Form 10-Q
period 1995-09-30
XOMA CORP /DE/
filed 1995-11-09
CIK 791908

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

                           (mark one)
      [X] Quarterly Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934
          For Quarterly Period Ended September 30, 1995

                               or

      [ ] Transition Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934
         For Transition Period from ________ to ________

                   Commission File No. 0-14710

                           XOMA CORPORATION
       (Exact Name of Registrant as specified in its charter)

                Delaware                       94-2756657
       (State or other jurisdiction of      (I.R.S. Employer
       incorporation or organization)       Identification No.)

             2910 Seventh Street, Berkeley, CA 94710
        (Address of principal executive offices) (Zip Code)

                            (510) 644-1170
        (Registrant's telephone number including area code)

                      Not Applicable
        (Former name, former address and former
        fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Secu-rities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.

                       Yes_X__    No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.0005 par value       ____  24,554,650______
            Class                       Outstanding at
                                      September 30, 1995

                               XOMA CORPORATION

                              Table of Contents


                                                                          Page


PART I FINANCIAL INFORMATION

      Item 1      Financial Statements

                  Condensed Balance Sheets as of
                  September 30, 1995 and December 31,
                  1994............................................         1

                  Condensed Statements of Operations
                  for the Three and Nine Months Ended
                  September 30, 1995 and 1994.....................         2

                  Condensed Statements of Cash Flows
                  for the Nine Months Ended
                  September 30, 1995 and 1994.....................         3

                  Notes to Condensed Financial
                  Statements......................................         4

      Item 2      Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations......................................         7

PART II OTHER INFORMATION

      Item 1      Legal Proceedings...............................        10

      Items 2, 3, 4 and 5 are either inapplicable or
                  nonexistent and therefore are omitted
                  from this report

      Item 6      Exhibits and Reports on Form 8-K................        10

Signatures........................................................        11

                               XOMA CORPORATION

                           CONDENSED BALANCE SHEETS
                                (In thousands)

                                              September 30     December 31
                                                  1995             1994
                                              (Unaudited)       (Audited)
Assets:
      Cash and cash equivalents               $   19,115       $    3,576
      Short-term investments                       6,181           36,074
      Interest and other receivables                 505              856
      Inventory (see Note 4)                          --            4,170
      Other current assets                           351              822
                                                --------         --------
            Total current assets                  26,152           45,498

      Assets held for sale (see Note 5)            3,982               --
      Property and equipment, net                  7,084           15,448
      Other assets                                 2,338            1,483
                                                 -------       ----------

                                              $   39,556       $   62,429
                                                --------         --------

Liabilities and Stockholders' Equity:
      Accounts Payable                        $    1,179       $    1,415
      Other current liabilities                    4,828            8,968
                                                --------         --------
            Total current liabilities              6,007           10,383

      Non-current liabilities (See Note 3)         1,304            8,585

      Stockholders' equity                        32,245           43,461
                                                --------         --------
                                              $   39,556       $   62,429
                                                --------         --------

See accompanying notes to financial statements.

                               XOMA CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands except per share data)

                                  Three Months Ended     Nine Months Ended
                                     September 30           September 30
                                    1995       1994        1995       1994


                                  <C.
Revenues:
   Collaborative agreements       $    --    $     --     $    --   $    136
   License fees                         8         38       1,063       1,388
   Product sales and royalties         17         84          71         167
                                  -------    -------     -------    --------
                                       25        122       1,134       1,691
                                  -------    -------     -------    --------


Expenses:
   Cost of products sales              --          2          --           2
   Research and development         5,227      6,793      17,280      20,165
   General and administrative       1,182      1,993       4,437       6,702
                                  -------    -------     -------     -------
                                    6,409      8,788      21,717      26,869
                                  -------    -------     -------     -------
Loss from operations               (6,384)    (8,666)    (20,583)    (25,178)

Other income (expense):
   Investment income                  429        603       1,523       1,672
   Other income (expense)           1,882         23       1,920         (42)
   (See Notes 3, 4 and 5)        --------    -------     -------     --------

Net loss                         $ (4,073)  $ (8,040)  $ (17,140)  $ (23,548)

Net loss per share                $ (0.17)   $ (0.36)    $ (0.74)    $ (1.08)

Weighted average common
shares outstanding                 24,268     22,174      23,034      21,835


See accompanying notes to financial statements.

                               XOMA CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited, in thousands)

                                                         Nine Months Ended
                                                           September 30
                                                       1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in) operating
  activities                                       $ (20,480)     $ (21,544)
                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of short-term investments        61,635        266,358
  Payments for purchase of short-term
    investments                                      (31,627)      (262,424)
  Change in unrealized gain (loss) on
    investments                                           --           (111)
  Capital expenditures                                  (318)        (1,072)
                                                   ----------     ----------

    Net cash provided by (used in)
      investing activities                            29,690          2,751
                                                   ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale and leaseback of equipment        1,800            ---
  Proceeds from issuance of common stock               4,925            ---
  Capital lease principal payments                      (396)          (486)
                                                   ----------     ----------
    Net cash provided by (used in)
      financing activities                             6,329           (486)
                                                   ---------      ----------

  Net increase (decrease) in cash and
    cash equivalents                                  15,539        (19,279)
  Cash and cash equivalents at beginning
    of period                                          3,576         23,490
                                                   ---------      ---------
  Cash and cash equivalents at end of period       $  19,115      $   4,211
                                                   ---------      ---------

See accompanying notes to financial statements.

                               XOMA CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 (Unaudited)


1.    Basis of Presentation

            The interim information contained herein is unaudited but, in management's opinion, includes all normal recurring adjustments which are necessary for a fair presentation of results for the periods presented. Interim results are not nec-essarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1994.

2.    Amendment to Pfizer Agreement

            During the third quarter of 1995, XOMA and Pfizer Inc. ("Pfizer") agreed to modify the funding arrangement of the current E5\ clinical trial, so that XOMA may at its option reduce its contribution towards the cost in return for an agreed reduction in future royalties to be paid by Pfizer. The agreement also modifies the formula for paying the Company's $8.5 million obligation to Pfizer for litigation expenses solely by reduction of future royalties. The maximum royalty reduction in any one year will be 30% of the royalty otherwise payable on Pfizer's U.S. sales of the E5\ product, until such time as the amounts owed are fully paid.

3.    Litigation Accrual

            Based on the recent agreement concluded with Pfizer, XOMA management has no reliable basis for anticipating when or whether the $8.5 million litigation cost, previously recorded as a non-current liability will have to be paid by the Company. Accordingly, due to its contingent nature, this liability has been eliminated from the balance sheet. The $8.5 million gain from elimination of this liability is included in Other Income/(Expense).

4.    Inventory Reserves

            The Company has maintained a $6.9 million reserve against its product inventories of $11.1 million, leaving a net inventory balance of $4.2 million. These inventories consist of

E5\ raw materials. Concurrent with the elimination of the lia-bility for litigation expense, the Company has recognized a 100% reserve against E5\ inventory. The resulting $4.2 million loss is included in Other Income/(Expense).

5.    Building for Resale

            In 1992, XOMA completed construction on a building to be used in the production of its CD5 Plus~ product. Late in 1994, XOMA made the decision to discontinue development of this product, and has been evaluating alternative uses for the facil-ity. During the third quarter of 1995, the decision was made to attempt to sell the facility. The net book value of the facility as of September 30, 1995 was approximately $6.4 million. The Company has written the facility down to a value of $4.0 million, and classified it as an asset held for sale. The resulting $2.4 million loss is included in Other Income/(Expense).

6.    Restructuring

            The activities in the first six months of 1995 affect-ing the restructuring accrual established in the fourth quarter of 1994 are as follows:

                                          In Millions

      Original amount accrued                $2.5

      Charges against the accrual             2.0

      Adjustments to the accrual               --


7.    Supplemental Cash Flow Information

            In the first nine months of 1995 the Company paid an $0.8 million preferred stock dividend by issuing 252,745 shares of common stock.

            In July 1995, investors converted 7,808 shares of the Company's Series B Preferred Stock into 1,501,731 shares of com-mon stock.

8.    Financings

            In July 1995, the Company raised $1.8 million from the sale and leaseback of certain assets. In August 1995, the

Company issued 4,799 shares of its Convertible Preferred Stock, Series C to foreign investors in an offering exempt from regis-tration under the Securities Act of 1933 in reliance on Regula-tion S thereunder. The offering yielded net proceeds to the Com-pany after expenses of $4.2 million. For two years after issu-ance, the Series C Preferred Stock will be convertible by the holder into Common Stock of the Company at a conversion price equal to 80% of the then current market price of the Common Stock. After two years the Series C Preferred Stock may be con-verted by the Company at the same conversion price. The Company will not be required to issue more than approximately 4.5 million shares of Common Stock upon conversion of shares of Series C Pre-ferred Stock, but may instead obtain stockholder approval or redeem such shares at a 25% premium to liquidation value. In June and July 1995, the Company also issued 470,859 shares of common stock in reliance on Regulation S for net proceeds of $0.7 million.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

            Revenues in the first nine months of 1995 consisted primarily of license fees and technology sales, of which $0.2 million consisted of cash received in connection with the Company's ING-1 technology license, and $0.9 million consisted of an additional long-term interest bearing note related to XOMA's TCR peptide technology which was sold in 1994. Revenues for the first nine months of 1994 included $1.4 million for the sale of TCR peptide technology. Revenues in the third quarter of 1995 and 1994 were not significant.

            Research and development expenditures in the first nine months of 1995 were $17.3 million, a 14% reduction versus the comparable 1994 period. For the third quarter of 1995, research and development expenditures were $5.2 million, a 23% reduction versus the third quarter of 1994.

            General and administrative expenses were $4.1 million in the first nine months of 1995, or 34% below the comparable
1994 period. Third quarter expenses of $1.2 million were 43% below last year.

            Overall, 1995 operating expenses showed savings of 19% and 27% versus 1994 for the nine month and three month periods, respectively. These savings reflect the benefits of the restruc-turing undertaken in the fourth quarter of 1994, which was intended to reduce operating expenses and to focus the Company's development efforts on Neuprex~ and other products derived from BPI.

            Investment income in the nine and three month periods of 1995 were both approximately $0.2 million below 1994, as lower investment balances were only partially offset by more favorable interest rates.

            During the third quarter, XOMA reached an agreement with Pfizer to amend the cost sharing arrangement for the current ongoing Phase III clinical trial for the Company's E5 product and certain other matters. This amendment gives the Company the option to pay a reduced share of future costs for this trial, in return for reduced future royalty payments by Pfizer on U.S. sales of the product. The Company has also increased its reserves against its E5\ inventories to provide full coverage.

Finally, the Company made the decision to attempt to sell its facility which was to be used for the production of its CD5 Plus~ product and has re-classified it for financial reporting purposes as an asset held for sale. The net result of these actions was a one-time gain recorded in the third quarter in Other Income/(Expense) of $1.9 million ($0.08 per share).


Liquidity and Capital Resources:

            The Company's cash, cash equivalents and short-term investments totaled $25.3 million as of September 30, 1995 com-pared with $39.7 million as of December 31, 1994. Of the $14.4 million net cash reduction during the first nine months of 1995, $2.0 million related to payments for restructuring charges recorded in 1994 and $18.7 million related to the current year operations before $6.3 million in net proceeds from lease and equity financing less lease principal payments. Cash consumption was $23.2 million in the comparable 1994 period. Capital expen-ditures totaled $0.3 million and $1.1 million for the nine months ended September 30, 1995 and 1994, respectively. The Company's cash, cash equivalents and short-term investments will continue to decrease while the Company pursues its development efforts and seeks U.S Food and and Drug Administration licensure or until the Company secures other sources of funds.

            In July 1995, the Company raised $1.8 million from the sale and leaseback of certain assets. In August 1995, the Com-pany issued 4,799 shares of its Convertible Preferred Stock, Series C to foreign investors in an offering exempt from regis-tration under the Securities Act of 1933 in reliance on Regula-tion S thereunder. The offering yielded net proceeds to the Com-pany after expenses of $4.2 million. For two years after issu-ance, the Series C Preferred Stock will be convertible by the holder into Common Stock of the Company at a conversion price equal to 80% of the then current market price of the Common
Stock. After two years the Series C Preferred Stock may be con-verted by the Company at the same conversion price. The Company will not be required to issue more than approximately 4.5 million shares of Common Stock upon conversion of shares of Series C Pre-ferred Stock, but may instead obtain stockholder approval or redeem such shares at a 25% premium to liquidation value. In
June and July 1995, the Company also issued 470,859 shares of common stock in reliance on Regulation S for net proceeds of $0.7 million.

            The Company is relatively debt free and has been able to control its operating cash consumption by carefully monitoring its costs, including research and development. As a result, the Company's cash position and resulting investment income are suf-ficient to finance currently anticipated levels of spending at least through the third quarter of 1996. The Company continues to evaluate a variety of arrangements which would further strengthen its competitive position and provide additional fund-ing, but cannot predict whether additional funding will be avail-able when required.

PART II - OTHER INFORMATION

Item 1      Legal Proceedings.

            There have been no material developments in the lawsuit entitled Warshaw et al. v. XOMA Corporation, et al.
            since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 1994.


Item 2      Changes in Securities.  None


Item 3      Defaults Upon Senior Securities.  None


Item 4      Submission of Matters to a Vote of Security Holders.
            None


Item 5      Other Information.  None


Item 6      Exhibits and Reports on Form 8-K.


                  (a)   Exhibit 27.1.     Financial Data Schedule.
                  (b)   None.

                               XOMA CORPORTION


                                  SIGNATURES



            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    XOMA CORPORATION


Date:  November 9, 1995             By:   /s/ JOHN L. CASTELLO
                                          John L. Castello
                                          Chairman of the Board,
                                          President and Chief
                                          Executive Officer



Date:  November 9, 1995             By:   /s/ PETER B. DAVIS
                                          Peter B. Davis
                                          Vice President, Finance and
                                          Chief Financial Officer