Form 10-K
period 1995-12-31
XOMA CORP /DE/
filed 1996-03-14
CIK 791908

                                     UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                       FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]

                                            OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1995                             COMMISSION FILE NO.
0-14710


                                    XOMA CORPORATION
                  (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS
CHARTER)

         DELAWARE                                     94-2756657
(STATE OF INCORPORATION)                 (I.R.S. EMPLOYER
IDENTIFICATION NO.)

 2910 SEVENTH STREET,
 BERKELEY, CALIFORNIA                                 94710
 (ADDRESS OF PRINCIPAL                                (ZIP CODE)
 EXECUTIVE OFFICES)

                 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA
CODE:
                                     (510) 644-1170

            SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE
ACT:
                                         NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE
ACT:
                             COMMON STOCK, $.0005 PAR VALUE
                            PREFERRED STOCK PURCHASE RIGHTS

         Indicate by check mark whether the registrant (1) has
filed all reports
required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                               --         --

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by nonaffiliates of the registrant, as of February 29, 1996: $114,627,723.

         Number of shares of Common Stock outstanding as of February 29, 1996:
28,312,868.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

         Portions of the Company's Proxy Statement for the Company's 1996 Annual
Meeting of Stockholders are incorporated by reference into Part III of this
Report.

                                     PART I



ITEM 1.           BUSINESS

                                     GENERAL

     XOMA Corporation ("XOMA" or the "Company") is a
biopharmaceutical  company
developing   products  for  the  treatment  of  infectious
diseases  and  major
complications  due to infections,  traumatic  injury and surgery.
The Company's
current product development programs include:

         o Neuprex(TM), a recombinantly-derived fragment of human
              bactericidal/permeability-increasing protein ("BPI") and XOMA's lead BPI product, which is currently in efficacy clinical trials for four different indications.

         o I-PREX(TM), a proprietary topical formulation of BPI for the treatment of ophthalmic disorders, which is undergoing preclinical testing as a treatment for corneal ulcerations and transplants.

         o Mycoprex(TM), a potent fungicidal peptide compound derived from
              BPI that is currently in preclinical product development.

         o E5(R), XOMA's monoclonal antibody product, which is in a Phase III trial in the United States as a treatment for gram-negative sepsis and has been submitted for approval in Japan as a treatment for endotoxemia.

                                  PRODUCT AREAS

         The following describes XOMA's significant therapeutic product development and clinical activities:

The BPI Product Platform

         The Company's current programs are primarily focused on the development of therapeutic products derived from BPI. BPI is a naturally-occurring human host- defense protein found in white blood cells (neutrophils). BPI kills bacteria, apparently by permeating bacterial cell walls. It also neutralizes poisonous endotoxins produced on the surface of gram-negative bacteria, which can trigger severe complications in infected patients. Furthermore, BPI inhibits angiogenesis (growth of new blood vessels) by binding to heparin, a natural protein involved in blood vessel formation.

         XOMA scientists developed a modified recombinant fragment of the BPI molecule, called rBPI21, which is potent and stable and can be manufactured in commercially viable quantities. This fragment is the basis for the Company's
Neuprex(TM) product.

         In December 1992, XOMA submitted an investigational new drug application ("IND") to the U.S. Food and Drug Administration ("FDA") to begin
Phase I human testing of Neuprex(TM). In March 1993, the Company initiated human safety and pharmocokinetic testing under the IND. In mid-1995, the Company initiated three clinical efficacy trials testing the Neuprex(TM) product as a treatment for bacterial endotoxin-related conditions. A fourth trial started in the first quarter of 1996.

         XOMA has an agreement with New York University ("NYU") relating to its rBPI products. See "Research and License Agreements." In March 1993, the U.S.
Patent and Trademark Office ("Patent Office") issued a patent related to BPI to
NYU, and the Company is the exclusive licensee of this patent. The Company is aware of an agreement between Genentech Inc. ("Genentech") and Incyte
Pharmaceuticals Inc. ("Incyte") pursuant to which Incyte claims to hold worldwide rights to all Incyte and Genentech technology related to BPI and through which Genentech will receive a royalty on Incyte's BPI product sales.
Between 1992 and 1994, the Patent

     Office issued five patents related to BPI to Incyte. Based on the opinion of its patent counsel, Marshall, O'Toole, Gerstein, Murray &
Borun, the Company
believes that it does not infringe any valid claims of any of the Incyte patents. See "Patents and Trade Secrets."

Neuprex(TM)

         In the second quarter of 1995, XOMA started three clinical trials evaluating Neuprex(TM) as a treatment for bacterial endotoxin-related conditions.
The indications are:

         o Meningococcemia: a potentially deadly bacterial infection that usually afflicts children, characterized by extremely high endotoxin levels.

         o Hemorrhagic trauma: accidents or injuries that cause acute blood loss may trigger serious complications, possibly from translocation of endotoxin or endotoxin-carrying bacteria from the
              gastrointestinal tract into the bloodstream.

         o Partial hepatectomy: surgical removal of part of the liver, usually to remove an isolated tumor. Since the liver clears endotoxin, the resulting temporarily impaired liver function can lead to endotoxin- related complications.

         In the first quarter of 1996, the Company started a fourth clinical trial for Neuprex(TM) to be used with conventional antibiotics in the treatment of severe intra-abdominal infections, including those caused by antibiotic-resistant organisms.

I-PREX(TM)

         XOMA has developed a proprietary topical formulation of rBPI21 for the treatment of ophthalmic infections. Although standard antibiotics fight bacterial infections, they do not inhibit the growth of new blood vessels in the cornea associated with eye infections. This neovascularization can lead to scarring and permanently impaired vision. In preclinical testing, the I-PREX(TM) product has shown anti-infective and anti-angiogenic (inhibition of blood vessel growth) properties in the treatment of corneal injury and associated infection.
The use of I-PREX(TM) to treat corneal ulcers and other corneal diseases could eliminate the need for therapies, such as those with corticosteroids, which have undesirable side effects.

Mycoprex(TM)

         XOMA scientists discovered that certain peptide sequences derived from
BPI displayed potent fungicidal activity. Further research demonstrated that many of these compounds not only killed strains of Candida, the most common fungi to cause systemic illness, but also showed activity against other strains of fungi including fungi resistant to the currently available drugs.

         Based on these findings, the Company has initiated a program to screen for compounds with a broad spectrum of potent fungicidal activity and a better safety profile than currently-available fungicidals. The Company has selected a lead antifungal compound and several alternates and has moved them from the research phase into product development.

E5(R) Monoclonal Antibody Product

         The term sepsis is commonly used to describe a severe systemic inflammatory response by the body's immune system to invasion by bacteria.
Sepsis can be a complication of many different underlying causes, including infections, cancer, trauma, massive blood loss and surgery.

         Gram-negative sepsis refers to sepsis caused by infection by gram-negative bacteria. Gram-negative bacteria are distinctive because their cell walls contain endotoxin (lipopolysaccharide or LPS), a chemical that can trigger the inflammatory cascade that leads to sepsis. Thus, sepsis could be thought of as late-stage endotoxin poisoning.

         XOMA's product for the treatment of gram-negative sepsis, E5(R), is a murine monoclonal antibody that neutralizes the effects of endotoxin. XOMA has completed several clinical trials of E5(R), including two randomized, double-blind, placebo-controlled, multi-center Phase III studies involving nearly 1300 patients. In March 1989, XOMA filed a Product License Application
("PLA") for FDA licensure of E5(R). In September 1991, an FDA advisory committee heard E5(R) data presentations but made no recommendations regarding the safety or efficacy of the product. In June 1992, FDA informed XOMA that E5(R) was not approvable without further clinical testing. In June 1993, a third Phase III clinical trial of the E5(R) product began with narrower entry criteria than the previous trials. The trial is being managed and co-funded by Pfizer Inc.
("Pfizer"). In December 1995, an independent Data Safety Monitoring
Board
("DSMB") completed the first of two planned interim analyses for this trial.
The data were not disclosed to XOMA or to Pfizer. The DSMB found no evidence suggesting safety concerns and concluded that the results met predetermined criteria for continuing the trial. There can be no assurance that the continuing trial will yield data that will result in licensure of E5(R) in the
U.S. See "Development and Marketing Arrangements."

         In October 1993, Pfizer submitted an application for approval to market
E5(R) for endotoxin reduction to regulatory authorities in Japan.
There can be
no assurance that such application will be approved. See
"Development and
Marketing Arrangements".

Genimune(TM)

         XOMA believes there is potential for the use of a T lymphocyte-targeted product in autoimmune disease therapy. For several years, the Company developed and evaluated several proprietary variants of genetically-engineered proteins and targeted immunofusions ("TIF"). In mid-1993 the Company selected a lead immunofusion compound and named it Genimune(TM). In December 1993, XOMA entered into cross-license agreements with Research Development Foundation concerning recombinant DNA-derived gelonin ("r-gelonin"), a plant-derived enzyme that is a component of the Company's TIF program. In the fourth quarter of 1994, XOMA terminated further internal development of Genimune(TM) and is attempting to outlicense the product. See "Research and License Agreements."

Additional Product Areas

         XOMA continues to review alternatives to realize value from products and technologies outside the scope of its core research efforts, including immunoconjugates, immunofusions, bacterial and mammalian expression technology, osteoinductive proteins for bone repair, and non-cariogenic proteins for low-calorie flavor enhancement. Several licenses and sublicenses have been entered into in these areas, and discussions are ongoing with various other entities that have expressed interest in these products and technologies. No assurance can be given that any agreement or agreements will be reached as a result of the ongoing discussions.


                                  MANUFACTURING

         XOMA is currently producing its Neuprex(TM) product for clinical and toxicological testing needs at its Berkeley and Santa Monica facilities, pursuant to a drug manufacturing license obtained from the State of California.
The Company's E5(R) manufacturing facilities are located in Berkeley,
California.

         The Company's manufacturing capabilities include: recombinant technology- based production; the purification of monoclonal antibodies; the isolation and purification of cytotoxic enzymes and their fragments; the conjugation of monoclonal antibodies to such enzymes and/or fragments to form immunoconjugates; the formulation of pharmaceutical products for final sterile filling and finishing; and the capacity to do small-scale filling. FDA licensure of XOMA's manufacturing facilities will be required prior to any commercial use or sale of
Neuprex(TM), E5(R) or any other product.

         XOMA obtains the unpurified ascites containing the monoclonal antibodies used in its E5(R) product from a single supplier, Charles River
Laboratories ("CRL"), which has multiple manufacturing sites. XOMA and CRL entered into a supply agreement in February 1989 and renewed the agreement in
October 1991, committing CRL to supply and the Company to purchase its anticipated ascites needs for five years after FDA licensure of E5(R). Among the requirements for FDA licensure of E5(R) is that the CRL manufacturing facilities be licensed by FDA. If the Company must obtain ascites from other sources, including its own facilities or a different facility of the same supplier, regulatory licensure of such other sources will be required. Although XOMA believes that it currently has sufficient quantities of ascites for product launch and the first few years of sales, any significant future interruption in supply could materially and adversely affect the Company's business relating to
E5(R).

         Pfizer currently sterile-fills, packages and distributes E5(R) at a manufacturing plant in Brooklyn, New York. FDA licensure of this facility and the related process also is required. In the future, Pfizer may carry out some or all of the manufacturing processes for the production of the purified bulk
E5(R) intermediate product, supplementing XOMA's current manufacturing capacity.
If so, additional FDA licensure would be required.

         During December 1991 and January 1992 XOMA, CRL and Pfizer facilities were inspected for licensure by the FDA with respect to E5(R) and XOMA believes that there are no major manufacturing issues outstanding. Such licenses are currently pending and will not be finalized unless and until E5(R) has been approved for sale.

         The Company has accumulated inventories of raw material and intermediates for E5(R). Because the achievement, timing and terms of regulatory licensures and subsequent sales of pharmaceutical products are uncertain, there can be no assurance that the inventories of raw materials and intermediates will be usable. In connection with its October 1992 restructuring, the Company established a $6.0 million reserve for a portion of its E5(R) inventory and recorded a $2.5 million charge to earnings for future idle manufacturing capacity. The Company increased the reserve to $6.9 million in 1993 and to $11.1 million in 1995 to cover the entire value of the inventory.


                     DEVELOPMENT AND MARKETING ARRANGEMENTS

         The Company has developed a strategy of entering into arrangements with established pharmaceutical company partners in order to facilitate and help fund the development and marketing of its products. Assuming timely regulatory approval, which cannot be assured, the successful commercialization of XOMA's products will be dependent to a large extent upon the marketing capabilities of its pharmaceutical partners.

Neuprex(TM)

         The Company has engaged an investment banking firm to assist it in completing one or more strategic alliances with respect to its Neuprex(TM) product. The Company cannot predict whether or when any such alliance(s) will be consummated.


E5(R) Monoclonal Antibody Product

     In June 1987, XOMA and Pfizer entered into agreements relating to a potentially wide range of monoclonal antibody-based products for the treatment of gram-negative sepsis. XOMA believes that Pfizer's marketing force and experience in the development and marketing of anti-infective products, which are expected to be used in conjunction with E5(R), make Pfizer a strong partner and will contribute to the effective marketing of E5(R). The agreements provide
Pfizer
with exclusive rights to E5(R) in exchange for funding of certain clinical and development activities. In January 1994, the territory covered by the agreements was redefined to include only the countries of Japan and the
United States. Pfizer paid XOMA an initial license fee and has made payments based on development progress. XOMA is reimbursed for manufacturing costs and will receive a portion of the gross profits obtained from any sales on a formula basis. Pfizer also has a limited first right to negotiate for future XOMA products, other than BPI-derived products, if they will be used for the treatment, cure or prevention of gram-negative sepsis. The agreements can be canceled with appropriate notice upon reimbursement by Pfizer of certain of
XOMA's research and development expenses. XOMA has granted a security interest to Pfizer in assets related to its E5(R) program to secure performance of XOMA's obligations under the agreements under certain conditions, including bankruptcy.
In the third quarter of 1995, XOMA and Pfizer agreed to modify the funding arrangement of the current E5(R) clinical trial and the payment terms relating to certain patent litigation costs (see Notes 1 and 6 to the Financial
Statements). The Company believes that termination of its relationship with
Pfizer could have a material adverse effect on its future revenues and prospects.

Other

         From time to time, the Company reviews development opportunities with other biotechnology companies with a view toward providing process scale-up, regulatory and/or clinical services to them.


                                   COMPETITION

         The biotechnology and pharmaceutical industries are subject to continuous and substantial technological change. Competition in the areas of recombinant DNA-based and monoclonal antibody-based technologies is intense and expected to increase in the future as a number of established biotechnology firms and large chemical and pharmaceutical companies diversify into the field.
A number of these large pharmaceutical and chemical companies have enhanced their capabilities by entering into arrangements with or acquiring biotechnology companies. Substantially all of these companies have significantly greater financial resources, larger research and development and marketing staffs and larger production facilities than those of the Company. Moreover, certain of these companies have extensive experience in undertaking preclinical testing and human clinical trials. These factors may enable such companies to develop products and processes competitive with or superior to those of the Company. In addition, a significant amount of research in biotechnology is being carried out in universities and other non-profit research organizations. These entities are becoming increasingly aware of the commercial value of their work and may become more aggressive in seeking patent protection and licensing arrangements. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or uncompetitive.

         Earlier in the 1990's, a number of corporations including
Centocor,
Inc., Synergen, Inc. and Chiron, Inc. discontinued development of products (like
E5(R)) designed to treat gram negative sepsis. These actions may have a material adverse effect on the regulatory review of E5(R), and there can be no assurance that E5(R) will receive regulatory approval or that Pfizer will be able to market E5(R) effectively. The Company believes that research and human testing is being conducted with other products, some of which are designed to treat a broader population of sepsis patients, including patients with gram-positive as well as gram-negative sepsis. E5(R) is intended to treat only patients with severe gram- negative sepsis. There is no assurance, however, that products currently unknown to the Company will not prove to be more effective than or receive regulatory approval prior to E5(R).

         In addition, it is possible that Incyte or some other company is developing one or more products based on BPI, and there can be no assurance that such product(s) will not prove to be more effective than Neuprex(TM).

                               REGULATORY PROCESS

         XOMA's products are subject to rigorous preclinical and clinical testing requirements and to approval processes by FDA and similar authorities in other countries. The Company's products are primarily regulated on a product by product basis under the U.S. Food, Drug and Cosmetic Act and
Section 351(a) of
the Public Health Service Act. Most of the Company's human therapeutic products are or will be classified as biologic products and would be subject to regulation by the FDA Center for Biologics Evaluation and Research. Approval of a biologic for commercialization requires licensure of the product and the manufacturing facilities.

         The FDA regulatory process is carried out in several phases. Prior to beginning clinical testing of a proposed new biologic product, an IND is filed with FDA. This document contains scientific information on the proposed product, including results of testing of the product in animal and in vitro models. Also included is information on manufacture of the product and studies on toxicity in animals, and a clinical protocol outlining the initial investigation in humans.

         The initial stage of clinical testing, Phase I, ordinarily encompasses safety, pharmacokinetics and pharmacodynamic evaluations. Phase II testing encompasses investigation in specific disease states designed to provide preliminary efficacy data and additional information on safety. Phase III studies are designed definitively to document clinical safety and efficacy and to provide information allowing proper labelling of the product following approval. Phase III studies are most commonly multicenter, randomized, placebo-controlled trials in which rigorous statistical methodology is applied to clinical results. Other designs are also appropriate in specific circumstances.

         Following completion of clinical trials, a PLA is submitted to FDA to request marketing approval. For biologic products, an internal FDA committee is formed which evaluates the application, including scientific background information, animal and in vitro efficacy studies, toxicology, manufacturing and control and clinical data. Concurrently with the filing of the PLA, an establishment license application is filed which describes in detail the manufacturing facility, personnel, procedures and equipment used in the manufacture of the product. During the review process, a dialogue between FDA and the applicant is established during which FDA questions on both applications are raised and additional information is submitted. During the final stages of the approval process, FDA generally requests presentation of clinical or other data before an FDA advisory committee. Also, during the later stages of review,
FDA conducts an inspection of the manufacturing facility to establish that the product is made in conformity with good manufacturing practice. If all outstanding issues are satisfactorily resolved and labelling established, FDA issues licenses for the product and for the manufacturing facility, thereby authorizing commercial distribution.

         In March 1989, XOMA filed a PLA for approval of E5(R), a monoclonal antibody product, for the treatment of gram-negative sepsis. FDA responded to the PLA with a request for additional information, including clinical data. XOMA made a further submission and met and corresponded with the FDA on relevant matters. In September 1991, an FDA advisory committee heard E5(R) data presentations but made no recommendations regarding the safety or efficacy of the product. In June 1992, FDA informed XOMA that E5(R) was not approvable without further clinical testing. In June 1993, a third Phase III clinical trial of the E5(R) product began with narrower entry criteria than the previous trials. The trial is being managed and co-funded by Pfizer Inc. There can be no assurance that the continuing trial will yield data that will result in licensure of E5(R) in the U.S. See "Product Areas--E5(R) Monoclonal Antibody
Product" and Note 1 to the Financial Statements.

         In December 1991 and January 1992 the manufacturing facility for E5(R) was inspected for licensure by FDA. XOMA believes there are no major manufacturing issues outstanding. The license is currently pending but will not be finalized unless and until the relevant product has been approved for sale.

         In December 1992, the Company filed an IND with FDA to begin Phase I human testing of its Neuprex(TM) product and, in March 1993, began the testing.
Three randomized, double-blind, placebo-controlled Phase I studies have been completed and three Phase II efficacy studies were initiated in 1995. See
"Product Areas--Neuprex(TM)". Other potential XOMA products will require significant additional development, including extensive clinical testing. There can be no assurance that any of the products under development by the Company will be developed successfully, obtain the requisite regulatory approval or be successfully manufactured or marketed.

         FDA has substantial discretion in the product approval process and it is not possible to predict at what point, or whether, FDA will be satisfied with the Company's submissions or whether FDA will raise questions which may delay or preclude product approval. As additional clinical data are accumulated, they will be submitted to FDA and may have a material impact on the FDA product approval process. Given that regulatory review is an interactive and continuous process, the Company has adopted a policy of limiting announcements and comments upon the specific details of the ongoing regulatory review of its products, subject to its obligations under the securities laws, until definitive action is taken.


                            PATENTS AND TRADE SECRETS

         As a result of its ongoing activities, the Company holds and is in the process of applying for a number of patents in the United States and abroad to protect its products and important processes. The Company also has obtained or has the right to obtain exclusive licenses to certain patents and applications filed by others. However, the patent position of biotechnology companies generally is highly uncertain and no consistent policy regarding the breadth of allowed claims has emerged from the actions of the Patent Office with respect to biotechnology patents. Accordingly, no assurance can be given that the Company's patents will afford protection against competitors with similar technologies, or that others will not obtain patents claiming aspects similar to those covered by the Company's patent applications.

         During the period from September 1994 to February 1996, the Patent
Office issued nine patents to the Company related to its BPI-based products, including novel compositions, their manufacture, formulation, assay and use. The
Patent Office issued to the Company U.S. Patent No. 5,420,019 in May 1995 which is directed to novel recombinant amino-terminal fragments and fragment analogs of BPI and methods for their recombinant production. The Company believes that this patent will provide comprehensive protection for the manufacture, use and sale of its BPI-derived Neuprex(TM) and I-PREX(TM) products in the U.S. In
September 1995, the Patent Office issued U.S. Patent No. 5,447,913 which addresses novel pharmaceutical compositions of dimeric BPI protein products, including rBPI42, with enhanced biological activities.

         In addition to such composition patents, U.S. Patent No.
5,439,807
issued to the Company in August 1995 addresses improved manufacturing methods for the Company's BPI-related products and U.S. Patent No. 5,488,034 issued to the Company in January 1996 describes novel pharmaceutical formulations of
BPI-based protein products, including the Company's Neuprex(TM) product formulation. The Company's first two diagnostic assay patents, U.S. Patent Nos.
5,466,580 and 5,466,581, were issued in November 1995 and describe methods for quantifying BPI levels in blood as well as screening methods for detecting increased levels of BPI in septic patients. The Company's third diagnostic assay patent, U.S. Patent No. 5,484,705, was issued in January 1996 directed to methods of measuring levels of lipopolysaccharide-binding protein ("LBP")
elevated in humans as a specific response to bacterial endotoxin exposure.

         In addition to such composition, manufacturing, formulation and assay patents, the Company has been issued two patents related to therapeutic uses of
BPI-derived proteins. In September 1994, U.S. Patent No. 5,348,942 was issued addressing the use of BPI protein products for neutralizing anti-coagulant effects of heparin. In February 1996, the Patent Office issued
U.S. Patent

No. 5,494,896 directed to methods of treating burn injuries with BPI protein products.

         In addition to the nine BPI-related U.S. patents issued to the Company, the Company is the exclusive licensee of three BPI-related patents owned by NYU.
In March 1993, the Patent Office issued to NYU U.S. Patent No.
5,198,541 (the
"'541 patent") which contains claims covering the recombinant production of BPI.
The Company believes the '541 patent has substantial value because it covers certain production methodologies that allow production of commercial-scale quantities of BPI for human use. In February 1996, the Patent Office issued U.S.
Patent No. 5,489,676 to NYU, relating to the discovery of novel polypeptides that potentiate BPI's ability to kill gram-negative bacteria. In May 1995, the
European Patent Office granted to NYU, EP 375724, with claims to N-terminal BPI fragments and their use, alone or in combination with antibiotics, for the treatment conditions associated with bacterial infections. This patent is the first and only BPI-related patent that has been granted to date in Europe.

         The Company has also received four more U.S. Notices of Allowance and has more than twenty pending patent applications for its BPI-based products.

         The Company is aware of an agreement between Genentech and Incyte pursuant to which Incyte claims to hold worldwide rights to all Incyte and
Genentech technology related to BPI and through which Genentech will receive a royalty on Incyte's BPI product sales. Between 1992 and 1994, the Patent Office issued five patents related to BPI to Incyte. Based on the opinion of its patent counsel, Marshall, O'Toole, Gerstein, Murray & Borun, the Company believes that it does not infringe any valid claims of any of the Incyte patents.

         The Company is the exclusive licensee of U.S. Patent No.
4,918,163 (the
"`163 Patent"), issued to The Regents of the University of California in April of 1990. The `163 Patent relates to a method of treating gram-negative bacterial infection using certain anti-endotoxin monoclonal antibodies. On the date of issuance, the Company filed suit against Centocor alleging infringement of the
`163 Patent. Effective July 28, 1992, the Company, Centocor and all other interested parties resolved all outstanding litigation and disputes worldwide regarding products, patents and patent applications related to anti-endotoxin monoclonal antibodies by consent judgements which held the `163 Patent valid and infringed by Centocor. Centocor has agreed to pay royalties to XOMA for any
United States sales of its monoclonal antibody HA-1A, and the companies have agreed to forego all future litigation and administrative proceedings regarding certain of each other's patents and patent applications related to anti-endotoxin monoclonal antibodies. In March, 1993, Centocor announced the cancellation of the Phase III trial of its HA-1A product.

         If certain patents issued to others are upheld or if certain patent applications filed by others issue and are upheld, the Company may require certain licenses from others in order to develop and commercialize certain potential products incorporating the Company's technology. There can be no assurance that such licenses, if required, will be available on acceptable terms.


                         RESEARCH AND LICENSE AGREEMENTS

         XOMA has contracted with a number of academic and institutional collaborators to conduct certain research and development. Under these agreements the Company generally funds either the research and development or evaluation of products, technologies or both, will own or obtain an exclusive license to products or technologies developed, and will pay royalties on sales of products covered by the license. The rates and durations of such royalty payments vary by product and institution, and range generally for periods from five years to indefinite duration. Aggregate expenses of the Company under all of its research agreements totalled $0.4 million, $0.4 million, and $0.8 million in 1995, 1994, and 1993, respectively. The Company has entered into certain license agreements with respect to the following products:

Bactericidal/Permeability Increasing Protein

         In August 1990, XOMA entered into a research collaboration and license agreement with NYU whereby XOMA obtained an exclusive license to patent rights for DNA materials and genetic engineering methods for the production of BPI and fragments thereof. BPI is part of the body's natural defense against gram-negative bacteria and XOMA is exploring the use of its Neuprex(TM) and
I-PREX(TM) products, based on BPI, for various indications. XOMA has obtained an exclusive, worldwide license for the development, manufacture, sale and use of
BPI products for human therapeutic and diagnostic uses, and it has paid a license fee and will make milestone payments and pay royalties to NYU on the sale of such products. The license becomes fully-paid upon the later of the expiration of the relevant patents or fifteen years after the first commercial sale, subject to NYU's right to terminate for certain events of default.

E5(R) Monoclonal Antibody Product

         In September 1986, XOMA obtained from the University of California an exclusive license to several monoclonal antibody cell lines related to virulence factors of gram-negative bacteria. One of these monoclonal antibodies is being used in the Company's E5(R) anti-endotoxin product described herein. The Company has entered into an exclusive, worldwide license agreement for this product which provides for the payment of royalties on sales of products utilizing this antibody. The license becomes fully paid upon the later of the expiration of relevant patents or ten years after the first commercial sale, subject to the
University's right to terminate the license for certain events of default.

Recombinant Technology

         XOMA has obtained licenses under certain Stanford
University and
University of California patents relating to certain basic processes of recombinant DNA technology. The Stanford agreement provides that the Company will pay an annual fee and both agreements provide for royalties on sales of products should processes used in making those product(s) come under the licensed patents.


                                    EMPLOYEES

         As of December 31, 1995 XOMA employed 129 full-time employees at its
Berkeley and Santa Monica, California facilities. The Company's employees are engaged in clinical, manufacturing, quality assurance and control, research and product development activities, and in executive, finance and administrative positions. The Company considers its employee relations to be excellent.

         The principal executive offices of XOMA are located at 2910 Seventh
Street, Berkeley, California 94710 (telephone 510-644-1170).


ITEM 2.           PROPERTIES

         XOMA's principal product development and manufacturing facilities are located in Berkeley, California. The Company leases 98,000 square feet of space including approximately 35,000 square feet of research and development laboratories, 32,000 square feet of production and production support facilities and 16,000 square feet of office space. The Company subleased 14,000 square feet of office space as a result of the restructing. An additional 16,500 square foot production facility was completed and purchased by XOMA during 1992. A decision was made during the third quarter of 1995 to dispose of this facility.

         XOMA also maintains offices, laboratories and a manufacturing facility occupying approximately 15,000 square feet in leased space in Santa Monica,
California. An additional 6,000 square foot facility for scale-up of the
Neuprex(TM) product was completed in May 1993. The Company also owns an approximately 6,750 square foot parking lot in Santa Monica.

ITEM 3.           LEGAL PROCEEDINGS

         In June 1992, the Company and one of its officers were named in a securities class action lawsuit entitled Warshaw et al. v. XOMA Corporation, et al. filed in the United States District Court for the Northern District of
California. The suit alleges that the Company failed to adequately disclose information related to FDA review of the Company's application for a license to market its E5(R) product for the treatment of gram-negative sepsis. The suit seeks unspecified damages for alleged violations of Section 10(b) of the
Securities Exchange Act of 1934. After permitting plaintiffs to amend their complaint three times, the District Court granted defendants' motion to dismiss the third amended complaint with prejudice by Memorandum and Order dated June
23, 1994. Plaintiffs filed appeals with the U.S. Court of Appeals for the Ninth
Circuit on July 22 and 26, 1994. On January 25, 1996, the Court of Appeals reversed the District Court and remanded the case to the District Court for further proceedings, finding that the allegations of the plaintiffs' third amended complaint were sufficient to withstand a motion to dismiss. Defendants filed a petition for rehearing and suggestion for rehearing en banc on February
8, 1996. On February 16, 1996, the Court of Appeals requested that plaintiffs file a response to defendants' petition for rehearing, which plaintiffs filed on
March 1, 1996. The Court of Appeals has not yet ruled on the petition for rehearing. The Company maintains that all material information related to FDA review of its application to market E5(R) had been publicly disclosed on a timely basis, and that neither the Company nor the officer named engaged in any wrongdoing. The Company believes that the allegations contained in the suit are without merit, and it intends to defend against the suit vigorously.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

         None.


OFFICERS

         The officers of the Company are as follows:


NAME                              AGE                TITLE

John L. Castello                  59       Chairman of the Board,
President
                                               and Chief Executive
Officer

Patrick J.
Scannon, M.D., Ph.D.              48       Chief Scientific and
Medical Officer
                                               and Director

Clarence L. Dellio                49       Senior Vice President,
Operations


Peter B. Davis                    49       Vice President, Finance
                                               and Chief Financial
Officer

Marvin J. Garrett                 45       Vice President, Clinical
and
                                                Regulatory Affairs

Christopher J. Margolin           49       Vice President, General
Counsel and
                                                Secretary

W. C. McGregor, Ph.D.             54       Vice President,
Technical
                                                Development and
Santa Monica
                                                Operations

         Officers serve at the discretion of the Board of Directors. There is no family relationship among any of the officers or directors.

                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades in the over-the-counter market on the
National Association of Securities Dealers, Inc. Automated
Quotation System
National Market ("NASDAQ/National Market") under the symbol "XOMA." The following table sets forth the quarterly range of high and low reported sale prices of the Company's Common Stock on the NASDAQ/National Market for the periods indicated.


                                                            Price
Range

-----------------------
                                                       High
       Low
1994:
First Quarter                                         $ 6-1/4
     $ 3-3/4
Second Quarter                                          4-1/4
       2-1/2
Third Quarter                                           3-5/8
       2-1/4
Fourth Quarter                                          4-1/8
      2-3/16

1995:
First Quarter                                         $3-1/16
     $ 1-1/8
Second Quarter                                          2-7/8
      1-9/32
Third Quarter                                           4-1/4
     1-11/16
Fourth Quarter                                          4-1/8
       1-7/8

1996:
First Quarter (through February 29, 1996)              $5-3/4
      $3-3/8


         On February 29, 1996, there were approximately 2,636 record holders of
XOMA's Common Stock.

         The Company has not paid dividends on its stock. The Company currently intends to retain any earnings for use in the development and expansion of its business. The Company, therefore, does not anticipate paying cash dividends in the foreseeable future (see Note 4 to the Financial Statements, "CAPITAL
STOCK").

ITEM 6.           SELECTED FINANCIAL DATA

         The following table contains selected financial information including income statement and balance sheet data of XOMA for the years 1991 through 1995.
The selected financial information has been derived from the audited Financial
Statements of XOMA. The selected financial information should be read in conjunction with the Financial Statements and notes thereto set forth beginning on page 21 of this report, and "Management's Discussion and Analysis of
Financial Condition and Results of Operations" contained in Item 7 below.

                                     YEAR ENDED DECEMBER 31,

----------------------------------------------------
                          1995      1994          1993         1992
    1991
                          ----      ----          ----         ----
    ----
                                (IN THOUSANDS, EXCEPT PER SHARE
AMOUNTS)
STATEMENT OF
OPERATIONS DATA
Total revenues        $   1,165    $   1,729    $    571    $
5,105  $ 17,140
Total operating
costs and
expenses(1)              27,469       38,460      35,259
53,999    58,400
Other income, net(2)      3,832        2,104       3,381
1,802     6,918
                       --------     --------    --------
--------   --------
Net loss               $(22,472)    $(34,627)   $(31,307)
$(47,092)  $(34,342)
                       ========     ========    ========
========   ========
Net loss per share     $  (0.95)    $  (1.58)   $  (1.46)   $
(2.20)  $  (1.77)
                       ========     ========    ========
========   ========

BALANCE SHEET DATA
Cash(3)               $  26,405     $ 39,650    $ 70,246    $
83,413   $124,289
Total assets             40,878       62,429      94,131
109,269    154,289
Long-term debt (4)        7,692          120         425
1,054      1,503
Accumulated deficit    (307,905)    (284,847)   (249,439)
(218,132)  (171,040)
Stockholders' equity     26,836       43,461      78,397
88,473    134,456

(1) In 1994, includes $2.5 million related to employee termination benefits associated with a restructuring and in 1992, includes
$10.0 million
         related to an E5(R) inventory write-down, idle capacity and personnel costs associated with an earlier restructuring.

(2) Other income in 1995 principally consists of interest income ($1.9 million), gain on write-down of a litigation accrual ($8.5 million), loss on write-down of E5(R) inventory ($4.2 million), and a loss on write-down of certain fixed assets ($2.4 million), which are being held for sale.

(3) Includes cash, cash equivalents, and short-term investments.

(4) Excludes current portion. In 1995, includes $6.5 million aggregate principal amount of convertible debentures due 1998. As of February 29,
         1996, $3.3 million aggregate principal amount of the convertible debentures had been converted into 992,205 shares of Common Stock.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
                  AND RESULTS OF OPERATIONS

OVERVIEW

         XOMA is a biopharmaceutical company engaged in the development of products for the treatment of infections and complications from traumatic injury and surgery. The Company is developing its Neuprex(TM) product for the treatment of gram-negative infections and bacterial endotoxin-related complications. Other
BPI-derived products are in development, such as I-PREX(TM), for treating ophthalmic infections and disorders, and Mycoprex(TM), for treating systemic fungal infections. The Company's monoclonal antibody product, E5(R), is in clinical testing in the United States as a treatment for gram-negative sepsis, and has been submitted for approval in Japan as a treatment for endotoxemia.

         In December 1994, XOMA restructured its operations to reduce costs and focus on the development of its portfolio of advanced products. Under the restructuring, XOMA's work force was reduced at its facilities in Berkeley and
Santa Monica, California. Although the restructuring will preserve the functions essential to the development of Neuprex(TM) and certain other products derived from BPI, several research programs with longer lead times and a need for substantial funding were curtailed or eliminated.

         The Company incurred a net loss in each of the past three years and is expected to continue to operate at a loss at least until regulatory approval and commencement of commercial sales of its products occurs. However, the timing of product approvals is uncertain and there can be no assurance that approvals will be granted or that revenues from product sales will be sufficient to attain profitability.

REVENUES

         Total revenues were $1.2 million in 1995, $1.7 million in 1994, and
$0.6 million in 1993. Revenues for 1995 and 1994 included $0.8 million and $1.4
million respectively in partial consideration for the sale of the Company's
T-cell receptor ("TCR") technology.

         Since it is not possible to predict when or whether it will receive regulatory approval for its products, the Company has established a reserve of
$11.1 million for its entire E5(R) inventory.

COSTS AND EXPENSES

         Due to the regulatory status of the Company's E5(R) product, there has been no significant production of this product, from 1993 through 1995.

         In 1995, research and development expenses decreased by $5.2 million from 1994 expenses, which were $0.4 million above 1993 expenses. The 1995 decrease was due primarily to the restructuring at the end of 1994.
The 1994
increase was due primarily to the cost of BPI toxicology studies, partially offset by lower personnel, supplies and outside research costs.

         General and administrative expenses decreased by $3.3
million in 1995
primarily due to the effect of the 1994 restructuring. The $0.5 million increase of 1994 over 1993 was principally the result of additional corporate salaries and overhead related to Neuprex(TM) and Genimune(TM) project management.

         In the fourth quarter of 1994, the Company recorded a $2.5 million charge for the cost of termination benefits related to the restructuring of operations to reduce costs and to accelerate development of Neuprex(TM) and the other products derived from BPI.

         Investment income decreased by $0.2 million in 1995
compared with 1994
and by $1.4 million in 1994 compared with 1993 due primarily to lower average investment balances partially offset by higher interest rates.

         During the third quarter of 1995, XOMA reached an agreement with Pfizer to amend the cost sharing arrangement for the current ongoing Phase III clinical trial for the Company's E5(R) product and certain other matters. This amendment gives the Company the option to pay a reduced share of future costs for this trial, in return for reduced future royalty payments by Pfizer on U.S. sales of the product. The Company has also increased its reserves against its E5(R) inventories to provide a 100 percent reserve. Finally, the Company made the decision to attempt to sell its facility which was to be used for the production of its CD5 Plus(TM) product and has re-classified it for financial reporting purposes as an asset held for sale. The net result of these actions was a one-time gain recorded in Other Income/(Expense) of $1.9 million ($0.08 per share).

LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents, and short-term investments decreased by $13.2 million during 1995 primarily as a result of operating cash requirements of
$24.6 million, and capital expenditures and lease payments of $0.8 million, offset by $1.8 million from a sale and leaseback transaction, $5.9 million from debt incurrence, and $4.5 million from the issuance of equity.

         Cash used in operating activities was $24.6 million in 1995. This was primarily due to the net loss of $22.5 million plus a $3.9 million reduction in accrued liabilities and an $8.5 million reduction in non-current liabilities, partially offset by a $4.2 million increase to inventory reserves, $2.9 million in charges for depreciation and amortization and a $2.4 million valuation reduction in certain fixed assets which have been re-classified as property held for sale. The $3.9 million reduction in accrued liabilities included $2.3 million in payments for re-structuring costs recorded in 1994, and a $2.0 million payment to Pfizer for previously recorded clinical trial costs.
The reduction in non-current liabilities related to the elimination of an $8.5 million litigation liability to Pfizer (see Notes 1 and 6 to the Financial
Statements).

         Capital expenditures totalled $0.3 million in 1995, $1.3 million in
1994 and $1.8 million in 1993. Included in 1994 and 1993 were purchases of research and manufacturing equipment and capital costs associated with the expansion of the Neuprex(TM) product manufacturing facilities in Santa Monica and Berkeley. In the near term, the Company intends to continue to fund capital expenditures from internal cash resources supplemented by capital financing where appropriate and available.

         The Company's cash position and resulting investment income are sufficient to finance the Company's currently anticipated needs for operating expenses, working capital, equipment and current research projects for a minimum of one year. The Company continues to evaluate strategic alliances, potential partnerships, and financing arrangements which would further strengthen its competitive position and provide additional funding. The Company has engaged an investment banking firm to assist in completing one or more strategic alliances with respect to the Neuprex(TM) product. The Company cannot predict whether or when any such alliance(s) will be consummated or whether additional funding will be available when required.

         Although operations are influenced by general economic conditions, the
Company does not believe that inflation had a material impact on revenues or expenses for the periods presented. The Company believes it is not dependent on materials or other resources which would be significantly impacted by inflation or changing economic conditions in the foreseeable future.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the registrant, related notes, and report of independent public accountants are set forth beginning on page 21 of this report.

         Report of Independent Public Accountants
         Balance Sheets
         Statements of Operations
         Statements of Stockholders' Equity
         Statements of Cash Flows
         Notes to Financial Statements


ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCING
DISCLOSURES

         None.

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

         The section labeled "Proposal 1 -- Election of Directors" appearing in the Company's proxy statement for the 1996 annual meeting of stockholders is incorporated herein by reference. Information concerning the Company's executive officers is set forth in Part I of this Report on Form 10-K.


ITEM 11.          EXECUTIVE COMPENSATION

         The section labeled "Executive Compensation" appearing in the Company's proxy statement for the 1996 annual meeting of stockholders is incorporated herein by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

         The section labeled "Stock Ownership" appearing in the Company's proxy statement for the 1996 annual meeting of stockholders is incorporated herein by reference.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section labeled "Certain Transactions" appearing in the Company's proxy statement for the 1996 annual meeting of stockholders is incorporated herein by reference.


                                     PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

         (a)      List of documents filed as part of this Report.

                  (1)      Financial Statements:

                           All financial statements of the
registrant referred
                           to in Item 8 of this Report on Form
10-K.

                  (2)      Financial Statement Schedules:

                           All financial statements schedules have
been omitted
                           since the required information is
included in the
                           financial statements or the notes
thereto, or is not
                           applicable or required.

                  (3)      Exhibits:

                           See "Index to Exhibits."

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this
14th day of March, 1996.


                                         XOMA CORPORATION



                                         By  /s/ JOHN L. CASTELLO

-------------------------------
                                             John L. Castello,
                                             Chairman of the Board,
President
                                             and Chief Executive
Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                    DATE


/s/ JOHN L. CASTELLO       Chairman of the Board, President
March 14, 1996
------------------------   and Chief Executive Officer
(John L. Castello)         (Principal Executive Officer)


/s/ PATRICK J. SCANNON     Chief Scientific and
March 14, 1996
-----------------------    Medical Officer and Director
(Patrick J. Scannon)


/s/ PETER B. DAVIS         Vice President, Finance
March 14, 1996
-----------------------    and Chief Financial Officer
(Peter B. Davis)           (Principal Financial and
                           Accounting Officer)

SIGNATURE                          TITLE
     DATE


/s/ JAMES G. ANDRESS       Director
March 14, 1996
-----------------------
(James G. Andress)



/s/ WILLIAM K. BOWES, JR.  Director
March 14, 1996
------------------------
(William K. Bowes, Jr.)



/s/ ARTHUR KORNBERG        Director
March 14, 1996
------------------------
(Arthur Kornberg)



/s/ STEVEN C. MENDELL      Director
March 14, 1996
------------------------
(Steven C. Mendell)



/s/ W. DENMAN VAN NESS     Director
March 14, 1996
------------------------
(W. Denman Van Ness)



/s/ GARY WILCOX            Director
March 14, 1996
-------------------------
(Gary Wilcox)

                          INDEX TO FINANCIAL STATEMENTS



 PAGE

Report of Independent Public Accountants..........
  22
Balance Sheets....................................
  23
Statements of Operations..........................
  24
Statements of Stockholders' Equity................
  25
Statements of Cash Flows..........................
  26
Notes to Financial Statements.....................
  27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To XOMA Corporation:

         We have audited the accompanying balance sheets of XOMA
Corporation (a
Delaware corporation) as of December 31, 1995 and 1994 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.


         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XOMA Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



San Francisco, California                            ARTHUR
ANDERSEN LLP
February 14, 1996

                                XOMA CORPORATION

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                     ASSETS

December 31

-----------------------------------------


                                                       1995
            1994
                                                       ----
            ----
CURRENT ASSETS:
  Cash and cash equivalents (Notes 1 and 2)         $  20,400
        $   3,576
  Short-term investments (Note 2)                       6,005
           36,074
  Notes receivable                                      2,205
               --
  Related party receivables (Note 8)                      276
              291
  Interest and other receivables                          384
              565
  Inventories (Note 1)                                     --
            4,170
  Prepaid expenses and other                              210
              822
                                                    ---------
        ---------
    Total current assets                               29,480
           45,498
NON-CURRENT ASSETS:
  Property and equipment, net (Note 1)                  6,181
           15,448
  Assets held for sale                                  4,442
               --
  Deposits and other                                      775
            1,483
                                                    ---------
        ---------
                                                    $  40,878
        $  62,429
                                                    =========
        =========

                                 LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
  Accounts payable                                    $ 2,120
          $ 1,415
  Accrued liabilities (Note 1)                          3,684
            8,662
  Capital lease obligations due in one year
  (Note 6)                                                546
              306
                                                    ---------
        ---------
    Total current liabilities                           6,350
           10,383
                                                    ---------
        ---------
NON-CURRENT LIABILITIES:
  Capital lease obligations due after one year
  (Note 6)                                              1,192
              120
  Convertible Debentures                                6,500
               --
  Other non-current liabilities (Note 1)                   --
            8,465
                                                    ---------
        ---------
    Total non-current liabilities                       7,692
            8,585
                                                    ---------
        ---------
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY (Notes 4 and 5):
  Preferred Stock, $.05 par value, 1,000,000 shares
   authorized, 7,807 and 15,615 outstanding
   (liquidation preference $7,807 and $15,615) at
   December 31, 1995 and 1994, respectively
   (Notes 4 and 5)                                         --
                1

  Common Stock, $.0005 par value, 40,000,000 shares
   authorized, 27,303,186 outstanding at December 31,
   1995 and 22,173,994 at December 31, 1994                14
               11
  Paid-in capital                                     334,727
          328,296
  Accumulated deficit                                (307,905)
         (284,847)
                                                    ---------
        ---------
    Total stockholders' equity                         26,836
           43,461
                                                    ---------
        ---------
                                                    $  40,878
        $  62,429
                                                    =========
        =========


          The accompanying notes are an integral part of these financial statements.

                                      XOMA CORPORATION

                                 STATEMENTS OF OPERATIONS
                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      Years ended
December 31

----------------------------------------------------------------
                                           1995
1994                   1993
                                           ----
----                   ----
REVENUES:
  Product sales and royalties         $      87             $
202              $     260
  Research and development fees
     (Notes 1 and 3):
     Collaborative agreements                --
136                    311
     License fees                         1,078
1,391                     --
                                      ---------
---------              ---------
        Total revenues                    1,165
1,729                    571
                                      ---------
---------              ---------
OPERATING COSTS AND EXPENSES:
  Cost of sales                              --
 3                    172
  Research and development
     (Notes 1 and 3)                     22,086
27,284                 26,909
  General and administrative              5,383
8,673                  8,178
  Restructuring charge (Note 1)              --
2,500                     --
                                      ---------
---------              ---------
  Total operating costs and expenses     27,469
38,460                 35,259
                                      ---------
---------              ---------
     Loss from operations               (26,304)
(36,731)               (34,688)
OTHER INCOME (EXPENSE):
  Investment income                       1,934
2,169                  3,590
  Other income and expense                1,898
(65)                  (209)
                                      ---------
--------               ---------
      Net loss                        $ (22,472)            $
(34,627)             $ (31,307)
                                      =========
=========              =========
NET LOSS PER COMMON SHARE (Note 1)    $   (0.95)            $
(1.58)             $   (1.46)
                                      =========
=========              =========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                            23,671
21,920                 21,470
                                      =========
=========              =========


                      The accompanying notes are an integral part of
                                these financial statements.

                                                   XOMA CORPORATION
                                           STATEMENTS OF
STOCKHOLDERS' EQUITY
                                                       (IN
THOUSANDS)

                                     Common Stock
Preferred Stock                                        Total
                                     ------------
--------------

               Paid-in         Accumulated     Stockholders'
                                    Shares   Amount
Shares   Amount    Capital           Deficit           Equity
                                    ------   ------
------   ------    -------           -------           ------
                                >C>
BALANCE, DECEMBER 31, 1992          21,470    $ 11              --
      --      $306,594         $(218,132)         $88,473
    Amortization of deferred
     compensation                       --       --             --
      --           296                --              296
    Exercise of warrants                --       --             --
      --             2                                  2
    Issuance of warrants (Note 5)       --       --             --
      --         5,992                --            5,992
    Sale of preferred stock
     (Note 4)                           --       --             19
       1        14,940                             14,941
    Net loss                            --       --             --
      --            --           (31,307)         (31,307)
                                    ------    -----          -----
    ----       -------         ---------         --------

BALANCE, DECEMBER 31, 1993          21,470       11             19
       1       327,824          (249,439)          78,397
    Contributions to 401(k) and
      management incentive
      plans                             55       --             --
      --           360                --              360
    Amortization of deferred
      compensation                      --       --             --
      --           240                --              240
    Conversion of preferred
      stock (Note 4)                   649       --             (3)
     --            --                --               --
    Unrealized gain (loss) on
      investments (Note 2)              --       --             --
      --          (128)               --             (128)
    Dividends on preferred
      stock (Note 4)                    --        --            --
      --            --              (781)            (781)
    Net loss                            --        --            --
      --            --           (34,627)         (34,627)
                                    -------     ----         -----
    ----       --------         ---------        --------
BALANCE, DECEMBER 31, 1994           22,174     $ 11            16
    $  1       $328,296        $(284,847)        $ 43,461

    Exercise of stock options            25       --            --
      --             12               --               12
    Contributions to 401(k) and
     management incentive plans         149       --            --
      --            434               --              434
    Sale of common stock                471        1            --
      --            717               --              718
    Amortization of deferred
     compensation                        --       --            --
      --            214               --              214
    Sale of preferred stock              --       --             5
      --          4,143               --            4,143
    Conversion of preferred
     stock (Note 4)                   4,230        2           (13)
     (1)            (1)              --               --
    Exercise of warrants                  1       --            --
      --              7               --                7
    Unrealized gain (loss) on
      investments (Note 2)               --       --            --
      --            125               --              125
    Dividends on preferred
     stock (Note 4)                     253       --            --
      --            780             (586)             194
    Net loss                             --       --            --
      --             --          (22,472)         (22,472)
                                     ------     ----         -----
    ----        -------         ---------         --------
BALANCE, DECEMBER 31, 1995            27,303    $ 14             8
    $ --       $334,727        $(307,905)        $ 26,836
                                     =======    ====         =====
    ====       ========         =========         ========

                               The accompanying notes are an
integral part of these financial statements.

                                           XOMA CORPORATION

                                       STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)



         Years ended December 31,

------------------------------------------------------------
                                                              1995
                1994                1993
                                                              ----
                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $
(22,472)            $ (34,627)          $ (31,307)
  Adjustments to reconcile net loss
    to net cash used in operating
      activities:
    Depreciation and amortization                             2,920
               3,334               2,791
    Inventory reserve                                         4,170
                  --                 900
    Write-down of assets held for sale                        2,400
                  --                  --
    Deferred compensation expense                               214
                 240                 296
    Loss (gain) on retirement of capital
      equipment
(145)                   --                   1
  Changes in assets and liabilities:
    Decrease (increase) in interest and
        other receivables
(2,009)                  274                (203)

    Decrease (increase) in inventory                             --
                  --                 445
    Decrease (increase) in prepaid
      expenses                                                  612
                 156                (195)
    Decrease (increase) in deposits and
      other assets                                            1,350
              (1,350)                  --
    Increase (decrease) in accounts payable                     705
                 877                (417)
    Increase (decrease) in accrued liabilities
(3,921)                2,563              (1,195)
    Increase (decrease) in non-current liabilities
(8,465)                   --                  --

---------             ---------          ---------
       Total adjustments
(2,169)                 6,094              2,423

---------             ---------          ---------
       Net cash used in operating activities
(24,641)               (28,533)           (28,884)

---------             ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of short-term investments               61,835
              312,262            244,152
  Payments for purchase of short-term
    investments
(31,641)              (301,708)          (210,891)
  Capital expenditures, net of proceeds
(350)                (1,308)            (1,767)

---------             ---------          ---------
       Net cash provided by (used in)
         investing activities                                29,844
                9,246             31,494

---------             ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale and leaseback                            1,800
                  --                  --
  Principal payments under capital
     lease obligations
(488)                  (627)              (450)
  Proceeds from issuance of debentures                        5,858
                  --                  --
  Proceeds from issuance of warrants                             --
                  --               2,994
  Proceeds from issuance of common or
     preferred stock                                          4,451
                  --              14,940
                                                          ---------
           ---------           ---------
       Net cash provided by financing activities             11,621
                (627)             17,484
                                                          ---------
           ---------           ---------
       Net increase (decrease) in cash and
         cash equivalents                                    16,824
            (19,914)              20,094
  Cash and cash equivalents at beginning
         of year                                              3,576
              23,490               3,396
                                                          ---------
           ---------           ---------
  Cash and cash equivalents at end of year                $  20,400
           $   3,576           $  23,490
                                                          =========
           =========           =========


                                               The accompanying
notes are an integral part of these

financial statements.

                                               XOMA CORPORATION
                                         NOTES TO FINANCIAL
STATEMENTS



1.  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Business

             XOMA Corporation ("XOMA" or the "Company") is a biotechnology and pharmaceutical company engaged in the development of products for the treatment of infectious and immune system diseases and other serious disorders. The
Company's products are presently in various stages of development or regulatory review and all are subject to regulatory approval before the Company can commercially introduce any products. There can be no assurance that any of the products under development by the Company will be developed successfully, obtain the requisite regulatory approval or be successfully manufactured or marketed.

         The Company's cash position and resulting investment income are sufficient to finance the Company's currently anticipated needs for operating expenses, working capital, equipment and current research projects for a minimum of one year. The Company continues to evaluate strategic alliances, potential partnerships, and financing arrangements which would further strengthen its competitive position and provide additional funding. The Company has engaged an investment banking firm to assist in completing one or more strategic alliances with respect to the Neuprex(TM) product. The Company cannot predict whether or when any such alliance(s) will be consummated or whether additional funding will be available when required.

    Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Amendment to Pfizer Agreement

             In the third quarter of 1995, XOMA and Pfizer Inc. ("Pfizer") agreed to modify the funding arrangement of the current E5(R) clinical trial, so that XOMA may at its option reduce its contributions towards the cost in return for a reduction in future royalties otherwise payable by Pfizer. The agreement also modifies the payment terms relating to the Company's $8.5 million obligation to Pfizer for patent litigation costs. See Note 6, Commitments and Contingencies.
The maximum royalty reduction in any one year will be limited to 30% of the royalties otherwise payable on Pfizer's U.S. sales of E5(R), until such time as the amounts owed are fully paid. Pfizer was also paid $2.0 million for previously recorded clinical trial costs.

    Restructuring Charges

             In the fourth quarter of 1994, the Company restructured its operations to reduce costs and to accelerate the development of its Neuprex(TM) and other BPI derived products. Other research programs will be curtailed or eliminated. The Company recorded a charge to earnings of $2.5 million, primarily from the cost of termination benefits related to the elimination of 75 positions in research and research support functions.

             The activities during 1995 affecting the restructuring accrual established in the fourth quarter of 1994 are as follows:

                                                         In
Millions
Original amount accrued                                     $2.5
Charges against the accrual                                  2.3
Adjustments to the accrual                                    --


    Net Loss Per Common Share

             Net loss per common share is based on the weighted average number of common shares outstanding. Shares issuable upon exercise of options and warrants are not considered in the computation of net loss per share because the effect of including such shares in the computation would be antidilutive. Shares of Common Stock issuable upon conversion of Preferred Stock and Convertible
Debentures outstanding at December 31, 1995 and 1994 are not considered because the shares of Preferred Stock and Convertible Debentures are not Common Stock equivalents.

    Cash and Cash Equivalents

             For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments with maturities of three months or less at the time the Company acquires them to be cash equivalents, except when such debt instruments are part of a portfolio of investments managed by an independent, outside investment manager, in which case these instruments are classified as short-term investments.

    Supplemental Cash Flow Information

             Cash paid for interest during the years ended December
31, 1995,
1994, and 1993 was as follows (in thousands):

                                            1995          1994
       1993
                                            ----          ----
       ----
Interest                                    $105          $119
       $206


                  In addition, during the years ended December 31, 1995, 1994 and 1993, the Company had the following non-cash financing and investing activities (in thousands):

                                            1995          1994
       1993
                                            ----          ----
       ----

Stock contribution to the 401(k) and
  management incentive plans
  (Notes 4 and 9)                         $  434       $   360
        $--

Litigation settled with issuance of
  warrants (Note 5)                           --            --
      3,000

Stock issuance cost paid with common
  or preferred stock (Note 4)                  8            --
        250

Unrealized loss(gain) on investments         125           128
         --

    Notes Receivable

             The $2.2 million in notes receivable from Connective
Therapeutics,
Inc. was collected in February of 1996. In 1994, the note for $1.4 million was classified as long-term in Deposits and other.

    Inventories

             Inventories are stated at the lower of
first-in-first-out cost or
market value. Inventories consist of the following (in thousands):

                                                     DECEMBER 31

---------------------------
                                               1995
1994
                                               ----
----
Raw materials                                $   --
$4,170
Work-in-process                                  --
  --
Finished goods                                   --
  --
                                              ------
------
                                             $   --
$4,170
                                              ======
======

             The inventories consist primarily of E5(R) raw materials net of a reserve of $11.1 million and $6.9 million in 1995 and 1994, respectively. The
$4.2 million increase in the reserves in the third quarter of 1995 was charged to Other income and expense.

    Property and Equipment

             Property and equipment, including equipment under capital leases, are stated at cost. Equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets (five to seven years).
Leasehold improvements, buildings, and building improvements are amortized and depreciated using the straight-line method over the shorter of the lease terms or the useful lives (one to nine years).

             Property and equipment consist of the following (in thousands):

                                                     DECEMBER 31

---------------------------
                                               1995
1994
                                               ----
----
Land                                       $     --             $
 459
Buildings                                        --
1,714
Equipment                                    13,916
15,557
Leasehold and building improvements          14,483
20,342
Construction-in-progress                         19
 117
                                           --------
------
                                             28,418
38,189
Less accumulated depreciation and
  amortization                               22,237
22,741
                                            -------
------
Property and equipment, net                 $ 6,181
$15,448
                                            =======
=======

Assets held for sale                        $ 4,442             $
--
                                            =======
=====


             In 1994, land, buildings, equipment and building improvements included approximately $7.2 million related to the net book value of a facility originally intended for the production of CD5 Plus(TM) intermediates, which was classified as assets held for sale in 1995. The facility was written down to estimated realizable value of $4.4 million which resulted in a charge to other income and expense of $2.4 million in the third quarter of 1995. The amounts the
Company will ultimately realize could differ materially from the amounts assumed in arriving at the realizable value.

    Deposits and other

             Deposits and other included $1.4 million in 1994 for a note receivable from Connective Therapeutics, Inc. and was reclassified to notes receivable in 1995.

    Accrued Liabilities

             Accrued liabilities consist of the following (in thousands):

                                                     DECEMBER 31

---------------------------
                                               1995
1994
                                               ----
----
Accrued legal costs                         $   500             $
1,098
Accrued dividends                               586
 781
Accrued payroll costs                         1,492
1,134
Restructuring costs                             172
2,500
Clinical trial costs                            593
2,611
Other                                           341
 538
                                            -------
-------
                                            $ 3,684             $
8,662
                                            =======
=======

    Other Non-current Liabilities

             Liabilities or loss accruals are classified as non-current if their expected payment dates or amortization periods (if non-cash) occur more than one year from the balance sheet date. Other non-current liabilities in 1994 consisted of $8.5 million of patent litigation costs.

    Research and Development Fees

             Research and development fees are recognized as revenues as research activities are performed or as development milestones are completed under the terms of research and development agreements. The excess of total research and development expense over revenues recognized under collaborative agreements amounted to $22.1 million, $27.0 million, and $26.6 million for the years 1995, 1994, and 1993, respectively.

    Reclassifications

             Certain reclassifications have been made to conform the prior years to the 1995 presentation.


2.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

             On December 31, 1995 and 1994, cash and cash equivalents consisted mostly of money market mutual funds.

             Effective January 1, 1994, the Company implemented the provisions of Statement of Financial Accounting Standards ("SFAS") 115,
"Accounting for
Certain Investment in Debt and Equity Securities". Adoption of SFAS
115, a
change in accounting principle, had no material cumulative effect on retained earnings as of that date.

             The Company follows a policy of investing only in marketable debt securities and holding them to maturity; however, since the Company has from time to time sold certain securities to meet cash requirements or improve investment diversification, the Company's short-term investments have been categorized as available-for-sale as required by SFAS 115.

             The aggregate fair values, amortized cost, gross unrealized holding gain, and gross unrealized holding loss of the major types of debt securities at
December 31, 1995 were as follows (in millions):

                                                             Gross
Unrealized

Holding

-----------------
                                      Fair      Amortized
                                     Value         Cost       Gain
     Loss
                                     -----      ---------     ----
     ----
U.S. Treasury Securities             $1.7         $1.7        $ --
     $ --

U.S Government Agency Issues          3.0          3.0          --
       --

Corporate Bonds and Other             1.3          1.3          --
       --


             The contractual maturities of the Company's debt securities as of
December 31, 1995 were as follows (in millions):

Less than 1 year                                           $5.4
From 1 to 2 years                                           0.6
More than 2 years                                            --


             During the year ended December 31, 1995, gross realized losses on available-for-sale securities were negligible and the net change in the unrealized gain or loss was a $0.1 million gain. Gross realized gains were negligible. Gains and losses are determined on a specific identification basis.
As of December 31, 1995, term investments includes $0.6 million in certificates of deposit which guarantees a standby letter of credit in favor of the Lessor of the $1.8 million sale and lease back of certain equipment in July of 1995.


3.  RESEARCH AND DEVELOPMENT AGREEMENTS

             In June 1994, the Company assigned its exclusive worldwide rights in T-cell receptor ("TCR") peptide technology to Connective Therapeutics, Inc.
The Company received a promissory note in the amount of $1.4 million and warrants to purchase 450,000 shares of Connective Therapeutics, Inc. stock, and will receive milestone payments and royalties on product sales. In 1995, the
Company received an additional note in the amount of $0.8 million pursuant to the terms of the original assignment. The notes were paid in full in February
1996.

             In June 1987, the Company and Pfizer entered into agreements relating to monoclonal antibody-based products for the treatment of gram-negative sepsis. The agreements provide Pfizer with exclusive rights to
E5(R) in exchange for the funding of certain clinical and development activities. In January 1994, the territory covered by the agreements was redefined to include only the countries of Japan and the United States. Research and development fees earned under the agreements were negligible over the last three years. The Company is reimbursed for manufacturing costs and will receive a portion of the gross margins obtained from any sales on a formula basis.
Pfizer also has a limited first right to negotiate for future XOMA products
(other than BPI-derived products) if they will be used for the treatment, cure or prevention of gram-negative sepsis. The agreements can be canceled with appropriate notice upon reimbursement by Pfizer of certain of XOMA's research and development expenses. XOMA has granted a security interest to Pfizer in assets related to its E5(R) program to secure performance of XOMA's obligations under the agreements under certain conditions, including bankruptcy. In the third quarter of 1995, XOMA and Pfizer agreed to modify the funding arrangement of the current E5(R) clinical trial and the payment terms relating to certain patent litigation costs (see Note 1, Operations and Summary of
Significant Accounting Policies, Amendment to Pfizer Agreement, and
Note 6,
Commitments and Contingencies).


4.  CAPITAL STOCK


    Common Stock

             In June and July 1995, the Company issued 470,859 shares of common stock in reliance on Regulations S for net proceeds of $0.7 million.

    Preferred Stock

             The Company has authorized 650,000 shares of Series A
Cumulative
Preferred Stock of which none were outstanding at December 31, 1995 and 1994.
(See Stockholder Rights Plan, below.)

             In December 1993, the Company issued 18,775 shares of
Senior
Convertible Preferred Stock, Series B ("Series B Preferred Stock"),
$.05 par
value, to two investors for proceeds of $18.8 million. In addition, warrants to purchase 1,787,210 shares of Common Stock were issued to the two investors (see
Note 5, Stock Options and Warrants). Costs of the issue were approximately $1.1 million. Of the net proceeds, $3.0 million have been allocated to the warrants.
An additional 250 shares of Series B Preferred Stock and 23,770 warrants were issued to the placement agent as part of the fee for investment banking services. A total of 30,000 shares of Series B Preferred Stock was authorized for this transaction.

             Each share of Series B Preferred Stock has a liquidation preference of $1,000 per share and a cumulative annual dividend of $50 per share payable semiannually in cash or Common Stock at the Company's discretion, and is convertible into 206.2442 shares of Common Stock (subject to certain anti-dilution adjustments). In May of 1994, the placement agent converted all
250 of its shares of preferred stock into 47,595 shares of Common Stock. The amounts payable as dividends at December 31, 1994 were paid with 252,745 shares of common stock in January of 1995. During 1995, 7,808 shares of the Series B
Preferred Stock had been converted into 1,501,731 shares of Common Stock and the warrants to purchase 1,787,210 shares of Common Stock had expired unexercised.

             In August 1995, the Company issued 4,799 shares of its Convertible
Preferred Stock, Series C to foreign investors in an offering exempt from registration under the Securities Act of 1933 in reliance on Regulation S thereunder. The offering yielded net proceeds to the Company after expenses of
$4.1 million. As of December 31, 1995, all of the Series C
Preferred Stock had
been converted into 2,728,190 shares of Common Stock.

    Debentures

             In November 1995, the Company issued $6.5 million aggregate principal amount of 4% Convertible Subordinated Debentures due in 1998 to
foreign investors in an offering exempt from registration under the Securities
Act of 1933 in reliance on Regulation S thereunder. The offering yielded net proceeds to the Company after expenses of $5.9 million. Beginning 45 days after issuance, 50% of the principal amount of the Debentures, and beginning 75 days thereafter, all of the outstanding principal amount thereof, will be convertible by the holder into Common Stock of the Company at a conversion price equal to
80% of the then current market price of the Common Stock.

After two years the Debentures may be converted by the Company at the same conversion price. The Company will not be required to issue more than approximately 4.9 million shares of Common Stock upon conversion of the
Debentures.

    Management Incentive Compensation Plan

             The Board of Directors of the Company established a Management
Incentive Compensation Plan effective July 1, 1993 (as amended, the
"Incentive
Plan"), in which management employees (other than the Chief Executive Officer), as well as certain additional discretionary participants chosen by the Chief
Executive Officer, are eligible to participate. Under the Incentive Plan, at the beginning of each fiscal year, the Board of Directors (with advice from the
Compensation Committee) establishes a target incentive compensation pool, which is adjusted at year-end to reflect the Company's performance in achieving its corporate objectives. After each fiscal year, the Board of Directors and the
Compensation Committee make a determination as to the performance of the Company and Incentive Plan participants in meeting corporate objectives and individual objectives, which are determined from time to time by the Board of Directors in its sole discretion. Awards to Incentive Plan participants will vary depending upon the achievement of corporate objectives, the size of the incentive compensation pool, the Incentive Plan participants' base salaries and the
Incentive Plan participants' performance during the fiscal year and expected ongoing contribution to the Company. The Company must meet a minimum percentage of its corporate objectives (currently 70%) before any awards will be made under the Incentive Plan.

             Awards under the Incentive Plan vest over a three-year period with
50% of each award payable on a date to be determined, expected to be in the first quarter of the following fiscal year, and 25% payable on each of the next two annual distribution dates, so long as the Incentive Plan participant continues to participate in the Incentive Plan. The portion payable on the first distribution date is payable 50% in cash and 50% in Common Stock (based on a
10-day average market price). Incentive Plan participants must choose prior to the end of the first year of the three-year period whether the balance is to be paid in cash or Common Stock.

             If, within a year after a "change in control" (as
defined) of the
Company, an Incentive Plan participant's employment is
involuntarily terminated
other than for cause or an Incentive Plan participant voluntarily terminates his
or her employment because his or her duties or compensation are no longer
substantially equivalent to what they were at the time of the
"change in
control," then all awards authorized but not yet distributed to the
Incentive
Plan participant will be distributed. The amounts accrued under the
Incentive
Plan were $0.6 million and $0.3 million for the plan years 1995 and
1993
respectively. There was no accrual for 1994.

    Stockholder Rights Plan

             In October 1993, the Company's Board of Directors unanimously adopted a Stockholder Rights Plan (the "Rights Plan"). Under the Rights Plan,
Preferred Stock Purchase Rights ("Rights") were distributed as a dividend at the rate of one Right for each share of the Company's Common Stock held of record as of the close of business on November 12, 1993. Each Right entitles the registered holder of Common Stock to buy a fraction of a share of the new series of Preferred Stock (the "Series A Preferred Stock") at an exercise price of
$30.00, subject to adjustment. The Rights will be exercisable, and will detach from the Common Stock, only if a person or group acquires 20 percent or more of the Common Stock, announces a tender or exchange offer that, if consummated will result in a person or group beneficially owning 20 percent or more of the
Common Stock, or if the Board of Directors declares a person or group owning 10 percent or more of the outstanding shares of Common
Stock to be an Adverse Person (as defined in the Rights Plan). Once exercisable, each Right will entitle the holder (other than the acquiring person) to purchase units of Series A Preferred Stock (or, in certain circumstances, common stock of the acquiring person) with a value of twice the Rights exercise price. The
Company will generally be entitled to redeem the Rights at $.001 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on December 31,
2002.


5.  STOCK OPTIONS AND WARRANTS

    Stock Option Plan

             Under the Company's amended 1981 Stock Option Plan
(the "Option
Plan"), qualified and non-qualified options of the Company's Common Stock may be granted to certain employees and other individuals as determined by the Board of
Directors at not less than the fair market value of the stock at the date of grant. Options granted under the Option Plan may be exercised when vested and expire five years and two months to ten years from the date of grant or three months from the date of termination of employment. Options granted generally vest over five years. The Option Plan will terminate on November 15, 2001. As of
December 31, 1995, options covering 2,392,401 shares of Common Stock were outstanding under the Option Plan.

    Restricted Stock Plan

             The Company also has a Restricted Stock Plan (the
"Restricted
Plan") which provides for the issuance of options or the direct sale of Common
Stock to certain employees and other individuals as determined by the Board of
Directors at not less than 85% of fair market value of the Common Stock on the grant date. Individuals eligible to receive option grants or stock issuances under the Restricted Plan will be limited to those employees (including officers and directors) who have contributed to the management, growth or financial success of the Company. During 1992 the number of shares of Common Stock authorized for issuance over the term of the Restricted Plan was increased to
1,000,000, subject to the aggregate limitation discussed below. Each option issued under the Restricted Plan will be a non-statutory option under the federal tax laws and will have a term not in excess of ten years from the grant date. Options granted generally vest over five years. The Restricted Plan will terminate on December 15, 2003.

             The Company has granted options with exercise prices at 85% of fair market value on the date of grant. As of December 31, 1995, options covering
412,720 shares of Common Stock were outstanding under the Restricted Plan.

             The Company amortizes deferred compensation, which is the difference between the issuance price or exercise price and the fair market value of the shares as determined by the Board of Directors at the date of sale or grant over the period benefitted.

    Directors Stock Option Plan

             In 1992, the stockholders approved a Directors Stock
Option Plan
(the "Directors Plan") which provides for the issuance of options to purchase shares of Common Stock to non-employee directors of the Company at 100% of the fair market value of the stock on the date of the grant. Up to 150,000 shares are authorized for issuance during the term of the Directors Plan. Options vest on the date of grant and have a term of up to ten years. As of December 31,
1995, options for 33,000 shares of Common Stock were outstanding under the
Directors Plan.

    Ingene Plan

             In connection with the merger with International
Genetic
Engineering, Inc. ("Ingene"), the Company assumed the rights and obligations of
Ingene under then outstanding options to purchase shares of Ingene
Common Stock.
After the merger, the outstanding Ingene options became options to purchase
134,800 shares of XOMA Corporation Common Stock. No options can be granted under the Ingene Plan subsequent to the merger. These options expire ten years after the date of original grant by Ingene and become exercisable ratably over periods of up to four years starting from one year after the date of original grant. All options are fully vested at December 31, 1994. As of December 31, 1995, options for 8,896 shares of common stock were outstanding under this plan.

             The aggregate number of shares of Common Stock that may be issued under the Option Plan, the Restricted Plan, the Directors Plan and the Ingene
Plan is 4,300,000 shares. The following table summarizes the activity under the
Company's stock option plans:

                                               Year ended
     Year ended               Year ended
                                              December 31,
    December 31,             December 31,
                                                  1995
        1994                     1993
                                                 ------
       ------                   -----
                                                         Exercise
               Exercise                 Exercise
                                             Options       Price
   Options       Price     Options        Price
                                             -------     --------
   -------    ---------    -------      --------
Outstanding, beginning of period           3,000,692   $2.07-26.50
 2,861,854  $4.99-26.50  2,806,700   $7.00-28.00
Granted                                    2,239,855    $1.70-2.94
   517,000   $2.07-4.38    846,300    $4.99-7.50
Exercised                                     (5,315)   $1.81-2.56
        --           --         --            --
Canceled                                  (2,388,215)  $2.38-26.50
  (378,162) $3.72-26.50   (791,146)  $6.38-28.00
                                          -----------
   --------                --------
Outstanding, end of period                 2,847,017   $1.70-22.75
  3,000,692  $2.07-26.50  2,861,854  $4.99-26.50
                                          -----------
   ---------               ---------
Exercisable, end of period                 1,310,938   $1.70-22.75
  1,480,886  $2.07-26.50  1,364,943  $4.99-26.50
                                          ==========
   =========               =========


    Warrants

             Warrants to purchase 1,810,980 shares of Common Stock issued in conjunction with the issuance of the Series B Preferred Stock in December 1993 expired on December 19, 1995. These warrants were valued at $3.0 million and are reflected in Paid-in capital.

             Warrants with an aggregate value of $3.0 million at the time of issuance were issued during the second quarter of 1993 to conclude the settlement of certain stockholder and derivative litigation brought in 1991. A total of 2,214,633 warrants were issued, and warrants for 2,213,476 shares of
Common Stock expired unexercised in June of 1995.

6.  COMMITMENTS AND CONTINGENCIES

    Clinical Trial

             In the third quarter of 1995, the Company and Pfizer reached an agreement regarding the funding of the current Phase III E5(R) clinical trial and payment terms relating to the $8.5 million of patent litigation costs due to Pfizer. Under this agreement, the Company may, at its option, reduce its minimum funding commitment ($3.6 million at December 31, 1995) for the remainder of the trial in return for a reduction in future royalties otherwise payable to XOMA by Pfizer on Pfizer's U.S. sales of E5(R). The agreement also provides that XOMA will repay the $8.5 million of patent litigation costs by reducing the future royalties otherwise payable to XOMA by Pfizer on Pfizer's
U.S. sales of E5(R). As a result, the $8.5 million was credited to Other income and expense in the third quarter of 1995. The maximum royalty reduction in any one year related to these items will be limited to 30% of the royalties otherwise payable on Pfizer's U.S. sales of E5(R), until such time as the amounts owed ($9.9 million at December 31, 1995) are fully paid.

    Collaborative Agreements and Royalties

             As of December 31, 1995, the Company has commitments under research agreements with universities and other research institutions that require the
Company to fund research in the amount of $0.2 million through December 1996.
Research and development expenses include research agreement expenses of approximately $0.4 million, $0.4 million, and $0.8 million for the years ended
December 31, 1995, 1994 and 1993, respectively. The Company is also obligated to pay royalties, ranging generally from 1.5% to 5% of the selling price of the licensed component and up to 25% of sublicense fee income, to various universities and other research institutions based on future sales or licensing of products that incorporate certain products and technologies developed by those institutions.

    Leases

             As of December 31, 1995, the Company leased administrative, research facilities, certain laboratory and office equipment under operating and capital leases expiring on various dates through 2003.

             Future minimum lease commitments are as follows (in thousands):

                                        Capital Leases
Operating Leases
1996                                      $   744                $
1,824
1997                                          623
 1,761
1998                                          753
   916
1999                                           --
   571
2000                                           --
   571
Thereafter                                     --
 1,569
                                           -------
--------
Net minimum lease payments                  2,120
$ 7,212

=======
Less--Amount representing interest
  expense                                     382
Present value of net minimum
  lease payments                            1,738
Less--Current maturities                      546
                                          -------
Long-term capital lease obligations       $ 1,192
                                          =======


             Total rental expense was approximately $2.3 million, $2.3 million, and $2.5 million for the years ended December 31, 1995, 1994, and 1993, respectively.

    Patents

             As a result of its ongoing activities, the Company owns and is in the process of applying for a number of patents in the United States and abroad which may protect its products and important processes. The Company also has obtained or has the right to obtain exclusive licenses to certain patents and applications filed by others. However, the patent position of biotechnology companies generally is highly uncertain and no consistent policy regarding the breadth of allowed claims has emerged from the actions of the Patent Office with respect to biotechnology patents. Accordingly, no assurance can be given that the Company's patents will afford protection against competitors with similar technologies, or that others will not obtain patents claiming aspects similar to those covered by the Company's patent applications.

             During the period from September 1994 to February
1996, the U.S.
Patent and Trademark Office (the "Patent Office") issued nine patents to the
Company related to its BPI-based products, including novel compositions, their manufacture, formulation, assay and use. The Patent Office issued to the Company
U.S. Patent No. 5,420,019 in May 1995 which is directed to novel recombinant amino-terminal fragments and fragment analogs of BPI and methods for their recombinant production. The Company believes that this patent will provide comprehensive protection for the manufacture, use and sale of its BPI- derived
Neuprex(TM) and I-PREX(TM) products in the U.S. In September 1995, the Patent
Office issued U.S. Patent No. 5,447,913 which addresses novel pharmaceutical compositions of dimeric BPI protein products, including rBPI42, with enhanced biological activities.

             In addition to such composition patents, U.S. Patent
No. 5,439,807
issued to the Company in August 1995 addresses improved manufacturing methods for the Company's BPI-related products and U.S. Patent No. 5,488,034 issued to the Company in January 1996 describes novel pharmaceutical formulations of
BPI-based protein products, including the Company's Neuprex(TM) product formulation. The Company's first two diagnostic assay patents, U.S. Patent Nos.
5,466,580 and 5,466,581, were issued in November 1995 and describe methods for quantifying BPI levels in blood as well as screening methods for detecting increased levels of BPI in septic patients. The Company's third diagnostic assay patent, U.S. Patent No. 5,484,705, was issued in January 1996 directed to methods of measuring levels of lipopolysaccharide-binding protein

("LBP") elevated in humans as a specific response to bacterial endotoxin exposure.

             In addition to such composition, manufacturing, formulation and assay patents, the Company has been issued two patents related to therapeutic uses of BPI-derived proteins. In September 1994, U.S. Patent No. 5,348,942 was issued addressing the use of BPI protein products for neutralizing anti-coagulant effects of heparin. In February 1996, the Patent Office issued U.S.
Patent No. 5,494,896 directed to methods of treating burn injuries with BPI protein products.

             In addition to the nine BPI-related U.S. patents issued to the
Company, the Company is the exclusive licensee of three BPI-related patents owned by New York University ("NYU"). In March 1993, the Patent Office issued to
NYU U.S. Patent No. 5,198,541 (the "`541 patent") which contains claims covering the recombinant production of BPI. The Company believes the '541 patent has substantial value because it covers certain production methodologies that allow production of commercial-scale quantities of BPI for human use. In February
1996, the Patent Office issued U.S. Patent No. 5,489,676 to NYU, relating to the discovery of novel polypeptides that potentiate BPI's ability to kill gram-negative bacteria. In May 1995, the European Patent Office granted to NYU,
EP 375724, with claims to N-terminal BPI fragments and their use, alone or in combination with antibiotics, for the treatment conditions associated with bacterial infections. This patent is the first and only BPI-related patent that has been granted to date in Europe.

             The Company has also received four more U.S. Notices of Allowance and has more than twenty pending patent applications for its BPI-based products.

             The Company is aware of an agreement between Genentech and Incyte pursuant to which Incyte claims to hold worldwide rights to all Incyte and
Genentech technology related to BPI and through which Genentech will receive a royalty on Incyte's BPI product sales. Between 1992 and 1994, the Patent Office issued five patents related to BPI to Incyte. Based on the opinion of its patent counsel, Marshall, O'Toole, Gerstein, Murray & Borun, the Company believes that it does not infringe any valid claims of any of the Incyte patents.

             The Company is the exclusive licensee of U.S. Patent
No. 4,918,163
(the "`163 Patent"), issued to The Regents of the University of
California in
April 1990. The `163 Patent relates to a method of treating gram-negative bacterial infection using certain anti-endotoxin monoclonal antibodies. On the date of issuance, the Company filed suit against Centocor alleging infringement of the `163 Patent. Effective July 28, 1992, the Company, Centocor and all other interested parties resolved all outstanding litigation and disputes worldwide regarding products, patents and patent applications related to anti-endotoxin monoclonal antibodies by consent judgements which held the `163 Patent valid and infringed by Centocor. Centocor has agreed to pay royalties to XOMA for any
United States sales of its monoclonal antibody HA-1A, and the companies have agreed to forego all future litigation and administrative proceedings regarding certain of each other's patents and patent applications related to anti-endotoxin monoclonal antibodies. In March, 1993, Centocor announced the termination of a Phase III trial of its HA-1A product.

             If certain patents issued to others are upheld or if certain patent applications filed by others issue and are upheld, the Company may require certain licenses from others in order to develop and commercialize certain potential products incorporating the Company's technology. There can be no assurance that such licenses, if required, will be available on acceptable terms.

    Legal Proceedings

             In June 1992, the Company and one of its officers were named in a securities class action lawsuit entitled Warshaw et al. v. XOMA Corporation, et al. filed in the United States District Court for the Northern District of
California. The suit alleges that the Company failed to adequately disclose information related to FDA review of the Company's application for a license to market its E5(R) product for the treatment of gram-negative sepsis. The suit seeks unspecified damages for alleged violations of Section 10(b) of the
Securities Exchange Act of 1934. After permitting plaintiffs to amend their complaint three times, the District Court granted defendants' motion to dismiss the third amended complaint with prejudice by Memorandum and Order dated June
23, 1994. Plaintiffs filed appeals with the U.S. Court of Appeals for the Ninth
Circuit on July 22 and 26, 1994. On January 25, 1996, the Court of Appeals reversed the District Court and remanded the case to the District Court for further proceedings, finding that the allegations of the plaintiffs' third amended complaint were sufficient to withstand a motion to dismiss. Defendants filed a petition for rehearing and suggestion for rehearing en banc on February
8, 1996. On February 16, 1996, the Court of Appeals requested that plaintiffs file a response to defendants' petition for rehearing, which plaintiffs filed on
March 1, 1996. The Court of Appeals has not yet ruled on the petition for rehearing. The Company maintains that all material information related to FDA review of its application to market E5(R) had been publicly disclosed on a timely basis, and that neither the Company nor the officer named engaged in any wrongdoing. The Company believes that the allegations contained in the suit are without merit, and it intends to defend against the suit vigorously.

    Liability Insurance

             The testing and marketing of medical and food additive products entails an inherent risk of allegations of product liability. XOMA believes that its product liability insurance levels are adequate for its clinical trial activity. XOMA will seek to obtain additional insurance, if needed, if and when the Company's products are commercialized; however, there can be no assurance that adequate insurance coverage will be available or be available at acceptable costs or that a product liability claim would not materially adversely affect the business or financial condition of the Company.

    The Company insures and indemnifies its directors and officers against actions brought against them as a result of their management of the Company's operations. There can be no assurance that adequate directors and officers insurance coverage will be available or be available at acceptable costs or that a claim against the directors and officers would not materially adversely affect the business or financial condition of the Company.

7.  INCOME TAXES

             The significant components of net deferred tax assets and liabilities as of December 31, are as follows (in $ millions):

                                            1995
   1994
                                          ----------
 ---------
Property and equipment                      $1.4
$    1.1

Purchased technology                         6.3
    7.0

Capitalized R&D expense                     40.1
   29.5

Accrued liabilities and other                1.3
    5.0

Net operating loss carryforwards             68.1
   66.1

R&D and other credit carryforwards           11.9
   12.2

Valuation allowance                        (129.1)
 (120.9)
                                          --------
 -------

Total deferred tax asset                   $    --
 $    --
                                          ========
 =======


There were no deferred tax liabilities, no current or deferred expense, and no current or non-current net deferred income tax assets or liabilities for any tax jurisdiction.

             The net change in the valuation allowance for the year ended
December 31, 1995 was a $8.2 million increase.

             XOMA's accumulated federal and state tax net operating losses
("NOLs") and credits as of December 31, 1995 are as follows:

                                           Amounts
Expiration
                                        (in millions)
  Dates
                                        -------------
----------
Federal
  NOLs                                     $203.1
1996-2010
  Credits                                     9.2
1996-2010

State
  NOLs                                       38.6
1996-1999
  Credits                                     2.7
2002-2010


             These amounts are subject to audit by federal and state tax authorities and could change.

             Certain future changes in the ownership of significant shareholders could limit utilization of the Company's tax NOLs and credits.


8.  RELATED PARTY TRANSACTIONS

             Certain directors and stockholders of the Company are or have been principals of investment banking firms which have performed investment banking services for the Company. These firms have received customary discounts, fees, and commissions in connection with these services. In 1993, the Company granted a short-term, secured loan to an officer, director and stockholder of the
Company.

9.  DEFERRED SAVINGS PLAN

             Under section 401(k) of the Internal Revenue Code of
1986, the
Board of Directors adopted, effective June 1, 1987, a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 15% of their total salary, up to a maximum for
1995 of $9,240. The Company may, at its sole discretion, make contributions each plan year, in cash or in shares of the Company's Common Stock in amounts which match up to 100% of the salary deferred by the participants. The expense of these contributions was $326,000, $431,000, and $166,000, for the years ended
December 31, 1995, 1994 and 1993, respectively.

                                                   INDEX TO
EXHIBITS


EXHIBIT
NUMBER
[S]

 3.1 Restated Certificate of Incorporation, as amended.<F12>

 3.2              Amended and Restated Bylaws.<F12>

 3.3              Stockholder Rights Agreement dated October 27,
1993
                  between the Company and First Interstate Bank of California, as Rights Agent.<F13>

 3.4              Certificate of Designation of Preferences and
                  Rights of Convertible Preferred Stock, Series C of the Company.

 4.1 Form of 4% Convertible Subordinated Debenture due November __, 1998 and form of 4% Convertible
                  Subordinated Debenture due November 30, 1998,
                  Series A.

10.1              Form of Stock Option Agreement
                  for 1981 Stock Option Plan.<F15>

10.2              Form of Stock Option Agreement for
                  Restricted Stock Plan.<F15>

10.3              Warrant Agreement dated as of October 11,
                  1985 between the Company and Equitec Leasing
                  Company.<F1>

10.4 License Agreement dated July 5, 1983 between the Company and ICRF Patent Limited.<F1>

10.5 License Agreement dated October 26, 1984 between the Company and Carlton Medical
                  Products Limited.<F1>

10.6 License Agreement dated February 3, 1986 between the Company and the Kallestad
                  Laboratories Division of Erbamont, Inc.
                  (with certain confidential information
                  deleted.)<F1>

10.7 Restricted Stock Plan as amended and restated and further amended.<F7>

10.8              Restricted Stock Purchase Agreement.<F2>

10.9 License Agreement dated September 3, 1986 between the Company and the Regents of the University of California (with certain confidential information deleted).<F2>

10.10             Research, Development and Option Agreement,
                  License Agreement, Supply Agreement, and
                  Security Agreement all dated as of June 9, 1987 between the Company and Pfizer, Inc. (with certain confidential information deleted).<F3>

Exhibit
Number



10.11             Manufacturing Agreement dated as of January
                  1, 1991 between the Company and Pfizer, Inc.<F9>

10.12             Lease of premises at 890 Heinz Street,
                  Berkeley, California dated as of July 22,
                  1987.<F4>

10.13             Lease of premises at Building E at Aquatic
                  Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of April 21, 1988.<F4>

10.14             Lease of premises at Building C at Aquatic
                  Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of August 26, 1987.<F4>

10.15 Letter of Agreement regarding CPI adjustment dates for leases of premises at Buildings
                  C, E and F at Aquatic Park Center, Berkeley,
                  California dated as of July 22, 1987.<F4>

10.16             Form of indemnification agreement for
                  officers.<F9>

10.17             Form of indemnification agreement for
                  employee directors.<F9>

10.18             Form of indemnification agreement for
                  non-employee directors.<F9>

10.19             XOMA Corporation 1981 Stock Option Plan
                  as amended and restated and further
                  amended.<F7>

10.20             Lease of premises at 2910 Seventh Street,
                  Berkeley, California dated March 25, 1992.<F15>

10.21             Master Equipment Lease Agreement between
                  Equitable Life Leasing Corporation and
                  the Company.<F6>

10.22 Supply Agreement effective February 27, 1989 between the Company and Charles River Biotechnical Services, Inc. (with certain confidential information deleted).<F6>

10.23             Amendment Agreement dated as of October
                  17, 1991 between the Company and Charles
                  River Laboratories, Inc. (with certain
                  confidential information deleted).<F9>

10.24             License Agreement dated as of August 31,
                  1988 between the Company and Sanofi (with certain confidential information deleted).<F5>

10.25 1985 Non-Qualified Stock Option Plan and form of Stock Option Agreement.<F8>

Exhibit
Number



10.26             Lease dated June 22, 1992, between the
                  Company and Richard B. Gomez,
                  Josephine L. Gomez, TTEE-U/A/D, 10,31-90,
                  FBO Gomez Family Trust.<F15>

10.27             Lease dated October 2, 1992, between the
                  Company and Virginia Merritt, as Trustee of the Bowman Merritt and Virginia Merritt
                  Trust.<F15>

10.28             [Omitted]

10.29             [Omitted]

10.30             Research and License Agreement dated
                  August 6, 1990 between the Company
                  and New York University (with certain
                  confidential information deleted).<F9>

10.31             First Amendment to Agreement dated
                  November 6, 1992 between the Company and
                  New York University (with certain confidential information deleted).<F15>

10.32             [Omitted]

10.33             License Agreement dated June 11, 1991
                  between the Company and Sterling Drug Inc.
                  (with certain confidential information
deleted).<F9>

10.34 Employment Agreement dated April 29, 1992 between the Company and John L. Castello.<F15>

10.35 Employment Agreement dated April 29, 1992 between the Company and Steven C. Mendell.<F15>

10.36             Stipulation and Agreement of Settlement,
                  Compromise and Dismissal dated May 10, 1992.<F10>

10.37             Settlement Agreement for Litigation with
                  Centocor dated July 28, 1992 (with certain confidential information deleted).<F11>

10.38 Securities Purchase Agreement dated November 19, 1993 among the Company, Ortelius and GDK.<F14>

10.39 Subscription Agreement dated November 21, 1993 between the Company and Shipley Raidy Capitol
                  Corporation.<F16>

10.40 Letter Agreement dated July 14, 1993 between the Company and Pfizer, Inc. (with certain confidential
                  information deleted).<F16>

10.41 Cross License Agreement dated December 15, 1993 between Research Development Foundation and the Company (with certain confidential information deleted).<F16>

Exhibit
Number



10.42 Cross License Agreement dated December 15, 1993 between the Company and Research Development
                  Foundation (with certain confidential information deleted).<F16>

10.43             Management Incentive Compensation Plan.<F16>

10.44 Employment Agreement dated March 29, 1993 between the Company and Patrick J. Scannon, M.D.,
Ph.D.<F16>

10.45             [Omitted]

10.46             Technology Acquisition Agreement dated
                  June 3, 1994 between Connective Therapeutics,
                  Inc. and the Company (with certain confidential information deleted).<F17>

10.47 Employment Agreement dated April 1, 1994 between the Company and Peter B. Davis.<F17>

10.48 Letter Agreement dated November 7, 1995 between the
                  Company and Pfizer, Inc. (with certain
confidential
                  information deleted).

10.49             Amendment No. 1 to License Agreement dated
                  March 23, 1995 between the Company and Burroughs Wellcome Co. (with certain confidential information
                  deleted).

10.50 Form of Offshore Subscription Agreement relating to
                  the Company's Convertible Preferred Stock, Series
C.

10.51             Form of Offshore Securities Subscription
Agreement
                  relating to the Company's 4% Convertible
Subordinated
                  Debentures due 1998.

10.52 Form of Letter Agreement relating to the Company's
                  4% Convertible Subordinated Debentures due
                  November 30, 1998, Series A.

23.1              Consent of Independent Public Accountants.

27.1              Financial Data Schedule.

-------------------------
[FN]
1 Incorporated by reference to the Company's initial Registration Statement on Form S-1
                  (File No. 33-4793).

2                 Incorporated by reference to the Company's
                  Registration Statement on Form S-1
                  (File No. 33-12832).

3 Incorporated by reference to the Company's report on Form 10-Q for the quarter ended
                  June 30, 1987 (File No. 0-14710).

4 Incorporated by reference to the Company's report on Form 10-K for the year ended December 31, 1987

                  (File No. 0-14710).

5 Incorporated by reference to the Company's report on Form 10-Q for the quarter ended September 30, 1988 (File No.0-14710).

6                 Incorporated by reference to the Company's
                  Registration Statement on Form S-1
                  (File No. 33-27319).

7                 Incorporated by reference to the Company's
Registration
                  Statement on Form S-8 (File No. 33-39155).

8                 Incorporated by reference to Ingene Registration
Statement
                  on Form S-1 (File No. 33-5150).

9                 Incorporated by reference to the Company's Annual
Report
                  on Form 10-K for the fiscal year ended December
31, 1991
                  (File No. 0-14710).

10                Incorporated by reference to the Company's
Current
                  Report on Form 8-K dated May 28, 1992.

11                Incorporated by reference to the Company's
Current Report on
                  Form 8-K dated September 18, 1992, as amended.

12                Incorporated by reference to the Company's
Registration
                  Statement on Form S-3 (File No. 33-74982).

13                Incorporated by reference to the Company's
Current
                  Report on Form 8-K dated October 27, 1993.

14                Incorporated by reference to the Company's
Current
                  Report on Form 8-K dated December 21, 1993.

15 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1992 (File No. 0-14710).

16                Incorporated by reference to the Company's Annual
Report
                  on Form 10-K for the fiscal year ended December
31, 1993
                  (File No. 0-14710).

17                Incorporated by reference to the Company's Annual
Report
                  on Form 10-K for the fiscal year ended December
31, 1994
                  (File No. 0-14710).