Form 10-K/A
period 1995-12-31
XOMA CORP /DE/
filed 1996-03-26
CIK 791908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                       on
                                   FORM 10-K/A

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

         The principal executive offices of XOMA are located at 2910 Seventh Street, Berkeley, California 94710 (telephone 510-644-1170).


Item 2.  Properties

         XOMA's principal product development and manufacturing facilities are located in Berkeley, California. The Company leases 98,000 square feet of space including approximately 35,000 square feet of research and development laboratories, 32,000 square feet of production and production support facilities and 16,000 square feet of office space. The Company subleased 14,000 square feet of office space as a result of the restructuring. An additional 16,500 square foot production facility was completed and purchased by XOMA during 1992. A decision was made during the third quarter of 1995 to dispose of this facility.

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


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Officers

         The officers of the Company are as follows:


Name                                Age                        Title

John L. Castello                    59       Chairman of the Board, President
                                               and Chief Executive Officer

Patrick J. Scannon, M.D., Ph.D.     48       Chief Scientific and Medical
                                               Officer and Director

Clarence L. Dellio                  50       Senior Vice President, Operations


Peter B. Davis                      49       Vice President, Finance
                                               and Chief Financial Officer

Marvin J. Garrett                   45       Vice President, Clinical and
                                               Regulatory Affairs

Christopher J. Margolin             49       Vice President, General Counsel and
                                               Secretary

W. C. McGregor, Ph.D.               54       Vice President, Technical
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

                                                            Price Range
                                                    ------------------------
                                                     High               Low

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

                                                            Year Ended December 31,
                                       ---------------------------------------------------------------------------
                                          1995              1994          1993            1992            1991
                                          ----              ----          ----            ----            ----
                                                     (In thousands, except per share amounts)
Statement of
Operations Data
Total revenues                         $   1,165        $   1,729        $    571        $  5,105        $ 17,140
Total operating
costs and
expenses(1)                               27,469           38,460          35,259          53,999          58,400
Other income, net(2)                       3,832            2,104           3,381           1,802           6,918
                                       ---------        ---------       ---------       ---------       ---------
Net loss                               $(22,472)        $(34,627)       $(31,307)       $(47,092)       $(34,342)
                                       =========        =========       =========       =========       =========
Net loss per share                     $  (0.95)        $  (1.58)       $  (1.46)       $  (2.20)       $  (1.77)
                                       =========        =========       =========       =========       =========

Balance Sheet Data
Cash(3)                                $  26,405         $ 39,650        $ 70,246        $ 83,413        $124,289
Total assets                              40,878           62,429          94,131         109,269         154,289
Long-term debt (4)                         7,692              120             425           1,054           1,503
Accumulated deficit                    (307,905)        (284,847)       (249,439)       (218,132)       (171,040)
Stockholders' equity                      26,836           43,461          78,397          88,473         134,456

(1) In 1994, includes $2.5 million related to employee termination benefits associated with a restructuring and in 1992, includes $10.0 million related to an E5(R) inventory write-down, idle capacity and personnel costs associated with an earlier restructuring.

(2) Other income in 1995 principally consists of interest income ($1.9 million), gain on write-down of a litigation accrual ($8.5 million), loss on write-down of E5(R) inventory ($4.2 million), and a loss on write- down of certain fixed assets ($2.4 million), which are being held for sale.

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

         Cash used in operating activities was $24.6 million in 1995. This was primarily due to the net loss of $22.5 million plus a $3.9 million reduction in accrued liabilities and an $8.5 million reduction in non-current liabilities, partially offset by a $4.2 million increase to inventory reserves, $2.9 million in charges for depreciation and amortization and a $2.4 million valuation reduction in certain fixed assets which have been re- classified as property held for sale. The $3.9 million reduction in accrued liabilities included $2.3 million in payments for re-structuring costs recorded in 1994, and a $2.0 million payment to Pfizer for previously recorded clinical trial costs. The reduction in non-current liabilities related to the elimination of an $8.5 million litigation liability to Pfizer (see Notes 1 and 6 to the Financial Statements).

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

             (3) Exhibits:

                 See "Index to Exhibits."

         (b) Reports on Form 8-K.

             None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1996.


                                        XOMA CORPORATION



                                        By  /s/ JOHN L. CASTELLO
                                            --------------------------------
                                            John L. Castello,
                                            Chairman of the Board, President
                                            and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                              Date
---------                           -----                              ----


/s/ JOHN L. CASTELLO          Chairman of the Board, President   March 26, 1996
---------------------          and Chief Executive Officer
(John L. Castello)             (Principal Executive Officer


/s/ PATRICK J. SCANNON        Chief Scientific and               March 26, 1996
------------------------       Medical Officer and Director
(Patrick J. Scannon)


/s/ PETER B. DAVIS            Vice President, Finance            March 26, 1996
------------------------       and Chief Financial Officer
(Peter B. Davis)               (Principal Financial and
                               Accounting Officer)

Signature                           Title                              Date
---------                           -----                              ----

/s/ JAMES G. ANDRESS          Director                           March 26, 1996
-------------------------
(James G. Andress)


/s/ WILLIAM K. BOWES, JR.     Director                           March 26, 1996
-------------------------
(William K. Bowes, Jr.)



/s/ ARTHUR KORNBERG           Director                           March 26, 1996
-------------------------
(Arthur Kornberg)



/s/ STEVEN C. MENDELL         Director                           March 26, 1996
------------------------
(Steven C. Mendell)



/s/ W. DENMAN VAN NESS        Director                           March 26, 1996
------------------------
(W. Denman Van Ness)



/s/ GARY WILCOX               Director                           March 26, 1996
------------------------
(Gary Wilcox)

                                         INDEX TO FINANCIAL STATEMENTS


                                                                          Page

Report of Independent Public Accountants.................................  22
Balance Sheets...........................................................  23
Statements of Operations.................................................  24
Statements of Stockholders' Equity.......................................  25
Statements of Cash Flows.................................................  26
Notes to Financial Statements............................................  27

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



San Francisco, California                              ARTHUR ANDERSEN LLP
February 14, 1996

                                                  XOMA CORPORATION

                                                   BALANCE SHEETS
                                       (In thousands, except share amounts)
                                                       ASSETS
                                                                                  December 31
                                                                  -----------------------------------------
                                                                          1995                   1994
                                                                          ----                   ----
CURRENT ASSETS:
  Cash and cash equivalents (Notes 1 and 2)                           $  20,400              $   3,576
  Short-term investments (Note 2)                                         6,005                 36,074
  Notes receivable                                                        2,205                     --
  Related party receivables (Note 8)                                        276                    291
  Interest and other receivables                                            384                    565
  Inventories (Note 1)                                                       --                  4,170
  Prepaid expenses and other                                                210                    822
                                                                      ---------               --------
    Total current assets                                                 29,480                 45,498
NON-CURRENT ASSETS:  Property and equipment, net (Note 1)                 6,181                 15,448
  Assets held for sale                                                    4,442                     --
  Deposits and other                                                        775                  1,483
                                                                      ---------               --------
                                                                      $  40,878              $  62,429
                                                                      =========               ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                    $   2,120                $ 1,415
  Accrued liabilities (Note 1)                                            3,684                  8,662
  Capital lease obligations due in one year (Note 6)                        546                    306
                                                                      ---------               --------
    Total current liabilities                                             6,350                 10,383
                                                                      ---------               --------
NON-CURRENT LIABILITIES:
  Capital lease obligations due after one year (Note 6)                   1,192                    120
  Convertible Debentures                                                  6,500                     --
  Other non-current liabilities (Note 1)                                     --                  8,465
                                                                      ---------               --------
    Total non-current liabilities                                         7,692                  8,585
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY (Notes 4 and 5):
  Preferred Stock, $.05 par value, 1,000,000 shares
   authorized, 7,807 and 15,615 outstanding
   (liquidation preference $7,807 and $15,615) at
   December 31, 1995 and 1994, respectively
   (Notes 4 and 5)                                                          --                      1

  Common Stock, $.0005 par value, 40,000,000 shares
   authorized, 27,303,186 outstanding at December 31,
   1995 and 22,173,994 at December 31, 1994                                  14                     11
  Paid-in capital                                                       334,727                328,296
                                                                      ---------               --------
  Accumulated deficit                                                  (307,905)              (284,847)
                                                                      ---------               --------
    Total stockholders' equity                                           26,836                 43,461
                                                                      ---------               --------
                                                                      $  40,878              $  62,429
                                                                      =========               ========


                   The accompanying notes are an integral part of these financial statements.

                                                XOMA CORPORATION

                                           STATEMENTS OF OPERATIONS
                                 (In thousands, except per share amounts)

                                                                     Years ended December 31
                                                        -------------------------------------------------
                                                            1995             1994               1993

REVENUES:
  Product sales and royalties                           $      87        $     202         $     260
  Research and development fees
     (Notes 1 and 3):
     Collaborative agreements                                  --              136               311
     License fees                                           1,078            1,391                --
                                                        ---------        ---------         ---------
        Total revenues                                      1,165            1,729               571
                                                        ---------        ---------         ---------
OPERATING COSTS AND EXPENSES:
  Cost of sales                                                --                3               172
  Research and development
     (Notes 1 and 3)                                       22,086           27,284            26,909
  General and administrative                                5,383            8,673             8,178
  Restructuring charge (Note 1)                                --            2,500                --
                                                        ---------        ---------         ---------
     Total operating costs and expenses                    27,469           38,460            35,259
                                                        ---------        ---------         ---------
     Loss from operations                                 (26,304)         (36,731)          (34,688)
OTHER INCOME (EXPENSE):
  Investment income                                         1,934            2,169             3,590
  Other income and expense                                  1,898              (65)             (209)
                                                        ---------        ---------         ---------
      Net loss                                          $ (22,472)       $ (34,627)        $ (31,307)
                                                        =========        =========         =========
NET LOSS PER COMMON SHARE (Note 1)                      $   (0.95)       $   (1.58)        $   (1.46)
                                                        =========        =========         =========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                              23,671           21,920            21,470
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

                                                            XOMA CORPORATION
                                                   STATEMENTS OF STOCKHOLDERS' EQUITY
                                                             (In thousands)


                                                                                                   Accumulated     Total
                                          Common Stock           Preferred Stock      Paid-in      Accumulated  Stockholders'
                                       Shares      Amount       Shares      Amount    Capital       Deficit        Equity
                                       -------    --------     --------    --------  ---------    ------------- -------------


BALANCE, DECEMBER 31, 1992             21,470   $      11          --           --      $ 306,594    $(218,132)   $  88,473
    Amortization of deferred
     compensation                          --          --          --           --            296           --          296
    Exercise of warrants                   --          --          --           --              2            2
    Issuance of warrants (Note 5)          --          --          --           --          5,992           --        5,992
    Sale of preferred stock
     (Note 4)                              --          --          19            1         14,940           --       14,941
    Net loss                               --          --          --           --             --      (31,307)     (31,307)
                                       -------     ------      ------       -------      --------     ---------     --------
BALANCE, DECEMBER 31, 1993             21,470          11          19            1        327,824     (249,439)      78,397
    Contributions to 401(k) and
      management incentive
      plans                                55          --          --           --            360           --          360
    Amortization of deferred
      compensation                         --          --          --           --            240           --          240
    Conversion of preferred
      stock (Note 4)                      649          --          (3)          --             --           --           --
    Unrealized gain (loss) on
      investments (Note 2)                 --          --          --           --           (128)          --         (128)
    Dividends on preferred
      stock (Note 4)                       --          --          --           --             --         (781)        (781)
    Net loss                               --          --          --           --             --      (34,627)     (34,627)
                                       -------     ------      ------       -------      --------     ---------     --------
BALANCE, DECEMBER 31, 1994             22,174   $      11          16    $       1      $ 328,296    $(284,847)   $  43,461

    Exercise of stock options              25          --          --           --             12           --           12
    Contributions to 401(k) and
     management incentive plans           149          --          --           --            434           --          434
    Sale of common stock                  471           1          --           --            717           --          718
    Amortization of deferred
     compensation                          --          --          --           --            214           --          214
    Sale of preferred stock                --          --           5           --          4,143           --        4,143
    Conversion of preferred
     stock (Note 4)                     4,230           2         (13)          (1)            (1)          --           --
    Exercise of warrants                    1          --          --           --              7           --            7
    Unrealized gain (loss) on
      investments (Note 2)                 --          --          --           --            125           --          125
    Dividends on preferred
     stock (Note 4)                       253          --          --           --            780         (586)         194
    Net loss                               --          --          --           --           --        (22,472)     (22,472)
                                       -------     ------      ------       -------      --------     ---------     --------
BALANCE, DECEMBER 31, 1995             27,303   $      14           8    $      --      $ 334,727    $(307,905)   $  26,836
                                       =======     ======      ======       =======      ========     =========     ========


                             The accompanying notes are an integral part of these financial statements.

                                XOMA CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                           Years ended December 31,
                                                  --------------------------------------
                                                       1995         1994         1993
                                                       ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $ (22,472)   $ (34,627)   $ (31,307)
  Adjustments to reconcile net loss
    to net cash used in operating
      activities:
    Depreciation and amortization                      2,920        3,334        2,791
    Inventory reserve                                  4,170         --            900
    Write-down of assets held for sale                 2,400         --           --
    Deferred compensation expense                        214          240          296
    Loss (gain) on retirement of capital
      equipment                                         (145)        --              1
  Changes in assets and liabilities:
    Decrease (increase) in interest and
      other receivables                               (2,009)         274         (203)

    Decrease (increase) in inventory                    --           --            445
    Decrease (increase) in prepaid
      expenses                                           612          156         (195)
    Decrease (increase) in deposits and
      other assets                                     1,350       (1,350)        --
    Increase (decrease) in accounts payable              705          877         (417)
    Increase (decrease) in accrued liabilities        (3,921)       2,563       (1,195)
    Increase (decrease) in non-current
      liabilities                                     (8,465)        --           --
                                                      -------      -------      -------
       Total adjustments                              (2,169)       6,094        2,423
                                                      -------      -------      -------
       Net cash used in operating activities         (24,641)     (28,533)     (28,884)
                                                      -------      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of short-term investments        61,835      312,262      244,152
  Payments for purchase of short-term
    investments                                      (31,641)    (301,708)    (210,891)
  Capital expenditures, net of proceeds                 (350)      (1,308)      (1,767)
                                                      -------      -------      -------
       Net cash provided by (used in)
         investing activities                         29,844        9,246       31,494
                                                      -------      -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale and leaseback                     1,800         --           --
  Principal payments under capital
     lease obligations                                  (488)        (627)        (450)
  Proceeds from issuance of debentures                 5,858         --           --
  Proceeds from issuance of warrants                    --           --          2,994
  Proceeds from issuance of common or
     preferred stock                                   4,451         --         14,940
                                                      -------      -------      -------
       Net cash provided by financing activities      11,621         (627)      17,484
                                                      -------      -------      -------
       Net increase (decrease) in cash and
         cash equivalents                             16,824      (19,914)      20,094
  Cash and cash equivalents at beginning
         of year                                       3,576       23,490        3,396
                                                      -------      -------      -------
  Cash and cash equivalents at end of year         $  20,400    $   3,576    $  23,490
                                                      =======      =======      =======



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

         The activities during 1995 affecting the restructuring accrual established in the fourth quarter of 1994 are as follows:

                                                         In Millions
                                                         -----------
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


         In addition, during the years ended December 31, 1995, 1994 and 1993, the Company had the following non-cash financing and investing activities (in thousands):

                                                1995         1994          1993
                                                ----         ----          ----

Stock contribution to the 401(k) and
  management incentive plans
  (Notes 4 and 9)                             $  434      $   360        $  --

Litigation settled with issuance of
  warrants (Note 5)                               --           --         3,000

Stock issuance cost paid with common
  or preferred stock (Note 4)                      8           --           250

Unrealized loss(gain) on investments             125          128            --

    Notes Receivable

         The $2.2 million in notes receivable from Connective Therapeutics, Inc. was collected in February of 1996. In 1994, the note for $1.4 million was classified as long-term in Deposits and other.

    Inventories

         Inventories are stated at the lower of first-in-first-out cost or market value. Inventories consist of the following (in thousands):

                                                        December 31
                                                  ------------------------
                                                  1995                1994
                                                  ----                ----

Raw materials                                    $   --              $4,170
Work-in-process                                      --                  --
Finished goods                                       --                  --
                                                 -------            --------
                                                 $   --              $4,170
                                                 ========           ========

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

             Property and equipment consist of the following (in thousands):

                                                          December 31
                                                    ------------------------
                                                    1995                1994
                                                    ----                ----

Land                                            $     --             $   459
Buildings                                             --               1,714
Equipment                                         13,916              15,557
Leasehold and building improvements               14,483              20,342
Construction-in-progress                              19                 117
                                                --------             -------
                                                  28,418              38,189
Less accumulated depreciation and amortization    22,237              22,741
                                                --------             -------
Property and equipment, net                      $ 6,181             $15,448
                                                ========             =======

Assets held for sale                             $ 4,442             $  --
                                                ========             =======


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

    Accrued Liabilities

             Accrued liabilities consist of the following (in thousands):

                                                   December 31
                                            ------------------------
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

             The aggregate fair values, amortized cost, gross unrealized holding gain, and gross unrealized holding loss of the major types of debt securities at December 31, 1995 were as follows (in millions):

                                                                                 Gross Unrealized
                                                                                    Holding

                                      Fair              Amortized
                                      Value                Cost                Gain              Loss
                                 --------------    -------------------       -----------   -------------
U.S. Treasury Securities              $1.7                $1.7                 $ --              $ --

U.S Government Agency Issues           3.0                 3.0                  --                --

Corporate Bonds and Other              1.3                 1.3                  --                --

         The contractual maturities of the Company's debt securities as of December 31, 1995 were as follows (in millions):

Less than 1 year                                           $5.4
From 1 to 2 years                                           0.6
More than 2 years                                            --


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

             The aggregate number of shares of Common Stock that may be issued under the Option Plan, the Restricted Plan, the Directors Plan and the Ingene Plan is 4,300,000 shares. The following table summarizes the activity under the Company's stock option plans:

                                               Year ended               Year ended               Year ended
                                              December 31,             December 31,             December 31,
                                                  1995                     1994                     1993
                                           ----------------------   ----------------------  -----------------------
                                                       Exercise                Exercise                  Exercise
                                            Options      Price       Options     Price       Options      Price
                                            -------    --------      -------   --------      -------     --------

Outstanding, beginning of period           3,000,692  $2.07-26.50   2,861,854  $4.99-26.50  2,806,700   $7.00-28.00
Granted                                    2,239,855   $1.70-2.94     517,000   $2.07-4.38    846,300    $4.99-7.50
Exercised                                    (5,315)   $1.81-2.56          --           --         --            --
Canceled                                 (2,388,215)  $2.38-26.50   (378,162)  $3.72-26.50  (791,146)   $6.38-28.00
                                         -----------                ---------               ---------
Outstanding, end of period                 2,847,017  $1.70-22.75   3,000,692  $2.07-26.50  2,861,854   $4.99-26.50
                                         -----------                ---------               ---------
Exercisable, end of period                 1,310,938  $1.70-22.75   1,480,886  $2.07-26.50  1,364,943   $4.99-26.50
                                         ===========                =========               =========


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

             Future minimum lease commitments are as follows (in thousands):

                                        Capital Leases       Operating Leases

1996                                       $   744               $  1,824
1997                                           623                  1,761
1998                                           753                    916
1999                                            --                    571
2000                                            --                    571
Thereafter                                      --                  1,569
                                           -------                -------
Net minimum lease payments                   2,120                $ 7,212
                                                                  =======
Less--Amount representing interest
  expense                                      382
                                           -------
Present value of net minimum
  lease payments                             1,738
Less--Current maturities                       546
                                           -------
Long-term capital lease obligations        $ 1,192
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

7.  INCOME TAXES

         The significant components of net deferred tax assets and liabilities as of December 31, are as follows (in $ millions):

                                                 1995                     1994
                                                 ----                     ----

Property and equipment                           $1.4                  $   1.1

Purchased technology                              6.3                      7.0

Capitalized R&D expense                          40.1                     29.5

Accrued liabilities and other                     1.3                      5.0

Net operating loss carryforwards                 68.1                     66.1

R&D and other credit carryforwards               11.9                     12.2

Valuation allowance                            (129.1)                  (120.9)
                                              --------                  -------

Total deferred tax asset                      $    --                   $    --
                                              ========                  ========



There were no deferred tax liabilities, no current or deferred expense, and no current or non-current net deferred income tax assets or liabilities for any tax jurisdiction.

         The net change in the valuation allowance for the year ended December 31, 1995 was a $8.2 million increase.

         XOMA's accumulated federal and state tax net operating losses ("NOLs") and credits as of December 31, 1995 are as follows:

                                           Amounts                Expiration
                                       (in millions)                Dates
                                       -------------             ------------
Federal
  NOLs                                      $203.1               1996-2010
  Credits                                      9.2               1996-2010

State
  NOLs                                        38.6               1996-1999
  Credits                                      2.7               2002-2010


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

                                INDEX TO EXHIBITS


Exhibit
Number
-------

 3.1              Restated Certificate of Incorporation, as amended.12

 3.2              Amended and Restated Bylaws.12

 3.3 Stockholder Rights Agreement dated October 27, 1993 between the Company and First Interstate Bank of California, as Rights Agent.13

 3.4              Certificate of Designation of Preferences and
                  Rights of Convertible Preferred Stock, Series C of the Company.18

 4.1 Form of 4% Convertible Subordinated Debenture due November __, 1998 and form of 4% Convertible
                  Subordinated Debenture due November 30, 1998,
                  Series A.18

10.1              Form of Stock Option Agreement
                  for 1981 Stock Option Plan.15

10.2              Form of Stock Option Agreement for
                  Restricted Stock Plan.15

10.3              Warrant Agreement dated as of October 11,
                  1985 between the Company and Equitec Leasing
                  Company.1

10.4 License Agreement dated July 5, 1983 between the Company and ICRF Patent Limited.1

10.5 License Agreement dated October 26, 1984 between the Company and Carlton Medical
                  Products Limited.1

10.6 License Agreement dated February 3, 1986 between the Company and the Kallestad
                  Laboratories Division of Erbamont, Inc.
                  (with certain confidential information
                  deleted.)1

10.7 Restricted Stock Plan as amended and restated and further amended.7

10.8              Restricted Stock Purchase Agreement.2

10.9 License Agreement dated September 3, 1986 between the Company and the Regents of the University of California (with certain confidential information deleted).2

10.10             Research, Development and Option Agreement,
                  License Agreement, Supply Agreement, and
                  Security Agreement all dated as of June 9, 1987 between the Company and Pfizer, Inc. (with certain confidential information deleted).3

Exhibit
Number
-------


10.11             Manufacturing Agreement dated as of January
                  1, 1991 between the Company and Pfizer, Inc.9

10.12             Lease of premises at 890 Heinz Street,
                  Berkeley, California dated as of July 22,
                  1987.4

10.13             Lease of premises at Building E at Aquatic
                  Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of April 21, 1988.4

10.14             Lease of premises at Building C at Aquatic
                  Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of August 26, 1987.4

10.15 Letter of Agreement regarding CPI adjustment dates for leases of premises at Buildings
                  C, E and F at Aquatic Park Center, Berkeley,
                  California dated as of July 22, 1987.4

10.16             Form of indemnification agreement for
                  officers.9

10.17             Form of indemnification agreement for
                  employee directors.9

10.18             Form of indemnification agreement for
                  non-employee directors.9

10.19             XOMA Corporation 1981 Stock Option Plan
                  as amended and restated and further
                  amended.7

10.20             Lease of premises at 2910 Seventh Street,
                  Berkeley, California dated March 25, 1992.15

10.21             Master Equipment Lease Agreement between
                  Equitable Life Leasing Corporation and
                  the Company.6

10.22             Supply Agreement effective February 27,
                  1989 between the Company and Charles River
                  Biotechnical Services, Inc. (with certain confidential information deleted).6

10.23             Amendment Agreement dated as of October
                  17, 1991 between the Company and Charles
                  River Laboratories, Inc. (with certain
                  confidential information deleted).9

10.24             License Agreement dated as of August 31,
                  1988 between the Company and Sanofi (with certain confidential information deleted).5

10.25 1985 Non-Qualified Stock Option Plan and form of Stock Option Agreement.8

Exhibit
Number
-------


10.26             Lease dated June 22, 1992, between the
                  Company and Richard B. Gomez,
                  Josephine L. Gomez, TTEE-U/A/D, 10,31-90,
                  FBO Gomez Family Trust.15

10.27             Lease dated October 2, 1992, between the
                  Company and Virginia Merritt, as Trustee of the Bowman Merritt and Virginia Merritt
                  Trust.15

10.28             [Omitted]

10.29             [Omitted]

10.30             Research and License Agreement dated
                  August 6, 1990 between the Company
                  and New York University (with certain
                  confidential information deleted).9

10.31             First Amendment to Agreement dated
                  November 6, 1992 between the Company and
                  New York University (with certain confidential information deleted).15

10.32             [Omitted]

10.33             License Agreement dated June 11, 1991
                  between the Company and Sterling Drug Inc.
                  (with certain confidential information deleted).9

10.34             Employment Agreement dated April 29, 1992
                  between the Company and John L. Castello.15

10.35             Employment Agreement dated April 29, 1992
                  between the Company and Steven C. Mendell15

10.36             Stipulation and Agreement of Settlement,
                  Compromise and Dismissal dated May 10, 1992.10

10.37             Settlement Agreement for Litigation with
                  Centocor dated July 28, 1992 (with certain confidential information deleted).11

10.38 Securities Purchase Agreement dated November 19, 1993 among the Company, Ortelius and GDK.14

10.39 Subscription Agreement dated November 21, 1993 between the Company and Shipley Raidy Capitol
                  Corporation.16

10.40 Letter Agreement dated July 14, 1993 between the Company and Pfizer, Inc. (with certain confidential information deleted).16

10.41 Cross License Agreement dated December 15, 1993 between Research Development Foundation and the Company (with certain confidential information deleted).16

Exhibit
Number
-------


10.42 Cross License Agreement dated December 15, 1993 between the Company and Research Development
                  Foundation (with certain confidential information deleted).16

10.43             Management Incentive Compensation Plan.16

10.44 Employment Agreement dated March 29, 1993 between the Company and Patrick J. Scannon, M.D., Ph.D.16

10.45             [Omitted]

10.46             Technology Acquisition Agreement dated
                  June 3, 1994 between Connective Therapeutics,
                  Inc. and the Company (with certain confidential information deleted).17

10.47 Employment Agreement dated April 1, 1994 between the Company and Peter B. Davis.17

10.48 Letter Agreement dated November 7, 1995 between the Company and Pfizer, Inc. (with certain confidential information deleted).18

10.49             Amendment No. 1 to License Agreement dated
                  March 23, 1995 between the Company and Burroughs Wellcome Co. (with certain confidential information deleted).18

10.50 Form of Offshore Subscription Agreement relating to the Company's Convertible Preferred Stock, Series C.18

10.51 Form of Offshore Securities Subscription Agreement relating to the Company's 4% Convertible Subordinated Debentures due 1998.18

10.52 Form of Letter Agreement relating to the Company's 4% Convertible Subordinated Debentures due
                  November 30, 1998, Series A.18

23.1              Consent of Independent Public Accountants.18

27.1              Financial Data Schedule.18

-------------------------

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

18   Previously filed.