Form 10-Q
period 1996-09-30
XOMA CORP /DE/
filed 1996-10-31
CIK 791908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
   (mark one)
       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly
            Period Ended September 30, 1996

                                         or

       [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the
            Transition Period from _______ to ________

                             Commission File No. 0-14710

                                  XOMA CORPORATION
------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


          Delaware                                      94-2756657
------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                     2910 Seventh Street, Berkeley, CA 94710
------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (510) 644-1170
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
------------------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.0005 par value                         34,356,859
------------------------------             ---------------------------------
         Class                             Outstanding at September 30, 1996

                                XOMA CORPORATION

                                TABLE OF CONTENTS


                                                                         Page

PART I   FINANCIAL INFORMATION

         Item 1       Financial Statements

                      Condensed Balance Sheets as of
                      September 30, 1996 and December 31, 1995 ........1

                      Condensed Statements of Operations
                      for the Three and Nine Months Ended
                      September 30, 1996 and 1995 .....................2

                      Condensed Statements of
                      Cash Flows for the Nine Months Ended
                      September 30, 1996 and 1995......................3

                      Notes to Condensed
                      Financial Statements ............................4

         Item 2 Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations ......................................6

PART II  OTHER INFORMATION

         Item 1 Legal Proceedings......................................8

         Items 2, 3 and 5 are either inapplicable or nonexistent therefore are omitted from this report

         Item 4 Submission of Matters to a Vote of
                      Security Holders.................................8

         Item 6 Exhibits and Reports on Form 8-K.......................8


Signatures      .......................................................9

                                XOMA CORPORATION

                            CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                  September 30      December 31
                                                      1996             1995
                                                   (Unaudited)       (Audited)
Assets:
       Cash and cash equivalents                 $      1,199      $    20,400
       Short-term investments                          45,091            6,005
       Interest and other receivables                     670            2,865
       Other current assets                               273              210
                                                 ------------      ------------
              Total current assets                     47,233           29,480

       Property and equipment                          29,057           28,418
       Accumulated depreciation                       (23,725)         (22,237)
       Assets held for sale                             4,442            4,442
       Other assets                                       133              775
                                                 ------------      ------------

                                                 $     57,140     $     40,878
                                                 ============     ============


Liabilities and Stockholders' Equity:
       Accounts payable                          $      1,641     $      2,120
       Other current liabilities                        5,411            4,230
                                                 ------------      -----------
              Total current liabilities                 7,052            6,350

       Convertible debentures and notes                 5,000            6,500
       Other non-current liabilities                      832            1,192
                                                 ------------      -----------
              Total non-current liabilities             5,832            7,692

       Stockholders' equity                            44,256           26,836
                                                 ------------      -----------

                                                 $     57,140     $     40,878
                                                 ============     ============

See accompanying notes to financial statements.

                                XOMA CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands except per share data)


                                         Three Months Ended September 30          Nine Months Ended
                                                                                     September 30
                                              1996             1995             1996              1995
                                              ----             ----             ----              ----

Revenues:
     License fees                        $         528     $         8     $       3,533     $      1,063
     Product sales and royalties                    16              17                46               71
                                         -------------   -------------   ---------------    -------------
                                                   544              25             3,579            1,134
                                         -------------   -------------   ---------------    -------------

Expenses:
     Research and development                    7,189           5,227            19,799           17,280
     General and administrative                  1,212           1,182             4,232            4,437
                                         -------------   -------------   ---------------    -------------
                                                 8,401           6,409            24,031           21,717
                                         -------------   -------------   ---------------    -------------

Loss from operations                            (7,857)         (6,384)          (20,452)         (20,583)

Other income (expense):
     Investment income                             505             429             1,411            1,523
     Interest expense and other                   (105)          1,882              (400)           1,920
                                         -------------   -------------   ---------------    -------------
Net loss                                 $      (7,457)   $     (4,073)   $      (19,441)   $     (17,140)
                                         =============   =============   ===============    =============

Net loss per share                       $       (0.22)   $      (0.17)   $        (0.62)   $       (0.74)

Weighted average common
shares outstanding                               34,183          24,268            31,275           23,034



  See accompanying notes to financial statements.

                                XOMA CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                           Nine Months Ended
                                                                             September 30
                                                                       1996                 1995

                                                                       ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by (used in) operating activities          $    (14,637)         $   (20,480)
                                                                  ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of short-term investments                       24,854               61,635
   Payments for purchase of short-term investments                   (63,912)             (31,627)
   Capital expenditures                                                 (778)                (318)
                                                                ------------         ------------

       Net cash provided by (used in) investing activities           (39,836)              29,690
                                                                ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale and lease back of equipment                         --                1,800
   Proceeds from issuance of convertible debt                          5,000                   --
   Proceeds from issuance of common stock, net                        10,939                4,925
   Proceeds from issuance of preferred stock, net                     19,766                   --
   Capital lease principal payments                                     (433)                (396)
                                                                ------------         ------------

       Net cash provided by (used in) financing activities            35,272                6,329
                                                                ------------         ------------

   Net increase (decrease) in cash and cash equivalents              (19,201)             (15,539)
   Cash and cash equivalents at beginning of period                   20,400                3,576
                                                                ------------         ------------

   Cash and cash equivalents at end of period                   $      1,199         $     19,115
                                                                ============         ============


  See accompanying notes to financial statements.


                                XOMA CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.        Basis of Presentation

          The interim information contained herein is unaudited but, in management's opinion, includes all normal recurring adjustments which are necessary for a fair presentation of results for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1995.

2.        Capital Stock

          During the first three months of 1996, the Company issued 2,054,224 shares of common stock upon conversion of all of the principal of and accrued interest on the Company's 4% Convertible Subordinated Debentures due in 1998.

          In March 1996, the Company completed a private placement exempt from registration under the Securities Act of 1933 in reliance on Regulation D thereunder, issuing 606,061 shares of common stock for net proceeds of $1.9 million and 5,000 shares of its Convertible Preferred Stock, Series D ("Series D Preferred") for net proceeds of $4.9 million. As of September 30, 1996, all 5,000 shares of the Series D Preferred, plus accrued dividends, had been converted into 1,048,610 million shares of common stock.

          In April 1996, Genentech, Inc. ("Genentech") purchased 1.5 million shares of XOMA common stock for approximately $5.90 per share under the collaborative agreement to develop jointly Genentech's anti-CD11a monoclonal antibody product, hu1124.

          In June 1996, the final 7,807 outstanding shares of the Company's Senior Convertible Preferred Stock, Series B, issued in December 1993, were converted into 1,648,115 shares of common stock.

          In September 1996, the Company completed a private placement exempt from registration under the Securities Act of 1933 in reliance on Regulation D thereunder, issuing 1,600 shares of its Convertible Preferred Stock, Series F ("Series F Preferred") for proceeds of approximately $15.0 million net of all costs. Each share of Series F Preferred has a liquidation preference of $10,000 and will pay, when, as and if declared by the Board of Directors, a cumulative annual dividend of $500 (5%), payable semi-annually in cash or common stock at the Company's discretion. Alternatively, the Company may elect not to declare or make payment of any dividend, in which event the accrued and unpaid dividends will be taken into account at the time of conversion. Each share of the Series F Preferred is convertible by the holder into shares of common stock at a conversion price equal to 87% of the market price of the common stock at the time of conversion. After September 26, 1997, the Series F Preferred may be converted by the Company at the same conversion price so long as the Company is in material compliance with its obligations to the holders of Series F Preferred. In the event of a decline in the price of the common stock such that the Series F Preferred held by any holder becomes convertible into more than such holder's pro rata share of 20% of the outstanding common stock (as reported in the Company's June 30, 1996 Form 10-Q), the Company will not be required to issue shares in excess of such amount but will instead either obtain stockholder approval or redeem such shares at a 13% premium to liquidation preference. There are also restrictions on the holders of Series F Preferred with respect to the number of shares of common stock which may be issued to them upon conversion and the volume of any subsequent sales of common stock. As of September 30, 1996, 16 shares of the Series
F Preferred had been converted into 31,403 shares of common stock.

          The Company issued warrants to purchase 109,739 shares of common stock to the placement agent (and its designees) in the placement of the Series F Preferred, one-half of which expire on March 24, 1998 and the remainder expiring on September 24, 1999, at an exercise price of $7.29 per share.

          As a result of recent mergers in the banking industry, the Company's stock transfer agent has changed from First Interstate Bank of California to ChaseMellon Shareholder Services, L.L.C., 85 Challenger Road, Overpeck Centre, Ridgefield Park, NJ 07660, telephone: (800) 522-6645.

3.        Restructuring

          The cumulative activity through September 30, 1996 affecting the restructuring accrual established in the fourth quarter of 1994 is as follows:

                                                            In Millions

                   Original amount accrued                 $   2.5
                   Charges against the accrual                 2.3
                   Adjustments to the accrual                   --

4.        Supplemental Cash Flow Information

          Unamortized debt issuance costs of $0.6 million were charged to stockholders' equity upon conversion of the Company's 4% Convertible Subordinated Debentures due in 1998, described in Note 2 above. In addition, the Company contributed $0.4 million to the Company's deferred savings plan and bonus programs using 90,422 shares of common stock.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

          Revenues in the first nine months of 1996 were $3.6 million, consisting primarily of a $3.0 million license fee received from Genentech during the second quarter and $0.5 million received upon termination of a license agreement related to XOMA's ING-1 antibody technology during the third quarter. Revenues in the first nine months of 1995 were $1.1 million, of which $0.9 million related to XOMA's TCR peptide technology which was sold in 1994. Revenues in the third quarter of 1995 were negligible.

          Operating expenses for the first nine months of 1996 were $24.0 million compared with $21.7 million in the same period of 1995. Research and development expenses increased by $2.5 million, from $17.3 million in the first nine months of 1995 to $19.8 million in the same period of 1996, primarily due to higher patient accrual in Neuprex(TM) clinical trials and spending on the hu1124 product, which was licensed from Genentech in April of 1996. General and administrative expenses decreased from $4.4 million in the first nine months of 1995 to $4.2 million in the same period of 1996. For the third quarter of 1996, operating expenses increased from $6.4 million to $8.4 million.

          Investment income was lower in the first nine months of 1996 compared to same period in 1995 primarily due to lower average interest rates in the 1996 period. Investment income increased in the third quarter of 1996, compared to the same period in 1995, primarily due to higher average investment balances. Other expenses in 1996 included interest on the Company's 4% Convertible Subordinated Debentures and the convertible note payable to Genentech on which interest accrues at six-month LIBOR plus 1%. In the third quarter of 1995, the Company recognized a one-time gain of $1.9 million related to amendments in its cost sharing agreement with Pfizer for the ongoing Phase II clinical trial for the Company's E5(R) product and to re-classifying its CD5 plus production facility to an asset held for sale.

Liquidity and Capital Resources:

          The Company's cash, cash equivalents and short-term investments totaled $46.3 million as of September 30, 1996 compared with $26.4 million as of December 31, 1995. Of the $19.9 million net cash inflow during the first nine months, $35.3 million was the result of financing activities during the period, partially off-set by a $15.4 million outflow related to current operations. Cash consumption related to current operations was $20.8 million in the comparable 1995 period. The Company's cash, cash equivalents and short-term investments are expected to decrease while the Company pursues U.S. Food and Drug Administration licensure or until the Company secures additional sources of funds.

          Capital expenditures totaled $0.8 million and $0.3 million for the nine months ended June 30, 1996 and 1995 respectively.

          In April 1996, the Company entered into a collaborative agreement with Genentech to develop jointly hu1124 for treatment of psoriasis and for organ transplant rejection. In connection therewith, Genentech purchased 1.5 million shares of common stock for approximately $9 million and has agreed to fund the Company's development costs for hu1124 until the completion of Phase II clinical trials through a series of convertible subordinated loans. Genentech has advanced $5.0 million to fund 1996 spending and is expected to provide more than $20 million in funding overall under the arrangement. Under the terms of the agreement, the Company will scale-up and develop hu1124 and bring it through Phase II clinical trials. After completion of Phase II trials, Genentech will determine the product's future development strategy.

          In May 1996, the Company announced the granting of an exclusive license to Genentech, including a sublicense to IDEC Pharmaceuticals Corporation, to intellectual property covering the therapeutic use of chimeric IgG1 antibodies specific to the CD20 antigen on the surface of human B-cells. The Company received an initial cash payment of $3.0 million and will receive royalties on the sale of products employing the anti-CD20 technology that are sold in the United States and in other countries where the Company holds relevant patents.

          The Company has been able to control its operating cash consumption by carefully monitoring its costs and securing additional funding. As a result, its cash position and resulting investment income are sufficient to finance the Company's currently anticipated levels of spending approximately through mid-1998. The Company continues to evaluate a variety of arrangements which would further strengthen its competitive position and provide additional funding, but cannot predict when or whether additional funding will be secured.

Forward Looking Statements:

          Certain statements contained herein that are not related to historical facts may contain "forward looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on the Company's current beliefs as to the outcome and timing of future events, and actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. The forward looking statements involve risks and uncertainties including, but not limited to, risks and uncertainties related to regulatory approvals, product efficacy and development, the Company's financing needs and opportunities, scale-up and marketing capabilities, intellectual property protection, competition, stock price volatility and other risk factors referred to herein and in other of the Company's Securities and Exchange Commission filings.

PART II - OTHER INFORMATION

Item 1    Legal Proceedings.

          In the lawsuit entitled Warshaw, et al. v. XOMA Corporation, et al. described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, discovery has commenced and trial is currently scheduled for September 23, 1997.

Item 2    Changes in Securities.  None.

Item 3    Defaults Upon Senior Securities.  None.

Item 4    Submission of Matters to a Vote of Security Holders.

          At the Company's annual meeting of stockholders held on June 13, 1996, the proposed amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Preferred Stock by 500,000 to 1,500,000 shares was not approved, having received 11,703,965 votes for, 2,859,958 votes against, no votes withheld, 289,660 abstentions and 13,872,335 broker non-votes.

Item 5    Other Information.  None.

Item 6    Exhibits and Reports on Form 8-K..

(a)       Exhibit   Description

          3.1 Certificate of Designations of Non-Voting Cumulative Convertible Preferred Stock, Series F (1)

          4.1       Form of Common Stock Purchase Warrant (1)

          10.1 Form of Preferred Stock Subscription Agreement, dated September 20, 1996, by and between XOMA Corporation and the purchasers of Series F Preferred Stock (1)

          10.2 Form of Registration Rights Agreement, dated as of September 24, 1996, by and between XOMA Corporation and the purchasers of Series F Preferred Stock (1)

          27.1      Financial Data Schedule

-------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-3, as amended (File No. 333-07263).

(b)  None.

                                XOMA CORPORATION



                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                XOMA CORPORATION


Date:  October 30, 1996            By:     /s/ JOHN L. CASTELLO
                                           --------------------
                                           John L. Castello
                                           Chairman of the Board, President and
                                           Chief Executive Officer




Date:  October 30, 1996            By:     /s/ PETER B. DAVIS
                                           ------------------
                                           Peter B. Davis
                                           Vice President, Finance and
                                           Chief Financial Officer