Form 10-K
period 1996-12-31
XOMA CORP /DE/
filed 1997-03-27
CIK 791908

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

For the fiscal year ended
December 31, 1996                                  Commission File No. 0-14710

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by nonaffiliates of the registrant, as of February 28, 1997: $271,522,508.

         Number of shares of Common Stock outstanding as of February 28, 1997:
39,614,551.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement for the Company's 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                     PART I

Item 1.  Business

         General

         XOMA Corporation ("XOMA" or the "Company") is a biopharmaceutical company developing products for the treatment of infections, infectious complications of traumatic injury and surgery, and immunologic disorders. The Company's current product development programs include:

         - Neuprex(TM) (rBPI(21)), a modified recombinantly-derived fragment of human bactericidal/permeability-increasing protein ("BPI") and XOMA's lead BPI-derived product, which is currently in efficacy clinical trials for four different indications.

         - I-PREX(TM), a proprietary topical formulation of rBPI21 for the treatment of ophthalmic disorders, which is undergoing preclinical testing as a treatment for corneal injuries, including ulcerations and transplants.

         - Mycoprex(TM), a potent fungicidal peptide compound derived from BPI that is currently in preclinical product development.

         - E5(R), XOMA's monoclonal antibody product, which is in a Phase III trial in the United States as a treatment for gram-negative sepsis and has been submitted for approval in Japan as a treatment for endotoxemia.

         - hu1124 (anti-CD11a), a humanized monoclonal antibody product being developed in collaboration with Genentech, Inc. ("Genentech"), which originally discovered the antibody and characterized it as anti-CD11a. The hu1124 product is in Phase I clinical trials for two indications.

         Product Areas

         The following describes XOMA's more significant therapeutic product development and clinical activities:

The BPI Product Platform

         The Company's current programs are primarily focused on the development of novel therapeutic products derived from bactericidal/permeability-increasing protein ("BPI"). BPI is a naturally-occurring human host-defense protein found in white blood cells (neutrophils). BPI binds to and kills cer tain bacteria. It also neutralizes endotoxin, a molecule that is an integral part of the cell walls of gram-negative bacteria and that can trigger severe complications in infected patients. Furthermore, BPI inhibits angiogenesis (growth of new blood vessels) by binding to and neutralizing heparin, a natu ral protein involved in blood vessel formation.

         XOMA scientists developed a modified recombinant fragment of the BPI molecule, called rBPI21, which is potent and stable and can be manufactured at commercially viable yields. This modified fragment is the basis for the Company's Neuprex(TM) product.

         In December 1992, XOMA submitted an investigational new drug application ("IND") to the U.S. Food and Drug Administration ("FDA") to begin Phase I hu man testing of Neuprex(TM). In March 1993, the Company initiated human safety and pharmacokinetic testing under the IND. In 1995, the Company initiated three clinical efficacy trials testing the Neuprex(TM) product in different in dications, and a fourth trial started in 1996.

         XOMA has an agreement with New York University ("NYU") relating to its rBPI products. See "Research and License Agreements". BPI was discovered in 1978 by Peter Elsbach, M.D., professor of medicine, and Jerrold Weiss, PhD., professor of microbiology, both at New York University School of Medicine. XOMA has collaborated with NYU since 1991 to extend and apply BPI-related re search to the commercial development of pharmaceutical products. In March 1993, the U.S. Patent and Trademark Office ("Patent Office") issued a patent related to BPI to NYU, and the Company is the exclusive licensee of this pat ent. See "Patents and Trade Secrets".

Neuprex(TM)

         In the second quarter of 1995, XOMA initiated three clinical trials evaluating Neuprex(TM) as a treatment for primary infections and major complications of infectious diseases, traumatic injury and surgery. The indications are:

         - Severe Pediatric Meningococcemia: a potentially deadly bacterial infection that usually afflicts children.

         - Hemorrhagic trauma: accidents or injuries that cause acute blood loss may trigger serious complications, possibly from translocation of bacteria and their endotoxins from the gastrointestinal tract into the bloodstream.

         - Partial hepatectomy: surgical removal of part of the liver, usually to remove an isolated tumor. Since the liver normally clears translocated bacteria and their endotoxins, the resulting temporarily impaired liver function can lead to infectious complications.

         In the first quarter of 1996, the Company started a fourth clinical trial for Neuprex(TM) to be used with conventional antibiotics in the treatment of severe intra-abdominal infections.

         In August 1996, the FDA Center for Biologics Evaluation and Research ("CBER") granted XOMA a Subpart E designation for Neuprex(TM) for the treatment of severe pediatric meningococcemia. This designation is intended to expedite the development of treatments for life-threatening illnesses. The Company subsequently started a Phase III pivotal trial in the indication in October 1996 in the United States and Canada. In the first quarter of 1997, the Phase III trial added additional sites in the United Kingdom.

         In late 1996, XOMA completed patient enrollment in the hemorrhagic trauma Phase II trial. A preliminary analysis of the data was completed in February 1997 which supports advancing to a Phase III trial. A final decision on a pivotal trial will be made after a more complete review of the data.

         There can be no assurance that the continuing trials will yield data that will result in licensure of Neuprex(TM) in the U.S.

I-PREX(TM)

         XOMA has developed a proprietary topical formulation of rBPI21 for the treatment of ophthalmic infections. Although standard antibiotics fight bacterial infections, they do not inhibit the growth of new blood vessels (angiogenesis) in the cornea that can be associated with eye infections. This neovascularization can lead to scarring and permanently impaired vision. In preclinical testing, the I-PREX(TM) product has shown anti-infective and anti-angiogenic (inhibition of blood vessel growth) properties in the treatment of corneal injury and associated infection. The use of I-PREX(TM) to treat corneal injuries including ulcers and other corneal diseases could eliminate the need for current anti-inflammatory therapies, such as corticosteroids, which have undesirable side effects.

LBP Assay

         In the first quarter of 1997, the Company granted to BioSite Diagnostics Incorporated of San Diego, California an exclusive U.S. license to make, use and sell certain diagnostic products for measuring Lipopolysaccharide Binding Protein ("LBP") to detect bacterial endotoxin exposure in patients with endotoxemia or sepsis. A non-exclusive license was granted to SRL, Inc., a Japanese company, to make, use and sell certain diagnostic products in Japan.

Mycoprex(TM)

         XOMA scientists discovered that certain peptide sequences derived from BPI displayed potent fungicidal activity. Further research demonstrated that many of these compounds not only killed strains of Candida, the most common fungi to cause systemic illness, but also showed activity against other strains of fungi, including those resistant to the currently available drugs.

         Based on these findings, the Company has initiated a program to develop compounds with a broad spectrum of potent fungicidal activity and a better safety profile than currently-available fungicidals.

E5(R) Monoclonal Antibody Product

         The term sepsis is commonly used to describe a severe systemic inflammatory response by the body's immune system to invasion by bacteria. Sepsis is a secondary condition which results from a variety of serious underlying dis eases, including infections, cancer, trauma, massive blood loss and surgery. Gram-negative sepsis refers to sepsis caused by infection by gram-negative bacteria. Gram-negative bacteria are distinctive because their cell walls contain endotoxin (lipopolysaccharide or LPS), a chemical that can trigger the inflammatory cascade that leads to sepsis. Thus, gram-negative sepsis could be thought of as late-stage infectious endotoxin poisoning.

         XOMA's product for the treatment of gram-negative sepsis, E5(R), is a murine monoclonal antibody that binds and assists the body to clear bacterial endotoxin. XOMA has completed several clinical trials of E5(R), including two randomized, double-blind, placebo-controlled, multi-center Phase III studies involving nearly 1300 patients. In March 1989, XOMA filed a Product License Application ("PLA") for FDA licensure of E5(R). In September 1991, an FDA advisory committee heard E5(R) data presentations but made no recommendations regarding the safety or efficacy of the product. In June 1992, FDA informed XOMA that E5(R) was not approvable without further clinical testing. In June 1993, a third Phase III clinical trial of the E5(R) product began with narrower entry criteria than the previous trials. This trial is being managed and co-funded by Pfizer Inc. ("Pfizer"). In December 1995, an independent Data Safety Monitoring Board ("DSMB") completed a first interim analysis for this trial, found no evidence suggesting safety concerns and concluded that the results met pre determined criteria for continuing the trial. There can be no assurance that the continuing trial will yield data that will result in licensure of E5(R) in the U.S. See "Development and Marketing Arrangements".

         In October 1993, Pfizer Japan submitted an application to regulatory authorities for approval to market E5(R) in Japan for treatment of endotoxemia. As of February 1997, the application is at the "Expert Committee" level. There can be no assurance that such application will be approved. See "Development and Marketing Arrangements".

hu1124 (anti-CD11a) Monoclonal Antibody Product

         In April 1996, XOMA and Genentech entered into an agreement to co-develop Genentech's anti-CD11a humanized monoclonal antibody product. In September 1996, XOMA filed an IND for a Phase I trial in moderate to severe psoriasis patients. In January 1997, XOMA filed an IND for a Phase I trial to prevent rejection in renal transplant patients. Both trials are underway.

Genimune(TM)

         Genimune(TM) is XOMA's humanized immunofusion product that targets T lym phocytes (white blood cells that attack foreign cells) in autoimmune disease therapy. For several years, the Company developed and evaluated several proprietary variants of genetically-engineered proteins and targeted immunofusions ("TIF"). In mid-1993 the Company selected a lead immunofusion compound designated Genimune(TM). In December 1993, XOMA entered into cross-license agreements with Research Development Foundation concerning recombinant DNA-derived gelonin ("r-gelonin"), a plant-derived cytotoxic enzyme used as a TIF component. In the fourth quarter of 1994, XOMA terminated further internal development of Genimune(TM) and is attempting to outlicense the product, but no assurance can be given that it will successfully do so. See "Research and License Agreements".

Additional Product Areas

         XOMA continues to seek opportunities to realize value from products and technologies outside its core research efforts, including immunoconjugates, immunofusions, mammalian and microbial cell expression technologies, osteoinductive proteins for bone repair, and non-cariogenic proteins for low-calorie flavor enhancement. Various licenses and sublicenses have been entered into in these areas. Discussions are ongoing with other entities that have expressed interest in these products and technologies. No assurance can be given that any agreement or agreements will be reached as a result of the ongoing discussions.

         In 1996, XOMA received a $2.2 million payment related to the sale of its T-cell receptor (TCR) technology to Connective Therapeutics, Inc. (CTI). CTI is using the technology in its TCR vaccines for treatment of multiple sclerosis and rheumatoid arthritis. XOMA is also entitled to royalties on future sales of the products.

         In addition, XOMA has granted licenses to eight biotechnology and pharmaceutical companies for use of patented and proprietary technologies relating to a bacterial expression system used to manufacture recombinant pharmaceutical products.

         Thaumatin, a flavor-enhancing protein developed by XOMA, was classified as generally recognized as safe (GRAS) by the Flavor and Extract Manufac turer's Association (FEMA). GRAS designation permits the use of this ingredi ent as a flavor enhancer in food without additional regulatory approval. Thaumatin is the first flavoring ingredient produced through biotechnology to be granted GRAS status. The Company is seeking to outlicense this technology, but no assurance can be given that it will successfully do so.

         Manufacturing

         XOMA is currently producing its Neuprex(TM) and hu1124 products for clini cal trial and other testing needs at its Berkeley manufacturing facility, pur suant to a drug manufacturing license obtained from the State of California. The Company's E5(R) manufacturing facility is also located in Berkeley, California.

         The Company's recombinant manufacturing capability is based on recombinant DNA technology, with production of therapeutic proteins from either mam malian or microbial cells. XOMA has fermentation capacity for up to 2750 liters with associated isolation and purification systems in place. The Company does its own formulation for final sterile filling and finishing and has the capacity to do its own small-scale filling.

         A large-scale purification system for manufacture of E5(R) has been recently re-validated and remains ready for use as required for ongoing Phase III clinical trials. XOMA's cGMP development facility and pilot plant in Santa Monica provides process development and validation support as well as Phase I/II clinical trial production as needed. FDA licensure of XOMA's manufacturing facilities will be required prior to any U.S. commercial use or sale of Neuprex(TM), E5(R), hu1124, or any other product.

         Pfizer currently sterile-fills, packages and distributes E5(R) at one or more Pfizer-owned manufacturing plants. FDA licensure of these facilities and the related processes are required. In the future, Pfizer may carry out some or all of the manufacturing processes for the production of the purified bulk E5(R) intermediate product, supplementing XOMA's current manufacturing capacity.
If so, additional FDA licensure would be required.

         During December 1991 and January 1992, XOMA, CRL and Pfizer facilities were inspected for licensure by the FDA with respect to E5(R) and XOMA believes that there are no major manufacturing issues outstanding. XOMA may need to be reinspected for licensure before E5(R) is approved for sale.

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

         The Company has significant experience in manufacturing monoclonal anti body products. The human hu1124 monoclonal is produced at XOMA's Berkeley facility at a 2750 liter scale which yields significant capacity for a broad range of clinical endeavors.

         Development and Marketing Arrangements

         The Company has developed a strategy of entering into arrangements with established pharmaceutical company partners in order to facilitate and finance the development and marketing of its products. Assuming timely regulatory approval, which cannot be assured, the successful commercialization of XOMA's products will be dependent to a large extent upon the marketing capabilities of its pharmaceutical partners.

Neuprex(TM)

         The Company is seeking one or more strategic alliances with respect to its Neuprex(TM) product. Discussions have taken place with several entities regarding such a product alliance. The Company cannot predict whether or when any such alliance(s) will be consummated.

E5(R) Monoclonal Antibody Product

         In 1987, XOMA and Pfizer entered into agreements relating to a potentially wide range of monoclonal antibody-based products for the treatment of gram-negative sepsis. XOMA believes that Pfizer's sales force and experience in the development and marketing of anti-infective products, which are expected to be used in conjunction with E5(R), make Pfizer a strong partner and will contribute to the effective marketing of E5(R). The agreements provide Pfizer with exclusive rights to E5(R) in exchange for funding of certain clinical and development activities. In 1994, the territory covered by the agreements was redefined to include only the countries of Japan and the United States. Pfizer paid XOMA an initial license fee and has made payments based on development progress. XOMA is reimbursed for manufacturing costs and will re ceive a portion of the gross profits obtained from any sales on a formula basis. Pfizer also has a limited first right to negotiate for future XOMA products, other than BPI-derived products, if they will be used for the treatment, cure or prevention of gram-negative sepsis. The agreements can be canceled with appropriate notice upon reimbursement by Pfizer of certain of XOMA's re search and development expenses. XOMA has granted a security interest to Pfizer in assets related to its E5(R) program to secure performance of XOMA's obligations under the agreements under certain conditions, including bank ruptcy. In 1995, XOMA and Pfizer agreed to modify the funding arrangement of the current E5(R) clinical trial and the payment terms relating to certain pat ent litigation costs (see
Note 6 to the Financial Statements). The Company be lieves that termination of its relationship with Pfizer could have a material adverse effect on its future revenues and prospects.

hu1124 (antiCD11a)

         In April 1996, XOMA and Genentech entered into an agreement whereby XOMA agreed to co-develop Genentech's humanized monoclonal antibody product, originally called anti-CD11a. Under the terms of the agreement Genentech purchased 1.5 million shares of XOMA common stock at $5.90/share and is funding develop ment through Phase II by making a series of convertible subordinated loans. XOMA is manufacturing the product, now called hu1124, for clinical trial use and managing the trials through Phase II. In April 1996, Genentech loaned $5.0 million to fund 1996 development costs, and in December 1996, Genentech loaned an additional $8.5 million to fund 1997 development costs.

Other

         From time to time, the Company reviews development opportunities with other biotechnology companies with a view toward providing process scale-up, regulatory and/or clinical services to them.

Competition

         The biotechnology and pharmaceutical industries are subject to continu ous and substantial technological change. Competition in the areas of recombinant DNA-based and monoclonal antibody-based technologies is intense and ex pected to increase in the future as a number of established biotechnology firms and large chemical and pharmaceutical companies advance in the field. A number of these large pharmaceutical and chemical companies have enhanced their capabilities by entering into arrangements with or acquiring biotechnology companies. Many of these companies have significantly greater financial resources, larger research and development and marketing staffs and larger production facilities than those of XOMA. Moreover, certain of these companies have extensive experience in undertaking preclinical testing and human clinical trials. These factors may enable such companies to develop products and processes competitive with or superior to those of the Company. In addition, a significant amount of research in biotechnology is being carried out in universities and other non-profit research organizations. These entities are be coming increasingly interested in the commercial value of their work and may become more aggressive in seeking patent protection and licensing arrangements. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or uncompetitive.

         Earlier in the 1990s, a number of corporations, including Centocor, Inc., Synergen, Inc. and Chiron, Inc., discontinued development of products designed to treat gram-negative sepsis. These actions may have a material adverse effect on the regulatory review of E5(R), and there can be no assurance that E5(R) will receive regulatory approval or that Pfizer will be able to market E5(R) effectively. The Company believes that research and human testing is being conducted with other products, some of which are designed to treat a broader population of sepsis patients, including patients with gram-positive as well as gram-negative sepsis. E5(R) is intended to treat only patients with severe gram-negative sepsis. There can be no assurance that products currently unknown to the Company will not prove to be more effective than or receive regulatory approval prior to E5(R).

         The Company is aware of an agreement between Genentech and Incyte Pharmaceuticals, Inc. ("Incyte") pursuant to which Incyte claims to hold worldwide rights to all Incyte and Genentech technology related to BPI. In addition, it is possible that another company may be developing one or more products based on BPI, and there can be no assurance that such product(s) will not prove to be more effective than or receive regulatory approval prior to Neuprex(TM).

         Regulatory Process

         XOMA's products are subject to comprehensive preclinical and clinical testing requirements and to approval processes by FDA and similar authorities in other countries. The Company's products are primarily regulated on a product by product basis under the U.S. Food, Drug and Cosmetic Act and Section 351(a) of the Public Health Service Act. Most of the Company's human therapeutic products are or will be classified as biologic products and would be subject to regulation by the FDA Center for Biologics Evaluation and Research (CBER). Approval of a biologic for commercialization requires licensure of the product and the manufacturing facilities.

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

         The initial stage of clinical testing, Phase I, ordinarily encompasses safety, pharmacokinetics and pharmacodynamic evaluations. Phase II testing encompasses investigation in specific disease states designed to provide preliminary efficacy data and additional information on safety. Phase III studies are designed to further establish clinical safety and efficacy and to provide information allowing proper labelling of the product following approval. Phase III studies are most commonly multicenter, randomized, placebo-controlled trials in which rigorous statistical methodology is applied to clinical results. Other designs may also be appropriate in specific circumstances.

         Following completion of clinical trials, a PLA is submitted to FDA to request marketing approval. For biologic products, an internal FDA committee is formed which evaluates the application, including scientific background in formation, animal and in vitro efficacy studies, toxicology, manufacturing and control and clinical data. Concurrently with the filing of the PLA, an establishment license application (ELA) is filed which describes in detail the manufacturing facility, personnel, procedures and equipment used in the manufacture of the product. During the review process, a dialogue between FDA and the applicant is established in which FDA questions on both the PLA and the ELA are raised and additional information is submitted. During the final stages of the approval process, FDA generally requests presentation of clinical or other data before an FDA advisory committee. Also, during the later stages of review, FDA conducts an inspection of the manufacturing facility to establish that the product is made in conformity with good manufacturing practice. If all outstanding issues are satisfactorily resolved and labelling established, FDA issues licenses for the product and for the manufacturing facility, thereby authorizing commercial distribution.

         During 1996, the FDA streamlined the license application process for certain biologic products where a single application can be made without the need for a separate ELA. This subset of products includes most XOMA products under development; the application is referred to as a biologics license application (BLA). There can be no assurance that this streamlined procedure will result in faster approvals since the requirements for testing and manu acturing facilities remain unchanged.

         In March 1989, XOMA filed a PLA for approval of E5(R), a monoclonal anti body product, for the treatment of gram-negative sepsis. FDA responded to the PLA with a request for additional information, including clinical data. XOMA made a further submission and met and corresponded with the FDA on relevant matters. In September 1991, an FDA advisory committee heard E5(R) data presenta tions but made no recommendations regarding the safety or efficacy of the product. In June 1992, FDA informed XOMA that E5(R) was not approvable without further clinical testing. In June 1993, a third Phase III clinical trial of the E5(R) product began with narrower entry criteria than the previous trials. The trial is being managed and co-funded by Pfizer. There can be no assurance that the continuing trial will yield data that will result in licensure of E5(R) in the U.S. See "Product Areas - E5(R) Monoclonal Antibody Product" and Note 1 to the Financial Statements.

         In December 1991 and January 1992 the manufacturing facility for E5(R) was inspected for licensure by FDA. XOMA believes there are no major manufacturing issues outstanding. The license is currently pending but will not be finalized unless and until the relevant product has been approved for sale.

         In December 1992, the Company filed an IND with FDA to begin Phase I human testing of its Neuprex(TM) product and, in March 1993, began the testing. Eighteen randomized, double-blind, placebo-controlled Phase I studies have been completed and three Phase II efficacy studies were initiated in 1995. Two other Phase II studies were initiated in 1996.

         In August 1996, the FDA granted XOMA a Subpart E designation for the Neuprex(TM) product for severe pediatric meningococcemia. Subpart E designation is intended to expedite the development, evaluation and marketing of new thera pies for life-threatening and debilitating illnesses. In October 1996, XOMA started a Phase III pivotal clinical trial to test the drug for this indica tion in multiple medical centers in the United States and Canada. In January 1997, the trial was expanded to include sites in the United Kingdom. See "Product Areas - Neuprex(TM)".

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

         During the period from September 1994 to November 1996, the U.S. Patent and Trademark Office (the "Patent Office") issued twelve patents to the Company related to its BPI-based products. These BPI-related patents include two directed to novel compounds and compositions, one directed to manufacturing methods, one directed to improved formulations, three directed to BPI and LBP assays and five directed to therapeutic uses of BPI protein products, including uses of BPI in conjunction with antibiotics for the treatment of gram-negative and gram-positive bacterial infections. U.S. Patent No. 5,420,019 issued to the Company relates to novel recombinant amino terminal fragments and fragment analogs of BPI and methods for their recombinant production. The Company believes that this patent will provide comprehensive protection for the manufacture, use and sale of its BPI-derived Neuprex(TM) and I-PREX(TM) products in the U.S. The Company has received nine additional Notices of Allowance from the Patent Office and has more than twenty patent applications pending world wide related to its BPI-based products.

         In addition to the twenty-one BPI-related U.S. patents and U.S. Notices of Allowance issued to the Company, the Company is the exclusive licensee of BPI-related patents and applications owned by New York University ("NYU"). These include four issued patents and one U.S. Notice of Allowance, directed to novel BPI-related protein and DNA compositions, as well as their production and uses. U.S. Patent No. 5,198,541 issued to NYU relates to the recombinant production of BPI. The Company believes that this patent has substantial value because it covers certain production methodologies that allow production of commercial-scale quantities of BPI for human use. In addition, the European Patent Office granted to NYU, EP 375724, with claims to N-terminal BPI fragments and their use, alone or in conjunction with antibiotics, for the treatment of complications from bacterial infections.

         Between 1992 and 1996, the Patent Office issued six patents related to BPI to Incyte. Four of these patents originate from one initially-filed application and are directed to endotoxin-associated uses of BPI, one patent is directed to BPI/lipid carrier compositions and one patent relates to uses of BPI with polymannuronic acid. Based on the opinion of its U.S. patent counsel, Marshall, O'Toole, Gerstein, Murray & Borun, the Company believes that it does not infringe any valid claims of any of the Incyte patents. The Company is aware that the European Patent Office granted to Cornell and Rockefeller uni versities EP 272489 related to certain neutrophil-derived antimicrobial pro teins and the Company believes that Incyte may control this patent. The Com pany is aware of an agreement between Genentech and Incyte pursuant to which Incyte claims to hold worldwide rights to all Incyte and Genentech technology related to BPI.

         The Company is the exclusive licensee of U.S. Patent No. 4,918,163 (the "'163 Patent"), issued to The Regents of the University of California in April 1990. The '163 Patent relates to a method of treating gram-negative bacterial infections using certain anti-endotoxin monoclonal antibodies. On the date of issuance, the Company filed suit against Centocor alleging infringement of the '163 Patent. Effective July 28, 1992, the Company, Centocor and all other in terested parties resolved all outstanding litigation and disputes worldwide regarding products, patents and patent applications related to anti-endotoxin monoclonal antibodies by consent judgments which held the '163 Patent valid and infringed by Centocor. Centocor has agreed to pay royalties to XOMA for any United States sales of its monoclonal antibody HA-1A, and the companies have agreed to forego all future litigation and administrative proceedings regarding certain of each other's patents and patent applications related to anti-endotoxin monoclonal antibodies. In March, 1993, Centocor announced the cancellation of the Phase III trial of its HA-1A product.

         During the period from July 1991 to January 1997, the Patent Office is sued three patents and four Notices of Allowance to the Company related to its bacterial expression technology, including claims to recombinant vectors with novel promoter sequences, secretion signal sequences, compositions and methods for expression and secretion of recombinant proteins from bacteria, including immunoglobulin gene products. Numerous foreign patents have been granted which, along with additional pending foreign patent applications, correspond to the patents issued and allowed in the U.S.

         If certain patents issued to others are upheld or if certain patent applications filed by others issue and are upheld, the Company may require certain licenses from others in order to develop and commercialize certain potential products incorporating the Company's technology. There can be no assurance that such licenses, if required, will be available on acceptable terms.

         Research and License Agreements

         XOMA has contracted with a number of academic and institutional collaborators to conduct certain research and development. Under these agreements the Company generally funds either the research and development or evaluation of products, technologies or both, will own or obtain an exclusive license to products or technologies developed, and will pay royalties on sales of products covered by the license. The rates and durations of such royalty payments vary by product and institution, and range generally for periods from five years to indefinite duration. Aggregate expenses of the Company under all of its research agreements totalled $0.3 million, $0.4 million, and $0.4 million in 1996, 1995, and 1994, respectively. The Company has entered into certain license agreements with respect to the following products:

Bactericidal/Permeability Increasing Protein

         In August 1990, XOMA entered into a research collaboration and license agreement with NYU whereby XOMA obtained an exclusive license to patent rights for DNA materials and genetic engineering methods for the production of BPI and fragments thereof. BPI is part of the body's natural defense against gram-negative bacteria and XOMA is exploring the use of its Neuprex(TM) and I-PREX(TM)_ products, based on BPI, for various indications. XOMA has obtained an exclu sive, worldwide license for the development, manufacture, sale and use of BPI products for human therapeutic and diagnostic uses, and it has paid a license fee and will make milestone payments and pay royalties to NYU on the sale of such products. The license becomes fully-paid upon the later of the expiration of the relevant patents or fifteen years after the first commercial sale, sub ject to NYU's right to terminate for certain events of default.

E5(R) Monoclonal Antibody Product

         In September 1986, XOMA obtained from the University of California an exclusive license to several monoclonal antibody cell lines related to virulence factors of gram-negative bacteria. One of these monoclonal antibodies is being used in the Company's E5(R) anti-endotoxin product described herein. The Company has entered into an exclusive, worldwide license agreement for this product which provides for the payment of royalties on sales of products utilizing this antibody. The license becomes fully paid upon the later of the ex piration of relevant patents or ten years after the first commercial sale, subject to the University's right to terminate the license for certain events of default.

Recombinant Technology

         XOMA has obtained licenses under certain Stanford University and University of California patents relating to certain basic processes of recombinant DNA technology. The Stanford agreement provides that the Company will pay an annual fee and both agreements provide for royalties on sales of products should processes used in making those product(s) come under the licensed pat ents.

         Employees

         As of December 31, 1996 XOMA employed 139 full-time employees at its Berkeley and Santa Monica, California facilities. The Company's employees are engaged in clinical, manufacturing, quality assurance and control, research and product development activities, and in executive, finance and administrative positions. The Company considers its employee relations to be excellent.

         The principal executive offices of XOMA are located at 2910 Seventh Street, Berkeley, California 94710 (telephone 510-644-1170).

Item 2.           Properties

         XOMA's principal product development and manufacturing facilities are located in Berkeley, California. The Company leases 98,000 square feet of space in Berkeley including approximately 35,000 square feet of research and development laboratories, 32,000 square feet of production and production support facilities and 16,000 square feet of office space. An additional 15,000 square feet of office space has been subleased to a third party. Separately, a 16,500 square foot production facility in Berkeley is owned by XOMA.

         XOMA also maintains offices, laboratories and a manufacturing facility occupying approximately 15,000 square feet in leased space in Santa Monica, California. An additional 6,000 square foot facility for scale-up of the Neuprex(TM) product was completed in May 1993. The Company also owns an approximately 6,750 square foot parking lot in Santa Monica.

Item 3.           Legal Proceedings

         In the securities class action lawsuit Warshaw, et al. v. XOMA Corporation, et al., the defendants and plaintiffs have reached an agreement on March 14, 1997 to settle all claims for $3.75 million in cash and $2.25 million in XOMA common stock. It is anticipated that all of the cash portion of the of the settlement will be covered by insurance. The Company retains the option, up to fifteen days after the later of the date that the court's approval be comes final or the processing of claims is substantially complete, to pay the stock portion in cash. The settlement is subject to court approval after notice to shareholders.

Item 4.           Submission of Matters to a Vote of Security Holders

         None.

Officers

         The officers of the Company are as follows:

              Name                Age               Title

 John L. Castello                 60     Chairman of the Board, President and
                                            Chief Executive Officer

 Patrick J.Scannon, M.D., Ph.D.   49     Chief Scientific and Medical Officer
                                             and Director

 Clarence L. Dellio               50     Senior Vice President, Operations

 Stephen F. Carroll, Ph.D.        45     Vice President, Preclinical Research

 Peter B. Davis                   50     Vice President, Finance and Chief Fi
                                             nancial Officer

 Marvin J. Garrett                46     Vice President, Clinical and Regula
                                             tory Affairs

 Bernardus Machielse              36     Vice President, Quality Assurance and
                                             Quality Control

 Christopher J. Margolin          50     Vice President, General Counsel and
                                             Secretary

 W. C. McGregor, Ph.D.            55     Vice President, Technical Development
                                             and Santa Monica Operations

      Officers serve at the discretion of the Board of Directors. There is no family relationship among any of the officers or directors.

                                     PART II

Item 5.           Market for Registrant's Common Equity and
                  Relatedated Stockholder Matters

         The Company's Common Stock trades on the Nasdaq National Market under the symbol "XOMA". The following table sets forth the quarterly range of high and low reported sale prices of the Company's Common Stock on the Nasdaq National Market for the periods indicated.

                                                       Price Range
                                                       -----------
                                                High             Low
1995:
First Quarter                                  $3-1/16         $1-1/8
Second Quarter                                  2-7/8           1-9/32
Third Quarter                                   4-1/4           1-11/16
Fourth Quarter                                  4-1/8           1-7/8

1996:
First Quarter                                  $5-3/4          $3-3/8
Second Quarter                                  8-1/8           3-7/8
Third Quarter                                   7-5/8           4-1/16
Fourth Quarter                                  5-7/8           3-1/16

1997:
First Quarter (through                         $7-1/4          $4
  February 28, 1997)

         On February 28, 1997, there were approximately 2,621 record holders of XOMA's Common Stock.

         The Company has not paid dividends on its common stock. The Company currently intends to retain any earnings for use in the development and expansion of its business. The Company, therefore, does not anticipate paying cash dividends on its common stock in the foreseeable future (see Note 4 to the Financial Statements, "CAPITAL STOCK").

Item 6.           Selected Financial Data

         The following table contains selected financial information including income statement and balance sheet data of XOMA for the years 1992 through 1996. The selected financial information has been derived from the audited Financial Statements of XOMA. The selected financial information should be read in conjunction with the Financial Statements and notes thereto set forth beginning on page 21 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 below.


                                                                 Year Ended December 31

                                    --------------------------------------------------------------------------------
                                         1996            1995            1994            1993            1992
                                         ----            ----            ----            ----            ----
                                                       (In thousands, except per share amounts)

Statement of Operations
Data
Total revenues                      $  3,604       $  1,165        $  1,729        $    571        $   5,105
 Total operating
   costs and ex-
   penses(1)                          31,826         27,469          38,460          35,259           53,999
Other income or loss,
     net(2)                             (888)         3,383(2)        2,104           3,381            1,802
                                        ----          -----           -----           -----            -----



                                                                 Year Ended December 31

                                    --------------------------------------------------------------------------------
                                         1996            1995            1994            1993            1992
                                         ----            ----            ----            ----            ----
                                                       (In thousands, except per share amounts)




Net loss                                 $ 29,110)      $(22,472)       $(34,627)       $(31,307)       $(47,092)
                                         ========       ========        ========        ========        ========
Net loss per share                       $  (0.90)      $  (0.95)       $  (1.58)       $  (1.46)       $  (2.20)
                                         ========       ========        ========        ========        ========

Balance Sheet Data
Cash(3)                                  $ 46,660       $ 26,405        $ 39,650        $ 70,246        $ 83,413
Total assets                              57,675          40,878          62,429          94,131         109,269
Long-term debt (4)                        14,248           7,692             120             425           1,054
Accumulated deficit                     (337,195)       (307,905)       (284,847)       (249,439)       (218,132)
Stockholders' equity                      34,748          26,836          43,461          78,397          88,473

--------------------

(1) In 1994, includes $2.5 million related to employee termination benefits associated with a restructuring and in 1992 includes $10.0 million related to an E5(R) inventory write-down, idle capacity and personnel costs associated with an earlier restructuring.

(2) In 1996, includes a non-recurring expense ($2.5 million) relating to Warshaw litigation settlement. Other income in 1995 principally consists of interest income ($1.9 million), gain on write-down of a litigation accrual ($8.5 million), loss on write-down of E5(R) inventory ($4.2 million), and a loss on write-down of certain property ($2.4 million), which is being held for sale.

(3)      Includes cash, cash equivalents, and short-term investments.

(4) Excludes current portion. In 1996, includes $13.5 million aggregate principal amount of convertible subordinated notes due to Genentech in 2005. In 1995 includes $6.5 million aggregate principal amount of convertible debentures due 1998. As of December 31, 1996 all of the convertible debentures had been converted into 2,054,224 shares of Common Stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         XOMA is a biopharmaceutical company engaged in the development of products for the treatment of infections, infectious complications of traumatic injury and surgery, and immunologic disorders. The Company is developing its Neuprex(TM) product for the treatment of gram-negative infections and infectious complications. Other BPI-derived products in development include I-PREX(TM), for treating ophthalmic infections and disorders, and Mycoprex(TM), for treating systemic fungal infections. The Company's monoclonal antibody product, E5(R), is in Phase III clinical testing in the United States as a treatment for gram-negative sepsis and has been submitted for approval in Japan as a treatment for endotoxemia.

         In December 1994, XOMA restructured its operations to reduce costs and focus on the development of its portfolio of advanced products. Under the re structuring, XOMA's work force was reduced at its facilities in Berkeley and Santa Monica, California. Although the restructuring preserved the functions essential to the development of Neuprex(TM) and certain other products derived from BPI, several research programs with longer lead times and a need for substantial funding were curtailed or eliminated.

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

Revenues

         Total revenues were $3.6 million in 1996, compared with $1.2 million in 1995 and $1.7 million in 1994. Revenues for 1996 included $3.0 million for the licensing of intellectual property related to chimeric IgG1 antibodies (anti-
CD20) to Genentech. Revenues in 1995 and 1994 included $0.8 million and $1.4 million, respectively, in partial consideration for the sale of the Company's T-cell receptor ("TCR") technology.

Costs and Expenses

         In 1996, research and development expenses increased by $4.3 million, or 19%, versus 1995. The increase was due to higher spending on clinical trials for Neuprex(TM) and to the initiation of development work on hu1124. For 1995, research and development expenses were $5.2 million less than in 1994, reflecting the restructuring of the Company at the end of 1994.

         General and administrative expenses in 1996 were essentially unchanged at $0.1 million, or 1%, more than in 1995. As a result of the restructuring, 1995 general and administrative expenses were $3.3 million, or 38%, less than 1994.

         Investment income was unchanged for 1996 compared to 1995, as higher cash balances were offset by lower prevailing interest rates. Investment income for 1995 was $0.2 million less than in 1994 due to lower investment balances, partially offset by higher interest yields.

         Other income (expense) also includes a $2.5 million provision for legal fees and settlement costs reflecting an agreement reached on March 14, 1997 with plaintiff's attorneys in a class action law suit (see Note 6 to Financial Statements). The agreement is subject to court approval after notice to share holders.

         1995 income included a one-time gain of $1.9 million related to a modification of the funding arrangement with Pfizer for the current E5(R) clinical trial (see Note 6).

Liquidity and Capital Resources

         Cash, cash equivalents and short-term investments increased by $20.2 million in 1996, to $46.7 million. Financing activities of $43.7 million in cluded an equity investment of $8.8 million, two long-term loans, totaling $13.5 million, to fund development costs of hu1124 from Genentech, and two private placements under Regulation D totaling $21.4 million. Cash used in operations was $22.4 million, and capital expenditures and lease payments totaled $1.6 million.

         The $22.4 million of cash used in operations compared with $24.6 million in 1995. The Company's 1996 net loss of $29.1 million was partially offset by the collection of a $2.2 million receivable related to sale of the Company's TCR technology, the establishment of the $2.5 million provision for the class action litigation and $2.1 million in depreciation expense.

         Capital expenditures for 1996, 1995, and 1994 totaled $1.0 million, $0.3 million and $1.3 million, respectively. Capital expenditures for 1996 included manufacturing equipment for Neuprex(TM) and hu1124. In the near term, the Com pany intends to continue to fund capital expenditures from internal cash re sources supplemented by capital financing where appropriate and available.

         The Company's cash position and resulting investment income are sufficient to finance the Company's currently anticipated needs for operating expenses, working capital, equipment and current research projects for in excess of one year. The Company continues to evaluate strategic alliances, potential partnerships and financing arrangements which would further strengthen its competitive position and provide additional funding. The Company cannot predict whether or when any such alliance(s), partnership(s), or financing(s) will be consummated or whether additional funding will be available when re quired.

         Although operations are influenced by general economic conditions, the Company does not believe that inflation had a material impact on revenues or expenses for the periods presented. The Company believes that it is not dependent on materials or other resources that would be significantly impacted by inflation or changing economic conditions in the foreseeable future.

Item 8.           Financial Statements and Supplementary Data

         The following consolidated financial statements of the registrant, related notes, and report of independent public accountants are set forth begin ning on page 21 of this report.

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

Item 9.           Disagreements on Accounting and Financing Disclosures

         None.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

         The section labeled "Proposal 1 -- Election of Directors" appearing in the Company's proxy statement for the 1997 annual meeting of stockholders is incorporated herein by reference. Information concerning the Company's executive officers is set forth in Part I of this Report on Form 10-K.

Item 11.          Executive Compensation

         The section labeled "Executive Compensation" appearing in the Company's proxy statement for the 1997 annual meeting of stockholders is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The section labeled "Stock Ownership" appearing in the Company's proxy statement for the 1997 annual meeting of stockholders is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions

         The section labeled "Certain Transactions" appearing in the Company's proxy statement for the 1997 annual meeting of stockholders is incorporated herein by reference.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

            (a)      List of documents filed as part of this Report.

                     (1)      Financial Statements:

                              All financial statements of the registrant referred to in Item 8 of this Report on Form 10-K.

                     (2)      Financial Statement Schedules:

                              All financial statements schedules have been omitted since the required information is included in the financial state ments or the notes thereto, or is not applicable or re quired.

                     (3)      Exhibits:

                               See "Index to Exhibits".

            (b)      Reports on Form 8-K.

                     Current Report on Form 8-K filed with the SEC on October 4, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this day of March, 1997.

                                     XOMA CORPORATION


                                     By  /s/ JOHN L. CASTELLO
                                         -------------------------------------
                                             John L. Castello,
                                             Chairman of the Board, President
                                             and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                                  Date
---------                       -----                                  ----

/s/ JOHN L. CASTELLO         Chairman of the Board, President
-------------------------      and Chief Executive Officer
(John L. Castello)             (Principal Executive Officer)

/s/ PATRICK J. SCANNON       Chief Scientific and
-------------------------      Medical Officer and Director
(Patrick J. Scannon)

/s/ PETER B. DAVIS           Vice President, Finance
-------------------------      and Chief Financial Officer
(Peter B. Davis)               (Principal Financial and
                               Accounting Officer)

/s/ JAMES G. ANDRESS         Director
-------------------------
(James G. Andress)

/s/ WILLIAM K. BOWES, JR.    Director
-------------------------
(William K. Bowes, Jr.)

/s/ ARTHUR KORNBERG          Director
-------------------------
(Arthur Kornberg)

/s/ STEVEN C. MENDELL        Director
-------------------------
(Steven C. Mendell)

/s/ W. DENMAN VAN NESS       Director
-------------------------
(W. Denman Van Ness)

                          INDEX TO FINANCIAL STATEMENTS


                                                                     Page
                                                                     ----

Report of Independent Public Accountants...........................   22
Balance Sheets.....................................................   23
Statements of Operations...........................................   24
Statements of Stockholders' Equity.................................   25
Statements of Cash Flows...........................................   26
Notes to Financial Statements......................................   27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To XOMA Corporation:

         We have audited the accompanying balance sheets of XOMA Corporation (a Delaware corporation) as of December 31, 1996 and 1995 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti mates made by management, as well as evaluating the overall financial state ment presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XOMA Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


San Francisco, California                                ARTHUR ANDERSEN LLP
March 17, 1997

                                XOMA CORPORATION

                                 BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS

                                                                           December 31
                                                              ----------------------------------------
                                                                    1996              1995
                                                                    ----              ----
CURRENT ASSETS:
  Cash and cash equivalents                                          $   1,213     $  20,400
  Short-term investments                                                45,447         6,005
  Notes receivable                                                          --         2,205
  Related party receivables                                                253           276
  Interest and other receivables                                           870           384
  Prepaid expenses and other                                               219           210
                                                                     ---------     ---------
    Total current assets                                                48,002        29,480
NON-CURRENT ASSETS:
Property and equipment, net                                              5,098         6,181
  Assets held for sale                                                   4,442         4,442
  Deposits and other                                                       133           775
                                                                     ---------     ---------
                                                                     $  57,675     $  40,878
                                                                     =========    -=========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                                   $   1,778     $   2,120
  Accrued liabilities                                                    6,412         3,684
  Capital lease obligations due in one year                                489           546
                                                                     ---------     ---------
    Total current liabilities                                            8,679         6,350
                                                                     ---------     ---------
NON-CURRENT LIABILITIES:
  Capital lease obligations due after one year                             703         1,192
  Convertible debentures                                                13,545         6,500
                                                                     ---------     ---------
    Total non-current liabilities                                       14,248         7,692
                                                                     ---------     ---------
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:

   Preferred stock, $.05 par value, 1,000,000 shares
       authorized, 0 and 7,807 outstanding                                  --            --
       (liquidation preference $0 and $7,807) at
       December 31, 1996 and 1995, respectively
     Common stock, $.0005 par value, 70,000,000 shares                      20            14
       authorized, 39,609,275 outstanding at December 31,
       1996 and  27,303,186 at December 31, 1995

  Paid-in capital                                                      371,923       334,727
  Accumulated deficit                                                (337,195)      (307,905)
                                                                    ---------      ---------
    Total stockholders' equity                                          34,748        26,836
                                                                     ---------     ---------
                                                                     $  57,675     $  40,878
                                                                     =========    -=========



   The accompanying notes are an integral part of these financial statements.

                                XOMA CORPORATION

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                              Years ended December 31

---------------------------------------------------------------
                                                                       1996                  1995                  1994
                                                                       ----                  ----                  ----

REVENUES:
  Product sales and royalties                                       $    61              $     87               $    202
  Research and development fees
     Collaborative agreements                                           --                   --                      136
     License fees                                                      3,543                1,078                  1,391
                                                                    --------             --------               --------
        Total revenues                                                 3,604                1,165                  1,729
                                                                    --------             --------               --------
OPERATING COSTS AND EXPENSES:
  Cost of sales                                                           --                   --                      3
  Research and development                                            26,371               22,086                 27,284
  General and administrative                                           5,455                5,383                  8,673
  Restructuring charge                                                    --                   --                  2,500
                                                                    --------             --------               --------
     Total operating costs and expenses                               31,826               27,469                 38,460
                                                                    --------             --------               --------
     Loss from operations                                           (28,222)              (26,304)               (36,731)
OTHER INCOME (EXPENSE):
  Investment income                                                    2,011                1,934                  2,169
 Litigation settlement                                                (2,500)                --                     --
  Other income and (expense)                                            (399)               1,898                    (65)
                                                                    --------             --------               --------
      Net loss                                                      $(29,110)            $(22,472)              $(34,627)
                                                                    ========             ========               ========
NET LOSS PER COMMON SHARE                                           $  (0.90)            $  (0.95)              $  (1.58)
                                                                    ========             ========               ========
WEIGHTED AVERAGE COMMON SHARES                                        32,493               23,671                 21,920
                                                                    ========             ========                =======

OUTSTANDING



   The accompanying notes are an integral part of these financial statements.



                                                 XOMA CORPORATION
                                        STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (In thousands)
                                                                                                                   Total
                                                                                   Paid-in       Accumulated    Stockholders'
                                       Common Stock       Preferred Stock          Capital         Deficit         Equity
                                       ------------       ---------------          -------         -------         ------

                                     Shares    Amount     Shares   Amount
                                     ------    ------     ------   ------

BALANCE, DECEMBER 31, 1993          21,470     $ 11        19     $  1         $327,824           $ (249,439)        $78,397
  Contributions to 401(k) and           55       --        --       --              360                   --             360
    management incentive plans
  Amortization of deferred com-         --       --        --       --              240                   --             240
    pensation
  Conversion of preferred stock        649       --        (3)      --               --                   --              --
  Unrealized gain (loss) on in-         --       --        --       --             (128)                  --            (128)
     vestments
  Dividends on preferred stock          --       --        --       --               --                 (781)           (781)
  Net loss                              --       --        --       --               --              (34,627)        (34,627)
                                    ------     ----      ----     ----         --------              -------         -------
BALANCE, DECEMBER 31, 1994          22,174     $ 11        16     $  1         $328,296           $ (284,847)      $  43,461

  Exercise of stock options             25       --        --       --               11                   --              11
  Contributions to 401(k) and          149       --        --       --              434                   --             434
    management incentive plans
  Sale of common stock                 471        1        --       --              717                   --             718
  Amortization of deferred com-         --       --        --       --              214                   --             214
    pensation
  Sale of preferred stock               --       --         5       --            4,143                   --           4,143
  Conversion of preferred stock      4,230        2       (13)      (1)              (1)                  --              --
  Exercise of warrants                   1       --        --       --                7                   --               7
  Unrealized gain (loss) on in-         --       --        --       --              125                   --             125
    vestments
  Dividends on preferred stock         253       --        --       --              781                 (586)            195
  Net loss                              --       --        --       --               --              (22,472)        (22,472)
                                    ------     ----      ----     ----         --------              -------         -------
BALANCE, DECEMBER 31, 1995          27,303     $ 14         8     $ --         $334,727            $(307,905)       $ 26,836

  Exercise of stock options             72       --        --       --              207                   --             207
  Contributions to 401(k) and           90       --        --       --              395                   --             395
    management incentive plans
  Sale of common stock               2,123        1        --       --           10,651                   --          10,652
  Amortization of deferred com-         --       --        --       --               37                   --              37
    pensation
  Sale of preferred stock               --       --         7       --           19,766                   --          19,766
  Conversion of preferred stock      7,914        4       (15)      --               (4)                  --              --
  Conversion of debentures           2,054        1        --       --            5,919                   --           5,920
  Unrealized gain (loss) on in-         --       --        --       --               45                   --              45
    vestments
  Dividends on preferred stock          53       --        --       --              180                 (180)             --
  Net loss                              --       --        --       --               --              (29,110)        (29,110)
                                    ------
BALANCE, DECEMBER 31, 1996          39,609     $ 20        --     $ --         $371,923            $(337,195)      $  34,748
                                    ======     ====      ====     ====         ========           ==========       =========


     The accompanying notes are an integral part of these financial statements.


                                                 XOMA CORPORATION
                                             STATEMENTS OF CASH FLOWS
                                                  (In thousands)

                                                                                     Years ended December 31,

                                                                      ------------------------------------------------------
                                                                             1996               1995              1994
                                                                             ----               ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $(29,110)            $(22,472)         $(34,627)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                        2,131                2,920             3,334
       Inventory reserve                                                       --                4,170                --
       Write-down of assets held for sale                                      --                2,400                --
       Deferred compensation expense                                           37                  214               240
       Loss (gain) on retirement of property and                                2                 (145)               --
         equipment
   Changes in assets and liabilities:
     Decrease (increase) in interest and other                              1,742               (2,009)              274
       receivables
     Decrease (increase) in prepaid expenses                                   (9)                 612               156
     Decrease (increase) in deposits and other                                 --                1,350            (1,350)
       assets
     Increase (decrease) in accounts payable                                 (342)                 705               877
     Increase (decrease) in accrued liabilities                             3,124               (3,921)            2,563
     Increase (decrease) in non-current liabili-                               --               (8,465)               --
       ties                                                              ---------            --------          --------
         Total adjustments                                                  6,685               (2,169)            6,094
                                                                         --------             --------          --------
         Net cash used in operating activities                            (22,425)             (24,641)          (28,533)
                                                                         --------             --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of short-term investments                            89,675               61,835           312,262
   Payments for purchase of short-term invest-                           (129,073)             (31,641)         (301,708)
     ments
   Purchase of property and equipment, net of                              (1,050)                (350)           (1,308)
     proceeds                                                            --------             --------          --------
       Net cash provided by (used in) investing                           (40,448)              29,844             9,246
         activities                                                      --------             --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale and leaseback                                            --                1,800                --
   Principal payments under capital lease obliga-                            (546)                (488)             (627)
     tions
   Proceeds from issuance of debentures                                    13,545                5,858                --
   Proceeds from issuance of common or preferred                           30,687                4,451                --
     stock                                                               --------             --------          --------
       Net cash provided by financing activities                           43,686               11,621              (627)
                                                                         --------             --------          --------
       Net increase (decrease) in cash and cash                           (19,187)              16,824           (19,914)
         equivalents
   Cash and cash equivalents at beginning of year                          20,400                3,576            23,490
                                                                         --------             --------          --------
   Cash and cash equivalents at end of year                              $  1,213             $ 20,400          $  3,576
                                                                         ========             ========          ========



    The accompanying notes are an integral part of these financial statements.

                                XOMA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1.       OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

         XOMA Corporation ("XOMA" or the "Company") is a biopharmaceutical com pany engaged in the development of products for the treatment of infections, infectious complications of traumatic injury and surgery, and immunologic disorders. The Company's products are presently in various stages of development or regulatory review and all are subject to regulatory approval before the Company can commercially introduce any products. There can be no assurance that any of the products under development by the Company will be developed successfully, obtain the requisite regulatory approval or be successfully manufactured or marketed.

         The Company's cash position and resulting investment income are sufficient to finance the Company's currently anticipated needs for operating ex penses, working capital, equipment and current research projects for in excess of one year. The Company continues to evaluate strategic alliances, potential partnerships, and financing arrangements which would further strengthen its competitive position and provide additional funding. The Company cannot predict whether or when any such alliance(s), partnership(s) or financing(s) will be consummated or whether additional funding will be available when required.

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

Restructuring Charges

         In the fourth quarter of 1994, the Company restructured its operations to reduce costs and to accelerate the development of Neuprex(TM) and other BPI-derived products. Other research programs were curtailed or eliminated. The Company recorded a charge to earnings of $2.5 million, primarily from the cost of termination benefits related to the elimination of 75 positions in research and research support functions.

         The activities through December 31, 1996 affecting the restructuring accrual established in the fourth quarter of 1994 are as follows:

                                             In Millions
                                             -----------
Original amount accrued                        $2.5
Charges against the accrual                     2.4
Adjustments to the accrual                      0.1

Net Loss Per Common Share

         Net loss per common share is based on the weighted average number of common shares outstanding. Shares issuable upon exercise of options and warrants are not considered in the computation of net loss per share because the effect of including such shares in the computation would be antidilutive. Shares of Common Stock issuable upon conversion of Preferred Stock and Con-vertible Debentures outstanding at December 31, 1996, 1995 and 1994 are not considered because the shares of Preferred Stock and Convertible Debentures are not Common Stock equivalents.

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

Supplemental Cash Flow Information

         Cash paid for interest during the years ended December 31, 1996, 1995, and 1994 was as follows (in thousands):

                                        1996            1995              1994
                                        ----            ----              ----
Interest                               $ 198           $ 105              $ 119


         In addition, during the years ended December 31, 1996, 1995 and 1994, the Company had the following non-cash financing and investing activities (in thousands):

                                              1996          1995       1994
                                              ----          ----       ----
Stock contribution to the 401(k) and
    management incentive plans
    (Notes 4 and 9)                         $  395         $  434    $  360
Stock issuance cost paid with common
    or preferred stock (Note 4)                 --              8        --
Unrealized loss(gain) on investments           (45)           125       128
Conversion of debentures to common           5,861             --        --
    stock
Interest paid in common stock                   59             --        --
Conversion of preferred stock to com        28,807         12,607     3,160
    mon stock
Dividends paid in common stock                 180            781        --

    Notes Receivable

         The $2.2 million in notes receivable from Connective Therapeutics, Inc. was collected in February of 1996.

Inventories

         Inventories consist primarily of raw materials for manufacture of E5(R) net of a reserve of $11.1 million in 1996 and 1995.

Property and Equipment

         Property and equipment, including equipment under capital leases, are stated at cost. Equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets (five to seven years). Leasehold improvements, buildings, and building improvements are amortized and depreciated using the straight-line method over the shorter of the lease terms or the useful lives (one to seven years).

         Property and equipment consist of the following (in thousands):

                                                           December 31
                                                           -----------
                                                      1996              1995
                                                      ----              ----
Equipment                                            $14,500           $13,916
Leasehold and building improvements                   14,483            14,483
Construction-in-progress                                 208                19
                                                     -------           -------
                                                      29,191            28,418

Less accumulated depreciation and amortization        24,093            22,237
                                                     -------           -------
Property and equipment, net                          $ 5,098           $ 6,181
                                                     =======           =======

Assets held for sale                                 $ 4,442           $ 4,442
                                                     =======           =======

         Land, buildings, equipment and building improvements include a facility originally intended for the production of CD5 Plus(TM) intermediates, which was re-classified as assets held for sale in 1995 and written down to an estimated realizable value of $4.4 million resulting in a charge to Other income and expense of $2.4 million. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the realizable value.

Accrued Liabilities


         Accrued liabilities consist of the following (in thousands):

                                                   December 31
                                                   -----------
                                                1996           1995
                                                ----           ----
Accrued legal costs                           $  661         $  500
Accrued dividends                                586            586
Accrued payroll costs                          1,573          1,492
Restructuring costs                               --            172
Provision for litigation settlement            2,500             --
-------------
Clinical trial costs                             521            593
Other                                            571            341
                                              ------         ------
                                              $6,412         $3,684
                                              ======         ======
Research and Development Fees

         Research and development fees are recognized as revenues as research ac tivities are performed or as development milestones are completed under the terms of research and development agreements. The excess of total research and development expense over revenues recognized under collaborative agreements amounted to $26.4 million, $22.1 million, and $27.1 million for the years 1996, 1995, and 1994, respectively.

2.       CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         On December 31, 1996 and 1995, cash and cash equivalents consisted mostly of money market mutual funds.

         The Company follows a policy of investing only in marketable debt securities and holding them to maturity; however, since the Company has from time to time sold certain securities to meet cash requirements or improve invest ment diversification, the Company's short-term investments have been categorized as available-for-sale.

         The aggregate fair values, amortized cost, gross unrealized holding gain, and gross unrealized holding loss of the major types of debt securities at December 31, 1996 were as follows (in millions):

                                                              Gross Unrealized
                                                                  Holding
                                                                  -------
                            Fair       Amortized
                            Value         Cost            Gain        Loss
                            -----         ----            ----        ----

U.S. Treasury Securities    $35.2        $35.2           $ --         $ --
Corporate Bonds and Other    10.2         10.2             --           --

         The contractual maturities of the Company's debt securities as of December 31, 1996 were as follows (in millions):

Less than 1 year                          $    43.4
From 1 to 2 years                               2.0
More than 2 years                                --

         During the year ended December 31, 1996, gross realized losses on available-for-sale securities were negligible and the net change in the unrealized gain or loss was negligible. Gross realized gains were negligible. Gains and losses are determined on a specific identification basis. As of December 31, 1996, short-term investments includes $0.7 million in certificates of deposit which guarantees a standby letter of credit.

3.       RESEARCH AND DEVELOPMENT AGREEMENTS

         In April 1996, the Company entered into a collaborative agreement with Genentech, Inc. ("Genentech") to jointly develop hull24 (anti-CD11a), for treatment of psoriasis and for organ transplant rejection. In connection therewith, Genentech purchased 1.5 million shares of common stock for approximately $9 million and has agreed to fund the Company's development costs for hull24 until the completion of Phase II clinical trials through a series of convertible subordinated loans. During 1996, Genentech made loans totalling $13.5 million ($5 and $8.5 million respectively for funding 1996 and 1997 clinical trials) to XOMA under this arrangement. Under the terms of the agreement, the Company will scale-up and develop hull24 and bring it through Phase II clinical trials. After completion of Phase II trials, Genentech will determine the product's future development strategy.

         In May 1996, the Company announced the granting of an exclusive license to Genentech, including a sublicense to IDEC Pharmaceuticals Corporation, to intellectual property covering the therapeutic use of chimeric IgG1 antibodies specific to the CD20 antigen on the surface of human B-cells. The Company re-ceived an initial cash payment of $3.0 million and will receive royalties on the sale of products employing the anti-CD20 technology that are sold in the United States and in other countries where the Company holds relevant patents.

         In June 1994, the Company assigned its exclusive worldwide rights in T-cell receptor ("TCR") peptide technology to Connective Therapeutics, Inc. The Company received a promissory note in the amount of $1.4 million and warrants to purchase 450,000 shares of Connective Therapeutics, Inc. stock, and will receive milestone payments and royalties on product sales. In 1995, the Company received an additional note in the amount of $0.8 million pursuant to the terms of the original assignment. The notes were paid in full in February 1996 and the warrants cancelled.

         In June 1987, the Company and Pfizer entered into agreements relating to monoclonal antibody-based products for the treatment of gram-negative sepsis. The agreements provide Pfizer with exclusive rights to E5(R) in exchange for the funding of certain clinical and development activities. In January 1994, the territory covered by the agreements was redefined to include only Japan and the United States. Research and development fees earned under the agreements were negligible over the last three years. The Company is reimbursed for manufacturing costs and will receive a portion of the gross margins obtained from any sales on a formula basis. Pfizer also has a limited first right to negoti ate for future XOMA products (other than BPI-derived products) if they will be used for the treatment, cure or prevention of gram-negative sepsis. The agree ments can be canceled with appropriate notice upon reimbursement by Pfizer of certain of XOMA's research and development expenses. XOMA has granted a security interest to Pfizer in assets related to its E5(R) program to secure per formance of XOMA's obligations under the agreements under certain conditions, including bankruptcy. In the third quarter of 1995, XOMA and Pfizer agreed to modify the funding arrangement of the current E5(R) clinical trial and the pay ment terms relating to certain patent litigation costs (see Note 6, Commitments and Contingencies).

4.       CAPITAL STOCK

Common Stock

         In April 1996, Genentech purchased 1.5 million shares of Common Stock for approximately $5.90 per share in connection with the collaborative agreement to develop jointly Genentech's anti-CD11a monoclonal antibody product, hull24.

         In March 1996, the Company completed a private placement exempt from registration under the Securities Act of 1933 in reliance on Regulation D thereunder, issuing 606,061 shares of Common Stock for net proceeds of $1.9 million.

         In June and July 1995, the Company issued 470,859 shares of common stock in reliance on Regulation S for net proceeds of $0.7 million.

Preferred Stock

         In September 1996, the Company completed a private placement exempt from registration under the Securities Act of 1933 in reliance on Regulation D thereunder, issuing 1,600 shares of its Convertible Preferred Stock, Series F ("Series F Preferred") for proceeds of approximately $15.0 million net of is suance costs. As of December 31, 1996, all of the Series F Preferred, plus accrued dividends, had been converted into 5,269,870 shares of Common Stock.

         In March 1996, the Company completed a private placement exempt from registration under the Securities Act of 1933 in reliance on Regulation D thereunder, issuing 5,000 shares of its Convertible Preferred Stock, Series D ("Series D Preferred") for proceeds of $4.8 million net of issuance costs. As of September 30, 1996, all of the Series D Preferred, plus accrued dividends, had been converted into 1,048,610 shares of Common Stock.

         In August 1995, the Company issued 4,799 shares of its Convertible Pre ferred Stock, Series C ("Series C Preferred") to foreign investors in an of fering exempt from registration under the Securities Act of 1933 in reliance on Regulation S thereunder. The offering yielded proceeds to the Company of $4.1 million net of issuance costs. As of December 31, 1995, all of the Series C Preferred, plus accrued dividends, had been converted into 2,728,190 shares of Common Stock.

         In December 1993, the Company issued 18,775 shares of Senior Convertible Preferred Stock, Series B ("Series B Preferred") to two investors for proceeds of $17.7 million net of issuance costs. Costs of the issue were approximately $1.1 million. An additional 250 shares of Series B Preferred were issued to the placement agent as part of the fee for investment banking services.

         In May of 1994, the placement agent converted all 250 of its shares of preferred stock into 47,595 shares of Common Stock. The amounts payable as dividends at December 31, 1994 were paid with 252,745 shares of common stock in January of 1995. During 1995, 7,808 shares of the Series B Preferred had been converted into 1,501,731 shares of Common Stock. The remaining 7,807 shares were converted into 1,648,115 shares of Common Stock in 1996 prior to the June 1996 dividend date.

         The Company has authorized 650,000 shares of Series A Cumulative Preferred Stock of which none were outstanding at December 31, 1996 and 1995. (See Stockholder Rights Plan, below.)

Debentures

         Under the agreement with Genentech (see Research and Development Agreements above) the Company receives funding for development of hull24 in the form of convertible subordinated notes due 2005 at interest rates of LIBOR plus 1% compounded and reset at the end of June and December each year. Interest is payable at maturity. The Company has received $5.0 million and $8.5 million of these loans, respectively, in April and December of 1996. As of December 31, 1996, $0.3 million in interest had been accrued.

         In November 1995, the Company issued $6.5 million aggregate principal amount of 4% Convertible Subordinated Debentures due in 1998 to foreign investors in an offering exempt from registration under the Securities Act of 1933 in reliance on Regulation S thereunder. The offering yielded net proceeds to the Company of $5.9 million net of issuance costs. During the first quarter of 1996 all of the Debentures, plus accrued interest, were converted into 2,054,224 shares of Common Stock. Unamortized issuance costs of $0.6 million were charged to Paid-in capital in connection with the conversions of the Debentures.

Management Incentive Compensation Plan

         The Board of Directors of the Company established a Management Incentive Compensation Plan effective July 1, 1993 (as amended, the "Incentive Plan"), in which management employees (other than the Chief Executive Officer), as well as certain additional discretionary participants chosen by the Chief Executive Officer, are eligible to participate. Under the Incentive Plan, at the beginning of each fiscal year, the Board of Directors (with advice from the Compensation Committee) establishes a target incentive compensation pool, which is adjusted at year-end to reflect the Company's performance in achiev ing its corporate objectives. After each fiscal year, the Board of Directors makes a determination as to the performance of the Company and Incentive Plan participants in meeting corporate and individual objectives. Awards to Incen tive Plan participants will vary depending upon the achievement of corporate objectives, the size of the incentive compensation pool, the participants' base salaries and the participants' performance during the fiscal year and ex pected ongoing contribution to the Company. The Company must meet a minimum percentage of its corporate objectives (currently 70%) before any awards will be made under the Incentive Plan.

         Awards under the Incentive Plan vest over a three-year period with 50% of each award payable on a date to be determined, expected to be in the first quarter of the following fiscal year, and 25% payable on each of the next two annual distribution dates, so long as the participant continues to participate in the Incentive Plan. The portion payable on the first distribution date is payable 50% in cash and 50% in Common Stock (based on a 10-day average market price). Incentive Plan participants must choose prior to the end of the first year of the three-year period whether the balance is to be paid in cash or Common Stock.

         The amounts accrued under the Incentive Plan were $0.7 million and $0.6 million for the plan years 1996 and 1995 respectively. There was no accrual for 1994.

Stockholder Rights Plan

         In October 1993, the Company's Board of Directors unanimously adopted a Stockholder Rights Plan (the "Rights Plan"). Under the Rights Plan, Preferred Stock Purchase Rights ("Rights") were distributed as a dividend at the rate of one Right for each share of the Company's Common Stock held of record as of the close of business on November 12, 1993. Each Right entitles the registered holder of Common Stock to buy a fraction of a share of the new series of Preferred Stock (the "Series A Preferred Stock") at an exercise price of $30.00, subject to adjustment. The Rights will be exercisable, and will detach from the Common Stock, only if a person or group acquires 20 percent or more of the Common Stock, announces a tender or exchange offer that if consummated will result in a person or group beneficially owning 20 percent or more of the Common Stock, or if the Board of Directors declares a person or group owning 10 percent or more of the outstanding shares of Common Stock to be an Adverse Person (as defined in the Rights Plan). Once exercisable, each Right will en title the holder (other than the acquiring person) to purchase units of Series A Preferred Stock (or, in certain circumstances, common stock of the acquiring person) with a value of twice the Rights exercise price. The Company will gen erally be entitled to redeem the Rights at $.001 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on December 31, 2002.

5.       STOCK OPTIONS AND WARRANTS

         At December 31, 1996, the Company had three stock-based compensation plans, which are described below. The aggregate number of shares of Common Stock that may be issued under these plans is 4,300,000 shares.

Stock Option Plan

         Under the Company's amended 1981 Stock Option Plan (the "Option Plan"), qualified and non-qualified options of the Company's Common Stock may be granted to certain employees and other individuals as determined by the Board of Directors at not less than the fair market value of the stock at the date of grant. Options granted under the Option Plan may be exercised when vested and expire five years and two months to ten years from the date of grant or three months from the date of termination of employment. Options granted gen erally vest over five years. The Option Plan will terminate on November 15, 2001. As of December 31, 1996, options covering 2,721,680 shares of Common Stock were outstanding under the Option Plan.

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

         The Company has granted options with exercise prices at 85% of fair market value on the date of grant. Up to 1,500,000 shares are authorized for is suance under the Restricted Plan. As of December 31, 1996, options covering 429,470 shares of Common Stock were outstanding under the Restricted Plan.

         The Company amortizes deferred compensation, which is the difference be tween the issuance price or exercise price and the fair market value of the shares as determined by the Board of Directors at the date of sale or grant over the period benefitted.

Directors Stock Option Plan

         In 1992, the stockholders approved a Directors Stock Option Plan (the "Directors Plan") which provides for the issuance of options to purchase shares of Common Stock to non-employee directors of the Company at 100% of the fair market value of the stock on the date of the grant. Up to 150,000 shares are authorized for issuance during the term of the Directors Plan. Options vest on the date of grant and have a term of up to ten years. As of December 31, 1996, options for 45,000 shares of Common Stock were outstanding under the Directors Plan.

         The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost related to these plans has been recognized in the financial statements. Had compensation cost for the Company's stock-based compensation plans been based on the fair value at the grant dates for awards under these plans consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31 (in thousands except per share amounts):

                                                   1996             1995
                                                   ----             ----

Net loss                  As reported           $(29,110)        $(22,472)
                               Pro forma        $(30,250)        $(24,167)

Net loss per share        As reported           $  (0.90)        $  (0.95)
                               Pro forma        $  (0.93)        $  (1.02)

         The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years indicated below:

                                           1996              1995
                                           ----              ----

Dividend yield                              0%                0%
Expected volatility                         73%               73%
Risk-free interest rate                    5.2%              7.6%
Expected life                             7 years           6 years
Expected forfeiture rate                    0%                0%

         A summary of the status of the Company's stock option plans as of December 31, 1996, 1995, and 1994, and changes during years ending on those dates is presented below:

                                          1996                            1995                              1994
                                          ----                            ----                              ----

OPTIONS:                       Shares             Price*           Shares**         Price             Shares
Price***
--------                       ------             ------           --------         -----             ------
--------

Outstanding at be-
   ginning of year             2,847,017         $ 4.50         3,000,692           $ 10.33          2,861,854
$4.99-26.50
Granted                                                                                                517,000
2.07-4.38
          (1)                      2,500           4.84            34,000              2.29
          (2)                    499,750           4.97         2,204,605              2.53
          (3)                    145,333           5.00             1,250              2.94
Exercised                        (67,132)          2.68            (5,315)             2.40
Forfeited                             --             --                --                --                 --

  --
Expired/Canceled                (231,318)          6.40        (2,388,215)             9.97           (378,162)
3.72-26.50
                                 -------                        ---------                              -------
Outstanding at end
   of year                     3,196,150           4.50         2,847,017              4.50          3,000,692
2.07-26.50
                               =========                        =========                            =========
Exercisable at end
   of year                     1,816,185                        1,310,938                            1,480,886
2.07-26.50
                               =========                        =========                            =========
Weighted average
fair value of op-
   tions granted
          (1)                                         2.71                             1.92
          (2)                                         3.09                             1.51
          (3)                                         1.59                             0.99


*    Weighted-average exercise price

**   Includes cancellation and granting of 1,820,385 new options

***  Range of exercise prices

(1)  Option price less than market price on date of grant

(2)  Option price equal to market price on date of grant

(3)  Option price greater than market price on date of grant

The Company adjusts for forfeitures as they occur.

The following table summarizes information about stock options outstanding at December 31, 1996:


                                            Options Outstanding                           Options Exercisable
                                            -------------------                           -------------------


          Range of               Number                                                Number
      Exercise Prices         Outstanding           Life*         Price**           Exercisable     Price**
      ---------------         -----------           -----         -------           -----------     -------

         $1.70 -  2.38        351,141               8.1            $2.35            132,253         $ 2.36
          2.55 -  3.81        1,640,269             8.0            2.57             918,151         2.57
          4.06 -  5.94        565,913               7.3            4.70             203,687         4.88
          6.25 -  7.50        446,050               3.1            7.46             372,817         7.50
          9.75 - 13.25        35,812                4.7            10.89             32,312         11.02
         16.36 - 22.75        154,965               3.8            18.68            154,965         18.68



                                            Options Outstanding                           Options Exercisable
                                            -------------------                           -------------------


          Range of               Number                                                Number
      Exercise Prices         Outstanding           Life*         Price**           Exercisable     Price**
      ---------------         -----------           -----         -------           -----------     -------


         26.50 - 26.50            2,000             4.3            26.50              2,000         26.50
         -------------

         $1.70 - 26.50        3,196,150             7.0            $4.50          1,816,185        $ 5.38


*    Weighted-average Remaining Contractual Life

**   Weighted-average Exercise Price

Warrants

         Warrants to purchase 1,810,980 shares of Common Stock issued in conjunction with the issuance of the Series B Preferred Stock in December 1993 expired on December 19, 1995. These warrants were valued at $3.0 million in paid-in capital.

         Warrants with an aggregate value of $3.0 million at the time of issuance were issued during the second quarter of 1993 to conclude the settlement of certain stockholder and derivative litigation brought in 1991. A total of 2,214,633 warrants were issued, and warrants for 2,213,476 shares of Common Stock expired unexercised in June of 1995.

         The Company issued warrants with an aggregate value of $0.8 million to purchase 109,739 shares of Common Stock to the placement agent (and its designees) in the placement of the Series F Preferred, one-half of which expire on March 24, 1998 and the remainder expiring on September 24, 1999, at an exercise price of $7.29 per share.

6.       COMMITMENTS AND CONTINGENCIES

Clinical Trial

         In the third quarter of 1995, the Company and Pfizer reached an agree ment regarding the funding of the current Phase III E5(R) clinical trial and payment terms relating to the $8.5 million of patent litigation costs due to Pfizer. Under this agreement, the Company may, at its option, reduce its mini mum funding commitment ($2.0 million at December 31, 1996) for the remainder of the trial in return for a reduction in future royalties otherwise payable to XOMA by Pfizer on Pfizer's U.S. sales of E5(R). The agreement also provides that XOMA will repay the $8.5 million of patent litigation costs by reducing the future royalties otherwise payable to XOMA by Pfizer on Pfizer's U.S. sales of E5(R). As a result, the $8.5 million was credited to Other Income and Expense in the third quarter of 1995. The maximum royalty reduction in any one year related to these items will be limited to 30% of the royalties otherwise payable on Pfizer's U.S. sales of E5(R), until such time as the amounts owed ($22.4 million at December 31, 1996) are fully paid.

Collaborative Agreements and Royalties

         As of December 31, 1996, the Company has commitments under research agreements with universities and other research institutions that require the Company to fund research in the amount of $0.1 million through July 1997. Re search and development expenses include research agreement expenses of ap proximately $0.3 million, $0.4 million, and $0.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. The Company is also obligated to pay royalties, ranging generally from 1.5% to 5% of the selling price of the licensed component and up to 25% of sublicense fee income, to various uni versities and other research institutions based on future sales or licensing of products that incorporate certain products and technologies developed by those institutions.

Leases

         As of December 31, 1996, the Company leased administrative, research facilities, certain laboratory and office equipment under operating and capital leases expiring on various dates through 2003.

         Future minimum lease commitments are as follows(in thousands):


                                   Capital Lease            Operating Leases
                                   -------------            ----------------
1997                                   $ 623                       $1,840
1998                                     748                        1,645
1999                                      --                          924
2000                                      --                          571
2001                                      --                          571
Thereafter                                --                          999
                                        ----                       ------
Net minimum lease payments             1,371                       $6,550
                                                                   ======
Less--Amount representing interest
     expense                             179
Present value of net minimum
    less payments                      1,192
Less--Current maturities                 489
                                       -----
Long-term capital lease
     obligations                       $ 703
                                       =====

         Total rental expense was approximately $2.0 million, $2.3 million, and $2.3 million for the years ended December 31, 1996, 1995, and 1994, respectively.

Legal Proceedings

         In the securities class action lawsuit Warshaw, et al. v. XOMA Corporation, et al., the defendants and plaintiffs have reached an agreement to settle all claims for $3.75 million in cash and $2.25 million in XOMA common stock. It is anticipated that all of the cash portion of the of the settlement will be covered by insurance. The Company retains the option, up to fifteen days after the later of the date that the court's approval becomes final or the processing of claims is substantially complete, to pay the stock portion in cash. The settlement is subject to court approval after notice to share holders.

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

         The Company insures and indemnifies its directors and officers against actions brought against them as a result of their management of the Company's operations. There can be no assurance that adequate directors and officers in surance coverage will be available or be available at acceptable costs or that a claim against the directors and officers would not materially adversely affect the business or financial condition of the Company.

7.       INCOME TAXES

         The significant components of net deferred tax assets and liabilities as of December 31, are as follows (in $ millions):

                                                 1996                 1995
                                                 ----                 ----
Property and equipment                         $  2.3               $  1.4
Purchased technology                              5.7                  6.3
Capitalized R&D expense                          50.8                 40.1
Accrued liabilities and other                     1.4                  1.3
Net operating loss carryforwards                 66.8                 66.1
R&D and other credit carryforwards               13.0                 11.7
Valuation allowance                            (140.0)              (126.9)
                                               ------               ------
Total deferred tax asset                       $   --               $   --
                                               ======               ======

         The net change in the valuation allowance was a $13.1 million and a $6.0 million increase for the years ended December 31, 1996 and 1995, respectively.

         XOMA's accumulated federal and state tax net operating losses ("NOLs") and credits as of December 31, 1996 are as follows:

                                   Amounts              Expiration
                                (in millions)             Dates
                                -------------             -----
Federal
     NOLs                          $199.5                1997-2012
     Credits                          9.7                1997-2012

     State
     NOLs                            37.6                1997-2002
     Credits                          3.3                2002-2012

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

9.       DEFERRED SAVINGS PLAN

         Under section 401(k) of the Internal Revenue Code of 1986, the Board of Directors adopted, effective June 1, 1987, a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 14% of their total salary, up to a maximum for 1996 of $9,500. The Company may, at its sole discretion, make contributions each plan year, in cash or in shares of the Company's Common Stock in amounts which match up to 50% of the salary deferred by the participants. The expense of these contributions was $243,000, $326,000, and $431,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

                                INDEX TO EXHIBITS


Exhibit
Number
-------

3.1      Restated Certificate of Incorporation, as amended.(12)

3.1A     Certificate of Amendment of Restated Certificate of Incorporation.(19)

3.2      Amended and Restated Bylaws.(12)

3.3 Stockholder Rights Agreement dated October 27, 1993 between the Company and First Interstate Bank of California, as Rights Agent.(13)

3.4 Certificate of Designation of Preferences and Rights of Convertible Preferred Stock, Series C of the Company.(18)

3.5 Certificate of Designations of Non-Voting Cumulative Convertible Preferred Stock, Series D.(20)

3.6      Certificate of Designations of Convertible Preferred Stock, Series
         E.(19)

3.6A Amended Certificate of Designation of Convertible Preferred Stock, Series E.(20)

3.7 Certificate of Designations of Non-Voting Cumulative Convertible Preferred Stock, Series F.(19)

3.8      Form of Common Stock Purchase Warrant.(19)

4.1 Form of 4% Convertible Subordinated Debenture due November 30, 1998 and form of 4% Convertible Subordinated Debenture due November 30, 1998, Series A.(18)

10.1     Form of Stock Option Agreement for 1981 Stock Option Plan.(15)

10.2     Form of Stock Option Agreement for Restricted Stock Plan.(15)

10.3 Warrant Agreement dated as of October 11, 1985 between the Company and Equitec Leasing Company.(1)


10.4     [Omitted]

10.5 License Agreement dated October 26, 1984 between the Company and Carlton Medical Products Limited.(1)

10.6 License Agreement dated February 3, 1986 between the Company and the Kallestad Laboratories Division of Erbamont, Inc. (with certain confidential information deleted.)(1)

10.7     Restricted Stock Plan as amended and restated and further amended.(7)

10.8     Restricted Stock Purchase Agreement.(2)

10.9 License Agreement dated September 3, 1986 between the Company and the R gents of the University of California (with certain confidential information deleted).(2)

10.10 Research, Development and Option Agreement, License Agree ment, Supply Agreement, and Security Agreement all dated as of June 9, 1987 between the Company and Pfizer, Inc. (with certain confidential information deleted).(3)

10.11 Manufacturing Agreement dated as of January 1, 1991 between the Company and Pfizer, Inc.(9)

10.12 Lease of premises at 890 Heinz Street, Berkeley, California dated as of July 22, 1987.(4)

10.13 Lease of premises at Building E at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of April 21, 1988.410.14 Lease of premises at Building C at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of August 26, 1987.(4)

10.15 Letter of Agreement regarding CPI adjustment dates for leases of premises at Buildings C, E and F at Aquatic Park Center, Berkeley, California dated as of July 22, 1987.(4)

10.16    Form of indemnification agreement for officers.(9)

10.17    Form of indemnification agreement for employee directors.(9)

10.18    Form of indemnification agreement for non-employee directors.(9)

10.19 XOMA Corporation 1981 Stock Option Plan as amended and re stated and further amended.(7)

10.20 Lease of premises at 2910 Seventh Street, Berkeley, Cali fornia dated March 25, 1992.(15)

10.21 Master Equipment Lease Agreement between Equitable Life Leasing Corporation and the Company.(6)

10.22 Supply Agreement effective February 27, 1989 between the Company and Charles River Biotechnical Services, Inc. (with certain confidential information deleted).(6)

10.23 Amendment Agreement dated as of October 17, 1991 between the Company and Charles River Laboratories, Inc. (with certain confidential information deleted).(9)

10.24 License Agreement dated as of August 31, 1988 between the Company and Sanofi (with certain confidential information deleted).5

10.25    1985 Non-Qualified Stock Option Plan and form of Stock Option
         Agreement.(8)

10.26 Lease dated June 22, 1992, between the Company and Richard B. Gomez, Josephine L. Gomez, TTEE-U/A/D, 10,31-90, FBO Gomez Family Trust.(15)

10.27 Lease dated October 2, 1992, between the Company and Vir ginia Merritt, asTrustee of the Bowman Merritt and Virginia Merritt Trust.(15)

10.28    [Omitted]

10.29    [Omitted]

10.30 Research and License Agreement dated August 6, 1990 between the Company and New York University (with certain confidential information deleted).(9)

10.31 First Amendment to Agreement dated November 6, 1992 between the Company and New York University (with certain confidential information deleted).(15)

10.32    [Omitted]

10.33 License Agreement dated June 11, 1991 between the Company and Sterling Drug Inc. (with certain confidential information deleted).(9)

10.34    Employment Agreement dated April 29, 1992 between the Company and John
         L. Castello.(15)

10.35    [Omitted]

10.36    [Omitted]

10.37 Settlement Agreement for Litigation with Centocor dated July 28, 1992 (with certain confidential information deleted).(11)

10.38 Securities Purchase Agreement dated November 19, 1993 among the Company, Ortelius and GDK.(14)

10.39 Subscription Agreement dated November 21, 1993 between the Company and Shipley Raidy Capitol Corporation.16

10.40 Letter Agreement dated July 14, 1993 between the Company and Pfizer, Inc. (with certain confidential information deleted).(16)

10.41 Cross License Agreement dated December 15, 1993 between Research Development Foundation and the Company (with certain confidential information deleted).(16)

10.42 Cross License Agreement dated December 15, 1993 between the Company and Research Development Foundation (with certain confidential information deleted).(16)

10.43    Management Incentive Compensation Plan.(16)

10.44 Employment Agreement dated March 29, 1993 between the Company and Patrick J. Scannon, M.D., Ph.D.(16)

10.45 [Omitted]10.46 Technology Acquisition Agreement dated June 3, 1994 between Connective Therapeutics, Inc. and the Company (with certain confidential information deleted).(17)

10.47    Employment Agreement dated April 1, 1994 between the Company and Peter
         B. Davis.(17)

10.48 Letter Agreement dated November 7, 1995 between the Company and Pfizer, Inc. (with certain confidential information de leted).(18)

10.49 Amendment No. 1 to License Agreement dated March 23, 1995 between the Company and Burroughs Wellcome Co. (with certain confidential information deleted).(18)

10.50 Form of Offshore Subscription Agreement relating to the Company's Convertble Preferred Stock, Series C.1810.51 Form of Offshore Securities Subscription Agreement relating to the Company's 4% Convertible Subordinated Debentures due 1998.(18)

10.52 Form of Letter Agreement relating to the Company's 4% Con vertible Subordinated Debentures due November 30, 1998, Series A.(18)

10.53 Collaboration Agreement, dated as of April 22, 1996, be tween XOMA Corporation and Genentech, Inc. (with certain confidential information omitted, which omitted informa tion is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission).(19)

10.54 Common Stock and Convertible Note Purchase Agreement, dated as of April 22, 1996, between XOMA Corporation and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission).(19)

10.55 Convertible Subordinated Note Agreement, dated as of April 22, 1996, between XOMA Corporation and Genentech, Inc. (with certain confidential information omited, which omit ted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission).(19)

10.55A Amendment to Convertible Subordinated Note Agreement, dated as of June 13, 1996, between XOMA Corporation and Genen tech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission).(19)

10.56 Form of Preferred Stock Subscription Agreement, datedas of September 20, 1996, by and between XOMA Corporation and the purchasers of Series F Preferred Stock.(19)

10.57 Form of Registration Rights Agreement, dated as of September 24, 1996, by and between XOMA Corporation and the pur chasers of Series F Preferred Stock.(19)

23.1     Consent of Independent Public Accountants.

27.1     Financial Data Schedule.

_________________________

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

10   [Omitted]

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

13 Incorporated by reference to the Company's Current Report on Form 8-K dated October 27, 1993.

14 Incorporated by reference to the Company's Current Report on Form 8-K dated December 21, 1993.

15 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 0-14710).

16 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-14710).

17 Incorporated by reference to the Company's Annual Reporton Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-14710).

18 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-14710).

19 Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-07263).

20 Incorporated by reference to the Company's Registration Statement on Form S-3 (File 333-02493).