Form 10-Q
period 1997-03-31
XOMA CORP /DE/
filed 1997-05-01
CIK 791908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)


|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For Quarterly Period Ended March 31, 1997;

                                         or

|_|    Transition Report Pursuant to Section 13 or 15(d)
       of the Securities Exchange Act of 1934
       For Transition Period from             to
                                  -----------    ---------

                           Commission File No. 0-14710

                                XOMA CORPORATION
-------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


               Delaware                               94-2756657
-------------------------------------------------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


                     2910 Seventh Street, Berkeley, CA 94710
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (510) 644-1170
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
-------------------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES   X                NO  __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common stock, par value $.0005                        39,635,387
----------------------------------------      ---------------------------------
                 Class                          Outstanding at March 31, 1997

                                XOMA CORPORATION

                                Table of Contents

                                                                            Page

Part I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Condensed Balance Sheets as of
         March 31, 1997 and December 31, 1996..........................       1

         Condensed Statements of Operations for the
         Three Months Ended March 31, 1997 and 1996....................       2

         Condensed Statements of Cash Flows for the
         Three Months Ended March 31, 1997 and 1996....................       3

         Notes to Condensed Financial Statements.......................       4

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................       6

Part II  OTHER INFORMATION

Item 1   Legal Proceedings.............................................       8

Items 2 through 6 are either inapplicable or nonexistent and therefore are omitted from this report

Signatures.............................................................       9

                                XOMA CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                                          March 31                 December 31
                                                                            1997                       1996
                                                                         (Unaudited)               (Unaudited)
                                                                         -----------               -----------

Assets:
      Cash and cash equivalents                                         $       5,188             $        1,213
      Short-term investments                                                   34,097                     45,447
      Notes, interest and other receivables                                       806                      1,123
      Other current assets                                                        347                        219
                                                                        -------------             --------------
              Total current assets                                             40,438                     48,002

      Property and equipment                                                   29,348                     29,191
      Accumulated depreciation                                                (24,581)                   (24,093)
      Assets held for sale                                                      4,442                      4,442
      Other assets                                                                133                        133
                                                                        -------------             --------------

                                                                        $      49,780             $       57,675
                                                                        =============             ==============


Liabilities and Stockholders' Equity:
      Accounts payable                                                  $       1,295             $        1,778
      Other current liabilities                                                 7,103                      6,901
                                                                        -------------             --------------
              Total current liabilities                                         8,398                      8,679

Non-current Liabilities:
      Convertible notes, principal and interest                                14,037                     13,545
      Other non-current liabilities                                               570                        703
                                                                        -------------             --------------

              Total non-current liabilities                                    14,607                     14,248

      Stockholders' equity                                                     26,775                     34,748
                                                                        -------------             --------------

                                                                        $      49,780             $       57,675
                                                                        =============             ==============




See accompanying notes to financial statements.

                                XOMA CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands except per share data)


                                                                               Three Months Ended
                                                                                    March 31
                                                                         1997                      1996
                                                                         ----                      ----


Revenues:
       License and other revenue                                     $        657                $          --
       Product sales                                                           17                           17
                                                                     ------------                -------------
                                                                              674                           17
                                                                     ------------                -------------

Expenses:
       Research and development                                             7,470                        5,985
       General and administrative                                           1,578                        1,264
                                                                     ------------                -------------
                                                                            9,048                        7,249
                                                                     ------------                -------------

Loss From Operations                                                       (8,374)                      (7,232)

Other Income (Expense):
       Investment income                                                      592                          377
       Other income (expense)                                                (232)                        (142)
                                                                     ------------                -------------

Net Loss                                                             $     (8,014)               $      (6,997)
                                                                     =============               ==============

Net Loss Per Common Share                                            $      (0.20)               $       (0.25)


Weighted average common shares outstanding                                 39,619                       28,202




See accompanying notes to financial statements.

                                XOMA CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)



                                                                                                   Three Months Ended
                                                                                                        March 31
                                                                                              1997                     1996
                                                                                              ----                     ----


CASH FLOWS FROM OPERATING ACTIVITIES:
               Net cash provided by (used in) operating activities                        $      (7,140)           $     (3,987)
                                                                                          -------------            ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
               Proceeds from sale of short-term investments                                      46,699                    3,098
               Payments for purchase of short-term investments                                  (35,434)                    (13)
               Capital expenditures                                                                (160)                   (115)
                                                                                          -------------            -------------

               Net cash provided by (used in)
               investing activities                                                              11,105                    2,970
                                                                                          -------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
               Capital lease principal payments                                                    (116)                   (221)
               Proceeds from issuance of common and preferred stock                                 126                    6,775
                                                                                          -------------            -------------


               Net cash provided by (used in) financing activities                                   10                    6,554
                                                                                          -------------            -------------

               Net increase (decrease) in cash and cash equivalents                               3,975                    5,537
               Cash and cash equivalents at beginning of period                                   1,213                   20,400
                                                                                          -------------            -------------

               Cash and cash equivalents at end of period                                 $       5,188            $      25,937
                                                                                          =============            =============




See accompanying notes to financial statements.

                                XOMA CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



1.        Basis of Presentation

     The interim information contained herein is unaudited but, in management's opinion, includes all normal recurring adjustments which are necessary for a fair presentation of results for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1996.


2.        Litigation Accrual

     In the securities class action lawsuit Warshaw, et al. v. XOMA Corporation, et al., the defendants and plaintiffs reached an agreement on March 14, 1997 to settle all claims for $3.75 million in cash and $2.25 million in XOMA common stock. It is anticipated that all of the cash portion of the settlement will be covered by insurance. The Company retains the option, up to fifteen days after the later of the date that the court's approval becomes final or processing of claims is substantially complete, to pay the stock portion in cash. The settlement is subject to court approval after notice to stockholders. In the fourth quarter of 1996, the Company recorded a provision of $2.5 million for the settlement and estimated 1997 legal expenses not covered by insurance.

     The activities through March 31, 1997 affecting the litigation accrual established in the fourth quarter of 1996 are as follows:

                                                          In Millions
                                                          -----------

Original amount accrued                                      $2.5
Charges against the accrual                                   0.1
Adjustments to the accrual                                    0.0

3.        Supplemental Cash Flow Information

     The Company contributed $0.1 million to the Company's bonus programs using 19,191 shares of common stock.


4.        Subsequent Event

     On April 24, 1997, XOMA and Pfizer decided to discontinue the U.S. clinical trial of the E5(R) monoclonal antibody product as a treatment for gram negative sepsis. The financial impact of this decision is to reduce cash requirements (approximately $300,000 in 1996) and eliminate a contingent liability for legal and clinical trial costs to be repaid from future royalties on U.S. sales of E5(R) ($22.4 million as of December 31, 1996).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

     Revenues in the first three months of 1997 were $0.7 million, primarily related to licensing income. Revenues in the first three months of 1996 were negligible.

     Research and development expenditures for the first three months of 1997 were $1.5 million (25%) higher than for the same period in 1996, reflecting increased spending on clinical testing of Neuprex(TM) in multiple indications and development costs for HU1124.

     For the first three months of 1997, general and administrative expenses were $0.3 million (25%) higher compared with the same period in 1996, reflecting higher salaries, recruiting and other administrative costs.

     Investment income was higher in the first three months of 1997 compared to 1996 due to higher interest rates and a higher average investment balance. Other expenses in 1997 included interest on the Company's Convertible Notes and in 1996 included interest on the Company's 4% Convertible Subordinated Debentures.

Liquidity and Capital Resources:

     The Company's cash, cash equivalents and short-term investments totaled $39.3 million as of March 31, 1997 compared with $46.7 million as of December 31, 1996. Of the $7.4 million net cash outflow during the quarter, $7.3 million was the result of current operations. Cash increased by $2.5 million in the comparable 1996 period as financing proceeds of $6.5 million were only partially offset by cash used in operations. The Company's cash, cash equivalents and short-term investments will continue to decrease while the Company pursues U.S. Food and Drug Administration licensure or until the Company secures additional sources of funds.

     Capital expenditures totaled $0.2 million and $0.1 million for the three months ended March 31, 1997 and 1996 respectively.

     The Company's cash position and resulting investment income are sufficient to finance the Company's currently anticipated levels of spending for more than one year. The Company continues to evaluate a variety of arrangements which would further strengthen its competitive position and provide additional funding, but cannot predict whether any such agreement will be consummated or whether additional funding will be available when required.

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

PART II - OTHER INFORMATION



Item 1 Legal Proceedings.

       In the securities class action lawsuit Warshaw, et al. v. XOMA Corporation, et al., the defendants and plaintiffs reached an agreement on March 14, 1997 to settle all claims for $3.75 million in cash and $2.25 million in XOMA common stock. It is anticipated that all of the cash portion of the settlement will be covered by insurance. The Company retains the option, up to fifteen days after the later of the date that the court's approval becomes final or processing of claims is substantially complete, to pay the stock portion in cash. The settlement is subject to court approval after notice to stockholders.

Item 2 Change in Securities. None

Item 3 Defaults Upon Senior Securities. None

Item 4 Submission of Matters to a Vote of Security Holders. None

Item 5 Other Information. None

Item 6 Exhibits and Reports on Form 8-K.

               (a) Exhibit 27.1. Financial Data Schedule

               (b) None

                                XOMA CORPORATION




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               XOMA CORPORATION



Date:  April 30, 1997          By:      /s/ JOHN L. CASTELLO
                                        --------------------
                                        Chairman of the Board,
                                        President and Chief Executive Officer






Date:  April 30, 1997          By:      /s/ PETER B. DAVIS
                                        ------------------
                                        Vice President, Finance and
                                        Chief Financial Officer and Treasurer