Form 10-Q
period 1997-06-30
XOMA CORP /DE/
filed 1997-08-14
CIK 791908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(mark one)
            [X]     Quarterly Report Pursuant to Section 13
                    or 15(d) of the Securities Exchange Act of 1934 For Quarterly Period Ended June 30, 1997

                            or

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

                                 (510) 644-1170
              (Registrant's telephone number, including area code)

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

                             Yes X       No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock $.0005 par value                           39,686,968
-----------------------------                 --------------------------
              Class                          Outstanding at June 30, 1997

                                XOMA CORPORATION

                                TABLE OF CONTENTS


                                                                          Page

PART I  FINANCIAL INFORMATION

        Item 1  Financial Statements

                Condensed Balance Sheets as of
                June 30, 1997 and December 31, 1996 .........................1

                Condensed Statements of Operations
                for the Three and Six Months Ended
                June 30, 1997 and 1996 ......................................2

                Condensed Statements of
                Cash Flows for the Six Months Ended
                June 30, 1997 and 1996.......................................3

                Notes to Condensed
                Financial Statements ........................................4

        Item 2  Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations ..................................................5

PART II OTHER INFORMATION

        Item 1 Legal Proceedings.............................................7

        Items 2, 3 and 5 are either inapplicable or nonexistent and therefore are omitted from this report

        Item 4 Submission of Matters to a Vote of Security Holders...........7

        Item 6 Exhibits and Reports on Form 8-K..............................8

Signatures...................................................................9

                                XOMA CORPORATION

                            CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                    June 30       December 31
                                                     1997            1996
                                                  (Unaudited)     (Unaudited)
                                                  -----------     -----------
Assets:
       Cash and Cash Equivalents                $        183   $       1,213
       Short-term Investments                         31,228          45,447
       Interest and Other Receivables                    883           1,123
       Other Current Assets                              314             219
                                                ------------   -------------
              Total Current Assets                    32,608          48,002
                                                ------------   -------------

       Property and Equipment                         29,610          29,191
       Accumulated Depreciation                      (24,926)        (24,093)
       Assets Held for Sale                            4,442           4,442
       Other Assets                                      133             133
                                                ------------   -------------

                                                $     41,867   $      57,675
                                                ============   =============


Liabilities and Stockholders' Equity:
       Accounts Payable                         $      1,176   $       1,778
       Other Current Liabilities                       7,593           6,901
                                                ------------   -------------
              Total Current Liabilities                8,769           8,679
                                                ------------   -------------

       Convertible Notes                              14,273          13,545
       Other Non-current Liabilities                     432             703
                                                ------------   -------------
              Total Non-current Liabilities           14,705          14,248
                                                ------------   -------------

       Stockholders' Equity                           18,393          34,748
                                                ------------   -------------

                                                $     41,867   $      57,675
                                                ============   =============

See accompanying notes to financial statements.

                                XOMA CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands except per share data)


                                                 Three Months Ended                      Six Months Ended
                                                       June 30                                June 30
                                               1997               1996                1997               1996
                                               ----               ----                ----               ----

Revenues:
     License Fees                        $          281     $         3,005     $          938      $        3,005
     Product Sales and Royalties                                                            29                  30
                                                     12                  13
                                                      -
                                         -----------------  -----------------   ------------------  ----------------
                                                                                           967               3,035
                                                    293                3,018
                                         -----------------  -----------------   ------------------  ----------------

Expenses:
     Research and Development                     7,776               6,625             15,246              12,610
     General and Administrative                   1,449               1,756              3,027               3,020
                                         -----------------  -----------------   ------------------  ----------------
                                                  9,225               8,381             18,273              15,630
                                         -----------------  -----------------   ------------------  ----------------

Loss from Operations                             (8,932)             (5,363)           (17,306)            (12,595)

Other Income (Expense):
     Investment Income                              530                 529              1,122                 906
     Interest Expense and Other                    (263)               (153)              (495)               (295)
                                         -----------------  -----------------   ------------------  ----------------
Net Loss                                 $        (8,665)   $        (4,987)    $      (16,679)     $      (11,984)
                                         =================  =================   ==================  ================

Net Loss per Share                       $         (0.22)   $         (0.16)    $        (0.42)     $        (0.40)

Weighted Average Common
Shares Outstanding                                39,672             31,438             39,645              29,808



  See accompanying notes to financial statements.


                                XOMA CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                                      Six Months Ended
                                                                                          June 30
                                                                                1997                    1996
                                                                                ----                    ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash provided by (used in) operating activities                           $(14,432)      $        (8,360)
                                                                         --------------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of Short-term Investments                                    68,111                13,226
     Payments for purchase of Short-term Investments                                (53,930)              (38,157)
     Capital expenditures                                                              (600)                 (460)
                                                                         --------------------     -----------------

         Net cash provided by (used in) investing activities                         13,581               (25,391)
                                                                         --------------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of Convertible Debt                                          --                   5,000
     Proceeds from issuance of Common Stock, net                                         58                  10,798
     Proceeds from issuance of Preferred Stock, net                                      --                   4,850
     Capital Lease principal payments                                                  (237)                   (325)
                                                                         --------------------     -----------------

         Net cash provided by (used in) financing activities                           (179)                 20,323
                                                                         --------------------     -----------------

     Net increase (decrease) in Cash and Cash Equivalents                            (1,030)                (13,428)
     Cash and Cash Equivalents at beginning of period                                 1,213                  20,400
                                                                         --------------------     -----------------

     Cash and Cash Equivalents at end of period                          $              183       $           6,972
                                                                         ====================     =================


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

2. Litigation Settlement

     The activities during 1997 affecting the litigation accrual established during the fourth quarter of 1996 are as follows:

                                                       In Millions
        Original amount accrued                           $ 2.5
        Charges against the accrual                         0.1
        Adjustments to the accrual                           --


3. Supplemental Cash Flow Information

     The Company contributed $0.3 million to the Company's deferred savings plan and bonus programs by issuing 56,772 shares of common stock.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

Revenues in the first six months and the second quarter of 1997 were $1.0 million and $0.3 million, respectively, primarily related to licensing income. Revenues in the first six months and the second quarter of 1996 consisted primarily of a $3.0 million license fee from Genentech for intellectual property covering chimeric IgG1 antibodies directed to the CD20 antigen on the surface of human B-cells and used by IDEC in its Rituxan product.

Research and development expenses in the first six months of 1997 were $2.6 million (21%) higher than for the same period in 1996, reflecting increased spending on clinical testing of Neuprex(TM) in multiple indications and increased hu1124 development costs. The increase was $1.1 million (18%) for the second quarter of 1997 compared to 1996. The Company anticipates R&D expenditures to continue at similar or somewhat higher levels throughout the rest of 1997, as patient accruals in these clinical efficacy trials accelerate further.

For the first six months of 1997, general and administrative expenses were unchanged compared with the same period in 1996. General and administrative expenses were slightly lower in the second quarter of 1997 compared to the 1996 period.

Investment income was slightly higher in the first six months of 1997 compared to 1996 due to higher interest rates and a higher average investment balance. Other expense in the first six months of 1997 included interest on the convertible note payable to Genentech on which interest accrues at six-months LIBOR plus 1%. Other expense in the first six months of 1996 included interest on the Company's 4% Convertible Subordinated Debentures and the convertible note payable to Genentech .

Liquidity and Capital Resources:

The Company's cash, cash equivalents and short-term investments totaled $31.4 million as of June 30, 1997 compared with $46.7 million as of December 31, 1996. Of the $15.3 million net cash outflow during the first six months of 1997, $14.4 million was related to current operations, $0.6 million was related to capital expenditures, and $0.2 million was related to financing activities. Cash consumption was $8.4 million from operations and $0.5 million from capital expenditures in the comparable 1996 period. In 1996, cash inflow from operations included $3.0 million related to licensing IgG1 technology to Genentech and also payment of $2.2 million from Connective Therapeutics, Inc. (recently renamed Connetics Corporation) related to the previous sale of the Company's TCR technology. The Company's cash, cash equivalents and short-term investments are expected to continue to decrease while the Company pursues U.S. Food and Drug Administration licensure except to the extent the Company secures additional sources of funds.

The Company has been able to control its operating cash consumption by carefully monitoring its costs. As a result, its cash position and resulting investment income are sufficient to finance the Company's currently anticipated levels of spending for at least one year. The Company continues to evaluate a variety of arrangements which would further strengthen its competitive position and provide additional funding, but cannot predict when or whether any such arrangement or additional funding will be secured.

Forward Looking Statements:

Certain statements contained herein that are not related to historical facts may constitute "forward looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on the Company's current beliefs as to the outcome and timing of future events, and actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. The forward looking statements involve risks and uncertainties including, but not limited to, risks and uncertainties related to regulatory approvals, product efficacy and development, the Company's financing needs and opportunities, scale-up and marketing capabilities, intellectual property protection, competition, stock price volatility and other risk factors referred to herein and in other of the Company's Securities and Exchange Commission filings.

PART II - OTHER INFORMATION


Item 1  Legal Proceedings.

     In the securities class action lawsuit Warshaw, et al. v. XOMA Corporation, et al., the United States District Court for the Northern District of California preliminarily approved the previously disclosed settlement agreement by order dated June 4, 1997, filed June 5, 1997, and the related fairness hearing is currently scheduled for September 5, 1997.

Item 2  Changes in Securities.  None.

Item 3  Defaults Upon Senior Securities.  None.

Item 4  Submission of Matters to a Vote of Security Holders.

     On June 5, 1997, the Company held its annual meeting of stockholders. The following persons (the only nominees) were elected as the Company's directors, having received the indicated votes:

                               Votes                Votes              Broker
Name                            For                Withheld           Non-votes
----                           ----                                  ---------
James G. Andress            33,039,768              562,376               0
William K. Bowes, Jr.       33,048,604              553,540               0
John L. Castello            33,040,206              561,938               0
Arthur Kornberg             33,027,286              574,858               0
Steven C. Mendell           33,057,243              544,901               0
Patrick J. Scannon          33,054,906              547,238               0
W. Denman Van Ness          33,053,127              549,017               0

     In addition, the restatement and amendment of the Company's 1981 Stock Option Plan and Restricted Stock Plan to (A) place an upper limit of 1,000,000 on the number of shares of the Company's Common Stock for which options or stock appreciation rights may be granted to any participant under the 1981 Stock Option Plan during any calendar year and (B) place an upper limit of 1,000,000 on the number of shares of the Company's Common Stock for which options or stock appreciation rights may be granted to any participant under the Restricted Stock Plan during any calendar year was approved, having received 31,000,898 votes for, 1,457,198 votes against, no votes withheld, 470,800 abstentions and 673,248 broker non-votes.

The appointment of Arthur Andersen LLP to act as the Company's independent public accountants for the 1997 fiscal year was ratified, having received 33,194,290 votes for, 277,445 votes against, no votes withheld, 130,409 abstentions and no broker non-votes.

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



                                XOMA CORPORATION



Date:  August 14, 1997           By:     /s/ JOHN L. CASTELLO
                                          --------------------
                                          John L. Castello
                                          Chairman of the Board, President and
                                          Chief Executive Officer






Date:  August 14, 1997           By:     /s/ PETER B. DAVIS
                                          ------------------
                                          Peter B. Davis
                                          Vice President, Finance and
                                          Chief Financial Officer