Form 10-Q
period 1997-09-30
XOMA CORP /DE/
filed 1997-11-05
CIK 791908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
   (mark one)
               [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                    For Quarterly Period Ended September 30, 1997

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

                                Yes  X     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock $.0005 par value                     39,703,615
-----------------------------           ---------------------------------
           Class                        Outstanding at September 30, 1997

                                XOMA CORPORATION

                                TABLE OF CONTENTS


                                                                            Page

PART I  FINANCIAL INFORMATION

        Item 1  Financial Statements

                Condensed Balance Sheets as of
                September 30, 1997 and December 31, 1996 ....................1

                Condensed Statements of Operations
                for the Three and Nine Months Ended
                September 30, 1997 and 1996 .................................2

                Condensed Statements of
                Cash Flows for the Nine Months Ended
                September 30, 1997 and 1996..................................3

                Notes to Condensed
                Financial Statements ........................................4

        Item 2  Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations ..................................................5

PART II OTHER INFORMATION

        Item 1  Legal Proceedings............................................7

        Items 2, 3 and 5 are either inapplicable or nonexistent and therefore are omitted from this report

        Item 4  Submission of Matters to a Vote of Security Holders..........7

        Item 6  Exhibits and Reports on Form 8-K.............................7

Signatures...................................................................8

                                XOMA CORPORATION,

                            CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                   September 30    December 31
                                                       1997           1996
                                                    (Unaudited)    (Unaudited)
                                                    -----------    -----------
Assets:
       Cash and Cash Equivalents                  $    9,636       $    1,213
       Short-term Investments                         26,215           45,447
       Interest and Other Receivables                    691            1,123
       Other Current Assets                              276              219
                                                  ----------       ----------
              Total Current Assets                    36,818           48,002
                                                  ----------       ----------

       Property and Equipment                         30,283           29,191
       Accumulated Depreciation                      (25,370)         (24,093)
       Assets Held for Sale                            4,442            4,442
       Other Assets                                      133              133
                                                  ----------       ----------

                                                  $   46,306       $   57,675
                                                  ==========       ==========


Liabilities and Stockholders' Equity:
       Accounts Payable                           $    2,080       $    1,778
       Other Current Liabilities                       7,280            6,901
                                                  ----------       ----------
              Total Current Liabilities                9,360            8,679
                                                  ----------       ----------

       Convertible Notes                              14,525           13,545
       Other Non-current Liabilities                      --              703
                                                  ----------       ----------
              Total Non-current Liabilities           14,525           14,248
                                                  ----------       ----------

       Stockholders' Equity                           22,421           34,748
                                                  ----------       ----------

                                                  $   46,306       $   57,675
                                                  ==========       ==========

See accompanying notes to financial statements.

                                XOMA CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands except per share data)


                                     Three Months Ended     Nine Months Ended
                                        September 30          September 30
                                      1997       1996        1997      1996
                                      ----       ----        ----      ----
Revenues:
     License Fees                   $     39    $   528    $    977   $  3,533
     Product Sales and Royalties          15         16          44         46
      Contract R&D                        71         --          71         --
                                    --------    -------    --------   --------
                                         125        544       1,092      3,579
                                    --------    -------    --------   --------
Expenses:
     Research and Development          7,114      7,189      22,360     19,799
     General and Administrative        1,364      1,212       4,391      4,232
                                    --------    -------    --------   --------
                                    $  8,478      8,401      26,751     24,031
                                    --------    -------    --------   --------

Loss from Operations                $ (8,353)    (7,857)    (25,659)   (20,452)

Other Income (Expense):
     Investment Income                   496        505       1,618      1,411
     Interest Expense and Other         (284)      (105)       (779)      (400)
                                    --------    -------    --------   --------
Net Loss                            $ (8,141)   $(7,457)   $(24,820)  $(19,441)
                                    ========    =======    ========   ========

Net Loss per Share                  $  (0.21)   $ (0.22)   $  (0.63)  $  (0.62)

Weighted Average Common
Shares Outstanding                    39,695     34,183      39,662     31,275



  See accompanying notes to financial statements.

                                XOMA CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                         Nine Months Ended
                                                           September 30
                                                       1997           1996
                                                       ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in)
    operating activities                           $  (21,321)      $  (14,637)
                                                   ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of
    Short-term Investments                             85,700           24,854
  Payments for purchase of
    Short-term Investments                            (66,504)         (63,912)
  Capital expenditures                                 (1,321)            (778)
                                                   ----------       ----------

    Net cash provided by (used in)
      investing activities                             17,875          (39,836)
                                                   ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Convertible Debt               --            5,000
  Proceeds from issuance of Common Stock, net              --           10,939
  Proceeds from issuance of Preferred Stock, net       12,225           19,766
  Capital Lease principal payments                       (356)            (433)
                                                   ----------       ----------

    Net cash provided by (used in)
      financing activities                             11,869           35,272
                                                   ----------       ----------

  Net increase (decrease) in Cash
    and Cash Equivalents                                8,423          (19,201)
  Cash and Cash Equivalents at
    beginning of period                                 1,213           20,400
                                                   ----------       ----------

  Cash and Cash Equivalents
    at end of period                               $    9,636       $    1,199
                                                   ==========       ==========


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

2.     Litigation Settlement

     The activities during 1997 affecting the litigation accrual established during the fourth quarter of 1996 are as follows:

                                                         In Millions
                                                         -----------
        Original amount accrued                            $ 2.5
        Charges against the accrual                          0.1
        Adjustments to the accrual                            --


3.   Supplemental Cash Flow Information

     The Company contributed $0.3 million to the Company's deferred savings plan and bonus programs by issuing 56,772 shares of common stock.

4.   Financing

     On August 14, 1997, XOMA concluded a private placement of $12.5 million of convertible preferred stock. The same investors have also committed to provide additional financing in the form of up to $12.5 million of convertible preferred stock at XOMA's option, subject to certain conditions. The principal investors include Southbrook International Investments, Ltd; HBK Investments, LP; and an affiliate of Credit Suisse First Boston.

     The conversion price of the convertible preferred stock is based on the price of XOMA common stock at the time of conversion. Initially there is no discount on the conversion price, but a discount of 2% will be added for each month the preferred stock is held, up to a maximum discount of 12%. No conversions were permitted below a price of $7.80 for the first 60 days after issuance. The maximum conversion price for the first six months is $9.10. There are certain restrictions on the volume of sales of underlying common stock by the investors. The investors also received three-year warrants to purchase up to a total of 432,000 shares at a price of $10.00 per share. The additional $12.5 million funding commitment also provides for limits on conversion price and trading, and additional warrants, all based on the market price of XOMA common stock at the time such funding is provided.

5.   New Accounting Standard

     In 1997, the Company will report its net loss per share based upon the recently issued Statement of Financial Accounting Standards No. 128 (SFAS No.
128), "Earnings per Share." The pro forma effect of this accounting change had no effect on primary or fully diluted earnings per share as reported for the nine months ended September 30, 1997 and 1996.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

     Revenues in the first nine months and the third quarter of 1997 were $1.1 million and $0.1 million, respectively, primarily related to licensing income. Revenues in the first nine months and the third quarter of 1996 were $3.5 million and $0.5 million, respectively. The nine month 1996 revenues consisted primarily of a $3.6 million license fee from Genentech for intellectual property covering chimeric IgG1 antibodies directed to the CD20 antigen on the surface of human B-cells and used by IDEC in its Rituxan product. The third quarter 1996 revenues resulted primarily from the termination of a license agreement related to XOMA's ING-1 antibody technology.

Total operating expenses increased by 11.3 % to $26.8 million in the first nine months of 1997, compared with the 1996 period. The increase was due primarily to increased spending on clionical trials testing the Company's Neuprex(TM) and hu1124 products. Operating expenses for the third quarter 1997 were $8.5 million, up by 0.9% from the 1996 third quarter.

Investment income was slightly higher in the first nine months of 1997 compared to 1996 due to higher interest rates and a higher average investment balance. Interest expense in the first nine months of 1997 included interest on the convertible note payable to Genentech on which interest accrues at six-months LIBOR plus 1%. Interest expense in the 1996 period included interest on the Company's 4% Convertible Subordinated Debentures and the convertible note payable to Genentech .

Liquidity and Capital Resources:

The Company's cash, cash equivalents and short-term investments totaled $35.9 million as of September 30, 1997 compared with $46.7 million as of December 31, 1996. Of the $10.8 million net cash outflow during the first nine months of 1997, $21.3 million was related to current operations and $1.3 million was related to capital expenditures. There was a net inflow of $11.8 million related to financing activities in the period, consisting of $12.2 million net proceeds from a private financing, partially offset by $0.4 million in capital lease principal payments. Cash consumption in the comparable 1996 period was $14.6 million from operations and $0.8 million from capital expenditures. In 1996, cash flow from operations included receipts of $3.0 million related to licensing IgG1 technology to Genentech and $2.2 million from Connective Therapeutics, Inc. (recently renamed Connetics Corporation) related to the previous sale of the Company's TCR technology. There was a net inflow of $35.3 million from financing activities in the first nine months of 1996. The Company's cash, cash equivalents and short-term investments are expected to continue to decrease while the Company pursues U.S. Food and Drug Administration licensure except to the extent the Company secures additional funding.

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

PART II - OTHER INFORMATION


Item 1  Legal Proceedings.

        In the securities class action lawsuit Warshaw et al. v. XOMA Corporation, et al., the United States District Court for the Northern District of California approved the previously disclosed settlement agreement by order entered September 8, 1997. The claims administration process is on-going.

Item 2  Changes in Securities.  None.

Item 3  Defaults Upon Senior Securities.  None.

Item 4  Submission of Matters to a Vote of Security Holders. None.

Item 5  Other Information.  None.

Item 6  Exhibits and Reports on Form 8-K.

             (a) Exhibit 27.1.  Financial Data Schedule.
             (b) Current Report on Form 8-K dated August 18, 1997,
                 with exhibits. Item 5.

                                XOMA CORPORATION




                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                XOMA CORPORATION



Date:  November  4, 1997        By:      /s/ JOHN L. CASTELLO
                                         --------------------
                                         John L. Castello
                                         Chairman of the Board, President and
                                         Chief Executive Officer






Date:  November   4, 1997        By:     /s/ PETER B. DAVIS
                                         ------------------
                                         Peter B. Davis
                                         Vice President, Finance and
                                         Chief Financial Officer