Form 10-K
period 1997-12-31
XOMA CORP /DE/
filed 1998-03-19
CIK 791908

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

For the fiscal year ended
December 31, 1997                                Commission File No. 0-14710

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant, as of February 28, 1998: $200,005,539.

     Number of shares of Common Stock outstanding as of February 28, 1998:
40,524,221.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the Company's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                     PART I


Item 1.        Business

     General

     XOMA Corporation ("XOMA" or the "Company") is a biopharmaceutical company developing products to treat infections, infectious complications of traumatic injury and surgery, and immunologic and inflammatory disorders. The Company's current product development programs include:

     Neuprex(TM) (rBPI21), a modified recombinantly-derived fragment of human bactericidal/permeability-increasing protein ("BPI") and XOMA's lead BPI-derived product, which is currently in Phase III efficacy clinical trials in two indications and in earlier-stage clinical trials in three additional indications.

     I-PREX(TM), a proprietary topical formulation of rBPI21 for the treatment of ophthalmic disorders, which is undergoing preclinical testing as a treatment for corneal injuries, including ulcerations and transplants.

     Mycoprex(TM), a fungicidal peptide compound derived from BPI that is currently in preclinical product development.

     hu1124 (anti-CD11a), a humanized monoclonal antibody product being developed in collaboration with Genentech, Inc. ("Genentech"), which originally discovered the antibody and characterized it as anti-CD11a. The hu1124 product is in Phase II clinical trials for psoriasis. Other indications are under review.

     In April 1997, XOMA and Pfizer Inc. ("Pfizer") decided to discontinue the U.S. clinical trial of the Company's E5(R) monoclonal antibody product as a treatment for gram-negative sepsis. In June 1997, the Company announced that Pfizer had decided to end its marketing arrangement for E5(R).

     Product Areas

     The following describes XOMA's more significant therapeutic product development and clinical activities:

The BPI Product Platform

     The Company's current programs are primarily focused on developing novel therapeutic products from bactericidal/permeability-increasing protein ("BPI"). BPI is a naturally-occurring human host-defense protein found in white blood cells (neutrophils). BPI kills certain bacteria. It also binds to and neutralizes endotoxins, molecular components of the cell walls of gram-negative bacteria that can trigger severe complications in infected patients. Furthermore, BPI inhibits angiogenesis (growth of new blood vessels) by binding to and neutralizing heparin, a natural protein involved in blood vessel formation. Angiogenesis is an essential component of inflammation and solid tumor growth.

     BPI was discovered in 1978 by Peter Elsbach, M.D., Professor of Medicine, and Jerrold Weiss, Ph.D., Professor of Microbiology, both at New York University School of Medicine. XOMA has collaborated with NYU since 1991 to extend and apply BPI-related research to the commercial development of pharmaceutical products. Since March 1993, the U.S. Patent and Trademark Office ("Patent Office") has issued four patents and a Notice of Allowance relating to BPI to NYU, and the Company is the exclusive licensee of these patents and the Notice of Allowance. See "Patents and Trade Secrets". XOMA has an agreement with New York University ("NYU") relating to its rBPI products. See "Research and License Agreements".

     XOMA has adopted the BPI molecule as a platform for developing multiple pharmaceutical products. In 1991 XOMA scientists developed a modified recombinant fragment of the BPI molecule, called rBPI21, which is potent and stable and can be manufactured at commercially viable yields. This modified fragment is the basis for the Company's Neuprex(TM) and I-PREX(TM) products. In 1994 XOMA scientists discovered three functional domains in the BPI molecule with pharmacologically-desirable activities. Based on this discovery, XOMA is developing peptides from these domains into additional therapeutic products, including the Mycoprex(TM) antifungal peptide product.

Neuprex(TM)

     In December 1992, XOMA submitted an investigational new drug application ("IND") to the U.S. Food and Drug Administration ("FDA") to begin Phase I human testing of Neuprex(TM). In March 1993, the Company began Phase I human safety and pharmocokinetic testing under the IND. Beginning in 1995, the Company initiated five clinical efficacy studies evaluating Neuprex(TM) as a treatment for primary infections and major complications of infectious diseases, traumatic injury and surgery. These indications are:

     Severe pediatric meningococcemia: a deadly bacterial infection that usually afflicts children. In August 1996, FDA's Center for Biologics Evaluation and Research ("CBER") granted XOMA a Subpart E designation for Neuprex(TM) for the treatment of severe pediatric meningococcemia following favorable results in an open label Phase I/ II pilot study. This designation is intended to expedite the development of treatments for life-threatening illnesses. The Company subsequently began a Phase III pivotal trial for the indication in October 1996 in the United States and Canada. In the first quarter of 1997, XOMA added a trial site in the United Kingdom to increase patient accrual. The company enrolled additional U.K. sites in late 1997 and early 1998.

     Hemorrhage due to trauma: accidents or injuries that cause acute blood loss may trigger serious complications in up to 40% of patients who survive the initial trauma and surgery. These patients may be infected by bacteria and their endotoxins translocated from the gastrointestinal tract into the bloodstream. A placebo-controlled, double-blinded Phase II study in 401 patients began in June 1995 and was completed in October 1996. A follow-on single-blinded Phase II pharmacokinetics study explored alternative dosing regimens in 169 patients. Based on data from the Phase II studies, XOMA initiated in the fourth quarter of 1997 a Phase III pivotal trial, designed to enroll 1650 patients in 40 centers, testing Neuprex(TM) to prevent serious pulmonary complications in trauma patients.

     Partial hepatectomy: surgical removal of part of the liver, usually to remove an isolated tumor temporarily impairs liver function. Since the liver normally clears bacteria and their endotoxins, these patients are at risk for infectious complications. The double-blinded, placebo-controlled Phase II study in 35 patients began in mid-1995 and was concluded at the end of 1997. Review and analysis of results is in progress.

     Severe intra-abdominal infections: in 1996, the Company began a Phase I/II open-label dose-ranging study testing Neuprex(TM) with conventional antibiotics to treat patients with serious abdominal infections that required surgery.

     Cystic fibrosis (CF): in the third quarter of 1997, XOMA initiated a program to test Neuprex(TM) in CF patients whose genetic disorder predisposes them to recurring bacterial lung infections (exacerbations). Over repeated antibiotic treatments, the infecting bacteria often become resistant to antibiotic treatment. A natural history study in the second half of 1997 tested rBPI21, alone and in combina-tion with antibiotics, against bacterial cultures collected from CF patients. A Phase I safety and pharmacokinetics study began in the fourth quarter of 1997.

     There can be no assurance that any of the continuing trials will yield data that will result in licensure of Neuprex(TM) in the U.S.

I-PREX(TM)

     XOMA has developed a proprietary topical formulation of rBPI21 for the treatment of ophthalmic infections. Although standard antibiotics fight bacterial infections, they do not inhibit the growth of new blood vessels in the cornea that may be associated with these infections. This neovascularization can lead to scarring and permanently impaired vision. In preclinical testing, the I-PREX(TM) product has shown both anti-ineffective and anti-angiogenic (inhibition of blood vessel growth) properties in the treatment of corneal injury and associated infection. The use of I-PREX(TM) to treat corneal injuries, including ulcers and other corneal diseases, could eliminate the need for current anti-inflammatory therapies, such as corticosteroids, which have undesirable side effects.

Mycoprex(TM)

     XOMA scientists discovered that certain peptide sequences derived from BPI display potent fungicidal activity. Further research demonstrated that many of these compounds not only kill strains of Candida, the most common fungi to cause systemic illness, but also show activity against other strains of fungi, including those resistant to the currently available drugs. Based on these findings, the Company is conducting a program to develop compounds with a broad spectrum of fungicidal activity and a better safety profile than currently-available fungicidals.

LBP Assay

     In the first quarter of 1997, the Company granted to BioSite Diagnostics Incorporated of San Diego, California an exclusive U.S. license to make, use and sell certain non-automated, point-of-care diagnostic and prognostic products for measuring Lipopolysaccharide Binding Protein ("LBP") to detect bacterial endotoxin exposure in patients with endotoxemia or sepsis. A non-exclusive license was granted to SRL, Inc., a Japanese company, to make, use and sell certain automated diagnostic and prognostic products for centralized laboratory use in Japan.

hu1124 (anti-CD11a) Monoclonal Antibody Product

     In April 1996, XOMA and Genentech entered into an agreement to co-develop Genentech's anti-CD11a humanized monoclonal antibody product (hu1124). In late 1996, the Company started a Phase I trial in moderate to severe psoriasis patients. In the second quarter of 1997, in response to findings that hu1124 was active at smaller doses, XOMA started additional Phase I studies at lower doses. XOMA announced a Phase II efficacy study in Canadian psoriasis patients in February 1998. Other indications are under review by XOMA and Genentech.

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

     In 1996, XOMA received a $2.2 million payment related to the sale of its T-cell receptor ("TCR") technology to Connective Therapeutics, Inc., now called Connetics Corporation ("Connetics"). Connetics is using the technology in its TCR vaccines in development for treatment of multiple sclerosis (MS) and rheumatoid arthritis. XOMA is entitled to royalties on future sales of these products. In December 1997, Connetics successfully completed a Phase I/II study of their MS TCR vaccine.

     In 1996, XOMA also received a $3.0 million payment for an exclusive license to Genentech, including a sublicense to IDEC Pharmaceuticals Corporation ("IDEC"), to intellectual property covering the use of chimeric IgG1 antibodies specific to the CD20 antigen on the surface of human B-cells. XOMA was entitled to royalties on the sale of products employing the anti-CD20 technology that are sold in the United States and in other countries where XOMA held relevant patents. In December 1997, XOMA assigned these anti-CD20 antibody patents and royalty rights to Pharmaceutical Partners, LLC for $17.0 million.

     XOMA has granted licenses to a number of biotechnology and pharmaceutical companies for use of patented and proprietary technologies relating to a bacterial expression system used to manufacture recombinant pharmaceutical products. Licensees include: Affymax Research Institute, Cantab Pharmaceuticals Research Ltd, Eli Lilly and Company, Enzon, Inc., the Hoechst Group, ICOS Corporation, Invitrogen Corporation, Pasteur Merieux Serums & Vaccins, and The Pharmacia & Upjohn Group.

     Genimune(TM) is XOMA's humanized immunofusion product that targets T lymphocytes (white blood cells that attack foreign cells) in autoimmune disease therapy. For several years, the Company developed and evaluated several proprietary variants of genetically-engineered proteins and targeted immunofusions ("TIF"). In mid-1993 the Company selected a lead immunofusion compound designated Genimune(TM). In December 1993, XOMA entered into cross-license agreements with Research Development Foundation concerning recombinant DNA-derived gelonin ("r-gelonin"), a plant-derived cytotoxic enzyme used as a TIF component. In the fourth quarter of 1994, XOMA terminated further internal development of Genimune(TM) and is attempting to outlicense the product, but no assurance can be given that it will successfully do so.

     Thaumatin, a flavor-enhancing protein developed by XOMA, was classified as generally recognized as safe ("GRAS") by the Flavor and Extract Manufacturer's Association ("FEMA"). GRAS designation permits the use of this ingredient as a flavor enhancer in food without additional regulatory approval. Thaumatin is the first flavoring ingredient produced through biotechnology to be granted GRAS status. The Company is seeking to outlicense this technology, but no assurance can be given that it will successfully do so.

     Manufacturing

     XOMA is currently producing its Neuprex(TM) and hu1124 products for clinical trial and other testing needs at its Berkeley manufacturing facility, pursuant to a drug manufacturing license obtained from the State of California.

     The Company's manufacturing capability is based on recombinant DNA technology, with production of therapeutic proteins from either mammalian or microbial cells. XOMA has fermentation capacity for up to 5500 liters with associated isolation and purification systems in place. The Company does its own formulation for final sterile filling and finishing and has the capacity to do its own small-scale filling.

     Development and Marketing Arrangements

     The Company has developed a strategy of entering into arrangements with established pharmaceutical company partners in order to facilitate and finance the development and marketing of its products. Assuming timely regulatory approval, which cannot be assured, the successful commercialization of XOMA's products will be dependent to a large extent upon the marketing capabilities of any pharmaceutical partners.

Neuprex(TM)

     The Company is seeking one or more strategic alliances with respect to its Neuprex(TM) product. Discussions have taken place with several entities regarding such a product alliance. The Company cannot predict whether or when any such alliance(s) will be consummated.

hu1124 (antiCD11a)

     In April 1996, XOMA and Genentech entered into an agreement whereby XOMA agreed to co-develop Genentech's humanized monoclonal antibody product, originally called anti-CD11a. Under the terms of the agreement Genentech purchased 1.5 million shares of XOMA common stock at $5.90/share and is funding development through Phase II by making a series of convertible subordinated loans. XOMA is manufacturing the product, now called hu1124, for clinical trial use and managing clinical trials through Phase II. In April and December 1996 respectively, Genentech loaned $5.0 million and $8.5 million to fund 1996 and 1997 development costs. In December 1997, Genentech loaned an additional $10.0 million to fund 1998 development costs.

E5(R) Monoclonal Antibody Product

     In 1987, XOMA and Pfizer entered into agreements relating to a potentially wide range of monoclonal antibody-based products for the treatment of gram-negative sepsis. Pfizer paid XOMA an initial license fee and made payments based on development progress. In June 1997, the Company announced that Pfizer had decided to end its development and marketing agreements with XOMA. See "Regulatory Process".

Other

     From time to time, the Company reviews development opportunities with other biotechnology companies with a view toward providing process scale-up, regulatory and/or clinical services to them.

     Competition

     The biotechnology and pharmaceutical industries are subject to continuous and substantial technological change. Competition in the areas of recombinant DNA-based and monoclonal antibody-based technologies is intense and expected to increase as established biotechnology firms and large chemical and pharmaceutical companies advance in the field. A number of these large pharmaceutical and chemical companies have enhanced their capabilities by entering into arrangements with or acquiring biotechnology companies or entering into business combinations with other large pharmaceutical companies. Many of these companies have significantly greater financial resources, larger research and development and marketing staffs and larger production facilities than those of XOMA. Moreover, certain of these companies have extensive experience in undertaking preclinical testing and human clinical trials. These factors may enable other companies to develop products and processes competitive with or superior to those of the Company. In addition, a significant amount of research in biotechnology is being carried out in universities and other non-profit research organizations. These entities are becoming increasingly interested in the commercial value of their work and may become more aggressive in seeking patent protection and licensing arrangements. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or uncompetitive.

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

     Regulatory Process

     XOMA's products are subject to comprehensive preclinical and clinical testing requirements and to approval processes by FDA and similar authorities in other countries. The Company's products are primarily regulated on a product-by-product basis under the U.S. Food, Drug and Cosmetic Act and Section 351(a) of the Public Health Service Act. Most of the Company's human therapeutic products are or will be classified as biologic products and would be subject to regulation by CBER. Approval of a biologic for commercialization requires licensure of the product and the manufacturing facilities.

     The FDA regulatory process is carried out in several phases. Prior to beginning clinical testing of a proposed new biologic product, an IND is filed with FDA. This document contains scientific information on the proposed product, including results of testing of the product in animal and in vitro or laboratory models. Also included is information on manufacture of the product and studies on toxicity in animals, and a clinical protocol outlining the initial investigation in humans.

     The initial stage of clinical testing, Phase I, ordinarily encompasses safety, pharmacokinetics and pharmacodynamic evaluations. Phase II testing encompasses investigation in specific disease states designed to provide preliminary efficacy data and additional information on safety. Phase III studies are designed to further establish clinical safety and efficacy and to provide information allowing proper labeling of the product following approval. Phase III studies are most commonly multicenter, randomized, placebo-controlled trials in which rigorous statistical methodology is applied to clinical results. Other designs may also be appropriate in specific circumstances.

     Following completion of clinical trials, a BLA (Biologics License Application) is submitted to FDA to request marketing approval. Internal FDA committees are formed which evaluate the application, including scientific background information, animal and in vitro or laboratory efficacy studies, toxicology, manufacturing facility and clinical data. During the review process, a dialogue between FDA and the applicant is established in which FDA questions are raised and additional information is submitted. During the final stages of the approval process, FDA generally requests presentation of clinical or other data before an FDA advisory committee. Also, during the later stages of review, FDA conducts an inspection of the manufacturing facility to establish that the product is made in conformity with good manufacturing practice. If all outstanding issues are satisfactorily resolved and labeling established, FDA issues a license for the product and for the manufacturing facility, thereby authorizing commercial distribution.

     In December 1992, the Company filed an IND with FDA to begin Phase I human testing of its Neuprex(TM) product and, in March 1993, began the testing. Eighteen randomized, double-blind, placebo-controlled Phase I studies have been completed and three Phase II efficacy studies were initiated in 1995. Two other Phase II studies were initiated in 1996 and 1997.

     In August 1996, the FDA granted XOMA a Subpart E designation for the Neuprex(TM) product for severe pediatric meningococcemia. Subpart E designation is intended to expedite the development, evaluation and marketing of new therapies for life-threatening and debilitating illnesses. In October 1996, XOMA started a Phase III pivotal clinical trial to test the drug for this indication in multiple medical centers in the United States and Canada. In January 1997, the trial was expanded to include sites in the United Kingdom. See "Product Areas - Neuprex(TM)".

     In November 1997, XOMA initiated a randomized, placebo-controlled, double-blind Phase III pivotal trial to test Neuprex(TM) in patients suffering severe hemorrhage caused by traumatic injury and a Phase I study in CF patients who suffer recurring bacterial lung infections (exacerbations). See "Product Areas - Neuprex(TM)".

     Other potential XOMA products will require significant additional development, including extensive clinical testing. There can be no assurance that any of the products under development by the Company will be developed successfully, obtain the requisite regulatory approval or be successfully manufactured or marketed.

     XOMA's product for the treatment of gram-negative sepsis, E5(R), was a murine monoclonal antibody that binds and assists the body to clear bacterial endotoxins. XOMA completed two double-blind, placebo-controlled, Phase III studies of E5(R) involving nearly 1300 patients. In March 1989, XOMA filed a Product License Application ("PLA") for FDA licensure of E5(R). In June 1992, FDA informed XOMA that E5(R) was not approvable without further clinical testing. In June 1993, a third Phase III clinical trial began with narrower entry criteria than previous trials. In April 1997, XOMA and Pfizer decided to discontinue this trial. In June 1997, the Company announced that Pfizer had decided to end its marketing arrangement for E5(R).

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

     During the period from September 1994 to December 1997, the U.S. Patent and Trademark Office (the "Patent Office") issued twenty-one patents to the Company related to its BPI-based products. These BPI-related patents include four directed to novel compounds and compositions, one directed to manufacturing methods, two directed to improved formulations and methods, three directed to BPI and LBP assays and eleven directed to therapeutic uses of BPI protein products, including uses of BPI in conjunction with antibiotics for the treatment of gram-negative and gram-positive bacterial infections. U.S. Patent No. 5,420,019 issued to the Company relates to novel recombinant amino terminal fragments and fragment analogs of BPI and methods for their recombinant production. The Company believes that this patent will provide comprehensive protection for the manufacture, use and sale of its BPI-derived Neuprex(TM) and I-PREX(TM) products in the U.S. The Company has received nine additional Notices of Allowance from the Patent Office and has more than twenty patent applications pending worldwide related to its BPI-based products.

     In addition to the thirty BPI-related U.S. patents and Notices of Allowance issued to the Company, the Company is the exclusive licensee of BPI-related patents and applications owned by NYU. These include four issued U.S. patents and one additional U.S. Notice of Allowance, directed to novel BPI-related protein and DNA compositions, as well as their production and uses. U.S. Patent No. 5,198,541 issued to NYU relates to the recombinant production of BPI. The Company believes that this patent has substantial value because it covers certain production methodologies that allow production of commercial-scale quantities of BPI for human use. In addition, the European Patent Office granted to NYU, EP 375724, with claims to N-terminal BPI fragments and their use, alone or in conjunction with antibiotics, for the treatment of conditions associated with bacterial infections.

     Between 1992 and 1996, the Patent Office issued six patents related to BPI to Incyte. Four of these patents originate from one initially-filed application and are directed to endotoxin-associated uses of BPI, one patent is directed to BPI/lipid carrier compositions and one patent relates to uses of BPI with polymannuronic acid. Based on the opinion of its U.S. patent counsel, Marshall, O'Toole, Gerstein, Murray & Borun, the Company believes that it does not infringe any valid claims of any of the Incyte patents. The Company is aware that the European Patent Office granted to Cornell and Rockefeller Universities EP 272489 related to certain neutrophil-derived antimicrobial proteins and the Company believes that Incyte may control this patent. The Company is aware of an agreement between Genentech and Incyte pursuant to which Incyte claims to hold worldwide rights to all Incyte and Genentech technology related to BPI.

     During the period from July 1991 to December 1997, the Patent Office issued seven patents and one Notice of Allowance to the Company related to its bacterial expression technology, including claims to novel promoter sequences, secretion signal sequences, compositions and methods for expression and secretion of recombinant proteins from bacteria, including immunoglobulin gene products. U.S. Patent No. 5,028,530 issued to the Company is directed to expression vehicles containing an AraB promoter, host cells and processes for regulated expression of recombinant proteins. U.S. Patent No. 5,576,195 is related to DNA encoding a pectate lyase signal sequence, recombinant vectors, host cells and methods for production and externalization of recombinant proteins. U.S. Patent Nos. 5,595,898, 5,698,435 and 5,618,920 address secretable immunoglobulin chains, DNA encoding the chains and methods for their recombinant production. U.S. Patent Nos. 5,693,493 and 5,698,417 relate to methods for recombinant production/secretion of functional immunoglobulin fragments. Numerous foreign patents have been granted which, along with additional pending foreign patent applications, correspond to the patents issued and allowed in the U.S.

     If certain patents issued to others are upheld or if certain patent applications filed by others issue and are upheld, the Company may require certain licenses from others in order to develop and commercialize certain potential products incorporating the Company's technology. There can be no assurance that such licenses, if required, will be available on acceptable terms.

     Research and License Agreements

     XOMA has contracted with a number of academic and institutional collaborators to conduct certain research and development. Under these agreements the Company generally funds either the research and development or evaluation of products, technologies or both, will own or obtain an exclusive license to products or technologies developed, and will pay royalties on sales of products covered by the license. The rates and durations of such royalty payments vary by product and institution, and range generally for periods from five years to indefinite duration. Aggregate expenses of the Company under all of its research agreements totaled $0.2 million, $0.3 million and $0.4 million in 1997, 1996 and 1995, respectively. The Company has entered into certain license agreements with respect to the following products:

Bactericidal/Permeability Increasing Protein (BPI)

     In August 1990, XOMA entered into a research collaboration and license agreement with NYU whereby XOMA obtained an exclusive license to patent rights for DNA materials and genetic engineering methods for the production of BPI and fragments thereof. BPI is part of the body's natural defenses against gram-negative bacteria and XOMA is exploring the use of its Neuprex(TM) and I-PREX(TM) products, based on BPI, for various indications. XOMA has obtained an exclusive, worldwide license for the development, manufacture, sale and use of BPI products for all therapeutic and diagnostic uses, and it has paid a license fee and will make milestone payments and pay royalties to NYU on the sale of such products. The license becomes fully-paid upon the later of the expiration of the relevant patents or fifteen years after the first commercial sale, subject to NYU's right to terminate for certain events of default.

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

E5(R) Monoclonal Antibody Product

     In conjunction with the decision to discontinue the Phase III E5(R) clinical trial and the termination of Pfizer's marketing agreement with XOMA, the Company's license agreement with the Regents of the University of California has been terminated.

     Employees

     As of December 31, 1997 XOMA employed 160 full-time employees at its Berkeley and Santa Monica, California facilities. The Company's employees are engaged in clinical, manufacturing, quality assurance and control, research and product development activities, and in executive, finance and administrative positions. The Company considers its employee relations to be excellent.

     The Company was incorporated in Delaware in 1981. The principal executive offices of XOMA are located at 2910 Seventh Street, Berkeley, California 94710 (telephone 510-644-1170).

Item 2.        Properties

     XOMA's principal product development and manufacturing facilities are located in Berkeley, California. The Company leases 83,000 square feet of space in Berkeley including approximately 35,000 square feet of research and development laboratories, 32,000 square feet of production and production support facilities and 16,000 square feet of office space. An additional 3,000 square feet of office space has been subleased to a third party. Separately, a 16,500 square foot production facility in Berkeley is owned by XOMA.

     XOMA also maintains offices, laboratories and a manufacturing facility occupying approximately 15,000 square feet in leased space in Santa Monica, California. An additional 6,000 square foot leased facility for scale-up of the Neuprex(TM) product was completed in May 1993. The Company also owns an approximately 6,750 square foot parking lot in Santa Monica.

Item 3.        Legal Proceedings

     In the securities class action lawsuit Warshaw, et al. v. XOMA Corporation, et al., the defendants and plaintiffs reached an agreement on March 14, 1997 to settle all claims for $3.75 million in cash and $2.25 million in XOMA common stock. By order entered September 8, 1997, the United States District Court for the Northern District of California approved the settlement. All of the cash portion of the settlement has been paid by insurance into a settlement fund administered by an escrow agent. The claims administration process was deemed complete as of December 16, 1997, and on January 7, 1998, XOMA directed its stock transfer agent to issue and distribute to authorized claimants 344,168 shares of XOMA common stock in accordance with the terms of the court-approved settlement agreement.

Item 4.        Submission of Matters to a Vote of Security Holders

     None.

Officers

     The officers of the Company are as follows:

Name                                  Age        Title
----                                  ---        -----

John L. Castello                      61         Chairman  of  the  Board,
                                                   President  and  Chief
                                                   Executive Officer

Patrick J. Scannon, M.D., Ph.D.       50         Chief Scientific and Medical
                                                   Officer and Director

Clarence L. Dellio                    51         Senior Vice President,
                                                   Operations

Stephen F. Carroll, Ph.D.             46         Vice President, Preclinical
                                                   Research

Peter B. Davis                        51         Vice  President, Finance
                                                   and  Chief  Financial
                                                   Officer

Marvin J. Garrett                     47         Vice President, Clinical and
                                                   Regulatory Affairs

Bernardus Machielse                   37         Vice President, Quality
                                                   Assurance  and Quality
                                                   Control

Christopher J. Margolin               51         Vice President, General
                                                   Counsel and Secretary

W. C. McGregor, Ph.D.                 56         Vice President, Technical
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

                                                       Price Range
                                                  High               Low
1996:
First Quarter                                 $  5-3/4          $  3-3/8
Second Quarter                                   8-1/8             3-7/8
Third Quarter                                    7-5/8            4-1/16
Fourth Quarter                                   5-7/8            3-1/16

1997:
First Quarter                                 $  7-1/4          $4-15/16
Second Quarter                                 5-11/16             3-1/8
Third Quarter                                    8-1/2             4-5/8
Fourth Quarter                                   8-1/2             4-7/8

1998:
First Quarter (through February 28, 1998)      $ 6-1/2          $  4-7/8

     On February 28, 1998, there were approximately 5,014 record holders of XOMA's Common Stock.

     The Company has not paid dividends on its common stock. The Company currently intends to retain any earnings for use in the development and expansion of its business. The Company, therefore, does not anticipate paying cash dividends on its common stock in the foreseeable future (see Note 4 to the Financial Statements, "CAPITAL STOCK").

Item 6.        Selected Financial Data

     The following table contains selected financial information including statement of operations and balance sheet data of XOMA for the years 1993 through 1997. The selected financial information has been derived from the audited Financial Statements of XOMA. The selected financial information should be read in conjunction with the Financial Statements and notes thereto set forth beginning on page 22 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 below.


                                                              Year Ended December 31,
                                -------------------------------------------------------------------------------------
                                      1997             1996             1995             1994            1993
                                      ----             ----             ----             ----            ----
                                                      (In thousands, except per share amounts)

Statement of
Operations Data
Total revenues (1)                   $  18,383        $   3,604        $   1,165        $   1,729       $     571
Total operating costs and
     expenses(2)                        35,552           31,826           27,469           38,460          35,259
Other income or loss,
     net(3)                             (1,404)            (888)           3,832            2,104           3,381
Net loss                             $ (15,765)       $ (29,110)       $ (22,472)       $ (34,627)      $ (31,307)
                                     =========        =========        =========        =========       =========
Basic and diluted loss per
     common share                    $   (0.44)       $   (0.90)       $   (0.97)       $   (1.54)      $   (1.46)
                                     =========        =========        =========        =========       =========
Balance Sheet Data
Cash(4)                              $  55,146        $  46,982        $  26,633        $  39,985       $  70,787
Total assets                            64,776           57,675           40,878           62,429          94,131
Long-term debt (5)                      24,773           14,516            7,692              120             425
Accumulated deficit                   (354,526)        (337,195)        (307,905)        (284,847)       (249,439)
Stockholders' equity                    31,240           34,748           26,836           43,461          78,397


(1) In 1997, includes $17.0 million from the assignment of patent and royalty rights to Pharmaceutical Partners LLC.

(2) In 1994, includes $2.5 million related to employee termination benefits associated with a restructuring.

(3) In 1996, includes a non-recurring expense ($2.5 million) relating to a securities class action lawsuit settlement. Other income in 1995 principally consists of interest income ($1.9 million), a one-time gain of $4.3 million related to a modification of the funding arrangement with Pfizer for the E5(R) clinical trial, and a $2.4 million loss related to write-down of property and equipment.

(4) Includes cash, cash equivalents, short-term investments, and interest receivable.

     Excludes current portion. In 1997 and 1996, includes $23.5 million and $13.5 million, respectively, aggregate principal amount of convertible subordinated notes due to Genentech in 2005. In 1995, includes $6.5 million aggregate principal amount of convertible debentures due 1998. As of December 31, 1996 all of the convertible debentures had been converted into 2,054,224 shares of Common Stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Overview

     XOMA is a biopharmaceutical company developing products to treat infections, infectious complications of traumatic injury and surgery, and immunologic and inflammatory disorders. The Company's primary focus is on products derived from BPI. The first BPI-derived product, Neuprex(TM) is in Phase III pivotal trials in two indications, and earlier stage clinical trials in additional indications. Other BPI-derived products in preclinical testing include I-PREX(TM) a topical ophthalmic product, and Mycoprex(TM), a peptide product targeting systemic fungal infections.

     XOMA is also developing the hu1124 humanized monoclonal antibody product under a collaboration agreement with Genentech. The product is in Phase II clinical testing for psoriasis. Other indications are under review. Genentech is providing funding for development and clinical trials through a series of long-term convertible loans.

     The Company incurred a net loss in each of the past three years and is expected to continue to operate at a loss until regulatory approval and commencement of commercial sales of its products. The timing of product approvals is uncertain, and there can be no assurance that approvals will be granted or that revenues from product sales will be sufficient to attain profitability.

     Revenues

     Total revenues were $18.4 million in 1997, compared with $3.6 million in 1996 and $1.2 million in 1995. Revenues for 1997 consisted of $17.0 million from the assignment of anti-CD20 antibody patents and royalty rights to Pharmaceutical Partners, LLC and $1.4 million for various licensing transactions. Revenues for 1996 included $3.0 million for licensing of intellectual property related to anti-CD20 antibodies to Genentech, and for 1995 included $0.8 million in partial consideration for the sale of the Company's T cell receptor technology.

     Costs and Expenses

     In 1997, research and development expenses increased by $3.5 million, (13%) versus 1996, following a $4.3 million (19%) increase from 1995 to 1996. These increases reflect higher spending on clinical trials and preparing for regulatory applications and inspections for Neuprex(TM) and the initiation of development work and clinical trials for hu1124. The Company anticipates research and development expenditures to continue at similar or higher levels throughout 1998.

     General and administrative expenses increased by $0.2 million (4%) from 1996 to 1997, following an increase of $0.1 million (1%) from 1995 to 1996.

     Annual investment income has essentially remained unchanged through the period 1995 - 1997, as improved average cash balances each successive year have been offset by lower prevailing interest rates. Other expense in 1997 included interest on the convertible notes due to Genentech in 2005, which accrues interest at six-months LIBOR plus 1%. Interest expense in 1996 included interest on the Genentech note and also on the Company's 4% Convertible Subordinated Debentures.

     Other Income (Expense)in 1996 included a provision of $2.5 million for legal fees and settlement costs reflecting an agreement reached with plaintiff's attorney in a class action law suit. An offsetting gain of $0.3 million was realized in 1997 reflecting an adjustment to the value of the settlement. Other Income in 1995 included a one-time gain of $1.9 million related to a modification of the funding arrangement with Pfizer for the E5(R) clinical trial and a write-down of property and equipment. Due to the termination of E5(R) development, the contingent $22.4 million liability to Pfizer has been eliminated.

     Liquidity and Capital Resources

     Cash, cash equivalents and short-term investments increased by $8.2 million to $55.1 million at December 31, 1997. Financing activities of $21.7 million included a $10.0 million advance from Genentech under a long-term credit arrangement to fund 1998 development costs of hu1124, and $12.1 million net proceeds from a private placement partially offset by principal payments under capital lease obligations. The Company's cash, cash equivalents and short-term investments are expected to continue to decrease while the Company pursues FDA licensure, except to the extent the Company is able to secure additional funding.

     Net cash used in operating activities was $12.0 million in 1997, compared with $22.4 million in 1996 and $24.7 million in 1995. The improvement in operating cash flows in 1997 and 1996 is due primarily to cash from licensing transactions, which there can be no assurance will continue. Capital expenditures for 1997, 1996 and 1995 were $1.5 million, $1.1 million and $0.4 million, respectively. A second 2750-liter fermentor train was added to XOMA's Berkeley facility in 1997 to provide additional capacity for Neuprex(TM) and hu1124. The Company intends to continue to fund capital spending from internal cash resources supplemented by capital financing where appropriate and available.

     The Company's cash position and resulting investment income are sufficient to finance the Company's currently anticipated needs for operating expenses, working capital, equipment and current research projects, for in excess of one year. The Company continues to evaluate strategic alliances, potential partnerships and financing arrangements which would further strengthen its competitive position and provide additional funding. The Company cannot predict whether or when any such alliance(s), partnership(s) or financing(s) will be consummated or whether additional funding will be available when required.

     Although operations are influenced by general economic conditions, the Company does not believe that inflation had a material impact on financial results for the periods presented. The Company believes that it is not dependent on materials or other resources that would be significantly impacted by inflation or changing economic conditions in the foreseeable future.

     The Company is currently reviewing its computer systems in order to evaluate necessary modifications for the year 2000. The Company does not currently anticipate that it will incur material expenditures to complete any such modifications. The Company can provide no assurance that there will be no year 2000 impact through third parties, such as suppliers of raw materials for manufacturing and clinical research organizations.

     Forward-Looking Statements

     Certain statements contained herein that are not related to historical facts may constitute "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on the Company's current beliefs as to the outcome and timing of future events, and actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events which may not prove accurate. The forward-looking statements involve risks and uncertainties including, but not limited to, results of pending or future clinical trials, actions by the U.S. Food and Drug Administration, changes in the status of the Company's collaborative relationships, and future actions by the U.S. Patent and Trademark Office, as well as more general risks and uncertainties related to regulatory approvals, product efficacy and development, the Company's financing needs and opportunities, scale-up and marketing capabilities, intellectual property protection, competition, stock price volatility and other risk factors referred to herein and in other of the Company's Securities and Exchange Commission filings.

Item 7a.      Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable until the Company's 1998 fiscal year.

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

Item 9.        Change in Accountants

     On March 19, 1998, the Company appointed Ernst & Young, LLP ("Ernst & Young") to serve as the Company's independent accountants for 1998, the ratification of which appointment will be submitted to the stockholders at the Company's 1998 annual meeting.

     From fiscal 1983 through fiscal 1997, Arthur Andersen, LLP ("Arthur Andersen") acted as the Company's independent accountants. Arthur Andersen was dismissed on March 19, 1998. The decision to change accountants was approved by the audit committee of the Board of Directors. The reports of Arthur Andersen on the financial statements of the Company for the two most recent fiscal years did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and all subsequent interim periods preceding such dismissal, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of disagreements in connection with its reports; nor has Arthur Andersen ever presented a written report, or otherwise communicated in writing to the Company or Board of Directors or the audit committee thereof the existence of any "disagreement" or "reportable event" within the meaning of Item 304 of Regulation S-K.

     The Company has authorized Arthur Andersen to respond fully to the inquiries of Ernst & Young. The letter from Arthur Andersen addressed to the Securities and Exchange Commission (the "SEC"), as required by Item 304 (a) (3) of Regulation S-K, will be filed as an exhibit to this Annual Report on Form 10-K by amendment.

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant

     The section labeled "Proposal 1 -- Election of Directors" appearing in the Company's proxy statement for the 1998 annual meeting of stockholders is incorporated herein by reference. Information concerning the Company's executive officers is set forth in Part I of this Report on Form 10-K.

Item 11.       Executive Compensation

     The section labeled "Compensation of Executive Officers" appearing in the Company's proxy statement for the 1998 annual meeting of stockholders is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

     The section labeled "Stock Ownership" appearing in the Company's proxy statement for the 1998 annual meeting of stockholders is incorporated herein by reference.

Item 13.       Certain Relationships and Related Transactions

     The section labeled "Certain Transactions" appearing in the Company's proxy statement for the 1998 annual meeting of stockholders is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a) List of documents filed as part of this Report.

               (1) Financial Statements:

                    All financial statements of the registrant referred to in
                    Item 8 of this Report on Form 10-K.

               (2)  Financial Statement Schedules:

                    All financial statements schedules have been omitted because the required information is included in the financial statements or the notes thereto or is not applicable or required.

               (3)  Exhibits:

                    See "Index to Exhibits".

          (b)  Reports on Form 8-K.

               Current Report on Form 8-K filed with the SEC on August 18, 1997.

               Current Report on Form 8-K filed with the SEC on January 9, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of March, 1998.

                                 XOMA CORPORATION


                                 By /s/ JOHN L. CASTELLO
                                    --------------------------------------
                                        John L. Castello,
                                        Chairman of the Board, President
                                        and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title                                 Date
---------                                   -----                                 ----

/s/ JOHN L. CASTELLO                        Chairman of the Board, President      March 19, 1998
-----------------------------               and Chief Executive Officer

/s/ PATRICK J. SCANNON                      Chief Scientific and Medical          March 19, 1998
-----------------------------               Officer and Director

/s/ PETER B. DAVIS                          Vice President, Finance and Chief     March 19, 1998
-----------------------------               Financial Officer (Principal
                                            Financial and Accounting Officer)

/s/ JAMES G. ANDRESS                        Director                              March 19, 1998
-----------------------------
(James G. Andress)

/s/ WILLIAM K. BOWES, JR.                   Director                              March 19, 1998
-----------------------------
(William K. Bowes, Jr.)

/s/ ARTHUR KORNBERG                         Director                              March 19, 1998
-----------------------------
(Arthur Kornberg)

/s/ STEVEN C. MENDELL                       Director                              March 19, 1998
-----------------------------
(Steven C. Mendell)

/s/ W. DENMAN VAN NESS                      Director                              March 19, 1998
-----------------------------
(W. Denman Van Ness)


                          INDEX TO FINANCIAL STATEMENTS
                                                                 Page

Report of Independent Public Accountants......................    21
Balance Sheets................................................    22
Statements of Operations......................................    23
Statements of Stockholders' Equity............................    24
Statements of Cash Flows......................................    25
Notes to Financial Statements.................................    26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To XOMA Corporation:

     We have audited the accompanying balance sheets of XOMA Corporation (a Delaware corporation) as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XOMA Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


     San Francisco, California                       ARTHUR ANDERSEN LLP
     February 3, 1998

                                               XOMA CORPORATION

                                                BALANCE SHEETS
                                 (In thousands, except par and share amounts)

                                               ASSETS
                                                                                       December 31
                                                                                       -----------
                                                                                1997                 1996
                                                                                ----                 ----

CURRENT ASSETS:
  Cash and cash equivalents                                                   $  37,225             $  1,213
  Short-term investments                                                         17,921               45,769
  Related party receivables                                                         263                  253
  Other receivables                                                                  88                  548
  Prepaid expenses and other                                                        142                  219
    Total current assets                                                         55,639               48,002
                                                                              ---------             --------
NON-CURRENT ASSETS:
Property and equipment, net
  Assets held for sale                                                            4,442                4,442
  Deposits and other                                                                131                  133
                                                                              ---------             --------
                                                                              $  64,776             $ 57,675
                                                                              =========             ========
                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                            $   1,644            $   1,778
  Accrued liabilities                                                             6,412                6,144
  Capital lease obligations due within one year                                     707                  489
                                                                              ---------            ---------
    Total current liabilities                                                     8,763                8,411
                                                                              ---------            ---------
NON-CURRENT LIABILITIES:
  Capital lease obligations due after one year                                       --                  703
  Convertible notes                                                              24,773               13,813
                                                                              ---------            ---------
    Total non-current liabilities                                                24,773               14,516
                                                                              ---------            ---------
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
     Preferred stock, $.05 par value, 1,000,000 shares authorized, 1,167 and 0 outstanding (liquidation preference $11,670 and $0) at December 31,
         1997 and
         1996, respectively                                                          --                   --
     Common stock, $.0005 par value, 70,000,000 shares
         authorized, 39,891,104 and 39,609,275 outstanding at
         December 31, 1997 and 1996, respectively                                    20                   20
  Paid-in capital                                                               385,746              371,923
  Accumulated deficit
                                                                               (354,526)            (337,195)
                                                                              ---------            ---------
    Total stockholders' equity                                                   31,240               34,748
                                                                              ---------            ---------
                                                                              $  64,776            $  57,675
                                                                              =========            =========

   The accompanying notes are an integral part of these financial statements.


                                               XOMA CORPORATION

                                           STATEMENTS OF OPERATIONS
                                   (In thousands, except per share amounts)

                                                                              Years ended December 31
                                                              --------------------------------------------------------
                                                                    1997               1996               1995
                                                                    ----               ----               ----

REVENUES:
  Product sales and royalties                                     $     56           $     61         $     87
  Research and development fees
     Collaborative agreements                                          250                 --               --
     License fees                                                   18,077              3,543            1,078
                                                                  --------           --------         --------
        Total revenues                                              18,383              3,604            1,165
                                                                  --------           --------         --------
OPERATING COSTS AND EXPENSES:
  Research and development                                          29,878             26,371           22,086
  General and administrative                                         5,674              5,455            5,383
                                                                  --------           --------         --------
     Total operating costs and expenses                             35,552             31,826           27,469
                                                                  --------           --------         --------
     Loss from operations                                          (17,169)           (28,222)         (26,304)
OTHER INCOME (EXPENSE):
  Investment income                                                  2,120              2,011            1,934
  Litigation settlement                                                 --             (2,500)              --
  Other income(expense)                                               (716)              (399)           1,898
                                                                  --------                            --------
      Net loss                                                    $(15,765)          $(29,110)        $(22,472)
                                                                  =========          ========         ========
BASIC AND DILUTED NET LOSS PER COMMON                             $  (0.44)          $  (0.90)        $  (0.97)
  SHARE                                                           =========          ========         ========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                       39,679             32,493           23,671
                                                                  =========          ========         ========

   The accompanying notes are an integral part of these financial statements.

                                XOMA CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                                                         Total
                                                                                             Paid-in    Accumulated   Stockholders'
                                                Common Stock          Preferred Stock        Capital     Deficit        Equity
                                            Shares        Amount    Shares       Amount


BALANCE, DECEMBER 31, 1994                    22,174       $11         16         $ 1    $328,296     $(284,847)   $ 43,461
   Exercise of stock options                      25        --         --          --          11            --          11
   Contributions to 401(k) and management
     incentive plans                             149        --         --          --         434            --         434
   Sale of common stock                          471         1         --          --         717            --         718
   Amortization of deferred compensation          --        --         --          --         214            --         214
   Sale of preferred stock                        --        --          5          --       4,143            --       4,143
   Conversion of preferred stock               4,230         2        (13)         (1)         (1)           --          --
   Exercise of warrants                            1        --         --          --           7            --           7
   Unrealized gain (loss) on investments          --        --         --          --         125            --         125
   Dividends on preferred stock                  253        --         --          --         781          (586)        195
   Net loss                                       --        --         --          --          --       (22,472)    (22,472)
                                              ------       ---        ---         ---    --------     ---------    --------
BALANCE, DECEMBER 31, 1995                    27,303        14          8          --     334,727      (307,905)     26,836

   Exercise of stock options                      72        --         --          --         207            --         207
   Contributions to 401(k) and management
     incentive plans                              90        --         --          --         395            --         395
   Sale of common stock                        2,123         1         --          --      10,651            --      10,652
   Amortization of deferred compensation          --        --         --          --          37            --          37
   Sale of preferred stock                        --        --          7          --      18,966            --      18,966
   Issuance of warrants                           --        --         --          --         800            --         800
   Conversion of preferred stock               7,914         4        (15)         --          (4)           --          --
   Conversion of debentures                    2,054         1         --          --       5,919            --       5,920
   Unrealized gain (loss) on investments          --        --         --          --          45            --          45
   Dividends on preferred stock                   53        --         --          --         180          (180)         --
   Net loss                                       --        --         --          --          --       (29,110)    (29,110)
                                              ------       ---        ---         ---    --------     ---------    --------
BALANCE, DECEMBER 31, 1996                    39,609        20         --          --     371,923      (337,195)     34,748

   Exercise of stock options                      53        --         --          --         143            --         143
   Contributions to 401(k) and management
     incentive plans                              57        --         --          --         319            --         319
   Sale of preferred stock                        --        --          1          --      10,936            --      10,936
   Conversion of preferred stock                 169        --         --          --          --            --          --
  Issuance of warrants                            --        --         --          --       1,125            --       1,125
   Unrealized gain (loss) on investments          --        --         --          --         (42)           --         (42)
   Dividends on preferred stock                    3        --         --          --       1,342        (1,566)       (224)
   Net loss                                       --        --         --          --          --       (15,765)    (15,765)
                                              ------       ---        ---         ---    --------     ---------    --------
BALANCE, DECEMBER 31, 1997                    39,891       $20          1         $--    $385,746     $(354,526)   $ 31,240
                                              ======       ===        ===         ===    ========     =========    ========

   The accompanying notes are an integral part of these financial statements.


                                XOMA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         Years ended December 31,
                                                         ------------------------------------------------------
                                                             1997               1996                 1995
                                                             ----               ----                 ----

 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                               $(15,765)          $ (29,110)           $(22,472)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                           2,032               2,131               2,920
      Inventory reserve                                          --                  --               4,170
      Write-down of assets held for sale                         --                  --               2,400
      Deferred compensation expense                              --                  37                 214
      Loss (gain) on retirement of property and                  21                   2                (145)
      equipment
 Changes in assets and liabilities:
    Decrease (increase) in related party and                    450               1,742              (2,116)
      other receivables
    Decrease (increase) in prepaid expenses                      77                  (9)                612
    Decrease (increase) in deposits and other                     2                  --               1,350
      assets
    Increase (decrease) in accounts payable                    (134)               (342)                705
    Increase (decrease) in accrued liabilities                1,331               3,124              (3,921)
    Increase (decrease) in non-current liabilities              --                 --                (8,465)
                                                           --------           ---------            --------
         Total adjustments                                    3,779               6,685              (2,276)
                                                           --------           ---------            --------
         Net cash used in operating activities              (11,986)            (22,425)            (24,748)
                                                           --------           ---------            --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of short-term investments            105,195              89,675              61,942
    Payments for purchase of short-term                     (77,389)           (129,073)            (31,641)
      investments
    Purchase of property and equipment, net of
      proceeds                                               (1,519)             (1,050)               (350)
                                                           --------           ---------            --------
      Net cash provided by (used in) investing               26,287             (40,448)             29,951
                                                           --------           ---------            --------
      activities
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale and leaseback                             --                  --               1,800
    Principal payments under capital lease                     (485)               (546)               (488)
      obligations
    Proceeds from issuance of debentures                      9,992              13,545               5,858
    Proceeds from issuance of common or preferred
      stock                                                  12,204              30,687               4,451
                                                           --------           ---------            --------
      Net cash provided by financing activities              21,711              43,686              11,621
                                                           --------           ---------            --------
      Net increase (decrease) in cash and cash
        equivalents                                          36,012             (19,187)             16,824
    Cash and cash equivalents at beginning of year            1,213              20,400               3,576
                                                           --------           ---------            --------
    Cash and cash equivalents at end of year               $ 37,225           $   1,213            $ 20,400
                                                           ========           =========            ========

   The accompanying notes are an integral part of these financial statements.

                                XOMA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1.       OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     XOMA Corporation ("XOMA" or the "Company") is a biopharmaceutical company developing products to treat infections, infectious complications of traumatic injury and surgery, and immunologic and inflammatory disorders. The Company's products are presently in various stages of development and all are subject to regulatory approval before the Company can commercially introduce any products. There can be no assurance that any of the products under development by the Company will be developed successfully, obtain the requisite regulatory approval or be successfully manufactured or marketed.

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

Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Net Loss Per Common Share

     Net loss per common share is based on the weighted average number of common shares outstanding in accordance with Financial Accounting Standard No. 128.

     Reconciliation of the numerator and the denominator of basic and diluted net loss per share was derived as follows (in thousands, except per share amounts):

                                                                                                   Amount per
Year ended December 31                                     Loss                 Shares                share


                      1997
Net loss                                                $(15,765)
Preferred stock dividends                                 (1,566)
                                                        --------
Basic and diluted loss available to common
shareholders                                            $(17,331)               39,679                $(0.44)
                                                        ========

                      1996
Net loss                                                $(29,110)
Preferred stock dividends                                   (180)
                                                        --------
Basic and diluted loss available to common
shareholders                                            $(29,290)               32,493                $(0.90)
                                                        ========

                      1995
Net loss                                                $(22,472)
Preferred stock dividends                                   (586)
                                                        --------
Basic and diluted loss available to common
shareholders                                            $(23,058)               23,671                $(0.97)
                                                        ========

     The following potentially dilutive outstanding securities were not considered in the computation of basic and diluted loss per share because they would be antidilutive for each of the years ended December 31:

Amount (in thousands):                                     1997                  1996                 1995
---------------------                                      ----                  ----                 ----

Weighted average options for shares of
   common stock                                            3,627                3,162                 2,992

Weighted average warrants for shares of
   common stock                                              295                   29                   983

Common shares issuable to satisfy obligations                344                   --                    --

Shares of convertible preferred stock                      1,167                   --                 7,807

Convertible notes, debentures, and related
   interest                                              $24,773              $13,813                $6,500


     Subsequent to December 31, 1997 the Company issued 344,168 shares of common stock in settlement of a securities class action lawsuit(see Note 6).

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

Supplemental Cash Flow Information

     Cash paid for interest was $0.1 million, $0.2 million, and $0.1 million during the years ended December 31, 1997, 1996, and 1995, respectively.

     In addition, during the years ended December 31, 1997, 1996 and 1995, the Company had the following non-cash financing and investing activities (in thousands):

                                                                   1997             1996             1995
                                                                   ----             ----             ----


Stock contribution to the 401(k) and management                   $  319            $  395          $  434
   incentive plans (Notes 4 and 9)
Stock issuance cost paid with common or preferred                     --                --               8
   stock (Note 4)
Unrealized loss(gain) on investments                                 (42)              (45)            125
Conversion of debentures to common stock                                                --           5,861
Interest paid in common stock                                         --                59              --
Conversion of preferred stock to common stock                        830            28,807          12,607
Dividends paid in common stock                                        15               180             781


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

     Property and equipment consist of the following (in thousands):

                                                             December 31
                                                        1997            1996
                                                        ----            ----
Equipment                                              $15,545        $14,500
Leasehold and building improvements                     14,836         14,483
Construction-in-progress                                    97            208
                                                       -------        -------
                                                        30,478         29,191
Less accumulated depreciation and amortization          25,914         24,093
                                                       -------        -------
Property and equipment, net                            $ 4,564        $ 5,098
                                                       =======        =======

Assets held for sale                                   $ 4,442        $ 4,442
                                                       =======        =======


     The Company owns a facility originally intended for the production of CD5 Plus(TM) intermediates, which was re-classified as an asset held for sale in 1995 and written down to an estimated realizable value of $4.4 million resulting in a charge to Other income and expense of $2.4 million. The amount the Company will ultimately realize could differ materially from the amount assumed in arriving at the realizable value.

Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                                       December 31
                                                  1997            1996
                                                  ----            ----

Accrued legal costs                              $  198          $  661
Accrued dividends                                   810             586
Accrued payroll costs                             1,986           1,573
Provision for litigation settlement               2,028           2,500
Clinical trial costs                              1,203             521
Other                                               187             303
                                                 ------          ------
                                                 $6,412          $6,144
                                                 ======          ======

     Activities through December 31, 1997 affecting the provision for litigation settlement established in 1996 are as follows (in millions):

Original amount                                                 $2.5
Charges against the accrual                                      0.2
Adjustment to the accrual                                        0.3

     In December 1997, the Company elected to settle the claim through the issuance of 344,168 shares of common stock which resulted in a $0.3 million reduction in the accrual. The liability was eliminated in January 1998 upon issuance of the shares.

Research and Development Fees

     Research and development fees are recognized as revenues as research activities are performed or as development milestones are completed under the terms of research and development agreements. The excess of total research and development expense over revenues recognized under collaborative agreements amounted to $29.9 million, $26.4 million, and $22.1 million for the years 1997, 1996, and 1995, respectively.

Reclassifications

     Certain reclassifications have been made to conform the prior years to the 1997 presentation.

New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued a final statement on reporting comprehensive income. The adoption of the standard as required on January 1, 1998 will not have a material impact on the Company's financial statements.

2.       CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     On December 31, 1997 and 1996, cash and cash equivalents consisted mostly of money market mutual funds.

     The Company follows a policy of investing only in marketable debt securities and holding them to maturity; however, since the Company has from time to time sold certain securities to meet cash requirements or improve investment diversification, the Company's short-term investments have been categorized as available-for-sale.

     The aggregate fair values, amortized cost, gross unrealized holding gain, and gross unrealized holding loss of the major types of debt securities at December 31, 1997 were as follows (in millions):

                                                                         Gross Unrealized Holding
                                            Fair           Amortized
                                            Value             Cost            Gain         Loss

U.S. Treasury Securities                    $9.5              $9.5           $ --           $ --
Corporate Bonds and Other                    8.4               8.4             --             --

     The contractual maturities of the Company's debt securities as of December 31, 1997 were as follows (in millions):

Less than 1 year                                 $11.4
From 1 to 2 years                                  4.0
More than 2 years                                  2.5

     During the year ended December 31, 1997, gross realized losses on available-for-sale securities were negligible and the net change in the unrealized gain or loss was negligible. Gross realized gains were negligible. Gains and losses are determined on a specific identification basis. As of December 31, 1997, short-term investments included $0.1 million in certificates of deposit which guaranteed a standby letter of credit.

3.       RESEARCH AND DEVELOPMENT AGREEMENTS

     In April 1996, the Company entered into a collaborative agreement with Genentech, Inc. ("Genentech") to jointly develop hull24 (anti-CD11a), for treatment of psoriasis and for organ transplant rejection. In connection therewith, Genentech purchased 1.5 million shares of common stock for approximately $9 million and has agreed to fund the Company's development costs for hull24 until the completion of Phase II clinical trials through a series of convertible subordinated notes. During 1996, Genentech made loans totaling $13.5 million ($5.0 and $8.5 million, respectively, for funding 1996 and 1997 clinical trials and development costs) to XOMA under this arrangement. An additional loan of $10.0 million was made in December 1997 to fund 1998 costs. Under the terms of the agreement, the Company will scale up and develop hull24 and bring it through Phase II clinical trials. After completion of Phase II trials, Genentech will determine the product's future development strategy.

     In May 1996, the Company announced the granting of an exclusive license to Genentech, including a sublicense to IDEC Pharmaceuticals Corporation, to intellectual property covering the therapeutic use of chimeric IgG1 antibodies specific to the CD20 antigen on the surface of human B-cells. The Company received an initial cash payment of $3.0 million and the right to receive royalties on the sale of products employing the anti-CD20 technology that are sold in the United States and in other countries where the Company held relevant patents. In December 1997, the Company assigned the related patents and royalty rights to Pharmaceutical Partners, LLC for $17.0 million and recognized this amount as license fee revenue.

     In June 1994, the Company assigned its exclusive worldwide rights in T cell receptor ("TCR") peptide technology to Connetics. The Company received a promissory note in the amount of $1.4 million and warrants to purchase 450,000 shares of Connetics. stock, and will receive milestone payments and royalties on product sales. In 1995, the Company received an additional note in the amount of $0.8 million pursuant to the terms of the original assignment. The notes were paid in full in February 1996 and the warrants cancelled.

     In 1995, XOMA and Pfizer modified the funding arrangement of the then current E5(R) clinical trial and of certain patent litigation costs. As a result, the Company recorded a $4.3 million gain in Other income.

In June 1997, the Company announced that Pfizer had ended its agreements with the Company relating to monoclonal antibody-based products for the treatment of gram-negative sepsis, which resulted in the elimination of the contingent $22.4 million liability to Pfizer.

     XOMA has granted licenses to a number of biotechnology and pharmaceutical companies for use of patented and proprietary technologies relating to a bacterial expression system used to manufacture recombinant pharmaceutical products. Licensees include: Affymax Research Institute, Cantab Pharmaceuticals Research Ltd, Eli Lilly and Company, Enzon, Inc., the Hoechst Group, ICOS Corporation, Pasteur Merieux Serums & Vaccins, and The Pharmacia & Upjohn Group.

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

Preferred Stock

     In August 1997, the Company completed a private placement exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) thereof, issuing 1,250 shares in the form of 5% Convertible Preferred Stock, Series G ("Series G Preferred") for proceeds of approximately $12.1 million net of cash issuance costs. The same investors have also committed to provide additional financing of up to $12.5 million at XOMA's option, subject to certain conditions.

     Conversions of Series G Preferred will be based on the price of Common Stock at the time of conversion. There is no initial discount on the conversion price, but a discount of 2% will be added for each month the Series G Preferred is held, up to a maximum discount of 14%, for which an additional $1.3 million has been added to dividends and charged to Paid-in capital as of December 31, 1997. No conversions were permitted below a price of $7.80 for the first 60 days. The maximum conversion price for the first six months was $9.10. There are certain restrictions on the volume of sales of underlying Common Stock by the investors. The investors also received three-year warrants to purchase up to a total of 432,000 common shares at a price of $10.00 per share. The additional funding commitment also provides for limits on conversion price and trading, and additional warrants, all based on the market price of Common Stock at the time such funding is provided. Additional warrants to purchase 54,000 common shares at the $10.00 price were issued to the placement agents.

     In September 1996, the Company completed a private placement exempt from registration under the Securities Act of 1933 in reliance on Regulation D thereunder, issuing 1,600 shares of its Convertible Preferred Stock, Series F ("Series F Preferred") for proceeds of approximately $15.0 million net of issuance costs. As of December 31, 1996, all of the Series F Preferred, plus accrued dividends, had been converted into 5,269,870 shares of Common Stock.

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

     In August 1995, the Company issued 4,799 shares of its Convertible Preferred Stock, Series C ("Series C Preferred") to foreign investors in an offering exempt from registration under the Securities Act of 1933 in reliance on Regulation S thereunder. The offering yielded proceeds to the Company of $4.1 million net of issuance costs. As of December 31, 1995, all of the Series C Preferred, plus accrued dividends, had been converted into 2,728,190 shares of Common Stock.

     In December 1993, the Company issued 18,775 shares of Senior Convertible Preferred Stock, Series B ("Series B Preferred") to two investors for proceeds of $17.7 million net of issuance costs. Costs of the issue were approximately $1.1 million. An additional 250 shares of Series B Preferred were issued to the placement agent as part of the fee for investment banking services.

     In May 1994, the placement agent converted all 250 of its shares of preferred stock into 47,595 shares of Common Stock. The amounts payable as dividends at December 31, 1994 were paid with 252,745 shares of common stock in January of 1995. During 1995, 7,808 shares of the Series B Preferred had been converted into 1,501,731 shares of Common Stock. The remaining 7,807 shares were converted into 1,648,115 shares of Common Stock in 1996 prior to the June 1996 dividend date.

     The Company has authorized 650,000 shares of Series A Cumulative Preferred Stock of which none were outstanding at December 31, 1997, 1996 and 1995. (See "Stockholder Rights Plan", below.)

Convertible Notes and Debentures

     Under the arrangement with Genentech (see Note 3) the Company receives funding for development of hull24 in the form of convertible subordinated notes due 2005 at interest rates of LIBOR plus 1% compounded and reset at the end of June and December each year. Interest is payable at maturity. The Company has received $5.0 million and $8.5 million of these loans, respectively, in April and December of 1996, and a further $10.0 million in December 1997. The notes are convertible into one share of Series E Preferred Stock (7,500 shares are so designated) for each $10,000 in notes. The Series E Preferred Stock is convertible into common stock. The cumulative amount of interest accrued was $1.2 million and $0.3 million as of December 31, 1997 and 1996, respectively.

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

     The amounts charged to expense under the Incentive Plan were $0.8 million, $0.7 million and $0.6 million for the plan years 1997, 1996 and 1995 respectively.

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

5.       STOCK OPTIONS AND WARRANTS

     At December 31, 1997, the Company had three stock-based compensation plans, which are described below. The aggregate number of shares of Common Stock that may be issued under these plans is 5,300,000 shares.

Stock Option Plan

     Under the Company's amended 1981 Stock Option Plan (the "Option Plan"), qualified and non-qualified options of the Company's Common Stock may be granted to certain employees and other individuals as determined by the Board of Directors at not less than the fair market value of the stock at the date of grant. Options granted under the Option Plan may be exercised when vested and expire five years and two months to ten years from the date of grant or three months from the date of termination of employment. Options granted generally vest over five years. The Option Plan will terminate on November 15, 2001. As of December 31, 1997, options covering 3,132,386 shares of Common Stock were outstanding under the Option Plan.

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

     The Company has granted options with exercise prices at 85% of fair market value on the date of grant. Up to 1,200,000 shares are authorized for issuance under the Restricted Plan. As of December 31, 1997, options covering 537,479 shares of Common Stock were outstanding under the Restricted Plan.

     The Company amortizes deferred compensation, which is the difference between the issuance price or exercise price and the fair market value of the shares as determined by the Board of Directors at the date of sale or grant over the period benefited.

Directors Stock Option Plan

     In 1992, the stockholders approved a Directors Stock Option Plan (the "Directors Plan") which provides for the issuance of options to purchase shares of Common Stock to non-employee directors of the Company at 100% of the fair market value of the stock on the date of the grant. Up to 150,000 shares are authorized for issuance during the term of the Directors Plan. Options vest on the date of grant and have a term of up to ten years. As of December 31, 1997, options for 50,000 shares of Common Stock were outstanding under the Directors Plan.

     The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, the financial statements reflect amortization of compensation resulting from options granted at exercise prices which were below market price at the grant date. Had compensation cost for the Company's stock-based compensation plans been based on the fair value at the grant dates for awards under these plans consistent with the provisions of FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31 (in thousands except per share amounts):

                                                     1997                   1996                    1995
                                                     ----                   ----                    ----

Net loss                  As reported             $(15,765)                $(29,110)              $(22,472)
                          Pro forma               $(17,639)                $(30,213)              $(23,953)

Net loss per share        As reported              $  (0.44)               $  (0.90)              $  (0.97)
                          Pro forma                $  (0.48)               $  (0.94)              $  (1.04)

     The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years indicated below:

                                 1997            1996           1995
                                 ----            ----           ----
Dividend yield                    0%              0%             0%
Expected volatility              71%              73%            73%
Risk-free interest rate          6.3%            5.2%           7.6%
Expected life                  7 years          7 years        6 years

     A summary of the status of the Company's stock option plans as of December 31, 1997, 1996, and 1995, and changes during years ending on those dates is presented below:

                                      1997                        1996                          1995
                                      ----                        ----                          ----
OPTIONS:                       Shares        Price*      Shares**       Price*        Shares         Price*
                               ------        ------      --------       ------        ------         ------

Outstanding at
   beginning of year          3,196,150     $ 4.50      2,847,017     $  4.50        3,000,692   $   10.33
Granted
              (1)                 1,750       5.36          2,500        4.84           34,000        2.29
              (2)               671,000       6.68        499,750        4.97        2,204,605        2.53
              (3)                    --        --         145,333        5.00            1,250        2.94
Exercised                       (52,422)      2.72        (67,132)       2.68           (5,315)       2.40
Forfeited, Expired
   or Canceled                  (96,613)      4.33       (231,318)       6.40       (2,388,215)       9.97
                              ---------                 ---------                   ----------
Outstanding at end
   of year                    3,719,865       4.92      3,196,150        4.50        2,847,017        4.50
                              =========                 =========                    =========
Exercisable at end
   of year                    2,317,321                 1,816,185                    1,310,938
                              =========                 =========                    =========
Weighted average
   fair value of
   options granted
              (1)                             3.89                       2.71                         1.92
              (2)                             4.78                       3.09                         1.51
              (3)                              --                        1.59                         0.99


*    Weighted-average exercise price
**   Includes cancellation and granting of 1,820,385 new options
(1)  Option price less than market price on date of grant
(2)  Option price equal to market price on date of grant
(3)  Option price greater than market price on date of grant


The Company adjusts for forfeitures as they occur.

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                          Options Outstanding                        Options Exercisable
         Range of                Number                                           Number
         --------                ------                                           ------
     Exercise Prices           Outstanding        Life*         Price**         Exercisable         Price**
     ---------------           -----------        ----          -----           -----------         -----

     $ 1.70 - 2.38                329,646          7.1         $ 2.36              184,472         $  2.36
       2.55 - 3.81              1,561,058          7.0           2.57            1,193,839            2.57
       4.06 - 5.94                620,413          6.6           4.79              281,273            4.80
       6.06 - 7.50                976,083          5.9           7.09              472,739            7.38
       7.56 -13.25                 75,700          7.9           8.92               28,033           10.98
      16.36 - 22.75               154,965          2.8          18.68              154,965           18.68
      26.50 - 26.50                 2,000          3.3          26.50                2,000           26.50
     --------------             ---------          ---         ------            ---------         -------

     $ 1.70 - 26.50             3,719,865          6.5         $ 4.92            2,317,321          $ 5.01

*    Weighted-average Remaining Contractual Life
**   Weighted-average Exercise Price

Warrants

     Warrants to purchase 486,000 shares of Common Stock were issued in conjunction with the issuance of the Series G Preferred in August 1997, all of which expire in August 2000, at an exercise price of $10.00 per share. These warrants were valued at $1.1 million in paid-in capital.

     The Company issued warrants valued at $0.8 million in Paid-in capital to purchase 109,739 shares of Common Stock in conjunction with the issuance of the Series F Preferred, one-half of which expire on March 24, 1998 and the remainder expiring on September 24, 1999, at an exercise price of $7.29 per share.

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

6.       COMMITMENTS AND CONTINGENCIES

Clinical Trial

     Due to the termination of E5(R) development in mid-1997, the contingent $22.4 million in future reduced royalties from Pfizer has been eliminated.

Collaborative Agreements and Royalties

     As of December 31, 1997, the Company has commitments under research agreements with universities and other research institutions that require the Company to fund research in the amount of $0.1 million through August 1998. Research and development expenses include research agreement expenses of approximately $0.2 million, $0.3 million, and $0.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company is also obligated to pay royalties, ranging generally from 1.5% to 5% of the selling price of the licensed component and up to 25% of sublicense fee income, to various universities and other research institutions based on future sales or licensing of products that incorporate certain products and technologies developed by those institutions.

Leases

     As of December 31, 1997, the Company leased administrative, research facilities, certain laboratory and office equipment under operating and capital leases expiring on various dates through 2008.

         Future minimum lease commitments are as follows (in thousands):

                                              Capital Leases   Operating Leases

1998                                               $ 753            $ 2,427
1999                                                  --              2,413
2000                                                  --              2,439
2001                                                  --              2,239
2002                                                  --              2,239
Thereafter                                            --             12,378
                                                   -----            -------
Net minimum lease payments                           753            $24,135
                                                                    =======
Less--Amount representing interest expense            46
                                                   -----
Present value of net minimum lease payments          707
Less--Current maturities                             707
                                                   -----
Long-term capital lease obligations                $  --
                                                   =====

     Total rental expense was approximately $2.0 million, $2.0 million, and $2.3 million for the years ended December 31, 1997, 1996, and 1995, respectively.

Legal Proceedings

     In the securities class action lawsuit Warshaw, et al. v. XOMA Corporation, et al., the defendants and plaintiffs reached an agreement on March 14, 1997 to settle all claims for $3.75 million in cash and $2.25 million in Common Stock. By order entered September 8, 1997, the United States District Court for the Northern District of California approved the settlement. All of the cash portion of the settlement has been paid by insurance into a settlement fund administered by an escrow agent. The claims administration process was deemed complete as of December 16, 1997, and on January 7, 1998, XOMA directed its stock transfer agent to issue and distribute to authorized claimants 344,168 shares of Common Stock in accordance with the terms of the court-approved settlement agreement.

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

7.       INCOME TAXES

     The significant components of net deferred tax assets and liabilities as of December 31, are as follows (in millions):

                                                1997                 1996

Property and equipment                       $    2.3              $   2.3
Purchased technology                              5.0                  5.7
Capitalized R&D expense                          62.8                 50.8
Accrued liabilities and other                     2.3                  1.4
Net operating loss carryforwards                 61.7                 66.8
R&D and other credit carryforwards               14.1                 13.0
Valuation allowance                            (148.2)              (140.0)
                                              -------              -------
Total deferred tax asset                      $    --              $    --
                                              =======              =======

     The net change in the valuation allowance was a $8.2 million and a $13.1 million increase for the years ended December 31, 1997 and 1996, respectively.

     XOMA's accumulated federal and state tax net operating losses ("NOLs") and credits as of December 31, 1997 are as follows:

                                       Amounts                Expiration
                                    (in millions)               Dates
Federal
   NOLs                               $ 186.4                 2001-2013
   Credits                               10.3                 1998-2013

State
   NOLs                                  26.5                 1998-2003
   Credits                                3.8                 2005-2013

     For the year ended December 31, 1997 the Company had taxable income of $12.5 million and $11.1 million for Federal income tax and State tax, respectively. Except for the impact of Federal alternative minimum tax, which was not material, these taxable income amounts were offset by NOL and tax credit carryforwards. These amounts are subject to audit by federal and state tax authorities and could change.

     Certain future changes in the ownership of significant shareholders could limit utilization of the Company's tax NOLs and credits.

8.       RELATED PARTY TRANSACTIONS

     In 1993, the Company granted a short-term, secured loan to an officer, director and stockholder of the Company.

9.       DEFERRED SAVINGS PLAN

     Under section 401(k) of the Internal Revenue Code of 1986, the Board of Directors adopted, effective June 1, 1987, a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 14% of their total salary, up to a maximum for 1997 of $9,500. The Company may, at its sole discretion, make contributions each plan year, in cash or in shares of the Company's Common Stock in amounts which match up to 50% of the salary deferred by the participants. The expense of these contributions was $233,000, $243,000, and $326,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

                                INDEX TO EXHIBITS

Exhibit
Number

3.1     Restated Certificate of Incorporation, as amended.

3.1A Certificate of Amendment of Restated Certificate of Incorporation (Exhibit 4.2).1

3.2     Amended and Restated Bylaws.

3.3 Stockholder Rights Agreement dated October 27, 1993 between the Company and First Interstate Bank of California, as Rights Agent, including Certificate of Designation of Preferences and Rights of Series A Cumulative Preferred Stock (Exhibit 1).2

3.4 Certificate of Designation of Preferences and Rights of Senior Convertible Preferred Stock, Series B.

3.5 Certificate of Designation of Preferences and Rights of Convertible Preferred Stock, Series C (Exhibit 3.4).3

3.6 Certificate of Designations of Non-Voting Cumulative Convertible Preferred Stock, Series D (Exhibit 4.4).4

3.7 Certificate of Designation of Convertible Preferred Stock, Series E (Exhibit 4.5).4

3.8 Amended Certificate of Designation of Convertible Preferred Stock, Series E (Exhibit 4.7).1

3.9 Certificate of Designations of Non-Voting Cumulative Convertible Preferred Stock, Series F (Exhibit 4.8).1

3.10 Form of Common Stock Purchase Warrant issued in connection with offering of Series F Preferred Stock (Exhibit 4.9).1

3.11 Certificate of Designation of Convertible Preferred Stock, Series G (Exhibit 2).5

3.12 Form of Common Stock Purchase Warrant issued in connection with offering of Series G Preferred Stock (Exhibit 3).5

10.1    1981 Stock Option Plan as amended and restated.

10.1A   Form of Stock Option Agreement for 1981 Stock Option Plan.

10.2    Restricted Stock Plan as amended and restated.

10.2A   Form of Stock Option Agreement for Restricted Stock Plan.

10.2B   Form of Restricted Stock Purchase Agreement for Restricted Stock Plan.

10.3    1985 Non-Qualified Stock Option Plan and form of Stock Option Agreement.

10.3A   Form of Assumption Agreement for 1985 Non-Qualified Stock Option Plan.

10.3B   Amendment to 1985 Non-Qualified Stock Option Plan.

10.4    1992 Directors Stock Option Plan as amended and restated.

10.4A Form of Stock Option Agreement for 1992 Directors Stock Option Plan (initial grants).

10.4B Form of Stock Option Agreement for 1992 Directors Stock Option Plan (subsequent grants).

10.5    Management Incentive Compensation Plan.

10.6    Form of indemnification agreement for officers.

10.7    Form of indemnification agreement for employee directors.

10.8    Form of indemnification agreement for non-employee directors.

10.9    Employment Agreement dated April 29, 1992 between the Company and John
        L. Castello.

10.10   Employment Agreement dated April 1, 1994 between the Company and Peter
        B. Davis (Exhibit 10.47).6

10.11 Employment Agreement dated March 29, 1997 between the Company and Patrick J. Scannon, M.D., Ph.D.

10.12 Lease of premises at 890 Heinz Street, Berkeley, California dated as of July 22, 1987.

10.13 Lease of premises at Building E at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of April 21, 1988.

10.14 Lease of premises at Building C at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of August 26, 1987.

10.15 Letter of Agreement regarding CPI adjustment dates for leases of premises at Buildings C, E and F at Aquatic Park Center, Berkeley, California dated as of July 22, 1987.

10.16 Lease of premises at 2910 Seventh Street, Berkeley, California dated March 25, 1992.

10.17 Lease dated June 22, 1992, between the Company and Richard B. Gomez, Josephine L. Gomez, TTEE-U/A/D, 10,31-90, FBO Gomez Family Trust.

10.18   Sublease dated January 20, 1997, between the Company and UroGenesys,
        Inc.

10.19 Lease dated October 2, 1992, between the Company and Virginia Merritt, as Trustee of the Bowman Merritt and Virginia Merritt Trust.

10.19A First Extension of Lease dated April 23, 1997, between the Company and Virginia Merritt and Kim Merritt Campot, as Trustees of the Bowman Merritt and Virginia Merritt 1987 Trust.

10.20 License Agreement dated September 3, 1986 between the Company and the Regents of the University of California (with certain confidential information deleted).

10.21 Research, Development and Option Agreement, License Agreement, Supply Agreement, and Security Agreement all dated as of June 9, 1987 between the Company and Pfizer, Inc. (with certain confidential information deleted).

10.22 Manufacturing Agreement dated as of January 1, 1991 between the Company and Pfizer, Inc.

10.23 Letter Agreement dated July 14, 1993 between the Company and Pfizer, Inc. (with certain confidential information deleted) (Exhibit 10.41).7

10.24 Letter Agreement dated November 7, 1995 between the Company and Pfizer, Inc. (with certain confidential information deleted) (Exhibit 10.48).3

10.25 Settlement Agreement for Litigation with Centocor dated July 28, 1992 (with certain confidential information deleted).

10.26 Supply Agreement effective February 27, 1989 between the Company and Charles River Biotechnical Services, Inc. (with certain confidential information deleted).

10.26A Amendment Agreement dated as of October 17, 1991 between the Company and Charles River Laboratories, Inc. (with certain confidential information deleted).

10.27 License Agreement dated as of August 31, 1988 between the Company and Sanofi (with certain confidential information deleted).

10.28 Amended and Restated Research and License Agreement dated September 1, 1993 between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission).

10.28A Third Amendment to License Agreement dated June 12, 1997 between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission).

10.29 Cross License Agreement dated December 15, 1993 between Research Development Foundation and the Company (with certain confidential information deleted) (Exhibit 10.42).7

10.30 Cross License Agreement dated December 15, 1993 between the Company and Research Development Foundation (with certain confidential information deleted) (Exhibit 10.43).7

10.31 Technology Acquisition Agreement dated June 3, 1994 between Connective Therapeutics, Inc. (now called Connetics Corporation) and the Company (with certain confidential information deleted) (Exhibit 10.46).6

10.32 Collaboration Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission (Exhibit 10.1).1

10.33 Common Stock and Convertible Note Purchase Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.2).1

10.33 Convertible Subordinated Note Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.3).1

10.33A Amendment to Convertible Subordinated Note Agreement, dated as of June 13, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.4).1

10.34 Form of Preferred Stock Subscription Agreement by and between the Company and the purchasers of Series F Preferred Stock (Exhibit 10.5).1

10.35 Form of Registration Rights Agreement by and between the Company and the purchasers of Series F Preferred Stock (Exhibit 10.6).1

10.36 Form of Convertible Preferred Stock Purchase Agreement by and between the Company and the purchasers of Series G Preferred Stock (Exhibit 4).5

10.37 Form of Registration Rights Agreement by and between the Company and the purchasers of Series G. Preferred Stock (Exhibit 5).5

10.38 Patent and Exclusive License Purchase Agreement by and between Pharmaceutical Partners, L.L.C. and the Company dated as of December 30, 1997 (Exhibit 2).8

16.1    Letter re: change of certifying accountant.9

23.1    Consent of Independent Public Accountants.

27.1    Financial Data Schedule.

-------------------------

Footnotes

1 Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-3 filed June 28, 1996 (File No. 333-07263).

2 Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated October 27, 1993 (File No. 0-14710).

3 Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-14710).

4 Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-3 filed April 12, 1996 (File 333-02493).

5 Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated August 13, 1997 (File No. 0-14710).

6 Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-14710).

7 Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-14710).

8 Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated December 30, 1997 (File No. 0-14710).

9    To be filed by amendment.