Form 10-K/A
period 1997-12-31
XOMA CORP /DE/
filed 1998-03-26
CIK 791908

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

                                     PART II

Item 9.  Change in Accountants

     As previously reported, on March 19, 1998, XOMA Corporation (the "Company") appointed Ernst & Young, LLP ("Ernst & Young") to serve as the Company's independent accountants for 1998, the ratification of which appointment will be submitted to the stockholders at the Company's 1998 annual meeting.

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

     The Company has authorized Arthur Andersen to respond fully to the inquiries of Ernst & Young. The letter from Arthur Andersen addressed to the Securities and Exchange Commission, as required by Item 304 (a) (3) of Regulation S-K, is filed as an exhibit to this Annual Report on Form 10-K, as amended.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1998.

                                   XOMA CORPORATION


                                   By /s/ JOHN L. CASTELLO
                                      ---------------------------------
                                          John L. Castello,
                                          Chairman of the Board, President
                                          and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                 Date
---------                   -----                                 ----

/s/ JOHN L. CASTELLO        Chairman of the Board, President
--------------------------- and Chief Executive Officer
(John L. Castello)                                                March 26, 1998

/s/ PATRICK J. SCANNON      Chief Scientific and Medical
--------------------------- Officer and Director
(Patrick J. Scannon)                                              March 26, 1998

/s/ PETER B. DAVIS          Vice President, Finance and Chief
--------------------------- Financial Officer (Principal
(Peter B. Davis)            Financial and Accounting Officer)     March 26, 1998

/s/ JAMES G. ANDRESS        Director                              March 26, 1998
---------------------------
(James G. Andress)

/s/ WILLIAM K. BOWES, JR.   Director                              March 26, 1998
---------------------------
(William K. Bowes, Jr.)

/s/ ARTHUR KORNBERG         Director                              March 26, 1998
---------------------------
(Arthur Kornberg)

/s/ STEVEN C. MENDELL       Director                              March 26, 1998
---------------------------
(Steven C. Mendell)

/s/ W. DENMAN VAN NESS      Director                              March 26, 1998
---------------------------
(W. Denman Van Ness)

                                INDEX TO EXHIBITS

Exhibit
Number

3.1     Restated Certificate of Incorporation, as amended.*

3.1A Certificate of Amendment of Restated Certificate of Incorporation (Exhibit 4.2).1

3.2     Amended and Restated Bylaws.*

3.3 Stockholder Rights Agreement dated October 27, 1993 between the Company and First Interstate Bank of California, as Rights Agent, including Certificate of Designation of Preferences and Rights of Series A Cumulative Preferred Stock (Exhibit 1).2

3.4 Certificate of Designation of Preferences and Rights of Senior Convertible Preferred Stock, Series B.*

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

3.9 Certificate of Designations of Non-Voting Cumulative Convertible Preferred Stock, Series F (Exhibit 4.8).1

3.10 Form of Common Stock Purchase Warrant issued in connection with offering of Series F Preferred Stock (Exhibit 4.9).1

3.11 Certificate of Designation of Convertible Preferred Stock, Series G (Exhibit 2).5

3.12 Form of Common Stock Purchase Warrant issued in connection with offering of Series G Preferred Stock (Exhibit 3).5

10.1    1981 Stock Option Plan as amended and restated.*

10.1A   Form of Stock Option Agreement for 1981 Stock Option Plan.*

10.2    Restricted Stock Plan as amended and restated.*

10.2A   Form of Stock Option Agreement for Restricted Stock Plan.*

10.2B   Form of Restricted Stock Purchase Agreement for Restricted Stock Plan.*

10.3    1985 Non-Qualified Stock Option Plan and form of Stock Option
        Agreement.*

10.3A   Form of Assumption Agreement for 1985 Non-Qualified Stock Option Plan.*

10.3B   Amendment to 1985 Non-Qualified Stock Option Plan.*

10.4    1992 Directors Stock Option Plan as amended and restated.*

10.4A Form of Stock Option Agreement for 1992 Directors Stock Option Plan (initial grants).*

10.4B Form of Stock Option Agreement for 1992 Directors Stock Option Plan (subsequent grants).*

10.5    Management Incentive Compensation Plan.*

10.6    Form of indemnification agreement for officers.*

10.7    Form of indemnification agreement for employee directors.*

10.8    Form of indemnification agreement for non-employee directors.*

10.9    Employment Agreement dated April 29, 1992 between the Company and John
        L. Castello.*

10.10   Employment Agreement dated April 1, 1994 between the Company and Peter
        B. Davis (Exhibit 10.47).6

10.11 Employment Agreement dated March 29, 1997 between the Company and Patrick J. Scannon, M.D., Ph.D.*

10.12 Lease of premises at 890 Heinz Street, Berkeley, California dated as of July 22, 1987.*

10.13 Lease of premises at Building E at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of April 21, 1988.*

10.14 Lease of premises at Building C at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of August 26, 1987.*

10.15 Letter of Agreement regarding CPI adjustment dates for leases of premises at Buildings C, E and F at Aquatic Park Center, Berkeley, California dated as of July 22, 1987.*

10.16 Lease of premises at 2910 Seventh Street, Berkeley, California dated March 25, 1992.*

10.17 Lease dated June 22, 1992, between the Company and Richard B. Gomez, Josephine L. Gomez, TTEE-U/A/D, 10,31-90, FBO Gomez Family Trust.*

10.18   Sublease dated January 20, 1997, between the Company and UroGenesys,
        Inc.*

10.19 Lease dated October 2, 1992, between the Company and Virginia Merritt, as Trustee of the Bowman Merritt and Virginia Merritt Trust.*

10.19A First Extension of Lease dated April 23, 1997, between the Company and Virginia Merritt and Kim Merritt Campot, as Trustees of the Bowman Merritt and Virginia Merritt 1987 Trust.*

10.20 License Agreement dated September 3, 1986 between the Company and the Regents of the University of California (with certain confidential information deleted).*

10.21 Research, Development and Option Agreement, License Agreement, Supply Agreement, and Security Agreement all dated as of June 9, 1987 between the Company and Pfizer, Inc. (with certain confidential information deleted).*

10.22 Manufacturing Agreement dated as of January 1, 1991 between the Company and Pfizer, Inc.*

10.23 Letter Agreement dated July 14, 1993 between the Company and Pfizer, Inc. (with certain confidential information deleted) (Exhibit 10.41).7

10.24 Letter Agreement dated November 7, 1995 between the Company and Pfizer, Inc. (with certain confidential information deleted) (Exhibit 10.48).3

10.25 Settlement Agreement for Litigation with Centocor dated July 28, 1992 (with certain confidential information deleted).*

10.26 Supply Agreement effective February 27, 1989 between the Company and Charles River Biotechnical Services, Inc. (with certain confidential information deleted).*

10.26A Amendment Agreement dated as of October 17, 1991 between the Company and Charles River Laboratories, Inc. (with certain confidential information deleted).*

10.27 License Agreement dated as of August 31, 1988 between the Company and Sanofi (with certain confidential information deleted).*

10.28 Amended and Restated Research and License Agreement dated September 1, 1993 between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission).*

10.28A Third Amendment to License Agreement dated June 12, 1997 between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission).*

10.29 Cross License Agreement dated December 15, 1993 between Research Development Foundation and the Company (with certain confidential information deleted) (Exhibit 10.42).7

10.30 Cross License Agreement dated December 15, 1993 between the Company and Research Development Foundation (with certain confidential information deleted) (Exhibit 10.43).7

10.31 Technology Acquisition Agreement dated June 3, 1994 between Connective Therapeutics, Inc. (now called Connetics Corporation) and the Company (with certain confidential information deleted) (Exhibit 10.46).6

10.32 Collaboration Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission (Exhibit 10.1).1

10.33 Common Stock and Convertible Note Purchase Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.2).1

10.33 Convertible Subordinated Note Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.3).1

10.33A Amendment to Convertible Subordinated Note Agreement, dated as of June 13, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.4).1

10.34 Form of Preferred Stock Subscription Agreement by and between the Company and the purchasers of Series F Preferred Stock (Exhibit 10.5).1

10.35 Form of Registration Rights Agreement by and between the Company and the purchasers of Series F Preferred Stock (Exhibit 10.6).1

10.36 Form of Convertible Preferred Stock Purchase Agreement by and between the Company and the purchasers of Series G Preferred Stock (Exhibit 4).5

10.37 Form of Registration Rights Agreement by and between the Company and the purchasers of Series G. Preferred Stock (Exhibit 5).5

10.38 Patent and Exclusive License Purchase Agreement by and between Pharmaceutical Partners, L.L.C. and the Company dated as of December 30, 1997 (Exhibit 2).8

16.1    Letter re: change of certifying accountant.

23.1    Consent of Independent Public Accountants.*

27.1    Financial Data Schedule.*

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

*        Previously filed.