Form 10-Q
period 1998-03-31
XOMA CORP /DE/
filed 1998-05-08
CIK 791908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
         (mark one)

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For Quarterly Period Ended March 31, 1998

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
(State or other jurisdiction of             (I.R.S. Employed Identification No.)
incorporation or organization)

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

                           Yes  X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock $.0005 par value                         40,806,448
          Class                               Outstanding at March 31, 1998

                                XOMA CORPORATION

                                TABLE OF CONTENTS

                                                                         Page

PART I   FINANCIAL INFORMATION

         Item 1  Financial Statements
                 Condensed Balance Sheets as of
                 March 31, 1998 and December 31, 1997..................   1

                 Condensed Statements of Operations
                 for the Three Months Ended
                 March 31, 1998 and 1997...............................   2

                 Condensed Statements of
                 Cash Flows for the Three Months Ended
                 March 31, 1998 and 1997...............................   3

                 Notes to Condensed
                 Financial Statements .................................   4

         Item 2  Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations............................................   5

PART II  OTHER INFORMATION

         Items 1 through 5 are either inapplicable or nonexistent and therefore are omitted from this report.

         Item 6  Exhibits and Reports on Form 8-K ....................    7

Signatures............................................................    8


                                XOMA CORPORATION,

                            CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                            March 31         December 31
                                                              1998               1997
                                                           (Unaudited)       (Unaudited)

Assets:
         Cash and Cash Equivalents                        $    23,267        $      37,225
         Short-term Investments                                22,430               17,921
         Other Receivables                                        338                  351
         Other Current Assets                                     242                  142
                                                          -----------        -------------
                  Total Current Assets                         46,277               55,639
                                                          -----------        -------------
         Property and Equipment                                30,756               30,478
         Accumulated Depreciation                             (26,338)             (25,914)
         Assets Held for Sale                                   4,442                4,442
         Other Assets                                             131                  131
                                                          -----------        -------------
                                                          $    55,268        $      64,776
                                                          ===========        =============
Liabilities and Stockholders' Equity:
         Accounts Payable                                 $     1,289        $       1,644
         Other Current Liabilities                              5,893                7,119
                                                          -----------        -------------
                  Total Current Liabilities                     7,182                8,763
                                                          -----------        -------------
         Convertible Notes                                     25,198               24,773
                                                          -----------        -------------
                  Total Non-current Liabilities                25,198               24,773
                                                          -----------        -------------
         Stockholders' Equity                                  22,888               31,240
                                                          -----------        -------------
                                                          $    55,268        $      64,776
                                                          ===========        =============

See accompanying notes to financial statements.


                                XOMA CORPORATION


                       CONDENSED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands except per share data)



                                                                       Three Months Ended
                                                                            March 31
                                                                     1998               1997
                                                                     ----               ----

Revenues:
         License Fees                                          $          25       $       657
         Product Sales and Royalties                                      21                17
                                                               -------------       -----------
                                                                          46               674
                                                               -------------       -----------
Expenses:
         Research and Development                                      9,172             7,470
         General and Administrative                                    1,442             1,578
                                                               -------------       -----------
                                                               $      10,614             9,048
                                                               -------------       -----------
Loss from Operations                                           $     (10,568)           (8,374)
Other Income (Expense):
         Investment Income                                               693               592
         Interest Expense and Other                                     (432)             (232)
                                                               -------------       ------------
Net Loss                                                       $     (10,307)      $     (8,014)
                                                               =============       ============
Basic and Diluted Net Loss per Share                           $       (0.27)      $      (0.20)
Weighted Average Common
Shares Outstanding                                                    40,531             39,619

See accompanying notes to financial statements.

                                XOMA CORPORATION


                       CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)



                                                                              Three Months Ended
                                                                                   March 31
                                                                             1998               1997
                                                                             ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash provided by (used in) operating activities                $   (9,045)        $    (7,140)
                                                                        ----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of Short-term Investments                           95,969              46,699
     Payments for purchase of Short-term Investments                      (100,478)            (35,434)
     Capital expenditures                                                     (279)               (160)
                                                                        ----------         -----------
         Net cash provided by (used in) investing activities                (4,788)             11,105
                                                                        ----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of Common Stock, net                                12                 126
     Capital lease principal payments                                         (137)               (116)
                                                                        ----------         -----------
         Net cash provided by (used in) financing activities                  (125)                 10
                                                                        ----------         -----------
     Net increase (decrease) in Cash and Cash Equivalents                  (13,958)              3,975
     Cash and Cash Equivalents at beginning of period                       37,225               1,213
                                                                        ----------         -----------
     Cash and Cash Equivalents at end of period                         $   23,267         $     5,188
                                                                        ==========         ===========

See accompanying notes to financial statements.

                                XOMA CORPORATION


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Basis of Presentation

     The interim information contained herein is unaudited but, in management's opinion, includes all normal recurring adjustments which are necessary for a fair presentation of results for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1997.


2.       Supplemental Cash Flow Information

     In the first quarter of 1998, the Company satisfied a $1.9 million obligation under the terms of a litigation settlement by issuing 344,168 shares of common stock, contributed $0.1 million to the Company's management incentive compensation program by issuing 26,710 shares of common stock, and paid dividends of $0.1 million on convertible preferred stock by issuing 12,567 shares of common stock upon conversion. Tax payments were $0.3 million.


3.       New Accounting Standards

     In 1998, the Company must report its results of operations and financial position based upon the recently issued Statements of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income," SFAS No. 131 "Disclosures about Segments of an Enterprise", and SFAS No. 132 "Employers' Disclosures about Pension and Other Postretirement Benefits." None of these statements has had a material effect on the Company's financial statements for the periods ended March 31, 1998 and March and December 31, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:


First quarter revenues were not significant in 1998 and were $0.7 million in 1997, primarily related to licensing income.

Research and development expenses increased to $9.2 million in the first three months of 1998, compared with $7.5 million in the 1997 period. The increase was due primarily to spending on clinical trials and manufacturing of the Company's Neuprex(TM) and hu1124 products. General and administrative spending decreased to $1.4 million in the first three months of 1998, compared with $1.6 million in the 1997 period.

Investment income was slightly higher in the first three months of 1998 compared to 1997 due to a higher average investment balance. The increase in interest expense and other in the first three months of 1998 over 1997 was primarily due to interest on a $11.0 million higher balance of the convertible note payable to Genentech on which interest accrues at six-month LIBOR plus 1%.


Liquidity and Capital Resources:


The Company's cash, cash equivalents and short-term investments totaled $45.7 million as of March 31, 1998 compared with $55.1 million as of December 31, 1997. Net cash used in operating activities was $9.0 million in the first three months of 1998, compared with $7.1 million in the 1997 period. The Company's cash, cash equivalents and short-term investments are expected to continue to decrease while the Company pursues U.S. Food and Drug Administration licensure except to the extent the Company secures additional funding.

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


Forward Looking Statements:


Certain statements contained herein that are not related to historical facts may constitute "forward looking" information, as that term is defined in the Private Securities Litigation Re-form Act of 1995. Such statements are based on the Company's current beliefs as to the outcome and timing of future events, and actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. The forward looking statements involve risks and uncertainties including, but not limited to, risks and uncertainties related to regulatory approvals, product efficacy and development, the Company's financing needs and opportunities, scale-up and marketing capabilities, intellectual property protection, competition, stock price volatility and other risk factors referred to herein and in other of the Company's Securities and Exchange Commission filings.

PART II - OTHER INFORMATION


Item 1    Legal Proceedings.  None.

Item 2    Changes in Securities.  None.

Item 3    Defaults Upon Senior Securities.  None.

Item 4    Submission of Matters to a Vote of Security Holders. None.

Item 5    Other Information.  None.

Item 6    Exhibits and Reports on Form 8-K.

             (a)  Exhibit 10.1    First Amendment to Convertible Preferred Stock
                                  Agreement, dated as of January 1, 1998
                  Exhibit 27.1    Financial Data Schedule

             (b)  Current Reports on Form 8-K.  None.

                                XOMA CORPORATION



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    XOMA CORPORATION




Date:  May 8, 1998                  By:  /s/ JOHN L. CASTELLO
                                         --------------------
                                         John L. Castello
                                         Chairman of the Board, President and
                                         Chief Executive Officer





Date:  May 8, 1998                  By:  /s/ PETER B. DAVIS
                                         ------------------
                                         Peter B. Davis
                                         Vice President, Finance and
                                         Chief Financial Officer