Form 10-Q
period 1998-06-30
XOMA CORP /DE/
filed 1998-08-03
CIK 791908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(mark one)
            [X] Quarterly Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934
                For Quarterly Period Ended June 30, 1998

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

                             Yes X       No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock $.0005 par value                    42,517,621
-----------------------------         ------------------------------
              Class                    Outstanding at June 30, 1998

                                XOMA CORPORATION

                                TABLE OF CONTENTS


                                                                            Page

PART I  FINANCIAL INFORMATION

        Item 1 Financial Statements

               Condensed Balance Sheets as of
               June 30, 1998 and December 31, 1997 ..........................1

               Condensed Statements of Operations
               for the Three and Six Months Ended
               June 30, 1998 and 1997 .......................................2

               Condensed Statements of
               Cash Flows for the Six Months Ended
               June 30, 1998 and 1997........................................3

               Notes to Condensed
               Financial Statements .........................................4

        Item 2 Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations ...................................................6


PART II OTHER INFORMATION


        Items 1, 2, 3 and 5 are either inapplicable or nonexistent and therefore are omitted from this report

        Item 4 Submission of Matters to a Vote of Security
               Holders.......................................................8

        Item 6 Exhibits and Reports on Form 8-K..............................9



Signatures..................................................................11

                                XOMA CORPORATION

                            CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                    June 30,        December 31,
                                                      1998              1997
                                                   (Unaudited)       (Unaudited)
Assets:
       Cash and Cash Equivalents                    $  25,010         $  37,225
       Short-term Investments                          22,740            17,921
       Other Receivables                                  336               351
       Other Current Assets                               236               142
                                                    ---------         ---------
              Total Current Assets                     48,322            55,639

       Property and Equipment                          30,786            30,478
       Accumulated Depreciation                       (26,715)          (25,914)
       Assets Held for Sale                             4,442             4,442
       Other Assets                                       131               131
                                                    ---------         ---------

                                                    $  56,966         $  64,776
                                                    =========         =========


Liabilities and Stockholders' Equity:
       Accounts Payable                             $   2,198         $   1,644
       Other Current Liabilities                        7,810             7,119
                                                    ---------         ---------
              Total Current Liabilities                10,008             8,763

       Convertible Notes                               25,634            24,773

       Stockholders' Equity                            21,324            31,240
                                                    ---------         ---------

                                                    $  56,966         $  64,776
                                                    =========         =========

See accompanying notes to financial statements.

                                XOMA CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands except per share data)


                                                Three Months Ended                   Six Months Ended
                                                     June 30,                             June 30,
                                              1998               1997             1998               1997
                                              ----               ----             ----               ----
Revenues:
     License Fees                            $        36     $       281      $        61      $       938
     Product Sales and Royalties                       1              12               21               29
                                             -----------     -----------      -----------      -----------
                                                      37             293               82              967
                                             -----------     -----------      -----------      -----------

Expenses:
     Research and Development                     10,666           7,776           19,838           15,246
     General and Administrative                    1,308           1,449            2,750            3,027
     Non-recurring Licensing Fee                   2,400              --            2,400               --
                                             -----------     -----------      -----------      -----------
                                                  14,374           9,225           24,988           18,273
                                             -----------     -----------      -----------      -----------

Loss from Operations                             (14,337)         (8,932)         (24,906)         (17,306)

Other Income (Expense):
     Investment Income                               574             530            1,267            1,122
     Interest Expense and Other                     (400)           (263)            (831)            (495)
                                             -----------     -----------      -----------      -----------
Net Loss                                     $   (14,163)    $     8,665)     $   (24,470)     $   (16,679)
                                             ===========     ===========      ===========      ===========

Basic and Diluted Net Loss per Share         $     (0.34)    $     (0.22)     $     (0.61)     $     (0.42)

Weighted Average Common
Shares Outstanding                                41,812          39,672           41,179           39,645



  See accompanying notes to financial statements.

                                XOMA CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                               Six Months Ended
                                                                                   June 30,
                                                                             1998             1997
                                                                             ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash used in operating activities                               $ (18,693)         $ (14,432)
                                                                         ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of Short-term Investments                          102,398             68,111

     Payments for purchase of Short-term Investments                      (107,217)           (53,930)

     Capital expenditures                                                     (624)              (600)
                                                                         ---------          ---------

         Net cash provided by (used in) investing activities                (5,443)            13,581
                                                                         ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock, net                                71                 58

     Proceeds from issuance of Preferred Stock, net                         12,094                 --
     Capital Lease principal payments                                         (244)              (237)
                                                                         ---------          ---------

         Net cash provided by (used in) financing activities                11,921               (179)
                                                                         ---------          ---------

     Net increase (decrease) in Cash and Cash Equivalents                  (12,215)            (1,030)
     Cash and Cash Equivalents at beginning of period                       37,225              1,213
                                                                         ---------          ---------

     Cash and Cash Equivalents at end of period                          $  25,010          $     183
                                                                         =========          =========


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

2. Supplemental Cash Flow Information

In the first quarter of 1998, the Company satisfied an obligation valued at $1.9 million under the terms of a litigation settlement by issuing 344,168 shares of common stock, contributed $0.1 million to the Company's management incentive compensation program by issuing 26,710 shares of common stock, and paid dividends of $0.1 million on convertible preferred stock by issuing 12,567 shares of common stock upon conversion. Tax payments were $0.3 million.


3. New Accounting Standards

In 1998, the Company must report its results of operations and financial position based upon the recently issued Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income," SFAS No. 131 "Disclosures about Segments of an Enterprise", and SFAS No. 132 "Employers' Disclosures about Pension and Other Postretirement Benefits." None of these statements has had a material effect on the Company's financial statements for the periods ended June 30, 1998 and June 30 and December 31, 1997.


4. Financing

In June, 1998, XOMA drew down the remaining $12.5 million of a $25 million private financing arranged in August, 1997 in the form of 5% convertible preferred stock. The principal investors include an affiliate of Credit Suisse First Boston, Southbrook International Investments, Ltd, and HBK Investments, LP.

Conversions to common stock will be based on the market price of XOMA common stock at the time of conversion. There is no initial discount on the conversion price, but a 2% discount will be added for each month the preferred stock is held to a maximum of 12%. No conversions will be permitted below a price of approximately $5.35 per share for the first 60 days; the maximum conversion price for the first six months is approximately $6.24 per share. There are certain restrictions on the volume of sales of underlying common stock by the investors. The investors also receive three-year warrants to purchase up to 550,000 shares of XOMA common stock at $7.00 per share.

5. Non-recurring Licensing Fee

In July, 1998, XOMA signed an exclusive license with Incyte Pharmaceuticals, Inc. ("Incyte") for all of Incyte's patents and patent applications relating to bactericidal/permeability-increasing protein ("BPI"), a human host-defense protein from which XOMA is developing a pipeline of pharmaceutical products. The license provides that XOMA will pay Incyte a royalty on sales of BPI products covered by the license, up to a maximum of $11.5 million. In July, 1998, XOMA made a $1.5 million advance royalty payment consisting of $750,000 in cash and 158,103 shares of XOMA common stock and Incyte also received warrants to purchase 250,000 shares of XOMA common stock at $6.00 per share. The value of the warrants and the prepaid royalties have been included in a $2.4 million non-recurring charge recorded in the second quarter of 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

Revenues in the first six months and the second quarter of 1997 were $1.0 million and $0.3 million, respectively, primarily related to licensing income. Revenues in the first six months and the second quarter of 1998 were not significant.

Research and development expenses in the first six months of 1998 were $4.6 million (30%) higher than for the same period in 1997, reflecting increased spending on clinical trials and manufacturing of the Company's Neuprex(TM) and hu1124 products. The increase was $2.9 million (37%) for the second quarter of 1998 compared to the same period in 1997. The Company anticipates R&D expenditures to continue at similar or somewhat higher levels throughout the rest of 1998, as patient accruals in clinical efficacy trials accelerate further.

For the first six months of 1998, general and administrative expenses were $0.3 million lower compared with the same period in 1997. General and administrative expenses were $0.1 million lower in the second quarter of 1998 compared to the 1997 period.

The second quarter 1998 results also include a non-recurring provision of $2.4 million related to an exclusive license with Incyte for all of Incyte's patents and patent applications relating to BPI. (See Footnote 5 - Non-recurring License Fee.)

Investment income was slightly higher in the first six months of 1998 compared to the same period in 1997 due to a higher average investment balance. The increase in interest expense and other in the first six months of 1998 over the same period in 1997 was primarily due to interest on a $11.0 million higher balance of the convertible note payable to Genentech on which interest accrues at six-month LIBOR plus 1%.



Liquidity and Capital Resources:

The Company's cash, cash equivalents and short-term investments totaled $47.8 million as of June 30, 1998 compared with $55.1 million as of December 31, 1997. Net cash used in operating activities was $18.7 million in the first six months of 1998, compared with $14.4 million in the 1997 period. The Company's cash, cash equivalents and short-term investments are expected to continue to decrease while the Company pursues U.S. Food and Drug Administration licensure except to the extent the Company secures additional funding.

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

PART II - OTHER INFORMATION


Item 1  Legal Proceedings.  None.

Item 2  Changes in Securities.  None.

Item 3  Defaults Upon Senior Securities.  None.

Item 4 Submission of Matters to a Vote of Security Holders. On May 20, 1998, the Company held its annual meeting of stockholders. The following persons (the only nominees) were elected as the Company's directors, having received the indicated votes:


Name                           Votes                Votes               Broker
----                            For               Withheld            Non-Votes
                                ---               --------            ---------

James G. Andress            35,522,781            1,469,331               0
William K. Bowes, Jr.       35,508,764            1,483,348               0
John L. Castello            35,542,132            1,449,980               0
Arthur Kornberg             35,514,250            1,477,862               0
Steven C. Mendell           35,556,944            1,435,168               0
Patrick J. Scannon          35,551,832            1,440,280               0
W. Denman Van Ness          35,533,715            1,458,397               0


In addition, (1) the amendment to the Company's 1981 Stock Option Plan to increase the number of shares issuable over the term of the plan by 1,500,000 shares to 6,650,000 shares in the aggregate was approved, having received 9,648,755 votes for, 4,313,197 votes against, no votes withheld, 388,203 abstentions and 22,641,957 broker non-votes; (2) the adoption of the Company's 1998 Employee Stock Purchase Plan was approved, having received 12,070,682 votes for, 1,755,934 votes against, no votes withheld, 523,539 abstentions and 22,641,957 broker non-votes; and (3) the amendments to the Company's 1992 Directors Stock Option Plan to (i) increase the number of shares for which options will be granted to newly elected non-employee directors from 10,000 shares to 15,000 shares, subject to adjustment, (ii) increase the number of shares for which options will be granted annually to reelected non-employee directors from 1,000 shares to 7,500 shares, (iii) increase the maximum number of shares issuable over the term of the plan by 150,000 shares to 300,000 shares in the aggregate and (iv) increase the maximum number of shares which may be granted to an individual director under the plan by 50,000 shares to 75,000 shares were approved, having received 10,656,141 votes for, 3,092,916 votes against, no votes withheld, 601,098 abstentions and 22,641,957 broker non-votes.

The appointment of Ernst & Young LLP to act as the Company's independent public accountants for the 1998 fiscal year was ratified, having received 36,518,883 votes for, 234,120 votes against, no votes withheld, 239,109 abstentions and no broker non-votes.


Item 5   Other Information.  None.

Item 6   Exhibits and Reports on Form 8-K.

(a)       Exhibit 10.1 Certificate of Designation of Convertible Preferred
                       Stock, Series H (Exhibit 2).(1)

          Exhibit 10.2 Form of Common Stock Purchase Warrant (Series H Warrants)
                       (Exhibit 3).(1)

          Exhibit 10.3 Form of Convertible Preferred Stock Purchase Agreement by
                       and between XOMA Corporation and the purchasers of Series G Preferred Stock and Series H Preferred Stock
                       (Exhibit 4).(2)

          Exhibit 10.4 Form of Registration Rights Agreement by and between XOMA
                       Corporation and the purchasers of Series G Preferred Stock and Series H Preferred Stock (Exhibit 5).(2)

          Exhibit 10.5 License Agreement between Incyte Pharmaceuticals, Inc.
                       and XOMA Corporation effective as of July 9, 1998 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 1).(3)

          Exhibit 10.6 Form of Common Stock Purchase Warrant (Incyte Warrants)
                       (Exhibit 2).(3)

          Exhibit 10.7 Registration Rights Agreement dated as of July 9, 1998 by and among XOMA Corporation and Incyte Pharmaceuticals, Inc. (Exhibit 3).(3)

          Exhibit 27.1 Financial Data Schedule

(b) Current Report on Form 8-K dated June 29, 1998, as amended by Amendment No. 1 thereto on Form 8-K/A dated June 29, 1998 (File No. 0-14710), Items 5 (Other Events) and 7 (Exhibits).

                       Current Report on Form 8-K dated July 16, 1998 (File No. 0-14710), Items 5 (Other Events) and 7 (Exhibits).
----------

1 Incorporated herein by reference to the indicated exhibit to the Company's Current Report in Form 8-K dated June 29, 1998 (File No. 0-14710).

2 Incorporated herein by reference to the indicated exhibit to the Company's Current Report on Form 8-K dated August 18, 1997 (File No. 0-14710).

3 Incorporated herein by reference to the indicated exhibit to the Company's Current Report on Form 8-K dated July 16, 1998 (File No. 0-14710).

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      XOMA CORPORATION



Date:  August 3, 1998                  By: /s/ JOHN L. CASTELLO
                                          --------------------
                                          John L. Castello
                                          Chairman of the Board, President and
                                          Chief Executive Officer






Date:  August 3, 1998                  By: /s/ PETER B. DAVIS
                                          ------------------
                                          Peter B. Davis
                                          Vice President, Finance and
                                          Chief Financial Officer