Form 10-Q
period 1998-09-30
XOMA CORP /DE/
filed 1998-11-16
CIK 791908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
  (mark one)
                 [X]     Quarterly Report Pursuant to Section 13
                         or 15(d) of the Securities Exchange Act of 1934
                      For Quarterly Period Ended September 30, 1998

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

                               Yes X       No __
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock $.0005 par value                           44,874,067
-----------------------------          -----------------------------------------
              Class                          Outstanding at September 30, 1998

                                XOMA CORPORATION

                                TABLE OF CONTENTS
                                                                            Page

PART I  FINANCIAL INFORMATION

        Item 1  Financial Statements

                Condensed Balance Sheets as of
                September 30, 1998 and December 31, 1997 .....................3

                Condensed Statements of Operations
                for the Three and Nine Months Ended
                September 30, 1998 and 1997 ..................................4

                Condensed Statements of
                Cash Flows for the Nine Months Ended
                September 30, 1998 and 1997...................................5

                Notes to Condensed
                Financial Statements .........................................6

        Item 2  Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations ...................................................8


PART II OTHER INFORMATION


        Items 1 through 5 are either inapplicable or nonexistent and therefore are omitted from this report.

        Item 6  Exhibits and Reports on Form 8-K ............................11


Signatures...................................................................12

                                XOMA CORPORATION

                            CONDENSED BALANCE SHEETS
                            (Unaudited, in thousands)


                                             September 30,      December 31,
                                                 1998               1997

Assets:
  Cash and Cash Equivalents                       $ 19,935        $ 37,225
  Short-term Investments                            16,231          17,921
  Other Receivables                                    363             351
  Other Current Assets                                 203             142
                                             --------------     -----------
             Total Current Assets                   36,732          55,639

  Property and Equipment                            30,995          30,478
  Accumulated Depreciation                         (26,930)        (25,914)
  Assets Held for Sale                               4,442           4,442
  Other Assets                                         131             131
                                             --------------     -----------
                                                  $ 45,370        $ 64,776
                                             ==============     ===========

Liabilities and Stockholders' Equity:
  Accounts Payable                                   2,982        $  1,644
  Other Current Liabilities                          6,586           7,119
                                             --------------     -----------
              Total Current Liabilities              9,568           8,763

  Convertible Notes                                 26,063          24,773

   Stockholders' Equity                              9,739          31,240
                                             --------------     -----------
                                                  $ 45,370        $ 64,776
                                             ==============     ===========

See accompanying notes to financial statements.



                                                      XOMA CORPORATION

                                             CONDENSED STATEMENTS OF OPERATIONS
                                       (Unaudited, in thousands except per share data)


                                                     Three Months Ended                      Nine Months Ended
                                                        September 30,                          September 30,
                                                   1998               1997                1998               1997
                                                   ----               ----                ----               ----
Revenues:
   License Fees                              $       757        $       39          $      818         $      977
   Product Sales and Royalties                        --                15                  21                 44
   Contract R&D                                       --                71                  --                 71
                                             -----------        ----------          ----------         ----------
                                                     757               125                 839              1,092
                                             -----------        ----------          ----------         ----------

Expenses:
   Research and Development                       12,747             7,114              32,585             22,360
   General and Administrative                      1,246             1,364               3,996              4,391
   Non-recurring Licensing Fee                        --                --               2,400                 --
                                             -----------        ----------          ----------         ----------
                                                  13,993             8,478              38,981             26,751
                                             -----------        ----------          ----------         ----------

Loss from Operations                             (13,236)           (8,353)            (38,142)           (25,659)


Other Income (Expense):
   Investment Income                                 581               496               1,848              1,618
   Interest Expense and Other                       (454)             (284)             (1,285)              (779)
                                             -----------        ----------          ----------         ----------
Net Loss and Comprehensive Income            $   (13,109)       $   (8,141)         $  (37,579)        $  (24,820)
                                             ===========        ==========          ==========         ==========

Basic and Diluted Net Loss per Share         $     (0.33)       $    (0.21)         $    (0.94)        $    (0.63)

Weighted Average Common
Shares Outstanding                                42,765            39,695              41,729             39,662



  See accompanying notes to financial statements.


                                XOMA CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                          Nine Months Ended
                                                                            September 30,
                                                                        1998               1997
                                                                        ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash used in operating activities                             $ (29,939)         $    (21,321)
                                                                  -----------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of Short-term Investments                        114,013                85,700
  Payments for purchase of Short-term Investments                    (112,323)              (66,504)
  Capital expenditures                                                   (904)               (1,321)
                                                                  -----------        --------------

      Net cash provided by (used in) investing activities                 786                17,875
                                                                  -----------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock, net                              90                    --
  Proceeds from issuance of Preferred Stock, net                       12,094                12,225
  Capital Lease principal payments                                       (321)                 (356)
                                                                  -----------        --------------

      Net cash provided by (used in) financing activities              11,863                11,869
                                                                  -----------        --------------

  Net increase (decrease) in Cash and Cash Equivalents                (17,290)                8,423
  Cash and Cash Equivalents at beginning of period                     37,225                 1,213
                                                                  -----------        --------------

  Cash and Cash Equivalents at end of period                      $    19,935        $        9,636
                                                                  ===========        ==============


  See accompanying notes to financial statements.

                                XOMA CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

The interim information contained in this report is unaudited but, in management's opinion, includes all normal adjustments which are necessary for a fair presentation of results for the periods presented. Interim results do not necessarily indicate expected results for the full year. The financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1997.

2.   Revenue Recognition

Revenue related to collaborative agreements is recognized when earned under the terms of the agreement and when performance obligations have been met and related payments are receivable and non-refundable. Non-refundable licenses and milestone fees are recognized as revenue when the payments are receivable and the Company has no future obligations to perform. In both cases, receivable amounts are recognized when collection is assured.


3.   Supplemental Cash Flow Information

In the first nine months of 1998, the Company satisfied a litigation settlement obligation valued at $1.9 million by issuing 344,168 shares of common stock, contributed $0.1 million to the Company's management incentive compensation program by issuing 26,710 shares of common stock, and paid dividends of $0.4 million on convertible preferred stock by issuing 149,479 shares of common stock upon conversion. Tax payments were $0.3 million. Obligations incurred in the licensing agreement with Incyte Pharmaceuticals, Inc. ("Incyte") were partially satisfied by issuing warrants valued at $0.9 million to purchase 250,000 shares of the Company's Common Stock and by issuing 158,103 shares of Common Stock valued at $0.8 million (See Footnote 6 - Non-recurring Licensing Fee).


4.   New Accounting Standards

In 1998, the Company must report its results of operations and financial position based upon the recently issued Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income," SFAS No. 131 "Disclosures about Segments of an Enterprise", and SFAS No. 132 "Employers' Disclosures about Pension and Other Postretirement Benefits." SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. During the quarter and nine months ended September 30, 1998 and 1997 these unrealized gains and losses were not material and total comprehensive income closely approximated net loss in each period. None of the other statements has had a material effect on the Company's financial statements for the quarter and nine months ended September 30, 1998 and 1997.


5.   Financing

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

6.   Non-recurring Licensing Fee

In July, 1998, XOMA signed an exclusive license with Incyte for all of Incyte's patents and patent applications relating to bactericidal/permeability-increasing protein ("BPI"), a human host defense protein from which XOMA is developing a pipeline of pharmaceutical products. The license provides that XOMA will pay Incyte a royalty on sales of BPI products covered by the license, up to a maximum of $11.5 million. In July, 1998, XOMA made a $1.5 million advance royalty payment consisting of $750,000 in cash and 158,103 shares of XOMA common stock and Incyte also received warrants to purchase 250,000 shares of XOMA common stock at $6.00 per share. The value of the warrants and the prepaid royalties have been included in a $2.4 million non-recurring charge recorded in the second quarter of 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

Revenues of $0.8 million in the third quarter and the first nine months of 1998 were primarily related to licensing of the Company's expression technology. Revenues in the first nine months of 1997 of $1.0 million were also due to technology licensing.

Research and development expenses were $12.7 million and $32.6 million in the three and nine month periods ended September 30, 1998, compared with $7.1 million and $22.4 million in the comparable 1997 periods. This increase was due to accelerated patient accrual in NEUPREX(R) and hu1124 clinical trials, as well as costs related to preparing for regulatory submissions for NEUPREX(R). The Company anticipates research and development expenses to continue at similar or higher levels at least for the next six months. General and administrative expenses were approximately 9% lower in both the three and nine month 1998 periods when compared with the prior year.

Results for the first nine months of 1998 also include a non-recurring provision of $2.4 million related to an exclusive license with Incyte for all of Incyte's patents and patent applications relating to BPI. (See Footnote 6 - Non-recurring License Fee.)

Investment income was slightly higher in the first nine months of 1998 compared to the same period in 1997 due to a higher average investment balance. The increase in interest expense and other in the first nine months of 1998 over the same period in 1997 was primarily due to interest on a $11.0 million higher balance of the convertible note payable to Genentech on which interest accrues at six-month LIBOR plus 1%.



Liquidity and Capital Resources:

The Company's cash, cash equivalents and short-term investments totaled $36.2 million as of September 30, 1998 compared with $55.1 million as of December 31, 1997. Net cash used in operating activities was $29.9 million in the first nine months of 1998, compared with $21.3 million in the 1997 period. The Company's cash, cash equivalents and short-term investments are expected to continue to decrease while the Company pursues U.S. Food and Drug Administration licensure except to the extent the Company secures additional funding.

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

Year 2000 Exposure:

Year 2000 ("Y2K") exposure is the result of computer programs using two instead of four digits to represent the year. These computer programs may erroneously interpret dates beyond the year 1999, which could cause system failures or other computer errors, leading to disruptions in operations.

The Company has begun to develop a three-phase program to limit or eliminate Y2K exposures. Phase I is to identify those systems, applications and third-party relationships from which the Company has exposure to Y2K disruptions in operations. Phase II is to develop and implement action plans to achieve Y2K compliance in all areas before the end of 1999. Also included in Phase II is the development of contingency plans to be implemented should Y2K compliance not be achieved when required to avoid disruptions in operations. Phase III is the final testing or equivalent certification of each major area of exposure to ensure compliance. The Company intends to complete all phases before the end of 1999.

The Company has identified three major areas as critical for successful Y2K compliance: Area 1, which includes financial, clinical and regulatory informational systems applications that rely on computer software; Area 2, which includes manufacturing, quality, and research applications that rely on computer programs embedded in microprocessors; and Area 3, which includes third-party relationships which may be affected by Area 1, 2 or 3 exposures that exist in other companies.

The Company, in accordance with Phase I of the program, is conducting an internal review and contacting all software suppliers to determine major areas of Y2K exposure in Area 1. In manufacturing, quality and research (Area 2), the Company has engaged a consultant to help identify its exposures. With respect to Area 3, the Company plans to evaluate its reliance on third parties for its operations, and to contact these third parties in order to determine whether their Y2K compliance will adequately assure the Company's uninterrupted operations.

Although the Company has yet to complete Phase I of its Y2K program with respect to all three of the major areas, the Company believes that it relies on systems, applications and third-party relationships which, if not Y2K compliant prior to the end of 1999, could have a material adverse impact on its operations. Because the Company has not completed Phase II contingency planning, it can not describe what action it would take should Y2K compliance not be achievable in time.

As of September 30, 1998, the Company has identified costs of approximately $0.2 million to replace or remediate and test its Area 1 computer information systems and costs of $0.2 million to identify and replace its Area 2 manufacturing, quality and research applications. There have been no expenditures to date in either of Areas 1 or 2. Not having completed its Phase I and II evaluations of all three areas, the Company can not at this time estimate the total potential cost of its Y2K compliance programs. The funds for these costs will be part of the Company's cash flow from operations and capital expenditures.

Forward Looking Statements:

Certain statements contained herein that are not related to historical facts may constitute "forward looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on the Company's current beliefs as to the outcome and timing of future events; actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These statements involve risks and uncertainties including, but not limited to, risks and uncertainties related to regulatory approvals, product efficacy and development, the Company's financing needs and opportunities, scale-up and marketing capabilities, intellectual property protection, competition, the Company's ability to be Y2K compliant, stock price volatility and other risk factors referred to herein and in other of the Company's Securities and Exchange Commission filings.

PART II - OTHER INFORMATION


Item 1  Legal Proceedings.  None.

Item 2  Changes in Securities.  None.

Item 3  Defaults Upon Senior Securities.  None.

Item 4  Submission of Matters to a Vote of Security Holders.  None.

Item 5  Other Information.  None.

Item 6 Exhibits and Reports on Form 8-K.

         (a)       Exhibit 27.1   Financial Data Schedule

         (b)       None.

                                XOMA CORPORATION




                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                XOMA CORPORATION



Date:  November 16, 1998         By:     /s/ JOHN L. CASTELLO
                                        -----------------------------------
                                        John L. Castello
                                        Chairman of the Board, President and
                                        Chief Executive Officer






Date:  November 16, 1998        By:     /s/ PETER B. DAVIS
                                        -----------------------------------
                                        Peter B. Davis
                                        Vice President, Finance and
                                        Chief Financial Officer