Form 10-Q/A
period 1998-09-30
XOMA CORP /DE/
filed 1998-11-25
CIK 791908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 AMENDMENT NO. 1
                                       on
                                   FORM 10-Q/A

(mark one)

             [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For Quarterly Period Ended September 30, 1998
                                       or
             [ ]  Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                     For Transition Period from _____ to _____

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
              Class                        Outstanding at September 30, 1998

                                XOMA CORPORATION

                                TABLE OF CONTENTS
                                                                            Page

PART I  FINANCIAL INFORMATION

        Item 2  Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations ...................................................3



Signatures....................................................................6

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

The Company has identified three major areas as critical for successful Y2K compliance: Area 1, which includes the Company's financial, clinical and regulatory informational systems applications that rely on computer software; Area 2, which includes the Company's manufacturing, quality, and research applications that rely on computer programs embedded in microprocessors; and Area 3, which includes third-party relationships which may be affected by Area 1, 2 or 3 exposures that exist in other companies. Material third-party relationships include contract research organizations which provide clinical and data management services, raw materials suppliers and testing services involved in the manufacture and testing of the Company's products, and contractors involved in packaging and shipping of the Company's products. Each of these relationships is essential to the development of the Company's products.

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

Assuming that the Company's efforts to mitigate its Y2K exposure in any of the three Areas described above are unsuccessful, the most reasonably likely worst case scenario is an interrpution of ongoing clinical trials, including delays in gathering and evaluating clinical data, and a disruption of the Company's manufacturing operations.

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



                                      XOMA CORPORATION



Date:  November 25, 1998              By:  /s/ John L. Castello
                                           ------------------------------------
                                           John L. Castello
                                           Chairman of the Board, President and
                                           Chief Executive Officer






Date:  November 25, 1998              By:  /s/ Peter B. Davis
                                           ------------------------------------
                                           Peter B. Davis
                                           Vice President, Finance and
                                           Chief Financial Officer