Form 10-K/A
period 1997-12-31
XOMA CORP /DE/
filed 1998-11-27
CIK 791908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 2
                                       on
                                   FORM 10-K/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant, as of October 30, 1998: $156,215,105.

     Number of shares of Common Stock outstanding as of October 30, 1998:
46,439,316.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the Company's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                     PART IV

Item 1. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(3)  Exhibits:

     See "Index to Exhibits" included in Amendment No. 1 on Form 10-K/A dated March 26, 1998 to the Company's Annual Report for the fiscal year ended December 31, 1997 (File No. 0-14710).

(b)  Reports on Form 8-K.

     Current Report on Form 8-K dated August 13, 1997 filed with the SEC on August 18, 1997 File No. 0-14710).

     Current Report on Form 8-K dated December 30, 1997 filed on January 9, 1998 (File No. 0-14710).

     Current Report on Form 8-K dated June 26, 1998 filed on June 29, 1998, as amended by Amendment No. 1 thereto on Form 8-K/A dated June 26, 1998 filed on June 29, 1998 (File No. 0-14710).

     Current Report on Form 8-K dated July 9, 1998 filed on July 16, 1998 (File No. 0-14710).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of November, 1998.

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

Signature                                     Title                                 Date
---------                                     -----                                 ----

/s/ JOHN L. CASTELLO                          Chairman of the Board, President     November 27, 1998
--------------------------------              and Chief Executive Officer
(John L. Castello)

/s/ PATRICK J. SCANNON                        Chief Scientific and Medical         November 27, 1998
--------------------------------              Officer and Director
(Patrick J. Scannon)

/s/ PETER B. DAVIS                            Vice President, Finance and Chief    November 27, 1998
--------------------------------              Financial Officer (Principal
(Peter B. Davis)                              Financial and Accounting Officer)

/s/ JAMES G. ANDRESS                          Director                             November 27, 1998
--------------------------------
(James G. Andress)

/s/ WILLIAM K. BOWES, JR.                     Director                             November 27, 1998
--------------------------------
(William K. Bowes, Jr.)

/s/ ARTHUR KORNBERG                           Director                             November 27, 1998
--------------------------------
(Arthur Kornberg)

/s/ STEVEN C. MENDELL                         Director                             November 27, 1998
--------------------------------
(Steven C. Mendell)

/s/ W. DENMAN VAN NESS                        Director                             November 27, 1998
--------------------------------
(W. Denman Van Ness)


                          INDEX TO FINANCIAL STATEMENTS
                                                                          Page

Report of Independent Public Accountants...............................     5
Balance Sheets.........................................................     6
Statements of Operations...............................................     7
Statements of Stockholders' Equity.....................................     8
Statements of Cash Flows...............................................     9
Notes to Financial Statements..........................................    10

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


San Francisco, California                        ARTHUR ANDERSEN LLP
February 3, 1998


                                                           XOMA CORPORATION

                                                            BALANCE SHEETS
                                             (In thousands, except par and share amounts)

                                               ASSETS
                                                                                       December 31
                                                                                       -----------
                                                                                1997                 1996
                                                                                ----                 ----
CURRENT ASSETS:
  Cash and cash equivalents                                                   $  37,225             $  1,213
  Short-term investments                                                         17,921               45,769
  Related party receivables                                                         263                  253
  Other receivables                                                                  88                  548
  Prepaid expenses and other                                                        142                  219
                                                                                 ------               ------
    Total current assets                                                         55,639               48,002
NON-CURRENT ASSETS:
Property and equipment, net                                                       4,564                5,098
  Assets held for sale                                                            4,442                4,442
  Deposits and other                                                                131                  133
                                                                              ---------             --------
                                                                              $  64,776             $ 57,675
                                                                              =========             ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                                            $   1,644            $   1,778
  Accrued liabilities                                                             6,412                6,144
  Capital lease obligations due within one year                                     707                  489
                                                                              ---------            ---------
    Total current liabilities                                                     8,763                8,411
                                                                              ---------            ---------
NON-CURRENT LIABILITIES:
  Capital lease obligations due after one year                                      --                   703
  Convertible notes                                                              24,773               13,813
                                                                              ---------            ---------
    Total non-current liabilities                                                24,773               14,516
                                                                              ---------            ---------
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
   Preferred stock, $.05 par value, 1,000,000 shares author-
      ized, 1,167 and 0 outstanding (liquidation preference
      $11,670 and $0) at December 31, 1997 and 1996, re-
      spectively                                                                    --                   --
   Common stock, $.0005 par value, 70,000,000 shares
       authorized, 39,891,104 and 39,609,275 outstanding at
       December 31, 1997 and 1996, respectively                                      20                   20
  Paid-in capital                                                               385,746              371,923
  Accumulated deficit                                                          (354,526)            (337,195)
                                                                              ---------            ---------
    Total stockholders' equity                                                   31,240               34,748
                                                                              ---------            ---------
                                                                              $  64,776            $  57,675
                                                                              =========            =========

   The accompanying notes are an integral part of these financial statements.


                                                           XOMA CORPORATION

                                                       STATEMENTS OF OPERATIONS
                                               (In thousands, except per share amounts)

                                                                              Years ended December 31
                                                              --------------------------------------------------------
                                                                    1997               1996               1995
                                                                    ----               ----               ----
REVENUES:
  Product sales and royalties                                    $      56           $      61         $        87
  Research and development fees
     Collaborative agreements                                          250                  --                  --
     License fees                                                   18,077               3,543               1,078
                                                                 ---------           ---------         -----------
        Total revenues                                              18,383               3,604               1,165
                                                                 ---------           ---------         -----------
OPERATING COSTS AND EXPENSES:
  Research and development                                          29,878              26,371              22,086
  General and administrative                                         5,674               5,455               5,383
                                                                 ---------           ---------         -----------
     Total operating costs and expenses                             35,552              31,826              27,469
                                                                 ---------              ------         -----------
     Loss from operations                                          (17,169)            (28,222)            (26,304)
OTHER INCOME (EXPENSE):
  Investment income                                                  2,120               2,011               1,934
  Litigation settlement                                                 --              (2,500)                 --
  Other income(expense)                                               (716)               (399)              1,898
                                                                 ----------                            -----------
      Net loss                                                  $  (15,765)          $ (29,110)        $   (22,472)
                                                                ==========           ==========        ===========
BASIC AND DILUTED NET LOSS PER COMMON
  SHARE                                                         $    (0.44)          $   (0.90)        $     (0.97)
                                                                ==========           =========         ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                       39,679              32,493              23,671
                                                                =+========           =========         ===========


   The accompanying notes are an integral part of these financial statements.


                                                           XOMA CORPORATION
                                                  STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (In thousands)

                                                                                                                        Total
                                                                                          Paid-in   Accumulated     Stockholders'
                                          Common Stock           Preferred Stock          Capital     Deficit          Equity
                                      Shares         Amount    Shares        Amount
                                      ------         ------    ------        ------       -------   -----------     -------------
BALANCE, DECEMBER 31, 1994              22,174        $ 11         16          $  1     $328,296     $ (284,847)     $  43,461
   Exercise of stock options                25          --         --            --           11             --             11
   Contributions to 401(k) and
     management incentive plans            149          --         --            --          434             --            434
   Sale of common stock                    471           1         --            --          717             --            718
   Amortization of deferred                 --          --         --            --          214             --            214
     compensation
   Sale of preferred stock                  --          --          5            --        4,143             --          4,143
   Conversion of preferred stock         4,230           2        (13)           (1)          (1)            --             --
   Exercise of warrants                      1          --         --            --            7             --              7
   Unrealized gain (loss) on                --          --         --            --          125             --            125
     investments
   Dividends on preferred stock            253          --         --            --          781           (586)           195
   Net loss                                 --          --         --            --           --        (22,472)       (22,472)
                                     ---------      ------     ------        ------   -----------    ----------      ---------
BALANCE, DECEMBER 31, 1995              27,303          14          8            --      334,727       (307,905)        26,836

   Exercise of stock options                72          --         --            --          207             --            207
   Contributions to 401(k) and
     management incentive plans             90          --         --            --          395             --            395
   Sale of common stock                  2,123           1         --            --       10,651             --         10,652
   Amortization of deferred                 --          --         --            --           37             --             37
     compensation
   Sale of preferred stock                  --          --          7            --       18,966             --         18,966
   Issuance of warrants                     --          --         --            --          800             --            800
   Conversion of preferred stock         7,914           4        (15)           --           (4)            --             --
   Conversion of debentures              2,054           1         --            --        5,919             --          5,920
   Unrealized gain (loss) on                --          --         --            --           45             --             45
     investments
   Dividends on preferred stock             53          --         --            --          180           (180)            --
   Net loss                                 --          --         --            --           --        (29,110)       (29,110)
                                     ---------      ------     ------        ------   -----------    ----------      ---------
BALANCE, DECEMBER 31, 1996              39,609          20         --            --      371,923       (337,195)        34,748

   Exercise of stock options                53          --         --            --          143             --            143
   Contributions to 401(k) and
     management incentive plans             57          --         --            --          319             --            319
   Sale of preferred stock                  --          --          1            --       10,936             --         10,936
   Conversion of preferred stock           169          --         --            --           --             --             --
   Issuance of warrants                     --          --         --            --        1,125             --          1,125
   Unrealized gain (loss) on                --          --         --            --          (42)            --            (42)
     investments
   Dividends on preferred stock              3          --         --            --        1,342         (1,566)          (224)
   Net loss                                 --          --         --            --           --        (15,765)       (15,765)
                                     ---------      ------     ------       -------   ----------     ----------      ---------
BALANCE, DECEMBER 31, 1997              39,891      $   20          1       $    --   $  385,746     $ (354,526)     $  31,240
                                     =========      ======     ======       =======   ==========     ==========      =========


   The accompanying notes are an integral part of these financial statements.



                                                           XOMA CORPORATION
                                                       STATEMENTS OF CASH FLOWS
                                                            (In thousands)

                                                                         Years ended December 31,
                                                         ------------------------------------------------------
                                                             1997               1996                 1995
                                                             ----               ----                 ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                               $(15,765)           $(29,110)           $(22,472)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                           2,032               2,131               2,920
      Inventory reserve                                          --                  --               4,170
      Write-down of assets held for sale                         --                  --               2,400
      Deferred compensation expense                              --                  37                 214
      Loss (gain) on retirement of property and                  21                   2                (145)
      equipment
 Changes in assets and liabilities:
    Decrease (increase) in related party and                    450               1,742              (2,116)
      other receivables
    Decrease (increase) in prepaid expenses                      77                  (9)                612
    Decrease (increase) in deposits and other                     2                  --               1,350
      assets
    Increase (decrease) in accounts payable                    (134)               (342)                705
    Increase (decrease) in accrued liabilities                1,331               3,124              (3,921)
    Increase (decrease) in non-current liabilities              --                 --                (8,465)
                                                           --------            --------            --------
         Total adjustments                                    3,779               6,685              (2,276)
                                                           --------            --------            --------
         Net cash used in operating activities              (11,986)            (22,425)            (24,748)
                                                           --------            --------            --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of short-term investments            105,195              89,675              61,942
    Payments for purchase of short-term                     (77,389)           (129,073)            (31,641)
      investments
    Purchase of property and equipment, net of
      proceeds                                               (1,519)             (1,050)               (350)
                                                           --------            --------            --------
      Net cash provided by (used in) investing               26,287             (40,448)             29,951
                                                           --------            --------            --------
      activities
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale and leaseback                             --                  --               1,800
    Principal payments under capital lease                     (485)               (546)               (488)
      obligations
    Proceeds from issuance of debentures                      9,992              13,545               5,858
    Proceeds from issuance of common or preferred
      stock                                                  12,204              30,687               4,451
                                                           --------            --------            --------
      Net cash provided by financing activities              21,711              43,686              11,621
                                                           --------            --------            --------
      Net increase (decrease) in cash and cash
        equivalents                                          36,012             (19,187)             16,824
    Cash and cash equivalents at beginning of year            1,213              20,400               3,576
                                                           --------            --------            --------
    Cash and cash equivalents at end of year               $ 37,225            $  1,213            $ 20,400
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

         Reconciliation of the numerator and the denominator of basic and diluted net loss per share was derived as follows (in thousands, except per share amounts):

                                                                                                    Amount per
Year ended December 31                                      Loss                 Shares                share
----------------------                                      ----                 ------             ----------
                       1997
Net loss                                                 $(15,765)
Preferred stock dividends                                  (1,566)
                                                         --------
Basic and diluted loss available to common
shareholders                                             $(17,331)               39,679                $(0.44)
                                                         ========

                       1996
Net loss                                                 $(29,110)
Preferred stock dividends                                    (180)
Basic and diluted loss available to common
shareholders                                             $(29,290)               32,493                $(0.90)
                                                         ========

                       1995
Net loss                                                 $(22,472)
Preferred stock dividends                                    (586)
                                                         --------
Basic and diluted loss available to common
shareholders                                             $(23,058)               23,671                $(0.97)
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

     In addition, during the years ended December 31, 1997, 1996 and 1995, the Company had the following non-cash financing and investing activities (in thousands):

                                                                    1997             1996             1995
                                                                    ----             ----             ----
Stock contribution to the 401(k) and management                    $  319            $  395          $  434
   incentive plans (Notes 4 and 9)
Stock issuance cost paid with common or preferred stock                --                --               8
   (Note 4)
Unrealized loss(gain) on investments                                  (42)              (45)            125
Conversion of debentures to common stock                               --             5,861              --
Interest paid in common stock                                          --                59              --
Conversion of preferred stock to common stock                         830            28,807          12,607
Dividends paid in common stock                                         15               180             781

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

     Property and equipment consist of the following (in thousands):

                                                           December 31
                                                      1997            1996
                                                      ----            ----
Equipment                                            $15,545        $14,500
Leasehold and building improvements                   14,836         14,483
Construction-in-progress                                  97            208
                                                      ------        -------
                                                      30,478         29,191
Less accumulated depreciation and amortization        25,914         24,093
                                                     -------        -------
Property and equipment, net                          $ 4,564        $ 5,098
                                                     =======        =======

Assets held for sale                                 $ 4,442        $ 4,442
                                                     =======        =======

Long-lived Assets

     In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

     In 1994, the Company discontinued development of its CD5 Plus(TM) product and began to evaluate the related production facility for alternative uses, including a possible sale of the facility. During 1995, the Company determined that the events and circumstances indicated that the value of the facility had become impaired. As a result, it recorded a charge of $2.4 million in "Other income and expense," reflecting the difference between the then current carrying value of the facility and its estimated realizable value.

     At that time, the estimated realizable value was determined based on the sales price that management had estimated it could receive from a potential buyer of the facility. The Company does not currently believe that the carrying amount is in excess of net realizable value, as it continues to reflect the estimated price that could be received from a buyer. While the facility has not been sold, it continues to be available for sale and there is no indication the current carrying value is inappropriate. If the Company sells the facility, the amount the Company will ultimately realize could differ materially from the carrying amount.

     The Company is also considering adapting the facility to expand production of its NEUPREX(R) product. This adaptation, if pursued, is estimated to cost significantly less than a new facility. The Company's current estimate of net cash flows from NEUPREX(R) that would be manufactured in the facility exceeds the current carrying value of the facility plus anticipated costs to renovate it for NEUPREX(R) production. If the Company pursues this alternative, the actual net cash flows that the Company will ultimately realize as well as the estimated costs to renovate the facility could differ materially from the estimated amounts.

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

Revenue Recognition

     Revenue related to collaborative agreements is recognized when earned under the terms of the agreement and when performance obligations have been met and related payments are receivable and non-refundable. Non-refundable licenses and milestone fees are recognized as revenue when the payments are receivable and the Company has no future obligations to perform. In both cases, receivable amounts are rec-ognized when collection is assured. The excess of total research and development expense over revenues recognized under collaborative agreements amounted to $29.9 million, $26.4 million, and $22.1 million for the years 1997, 1996, and 1995, respectively.

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

     The aggregate fair values, amortized cost, gross unrealized holding gain, and gross unrealized holding loss of the major types of debt securities at December 31, 1997 were as follows (in millions):

                                                                         Gross Unrealized Holding
                                                                         ------------------------
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
Expected life                                    7 years                   7 years                  6 years

     A summary of the status of the Company's stock option plans as of December 31, 1997, 1996, and 1995, and changes during years ending on those dates is presented below:

                                       1997                        1996                          1995
                                       ----                        ----                          ----
OPTIONS:                        Shares        Price*      Shares**        Price*        Shares         Price*
                                ------        ------      --------        ------        ------         ------
Outstanding at
   beginning of year           3,196,150     $ 4.50     2,847,017       $  4.50      3,000,692     $   10.33
Granted
              (1)                  1,750       5.36          2,500         4.84          34,000         2.29
              (2)                671,000       6.68        499,750         4.97       2,204,605         2.53
              (3)                     --        --         145,333         5.00           1,250         2.94
Exercised                        (52,422)      2.72        (67,132)        2.68          (5,315)        2.40
Forfeited, Expired or
   Canceled                      (96,613)      4.33     (231,318)          6.40      (2,388,215)        9.97
                                  ------                 -------                      ---------
Outstanding at end of
   year                        3,719,865       4.92     3,196,150          4.50      2,847,017          4.50
                               =========                =========                    =========
Exercisable at end of
   year                        2,317,321                1,816,185                    1,310,938
                               =========                =========                    =========
Weighted average fair
   value of options
   granted
              (1)                              3.89                        2.71                         1.92
              (2)                              4.78                        3.09                         1.51
              (3)                               --                         1.59                         0.99


*    Weighted-average exercise price

**   Includes cancellation and granting of 1,820,385 new options

(1)  Option price less than market price on date of grant

(2)  Option price equal to market price on date of grant

(3)  Option price greater than market price on date of grant

The Company adjusts for forfeitures as they occur.

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                            Options Outstanding                       Options Exercisable
                                            -------------------                       -------------------
          Range of                 Number                                          Number
          --------                 ------                                          ------
      Exercise Prices            Outstanding       Life*         Price**         Exercisable         Price**
      ---------------            -----------       -----         -------         -----------         -------
     $ 1.70 - 2.38                  329,646          7.1        $ 2.36              184,472         $  2.36
       2.55 - 3.81                1,561,058          7.0          2.57            1,193,839            2.57
       4.06 - 5.94                  620,413          6.6          4.79              281,273            4.80
       6.06 - 7.50                  976,083          5.9          7.09              472,739            7.38
       7.56 -13.25                   75,700          7.9          8.92               28,033           10.98
      16.36 - 22.75                 154,965          2.8         18.68              154,965           18.68
      26.50 - 26.50                   2,000          3.3         26.50                2,000           26.50
     -------------- -             ----------         --- -      ------  -         ----------         ------

     $ 1.70 - 26.50               3,719,865          6.5        $ 4.92            2,317,321          $ 5.01

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

6.   COMMITMENTS AND CONTINGENCIES

Clinical Trial

     Due to the termination of E5(R)development in mid-1997, the contingent $22.4 million in future reduced royalties from Pfizer has been eliminated.

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

     Future minimum lease commitments are as follows (in thousands):

                                             Capital Leases    Operating Leases
                                             --------------    ----------------

1998                                              $ 753               $ 2,427
1999                                                 --                 2,413
2000                                                 --                 2,439
2001                                                 --                 2,239
2002                                                 --                 2,239
Thereafter                                           --                12,378
                                                  -----               -------
Net minimum lease payments                          753               $24,135
                                                                      =======
Less--Amount representing interest expense           46
                                                  -----
Present value of net minimum lease payments         707
Less--Current maturities                            707
                                                  -----
Long-term capital lease obligations               $  --
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

     The Company insures and indemnifies its directors and officers against actions brought against them as a result of their management of the Company's operations. There can be no assurance that adequate direct-ors and officers insurance coverage will be available or be available at acceptable costs or that a claim against the directors and officers would not materially adversely affect the business or financial condition of the Company.

7.   INCOME TAXES

     The significant components of net deferred tax assets and liabilities as of December 31, are as follows (in millions):

                                             1997                 1996
                                             ----                 ----
Property and equipment                    $    2.3              $   2.3
Purchased technology                           5.0                  5.7
Capitalized R&D expense                       62.8                 50.8
Accrued liabilities and other                  2.3                  1.4
Net operating loss carryforwards              61.7                 66.8
R&D and other credit carryforwards            14.1                 13.0
Valuation allowance                         (148.2)              (140.0)
                                           -------              -------
Total deferred tax asset                  $    --              $     --
                                          ========             ========

     The net change in the valuation allowance was a $8.2 million and a $13.1 million increase for the years ended December 31, 1997 and 1996, respectively.

         XOMA's accumulated federal and state tax net operating losses ("NOLs") and credits as of December 31, 1997 are as follows:

                                Amounts                     Expiration
                             (in millions)                      Dates
                             -------------                      -----
Federal
   NOLs                          $    186.4                  2001-2013
   Credits                             10.3                  1998-2013

State
   NOLs                                26.5                  1998-2003
   Credits                              3.8                  2005-2013

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

                                INDEX TO EXHIBITS

Exhibit
Number



23.1          Consent of Independent Public Accountants.