Form 10-Q
period 2001-06-30
XOMA LTD /DE/
filed 2001-08-09
CIK 791908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(mark one)

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For Quarterly Period Ended June 30, 2001

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For Transition Period from __________ to __________

                           Commission File No. 0-14710

                                    XOMA Ltd.

             (Exact Name of Registrant as specified in its charter)

            Bermuda                                52-2154066
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

                                    Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares US$.0005 par value         69,964,135
Class                                    Outstanding at June 30, 2001

                                    XOMA Ltd.

                                TABLE OF CONTENTS


                                                                            Page

PART I  FINANCIAL INFORMATION

        Item 1 Condensed Consolidated Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets as of June 30, 2001
               and December 31, 2000 .........................................1

               Condensed Consolidated Statements of Operations for the
               Three and Six Months Ended June 30, 2001 and 2000..............2

               Condensed Consolidated Statements of Cash Flows for the
               Three and Six Months Ended June 30, 2001 and 2000..............3

               Notes to Condensed Consolidated Financial Statements ..........4

        Item 2 Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................7

PART II OTHER INFORMATION

        Item 1 Legal Proceedings.............................................10

        Item 2 Changes in Securities and Use of Proceeds.....................10

        Items 3 and 5 are either inapplicable or nonexistent and therefore are omitted from this report

        Item 4 Submission of Matters to a Vote of Security Holders...........10

        Item 6 Exhibits and Reports on Form 8-K..............................11

        Signatures   ........................................................13

                                    XOMA Ltd.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                      June 30,          December 31,
                                                                                        2001                2000
                                                                                  (Unaudited)              (Note 1)
Assets:
     Cash and cash equivalents                                                         $ 71,808            $ 35,043
     Short-term investments                                                                  40                 172
     Related party receivable                                                               417                 237
     Receivables (net)                                                                    2,381               1,008
     Prepaid expenses and other                                                             113                 162
                                                                                    -----------        ------------
         Total current assets                                                            74,759              36,622
     Property and equipment, net                                                         11,440               8,421
     Deposits and other                                                                     169                 169
                                                                                    -----------        ------------
                                                                                       $ 86,368            $ 45,212
                                                                                    ===========        ============
Liabilities and Shareholders' Equity (Net Capital Deficiency):
     Accounts payable                                                                  $  4,085            $  2,515
     Accrued liabilities                                                                  3,848               4,311
     Capital lease obligations - current                                                    292                 185
     Deferred revenue - current                                                           3,733               3,333
                                                                                    -----------        ------------
         Total current liabilities                                                       11,958              10,344
     Capital lease obligations - long term                                                  812                 361
     Deferred revenue - long term                                                         4,008               3,609
     Convertible subordinated notes                                                      42,965              39,488
                                                                                    -----------        ------------
         Total liabilities                                                               59,743              53,802
Shareholders' equity (net capital deficiency)                                            26,625              (8,590)
                                                                                    -----------        ------------
                                                                                       $ 86,368            $ 45,212
                                                                                    ===========        ============

Note 1 - Amounts derived from the Company's audited financial statements appearing in the Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

     See accompanying notes to condensed consolidated financial statements.

                                    XOMA Ltd.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands except per share data)

                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                           June 30,
                                                      ---------------------------        ----------------------------
                                                       2001              2000              2001             2000
                                                      -----------     -----------        -----------    -------------
Revenues:
     License fees and contract revenue                  $ 5,212           $2,283            $8,068            $4,855

Operating Costs and Expenses:
     Research and development                             9,465            7,390            17,935            14,584
     General and administrative                           2,095            1,589             3,705             3,115
                                                      -----------     -----------        -----------    -------------
                                                         11,560            8,979            21,640            17,699
                                                      -----------     -----------        -----------    -------------

Loss from operations                                     (6,348)          (6,696)          (13,572)          (12,844)

Other Income (Expense):
     Investment  and other income                           580              985               979             1,475
     Interest and other expense                            (880)            (615)           (1,630)           (1,241)
                                                      -----------     -----------        -----------    -------------
Net loss available to common shareholders
                                                      $  (6,648)      $   (6,326)        $ (14,223)     $    (12,610)
                                                      ===========     ===========        ===========    =============
Basic and diluted  net loss per share                 $  (0.10)       $    (0.10)        $   (0.21)     $      (0.20)

Shares used in computing basic and diluted net
   loss per common share                                 66,280           65,391            66,227            63,531


     See accompanying notes to condensed consolidated financial statements.

                                    XOMA Ltd.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                ---------------------------
                                                                                    2001           2000
                                                                                ------------  -------------
Cash Flows From Operating Activities:
     Net cash used in operating activities                                       $ (11,534)       $ (7,265)
                                                                                ------------  -------------
Cash Flows From Investing Activities:
     Proceeds from sale of short-term investments                                      253             506
     Capital expenditures                                                           (3,079)           (395)
                                                                                ------------  -------------
         Net cash provided by (used in) investing activities                        (2,826)            111
                                                                                ------------  -------------
Cash Flows From Financing Activities:
     Proceeds from issuance of common shares, net                                   47,734          33,266
     Proceeds/(payments) related to convertible notes                                3,496          (2,318)
     Payments under capital leases                                                    (105)             --
                                                                                ------------  -------------
         Net cash provided by  financing activities                                 51,125          30,948
Net increase  in cash and cash equivalents                                          36,765          23,794
Cash and cash equivalents at beginning of period                                    35,043          18,539
                                                                                ------------  -------------
Cash and cash equivalents at end of period                                        $ 71,808        $ 42,333
                                                                                ============  =============

     See accompanying notes to condensed consolidated financial statements.

                                    XOMA Ltd.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

     The interim information contained in this report is unaudited but, in management's opinion, includes all normal recurring adjustments necessary for a fair presentation of results for the periods presented. Interim results may not be indicative of results to be expected for the full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000 included in its Annual Report on Form 10-K. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

2.   Recent Accounting Prounouncements

     On June 29, 2001, the Financial Accounting Standards Board, or FASB, approved the final standards resulting from its deliberations on the business combinations project. The FASB is expected to issue two statements in late July 2001, Statement of Financial Accounting Standards No. 141, or FAS 141, on Business Combinations and FAS 142 on Goodwill and Other Intangible Assets. FAS 141 will be effective for any business combinations initiated after June 30, 2001 and also includes the criteria for recognition of intangible assets separately from goodwill. FAS 142 will be effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 2001 will be reassessed and the remaining amortization periods adjusted accordingly. The adoption of FAS 141 and 142 is not expected have a significant impact on our financial position at transition.

     In June of 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). XOMA adopted SFAS 133 on January 1, 2001. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS 133 had no impact on the Company's financial position or results of operations.

3.   Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                          June 30,              December 31,
                                            2001                    2000
                                        ------------          ---------------
     Accrued payroll costs                   $ 1,961                 $ 2,255
     Accrued clinical trial costs              1,026                   1,151
     Other                                       861                     905
                                        ------------          --------------
                                             $ 3,848                 $ 4,311
                                        ============          ==============


4.   Revenue Recognition

     Research payments under collaborative arrangements and grants are recognized as revenue based on research expenses incurred as provided for under the terms of the arrangements.

     The Company previously recognized non-refundable license fees as revenue when received and when all significant contractual obligations of the Company relating to the fees had been met. Effective January 1, 2000, the Company changed its method of accounting for non-refundable initial fees to recognize such fees over the period of continuing involvement by the Company such as the research and development period or the manufacturing period of the agreement, as applicable. The Company believes this accounting policy is appropriate based on guidance provided in SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements (SAB 101). As of January 1, 2000, there was no cumulative effect of an accounting change as a result of the adoption of SAB 101 and there was no pro forma effect of the adoption of SAB 101 in any year presented. In connection with the license and supply and development agreements with Baxter Healthcare Corporation ("Baxter") on January 25, 2000, the Company received $10.0 million as an initial, non-refundable fee. This initial fee was deferred and is being amortized over the period of continuing involvement, which period is estimated to be 36 months.

     In January of 2001, the Company entered into a strategic process development and manufacturing agreement with Onyx Pharmaceuticals, Inc. ("Onyx") which calls for the Company to scale-up production to commercial volume and manufacture Onyx's CI-1042 product. The initial term of the agreement is five years, with options to extend for additional periods. Terms of the agreement include an initial payment of $2.0 million, payments for development work and material produced, and payments upon achieving key milestones. XOMA's objectives are to increase the fermentation volume to commercial scale, to improve the purification process, to seek FDA licensure of its manufacturing facility for CI-1042, and to produce material for use in clinical testing and for commercial sale upon approval. The initial payment was deferred and is being amortized over five years.

     Milestone payments under collaborative arrangements are recognized as revenue upon achievement of the incentive milestone events if it represents the culmination of the earnings process and the Company has no future performance obligations related to the milestone payment. Milestone payments are triggered either by the results of our research efforts or by events external to the Company, such as regulatory approval to market a product. Milestone payments and amounts that are received in advance which are tied to future service performance by the Company are recorded as deferred revenue and are amortized over the period of continuing involvement.

5.   Comprehensive Loss

     Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized holding gains and losses in available for sale investments, which were reported separately in shareholders' equity, are included in accumulated other comprehensive income (loss). Comprehensive loss and its components for the quarters ended June 30, 2001 and 2000 are as follows (in thousands):

                                 Three Months Ended                  Six Months Ended
                                      June 30,                           June 30,
                            ------------------------------    -------------------------------
                               2001              2000              2001             2000
                            --------------   -------------    --------------   --------------
Net loss                    $    (6,648)     $    (6,326)      $   (14,223)      $   (12,610)
Unrealized gain (loss)
on marketable securities
available-for-sale                   --              (41)               --               441
                            --------------   -------------    --------------   --------------
Comprehensive loss          $    (6,648)     $    (6,367)      $   (14,223)      $   (12,169)
                            ==============   =============    ==============   ==============


6.   Net Loss Per Common Share

     Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding during the period in accordance with Financial Accounting Standard No. 128. Common share equivalents were not included because they are antidilutive in all periods presented.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

     Revenues in the second quarter of 2001 increased to $5.2 million, from $2.3 million in the second quarter of 2000. For the six-month periods ending June 30, 2001, revenuers were $8.1 million, compared with $4.9 million in the comparable prior year period. Licensing revenue, primarily reflecting the amortization into revenue of certain license fees and other payments received from Baxter Healthcare Corporation and Onyx Pharmaceuticals, Inc., increased to $1.0 million and $2.1 million in the three- and six-month periods ended June 30, 2001, respectively, compared to $0.8 million and $1.4 million in the comparable prior year periods. Contract revenue increased to $4.1 million and $6.0 million in the three- and six-month periods ended June 30, 2001 from $1.4 million and $3.4 million in the comparable 2000 periods.

     Operating expenses increased to $11.6 million in the second quarter of 2001 from $9.0 million in the second quarter of 2000. For the six-month period ending June 30, 2001, operating expenses were $21.6 million, compared with $17.7 million in the comparable 2000 period. This reflected increased spending on Xanelim(TM) and XOMA's internal antibody programs, as well as expenses related to litigation with Biosite Incorporated.

     Research and development expenses increased to $9.5 million and $17.9 million, respectively in the three and six-month periods ending June 30, 2001, from $7.4 million and $14.6 million in the comparable prior year periods. Spending in 2001 reflected increased development costs associated with Xanelim(TM), ING-1, GENIMUNE(TM) and the Onyx CI-1042 product. This was partially offset by reduced spending on NEUPREX(R).

     General and administrative expenses increased from $1.6 million and $3.1 million in the in the three- and six-month periods ending June 30, 2000, to $2.1 million and $3.7 million in the same 2001 periods.

     Interest expense was higher in the second quarter first six months of 2001 compared to 2000 due to higher interest rates and the higher average note balance of the convertible subordinated notes due Genentech, Inc.

Liquidity and Capital Resources:

     XOMA ended the quarter with $71.8 million in cash, cash equivalents and short-term investments, compared with $35.2 million at December 31, 2000. Net cash used in operations in the first six months of 2001 was $11.5 million, compared with net cash used in operations of $7.3 million in the second quarter of 2000. The prior year cash flow benefited from $10.0 million in licensing fees received from Baxter in January 2000, which is being recognized as revenue over a 36 month period. See footnote 4, "Revenue Recognition," to the Consolidated Financial Statements.

     Capital expenditures increased from $0.4 million in the first six months of 2000 to a net of $3.1 million in the current year period. Current year spending included expenses related to the transfer of XOMA's technical development operations from Santa Monica to Berkeley, as well as investments related to our collaborative arrangement with Onyx.

     For the full year 2001, the Company currently expects its loss to be somewhat lower than in 2000, with increased expense levels being more than offset by higher revenues.

     Proceeds from the issuance of common shares, net, were $47.7 million for the six months ended June 30, 2001, compared to $33.3 million for the comparable period of the prior year. The amount for the first six months of 2001 resulted primarily from a registered offering of 3,000,000 of the Company's common shares in June 2001 for net proceeds of $43.3 million.

     The Company has been able to control its operating cash consumption by carefully monitoring its costs. As a result, based on current spending levels and taking into account the Onyx transaction, the Company believes its cash position and resulting investment income are sufficient to finance the Company's currently anticipated levels of spending through approximately the middle of 2004. Strategic arrangements with Onyx, Baxter and Genentech have reduced Company spending levels by paying certain product development costs. The Company continues to evaluate a variety of arrangements that would further strengthen its competitive position and provide additional funding, but cannot predict whether or when any such arrangement or additional funding will be consummated or whether additional funding will be available. Without additional funding, the Company will have to decrease or eliminate the development of some of its products.

Quantitative and Qualitative Disclosures About Market Risk:

     Interest Rate Risk. The Company's exposure to market rate risk due to changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. By policy, the Company places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term and holds investments to maturity except under rare circumstances. The Company classifies its cash equivalents as fixed rate if the rate of return on an instrument remains fixed over its term. As of June 30, 2001, all the Company's cash equivalents are classified as fixed rate.

     The Company also has a long-term convertible note due to Genentech in 2005. Interest on this note of LIBOR plus 1% is reset at the end of June and December each year and is therefore variable.

     The table below presents the amounts and related weighted interest rates of the Company's cash equivalents and long-term convertible note at June 30, 2001:

                                                                               Fair Value            Average
                                                            Maturity        ($ in millions)       Interest Rate
                                                         -------------    -------------------   -----------------
Cash equivalents, fixed rate                                  Daily              $ 71.8                  4.3%
Long-term convertible note, variable rate                      2005                43.0                  7.1%


     Other Market Risk. At June 30, 2001, the Company had a long-term convertible note outstanding which is convertible into common shares based on the market price of the Company's common shares at the time of conversion. A 10% decrease in the market price of the Company's common shares would increase the number of shares issuable upon conversion of either security by approximately 11%. An increase in the market price of Company common shares of 10% would decrease the shares issuable by approximately 9%.

Forward Looking Statements:

     Statements made herein related to the estimated size of the Company's loss for 2001, the estimated levels of its expenses and revenues for the balance of 2001, the sufficiency of its cash resources, present or future collaborative arrangements and current plans for product development, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. These risks, including those related to size and timing of expenditures, unanticipated expenditures, availability of funds, changes in the status of the existing collaborative relationships, availability of additional collaboration opportunities, the time or results of pending and future clinical trials, the ability of collaborators and other partners to meet their obligations, market demand for products, actions by the Food and Drug Administration of the U.S. Patent and Trademark Office, and uncertainties regarding the status of biotechnology patents, are discussed in the Company's most recent annual report on Form 10-K and in other SEC filings.

                           PART II - OTHER INFORMATION


Item 1 Legal Proceedings. On July 5, 2001, XOMA filed a complaint in the United States District Court for the Northern District of California, San Francisco Division, against Biosite Diagnostics Incorporated (since renamed Biosite Incorporated). The complaint seeks monetary damages, injunctive and other relief for infringement of XOMA's bacterial cell expression technology patents in connection with certain Biosite technologies and collaborations. The suit also seeks relief for fraud and misrepresentation, breach of contract, misappropriation and unfair business practices in connection with three limited, non-exclusive licenses granted to Biosite under XOMA's bacterial cell expression technology.

Item 2 Changes in Securities and Use of Proceeds. On June 29, 2001, the Company completed a registered offering of 3,000,000 common shares. The managing underwriters in the offering were U.S. Bancorp Piper Jaffray, CIBC World Market Corp., Adams, Harkness & Hill and Arnhold & S. Bleichroeder, Inc. The common shares sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-3 (Reg. No. 333-50134) that was declared effective by the SEC on November 28, 2000. After deducting the underwriting discounts and offering expenses, the Company received net proceeds from the offering of approximately $43.3 million. None of the net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of ours or our associates, persons owning 10% or more of any class of equity securities of ours, or an affiliate of ours.

     The Company intends to use the net proceeds from this offering for general corporate purposes, including current research and development projects, the development of new products or technologies, equipment acquisitions, general working capital and operating expenses. Pending application of the net proceeds as described above, the Company has invested the net proceeds of the offering in short-term, investment-grade, interest-bearing securities.

Item 3 Defaults Upon Senior Securities. None.

Item 4 Submission of Matters to a Vote of Security Holders. On May 30, 2001, the Company held its annual general meeting of shareholders. The following persons (the only nominees) were elected as the Company's directors, having received the indicated votes:

Name                                     Votes For         Votes Withheld
----                                     ---------         --------------
James G. Andress                       54,003,894              480,199
William K. Bowes, Jr.                  54,008,879              475,214
John L. Castello                       54,007,248              476,845
Arthur Kornberg, M.D.                  54,002,361              481,732
Steven C. Mendell                      54,010,227              473,866
Patrick J. Scannon, M.D., Ph.D.        54,015,144              468,949
W. Denman Van Ness                     54,010,111              473,982


     The appointment of Ernst & Young LLP to act as the Company's independent auditors for the 2001 fiscal year was ratified and the authorization of the Board to agree to such auditors' fee was approved, having received 54,120,611 votes for, 266,007 votes against, 97,475 abstentions and no broker non-votes. In addition, (1) the amendment to the Company's 1981 Share Option Plan to extend its term by ten years until November 15, 2011 and the amendment to the Company's Restricted Share Plan to extend its term by eight years until November 15, 2011 were approved, having received 19,802,132 votes for, 9,801,124 votes against, 355,130 abstentions and 24,525,707 broker non-votes; and (2) the amendment to the Company's 1981 Share Option Plan to increase the number of shares issuable over the term of the plan by 2,000,000 shares to 8,650,000 in the aggregate was approved, having received 19,971,470 votes for, 9,609,686 votes against, 378,230 abstentions and 24,524,707 broker non-votes.

Item 5 Other Information. None.

Item 6 Exhibits and Reports on Form 8-K.

     (a) Exhibit 10.1 Underwriting Agreement dated as of June 26, 2001 by and between XOMA Ltd. and the several underwriters named therein (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated June 27, 2001, File No. 000-26169).

     (b)  Current Report on Form 8-K dated and filed on June 27, 2001 (File No.

          000-26169), Item 5 (Other Events) and 7 (Exhibits).

                                    XOMA Ltd.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               XOMA LTD.


Date:    August 9, 2001        By:    /s/ JOHN L. CASTELLO
                                      ------------------------------------------
                                      John L. Castello
                                      Chairman of the Board, President and
                                      Chief Executive Officer


Date:    August 9, 2001        By:    /s/ PETER B. DAVIS
                                      ------------------------------------------
                                      Peter B. Davis
                                      Vice President, Finance and
                                      Chief Financial Officer