Form 10-Q
period 2001-09-30
XOMA LTD /DE/
filed 2001-11-14
CIK 791908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(mark one)

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For Quarterly Period Ended September 30, 2001

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

                                Yes X     No
                                   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares US$.0005 par value          70,102,372
Class                                     Outstanding at September 30, 2001

                                    XOMA Ltd.

                                TABLE OF CONTENTS


                                                                            Page

PART I  FINANCIAL INFORMATION

        Item 1  Condensed Consolidated Financial Statements (unaudited)

                Condensed Consolidated Balance Sheets as of
                September 30, 2001 and December 31, 2000 ....................1

                Condensed Consolidated Statements of Operations for
                the Three and Nine Months Ended September 30,
                2001 and 2000................................................2

                Condensed Consolidated Statements of Cash Flows for
                the Nine Months Ended September 30, 2001 and 2000............3

                Notes to Condensed Consolidated Financial Statements ........4

        Item 2  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................7

PART II OTHER INFORMATION

        Item 1  Legal Proceedings...........................................10

        Item 2  Changes in Securities and Use of Proceeds...................10

        Items 3, 4, 5 and 6 are either inapplicable or nonexistent and therefore are omitted from this report

        Signatures   .......................................................11

                                    XOMA Ltd.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                September 30,        December 31,
                                                                                     2001                2000
                                                                                 (Unaudited)           (Note 1)
Assets:
     Cash and cash equivalents                                                         $ 64,677            $ 35,043
     Short-term investments                                                                  23                 172
     Related party receivable                                                               427                 237
     Receivables (net)                                                                    1,716               1,008
     Inventory                                                                              714                   -
     Prepaid expenses and other                                                             136                 162
                                                                                       --------            --------
         Total current assets                                                            67,693              36,622
     Property and equipment, net                                                         12,623               8,421
     Deposits and other                                                                     169                 169
                                                                                       --------            --------
                                                                                       $ 80,485            $ 45,212
                                                                                       ========            ========
Liabilities and Shareholders' Equity (Net Capital Deficiency):
     Accounts payable                                                                  $  2,180            $  2,515
     Accrued liabilities                                                                  4,308               4,311
     Capital lease obligations - current                                                    333                 185
     Deferred revenue - current                                                           4,733               3,333
                                                                                       --------            --------
         Total current liabilities                                                       11,554              10,344
     Capital lease obligations - long term                                                1,094                 361
     Deferred revenue - long term                                                         3,445               3,609
     Convertible subordinated note                                                       44,104              39,488
                                                                                       --------            --------
         Total liabilities                                                               60,197              53,802
                                                                                       --------            --------
Shareholders' equity (net capital deficiency)                                            20,288              (8,590)
                                                                                       $ 80,485            $ 45,212
                                                                                       ========            ========


Note 1 - Amounts derived from the Company's audited financial statements appearing in the Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

     See accompanying notes to condensed consolidated financial statements.

                                    XOMA Ltd.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands except per share data)

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
                                                       -------------------------          --------------------------
                                                       2001              2000              2001             2000
                                                       ---------       ---------          ---------       ----------
Revenues:
     License fees and contract revenue                  $ 3,285            $ 851          $ 11,353           $ 5,706
                                                       ---------       ---------          ---------       ----------
Operating Costs and Expenses:
     Research and development                             8,162            6,821            26,097            21,405
     General and administrative                           2,002            1,361             5,707             4,476
                                                       ---------       ---------          ---------       ----------
                                                         10,164            8,182            31,804            25,881
                                                       ---------       ---------          ---------       ----------

Loss from operations                                     (6,879)          (7,331)          (20,451)          (20,175)

Other Income (Expense):
     Investment  and other income                           611              615             1,590             2,091
     Interest and other expense                            (551)            (682)           (2,181)           (1,924)
                                                       ---------       ---------          ---------       ----------
Net loss
                                                    $    (6,819)     $    (7,398)      $   (21,042)      $   (20,008)
                                                    ============     ============      ============      ============
Basic and diluted  net loss per share               $     (0.10)     $     (0.11)      $     (0.31)      $     (0.31)

Shares used in computing basic and diluted net
   loss per share                                        70,008           65,730            67,502            64,269


     See accompanying notes to condensed consolidated financial statements.

                                    XOMA Ltd.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                              Nine Months Ended
                                                                September 30,
                                                          ----------------------
                                                             2001       2000
                                                          ----------  ----------
Cash Flows From Operating Activities:
     Net cash used in operating activities                $ (18,610)  $ (15,887)
                                                          ----------  ----------
Cash Flows From Investing Activities:
     Proceeds from sale of short-term investments               253         506
     Capital expenditures                                    (4,134)       (849)
                                                          ----------  ----------
         Net cash (used in) investing activities             (3,881)       (343)
                                                          ----------  ----------
Cash Flows From Financing Activities:
     Proceeds from issuance of common shares, net            48,201      33,836
     Proceeds related to convertible note                     4,115       2,150
     Payments under capital leases                             (191)         --
                                                          ----------  ----------
         Net cash provided by  financing activities          52,125      35,986
                                                          ----------  ----------
Net increase  in cash and cash equivalents                   29,634      19,756
Cash and cash equivalents at beginning of period             35,043      18,539
                                                          ----------  ----------
Cash and cash equivalents at end of period                 $ 64,677    $ 38,295
                                                          ==========  ==========

     See accompanying notes to condensed consolidated financial statements.

                                    XOMA Ltd.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


     1. Basis of Presentation

     The interim information contained in this report is unaudited but, in management's opinion, includes all normal recurring adjustments necessary for a fair presentation of results for the periods presented. Interim results may not be indicative of results to be expected for the full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000 included in its Annual Report on Form 10-K. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) the reported amounts of revenues and expenses during the reporting period, and (3) the disclosure of contingent assets and liabilities, if any, at the date of the financial statements. Actual results could differ materially from those estimates.

     2. Recent Accounting Pronouncements

     In June of 1998, the Financial Accounting Standards Board, or FASB, issued Statements of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities." XOMA adopted SFAS No. 133 on January 1, 2001. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS No. 133 had no impact on the Company's financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. The Company did not complete any business combinations through the nine months ended September 30, 2001, as a result these standards did not have a material impact on its financial position or operating results.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be

Disposed Of." SFAS No. 144 will be effective on April 1, 2002. The adoption of SFAS No. 144 is not expected to have a significant impact on the Company's financial position.

     3. Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                          September 30,        December 31,
                                               2001                2000
                                          -------------        ------------
     Accrued payroll costs                   $ 2,109             $ 2,255
     Accrued clinical trial costs                730               1,151
     Other                                     1,469                 905
                                          -------------        ------------
                                             $ 4,308             $ 4,311
                                          =============        ============

     4. Revenue Recognition

     Research payments under collaborative arrangements and grants are recognized as revenue based on research expenses incurred as provided for under the terms of the arrangements.

     The Company previously recognized non-refundable license fees as revenue when received and when all significant contractual obligations of the Company relating to the fees had been met. Effective January 1, 2000, the Company changed its method of accounting for non-refundable initial fees to recognize such fees over the period of continuing involvement by the Company, such as the research and development period or the manufacturing period of the agreement, as applicable.

     In connection with the license and supply and development agreements with Baxter Healthcare Corporation ("Baxter") executed on January 25, 2000, the Company received $10.0 million as an initial, non-refundable fee. This initial fee was deferred and is being amortized over the period of continuing involvement, which period is estimated to be 36 months.

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

     Milestone payments under collaborative arrangements are recognized as revenue upon achievement of the incentive milestone event if such milestones represent the culmination of the earnings process and the Company has no future performance obligations related to the milestone payment. Milestone payments are triggered either by the results of internal research efforts or by events external to the Company, such as regulatory approval to market a product. Milestone payments and amounts received in advance that are tied to future service performance by the Company are recorded as deferred revenue and are amortized over the period of continuing involvement.

     5. Comprehensive Loss

     Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized holding gains and losses in available-for-sale investments, which were reported separately in shareholders' equity, are included in accumulated other comprehensive income (loss). Comprehensive loss and its components for the three- and nine-months ended September 30, 2001 and 2000 are as follows (in thousands):

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
                                                    -----------------------------      ------------------------------
                                                       2001              2000              2001             2000
                                                    -------------    ------------      -------------     ------------
Net loss                                            $    (6,819)     $    (7,398)      $   (21,042)      $   (20,008)
Unrealized gain (loss) on marketable
securities available-for-sale                               (17)            (262)              (17)              179
                                                    -------------    ------------      -------------     ------------
Comprehensive loss                                  $    (6,836)     $    (7,660)      $   (21,059)      $   (19,829)
                                                    =============    ============      =============     ============


     6. Net Loss Per Share

     Basic and diluted net loss per share is based on the weighted average number of common shares outstanding during the period in accordance with SFAS No. 128. Common share equivalents were not included because they are antidilutive in all periods presented.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

     Revenues in the third quarter of 2001 increased to $3.3 million, from $0.9 million in the third quarter of 2000. For the nine-month periods ended September 30, 2001, revenues were $11.4 million, compared with $5.7 million for the comparable period in the prior year. Licensing revenue, primarily reflecting the amortization into revenue of certain license fees and other payments received from Baxter Healthcare Corporation and Onyx Pharmaceuticals, Inc., increased to $1.3 million and $3.4 million in the three- and nine-month periods ended September 30, 2001, respectively, compared to $0.8 million and $2.3 million in the comparable periods in the prior year. Contract revenue increased to $2.0 million and $8.0 million in the three- and nine-month periods ended September 30, 2001 from $0 million and $3.4 million in the comparable periods in 2000.

     Research and development expenses increased to $8.2 million and $26.1 million, respectively, in the three- and nine-month periods ended September 30, 2001, from $6.8 million and $21.4 million in the comparable prior year periods. Spending in 2001 reflected increased development costs associated with Xanelim(TM), ING-1 and Onyx's CI-1042 product. This was partially offset by reduced spending on NEUPREX(R).

     General and administrative expenses increased from $1.4 million and $4.5 million, respectively, in the three- and nine-month periods ended September 30, 2000, to $2.0 million and $5.7 million in the same periods of 2001. This increase is primarily due to expenses relating to litigation with Biosite Incorporated.

     In the third quarter of 2001, the Company transferred $0.7 million in costs related to the manufacture of certain of its products to inventory, and these costs were included in the valuation of inventory as of September 30, 2001. In the prior year period, no such transfer of costs to inventory was made.

     Interest expense was lower in the three months ended September 30, 2001 as compared to the comparable period of 2000 due to lower interest rates and interest expense was higher in the first nine months of 2001 compared to the comparable period of 2000, reflecting a higher average outstanding balance of the convertible subordinated note due to Genentech, Inc.

Liquidity and Capital Resources:

     XOMA ended the quarter with $64.7 million in cash, cash equivalents and short-term investments, compared with $35.2 million at December 31, 2000. Net cash used in operations in the first nine months of 2001 was $18.6 million, compared with net cash used in operations of $15.9 million in the same period of 2000. The prior year cash flow benefited from $10.0 million in licensing fees received from Baxter in January 2000, which is being recognized as revenue over a 36-month period. See footnote 4, "Revenue Recognition," to the Consolidated Financial Statements.

     Capital expenditures increased from $0.8 million in the first nine months of 2000 to $4.1 million in the comparable period of the current year. Current year spending included expenses related to the transfer of XOMA's technical development operations from Santa Monica, California, to Berkeley, California, as well as capacity expansion in our Berkeley manufacturing facility.

     For the full year 2001, the Company currently expects its net loss to be somewhat lower than in 2000, with increased expense levels being more than offset by higher revenues.

     Net proceeds from the issuance of common shares were $48.2 million for the nine months ended September 30, 2001, compared to $33.8 million for the comparable period of the prior year. The amount for the first nine months of 2001 resulted primarily from a registered offering of 3.0 million of the Company's common shares in June 2001 for net proceeds of $43.3 million.

     The Company has been able to control its operating cash consumption by carefully monitoring its costs. As a result, based on current spending levels and taking into account partner funding, the Company believes its cash position and resulting investment income are sufficient to finance the Company's currently anticipated levels of spending through approximately the middle of 2004. Strategic arrangements with Onyx, Baxter and Genentech have reduced Company spending levels by paying certain product development costs. The Company continues to evaluate a variety of arrangements that would further strengthen its competitive position and provide additional funding, but cannot predict whether or when any such arrangement or additional funding will be consummated or whether additional funding will be available. Without additional funding, the Company may have to decrease or eliminate the development of some of its products.

Quantitative and Qualitative Disclosures about Market Risk:

     Interest Rate Risk. The Company's exposure to market rate risk due to changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. By policy, the Company places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term and holds investments to matur-ity except under rare circumstances. The Company classifies its cash equivalents as fixed rate if the rate of return on an instrument remains fixed over its term. As of September 30, 2001, all the Company's cash equivalents are classified as fixed rate.

     The Company also has a long-term convertible note due to Genentech in 2005. Interest on this note of LIBOR plus 1% is reset at the end of June and December each year and is therefore variable.

     The table below presents the amounts and related weighted interest rates of the Company's cash equivalents and long-term convertible note at September 30, 2001:

                                                                               Fair Value            Average
                                                            Maturity        ($ in millions)       Interest Rate
                                                           ----------       ---------------       -------------
Cash equivalents, fixed rate                                  Daily              $ 64.7                  3.1%
Long-term convertible note, variable rate                      2005                44.1                  4.9%


     Other Market Risk. At September 30, 2001, the Company had a long-term convertible note outstanding which is convertible into common shares based on the market price of the Company's common shares at the time of conversion. A 10% decrease in the market price of the Company's common shares would increase the number of shares issuable upon conversion of either security by approximately 11%. An increase in the market price of Company common shares of 10% would decrease the shares issuable by approximately 9%.

Forward Looking Statements:

     Statements made herein related to the estimated size of the Company's loss for 2001, the estimated levels of its expenses and revenues for the balance of 2001, the sufficiency of its cash resources, present or future collaborative arrangements and current plans for product development, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. These risks, including those related to size and timing of expenditures, unanticipated expenditures, availability of funds, changes in the status of the existing collaborative relationships, availability of additional collaboration opportunities, the timing or results of pending and future clinical trials, the ability of collaborators and other partners to meet their obligations, market demand for products, actions by the Food and Drug Administration or the U.S. Patent and Trademark Office, and uncertainties regarding the status of biotechnology patents, are discussed in the Company's most recent annual report on Form 10-K and in other SEC filings.

                           PART II - OTHER INFORMATION


Item 1 Legal Proceedings. On October 15, 2001, XOMA filed an amended complaint in its case in the United States District Court for the Northern District of California, San Francisco Division, against Biosite Incorporated. The complaint seeks monetary damages, injunctive and other relief for infringement of XOMA's bacterial cell expression technology patents, fraud and misrepresentation, breach of contract, misappropriation and unfair business practices. As described in the amended complaint, XOMA believes that Biosite has made and continues to make use of XOMA's bacterial cell expression technology in an infringing manner not only in connection with Biosite's antibody phage display discovery program with various collaborators, but also in the development, manufacture and sale of Biosite's existing diagnostic and research products, reagents and kits, including its Triage brand of products. XOMA is seeking, among other things, an injunction prohibiting Biosite from manufacturing, using, offering to sell or selling any product or service that infringes the XOMA expression technology patents, as well as treble damages and attorney's fees for such infringement.

     In September 2001, the Court granted XOMA's motion to dismiss Biosite's previously filed declaratory judgment action against XOMA and denied Biosite's motion for a preliminary injunction because Biosite failed to demonstrate sufficient likelihood of success and irreparable harm. XOMA has terminated the three licenses previously granted to Biosite relating to XOMA's bacterial cell expression technology.

Item 2 Changes in Securities and Use of Proceeds. The Company continues to use the net proceeds from its June 2001 registered offering of common shares for general corporate purposes, including leasehold improvements, equipment acquisitions, current research and development projects, the development of new products or technologies, general working capital and operating expenses. Pending application of the net proceeds as described above, the Company has invested the remaining net proceeds of the offering in short-term, investment-grade, interest-bearing securities.

Item 3 Defaults Upon Senior Securities. None.

Item 4 Submission of Matters to a Vote of Security Holders. None

Item 5 Other Information. None.

Item 6 Exhibits and Reports on Form 8-K. None.

                                    XOMA Ltd.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  XOMA LTD.


Date:    November 14, 2001        By:    /s/ JOHN L. CASTELLO
                                         --------------------------------------
                                         John L. Castello
                                         Chairman of the Board, President and
                                         Chief Executive Officer


Date:    November 14, 2001        By:    /s/ PETER B. DAVIS
                                         --------------------------------------
                                         Peter B. Davis
                                         Vice President, Finance and
                                         Chief Financial Officer