Form 10-K
period 2001-12-31
XOMA LTD /DE/
filed 2002-04-01
CIK 791908

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001         Commission File No. 0-14710

                                    XOMA LTD.
             (Exact name of registrant as specified in its charter)

             Bermuda                                   52-2154066
 (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)
2910 Seventh Street, Berkeley, California                      94710
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (510) 644-1170

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act:  Common Shares,
                                                           U.S. $.0005 par value
                                                Preference Share Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting common equity held by nonaffiliates of the registrant, as of February 28, 2002: $564,884,667

     Number of Common Shares outstanding as of February 28, 2002: 70,259,287

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the Company's 2002 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Report.


================================================================================

                                     PART I
Item 1.      Business

General

     XOMA Ltd. ("XOMA" or the "Company") is a biopharmaceutical company that develops and manufactures recombinant antibodies and other protein products to treat cancer, immunological and inflammatory disorders, and infectious diseases. The Company's current product development programs include:

o Xanelim(TM), also known as Efalizumab, is a humanized anti-CD11a monoclonal antibody product being developed in collaboration with Genentech, Inc. ("Genentech") to treat psoriasis, rheumatoid arthritis and organ transplant rejection. Data from two pivotal Phase III studies of Xanelim(TM)in nearly 1,100 moderate-to-severe plaque psoriasis patients were presented in June and July of 2001. Both trials met all primary and secondary endpoints. In October of 2001, XOMA and Genentech announced plans to complete an additional pharmacokinetics study for inclusion in the potential Biologics License Application submission to the FDA. Pending favorable results from this study, a Biologics License Application filing for Xanelim(TM)in patients with moderate-to-severe plaque psoriasis is planned for summer 2002. At the American Academy of Determatology meeting held in February of 2002, encouraging data were presented, providing further evidence of the product's safety and efficacy. XOMA has also initiated and completed enrollment in a Phase I/II study of Efalizumab (anti-CD11a) to prevent graft rejection in kidney transplant recipients. Plans for further development are under review with Genentech. In January of 2002, XOMA and Genentech announced plans to conduct a Phase II clinical study of Efalizumab in patients suffering from rheumatoid arthritis.

o NEUPREX(R), also known as rBPI21, is a genetically-engineered fragment of human bactericidal/permeability-increasing protein ("BPI"). XOMA completed a Phase III efficacy clinical trial in 1999, testing NEUPREX(R) in severe pediatric meningococcemia, but the data from the trial were determined not to be sufficient to file for regulatory approval. Further development of this product is continuing under a license agreement with a division of Baxter Healthcare Corporation ("Baxter"), and a Phase II study testing NEUPREX(R) in Crohn's disease is continuing to enroll patients. XOMA is providing the product for testing, and Baxter in conducting the study and funding all NEUPREX(R) development costs.

o ING-1 is a Human Engineered(TM)recombinant monoclonal antibody that binds with high affinity to an antigen expressed on epithelial cell cancers (breast, colorectal, prostate and others) that is designed to destroy cancer cells by recruiting the patient's own immune system. Enrollment has been completed in a Phase I study in advanced adenocarcinoma patients. The ING-1 monoclonal antibody incorporates XOMA's patented Human Engineering(TM) technology, designed to reduce immunogenicity. Additional Phase I/II studies are in progress or in planning to further evaluate the safety, immunogenicity, pharmocodynamics and pharmacokinetics of ING-1 in cancer patients, and to document any observed anti-tumor activity. Further testing will be determined by the results of these studies.

o ONYX-015, also known as CI-1042, developed by Onyx Pharmaceuticals, Inc. ("Onyx"), is a therapeutic tumor-selective, modified adenovirus genetically engineered to destroy cancer cells. Under a strategic process development and manufacturing alliance with Onyx, XOMA is scaling up production to commercial volume and will manufacture ONYX-015. The product is currently in a Phase III clinical trial for recurrent head and neck cancer and in Phase I and II clinical trials for a number of additional cancer indications.

o CAB2 and MLN01, two of Millennium Pharmaceuticals, Inc.'s biotherapeutic agents, are being developed for certain vascular inflammation indications pursuant to a collaboration agreement with Millen-nium that was announced in November of 2001. Current plans call for process development work and preclinical testing in 2002.

o BPI-derived anti-angiogenic compounds with potential application for treating retinal disorders are being developed by XOMA. Results of in vitro and in vivo studies conducted by the Joslin Diabetes Center at Harvard University ("Joslin") showed that compounds derived from BPI inhibit abnormal growth of blood vessels in the retina while sparing key retinal cells. Joslin is conducting further research in collaboration with XOMA.

     The following table contains information regarding the products we currently have in development, including indications, FDA regulatory status and names of our collaborators, if any:

------------------------- --------------------------- -------------------------- --------------- ------------------

        Program                  Description                 Indication             Status*        Collaborator
------------------------- --------------------------- -------------------------- --------------- ------------------

Xanelim(TM)               humanized anti-CD11a        moderate-to-severe         Phase III       Genentech
                          monoclonal antibody         plaque psoriasis
                                                      -------------------------- --------------- ------------------
                                                      kidney transplant
                                                      rejection                  Phase I/II      Genentech

                                                      -------------------------- --------------- ------------------
                                                      rheumatoid arthritis
                                                                                 Phase II        Genentech

------------------------- --------------------------- -------------------------- --------------- ------------------
ONYX-015                  genetically modified        head and neck cancer       Phase III       Onyx
                          adenovirus
------------------------- --------------------------- -------------------------- --------------- ------------------
ING-1                     Human                       adenocarcinomas            Phase I         None
                          Engineered(TM)
                          antibody
------------------------- --------------------------- -------------------------- --------------- ------------------

rBPI21                    IV formulation              severe pediatric           Phase III       Baxter
                          (NEUPREX(R))                  meningococcemia
                                                      -------------------------- --------------- ------------------

                                                      Crohn's disease            Phase II        Baxter
------------------------- --------------------------- -------------------------- --------------- ------------------

CAB2                      recombinant fusion          cardiopulmonary bypass     Preclinical     Millennium
                          protein complement          surgeries
                          inhibitor
------------------------- --------------------------- -------------------------- --------------- ------------------

MLN01                     humanized monoclonal        vascular inflammation      Preclinical     Millennium
                          antibody                    indications
------------------------- --------------------------- -------------------------- --------------- ------------------

Other BPI-Derived         anti-angiogenic             retinal disorders          Preclinical     Joslin
Compounds
                                                                                 --------------- ------------------
                          --------------------------- --------------------------

                          antibacterial               gram-negative and          Research        None
                                                      gram-positive infections
------------------------- --------------------------- -------------------------- --------------- ------------------

------------------------- --------------------------- -------------------------- --------------- ------------------

        Program                  Description                 Indication             Status*        Collaborator
------------------------- --------------------------- -------------------------- --------------- ------------------

Lipopoly-                 diagnostic assay            systemic infections        Marketed in     Diagnostics
saccharide Binding                                                               Europe          Products
Protein (LBP)                                                                                    Corporation
                                                                                 --------------- ------------------

                                                                                 In testing      Biosite
------------------------- --------------------------- -------------------------- --------------- ------------------

*    Research: in vitro studies; Preclinical: in vivo studies

     In 1998, XOMA completed a shareholder-approved corporate reorganization, changing its legal domicile from Delaware to Bermuda and its name to XOMA Ltd. When referring to a time or period before December 31, 1998, or when the context so requires, the terms "Company" and "XOMA" refer to XOMA Corporation, a Delaware corporation and the predecessor of XOMA Ltd.

Development Programs and Technologies

     The following describes XOMA's more significant product development programs and technologies:

     Antibody Programs

Xanelim(TM)

     In September of 1996, XOMA and Genentech announced that an investigational new drug application (IND) had been filed with the FDA for clinical testing of Xanelim(TM) (Efalizumab) in patients with moderate-to-severe psoriasis. XOMA completed a Phase II efficacy study in Canada in psoriasis patients in late 1998, subsequently received a $2 million milestone payment from Genentech, and agreed with Genentech to continue collaborative development of the product in psoriasis through Phase III and to expand the program to include all additional indications for the product.

     In June and July of 2001, data from two pivotal Phase III studies in nearly 1,100 moderate-to-severe plaque psoriasis patients were presented. Both trials met all primary and secondary endpoints. In October of 2001, XOMA and Genentech announced plans to complete an additional pharmacokinetics study for inclusion in the potential biologics license application submission to the FDA. Pending favorable results of the ongoing pharmacokinetic study, a Biologics License Application filing for Xanelim(TM) in patients with moderate-to-severe plaque psoriasis is anticipated in the summer 2002.

     In August of 1999, XOMA announced the expansion of the collaboration with Genentech to include organ transplant rejection. A clinical trial in kidney transplant rejection was initiated in March of 2000, and enrollment was completed in November of 2000. XOMA and Genentech are currently evaluating the results of this study and potential designs for follow-on studies.

     In January of 2002, XOMA and Genentech announced plans to conduct a Phase II clinical study of Efalizumab in patients suffering from rheumatoid arthritis. The randomized, placebo controlled, double-blinded study plans to enroll more than 300 patients at multiple centers. The study will evaluate the efficacy and safety of Efalizumab, a recombinant, humanized monoclonal antibody designed to selectively inhibit immune system T cells.

ING-1

     ING-1 is a Human Engineered(TM) recombinant monoclonal antibody that binds with high affinity to an antigen expressed on epithelial cell cancers (breast, colorectal, prostate and others) that is designed to destroy cancer cells by recruiting the patient's own immune system. Extensive studies have found high levels of Ep-CAM expressed on the majority of breast, lung, prostate, pancreas, and ovarian adenocarcinoma cells. In August of 2000, the Company filed an IND for testing this Human Engineered(TM) antibody in a variety of cancers. In October of 2000, XOMA initiated a Phase I safety, pharmacokinetics and immunogenicity clinical study in patients with advanced adenocarcinomas; in August of 2001, enrollment was completed. The Company has initiated a second Phase I study in this patient population and is currently planning to initiate a third to evaluate the safety, immunogenicity, pharmacodynamics and pharmacokinetics and to document any observed anti-tumor activity.

CAB2 and MLN01

     Under an agreement announced in November of 2001, XOMA is developing two of Millennium's biotherapeutic agents, CAB2 and MLN01, for certain vascular inflammation indications. CAB2 is a recombinant fusion protein that inhibits complement activation and MLN01 is a humanized monoclonal antibody that inhibits inflammatory responses by blocking the attachment of Beta 2 integrins to their adhesion molecules. Under the terms of the agreement, XOMA will be responsible for development activities and related costs through the completion of Phase II trials. XOMA will make future payments to Millennium upon achievement of certain clinical milestones. After successful completion of Phase II, Millennium will have the right to commercialize the products and XOMA will have the option to choose between further participation in the development program and eventual profit sharing, or alternatively being entitled to future royalty and milestone payments.

Genimune(TM)

     Based on early data from preclinical studies, XOMA has decided not to move the Genimune(TM) molecule into clinical studies at this time, but to devote its resources to developing other products in its pipeline.

     Proprietary Technologies

     XOMA has a number of proprietary technologies relating to recombinant antibodies, including bacterial cell expression systems for the production of recombinant antibodies, the Human Engineering(TM) method, and the targeted gelonin fusion technology. Various licenses and sublicenses have been entered into in some of these areas. XOMA has used these technologies in developing some of its own products and may choose to develop some of these products further on its own. Discussions are ongoing with other entities that have expressed interest in these technologies. No assurance can be given that any agreement or agreements will be reached as a result of the ongoing discussions.

Bacterial Cell Expression Systems

     XOMA has granted over 25 licenses to biotechnology and pharmaceutical companies worldwide to use its patented and proprietary technologies relating to bacterial expression of recombinant pharmaceutical products. Bacterial antibody expression is an enabling technology for the discovery and selection, as well as the development and manufacture, of recombinant protein pharmaceuticals, including diagnostic and therapeutic antibodies for commercial purposes. Bacterial antibody expression is also a key technology used in multiple systems for high-throughput screening of antibody domains. Expression of antibodies by phage display technology, for example, depends upon the expression and secretion of antibody domains from bacteria as properly folded, functional proteins.

     XOMA scientists were the first to demonstrate the secretion of antibody domains directly from bacterial cells as fully functional, properly folded molecules. XOMA has received nine U.S. patents to date relating to aspects of its bacterial cell expression system, including a family of six patents that broadly cover the secretion of functional immunoglobulins from bacteria, including antibody fragments such as Fab and single-chain antibodies. Corresponding foreign patents have also been granted. Access to XOMA's patent estate is necessary for the practice of antibody phage display and other antibody screening applications.

     On February 25, 2002, XOMA and MorphoSys AG announced that they have entered into cross-licensing agreements for antibody-related technologies. Under the agreements, MorphoSys and its partners receive a license to use the XOMA antibody expression technology for developing antibody products using MorphoSys's phage display-based HuCAL(R) antibody library. MorphoSys also receives a license for the production of antibodies under the XOMA patents. XOMA will receive license payments from MorphoSys in addition to a license to use the MorphoSys HuCAL(R) GOLD antibody library for its target discovery and research programs.

     The agreements also provide for a release of MorphoSys and its collaborators from any past activities using MorphoSys technology to the extent they also used XOMA's antibody expression technology, and allows MorphoSys to use the XOMA technology in combination with its own technology in any future collaborations. XOMA will receive the right to use the HuCAL(R) GOLD antibody library for target research and discovery purposes for five years, with an option to develop antibodies into therapeutics. Should any therapeutic antibodies be identified and developed by XOMA using the MorphoSys HuCAL(R) GOLD library, the contract provides for future license, milestone and royalty payments be made by XOMA to MorphoSys.

Human Engineering(TM) Method for Antibodies

     XOMA has developed a patented technology for reducing the immunogenicity of antibodies. This Human Engineering(TM) (HE) technology represents a novel alternative to the complementarity-determining region (CDR) grafting based humanization methods in widespread use today. The Company has used the HE technology in the development of ING-1 and other proprietary molecules and plans to make the technology available for outlicensing.

Gelonin Fusion Proteins

     Fusion proteins are made up of a targeting component that delivers the protein to a particular cell type and a cytotoxic component that kills the targeted cell. They can potentially be used to treat autoimmune diseases and cancer. XOMA has a number of patents relating to its gelonin fusion technology and covering a variety of targeting moieties, including antibodies, hormones, lymphokines and growth factors.

LBP Assay Program

     In August of 1998, the Company announced that it had granted to Diagnostics Products Corporation ("DPC") a worldwide license to its patented technology that uses lipopolysaccharide binding protein ("LBP") as a biochemical marker of systemic exposure to gram-negative bacteria and endotoxin. XOMA is receiving royalties on LBP-related products sold worldwide by DPC. In April of 2000, DPC announced the European introduction of an automated laboratory diagnostic test for early diagnosis and prognosis of systemic gram-negative infections developed with the LBP technology. XOMA has been informed that DPC plans to use data from its European users to apply for licensure by the FDA.

     In the first quarter of 1997, XOMA granted to Biosite Incorporated ("Biosite"), of San Diego, California, an exclusive U.S. license to make, use and sell certain non-automated, point-of-care diagnostic and prognos-tic products for measuring LBP to detect bacterial endotoxin exposure in patients with endotoxemia or sepsis. XOMA has been informed that Biosite is conducting studies of a point-of-care diagnostic using LBP.

     There can be no assurance that either licensee will receive necessary approvals or make any significant sales.

     XOMA and Biosite are involved in litigation over matters unrelated to LBP. Information concerning XOMA's legal proceedings is set forth in Item 3 of Part I of this Form 10-K.

     BPI Product Platform

     The Company is developing novel therapeutic products from recombinant bactericidal/permeability-increasing protein ("rBPI"). rBPI is a genetically engineered version of a human host-defense protein found in white blood cells. rBPI kills gram-negative bacteria and enhances the activity of antibiotics, in many cases reversing bacterial resistance to the antibiotic. rBPI also binds to and neutralizes endotoxins, molecular components of the cell walls of gram-negative bacteria that can trigger severe complications in infected patients. Furthermore, rBPI inhibits angiogenesis (growth of new blood vessels) and binds to and neutralizes heparin, a carbohydrate molecule involved in blood vessel formation. Angiogenesis is an essential component of inflammation and solid tumor growth as well as diseases such as retinopathies.

     BPI was discovered in 1978 at New York University ("NYU") School of Medicine by Peter Elsbach, M.D., and Jerrold Weiss, Ph.D. XOMA has collaborated with Drs. Elsbach and Weiss since 1991 to apply and extend BPI-related research to the commercial development of pharmaceutical products.

     XOMA has used the BPI molecule as a platform for developing a number of pharmaceutical products. XOMA scientists developed a recombinant modified fragment of the BPI molecule, called rBPI21, which is potent and stable and can be manufactured at commercially viable yields. This modified fragment is the basis for the Company's NEUPREX(R) and topical anti-infective ophthalmic formulations. XOMA is also developing smaller compounds derived from BPI into additional therapeutic products, such as anti-angiogenic compounds.

NEUPREX(R)

     In December of 1992, XOMA submitted an IND to begin human testing of our NEUPREX(R) product, a genetically-engineered fragment of a human protein (BPI). In March of 1993, the Company began Phase I human safety and pharmacokinetic testing under the IND. Beginning in 1995, the Company initiated several clinical efficacy studies evaluating NEUPREX(R) as a treatment for primary infections and complications of infectious diseases, trauma and surgery. The indications tested so far include:

     Meningococcemia is a deadly systemic bacterial infection that usually afflicts children. XOMA conducted a Phase I/II pilot study in 1995-96 and a Phase III trial in 1997-99. The Phase III trial enrolled nearly 400 severe pediatric meningococcemia patients in the United Kingdom and United States. Although analysis revealed a clinical benefit in mortality and morbidities, the data were not deemed sufficient by the FDA to support the filing of a BLA. XOMA and Baxter are evaluating ways to provide additional data to support the use of the drug in this indication. Trial results were published in the September 16, 2000 issue of The Lancet.

     Other indications: Phase I, Phase II and Phase III trials were conducted in 1995 through 1999 in partial hepatectomy, severe intra-abdominal infections, hemorrhage due to trauma and cystic fibrosis patients. XOMA and Baxter are evaluating additional indications for clinical testing.

     In January of 2000, Baxter's Hyland Immuno division acquired the worldwide rights to XOMA's NEUPREX(R) product for development in antibacterial and anti-endotoxin indications. XOMA received an initial payment of $10.0 million and may receive additional milestone payments and royalties if the product is successfully commercialized.

     In July of 2001, Baxter initiated a Phase II study testing NEUPREX(R) in patients with Crohn's disease, a systemic inflammatory condition associated with endotoxemia that primarily affects the gastrointestinal tract. The start of the study triggered a development milestone payment of $1.5 million, which will be recognized as revenue over the duration of the study. XOMA is providing the product for testing, and Baxter is conducting the study and funding all NEUPREX(R) development costs. There can be no assurance that any past or future clinical trials will yield data that will result in regulatory approval of the NEUPREX(R) product. Retinal Disease Program

     BPI-derived anti-angiogenic compounds with potential application for treating retinal disorders are being developed by XOMA. In April of 2001, researchers from Joslin presented data from in vitro and in vivo studies at the Association for Research in Vision and Ophthalmology (ARVO) meeting. BPI-derived compounds suppressed retinal neovascularization without negative effects on pericytes and retinal pigmented epithelial cells necessary to the healthy functioning of the retina. Joslin is conducting further research on these compounds in collaboration with XOMA for their utility in retinal diseases. No assurance can be given regarding the timing or likelihood of future development or licensing arrangements.

Mycoprex(TM)

     The Company's scientists discovered that certain compounds derived from BPI display potent fungicidal activity. Further research demonstrated that many of these compounds kill strains of Candida, the most common fungus to cause systemic illness, and also show activity against other strains of fungi, including those resistant to currently available drugs. In November of 2001, the Company announced that, based on further preclinical testing and market assessment of its Mycoprex(TM) program, it had decided to discontinue its plans for developing a product for systemic fungal infections.

     Process Development and Manufacturing

     In January of 2001, Onyx and XOMA entered into a strategic process development and manufacturing arrangement under which XOMA will scale up production to commercial volume and manufacture Onyx's ONYX-015 (also known as CI-1042). ONYX-015 is a therapeutic tumor-selective, modified adenovirus genetically engineered to replicate in and kill cancer cells that have abnormal p53 pathway function, while sparing normal cells that have functioning p53. Derangements in the p53 protein pathway are the most common genetic abnormalities in human cancer. ONYX-015 is currently in a Phase III clinical trial for head and neck cancer and in Phase I and II clinical trials for a number of additional cancer indications.

     XOMA is currently producing the rBPI21 and ING-1 products and has produced Xanelim(TM) for clinical trial and other testing needs at its Berkeley manufacturing facilities, pursuant to a drug manufacturing license obtained from the State of California. The Company's manufacturing capability is based on recombinant DNA technology, with production of therapeutic products from either mammalian or microbial cells. XOMA has two 500-liter and two 2,750-liter fermentation trains with associated isolation and purification systems in place. The Company does its own formulation for final sterile filling and finishing by third parties, and has the capacity to do its own small-scale filling.

     In mid 2001, XOMA completed its previously announced plans to consolidate its Santa Monica technical development and pilot plant functions into its Berkeley facilities. Key people and equipment were moved to the Berkeley facility to enhance the Company's development and manufacturing capabilities.

     Other Products and Technologies

     In December of 1999, Connetics Corporation and XOMA assigned certain T cell receptor ("TCR") intellectual property to The Immune Response Corporation ("IRC") in exchange for cash, IRC common stock and future royalties. IRC owns additional TCR-related intellectual property and is developing pharmaceutical products using this technology for the treatment of autoimmune diseases. In February of 2002, IRC announced that an interim analysis of its Phase I/II clinical study of a TCR based vaccine against multiple sclerosis confirmed that the primary endpoint had been met.

     Additionally, XOMA continues to seek opportunities to realize value from products and technologies outside its core research efforts, including osteoinductive proteins for bone repair and Thaumatin, a non-carcinogenic protein for low-calorie flavor enhancement. Discussions are ongoing with various entities that have expressed interest in these products and technologies. No assurance can be given that any agreement or agreements will be reached as a result of the ongoing discussions.

Development and Marketing Arrangements

     The Company's strategy with respect to its proprietary products is to enter into arrangements with established pharmaceutical company partners in order to facilitate and finance development and marketing. Assuming timely regulatory approval, which cannot be assured, the successful commercialization of XOMA's products will depend to a large extent upon the marketing capabilities of its collaboration partners. In addition to developing its own products, the Company also seeks to leverage its manufacturing and development capabilities by entering into agreements to collaborate on development of its partners' products.

Genentech

     On April 22, 1996, XOMA and Genentech entered into an agreement whereby XOMA agreed to co-develop Genentech's humanized monoclonal antibody product Xanelim(TM). In April of 1999, the companies extended and expanded the agreement. XOMA will receive 25% of U.S. operating profits from Xanelim(TM) in all indications, and a royalty on sales outside the United States. Genentech will continue to finance XOMA's share of development costs via convertible subordinated loans, due at the earlier of 2005 or first product approval, which may be repaid using company equity.

     The initial focus of the collaboration agreement is to develop Xanelim(TM) to treat psoriasis and prevent or decrease the rejection of organ transplants. XOMA completed a Phase II efficacy study in Canada in psoriasis patients in late 1998, subsequently received a $2 million milestone payment from Genentech, and agreed with Genentech to continue collaborative development of the product in psoriasis through Phase III and to expand the program to include all indications for the product. XOMA has an option to co-promote the product in the United States.

     Either party may terminate the agreement upon a breach of a material obligation by the other party. Upon termination by either party, XOMA will be paid a royalty on all worldwide sales or have a percentage of its development costs reimbursed by Genentech. Whether the royalty will be paid, and at what rate, or the costs reimbursed will depend on which party terminates the agreement and at what point in the approval process such termination occurs.

Baxter

     On January 25, 2000, XOMA entered into license and supply agreements with the Hyland Immuno division of Baxter for NEUPREX(R) for treatment of meningococcemia and substantially all future antibacterial and anti-endotoxin human clinical indications. The agreements provide for initial and other payments of up to $35 million for meningococcemia. Under the terms of the agreements, XOMA has received initial and milestone payments totalling $11.5 million. Additional payments will be made upon the achievement of development milestones for future indications. Baxter will pay all future clinical development costs as well as royalties appropriate for a late-stage product. XOMA will receive royalties from future rBPI sales and will supply initial product needs from its Berkeley manufacturing facility.

     Either party may terminate the agreement upon the occurrence of voluntary or involuntary liquidation of the other party or upon a material breach by the other party. Termination of the agreement by Baxter terminates all rights thereunder (subject to the survival of certain customary provisions) but shall not relieve the parties of any obligation accruing prior to such expiration or termination nor shall it deny Baxter of its rights to make, have made, use, sell, offer to sell, import and/or export any product licensed under the agreement in a particular clinical indication to the extent Baxter has then made all required payments under the agreement for any such clinical indication for such product; provided that Baxter then undertakes to continue making payments under the agreement if, as and when sales of such product in such indication occur. The license granted pursuant to the agreement expires upon the expiration of the relevant patents.

Onyx

     On January 29, 2001, the Company entered into a strategic process development and manufacturing agreement with Onyx. The initial term is five years, with options to extend for additional periods. Under the terms of the agreement, Onyx will pay to XOMA an initial payment, payments for development work and material produced, and payments upon achieving key milestones. XOMA's objectives are to increase the fermentation volume to commercial scale, to improve the purification process, to seek FDA licensure of its manufacturing facility for ONYX-015, and to produce material for use in clinical testing and for commercial sale upon approval. While dependent on the pace and outcome of clinical trials, regulatory approval, sales volume and other factors, the financial scope of the agreement during the initial term is projected to exceed $35 million. Certain payments under this agreement are pending clinical outcome.

     If Onyx has not materially breached its obligations under the agreement, Onyx may terminate the agreement without penalty upon at least 90 days' prior written notice if XOMA has not met certain performance targets. XOMA may terminate the agreement at will upon the earlier of either 48 months' prior written notice or the issuance of regulatory approval by the FDA.

     XOMA has been informed that Onyx recently reacquired rights from its collaboration partner, Warner-Lambert, to advance the product in head and neck cancer and to further develop indications where local or regional administration of ONYX-15 would be feasible.

Millennium

     On November 26, 2001, XOMA and Millennium announced an agreement in which they would collaborate to develop two of Millennium's biotherapeutic agents:
CAB2 and MLN01, for certain vascular inflammation indications. Under the terms of the agreement, XOMA will be responsible for development activities and related costs through the completion of Phase II trials. XOMA will make future payments to Millennium upon achievement of certain clinical milestones. After successful completion of Phase II, Millennium will have the right to commercialize the products and XOMA will have the option to choose between further participation in the de-velopment program and eventual profit sharing, or alternatively being entitled to future royalty and milestone payments. Under an investment agreement, Millennium committed to purchase, at XOMA's option, up to $50 million worth of XOMA common shares over the next three years, through a combination of convertible debt and equity at then prevailing market prices.

     Either party has the right to terminate upon the breach of a material obligation by the other party. Under certain circumstances, if XOMA fails to reach certain diligence milestones, Millennium shall have the right to terminate the agreement. In addition, any material breach by XOMA under the investment agreements, including with respect to Millennium's registration rights, will give Millennium the right to terminate. The agreement shall remain in effect until terminated.

BPI-related Ophthalmics

     In April of 2001, XOMA entered into a research collaboration with Joslin to explore applications of BPI-derived molecules in retinopathic diseases of the eye. In that same month, researchers from Joslin presented data from in vitro and in vivo studies at the Association for Research in Vision and Ophthalmology
(ARVO) meeting. Additional research is now underway to explore mechanisms of action and other aspects of rBPI in retinal disease.

Other

     The Company is seeking development and marketing partners for additional products. No assurance can be given regarding the timing or likelihood of future collaborative arrangements or of product licensure.

     From time to time, the Company reviews development opportunities with other biotechnology companies with a view toward providing product development services to them.

Competition

     The biotechnology and pharmaceutical industries are subject to continuous and substantial technological change. Competition in the areas of recombinant DNA-based and antibody-based technologies is intense and expected to increase as new technologies emerge and established biotechnology firms and large chemical and pharmaceutical companies continue to advance in the field. A number of these large pharmaceutical and chemical companies have enhanced their capabilities by entering into arrangements with or acquiring biotechnology companies or entering into business combinations with other large pharmaceutical companies. Many of these companies have significantly greater financial resources, larger research and development and marketing staffs and larger production facilities than those of XOMA. Moreover, certain of these companies have extensive experience in undertaking preclinical testing and human clinical trials. These factors may enable other companies to develop products and processes competitive with or superior to those of the Company. In addition, a significant amount of research in biotechnology is being carried out in universities and other non-profit research organizations. These entities are becoming increasingly interested in the commercial value of their work and may become more aggressive in seeking patent protection and licensing arrangements. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or uncompetitive.

     Without limiting the foregoing, we are aware that:

o Biogen Inc. has announced that its Amevive(R) product achieved positive results in two Phase III clinical trials in patients with moderate to severe plaque psoriasis and that the FDA and the EMEA have officially accepted Biogen's filings for approval of Amevive(R) in psoriasis;

o Centocor Inc., a unit of Johnson & Johnson, has tested its rheumatoid arthritis and Crohn's disease drug in psoriasis, and it has been announced that the drug has shown clinical benefit;

o it has been announced that Immunex Corp. (which is in the process of being acquired by Amgen Inc.) has tested its rheumatoid arthritis and psoriatic arthritis drug in psoriasis with positive results;

o MedImmune, Inc. is testing its anti-T cell monoclonal antibody in psoriasis; and

o other companies, including Medarex, Inc., are developing monoclonal antibody or other products for treatment of inflammatory skin disorders.

     Currently, there are several companies with marketed biologics that are approved for treating patients with rheumatoid arthritis:

o    Immunex Corp. markets Enbrel,

o    Amgen Inc. recently gained FDA approval for Kineret and

o Centocor Inc. is approved to market Remicade to rheumatoid arthritis patients.

In addition to approved products, a number of companies are developing drugs with a biologic mechanism of action for the treatment of rheumatoid arthritis. These companies include Cambridge Antibody Technology Group plc, Biogen Inc., Celltech Group plc and others.

     A number of companies are developing monoclonal antibodies targeting cancers, which may prove more effective than ONYX-015 or the ING-1 antibody.

     It is possible that one or more other companies may be developing one or more products based on the same human protein as our NEUPREX(R) product, and these product(s) may prove to be more effective than NEUPREX(R) or receive regulatory approval prior to NEUPREX(R) or any BPI-derived ophthalmic product developed by XOMA.

Regulatory

     XOMA's products are subject to comprehensive preclinical and clinical testing requirements and to approval processes by the FDA and similar authorities in other countries. The Company's products are primarily regulated on a product-by-product basis under the U.S. Food, Drug and Cosmetic Act and
Section 351(a) of the Public Health Service Act. Most of the Company's human therapeutic products are or will be classified as biologic products and would be subject to regulation by CBER. Approval of a biologic for commercialization requires licensure of the product and the manufacturing facilities.

     The FDA regulatory process is carried out in several phases. Prior to beginning clinical testing of a proposed new biologic product, an IND is filed with the FDA. This document contains scientific information on the proposed product, including results of testing of the product in animal and laboratory models. Also included is information on manufacture of the product and studies on toxicity in animals, and a clinical protocol outlining the initial investigation in humans.

     The initial stage of clinical testing, Phase I, ordinarily encompasses safety, pharmacokinetics and pharmacodynamic evaluations. Phase II testing encompasses investigation in specific disease states designed to provide preliminary efficacy data and additional information on safety. Phase III studies are designed to further es-tablish clinical safety and efficacy and to provide information allowing proper labeling of the product following approval. Phase III studies are most commonly multi-center, randomized, placebo-controlled trials in which rigorous statistical methodology is applied to clinical results. Other designs may also be appropriate in specific circumstances.

     Following completion of clinical trials, a BLA is submitted to the FDA to request marketing approval. Internal FDA committees are formed which evaluate the application, including scientific background information, animal and laboratory efficacy studies, toxicology, manufacturing facility and clinical data. During the review process, a dialogue between the FDA and the applicant is established in which FDA questions are raised and additional information is submitted. During the final stages of the approval process, the FDA generally requests presentation of clinical or other data before an FDA advisory committee, at which point, some or all of such data may become available. Also, during the later stages of review, the FDA conducts an inspection of the manufacturing facility to establish that the product is made in conformity with good manufacturing practice (GMP). If all outstanding issues are satisfactorily resolved and labeling established, the FDA issues a license for the product and for the manufacturing facility, thereby authorizing commercial distribution.

     The FDA has substantial discretion in both the product approval process and the manufacturing approval process, and it is not possible to predict at what point, or whether, the FDA will be satisfied with the Company's submissions or whether the FDA will raise questions which may delay or preclude product approval or manufacturing facility approval. As additional clinical data is accumulated, it will be submitted to the FDA and may have a material impact on the FDA product approval process. Given that regulatory review is an interactive and continuous process, the Company has adopted a policy of limiting announcements and comments upon the specific details of the ongoing regulatory review of its products, subject to its obligations under the securities laws, until definitive action is taken. There can be no assurance that any of the products under development by the Company will be developed successfully, obtain the requisite regulatory approval or be successfully manufactured or marketed.

     In Europe, most of the Company's human therapeutic products are or will be classified as biologic and would be subject to a single European registration through a centralized procedure. The assessment of the Marketing Authorization Application is carried out by a rapporteur and co-rapporteur appointed by the Committee for Proprietary Medicinal Products (CPMP), which is the expert scientific committee of the European Medicines Evaluation Agency (EMEA).

     The rapporteur and co-rapporteur are drawn from the CPMP membership representing member states of the European Union. They liaise with the applicant on behalf of the CPMP in an effort to provide answers to queries raised by the CPMP. Their assessment report(s) is circulated to and considered by the full CPMP membership, leading to the production ultimately of a CPMP opinion which is transmitted to the applicant and Commission. The final decision on an application is issued by the Commission. When a positive decision is reached, a Marketing Authorization, or "MA," will be issued. Once approval is granted, the product can be marketed under the single European MA in all member states of the European Union. Consistent with the single MA, the labeling for Europe is identical throughout all member states except that all labeling must be translated into the local language of the country of intended importation and in relation to the content of the so called "blue box" on the outer packaging in which locally required information may be inserted. There can be no assurance that any of the products under development by the Company will be developed successfully, obtain the requisite regulatory approval or be successfully manufactured or marketed.

Patents and Trade Secrets

     As a result of its ongoing activities, the Company holds and is in the process of applying for a number of patents in the United States and abroad to protect its products and important processes. The Company also has obtained or has the right to obtain exclusive licenses to certain patents and applications filed by others. However, the patent position of biotechnology companies generally is highly uncertain and no consistent policy regarding the breadth of allowed claims has emerged from the actions of the U.S. Patent and Trademark Office (the "Patent Office") with respect to biotechnology patents. Accordingly, no assurance can be given that the Company's patents will afford protection against competitors with similar technologies, or that others will not obtain patents claiming aspects similar to those covered by the Company's patent applications.

     During the period from September of 1994 to December of 2001, the Patent Office issued 59 patents to the Company related to its BPI-related products, including novel compositions, their manufacture, formulation, assay and use. The Company has more than 20 pending patent applications worldwide related to its BPI-related products. Numerous foreign patents have been granted which, along with additional pending foreign patent applications, correspond to the patents issued and allowed in the U.S.

     The Company is the exclusive licensee of BPI-related patents and applications owned by NYU. These include seven issued U.S. patents directed to novel BPI-related protein and DNA compositions, as well as their production and uses. U.S. Patent Nos. 5,198,541 and 5,641,874, issued to NYU, relate to the recombinant production of BPI. The Company believes that these patents have substantial value because they cover certain production methodologies that allow production of commercial-scale quantities of BPI for human use. In addition, the European Patent Office granted to NYU, EP 375724, with claims to N-terminal BPI fragments and their use, alone or in conjunction with antibiotics, for the treatment of conditions associated with bacterial infections.

     Between 1992 and 2001, eight patents related to BPI were issued to Incyte Genomics, Inc. ("Incyte") by the Patent Office directed to endotoxin-associated uses of BPI, uses of BPI with polymannuronic acid, and LBP-BPI proteins. Effective as of July of 1998, XOMA is the exclusive licensee of BPI-related patents and applications owned by Incyte, including these seven U.S. patents, one granted European patent and pending applications worldwide.

     From January of 1996 to December of 2001, XOMA was issued nine patents directed to its LBP-related assays and products, including diagnostic and prognostic methods for measuring LBP levels in humans. XOMA has also acquired from Johnson & Johnson an exclusive sublicense to their LBP-related portfolio, including five U.S. patents issued to the discoverers of LBP, Drs. Richard Ulevitch and Peter Tobias, at the Scripps Research Institute in San Diego.

     During the period from July of 1991 to December of 2001, the Patent Office issued nine patents to the Company related to its bacterial expression technology, including claims to novel promoter sequences, secretion signal sequences, compositions and methods for expression and secretion of recombinant proteins from bacteria, including immunoglobulin gene products. U.S. Patent No. 5,028,530, issued to the Company, is directed to expression vehicles containing an AraB promoter, host cells and processes for regulated expression of recombinant proteins. U.S. Patent Nos. 5,576,195 and 5,846,818 are related to DNA encoding a pectate lyase signal sequence, recombinant vectors, host cells and methods for production and externalization of recombinant proteins. U.S. Patent Nos. 5,595,898, 5,698,435 and 5,618,920 address secretable immunoglobulin chains, DNA encoding the chains and methods for their recombinant production. U.S. Patent Nos. 5,693,493, 5,698,417 and 6,204,023 relate to methods for recombinant production/secretion of functional immunoglobulin molecules. Numerous foreign patents have been granted which, along with additional pending foreign patent applications, correspond to the patents issued and allowed in the U.S.

     If certain patents issued to others are upheld or if certain patent applications filed by others issue and are upheld, the Company may require certain licenses from others in order to develop and commercialize certain potential products incorporating the Company's technology. There can be no assurance that such licenses, if required, will be available on acceptable terms.

Research and License Agreements

     XOMA has contracted with a number of academic and institutional collaborators to conduct research and development activities. Under these agreements the Company generally funds either the research and development or evaluation of products, technologies or both, will own or obtain exclusive licenses to products or technologies developed, and may pay royalties on sales of products covered by certain licenses. The rates and durations of such royalty payments vary by product and institution, and range generally for periods from five years to indefinite duration. Aggregate expenses of the Company under all of its research agreements totaled $0.0 million, $0.1 million and $0.1 million in 2001, 2000 and 1999, respectively. The Company has entered into certain license agreements with respect to the following products:

     On August 6, 1990, XOMA entered into a research collaboration and license agreement with NYU whereby XOMA obtained an exclusive license to patent rights for DNA materials and genetic engineering methods for the production of BPI and fragments thereof. BPI is part of the body's natural defense system against infection and XOMA is investigating the use of products based on BPI for various indications. XOMA has obtained an exclusive, worldwide license for the development, manufacture, sale and use of BPI products for all therapeutic and diagnostic uses, and it has paid a license fee and will make milestone payments and pay royalties to NYU on the sale of such products. The license becomes fully paid upon the later of the expiration of the relevant patents or fifteen years after the first commercial sale, subject to NYU's right to terminate for certain events of default.

     Each party has the right to terminate the agreement upon a material breach by the other party of its performance of its obligations under the agreement, subject to customary cure periods. Upon termination of the agreement prior to the expiration of the relevant patents, all rights in and to NYU's intellectual property revert to NYU.

     On July 9, 1998, XOMA entered into a license agreement with Incyte whereby XOMA obtained an exclusive (even as to Incyte), freely sublicenseable, worldwide license to all of Incyte's patent rights relating to BPI. XOMA will pay Incyte a royalty on sales of BPI products covered by the license, up to a maximum of $11.5 million, and made a $1.5 million advance royalty payment, one-half in cash and one-half in XOMA common shares. XOMA also issued warrants to Incyte to purchase 250,000 XOMA common shares at $6.00 per share. Due to offsets against other royalties, XOMA may not ultimately incur increased total BPI royalty payments as a result of this license.

     The agreement expires on July 9, 2008 unless, on or prior to such date, the license granted therein becomes fully paid up in accordance with its terms. Incyte has the right to terminate the agreement (subject to a customary cure period) upon a breach by XOMA of any of its material obligations under the agreement.

International Operations

     The Company believes that, because the pharmaceutical industry is global in nature, international activities will be a significant part of the Company's future business activities and that, when and if it is able to generate income, a substantial portion of that income will be derived from product sales and other activities outside the United States.

     A number of risks are inherent in international operations. Foreign regulatory agencies often establish standards different from those in the United States, and an inability to obtain foreign regulatory approvals on a timely basis could have an adverse effect on the Company's international business and its financial condition and results of operations. International operations may be limited or disrupted by the imposition of government controls, export license requirements, political or economic instability, trade restrictions, changes in tariffs, restric-tions on repatriating profits, taxation, or difficulties in staffing and managing international operations. In addition, the Company's business, financial condition and results of operations may be adversely affected by fluctuations in currency exchange rates. There can be no assurance that the Company will be able to successfully operate in any foreign market.

     The Company was incorporated in Delaware in 1981 and became a Bermuda company effective December 31, 1998.

Employees

     As of December 31, 2001, XOMA employed 193 full-time employees at its Berkeley, California facilities. The Company's employees are engaged in clinical, manufacturing, quality assurance and control, research and product development activities, and in executive, finance and administrative positions. The Company considers its employee relations to be excellent.

Item 2.      Properties

     XOMA's development and manufacturing facilities are located in Berkeley, California. The Company leases 107,600 square feet of space including approximately 35,000 square feet of research and development laboratories, 48,000 square feet of production and production support facilities and 24,600 square feet of office space. Separately, a 16,500 square foot technology development facility is owned by XOMA.

     As of December 31, 2001, the future minimum lease commitments for leased facilities are as follows (in thousands):

                           2002                               $  2,527
                           2003                                  2,665
                           2004                                  2,691
                           2005                                  2,715
                           2006                                  2,743
                           Thereafter                            3,714
                                                              --------
                           Total                              $ 17,055
                                                              --------

     Total rental expense for the research and development facilities was approximately $2.4 million for 2001.

     The principal executive offices of XOMA are located at 2910 Seventh Street, Berkeley, California 94710 U.S.A. (telephone 510-644-1170).

Item 3.      Legal Proceedings

     On or about June 8, 2001, an action was commenced against the Company and certain of its affiliates styled Biosite Diagnostics Inc. v. XOMA Ltd., et al., No. C-01-2251 (PJH)(N.D. Cal.) (the "Biosite Action"). The action sought declarations that Biosite was not infringing certain XOMA patents and that certain licenses continued in effect despite XOMA's notice of termination thereof. The action sought an injunction against the Company and such affiliates maintaining the license agreements in effect. On June 13, 2001, the court denied Biosite's motion for a temporary restraining order. On or about July 5, 2001, the Company, XOMA Ireland Limited and XOMA Technology Ltd. brought an action against Biosite in the same court. The action, styled XOMA Ltd., et al. v. Biosite Inc., No. C-01-2580 (PJH) (N.D. Cal.) (the "XOMA Action"), seeks injunctive relief, compensatory and punitive damages for fraud and misrepresentation, breach of contract, patent infringement, misappropriation and unfair business practices. On September 24, 2001, the court denied Biosite's motion in its action for a preliminary injunction and granted the Company's motion to dismiss the Biosite Action. On that same day, the court granted a portion of Biosite's motion to dismiss the XOMA Action relating to the fraud allegations with leave to replead. On October 31, 2001, the plaintiffs in the XOMA Action filed their amended complaint asserting the same claims for relief. On November 7, 2001, Biosite answered the amended complaint denying the substantive allegations. On that same day, Biosite filed counterclaims seeking the same relief as the original Biosite Action and adding claims for breach of contract, breach of covenant of good faith and fair dealing, intentional interference with contracts and with prospective economic advantage, unfair business practices and violation of the Lanham Act. Biosite seeks damages in an unspecified amount, prejudgment interest, injunctive relief, punitive damages and attorneys' fees. On November 30, 2001, the Company answered the counterclaims denying the substantive allegations therein. On December 3, 2001, the court denied Biosite's motion to bifurcate the case such that Biosite's license validity claims would be tried first. On January 7, 2002, the court denied Biosite's motion to sever the patent issues from the license issues and to address the license issues first. In February of 2002, Biosite announced that it has begun implementing an antibody expression technology intended to allow it to operate its business without using XOMA's patents and that it is launching a licensing program. On or about March 5, 2002, Biosite filed an amended answer to add additional defenses that certain of the patents at issue are invalid, that certain alleged inequitable conduct on the part of the XOMA entities renders certain of the patents unenforceable and that alleged patent misuse renders the patents at issue unenforceable. Discovery has commenced as to all claims, defenses and counterclaims and is continuing.

     On November 15, 2001, a purported securities class action complaint was filed in the United States District Court for the Northern District of California against the Company and certain of its officers in an action captioned Tingle v. XOMA Ltd., et al., No. C-01-4256 (CW) (N.D. Calif.). On November 29, 2001 and December 20, 2001, respectively, two similar purported class action complaints, captioned Scala v. XOMA Ltd., et al., No. C-01-4610
(WHA) (N.D. Calif.) and Malmut v. XOMA Ltd., et al., No. C-01-5006 (MJJ) (N.D. Calif.), were filed in that same federal district court. (The three lawsuits are referred to collectively hereinafter as the "Class Action Lawsuits.") The complaints in the Class Action Lawsuits purported to assert claims, under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, arising out of XOMA's joint development with Genentech of XanelimTM. (Genentech and certain of its officers were also named as defendants in the Class Action Lawsuits.) The Class Action Lawsuits alleged that XOMA and Genentech made material misrepresentations and omissions concerning the anticipated timetable for the filing of a Biologics License Application ("BLA") with the Food and Drug Administration in connection with their development of XanelimTM. The complaints in the Class Action Lawsuits sought unspecified money damages, costs and expenses. After further investigating the issues, plaintiffs' counsel filed with the Court on March 11, 2002, a Stipulation and Proposed Order of Voluntary Dismissal in all three actions. On March 13, 2002, the Court entered an Order dismissing each of the lawsuits without prejudice. No consideration was exchanged, and neither plaintiffs nor their counsel received any compensation or reimbursement of expenses.

     In January of 2002, a complaint was filed in the California Superior Court in San Diego County against XOMA, Genentech and certain unidentified "John Doe" defendants, which tracks many of the allegations that had been made in the Class Action Lawsuits, purporting to assert claims pursuant to the California Unfair Competition Act seeking injunctive relief and other equitable remedies in connection with the defendants' alleged misrepresentations and omissions concerning the anticipated timetable for the filing of the XanelimTM BLA. On March 14, 2002, XOMA filed a demurrer and a motion to strike the complaint.

Item 4.      Submission of Matters to a Vote of Security Holders

     None.

     Officers

     The officers of the Company are as follows:

 Name                                             Age       Title

 John L. Castello                                 65        Chairman of the Board, President and
                                                            Chief Executive Officer

 Patrick J. Scannon, M.D., Ph.D.                  54        Chief Scientific and Medical Officer, Senior Vice
                                                            President and Director

 Clarence L. Dellio                               56        Senior Vice President, Operations

 Marc D. Better, Ph.D.                            46        Vice President, Technical Development and Santa
                                                            Monica Operations

 Daniel P. Cafaro                                 45        Vice President, Regulatory Affairs

 Ronald H. Carlson, Ph.D.                         49        Vice President, Quality

 Stephen F. Carroll, Ph.D.                        50        Vice President, Scientific and Product Development

 Peter B. Davis                                   55        Vice President, Finance and Chief Financial
                                                            Officer

 Marvin R. Garovoy, M.D.                          58        Vice President, Clinical and Medical Affairs

 Christopher J. Margolin                          55        Vice President, General Counsel and Secretary

 Charles C. Wells                                 51        Vice President, Human Resources


     Officers serve at the discretion of the Board of Directors. There is no family relationship among any of the officers or directors.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

     The Company's common shares trade on the Nasdaq National Market under the symbol "XOMA". The following table sets forth the quarterly range of high and low reported sale prices of the Company's common shares on the Nasdaq National Market for the periods indicated.

                                              Price Range
                                              -----------
                                         High                Low
                                         ----                ---
2000:
----
First Quarter                           $16.00               $2.75
Second Quarter                           10.13                3.13
Third Quarter                            14.75                4.00
Fourth Quarter                           15.25                7.75

2001:
----
First Quarter                           $13.88               $6.03
Second Quarter                           17.75                5.31
Third Quarter                            17.09                6.74
Fourth Quarter                           10.50                6.40

     On February 28, 2002, there were approximately 3,184 record holders of XOMA's common shares.

     The Company has not paid dividends on its common shares. The Company currently intends to retain any earnings for use in the development and expansion of its business. The Company, therefore, does not anticipate paying cash dividends on its common shares in the foreseeable future (see Note 4 to the Consolidated Financial Statements, "SHARE CAPITAL").

Item 6.      Selected Financial Data

     The following table contains selected financial information including statement of operations and balance sheet data of XOMA for the years 1997 through 2001. The selected financial information has been derived from the audited Consolidated Financial Statements of XOMA. The selected financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below. The data set forth below is not necessarily indicative of the results of future operations.

                                                                  Year Ended December 31,
                                       ------------------------------------------------------------------------------
                                            2001           2000            1999            1998           1997
                                            ----           ----            ----            ----           ----
                                                         (In thousands, except per share amounts)
Statement of Operations Data
Total revenues (1)                      $   17,279     $    6,659     $    2,361       $    6,345     $   18,383
Total operating costs and
  expenses (2)                              44,610         36,075         47,534           54,184         35,552
Other income (expense), net                   (709)             4           (606)             636          1,404
Net loss                                $  (28,040)    $  (29,412)    $  (45,779)      $  (47,203)    $  (15,765)
Net loss per common share               $    (0.41)    $    (0.45)    $    (0.87)      $    (1.16)    $    (0.44)

                                                                       December 31,
                                       ------------------------------------------------------------------------------
                                            2001           2000            1999            1998           1997
                                            ----           ----            ----            ----           ----
Balance Sheet Data
Cash (3)                                $   67,320     $   35,043      $   18,539      $   28,287     $   55,146
Total assets                                86,107         45,212          28,312          37,304         64,776
Long-term debt                              50,980         39,488          34,724          26,513         24,773
Redeemable convertible
  preference shares                             --             --              --           6,440             --
Accumulated deficit                       (507,629)      (479,589)       (450,177)       (404,343)      (354,526)
Shareholders' equity (net
  capital deficiency)                   $   13,619     $   (8,590)     $  (16,846)     $   (6,190)    $   31,240

(1) In 2001, includes $9.8 million from Baxter and $6.8 million from Onyx for license fees, contract revenue and products sales. In 2000, includes $6.5 million of license fees and contract revenue from Baxter. In 1999, includes non-refundable license fee and milestone payment from Allergan Sales, Inc. and proceeds from the assignment of intellectual property rights to IRC. In 1998, includes a $2.0 million milestone payment from Genentech and $4.3 million in license fees. In 1997, includes $17.0 million from the assignment of patent and royalty rights to Pharmaceutical Partners LLC.

(2) In 1998, includes non-recurring costs of $2.4 million to acquire rights to Incyte's BPI-related patents and $2.5 million of costs related to the change in domicile.

(3) Includes cash, cash equivalents, short-term investments and interest receivable.

Quarterly Results of Operations (Unaudited)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000.

                                                                  Statement of Operations
                                     ----------------------------------------------------------------------------------
                                                         (In thousands, except per share amounts)
                2001                    March 31        June 30       September 30      December 31        Total
                ----                    --------        -------       ------------      -----------        -----
Total revenues                         $    2,856      $    5,212      $    3,285        $    5,926      $   17,279
Total operating costs and
  expenses                                 10,080          11,560          10,164            12,806          44,610
Other income (expense), net                  (351)           (300)             60              (118)           (709)
                                       -----------     -----------     -----------       -----------     ------------
Net loss                               $   (7,575)     $   (6,648)     $   (6,819)       $   (6,998)     $  (28,040)
                                       ===========     ===========     ===========       ===========     ============
Net loss per common share              $    (0.11)     $    (0.10)     $    (0.10)       $    (0.10)     $    (0.41)
                                       ===========     ===========     ===========       ===========     ============

                                                                  Statement of Operations
                                     ----------------------------------------------------------------------------------
                                                         (In thousands, except per share amounts)
                2000                    March 31        June 30       September 30      December 31        Total
                ----                    --------        -------       ------------      -----------        -----
Total revenues                         $    2,572      $    2,283     $      851        $      953      $    6,659
Total operating costs and
  expenses                                  8,720           8,979          8,182            10,194          36,075
Other income (expense), net                  (136)            370            (67)             (163)              4
                                       -----------     -----------     -----------       -----------     ------------
Net loss                               $   (6,284)     $   (6,326)    $   (7,398)       $   (9,404)     $  (29,412)
                                       ===========     ===========     ===========       ===========     ============
Net loss per common share              $    (0.10)     $    (0.10)    $    (0.11)       $    (0.14)     $    (0.45)
                                       ===========     ===========     ===========       ===========     ============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     XOMA is a biopharmaceutical company that develops and manufactures recombinant antibodies and other protein products to treat cancer, immunological and inflammatory disorders, and infectious diseases.

     The Company and Genentech are developing the Xanelim(TM) humanized monoclonal antibody product in collaboration. Data from two pivotal Phase III studies in which nearly 1,100 moderate-to-severe plaque psoriasis patients were presented in June and July of 2001. Both trials met all primary and secondary endpoints. In October of 2001, XOMA and Genentech announced plans to complete an additional pharmacokinetics study for inclusion in the potential biologics license application submission to the FDA. XOMA has also initiated and completed enrollment in a Phase I/II study of Xanelim(TM) in kidney transplant recipients. In January of 2002, XOMA announced plans to conduct a Phase II clinical study of Xanelim(TM) in patients suffering from rheumatoid arthritis. Genentech will continue to finance XOMA's share of development costs via long-term convertible subordinated notes.

     Additional antibody products being developed by the Company include ING-1, which is in Phase I testing in adenocarcinomas.

     The Company is developing novel therapeutic products from recombinant bactericidal/permeability-increasing protein, a human host-defense protein. The first BPI-derived product, NEUPREX(R), has completed a

Phase III trial in meningococcemia and has been in clinical trials in four additional indications. Further development of this product is continuing under license and supply agreements with Baxter.

     In January of 2001, the Company entered into a strategic process development and manufacturing agreement with Onyx. XOMA's objectives are to increase the fermentation volume to commercial scale, to improve the purification process, to seek FDA licensure of its manufacturing facility for ONYX-015, and to produce material for use in clinical testing and for commercial sale upon approval. While dependent on the pace and outcome of clinical trials, regulatory approval, sales volume and other factors, the financial scope of the agreement during the initial term is projected to exceed $35 million. Certain payments under this agreement are pending clinical outcome.

     In November of 2001, XOMA and Millennium announced an agreement to collaborate to develop two of Millennium's biotherapeutic agents: CAB2 and MLN01, for certain vascular inflammation indications. Under the terms of the agreement, XOMA will be responsible for development activities and related costs through the completion of Phase II trials. XOMA will make future payments to Millennium upon achievement of certain clinical milestones. After successful completion of Phase II, Millennium will have the right to commercialize the products and XOMA will have the option to choose between further participation in the development program and eventual profit sharing, or alternatively being entitled to future royalty and milestone payments.

     In December of 1998, the shareholders of the Company (formerly XOMA Corporation) approved a proposal to change XOMA's legal domicile from Delaware to Bermuda. The change was made in anticipation of possible future approvals and commercialization of NEUPREX(R) and other products, to allow XOMA to take advantage of certain tax and other benefits not available under the prior corporate structure. The change was effective December 31, 1998, was tax free to the shareholders, had little or no tax cost to the Company, and did not affect operations.

     In January of 2000, the Company's shareholders approved an increase in authorized share capital by 65,000,000 common shares to 135,000,000.

     The Company incurred a net loss in each of the past three years and is expected to continue to operate at a loss until regulatory approval and commencement of commercial sales of its products. The timing of product approvals is uncertain, and there can be no assurance that approvals will be granted or that revenues from product sales will be sufficient to attain profitability.

Critical Accounting Policies

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. The items in our financial statements requiring significant estimates and judgments include useful lives of fixed assets for depreciation and amortization calculations, assumptions for valuing options and warrants and estimated lives of license and collaborative agreements related to deferred revenue. Actual results could differ materially from these estimates.

     Revenue Recognition

     Revenue is recognized when the related costs are incurred and the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the nature of the fee charged for products or services delivered and the collectibility of those fees.

     License and Collaborative Fees

     Revenue from non-refundable, up-front license or technology access payments under license and collaborative agreements where the Company has a continuing obligation to perform are recognized as revenue over the period of the continuing performance obligation.

     Milestone payments under collaborative arrangements are recognized as revenue upon achievement of the incentive milestone events, which represent the culmination of the earnings process because the Company has no future performance obligations related to the payment. Milestone payments that require a continuing performance obligation on the part of the Company are recognized over the period of the continuing performance obligation. Incentive milestone payments are triggered either by the results of our research efforts or by events external to the Company, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner. Amounts received in advance are recorded as deferred revenue until the related milestone is achieved.

     Contract Revenue

     Contract revenue for research and development involves the Company providing research, development or manufacturing services on a best efforts basis to collaborative partners. The Company recognizes revenue under these arrangements as the related research and development costs are incurred.

     Product Sales

     The Company recognizes product revenue upon shipment when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed, and determinable and collectibility is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns, and discounts, if any.

     Change in Accounting Principle

     The Company previously recognized non-refundable license fees as revenue when received and when all significant contractual obligations of the Company relating to the fees had been met. Effective January 1, 2000, the Company changed its method of accounting for non-refundable initial fees to recognize such fees over the period of continuing involvement by the Company such as the research and development period or the manufacturing period of the agreement, as applicable. The Company believes this accounting policy is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements. As of January 1, 2000, there was no cumulative effect of an accounting change as a result of the adoption of SAB 101 and there was no pro forma effect of the adoption of SAB 101 in any year presented. In connection with the license and supply and development agreement with Baxter on January 25, 2000, the Company received $10.0 million as an initial, nonrefundable fee. This initial fee was deferred and is being amortized over the period of continuing involvement, which period is estimated to be 36 months.

Results of Operations

     Revenues

     Total revenues in 2001 were $17.3 million, compared with $6.7 million in 2000 and $2.4 million in 1999.

     License fee revenues in 2001 increased to $4.8 million from $3.2 million in 2000 and $2.3 million in 1999. These revenues include "up front" and milestone payments related to the outlicensing of XOMA's products and technologies, and other collaborative arrangements. Certain of these agreements involve continuing commitments by XOMA for services, and in these cases the related licensing payments received is recorded as deferred revenue and then recognized as revenue over the period of continuing involvement. The following table illustrates the activity in deferred revenue for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                  2001             2000            1999
                                  ----             ----            ----
Beginning deferred revenue       $ 6,942         $    --            $--
Payments received                  4,225         $ 10,000            --
Revenue recognized                (4,680)          (3,058)           --
                                ---------        ----------        ----
Ending deferred revenue          $ 6,487         $  6,942           $--
                                 =======         ========           ===

     Of the $6.5 million balance in deferred revenue at December 31, 2001, $5.0 million will be recognized as revenue in 2002 and $0.7 million in 2003. Future amounts will also be impacted by additional consideration received, if any, under existing or any future licensing or other collaborative arrangements.

     Revenues from contract services were $10.1 million in 2001, up from $3.4 million in 2000 and $0 million in 1999. These revenues relate primarily to service arrangements with Baxter and Onyx.

     Product sales revenues, related primarily to supplying NEUPREX(TM) product to Baxter for use in clinical and other testing, were $2.4 million in 2001 compared with $0.1 million in both 2000 and 1999.

     Research and Development Expenses

     In 2001, research and development expense increased to $35.9 million, compared with $30.0 million in 2000 and $41.5 million in 1999. The $5.9 million increase in 2001 as compared to 2000 reflected spending related to our collaboration with Onyx, which was initiated in early 2001, an initial payment to Millennium in November of 2001 related to a collaboration on Millennium's CAB2 and MLN01 products, and increased spending on certain internal programs. The $11.5 million decrease in spending in 2000 as compared to 1999 was primarily due to lower spending on clinical trials for the NEUPREX(TM) product, partially offset by increased expenses for Xanelim(TM) and certain internal programs.

     Our research and development activities can be divided into earlier stage programs, which include molecular biology, process development, pilot-scale production and preclinical testing, and later stage programs, which include clinical testing, regulatory affairs and manufacturing clinical supplies. The costs associated with these programs approximate the following (in millions):

                                2001         2000            1999
                                ----         ----            ----
Earlier stage programs          $9.5          $8.4            $8.6
Later stage programs            26.4          21.6            32.9
                               -----         -----           -----
Total                          $35.9         $30.0           $41.5
                                ====          ====            ====

     Our research and development activities can be divided into those related to our internal projects and those related to collaborative arrangements. The costs related to internal projects versus collaborative arrangements approximate the following (in millions):

                                   2001           2000            1999
                                   ----           ----            ----
Internal projects                 $22.5          $14.3           $38.2
Collaborative arrangements         13.4           15.7             3.3
                                  -----          -----           -----
Total                             $35.9          $30.0           $41.5
                                   ====           ====            ====

     For 2000 and 2001, no single project accounted for more than 30% of our total research and development costs for that year. For 2001, only Xanelim(TM) accounted for more than 20% of our total research and development costs for that year. For 2000, only Xanelim(TM) and NEUPREX(R) accounted for more than 20% of our total research and development costs for that year. The corresponding figures are not available for 1999 as we did not begin to account for research and development costs by project until 2000.

     The following table contains information regarding the products for which we are incurring research and development expenses, including indications, FDA regulatory status and names of our collaborators, if any:

------------------------- --------------------------- -------------------------- ------------------- ---------------------

        Program                  Description                 Indication               Status*            Collaborator
------------------------- --------------------------- -------------------------- ------------------- ---------------------

Xanelim(TM)               humanized anti-CD11a        moderate-to-severe         Phase III           Genentech
                          monoclonal antibody         psoriasis
                                                      -------------------------- ------------------- ---------------------
                                                      kidney transplant
                                                      rejection                  Phase I/II          Genentech

                                                      -------------------------- ------------------- ---------------------
                                                      rheumatoid arthritis
                                                                                 Phase II            Genentech

------------------------- --------------------------- -------------------------- ------------------- ---------------------
ONYX-015                  genetically modified        head and neck cancer       Phase III           Onyx
                          adenovirus
------------------------- --------------------------- -------------------------- ------------------- ---------------------
ING-1                     Human                       adenocarcinomas            Phase I             None
                          Engineered(TM)
                          antibody
------------------------- --------------------------- -------------------------- ------------------- ---------------------

rBPI21                    IV formulation              severe pediatric           Phase III           Baxter
                          (NEUPREX(R))                meningococcemia
                                                      -------------------------- ------------------- ---------------------

                                                      Crohn's disease            Phase II            Baxter
------------------------- --------------------------- -------------------------- ------------------- ---------------------

CAB2                      recombinant fusion          cardiopulmonary bypass     Preclinical         Millennium
                          protein complement          surgeries
                          inhibitor
------------------------- --------------------------- -------------------------- ------------------- ---------------------

MLN01                     humanized monoclonal        vascular inflammation      Preclinical         Millennium
                          antibody                    indications
------------------------- --------------------------- -------------------------- ------------------- ---------------------

Other BPI-Derived         anti-angiogenic             retinal disorders          Preclinical         Joslin
Compounds

                          --------------------------- -------------------------- ------------------- ---------------------

                          antibacterial               gram-negative and          Research            None
                                                      gram-positive infections

------------------------- --------------------------- -------------------------- ------------------- ---------------------

*      Research:  in vitro studies; Preclinical:  in vivo studies.

     We currently anticipate that research and development spending will increase in 2002, due primarily to increased spending on Xanelim(TM). Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time. Generally speaking, biopharmaceutical development includes a series of steps, including in vitro and in vivo preclinical testing, and Phase I, II and III clinical studies in humans. Each of these steps is typically more expensive than the previous step, but actual timing and the cost to the Company depend on the product being tested, the nature of the potential disease indication, and also on the terms of any collaborative arrangements with other companies. After successful conclusion of all of these steps, regulatory filings for approval to market the products must be completed, including approval of manufacturing processes and facilities for the product. Our research and development expenses currently include costs of personnel, supplies, facilities and equipment, consultants, patent expenses, and third party costs related to preclinical and clinical testing.

     Our most advanced product is Xanelim(TM), which has completed two pivotal Phase III trials for treating patients with moderate-to-severe psoriasis. XOMA and its collaborative partner Genentech are preparing a filing for regulatory approval in the United States, with an objective of completing the submission in the summer of 2002. The time for regulatory review and potential approval of this submission can be variable, but could normally be expected to take one year or more from the time of filing the application. Additional testing of Xanelim(TM) in psoriasis patients is ongoing to gather supplementary safety and efficacy data for use by treating physicians and patients. We have also initiated Phase II testing of Xanelim(TM) in patients suffering from rheumatoid arthritis. If this clinical trial is successful, one or more additional trials may be required before regulatory approval.

     XOMA is working under a process development and manufacturing agreement to support the development of Onyx's ONYX-015 product, which is in Phase III testing in patients with head and neck cancer. The initial term of this agreement continues through January of 2006, with options to extend for additional periods. XOMA's spending under this agreement is billed back to Onyx on a cost-plus basis.

     The Company's NEUPREX(TM) product is in Phase II testing in patients with Crohn's disease. This trial is being managed and funded by Baxter. Next steps will depend on results from this trial.

     The Company's ING-1 product is in Phase I testing in patients suffering from adenocarcinomas. Additional testing will depend on results from the current clinical trials, and potentially on future collaborative arrangements.

     The Company has a number of other products at various stages of preclinical development that may move into clinical testing in the future if warranted.

     Marketing, General And Administrative Expenses

     Marketing, general and administrative expenses increased from $6.1 million in both 1999 and 2000 to $8.7 million in 2001. This increase was due primarily to expenses related to litigation with Biosite Incorporated. Spending in 2001 also included XOMA's share of commercial development expenses related to activities in preparation for a potential future product launch of Xanelim(TM).

     We expect further increases in 2002. Absent a settlement with Biosite, litigation expenses will continue at similar or higher levels. Commercial development costs related to Xanelim(TM) will increase as we approach the potential product launch.

     Investment And Other Income

     Investment income was $0.7 million less in 2001 than in 2000, as higher average cash balances were more than offset by lower interest rates. Investment income increased by $1.3 million in 2000 compared with 1999, reflecting a higher cash investment balance.

     Interest And Other Expense

     Interest expense in 2001, 2000 and 1999 mainly consisted of interest on the convertible notes due to Genentech in 2005, which compounds semi-annually and accrues interest at a rate of LIBOR plus 1% (4.9% at December 31, 2001), and has been increasing due to the higher convertible note balance.

Liquidity And Capital Resources

     Cash, cash equivalents and short-term investments increased by $32.4 million to $67.6 million at December 31, 2001. Financing activities of $61.8 million include $43.3 million of net proceeds from an underwritten stock offering in June of 2001 and $12.2 million net funding from Genentech and Millennium under their respective development agreements. The Company's cash, cash equivalents and short-term investments are expected to continue to decrease while the Company pursues FDA licensure, except to the extent that the Company secures additional funding.

     Net cash used in operating activities was $22.4 million in 2001, compared with $21.8 million in 2000 and $38.6 million in 1999. The increase in cash used in operating activities in 2001 compared with 2000 reflected reduced losses and favorable working capital movements being more than offset by a non-recurring $10 million initial payment received from Baxter, in 2000, related to the licensing of NEUPREX(TM). This payment is being recognized as revenue over 36 months. The decrease in cash used in operating activities in 2000 compared with 1999 reflects a lower net loss and the above referenced cash proceeds from the Baxter transaction.

     Net capital expenditures for 2001, 2000 and 1999 were $7.4 million, $1.5 million and $1.0 million respectively. The increase in 2001 reflected costs of renovating a facility related to relocation of XOMA's technical development and pilot plant operations from Santa Monica to Berkeley, as well as initial work on installing a third 2750-liter fermentation line in our Berkeley manufacturing facility.

     As of December 31, 2001, future contractual obligations are as follows (in thousands):

               Capital Leases   Operating Leases  Convertible Notes       Total
               --------------   ----------------  -----------------       -----
2002           $        872       $      2,845      $      5,013      $    8,730
2003                    785              2,864                --           3,649
2004                    572              2,895                --           3,467
2005                    221              2,891            50,980          54,092
2006                     --              2,901                --           2,901
Thereafter               --              3,932                --           3,932
               --------------   ----------------  -----------------   ----------
Total          $      2,450       $     18,328      $     55,993      $   76,771
               ==============   ================  =================   ==========

     The present outlook is for somewhat higher losses in 2002 than recorded in 2001, due to increased expenses on Xanelim(TM) and on the Millennium collaboration, and the further expansion of the Company's development infrastructure. The Company's strategy is to attempt to continue broadening its product pipeline through additional development collaborations such as its arrangements with Genentech, Onyx and Millennium. To support these activities the Company is judiciously expanding its manufacturing capacity and other development capabilities. For example, the Company relocated its technical development and pilot plant facilities from Santa

Monica to Berkeley in 2001 to improve efficiencies. XOMA is also in the process of installing a third 2750-liter fermentation line in its Berkeley production facility, which is expected to be operational in the second half of 2002. The current outlook is for these increased expenses to be partially offset by increased revenues in 2002. Revenues from services and product sales are estimated to be similar to 2001, and licensing revenues are estimated to be higher in 2002.

     Based on current spending levels, currently anticipated revenues, and debt financing provided by Genentech for XOMA's share of Xanelim(TM) development costs, the Company estimates it has sufficient cash resources to meet its operating needs through at least the middle of 2004. Any significant revenue shortfalls, or increases in planned spending on internal programs could shorten this period. Any change in spending on Xanelim(TM) should have no impact on liquidity due to the Company's financing arrangement with Genentech. Additional licensing arrangements or collaborations, or favorable market conditions supporting taking advantage of financing commitments from Millennium under the collaborative agreement between the companies, or otherwise entering into new equity or other financing arrangements, could extend this period. Genentech and XOMA have announced a target of the summer of 2002 for submitting a request for marketing approval of Xanelim(TM) for the treatment of moderate-to-severe psoriasis to the FDA. The timeliness of this submission and subsequent review by the FDA may have a material impact on the Company's cash flow, and its ability to raise new funding on acceptable terms. Progress or setbacks by potentially competing products may also affect XOMA's ability to raise new funding on acceptable terms. For a further discussion of the risks related to our business and their effects on our cash flow and ability to raise new funding on acceptable terms, see "Forward-Looking Statements And Cautionary Factors That May Affect Future Results" included in this Item 7 below.

     In January of 2001, the Company entered into a strategic process development and manufacturing agreement with Onyx under which the Company will scale-up production to commercial volume and manufacture Onyx's ONYX-015 product. The initial term of the agreement is five years, with options to extend for additional periods. Terms of the agreement include an initial payment, payments for development work and product produced, and payments upon achieving key milestones. XOMA's objectives are to increase the fermentation volume to commercial scale, to improve the purification process, to seek FDA licensure of its manufacturing facility for ONYX-015, and to produce material for use in clinical testing and for commercial sale upon approval. While dependent on the pace and outcome of clinical trials, regulatory approval, sales volume and other factors, the financial scope of the agreement during the initial term is projected to exceed $35 million. Certain payments under this agreement are pending clinical and regulatory outcomes, and other contingencies, and no assurance can be given that any of the clinical trials will yield data that warrants pursuing continued development of this product.

     In November of 2001, XOMA entered into a collaboration with Millennium for the development of Millennium's CAB2 and MLNM01 products. XOMA will perform certain process development activities and will be responsible for product development of the two products through Phase II testing. Millennium has committed to provide up to $50 million of convertible debt and equity financing to XOMA over the first three years of the collaboration. Upon the successful conclusion of Phase II testing, Millennium has the right to complete clinical testing and regulatory filings, and to commercialize the product. XOMA will have the option at that time to participate in further development costs and share in future U.S. profits, or alternatively, to receive development milestone payments and a royalty on sales. In 2002, XOMA will be performing process development and preclinical testing on these products. If supported by the data, our target is to file an investigational new drug application to begin human clinical testing in 2003.

     Although operations are influenced by general economic conditions, the Company does not believe that inflation had a material impact on financial results for the periods presented. The Company believes that it is not dependent on materials or other resources that would be significantly impacted by inflation or changing economic conditions in the foreseeable future.

Recent Accounting Pronouncements

     In July of 2001, the Financial Accounting Standards Board, or FASB, issued Statements of Financial Accounting Standards No. 141, or SFAS 141, "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). The application of SFAS 141 is expected to have no material impact on the Company's financial position or results of operations.

     In July of 2001, the FASB issued Statements of Financial Accounting Standards No. 142, or SFAS 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. For intangible assets with indefinite useful lives, the impairment review will involve a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. For goodwill, the impairment test shall be a two-step process, consisting of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Separable intangible assets that are deemed to have a finite life will continue to be amortized over their useful lives (but with no maximum life). Intangible assets with finite useful lives will continue to be reviewed for impairment in accordance with Statements of Financial Accounting Standards No. 121, or SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS 142 on January 1, 2002 is expected to have no material impact on the Company's financial position or results of operations.

     In August of 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is in the process of assessing the effect of adopting SFAS 143, which will be effective for the Company's fiscal year ending December 31, 2002.

     In October of 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have a material effect on its financial position or results of operations.

Forward-Looking Statements And Cautionary Factors That May Affect Future Results

     Certain statements contained herein related to the estimated size of the Company's loss for 2002, the sufficiency of its cash resources, existing and potential collaborative and licensing relationships and current plans for product development including the progress of clinical trials and timing of clinical trials and regulatory filings, or that otherwise relate to future periods are "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on the Company's current beliefs as to the outcome and timing of future events, and actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events that may not prove accurate. The forward-looking statements involve risks and uncertainties including, but not limited to, size and timing of expenditures, unanticipated expenditures, availability of funds, changes in the status of existing collaborative relationships, availability of additional collaboration opportunities, timing of results of pending or future clinical trials, market demand for products, the ability of collaborators and other partners to meet their obligations, actions by the FDA and future actions by the Patent Office, as well as more general risks and uncertainties related to regulatory approvals, product efficacy and development, the Company's financing needs and opportunities, the legal standards applicable to biotechnology patents, scale-up and marketing capabilities, intellectual property protection, competition, international operations and share price volatility. These risks are described in more detail in the remainder of this section.

None Of Our Pharmaceutical Products Have Received Regulatory Approval; If
Our Products Do Not Receive Regulatory Approval, Neither We Nor Our Third Party Collaborators Will Be Able To Manufacture And Market Them

     Even our most developed pharmaceutical product has yet to complete final clinical testing. We will be unable to manufacture and market our products without required regulatory approvals in the United States and other countries. The United States government and governments of other countries extensively regulate many aspects of our products, including:

     o    testing

     o    manufacturing

     o    promotion and marketing and

     o    exporting.

     In the United States, the Food and Drug Administration regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe that our products will be regulated by the FDA as biologics. State regulations may also affect our proposed products.

     The FDA has substantial discretion in both the product approval process and manufacturing facility approval process and, as a result of this discretion and uncertainties about outcomes of testing, we cannot predict at what point, or whether, the FDA will be satisfied with our submissions or whether the FDA will raise questions which may be material and delay or preclude product approval or manufacturing facility approval. As we accumulate additional clinical data, we will submit it to the FDA, which may have a material impact on the FDA product approval process.

     Our potential products will require significant additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, and expensive. As clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly. As a result, it is uncertain whether:

     o    our future filings will be delayed

     o    our studies will be successful

     o    we will be able to provided necessary additional data

     o    our future results will justify further development or

     o we will ultimately achieve regulatory approval for any of these products.

     For example,

     o in 1996, we and Genentech began developing Xanelim(TM), which is also called Efalizumab, in patients with moderate to severe psoriasis. In October of 2001, we and Genentech announced that the FDA required an additional pharmacokinetics study to be included in the potential biologics license application submission to the FDA, and that this would delay the estimated filing date to the summer of 2002. Because this additional study has not been completed and we do not know the results, we do not know whether this study will be successful or whether this filing will be made on schedule. We are also conducting a Phase I/II study of Xanelim(TM)in kidney transplant recipients. Because no final decisions have been made, we do not know whether there will be follow-on studies, and if there are such follow-on studies we do not know whether any such studies will be sufficient for regulatory approval. We have also announced plans to initiate testing of Xanelim(TM)in patients suffering from rheumatoid arthritis. We do not know whether any such testing will demonstrate product safety and efficacy in this patient population or result in regulatory approval.

     o in December of 1992, we began human testing of our NEUPREX(R)product, a genetically-engineered fragment of a particular human protein, and have licensed certain worldwide rights to Baxter. In April of 2000, members of the FDA and representatives of XOMA and Baxter discussed results from the Phase III trial that tested NEUPREX(R)in pediatric patients with a potentially deadly bacterial infection principally of children called meningococcemia, and senior representatives of the FDA indicated that the data presented were not sufficient to support the filing of an application for marketing approval at that time. Because we have not generated any additional data or completed any further analysis, we do not know whether we will be able to supply such additional data. If we conduct an additional trial to provide the requested additional data, we will not know whether the results will be adequate for approval until the trial has been completed and the resulting data reviewed by the FDA. In September of 1999, we discontinued patient enrollment in our Phase III clinical trial testing NEUPREX(R)in trauma patients with severe blood loss because an independent data safety monitoring board told us that interim results from the trial did not support continuing the trial. Baxter has initiated a Phase II study with NEUPREX(R)in Crohn's disease patients. Because this study has not been completed and we do not know the results, we do not know whether the results will support product approval or justify further development.

     Given that regulatory review is an interactive and continuous process, we maintain a policy of limiting announcements and comments upon the specific details of the ongoing regulatory review of our products, subject to our obligations under the securities laws, until definitive action is taken.

     Because All Of Our Products Are Still In Development, We Will Require Substantial Funds To Continue; We Cannot Be Certain That Funds Will Be Available And, If Not Available, We May Have To Take Actions Which Could Adversely Affect Your Rights

     If adequate funds are not available, we may have to dilute or otherwise adversely affect the rights of existing shareholders, curtail or cease operations or, in extreme circumstances, file for bankruptcy protection. We have spent, and we expect to continue to spend, substantial funds in connection with:

     o research and development relating to our products and production technologies

     o    expansion of our production capabilities

     o    extensive human clinical trials and

     o    protection of our intellectual property.

Based on current spending levels and third party funding, we believe that we have enough cash to meet our currently anticipated needs for operating expenses, working capital, equipment acquisitions and current research projects through approximately the middle of 2004. However, to the extent we experience changes in the timing or size of expenditures or unanticipated expenditures, or if our collaborators do not meet their obligations to us, these funds may not be adequate for this period. As a result, we do not know whether:

     o    operations will generate meaningful funds

     o    additional agreements for product development funding can be reached

     o    strategic alliances can be negotiated or

     o adequate additional financing will be available for us to finance our own development on acceptable terms, if at all.

Cash balances and operating cash flow are influenced primarily by the timing and level of payments by our licensees and development partners, as well as by our operating costs.

Because All Of Our Products Are Still In Development, We Have Sustained Losses In The Past And We Expect To Sustain Losses In The Future

     We have experienced significant losses and, as of December 31, 2001, we had an accumulated deficit of approximately U.S.$507.6 million.

     For the year ended December 31, 2001, we had a net loss of approximately U.S.$28.0 million, or U.S.$0.41 per common share (basic and diluted). We expect to incur additional losses in the future. Our ability to make profits is dependent in large part on obtaining regulatory approval for our products and entering into agreements for product development and commercialization, both of which are uncertain. Our ability to fund our ongoing operations is dependent on the foregoing factors and on our ability to secure additional funds. Because all of our products are still in development, we do not know whether we will ever make a profit or whether cash flow from future operations will be sufficient to meet our needs.

If Third Party Collaborators Do Not Successfully Develop and Market Our Products, We May Not Be Able To Do So On Our Own

     Our financial resources and our marketing experience and expertise are limited. Consequently, we depend to a large extent upon securing the financial resources and marketing capabilities of third parties with whom we collaborate.

     o In April of 1996, XOMA and Genentech entered into an agreement whereby XOMA agreed to co-develop Genentech's humanized monoclonal antibody product Xanelim(TM). In April of 1999, the companies extended and expanded the agreement.

     o In January of 2000, we licensed the worldwide rights to all pharmaceutical compositions containing a particular human protein for treatment of meningococcemia and additional potential future human clinical indications to Baxter.

     o In January of 2001, we entered into a strategic process development and manufacturing alliance with Onyx Pharmaceuticals, Inc. pursuant to which we are scaling up production to commercial volume and will manufacture one of Onyx's cancer products.

     o In November of 2001, we entered into a collaboration with Millennium Pharmaceuticals, Inc. to develop two of Millennium's products for certain vascular inflammation indications.

Because our collaborators are independent third parties, they may be subject to different risks than we are and have significant discretion in determining the efforts and resources they will apply, we do not know whether Genentech, Baxter, Onyx or Millennium will successfully develop or market any of the products we are collaborating on.

     Even when we have a collaboration relationship, other circumstances may prevent it from resulting in successful development of marketable products. For example, in June of 1999, we licensed certain genetically-engineered fragments of a particular human protein to Allergan Inc. to treat bacterial ophthalmic infections. In May of 2000, following successful product testing at Allergan, we expanded the collaboration. In November of 2000, Allergan advised us that for internal economic reasons they planned to discontinue development of ophthalmic anti-infective products derived from this protein.

     Although we continue to evaluate additional strategic alliances and potential partnerships, we do not know whether or when any such alliances or partnerships will be entered into.

If Any Of Our Products Receives Regulatory Approval, We May Not Be Able To Increase Existing Or Acquire New Manufacturing Capacity Sufficient To Meet Market Demand

     Because we have never commercially introduced any pharmaceutical products and none of our products have received regulatory approval, we do not know whether the capacity of our existing manufacturing facilities can be increased to produce sufficient quantities of our products to meet market demand. Also, if we need additional manufacturing facilities to meet market demand, we cannot predict that we will successfully obtain those facilities because we do not know whether they will be available on acceptable terms. In addition, any manufacturing facilities acquired or used to meet market demand must meet the FDA's quality assurance guidelines.

Because We Do Not And Cannot Currently Market Any Of Our Products For Commercial Sale, We Do Not Know Whether There Will Be A Viable Market For Our Products

     Even if we receive regulatory approval for our products and we or our third party collaborators successfully manufacture them, our products may not be accepted in the marketplace. For example, physicians and/or patients may not accept a product for a particular indication because it has been biologically derived (and not discovered and developed by more traditional means) if no biologically-derived products are currently in widespread use in that indication, as is currently the case with psoriasis. Consequently, we do not know if physicians or patients will adopt or use our products for their approved indications.

If Our Patent Protection For Our Principal Products and Processes Is Not Enforceable, We Will Not Realize Our Profit Potential

     Because of the length of time and the expense associated with bringing new products to the marketplace, we hold and are in the process of applying for a number of patents in the United States and abroad to protect our products and important processes and also have obtained or have the right to obtain exclusive licenses to certain patents and applications filed by others. However, the patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions, and no consistent policy regarding the breadth of allowed claims has emerged from the actions of the U.S. Patent and Trademark Office with respect to biotechnology patents. Legal considerations surrounding the validity of biotechnology patents continue to be in transition, and historical legal standards surrounding questions of validity may not continue to be applied, and current defenses as to issued biotechnology patents may not in fact be considered substantial in the future. These factors have contributed to uncertainty as to:

o the degree and range of protection any patents will afford against competitors with similar technologies

o    if and when patents will issue

o whether or not others will obtain patents claiming aspects similar to those covered by our patent applications or

o the extent to which we will be successful in avoiding infringement of any patents granted to others.

     The Patent Office has issued 59 patents to us related to our products based on human bactericidal permeability-increasing protein, which we call BPI, including novel compositions, their manufacture, formulation, assay and use. In addition, we are the exclusive licensee of BPI-related patents and applications owned by New York University and Incyte Pharmaceuticals Inc. The Patent Office has also issued and/or allowed nine patents to us related to our bacterial expression technology.

     If certain patents issued to others are upheld or if certain patent applications filed by others issue and are upheld, we may require licenses from others in order to develop and commercialize certain potential products incorporating our technology or we may become involved in litigation to determine the proprietary rights of others. These licenses, if required, may not be available on acceptable terms, and any such litigation may be costly and may have other adverse effects on our business, such as inhibiting our ability to compete in the market place and absorbing significant management time.

     Due to the uncertainties regarding biotechnology patents, we also have relied and will continue to rely upon trade secrets, know-how and continuing technological advancement to develop and maintain our competi-tive position. All of our employees have signed confidentiality agreements under which they have agreed not to use or disclose any of our proprietary information. Research and development contracts and relationships between us and our scientific consultants and potential customers provide access to aspects of our know-how that are protected generally under confidentiality agreements. These confidentiality agreements may not be honored or may not be enforced by a court. To the extent proprietary information is divulged to competitors or to the public generally, such disclosure may adversely effect our ability to develop or commercialize our products by giving others a competitive advantage or by undermining our patent position.

Protecting Our Intellectual Property Can Be Costly And Exposes Us To Risks Of Counterclaims Against Us

     We may be required to engage in litigation or other proceedings to protect our intellectual property. For example, we are currently engaged in litigation with Biosite Incorporated regarding certain license agreements and patents relating to our expression technology. Our amended complaint seeks unspecified monetary damages, injunctive and other relief for infringement of our expression technology patents, fraud and misrepresentation, breach of contract, misappropriation and unfair business practices. Biosite has made counterclaims for unspecified damages for breach of contract, breach of covenant of good faith and fair dealing, intentional interference with contracts and with prospective economic advantage, unfair business practices, violation of the Lanham Act and injunctive and declaratory relief. Biosite has also asserted, among other defenses, that the patents at issue are invalid. In February of 2002, Biosite announced that it has begun implementing an antibody expression technology intended to allow it to operate its business without using our patents and that it is launching a licensing program.

     The cost to us of this and other patent litigation, even if resolved in our favor, could be substantial. Such litigation could also divert management's attention and resources. In addition, if this or other patent litigation is resolved against us, our patents may be declared invalid, and we could be held liable for significant damages. In addition, if the litigation included a claim of infringement by us of another party's patent that was resolved against us, we or our collaborators may be enjoined from developing, manufacturing, selling or importing products, processes or services without a license from the other party.

Other Companies May Render Some Or All Of Our Products Noncompetitive Or
Obsolete

     Developments by others may render our products or technologies obsolete or uncompetitive. Technologies developed and utilized by the biotechnology and pharmaceutical industries are continuously and substantially changing. Competition in the areas of genetically-engineered DNA-based and antibody-based technologies is intense and expected to increase in the future as a number of established biotechnology firms and large chemical and pharmaceutical companies advance in these fields. Many of these competitors may be able to develop products and processes competitive with or superior to our own for many reasons, including that they may have:

o    significantly greater financial resources

o    larger research and development and marketing staffs

o    larger production facilities

o entered into arrangements with, or acquired, biotechnology companies to enhance their capabilities or

o    extensive experience in preclinical testing and human clinical trials.

     These factors may enable others to develop products and processes competitive with or superior to our own. In addition, a significant amount of research in biotechnology is being carried out in universities and other non-profit research organizations. These entities are becoming increasingly interested in the commercial value of their work and may become more aggressive in seeking patent protection and licensing arrangements.

     Without limiting the foregoing, we are aware that:

o Biogen Inc. has announced that its Amevive(R) product achieved positive results in two Phase III clinical trials in patients with moderate to severe plaque psoriasis and that the FDA and the EMEA have officially accepted Biogen's filings for approval of Amevive(R) in psoriasis;

o Centocor Inc., a unit of Johnson & Johnson, has tested its rheumatoid arthritis and Crohn's disease drug in psoriasis, and it has been announced that the drug has shown clinical benefit,

o it has been announced that Immunex Corp. (which is in the process of being acquired by Amgen Inc.) has tested its rheumatoid arthritis and psoriatic arthritis drug in psoriasis with positive results;

o MedImmune, Inc. is testing its anti-T cell monoclonal antibody in psoriasis; and

o other companies, including Medarex, Inc., are developing monoclonal antibody or other products for treatment of inflammatory skin disorders.

     Currently, there are several companies with marketed biologics that are approved for treating patients with rheumatoid arthritis:

o    Immunex Corp. markets Enbrel,

o    Amgen Inc. recently gained FDA approval for Kineret and

o Centocor Inc. is approved to market Remicade to rheumatoid arthritis patients.

In addition to approved products, a number of companies are developing drugs with a biologic mechanism of action for the treatment of rheumatoid arthritis. These companies include Cambridge Antibody Technology Group plc, Biogen Inc., Celltech Group plc and others.

     A number of companies are developing monoclonal antibodies targeting cancers, which may prove more effective than ONYX-015 or the ING-1 antibody.

     It is possible that one or more other companies may be developing one or more products based on the same human protein as our NEUPREX(R) product, and these product(s) may prove to be more effective than NEUPREX(R) or receive regulatory approval prior to NEUPREX(R) or any BPI-derived ophthalmic product developed by XOMA.

We Have Been Sued Under the California Unfair Competition Act

     A complaint was filed in January of 2002 in the California Superior Court in San Diego County purporting to assert claims against us and Genentech under the California Unfair Competition Act, alleging that false and misleading statements were made concerning the anticipated timetable for the filing of a biologics license application with the FDA in connection with our development of Xanelim(TM). The complaint seeks injunctive relief, costs and expenses. Although we feel that this suit is without merit and intend to vigorously contest it, this matter could be determined in favor of the plaintiffs and result in consequences materially adverse to us, such as restrictions on our ability to do business in California. Even if we prevail in this matter, such litigation could result in substantial costs and divert management's attention and resources.

If We Do Business Internationally, We Will Be Subject To Additional Political, Economic and Regulatory Uncertainties

     We may not be able to successfully operate in any foreign market. We believe that, because the pharmaceutical industry is global in nature, international activities will be a significant part of our future business activities and that, when and if we are able to generate income, a substantial portion of that income will be derived from product sales and other activities outside the United States. Foreign regulatory agencies often establish standards different from those in the United States, and an inability to obtain foreign regulatory approvals on a timely basis could put us at a competitive disadvantage or make it uneconomical to proceed with a product's development. International operations may be limited or disrupted by:

o    imposition of government controls

o    export license requirements

o    political or economic instability

o    trade restrictions

o    changes in tariffs

o    restrictions on repatriating profits

o    taxation and

o    difficulties in staffing and managing international operations.

     Also, our financial results could be significantly affected by factors such as fluctuations in currency exchange rates or weak economic conditions in the foreign markets in which we or our collaborators seek to operate.

Because We Are A Relatively Small Biopharmaceutical Company With Limited Resources, We May Not Be Able To Attract And Retain Qualified Personnel, And The Loss Of Key Personnel Could Delay Or Prevent Achieving Our Objectives

     Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. There is intense competition for such personnel. Our research, product development and business efforts would be adversely affected by the loss of one or more of key members of our scientific or management staff, particularly our executive officers: John L. Castello, our Chairman of the Board, President and Chief Executive Officer; Patrick J. Scannon, M.D., Ph.D., our Chief Scientific and Medical Officer and Senior Vice President; Clarence L. Dellio, our Senior Vice President, Operations; Peter B. Davis, our Vice President, Finance and Chief Financial Officer; and Christopher
J. Margolin, our Vice President, General Counsel and Secretary. We have employment agreements with Mr. Castello, Dr. Scannon and Mr. Davis. We currently have no key person insurance on any of our employees.

Because We Engage In Human Testing, We Are Exposed To An Increased Risk Of Product Liability Claims

     The testing and marketing of medical products entails an inherent risk of allegations of product liability. We believe that we currently have adequate levels of insurance for our clinical trials; however, in the event of one or more large, unforeseen awards, such levels may not provide adequate coverage. We will seek to obtain additional insurance, if needed, if and when our products are commercialized; however, because we do not know when this will occur, we do not know whether adequate insurance coverage will be available or be available at acceptable costs. A significant product liability claim for which we were not covered by insurance would have to be paid from cash or other assets. To the extent we have sufficient insurance coverage, such a claim would result in higher subsequent insurance rates.

If You Were To Obtain A Judgment Against Us, It May Be Difficult To Enforce Against Us Because We Are A Foreign Entity

     We are a Bermuda company. All or a substantial portion of our assets may be located outside the United States. As a result, it may be difficult for shareholders and others to enforce in United States courts judgments obtained against us. We have irrevocably agreed that we may be served with process with respect to actions based on offers and sales of securities made hereby in the United States by serving Christopher J. Margolin, c/o XOMA Ltd., 2910 Seventh Street, Berkeley, California 94710, our United States agent appointed for that purpose. We have been advised by our Bermuda counsel, Conyers Dill & Pearman, that there is doubt as to whether Bermuda courts would enforce judgments of United States courts obtained in (a) actions against XOMA or our directors and officers that are predicated upon the civil liability provisions of the U.S. securities laws or (b) original actions brought in Bermuda against XOMA or such persons predicated upon the U.S. securities laws. There is no treaty in effect between the United States and Bermuda providing for such enforcement, and there are grounds upon which Bermuda courts may not enforce judgments of United States courts. Certain remedies available under the United States federal securities laws may not be allowed in Bermuda courts as contrary to that nation's policy.

Our Shareholder Rights Agreement Or Bye-laws May Prevent Transactions That Could Be Beneficial To Our Shareholders And May Insulate Our Management From Removal

     Our shareholder rights agreement could make it considerably more difficult or costly for a person or group to acquire control of XOMA in a transaction that our board of directors opposes.

     Our bye-laws:

o require certain procedures to be followed and time periods to be met for any shareholder to propose matters to be considered at annual meetings of shareholders, including nominating directors for election at those meetings;

o authorize our board of directors to issue up to 1,000,000 preference shares without shareholder approval and to set the rights, preferences and other designations, including voting rights, of those shares as the board of directors may determine; and

o contain provisions, similar to those contained in the Delaware General Corporation Law, that may make business combinations with interested shareholders more difficult.

     These provisions of our shareholders rights agreement and our bye-laws, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of common shares, could limit the ability of shareholders to approve transactions that they may deem to be in their best interests and could make it considerably more difficult for a potential acquiror to replace management.

Because We Have No History Of Profitability And Because The Biotechnology Sector Has Been Characterized By Highly Volatile Stock Prices, Announcements We Make And General Market Conditions For Biotechnology Stocks Could Result In A Sudden Change In The Value Of Our Common Shares

     As a biopharmaceutical company, we have experienced significant volatility in our common shares. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. From December 31, 2000 through February 28, 2002, our share price has ranged from a low of U.S.$5.31 to a high of U.S.$17.75. On December 31, 2001 the last reported sale price of the common shares as reported on the Nasdaq National Market was U.S.$9.85 per share. Factors contributing to such volatility include:

o    results of preclinical studies and clinical trials,

o    information relating to the safety or efficacy of our products,

o    developments regarding regulatory filings,

o    announcements of new collaborations,

o    failure to enter into collaborations,

o    developments in existing collaborations,

o    our funding requirements and the terms of our financing arrangements,

o announcements of technological innovations or new indications for our therapeutic products,

o    government regulations,

o    developments in patent or other proprietary rights,

o    the number of shares outstanding,

o    the number of shares trading on an average trading day,

o announcements regarding other participants in the biotechnology and pharmaceutical industries, and

o    market speculation regarding any of the foregoing.

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. XOMA does not use derivative financial instruments in its investment portfolio. By policy, the Company places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances. The Company classifies its cash equivalents or short-term investments as fixed rate if the rate of return on an instrument remains fixed over its term. As of December 31, 2001, all cash equivalents and short-term investments are classified as fixed rate.

     XOMA also has a long-term convertible note due to Genentech in 2005. Interest on this note of LIBOR plus 1% is reset at the end of June and December each year and, therefore, variable.

     The table below presents the amounts and related weighted interest rates of the Company's cash equivalents at December 31, 2001:

                                                  Fair Value          Average
                                  Maturity      (in thousands)     Interest Rate
                              --------------- ----------------- ----------------

Cash equivalents, fixed rate       Daily             $67,320            1.9%

     Other Market Risk. At December 31, 2001 the Company had a long-term convertible note outstanding, which is convertible into common shares based on the market price of the Company's common shares at the time of conversion. A 10% decrease in the market price of the Company's common shares would increase the number of shares issuable upon conversion of either security by approximately 11%. An increase in the market price of Company common shares of 10% would decrease the shares issuable by approximately 9%. (See Note 4 to the Consolidated Financial Statements.)

Item 8.      Financial Statements and Supplementary Data

     The following consolidated financial statements of the registrant, related notes, and report of independent auditors are set forth beginning on page F-1 of this report.

     Report of Ernst & Young LLP, Independent Auditors
     Consolidated Balance Sheets
     Consolidated Statements of Operations
     Consolidated Statement of Shareholders' Equity (Net Capital Deficiency) Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

                                    PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable.

Item 10.     Directors and Executive Officers of the Registrant

     The section labeled "Item 1 -- Election of Directors" appearing in the Company's proxy statement for the 2002 annual general meeting of shareholders is incorporated herein by reference. Certain information concerning the Company's executive officers is set forth in Part I of this Report on Form 10-K.

Item 11.     Executive Compensation

     The section labeled "Compensation of Executive Officers" appearing in the Company's proxy statement for the 2002 annual general meeting of shareholders is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

     The section labeled "Share Ownership" appearing in the Company's proxy statement for the 2002 annual general meeting of shareholders is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

     The section labeled "Certain Transactions" appearing in the Company's proxy statement for the 2002 annual general meeting of shareholders is incorporated herein by reference.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) List of documents filed as part of this Report.

          (1)  Financial Statements:

               All financial statements of the registrant referred to in Item 8 of this Report on Form 10-K.

          (2)  Financial Statement Schedules:

               All financial statements schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

          (3)  Exhibits:

               See "Index to Exhibits."

     (b) Reports on Form 8-K:

          Current report on Form 8-K dated and filed on November 27, 2001, as amended by an amendment on Form 8-K/A dated and filed on December 13, 2001 (file no. 0-14710).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2002.

                                    XOMA Ltd.


                                    By:    /s/ John L. Castello
                                           -------------------------------------
                                           John L. Castello
                                           Chairman of the Board, President
                                           and Chief Executive Officer

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

Signature                                     Title                                        Date
---------                                     -----                                        ----
/s/ John L. Castello                          Chairman of the Board, President             March 29, 2002
---------------------------------------       and Chief Executive Officer
(John L. Castello)

/s/ Patrick J. Scannon                        Chief Scientific and Medical Officer,        March 29, 2002
---------------------------------------       Senior Vice President and Director
(Patrick J. Scannon)

/s/ Peter B. Davis                            Vice President, Finance and                  March 29, 2002
---------------------------------------       Chief Financial Officer (Principal
(Peter B. Davis)                              Financial and Accounting Officer)

/s/ James G. Andress                          Director                                     March 29, 2002
---------------------------------------
(James G. Andress)

/s/ William K. Bowes, Jr.                     Director                                     March 29, 2002
---------------------------------------
(William K. Bowes, Jr.)

/s/ Arthur Kornberg                           Director                                     March 29, 2002
---------------------------------------
(Arthur Kornberg)

/s/ Steven C. Mendell                         Director                                     March 29, 2002
---------------------------------------
(Steven C. Mendell)

/s/ W. Denman Van Ness                        Director                                     March 29, 2002
---------------------------------------
(W. Denman Van Ness)

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page

Report of Ernst & Young LLP, Independent Auditors.......................  F-2
Consolidated Balance Sheets.............................................  F-3
Consolidated Statements of Operations...................................  F-4
Consolidated Statement of Shareholders' Equity (Net Capital Deficiency).  F-5
Consolidated Statements of Cash Flows...................................  F-6
Notes to Consolidated Financial Statements..............................  F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of XOMA Ltd.

     We have audited the accompanying consolidated balance sheets of XOMA Ltd. as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XOMA Ltd. as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                /s/ ERNST & YOUNG LLP
Palo Alto, California
February 8, 2002

                                    XOMA LTD.

                           CONSOLIDATED BALANCE SHEETS
                (In thousands, except par and per share amounts)

                                                                             December 31,
 ASSETS                                                                 2001              2000
                                                                        ----              ----
CURRENT ASSETS:
     Cash and cash equivalents                                           $ 67,320         $ 35,043
     Short-term investments                                                   320              172
     Related party receivables                                                418              237
     Receivables                                                            1,662            1,008
     Inventory                                                              1,299               --
     Prepaid expenses and other                                               249              162
                                                                       -------------   -------------
         Total current assets                                              71,268           36,622
     Property and equipment, net                                           14,645            8,421
     Deposits and other                                                       194              169
                                                                       -------------   -------------
         Total Assets                                                    $ 86,107         $ 45,212
                                                                       =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY (Net Capital Deficiency)
CURRENT LIABILITIES:
     Accounts payable                                                     $ 3,520          $ 2,515
     Accrued liabilities                                                    4,422            4,311
     Capital lease obligations--current                                       673              185
     Deferred revenue--current                                              5,017            3,333
     Convertible subordinated note--current                                 5,013               --
                                                                       -------------   -------------
         Total current liabilities                                         18,645           10,344
     Capital lease obligations--long-term                                   1,393              361
     Deferred revenue--long-term                                            1,470            3,609
     Convertible subordinated notes-long-term                              50,980           39,488
                                                                       -------------   -------------
         Total Liabilities                                                 72,488           53,802
                                                                       -------------   -------------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY (Net Capital Deficiency):
     Preference shares, $.05 par value, 1,000,000 shares authorized, no
         shares issued and outstanding                                        --                --
     Common shares, $.0005 par value, 135,000,000 shares authorized, and
         70,184,693 and 66,107,946 shares outstanding at December 31, 2001
         and 2000, respectively                                                35               33
     Paid-in capital                                                      521,163          471,066
     Accumulated comprehensive income (loss)                                   50             (100)
     Accumulated deficit                                                 (507,629)        (479,589)
                                                                       -------------   -------------
         Total Shareholders' Equity (Net Capital Deficiency)               13,619           (8,590)
                                                                       -------------   -------------
                                                                         $ 86,107         $ 45,212
                                                                       =============   =============

 The accompanying notes are an integral part of these consolidated financial statements.

                                    XOMA LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                         Year ended December 31,
                                                          ---------------------------------------------------
                                                                  2001             2000             1999
                                                          --------------   --------------   -----------------
 REVENUES:
      License and collaborative fees                         $ 4,821           $ 3,194          $ 2,281
      Contract revenue                                        10,078             3,400               --
      Product sales                                            2,380                65               80
                                                          --------------   --------------   -----------------
           Total revenues                                     17,279             6,659            2,361
                                                          --------------   --------------   -----------------

 OPERATING COSTS AND EXPENSES:
      Research and development                               35,929             30,006           41,454
      Marketing, general and administrative                   8,681              6,069            6,080
                                                          --------------   --------------   -----------------
           Total operating costs and expenses                44,610             36,075           47,534
                                                          --------------   --------------   -----------------
           Loss from operations                             (27,331)           (29,416)         (45,173)

 OTHER INCOME (EXPENSE):
      Investment and other income                             1,959              2,684            1,159
      Interest and other expense                             (2,668)            (2,680)          (1,765)
                                                          --------------   --------------   -----------------
           Net loss                                         (28,040)           (29,412)         (45,779)
      Preference share dividends                                 --                 --              (55)
                                                          --------------   --------------   -----------------
           Net loss available to common shareholders       $(28,040)          $(29,412)        $(45,834)
                                                          ==============   ==============   =================
 BASIC AND DILUTED NET LOSS
      PER COMMON SHARE                                       $(0.41)            $(0.45)          $(0.87)
                                                          ==============   ==============   =================
 SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER
      COMMON SHARE                                           68,159             64,719           52,705
                                                          ==============   ==============   =================

         The accompanying notes are an integral part of these consolidated financial statements.

                                    XOMA LTD.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (NET CAPITAL DEFICIENCY)
                                 (In thousands)

                                                               Shareholders' Equity (Net Capital Deficiency)
                                                           ------------------------------------------------------

                                                           Preference Shares    Common Shares        Paid-In
                                                           Shares    Amount    Shares     Amount      Capital
                                                          -------  --------- ---------  ---------   ----------
BALANCE, DECEMBER 31, 1998                                   644   $ 6,440    47,029      $ 24      $ 398,129
Exercise of share options, contributions to 401(k)
  and incentive plans                                         --       --        195        --            661
Sale of common shares                                         --       --      8,613         4         27,827
Conversion of Series C redeemable convertible               (644)  (6,440)     2,394         1          6,439
preference shares
Unrealized gain (loss) on investments                         --       --         --        --             (1)
Dividends on preference shares                                --       --         93        --            247
Net loss and comprehensive loss                               --       --         --        --             --
                                                          -------  --------- ---------  ---------   ----------

BALANCE, DECEMBER 31, 1999                                    --       --     58,324        29        433,302

Exercise of share options, contributions to 401(k)
  and incentive plans                                         --       --      1,053         1          4,570
Exercise of warrants                                          --       --        204        --          1,192
Sale of common shares                                         --       --      6,145         3         28,967
Conversion of redeemable debentures into common shares        --       --        382        --          3,035
Comprehensive loss:
     Unrealized gain (loss) on investments                    --       --         --        --             --
     Net loss                                                 --       --         --        --             --
                                                          -------  --------- ---------  ---------   ----------
     Comprehensive loss                                       --       --         --        --             --
                                                          -------  --------- ---------  ---------   ----------

BALANCE, DECEMBER 31, 2000                                    --       --     66,108        33        471,066

Exercise of share options, contributions to 401(k)
  and incentive plans                                         --       --        324        --          1,541
Exercise of warrants                                          --       --        652        --          3,808
Sale of common shares                                         --       --      3,000         2         43,256
Conversion of redeemable debentures into common shares        --       --        100        --          1,492
Comprehensive loss:
     Unrealized gain (loss) on investments                    --       --         --        --             --
     Net loss and comprehensive loss                          --       --         --        --             --
                                                          -------  --------- ---------  ---------   ----------
     Comprehensive loss                                       --       --         --        --             --
                                                          -------  --------- ---------  ---------   ----------

BALANCE, DECEMBER 31, 2001                                    --      $--     70,184      $ 35      $ 521,163
                                                          =======  ========= =========  =========   ==========

                                                             Shareholders' Equity (Net Capital Deficiency)
                                                           ---------------------------------------------------
                                                          Accumulated                   Total Shareholders'
                                                         Comprehensive    Accumulated   Equity (Net Capital
                                                          Income (Loss)      Deficit        Deficiency)
                                                         --------------   -----------   -------------------
BALANCE, DECEMBER 31, 1998                                      $--         $(404,343)       $(6,190)

Exercise of share options, contributions to 401(k)
  and incentive plans                                            --                --            661
Sale of common shares                                            --                --         27,831
Conversion of Series C redeemable convertible                    --                --          6,440
preference shares
Unrealized gain (loss) on investments                            --                --             (1)
Dividends on preference shares                                   --               (55)           192
Net loss and comprehensive loss                                  --           (45,779)       (45,779)
                                                          --------------   -----------   -------------------

BALANCE, DECEMBER 31, 1999                                       --          (450,177)       (16,846)

Exercise of share options, contributions to 401(k)
  and incentive plans                                            --                --          4,571
Exercise of warrants                                             --                --          1,192
Sale of common shares                                            --                --         28,970
Conversion of redeemable debentures into common shares           --                --          3,035
Comprehensive loss:
     Unrealized gain (loss) on investments                     (100)               --           (100)
     Net loss                                                    --           (29,412)       (29,412)
                                                          --------------   -----------   -------------------
     Comprehensive loss                                          --                --        (29,512)
                                                          --------------   -----------   -------------------

BALANCE, DECEMBER 31, 2000                                     (100)         (479,589)        (8,590)

Exercise of share options, contributions to 401(k)
  and incentive plans                                            --                --          1,541
Exercise of warrants                                             --                --          3,808
Sale of common shares                                            --                --         43,258
Conversion of redeemable debentures into common shares           --                --          1,492
Comprehensive loss:
     Unrealized gain (loss) on investments                      150                --            150
     Net loss                                                    --           (28,040)       (28,040)
                                                          --------------   -----------   -------------------
     Comprehensive loss                                          --                --        (27,890)
                                                          --------------   -----------   -------------------

BALANCE, DECEMBER 31, 2001                                     $ 50         $(507,629)      $ 13,619
                                                          ==============   ===========   ===================

The accompanying notes are an integral part of these consolidated financial statements.


                                    XOMA LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                Year ended December 31,
                                                                        ----------------------------------------
                                                                          2001           2000            1999
                                                                        ---------    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $(28,040)       $(29,412)      $(45,779)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                           1,254           1,189          1,233
   Common shares contributed to 401(k) and
     management incentive plans                                              477             421            391
   Increase (decrease) in convertible notes to
     (from) a collaborative partner for cost allocations                   3,364            (700)        (4,500)
   Accrued interest on convertible subordinated notes                      2,456           2,679          1,711
   Receipt of stock in exchange for technology license                        --              --           (500)
   Common shares received from a vendor                                     (231)             --
   Gain on investments                                                       (20)           (278)            --
   (Gain) loss on disposal/ retirement of property and equipment             (97)              2              2
Changes in assets and liabilities:
---------------------------------
   Related party and other receivables                                      (835)           (868)          (487)
   Inventory                                                              (1,299)             --             --
   Prepaid expenses and other                                                (87)            517            (20)
   Deposits and other assets                                                 (25)            (45)             7
   Accounts payable                                                        1,005          (1,400)           400
   Accrued liabilities                                                       111          (2,208)           (29)
   Deferred revenue                                                         (455)          6,942             --
                                                                        ---------    ------------    -----------
       Net cash used in operating activities                             (22,422)        (23,161)       (47,571)
                                                                        ---------    ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of short-term investments                              253             506         59,738
   Purchase of short-term investments                                         --              --        (43,309)
   Purchase of property and equipment, net of sale proceeds               (7,381)         (1,519)          (991)
                                                                        ---------    ------------    -----------
       Net cash (used in) provided by investing activities                (7,128)         (1,013)        15,438
                                                                        ---------    ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale and leaseback transactions                           1,828             546             --
   Principal payments under capital lease obligations                       (308)             --           (286)
   Proceeds from issuance of convertible note                             12,177           5,820         11,000
   Proceeds from issuance of common or
     convertible preference shares and warrants                           48,130          34,312         28,101
                                                                        ---------    ------------    -----------
       Net cash provided by financing activities                          61,827          40,678         38,815
                                                                        ---------    ------------    -----------
   Net increase in cash and cash equivalents                              32,277          16,504          6,682
   Cash and cash equivalents at beginning of year                         35,043          18,539         11,857
                                                                        ---------    ------------    -----------
   Cash and cash equivalents at end of year                             $ 67,320        $ 35,043       $ 18,539
                                                                        =========    ============    ===========

              The accompanying notes are an integral part of these consolidated financial statements.

                                    XOMA LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     XOMA Ltd. ("XOMA" or the "Company"), a Bermuda company, is a biopharmaceutical company that develops and manufactures products to treat cancer, immunologic and inflammatory disorders, and infectious diseases. The Company's products are presently in various stages of development and all are subject to regulatory approval before the Company or its collaborators can commercially introduce any products. There can be no assurance that any of the products under development by the Company will be developed successfully, obtain the requisite regulatory approval or be successfully manufactured or marketed.

Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Concentration of Risk

     Cash, cash equivalents, short term investments and accounts receivable are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains and invests excess cash in money market funds and repurchase agreements which bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. In 2001, two customers represented 57% and 39% of total revenues and as of December 31, 2001 billed and unbilled receivables totaled $476,000 and $1,181,000 for these customers, respectively. In 2000, one customer represented 97% of total revenues and the related receivable balance as of December 31, 2000 was $1,008,000.

Reclassifications

     Certain reclassifications have been made to conform the prior years to the 2001 presentation.

Revenue Recognition

     Revenue is recognized when the related costs are incurred and the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the nature of the fee charged for products or services delivered and the collectibility of those fees.

License and Collaborative Fees

     Revenue from non-refundable, up-front license or technology access payments under license and collaborative agreements where the Company has a continuing obligation to perform are recognized as revenue over the period of the continuing performance obligation.

     Milestone payments under collaborative arrangements are recognized as revenue upon achievement of the incentive milestone events, which represent the culmination of the earnings process because the Company has no future performance obligations related to the payment. Milestone payments that require a continuing performance obligation on the part of the Company are recognized over the period of the continuing performance obligation. Incentive milestone payments are triggered either by the results of our research efforts or by events external to the Company, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner. Amounts received in advance are recorded as deferred revenue until the related milestone is achieved.

Contract Revenue

     Contract revenue for research and development involves the Company providing research, development or manufacturing services on a best efforts basis to collaborative partners. The Company recognizes revenue under these arrangements as the related research and development costs are incurred.

Product Sales

     The Company recognizes product revenue upon shipment when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed, and determinable and collectibility is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns, and discounts, if any.

Research and Development

     The Company expenses research and development costs as incurred. Research and development expenses consist of direct and research-related allocated overhead costs such as facilities costs, salaries and related personnel costs and material and supply costs. In addition, research and development expenses include costs related to clinical trials to validate the Company's testing processes and procedures and related overhead expenses.

Comprehensive Income (Loss)

     Unrealized gains or losses on the Company's available-for-sale securities are included in other comprehensive income. During the years ended December 31, 2001, 2000, and 1999 these unrealized gains and losses were not material and total comprehensive loss closely equaled net loss in each period.

Stock-Based Compensation

     In accordance with the provisions of the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations, and to adopt the "disclosure only" alternative described in SFAS 123. Under APB 25, if the exercise price of the Company's employee share options equals or exceeds the fair market value on the date of the grant or the fair value of the underlying shares on the date of the grant as determined by the Company's Board of Directors, no compensation expense is recognized.

Income Taxes

     Income taxes are computed using the asset and liability method, under which deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Net Loss Per Common Share

     Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding during the period in accordance with Financial Accounting Standard No. 128.

     The following potentially dilutive outstanding securities were not considered in the computation of diluted net loss per share because they would be antidilutive for each of the years ended December 31:

Amount (in thousands):                                           2001               2000               1999
----------------------                                           ----               ----               ----

 Options for common shares                                        4,167             3,753               4,231
Warrants for common shares                                          700             1,444               1,884
Convertible notes, debentures and related interest                6,499             3,887              12,141


Cash, Cash Equivalents and Short Term Investments

     The Company considers all highly liquid debt instruments with maturities of three months or less at the time the Company acquires them to be cash equivalents. Short term investments include equity securities classified as available-for-sale.

     Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of tax, if any, reported in other comprehensive income
(loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment and other income. The cost of investments sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are also included in investment and other income.

Inventories

     Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories, which related principally to the Company's agreement with Baxter, consist of the following (in thousands):

                                              December 31,
                                        -------------------------
                                           2001            2000
                                           ----            ----
Raw materials                           $    195            --
Finished goods                             1,104            --
                                        ----------      ---------
                                        $  1,299
                                        ----------      ---------

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

     Property and equipment consist of the following (in thousands):

                                                            December 31,
                                                      --------------------------
                                                         2001            2000
                                                      ----------    ------------
Equipment                                             $  18,461       $  17,330
Leasehold and building improvements                      15,416          15,189
Construction-in-progress                                 10,919           5,293
                                                      ----------    ------------
                                                         44,796          37,812
                                                      ----------    ------------
Less accumulated depreciation and amortization          (30,151)        (29,391)
                                                      ----------    ------------
Property and equipment, net                           $  14,645       $   8,421

     At December 31, 2001 and 2000, property and equipment includes equipment acquired under capital lease obligations which had a cost of approximately $2.4 million and $0.6 million, respectively and accumulated amortization of $0.4 million and $0.1 million, respectively.

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

     In the fourth quarter of 2000, the Company decided to renovate a facility which had previously been held for sale and consolidate a significant portion of its Santa Monica technical development and pilot plant functions into this facility. Due to this decision, the facility was reclassified from "Asset Held for Sale" to construction-in-progress as of December 31, 2001 and 2000. The renovations are expected to be completed by early 2002.

Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                                   December 31,
                                              2001            2000
                                              ----            ----
Accrued payroll costs                        $ 2,347        $ 2,255
Accrued clinical trial costs                     445          1,151
Other                                          1,630            905
                                             ----------    ------------
                                             $ 4,422        $ 4,311
                                             ==========    ============

Fair Value of Financial Instruments

     The fair value of marketable debt and equity securities is based on quoted market prices. The carrying value of those securities approximates their fair value.

     The fair value of notes is estimated by discounting the future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying values of these obligations approximate their respective fair values.

     The fair value of capital lease obligations is estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their respective fair values.

Supplemental Cash Flow Information

     Cash paid for interest was $0.1 million, $0.0 million, and $0.0 million during the years ended December 31, 2001, 2000 and 1999, respectively. In addition, dividends paid in common shares were $0.0 million, $0.0 million and $0.2 million during the years ended December 31, 2001, 2000 and 1999, respectively.

     Non-cash transactions from financing activities included the conversion of convertible subordinated notes held by Genentech, Inc. to equity of $1.5 million, $3.0 million and $0.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Segment Information

     Effective January 1, 1998, the Company adopted Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" (Statement
131). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. As the Company operates in a single segment, the adoption of Statement 131 had no significant effect on results of operations or the financial position of the Company.

Recent Accounting Pronouncements

     In July of 2001, the Financial Accounting Standards Board, or FASB, issued Statements of Financial Accounting Standards No. 141, or SFAS 141, "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). The application of SFAS 141 is expected to have no material impact on the Company's position or results of operations.

     In July of 2001, the FASB issued Statements of Financial Accounting Standards No. 142, or SFAS 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. For intangible assets with indefinite useful lives, the impairment review will involve a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. For goodwill, the impairment test shall be a two-step process, consisting of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Separable intangible assets that are deemed to have a finite life will continue to be amortized over their useful lives (but with no maximum life). Intangible assets with finite useful lives will continue to be reviewed for impairment in accordance with Statements of Financial Accounting Standards No. 121, or SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS 142 on January 1, 2002 is expected to have no material impact on the Company's position or results of operations.

     In August of 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is in the process of assessing the effect of adopting SFAS 143, which will be effective for the Company's fiscal year ending December 31, 2002.

     In October of 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have a material effect on its financial condition or results of operations.

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     On December 31, 2001 and 2000, cash and cash equivalents consisted of money market funds and overnight deposits. These investments have short maturities and cost of investments approximates fair market value. The cost and gross unrealized holding gain on short term investments are $270,000 and $50,000, respectively, at December 31, 2001. The cost and gross unrealized holding loss on short term investments were $272,000 and $100,000, respectively, at December 31, 2000.

     During the years ended December 31, 2001 and 2000, available-for-sale securities incurred no significant gross realized gains or losses. Gains and losses are determined on a specific identification basis.

3. COLLABORATIVE AGREEMENTS

     Total research and development expenses incurred related to the Company's collaborative agreements were approximately $13.4 million, $15.7 million and $3.3 million in 2001, 2000 and 1999, respectively.

     In November of 2001, XOMA announced its agreement with Millennium to develop two of Millennium's biotherapeutic agents, CAB2 and MLN01, for certain vascular inflammation indications. CAB2 is a recombinant fusion protein that inhibits complement activation and MLN01 is a humanized monoclonal antibody that inhibits inflammatory responses by blocking the attachment of Beta 2 integrins to their adhesion molecules. Under the terms of the agreement, XOMA will be responsible for development activities and related costs through the completion of Phase II trials. XOMA will make future payments to Millennium upon achievement of certain clinical milestones. After successful completion of Phase II, Millennium will have the right to commercialize the products and XOMA will have the option to choose between further participation in the development program and eventual profit sharing, or alternatively being entitled to future royalty and milestone payments.

     In January of 2001, XOMA signed a strategic process development and manufacturing agreement with Onyx for its ONYX-015 product. XOMA is currently manufacturing ONYX-015 in a 500-liter bioreactor, which is substantially larger than the previous Onyx production scale. Development activities are progressing to further increase the scale of production. ONYX-015 is in Phase III clinical trials for recurrent head and neck cancer and in Phase I/II trials for other cancers.

     In January of 2000, Baxter's Hyland Immuno division acquired the worldwide rights to XOMA's NEUPREX(R) (rBPI21) for development in antibacterial and anti-endotoxin indications. XOMA received initial non-refundable license and signing fees of $10.0 million and may receive additional milestone payments and royalties if the product is successfully commercialized. The license and signing fees will be amortized over the period of continuing involvement, which period is expected to be 36 months. In 2000, the Company recorded an additional $3.4 million in revenue related to the continued development of the product. Under the Baxter agreements, the Company may receive payments of up to $35 million for meningococcemia. In addition, Baxter has committed to fund development of the product in multiple indications. Baxter will pay all future development costs, and XOMA may receive additional milestone payments related to additional indications. XOMA will receive royalties from future rBPI21 sales, and will supply initial product needs from its Berkeley manufacturing facility.

     In July of 1998, XOMA signed an exclusive license with Incyte Genomics, Inc. ("Incyte") for all of Incyte's patents and patent applications relating to bactericidal/permeability-increasing protein ("BPI"), a human host-defense protein from which XOMA is developing a pipeline of pharmaceutical products. The license provides that XOMA will pay Incyte a royalty on sales of BPI products covered by the license, up to a maximum of $11.5 million. In July of 1998, XOMA made a non-refundable $1.5 million advance royalty payment consisting of $750,000 in cash and 158,103 XOMA common shares. Incyte also received warrants (the "Incyte Warrants") to purchase 250,000 XOMA common shares at $6.00 per share. The value of the warrants and the advance royalty payment have been included in a $2.4 million charge recorded in the second quarter of 1998. The entire value of the warrants has been recorded as a non-recurring charge in the Company's statement of operations in 1998 since the technology rights received relate to very early stage research which has no assurance of commercial viability and no alternative future use.

     In April of 1996, the Company entered into a collaborative agreement with Genentech, Inc. ("Genentech") to jointly develop Xanelim(TM), for treatment of psoriasis and organ transplant rejection. In connection with the agreement, Genentech purchased 1.5 million common shares for approximately $9.0 million and has agreed to fund the Company's development costs for Xanelim(TM) until the completion of Phase III clinical trials through a series of convertible subordinated notes. During 1996, Genentech made loans totalling $13.5 million ($5.0 and $8.5 million, respectively, for funding 1996 and 1997 clinical trials and development costs) to XOMA under this arrangement. An additional loan of $10.0 million was made in December of 1997 to fund 1998 costs. Under the terms of the agreement, the Company will scale up and develop Xanelim(TM) and bring it through Phase II clinical trials. In December of 1998, Genentech made a $2.0 million milestone payment to XOMA for successful completion of a Phase II study. In April of 1999, the companies extended and expanded the agreement. XOMA is entitled to receive a 25% interest in U.S. profits from Xanelim(TM) in all indications, and a royalty on sales outside the U.S. Genentech will continue to finance XOMA's share of development costs via a long-term convertible loan, which is due at the earlier of 2005 or first product approval. The Company received $10.5 million, $5.1 million and $6.5 million net funding from Genentech under the development agreement for the years ended December 31, 2001, 2000 and 1999, respectively.

     In June of 1994, the Company assigned its exclusive worldwide rights in T cell receptor ("TCR") peptide technology to Connetics Corporation. In December of 1999, Connetics Corporation and XOMA assigned certain TCR intellectual property to The Immune Response Corporation ("IRC") in exchange for cash, IRC common stock and future royalties. IRC owns additional TCR-related intellectual property and is developing pharmaceutical products using this technology for the treatment of autoimmune diseases. In 2000, IRC announced it had started a Phase II study of a TCR-based vaccine against multiple sclerosis (MS).

     XOMA has granted over 25 licenses to biotechnology and pharmaceutical companies for use of patented and proprietary technologies relating to a bacterial expression system used to manufacture recombinant pharmaceutical products. Licensees include: Affymax, Inc., Alexion Pharmaceuticals, Inc., Avecia Ltd., Cantab Pharmaceuticals Research Ltd., Celltech Ltd., Dompe S.p.A., Eli Lilly and Company, Enzon, Inc., Genentech, Inc., the Hoechst Group, ICOS Corporation, Invitrogen Corporation, MorphoSys AG, Pasteur Merieux Serums & Vaccins, The Pharmacia & Upjohn Group and ZymoGenetics, Inc.

4. SHARE CAPITAL

Common Shares

     In June of 2001, the Company issued 3,000,000 common shares for net proceeds of $43.3 million in a registered public offering.

     In February of 2000, the Company issued 6,145,000 common shares for net proceeds of $29.0 million. The Company also issued five-year warrants to purchase up to 250,000 common shares for $5.00 per share to each of the two placement agents in this transaction. These warrants were exercisable upon issuance and expire in February of 2005.

     In July of 1999, the Company issued 3,024,086 common shares for net proceeds of $16.4 million. The Company also issued five-year warrants to purchase up to 150,000 common shares for $5.75 per share to the placement agents in this transaction.

     In January of 1999, the Company issued 2,051,254 common shares for net proceeds of $11.4 million. In addition to the shares initially purchased, the financing transaction provided the investors with i) a conditional right to receive additional common shares for no additional consideration in the future; and ii) a five-year warrant to purchase an aggregate of 240,000 shares of common stock at an exercise price of $5.85. The initial purchase price to the investors of $5.85 per share represented approximately a 60% premium over the then current market value of XOMA's common shares at the date of the transaction. Since the 60% premium paid by the investors related to the value of the warrants as well as the value of the potential to receive additional shares under the reset provisions, the entire premium was accounted for as equity and included in "additional paid in capital." The common shares were to be held in an escrow account for up to three years or until such shares were released from the escrow account, as stipulated in the agreement.

     Beginning August 31, 1999, and every ninety days after that first reset date, the investors were entitled to an adjustment to the number of shares remaining in the escrow account based on an 11% discount from the prevailing market price at each reset date. In the third quarter of 1999, based on the then current fair market value of XOMA's common shares, the Company contributed 768,751 additional common shares to the escrow account. In the fourth quarter of 1999, the Company contributed 2,768,865 additional common shares to the escrow account. In early 2000, all common shares in the escrow account were released, and as a result, the investors relinquished their rights with respect to any further reset privileges.

Preference Shares and Preferred Stock

Preference Shares

     Series A. As of December 31, 2001, the Company has authorized 135,000 Series A Preference Shares of which none were outstanding at December 31, 2001, 2000, and 1999. (See "Shareholder Rights Plan" below.)

     Series B. (See "Convertible Subordinated Notes" below.)

Convertible Subordinated Notes

     Under an arrangement with Genentech (see Note 3), the Company receives financing for its share of Xanelim(TM) development costs through the issuance of convertible subordinated notes due at the earlier of 2005 or upon regulatory approval of Xanelim(TM). The notes bear interest at rates of LIBOR plus 1% (4.9% at December 31, 2001) compounded and reset at the end of June and December each year. Interest is payable at maturity.

     As of December 31, 2001, the Company had an outstanding balance of $51.0 million under this loan agreement. The agreement as amended in April of 1999 includes development cost sharing provisions. Under the agreement, the loan balance is increased by cash advances from Genentech to XOMA and by interest accruing on the outstanding loan balance. Conversely, cash repayments of the debt or conversion of the debt to shares decreases the loan balance. Under the cost sharing provisions, the two companies compare their actual spending on Xanelim(TM) with their respective share of the aggregate costs under the agreement. Any differences are recorded as increases/decreases to the respective company's operating expenses and a related increase/decrease to the loan balance as appropriate. The Company received cash advances from Genentech under this agreement of $7.2 million, $5.8 million and $11 million, net of repayments of the loan of $1.5 million, $3.0 million and $0 million in 2001, 2000 and 1999, respectively. The loan balance was increased by $3.3 million in 2001 and decreased by $0.7 million in 2000 and $4.5 million in 1999, according to the cost sharing provisions of the loan agreement. At XOMA's option, the notes may be repaid in cash on or before the due date, or may be converted on the due date into one Series B Preference Share at the fair market value of common shares at the time of conversion (7,500 shares are so designated) for each $10,000 outstanding in notes. The Series B Preference Shares are convertible into common shares. The cumulative amount of interest accrued was $9.9 million, $7.4 million and $4.7 million as of December 31, 2001, 2000 and 1999, respectively.

     As announced in November of 2001, under an investment agreement, Millennium has committed to purchase, at our option, up to $50.0 million worth of our common shares over the next three years in several tranches, through a combination of convertible debt and equity at the then prevailing market prices. We have agreed to register the resale of the common shares that we may sell to Millennium from each tranche and the common shares that we may issue to Millennium upon conversion of the convertible debt. The convertible note balance as of December 31, 2001 was $5.0 million and is due in November of 2002 at an interest rate of LIBOR (1.9% at December 31, 2001).

Management Incentive Compensation Plan

     The Board of Directors of the Company established a Management Incentive Compensation Plan effective July 1, 1993 (as amended, the "Incentive Plan"), in which management employees (other than the Chief Executive Officer), as well as certain additional discretionary participants chosen by the Chief Executive Officer, are eligible to participate.

     Awards under the Incentive Plan vest over a three-year period with 50% of each award payable during the first quarter of the following fiscal year, and 25% payable on each of the next two annual distribution dates, so long as the participant remains an employee of the Company. The 50% on the first distribution date is payable half in cash and half in common shares. The balance on the next two annual distribution dates is payable, at the election of the participant, all in cash or all in common shares or, for elections after December 31, 2000, half in cash and half in common shares. The maximum number of common shares issuable pursuant to awards made for the years ended December 31, 2001 and 2000 under the Incentive Plan were 44,781 and 28,673, respectively, and these shares have been reserved under the Restricted Plan (as defined below).

     The amounts charged to expense under the Incentive Plan were $0.8 million, $0.9 million and $0.8 million for the plan years 2001, 2000 and 1999, respectively.

Employee Share Purchase Plan

     In 1998, the shareholders approved the 1998 Employee Share Purchase Plan (the "Share Purchase Plan") which provides employees of the Company the opportunity to purchase common shares through payroll deductions. The Company has reserved 500,000 common shares for issuance under the Share Purchase Plan. An employee may elect to have payroll deductions made under the Share Purchase Plan for the purchase of common shares in an amount not to exceed 15% of the employee's compensation. The purchase price per common share will be either (i) an amount equal to 85% of the fair market value of a common share on the first day of a 24-month offering period or on the last day of such offering period, whichever is lower, or (ii) such higher price as may be set by the Compensation Committee of the Board at the beginning of such offering period. As of December 31, 2001, payroll deductions under the Share Purchase Plan totaled $0.3 million.

Shareholder Rights Plan

     In October of 1993, the Company's Board of Directors unanimously adopted a Shareholder Rights Plan (the "Rights Plan"). Under the Rights Plan, Preference Share Purchase Rights ("Rights") were distributed as a dividend at the rate of one Right for each common share held of record as of the close of business on November 12, 1993. Each Right entitles the registered holder of common shares to buy a fraction of a share of the new series of Preference Shares (the "Series A Preference Shares") at an exercise price of $30.00, subject to adjustment. The Rights will be exercisable, and will detach from the common share, only if a person or group acquires 20 percent or more of the common shares, announces a tender or exchange offer that if consummated will result in a person or group beneficially owning 20 percent or more of the common shares, or if the Board of Directors declares a person or group owning 10 percent or more of the outstanding common shares to be an Adverse Person (as defined in the Rights
Plan). Once exercisable, each Right will entitle the holder (other than the acquiring person) to purchase units of Series A Preference Share (or, in certain circumstances, common shares of the acquiring person) with a value of twice the Rights exercise price. The Company will generally be entitled to redeem the Rights at $.001 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on December 31, 2002.

Shares Reserved for Future Issuance

     The Company has reserved common shares for future issuance as of December 31, 2001 as follows:

        Share Option Plans                                        6,906,783
        Employee Share Purchase Plan                                245,253
        Warrants                                                    700,000
                                                                 -----------
        Total                                                     7,852,036
                                                                 ===========

     The convertible subordinated notes held by Genentech are convertible into one Series B Preference Share at the market price of common shares at the time of conversion (7,500 shares are so designated) for each $10,000 in notes. The Series B Preference Shares are convertible into common shares.

5. SHARE OPTIONS AND WARRANTS

     At December 31, 2001, the Company had three share-based compensation plans, which are described below. The aggregate number of common shares that may be issued under these plans is 8,950,000 shares.

Share Option Plan

     Under the Company's amended 1981 Share Option Plan (the "Option Plan"), qualified and non-qualified options of the Company's common shares may be granted to certain employees and other individuals as determined by the Board of Directors at not less than the fair market value of the shares at the date of grant. Options granted under the Option Plan may be exercised when vested and expire five years to ten years from the date of grant or three months from the date of termination of employment. Options granted generally vest over five years. The Option Plan will terminate on November 15, 2011. Up to 8,650,000 shares are authorized for issuance under the Option Plan. As of December 31, 2001, options covering 3,593,815 common shares were outstanding under the Option Plan.

Restricted Share Plan

     The Company also has a Restricted Share Plan (the "Restricted Plan") which provides for the issuance of options or the direct sale of common shares to certain employees and other individuals as determined by the Board of Directors at not less than 85% of fair market value of the common shares on the grant date. Each option issued under the Restricted Plan will be a non-statutory share option under the federal tax laws and will have a term not in excess of ten years from the grant date. Options granted generally vest over five years. The Restricted Plan will terminate on November 15, 2011.

     The Company has granted options with exercise prices at 85% of fair market value on the date of grant. Up to 1,250,000 shares are authorized for issuance under the Restricted Plan, subject to the condition that not more than 8,650,000 shares are authorized under both the Option Plan and the Restricted Plan. As of December 31, 2001, options covering 372,795 common shares were outstanding under the Restricted Plan.

     The Company amortizes deferred compensation, which is the difference between the issuance price or exercise price as determined by the Board of Directors and the fair market value of the shares at the date of sale or grant over the period benefited.

Directors Share Option Plan

     In 1992, the shareholders approved a Directors Share Option Plan (the "Directors Plan") which provides for the issuance of options to purchase common shares to non-employee directors of the Company at 100% of the fair market value of the shares on the date of the grant. Up to 300,000 shares are authorized for issuance during the term of the Directors Plan. Options vest on the date of grant and have a term of up to ten years. As of December 31, 2001, options for 200,000 common shares were outstanding under the Directors Plan.

     The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, the financial statements reflect amortization of compensation resulting from options granted at exercise prices which were below market price at the grant date. Had compensation cost for the Company's shares-based compensation plans been based on the fair value at the grant dates for awards under these plans consistent with the provisions of FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31 (in thousands except per share amounts):

                                                       2001                   2000                    1999
                                                       ----                   ----                    ----
Net loss                   As reported               $(28,040)             $(29,412)               $(45,779)
                           Pro forma                 $(31,230)             $(31,447)               $(47,342)
Net loss per share         As reported                 $(0.41)               $(0.45)                 $(0.87)
                           Pro forma                   $(0.46)               $(0.49)                 $(0.90)

     The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years indicated below:

                                                   2001                      2000                     1999
                                                   ----                      ----                     ----
Dividend yield                                      0%                        0%                        0%
Expected volatility                                92%                       91%                       84%
Risk-free interest rate                             3.7%                      5.8%                      5.3%
Expected life                                       7.8 years                 6.3 years                 4.7 years

     A summary of the status of the Company's share option plans as of December 31, 2001, 2000, and 1999 and changes during years ending on those dates is presented below:

                                            2001                      2000                      1999
                                    ----------------------   ----------------------    -----------------------
OPTIONS:                              Shares      Price*       Shares       Price*       Shares**     Price*
--------                            ----------  ----------   -----------  ---------    -----------   ---------
Outstanding at beginning of year    3,752,662     $ 5.00      4,230,884    $  4.58       4,005,771    $ 4.78
Granted
  (1)                                   1,750       9.28          2,500       6.88          20,500      6.16
  (2)                                 667,200       9.39        641,500       9.04         663,500      3.97
Exercised                            (105,502)      4.11       (856,241)      4.40         (76,652)     3.59
Forfeited, expired or canceled       (149,500)      7.85       (265,981)     10.02        (382,235)     5.96
                                    ----------               -----------                 -----------
Outstanding at end of year          4,166,610       5.59      3,752,662       5.00       4,230,884      4.58
                                    ==========               ===========                 ===========
Exercisable at end of year          2,949,400                 2,588,597                  3,054,029
                                    ==========               ===========                 ===========
Weighted average fair value of
options granted
  (1)                                             $ 7.92                   $  3.87                    $ 3.77
  (2)                                             $ 7.45                   $  7.07                    $ 2.65

*    Weighted-average exercise price

**   Includes cancellation and granting of 1,820,385 new options

(1)  Option price less than market price on date of grant.

(2) Option price equal to market price on date of grant. The Company adjusts for forfeitures as they occur.

     The following table summarizes information about share options outstanding at December 31, 2001:

                            Options Outstanding                                      Options Exercisable
      ------------------------------------------------------------------        ----------------------------
          Range of                 Number                                          Number
      Exercise Prices            Outstanding       Life *       Price **        Exercisable         Price **
      ---------------            -----------       ------       --------        -----------         --------
       $ 1.86 - 2.38                 178,612        3.20         $ 2.36             177,562          $ 2.36
          2.56 - 2.56              1,115,481        3.03           2.56           1,115,481            2.56
          2.60 - 4.56                797,020        6.08           3.87             582,599            3.99
          4.68 - 6.75                713,726        5.78           5.66             585,025            5.75
          6.81 - 8.94                703,066        7.64           8.18             284,517            7.76
          9.56 - 22.75               658,705        8.48          10.82             204,216           11.86
                               ----------------                                 -------------
          1.86 - 22.75             4,166,610        5.73           5.59           2,949,400            4.61
                               ================                                 =============

*    Weighted-average remaining contractual life

**   Weighted-average exercise price

Warrants

     In February of 2000, warrants to purchase up to 250,000 common shares at $5.00 per share and expiring in February of 2005 were issued to the placement agents in conjunction with a private placement of common shares. As of December 31, 2001, all of these warrants were outstanding.

     In July of 1999, warrants to purchase up to 150,000 common shares at $5.75 per share and expiring in July of 2004 were issued to the placement agents in conjunction with a private placement of common shares. As of December 31, 2001, all of these warrants were outstanding.

     In January of 1999, warrants to purchase up to 240,000 common shares at $5.85 per share were issued to investors in a private placement of common shares. Additional warrants to purchase up to 64,000 common shares at $5.85 were issued to the placement agent and separately warrants for 75,000 common shares at $5.85 were issued to an advisor. All of these warrants expire in January of 2004. As of December 31, 2001, there were 175,000 of the January 1999 warrants still outstanding.

     In July of 1998, warrants to purchase 250,000 common shares at $6.00 per share were issued to Incyte in partial payment of license fees. These warrants expire in July of 2008. As of December 31, 2001, there were 125,000 warrants still outstanding.

     Warrants to purchase 550,000 common shares at $7.00 per share were issued in conjunction with the issuance of the Series H Preferred in June of 1998. These warrants were valued at $1.0 million in paid-in capital. Additional warrants to purchase 68,681 common shares at $7.00 per share were issued to placement agents. All of these warrants expired in June of 2001.

     All of the above warrants were exercisable upon issuance. The fair value of the warrants issued to placement agents and advisors were determined using the Black Scholes valuation method and capitalized as issuance costs associated with the equity financing and charged against paid-in capital.

6. COMMITMENTS AND CONTINGENCIES

Collaborative Agreements and Royalties

     The Company is obligated to pay royalties, ranging generally from 1.5% to 5% of the selling price of the licensed component and up to 25% of any sublicense fees to various universities and other research institutions based on future sales or licensing of products that incorporate certain products and technologies developed by those institutions.

Liability Insurance

     The testing and marketing of medical and food additive products entails an inherent risk of allegations of product liability. XOMA believes that its product liability insurance levels are adequate for its clinical trial activity. The Company will seek to obtain additional insurance, if needed, if and when its products are commercialized; however, there can be no assurance that adequate insurance coverage will be available or be available at acceptable costs or that a product liability claim would not materially adversely affect the business or financial condition of the Company.

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

Leases

     As of December 31, 2001, the Company leased administrative, research facilities, certain laboratory and office equipment under capital and operating leases expiring on various dates through 2008. Future minimum lease commitments are as follows (in thousands):

                                               Capital Leases  Operating Leases
                                               --------------  ----------------
2002                                               $ 872           $ 2,845
2003                                                 785             2,864
2004                                                 572             2,895
2005                                                 221             2,891
2006                                                   -             2,901
Thereafter                                             -             3,932
                                               --------------  ----------------
Net minimum lease payments                         2,450          $ 18,328
                                                               ================
Less: amount representing interest expense          (384)
                                               --------------
Present value of net minimum lease payments        2,066
Less: current portion                               (673)
                                               --------------
Long-term capital lease obligations              $ 1,393
                                               ==============

     Total rental expense was approximately $3.2 million, $3.3 million, and $2.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Legal Proceedings

     On or about June 8, 2001, an action was commenced against the Company and certain of its affiliates styled Biosite Diagnostics Inc. v. XOMA Ltd., et al., No. C-01-2251 (PJH)(N.D. Cal.) (the "Biosite Action"). The action sought declarations that Biosite was not infringing certain XOMA patents and that certain licenses continued in effect despite XOMA's notice of termination thereof. The action sought an injunction against the Company and such affiliates maintaining the license agreements in effect. On June 13, 2001, the court denied Biosite's motion for a temporary restraining order. On or about July 5, 2001, the Company, XOMA Ireland Limited and XOMA Technology Ltd. brought an action against Biosite in the same court. The action, styled XOMA Ltd., et al. v. Biosite Inc., No. C-01-2580 (PJH) (N.D. Cal.) (the "XOMA Action"), seeks injunctive relief, compensatory and punitive damages for fraud and misrepresentation, breach of contract, patent infringement, misappropriation and unfair business practices. On September 24, 2001, the court denied Biosite's motion in its action for a preliminary injunction and granted the Company's motion to dismiss the Biosite Action. On that same day, the court granted a portion of Biosite's motion to dismiss the XOMA Action relating to the fraud allegations with leave to replead. On October 31, 2001, the plaintiffs in the XOMA Action filed their amended complaint asserting the same claims for relief. On November 7, 2001, Biosite answered the amended complaint denying the substantive allegations. On that same day, Biosite filed counterclaims seeking the same relief as the original Biosite Action and adding claims for breach of contract, breach of covenant of good faith and fair dealing, intentional interference with contracts and with prospective economic advantage, unfair business practices and violation of the Lanham Act. Biosite seeks damages in an unspecified amount, prejudgment interest, injunctive relief, punitive damages and attorneys' fees. On November 30, 2001, the Company answered the counterclaims denying the substantive allegations therein. On December 3, 2001, the court denied Biosite's motion to bifurcate the case such that Biosite's license validity claims would be tried first. On January 7, 2002, the court denied Biosite's motion to sever the patent issues from the license issues and to address the license issues first. In February of 2002, Biosite announced that it has begun implementing an antibody expression technology intended to allow it to operate its business without using XOMA's patents and that it is launching a licensing program. On or about March 5, 2002, Biosite filed an amended answer to add additional defenses that certain of the patents at issue are invalid, that certain alleged inequitable conduct on the part of the XOMA enti-ties renders certain of the patents unenforceable and that alleged patent misuse renders the patents at issue unenforceable. Discovery has commenced as to all claims, defenses and counterclaims and is continuing.

     On November 15, 2001, a purported securities class action complaint was filed in the United States District Court for the Northern District of California against the Company and certain of its officers in an action captioned Tingle v. XOMA Ltd., et al., No. C-01-4256 (CW) (N.D. Calif.). On November 29, 2001 and December 20, 2001, respectively, two similar purported class action complaints, captioned Scala v. XOMA Ltd., et al., No. C-01-4610
(WHA) (N.D. Calif.) and Malmut v. XOMA Ltd., et al., No. C-01-5006 (MJJ) (N.D. Calif.), were filed in that same federal district court. (The three lawsuits are referred to collectively hereinafter as the "Class Action Lawsuits.") The complaints in the Class Action Lawsuits purported to assert claims, under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, arising out of XOMA's joint development with Genentech of XanelimTM, a drug for the treatment of psoriasis. (Genentech and certain of its officers were also named as defendants in the Class Action Lawsuits.) The Class Action Lawsuits alleged that XOMA and Genentech made material misrepresentations and omissions concerning the anticipated timetable for the filing of a Biologics License Application ("BLA") with the Food and Drug Administration in connection with their development of XanelimTM. The complaints in the Class Action Lawsuits sought unspecified money damages, costs and expenses.

     In January of 2002, a complaint was filed in the California Superior Court in San Diego County against XOMA, Genentech and certain unidentified "John Doe" defendants, which tracks many of the allegations that had been made in the Class Action Lawsuits, purporting to assert claims pursuant to the California Unfair Competition Act seeking injunctive relief and other equitable remedies in connection with the defendants alleged misrepresentations and omissions concerning the anticipated timetable for the filing of the XanelimTM BLA.

7. INCOME TAXES

     The significant components of net deferred tax assets and liabilities as of December 31are as follows (in millions):

                                            2001                 2000
                                         -----------          -----------
Capitalized R&D expense                  $    29.4            $    28.6
Net operating loss carryforwards              75.0                 73.1
R&D and other credit carryforwards            19.7                 18.5
Other                                          0.7                 --
Valuation allowance                         (124.8)              (120.2)
                                         -----------          -----------
Total deferred tax asset                 $    --              $    --
                                         ===========          ===========

     The net change in the valuation allowance was a $4.6 million increase, a $3.4 million decrease, and a $1.2 million increase for the years ended December 31, 2001, 2000 and 1999, respectively.

     FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and carryback potential, the Company has determined that total deferred tax assets to be fully offset by a valuation allowance.

     XOMA's accumulated federal and state tax net operating loss carryforwards ("NOLs") and credit carryforwards as of December 31, 2001 are as follows:

                                Amounts                     Expiration
                             (in millions)                    Dates
                             -------------                    -----
Federal
  NOLs                         $ 216.1                     2002-2021
  Credits                         14.3                     2002-2021
State
  NOLs                            24.7                     2002-2006
  Credits                          4.8                     Do not expire

     The availability of the Company's net operating loss and tax credit carryforwards may be subject to substantial limitation if it should be determined that there has been a change in ownership of more than 50 percent of the value of the Company's shares over a three year period.

8. RELATED PARTY TRANSACTIONS

     In 1993, the Company granted a short-term, secured loan to an officer, director and shareholder of the Company which has been extended annually.

9. DEFERRED SAVINGS PLAN

     Under section 401(k) of the Internal Revenue Code of 1986, the Board of Directors adopted, effective June 1, 1987, a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 14% of their total salary, up to a maximum for 2001 of $10,500. The Company may, at its sole discretion, make contributions each plan year, in cash or in the Company's common shares in amounts which match up to 50% of the salary deferred by the participants. The expense related to these contributions was $328,000, $358,000 and $271,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

10. SUBSEQUENT EVENTS (unaudited)

     In January of 2002, XOMA and Genentech announced plans to conduct a Phase II clinical study of Efalizumab (anti-CD11a) in rheumatoid arthritis patients. The randomized, placebo controlled, double-blinded study will evaluate the efficacy and safety of Efalizumab in several hundred rheumatoid arthritis patients.

     In February of 2002, XOMA and MorphoSys AG announced cross-licensing agreements for antibody-related technologies. Under the agreements, XOMA will receive license payments from MorphoSys in addition to a license to use the MorphoSys HuCAL(R) GOLD antibody library for its target discovery and research programs. MorphoSys and its partners receive a license to use the XOMA antibody expression technology for developing antibody products using MorphoSys's phage display-based HuCAL(R) antibody library. MorphoSys also receives a license for the production of antibodies under the XOMA patents.

     On March 13, 2002, the Court entered an Order dismissing each of the following lawsuits without prejudice: Tingle v. XOMA Ltd., et al; Scala v. XOMA Ltd., et al.; and Malmut v. XOMA Ltd., et al. No consideration was exchanged, and neither plaintiffs nor their counsel received any compensation or reimbursement of expenses.

                                INDEX TO EXHIBITS

 Exhibit
 Number

1 Underwriting Agreement dated as of June 26, 2001 by and between XOMA Ltd. and the several underwriters named therein (Exhibit 2).1

3.1  Memorandum of Continuance of XOMA Ltd. (Exhibit 3.4).2

3.2  Bye-Laws of XOMA Ltd. (Exhibit 3.5).2

4.1 Amended and Restated Shareholder Rights Agreement dated as of October 27, 1993 and amended and restated December 31, 1998 by and among XOMA Corporation (to be renamed XOMA Ltd.) and Chase Mellon Shareholder Services L.L.C. (successor to First Interstate Bank of California) as Rights Agent as amended by Amendment No. 1 to Amended and Restated Shareholders rights Agreement dated as of February 21, 2001 (Exhibit 4.1).3

4.2 Form of Resolution Regarding Preferences and Rights of Series A Preference Shares (Exhibit 4.2).2

4.3 Form of Resolution Regarding Preferences and Rights of Series B Preference Shares (Exhibit 4.3).2

4.4 Form of Resolution Regarding Preferences and Rights of Series C Preference Shares (Exhibit 4.4).2

4.5  Form of Common Stock Purchase Warrant (1998 Warrants) (Exhibit 3).4

4.6  Form of Common Stock Purchase Warrant (Incyte Warrants) (Exhibit 2).5

4.7 Form of Common Share Purchase Warrant (January and March 1999 Warrants) (Exhibit 5).6

4.8  Form of Common Share Purchase Warrant (July 1999 Warrants) (Exhibit 4).7

4.9  Form of Common Share Purchase Warrant (2000 Warrants) (Exhibit 4).8

10.1 1981 Share Option Plan as amended and restated (Exhibit 10.1).9

10.1A Form of Share Option Agreement for 1981 Share Option Plan (Exhibit
     10.1A).9

10.2 Restricted Share Plan as amended and restated (Exhibit 10.2).9

10.2A Form of Share Option Agreement for Restricted Share Plan (Exhibit 10.2A).9

10.2B Form of Restricted Share Purchase Agreement for Restricted Share Plan
     (Exhibit 10.2B).10

10.3 1992 Directors Share Option Plan as amended and restated (Exhibit 10.4).10

10.3A Form of Share Option Agreement for 1992 Directors Share Option Plan
     (initial grants) (Exhibit 10.4A).9

10.3B Form of Share Option Agreement for 1992 Directors Share Option Plan
     (subsequent grants) (Exhibit 10.4B).9

10.4 Management Incentive Compensation Plan as amended and restated (Exhibit 10.5).9

10.5 1998 Employee Share Purchase Plan (Exhibit 10.1).10

10.5A Amendment No. 1 to 1998 Employee Share Purchase Plan (Exhibit 10.2).10

10.6 Form of indemnification agreement for officers (Exhibit 10.6).9

10.7 Form of indemnification agreement for employee directors (Exhibit 10.7).9

10.8 Form of indemnification agreement for non-employee directors (Exhibit
     10.8).9

10.9 Employment Agreement dated April 29, 1992 between the Company and John L. Castello (Exhibit 10.9).9

10.10 Employment Agreement dated April 1, 1994 between the Company and Peter B. Davis (Exhibit 10.10).11

10.11 Employment Agreement dated March 26, 2001 between XOMA (US) LLC and Patrick J. Scannon, M.D., Ph.D.

10.12 Lease of premises at 890 Heinz Street, Berkeley, California dated as of July 22, 1987 (Exhibit 10.12).9

10.13 Lease of premises at Building E at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of April 21, 1988 (Exhibit 10.13).9

10.14 Lease of premises at Building C at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of August 26, 1987 (Exhibit 10.14).9

10.15 Letter of Agreement regarding CPI adjustment dates for leases of premises at Buildings C, E and F at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 (Exhibit 10.15).9

10.16 Lease of premises at 2910 Seventh Street, Berkeley, California dated March 25, 1992 (Exhibit 10.16).9

10.17 Sublease dated January 20, 1997, between the Company and UroGenesys, Inc. (Exhibit 10.18).9

10.18 Lease dated October 2, 1992, between the Company and Virginia Merritt, as Trustee of the Bowman Merritt and Virginia Merritt Trust (Exhibit 10.19).9

10.18A First Extension of Lease dated April 23, 1997, between the Company and
     Virginia Merritt and Kim Merritt Campot, as Trustees of the Bowman Merritt and Virginia Merritt 1987 Trust (Exhibit 10.19A).9

10.19 Lease of premises at 5860 and 5864 Hollis Street, Emeryville, California dated as of November 2, 2001 (with addendum).

10.20 Lease of premises at 2850 Seventh Street, Second Floor, Berkeley, California dated as of December 28, 2001 (with addendum and guaranty).

10.21 License Agreement dated as of August 31, 1988 between the Company and Sanofi (with certain confidential information deleted) (Exhibit 10.27).9

10.22 Amended and Restated Research and License Agreement dated September 1, 1993 between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28).9

10.22A Third Amendment to License Agreement dated June 12, 1997 between the
     Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28A).9

10.22B Fourth Amendment to License Agreement dated December 23, 1998 between the
     Company and New York University (Exhibit 10.22B).12

10.22C Fifth Amendment to License Agreement dated June 25, 1999 between the
     Company and New York University (Exhibit 10.21C). 13

10.22D Sixth Amendment to License Agreement dated January 25, 2000 between the
     Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.1). 14

10.23 Cross License Agreement dated December 15, 1993 between Research Development Foundation and the Company (with certain confidential information deleted) (Exhibit 10.23).12

10.24 Cross License Agreement dated December 15, 1993 between the Company and Research Development Foundation (with certain confidential information deleted) (Exhibit 10.24).12

10.25 Technology Acquisition Agreement dated June 3, 1994 between Connective Therapeutics, Inc. (now called Connetics Corporation) and the Company (with certain confidential information deleted) (Exhibit 10.46).11

10.25A Amendment Number One to Technology Acquisition Agreement dated December
     8, 1999 between Connetics Corporation and XOMA (US) LLC (with certain confidential information deleted) (Exhibit 10.23A).13

10.25B Agreement dated December 8, 1999 by and between The Immune Response
     Corporation and XOMA (US) LLC (with certain confidential information deleted) (Exhibit 10.23B).13

10.26 Collaboration Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.1).14

10.26A Amendment to Collaboration Agreement, dated as of April 14, 1999, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.5).16

10.27 Common Stock and Convertible Note Purchase Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.2).15

10.27A Amendment to Common Stock and Convertible Note Purchase Agreement, dated as of April 14, 1999, between XOMA Ltd. and Genentech, Inc. (Exhibit 10.6).16

10.28 Convertible Subordinated Note Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.3).15

10.28A Amendment to Convertible Subordinated Note Agreement, dated as of June
     13, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.4).15

10.28B Second Amendment to Convertible Subordinated Note Agreement, dated as of
     April 14, 1999, between the XOMA Ltd. and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.7).16

10.29 License Agreement between Incyte Pharmaceuticals, Inc. and XOMA Corporation effective as of July 9, 1998 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 1).5

10.30 Registration Rights Agreement dated as of July 9, 1998 by and among the Company and Incyte Pharmaceuticals, Inc. (Exhibit 3).5

10.31 Form of Subscription Agreement, dated as of January 28, 1999, by and between XOMA Ltd. and the purchasers of Common Shares in the January 1999 Private Placement (Exhibit 2).6

10.32 Form of Registration Rights Agreement, dated as of January 28, 1999, by and between XOMA Ltd. and the purchasers of Common Shares in the January 1999 Private Placement (Exhibit 3).6

10.33 Form of Escrow Agreement, dated as of January 28, 1999, by and between XOMA Ltd., Brian W. Pusch, as Escrow Agent and the purchasers of Common Shares in the January 1999 Private Placement (Exhibit 4).6

10.34 License Agreement dated as of January 25, 2000 between XOMA Ireland Limited and Baxter Healthcare Corporation (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2).17

10.35 Supply and Development Agreement dated as of January 25, 2000 between XOMA
     (US) LLC and Baxter Healthcare Corporation (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3).17

10.36 Form of Subscription Agreement, dated as of February 8, 2000 by and between XOMA Ltd. and the purchasers of Common Shares in the February 2000 Private Placement (Exhibit 2).8

10.37 Form of Registration Rights Agreement, dated as of February 11, 2000 by and between XOMA Ltd. and the purchasers of Common Shares in February 2000 Private Placement (Exhibit 3).8

10.38 Form of Registration Rights Agreement, dated as of February 11, 2000 by and between XOMA Ltd. and the placement agents in the February 2000 private placement (Exhibit 5).8

10.39 Process Development and Manufacturing Agreement dated as of January 29, 2001 between XOMA (US) LLC and Onyx Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2).18

10.40 Investment Agreement dated as of November 26, 2001 by and among XOMA, Millennium Pharmaceuticals, Inc. and mHoldings Trust (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3).19

10.41 Convertible Subordinated Promissory Note dated November 26, 2001 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 4).19

10.42 Registration Rights Agreement dated as of November 26, 2001 by and among XOMA, Millennium Pharmaceuticals, Inc. and mHoldings Trust (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 5).19

23.1 Consent of Ernst & Young LLP, Independent Auditors.

-------------------------

Footnotes

1. Incorporated by reference to the referenced exhibit to Company's Current Report on Form 8-K dated and filed on June 27, 2001.

2. Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-4 filed November 17, 1998, as amended.

3. Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form 8-A filed May 21, 1999

4. Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated June 28, 1998 filed June 29, 1998.

5. Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated July 9, 1998 filed July 16, 1998.

6. Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated January 28, 1999 filed January 29, 1999, as amended.

7. Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated July 23, 1999 filed July 26, 1999.

8. Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated February 11, 2000 filed February 14, 2000.

9. Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended.

10. Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-8 filed October 27, 1998.

11. Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

12. Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

13. Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

14. Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

15. Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-3 filed June 28, 1996.

16. Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

17. Incorporated by reference to the referenced exhibit to the Company's Amendment No. 2 to Current Re-port on Form 8-K/A dated and filed March 9, 2000.

18. Incorporated by reference to the referenced exhibit to the Company's Amendment No. 1 on Form 8-K/A dated and filed February 13, 2001.

19. Incorporated by reference to the referenced exhibit to the Company's Amendment No. 1 to Current Report on Form 8-K/A dated and filed December 13, 2001.