Form 10-Q
period 2002-03-31
XOMA LTD /DE/
filed 2002-05-15
CIK 791908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(mark one)
              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For Quarterly Period Ended March 31, 2002

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

                            Yes  X  No ___
                                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares US$.0005 par value            70,287,972
Class                                       Outstanding at March 31, 2002

                                    XOMA LTD.

                                TABLE OF CONTENTS


                                                                            Page

PART I   FINANCIAL INFORMATION

   Item 1     Condensed Consolidated Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of March 31, 2002 and
              December 31, 2001................................................1

              Condensed Consolidated Statements of Operations for the Three
              Months Ended March 31, 2002 and 2001.............................2

              Condensed Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 2002 and 2001.............................3

              Notes to Condensed Consolidated Financial
              Statements ......................................................4

   Item 2     Management's Discussion and Analysis of Financial Condition and
              Results of Operations............................................9

   Item 3     Quantitative and Qualitative Disclosures About Market Risk .....10

PART II  OTHER INFORMATION

   Item 1     Legal Proceedings...............................................12

   Item 2     Changes in Securities and Use of Proceeds.......................13

   Items 3, 4 and 5 are either inapplicable or nonexistent and therefore are omitted from this report

   Item 6    Exhibits and Reports on Form 8-K.................................13

   Signatures ................................................................14

                                    XOMA LTD.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                  March 31,          December 31,
                                                                                     2002               2001
                                                                                 (Unaudited)           (Note 1)
                                                                                 --------------      --------------
Assets:
     Cash and cash equivalents                                                         $ 58,183           $ 67,320
     Short-term investments                                                                 320                320
     Related party receivables                                                              423                418
     Receivables                                                                          6,227              1,662
     Inventory                                                                            1,306              1,299
     Prepaid expenses and other                                                             189                249
                                                                                 --------------      --------------
         Total current assets                                                            66,648             71,268
     Property and equipment, net                                                         17,123             14,645
     Deposits and other                                                                     201                194
                                                                                 --------------      --------------
                                                                                       $ 83,972           $ 86,107
                                                                                 ==============      ==============
Liabilities and Shareholders' Equity:
     Accounts payable                                                                  $  6,340           $  3,520
     Accrued liabilities                                                                  4,759              4,422
     Capital lease obligations-- current                                                    673                673
     Deferred revenue-- current                                                           4,084              5,017
     Convertible subordinated note-- current                                              5,041              5,013
                                                                                 --------------      --------------
         Total current liabilities                                                       20,897             18,645
     Capital lease obligations-- long term                                                1,232              1,393
     Deferred revenue-- long term                                                         1,100              1,470
     Convertible subordinated notes-- long term                                          52,241             50,980
                                                                                 --------------      --------------
         Total liabilities                                                               75,470             72,488
Shareholders' equity                                                                      8,502             13,619
                                                                                 --------------      --------------
                                                                                       $ 83,972           $ 86,107
                                                                                 ==============      ==============


Note 1 - Amounts derived from the Company's audited financial statements appearing in the Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

     See accompanying notes to condensed consolidated financial statements.

                                    XOMA LTD.


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands except per share data)


                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                       ----------------------------
                                                                                         2002              2001
                                                                                       ---------      -------------
Revenues:
    License and collaborative fees                                                      $ 6,313            $ 1,015
    Contract and other revenue                                                            2,909              1,841
                                                                                       ---------      -------------
                                                                                          9,222              2,856
                                                                                       ---------      -------------
Operating Costs and Expenses:
    Research and development                                                              9,935              8,470
    Marketing, general and administrative                                                 4,849              1,610
                                                                                         14,784             10,080
                                                                                       ---------      -------------
Loss from operations                                                                    (5,562)            (7,224)
Other Income (Expense):
    Investment and other income                                                             272                459
    Interest and other expense                                                            (649)              (810)
                                                                                       ---------      -------------
Net loss                                                                               $(5,939)           $(7,575)
                                                                                       =========      =============
Basic and diluted net loss per share                                                   $ (0.08)           $ (0.11)
                                                                                       =========      =============
Shares used in computing basic and diluted net loss per share                            70,229             66,134
                                                                                       ---------      -------------


     See accompanying notes to condensed consolidated financial statements.

                                    XOMA LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                    ------------------------
                                                                                       2002           2001
                                                                                    -----------   ----------
Cash Flows From Operating Activities:
     Net cash provided by (used in) operating activities                            $ (6,405)      $ (4,788)
                                                                                    -----------   ----------
Cash Flows From Investing Activities:
     Proceeds from sale of short-term investments                                          --             96
     Capital expenditures                                                             (2,852)          (963)
                                                                                    -----------   ----------
         Net cash provided by (used in) investing activities                          (2,852)          (867)
                                                                                    -----------   ----------
Cash Flows From Financing Activities:
     Proceeds from issuance of common shares, net                                         281            618
     Proceeds related to convertible notes                                                 --          2,203
     Payments under capital leases                                                      (161)           (40)
                                                                                    -----------   ----------
         Net cash provided by (used in) financing activities                              120          2,781
                                                                                    -----------   ----------
Net increase (decrease) in cash and cash equivalents                                  (9,137)        (2,874)
Cash and cash equivalents at beginning of period                                       67,320         35,043
                                                                                    -----------   ----------
Cash and cash equivalents at end of period                                            $58,183        $32,169
                                                                                    ===========   ==========

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

2. Basis of Presentation

     The interim information contained in this report is unaudited but, in management's opinion, includes all normal recurring adjustments necessary for a fair presentation of results for the periods presented. Interim results may not be indicative of results to be expected for the full year. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001 included in its Annual Report on Form 10-K.

3. Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

4. Estimates

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

5. Concentration of Risk

     Cash, cash equivalents, short-term investments and accounts receivable are financial instruments which potentially subject the Company to concentrations of credit risk. The Company maintains and invests excess cash in money market funds and repurchase agreements which bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. In the first quarter of 2002, three customers represented 54%, 28% and 16% of total revenues and as of March 31, 2002 billed and unbilled receivables totaled $4,000,000, $2,148,000 and $0 for these customers, respectively. In the first quarter of 2001, two customers represented 49% and 48% of total revenues.

6. Recent Accounting Pronouncements

     In July of 2001, the Financial Accounting Standards Board, or FASB, issued Statements of Financial Accounting Standards No. 141, or SFAS 141, "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). The adoption of SFAS 141 on January 1, 2002 had no material impact on the Company's financial position or results of operations.

     In July of 2001, the FASB issued Statements of Financial Accounting Standards No. 142, or SFAS 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. For intangible assets with indefinite useful lives, the impairment review will involve a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. For goodwill, the impairment test shall be a two-step process, consisting of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Separable intangible assets that are deemed to have a finite life will continue to be amortized over their useful lives (but with no maximum life). Intangible assets with finite useful lives will continue to be reviewed for impairment in accordance with Statements of Financial Accounting Standards No. 121, or SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS 142 on January 1, 2002 had no material impact on the Company's financial position or results of operations.

     In August of 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of SFAS 143 on January 1, 2002 had no material impact on the Company's financial position or results of operations.

     In October of 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: (1) recognition and measurement of the impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 on January 1, 2002 had no material effect on the Company's financial position or results of operations.

7. Revenue Recognition

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

     License and Collaborative Fees

     Revenue from non-refundable, up-front license or technology access payments under license and collaborative agreements where the Company has a continuing obligation to perform is recognized as revenue over the period of the continuing performance obligation. Revenue from such payments that are not dependent on future performance by the Company under such agreements is recognized as revenue when the amount thereof is fixed and determinable and collectibility is reasonably assured.

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

8. License Agreement

     In February of 2002, XOMA and MorphoSys AG announced cross-licensing agreements for antibody-related technologies. Under the agreements, XOMA will receive license payments from MorphoSys in addition to a license to use the MorphoSys HuCAL(R) GOLD antibody library for its target discovery and research programs. MorphoSys and its partners receive a license to use the XOMA antibody expression technology for developing antibody products using MorphoSys' phage display-based HuCAL(R) antibody library. MorphoSys also receives a license for the production of antibodies under the XOMA patents. Because there are no continuing performance obligations on the part of the Company under the MorphoSys agreement, the fixed and determinable portion of the license fee provided for in that agreement was recognized as revenue in the first quarter of 2002. Under the terms of the agreement, the license fee is to be paid in two installments. The first was due and paid in the first quarter of 2002, and the second more significant portion is due in the foruth quarter of 2002.

9. Research and Development

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

10. Comprehensive Income (Loss)

     Unrealized gains or losses on the Company's available-for-sale securities are included in other comprehensive income (loss). Comprehensive loss and its components for the three months ended March 31, 2002 and 2001 are as follows (in thousands):

                                                     Three Months Ended
                                                         March 31,
                                              -------------------------------
                                                 2002                 2001
                                              -----------       -------------
        Net Loss                              $(5,939)              $(7,575)
        Unrealized gain on securities
          available-for-sale                       --                    --
                                              -----------       -------------
        Comprehensive loss                    $(5,939)              $(7,575)
                                              ===========       =============

11. Net Loss Per Common Share

     Basic and diluted net loss per share is based on the weighted average number of common shares outstanding during the period in accordance with SFAS No. 128. Common share equivalents were not included because they are antidilutive in all periods presented.

12. Inventories

     Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories, which relate principally to the Company's agreement with Baxter Healthcare Corporation, consist of the following (in thousands):

                                      March 31,            December 31,
                                         2002                  2001
                                      ------------         ------------
        Raw materials                 $    202              $    195
        Finished goods                   1,104                 1,104
                                      ------------         ------------
                                      $  1,306              $  1,299
                                      ============         ============

13. Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                             March 31,            December 31,
                                                2002                  2001
                                            ------------          -------------
        Accrued payroll costs                 $ 1,936               $ 2,347
        Accrued clinical trial costs              494                   445
        Other                                   2,329                 1,630
                                            ------------          -------------
                                              $ 4,759               $ 4,422
                                            ============          =============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

     Revenues in the first quarter of 2002 increased to $9.2 million, from $2.9 million in the first quarter of 2001. Licensing revenue, increased to $6.3 million in the first quarter of 2002 from $1.0 million in first quarter of 2001, primarily reflecting a fee from our agreement with MorphoSys AG, entered into in the first quarter of 2002. Because there are no continuing performance obligations on the part of the Company under the MorphoSys agreement, the fixed and determinable portion of the license fee provided for in that agreement was recognized as revenue in the first quarter of 2002. (See Note 7 to Consolidated Condensed Financial Statements, "Revenue Recognition.") Under the terms of the agreement, the license fee is to be paid in two installments. The first was due and paid in the first quarter of 2002, and the second more significant portion is due in the foruth quarter of 2002. Contract revenue increased to $2.9 million in the first quarter of 2002 from $1.8 million in the first quarter of 2001. This increase was primarily the result of higher service revenues from our agreement with Onyx Pharmaceuticals, Inc.

     Research and development expenses increased to $9.9 million in the first quarter of 2002 from $8.5 million in the comparable prior year period. Spending in 2002 reflected increased development costs associated with Xanelim(TM), LDP01, CAB2 and ONYX-015. This was partially offset by reduced spending on Mycoprex and Genimune development programs, which were discontinued during 2001.

     Marketing, general and administrative expenses increased to $4.8 million in the first quarter of 2002 from $1.6 million in the same period of 2001. This increase is primarily due to legal expenses related to litigation with Biosite Incorporated and certain securities claims and to expenses related to the MorphoSys cross-licensing arrangement. Spending in 2002 also included XOMA's share of commercial development expenses related to activities in preparation for a potential future product launch of Xanelim(TM).

     Interest income of $0.3 million in the first quarter of 2002 compared to $0.5 million for the same period of 2001 was lower due to lower interest rates offset by higher average cash balances. Interest expense of $0.6 million in the first quarter of 2002, compared to $0.8 million for the same period of 2001, reflected lower interest rates on a higher average outstanding balance of the convertible subordinated notes due to Genentech, Inc. and Millennium Pharmaceuticals, Inc.

Liquidity and Capital Resources:

     XOMA ended the quarter with $58.5 million in cash, cash equivalents and short-term investments, compared with $67.6 million at December 31, 2001. Net cash used in operations in the first quarter of 2002 was $6.4 million, compared with net cash used in operations of $4.8 million in the same period of 2001. In comparing the two periods, the 2002 period bene-fited from a lower net loss and increased accounts payable, but this was more than offset by increased accounts receivable and decreased deferred revenue. The increase in accounts receivable in the 2002 quarter was due primarily to the licensing fee from our arrangement with MorphoSys.

     Capital expenditures increased to $2.9 million in the first quarter of 2002 from $1.0 million for the same period of 2001. Current year spending included expenditures related to capacity expansion of our Berkeley manufacturing facility.

     For the full year 2002, the Company currently expects its net loss to be somewhat higher than in 2001, due to increased expenses on Xanelim(TM) and on the Millennium collaboration, and the further expansion of the Company's development infrastructure. In addition, in early April 2002, the Company announced the initiation of testing of Xanelim(TM) for moderate-to-severe rheumatoid arthritis.

     Based on current spending levels, currently anticipated revenues, and debt financing provided by Genentech for XOMA's share of Xanelim(TM) development costs, the Company estimates it has sufficient cash resources to meet its operating needs through at least the middle of 2004. Any significant revenue shortfalls, or increases in planned spending on internal programs could shorten this period. Any licensing arrangements or collaborations, or favorable market conditions supporting taking advantage of financing commitments from Millennium under the collaborative agreement between the companies, or otherwise entering into new equity or other financing arrangements, could extend this period. Genentech and XOMA announced in early April 2002 that a pharmacokinetic study comparing XOMA-produced material and Genentech-produced material did not achieve a pre-defined statistical definition for comparability. Enrollment in an additional 500-patient efficacy study designed to confirm clinical comparability of the XOMA and Genentech material is now complete. Subject to the successful outcome of this study and agreement with the FDA, the companies anticipate filing an application for marketing approval by year-end 2002.

     The timeliness of this submission, subsequent review by the FDA and progress or setbacks by potentially competing products may have an adverse effect on the Company's plans and its ability to raise new funding on acceptable terms. For a further discussion of the risks related to our business and their effects on our cash flow and ability to raise new funding on acceptable terms, see "Forward-Looking Statements And Cautionary Factors That May Affect Future Results" included in the Company's most recent annual report on Form 10-K, as updated by the disclosure found throughout this quarterly report on Form 10-Q.

Quantitative and Qualitative Disclosures About Market Risk:

     Interest Rate Risk. The Company's exposure to market rate risk due to changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. By policy, the Company places its investments with high quality debt security issuers, limits the amount of credit expo-sure to any one issuer, limits duration by restricting the term and holds investments to maturity except under rare circumstances. The Company classifies its cash equivalents as fixed rate if the rate of return on an instrument remains fixed over its term. As of March 31, 2002, all the Company's cash equivalents are classified as fixed rate.

     The Company also has a long-term convertible note due to Genentech in 2005. Interest on this note of LIBOR plus 1% is reset at the end of June and December each year and is therefore variable.

     Other Market Risk. At March 31, 2002, the Company had a long-term convertible note outstanding which is convertible into common shares based on the market price of the Company's common shares at the time of conversion. A 10% decrease in the market price of the Company's common shares would increase the number of shares issuable upon conversion of either security by approximately 11%. An increase in the market price of Company common shares of 10% would decrease the shares issuable by approximately 9%.

Forward-Looking Statements:

     Certain statements contained herein related to the relative size of the Company's loss for 2002, the estimated levels of its expenses and revenues for the balance of 2002, the sufficiency of its cash resources and the BLA filing time frame, as well as other statements related to the progress and timing of product development and present or future licensing or collaborative arrangements, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, the actual loss for 2002 could be higher depending on the size and timing of expenditures and whether there are unanticipated expenditures; the sufficiency of cash resources could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated or if funds are not available; and the BLA filing could be delayed by unexpected safety or efficiency issues or additional time requirements for data analysis, BLA preparation, discussions with the FDA, additional clinical studies or manufacturing process modifications. These and other risks, including those related to changes in the status of the existing collaborative relationships, availability of additional licensing or collaboration opportunities, the timing or results of pending and future clinical trials, the ability of collaborators and other partners to meet their obligations, market demand for products, actions by the Food and Drug Administration or the U.S. Patent and Trademark Office, and uncertainties regarding the status of biotechnology patents, are discussed in the Company's most recent annual report on Form 10-K and in other SEC filings.

                           PART II - OTHER INFORMATION


Item 1 Legal Proceedings. On January 7, 2002, the United States District Court for the Northern District of California, San Francisco Division, denied Biosite Incorporated's motion to sever the patent issues in XOMA's ongoing case against Biosite from the license issues and to address the license issues first. In February of 2002, Biosite announced that it has begun implementing an antibody expression technology intended to allow it to operate its business without using XOMA's patents and that it is launching a licensing program. On or about March 5, 2002, Biosite filed an amended answer to add additional defenses that certain of the patents at issue are invalid, that certain alleged inequitable conduct on the part of the XOMA entities renders certain of the patents unenforceable and that alleged patent misuse renders the patents at issue unenforceable. Discovery has commenced as to all claims, defenses and counterclaims and is continuing.

          In March of 2002, a federal court dismissed each of the three federal securities class action lawsuits filed last year against XOMA, Genentech and certain of their officers. After further investigating the issues, plaintiffs' counsel had filed with the Court a Stipulation and Proposed Order of Voluntary Dismissal in all three actions. Thereafter, the Court entered an order dismissing each of the lawsuits without prejudice. No consideration was exchanged, and neither plaintiffs nor their counsel received any compensation or reimbursement of expenses.

          In January 2002, a Complaint, which pleads many of the allegations that had been made in the class action lawsuits referenced above, was filed in the California Superior Court in San Diego County against XOMA, Genentech and certain unidentified "John Doe" defendants. The plaintiff purports to assert claims under the California Unfair Competition Act, seeking injunctive relief and other equitable remedies in connection with the defendants' alleged misrepresentations and omissions concerning the anticipated timetable for the filing of the XanelimTM BLA. On March 14, 2002, XOMA filed a demurrer and a motion to strike the Complaint. Thereafter, Genentech filed its own demurrer and joined in XOMA's motion to strike the Complaint. In May 2002, the plaintiff responded to the demurrers and motion to strike by filing an Amended Complaint, which tracks in material respects the allegations contained in the plaintiff's original Complaint, but expands the time period at issue to include the April 5, 2002 press release issued by Genentech and XOMA. It is anticipated that, by agreement among the parties, the deadline by which XOMA must respond to the Amended Complaint will be extended.

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

Item 3    Defaults Upon Senior Securities.  None.

Item 4    Submission of Matters to a Vote of Security Holders.  None

Item 5    Other Information.  None.

Item 6    Exhibits and Reports on Form 8-K.

          a)  Exhibits:

          Exhibit 10.39A Amendment No. 1 to the Process Development and Manufacturing
                         Agreement by and between XOMA (US) LLC and Onyx
                         Pharmaceuticals, Inc., dated as of April 15, 2002 (with
                         certain confidential information omitted, which omitted
                         information is the subject of a confidential treatment
                         request and has been filed separately with the Securities
                         and Exchange Commission).

          b)  Reports on Form 8-K:  None.

                                    XOMA Ltd.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             XOMA LTD.


Date:    May 15, 2002        By:      /s/ JOHN L. CASTELLO
                                      ------------------------------------------
                                      John L. Castello
                                      Chairman of the Board, President and
                                      Chief Executive Officer



Date:    May 15, 2002        By:      /s/ PETER B. DAVIS
                                      ------------------------------------------
                                      Peter B. Davis
                                      Vice President, Finance and
                                      Chief Financial Officer