Form 10-Q
period 2002-06-30
XOMA LTD /DE/
filed 2002-08-14
CIK 791908

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For Quarterly Period Ended June 30, 2002


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

                                 (510) 204-7200
              (Registrant's telephone number, including area code)

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

                                  Yes X    No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares US$.0005 par value           70,321,322
Class                                      Outstanding at June 30, 2002

--------------------------------------------------------------------------------

                                    XOMA Ltd.


                                    FORM 10-Q


                                TABLE OF CONTENTS


                                                                            Page




PART I FINANCIAL INFORMATION..................................................1

       Item 1 Condensed Consolidated Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of June 30, 2002
              and December 31, 2001...........................................1

              Condensed Consolidated Statements of Operations for the
              Three and Six Months Ended June 30, 2002 and 2001...............2

              Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2002 and 2001.........................3

              Notes to Condensed Consolidated Financial Statements............4



       Item 2 Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................9

       Item 3 Quantitative and Qualitative Disclosures About Market Risk.....20


PART II OTHER INFORMATION

       Item 1 Legal Proceedings..............................................21

       Item 2 Changes in Securities and Use of Proceeds......................21

       Items 3, 5 and 6 are either inapplicable or nonexistent and therefore are omitted from this report

       Item 4 Submission of Matters to a Vote of Security Holders............21

       Signatures ...........................................................23

PART I -                   FINANCIAL INFORMATION

Item 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    XOMA Ltd.


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                   June 30,          December 31,
                                                                                     2002                2001
                                                                                 (Unaudited)          (Note 1)
                                                                                 -----------         ------------
                                     ASSETS
Current Assets:
       Cash and cash equivalents                                                  $ 49,148           $ 67,320
       Short-term investments                                                          320                320
       Related party receivables                                                       454                418
       Receivables                                                                   6,795              1,662
       Inventory                                                                     1,306              1,299
       Prepaid expenses and other                                                      709                249
         Total current assets                                                 ------------------  ------------------
                                                                                    58,732             71,268
Property and equipment, net                                                         19,671             14,645
Deposits and other                                                                     206                194
         Total Assets                                                         ------------------  ------------------
                                                                                  $ 78,609           $ 86,107
                                                                              ==================  ==================

                            LIABILITIES & SHAREHOLDERS' EQUITY (Net Capital Deficiency)
Current Liabilities:
       Accounts payable                                                           $  5,866           $  3,520
       Accrued liabilities                                                           5,586              4,422
       Capital lease obligations-- current                                             908                673
       Deferred revenue-- current                                                    2,894              5,017
       Convertible subordinated note-- current                                       5,066              5,013
         Total current liabilities                                                  20,320             18,645
Capital lease obligations-- long term                                                1,785              1,393
Deferred revenue-- long term                                                         1,000              1,470
Convertible subordinated notes-- long term                                          57,029             50,980
         Total Liabilities                                                    ------------------  ------------------
                                                                                    80,134             72,488
Shareholders' Equity (Net Capital Deficiency)                                       (1,525)            13,619
              Total Liabilities & Shareholders' Equity (Net Capital           ------------------  ------------------
Deficiency)                                                                       $ 78,609           $ 86,107
                                                                              ==================  ==================



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


                                    XOMA Ltd.


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands except per share data)



                                                          Three Months Ended                    Six Months Ended
                                                               June 30,                             June 30,
                                                   ---------------------------------  ------------------------------------
                                                        2002             2001               2002               2001
                                                   -------------  ------------------  --------------    ------------------
Revenues:
     License and collaborative fees                   $  1,340        $   1,051          $  7,653         $   2,066
     Contract and other revenue                          3,384             4161             6,293             6,002
                                                   -------------  ------------------  --------------    ------------------
         Total revenues                                  4,724            5,212            13,946             8,068
                                                   -------------  ------------------  --------------    ------------------
Operating Costs and Expenses:
     Research and development                           10,759            9,465            20,694            17,935
     Marketing, general and administrative               3,849            2,095             8,698             3,705
                                                   -------------  ------------------  --------------    ------------------
         Total operating costs and expenses             14,608           11,560            29,392            21,640
                                                   -------------  ------------------  --------------    ------------------
         Loss from operations                           (9,884)          (6,348)          (15,446)          (13,572)

Other Income (Expense):
     Investment and other income                           232              580               504               979
     Interest and other expense                           (493)            (880)           (1,142)           (1,630)
                                                   -------------  ------------------  --------------    ------------------
         Net loss                                    $ (10,145)        $ (6,648)          (16,084)         $(14,223)
                                                   =============  ==================  ==============    ==================

Basic and diluted net loss per Common Share          $   (0.14)       $   (0.10)        $   (0.23)       $    (0.21)
                                                   =============  ==================  ==============    ==================

Shares used in computing basic and diluted net          70,309           66,280            70,269            66,227
loss per Common Share                              =============  ==================  ==============    ==================



     See accompanying notes to condensed consolidated financial statements.


                                    XOMA Ltd.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                               ----------------------------------
                                                                                     2002             2001
                                                                               ----------------------------------
Cash Flows From Operating Activities:
     Net cash used in operating activities                                      $ (17,366)        $ (11,534)
                                                                               ----------------   ---------------
Cash Flows From Investing Activities:
     Proceeds from sale of short-term investments                                      --               253
     Purchase of property and equipment                                            (5,851)           (3,741)
                                                                               ----------------   ---------------

         Net cash used in investing activities                                     (5,851)           (3,488)
                                                                               ----------------   ---------------
Cash Flows From Financing Activities:
     Proceeds from issuance of common shares, net                                     399            47,734
     Proceeds related to convertible notes                                          4,020             3,496
     Proceeds from capital leases                                                   1,000               662
     Payments under capital leases                                                   (374)             (105)
                                                                               ----------------   ---------------

         Net cash provided by financing activities                                  5,045            51,787
                                                                               ----------------   ---------------

Net increase (decrease) in cash and cash equivalents                              (18,172)           36,765

Cash and cash equivalents at beginning of period                                   67,320            35,043
                                                                               ----------------   ---------------

Cash and cash equivalents at end of period                                       $ 49,148          $ 71,808
                                                                               ================   ===============



     See accompanying notes to condensed consolidated financial statements.

                                    XOMA Ltd.



              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        (Unaudited, dollars in thousands)



NOTE 1 - Operations and Summary of Significant Accounting Policies

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

Basis of Presentation

The interim information contained in this report is unaudited but, in management's opinion, includes all normal recurring adjustments necessary for a fair presentation of results for the periods presented. Interim results may not be indicative of results to be expected for the full year or future periods. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001 included in its Annual Report on Form 10-K.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Concentration of Risk

Cash, cash equivalents, short-term investments and accounts receivable are financial instruments which potentially subject the Company to concentrations of credit risk. The Company maintains and invests excess cash in money market funds and short-term investments which bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the six months ended June 30, 2002, three customers represented 40%, 36% and 22% of total revenues and as of June 30, 2002 billed and unbilled receivables totaled $2,500, $4,000 and $0 for these customers, respectively. For the six months ended June 30, 2001, two customers represented 48% and 46% of total revenues.

                                    XOMA Ltd.

                        (Unaudited, dollars in thousands)

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

                                    XOMA Ltd.

                        (Unaudited, dollars in thousands)

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

Contract Revenue

Contract revenue for research and development involves the Company providing research, development or manufacturing services on a best efforts basis to collaborative partners. The Company recognizes revenue under these arrangements as the related research and development costs are incurred and collectibility is reasonably assured.

Product Sales

The Company recognizes product revenue upon shipment when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed, and determinable and collectibility is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns, and discounts, if any.

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses consist of direct and research-related allocated overhead costs such as facilities costs, salaries and related personnel

                                    XOMA Ltd.



        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                        (Unaudited, dollars in thousands)

costs and material and supply costs. In addition, research and development expenses include costs related to clinical trials to validate the Company's testing processes and procedures and related overhead expenses.

Comprehensive Income (Loss)

Unrealized gains or losses on the Company's available-for-sale securities are included in other comprehensive income (loss). Comprehensive loss and its components for the three and six months ended June 30, 2002 and 2001 are as follows:


                                    Three Months Ended          Six Months Ended
                                          June 30,                  June 30,
                                --------------------------  -------------------------
                                    2002         2001           2002         2001
                                ------------  ------------  ------------  -----------
Net loss                         $ (10,145)   $   (6,648)   $  (16,084)   $ (14,223)
Unrealized gain on securities
available-for-sale                       -             -             -            -
                                ------------  ------------  ------------  -----------
Comprehensive loss               $ (10,145)   $   (6,648)   $  (16,084)   $ (14,223)
                                ============  ============  ============  ===========



Net Loss Per Common Share

Basic and diluted net loss per share is based on the weighted average number of common shares outstanding during the period. Common share equivalents were not included because they are antidilutive in all periods presented.

NOTE 2 - BALANCE SHEET COMPONENTS

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories, which relate principally to the Company's agreement with Baxter Healthcare Corporation, consist of the following:


                             June 30,         December 31,
                               2002              2001
                           -----------        ------------
Raw materials              $      202          $      195
Finished goods                  1,104               1,104
                           -----------        ------------
                           $    1,306          $    1,299
                           ===========        ============

                                    XOMA Ltd.

                        (Unaudited, dollars in thousands)

Accrued Liabilities

                  Accrued liabilities consist of the following:

                                June 30,            December 31,
                                 2002                  2001
                             --------------      ----------------
Accrued payroll expenses      $     2,291         $      2,347
Accrued clinical trial
  expenses                            478                  445
Accrued legal fees                  1,850                  505
Other                                 967                1,125
                             --------------      ----------------
                              $     5,586         $      4,422
                             --------------      ----------------



NOTE 3 - LICENSE AGREEMENT

In February of 2002, XOMA and MorphoSys AG announced cross-licensing agreements for antibody-related technologies. Under the agreements, XOMA will receive license payments from MorphoSys in addition to a license to use the MorphoSys HuCAL(R) GOLD antibody library for its target discovery and research programs. MorphoSys and its partners receive a license to use the XOMA antibody expression technology for developing antibody products using MorphoSys' phage display-based HuCAL(R) antibody library. MorphoSys also receives a license for the production of antibodies under the XOMA patents. Because there are no continuing performance obligations on the part of the Company under the MorphoSys agreement, the fixed and determinable portion of the license fee provided for in that agreement was recognized as revenue in the first quarter of 2002. Under the terms of the agreement, the license fee is to be paid in two installments. The first was due and paid in the first quarter of 2002, and the second more significant portion is due in the fourth quarter of 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the three months ended June 30, 2002 decreased to $4.7 million, or 10%, compared to $5.2 million for the same period in 2001. The decrease was primarily due to lower contract revenue from Baxter Healthcare Corporation as a result of a reduced level of contracted services requested by Baxter and was partially offset by higher contract revenue from Onyx Pharmaceuticals, Inc. for development services. Revenues for the six months ended June 30, 2002 increased 72% to $13.9 million compared to $8.1 million for the same period in 2001. This increase was primarily due to increased licensing fees related to our agreement with MorphoSys AG entered into in February 2002 and the amortization into revenue of certain license fees and other payments received in prior periods from Baxter and Onyx.

Research and development expenses for the three months and six months ended June 30, 2002 increased to $10.8 million and $20.7 million, respectively, or 14% and 16%, respectively, from $9.5 million and $17.9 million, respectively, for the comparable periods of 2001. Spending in 2002 reflected increased development costs associated with Raptiva(TM) (Efalizumab, formerly Xanelim(TM)), MLN01, CAB2 and ONYX-015. The increase was partially offset by reduced spending on the Mycoprex and Genimune development programs that were discontinued during 2001.

Our research and development activities can be divided into earlier stage programs, which include molecular biology, process development, pilot-scale production and preclinical testing, and later stage programs, which include clinical testing, regulatory affairs and manufacturing clinical supplies. The cost associated with these programs approximate the following (in millions):

                            Three Months Ended        Six Months Ended
                                 June 30,                 June 30,
                            ------------------        -----------------
                             2002       2001           2002       2001
                            ------------------        -----------------
Earlier stage programs      $  3.9   $   3.3          $   7.8  $   6.3
Later stage programs           6.9       6.2             12.9     11.6
                            ------------------        -----------------
Total                       $ 10.8   $   9.5          $  20.7  $  17.9
                            ==================        =================


Our research and development activities can be divided into those related to our internal projects and those related to collaborative arrangements. The cost related to internal projects versus collaborative arrangements approximate the following (in millions):


                             Three Months Ended        Six Months Ended
                                  June 30,                 June 30,
                             ------------------        -----------------
                              2002       2001           2002       2001
                             ------------------        -----------------
Internal projects            $  4.7   $   5.8          $   9.9  $  11.5
Collaborative arrangements      6.1       3.7             10.8      6.4
Total                        ------------------        -----------------
                             $ 10.8   $   9.5          $  20.7  $  17.9
                             ==================        =================



For the six months ended June 30, 2002 and 2001 no single project accounted for more than 20% of our total research and development costs.

Marketing, general and administrative expenses for the three months and six months ended June 30, 2002 increased to $3.8 million and $8.7 million, respectively, or 81% and 135%, respectively, from $2.1 million and $3.7 million, re-spectively, for the comparable periods in 2001. The increases were primarily due to legal expenses related to the litigation against Biosite Incorporated and certain securities-related litigation, to pre-launch marketing expenses for RaptivaTM, and to expenses related to licensing activities.

Investment income for the three months and six months ended June 30, 2002 decreased to $0.2 million and $0.5 million, respectively, or 67% and 50%, respectively, compared to $0.6 million and $1.0 million for the same periods of 2001 due to lower interest rates somewhat offset by higher average cash balances. Interest expense for the three months and six months ended June 30, 2002 decreased 44% and 31%, respectively, to $0.5 million and $1.1 million, respectively, compared to $0.9 million and $1.6 million, respectively, for the same periods of 2001. This decrease reflected lower interest rates on a higher average outstanding balance of the convertible subordinated notes due to Genentech, Inc. and Millennium Pharmaceuticals, Inc.

Liquidity and Capital Resources

XOMA had $49.5 million in cash, cash equivalents and short-term investments at June 30, 2002 compared to $67.6 million at December 31, 2001. Working capital (current assets minus current liabilities) at June 30, 2002 decreased to $38.4 million from $52.6 million at December 31, 2001. These decreases were primarily due to net operating losses and capital expenditures for facility expansions.

Net cash used in operations for the six months ended June 30, 2002 was $17.4 million, compared with $11.5 million for the same period of 2001. This increase primarily reflected higher expenses for research and development and legal fees.

Capital expenditures increased to $5.9 million for the six months ended June 30, 2002 from $3.7 million for the same period of 2001. Current year spending included expenses related to the renovation and expansion of our manufacturing facilities.

Net cash provided by financing activities decreased to $5.0 million for the six months ended June 30, 2002 from $51.8 million for the same period of 2001. The prior year period included net proceeds of $43.3 million from a common share equity financing completed in June 2001. In addition, for the six months ended June 30, 2002, the Company received $4.0 million of debt financing from Genentech for the Company's share of RaptivaTM development costs compared to $3.5 million for the same period of 2001. Proceeds received from capital leases were $1.0 million for the six months ended June 30, 2002 compared to $0.7 million for the same period in 2001.

For the full year 2002, the Company currently expects its net loss to be somewhat higher than in 2001, due to increased expenses on RaptivaTM and on the Millennium collaboration, and the further expansion of the Company's development infrastructure.

Based on current spending levels, currently anticipated revenues, and debt financing provided by Genentech for XOMA's share of RaptivaTM development costs, the Company estimates it has sufficient cash resources to meet its operating needs through at least the middle of 2004. Any significant revenue shortfalls, or increases in planned spending on internal programs could shorten this period. Any licensing arrangements or collaborations, or favorable market conditions supporting taking advantage of financing commitments from Millennium under the collaborative agreement between the companies, or otherwise entering into new equity or other financing arrangements, could extend this period. Genentech and XOMA announced in early April 2002 that a pharmacokinetic study comparing XOMA-produced material and Genentech-produced material did not achieve a pre-defined statistical definition for comparability. The treatment phase of an additional 500 patient Phase III efficacy study testing Genentech material has now been completed. Genentech has announced that pending data from this additional efficacy study and discussions with the FDA, it anticipates filing a Biologics License Application (BLA) for RaptivaTM in psoriasis by end of 2002.

The timeliness of this submission, subsequent review by the FDA and progress or setbacks by potentially competing products may have an adverse affect on the Company's ability to raise new funding on acceptable terms. A further discussion of the risks related to our business and their effects on our cash flow and ability to raise new funding on acceptable terms is set forth below under the heading "Forward-Looking Statements And Cautionary Factors That May Affect Future Results".

Forward-Looking Statements And Cautionary Factors That May Affect Future Results

Certain statements contained herein related to the relative size of the Company's loss for 2002, the estimated levels of its expenses and revenues for the balance of 2002, the sufficiency of its cash resources and the BLA filing time frame, as well as other statements related to the progress and timing of product development and present or future licensing or collaborative arrangements, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, the actual loss for 2002 could be higher depending on the size and timing of expenditures and whether there are unanticipated expenditures; the sufficiency of cash resources could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated or if funds are not available; and the BLA filing could be delayed by unexpected safety or efficiency issues or additional time requirements for data analysis, BLA preparation, discussions with the FDA, enrollment in clinical studies, additional clinical studies or manufacturing process modifications. These and other risks, including those related to changes in the status of the existing collaborative relationships, availability of additional licensing or collaboration opportunities, the timing or results of pending and future clinical trials, the ability of collaborators and other partners to meet their obligations, market demand for products, actions by the Food and Drug Administration or the U.S. Patent and Trademark Office, uncertainties regarding the status of biotechnology patents, uncertainties as to the costs of protecting intellectual property and risks associated with counterclaims against XOMA are described in more detail in the remainder of this section.

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

          For example,

     o In 1996, we and Genentech began developing Raptiva(TM) (Efalizumab, formerly Xanelim (TM)), in patients with moderate-to-severe psoriasis. In April of 2002, we and Genentech announced that a pharmacokinetic study conducted on Raptiva(TM)comparing XOMA-produced material and Genentech-produced material did not achieve the pre-defined statistical definition of comparability, delaying the filing of a Biologics Licensing Application with the FDA for Raptiva(TM)beyond the previously-planned time frame of summer 2002. Because this additional study was not successful, we do not know when or whether this filing will be made. Genentech plans to submit data from an additional ongoing efficacy study using Genentech-produced material to the FDA and, contingent upon successful discussions with the FDA, expects to be able to submit data from this efficacy study before the end of 2002. We are also conducting a Phase I/II study of Raptiva(TM)in kidney transplant recipients. Because no final decisions have been made, we do not know whether there will be follow-on studies, and if there are such follow-on studies we do not know whether any such studies will be sufficient for regulatory approval. We have also announced the initiation of enrollment in a Phase II clinical study of Raptiva(TM)in patients suffering from rheumatoid arthritis. We do not know whether any such testing will demonstrate product safety and efficacy in this patient population or result in regulatory approval.

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

Because All Of Our Products Are Still In Development, We Will Require Substantial Funds To Continue; We Cannot Be Certain That Funds Will Be Available And, If Not Available, We May Have To Take Actions Which Could Adversely Affect Your Investment

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

Based on current spending levels and third party funding, we believe that we have enough cash to meet our currently anticipated needs for operating expenses, working capital, equipment acquisitions and current research projects through at least the middle of 2004. However, to the extent we experience changes in the timing or size of expenditures or unanticipated expenditures, or if our collaborators do not meet their obligations to us, these funds may not be adequate for this period. As a result, we do not know whether:

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

For the year ended December 31, 2001 and the six months ended June 30, 2002, we had a net loss of approximately U.S.$28.0 million, or U.S.$0.41 per common share (basic and diluted) and U.S.$16.1 million, or U.S.$.23 per common share (basic and diluted), respectively. We expect to incur additional losses in the future. Our ability to make profits is dependent in large part on obtaining regulatory approval for our products and entering into agreements for product development and commercialization, both of which are uncertain. Our ability to fund our ongoing operations is dependent on the foregoing factors and on our ability to secure additional funds. Because all of our products are still in development, we do not know whether we will ever make a profit or whether cash flow from future operations will be sufficient to meet our needs.

If Third Party Collaborators Do Not Successfully Develop and Market Our Products, We May Not Be Able To Do So On Our Own

Our financial resources and our marketing experience and expertise are limited. Consequently, we depend to a large extent upon securing the financial resources and marketing capabilities of third parties with whom we collaborate.

     o In April of 1996, XOMA and Genentech entered into an agreement whereby XOMA agreed to co-develop Genentech's humanized monoclonal antibody product Raptiva(TM). In April of 1999, the companies extended and expanded the agreement.

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

The Patent Office has issued 60 patents to us related to our products based on human bactericidal permeability-increasing protein, which we call BPI, including novel compositions, their manufacture, formulation, assay and use. In addition, we are the exclusive licensee of BPI-related patents and applications owned by New York University and Incyte Pharmaceuticals Inc. The Patent Office has also issued and/or allowed nine patents to us related to our bacterial expression technology.

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

Due to the uncertainties regarding biotechnology patents, we also have relied and will continue to rely upon trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. All of our employees have signed confidentiality agreements under which they have agreed not to use or disclose any of our proprietary information. Research and development contracts and relationships between us and our scientific consultants and potential customers provide access to aspects of our know-how that are protected generally under confidentiality agreements. These confidentiality agreements may not be honored or may not be enforced by a court. To the extent proprietary information is divulged to competitors or to the public generally, such disclosure may adversely effect our ability to develop or commercialize our products by giving others a competitive advantage or by undermining our patent position.

Protecting Our Intellectual Property Can Be Costly And Exposes Us To Risks Of Counterclaims Against Us

We may be required to engage in litigation or other proceedings to protect our intellectual property. For example, we are currently engaged in litigation with Biosite Incorporated regarding certain license agreements and patents relating to our expression technology. Our amended complaint seeks unspecified monetary damages, injunctive and other relief for infringement of our expression technology patents, fraud and misrepresentation, breach of contract, misappro-priation and unfair business practices. Biosite has made counterclaims for unspecified damages for breach of contract, breach of covenant of good faith and fair dealing, intentional interference with contracts and with prospective economic advantage, unfair business practices, violation of the Lanham Act and injunctive and declaratory relief. Biosite has also asserted, among other defenses, that the patents at issue are invalid. In February of 2002, Biosite announced that it has begun implementing an antibody expression technology intended to allow it to operate its business without using our patents and that it is launching a licensing program. In June of 2002, we amended and supplemented our complaint alleging that Biosite's recently announced antibody expression technology continues to willfully infringe our patents and that Biosite's statements regarding it are false and misleading.

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

     Without limiting the foregoing, we are aware that:

     o Biogen Inc. has announced that its Amevive(R) product achieved positive results in two Phase III clinical trials in patients with moderate-to-severe plaque psoriasis, that the FDA and the EMEA have officially accepted Biogen's filings for approval of Amevive(R) in psoriasis and that a FDA advisory panel voted to recommend approval of Amevive(R) for the treatment of moderate-to-severe chronic plaque psoriasis;

     o Centocor Inc., a unit of Johnson & Johnson, has tested its rheumatoid arthritis and Crohn's disease drug in psoriasis, and it has been announced that the drug has shown clinical benefit,

     o it has been announced that Immunex Corp. (recently acquired by Amgen Inc.) has tested its rheumatoid arthritis and psoriatic arthritis drug in psoriasis with positive results;

     o MedImmune, Inc. has completed enrollment in three Phase II trials to evaluate its anti-T cell monoclonal antibody in psoriasis; and

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

If You Were To Obtain A Judgment Against Us, It May Be Difficult To Enforce Against Us Because We Are A Foreign Entity

We are a Bermuda company. All or a substantial portion of our assets may be located outside the United States. As a result, it may be difficult for shareholders and others to enforce in United States courts judgments obtained against us. We have irrevocably agreed that we may be served with process with respect to actions based on offers and sales of securities made hereby in the United States by serving Christopher J. Margolin, c/o XOMA Ltd., 2910 Seventh Street, Berkeley, California 94710, our United States agent appointed for that purpose. We have been advised by our Bermuda counsel, Conyers Dill & Pearman, that there is doubt as to whether Bermuda courts would enforce judgments of United States courts obtained in (1) actions against XOMA or our directors and officers that are predicated upon the civil liability provisions of the U.S. securities laws or (2) original actions brought in Bermuda against XOMA or such persons predicated upon the U.S. securities laws. There is no treaty in effect between the United States and Bermuda providing for such enforcement, and there are grounds upon which Bermuda courts may not enforce judgments of United States courts. Certain remedies available under the United States federal securities laws may not be allowed in Bermuda courts as contrary to that nation's policy.

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

As a biopharmaceutical company, we have experienced significant volatility in our common shares. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. From June 30, 2001 through June 30, 2002, our share price has ranged from a high of U.S.$17.09 to a low of U.S$3.00. On August 12, 2002 the last reported sale price of the common shares as reported on the Nasdaq National Market was U.S$4.80 per share. Factors contributing to such volatility include:

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Company's exposure to market rate risk due to changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. By policy, the Company places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term and holds investments to maturity except under rare circumstances. The Company classifies its cash equivalents as fixed rate if the rate of return on an instrument remains fixed over its term. As of June 30, 2002 all the Company's cash equivalents are classified as fixed rate.

The Company also has a long-term convertible note due to Genentech in 2005. Interest on this note of LIBOR plus 1% is reset at the end of June and December each year and is therefore variable.

The table below presents the amounts and related weighted interest rates of the Company's cash equivalents and long-term convertible note at June 30, 2002:


                                                                               Fair Value            Average
                                                            Maturity         (in thousands)       Interest Rate
                                                        -----------------   ----------------   -------------------
Cash equivalents, fixed rate                                  Daily             $ 49,148              1.9 %
Long-term convertible note, variable rate                     2005              $ 57,029              3.0 %



Other Market Risk. At June 30, 2002 the Company had a long-term convertible note outstanding which is convertible into common shares based on the market price of the Company's common shares at the time of conversion. A 10% decrease in the market price of the Company's common shares would increase the number of shares issuable upon conversion of either security by approximately 11%. An increase in the market price of Company common shares of 10% would decrease the shares issuable by approximately 9%.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On June 3, 2002, XOMA announced that it filed an amended and supplemental complaint in its ongoing litigation against Biosite Incorporated alleging that Biosite's recently announced "new" antibody expression technology continues willfully to infringe XOMA's patents and that Biosite's statements regarding it are false and misleading. XOMA's complaint specifically alleges that Biosite's highly publicized BNP products were made in a manner that infringed XOMA's technology, Biosite wrongfully used and relied upon XOMA's patents in developing its announced "new" technology, Biosite's use of its "new" technology has induced others to infringe or contributed to the infringement by others of XOMA's patents, the public statements made by and on behalf of Biosite about its "new" technology are materially false and misleading and likely to deceive the public and Biosite continues, wrongfully, to hold itself out as licensed by XOMA.

On June 14, 2002, the parties executed a settlement agreement in the action that had been filed in the California Superior Court in San Diego County against XOMA, Genentech and certain unidentified "John Doe" defendants, and which had incorporated many of the allegations that were made in the federal class action lawsuits that were voluntarily dismissed without prejudice in March, 2002. Pursuant to the June 14, 2002 agreement, the plaintiff voluntarily dismissed the California state court action with prejudice on June 26, 2002.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 29, 2002, the Company held its annual general meeting of shareholders. The following persons (the only nominees) were elected as the Company's directors, having received the indicated votes:

Name                                 Votes For                Votes Withheld
----                                 ---------                --------------

James G. Andress                     55,927,808               2,178,067
William K. Bowes, Jr.                56,396,774               1,709,101
John L. Castello                     56,403,041               1,702,834
Arthur Kornberg, M.D.                56,388,275               1,717,600
Steven C. Mendell                    55,960,285               2,145,590
Patrick J. Scannon, M.D., Ph.D.      56,413,816               1,692,059
W. Denman Van Ness                   55,948,096               2,157,779

          The appointment of Ernst & Young LLP to act as the Company's independent auditors for the 2002 fiscal year was ratified and the authorization of the Board to agree to such auditors' fee was approved, having received 56,277,871 votes for, 1,709,040 votes against, 118,964 absten-tions and no broker non-votes.

          In addition, the amendment to the Company's 1998 Employee Share Purchase Plan to increase the number of shares issuable over the term of the plan by 1,000,000 shares to 1,500,000 shares in the aggregate was approved, having received 55,952,680 votes for, 1,914,464 votes against, 238,731 abstentions and no broker non-votes.


Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS & REPORTS ON FORM 8-K

          a)   Exhibits:

          None

          b)   Reports on Form 8-K:

          None

                                    XOMA Ltd.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   XOMA Ltd.

Date:    August 14, 2002           By:  /s/ JOHN L. CASTELLO
                                        --------------------
                                        John L. Castello
                                        Chairman of the Board, President and
                                        Chief Executive Officer

Date:    August 14, 2002           By:  /s/ PETER B. DAVIS
                                        ------------------
                                        Peter B. Davis
                                        Vice President, Finance and
                                        Chief Financial Officer

                   Certification Accompanying Periodic Report



Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.Css.1350)

Each of the undersigned officers of XOMA Ltd. (the "Company") hereby certify that (1) the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13
(a) or 15 (d) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.

                                  XOMA Ltd.

Date:    August 14, 2002          By:  /s/ JOHN L. CASTELLO
                                       --------------------
                                       John L. Castello
                                       Chairman of the Board, President and
                                       Chief Executive Officer

Date:    August 14, 2002          By:  /s/ PETER B. DAVIS
                                       ------------------
                                       Peter B. Davis
                                       Vice President, Finance and
                                       Chief Financial Officer