Form 10-Q
period 2002-09-30
XOMA LTD /DE/
filed 2002-11-14
CIK 791908

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2002


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

                                  Yes X     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares, US$.0005 par value        70,341,504
Class                                    Outstanding at November 1, 2002


================================================================================

                                    XOMA Ltd.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page

PART I   FINANCIAL INFORMATION.................................................1

         Item 1.  Condensed Consolidated Financial Statements (unaudited)......1

                  Condensed Consolidated Balance Sheets as of September 30,
                  2002 and December 31, 2001...................................1

                  Condensed Consolidated Statements of Operations for the
                  Three and Nine Months Ended September 30, 2002 and 2001......2

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 2002 and 2001................3

                  Notes to Condensed Consolidated Financial Statements.........4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................10

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk........................................................23

         Item 4.  Controls and Procedures.....................................23

PART II        OTHER INFORMATION..............................................24

         Item 1.  Legal Proceedings...........................................24

         Item 2.  Changes in Securities and Use of Proceeds...................24

         Items 3, 4 and 5 are either inapplicable or nonexistent and therefore are omitted from this report................................24

         Item 6.  Exhibits & Reports on Form 8-K..............................24

Signatures....................................................................25

Certifications................................................................26

PART I - FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


                                    XOMA Ltd.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                           September 30, 2002   December 31, 2001
                                                              (Unaudited)           (Note 1)
                                                           ------------------   -----------------
                                             ASSETS
Current Assets:
     Cash and cash equivalents                                $    35,861          $   67,320
     Short-term investments                                           332                 320
     Receivables                                                    6,124               1,662
     Related party receivables                                        394                 418
     Inventory                                                      1,306               1,299
     Prepaid expenses and other                                       733                 249
                                                              -----------          ----------
         Total current assets                                      44,750              71,268
Property and equipment, net                                        22,095              14,645
Deposits and other                                                    172                 194
                                                              -----------          ----------
         Total Assets                                         $    67,017          $   86,107
                                                              ===========          ==========

                   LIABILITIES & SHAREHOLDERS' EQUITY (Net Capital Deficiency)
Current Liabilities:
     Accounts payable                                         $     3,885          $    3,520
     Accrued liabilities                                            6,999               4,422
     Capital lease obligations - current                              943                 673
     Deferred revenue - current                                     2,812               5,017
     Convertible note - current                                     5,112               5,013
                                                              -----------          ----------
         Total current liabilities                                 19,751              18,645
Capital lease obligations - long-term                               1,496               1,393
Deferred revenue - long-term                                        1,165               1,470
Convertible notes - long-term                                      58,305              50,980
                                                              -----------          ----------
         Total Liabilities                                         80,717              72,488
Shareholders' Equity (Net Capital Deficiency)                     (13,700)             13,619
                                                              -----------          ----------
         Total Liabilities & Shareholders' Equity             $    67,017          $   86,107
                                                              ===========          ==========


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


                                    XOMA Ltd.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Unaudited, in thousands except per share data)

                                                    Three Months Ended           Nine Months Ended
                                                      September 30,                September 30,
                                                    ------------------           ------------------

                                                    2002          2001          2002          2001
                                                 -----------   ----------    ----------    ----------
Revenues:
   License and collaborative fees                $    1,423    $    1,316    $    9,076    $    3,381
   Contract and other revenue                         2,810         1,969         9,103         7,972
                                                 -----------   ----------    ----------    ----------
      Total revenues                                  4,233         3,285        18,179        11,353
                                                 -----------   ----------    ----------    ----------

Operating Costs and Expenses:
   Research and development                           9,701         8,162        30,395        26,097
   Marketing, general and administrative              6,416         2,002        15,114         5,707
                                                 -----------   ----------    ----------    ----------
      Total operating costs and expenses             16,117        10,164        45,509        31,804
                                                 -----------   ----------    ----------    ----------
         Loss from operations                       (11,884)       (6,879)      (27,330)      (20,451)

Other Income (Expense):
   Investment and other income                          194           611           698         1,590
   Interest and other expense                          (572)         (551)       (1,714)       (2,181)
                                                 -----------   ----------    ----------    ----------
         Net Loss                                $  (12,262)   $   (6,819)   $  (28,346)   $  (21,042)
                                                 ===========   ==========    ==========    ==========

Basic and diluted net loss per share             $    (0.17)   $    (0.10)   $    (0.40)   $    (0.31)
                                                 ===========   ==========    ==========    ==========

Shares used in computing basic and diluted
net loss per share                                   70,330        70,008        70,291        67,502
                                                 ===========   ==========    ==========    ==========


     See accompanying notes to condensed consolidated financial statements.


                                    XOMA Ltd.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Unaudited, in thousands)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                ---------------------------------
                                                                                     2002                 2001
                                                                                -------------      --------------
Cash Flows from Operating Activities:
   Net loss                                                                     $   (28,346)        $   (21,042)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
     Depreciation and amortization                                                    1,332                  877
     Shares contributed to 401(k) and management incentive plans                        541                  477
     Increase in convertible notes to a collaborative partner for
       cost allocation                                                                2,050                1,438
     Accrued interest on convertible notes                                            1,354                1,993
     (Gain) on investments                                                               --                  (21)
     (Gain) loss on disposal/retirement of property and equipment                         1                  (85)
Change in assets and liabilities:
     Receivables and related party receivables                                       (4,438)                (898)
     Inventory                                                                           (7)                (714)
     Prepaid expenses and other                                                        (484)                  25
     Deposits and other assets                                                           22                   --
     Accounts payable                                                                   365                 (335)
     Accrued liabilities                                                              2,577                   (4)
     Deferred revenue                                                                (2,510)               1,236
                                                                                -------------      --------------
         Net cash used in operating activities                                      (27,543)             (17,053)
                                                                                -------------      --------------
Cash Flows from Investing Activities:
     Proceeds from sale of short-term investments                                        --                  253
     Purchase of property and equipment, net of sales proceeds                       (8,783)              (4,993)
                                                                                -------------      --------------
         Net cash used in investing activities                                       (8,783)              (4,740)
                                                                                -------------      --------------
Cash Flows from Financing Activities:
     Proceeds from sale and leaseback transactions                                    1,000                1,070
     Principal payments under capital lease obligations                                (627)                (188)
     Proceeds from issuance of convertible note                                       4,020                2,677
     Proceeds from issuance of shares and warrants                                      474               47,868
                                                                                -------------      --------------
         Net cash provided by financing activities                                    4,867               51,427
                                                                                -------------      --------------
Net increase (decrease) in cash and cash equivalents                                (31,459)              29,634
Cash and cash equivalents at beginning of year                                       67,320               35,043
                                                                                -------------      --------------
Cash and cash equivalents at end of period                                      $    35,861          $    64,677
                                                                                =============      ==============


     See accompanying notes to condensed consolidated financial statements.

                                    XOMA Ltd.

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

Basis of Presentation

The interim information contained in this report is unaudited but, in management's opinion, includes all normal recurring adjustments necessary for a fair presentation of results for the periods presented. Interim results may not be indicative of results to be expected for the full year or future periods. The condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001 included in its Annual Report on Form 10-K.

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

Concentration of Risk

Cash, cash equivalents, short-term investments and accounts receivable are financial instruments which potentially subject the Company to concentrations of credit risk. The Company maintains and invests excess cash in money market funds and short-term investments which bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the nine months ended September 30, 2002, three customers represented 43%, 28% and 26% of total revenues and as of September 30, 2002 billed and unbilled receivables totaled $1,725, $4,000 and $232 for these customers, respectively. For the nine months ended September 30, 2001, two customers represented 51% and 46% of total revenues.

                                    XOMA Ltd.

                        (Unaudited, dollars in thousands)


Recent Accounting Pronouncements

In July of 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141, or SFAS 141, "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). The adoption of SFAS 141 on January 1, 2002 had no material impact on the Company's financial position or results of operations.

In July of 2001, the FASB issued Statement of Financial Accounting Standards No. 142, or SFAS 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. For intangible assets with indefinite useful lives, the impairment review will involve a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. For goodwill, the impairment test shall be a two-step process, consisting of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Separable intangible assets that are deemed to have a finite life will continue to be amortized over their useful lives (but with no maximum life). Intangible assets with finite useful lives will continue to be reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, or SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS 142 on January 1, 2002 had no material impact on the Company's financial position or results of operations.

In August of 2001, the FASB issued Statement of Financial Accounting Standards No. 143, or SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of SFAS 143 on January 1, 2002 had no material impact on the Company's financial position or results of operations.

In October of 2001, the FASB issued Statement of Financial Accounting Standards No. 144, or SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: (1) recognition and measurement of the impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 on January 1, 2002 had no material effect on the Company's financial position or results of operations.

In April of 2002, the FASB issued Statement of Financial Accounting Standards No. 145, or SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which

                                    XOMA Ltd.

                        (Unaudited, dollars in thousands)


provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The provisions of SFAS 145 which relate to the rescission of Statement 4 are applicable in fiscal years beginning after May 15, 2002. The remaining provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. The Company does not expect the adoption of SFAS 145 will have a material impact on its financial position or results of operations.

In July of 2002, the FASB issued Statement of Financial Accounting Standards No. 146, or SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 addresses costs associated with restructuring activities that are currently accounted for under Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also covers termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement, costs related to terminating a contract that is not a capital lease and costs to consolidate facilities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial position or results of operations.

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

License and Collaborative Fees

Revenue from non-refundable license or technology access payments under license and collaborative agreements where the Company has a continuing obligation to perform is recognized as revenue over the period of the continuing performance obligation.

Milestone payments under collaborative arrangements are recognized as revenue upon achievement of the milestone events, which represent the culmination of the earnings process because the Company has no future performance obligations related to the payment. Milestone payments that require a continuing performance obligation on the part of the Company are recognized over the period of the continuing performance obligation. Amounts received in advance are recorded as deferred revenue until the related milestone is achieved.

Contract Revenue

Contract revenue for research and development involves the Company providing research, development or manufacturing services to collaborative partners. The Company recognizes revenue under these arrangements as the related research and development costs are incurred and collectibility is reasonably assured.

                                    XOMA Ltd.

                        (Unaudited, dollars in thousands)


Product Sales

The Company recognizes product revenue upon shipment when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns, and discounts, if any.

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses consist of direct and research-related allocated overhead costs such as facilities costs, salaries and related personnel costs and material and supply costs. In addition, research and development expenses include costs related to clinical trials to validate the Company's testing processes and procedures and related overhead expenses. The Company's research and development expenses include costs incurred to provide services to third parties under terms of various collaborative arrangements.

Comprehensive Income (Loss)

Unrealized gains or losses on the Company's available-for-sale securities are included in other comprehensive income (loss). Comprehensive loss and its components for the three and nine months ended September 30, 2002 and 2001 are as follows:

                                        Three Months Ended                    Nine Months Ended
                                           September 30,                        September 30,
                                    --------------------------         -----------------------------
                                       2002            2001               2002               2001
                                    ----------      ----------         -----------       -----------
Net loss                            $ (12,262)      $  (6,819)         $ (28,346)         $ (21,042)
Unrealized gain (loss) on
securities available-for-sale              12            (17)                 12                (17)
                                    ----------      ----------         -----------       -----------
Comprehensive loss                  $ (12,250)      $  (6,836)         $ (28,334)         $ (21,059)
                                    ==========      ==========         ===========       ===========


Net Loss Per Share

Basic and diluted net loss per share is based on the weighted average number of shares outstanding during the period in accordance with the FASB's Statement of Financial Accounting Standards No. 128. The following potentially dilutive outstanding securities were not considered in the computation of diluted net loss per share because they would be antidilutive for each of the periods ended September 30:

                                            Nine months ended September 30,
                                           ---------------------------------
                                               2002                   2001
                                           ------------       --------------
                                                     (in thousands)
Options for shares                              4,661                 4,201
Warrants for shares                               700                   700
Convertible notes and related interest         10,577                 4,789

                                    XOMA Ltd.

                        (Unaudited, dollars in thousands)


NOTE 2 - BALANCE SHEET COMPONENTS

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories, which relate principally to the Company's agreement with Baxter Healthcare Corporation, consist of the following:

                                September 30               December 31,
                                    2002                       2001
                             -----------------        ---------------------
Raw minerals                 $             202        $                 195
Finished goods                           1,104                        1,104
                             -----------------        ---------------------
Total                        $           1,306        $               1,299
                             =================        =====================

Accrued Liabilities

Accrued liabilities consist of the following:

                                        September 30,             December 31,
                                             2002                     2001
                                    ------------------       ------------------
Accrued payroll expenses            $            2,765       $           2,347
Accrued clinical trial expenses                    494                     445
Accrued legal fees                               2,825                     505
Other                                              915                   1,125
                                    ------------------       ------------------
Total                               $            6,999       $           4,422
                                    ==================       ==================


NOTE 3 - LICENSE AGREEMENT

In February of 2002, XOMA and MorphoSys AG announced cross-licensing agreements for antibody-related technologies. Under the agreements, XOMA is entitled to receive license payments from MorphoSys in addition to a license to use the MorphoSys HuCAL(R) GOLD antibody library for its target discovery and research programs. MorphoSys and its partners receive a license to use the XOMA antibody expression technology for developing antibody products using MorphoSys' phage display-based HuCAL(R) antibody library. MorphoSys also receives a license for the production of antibodies under the XOMA patents. The term of this license agreement commenced in February of 2002 and remains in effect until the expiration of the last patent within the XOMA patent rights provided under the terms of the agreement. Because there are no continuing performance obligations on the part of the Company under the MorphoSys agreement, the license fee provided for in that agreement was recognized as revenue in the first quarter of 2002. Under the terms of the agreement, the license fee was to be paid in two installments. The first was due and paid in the first quarter of 2002, and the second portion, which was recognized as revenue in the first quarter of 2002 in the amount of $4,000, is due in the fourth quarter of 2002. At MorphoSys' option, the second installment could be paid in either cash in the amount of $4,000 or with MorphoSys shares equivalent to $4,800 at the time of MorphoSys' election to pay the second installment in shares.

Subsequent to the end of the quarter, the Company was notified by MorphoSys of its intention to exercise its option to pay the second installment with 363,466 of its ordinary shares, which number of shares was determined with reference to the market price of MorphoSys shares at the time of such notice (October 23, 2002). The administrative process in Germany that is required in order for these shares to be issued has not yet been completed. Since September 30, 2002, the per share closing price for MorphoSys shares has ranged from approximately $8.30 to $16.17. Additionally, XOMA has applied for but not yet received an exemption from German withholding tax on the full license fee from MorphoSys. The Company has received an inquiry from the German federal tax authority questioning whether the Company is entitled to the exemption. Although the Company has responded to this inquiry, claiming it is entitled to the exemption, the German tax authority has not yet ruled on this issue. Were the German tax authorities to find that the claimed exemption from withholding does not apply, and were any appeals of that decision also to fail, the license fees due from MorphoSys would be subject to withholding at a rate of approximately 26% of the cash paid or the market value of the shares upon issuance, as the case may be. Subject to the risks discussed in this paragraph, the Company expects to receive the MorphoSys shares in the fourth quarter of 2002.

The Company has not recorded a provision for these uncertainties related to either changes in the market value of the shares MorphoSys intends to issue or the German withholding tax. Both future market conditions for the MorphoSys shares and the final determination by the German authorities are difficult to predict and may vary significantly. Therefore, under the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, the Company has determined that the conditions related to the likelihood of the events both probable and reasonably estimable have not been met. If either of these uncertainties results in an unfavorable outcome for XOMA, the Company's financial position and results of operations would be adversely impacted.

                                    XOMA Ltd.

                        (Unaudited, dollars in thousands)


NOTE 4 - SUBSEQUENT EVENTS

Subsequent to September 30, 2002, XOMA filed a Registration Statement on Form S-3 to register the resale by Millennium Pharmaceuticals, Inc. and an affiliate of up to 5,000,000 common shares that we may sell to Millennium under the terms of our investment agreement or that we may issue upon conversion of the convertible note held by Millennium. No such common shares may be resold by Millennium pursuant to such registration statement until such registration statement is declared effective by the Securities and Exchange Commission. Additionally, the convertible note for $5,000 held by Millennium was amended to extend the maturity date from November 26, 2002 to May 26, 2003.

In October of 2002, XOMA and Dyax Corp. announced a cross-licensing agreement for antibody-related technologies. Under the agreement, XOMA will receive license and royalty payments from Dyax in addition to a Dyax antibody library and a license to Dyax's phage display patents known as the Ladner patents. Dyax receives a license to use XOMA's antibody expression technology for developing antibody products for itself and Dyax collaborators. Dyax also receives a license for the production of antibodies under the XOMA patents.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the three months ended September 30, 2002 were $4.2 million, a 27% increase compared with $3.3 million for the same period in 2001. The increase was primarily due to higher contract revenue from Baxter Healthcare Corporation and Onyx Pharmaceuticals, Inc. for development services. Revenues for the nine months ended September 30, 2002 increased 60% to $18.2 million compared to $11.4 million for the same period in 2001. This increase was primarily due to increased license fees including our agreement with MorphoSys AG entered into in February of 2002, the recognition of revenue for certain license fees and other payments received in the current and prior periods from Baxter, Onyx and Genentech, Inc. and contract revenue from Baxter and Onyx.

Research and development expenses for the three months and nine months ended September 30, 2002 increased to $9.7 million and $30.4 million, respectively, or by 18% and 16%, respectively, from $8.2 million and $26.1 million, respectively, for the comparable periods of 2001. Spending in 2002 reflected increased development costs associated with Raptiva(TM) (Efalizumab, formerly Xanelim(TM)), MLN01, CAB2 and ONYX-015. The increase was partially offset by savings on certain preclinical development programs that were discontinued during 2001.

Our research and development activities can be divided into earlier stage programs, which include molecular biology, process development, pilot-scale production and preclinical testing, and later stage programs, which include clinical testing, regulatory affairs and manufacturing clinical supplies. The cost associated with these programs approximate the following (in millions):


                                            Three Months Ended                   Nine Months Ended
                                               September 30,                       September 30,
                                       --------------------------            -------------------------
                                           2002             2001                2002            2001
                                       -----------     ----------            -----------    ----------
Earlier stage programs                 $    3.0          $   2.9             $  12.4         $   11.7
Later stage programs                        6.7              5.3                18.0             14.4
                                       -----------     ----------            -----------    ----------
Total                                  $    9.7          $   8.2             $  30.4         $   26.1
                                       ===========     ==========            ===========    ==========


Our research and development activities also can be divided into those related to our internal projects and those related to collaborative arrangements. The cost related to internal projects versus collaborative arrangements approximate the following (in millions):


                                         Three Months Ended                   Nine Months Ended
                                            September 30,                       September 30,
                                    ---------------------------          --------------------------
                                        2002             2001                2002            2001
                                    -----------      ----------          -----------     ----------
Internal projects                   $    2.5          $   3.7             $  12.3         $   15.2
Collaborative arrangements               7.2              4.5                18.1             10.9
                                    -----------      ----------          -----------     ----------
Total                               $    9.7          $   8.2             $  30.4         $   26.1
                                    ===========      ==========          ===========     ==========


For the nine months ended September 30, 2002 and 2001 one project accounted for 21% and 18%, respectively, of our total research and development costs. No other single project was greater than 20% during these periods.

Marketing, general and administrative expenses for the three months and nine months ended September 30, 2002 increased to $6.4 million and $15.1 million, respectively, or 220% and 165%, respectively, from $2.0 million and $5.7 million, respectively, for the comparable periods in 2001. The most significant component of this increase was litigation expenses related to our litigation against Biosite Incorporated and certain shareholder litigation, which totaled approximately $3.3 million and $7.0 million in the respective three and nine month periods of 2002. The litigation matters to which these expenses related have been settled or otherwise resolved. The 2002 periods also include marketing expenses related to pre-launch activities for Raptiva(TM). These marketing expenses are expected to continue at similar or higher levels.

Investment income for the three months and nine months ended September 30, 2002 decreased to $0.2 million and $0.7 million, respectively, or 67% and 56%, respectively, compared to $0.6 million and $1.6 million for the same periods of 2001 due to lower interest rates and lower average cash balances. Interest expense for the three months ended September 30, 2002 and 2001 was at the same level of $0.6 million. Interest expense for the nine months ended September 30, 2002 decreased 23% to $1.7 million as compared to $2.2 million for the same period of 2001. This decrease reflected lower interest rates on a higher average outstanding balance of the convertible notes due to Genentech and Millennium.

Liquidity and Capital Resources

XOMA had $36.2 million in cash, cash equivalents and short-term investments at September 30, 2002 compared to $67.6 million at December 31, 2001. Working capital (current assets minus current liabilities) at September 30, 2002 decreased to $25.0 million from $52.6 million at December 31, 2001. These decreases were primarily due to net operating losses and capital expenditures for facility expansions, including a third 2,750-liter fermentation suite.

Net cash used in operations for the nine months ended September 30, 2002 was $27.5 million, compared with $17.1 million for the same period of 2001. This increase primarily reflected higher net operating losses as a result of higher marketing, general and administrative expenses.

Net capital expenditures increased to $8.8 million for the nine months ended September 30, 2002 from $5.0 million for the same period of 2001. Current year spending included expenses related to the renovation and expansion of our manufacturing and warehouse facilities.

Net cash provided by financing activities decreased to $4.9 million for the nine months ended September 30, 2002 from $51.4 million for the same period of 2001 and $3.8 million from the exercise of warrants. The prior year period included net proceeds of $43.3 million from a common share equity financing completed in June 2001. In addition, for the nine months ended September 30, 2002, the Company received $4.0 million of debt financing from Genentech for the Company's share of Raptiva(TM) development costs compared to $2.7 million for the same period of

2001. Proceeds received from capital leases were $1.0 million for the nine months ended September 30, 2002 compared to $1.1 million for the same period in 2001.

For the full year 2002, the Company currently expects its net loss to be somewhat higher than in 2001, due to increased expenses on Raptiva(TM) and on the Millennium collaboration, expansion of the Company's development infrastructure and higher marketing, general and administrative expenses.

Based on forecasted spending levels that reflect a reduction in legal expenses, currently anticipated revenues that include licensing revenues from Dyax announced in October of 2002, and debt financing provided by Genentech for XOMA's share of Raptiva(TM) development costs, the Company estimates it has sufficient cash resources to meet its operating needs through at least the middle of 2004. Any significant revenue shortfalls or increases in planned spending on internal programs could shorten this period. Any new licensing arrangements or collaborations, any financing from Millennium under the investment agreement between the companies, as reflected in our Registration Statement on Form S-3 filed on November 6, 2002, or any other new equity or other financing arrangements could extend this period. Genentech and XOMA announced in early April of 2002 that a pharmacokinetic study comparing XOMA-produced material and Genentech-produced material did not achieve a pre-defined statistical definition for comparability. An additional 556 patient Phase III efficacy study testing Genentech material has now been completed. Genentech had anticipated filing a Biologics License Application (BLA) for Raptiva(TM) in psoriasis by the end of 2002 pending discussions with the FDA. Following a subsequent meeting held with the FDA, the companies continue to anticipate that the BLA will be filed by the end of 2002.

The timeliness of this submission, subsequent review by the FDA and progress or setbacks by potentially competing products may have an adverse effect on the Company's ability to raise new funding on acceptable terms. A further discussion of the risks related to our business and their effects on our cash flow and ability to raise new funding on acceptable terms is set forth below under the heading "Forward-Looking Statements And Cautionary Factors That May Affect Future Results."

Subsequent to the end of the quarter, the Company was notified by MorphoSys of its intention to exercise its option to pay the second installment of the license fee owed to the Company under its license agreement with MorphoSys using 363,466 of its ordinary shares, which number of shares was determined with reference to the market price of MorphoSys shares at the time of such notice (October 23, 2002). The administrative process in Germany that is required in order for these shares to be issued has not yet been completed. Since September 30, 2002, the per share closing price for MorphoSys shares has ranged from approximately $8.30 to $16.17. Additionally, XOMA has applied for but not yet received an exemption from German withholding tax on the full license fee from MorphoSys. The Company has received an inquiry from the German federal tax authority questioning whether the Company is entitled to the exemption. Although the Company has responded to this inquiry, claiming it is entitled to the exemption, the German tax authority has not yet ruled on this issue. Were the German tax authorities to find that the claimed exemption from withholding does not apply, and were any appeals of that decision also to fail, the license fees due from MorphoSys would be subject to withholding at a rate of approximately 26% of the cash paid or the market value of the shares upon issuance, as the case may be. Subject to the risks discussed in this paragraph, the Company expects to receive the MorphoSys shares in the fourth quarter of 2002.

The Company has not recorded a provision for these uncertainties related to either changes in the market value of the shares MorphoSys intends to issue or the German withholding tax. Both future market conditions for the MorphoSys shares and the final determination by the German authorities are difficult to predict and may vary significantly. Therefore, under the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, the Company has determined that the conditions related to the likelihood of the events both probable and reasonably estimable have not been met. If either of these uncertainties results in an unfavorable outcome for XOMA, the Company's financial position and results of operations would be adversely impacted.

Critical Accounting Policies

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

License and Collaborative Fees

Revenue from non-refundable license or technology access payments under license and collaborative agreements where the Company has a continuing obligation to perform is recognized as revenue over the period of the continuing performance obligation.

Milestone payments under collaborative arrangements are recognized as revenue upon achievement of the milestone events, which represent the culmination of the earnings process because the Company has no future performance obligations related to the payment. Milestone payments that require a continuing performance obligation on the part of the Company are recognized over the period of the continuing performance obligation. Amounts received in advance are recorded as deferred revenue until the related milestone is achieved.

Contract Revenue

Contract revenue for research and development involves the Company providing research, development or manufacturing services to collaborative partners. The Company recognizes revenue under these arrangements as the related research and development costs are incurred and collectibility is reasonably assured.

Product Sales

The Company recognizes product revenue upon shipment when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns, and discounts, if any.

Change in Accounting Principle

The Company previously recognized non-refundable license fees as revenue when received and when all significant contractual obligations of the Company relating to the fees had been met. Effective January 1, 2000, the Company changed its method of accounting for non-refundable initial fees to recognize such fees over the period of continuing involvement by the Company such as the research and development period or the manufacturing period of the agreement, as applicable. The Company believes this accounting policy is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements." As of January 1, 2000, there was no cumulative effect of an accounting change as a result of the adoption of SAB 101 and there was no pro forma effect of the adoption of SAB 101 in any period presented. In connection with the license and supply and development agreement with Baxter on January 25, 2000, the Company received $10.0 million as an initial, non-refundable fee. This initial fee was deferred and is being amortized over the period of continuing involvement, which period was estimated to be 36 months.

Forward-Looking Statements And Cautionary Factors That May Affect Future Results

Certain statements contained herein related to the relative size of the Company's loss for 2002, the estimated levels of its expenses and revenues for the balance of 2002, the sufficiency of its cash resources and the BLA filing time frame, as well as other statements related to the progress and timing of product development and present or future licensing or collaborative arrangements, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, the actual loss for 2002 could be higher depending on revenues from licensees and collaborators, the size and timing of expenditures and whether there are unanticipated expenditures; the sufficiency of cash resources could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated or if funds are not available; and the BLA filing could be delayed by unexpected safety or efficacy issues or additional time requirements for data analysis, BLA preparation, discussions with the FDA, enrollment in clinical studies, additional clinical studies or manufacturing process modifications. These and other risks, including those related to changes in the status of existing collaborative relationships, availability of additional licensing or collaboration opportunities, the timing or results of pending and future clinical trials, the ability of collaborators and other partners to meet their obligations, market demand for products, actions by the Food and Drug Administration or the U.S. Patent and Trademark Office, uncertainties regarding the status of biotechnology patents, uncertainties as to the costs of protecting intellectual property and risks associated with our status as a Bermuda company are described in more detail in the remainder of this section.

None Of Our Pharmaceutical Products Have Received Regulatory Approval; If Our Products Do Not Receive Regulatory Approval, Neither We Nor Our Third Party Collaborators Will Be Able To Manufacture And Market Them

Even our most developed pharmaceutical product has yet to be submitted for licensure. We will be unable to manufacture and market our products without required regulatory approvals in the United States and other countries. The United States government and governments of other countries extensively regulate many aspects of our products, including:

     o    testing

     o    manufacturing

     o    promotion and marketing and

     o    exporting.

In the United States, the Food and Drug Administration regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe that our products will be regulated by the FDA as biologics. The FDA recently announced that it is consolidating its responsibility for reviewing new pharmaceutical products into its Center for Drug Evaluation and Research, the body that currently reviews drug products, combining that operation with part of its biologics review operation, the Center for Biologics Evaluation and Research. Because implementation of this plan is not expected to begin until next year, we do not know when or how this change will affect us. State regulations may also affect our proposed products.

The FDA has substantial discretion in both the product approval process and manufacturing facility approval process and, as a result of this discretion and uncertainties about outcomes of testing, we cannot predict at what point, or whether, the FDA will be satisfied with our or our collaborators' submissions or whether the FDA will raise questions which may be material and delay or preclude product approval or manufacturing facility approval. As we accumulate additional clinical data, we will submit it to the FDA, which may have a material impact on the FDA product approval process.

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

For example,

     o in 1996, we and Genentech began developing Raptiva(TM)(Efalizumab, formerly Xanelim(TM)) in patients with moderate-to-severe psoriasis. In April of 2002, we and Genentech announced that a pharmacokinetic study conducted on Raptiva(TM)comparing XOMA-produced material and Genentech-produced material did not achieve the pre-defined statistical definition of comparability, and the FDA requested that another Phase III study be completed before the filing of a Biologics License Application for Raptiva(TM), delaying the filing of a Biologics Licensing Application with the FDA for Raptiva(TM)beyond the previously-planned time frame of summer 2002. In September of 2002, we and Genentech announced the results of the additional Phase III study which achieved its primary efficacy endpoint. Although Genentech and we are working to file a BLA by the end of 2002, unexpected delays in the preparation of the BLA due to further data analysis, discussions with the FDA or similar matters may prevent us from doing so. We have also conducted a Phase I/II study of Raptiva(TM)in kidney transplant recipients. We do not know whether there will be follow-on studies, and if there are such follow-on studies we do not know whether any such studies will be sufficient for regulatory approval. We have also announced the initiation of enrollment in a Phase II clinical study of Raptiva(TM)in patients suffering from rheumatoid arthritis. We do not know whether or when any such testing will demonstrate product safety and efficacy in this patient population or result in regulatory approval.

     o in December of 1992, we began human testing of our NEUPREX(R)product, a genetically-engineered fragment of a particular human protein, and have licensed certain worldwide rights to Baxter. In April of 2000, members of the FDA and representatives of XOMA and Baxter discussed results from the Phase III trial that tested NEUPREX(R)in pediatric patients with a potentially deadly bacterial infection principally of children called meningococcemia, and senior representatives of the FDA indicated that the data presented were not sufficient to support the filing of an application for marketing approval at that time. Because we have not generated any additional data or completed any further analysis, we do not know whether we will be able to supply such additional data. If we conduct an additional trial to provide the requested additional data, we will not know whether the results will be adequate for approval until the trial has been completed and the resulting data reviewed by the FDA. In September of 1999, we discontinued patient enrollment in our Phase III clinical trial testing NEUPREX(R)in trauma patients with severe blood loss because an independent data safety monitoring board told us that interim results from the trial did not support continuing the trial. Baxter has initiated a Phase II study with NEUPREX(R)in Crohn's disease patients. Enrollment in this study has now been completed, but because we do not know the results, we do not know whether the results will justify further development.

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

Based on current spending levels and third party funding, we believe that we have enough cash to meet our currently anticipated needs for operating expenses, working capital, equipment acquisitions and current research projects through at least the middle of 2004. However, to the extent we experience changes in the timing or size of expenditures or unanticipated expenditures, or if our collaborators do not meet their obligations to us or anticipated revenues otherwise do not materialize, these funds may not be adequate for this period. As a result, we do not know whether:

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

Because All Of Our Products Are Still In Development, We Have Sustained Losses In The Past And We Expect To Sustain Losses In The Future

We have experienced significant losses and, as of September 30, 2002, we had an accumulated deficit of approximately U.S.$536.0 million.

For the year ended December 31, 2001 and the nine months ended September 30, 2002, we had a net loss of approximately U.S.$28.0 million, or U.S.$0.41 per common share (basic and diluted), and U.S.$28.3 million, or U.S.$.40 per common share (basic and diluted), respectively. We expect to incur additional losses in the future. For the full year 2002, we currently expect our net loss to be somewhat higher than in 2001, due to increased expenses on Raptiva(TM) and on the Millennium collaboration, the further expansion of our development infrastructure, and marketing, general and administrative expenses.

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

As a biopharmaceutical company, we have experienced significant volatility in our common shares. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. From September 30, 2001 through September 30, 2002, our share price has ranged from a high of U.S.$12.19 to a low of U.S.$3.00. On November 1, 2002 the last reported sale price of the common shares as reported on the Nasdaq National Market was U.S.$5.75 per share. Factors contributing to such volatility include, but are not limited to:

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

Because Many Of The Companies We Do Business With Are Also In The Biotechnology Sector, The Volatility Of That Sector Can Affect Us Indirectly As Well As Directly

The same factors that affect us directly because we are a biotechnology company can also adversely impact us indirectly by affecting the ability of our collaborators, partners and others we do business with to meet their obligations to us or our ability to realize the value of the consideration provided to us by these other companies. For example, in connection with our licensing transaction with MorphoSys AG, MorphoSys has announced that it has exercised its option to pay a portion of the license fee owed to us in the form of equity securities of MorphoSys, and the value of those shares is subject both to market risks affecting our ability to realize the value of those shares and more generally to the business and other risks to which the issuer of those shares is subject. The administrative process in Germany that is required in order for these shares to be issued has not yet been completed. Since September 30, 2002, the per share closing price for MorphoSys shares has ranged from approximately $8.30 to $16.17, which demonstrates the volatility of these shares in the current market.

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

If Our And Our Partners' Patent Protection For Our Principal Products And Processes Is Not Enforceable, We Will Not Realize Our Profit Potential

Because of the length of time and the expense associated with bringing new products to the marketplace, we and our partners hold and are in the process of applying for a number of patents in the United States and abroad to protect our products and important processes and also have obtained or have the right to obtain exclusive licenses to certain patents and applications filed by others. However, the patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions, and no consistent policy regarding the breadth of allowed claims has emerged from the actions of the U.S. Patent and Trademark Office with respect to biotechnology patents. Legal considerations surrounding the validity of biotechnology patents continue to be in transition, and historical legal standards surrounding questions of validity may not continue to be applied, and current defenses as to issued biotechnology patents may not in fact be considered substantial in the future. These factors have contributed to uncertainty as to:

     o the degree and range of protection any patents will afford against competitors with similar technologies

     o    if and when patents will issue

     o whether or not others will obtain patents claiming aspects similar to those covered by our patent applications or

     o the extent to which we will be successful in avoiding infringement of any patents granted to others.

The Patent Office has issued approximately 60 patents to us related to our products based on human bactericidal permeability-increasing protein, which we call BPI, including novel compositions, their manufacture, formulation, assay and use. In addition, we are the exclusive licensee of BPI-related patents and applications owned by New York University and Incyte Pharmaceuticals Inc. The Patent Office has also issued nine patents to us related to our bacterial expression technology.

If certain patents issued to others are upheld or if certain patent applications filed by others issue and are upheld, we may require licenses from others in order to develop and commercialize certain potential products incorporating our technology or we may become involved in litigation to determine the proprietary rights of others. These licenses, if required, may not be available on acceptable terms, and any such litigation may be costly and may have other adverse effects on our business, such as inhibiting our ability to compete in the marketplace and absorbing significant management time.

Due to the uncertainties regarding biotechnology patents, we also have relied and will continue to rely upon trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. All of our employees have signed confidentiality agreements under which they have agreed not to use or disclose any of our proprietary information. Research and development contracts and relationships between us and our scientific consultants and potential customers provide access to aspects of our know-how that are protected generally under confidentiality agreements. These confidentiality agreements may not be honored or may not be enforced by a court. To the extent proprietary information is divulged to competitors or to the public generally, such disclosure may adversely affect our ability to develop or commercialize our products by giving others a competitive advantage or by undermining our patent position.

Protecting Our Intellectual Property Can Be Costly And Exposes Us To Risks Of Counterclaims Against Us

We may be required to engage in litigation or other proceedings to protect our intellectual property. The cost to us of this litigation, even if resolved in our favor, could be substantial. Such litigation could also divert management's attention and resources. In addition, if this litigation is resolved against us, our patents may be declared invalid, and we could be held liable for significant damages. In addition, if the litigation included a claim of infringement by us of another party's patent that was resolved against us, we or our collaborators may be enjoined from developing, manufacturing, selling or importing products, processes or services without a license from the other party.

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

Without limiting the foregoing, we are aware that:

     o Biogen Inc. has announced that its Amevive(R) product achieved positive results in Phase III clinical trials in patients with moderate-to-severe plaque psoriasis, that the FDA and the EMEA have officially accepted Biogen's filings for approval of Amevive(R) in psoriasis, that a FDA advisory panel voted to recommend approval of Amevive(R) for the treatment of moderate-to-severe chronic plaque psoriasis and that the FDA has committed to complete the review of its Amevive(R) application by the end of the first quarter of 2003;

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

     o GenMab A/S has announced that the FDA approved its investigational new drug filing for HuMax-CD4 for psoriasis and the initiation of a Phase II study; and

     o other companies, including Medarex, Inc., are developing monoclonal antibody or other products for treatment of inflammatory skin disorders.

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

As We Do More Business Internationally, We Will Be Subject To Additional Political, Economic and Regulatory Uncertainties

We may not be able to successfully operate in any foreign market. We believe that, because the pharmaceutical industry is global in nature, international activities will be a significant part of our future business activities and that, when and if we are able to generate income, a substantial portion of that income will be derived from product sales and other activities outside the United States. Foreign regulatory agencies often establish standards different from those in the United States, and an inability to obtain foreign regulatory approvals on a timely basis could put us at a competitive disadvantage or make it uneconomical to proceed with a product's development. International operations may be limited or disrupted by:

     o    imposition of government controls

     o    export license requirements

     o    political or economic instability

     o    trade restrictions

     o    changes in tariffs

     o    restrictions on repatriating profits

     o    withholding and other taxation and

     o    difficulties in staffing and managing international operations.

For example, we have applied for but not yet received an exemption from German withholding tax on the full license fee owed to us by MorphoSys in connection with our previously announced cross-licensing agreements. We have received an inquiry from the German federal tax authority questioning whether we are entitled to the exemption. Although we have responded to this inquiry, claiming we are entitled to the exemption, the German tax authority has not yet ruled on this issue. Were the German tax authority to find that the claimed exemption from withholding does not apply, and were any appeals of that decision also to fail, the license fees due from MorphoSys would be subject to withholding at a rate of approximately 26% of the cash paid or the value of the shares upon issuance, as the case may be.


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

We May Be Subject To Increased Risks Because We Are A Bermuda Company

Alleged abuses by certain companies that have changed their legal domicile from jurisdictions within the United States to Bermuda have created an environment where, notwithstanding that we changed our legal domicile in a transaction that was approved by our shareholders and fully taxable to our company under U.S. law, we may be exposed to various prejudicial actions, including:

     o    "blacklisting" of our common shares by certain pension funds

     o    legislation restricting certain types of transactions and

     o    punitive tax legislation.

We do not know whether any of these things will happen, but if implemented one or more of them may have an adverse impact on our future operations or our share price.

If You Were To Obtain A Judgment Against Us, It May Be Difficult To Enforce Against Us Because We Are A Foreign Entity

We are a Bermuda company. All or a substantial portion of our assets may be located outside the United States. As a result, it may be difficult for shareholders and others to enforce in United States courts judgments obtained against us. We have irrevocably agreed that we may be served with process with respect to actions based on offers and sales of securities made in the United States by serving Christopher J. Margolin, c/o XOMA Ltd., 2910 Seventh Street, Berkeley, California 94710, our United States agent appointed for that purpose. We have been advised by our Bermuda counsel, Conyers Dill & Pearman, that there is doubt as to whether Bermuda courts would enforce judgments of United States courts obtained in (1) actions against XOMA or our directors and officers that are predicated upon the civil liability provisions of the U.S. securities laws or (2) original actions brought in Bermuda against XOMA or such persons predicated upon the U.S. securities laws. There is no treaty in effect between the United States and Bermuda providing for such enforcement, and there are grounds upon which Bermuda courts may not enforce judgments of United States courts. Certain remedies available under the United States federal securities laws may not be allowed in Bermuda courts as contrary to that nation's policy.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Company's exposure to market rate risk due to changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. By policy, the Company places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term and holds investments to maturity except under rare circumstances. The Company classifies its cash equivalents as fixed rate if the rate of return on an instrument remains fixed over its term. As of September 30, 2002, all the Company's cash equivalents are classified as fixed rate.

The Company also has a long-term convertible note due to Genentech in 2005. Interest on this note of LIBOR plus 1% is reset at the end of June and December each year and is therefore variable.

The table below presents the amounts and related weighted interest rates of the Company's cash equivalents and long-term convertible note at September 30, 2002:


                                                                         Fair Value          Average Interest
                                                  Maturity             (in thousands)              Rate
                                               ---------------       ------------------      ----------------

Cash equivalents, fixed rate                        Daily                $  35,861                 1.90%
Long-term convertible note, variable rate           2005                 $  58,305                 2.96%


Other Market Risk. At September 30, 2002, the Company had a long-term convertible note outstanding which is convertible into common shares based on the market price of the Company's common shares at the time of conversion. A 10% decrease in the market price of the Company's common shares would increase the number of shares issuable upon conversion of either security by approximately 11%. An increase in the market price of Company common shares of 10% would decrease the shares issuable by approximately 9%.

Item 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chairman of the Board, President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on this evaluation, our Chairman of the Board, President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in our periodic SEC filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II - OTHER INFORMATION

OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On September 13, 2002, all claims and counterclaims in XOMA's litigation with Biosite Incorporated were dismissed with prejudice pursuant to a settlement agreement between the parties. Other terms of the settlement included a royalty-free license to XOMA to practice certain Biosite patents, assignment to XOMA of Biosite's antibody expression technology that was announced earlier this year, a royalty-free license to Biosite to utilize XOMA's bacterial cell expression technology, an agreement pursuant to which XOMA may receive expression libraries for up to an agreed number of targets it presents to Biosite, termination of the existing license to Biosite from XOMA for the LBP diagnostic assay and an exchange of releases.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS & REPORTS ON FORM 8-K

     (a) Exhibits:

          Amendment No. 1 to Convertible Subordinated Promissory Note dated November 5, 2002 (incorporated by reference to Exhibit 10.3A to the Company's Registration Statement on Form S-3 (No. 333-101035), filed November 6, 2002).

     (b) Reports on Form 8-K:

          None

                                    XOMA Ltd.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  XOMA Ltd.

Date:    November 14, 2002        By:  /s/ JOHN L. CASTELLO
                                       --------------------
                                       John L. Castello
                                       Chairman of the Board, President and
                                       Chief Executive Officer

Date:    November 14, 2002        By:  /s/ PETER B. DAVIS
                                       ------------------
                                       Peter B. Davis
                                       Vice President, Finance and
                                       Chief Financial Officer

                   CERTIFICATION ACCOMPANYING PERIODIC REPORT

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350)

Each of the undersigned officers of XOMA Ltd. (the "Company") hereby certify that (1) the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2002 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.

                                    XOMA Ltd.

Date:    November 14, 2002          By:  /s/ JOHN L. CASTELLO
                                         --------------------
                                         John L. Castello
                                         Chairman of the Board, President and
                                         Chief Executive Officer

Date:    November 14, 2002          By:  /s/ PETER B. DAVIS
                                         ------------------
                                         Peter B. Davis
                                         Vice President, Finance and
                                         Chief Financial Officer

                                 CERTIFICATIONS

I, JOHN L. CASTELLO, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of XOMA Ltd.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002             By:  /s/ JOHN L. CASTELLO
                                            --------------------
                                            John L. Castello
                                            Chairman of the Board, President and
                                            Chief Executive Officer

I, PETER B. DAVIS, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of XOMA Ltd.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002       By:  /s/ PETER B. DAVIS
                                      ------------------
                                      Peter B. Davis
                                      Vice President, Finance and
                                      Chief Financial Officer