Form 10-Q/A
period 2002-03-31
XOMA LTD /DE/
filed 2002-12-04
CIK 791908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               AMENDMENT NO. 1 TO
                                   FORM 10-Q/A

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

                           PART II - OTHER INFORMATION


 Item 6      Exhibits and Reports on Form 8-K.

             a)  Exhibits:

             Exhibit 10.39A      Amendment No. 1 to the
                                 Process Development and
                                 Manufacturing Agreement by and
                                 between XOMA (US) LLC and Onyx
                                 Pharmaceuticals, Inc., dated as of
                                 April 15, 2002 (with certain
                                 confidential information omitted,
                                 which omitted information is the
                                 subject of a confidential treatment
                                 request and has been filed
                                 separately with the Securities and
                                 Exchange Commission).1

             Exhibit 10.43       License Agreement by and
                                 between XOMA Ireland Limited and
                                 MorphoSys AG, dated as of February
                                 1, 2002 (with certain confidential
                                 information omitted, which omitted
                                 information is the subject of a
                                 confidential treatment request and
                                 has been filed separately with the
                                 Securities and Exchange Commission).

             b) Reports on Form 8-K: None.



----------

1    Previously filed.

                                    XOMA Ltd.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    XOMA LTD.


Date:    December 4, 2002           By:  /s/ JOHN L. CASTELLO
                                         ---------------------------------------
                                         John L. Castello
                                         Chairman of the Board, President and
                                         Chief Executive Officer



Date:    December 4, 2002           By:  /s/ PETER B. DAVIS
                                         ---------------------------------------
                                         Peter B. Davis
                                         Vice President, Finance and
                                         Chief Financial Officer