Form 10-Q/A
period 2002-03-31
XOMA LTD /DE/
filed 2002-12-12
CIK 791908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               AMENDMENT NO. 2 TO
                                   FORM 10-Q/A

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

     a) Exhibits:

     Exhibit 10.39A Amendment No. 1 to the Process Development and
                    Manufacturing Agreement by and between XOMA (US) LLC and Onyx Pharmaceuticals, Inc., dated as of April 15, 2002 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission).(1)

     Exhibit 10.43 License Agreement by and between XOMA Ireland Limited and MorphoSys AG, dated as of February 1, 2002 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission).

     b) Reports on Form 8-K: None.



----------

1    Previously filed.

                                    XOMA LTD.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    XOMA LTD.


Date:    December 12, 2002          By:  /s/ JOHN L. CASTELLO
                                         -------------------------------------
                                         John L. Castello
                                         Chairman of the Board, President and
                                         Chief Executive Officer



Date:    December 12, 2002          By:  /s/ PETER B. DAVIS
                                         -------------------------------------
                                         Peter B. Davis
                                         Vice President, Finance and
                                         Chief Financial Officer