Form 10-K
period 2002-12-31
XOMA LTD /DE/
filed 2003-03-14
CIK 791908

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
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

       Registrant's telephone number, including area code: (510) 204-7200

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Shares, U.S. $.0005 par value
                        Preference Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                           Yes   X          No ____

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, as of June 30, 2002: $278,392,977

The aggregate market value of voting common equity held by nonaffiliates of the registrant, as of February 28, 2003: $257,543,974

Number of Common Shares outstanding as of February 28, 2003:  71,906,234

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the Company's 2003 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Report.


                                Table of Contents


PART I......................................................................................................1

   Item 1.        Business..................................................................................1
   Item 2.        Properties...............................................................................15
   Item 3.        Legal Proceedings........................................................................15
   Item 4.        Submission Of Matters To A Vote Of Security Holders......................................16

PART II....................................................................................................16

   Item 5.        Market For Registrant's Common Equity And Related Shareholder Matters....................16
   Item 6.        Selected Financial Data..................................................................17
   Item 7.        Management's Discussion And Analysis Of Financial Condition And Results
                  Of Operations............................................................................19
   Item 7A.       Quantitative And Qualitative Disclosures About Market Risk...............................40
   Item 8.        Financial Statements And Supplementary Data..............................................41

PART III...................................................................................................41

   Item 9.        Changes In And Disagreements With Accountants On Accounting And
                  Financial Disclosure.....................................................................41
   Item 10.       Directors And Executive Officers Of The Registrant.......................................41
   Item 11.       Executive Compensation...................................................................41
   Item 12.       Security Ownership Of Certain Beneficial Owners And Management and
                  Related Shareholder Matters..............................................................42
   Item 13.       Certain Relationships And Related Transactions...........................................42
   Item 14.       Controls And Procedures..................................................................42

PART IV....................................................................................................42

   Item 15.       Exhibits, Financial Statement Schedules And Reports On Form 8-K..........................42

SIGNATURES.................................................................................................44


CERTIFICATIONS.............................................................................................45


INDEX TO FINANCIAL STATEMENTS.............................................................................F-1


                                     PART I

Item 1. Business


Overview

XOMA Ltd. ("XOMA" or the "Company") is a biopharmaceutical company that develops and manufactures antibodies and other protein-derived products that target cancer, immunological and inflammatory disorders and infectious diseases, while leveraging its development and manufacturing infrastructure through collaborations with other companies and research institutions.

The Company's strategy with respect to its proprietary products is to enter into arrangements with established pharmaceutical companies in order to facilitate and finance development and marketing. Assuming timely regulatory approval, which cannot be assured, the successful commercialization of XOMA's products depends to a large extent upon the development and marketing capabilities of its collaborative partners. In addition to developing its own products, the Company also seeks to leverage its preclinical, process development, manufacturing, quality and clinical development capabilities by entering into agreements to collaborate on development of other companies' products.

The Company's current product development programs include:

o Raptiva(TM)(Efalizumab) with Genentech, Inc. ("Genentech"). Previously known as Xanelim(TM), Raptiva(TM)is a humanized anti-CD11a monoclonal antibody developed to treat immune system disorders. In February of 2003, Genentech received formal acknowledgement from the U.S. Food and Drug Administration ("FDA") that it had received the December 2002 submission of the Biologics License Application ("BLA") for marketing approval of Raptiva(TM)in patients with moderate-to-severe plaque psoriasis. The BLA filing is based on efficacy and safety data from three Phase III studies. Genentech has projected a 10-month regulatory review period for Raptiva(TM)in the U.S. with FDA action expected in late 2003. Genentech has granted Serono S.A. ("Serono") exclusive marketing rights to Raptiva(TM)outside the U.S. and Japan. In February of 2003, Serono announced the filing of an application for European Union marketing approval of Raptiva(TM)in moderate-to-severe plaque psoriasis.

     In 2002, XOMA and Genentech initiated a Phase II clinical study of Raptiva(TM) in patients suffering from rheumatoid arthritis. The 240-patient trial has completed enrollment and results will be evaluated after a 24-week treatment period. In January of 2003, Genentech and XOMA announced initiation of a Phase II study to evaluate Raptiva(TM) as a possible treatment for patients with psoriatic arthritis. Genentech and XOMA continue to assess additional indications for Raptiva(TM).

o CAB2 and MLN01 with Millennium Pharmaceuticals, Inc. ("Millennium"). CAB2 and MLN01 are two biotherapeutic agents being developed for certain vascular inflammation indications. Current plans call for completion of preclinical testing and, if successful, commencement of clinical testing in 2003.

o ONYX-015 with Onyx Pharmaceuticals, Inc. ("Onyx"). ONYX-015 is a therapeutic, tumor-selective, modified adenovirus genetically engineered to destroy cancer cells. In 2002, under a strategic process development and manufacturing alliance with Onyx, XOMA scaled up production to 500-liter fermentation scale and improved the manufacturing process for ONYX-015. In January of 2003, Onyx announced the suspension of development activities related to ONYX-015 until it successfully engages a marketing partner.

o NEUPREX(R)with Baxter Healthcare Corporation ("Baxter"). NEUPREX(R)is an injectable formulation of rBPI21, a genetically engineered fragment of human bactericidal/permeability-increasing protein ("BPI"). XOMA completed a Phase III efficacy trial in 1999, testing NEUPREX(R)in pediatric patients with severe meningococcemia, but the data from the trial were deemed not sufficient to file for regulatory approval. Further development of this product is continuing under a license agreement with a division of Baxter, and a Phase II study testing NEUPREX(R)in Crohn's disease completed enrollment in November of 2002 but results are not yet known. Plans for further development, including potentially gaining access to additional resources by collaborating with another pharmaceutical company, are being pursued with Baxter to provide additional resources for development.

o ING-1. ING-1 is a recombinant monoclonal antibody that binds with high affinity to an antigen expressed on epithelial cell cancers (breast, colorectal, prostate and others) and is designed to destroy cancer cells by recruiting the patient's own immune system. Enrollment has been completed in two Phase I studies testing intravenous administration in advanced adenocarcinoma patients. In May of 2002, XOMA announced results of a Phase I clinical study in patients with solid tumors which showed safety and tolerability results that supported further clinical development. The Company is conducting a Phase I study to further evaluate the safety and other features of the drug and to document any observed anti-tumor activity. Phase I dosing and safety studies have been completed for intravenous administration; a similar study with subcutaneous administration is ongoing. Further product development efforts will be determined based on the results of these studies and any future collaborative arrangements. The ING-1 monoclonal antibody incorporates XOMA's patented Human Engineering(TM)technology, designed to reduce immunogenicity.

o BPI-derived compounds for retinal disorders. Results of in vitro and in vivo studies conducted by Joslin Diabetes Center at Harvard University ("Joslin"), presented in April of 2001 and published in February of 2002, showed that compounds derived from BPI inhibits the function of multiple growth factors involved in blood vessel formation and angiogenesis in the retina while sparing key retinal cells (pericytes). These data suggest that these compounds may have potential for treating retinal disorders. XOMA is conducting further research together with Joslin.

o A BPI-derived compound for acne. This compound is a topical anti-bacterial agent that XOMA investigators are reviewing for possible anti-Propionibacterium acnes properties. Pending favorable results of upcoming toxicology testing, the Company intends to initiate clinical testing in the second half of 2003.

The following table summarizes the products currently in development, highlighting indications, FDA regulatory status and names of collaborators, if any:


---------------------------------------------------------------------------------------------------------------
Program                   Description                 Indication                 Status*         Collaborator
---------------------------------------------------------------------------------------------------------------
Raptiva(TM)(Efalizumab)   Humanized anti-CD11a        Moderate-to-severe         BLA Submitted   Genentech
                          monoclonal antibody         plaque psoriasis           December  2002
                                                      -----------------------------------------------------------
                                                      Rheumatoid arthritis       Phase II/III    Genentech

                                                      -----------------------------------------------------------
                                                      Psoriatic arthritis        Phase II        Genentech

---------------------------------------------------------------------------------------------------------------
CAB2                      Recombinant fusion          Cardiopulmonary bypass     Preclinical     Millennium
                          protein complement          surgeries
                          inhibitor
---------------------------------------------------------------------------------------------------------------
MLN01                     Humanized monoclonal        Vascular inflammation      Preclinical     Millennium
                          antibody                    indications
---------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------
Program                   Description                 Indication                 Status*         Collaborator
---------------------------------------------------------------------------------------------------------------
ONYX-015                  Genetically modified        Head and neck cancer       Phase III**     Onyx
                          adenovirus
---------------------------------------------------------------------------------------------------------------
NEUPREX(R)                IV formulation of           Crohn's disease            Phase II        Baxter
(Opebacan)                rBPI21, a modified
                          recombinant fragment of
                          bactericidal/permeability-
                          increasing protein(rBPI21)
---------------------------------------------------------------------------------------------------------------
ING-1                     Human                       Adenocarcinomas            Phase I         Available for
                          Engineered(TM)                                                         licensing
                          antibody to Ep-CAM
---------------------------------------------------------------------------------------------------------------
Other BPI-Derived         Anti-angiogenic             Retinal disorders          Preclinical     Available for
Compounds                                                                                        licensing
                          -------------------------------------------------------------------------------------
                          Topical antibacterial       Acne                       Preclinical     In-house
                          protein fragment
---------------------------------------------------------------------------------------------------------------


*    Research: in vitro studies; Preclinical: in vivo studies
** In January of 2003, Onyx announced the suspension of development activities related to ONYX-015 until it successfully engages a marketing partner.


Development Programs and Enabling Technologies

Below is a more detailed description of XOMA's key products, development programs, and enabling technologies available for licensing.


Raptiva(TM)

Raptiva(TM) (Efalizumab) is designed to inhibit the adhesion of T-lymphocytes (a type of white blood cell) to other cell types by inhibiting the binding of the LFA-1 molecule on the surface of lymphocytes to adhesion molecules such as ICAM-1 on target cells. Raptiva(TM) interacts with various cell types by inhibiting: (1) T-lymphocyte activation, proliferation and cytokine release, (2) T-lymphocyte migration, and (3) T-lymphocyte interactions with tissue-specific cells. In clinical studies, Raptiva(TM) is usually given as a once-a-week subcutaneous injection.

In September of 1996, XOMA and Genentech announced the initiation of clinical testing of Raptiva(TM) in patients with moderate-to-severe plaque psoriasis. XOMA completed a Phase II efficacy study in psoriasis patients in late 1998, subsequently received a $2.0 million milestone payment from Genentech, and agreed with Genentech to continue collaborative development in psoriasis and to expand the program to include all indications for the product.

In December of 2002, Genentech and XOMA submitted a BLA to the FDA for marketing approval of Raptiva(TM) in patients with moderate-to-severe plaque psoriasis. The BLA filing is based on efficacy and safety data from three Phase III studies of Raptiva(TM) in over 2,100 patients. The trials met all primary and secondary endpoints. The FDA formally acknowledged receipt of this BLA in February of 2003.

In April of 2002, XOMA and Genentech initiated a Phase II clinical study of Raptiva(TM) in patients suffering from rheumatoid arthritis. XOMA has completed enrollment of over 240 patients in this study and will analyze the results after completion of a 24-week treatment period.

In January of 2003, Genentech and XOMA initiated a Phase II study to evaluate Raptiva(TM) in patients with psoriatic arthritis.

Genentech has granted Serono S.A. exclusive marketing rights to Raptiva(TM) outside the U.S. and Japan. In February of 2003, Serono announced the filing of an application for European Union approval of Raptiva(TM) in moderate-to-severe plaque psoriasis.


CAB2 and MLN01

Under an agreement announced in November of 2001, XOMA is developing two of Millennium's biotherapeutic agents, CAB2 and MLN01, for certain vascular inflammation indications. CAB2 is a recombinant fusion protein that inhibits complement activation, and MLN01 is a humanized monoclonal antibody that inhibits inflammatory responses by blocking the attachment of Beta 2 integrins to their adhesion molecules. Current plans call for completion of preclinical testing for both products which, if successful, may lead to commencement of clinical testing in 2003.


ONYX-015

In January of 2001, Onyx and XOMA announced a strategic process development and manufacturing arrangement under which XOMA will scale up production to commercial volume and manufacture Onyx's ONYX-015 (also known as CI-1042). ONYX-015 is a therapeutic tumor-selective, modified adenovirus genetically engineered to replicate in and kill cancer cells that have abnormal p53 pathway function, while sparing normal cells that have functioning p53. Derangements in the p53 protein pathway are the most common genetic abnormalities in human cancer.

In 2002, under a strategic process development and manufacturing alliance with Onyx, XOMA scaled up production to 500-liter fermentation scale and improved the manufacturing process for ONYX-015. In January of 2003, Onyx announced the suspension of development activities related to ONYX-015, including the suspension of a Phase III clinical trial for recurrent head and neck cancer and Phase I and II clinical trials for a number of additional cancer indications, until it successfully engages a marketing partner. ONYX continues to seek marketing partners for ONYX-015. XOMA's agreement with Onyx remains in effect, but at this time it is difficult to estimate the impact on XOMA's future results of operations.


ING-1

ING-1 is a Human Engineered(TM) recombinant monoclonal antibody that binds with high affinity to an antigen expressed on epithelial cell cancers (breast, colorectal, prostate and others) and is designed to destroy cancer cells by recruiting the patient's own immune system. Extensive studies have found high levels of Ep-CAM expressed on the majority of breast, lung, prostate, pancreas, and ovarian adenocarcinoma cells.

In August of 2000, the Company filed an investigational new drug ("IND") for testing ING-1 in a variety of cancers. In October of 2000, XOMA initiated a Phase I safety, pharmacokinetics and immunogenicity clinical study in patients with advanced adenocarcinomas; results of that study demonstrated safety and tolerability that support further clinical development. The Company is conducting a Phase I study to further evaluate the safety and other features of the drug and to document any observed anti-tumor activity. Phase I dosing and safety studies have been completed for intravenous administration; a similar study with subcutaneous administration is ongoing. The results of these studies and any future collaborative arrangements will determine further product development efforts.


BPI-Based Products

The Company is developing novel therapeutic products derived from recombinant bactericidal/permeability-increasing protein ("rBPI"). rBPI is a genetically engineered version of a human host-defense protein found in white blood cells. rBPI kills gram-negative bacteria and enhances the activity of antibiotics, in many cases reversing bacterial resistance to the antibiotic. rBPI also binds to and neutralizes endotoxins, molecular components of the cell walls of gram-negative bacteria that can trigger severe complications in infected patients. Furthermore, rBPI inhibits the function of multiple growth factors involved in blood vessel formation and angiogenesis (growth of new blood vessels). Angiogenesis is an essential component of inflammation and solid tumor growth as well as diseases such as retinopathies.

BPI was discovered in 1978 at the New York University ("NYU") School of Medicine by Peter Elsbach, M.D., and Jerrold Weiss, Ph.D. XOMA has collaborated with NYU since 1991 to apply and extend BPI-related research to the commercial development of pharmaceutical products.

XOMA has used the BPI molecule as a platform for developing a number of pharmaceutical products. XOMA scientists developed a recombinant modified fragment of the BPI molecule, called rBPI21, which is potent and stable and can be manufactured at commercially viable yields. This modified fragment is the basis for the Company's NEUPREX(R) program.

     NEUPREX(R)

In December of 1992, XOMA submitted an IND to begin human testing of NEUPREX(R), a genetically-engineered fragment of the BPI protein. In March of 1993, the Company began Phase I human safety and pharmacokinetic testing. Beginning in 1995, the Company initiated several clinical efficacy studies evaluating NEUPREX(R) as a treatment for primary infections and complications of infectious diseases, trauma and surgery. The indications tested so far include:

o Meningococcemia: a deadly systemic bacterial infection that usually afflicts children. XOMA conducted a Phase I/II pilot study in 1995-96 and a Phase III trial in 1997-99. The Phase III trial enrolled nearly 400 pediatric patients with severe meningococcemia in the United Kingdom and United States. Although analysis revealed a clinical benefit in mortality and morbidities, the data were not deemed sufficient by the FDA to support the filing of a BLA. Investigators published trial results in the September 16, 2000 issue of The Lancet.

o Other indications: Phase I, Phase II and Phase III trials were conducted in 1995 through 1999 in partial hepatectomy, severe intra-abdominal infections, hemorrhage due to trauma and cystic fibrosis patients.

In January of 2000, Baxter's Hyland Immuno division acquired the worldwide rights to NEUPREX(R) for development in antibacterial and anti-endotoxin indications. In July of 2001, Baxter initiated a Phase II study testing NEUPREX(R) in patients with Crohn's disease, a systemic inflammatory condition associated with endotoxemia that primarily affects the gastrointestinal tract. Enrollment in this study has been completed, but results are not yet known. There can be no assurance that any past or future clinical trials will yield data that will result in regulatory approval of the NEUPREX(R) product. Plans for further development, including potentially gaining access to additional resources by collaborating with another pharmaceutical company, are being pursued with Baxter to provide additional resources for development.

     BPI-derived Compound for Acne

XOMA is currently evaluating a topical antibacterial formulation of a BPI-derived compound for the possible treatment of acne. Acne is triggered by common human pathogens, Propionibacterium acnes - bacteria that are considered the primary cause of inflammatory lesions associated with acne and are often isolated from various topical infections. Current treatment regimens include the use of general antibiotics erythromycin and clindamycin. The emergence of antibiotic resistant strains to these drugs has encouraged XOMA researchers to review the anti-Propionibacterium acnes properties of this product. Pending favorable results of upcoming toxicology testing, the Company intends to initiate clinical testing in the second half of 2003.

     Retinal Disease Program

XOMA is developing BPI-derived anti-angiogenic compounds with potential application for treating retinal disorders. In April of 2001, researchers from Joslin Diabetes Center at Harvard University presented data from in vitro and in vivo studies at the Association for Research in Vision and Ophthalmology (ARVO) meeting; these results were later published in the Investigative Ophthalmology and Visual Science Journal in February of 2002. BPI-derived compounds suppressed retinal neovascularization without negative effects on pericytes and retinal pigmented epithelial cells necessary to the healthy functioning of the retina. XOMA is conducting further research on these compounds together with Joslin for their utility in retinal diseases. No assurance can be given regarding the timing or likelihood of future development or licensing arrangements.


Proprietary Enabling Technologies

In addition to the products mentioned above, XOMA has proprietary technologies relating to recombinant antibodies and proteins, including bacterial cell expression systems and the Human Engineering(TM) method for creating human-like antibodies, both of which are available for licensing. XOMA also uses these technologies in developing its own products.

     Bacterial Cell Expression Systems

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

XOMA has granted more than 25 licenses to biotechnology and pharmaceutical companies worldwide to use its patented and proprietary technologies relating to bacterial expression of recombinant pharmaceutical products. Bacterial antibody expression is an enabling technology for the discovery and selection, as well as the development and manufacture, of recombinant protein pharmaceuticals, including diagnostic and therapeutic antibodies for commercial purposes. Bacterial antibody expression is also a key technology used in multiple systems for high-throughput screening of antibody domains. Expression of antibodies by phage display technology, for example, depends upon the expression and secretion of antibody domains from bacteria as properly folded, functional proteins.

In 2002, XOMA announced four antibody-related cross license arrangements related to the use of its bacterial cell expression system technology in phage display. Under these agreements, MorphoSys AG, Biosite Incorporated ("Biosite"), Dyax Corp. and Cambridge Antibody Technology Limited received licenses to use XOMA's antibody expression technology for developing antibody products using their own phage display-based antibody libraries. XOMA has received and will receive license and other fees, as well as access to and/or licenses for the following intellectual property and services for its own product development programs:

o    from MorphoSys AG: HuCAL(R)Gold antibody library

o from Biosite Incorporated: Dower patents and cell expression libraries, including several high-affinity antibodies to targets

o    from Dyax Corp.: Ladner phage display patents and library

o    from Cambridge Antibody Technology Limited: phage display library.

These agreements also provide releases of all four companies and their collaborators from claims under the XOMA patents arising from past activities using the companies' respective technologies, to the extent they also used XOMA's antibody expression technology. All parties are also allowed to use XOMA's technology in combination with their own technology in collaborations.

The Company also has a broader program whereby it licenses its bacterial cell expression systems for the production of recombinant proteins. A partial list of licensees for XOMA's cell expression technology follows:

                  Affymax, Inc
                  Alexion Pharmaceuticals Inc.
                  Avecia Limited
                  Aventis Pharma Deutschland GmbH (Hoechst)
                  Biogen, Inc.
                  Biosite Incorporated
                  Cambridge Antibody Technology Limited
                  Celltech Therapeutics, Ltd.
                  Centocor, Inc.
                  Dompe, s.p.a.
                  Dyax Corp.
                  Eli Lilly and Company
                  Enzon, Inc.
                  Genentech, Inc.
                  ICOS Corporation
                  Invitrogen Corporation
                  Micromet AG
                  MorphoSys AG
                  Pasteur Merieux Serum and Vaccins
                  Pharmacia & Upjohn AB
                  Syrrx, Inc.
                  Viventia Biotech, Inc.
                  Xenova Group plc
                  ZymoGenetics, Inc.

     Human Engineering(TM) Method for Antibodies

XOMA has developed a patented technology for reducing the immunogenicity of antibodies while maintaining binding affinity. The Company has used the Human Engineering(TM) ("HE") technology in the development of ING-1 and other proprietary molecules and the technology is available for outlicensing. Phase I data for ING-1 presented at the American Society of Clinical Oncology ("ASCO") demonstrated how HE technology represents a novel alternative to the complementarity-determining region ("CDR") grafting based humanization methods in widespread use today.


LBP Technology and Assay Program

In August of 1998, the Company granted to Diagnostics Products Corporation ("DPC") a worldwide license to its patented technology that uses lipopolysaccharide binding protein ("LBP") as a biochemical marker of systemic exposure to gram-negative bacteria and endotoxin. XOMA is receiving royalties on LBP-related products sold worldwide by DPC. In April of 2000, DPC announced the European introduction of an automated laboratory diagnostic test for early diagnosis and prognosis of systemic gram-negative infections developed with the LBP technology. In October of 2002, XOMA expanded its relationship with DPC, granting DPC exclusive worldwide rights to XOMA's LBP technology to develop both automated and point-of-care products.


Financial and Legal Arrangements of Product Collaborations


Genentech

On April 22, 1996, XOMA and Genentech entered into an agreement whereby XOMA agreed to co-develop Genentech's humanized monoclonal antibody product Raptiva(TM). In April of 1999, the companies extended and expanded the agreement. XOMA will receive 25% of U.S. operating profits from Raptiva(TM) in all indications, and a royalty on sales outside the United States. Genentech continues to finance XOMA's share of development costs via convertible subordinated loans, due at the earlier of April of 2005 or first product approval, which may be repaid in cash, or at XOMA's option using company equity.

The initial focus of the collaboration agreement is to develop Raptiva (TM) to treat psoriasis and prevent or decrease the rejection of organ transplants. XOMA completed a Phase II efficacy study in Canada in psoriasis patients in late 1998, subsequently received a $2 million milestone payment from Genentech, and agreed with Genentech to continue collaborative development of the product in psoriasis and to expand the program to include all indications for the product. XOMA has an option to co-promote the product in the United States.

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


Millennium

On November 26, 2001, XOMA and Millennium announced an agreement in which they would collaborate to develop two of Millennium's biotherapeutic agents, CAB2 and MLN01, for certain vascular inflammation indications. Under the terms of the agreement, XOMA will be responsible for development activities and related costs through the completion of Phase II trials. XOMA will make future payments to Millennium upon achievement of certain clinical milestones. After successful completion of Phase II, Millennium will have the right to commercialize the products and XOMA will have the option to choose between further participation in the development program and eventual profit sharing, or alternatively being entitled to future royalty and milestone payments. Under an investment agreement, Millennium committed to take, at XOMA's option, up to $50 million worth of XOMA's common shares over three years, through a combination of equity at prevailing market prices in return for cash and retirement of convertible debt. In December of 2002, XOMA issued approximately 1,443,000 of its common shares to Millennium for gross proceeds of approximately $7.5 million pursuant to this arrangement, bringing the amount of Millennium's commitment to $42.5 million over the next 18 months, including conversion of $5.0 million of currently outstanding convertible debt that was issued to Millennium in November of 2001.

Either party has the right to terminate upon the breach of a material obligation by the other party. Under certain circumstances, if XOMA fails to reach certain diligence milestones, Millennium has the right to terminate the agreement. In addition, any material breach by XOMA under the investment agreement, including with respect to Millennium's registration rights, will give Millennium the right to terminate. The agreements remain in effect until terminated.

Onyx

On January 29, 2001, the Company entered into a strategic process development and manufacturing agreement with Onyx. The initial term is five years, with options to extend for additional periods. Under the terms of the agreement, Onyx is obliged to pay to XOMA an initial payment, payments for development work and material produced, and payments upon achieving key milestones. XOMA's objectives are to increase the fermentation volume to commercial scale, to improve the purification process, to seek FDA licensure of its manufacturing facility for ONYX-015, and to produce material for use in clinical testing and for commercial sale upon approval. While dependent on the pace and outcome of clinical trials, regulatory approval, sales volume and other factors, the financial scope of the agreement during the initial term was projected to exceed $35 million. Certain payments under this agreement are pending clinical outcome.

If Onyx has not materially breached its obligations under the agreement, Onyx may terminate the agreement without penalty upon at least 90 days' prior written notice if XOMA has not met certain performance targets. XOMA may terminate the agreement at will upon the earlier of either 48 months' prior written notice or the issuance of regulatory approval by the FDA.

In January of 2003, Onyx announced the suspension of development activities related to ONYX-015, until Onyx successfully engages a marketing partner. XOMA's agreement with Onyx remains in effect, but at this time it is difficult to estimate the impact on XOMA's future results of operations.


Baxter

On January 25, 2000, XOMA entered into license and supply agreements with the Hyland Immuno division of Baxter for NEUPREX(R) (rBPI21) for treatment of meningococcemia and substantially all future antibacterial and anti-endotoxin human clinical indications. Under the terms of the agreements, XOMA has received initial and milestone payments totaling $11.5 million. Additional payments will be made depending upon the achievement of development milestones for future indications. Baxter will pay all future clinical development costs. XOMA will also receive royalties from future NEUPREX(R) sales and will supply initial product needs from its Berkeley manufacturing facility. Plans for further development, including a potential collaboration with another pharmaceutical company, are under review with Baxter to provide additional resources for development.

Either party may terminate the agreements upon a material breach by the other party. Termination of the agreements by Baxter terminates all rights thereunder (subject to the survival of certain customary provisions) but shall not relieve the parties of any obligation accruing prior to such expiration or termination nor shall it deny Baxter its rights to make, have made, use, sell, offer to sell, import and/or export any product licensed under the agreement in a particular clinical indication to the extent Baxter has then made all required payments under the agreement for any such clinical indication for such product; provided that Baxter then undertakes to continue making payments under the agreement if, as and when sales of such product in such indication occur. The license granted pursuant to the agreement expires upon the expiration of the relevant patents.


Other Products

XOMA is seeking development and marketing partners for additional products in the Company's pipeline. No assurance can be given regarding the timing or likelihood of future collaborative arrangements or of product licensure.

The Company is also pursuing additional development opportunities with other biotechnology companies with a view toward providing product development services to them.

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

Without limiting the foregoing, we are aware that:

o Biogen, Inc. has announced that the FDA has approved Amevive(R) to treat moderate-to-severe chronic plaque psoriasis in adult patients who are candidates for systematic therapy or phototherapy (Biogen submitted but has withdrawn its application for approval in Europe of Amevive(R) for psoriasis patients);

o Centocor, Inc., a unit of Johnson & Johnson, has announced that it has tested its rheumatoid arthritis and Crohn's disease drug, Remicade(R), in psoriasis showing clinical benefits (and it has been announced that the drug has shown promising results in patients with psoriatic arthritis);

o it has been announced that Amgen Inc. tested its rheumatoid arthritis and psoriatic arthritis drug, Enbrel(R), in a Phase III clinical trial in patients with moderate-to-severe plaque psoriasis, meeting the primary endpoint and all secondary endpoints;

o MedImmune, Inc. has completed enrollment in three Phase II trials to evaluate its anti-T cell monoclonal antibody in psoriasis;

o GenMab A/S has announced that its investigational new drug application for HuMax-CD4 for psoriasis has been cleared through the FDA to initiate a Phase II study;

o Abbott Laboratories has announced the commencement of a Phase II psoriasis trial and Phase III psoriatic arthritis trial of its rheumatoid arthritis drug Humira(TM); and

o other companies, including Medarex, Inc., are developing monoclonal antibody or other products for treatment of inflammatory skin disorders.

Currently, there are several companies with marketed biologics that are approved for treating patients with rheumatoid arthritis:

o    Abbott Laboratories markets Humira(TM);

o    Amgen Inc. markets Enbrel(R)and Kineret; and

o Centocor, Inc. is approved to market Remicade(R)to rheumatoid arthritis patients.

In addition to approved products, a number of companies are developing drugs with a biologic mechanism of action for the treatment of rheumatoid arthritis. These companies include GenMab A/S, Biogen, Inc., Celltech Group plc and others.

A number of companies are developing monoclonal antibodies targeting cancers, which may prove more effective than ONYX-015 or the ING-1 antibody.

Although we do not know of any, it is possible that one or more other companies may be developing one or more products based on the same human protein as our NEUPREX(R) product, and these product(s) may prove to be more effective than NEUPREX(R) or receive regulatory approval prior to NEUPREX(R) or any other BPI-derived product developed by XOMA.


Regulatory

XOMA's products are subject to comprehensive preclinical and clinical testing requirements and to approval processes by the FDA and similar authorities in other countries. The Company's products are primarily regulated on a product-by-product basis under the U.S. Food, Drug and Cosmetic Act and Section 351(a) of the Public Health Service Act. Most of the Company's human therapeutic products are or will be classified as biologic products. Approval of a biologic for commercialization requires licensure of the product and the manufacturing facilities. The FDA has announced that it is consolidating its responsibility for reviewing new pharmaceutical products into its Center for Drug Evaluation and Research, the body that currently reviews drug products, combining that operation with part of its biologics review operation, the Center for Biologics Evaluation and Research. Because implementation of this plan began only recently, the Company does not know when or how this change will affect it.

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

Following completion of clinical trials, a BLA is submitted to the FDA to request marketing approval. Internal FDA committees are formed which evaluate the application, including scientific background information, animal and laboratory efficacy studies, toxicology, manufacturing facility and clinical data. During the review process, a dialogue between the FDA and the applicant is established in which FDA questions are raised and additional information is submitted. During the final stages of the approval process, the FDA generally requests presentation of clinical or other data before an FDA advisory committee, at which point, some or all of such data may become available. Also, during the later stages of review, the FDA conducts an inspection of the manufacturing facility to establish that the product is made in conformity with good manufacturing practice ("GMP"). If all outstanding issues are satisfactorily resolved and labeling established, the FDA issues a license for the product and for the manufacturing facility, thereby authorizing commercial distribution.

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

In Europe, most of the Company's human therapeutic products are or will be classified as biologic and would be subject to a single European registration through a centralized procedure. The assessment of the Marketing Authorization Application is carried out by a rapporteur and co-rapporteur appointed by the Committee for Proprietary Medicinal Products ("CPMP"), which is the expert scientific committee of the European Medicines Evaluation Agency ("EMEA").

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

During the period from September of 1994 to December of 2002, the Patent Office issued 63 patents to the Company related to its BPI-related products, including novel compositions, their manufacture, formulation, assay and use. The Company has more than 20 pending patent applications worldwide related to its BPI-related products. Numerous foreign patents have been granted which, along with additional pending foreign patent applications, correspond to the patents issued in the U.S.

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

Between 1992 and 2002, eight patents related to BPI were issued to Incyte Genomics, Inc. ("Incyte") by the Patent Office directed to endotoxin-associated uses of BPI, uses of BPI with polymannuronic acid, and LBP-BPI proteins. Effective as of July of 1998, XOMA is the exclusive licensee of BPI-related patents and applications owned by Incyte, including these seven U.S. patents, one granted European patent and pending applications worldwide.

From January of 1996 to December of 2002, XOMA was issued 10 patents directed to its LBP-related assays and products, including diagnostic and prognostic methods for measuring LBP levels in humans. XOMA has also acquired from Johnson & Johnson an exclusive sublicense to their LBP-related portfolio, including six U.S. patents issued to the discoverers of LBP, Drs. Richard Ulevitch and Peter Tobias, at the Scripps Research Institute in San Diego.

During the period from July of 1991 to December of 2002, the Patent Office issued nine patents to the Company related to its bacterial expression technology, including claims to novel promoter sequences, secretion signal sequences, compositions and methods for expression and secretion of recombinant proteins from bacteria, including immunoglobulin gene products. U.S. Patent No. 5,028,530, issued to the Company, is directed to expression vehicles containing an AraB promoter, host cells and processes for regulated expression of recombinant proteins. U.S. Patent Nos. 5,576,195 and 5,846,818 are related to DNA encoding a pectate lyase signal sequence, recombinant vectors, host cells and methods for production and externalization of recombinant proteins. U.S. Patent Nos. 5,595,898, 5,698,435 and 5,618,920 address secretable immunoglobulin chains, DNA encoding the chains and methods for their recombinant production. U.S. Patent Nos. 5,693,493, 5,698,417 and 6,204,023 relate to methods for recombinant production/secretion of functional immunoglobulin molecules. Numerous foreign patents have been granted which, along with additional pending foreign patent applications, correspond to the patents issued and allowed in the U.S.

If certain patents issued to others are upheld or if certain patent applications filed by others issue and are upheld, the Company may require certain licenses from others in order to develop and commercialize certain potential products incorporating the Company's technology. There can be no assurance that such licenses, if required, will be available on acceptable terms.


Research and License Agreements

XOMA has contracted with a number of academic and institutional collaborators to conduct research and development activities. Under these agreements the Company generally funds either the research and development or evaluation of products, technologies or both, will own or obtain exclusive licenses to products or technologies developed, and may pay royalties on sales of products covered by certain licenses. The rates and durations of such royalty payments vary by product and institution, and range generally for periods from five years to indefinite duration. Aggregate expenses incurred by the Company under all of its research agreements were negligible for each of 2002, 2001 and 2000. The Company has entered into certain license agreements with respect to the following products:

o On August 6, 1990, XOMA entered into a research collaboration and license agreement with NYU whereby XOMA obtained an exclusive license to patent rights for DNA materials and genetic engineering methods for the production of BPI and fragments thereof. BPI is part of the body's natural defense system against infection and XOMA is investigating the use of products based on BPI for various indications. XOMA has obtained an exclusive, worldwide license for the development, manufacture, sale and use of BPI products for all therapeutic and diagnostic uses, and it has paid a license fee and will make milestone payments and pay royalties to NYU on the sale of such products. The license becomes fully paid upon the later of the expiration of the relevant patents or fifteen years after the first commercial sale, subject to NYU's right to terminate for certain events of default.

     Each party has the right to terminate the agreement upon a material breach by the other party of its performance of its obligations under the agreement, subject to customary cure periods. Upon termination of the agreement prior to the expiration of the relevant patents, all rights in and to NYU's intellectual property revert to NYU.

o On July 9, 1998, XOMA entered into a license agreement with Incyte whereby XOMA obtained an exclusive (even as to Incyte), freely sublicenseable, worldwide license to all of Incyte's patent rights relating to BPI. XOMA will pay Incyte a royalty on sales of BPI products covered by the license, up to a maximum of $11.5 million, and made a $1.5 million advance royalty payment, one-half in cash and one-half in XOMA common shares. XOMA also issued warrants to Incyte to purchase 250,000 XOMA common shares at $6.00 per share. As of December 31, 2002, 125,000 of these warrants remain outstanding. Due to offsets against other royalties, XOMA may not ultimately incur increased total BPI royalty payments as a result of this license.

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

A number of risks are inherent in international operations. Foreign regulatory agencies often establish standards different from those in the United States, and an inability to obtain foreign regulatory approvals on a timely basis could have an adverse effect on the Company's international business and its financial condition and results of operations. International operations may be limited or disrupted by the imposition of government controls, export license requirements, political or economic instability, trade restrictions, changes in tariffs, restrictions on repatriating profits, taxation, or difficulties in staffing and managing international operations. In addition, the Company's business, financial condition and results of operations may be adversely affected by fluctuations in currency exchange rates. There can be no assurance that the Company will be able to successfully operate in any foreign market.

The Company was incorporated in Delaware in 1981 and became a Bermuda company effective December 31, 1998 when it completed a shareholder-approved corporate reorganization, changing its legal domicile from Delaware to Bermuda and its name to XOMA Ltd. When referring to a time or period before December 31, 1998, or when the context so requires, the terms "Company" and "XOMA" refer to XOMA Corporation, a Delaware corporation and the predecessor of XOMA Ltd.


Employees

As of December 31, 2002, XOMA employed 229 full-time employees at its Berkeley, California facilities. The Company's employees are engaged in clinical, process development and manufacturing, quality assurance and control, research and product development activities, and in executive, finance and administrative positions. The Company considers its employee relations to be excellent.


Website Access to Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are made available free of charge on our Internet website at www.xoma.com as soon as reasonably practicable after such reports are filed with the U.S. Securities and Exchange Commission.

Item 2.  Properties

XOMA's development and manufacturing facilities are located in Berkeley, California. The Company leases approximately 113,000 square feet of space including approximately 35,000 square feet of research and development laboratories, 48,000 square feet of production and production support facilities and 30,000 square feet of office space. Separately, a 17,000 square foot technology development facility is owned by XOMA.

XOMA is currently producing the rBPI21 ING-1, MLN01 and CAB2 products and has produced Raptiva(TM) for clinical trial and other testing needs at its Berkeley manufacturing facilities, pursuant to a drug manufacturing license obtained from the State of California. The Company bases its manufacturing capability on recombinant DNA technology, that can produce therapeutic products from either mammalian or microbial cells. XOMA has established two 500-liter and three 2,750-liter fermentation trains with associated isolation and purification systems. XOMA does its own formulation and has the capacity to do its own small-scale filling, but contracts with third parties for final sterile filling and finishing.

The principal executive offices of XOMA are located at 2910 Seventh Street, Berkeley, California 94710 U.S.A. (telephone 510-204-7200).

Item 3.  Legal Proceedings

In June of 2001, an action was commenced against the Company and certain of its affiliates styled Biosite Diagnostics Inc. v. XOMA Ltd., et al., No. C-01-2251
(PJH) (N.D. Cal.) (the "Biosite Action"). The action sought declarations that Biosite was not infringing certain XOMA patents and that certain licenses continued in effect despite XOMA's notice of termination thereof. The action sought an injunction against the Company and such affiliates maintaining the license agreements in effect. In July of 2001, the Company, XOMA (Bermuda) Ltd., XOMA Ireland Limited and XOMA Technology Ltd. brought an action against Biosite in the same court. The action, styled XOMA Ltd., et al. v. Biosite Inc., No. C-01-2580 (PJH) (N.D. Cal.) (the "XOMA Action"), sought injunctive relief, compensatory and punitive damages for fraud and misrepresentation, breach of contract, patent infringement, misappropriation and unfair business practices. In September of 2001, the court granted the Company's motion to dismiss the Biosite Action. In November of 2001, Biosite filed counterclaims seeking the same relief as the original Biosite Action and adding claims for breach of contract, breach of covenant of good faith and fair dealing, intentional interference with contracts and with prospective economic advantage, unfair business practices and violation of the Lanham Act. In March of 2002, Biosite filed an amended answer to add additional defenses that certain of the patents at issue were invalid, that certain alleged inequitable conduct on the part of the XOMA entities rendered certain of the patents unenforceable and that alleged patent misuse rendered the patents at issue unenforceable. In June of 2002, XOMA announced that it filed an amended and supplemental complaint against Biosite alleging that Biosite's announced "new" antibody expression technology continued willfully to infringe XOMA's patents and that Biosite's statements regarding it were false and misleading.

By order entered September 13, 2002, all claims and counterclaims in the XOMA Action were dismissed with prejudice pursuant to a settlement agreement between the parties. Other terms of the settlement included a royalty-free license to XOMA to practice certain Biosite patents, assignment to XOMA of Biosite's antibody expression technology that had been announced earlier in 2002, a royalty-free license to Biosite to utilize XOMA's bacterial cell expression technology, an agreement pursuant to which XOMA may receive expression libraries for up to an agreed number of targets it presents to Biosite (without payment or royalty obligations), termination of the existing license to Biosite from XOMA for the LBP diagnostic assay and an exchange of releases.

Item 4.  Submission Of Matters To A Vote Of Security Holders

None.

Officers

The officers of the Company are as follows:


 Name                                             Age       Title
 ----                                             ---       -----

 John L. Castello                                 66        Chairman of the Board, President and
                                                               Chief Executive Officer
 Patrick J. Scannon, M.D., Ph.D.                  55        Senior Vice President, Chief Scientific and Medical
                                                               Officer and Director
 Clarence L. Dellio                               57        Senior Vice President, Chief Operating Officer
 Peter B.  Davis                                  56        Vice President, Finance and Chief Financial
                                                               Officer
 Christopher J. Margolin, Esq.                    56        Vice President, General Counsel and Secretary
 Michel L. E. Bergh, Ph.D.                        51        Vice President, Business Development
 Marc D. Better, Ph.D.                            47        Vice President, Technical Development
 Daniel P. Cafaro                                 46        Vice President, Clinical and Regulatory Affairs
 Ronald H. Carlson, Ph.D.                         50        Vice President, Quality
 Stephen F. Carroll, Ph.D.                        51        Vice President, Scientific and Product Development
 Robert H. Gundel, Ph.D.                          48        Vice President, Preclinical Research
 Tim Sirichoke                                    35        Vice President, Operations
 Charles C. Wells                                 52        Vice President, Human Resources


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

                                               Price Range
                                               -----------
2002:                                      High               Low
-----                                      ----               ---
First Quarter                            $ 12.19            $ 7.51
Second Quarter                              8.51              3.00
Third Quarter                               7.20              3.25
Fourth Quarter                              6.25              3.80

2001:
-----
First Quarter                            $ 13.88            $ 6.03
Second Quarter                             17.75              5.31
Third Quarter                              17.09              6.74
Fourth Quarter                             10.50              6.40

On February 28, 2003, there were approximately 3,128 record holders of XOMA's common shares.

The Company has not paid dividends on its common shares. The Company currently intends to retain any earnings for use in the development and expansion of its business. The Company, therefore, does not anticipate paying cash dividends on its common shares in the foreseeable future (see Note 7 to the Consolidated Financial Statements, "Share Capital").

On December 18, 2002, XOMA issued approximately 1,443,000 of its common shares to Millennium Pharmaceuticals, Inc. for gross proceeds of approximately $7.5 million, pursuant to the existing collaboration and investment arrangement announced in November of 2001. Under the investment agreement, Millennium remains committed to take, at XOMA's option, up to an additional $42.5 million of XOMA's common shares over the next 18 months, at then prevailing market prices in return for cash and retirement of $5.0 million of currently outstanding convertible debt that was issued to Millennium in November of 2001. The sale of common shares to Millennium was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

XOMA continues to use the net proceeds from this sale of common shares principally for the development of two of Millennium's biotherapeutic agents for certain vascular inflammation indications pursuant to our collaboration agreement with Millennium. Pending application of the net proceeds as described above, the Company has invested the remaining net proceeds of the sale in short-term, investment-grade, interest-bearing securities.

Item 6. Selected Financial Data

The following table contains selected financial information including statement of operations and balance sheet data of XOMA for the years 1998 through 2002. The selected financial information has been derived from the audited Consolidated Financial Statements of XOMA. The selected financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below. The data set forth below is not necessarily indicative of the results of future operations

                                                      Year Ended December 31,
                                      -----------------------------------------------------------
                                        2002        2001        2000         1999        1998
                                      ----------  ----------  ----------  ----------  -----------
                                              (In thousands, except per share amounts)
Statement of Operations Data
Total revenues                         $ 29,949    $ 17,279    $  6,659    $  2,361    $  6,345

Total operating cost and
  expenses (1)(2)                        62,026      44,610      36,075      47,534      54,184

Other income (expense), net              (1,170)       (709)          4        (606)        636

Net loss available for common
  shareholders                         $(33,247)   $(28,040)   $(29,412)   $(45,779)   $(47,203)

Net loss per common share              $  (0.47)   $  (0.41)   $  (0.45)   $  (0.87)   $  (1.16)



                                                              December 31,
                                      -----------------------------------------------------------
                                        2002        2001        2000         1999        1998
                                      ----------  ----------  ----------  ----------  -----------
                                                             (In thousands)
Balance Sheet Data
Cash                                   $ 36,262    $ 67,320   $ 35,043    $ 18,539   $ 28,287

Restricted cash                         $ 1,500           -          -           -          -

Total assets                             71,782      86,107     45,212      28,312     37,304

Long-term debt                           63,016      50,980     39,488      34,724     26,513

Redeemable convertible preferences
  shares                                      -           -          -           -      6,440

Accumulated deficit                    (540,876)   (507,629)  (479,589)   (450,177)  (404,343)



__________________

(1) In 2002 and 2001, includes approximately $7.0 million and $1.9 million, respectively, in legal expenses related to our litigation with Biosite Incorporated and certain shareholder litigation. The litigation matters to which these expenses related were settled or otherwise resolved in 2002.

(2) In 1998, includes non-recurring costs of $2.4 million to acquire rights to Incyte's BPI-related patents and $2.5 million of costs related to the change in domicile.


Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001.



                                                       Statement of Operations
                                  -------------------------------------------------------------------
                                                (In thousands, except per share amounts)
                                                           Quarters Ended
                                  March 31           June 30        September 30      December 31
                                  ------------   ----------------  ----------------  ----------------
             2002
             ----
Total revenues                        $ 9,222           $  4,724          $  4,233        $  11,770
Total operating cost and expenses      14,784             14,608            16,117           16,517
Other income (expense), net              (377)              (261)             (378)            (154)
                                  ------------   ----------------  ----------------  ----------------
Net loss                              $(5,939)          $(10,145)         $(12,262)       $  (4,901)
                                  ============   ================  ================  ================
Net loss per common share             $ (0.08)          $  (0.14)         $  (0.17)       $   (0.07)
                                  ============   ================  ================  ================


             2001
             ----
Total revenues                        $ 2,856          $  5,212           $  3,285         $  5,926
Total operating cost and expenses      10,080            11,560             10,164           12,806
Other income (expense), net              (351)             (300)                60             (118)
                                  ------------   ----------------  ----------------  ----------------
Net loss                              $(7,575)         $ (6,648)          $ (6,819)        $ (6,998)
                                  ============   ================  ================  ================
Net loss per common share             $ (0.11)         $  (0.10)          $  (0.10)        $  (0.10)
                                  ============   ================  ================  ================



Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


Overview

XOMA Ltd. ("XOMA" or the "Company") is a biopharmaceutical company that develops and manufactures antibodies and other protein-derived products that target cancer, immunological and inflammatory disorders, and infectious diseases, while leveraging its development and manufacturing infrastructure through collaborations with other companies and research institutions.

The Company's strategy with respect to its proprietary products is to enter into arrangements with established pharmaceutical companies in order to facilitate and finance development and marketing. Assuming timely regulatory approval, which cannot be assured, the successful commercialization of XOMA's products depends to a large extent upon the development and marketing capabilities of its collaborative partners. In addition to developing its own products, the Company also seeks to leverage its preclinical, process development, manufacturing, quality and clinical development capabilities by entering into agreements to collaborate on development of other companies' products.

The Company incurred a net loss in each of the past three years and is expected to continue to operate at a loss until regulatory approval and commencement of commercial sales of its products. The timing of product approvals is uncertain, and there can be no assurance that approvals will be granted or that revenues from product sales will be sufficient to attain profitability.

The Company's current product development programs include:

o Raptiva(TM)(Efalizumab) with Genentech, Inc. ("Genentech"). Previously known as Xanelim(TM), Raptiva(TM)is a humanized anti-CD11a monoclonal antibody developed to treat immune system disorders. In February of 2003, Genentech received formal acknowledgement from the U.S. Food and Drug Administration ("FDA") that it had received the December 2002 submission of the Biologics License Application ("BLA") for marketing approval of Raptiva(TM)in patients with moderate-to-severe plaque psoriasis. The BLA filing is based on efficacy and safety data from three Phase III studies. Genentech has projected a 10-month regulatory review period for Raptiva(TM)in the U.S. with FDA action expected in late 2003. Genentech has granted Serono S.A. ("Serono") exclusive marketing rights to Raptiva(TM)outside the U.S. and Japan. In February of 2003, Serono announced the filing of an application for European Union marketing approval of Raptiva(TM)in moderate-to-severe plaque psoriasis.

     In 2002, XOMA and Genentech initiated a Phase II clinical study of Raptiva(TM) in patients suffering from rheumatoid arthritis. The 240-patient trial has completed enrollment and results will be evaluated after a 24-week treatment period. In January of 2003, Genentech and XOMA announced initiation of a Phase II study to evaluate Raptiva(TM) as a possible treatment for patients with psoriatic arthritis. Genentech and XOMA continue to assess additional indications for Raptiva(TM).

o CAB2 and MLN01 with Millennium Pharmaceuticals, Inc. ("Millennium"). CAB2 and MLN01 are two biotherapeutic agents being developed for certain vascular inflammation indications. Current plans call for completion of preclinical testing and, if successful, commencement of clinical testing in 2003.

o ONYX-015 with Onyx Pharmaceuticals, Inc. ("Onyx"). ONYX-015 is a therapeutic, tumor-selective, modified adenovirus genetically engineered to destroy cancer cells. In 2002, under a strategic process development and manufacturing alliance with Onyx, XOMA scaled up production to 500-liter fermentation scale and improved the manufacturing process for ONYX-015. In January of 2003, Onyx announced the suspension of development activities related to ONYX-015 until it successfully engages a marketing partner. XOMA's agreement with Onyx remains in effect, but at this time it is difficult to estimate the impact on future results of operations.

o NEUPREX(R)with Baxter Healthcare Corporation ("Baxter"). NEUPREX(R)is an injectable formulation of rBPI21, a genetically engineered fragment of human bactericidal/permeability-increasing protein ("BPI"). XOMA completed a Phase III efficacy trial in 1999, testing NEUPREX(R)in pediatric patients with severe meningococcemia, but the data from the trial were deemed not sufficient to file for regulatory approval. Further development of this product is continuing under a license agreement with a division of Baxter, and a Phase II study testing NEUPREX(R)in Crohn's disease completed enrollment in November of 2002 but results are not yet known. Plans for further development, including potentially gaining access to additional resources by collaborating with another pharmaceutical company, are being pursued with Baxter to provide additional resources for development.

o ING-1. ING-1 is a recombinant monoclonal antibody that binds with high affinity to an antigen expressed on epithelial cell cancers (breast, colorectal, prostate and others) and is designed to destroy cancer cells by recruiting the patient's own immune system. Enrollment has been completed in two Phase I studies testing intravenous administration in advanced adenocarcinoma patients. In May of 2002, XOMA announced results of a Phase I clinical study in patients with solid tumors which showed safety and tolerability results that supported further clinical development. The Company is conducting a Phase I study to further evaluate the safety and other features of the drug and to document any observed anti-tumor activity. Phase I dosing and safety studies have been completed for Intravenous administration; a similar study with subcutaneous administration is ongoing. Further product development efforts will be determined based on the results of these studies and any future collaborative arrangements. The ING-1 monoclonal antibody incorporates XOMA's patented Human Engineering(TM)technology, designed to reduce immunogenicity.

o BPI-derived compounds for retinal disorders. Results of in vitro and in vivo studies conducted by Joslin Diabetes Center at Harvard University ("Joslin"), presented in April of 2001 and published in February of 2002, showed that compounds derived from BPI inhibits the function of multiple growth factors involved in blood vessel formation and angiogenesis in the retina while sparing key retinal cells (pericytes). These data suggest that these compounds may have potential for treating retinal disorders. XOMA is conducting further research together with Joslin.

o A BPI-derived compound for acne. This compound is a topical anti-bacterial agent that XOMA investigators are reviewing for possible anti-Propionibacterium acnes properties. Pending favorable results of upcoming toxicology testing, the Company intends to initiate clinical testing in the second half of 2003.


Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The following critical accounting policies are important to our financial condition and results of operations presented in the financial statements and require management to make judgments, assumptions and estimates that are inherently uncertain:


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

Milestone payments under collaborative arrangements are recognized as revenue upon completion of the milestone events, which represent the culmination of the earnings process because the Company has no future performance obligations related to the payment. Milestone payments that require a continuing performance obligation on the part of the Company are recognized over the period of the continuing performance obligation. Amounts received in advance are recorded as deferred revenue until the related milestone is completed.


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

Research and Development Expenses

Research and development expenses consist of direct and research-related allocated overhead costs such as facilities costs, salaries and related personnel costs and material and supply costs. In addition, research and development expenses include costs related to clinical trials to validate our testing processes and procedures and related overhead expenses. From time to time, research and development expenses may include upfront fees and milestones paid to collaborative partners for the purchase of rights to in-process research and development. Such amounts are expensed as incurred. The timing of upfront fees and milestone payments in the future may cause variability in our future research and development expenses.


Results of Operations


Revenues

Total revenues in 2002 were $29.9 million, compared with $17.3 million in 2001 and $6.7 million in 2000.

License fee revenues in 2002 increased to $16.9 million from $4.8 million in 2001 and $3.2 million in 2000. These revenues include "up front" and milestone payments related to the outlicensing of XOMA's products and technologies and other collaborative arrangements. The increase of $12.1 million in 2002 was primarily due to licensing agreements with MorphoSys AG ("MorphoSys"), Dyax Corp. and Cambridge Antibody Technology Limited that did not involve continuing commitments by XOMA and were partially or completely recognized as revenue in 2002 in accordance with our revenue recognition policies. The increase of $1.6 million in 2001 compared with 2000 is primarily due to revenue recognized on deferred license fees attributed to Baxter and Onyx.

During the fourth quarter of 2002, we were notified by MorphoSys of its intention to exercise its option to pay the second installment totaling $4.0 million owed to XOMA under a license agreement with 363,466 of its ordinary shares, which number of shares was determined with reference to the market price of MorphoSys shares at the time of such notice (October 23, 2002). XOMA applied for and on January 31, 2003 was granted an exemption from German withholding tax on the full license fee from MorphoSys. The administrative process in Germany for the issuance of the shares was delayed pending resolution of the withholding tax matter. Now that we have received the tax exemption, MorphoSys has re-initiated the process, but it is not yet complete. Given the delays already encountered, it is difficult to determine when these shares will be received, but the Company's current estimate is prior to the end of the second quarter of 2003.

XOMA has not recorded a provision related to changes in the market value of the shares MorphoSys intends to issue. Since the date of MorphoSys's election on October 23, 2002, the per share closing price for MorphoSys shares has ranged from approximately $4.64 to $15.20. Future market conditions for the shares are difficult to predict and may vary significantly. Therefore, under the provisions of the Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, the Company has determined that the conditions related to the likelihood of the events both probable and reasonably estimable have not been met. If the future value of MorphoSys shares results in an unfavorable outcome for XOMA, the Company's financial position and results of operations would be adversely impacted.

Certain of our license agreements involve continuing performance obligations by XOMA for services, and in these cases the related licensing payments received are recorded as deferred revenue and then recognized as revenue over the period of continuing performance obligation. The following table illustrates the activity in deferred revenue for the years ended December 31, 2002, 2001 and 2000 (in millions):

                                      2002            2001             2000
                                      ----            ----             ----
Beginning deferred revenue                $ 6.5           $ 6.9           $   -
Payments received                           1.5             4.3            10.0
Revenue recognized                         (5.5)           (4.7)           (3.1)
                                  --------------  --------------   -------------
Ending deferred revenue                   $ 2.5           $ 6.5           $ 6.9
                                  ==============  ==============   =============




Of the $2.5 million balance in deferred revenue at December 31, 2002, $1.7 million is expected to be recognized as revenue in 2003 and $0.4 million in 2004 and 2005, respectively. Future amounts may also be impacted by additional consideration received, if any, under existing or any future licensing or other collaborative arrangements.

Revenues from contract services were $13.1 million in 2002, up from $10.1 million in 2001 and $3.4 million in 2000. These revenues relate primarily to service arrangements with Baxter. Future revenue for contract services are dependent upon purchases for research and development activities by Baxter and Onyx that may cause variability in our future revenue.

Product sales revenues, related primarily to supplying NEUPREX(R)?product to Baxter for use in clinical and other testing, were $0.0 million in 2002 compared with $2.4 million in 2001 and $0.1 million in 2000. Revenue for product sales are dependent upon future research and development activities for Baxter that may cause variability in our future revenue.


Research and Development Expenses

In 2002, research and development expense increased to $42.6 million, compared with $35.9 million in 2001 and $30.0 million in 2000. The $6.7 million increase in 2002 compared to 2001 primarily reflected increased spending related to our co-development agreement with Genentech for Raptiva(TM), our collaboration with Millennium for early stage research and development on CAB2 and MLN01 and our collaboration with Onyx. The increase was partially offset by savings on certain earlier stage development programs that were discontinued in the later part of 2001. The $5.9 million increase in 2001 as compared to 2000 reflected spending related to our collaboration with Onyx, which was initiated in early 2001, an initial payment to Millennium in November of 2001 related to a collaboration on Millennium's CAB2 and MLN01 products, and increased spending on certain internal programs.

Our research and development activities can be divided into earlier stage programs, which include molecular biology, process development, pilot-scale production and preclinical testing, and later stage programs, which include clinical testing, regulatory affairs and manufacturing clinical supplies. The costs associated with these programs approximate the following (in millions):

                                2002            2001            2000
                                ----            ----            ----
Earlier stage programs             $ 18.2          $ 14.0           $ 9.6
Later stage programs                 24.4            21.9            20.4
                            --------------  --------------  --------------
Total                              $ 42.6          $ 35.9          $ 30.0
                            ==============  ==============  ==============



Our research and development activities can be divided into those related to our internal projects and those related to collaborative arrangements. The costs related to internal projects versus collaborative arrangements approximate the following (in millions):

                                     2002           2001            2000
                                     ----           ----            ----
Internal projects                       $ 17.9         $ 22.2          $ 14.3
Collaborative arrangements                24.7           13.7            15.7
                                 -------------- --------------  --------------
Total                                   $ 42.6         $ 35.9          $ 30.0
                                 ============== ==============  ==============



For 2002, 2001 and 2000, no single project accounted for more than 30% of our total research and development costs for that year. For each of 2002 and 2001, only Raptiva(TM) accounted for more than 20% of our total research and development costs for that year. For 2000, only Raptiva(TM) and NEUPREX(R) accounted for more than 20% of our total research and development costs for that year.

The following table contains information regarding the products for which we are incurring research and development expenses, including indications, FDA regulatory status and names of our collaborators, if any:


---------------------------------------------------------------------------------------------------------------
Program                   Description                 Indication                 Status*         Collaborator
---------------------------------------------------------------------------------------------------------------
Raptiva(TM)               Humanized anti-CD11a        Moderate-to-severe         BLA Submitted   Genentech
(Efalizumab)              monoclonal antibody         plaque psoriasis           December  2002
                                                      -----------------------------------------------------------
                                                      Rheumatoid arthritis       Phase II/III    Genentech

                                                      -----------------------------------------------------------
                                                      Psoriatic arthritis        Phase II        Genentech

---------------------------------------------------------------------------------------------------------------
CAB2                      Recombinant fusion          Cardiopulmonary bypass     Preclinical     Millennium
                          protein complement          surgeries
                          inhibitor
---------------------------------------------------------------------------------------------------------------
MLN01                     Humanized monoclonal        Vascular inflammation      Preclinical     Millennium
                          antibody                    indications
---------------------------------------------------------------------------------------------------------------
ONYX-015                  Genetically modified        Head and neck cancer       Phase III       Onyx
                          adenovirus                                             **
---------------------------------------------------------------------------------------------------------------
NEUPREX(R)                IV formulation of           Crohn's disease            Phase II        Baxter
                          rBPI21, a modified
(Opebacan)                recombinant fragment of
                          bactericidal/permeability-
                          increasing protein(rBPI21)
---------------------------------------------------------------------------------------------------------------
ING-1                     Human                       Adenocarcinomas            Phase I         Available for
                          Engineered(TM)                                                         licensing
                          antibody to Ep-CAM
---------------------------------------------------------------------------------------------------------------
Other BPI-Derived         Anti-angiogenic             Retinal disorders          Preclinical     Available for
Compounds                                                                                        licensing
                          -------------------------------------------------------------------------------------
                          Topical antibacterial       Acne                       Preclinical     In-house
                          protein fragment
---------------------------------------------------------------------------------------------------------------


*    Research: in vitro studies; Preclinical: in vivo studies
** In January of 2003, Onyx announced the suspension of development activities related to ONYX-015 until it successfully engages a marketing partner

We currently anticipate that research and development spending will increase in 2003, due primarily to increased spending on Raptiva(TM), CAB2 and MLN01. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time. Generally speaking, biopharmaceutical development includes a series of steps, including in vitro and in vivo preclinical testing, and Phase I, II and III clinical studies in humans. Each of these steps is typically more expensive than the previous step, but actual timing and the cost to XOMA depend on the product being tested, the nature of the potential disease indication, and also on the terms of any collaborative arrangements with other companies. After successful conclusion of all of these steps, regulatory filings for approval to market the products must be completed, including approval of manufacturing processes and facilities for the product. Our research and development expenses currently include costs of personnel, supplies, facilities and equipment, consultants, patent expenses, and third party costs related to preclinical and clinical testing.

Our most advanced product is Raptiva(TM). In December of 2002, Genentech and XOMA submitted a Biologics License Application ("BLA") to the U.S. Food and Drug Administration for marketing approval of Raptiva(TM) in patients with moderate-to-severe plaque psoriasis. The BLA filing is based on efficacy and safety data from three Phase III studies of Raptiva(TM) in moderate-to-severe plaque psoriasis patients. We have also initiated separate Phase II studies testing Raptiva(TM) in patients suffering from rheumatoid arthritis and psoriatic arthritis. If these latter clinical trials are successful, one or more additional trials may be required before regulatory approval.

Two of Millennium's biotherapeutic agents, CAB2 and MLN01, are being developed for certain vascular inflammation indications pursuant to a collaboration agreement with Millennium that was announced in November of 2001. Current plans call for completion of early stage development work for both products, and if successful, may lead to clinical testing in 2003.

XOMA is working under a process development and manufacturing agreement to support the development of Onyx's ONYX-015 product, which is in Phase III testing in patients with head and neck cancer. The term of this agreement continues through January of 2006, with options to extend for additional periods. Along with a facility occupancy fee and potential milestone payments, XOMA's spending under this agreement is billed back to Onyx on a "cost-plus" basis. In January of 2003, Onyx announced the suspension of development activities related to ONYX-015 until it successfully engages a marketing partner. Onyx continues to seek a marketing partner for ONYX-015. Our current planning assumption anticipates that research and development spending and the related billing to ONYX will decrease in 2003. XOMA's agreement with Onyx remains in effect, but at this time it is difficult to estimate the impact on XOMA's future results of operations.

NEUPREX(R), also known as rBPI21, is a genetically-engineered fragment of a particular human protein. We completed a Phase III efficacy clinical trial in 1999, testing NEUPREX(R) in patients with severe pediatric meningococcemia, but the data from the trial were determined not to be sufficient to file for regulatory approval. Further development of this product is continuing under a license agreement with a division of Baxter Healthcare Corporation. Enrollment of patients has been completed in a Phase II study testing NEUPREX(R) in Crohn's disease, but the results are not yet known. We are providing the product for testing. Plans for further development, including a potential collaboration with another pharmaceutical company, are being pursued with Baxter to provide additional resources for development.

ING-1 is a Human Engineered(TM) recombinant monoclonal antibody that binds with high affinity to an antigen expressed on epithelial cell cancers (breast, colorectal, prostate and others) and is designed to destroy cancer cells by recruiting the patient's own immune system. Extensive studies have found high levels of Ep-CAM expressed on the majority of breast, lung, prostate, pancreas, and ovarian adenocarcinoma cells.

In August of 2000, the Company filed an investigational new drug ("IND") for testing ING-1 in a variety of cancers. In October of 2000, XOMA initiated a Phase I safety, pharmacokinetics and immunogenicity clinical study in patients with advanced adenocarcinomas; results of that study demonstrated safety and tolerability that support further clinical development. The Company is conducting a Phase I study to further evaluate the safety and other features of the drug and to document any observed anti-tumor activity. Phase I dosing and safety studies have been completed for intravenous administration; a similar study with subcutaneous administration is ongoing. The results of these studies and any future collaborative arrangements will determine further product development efforts.

XOMA has a number of other products at various stages of preclinical development, including BPI-derived compounds targeting retinal disease and acne, that may move into clinical testing in the future if warranted.


Marketing, General and Administrative Expenses

In 2002, marketing, general and administrative expenses increased to $19.4 million compared with $8.7 million in 2001 and $6.1 million in 2000. The most significant component of these increases was legal expenses related to our litigation with Biosite Incorporated and certain shareholder litigation, which totaled approximately $7.0 million in 2002 and $1.9 million in 2001. The litigation matters to which these expenses related were settled or otherwise resolved in 2002. Spending in 2002 also increased for XOMA's share of marketing expenses related to pre-launch activities for Raptiva(TM). These marketing, general and administrative expenses are expected to be higher in 2003, due to expanded pre-launch activities for Raptiva(TM).


Investment and Other Income

Investment income decreased by $1.1 million in 2002 compared with 2001, reflecting lower cash investment balances and lower interest rates. Investment income was $0.7 million less in 2001 than in 2000, as higher average cash balances were more than offset by lower interest rates. Investment income in 2003 is expected to decrease slightly due to lower interest rates and lower average cash balances.


Interest and Other Expense

Interest expense decreased by $0.7 million in 2002 compared with 2001, and consisted of interest on the convertible notes due to Genentech and Millennium. This decrease of $0.7 million versus 2001was due to lower interest rates offset, in part, by higher loan balances. The convertible subordinated note to Genentech is due and payable in 2005 and compounds interest semi-annually at a rate of LIBOR plus 1% (3.0% at December 31, 2002), and the convertible note to Millennium is due and payable in a single installment in May 2003 and bears interest at LIBOR (2.6% , LIBOR rate as of November 26, 2001). In 2001and 2000, interest expense mainly consisted of interest on the convertible subordinated note due to Genentech. Interest expense in 2003 is expected to increase due to the higher convertible note balance due Genentech.


Liquidity and Capital Resources

Cash, cash equivalents, short-term investments and restricted cash decreased by $29.4 million to $38.2 million at December 31, 2002. In 2002, financing activities of $15.4 million include $7.1 million of net proceeds from the issuance of common shares under the terms of our investment agreement with Millennium and $7.7 million net funding from Genentech under our development agreement. Subsequent to December 31, 2002, we paid off a $0.8 million capital lease obligation and restrictions on the $1.5 million of cash were released. The Company's cash, cash equivalents and short-term investments are expected to decrease through 2003, except to the extent that the Company may utilize debt funding by Genentech for XOMA's share of Raptiva(TM) development and marketing costs, obtain additional funding under the terms of our investment agreement with Millennium or secure additional sources of funding.

Net cash used in operating activities was $34.8 million in 2002, compared with $22.4 million in 2001 and $23.2 million in 2000. The increase in 2002 primarily reflected higher net operating losses as a result of higher marketing expenses, related to the pre-launch activities for Raptiva(TM) and litigation expenses. The increase in cash used in operating activities in 2001 compared with 2000 reflected reduced losses and favorable working capital movements, offset by a non-recurring $10 million initial payment received from Baxter in 2000, related to the licensing of NEUPREX(R). Revenue from this initial payment was deferred and is being recognized over the period of continuing performance obligation, which period is estimated to be 36 months.

Net cash used in investing activities for 2002, 2001 and 2000 were $11.6 million, $7.1 million and $1.0 million, respectively. The increases in 2002 and 2001 are primarily due to costs of renovating and expanding our manufacturing and warehouse facilities and other infrastructure improvements. Capital spending is expected to be significantly lower in 2003. Additionally, investing activities for 2002 include $1.5 million used to satisfy a restricted cash requirement related to short-term loan agreement.

Net cash provided by financing activities was $15.4 million in 2002, compared with $61.8 million in 2001 and $40.7 million in 2000. The decrease in 2002 compared with 2001 and 2000 reflected no additional funding from underwritten stock offerings. In 2002, financing activities included $7.1 million net proceeds from the issuance of common shares under the terms of our investment agreement with Millennium and $7.7 million net funding from Genentech under our development agreement. Total debt financing from Millennium and Genentech was $12.2 million and $5.8 million in 2001 and 2000, respectively.

As of December 31, 2002, future contractual obligations are as follows (in thousands):


                  Short-term      Capital       Operating     Convertible       Total
                     Loan          Leases         Leases        Notes *
                --------------- -------------- -------------- -------------- --------------
     2003        $   790         $  785          $ 2,850        $ 5,146        $  9,571
     2004              -            572            2,894              -           3,466
     2005              -            221            2,890         63,016          66,127
     2006              -              -            2,900              -           2,900
     2007              -              -            2,730              -           2,730
  Thereafter           -              -              708              -             708
                --------------- -------------- -------------- -------------- --------------
    Total        $   790         $1,578          $14,972       $ 68,162        $ 85,502
                =============== ============== ============== ============== ==============



_______________________

* The amount due in 2005 relates to XOMA's agreement with Genentech. This amount is due at the earlier of April of 2005 or the first product approval (which could be before the end of 2003) and can be repaid in the form of cash or XOMA preference shares (see Note 7 to the Consolidated Financial Statements, "Share Capital").

The present outlook is for higher losses in 2003 than recorded in 2002, primarily due to increased expenses on Raptiva(TM) and on the Millennium collaboration, as well as lower licensing and contract services revenue. The Company's strategy is to attempt to continue broadening its product pipeline through additional development collaborations such as its arrangements with Genentech, Onyx and Millennium. To support these activities the Company expanded its manufacturing capacity and other development capabilities during 2001 and 2002. For example, the Company relocated its technical development and pilot plant facilities from Santa Monica to Berkeley in 2001 to improve efficiencies. XOMA also installed a third 2750-liter fermentation line in its Berkeley production facility, which became operational in the second half of 2002.

Based on current spending levels, anticipated revenues, debt financing provided by Genentech for XOMA's share of Raptiva(TM) development and marketing costs, and financing commitments from Millennium under the collaborative agreement between the companies, the Company estimates it has sufficient cash resources to meet its operating needs through at least the end of 2004. Any significant revenue shortfalls, or increases in planned spending on development programs could shorten this period. Any change in spending on Raptiva(TM) should have no impact on liquidity due to the Company's financing arrangement with Genentech. Approval of Raptiva(TM) during this period would be expected to improve operating cash flow, but require repayment in cash or stock of amounts owed to Genentech. Additional licensing arrangements or collaborations or otherwise entering into new equity or other financing arrangements, could extend this period. In December of 2002, Genentech and XOMA submitted a BLA to the U.S. Food and Drug Administration for marketing approval of Raptiva(TM) for the treatment of moderate-to-severe plaque psoriasis. The timeliness of review of the BLA by the FDA may have a material impact on the Company's cash flow, and its ability to raise new funding on acceptable terms. Progress or setbacks by potentially competing products may also affect XOMA's ability to raise new funding on acceptable terms. For a further discussion of the risks related to our business and their effects on our cash flow and ability to raise new funding on acceptable terms, see "Forward-Looking Statements And Cautionary Factors That May Affect Future Results" included in this Item 7 below.

Although operations are influenced by general economic conditions, the Company does not believe that inflation had a material impact on financial results for the periods presented. The Company believes that it is not dependent on materials or other resources that would be significantly impacted by inflation or changing economic conditions in the foreseeable future.


Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 (or FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company's adoption of the disclosure requirements in Novemver of 2002 and the recognition requirements in January of 2003 of FIN 45 neither had nor is anticipated to have a material impact on the Company's results of operations and financial position.

In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company's adoption of the disclosure requirements in January of 2003 and ultimate adoption of the recognition requirements of FIN 46 did not and is not anticipated to have a material impact on the Company's financial position or result of operations.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." FAS 148 amends FAS 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), "Accounting for Stock Issued to Employees," to account for employee stock options.

In November of 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (referred to as EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its consolidated financial statements.


Non-Audit Services Performed by Independent Auditors

The Company's audit committee has approved certain non-audit services provided or to be provided by Ernst & Young LLP, the Company's independent auditors. These services include consultation services relating to the Company's preparation for internal control reporting under Section 404 of the Sarbanes Oxley Act of 2002, general accounting matters and tax matters; audit services required by certain foreign jurisdictions and relating to the Company's 401(k) plan; and review services relating to a pending systems upgrade.


Forward-Looking Statements And Cautionary Factors That May Affect Future Results

Certain statements contained herein related to the estimated size of the Company's loss for 2003, the relative size of various financial items for 2003, the sufficiency of its cash resources, existing and potential collaborative and licensing relationships and current plans for product development including the progress of clinical trials and the regulatory process, as well as timing of clinical trials and regulatory filings and approvals, or that otherwise relate to future periods, are "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on the Company's current beliefs as to the outcome and timing of future events, and actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events that may not prove accurate. Among other things, the actual loss for 2003 could be higher depending on revenues from licensees and collaborators, the size and timing of expenditures and whether there are unanticipated expenditures; the relative size of a particular financial item could be higher or lower in the event of unanticipated scientific, regulatory, collaborative or other developments; the sufficiency of cash resources could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated or if funds are not available; and regulatory approvals could be delayed or denied as a result of safety or efficacy issues regarding the products being tested, action, inaction or delay by the FDA, European or other regulators, or issues relating to analysis, interpretation or submission of scientific data. These and other risks, including those related to changes in the status of existing collaborative relationships, availability of additional licensing or collaboration opportunities, the timing or results of pending and future clinical trials, the ability of collaborators and other partners to meet their obligations, market demand for products, actions by the FDA or the U.S. Patent and Trademark Office, scale-up and marketing capabilities, competition, international operations, share price volatility, the Company's financing needs and opportunities, uncertainties regarding the status of biotechnology patents, uncertainties as to the costs of protecting intellectual property and risks associated with our status as a Bermuda company are described in more detail in the remainder of this section.


None Of Our Therapeutic Products Have Received Regulatory Approval; If Our Products Do Not Receive Regulatory Approval, Neither We Nor Our Third Party Collaborators Will Be Able To Manufacture And Market Them

Even our most advanced therapeutic product has not received regulatory approval. Our products cannot be manufactured and marketed in the United States and other countries without required regulatory approvals. The United States government and governments of other countries extensively regulate many aspects of our products, including:

o    testing

o    manufacturing

o    promotion and marketing and

o    exporting.

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe that our products will be regulated by the FDA as biologics. The FDA has announced that it is consolidating its responsibility for reviewing new pharmaceutical products into its Center for Drug Evaluation and Research, the body that currently reviews drug products, combining that operation with part of its biologics review operation, the Center for Biologics Evaluation and Research. Because implementation of this plan began only recently, we do not know when or how this change will affect us. State regulations may also affect our proposed products.

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

For example,

o in 1996, we and Genentech began testing Raptiva(TM)(Efalizumab, formerly Xanelim(TM)) in patients with moderate-to-severe psoriasis. In April of 2002, we and Genentech announced that a pharmacokinetic study conducted on Raptiva(TM)comparing XOMA-produced material and Genentech-produced material did not achieve the pre-defined statistical definition of comparability, and the FDA requested that another Phase III study be completed before the filing of a Biologics License Application for Raptiva(TM), delaying the filing of a Biologics Licensing Application with the FDA for Raptiva(TM)beyond the previously-planned time frame of summer 2002. In September of 2002, we and Genentech announced the results of the additional Phase III study which achieved its primary efficacy endpoint. In December of 2002, Genentech submitted a Biologics License Application for Raptiva(TM)for the treatment of moderate-to-severe plaque psoriasis, which was accepted by the FDA in February of 2003. Genentech has projected a 10-month regulatory review period, which could potentially lead to FDA action in late 2003. However, we do not yet know what issues the FDA may raise with respect to efficacy or safety of the drug or other elements of the application. We have also completed enrollment in a Phase II study of Raptiva(TM)in patients suffering from rheumatoid arthritis. We do not know whether there will be follow-on studies, and if there are such follow-on studies we do not know whether any such studies will be sufficient for regulatory approval. We have also announced the initiation of enrollment in a Phase II study of Raptiva(TM)as a possible treatment for patients with psoriatic arthritis. We do not know whether or when any such testing will demonstrate product safety and efficacy in these patient populations or result in regulatory approval.

o in December of 1992, we began human testing of our NEUPREX(R)product, a genetically-engineered fragment of a particular human protein, and have licensed certain worldwide rights to Baxter. In April of 2000, members of the FDA and representatives of XOMA and Baxter discussed results from the Phase III trial that tested NEUPREX(R)in pediatric patients with a potentially deadly bacterial infection called meningococcemia, and senior representatives of the FDA indicated that the data presented were not sufficient to support the filing of an application for marketing approval at that time. Because neither we nor Baxter have generated any additional data or completed any further analysis, we do not know whether we will be able to supply such additional data. If we conduct an additional trial to provide the requested additional data, we will not know whether the results will be adequate for approval until the trial has been completed and the resulting data reviewed by the FDA. In November of 2002, Baxter completed enrollment in a Phase II study with NEUPREX(R)in Crohn's disease patients, but because we do not know the results, we do not know whether the results will justify further development.

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

Based on current spending levels, anticipated revenues, debt financing provided by Genentech for our share of Raptiva(TM) development and marketing costs, and financing commitments from Millennium under the collaborative agreement between the companies, we estimate we have sufficient cash resources to meet our operating needs through at least the end of 2004. However, to the extent we experience changes in the timing or size of expenditures or unanticipated expenditures, or if our collaborators do not meet their obligations to us or anticipated revenues otherwise do not materialize, these funds may not be adequate for this period. As a result, we do not know whether:

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

Specifically, although changes in spending on Raptiva(TM) should not impact liquidity due to our financing arrangement with Genentech and FDA approval of Raptiva(TM) would generally be expected to improve operating cash flow, such approval will also require repayment in cash or shares of amounts owed to Genentech (approximately $63.0 million as of December 31, 2002). In addition, any delays in the review by the FDA of the Biologics License Application for Raptiva(TM) may have a material impact on our cash flow and on our ability to raise new funding on acceptable terms.


The Financial Terms Of Some Of Our Existing Collaborative Arrangements Could Result In Dilution Of Our Share Value

We have financed, and anticipate continuing to finance, our most significant development program, Raptiva(TM), principally by borrowing from Genentech, and this debt is convertible at XOMA's option into our common shares. The outstanding amount of such debt as of December 31, 2002 was approximately $63.0 million. This debt will come due at the earlier of April of 2005 or first product approval (which could be before the end of

2003). Unless we secure substantial alternative financing, it is likely that some or all of this debt, as well as some or all of any convertible debt issued in the future as part of this financing arrangement, will be converted into equity when it comes due rather than be repaid in cash, resulting in the issuance of additional common shares.

Our financing arrangement with Millennium includes a $5.0 million convertible note we issued to Millennium in November of 2001, which comes due in May of 2003 and may be converted into common shares at that time. In addition, we have the option to issue up to $42.5 million worth of common shares to Millennium over the next 18 months, including the conversion of current outstanding convertible debt. The total amount issuable in 2003, including debt conversion, could be $27.5 million.

These arrangements, as well as future arrangements we may enter into with similar effect, could result in dilution in the value of our shares.


Because All Of Our Products Are Still In Development, We Have Sustained Losses In The Past And We Expect To Sustain Losses In The Future

We have experienced significant losses and, as of December 31, 2002, we had an accumulated deficit of $540.9 million.

For the year ended December 31, 2002, we had a net loss of approximately $33.2 million, or $0.47 per common share (basic and diluted). We expect to incur additional losses in the future, primarily due to increased expenses on Raptiva(TM) and on the Millennium collaboration, as well as lower licensing and contract services revenue.

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

o In April of 1996, we and Genentech entered into an agreement whereby we agreed to co-develop Genentech's humanized monoclonal antibody product Raptiva(TM). In April of 1999, the companies extended and expanded the agreement.

o In January of 2000, we licensed the worldwide rights to all pharmaceutical compositions containing a particular human protein for treatment of meningococcemia and additional potential future human clinical indications to Baxter.

o In January of 2001, we entered into a strategic process development and manufacturing alliance with Onyx Pharmaceuticals, Inc. pursuant to which we are scaling up production to commercial volume to manufacture one of Onyx's cancer products.

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

Specifically, in January of 2003, Onyx announced suspension of development activities, including manufacturing, related to the product that is the subject of our alliance while Onyx seeks a marketing partner for the product to enable it to reinitiate development, and we are not involved in assisting Onyx in this process. In addition, plans for further development, including a potential collaboration with another pharmaceutical company, are being pursued with Baxter to provide additional resources for development. Because these efforts are on-going, we do not know whether any additional partners or resources will be found in either of these situations.

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

As a biopharmaceutical company, we have experienced significant volatility in our common shares. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. From December 31, 2001 through March 10, 2003, our share price has ranged from a high of $12.19 to a low of $2.84. On March 10, 2003, the last reported sale price of the common shares as reported on the Nasdaq National Market was $3.41 per share. Factors contributing to such volatility include, but are not limited to:

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

The same factors that affect us directly because we are a biotechnology company can also adversely impact us indirectly by affecting the ability of our collaborators, partners and others we do business with to meet their obligations to us or our ability to realize the value of the consideration provided to us by these other companies. For example, in connection with our licensing transaction with MorphoSys AG, MorphoSys has announced that it has exercised its option to pay a portion of the license fee owed to us in the form of equity securities of MorphoSys. The administrative process in Germany that is required in order for these shares to be issued has not yet been completed and the future value of those shares is subject both to market risks affecting our ability to realize the value of those shares and more generally to the business and other risks to which the issuer of those shares is subject. Since the date of MorphoSys' election on October 23, 2002, the per share closing price for MorphoSys shares has ranged from approximately $4.64 to $15.20, which demonstrates the volatility of these shares in the current market.


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


If Our And Our Partners' Patent Protection For Our Principal Products And Processes Is Not Enforceable, We May Not Realize Our Profit Potential

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

The Patent Office has issued approximately 63 patents to us related to our products based on human bactericidal permeability-increasing protein, which we call BPI, including novel compositions, their manufacture, formulation, assay and use. In addition, we are the exclusive licensee of BPI-related patents and applications owned by New York University and Incyte Pharmaceuticals Inc. The Patent Office has also issued nine patents to us related to our bacterial expression technology.

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


Protecting Our Intellectual Property Can Be Costly And Expose Us To Risks Of Counterclaims Against Us

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

These factors may enable others to develop products and processes competitive with or superior to our own or those of our collaborators. In addition, a significant amount of research in biotechnology is being carried out in universities and other non-profit research organizations. These entities are becoming increasingly interested in the commercial value of their work and may become more aggressive in seeking patent protection and licensing arrangements.

Furthermore, positive or negative developments in connection with a potentially competing product may have an adverse impact on our ability to raise additional funding on acceptable terms. For example, if another product is perceived to have a competitive advantage, or another product's failure is perceived to increase the likelihood that our product will fail, then investors may choose not to invest in us on terms we would accept or at all.

Without limiting the foregoing, we are aware that:

o Biogen Inc. has announced that the FDA has approved Amevive(R)to treat moderate-to-severe chronic plaque psoriasis in adult patients who are candidates for systematic therapy or phototherapy;

o Centocor Inc., a unit of Johnson & Johnson, has announced that it has tested its rheumatoid arthritis and Crohn's disease drug, Remicade(R), in psoriasis showing clinical benefits (and it has been announced that the drug has shown promising results in patients with psoriatic arthritis);

o it has been announced that Amgen Inc. tested its rheumatoid arthritis and psoriatic arthritis drug, Enbrel(R), in a Phase III clinical trial in patients with moderate-to-severe plaque psoriasis, meeting the primary endpoint and all secondary endpoints;

o MedImmune, Inc. has completed enrollment in three Phase II trials to evaluate its anti-T cell monoclonal antibody in psoriasis;

o GenMab A/S has announced that its investigational new drug application for HuMax-CD4 for psoriasis has been cleared through the FDA to initiate a Phase II study;

o Abbott Laboratories has announced the commencement of a Phase II psoriasis trial and Phase III psoriatic arthritis trial of its rheumatoid arthritis drug Humira(TM); and

o other companies, including Medarex, Inc., are developing monoclonal antibody or other products for treatment of inflammatory skin disorders.

Currently, there are several companies with marketed biologics that are approved for treating patients with rheumatoid arthritis:

o    Abbott Laboratories markets Humira(TM);

o    Amgen Inc. markets Enbrel(R)and Kineret; and

o Centocor Inc. is approved to market Remicade(R)to rheumatoid arthritis patients.

In addition to approved products, a number of companies are developing drugs with a biologic mechanism of action for the treatment of rheumatoid arthritis. These companies include GenMab A/S, Biogen, Inc., Celltech Group plc and others.

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


As We Do More Business Internationally, We Will Be Subject To Additional Political, Economic and Regulatory Uncertainties

We may not be able to successfully operate in any foreign market. We believe that, because the pharmaceutical industry is global in nature, international activities will be a significant part of our future business activities and that, when and if we are able to generate income, a substantial portion of that income will be derived from product sales and other activities outside the United States. Foreign regulatory agencies often establish standards different from those in the United States, and an inability to obtain foreign regulatory approvals on a timely basis could put us at a competitive disadvantage or make it uneconomical to proceed with a product's development. International operations may be limited or disrupted by:

     o    imposition of government controls
     o    export license requirements
     o    political or economic instability
     o    trade restrictions
     o    changes in tariffs
     o    restrictions on repatriating profits
     o    exchange rate fluctuations
     o    withholding and other taxation and
     o    difficulties in staffing and managing international operations.

Because We Are A Relatively Small Biopharmaceutical Company With Limited Resources, We May Not Be Able To Attract And Retain Qualified Personnel, And The Loss Of Key Personnel Could Delay Or Prevent Achieving Our Objectives

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. There is intense competition for such personnel. Our research, product development and business efforts would be adversely affected by the loss of one or more of key members of our scientific or management staff, particularly our executive officers: John L. Castello, our Chairman of the Board, President and Chief Executive Officer; Patrick J. Scannon, M.D., Ph.D., our Senior Vice President and Chief Scientific and Medical Officer; Clarence L. Dellio, our Senior Vice President and Chief Operating Officer; Peter B. Davis, our Vice President, Finance and Chief Financial Officer; and Christopher J. Margolin, our Vice President, General Counsel and Secretary. We have employment agreements with Mr. Castello, Dr. Scannon and Mr. Davis. We currently have no key person insurance on any of our employees.


Even If We Bring Products To Market, We May Be Unable To Effectively Price Our Products Or Obtain Adequate Reimbursement For Sales Of Our Products, Which Would Prevent Our Products From Becoming Profitable.

If we succeed in bringing our product candidates to the market, they may not be considered cost-effective, and reimbursement to the patient may not be available or may not be sufficient to allow us to sell our products on a competitive basis. In both the United States and elsewhere, sales of medical products and treatments are dependent, in part, on the availability of reimbursement to the patient from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for pharmaceutical products and services. Our business is affected by the efforts of government and third-party payors to contain or reduce the cost of health care through various means. In the United States, there have been and will continue to be a number of federal and state proposals to implement government controls on pricing. In addition, the emphasis on managed care in the United States has increased and will continue to increase the pressure on the pricing of pharmaceutical products. We cannot predict whether any legislative or regulatory proposals will be adopted or the effect these proposals or managed care efforts may have on our business.


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

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. XOMA does not use derivative financial instruments in its investment portfolio. By policy, the Company places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances. The Company classifies its cash equivalents or short-term investments as fixed rate if the rate of return on an instrument remains fixed over its term. As of December 31, 2002, all cash equivalents and short-term investments are classified as fixed rate.

XOMA also has a long-term convertible subordinated note due to Genentech in 2005. Interest on this note of LIBOR plus 1% is reset at the end of June and December each year and, therefore, variable.

The table below presents the amounts and related weighted interest rates of the Company's cash equivalents at December 31, 2002:


                                                                    Fair Value           Average
                                              Maturity            (in thousands)      Interest Rate
                                           --------------------------------------------------------
Cash equivalents, fixed rate                    Daily               $ 36,262              1.14%



Other Market Risk. At December 31, 2002, the Company had convertible notes outstanding, which is convertible into common shares based on the market price of the Company's common shares at the time of conversion. A 10% decrease in the market price of the Company's common shares would increase the number of shares issuable upon conversion of either security by approximately 11%. An increase in the market price of Company common shares of 10% would decrease the shares issuable by approximately 9%. (See Note 4 to the Consolidated Financial Statements.)

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

                                    PART III

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Not Applicable.

Item 10. Directors And Executive Officers Of The Registrant

The section labeled "Item 1 -- Election of Directors" appearing in the Company's proxy statement for the 2003 annual general meeting of shareholders is incorporated herein by reference. Certain information concerning the Company's executive officers is set forth in Part I of this Report on Form 10-K.

Item 11. Executive Compensation

The section labeled "Compensation of Executive Officers" appearing in the Company's proxy statement for the 2003 annual general meeting of shareholders is incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Shareholder Matters

The section labeled "Share Ownership" appearing in the Company's proxy statement for the 2003 annual general meeting of shareholders is incorporated herein by reference.

Item 13. Certain Relationships And Related Transactions

The section labeled "Certain Transactions" appearing in the Company's proxy statement for the 2003 annual general meeting of shareholders is incorporated herein by reference.

Item 14. Controls And Procedures

Under the supervision and with the participation of our management, including our Chairman of the Board, President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days before the filing date of this report. Based on this evaluation, our Chairman of the Board, President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be disclosed in our periodic SEC filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules And Reports On Form 8-K

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

          (3)  Exhibits:

               See "Index to Exhibits."

     (b) Reports on Form 8-K:

          Amendment No. 2 to Current Report on Form 8-K/A dated and filed October 24, 2002.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March 2003.


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


Signature                                     Title                                        Date

/s/ John L. Castello                          Chairman of the Board, President             March 14, 2003
-----------------------------                 and Chief Executive Officer
(John L. Castello)

/s/ Patrick J. Scannon                        Director, Senior Vice President and Chief    March 14, 2003
-----------------------------                 Scientific and Medical Officer
(Patrick J. Scannon)

/s/ Peter B. Davis                            Vice President, Finance and                  March 14, 2003
-----------------------------                 Chief Financial Officer (Principal
(Peter B. Davis)                              Financial and Accounting Officer)


/s/ James G. Andress                          Director                                     March 14, 2003
-----------------------------
(James G. Andress)

/s/ William K. Bowes, Jr.                     Director                                     March 14, 2003
-----------------------------
(William K. Bowes, Jr.)

/s/ Arthur Kornberg                           Director                                     March 14, 2003
-----------------------------
(Arthur Kornberg)

/s/ Steven C. Mendell                         Director                                     March 14, 2003
-----------------------------
(Steven C. Mendell)

/s/ W. Denman Van Ness                        Director                                     March 14, 2003
-----------------------------
(W. Denman Van Ness)

/s/ Patrick J. Zenner                         Director                                     March 14, 2003
-----------------------------
(Patrick Zenner)


                                 Certifications

     I, JOHN L. CASTELLO, certify that:

1.   I have reviewed this annual report on Form 10-K of XOMA Ltd.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 14, 2003                   By:  /s/ JOHN L. CASTELLO
                                             -------------------------------
                                        John L. Castello
                                        Chairman of the Board, President and
                                        Chief Executive Officer

     I, PETER B. DAVIS, certify that:

1.   I have reviewed this annual report on Form 10-K of XOMA Ltd.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003                 By:  /s/ PETER B. DAVIS
                                           -------------------------------
                                      Peter B. Davis
                                      Vice President, Finance and
                                      Chief Financial Officer

Index To Financial Statements

                                                                   Page
                                                                   ----
Report of Ernst & Young LLP, Independent Auditors............      F-2
Consolidated Balance Sheets..................................      F-3
Consolidated Statements of Operations........................      F-4
Consolidated Statement of Shareholders' Equity
  (Net Capital Deficiency)...................................      F-5
Consolidated Statements of Cash Flows........................      F-6
Notes to Consolidated Financial Statements...................      F-7

                Report Of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Shareholders of XOMA Ltd.

We have audited the accompanying consolidated balance sheets of XOMA Ltd. as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XOMA Ltd. as of December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                     /s/ ERNST & YOUNG LLP
Palo Alto, California
February 7, 2003, except for Note 13
as to which the date is February 28, 2003


                                    XOMA Ltd.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                         December 31,
                                                                              ------------------------------------
                                                                                   2002                2001
                                                                                   ----                ----
                                   ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                            $ 36,262            $ 67,320
Short-term investments                                                                    391                 320
Restricted cash (Note 3)                                                                1,500                   -
Receivables                                                                             8,656               1,662
Related party receivables - current                                                       206                 418
Inventory                                                                               1,306               1,299
Prepaid expenses and other                                                                449                 249
                                                                              ----------------      ---------------
Total current assets                                                                   48,770              71,268
Property and equipment, net                                                            22,650              14,645
Related party receivables - long-term                                                     190                   -
Deposits and other                                                                        172                 194
                                                                              ----------------      ---------------
 Total Assets                                                                        $ 71,782            $ 86,107
                                                                              ================      ===============

                  LIABILITIES AND SHAREHOLDERS' EQUITY (Net Capital Deficiency)
CURRENT LIABILITIES:
Accounts payable                                                                      $ 3,201             $ 3,520
Accrued liabilities                                                                     7,096               4,422
Short-term loan                                                                           763                   -
Capital lease obligations - current                                                       667                 673
Deferred revenue - current                                                              1,729               5,017
Convertible note - current                                                              5,146               5,013
                                                                              ----------------      ---------------
Total current liabilities                                                              18,602              18,645
Capital lease obligations - long-term                                                     729               1,393
Deferred revenue - long-term                                                              800               1,470
Convertible subordinated note - long-term                                              63,016              50,980
                                                                              ----------------      ---------------
Total Liabilities                                                                      83,147              72,488
                                                                              ----------------      ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Net Capital Deficiency):
        Preference shares, $.05 par value, 1,000,000 shares
            authorized, no shares issued and outstanding                                    -                   -
         Common shares, $.0005 par value, 135,000,000 shares
            authorized, and 71,793,647 and 70,184,693 shares
            outstanding at December 31, 2002 and 2001, respectively                        36                  35
Additional paid-in-capital                                                            529,354             521,163
Accumulated comprehensive income                                                          121                  50
Accumulated deficit                                                                  (540,876)           (507,629)
                                                                              ----------------      ---------------
Total Shareholders' Equity (Net Capital Deficiency)                                   (11,365)             13,619
                                                                              ----------------      ---------------
                                                                                     $ 71,782            $ 86,107
                                                                              ================      ===============


 The accompanying notes are an integral part of these consolidated financial statements.



                                    XOMA Ltd.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                    Year Ended December 31,
                                                                      ----------------------------------------------------
                                                                          2002               2001              2000
                                                                      ---------------   ----------------   ---------------
REVENUES:
         License and collaborative fees                                     $ 16,850            $ 4,821           $ 3,194
         Contract revenue                                                     13,050             10,078             3,400
         Product sales                                                            49              2,380                65
                                                                      ---------------   ----------------   ---------------
                  Total revenues                                              29,949             17,279             6,659
                                                                      ---------------   ----------------   ---------------

OPERATING COSTS AND EXPENSES:
         Research and development                                             42,621             35,929            30,006
         Marketing, general and administrative                                19,405              8,681             6,069
                                                                      ---------------   ----------------   ---------------
                  Total operating costs and expenses                          62,026             44,610            36,075
                                                                      ---------------   ----------------   ---------------
                  Loss from operations                                       (32,077)           (27,331)          (29,416)

OTHER INCOME (EXPENSE):
          Investment and other income                                            871              1,959             2,684
          Interest expense                                                    (2,041)            (2,570)           (2,680)
          Other expense                                                           --                (98)               --
                                                                      ---------------   ----------------   ---------------

                  Net loss                                                 $ (33,247)         $ (28,040)        $ (29,412)
                                                                      ===============   ================   ===============
BASIC AND DILUTED NET LOSS PER COMMON SHARE                                $   (0.47)         $   (0.41)        $   (0.45)
                                                                      ===============   ================   ===============
SHARES USED IN COMPUTING BASIC AND DILUTED
         NET LOSS PER COMMON SHARE                                            70,355             68,159            64,719
                                                                      ===============   ================   ===============



 The accompanying notes are an integral part of these consolidated financial statements.



                                   XOMA Ltd.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (NET CAPITAL DEFICIENCY)
                                 (In thousands)

                                        ----------------------------------------------------------------------------------------

                                                                                                                    Total
                                                                                                                 Shareholders'
                                            Common Shares                     Accumulated                        Equity (Net
                                            -------------         Paid-In    Comprehensive     Accumulated          Capital
                                          Shares      Amount       Capital    Income(Loss)        Deficit         Deficiency)
                                        ----------  ----------  ------------ --------------    -------------   -----------------
BALANCE, DECEMBER 31, 1999                 58,324    $     29    $   433,302    $        -     $   (450,177)     $     (16,846)

Exerecise of share options,
  contributions to 401(k) and
  incentive plans                           1,053           1          4,570             -                -              4,571
Exercise of warrants                          204           -          1,192             -                -              1,192
Sales of common shares                      6,145           3         28,967             -                -             28,970
Conversion of redeemable
   debentures into common shares              382           -          3,035             -                -              3,035
Comprehensive loss:
  Unrealized gain (loss) on
    investments                                 -           -              -          (100)               -               (100)
  Net loss                                      -           -              -             -          (29,412)           (29,412)
                                        ----------  ----------  ------------ --------------    -------------   -----------------
  Comprehensive loss                            -           -              -             -                -            (29,512)
                                        ----------  ----------  ------------ --------------    -------------   -----------------
BALANCE, DECEMBER 31, 2000                 66,108          33        471,066          (100)        (479,589)            (8,590)

Exercise of share options,
  contributions to 401(k)
  and incentive plans                         324           -          1,541             -                -              1,541
Exercise of warrants                          652           -          3,808             -                -              3,808
Sales of common shares                      3,000           2         43,256             -                -             43,258

Conversion of redeemable
  debentures into common shares               100           -          1,492             -                -              1,492
Comprehensive loss:
  Unrealized gain on
    investments                                 -           -              -           150                -                150
  Net loss                                      -           -              -                        (28,040)           (28,040)
                                        ----------  ----------  ------------ --------------    -------------   -----------------
Comprehensive loss                              -           -              -             -                -            (27,890)
                                        ----------  ----------  ------------ --------------    -------------   -----------------
BALANCE, DECEMBER 31, 2001                 70,184          35        521,163            50         (507,629)            13,619

Exercise of share options,
  contributions to 401(k)
  and incentive plans                         167           -          1,050             -                -              1,050
Sales of common shares                      1,443           1          7,141             -                -              7,142
Comprehensive loss:
  Unrealized gain on
    investments                                 -           -              -            71                -                 71
  Net loss                                      -           -              -             -          (33,247)           (33,247)
                                        ----------  ----------  ------------ --------------    -------------   -----------------
Comprehensive loss                              -           -              -             -                -            (33,176)
                                        ----------  ----------  ------------ --------------    -------------   -----------------
BALANCE, DECEMBER 31, 2002                 71,794     $    36      $ 529,354    $      121      $  (540,876)      $    (11,365)
                                        ==========  ==========  ============ ==============    =============   =================


The accompanying notes are an integral part of these consolidated financial statements.



                                    XOMA Ltd.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Year Ended December 31,
                                                                            -------------------------------------------------
                                                                               2002              2001             2000
                                                                            -------------   ---------------   ---------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                                       $ (33,247)        $ (28,040)       $ (29,412)
Adjustment to reconcile net loss to net cash used
         in operating activities:
         Depreciation and amortization                                             2,118             1,254            1,189
         Common shares contribution to 401 (k) and
             management incentive plans                                              541               477              421
         Increase (decrease) in convertible notes to (from)
             a collaborative partner for cost allocations                          2,718             3,364             (700)
         Accrued interest on convertible notes                                     1,779             2,456            2,679
         Common shares received from a vendor                                          -              (231)               -
         Gain on investments                                                           -               (20)            (278)
         (Gain) loss on disposal/retirement of property and
             equipment                                                                10               (97)               2
Change in assets and liabilities:
         Receivables and related party and other receivables                      (6,972)             (835)            (868)
         Inventory                                                                    (7)           (1,299)               -
         Prepaid expenses and other                                                 (200)              (87)             517
         Deposit and other assets                                                     22               (25)             (45)
         Accounts payable                                                           (319)            1,005           (1,400)
         Accrued liabilities                                                       2,674               111           (2,208)
         Deferred revenue                                                         (3,958)             (455)           6,942
                                                                            -------------   ---------------   ---------------
                  Net cash used in operating activities                          (34,841)          (22,422)         (23,161)
                                                                            -------------   ---------------   ---------------
CASH FLOW FROM INVESTING ACTIVITES
         Proceeds from sale of short-term investments                                  -               253              506
         Transfer to restricted cash                                              (1,500)                -                -
         Purchase of property and equipment, net  of sale proceeds               (10,133)           (7,381)          (1,519)
                                                                            -------------   ---------------   ---------------
                  Net cash used in investing activities                          (11,633)           (7,128)          (1,013)
                                                                            -------------   ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from sale and leaseback transactions                                 -             1,828              546
         Proceeds from short-term loan                                             1,000                 -                -
         Principal payments short-term loan                                         (237)                -                -
         Principal payments under capital lease obligations                         (670)             (308)               -
         Proceeds from issuance of convertible notes                               7,672            12,177            5,820
         Proceeds from issuance of common or convertible
             preference shares and warrants                                        7,651            48,130           34,312
                                                                            -------------   ---------------   ---------------
                  Net cash provided by financing activities                       15,416            61,827           40,678
                                                                            -------------   ---------------   ---------------
         Net increase (decrease) in cash and cash equivalents                    (31,058)           32,277           16,504
         Cash and cash equivalents at beginning of year                           67,320            35,043           18,539
                                                                            -------------   ---------------   ---------------
         Cash and cash equivalents at end of year                               $ 36,262          $ 67,320         $ 35,043
                                                                            =============   ===============   ===============


The accompanying notes are an integral part of these consolidated financial statements.


                                    XOMA Ltd.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business And Summary Of Significant Accounting Policies


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


Concentration of Risk

Cash, cash equivalents, short term investments and accounts receivable are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains and invests excess cash in money market funds and short-term investments that bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. In 2002, four customers represented 35%, 25%, 17% and 15% of total revenues and as of December 31, 2002 billed and unbilled receivables totaled $2.1 million, $0.0 million, $4.0 million and $2.3 million for these customers, respectively. In 2001, two customers represented 57% and 39% of total revenues and as of December 31, 2001 billed and unbilled receivables totaled $0.5 million and $1.2 million for these customers, respectively.


Reclassifications

Certain reclassifications have been made to conform the prior years to the 2002 presentation.


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

Milestone payments under collaborative arrangements are recognized as revenue upon completion of the milestone events, which represent the culmination of the earnings process because the Company has no future performance obligations related to the payment. Milestone payments that require a continuing performance obligation on the part of the Company are recognized over the period of the continuing performance obligation. Amounts received in advance are recorded as deferred revenue until the related milestone is completed.


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


Research and Development

The Company expenses research and development costs as incurred. Research and development expenses consist of direct and research-related allocated overhead costs such as facilities costs, salaries and related personnel costs and material and supply costs. In addition, research and development expenses include costs related to clinical trials to validate the Company's testing processes and procedures and related overhead expenses. The Company's research and development expenses include costs incurred to provide services to third parties under terms of various collaborative arrangements. From time to time, research and development expenses may include upfront fees and milestones paid to collaborative partners for the acquisition of rights to in-process research and development. Such amounts are expensed as incurred.


Share-Based Compensation

In accordance with the provisions of the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations, and to adopt the "disclosure only" alternative described in SFAS 123. Under APB 25, if the exercise price of the Company's employee share options equals or exceeds the fair market value on the date of the grant or the fair value of the underlying shares on the date of the grant as determined by the Company's Board of Directors, no compensation expense is recognized. Accordingly, the financial statements reflect amortization of compensation resulting from options granted at exercise prices which were below market price at the grant date. Had compensation cost for the Company's shares-based compensation plans been based on the fair value method at the grant dates for awards under these plans consistent with the provisions of FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31 (in thousands except per share amounts):


                                                                2002             2001             2000
                                                           ---------------- ---------------- ---------------
Net loss - as reported                                           $ (33,247)       $ (28,040)      $ (29,412)
Deduct - Total share-based employee compensation
  expense determined under fair value method                        (3,812)          (3,190)         (2,035)
                                                           ---------------- ---------------- ---------------
Pro forma net loss                                               $ (37,059)       $ (31,230)      $ (31,447)
                                                           ================ ================ ===============
Loss per share:
  Basic and diluted - as reported                                  $ (0.47)         $ (0.41)        $ (0.45)
  Basic and diluted - pro forma                                    $ (0.53)         $ (0.46)        $ (0.49)



The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years indicated below:

                                  2002            2001            2000
                              --------------  --------------  --------------
Dividend yield                           0%              0%              0%
Expected volatility                     99%             92%             91%
Risk-free interest rate               1.50%           3.70%           5.80%
Expected life                     6.2 years       7.8 years       6.3 years


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

The following potentially dilutive outstanding securities were not considered in the computation of diluted net loss per share because they would be antidilutive for each of the years ended December 31 (in thousands):


                                              2002            2001           2000
                                          --------------  -------------  -------------
Options for common shares                         4,769          4,167          3,753

Warrants for common shares                          700            700          1,444

Convertible notes, debentures and
  related interest, as if converted              14,917          6,499          3,887




Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid debt instruments with maturities of three months or less at the time the Company acquires them to be cash equivalents. Short-term investments include equity securities classified as available-for-sale.

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


Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories, which relate principally to the Company's agreement with Baxter, consist of the following (in thousands):

                                              December 31,
                                       -------------------------
                                          2002            2001
                                       ----------    -----------
Raw materials                           $   202         $   195
Finished goods                            1,104           1,104
                                       ----------    -----------
Total                                   $ 1,306         $ 1,299
                                       ==========    ===========



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

Property and equipment consist of the following (in thousands):

                                                           December 31,
                                                 -------------------------------
                                                      2002             2001
                                                 --------------   --------------
Equipment                                           $ 22,988          $ 18,461
Leasehold and building improvements                   29,660            15,416
Construction-in-progress                               1,839            10,919
                                                 --------------   --------------
                                                      54,487            44,796
Less accumulated depreciation and
  amortization                                       (31,837)          (30,151)
                                                 --------------   --------------
Property and equipment, net                         $ 22,650          $ 14,645
                                                 ==============   ==============


At December 31, 2002 and 2001, property and equipment includes equipment acquired under capital lease obligations which had a cost of approximately $2.4 million in each of the years and accumulated amortization of $0.8 million and $0.4 million, respectively.


Long-lived Assets

In accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which superseded FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

In the fourth quarter of 2000, the Company decided to renovate a facility which had previously been held for sale and consolidate a significant portion of its Santa Monica technical development and pilot plant functions into this facility. Due to this decision, the facility was reclassified from "Asset Held for Sale" to construction-in-progress as of December 31, 2001 and allocated to the appropriate property and equipment categories as the assets were put into service. The renovations were completed in 2002.


Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

                                                    December 31,
                                          ------------------------------
                                               2002              2001
                                          -------------   --------------
Accrued payroll cost                         $ 3,198           $ 2,347
Accrued clinical trial cost                      559               445
Accrued legal fees                             2,425               505
Other                                            914             1,125
                                          -------------   --------------
Total                                        $ 7,096           $ 4,422
                                          =============   ==============




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


Supplemental Cash Flow Information

Cash paid for interest was $0.3 million, $0.1 million, and $0.0 million during the years ended December 31, 2002, 2001 and 2000, respectively. In addition, there were no dividends paid in common shares during the years ended December 31, 2002, 2001 and 2000, respectively.

Non-cash transactions from financing activities included the conversion of convertible subordinated notes held by Genentech, Inc. to equity of $0.0 million, $1.5 million and $3.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.


Segment Information

The Company currently operates in a single business segment as there is only one measurement of profit (loss) for its operations. Revenues are attributed to the following countries for each of the years ended December 31 are as follows (in thousands):

                             2002           2001           2000
                          ------------   ------------  -------------
United States                $ 14,259       $ 13,084        $ 3,676
Ireland                        15,616          4,033          2,952
Others                             74            162             31
                          ------------   ------------  -------------
Total                        $ 29,949       $ 17,279        $ 6,659
                          ============   ============  =============




Recent Accounting Pronouncements

In November of 2002, the FASB issued Interpretation No. 45 (or FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company's adoption of the disclosure requirements in November of 2002 and the recognition requirements in January of 2003 of FIN 45 neither had nor is anticipated to have a material impact on the Company's results of operations and financial position.

In January of 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company's adoption of the disclosure requirements in January of 2003 and ultimate adoption of the recognition requirements of FIN 46 did not and is not anticipated to have a material impact on the Company's financial position or result of operations.

In December of 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." FAS 148 amends FAS 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), "Accounting for Stock Issued to Employees," to account for employee stock options. See above in the "Significant Accounting Policies" note for the disclosures required by FAS 148.

In November of 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (referred to as EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its consolidated financial statements.

     2. Cash, Cash Equivalents And Short-Term Investments

On December 31, 2002 and 2001, cash and cash equivalents consisted of money market funds and overnight deposits. These investments have short maturities and cost of investments approximates fair market value. The cost of short-term investments was $0.3 million at December 31, 2002 and 2001, respectively. Short-term investments consist of only equity securities at December 31, 2002 and 2001. During the years ended December 31, 2002, 2001 and 2000, short-term investments incurred no significant gross realized gains or losses. Gains and losses are determined on a specific identification basis.

     3. Short-term Loan and Restricted Cash

In March of 2002, the Company entered into a secured loan agreement that was collateralized by equipment and property improvements with interest at a rate of 11.1%. The balance of the loan at December 31, 2002 was $0.8 million.

Effective as of December 31, 2002, the Company held $1.5 million in restricted cash as additional security under the loan. The restricted cash was included in current assets at December 31, 2002. Subsequent to year end, the loan was paid off. See Note 13 to the Consolidated Financial Statements.

     4. License Agreements

XOMA has granted more than 25 licenses to biotechnology and pharmaceutical companies for use of patented and proprietary technologies relating to a bacterial expression system used to manufacture recombinant pharmaceutical products.

In 2002, XOMA announced four antibody-related cross license arrangements related to the use of its bacterial cell expression system technology in phage display. Under these agreements, MorphoSys AG, Biosite Incorporated ("Biosite"), Dyax Corp., and Cambridge Antibody Technology Limited received licenses to use XOMA's antibody expression technology for developing antibody products using their own phage display-based antibody libraries. XOMA has received and will receive license and other fees and access and/or licenses to the following intellectual patents for its own product development programs:

o    MorphoSys AG: HuCAL(R)Gold antibody library

o Biosite Incorporated: Dower patents and cell expression libraries, including several high-affinity antibodies to targets

o    Dyax Corp: Ladner phage display patents and antibody library

o    Cambridge Antibody Technology Limited: phage display library

These agreements also provide releases of all four companies and their collaborators from claims under the XOMA patents arising from past activities using the companies' respective technologies, to the extent they also used XOMA's antibody expression technology. All parties are also allowed to use XOMA's technology in combination with their own technology in any future collaborations.

In February of 2002, XOMA and MorphoSys AG announced cross-licensing agreements for antibody-related technologies. The term of this license agreement commenced in February of 2002 and remains in effect until the expiration of the last patent within the XOMA patent rights provided under the terms of the agreement. Because there are no continuing performance obligations on the part of the Company under the MorphoSys agreement, the license fee provided for in that agreement was recognized as revenue in the first quarter of 2002. Under the terms of the agreement, the license fee was to be paid in two installments. The first was due and paid in the first quarter of 2002, and the second portion in the amount of $4.0 million was due in the fourth quarter of 2002. The second installment could be paid in either cash or with MorphoSys shares valued at the time of MorphoSys' election to pay the second installment in shares.

During the fourth quarter of 2002, we were notified by MorphoSys of its intention to exercise its option to pay the second installment totaling $4.0 million owed to XOMA under a license agreement with 363,466 of its ordinary shares, which number of shares was determined with reference to the market price of MorphoSys shares at the time of such notice (October 23, 2002). XOMA applied for and on January 31, 2003 was granted an exemption from German withholding tax on the full license fee from MorphoSys. The administrative process in Germany for the issuance of the shares was delayed pending resolution of the withholding tax matter. Now that we have received the tax exemption, MorphoSys has re-initiated the process, but it is not yet complete. Given the delays already encountered, it is difficult to determine when these shares will be received, but the Company's current estimate is prior to the end of the second quarter of 2003.

XOMA has not recorded a provision related to changes in the market value of the shares MorphoSys intends to issue. Since the date of MorphoSys' election on October 23, 2002, the per share closing price for MorphoSys shares has ranged from approximately $4.64 to $15.20. Future market conditions for the shares are difficult to predict and may vary significantly. Therefore, under the provisions of the Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, the Company has determined that the conditions related to the likelihood of the events both probable and reasonably estimable have not been met.

     5. Collaborative Agreements

Total research and development expenses incurred related to the Company's collaborative agreements were approximately $24.7 million, $13.7 million and $15.7 million in 2002, 2001 and 2000, respectively.

In April of 1996, the Company entered into a collaborative agreement with Genentech, Inc. ("Genentech") to jointly develop Raptiva(TM), for treatment of psoriasis and organ transplant rejection. In connection with the agreement, Genentech purchased 1.5 million common shares for approximately $9.0 million and has agreed to fund the Company's development costs for Raptiva(TM) until the completion of Phase III clinical trials through a series of convertible subordinated notes. During 1996, Genentech made loans totaling $13.5 million ($5.0 and $8.5 million, respectively, for funding 1996 and 1997 clinical trials and development costs) to XOMA under this arrangement. An additional loan of $10.0 million was made in December of 1997 to fund 1998 costs. Under the terms of the agreement, the Company would scale up and develop Raptiva(TM) and bring it through Phase II clinical trials. In December of 1998, Genentech made a $2.0 million milestone payment to XOMA for successful completion of a Phase II study. In April of 1999, the companies extended and expanded the agreement. XOMA is entitled to receive a 25% interest in U.S. profits from Raptiva(TM) in all indications, and a royalty on sales outside the U.S. Genentech will continue to finance XOMA's share of development costs via a long-term convertible loan, which is due at the earlier of 2005 or first product approval. The Company received $10.4 million, $10.5 million, and $5.1 million net funding from Genentech under the development agreement for the years ended December 31, 2002, 2001, and 2000, respectively. See Note 6 to the Consolidated Financial Statements for a discussion of the financing arrangement with XOMA and Genentech.

In November of 2001, XOMA announced its agreement with Millennium to develop two of Millennium's biotherapeutic agents, CAB2 and MLN01, for certain vascular inflammation indications. Under the terms of the agreement, XOMA is responsible for development activities and related costs through the completion of Phase II trials. XOMA will make future payments to Millennium upon achievement of certain clinical milestones. After successful completion of Phase II, Millennium will have the right to commercialize the products and XOMA will have the option to choose between further participation in the development program and eventual profit sharing, or alternatively being entitled to future royalty and milestone payments. See Note 6 to the Consolidated Financial Statements for a discussion of the financing arrangement with XOMA and Millennium.

In January of 2001, XOMA signed a strategic process development and manufacturing agreement with Onyx for its ONYX-015 product. In January 2003, Onyx announced the suspension of development activities related to ONYX-015 until it successfully engages a marketing partner. XOMA's agreement with Onyx remains in effect, but at this time it is difficult to estimate the impact on future results of operations.

In January of 2000, Baxter's Hyland Immuno division acquired the worldwide rights to XOMA's NEUPREX(R) (rBPI21) for development in antibacterial and anti-endotoxin indications. XOMA received initial non-refundable license and signing fees of $10.0 million and may receive additional milestone payments and royalties if the product is successfully commercialized. The license and signing fees will be amortized over the period of continuing performance obligations, which period is expected to be 36 months. In 2000, the Company recorded an additional $3.4 million in revenue related to the continued development of the product.

     6. Convertible Notes

Genentech

Under an arrangement with Genentech (see Note 3), the Company receives financing for its share of Raptiva(TM) development costs through the issuance of convertible subordinated notes due at the earlier of April of 2005 or upon regulatory approval of Raptiva(TM). The notes bear interest at rates of LIBOR plus 1% (3.0% at December 31, 2002) compounded and reset at the end of June and December each year. Interest is payable at maturity.

As of December 31, 2002, the Company had an outstanding balance of $63.0 million under this loan agreement. The agreement as amended in April of 1999 includes development cost sharing provisions. Under the agreement, the loan balance is increased by cash advances from Genentech to XOMA and by interest accruing on the outstanding loan balance. Conversely, cash repayments of the debt or conversion of the debt to shares decreases the loan balance. Under the cost sharing provisions, the two companies compare their actual spending on Raptiva(TM) with their respective share of the aggregate costs under the agreement. Any differences are recorded as increases/decreases to the respective company's operating expenses and a related increase/decrease to the loan balance as appropriate. The Company received cash advances from Genentech under this agreement of $7.7 million, $7.2 million and $5.8 million, net of repayments of the loan of $0 million, $1.5 million and $3.0 million in 2002, 2001 and 2000, respectively. The loan balance was increased by $2.7 million in 2002 and $3.3 million in 2001 and decreased by $0.7 million in 2000, according to the cost sharing provisions of the loan agreement. At XOMA's option, the notes may be repaid in cash on or before the due date, or may be converted on the due date into one Series B Preference Share for each $10,000 outstanding in notes. The Series B Preference Shares are convertible into common shares at the fair market value of common shares at the time of conversion (7,500 shares are so designated). The cumulative amount of interest accrued was $11.5 million, $9.9 million and $7.4 million as of December 31, 2002, 2001 and 2000, respectively.

Millennium

As announced in November of 2001, under an investment agreement, Millennium has committed to take, at our option, up to $50.0 million worth of our common shares over the initial term of the agreement in several tranches, through a combination of equity at the then prevailing market prices in return for cash and retirement of convertible debt. As of December 31, 2002, the convertible note balance was $5.1 million and is due in May of 2003 at an interest rate of LIBOR (2.6%, the LIBOR rate set as of November 2001). We have agreed to register the resale of the common shares that we may sell to Millennium from each tranche and the common shares that we may issue to Millennium upon conversion of the convertible debt. In December of 2002, the Company issued 1,443,418 common shares for net proceeds of $7.1 million related to the investment agreement with Millennium.

     7. Share Capital


Common Shares

In December of 2002, the Company issued 1,443,418 common shares for net proceeds of $7.1 million related to the investment agreement with Millennium.

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


Preference Shares

Preference Shares

Series A. As of December 31, 2002, the Company has authorized 135,000 Series A Preference Shares of which none were outstanding at December 31, 2002, 2001 and 2000. (See "Shareholder Rights Plan" below.)

Series B. See Note 6 to the Consolidated Financial Statements, Convertible
Notes.

Management Incentive Compensation Plan

The Board of Directors of the Company established a Management Incentive Compensation Plan effective July 1, 1993 (as amended, the "Incentive Plan"), in which management employees (other than the Chief Executive Officer), as well as certain additional discretionary participants chosen by the Chief Executive Officer, are eligible to participate.

Awards under the Incentive Plan vest over a three-year period with 50% of each award payable during the first quarter of the following fiscal year, and 25% payable on each of the next two annual distribution dates, so long as the participant remains an employee of the Company. The 50% on the first distribution date is payable half in cash and half in common shares. The balance on the next two annual distribution dates is payable, at the election of the participant, all in cash or all in common shares or, for elections after December 31, 2000, half in cash and half in common shares. The maximum number of common shares issuable pursuant to awards made for the years ended December 31, 2002 and 2001 under the Incentive Plan were 158,139 and 44,781, respectively, and these shares have been reserved under the Restricted Plan (as defined below).

The amounts charged to expense under the Incentive Plan were $1.0 million, $0.8 million and $0.9 million for the plan years 2002, 2001 and 2000, respectively. As of December 31, 2002, $1.0 million was accrued related to this plan.


Employee Share Purchase Plan

In 1998, the shareholders approved the 1998 Employee Share Purchase Plan (the "Share Purchase Plan") which provides employees of the Company the opportunity to purchase common shares through payroll deductions. The Company has reserved 500,000 common shares for issuance under the Share Purchase Plan. An employee may elect to have payroll deductions made under the Share Purchase Plan for the purchase of common shares in an amount not to exceed 15% of the employee's compensation. The purchase price per common share will be either (i) an amount equal to 85% of the fair market value of a common share on the first day of a 24-month offering period or on the last day of such offering period, whichever is lower, or (ii) such higher price as may be set by the Compensation Committee of the Board at the beginning of such offering period. In 2002 and 2001, employees purchased 28,227 common shares and 171,595 common shares, respectively under the Share Purchase Plan and payroll deductions under the Share Purchase Plan totaled $0.5 million, $0.3 million and $0.3 million for 2002, 2001 and 2000, respectively.


Shareholder Rights Plan

In October of 1993, the Company's Board of Directors unanimously adopted a Shareholder Rights Plan (the "Original Rights Plan") which expired at the close of business on December 31, 2002. Subsequent to year end, the Company's Board of Directors adopted a new Shareholders Rights Plan. See Note 13 to the Consolidated Financial Statements for a discussion about the new plan.


Shares Reserved for Future Issuance

The Company has reserved common shares for future issuance as of December 31, 2002 as follows:

Share Option Plans                             6,819,410
Employee Share Purchase Plan                   1,217,026
Warrants                                         700,000
                                      -------------------
Total                                          8,736,436
                                      ===================

The convertible subordinated notes held by Genentech are convertible into one Series B Preference Share at the market price of common shares at the time of conversion (7,500 shares are so designated) for each $10,000 in notes. The Series B Preference Shares are convertible into common shares.

     8. Share Options And Warrants

At December 31, 2002, the Company had share-based compensation plans, as described below. The aggregate number of common shares that may be issued under these plans is 8,965,000 shares.


Share Option Plan

Under the Company's amended 1981 Share Option Plan (the "Option Plan"), qualified and non-qualified options of the Company's common shares may be granted to certain employees and other individuals as determined by the Board of Directors at not less than the fair market value of the shares at the date of grant. Options granted under the Option Plan may be exercised when vested and expire generally ten years from the date of grant or three months from the date of termination of employment (longer in the case of death or certain retirements). Options granted generally vest over four or five years. The Option Plan will terminate on November 15, 2011. Up to 8,650,000 shares are authorized for issuance under the Option Plan. As of December 31, 2002, options covering 4,149,168 common shares were outstanding under the Option Plan.


Restricted Share Plan

The Company also has a Restricted Share Plan (the "Restricted Plan") which provides for the issuance of options or the direct sale of common shares to certain employees and other individuals as determined by the Board of Directors at not less than 85% of fair market value of the common shares on the grant date. Each option issued under the Restricted Plan will be a non-statutory share option under the federal tax laws and will have a term not in excess of ten years from the grant date or three months from the date of termination of employment (longer in the case of death or certain retirements) . Options granted generally vest over four or five years. The Restricted Plan will terminate on November 15, 2011.

The Company has granted options with exercise prices at 85% of fair market value on the date of grant. Up to 1,250,000 shares are authorized for issuance under the Restricted Plan, subject to the condition that not more than 8,650,000 shares are authorized under both the Option Plan and the Restricted Plan. As of December 31, 2002, options covering 404,795 common shares were outstanding under the Restricted Plan.

The Company amortizes deferred compensation, which is the difference between the issuance price or exercise price as determined by the Board of Directors and the fair market value of the shares at the date of sale or grant over the period benefited.


Directors Share Option Plan and Other Options

In 1992, the shareholders approved a Directors Share Option Plan (the "Directors Plan") which provides for the issuance of options to purchase common shares to non-employee directors of the Company at 100% of the fair market value of the shares on the date of the grant. Up to 300,000 shares are authorized for issuance during the term of the Directors Plan. Options vest on the date of grant and have a term of up to ten years. As of December 31, 2002, options for 200,500 common shares were outstanding under the Directors Plan.

In addition, in July 2002, the Company granted a non-qualified fully-vested option to a director to purchase 15,000 common shares at 100% of the fair market value of the shares on the date of grant, which will expire in ten years. This option was not issued as part of the Directors Plan.

A summary of the status of the Company's share option plans as of December 31, 2002, 2001 and 2000 and changes during years ended on those dates is presented below:



                                                         2002                       2001                       2000
                                             ---------------------------  -------------------------  ------------------------
Options:                                         Shares       Price *       Shares       Price *       Shares       Price *
                                             --------------  -----------  -------------  ----------  ------------  ----------
Outstanding at beginning of year                  4,166,610      $5.58       3,752,662      $5.00       4,230,884      $4.58
Granted
   (1)                                               33,500       5.00           1,750       9.28           2,500       6.88
   (2)                                              791,625       8.19         667,200       9.39         641,500       9.04
Exercised                                           (83,589)      4.44        (105,502)      4.11        (856,241)      4.40
Forfeited, expired or cancelled (3)                (138,683)     10.57        (149,500)      7.85        (265,981)     10.02
                                             ---------------               -------------              ------------
Outstanding at end of year                        4,769,463       5.89       4,166,610       5.59       3,752,662       5.00
                                             ===============               =============              ============
Exercisable at end of year                        3,334,392                  2,949,400                  2,588,597
                                             ===============               =============              ============

Weighted average fair value of options granted:
   (1)                                                           $4.42                      $7.92                      $3.87
   (2)                                                           $6.46                      $7.45                      $7.07




*    Weighted-average exercise price:
(1) Option price less than market price on date of grant as provided for in the Restricted Share Plan.
(2)  Option price equal to market price on date of grant.
(3)  The Company adjusts for forfeitures as they occur.

The following table summarizes information about share options outstanding at December 31, 2002:



                     Options Outstanding                                         Options Exercisable
------------------------------------------------------------------------  -------------------------------------
Range of Exercise Prices  Number Outstanding      Life *       Price **     Number Exercisable      Price **
------------------------  -------------------   ------------  ----------  ----------------------  -------------
         $ 2.00 - 2.38                174,362          2.20       $ 2.36                173,712        $ 2.37
           2.56 - 2.56              1,113,731          2.03         2.56              1,113,731          2.56
           2.60 - 4.56                876,064          5.71         3.90                648,874          3.97
           4.68 - 6.75                847,500          5.76         5.57                658,315          5.67
           6.88 - 9.75              1,032,014          6.91         8.70                564,090          8.50
          9.99 - 13.95                725,792          8.82        10.61                175,670         11.25
                          -------------------                              ---------------------
          2.00 - 13.95              4,769,463          5.47         5.89              3,334,392          4.90
                          ===================                              =====================



*    Weighted-average remaining contractual life
**   Weighted-average exercise price


Warrants

In February of 2000, warrants to purchase up to 250,000 common shares at $5.00 per share and expiring in February of 2005 were issued to the placement agents in conjunction with a private placement of common shares. As of December 31, 2002, all of these warrants were outstanding.

In July of 1999, warrants to purchase up to 150,000 common shares at $5.75 per share and expiring in July of 2004 were issued to the placement agents in conjunction with a private placement of common shares. As of December 31, 2002, all of these warrants were outstanding.

In January of 1999, warrants to purchase up to 240,000 common shares at $5.85 per share were issued to investors in a private placement of common shares. Additional warrants to purchase up to 64,000 common shares at $5.85 were issued to the placement agent and separately warrants for 75,000 common shares at $5.85 were issued to an advisor. All of these warrants expire in January of 2004. As of December 31, 2002, there were 175,000 of the January 1999 warrants still outstanding.

In July of 1998, warrants to purchase 250,000 common shares at $6.00 per share were issued to Incyte in partial payment of license fees. These warrants expire in July of 2008. As of December 31, 2002, there were 125,000 warrants still outstanding.

All of the above warrants were exercisable upon issuance. The fair value of the warrants issued to placement agents and advisors were determined using the Black Scholes valuation method and capitalized as issuance costs associated with the equity financing and charged against paid-in capital.

     9. Commitments And Contingencies


Collaborative Agreements and Royalties

The Company is obligated to pay royalties, ranging generally from 1.5% to 5% of the selling price of the licensed component and up to 25% of any sublicense fees to various universities and other research institutions based on future sales or licensing of products that incorporate certain products and technologies developed by those institutions.


Leases

As of December 31, 2002, the Company leased administrative, research facilities, certain laboratory and office equipment under capital and operating leases expiring on various dates through 2008. Future minimum lease commitments are as follows (in thousands):


                                                             Capital Leases          Operating Leases
                                                         ----------------------  -----------------------
2003                                                                     $ 785                  $ 2,850
2004                                                                       572                    2,894
2005                                                                       221                    2,890
2006                                                                                              2,900
2007                                                                                              2,730
Thereafter                                                                                          708
                                                         ----------------------  -----------------------
Minimum lease payments                                                   1,578                 $ 14,972
                                                                                 =======================
Less: amount representing interest expense                                (182)
                                                         ----------------------
Present value of minimum lease payments                                  1,396
Less: current portion                                                      667
                                                         ----------------------
Long-term capital lease obligations                                      $ 729
                                                         ======================




Total rental expense was approximately $2.8 million, $3.2 million, and $3.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.


Legal Proceedings

In June of 2001, an action was commenced against the Company and certain of its affiliates styled Biosite Diagnostics Inc. v. XOMA Ltd., et al., No. C-01-2251
(PJH)(N.D. Cal.) (the "Biosite Action"). The action sought declarations that Biosite was not infringing certain XOMA patents and that certain licenses continued in effect despite XOMA's notice of termination thereof. The action sought an injunction against the Company and such affiliates maintaining the license agreements in effect. In July of 2001, the Company, XOMA (Bermuda) Ltd., XOMA Ireland Limited and XOMA Technology Ltd. brought an action against Biosite in the same court. The action, styled XOMA Ltd., et al. v. Biosite Inc., No. C-01-2580 (PJH) (N.D. Cal.) (the "XOMA Action"), sought injunctive relief, compensatory and punitive damages for fraud and misrepresentation, breach of contract, patent infringement, misappropriation and unfair business practices. In September of 2001, the court granted the Company's motion to dismiss the Biosite Action. In November of 2001, Biosite filed counterclaims seeking the same relief as the original Biosite Action and adding claims for breach of contract, breach of covenant of good faith and fair dealing, intentional interference with contracts and with prospective economic advantage, unfair business practices and violation of the Lanham Act. In March of 2002, Biosite filed an amended answer to add additional defenses that certain of the patents at issue were invalid, that certain alleged inequitable conduct on the part of the XOMA entities rendered certain of the patents unenforceable and that alleged patent misuse rendered the patents at issue unenforceable. In June of 2002, XOMA announced that it filed an amended and supplemental complaint against Biosite alleging that Biosite's announced "new" antibody expression technology continued willfully to infringe XOMA's patents and that Biosite's statements regarding it were false and misleading.

By order entered September 13, 2002, all claims and counterclaims in the XOMA Action were dismissed with prejudice pursuant to a settlement agreement between the parties. Other terms of the settlement included a royalty-free license to XOMA to practice certain Biosite patents, assignment to XOMA of Biosite's antibody expression technology that had been announced earlier in 2002, a royalty-free license to Biosite to utilize XOMA's bacterial cell expression technology, an agreement pursuant to which XOMA may receive expression libraries for up to an agreed number of targets it presents to Biosite (without payment or royalty obligations), termination of the existing license to Biosite from XOMA for the LBP diagnostic assay and an exchange of releases.

     10. Income Taxes

The significant components of net deferred tax assets and liabilities as of December 31are as follows (in millions):

                                               2002            2001
                                          --------------- ---------------
Capitalized R&D expenses                          $ 30.2          $ 29.4
Net operating loss carryforwards                    74.3            75.0
R&D and other credit carryforwards                  19.8            19.7
Other                                                0.7             0.7
Valuation allowance                               (125.0)         (124.8)
                                          --------------- ---------------
Net deferred tax asset                            $    -          $    -
                                          =============== ===============


The net change in the valuation allowance was a $0.2 million increase, a $4.6 million increase, and a $3.4 million decrease for the years ended December 31, 2002, 2001 and 2000, respectively.

FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and carryback potential, the Company has determined that total deferred tax assets to be fully offset by a valuation allowance.

XOMA's accumulated federal and state tax net operating loss carryforwards ("NOLs") and credit carryforwards as of December 31, 2002 are as follows:

                                        Amounts
                                      (in milion)        Expiration Dates
                                  -----------------  -------------------------
Federal
     NOLs                                  $ 211.4         2003 - 2022
     Credits                                  14.7         2003 - 2022
State
     NOLs                                     39.4         2003 - 2007
     Credits                                   7.8        Do not expire


The availability of the Company's net operating loss and tax credit carryforwards may be subject to substantial limitation if it should be determined that there has been a change in ownership of more than 50 percent of the value of the Company's shares over a three year period.

     11. Related Party Transactions

In 1993, the Company granted a short-term, secured loan to an officer, director and shareholder of the Company which has been extended annually.

     12. Deferred Savings Plan

Under section 401(k) of the Internal Revenue Code of 1986, the Board of Directors adopted, effective June 1, 1987, a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 50% of their eligible compensation per payroll period, up to a maximum for 2002 of $11,000 (or $12,000 for employees over 50). The Company may, at its sole discretion, make contributions each plan year, in cash or in the Company's common shares in amounts which match up to 50% of the salary deferred by the participants. The expense related to these contributions was $0.5 million; $0.3 million and 0.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     13. Subsequent Events

On February 26, 2003, the Company's Board of Directors unanimously adopted a Shareholder Rights Plan (the "Rights Plan"), which is designed to extend the provisions of the Original Rights Plan. Under the Rights Plan, Preference Share Purchase Rights ("Rights") will be authorized and granted at the rate of one Right for each common share held of record as of the close of business on April 2, 2003. Each Right entitles the registered holder of common shares to buy a fraction of a share of the new series of Preference Shares (the "Series A Preference Shares") at an exercise price of $30.00, subject to adjustment. The Rights will be exercisable, and will detach from the common share, only if a person or group acquires 20 percent or more of the common shares, announces a tender or exchange offer that if consummated will result in a person or group beneficially owning 20 percent or more of the common shares, or if the Board of Directors declares a person or group owning 10 percent or more of the outstanding common shares to be an Adverse Person (as defined in the Rights
Plan). Once exercisable, each Right will entitle the holder (other than the acquiring person) to purchase units of Series A Preference Share (or, in certain circumstances, common shares of the acquiring person) with a value of twice the Rights exercise price. The Company will generally be entitled to redeem the Rights at $.001 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on February 26, 2013.

On February 28, 2003, the Company paid off a short-term loan in the amount of $0.8 million and a $1.5 million restriction on cash was released to the Company.

Index To Exhibits


 Exhibit
 Number

1 Underwriting Agreement dated as of June 26, 2001 by and between XOMA Ltd. and the several underwriters named therein (Exhibit 2).(1)

3.1  Memorandum of Continuance of XOMA Ltd. (Exhibit 3.4).(2)

3.2  Bye-Laws of XOMA Ltd. (as amended).

4.1 Shareholder Rights Agreement dated as of February 26, 2003 by and between XOMA Ltd. and Mellon Investor Services LLC as Rights Agent.

4.2 Form of Resolution Regarding Preferences and Rights of Series A Preference Shares (Included as Exhibit A to Exhibit 4.1 above).

4.3 Form of Resolution Regarding Preferences and Rights of Series B Preference Shares (Exhibit 4.3).(2)

4.5  Form of Common Stock Purchase Warrant (Incyte Warrants) (Exhibit 2).(3)

4.6 Form of Common Share Purchase Warrant (January and March 1999 Warrants) (Exhibit 5).(4)

4.7  Form of Common Share Purchase Warrant (July 1999 Warrants) (Exhibit 4).(5)

4.8  Form of Common Share Purchase Warrant (2000 Warrants) (Exhibit 4).(6)

10.1 1981 Share Option Plan as amended and restated (Exhibit 10.1).(7)

10.1A Amendment to Amended and Restated 1981 Share Option Plan.

10.1B Form of Share Option Agreement for 1981 Share Option Plan.(7)

10.2 Restricted Share Plan as amended and restated (Exhibit 10.2).(7)

10.2A Amendment to Amended and Restated Restricted Share Plan.

10.2B Form of Share Option Agreement for Restricted Share Plan.(7)

10.2C Form of Restricted Share Purchase Agreement for Restricted Share Plan
     (Exhibit 10.2B).(8)

10.3 1992 Directors Share Option Plan as amended and restated (Exhibit 10.4).(8)

10.3A Form of Share Option Agreement for 1992 Directors Share Option Plan
     (initial grants) (Exhibit 10.4A).(8)

10.3B Form of Share Option Agreement for 1992 Directors Share Option Plan
     (subsequent grants) (Exhibit 10.4B).(7)

10.4 Management Incentive Compensation Plan as amended and restated.

10.5 1998 Employee Share Purchase Plan (Exhibit 10.1).(8)

10.5A Amendment No. 1 to 1998 Employee Share Purchase Plan (Exhibit 10.2).(8)

10.6 Form of indemnification agreement for officers (Exhibit 10.6).(7)

10.7 Form of indemnification agreement for employee directors (Exhibit 10.7).(7)

10.8 Form of indemnification agreement for non-employee directors (Exhibit 10.8).(7)

10.9 Employment Agreement dated April 29, 1992 between the Company and John L. Castello (Exhibit 10.9).(7)

10.10 Employment Agreement dated April 1, 1994 between the Company and Peter B. Davis (Exhibit 10.10).(9)

10.11 Employment Agreement dated March 26, 2002 between XOMA (US) LLC and Patrick J. Scannon, M.D., Ph.D.

10.12 Lease of premises at 890 Heinz Street, Berkeley, California dated as of July 22, 1987 (Exhibit 10.12).(7)

10.13 Lease of premises at Building E at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of April 21, 1988 (Exhibit 10.13).(7)

10.14 Lease of premises at Building C at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of August 26, 1987 (Exhibit 10.14).(7)

10.15 Letter of Agreement regarding CPI adjustment dates for leases of premises at Buildings C, E and F at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 (Exhibit 10.15).(7)

10.16 Lease of premises at 2910 Seventh Street, Berkeley, California dated March 25, 1992 (Exhibit 10.16).(7)

10.17 Sublease dated January 20, 1997, between the Company and UroGenesys, Inc. (Exhibit 10.18).(7)

10.18 Lease dated October 2, 1992, between the Company and Virginia Merritt, as Trustee of the Bowman Merritt and Virginia Merritt Trust (Exhibit 10.19).(7)

10.18A First Extension of Lease dated April 23, 1997, between the Company and
     Virginia Merritt and Kim Merritt Campot, as Trustees of the Bowman Merritt and Virginia Merritt 1987 Trust (Exhibit 10.19A).(7)

10.19 Lease of premises at 5860 and 5864 Hollis Street, Emeryville, California dated as of November 2, 2001 (with addendum)(Exhibit 10.19).(10)

10.20 Lease of premises at 2850 Seventh Street, Second Floor, Berkeley, California dated as of December 28, 2001 (with addendum and guaranty)(Exhibit 10.20).(10)

10.21 License Agreement dated as of August 31, 1988 between the Company and Sanofi (with certain confidential information deleted) (Exhibit 10.27).(7)

10.22 Amended and Restated Research and License Agreement dated September 1, 1993 between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28).(7)

10.22A Third Amendment to License Agreement dated June 12, 1997 between the
     Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28A).(7)

10.22B Fourth Amendment to License Agreement dated December 23, 1998 between the
     Company and New York University (Exhibit 10.22B).(11)

10.22C Fifth Amendment to License Agreement dated June 25, 1999 between the
     Company and New York University (Exhibit 10.21C).(12)

10.22D Sixth Amendment to License Agreement dated January 25, 2000 between the
     Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.1).(13)

10.23 Cross License Agreement dated December 15, 1993 between Research Development Foundation and the Company (with certain confidential information deleted) (Exhibit 10.23).(11)

10.24 Cross License Agreement dated December 15, 1993 between the Company and Research Development Foundation (with certain confidential information deleted) (Exhibit 10.24).(11)

10.25 Technology Acquisition Agreement dated June 3, 1994 between Connective Therapeutics, Inc. (now called Connetics Corporation) and the Company (with certain confidential information deleted) (Exhibit 10.46).(9)

10.25A Amendment Number One to Technology Acquisition Agreement dated December
     8, 1999 between Connetics Corporation and XOMA (US) LLC (with certain confidential information deleted) (Exhibit 10.23A).(12)

10.25B Agreement dated December 8, 1999 by and between The Immune Response
     Corporation and XOMA (US) LLC (with certain confidential information deleted) (Exhibit 10.23B).(12)

10.26 Collaboration Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.1).(13)

10.26A Amendment to Collaboration Agreement, dated as of April 14, 1999, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.5).(14)

10.27 Common Stock and Convertible Note Purchase Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.2).(15)

10.27A Amendment to Common Stock and Convertible Note Purchase Agreement, dated as of April 14, 1999, between XOMA Ltd. and Genentech, Inc. (Exhibit 10.6).(14)

10.28 Convertible Subordinated Note Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.3).(15)

10.28A Amendment to Convertible Subordinated Note Agreement, dated as of June
     13, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.4).(15)

10.28B Second Amendment to Convertible Subordinated Note Agreement, dated as of
     April 14, 1999, between the XOMA Ltd. and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.7).(14)

10.29 License Agreement between Incyte Pharmaceuticals, Inc. and XOMA Corporation effective as of July 9, 1998 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 1).(3)

10.30 Registration Rights Agreement dated as of July 9, 1998 by and among the Company and Incyte Pharmaceuticals, Inc. (Exhibit 3).(3)

10.31 Form of Subscription Agreement, dated as of January 28, 1999, by and between XOMA Ltd. and the purchasers of Common Shares in the January 1999 Private Placement (Exhibit 2).(4)

10.32 Form of Registration Rights Agreement, dated as of January 28, 1999, by and between XOMA Ltd. and the purchasers of Common Shares in the January 1999 Private Placement (Exhibit 3).(4)

10.33 Form of Escrow Agreement, dated as of January 28, 1999, by and between XOMA Ltd., Brian W. Pusch, as Escrow Agent and the purchasers of Common Shares in the January 1999 Private Placement (Exhibit 4).(4)

10.34 License Agreement dated as of January 25, 2000 between XOMA Ireland Limited and Baxter Healthcare Corporation (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2).(16)

10.35 Supply and Development Agreement dated as of January 25, 2000 between XOMA
     (US) LLC and Baxter Healthcare Corporation (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3).(16)

10.36 Form of Subscription Agreement, dated as of February 8, 2000 by and between XOMA Ltd. and the purchasers of Common Shares in the February 2000 Private Placement (Exhibit 2).(6)

10.37 Form of Registration Rights Agreement, dated as of February 11, 2000 by and between XOMA Ltd. and the purchasers of Common Shares in February 2000 Private Placement (Exhibit 3).(6)

10.38 Form of Registration Rights Agreement, dated as of February 11, 2000 by and between XOMA Ltd. and the placement agents in the February 2000 private placement (Exhibit 5).(6)

10.39 Process Development and Manufacturing Agreement, dated as of January 29, 2001 between XOMA (US) LLC and Onyx Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2).(17)

10.39A Amendment #1 to the Process Development and Manufacturing Agreement, dated as April 15, 2002 between XOMA (US) LLC and Onyx Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit
     39A).(18)

10.40 Development and License Agreement, dated November 26, 2001, by and among XOMA (US) LLC, XOMA Ireland Limited and Millennium Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)(19)

10.41 Investment Agreement, dated as of November 26, 2001, by and among XOMA, Millennium Pharmaceuticals, Inc. and mHoldings Trust (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3).(19)

10.42 Convertible Subordinated Promissory Note dated November 26, 2001 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 4).(19)

10.42A Amendment No. 1 to Convertible Subordinated Promissory Note dated
     November 5, 2002 (Exhibit 10.3A).(20)

10.43 Registration Rights Agreement dated as of November 26, 2001 by and among XOMA, Millennium Pharmaceuticals, Inc. and mHoldings Trust (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 5).(19)

10.44 License Agreement by and between XOMA Ireland Limited and MorphoSys AG, dated as of February 1, 2002 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.43).(21)

10.45 License Agreement by and between XOMA Ireland Limited and DYAX Corp., dated as of October 16, 2002 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission).

10.46 License Agreement by and between XOMA Ireland Limited and Cambridge Antibody Technology Limited, dated as of December 22, 2002 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission).

23.1 Consent of Ernst & Young LLP, Independent Auditors.

99.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________________

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

5. Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated July 23, 1999 filed July 26, 1999.

6. Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated February 11, 2000 filed February 14, 2000.

7. Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended.

8. Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-8 filed October 27, 1998.

9. Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10. Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

11. Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

12. Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

13. Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

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

18. Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

19. Incorporated by reference to the referenced exhibit to the Company's Amendment No. 1 to Current Report on Form 8-K/A dated and filed December 13, 2001 as amended by Amendment No. 2 to Current Report on Form 8-K/A dated and filed October 24, 2002.

20. Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-3 filed November 6, 2002.

21. Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, dated and filed on December 12, 2002.