Form 10-Q
period 2003-03-31
XOMA LTD /DE/
filed 2003-05-15
CIK 791908

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 2003


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

                                 Yes /X/ No / /



Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                                 Yes /X/ No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares US$.0005 par value           71,999,924
Class                                      Outstanding at May 12, 2003

--------------------------------------------------------------------------------

                                    XOMA Ltd.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                            Page


PART I     FINANCIAL INFORMATION
   Item 1.   Condensed Consolidated Financial Statements (Unaudited)
             Condensed Consolidated Balance Sheets as of March 31, 2003 and
                December 31, 2002..............................................1
             Condensed Consolidated Statements of Operations for the Three
                Months Ended March 31, 2003 and 2002...........................2
             Condensed Consolidated Statements of Cash Flows for the Three
                Months Ended March 31, 2003 and 2002...........................3
             Notes to Condensed Consolidated Financial Statements..............4
   Item 2.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations.........................................11
   Item 3.   Quantitative and Qualitative Disclosures
                About Market Risk.............................................26
   Item 4.   Controls and Procedures..........................................26
PART II    OTHER INFORMATION
   Item 1.   Legal Proceedings................................................26
   Item 2.   Changes in Securities and Use of Proceeds........................26
   Item 3.   Defaults upon Senior Securities..................................27
   Item 4.   Submission of Matters to a Vote of Security Holders..............27
   Item 5.   Other Information................................................27
   Item 6.   Exhibits and Reports on Form 8-K.................................27
   Signatures.................................................................28

   Certifications.............................................................28

                         PART I - FINANCIAL INFORMATION

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    XOMA Ltd.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                        March 31,      December 31,
                                                                           2003            2002
                                                                      --------------- ----------------
ASSETS                                                                 (Unaudited)       (Note 1)
Current assets:
  Cash and cash equivalents                                                 $ 32,745         $ 36,262
  Short-term investments                                                         357              391
  Restricted cash                                                                  -            1,500
  Receivables                                                                  4,407            8,656
  Related party receivables - current                                            100              206
  Inventory                                                                    1,306            1,306
  Prepaid expenses and other                                                     261              449
                                                                      --------------- ----------------
         Total current assets                                                 39,176           48,770
Property and equipment, net                                                   22,664           22,650
Related party receivables - long-term                                            190              190
Deposits and other                                                               147              172
                                                                      --------------- ----------------
         Total assets                                                       $ 62,177         $ 71,782
                                                                      =============== ================

LIABILITIES AND SHAREHOLDERS' EQUITY (Net Capital Deficiency)

Current liabilities:
Accounts payable                                                             $ 1,278          $ 3,201
  Accrued liabilities                                                          5,160            7,096
  Short-term loan                                                                  -              763
  Capital lease obligations - current                                            622              667
  Deferred revenue - current                                                   1,314            1,729
  Convertible subordinated note - current                                      5,180            5,146
                                                                      --------------- ----------------
         Total current liabilities                                            13,554           18,602

Capital lease obligations - long-term                                            592              729
Deferred revenue - long-term                                                     760              800
Note payable long-term                                                         3,562                -
Convertible subordinated note - long-term                                     67,416           63,016
                                                                      --------------- ----------------
         Total liabilities                                                    85,884           83,147

Shareholders' equity (Net capital deficiency):
  Common shares                                                                   36               36
  Additional paid-in capital                                                 530,138          529,354
  Accumulated comprehensive income                                                87              121
  Accumulated deficit                                                      (553,968)        (540,876)
                                                                      --------------- ----------------
         Total shareholders' equity (Net capital deficiency)                (23,707)         (11,365)
                                                                      --------------- ----------------
         Total liabilities and shareholders' equity                         $ 62,177         $ 71,782
                                                                      =============== ================

Note 1 - Amounts derived from the Company's audited financial statements appearing in the Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

     See accompanying notes to condensed consolidated financial statements.

                                    XOMA Ltd.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands except per share amounts)


                                                                         Three months ended March
                                                                                   31,
                                                                        ---------------------------
                                                                            2003          2002
                                                                        ------------- -------------

Revenues:
  License and collaborative fees                                             $ 1,155      $  6,313
   Contract and other revenue                                                  2,009         2,909
                                                                        ------------- -------------

   Total revenues                                                              3,164         9,222
                                                                        ------------- -------------

Operating costs and expenses:
   Research and development                                                   11,982         9,935
   Marketing, general and administrative                                       3,905         4,849
                                                                        ------------- -------------
   Total operating costs and expenses                                         15,887        14,784
                                                                        ------------- -------------

   Loss from operations                                                     (12,723)       (5,562)

Other income (expense):
   Investment and other income                                                   115           272
   Interest expense                                                            (486)         (649)
                                                                        ------------- -------------
         Net loss                                                         $ (13,094)     $ (5,939)
                                                                        ============= =============

Basic and diluted net loss per common share                                 $ (0.18)      $ (0.08)
                                                                        ============= =============

Shares used in computing basic and diluted net loss per common share          71,843        70,229
                                                                        ============= =============










     See accompanying notes to condensed consolidated financial statements.

                                    XOMA Ltd.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                                                Three months ended
                                                                                                    March 31,
                                                                                             -------------------------
                                                                                                2003         2002
                                                                                             ------------ ------------

Cash flows from operating activities:
      Net loss                                                                                $ (13,094)    $ (5,939)
         Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                               860          373
         Common shares contribution to 401(k) and management incentive plans                         666          541
         Increase (decrease) in notes to (from) a collaborative partner
              for cost allocations                                                                 (255)          700
         Accrued interest on convertible notes                                                       414          589
         (Gain) loss on disposal/retirement of property and equipment                                  -            1
      Changes in assets and liabilities:
         Receivables and related party and other receivables                                       4,355      (4,570)
         Inventory                                                                                     -          (7)
         Prepaid expenses and other                                                                  188           60
         Deposits and other                                                                           25          (7)
         Accounts payable                                                                        (1,923)        2,820
         Accrued liabilities                                                                     (1,934)          337
         Deferred revenue                                                                          (455)      (1,303)
                                                                                             ------------ ------------

              Net cash used in operating activities                                             (11,153)      (6,405)
                                                                                             ------------ ------------

Cash flows from investing activities:
         Transfer from restricted cash                                                             1,500            -
         Purchase of property and equipment, net of sale proceeds                                  (874)      (2,852)
                                                                                             ------------ ------------

              Net cash provided by (used in) investing activities                                    626      (2,852)
                                                                                             ------------ ------------

Cash flows from financing activities:
      Principal payments - short-term loan                                                         (763)            -
      Principal payments under capital lease obligations                                           (182)        (161)
      Proceeds from issuance of convertible notes                                                  7,837            -
      Proceeds from issuance of common or convertible preference shares and warrants                 118          281
                                                                                             ------------ ------------

              Net cash provided by financing activities                                            7,010          120
                                                                                             ------------ ------------

Net increase (decrease) in cash and cash equivalents                                             (3,517)      (9,137)
Cash and cash equivalents at the beginning of the period                                          36,262       67,320
                                                                                             ------------ ------------

Cash and cash equivalents at the end of the period                                              $ 32,745     $ 58,183
                                                                                             ============ ============


     See accompanying notes to condensed consolidated financial statements.

                                    XOMA Ltd.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

         The interim information contained in this report is unaudited but, in management's opinion, includes all normal recurring adjustments necessary for a fair presentation of results for the periods presented. Interim results may not be indicative of results to be expected for the full year or future periods. The condensed consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K. The unaudited consolidated condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2002 included in its Annual Report on Form 10-K.

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

Concentration of Risk

         Cash, cash equivalents, short-term investments and accounts receivable are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains and invests excess cash in money market funds and short-term investments, which bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three months ended March 31, 2003, three customers represented 40%, 34% and 16% of total revenues and as of March 31, 2003 billed and unbilled receivables totaled $0.2 million, $0 and $0 for these customers, respectively. For the three months ended March 31, 2002, three customers represented 54%, 28% and 16% of total revenues for these customers, respectively.

                                    XOMA Ltd.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

Share-Based Compensation

         In accordance with the provisions of the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations, and to adopt the "disclosure only" alternative described in SFAS 123. Under APB 25, if the exercise price of the Company's employee share options equals or exceeds the fair market value on the date of the grant or the fair value of the underlying shares on the date of the grant as determined by the Company's Board of Directors, no compensation expense is recognized. Accordingly, the financial statements reflect amortization of compensation resulting from options granted at exercise prices which were below market price at the grant date. Had compensation cost for the Company's shares-based compensation plans been based on the fair value method at the grant dates for awards under these plans consistent with the provisions of FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below for the three months ended March 31, 2003 and 2002 (in thousands, except per share amounts):

                                                                              Three months ended
                                                                                   March 31,
                                                                       ----------------------------------
                                                                            2003               2002
                                                                       ---------------     --------------

Net loss - as reported                                                     $ (13,094)          $ (5,939)
Deduct:
   Total share-based employee compensation
     expense determined under fair value method                                 (654)              (793)
                                                                       ---------------     --------------
Pro forma net loss                                                         $ (13,748)          $ (6,732)
                                                                       ===============     ==============

Loss per share
   Basic and diluted - as reported                                           $ (0.18)           $ (0.08)
   Basic and diluted - pro forma                                             $ (0.19)           $ (0.10)

The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the periods indicated below:


                                                   Three months ended
                                                        March 31,
                                            ----------------------------------
                                                 2003               2002
                                            ---------------     --------------

Dividend yield                                          0%                 0%
Expected volatility                                    99%                99%
Risk-free interest rate                              1.27%              1.50%
Expected life                                    4.9 years          6.2 years

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

                                    XOMA Ltd.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


License and Collaborative Fees

         Revenue from non-refundable, license or technology access payments under license and collaborative agreements where the Company has a continuing obligation to perform is recognized as revenue over the period of the continuing performance obligation.

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

Contract Revenue

         Contract revenue for research and development involves the Company providing research, development, or manufacturing services to collaborative partners. The Company recognizes revenue under these arrangements as the related research and development costs are incurred and collectibility is reasonably assured.

Product Sales

         The Company recognizes product revenue upon shipment when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns, and discounts, if any.

Research and Development

         Research and development expenses consist of direct and research-related allocated overhead costs such as facilities costs, salaries and related personnel costs, and material and supply costs. In addition, research and development expenses include costs related to clinical trials to validate the Company's testing processes and procedures and related overhead expenses. From time to time, research and development expenses may include upfront fees and milestones paid to collaborative partners for the purchase of rights to in-process research and development. Such amounts are expensed as incurred.

Comprehensive Income (Loss)

         Unrealized gains or losses on the Company's available-for-sale securities are included in other comprehensive income (loss). Comprehensive loss and its components for the three months ended March 31, 2003 and 2002 are as follows (in thousands):

                                                                      Three months ended
                                                                           March 31,
                                                                    ------------------------
                                                                       2003         2002
                                                                    ------------ -----------

Net loss                                                             $ (13,094)   $ (5,939)
Unrealized gain (loss) on securities available-for-sale                    (34)          --
                                                                    ------------ -----------
Comprehensive loss                                                   $ (13,128)   $ (5,939)
                                                                    ============ ===========

                                    XOMA Ltd.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Net Loss Per Share

         Basic and diluted net loss per share is based on the weighted average number of shares outstanding during the period in accordance with Financial Accounting Standard No. 128. The following potentially dilutive outstanding securities were not considered in the computation of diluted net loss per share because they would be antidilutive for the three months ended March 31, 2003 and 2002 (in thousands):

                                                                           Three months ended March
                                                                                     31,
                                                                          ---------------------------
                                                                               2003          2002
                                                                          --------------- -----------

Options for shares                                                                 5,673       4,585
Warrants for shares                                                                  700         700
Convertible notes, debentures and related interest, as if converted*              20,857       6,573

*The number of shares, as if converted represents a conversion price equal to the prevailing market prices of $3.46 and $8.59 at the close of business on March 31, 2003 and March 28, 2002, respectively.

Recent Accounting Pronouncements

         In November of 2002, the FASB issued Interpretation No. 45 (or FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's adoption of the recognition requirements in January of 2003 of FIN 45 did not have a material impact on the Company's results of operations and financial position.


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

        In December of 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." FAS 148 amends FAS 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclsoure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure

                                    XOMA Ltd.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB
25), "Accounting for Stock Issued to Employees," to account for employee stock options. See above in the "Significant Accounting Policies" note for the disclosure required by FAS 148.

         In January of 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company's adoption of the disclosure requirements in January of 2003 did not have an impact on the Company's financial position and results of operations. The ultimate adoption of the recognition requirements of FIN 46 in June 2003 is not expected to have a material impact on the Company's financial position or result of operations.



2.       BALANCE SHEET COMPONENTS

Inventories

         Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories, which relate principally to the Company's agreement with Baxter Healthcare Corporation, consist of the following (in thousands):

                                           March 31,      December 31,
                                             2003             2002
                                        ---------------- ---------------

Raw materials                                     $ 202           $ 202
Finished goods                                    1,104           1,104
                                        ---------------- ---------------
Total                                           $ 1,306         $ 1,306
                                        ================ ===============

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

                                           March 31,      December 31,
                                             2003             2002
                                        ---------------- ---------------

Accrued payroll expenses                        $ 2,443         $ 3,198
Accrued clinical trial expenses                     682             559
Accrued legal fees                                1,160           2,425
Other                                               875             914
                                        ---------------- ---------------
Total                                           $ 5,160         $ 7,096
                                        ================ ===============

                                    XOMA Ltd.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


3.       LICENSE AGREEMENTS AND RELATED CONTINGENCIES

         In February of 2002, XOMA and MorphoSys AG announced cross-licensing agreements for antibody-related technologies. The term of this license agreement commenced in February of 2002 and remains in effect until the expiration of the last patent within the XOMA patent rights provided under the terms of the agreement. Because there are no continuing performance obligations on the part of the Company under the MorphoSys agreement, the license fee provided for in that agreement was recognized as revenue in the first quarter of 2002. Under the terms of the agreement, the $5.0 million license fee was to be paid in two installments. The first $1.0 million installment was due and paid in the first quarter of 2002, and the second portion in the amount of $4.0 million was due in the fourth quarter of 2002. The second installment could be paid in either cash or with MorphoSys shares valued at the time of MorphoSys' election to pay the second installment.

         During the fourth quarter of 2002, we were notified by MorphoSys of its intention to exercise its option to pay the second installment totaling $4.0 million owed to XOMA under a license agreement with 363,466 of its ordinary shares, which number of shares was determined with reference to the market price of MorphoSys shares at the time of such notice (October 23, 2002). XOMA applied for, and on January 31, 2003 was granted, an exemption from German withholding tax on the full license fee from MorphoSys. The administrative process in Germany for the issuance of the shares was delayed pending resolution of the withholding tax matter. Upon receipt of the tax exemption, MorphoSys re-initiated the process, but XOMA had not received the shares as of March 31, 2003. On May 6, 2003, the shares were issued to XOMA (see Note 5 - Subsequent Events).

4.       GENENTECH AGREEMENT MODIFICATION

         In the first quarter of 2003 the Company's financing arrangement with Genentech related to development and commercialization of Raptiva(TM) was modified to provide the following terms:

         The credit limit under the convertible subordinated debt agreement was increased to $80.0 million to finance XOMA's share of development costs. The loan is due upon the earlier of (a) April of 2005, except for advances made after April 2003 in which case payment will be due on the second anniversary date of such advances or (b) within 90 days after first product approval (which could be before the end of 2003). At XOMA's election, the loan may be repaid in cash or with shares with the conversion price to be calculated at the time of payment based on the fair market value at the time of election. If repayment is triggered by product approval, XOMA may elect to defer payment of up to $40.0 million as an offset against the Company's proceeds from its 25% share of U.S. operating profits on the product. At March 31, 2003, the outstanding balance under this note totaled $67.4 million.

         A new $15.0 million loan facility was established to finance XOMA's share of U.S. commercialization costs. The loan is due upon the earlier of (a) the later of April of 2005 or the second anniversary of funding under the loan or (b) 90 days after first product approval by the FDA (which could be before the end of 2003). The commercial loan must be repaid in cash. At March 31, 2003 the outstanding balance under this note totaled $3.6 million.

         XOMA granted Genentech a security interest in the Company's profit share on Raptiva(TM) as collateral against any unpaid past due amounts of the loans.

                                   XOMA Ltd.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

5.       SUBSEQUENT EVENTS

         On May 12, 2003, XOMA and Genentech announced their decision to terminate Phase II testing of Raptiva(TM) in patients with moderate-to-severe rheumatoid arthritis based on an evaluation by an independent Data Safety Monitoring Board that suggested no overall net clinical benefit in patients receiving the study drug.

         On May 6, 2003, 363,466 shares of MorphoSys were issued to XOMA as payment for the second installment of $4.0 million due under the terms of the license agreement entered into in February 2002. Those shares will be classified as available-for-sale. Since the date of MorphoSys' election on October 23, 2002, the per share closing price for MorphoSys shares has ranged from approximately $4.64 to $15.20. On the date of issuance, the net fair market value of the shares approximated $4.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Revenues for the three months ended March 31, 2003 were $3.2 million, a 66% decrease compared with $9.2 million for the three months ended March 31, 2002. The decrease was primarily due to a non-recurring $5.0 million license fee from MorphoSys AG in the first quarter of 2002. Also, in the first quarter of 2003, contract revenue was lower by $1.0 million compared to the first quarter of 2002. This decrease was primarily related to lower development services from Onyx Pharmaceuticals, Inc.

         Research and development expenses for the three months ended March 31, 2003 increased to $12.0 million, or by 21%, from $9.9 million for the three months ended March 31, 2002. Spending in the three months ended March 31, 2003 reflected increased development costs associated with Raptiva(TM) (Efalizumab, formerly Xanelim(TM)), MLN01, and CAB-2. The increase was partially offset by decreased spending on ONYX-015 and NEUPREX(R).

         Our research and development activities can be divided into earlier stage programs, which include molecular biology, process development, pilot-scale production and preclinical testing, and later stage programs, which include clinical testing, regulatory affairs and manufacturing clinical supplies. The cost associated with these programs approximate the following (in thousands):

                                              Three Months Ended March
                                                        31,
                                             ---------------------------
                                                 2003          2002
                                             -------------- ------------
Earlier stage programs                             $ 7,199      $ 4,664
Later stage programs                                 4,783        5,271
                                             -------------- ------------
Total                                             $ 11,982      $ 9,935
                                             ============== ============

         Our research and development activities also can be divided into those related to our internal projects and those related to collaborative arrangements. The cost related to internal projects versus collaborative arrangements approximate the following (in thousands):

                                              Three Months Ended March
                                                        31,
                                             ---------------------------
                                                 2003          2002
                                             -------------- ------------
Internal projects                                  $ 4,422      $ 4,960
Collaborative arrangements                           7,560        4,975
                                             -------------- ------------
Total                                             $ 11,982      $ 9,935
                                             ============== ============

         For the three months ended March 31, 2003, one project accounted for approximately 25% of our total research and development costs. No other single project was greater than 20% of our total research and development costs during the three months ended March 31, 2003 and 2002.

         Marketing, general and administrative expenses for the three months ended March 31, 2003 decreased to $3.9 million, or 19%, from $4.8 million for the three months ended March 31, 2002. The most significant component of this decrease was legal expenses related primarily to our litigation against Biosite Incorporated and certain shareholder litigation. The litigation matters to which these expenses related have been settled or otherwise resolved. The three months ended March 31, 2003 and 2002 also included expenses related to pre-launch activities for Raptiva(TM). These expenses are expected to continue at similar or higher levels until the product launch date.

         Investment income for the three months ended March 31, 2003 decreased to $0.1 million, or 58%, compared to $0.3 million for the three months ended March 31, 2002 due to lower interest rates and lower average cash balances. Interest expense for the three months ended March 31, 2003 decreased to $0.5 million, or 25%, compared to $0.6 million for the three months ended March 31, 2002. This decrease reflected lower interest rates on a higher average outstanding balance of the convertible notes due to Genentech and Millennium. Interest expense for the remainder of 2003 is expected to increase due to anticipated higher development and commercial loan balances due to Genentech.

         On March 31, 2003, XOMA had not received from MorphoSys the 363,466 ordinary shares issued by MorphoSys in settlement of its $4.0 million obligation to XOMA arising from our 2002 license agreement. On May 6, 2003, the shares were issued to XOMA. These shares will be classified as available-for-sale. Since the date of MorphoSys' election on October 23, 2002, the per share closing price for MorphoSys shares has ranged from approximately $4.64 to $15.20. On the date of issuance, the net fair market value of the shares approximated $4.0 million. If the future value of MorphoSys shares results in an unfavorable outcome for XOMA, the Company's financial position and results of operations would be adversely impacted.

Liquidity and Capital Resources

         Cash, cash equivalents, short-term investments and restricted cash decreased during the first three months of 2003 by $5.1 million to $33.1 million at March 31, 2003. The Company's cash, cash equivalents and short-term investments are expected to decrease through 2003, except to the extent that the Company may utilize debt funding by Genentech for XOMA's share of Raptiva(TM) development and marketing costs, obtain additional funding under the terms of our investment agreement with Millennium, or secure additional sources of funding.

         Net cash used in operating activities was $11.2 million for the three months ended March 31, 2003, compared with $6.4 million for the three months ended March 31, 2002. The increase in the first quarter of 2003 when compared with the first quarter of 2002 primarily reflected a higher net loss and reductions in accounts payable and accrued expenses related primarily to legal expenses, partially offset by reductions in accounts receivable from licensing activities in the first quarter of 2003 compared to increases in the first quarter of 2002.

         Net cash provided by investing activities was $0.6 million for the three months ended March 31, 2003, compared to cash used in investing activities of $2.9 million for the three months ended March 31, 2002. The increase in the first quarter of 2003 when compared to the first quarter of 2002 was primarily due to restrictions on $1.5 million of cash being released, which was securing the short-term loan that was paid off during the first quarter of 2003. This increase was offset by $0.9 million in purchases of property and equipment during the first quarter of 2003 compared to $2.9 million during the first quarter of 2002. Capital programs in 2002 included renovating and expanding our manufacturing and warehouse facilities and other infrastructure investments. Capital spending is expected to continue at this lower level for the remainder of 2003.

         Net cash provided by financing activities was $7.0 million for the three months ended March 31, 2003, compared with $0.1 million for the three months ended March 31, 2002. The increase in the first quarter of 2003 when compared to the first quarter of 2002 primarily consisted of $7.8 million net funding from Genentech under our development agreement. This was offset by a principal payment of $0.8 million, which paid off our short-term loan obligation.

         In the first quarter of 2003 the Company's financing arrangement with Genentech related to development and commercialization of Raptiva(TM) was modified to provide the following terms:

         The credit limit under the convertible subordinated debt agreement was increased to $80.0 million to finance XOMA's share of development costs. The loan is due upon the earlier of (a) the later of April of 2005 or the second anniversary of funding under the loan or (b) within 90 days after first product approval (which could be before the end of 2003). At XOMA's election, the loan may be repaid in cash or stock. If repayment is triggered by product approval, XOMA may elect to defer payment of up to $40.0 million as an offset against the Company's proceeds from its 25% share of U.S. operating profits on the product. At March 31, 2003, the outstanding balance under this note totaled $67.4 million.

         A new $15.0 million loan facility was established to finance XOMA's share of U.S. commercialization costs. The loan is due upon the earlier of (a) the later of April of 2005 or the second anniversary of funding under the loan or (b) 90 days after first product approval by the FDA (which could be before the end of 2003). The commercial loan must be repaid in cash. At March 31, 2003 the outstanding balance under this note totaled $3.6 million.

         XOMA granted Genentech a security interest in the Company's profit share on Raptiva(TM) as collateral against any unpaid past due amounts of the loans.

         The present outlook is for higher losses in 2003 than recorded in 2002, primarily due to increased expenses on Raptiva(TM) and on the Millennium collaboration, as well as lower licensing and contract services revenue. The Company's strategy is to attempt to continue broadening its product pipeline through additional development collaborations such as its arrangements with Genentech, Onyx and Millennium. To support these activities, the Company expanded its manufacturing capacity and other development capabilities during 2001 and 2002. For example, the Company relocated its technical development and pilot plant facilities from Santa Monica to Berkeley in 2001 to improve efficiencies. XOMA also installed a third 2750-liter fermentation line in its Berkeley production facility, which became operational in the second half of 2002.

         Based on current spending levels, anticipated revenues, debt financing provided by Genentech for XOMA's share of Raptiva(TM) development and marketing costs, and financing commitments from Millennium under the collaborative agreement between the companies, the Company estimates it has sufficient cash resources to meet its operating needs through at least the end of 2004. Any significant revenue shortfalls, or increases in planned spending on development programs could shorten this period. Any change in spending on Raptiva(TM) prior to approval should have no impact on liquidity due to the Company's financing arrangement with Genentech. Approval of Raptiva(TM) during this period would be expected to improve operating cash flow to the extent of XOMA's share of operating profits from sales of Raptiva(TM) in the U.S., but require repayment of amounts owed to Genentech under the financial arrangements discussed above. Additional licensing arrangements or collaborations or otherwise entering into new equity or other financing arrangements could extend this period. In December of 2002, Genentech submitted a BLA to the U.S. Food and Drug Administration for marketing approval of Raptiva(TM) for the treatment of moderate-to-severe plaque psoriasis. The timeliness of review of the BLA by the FDA may have a material impact on the Company's cash flow, and its ability to raise new funding on acceptable terms. Progress or setbacks by the Company in its other development programs or by potentially competing companies' products may also affect XOMA's ability to raise new funding on acceptable terms. For a further discussion of the risks related to our business and their effects on our cash flow and ability to raise new funding on acceptable terms, see "Forward-Looking Statements and Cautionary Factors that May Affect Future Results," included in this Item 2 below.

         As of March 31, 2003, future contractual obligations are as follows (in thousands):

                              Note             Capital         Operating      Convertible
                            Payable*           Leases            Leases         Notes**          Total
                         ---------------   ----------------   -------------   -------------   -------------

Remainder
of 2003                       $       -              $ 421         $ 2,086         $ 5,180         $ 7,687
2004                                  -                572           2,894               -           3,466
2005                              3,562                221           2,890          67,416          74,089
2006                                  -                  -           2,900               -           2,900
2007                                  -                  -           2,730               -           2,730
Thereafter                            -                  -             708               -             708
                         ---------------   ----------------   -------------   -------------   -------------

Total                           $ 3,562            $ 1,214        $ 14,208        $ 72,596        $ 91,580
                         ===============   ================   =============   =============   =============

* The amount due in 2005 relates to XOMA's commercial loan agreement with Genenetech. This amount is due at the earlier of (a) the later of April of 2005 or the second anniversary of funding under the loans or (b) 90 days after first product approval (which could be before the end of 2003).

** The amount due in 2005 relates to XOMA's convertible subordinated debt agreement with Genentech. This amount is due at the earlier of (a) the later of April of 2005 or the second anniversary of funding under the loans or (b) within 90 days after the first product approval (which could be before the end of 2003).

         Under an effective shelf registration statement filed on November 17, 2000, we registered 10,000,000 common shares, of which 7,000,000 common shares have not been issued and remain available to be sold from time to time by us. In addition, pursuant to our agreements with Millennium, we have an effective registration statement filed on December 12, 2002 covering the resale by Millennium of up to 5,000,000 common shares we have issued or may issue to Millennium, and we have issued a total of 1,443,418 shares to Millennium which may be resold under that registration statement. Pursuant to our arrangement with Genentech, we have an effective registration statement filed on August 5, 1999 covering the resale by Genentech of up to 2,000,000 common shares we may issue to Genentech, of which 482,000 have been issued and resold.

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

Forward-Looking Statements And Cautionary Factors That May Affect Future Results

         Certain statements contained herein related to the relative size of the Company's loss for 2002 and the first quarter of 2003, the estimated levels of its expenses and revenues for the balance of 2003, the sufficiency of its cash resources, existing and potential collaborative and licensing relationships and current plans for product development including the progress of clinical trials and the regulatory process, as well as timing of clinical trials and regulatory filings and approvals or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, the actual loss for 2003 could be higher depending on revenues from licensees and collaborators, the size and timing of expenditures, and whether there are unanticipated expenses. The sufficiency of cash resources could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated or if funds are not available; and regulatory approvals could be delayed or denied as a result of safety or efficacy issues regarding the products being tested, action, inaction or delay by the FDA, European or other regulators, or issues relating to analysis, interpretation or submission of scientific data. These and other risks, including those related to changes in the status of existing collaborative relationships, availability of additional licensing or collaboration opportunities, the timing or results of pending and future clinical trials, the ability of collaborators and other partners to meet their obligations, market demand for products, actions by the Food and Drug Administration or the U.S. Patent and Trademark Office, scale-up and marketing capabilities, competition, international operations, share price volatility, the Company's financing needs and opportunities uncertainties regarding the status of biotechnology patents, uncertainties as to the costs of protecting intellectual property, and risks associated with our status as a Bermuda company are described in more detail in the remainder of this section.

None Of Our Therapeutic Products Have Received Regulatory Approval. If Our Products Do Not Receive Regulatory Approval, Neither Our Third Party Collaborators Nor We Will Be Able To Manufacture And Market Them.

         Even our most advanced therapeutic product has not received regulatory approval. Our products cannot be manufactured and marketed in the United States and other countries without required regulatory approvals. The United States government and governments of other countries extensively regulate many aspects of our products, including:

     o   testing,

     o   manufacturing,

     o   promotion and marketing, and

     o   exporting.

         In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe that our products will be regulated by the FDA as biologics. The FDA has announced that it is consolidating its responsibility for reviewing new pharmaceutical products into its Center for Drug Evaluation and Research, the body that currently reviews drug products, combining that operation with part of its biologics review operation, the Center for Biologics Evaluation and Research. Because implementation of this plan may not be complete, we do not know when or how this change will affect us. State regulations may also affect our proposed products.

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

         Our potential products will require significant additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, and expensive. As clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly. As a result, it is uncertain whether:

     o   our future filings will be delayed,

     o   our studies will be successful,

     o   we will be able to provide necessary additional data,

     o   our future results will justify further development, or

     o we will ultimately achieve regulatory approval for any of these products.

For example,

     o in 1996, we and Genentech began testing Raptiva(TM) (Efalizumab, formerly Xanelim(TM)) in patients with moderate-to-severe psoriasis. In April of 2002, we and Genentech announced that a pharmacokinetic study conducted on Raptiva(TM) comparing XOMA-produced material and Genentech-produced material did not achieve the pre-defined statistical definition of comparability, and the FDA requested that another Phase III study be completed before the filing of a Biologics License Application for Raptiva(TM), delaying the filing of a Biologics Licensing Application with the FDA for Raptiva(TM) beyond the previously-planned time frame of summer 2002. In September of 2002, we and Genentech announced the results of the additional Phase III study which achieved its primary efficacy endpoint. In December of 2002, Genentech submitted a Biologics License Application for Raptiva(TM) for the treatment of moderate-to-severe plaque psoriasis, which was accepted by the FDA in February of 2003. Genentech has projected a 10-month regulatory review period, which could potentially lead to FDA action in late 2003. However, we do not yet know what issues the FDA may raise with respect to efficacy or safety of the drug or other elements of the application. In March 2003, we announced completion of enrollment in a Phase II study of Raptiva(TM) in patients suffering from rheumatoid arthritis. In May of 2003, we and Genentech announced our decision to terminate Phase II testing of Raptiva(TM) in patients suffering from rheumatoid arthritis based on an evaluation by an independent Data Safety Monitoring Board that suggested no overall net clinical benefit in patients receiving the study drug. We have also announced the initiation of enrollment in a Phase II study of Raptiva(TM) as a possible treatment for patients with psoriatic arthritis. We do not know whether or when any such testing will demonstrate product safety and efficacy in these patient populations or result in regulatory approval.

     o in December of 1992, we began human testing of our NEUPREX(R) product, a genetically engineered fragment of a particular human protein, and have licensed certain worldwide rights to Baxter. In April of 2000, members of the FDA and representatives of XOMA and Baxter discussed results from the Phase III trial that tested NEUPREX(R) in pediatric patients with a potentially deadly bacterial infection called meningococcemia, and senior representatives of the FDA indicated that the data presented were not sufficient to support the filing of an application for marketing approval at that time. Because neither Baxter nor we have generated any additional data or completed any further analysis, we do not know whether we will be able to supply such additional data. If we conduct an additional trial to provide the requested additional data, we will not know whether the results will be adequate for approval until the trial has been completed and the resulting data reviewed by the FDA. In November of 2002, Baxter completed enrollment in a small Phase II study with NEUPREX(R) in Crohn's disease patients, but because we do not know the results, we do not know whether the results will justify further development.

         Given that regulatory review is an interactive and continuous process, we maintain a policy of limiting announcements and comments upon the specific details of the ongoing regulatory review of our products, subject to our obligations under the securities laws, until definitive action is taken.

Because All Of Our Products Are Still In Development, We Will Require Substantial Funds To Continue; We Cannot Be Certain That Funds Will Be Available And, If Not Available, We May Have To Take Actions Which Could Adversely Affect Your Investment.

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

         Specifically, although changes in spending on Raptiva(TM) should not impact liquidity due to our financing arrangements with Genentech and FDA approval of Raptiva(TM) would generally be expected to improve operating cash flow to the extent of XOMA's share of opertaing profits from sales of Raptiva(TM) in the U.S., such approval will also require repayment in cash, shares or deferred repayment of up to $40.0 million of amounts owed to Genentech (approximately $71.0 million under both loan agreements as of March 31, 2003). In addition, any delays in the review by the FDA of the Biologics License Application for Raptiva(TM) may have a material impact on our cash flow and on our ability to raise new funding on acceptable terms.

The Financial Terms Of Some Of Our Existing Collaborative Arrangements Could Result In Dilution Of Our Share Value.

         We have financed, and anticipate continuing to finance, our most significant development program, Raptiva(TM), principally by borrowing from Genentech, and this debt is convertible at XOMA's option into our common shares with the conversion price to be calculated at the time of conversion. The outstanding amount of such convertible debt as of March 31, 2003 was approximately $67.4 million. This debt will come due at the earlier of April of 2005 or within 90 days after first product approval (which could be before the end of 2003). Unless we secure substantial alternative financing, it is likely that some or all of this debt, as well as some or all of any convertible debt issued in the future as part of this financing arrangement, will be converted into equity when it comes due rather than be repaid in cash, resulting in the issuance of additional common shares.

         Our financing arrangement with Millennium includes a $5.0 million convertible note we issued to Millennium in November of 2001, which comes due in May of 2003 and may be converted into common shares at that time. In addition, we have the option to issue up to $42.5 million worth of common shares to Millennium over the next 15 months, including the conversion of current outstanding convertible debt. The total amount issuable in 2003, including debt conversion, could be $27.5 million. The number of shares to be issued will be based on a conversion price to be calculated at the time of conversion.

         These arrangements, as well as future arrangements we may enter into with similar effect, could result in dilution in the value of our shares.

Because All Of Our Products Are Still In Development, We Have Sustained Losses In The Past And We Expect To Sustain Losses In The Future.

         We have experienced significant losses and, as of March 31, 2003, we had an accumulated deficit of $554.0 million.

         For the quarter ended March 31, 2003, we had a net loss of approximately $13.1 million, or $0.18 per common share (basic and diluted). For the year ended December 31, 2002, we had a net loss of approximately $33.2 million, or $0.47 per common share (basic and diluted). We expect to incur additional losses in the future, primarily due to increased expenses on Raptiva(TM) and on the Millennium collaboration, as well as lower licensing and contract services revenue.

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

If Third Party Collaborators Do Not Successfully Develop And Market Our Products, We May Not Be Able To Do So On Our Own.

         Our financial resources and our marketing experience and expertise are limited. Consequently, we depend to a large extent upon securing the financial resources and marketing capabilities of third parties with whom we collaborate.

     o In April of 1996, we and Genentech entered into an agreement whereby we agreed to co-develop Genentech's humanized monoclonal antibody product Raptiva(TM). In April of 1999, the companies extended and expanded the agreement. In March 2003, the Company further expanded the agreement.

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

         Because our collaborators are independent third parties, they may be subject to different risks than we are and have significant discretion in determining the efforts and resources they will apply. We do not know whether Genentech, Baxter, Onyx or Millennium will successfully develop or market any of the products we are collaborating on.

         Specifically, in January of 2003, Onyx announced suspension of development activities, including manufacturing, related to the product that is the subject of our alliance, while Onyx seeks a marketing partner for the product to enable it to reinitiate development, and we are not involved in assisting Onyx in this process. In addition, plans for further development, including a potential collaboration with another pharmaceutical company, are being pursued with Baxter to provide additional resources for development. Because these efforts are on going, we do not know whether any additional partners or resources will be found in either of these situations.

         In March 2003, the Company announced that it and Baxter would be seeking an additional partner to bring development resources and expertise to support NEUPREX(TM) development. There can be no assurance that the companies will be successful in securing such an additional partner, and if not, this could have an adverse impact on clinical development activities.

         Even when we have a collaborative relationship, other circumstances may prevent it from resulting in successful development of marketable products. For example, in June of 1999, we licensed certain genetically engineered fragments of a particular human protein to Allergan Inc. to treat bacterial ophthalmic infections. In May of 2000, following successful product testing at Allergan, we expanded the collaboration. In November of 2000,

Allergan advised us that for internal economic reasons they planned to discontinue development of ophthalmic anti-infective products derived from this protein.

         Although we continue to evaluate additional strategic alliances and potential partnerships, we do not know whether or when any such alliances or partnerships will be entered into.

Because We Have No History Of Profitability And Because The Biotechnology Sector Has Been Characterized By Highly Volatile Stock Prices, Announcements We Make And General Market Conditions For Biotechnology Stocks Could Result In A Sudden Change In The Value Of Our Common Shares.

         As a biopharmaceutical company, we have experienced significant volatility in our common shares. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. From December 31, 2001 through May 12, 2003, our share price has ranged from a high of $12.19 to a low of $2.84. On May 12, 2003, the last reported sale price of the common shares as reported on the Nasdaq National Market was $4.72 per share. Factors contributing to such volatility include, but are not limited to:

     o   results of preclinical studies and clinical trials

     o   information relating to the safety or efficacy of our products

     o   developments regarding regulatory filings

     o   announcements of new collaborations

     o   failure to enter into collaborations

     o   developments in existing collaborations

     o   our funding requirements and the terms of our financing arrangements

     o announcements of technological innovations or new indications for our therapeutic products

     o   government regulations

     o   developments in patent or other proprietary rights

     o   the number of shares outstanding

     o   the number of shares trading on an average trading day

     o announcements regarding other participants in the biotechnology and pharmaceutical industries

     o   market speculation regarding any of the foregoing

Because Many Of The Companies We Do Business With Are Also In The Biotechnology Sector, The Volatility Of That Sector Can Affect Us Indirectly As Well As Directly.

         The same factors that affect us directly because we are a biotechnology company can also adversely impact us indirectly by affecting the ability of our collaborators, partners and others we do business with to meet their obligations to us or our ability to realize the value of the consideration provided to us by these other companies. For example, in connection with our licensing transaction with MorphoSys AG, MorphoSys has announced that it has exercised its option to pay a portion of the license fee owed to us in the form of equity securities of MorphoSys. XOMA has only recently received these shares and the future value of these shares is subject both to market risks affecting our ability to realize the value of these shares and more generally to the business and other risks to which the issuer of these shares is subject. Since the date of MorphoSys' election on October 23, 2002, the per share closing price for MorphoSys shares has ranged from approximately $4.64 to $15.20, which demonstrates the volatility of these shares in the current market.

If Any Of Our Products Receives Regulatory Approval, We May Not Be Able To Increase Existing Or Acquire New Manufacturing Capacity Sufficient To Meet Market Demand.

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

Because We Do Not And Cannot Currently Market Any Of Our Products For Commercial Sale, We Do Not Know Whether There Will Be A Viable Market For Our Products.

         Even if we receive regulatory approval for our products and we or our third party collaborators successfully manufacture them, our products may not be accepted in the marketplace. For example, physicians and/or patients may not accept a product for a particular indication because it has been biologically derived (and not discovered and developed by more traditional means) if no biologically derived products are currently in widespread use in that indication, as is currently the case with psoriasis. Consequently, we do not know if physicians or patients will adopt or use our products for their approved indications.

If Our And Our Partners' Patent Protection For Our Principal Products And Processes Is Not Enforceable, We May Not Realize Our Profit Potential.

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

Protecting Our Intellectual Property Can Be Costly And Expose Us To Risks Of Counterclaims Against Us.

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

Other Companies May Render Some Or All Of Our Products Noncompetitive Or
Obsolete.

         Developments by others may render our products or technologies obsolete or uncompetitive. Technologies developed and utilized by the biotechnology and pharmaceutical industries are continuously and substantially changing. Competition in the areas of genetically engineered DNA-based and antibody-based technologies is intense and expected to increase in the future as a number of established biotechnology firms and large chemical and pharmaceutical companies advance in these fields. Many of these competitors may be able to develop products and processes competitive with or superior to our own for many reasons, including that they may have:

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

     o it has been announced that Amgen Inc. tested its rheumatoid arthritis and psoriatic arthritis drug, Enbrel(R), in a Phase III clinical trial in patients with moderate-to-severe plaque psoriasis; meeting the primary endpoint and all secondary endpoints, that the primary and key secondary endpoints were met in a second Phase III trial, and that filing for regualtory approval with the U.S. FDA for this medication is expected in 2003;

     o MedImmune, Inc. has completed enrollment in three Phase II trials to evaluate its anit-T cell monoclonal antibody in psoriasis;

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

As We Do More Business Internationally, We Will Be Subject To Additional Political, Economic And Regulatory Uncertainties.

         We may not be able to successfully operate in any foreign market. We believe that, because the pharmaceutical industry is global in nature, international activities will be a significant part of our future business activities and that, when and if we are able to generate income, a substantial portion of that income will be derived from product sales and other activities outside the United States. Foreign regulatory agencies often establish standards different from those in the United States, and an inability to obtain foreign regulatory approvals on a timely basis could put us at a competitive disadvantage or make it uneconomical to proceed with a product's development. International operations may be limited or disrupted by:

     o   imposition of government controls,

     o   export license requirements,

     o   political or economic instability,

     o   trade restrictions,

     o   changes in tariffs,

     o   restrictions on repatriating profits,

     o   exchange rate fluctuations,

     o   withholding and other taxation, and

     o   difficulties in staffing and managing international operations.

Because We Are A Relatively Small Biopharmaceutical Company With Limited Resources, We May Not Be Able To Attract And Retain Qualified Personnel, And The Loss Of Key Personnel Could Delay Or Prevent Achieving Our Objectives.

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

Because We Engage In Human Testing, We Are Exposed To An Increased Risk Of Product Liability Claims.

         The testing and marketing of medical products entails an inherent risk of allegations of product liability. We believe that we currently have adequate levels of insurance for our clinical trials, however, in the event of one or more large, unforeseen awards, such levels may not provide adequate coverage. We will seek to obtain additional insurance, if needed, if and when our products are commercialized; however, because we do not know when this will occur, we do not know whether adequate insurance coverage will be available or be available at acceptable costs. A significant product liability claim for which we were not covered by insurance would have to be paid from cash or other assets. To the extent we have sufficient insurance coverage, such a claim would result in higher subsequent insurance rates.

We May Be Subject To Increased Risks Because We Are A Bermuda Company.

         Alleged abuses by certain companies that have changed their legal domicile from jurisdictions within the United States to Bermuda have created an environment where, notwithstanding that we changed our legal domicile in a transaction that was approved by our shareholders and fully taxable to our company under U.S. law, we may be exposed to various prejudicial actions, including:

     o   "blacklisting" of our common shares by certain pension funds;

     o   legislation restricting certain types of transactions; and

     o   punitive tax legislation.

         We do not know whether any of these things will happen, but if implemented one or more of them may have an adverse impact on our future operations or our share price.

If You Were To Obtain A Judgment Against Us, It May Be Difficult To Enforce Against Us Because We Are A Foreign Entity.

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

Our Shareholder Rights Agreement Or Bye-laws May Prevent Transactions That Could Be Beneficial To Our Shareholders And May Insulate Our Management From Removal.

         In February of 2003, we renewed our shareholder rights agreement, which could make it considerably more difficult or costly for a person or group to acquire control of XOMA in a transaction that our board of directors opposes.

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

         These provisions of our shareholders rights agreement and our bye-laws, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of common shares, could limit the ability of shareholders to approve transactions that they may deem to be in their best interests, and could make it considerably more difficult for a potential acquiror to replace management.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

         The Company's exposure to market rate risk due to changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. By policy, the Company places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances. The Company classifies its cash equivalents as fixed rate if the rate of return on an instrument remains fixed over its term. As of March 31, 2003, all the Company's cash equivalents are classified as fixed rate.

         The Company also has a long-term convertible note due to Genentech in 2005. Interest on this note of LIBOR plus 1% is reset at the end of June and December each year and is therefore variable.

         The table below presents the amounts and related weighted interest rates of the Company's cash equivalents at March 31, 2003:

                                   Fair Value

                                              Maturity      (in thousands)        Average Interest Rate
                                             -----------   -----------------    -------------------------

Cash equivalents, fixed rate                  Daily            $ 32,745                  1.32%

Other Market Risk

         At March 31, 2003, the Company had a long-term convertible note outstanding which is convertible into common shares based on the market price of the Company's common shares at the time of conversion. A 10% decrease in the market price of the Company's common shares would increase the number of shares issuable upon conversion of either security by approximately 11%. An increase in the market price of Company common shares of 10% would decrease the shares issuable by approximately 9%.

ITEM 4.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including Chairman of the Board, President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on this evaluation, our Chairman of the Board, President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in our periodic SEC filings.

         There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

         Exhibit 1. Press Release dated April 10, 2003. (1)

         Exhibit 2. Amended and Restated Collaboration Agreement, dated March
                    31, 2003, by and between XOMA (US) LLC and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission). (2)

         Exhibit 3. Amended and Restated Convertible Secured Note Agreement
                    (Development Loan), dated as of March 31, 2003. (2)

         Exhibit 4. Secured Note Agreement (Commercial Launch Loan), dated as of
                    March 31, 2003. (2)

         Exhibit 5. Security Agreement, dated as of March 31, 2003, by and between XOMA Ltd. and Genentech, Inc. (2)

         Exhibit 6. Registration Rights Agreement, dated as of March 31, 2003, by and between XOMA Ltd. and Genentech, Inc. (2)

          -------------------

          (1) Incorporated by reference to the referenced exhibit to XOMA's Current Report on Form 8-K dated and filed April 11, 2003 (File No. 0-14710).

          (2) Incorporated by reference to the referenced exhibit to XOMA's Amendment No. 1 to Current Report on Form 8-K/A dated and filed April 18, 2003 (File No. 0-14710).

         Reports on Form 8-K:

                  We did not file any Reports on Form 8-K during the quarter ended March 31, 2003.

                                    XOMA Ltd.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        XOMA Ltd.

Date:    May 15, 2003                   By:  /s/ JOHN L. CASTELLO
                                             --------------------
                                            John L. Castello
                                            Chairman of the Board, President and
                                            Chief Executive Officer

Date:    May 15, 2003                   By:  /s/ PETER B. DAVIS
                                             ------------------
                                            Peter B. Davis
                                            Vice President, Finance and
                                            Chief Financial Officer


                   CERTIFICATION ACCOMPANYING PERIODIC REPORT

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.Css.1350)

Each of the undersigned officers of XOMA Ltd. (the "Company") hereby certifies that (1) the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13
(a) or 15 (d) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.


                                        XOMA Ltd.

Date:    May 15, 2003                   By:  /s/ JOHN L. CASTELLO
                                             --------------------
                                            John L. Castello
                                            Chairman of the Board, President and
                                            Chief Executive Officer

Date:    May 15, 2003                   By:  /s/ PETER B. DAVIS
                                             ------------------
                                            Peter B. Davis
                                            Vice President, Finance and
                                            Chief Financial Officer

                                 CERTIFICATIONS


I, JOHN L. CASTELLO, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of XOMA, Ltd.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 15, 2003                   By:  /s/ JOHN L. CASTELLO
                                             --------------------

                                            John L. Castello
                                            Chairman of the Board, President and
                                            Chief Executive Officer

I, PETER B. DAVIS, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of XOMA, Ltd.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 15, 2003                   By:  /s/ PETER B. DAVIS
                                             ------------------

                                            Peter B. Davis
                                            Vice President, Finance and
                                            Chief Financial Officer