Form 10-Q
period 2003-06-30
XOMA LTD /DE/
filed 2003-08-13
CIK 791908

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2003

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

                                 Yes /X/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                                 Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares US$.0005 par value                72,629,047
Class                                           Outstanding at August 11, 2003

--------------------------------------------------------------------------------

                                    XOMA Ltd.
                                    FORM 10-Q
                                TABLE OF CONTENTS



                                                                                                               Page
PART I        FINANCIAL INFORMATION

         Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002..............1

                     Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30,
                        2003 and 2002.............................................................................2

                     Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003
                        and 2002..................................................................................3

                     Notes to Condensed Consolidated Financial Statements.........................................4

         Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......11

         Item 3.     Quantitative and Qualitative Disclosures About Market Risk..................................26

         Item 4.     Controls and Procedures.....................................................................26


PART II       OTHER INFORMATION

         Item 1.     Legal Proceedings...........................................................................28

         Item 2.     Changes in Securities and Use of Proceeds...................................................28

         Item 3.     Defaults upon Senior Securities.............................................................28

         Item 4.     Submission of Matters to a Vote of Security Holders.........................................28

         Item 5.     Other Information...........................................................................29

         Item 6.     Exhibits and Reports on Form 8-K............................................................29

         Signatures..............................................................................................30


                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    XOMA Ltd.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                      June 30,       December 31,
                                                                        2003             2002
                                                                  ----------------- ----------------
ASSETS                                                              (Unaudited)        (Note 1)
Current assets:
     Cash and cash equivalents                                            $ 26,946         $ 36,262
     Short-term investments                                                  2,592              391
     Restricted cash                                                             -            1,500
     Receivables                                                               484            8,656
     Related party receivables - current                                       100              206
     Inventory                                                               1,306            1,306
     Prepaid expenses and other                                              1,044              449
                                                                  ----------------- ----------------
         Total current assets                                               32,472           48,770
Property and equipment, net                                                 22,699           22,650
Related party receivables - long-term                                          108              190
Deposits and other                                                             159              172
                                                                  ----------------- ----------------
         Total assets                                                     $ 55,438         $ 71,782
                                                                  ================= ================


LIABILITIES AND SHAREHOLDERS' EQUITY (Net Capital Deficiency)

Current liabilities:
     Accounts payable                                                      $ 2,961           $ 3,201
     Accrued liabilities                                                     5,379             7,096
     Short-term loan                                                             -               763
     Capital lease obligations - current                                       542               667
     Deferred revenue - current                                              1,650             1,729
     Convertible subordinated note - current                                 5,214             5,146
                                                                  ----------------- -----------------
         Total current liabilities                                          15,746            18,602

Capital lease obligations - long-term                                          497               729
Deferred revenue - long-term                                                    30               800
Note payable long-term                                                       5,260                 -
Convertible subordinated note - long-term                                   69,617            63,016
                                                                  ----------------- -----------------
         Total liabilities                                                  91,150            83,147

Shareholders' equity (Net capital deficiency):
     Common shares                                                              36                36
     Additional paid-in capital                                            534,054           529,354
     Accumulated comprehensive income                                          228               121
     Accumulated deficit                                                  (570,030)         (540,876)
                                                                  ----------------- -----------------
         Total shareholders' equity (Net capital deficiency)               (35,712)          (11,365)
                                                                  ----------------- -----------------
         Total liabilities and shareholders' equity                        $55,438          $ 71,782
                                                                  ================= =================

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

                                    XOMA Ltd.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands except per share amounts)


                                                                Three months ended         Six months ended
                                                                     June 30,                  June 30,
                                                            -----------------------------------------------------
                                                                   2003         2002        2003          2002
                                                            -------------- ------------- ------------ -----------

Revenues:
   License and collaborative fees                                   $ 920      $ 1,340       $ 2,075     $ 7,653
   Contract and other revenue                                       1,441        3,384         3,450       6,293
                                                            -------------- ------------- ------------- ----------

         Total revenues                                             2,361        4,724         5,525      13,946
                                                            -------------- ------------- ------------- ----------

Operating costs and expenses:
   Research and development                                        13,502       10,759        25,484      20,694
   Marketing, general and administrative                            4,698        3,849         8,603       8,698
                                                            -------------- ------------- ------------- ----------
         Total operating costs and expenses                        18,200       14,608        34,087      29,392
                                                            -------------- ------------- ------------- ----------

         Loss from operations                                     (15,839)      (9,884)      (28,562)    (15,446)

Other income (expense):
   Investment and other income                                        268          232           383         504
   Interest expense                                                  (489)        (493)         (975)     (1,142)
                                                            -------------- ------------- ------------- ----------
         Net loss                                               $ (16,060)   $ (10,145)    $ (29,154)  $ (16,084)
                                                            ============== ============= ============= ==========

Basic and diluted net loss per common share                       $ (0.22)     $ (0.14)      $ (0.41)    $ (0.23)
                                                            ============== ============= ============= ==========

Shares used in computing basic and diluted net loss
per common share                                                   72,023       70,309        71,937      70,269
                                                            ============== ============= ============= ==========



     See accompanying notes to condensed consolidated financial statement.

                                    XOMA Ltd.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                                                Six months ended
                                                                                                    June 30,
                                                                                            --------------------------
                                                                                                2003         2002
                                                                                            --------------- ----------

Cash flows from operating activities:
      Net loss                                                                                 $ (29,154)   $ (16,084)
         Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                             1,878          823
         Common shares contribution to 401(k) and management incentive plans                         685          541
         Increase (decrease) in notes to (from) a collaborative partner
             for cost allocations                                                                    270        1,250
         Accrued interest on convertible notes                                                       872          834
         (Gain) loss on disposal/retirement of property and equipment and investments               (193)           1
      Changes in assets and liabilities:
         Receivables and related party and other receivables                                       8,360       (5,169)
         Inventory                                                                                     -           (7)
         Prepaid expenses and other                                                                 (595)        (460)
         Deposits and other                                                                           13          (12)
         Accounts payable                                                                           (240)       2,346
         Accrued liabilities                                                                      (1,717)       1,164
         Deferred revenue                                                                           (849)      (2,593)
                                                                                            --------------- ----------

              Net cash used in operating activities                                              (20,670)     (17,366)
                                                                                            --------------- ----------

Cash flows from investing activities:
      Issuance of short-term investments                                                          (4,000)           -
      Transfer from restricted cash                                                                1,500            -
      Purchase of property and equipment, net of sale proceeds                                    (1,927)      (5,851)
      Proceeds from sale of short-term investments                                                 2,099            -
                                                                                            --------------- ----------

              Net cash used in investing activities                                               (2,328)      (5,851)
                                                                                            --------------- ----------

Cash flows from financing activities:
      Proceeds from short-term loan                                                                    -        1,000
      Principal payments - short-term loan                                                          (763)           -
      Principal payments under capital lease obligations                                            (357)        (374)
      Proceeds from issuance of convertible notes                                                 10,787        4,020
      Proceeds from issuance of common shares, net of closing costs                                4,015          399
                                                                                            --------------- ----------

              Net cash provided by financing activities                                           13,682        5,045
                                                                                            --------------- ----------

Net increase (decrease) in cash and cash equivalents                                              (9,316)     (18,172)
Cash and cash equivalents at the beginning of the period                                          36,262       67,320
                                                                                            --------------- ----------

Cash and cash equivalents at the end of the period                                               $26,946     $ 49,148
                                                                                            =============== ==========

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

Critical Accounting Policies

     We believe there have been no significant changes in our critical accounting policies during the six months ended June 30, 2003 as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 28, 2003.

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

Concentration of Risk

     Cash, cash equivalents, short-term investments and accounts receivable are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains and invests excess cash in money market funds and short-term investments, which bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the six months ended June 30, 2003, four customers represented 43%, 28%, 18% and 10% of total revenues and as of June 30, 2003 there were no billed or unbilled receivables outstanding from these customers. For the six months ended June 30, 2002, three customers represented 40%, 36% and 22% of total revenues.

                                    XOMA Ltd.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Share-Based Compensation

     In accordance with the provisions of the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations, and to adopt the "disclosure only" alternative described in SFAS 123. Under APB 25, if the exercise price of the Company's employee share options equals or exceeds the fair market value on the date of the grant or the fair value of the underlying shares on the date of the grant as determined by the Company's Board of Directors, no compensation expense is recognized. Accordingly, the financial statements reflect amortization of compensation resulting from options granted at exercise prices which were below market price at the grant date. Had compensation cost for the Company's shares-based compensation plans been based on the fair value method at the grant dates for awards under these plans consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share amounts):


                                                        Three months ended                 Six months ended
                                                             June 30,                          June 30,
                                                  --------------------------------  --------------------------------
                                                       2003             2002             2003             2002
                                                  ---------------  ---------------  ---------------  ---------------

Net loss - as reported                                $ (16,060)       $ (10,145)       $ (29,154)       $ (16,084)
Deduct:

   Total share-based employee compensation
      expense determined under fair value
      method                                               (948)          (1,053)          (1,602)          (1,846)
                                                  ---------------  ---------------  ---------------  ---------------
Pro forma net loss                                    $ (17,008)       $ (11,198)       $ (30,756)       $ (17,930)
                                                  ===============  ===============  ===============  ===============

Loss per share:
   Basic and diluted - as reported                      $ (0.22)         $ (0.14)         $ (0.41)         $ (0.23)
   Basic and diluted - pro forma                        $ (0.24)         $ (0.16)         $ (0.43)         $ (0.26)


The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the periods indicated below:

                                               Three and six months ended
                                                        June 30,
                                               ---------------------------
                                                  2003               2002
                                               -------------     ------------
Dividend yield                                            0%               0%
Expected volatility                                      96%              99%
Risk-free interest rate                                1.17%            1.50%
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

Research and Development Expenses

     Research and development expenses consist of direct and research-related allocated overhead costs such as facilities costs, salaries and related personnel costs, and material and supply costs. In addition, research and development expenses include costs related to clinical trials to validate the Company's testing processes and procedures and related overhead expenses. From time to time, research and development expenses may include upfront fees and milestones paid to collaborative partners for the purchase of rights to in-process research and development. Such amounts are expensed as incurred. The timing of upfront fees and milestone payments in the future may cause variability in the Company's future research and development expenses.

Comprehensive Income (Loss)

     Unrealized gains or losses on the Company's available-for-sale securities are included in other comprehensive income (loss). Comprehensive income (loss) and its components for the three and six months ended June 30, 2003 and 2002 are as follows (in thousands):

                                                             Three months ended          Six months ended
                                                                  June 30,                   June 30,
                                                          -------------------------- --------------------------
                                                              2003         2002         2003         2002
                                                          ------------- ------------ ------------- ------------

Net loss                                                     $ (16,060)   $ (10,145)   $ (29,154)    $ (16,084)
Unrealized gain (loss) on securities available-for-sale            141           --          228            --
                                                          ------------- ------------ ------------- ------------
Comprehensive loss                                           $ (15,919)   $ (10,145)   $ (28,926)    $ (16,084)
                                                          ============= ============ ============= ============

                                    XOMA Ltd.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

Net Loss Per Share

     Basic and diluted net loss per share is based on the weighted average number of shares outstanding during the period in accordance with Financial Accounting Standard No. 128. The following potentially dilutive outstanding securities were not considered in the computation of diluted net loss per share because they would be antidilutive for the six months ended June 30, 2003 and 2002 (in thousands):

                                                                               Six months ended
                                                                                   June 30,
                                                                          ---------------------------
                                                                               2003          2002
                                                                          --------------- -----------

Options for shares                                                                 5,719       4,655
Warrants for shares                                                                  700         700
Convertible notes, debentures and related interest, as if converted*              13,021      16,834

* The number of shares, as if converted represents a conversion price equal to the prevailing market prices of $5.32 and $3.99 at the close of business on June 30, 2003 and June 28, 2002, respectively.

Recent Accounting Pronouncements

     In November of 2002, the Financial Accounting Standards Board (or FASB) issued Interpretation No. 45 (or FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's adoption of the recognition requirements in January of 2003 of FIN 45 did not have a material impact on the Company's results of operations and financial position.

     In November of 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (referred to as EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company's adoption of the recognition requirements in June of 2003 of EITF Issue No. 00-21 did not have a material impact on its consolidated financial position or results of operations.

     In December of 2002, the FASB issued Statement No. 148 (or FAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure." FAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board

                                    XOMA Ltd.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Opinion No. 25 (or APB 25), "Accounting for Stock Issued to
Employees," to account for employee stock options. See above in the "Significant Accounting Policies" note for the disclosure required by FAS 148.

     In January of 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company's adoption of the disclosure requirements in January of 2003 did not have an impact on the Company's financial position and results of operations. The adoption of the recognition requirements of FIN 46 in July of 2003 is not expected to have a material impact on the Company's financial position or result of operations.

     In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150). FAS 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. FAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. The adoption of FAS 150 did not have a material effect on the Company's financial position or results of operations.

2.       BALANCE SHEET COMPONENTS

Inventories

     Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories, which relate principally to the Company's agreement with Baxter Healthcare Corporation, consist of the following (in thousands):

                                           June 30,       December 31,
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
                                        ================ ===============

                                    XOMA Ltd.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

                                           June 30,       December 31,
                                             2003             2002
                                        ---------------- ---------------

Accrued payroll expenses                        $ 3,054         $ 3,198
Accrued clinical trial expenses                     356             559
Accrued legal and other professional
     fees                                         1,100           2,425
Other                                               869             914
                                        ---------------- ---------------
Total                                           $ 5,379         $ 7,096
                                        ================ ===============

3.       LICENSE AGREEMENTS AND RELATED CONTINGENCIES

     In February of 2002, XOMA and MorphoSys AG announced cross-licensing agreements for antibody-related technologies. The term of the XOMA license to MorphoSys commenced in February of 2002 and remains in effect until the expiration of the last patent within the XOMA patent rights provided under the terms of the agreement. Because there are no continuing performance obligations on the part of the Company under the MorphoSys agreement, the license fee provided for in that agreement was recognized as revenue in the first quarter of 2002. Under the terms of the agreement, the $5.0 million license fee was to be paid in two installments. The first $1.0 million installment was due and paid in the first quarter of 2002, and the second portion in the amount of $4.0 million was due in the fourth quarter of 2002. The second installment could be paid in either cash or with MorphoSys shares valued at the time of MorphoSys' election to pay the second installment in shares.

During the fourth quarter of 2002, we were notified by MorphoSys of its intention to exercise its option to pay the second installment totaling $4.0 million owed to XOMA under the license agreement with 363,466 of its ordinary shares, which number of shares was determined with reference to the market price of MorphoSys shares at the time of such notice (October 23, 2002). XOMA applied for, and on January 31, 2003 was granted, an exemption from German withholding tax on the full license fee from MorphoSys. The administrative process in Germany for the issuance of the shares was delayed pending resolution of the withholding tax matter. Upon receipt of the tax exemption, MorphoSys re-initiated the process, and on May 6, 2003, the shares were issued to XOMA. The balance of these shares, totaling $2.1 million, are held as available-for-sale and are classified as short-term investments in the financial statements. During the second quarter of 2003, 171,581 shares were sold for net proceeds of $2.1 million and the gain on the sale of investment of $0.2 million was recognized as investment and other income.

     In June of 2003, Onyx Pharmaceuticals, Inc. announced that it was discontinuing its therapeutic virus program to focus its resources on its BAY 43-9006 anticancer compound. Onyx subsequently notified XOMA on June 23, 2003 of its intention to terminate the Company's related process development and manufacturing agreement effective 120 days from the date of notification. Under the terms of the agreement, Onyx is obligated to pay $0.5 million as a facility fee plus $1.0 million as a termination fee by the end of the 120-day notification period. In accordance with our revenue recognition policy, these amounts will be recognized in future periods as the Company's service commitments are completed. Additionally, the Company plans to accelerate the amortization of $1.0 million remaining in deferred revenue over the 120-day notification period.

4.       GENENTECH AGREEMENT MODIFICATION

     In the first quarter of 2003, the Company's financing arrangement with Genentech, Inc. related to development and commercialization of RaptivaTM was modified to provide the following terms:

                                    XOMA Ltd.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


     The credit limit under the convertible subordinated debt agreement to finance XOMA's share of development costs was increased to $80.0 million. The convertible subordinated note is due upon the earlier of (a) April of 2005, except for advances made after April 2003 in which case payment will be due on the second anniversary date(s) of such advances or (b) within 90 days after first product approval (which could be before the end of 2003). At XOMA's election, the convertible subordinated note may be repaid in cash or with shares with the conversion price to be calculated at the time of payment based on the fair market value at the time of election. If repayment is triggered by product approval, XOMA may elect to defer payment of up to $40.0 million as an offset against the Company's proceeds from its 25% share of U.S. operating profits on the product. At June 30, 2003, the outstanding balance under this note totaled $69.6 million.

     A new $15.0 million debt facility was established to finance XOMA's share of U.S. commercialization costs. The note payable is due upon the earlier of (a) April of 2005, except for advances made after April 2003 in which case payment will be due on the second anniversary date(s) of such advances or (b) within 90 days after first product approval by the FDA (which could be before the end of 2003). The commercial note payable must be repaid in cash. At June 30, 2003 the outstanding balance under this note totaled $5.3 million.

     XOMA granted Genentech a security interest in the Company's profit share on RaptivaTM as collateral against any unpaid past due amounts of the loans.

5.       MILLENNIUM INVESTMENT AGREEMENT MODIFICATION

     In the second quarter of 2003, the Company announced the amendment of certain terms of the investment agreement with Millennium Pharmaceuticals, Inc. The key elements of the revised investment agreement include an extension of the maturity date of the $5.0 million outstanding convertible debt from May of 2003 to February of 2004 and a re-scheduling of the Company's decision points regarding whether to sell the remaining common shares from three option dates through May of 2004 to six option dates through February of 2005. In June of 2003, the Company exercised an option to sell 608,766 shares to Millennium for gross proceeds of $4.0 million or $6.57 per share, leaving a balance of $33.5 million available under this arrangement, excluding the convertible debt.

6.       SUBSEQUENT EVENTS

     On July 3, 2003, the Company and Baxter Healthcare Corporation terminated the license and supply agreements for the NEUPREX(R) product. Baxter has agreed to make a one-time termination payment of $10.0 million to the Company no later than January of 2004. Until such payment is made, Baxter is committed to reimburse the Company for a portion of certain development expenses which may be incurred. The Company expects to recognize the $10.0 million termination payment as revenue in the third quarter of 2003 and to establish an inventory reserve of $1.3 million for NEUPREX(R) products that were included in inventory as of June 30, 2003.

     In July of 2003, a complaint was filed in the General Court of Justice, Superior Court Division, Orange County, North Carolina, in a lawsuit captioned Hamlet v. Genentech, Inc., et al., No. 03 CVS 1161, and was subsequently amended, by a participant in one of the Phase III clinical trials of Raptiva(TM). The complaint asserts claims for alleged negligence, breach of fiduciary duty, fraud, misrepresentation and medical negligence against the plaintiff's treating physician, the physician's medical practice, Genentech, XOMA, the institutional review board responsible for the trial and the contract research organization retained to conduct the trial. The complaint seeks unspecified compensatory damages alleged to be in excess of $10,000.00. As set forth in the complaint, the plaintiff was initially in the placebo group of this trial; he did not receive Raptiva(TM) during this time, and his claims are based on his failure to receive his indicated treatment, not his receipt of Raptiva(TM). Although this case is at an early stage, XOMA believes the claims against it to be without merit and intends to vigorously defend against them.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations

         Revenues for the three months ended June 30, 2003 were $2.4 million compared with $4.7 million for the three months ended June 30, 2002, a 49% decrease. This decrease was primarily due to lower recognition of deferred revenue from license fees and milestone payments related to the NEUPREX(R) license agreement with Baxter Healthcare Corporation ("Baxter") as a result of achieving full amortization in the first quarter of 2003 and the fourth quarter of 2002, respectively, and to lower development service revenues from Onyx Pharmaceuticals, Inc. ("Onyx"). Revenues for the six months ended June 30, 2003 were $5.5 million compared with $13.9 million for the same period of 2002. This decrease was primarily due to lower license fees due from the amortization of deferred revenue mentioned earlier, to lower development service revenues from Onyx, and to a non-recurring $5.0 million license fee from MorphoSys AG recognized in the first quarter of 2002. License fee revenue is expected to be higher in the second half of 2003 including the $11.0 million termination fees associated with Baxter and Onyx. Contract revenue is expected to be lower in the second half of 2003 due to reduced development services for Baxter and Onyx.

     Research and development expenses for the three and six months ended June 30, 2003 were $13.5 million and $25.5 million, respectively, compared with $10.8 million and $20.7 million, respectively, for the same periods of 2002, or increases of 25% and 23%, respectively. These increases reflected increased development costs associated with RaptivaTM, MLN2201 (formerly known as MLN01), CAB-2, and the Company's XMP.629 compound being developed for acne. These increases were partially offset by decreased spending on Onyx-015, NEUPREX(R), and ING-1. In July 2003, the Company's licensing arrangement with Baxter for NEUPREX(R) was terminated, and future development plans are under review. In the third quarter, the Company expects to establish an inventory reserve of $1.3 million for NEUPREX(R) products.

         Our research and development activities can be divided into earlier stage programs, which include molecular biology, process development, pilot-scale production and preclinical testing, and later stage programs, which include clinical testing, regulatory affairs and manufacturing clinical supplies. The cost associated with these programs approximate the following (in thousands):

                             Three months ended           Six months ended
                                  June 30,                    June 30,
                            ------------------------    ------------------------
                               2003          2002          2003          2002
                            ----------     ---------    ----------   -----------
Earlier stage programs         $ 9,492       $ 6,252      $ 16,691      $ 10,916
Later stage programs             4,010         4,507         8,793         9,778
                            ----------     ---------    ----------   -----------
Total                         $ 13,502      $ 10,759      $ 25,484      $ 20,694
                            ==========     =========    ==========    ==========


     Our research and development activities also can be divided into those related to our internal projects and those related to collaborative arrangements. The cost related to internal projects versus collaborative arrangements approximate the following (in thousands):

                             Three months ended           Six months ended
                                  June 30,                    June 30,
                            ------------------------    ------------------------
                               2003          2002          2003          2002
                            ----------     ---------    ----------    ----------
Internal projects              $ 5,077       $ 4,653       $ 9,499       $ 9,613
Collaborative arrangements       8,425         6,106        15,985        11,081
                            ----------     ---------    ----------   -----------
Total                         $ 13,502      $ 10,759      $ 25,484      $ 20,694
                            ==========     =========    ==========    ==========


     For the three and six months ended June 30, 2003, one project accounted for approximately 20% of our total research and development costs. No other single project was greater than 20% of our total research and development costs during the three and six months ended June 30, 2003 and 2002.

     Marketing, general and administrative expenses for the three months ended June 30, 2003 increased to $4.7 million, or 24%, from $3.8 million for the three months ended June 30, 2002. The most significant component of this increase was pre-launch activities for RaptivaTM offset by lower legal expenses. Marketing, general and administrative expenses for the six months ended June 30, 2003 were $8.6 million compared with $ 8.7 million for the same period of 2002. The net decrease of $0.1 million represents primarily an increase in pre-launch activities for RaptivaTM and business development expenses, which were offset by lower legal expenses. Pre-launch marketing expenses for RaptivaTM are expected to continue at similar or higher levels until the product launch date.

     Investment income for the three months ended June 30, 2003 increased to $0.3 million, or 50%, compared to $0.2 million for the three months ended June 30, 2002 primarily due to gains recognized on the sale of MorphoSys AG shares issued to XOMA on May 6, 2003. The gains were partially offset by lower interest income due to lower interest rates and lower average cash balances. Investment income for the six months ended June 30, 2003 decreased to $0.4 million, or 20%, compared to $0.5 million for the same period of 2002. This decrease reflected lower interest rates on lower average cash balance. Interest expense for the three and six months ended June 30, 2003 were to $0.5 million and $1.0 million, respectively, compared to $0.5 million and $1.1 million, respectively, for the three and six months ended June 30, 2002. This reflected lower interest rates on a higher average outstanding balance of the convertible notes due to Genentech, Inc. ("Genentech") and Millennium Pharmaceuticals, Inc. ("Millennium"). Interest expense for the remainder of 2003 is expected to increase due to anticipated higher development and commercial loan balances due to Genentech.

Liquidity and Capital Resources

     Cash, cash equivalents, short-term investments and restricted cash decreased during the six months ended June 30, 2003 by $8.7 million to $29.5 million at June 30, 2003, compared with $38.2 million at December 31, 2002. The Company's cash, cash equivalents and short-term investments are expected to decrease through 2003, except to the extent that the Company may utilize debt funding by Genentech for XOMA's share of RaptivaTM development and marketing costs, obtain additional funding under the terms of our investment agreement with Millennium, or secure additional sources of funding.

     Net cash used in operating activities was $20.7 million for the six months ended June 30, 2003, compared with $17.4 million for the six months ended June 30, 2002. The increase in the first half of 2003 when compared with the first half of 2002 primarily reflected a higher net loss and reductions in accrued expenses related primarily to legal expenses, partially offset by reductions in accounts receivable in the first half of 2003 compared to increases in the first half of 2002.

     Net cash used in investing activities was $2.3 million for the six months ended June 30, 2003, compared to cash used in investing activities of $5.9 million for the six months ended June 30, 2002. The decrease in the first half of 2003 when compared to the first half of 2002 was primarily due to the release of $1.5 million of restricted cash, which was securing a short-term loan that was paid off during the first quarter of 2003, to proceeds received on the sale of MorphoSys shares in the second quarter of 2003, and to reduced purchases of property and equipment in 2003. Capital programs in 2002 included renovating and expanding our manufacturing and warehouse facilities and other infrastructure investments. Capital spending is expected to continue at this lower level for the remainder of 2003.

     Net cash provided by financing activities was $13.7 million for the six months ended June 30, 2003, compared with $5.0 million for the six months ended June 30, 2002. Financing activities in the first half of 2003 included $10.8 million net funding from Genentech under our development and commercial loan agreements and $4.0 million proceeds from common share sold under our investment agreement with Millennium. This was partially offset by principal payments of $1.1 million to retire a short-term loan obligation and for principal payments on capital lease obligations.

     In the first quarter of 2003, the Company's financing arrangement with Genentech related to development and commercialization of RaptivaTM was modified to provide the following terms:

     The credit limit under the convertible subordinated debt agreement to finance XOMA's share of development costs was increased to $80.0 million. The convertible subordinated debt is due upon the earlier of (a) April of 2005, except for advances made after April 2003 in which case payment will be due on the second anniversary date(s) of such advances or (b) within 90 days after first product approval (which could be before the end of 2003). At XOMA's election, the convertible subordinated debt may be repaid in cash or with shares with the conversion price to be calculated at the time of payment based on the fair market value at the time of election. If repayment is triggered by product approval, XOMA may elect to defer payment of up to $40.0 million as an offset against the Company's proceeds from its 25% share of U.S. operating profits on the product. At June 30, 2003, the outstanding balance under this note totaled $69.6 million.

     A new $15.0 million debt facility was established to finance XOMA's share of U.S. commercialization costs. The note payable is due upon the earlier of (a) April of 2005, except for advances made after April 2003 in which case payment will be due on the second anniversary date(s) of such advances or (b) within 90 days after first product approval by the FDA (which could be before the end of 2003). The commercial note must be repaid in cash. At June 30, 2003 the outstanding balance under this note totaled $5.3 million.

     XOMA granted Genentech a security interest in the Company's profit share on RaptivaTM as collateral against any unpaid past due amounts of the loans.

     In the second quarter of 2003, the Company announced the amendment of certain terms of the investment agreement with Millennium. The key elements of the revised investment agreement include an extension of the maturity date of the $5.0 million outstanding convertible debt from May of 2003 to February of 2004 and a re-scheduling of the Company's decision points regarding whether to sell the remaining common shares from three option dates through May of 2004 to six option dates through February of 2005. In June of 2003, the Company exercised an option to sell 608,766 shares to Millennium for gross proceeds of $4.0 million or $6.57 per share, leaving a balance of $33.5 million available under this arrangement, excluding the convertible debt.

     The present outlook is for higher losses in 2003 than recorded in 2002, primarily due to increased expenses on RaptivaTM and on the Millennium collaboration. The Company's strategy is to attempt to continue broadening its product pipeline through additional development collaborations such as its arrangements with Genentech and Millennium. To support these activities, the Company expanded its manufacturing capacity and other development capabilities during 2001 and 2002. For example, the Company relocated its technical development and pilot plant facilities from Santa Monica to Berkeley in 2001 to improve efficiencies. XOMA also installed a third 2750-liter fermentation line in its Berkeley production facility, which became operational in the second half of 2002.

     Based on current spending levels, anticipated revenues, debt financing provided by Genentech for XOMA's share of RaptivaTM development and marketing costs, and financing commitments from Millennium under the collaborative agreement between the companies, the Company estimates it has sufficient cash resources to meet its operating needs through at least the end of 2004. Any significant revenue shortfalls, or increases in planned spending on development programs could shorten this period. Any change in spending on RaptivaTM prior to approval should have no material impact on liquidity due to the Company's financing arrangement with Genentech. Approval of RaptivaTM during this period would be expected to improve operating cash flow to the extent of XOMA's share of operating profits from sales of RaptivaTM in the U.S., but require repayment of amounts owed to Genentech under the financial arrangements discussed above. Additional licensing arrangements or collaborations or otherwise entering into new equity or other financing arrangements could potentially extend this period. In December of 2002, Genentech submitted a Biologics License Application (or
BLA) to the U.S. Food and Drug Administration for marketing approval of RaptivaTM for the treatment of moderate-to-severe plaque psoriasis. The timeliness of review of the BLA by the FDA may have a material impact on the Company's cash flow, and its ability to raise new funding on acceptable terms. Progress or setbacks by the Company in its other development programs or by potentially competing companies' products may also affect XOMA's ability to raise new funding on acceptable terms. The Company continues to evaluate alternative financing arrangements to strengthen its overall financial position and mitigate risks. For a further discussion of the risks related to our business and their effects on our cash flow and ability to raise new funding on acceptable terms, see "Forward-Looking Statements and Cautionary Factors that May Affect Future Results," included in this Item 2 below.

     As of June 30, 2003, future contractual obligations are as follows (in thousands):

                                                   Note         Capital      Operating     Convertible
                                                 Payable*       Leases         Leases         Notes**        Total
                                               -----------    ----------     -----------   ------------    ---------
Remainder of 2003                                     $  -         $ 246        $ 1,515           $   -      $ 1,761
2004                                                     -           572          2,894           5,214        8,680
2005                                                 5,260           221          2,890          69,617       77,988
2006                                                     -             -          2,900               -        2,900
2007                                                     -             -          2,730               -        2,730
Thereafter                                               -             -            708               -          708
                                               -----------    ----------     -----------   ------------    ---------
Total                                              $ 5,260       $ 1,039       $ 13,637        $ 74,831     $ 94,767
                                               ===========    ==========     ===========   ============    =========


* The amount due in 2005 relates to XOMA's commercial loan agreement with Genenetech. This amount is due at the earlier of (a) April of 2005, except for advances made after April 2003 in which case payment will be due on the second anniversary date(s) of such advances or (b) within 90 days after first product approval (which could be before the end of 2003).

** The amount due in 2005 relates to XOMA's convertible subordinated debt agreement with Genentech. This amount is due at the earlier of (a) April of 2005, except for advances made after April 2003 in which case payment will be due on the second anniversary date(s) of such advances or (b) within 90 days after the first product approval (which could be before the end of 2003). The amount due in 2004 represents the amount due to Millennium in February of 2004.

     Under an effective shelf registration statement filed on November 17, 2000, we registered 10,000,000 common shares, of which 7,000,000 common shares have not been issued and remain available to be sold from time to time by us. We also intend to file a registration statement with the SEC to increase the common shares available to be issued under this shelf registration by an additional 13,000,000 shares. Once this registration statement becomes effective, we will be able to issue these shares from time to time in response to market conditions or other circumstances. This Form 10-Q does not itself constitute an offer to sell or the solicitation of offers to purchase any securities.

     In addition, pursuant to our agreements with Millennium, we have an effective registration statement filed on December 12, 2002 and amended on May 23, 2003 covering the resale by Millennium of up to 6,000,000 common shares we have issued or may issue to Millennium, and we have issued a total of 2,052,184 shares to Millennium which may be resold under that registration statement. Pursuant to our arrangement with Genentech, we have an effective registration statement filed on August 5, 1999 covering the resale by Genentech of up to 2,000,000 common shares we may issue to Genentech, of which 482,000 have been issued and resold.

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

     We believe there have been no significant changes in our critical accounting policies during the six months ended June 30, 2003 as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 28, 2003.

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

Forward-Looking Statements And Cautionary Factors That May Affect Future Results

     Certain statements contained herein related to the relative size of the Company's loss for 2003, the estimated levels of its expenses and revenues for the balance of 2003, the sufficiency of its cash resources, the FDA advisory committee review and the BLA review timeframe, as well as other statements related to current plans for product development (including the progress of clinical trials, the regulatory process and the timing of clinical trials and regulatory filings and approvals) and existing and potential collaborative and licensing relationships, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, the actual loss for 2003 could be higher depending on revenues from licensees and collaborators, the size and timing of expenditures, and whether there are unanticipated expenses. The suf-ficiency of cash resources could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated or if funds are not available on acceptable terms; and regulatory approvals could be delayed or denied as a result of safety or efficacy issues regarding the products being tested, action, inaction or delay by the FDA, European or other regulators or their advisory bodies, or issues relating to analysis or interpretation by, or submission to, these entities or others of scientific data. These and other risks, including those related to the results of pre-clinical testing, the design and progress of clinical trials, changes in the status of existing collaborative relationships, availability of additional licensing or collaboration opportunities, the timing or results of pending and future clinical trials, the ability of collaborators and other partners to meet their obligations, market demand for products, actions by the U.S. Food and Drug Administration, the U.S. Patent and Trademark Office or the U.S. Securities and Exchange Commission, scale-up and marketing capabilities, competition, international operations, share price volatility, the Company's financing needs and opportunities, uncertainties regarding the status of biotechnology patents, uncertainties as to the costs of protecting intellectual property, and risks associated with our status as a Bermuda company are described in more detail in the remainder of this section.

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

For example,

          o in 1996, we and Genentech began testing RaptivaTM (Efalizumab) in patients with moderate-to-severe psoriasis. In April of 2002, we and Genentech announced that a pharmacokinetic study conducted on RaptivaTM comparing XOMA-produced material and Genentech-produced material did not achieve the pre-defined statistical definition of comparability, and the FDA requested that another Phase III study be completed before the filing of a Biologics License Application for RaptivaTM, delaying the filing of a Biologics Licensing Application with the FDA for RaptivaTM beyond the previously-planned time frame of summer 2002. In September of 2002, we and Genentech announced the results of the additional Phase III study which achieved its primary efficacy endpoint. In December of 2002, Genentech submitted a Biologics License Application for RaptivaTM for the treatment of moderate-to-severe plaque psoriasis, which was accepted by the FDA in February of 2003. Genentech has projected a single cycle (approximately 10-month) regulatory review period, which could potentially lead to FDA action in late 2003. A FDA advisory committee is scheduled to review the Biologics License Application for RaptivaTM on September 9, 2003. However, we do not yet know what issues the FDA or its advisory committee may raise with respect to efficacy or safety of the drug or other elements of the application. In March 2003, we announced completion of enrollment in a Phase II study of RaptivaTM in patients suffering from rheumatoid arthritis. In May of 2003, we and Genentech announced our decision to terminate Phase II testing of RaptivaTM in patients suffering from rheumatoid arthritis based on an evaluation by an independent Data Safety Monitoring Board that suggested no overall net clinical benefit in patients receiving the study drug. We have also announced the initiation of enrollment in a Phase II study of RaptivaTM as a possible treatment for patients with psoriatic arthritis. We do not know whether or when any such testing will demonstrate product safety and efficacy in this patient population or result in regulatory approval.

          o in December of 1992, we began human testing of our NEUPREX(R)product, a genetically engineered fragment of a particular human protein, and licensed certain worldwide rights to Baxter. In April of 2000, members of the FDA and representatives of XOMA and Baxter discussed results from the Phase III trial that tested NEUPREX(R)in pediatric patients with a potentially deadly bacterial infection called meningococcemia, and senior representatives of the FDA indicated that the data presented were not sufficient to support the filing of an application for marketing approval at that time. In November of 2002, Baxter completed enrollment in a Phase II pilot study with NEUPREX(R) in Crohn's disease patients. In July of 2003, XOMA announced the termination of its license and supply agreements with Baxter for XOMA's NEUPREX(R)product, and the rights returned to XOMA.

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

     Based on current spending levels, anticipated revenues, debt financing provided by Genentech for our share of RaptivaTM development and marketing costs, and financing commitments from Millennium under the collaborative agreement between the companies, we estimate we have sufficient cash resources to meet our operating needs through at least the end of 2004. However, to the extent we experience changes in the timing or size of expenditures or unanticipated expenditures, or if our collaborators do not meet their obligations to us or anticipated revenues otherwise do not materialize, these funds may not be adequate for this period. As a result, we do not know whether:

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

     Specifically, although changes in spending on RaptivaTM should not impact liquidity due to our financing arrangements with Genentech and FDA approval of RaptivaTM would generally be expected to improve operating cash flow to the extent of XOMA's share of operating profits from sales of RaptivaTM in the U.S., such approval will also require repayment in cash, shares or deferred repayment of up to $40.0 million of amounts owed to Genentech (approximately $74.9 million under both loan agreements as of June 30, 2003). In addition, any delays in the review by the FDA of the Biologics License Application for RaptivaTM may have a material impact on our cash flow and on our ability to raise new funding on acceptable terms.

The Financial Terms Of Some Of Our Existing Collaborative Arrangements Could Result In Dilution Of Our Share Value.

     We have financed, and anticipate continuing to finance, our most significant development program, RaptivaTM, principally by borrowing from Genentech, and this debt is convertible at XOMA's option into our common shares with the conversion price to be calculated at the time of conversion. The outstanding amount of such convertible debt as of June 30, 2003 was approximately $69.6 million. This debt will come due at the earlier of April of 2005 or within 90 days after first product approval (which could be before the end of 2003). Unless we secure substantial alternative financing, it is likely that some or all of this debt, as well as some or all of any convertible debt issued in the future as part of this financing arrangement, will be converted into equity when it comes due rather than be repaid in cash, resulting in the issuance of additional common shares.

     Our financing arrangement with Millennium includes a $5.0 million convertible note we issued to Millennium in November of 2001, which comes due in February of 2004 and may be converted into common shares at that time. In addition, we have the option to issue up to $33.5 million worth of common shares, excluding the converti-ble debt, to Millennium through February of 2005. The total amount issuable in the remainder of 2003 could be $9.0 million. The number of shares to be issued will be based on a conversion price to be calculated at the time of conversion.

     These arrangements, as well as future arrangements we may enter into with similar effect, could result in dilution in the value of our shares.

Because All Of Our Products Are Still In Development, We Have Sustained Losses In The Past And We Expect To Sustain Losses In The Future.

     We have experienced significant losses and, as of June 30, 2003, we had an accumulated deficit of $570.0 million.

     For the six months ended June 30, 2003, we had a net loss of approximately $29.2 million, or $0.41 per common share (basic and diluted). For the year ended December 31, 2002, we had a net loss of approximately $33.2 million, or $0.47 per common share (basic and diluted). We expect to incur additional losses in the future, primarily due to increased expenses on RaptivaTM, on the Millennium collaboration and on our XMP.629 compound.

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

     o In April of 1996, we and Genentech entered into an agreement whereby we agreed to co-develop Genentech's humanized monoclonal antibody product RaptivaTM. In April of 1999, the companies extended and expanded the agreement. In March of 2003, the Company further expanded the agreement.

     o In November of 2001, we entered into a collaboration with Millennium Pharmaceuticals, Inc. to develop two of Millennium's products for certain vascular inflammation indications.

     Because our collaborators are independent third parties, they may be subject to different risks than we are and have significant discretion in determining the efforts and resources they will apply. We do not know whether Genentech or Millennium will successfully develop or market any of the products we are collaborating on.

     Even when we have a collaborative relationship, other circumstances may prevent it from resulting in successful development of marketable products.

     o In January of 2000, we licensed the worldwide rights to all pharmaceutical compositions containing a particular human protein for treatment of meningococcemia and additional potential future human clinical indications to Baxter. In July of 2003, this arrangement was terminated, and the rights returned to XOMA. Although we are evaluating future options for developing this product, we do not know whether any options we may pursue will succeed.

     o In January of 2001, we entered into a strategic process development and manufacturing alliance with Onyx Pharmaceuticals, Inc. pursuant to which we are scaling up production to commercial volume to manufacture one of Onyx's cancer products. In June of 2003, Onyx notified XOMA that it was discontinuing development of the product and terminating the agreement so that it could focus on its anticancer compound.

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

     As a biopharmaceutical company, we have experienced significant volatility in our common shares. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. From December 31, 2001 through August 12, 2003, our share price has ranged from a high of $12.19 to a low of $2.84. On August 11, 2003, the last reported sale price of the common shares as reported on the Nasdaq National Market was $8.40 per share. Factors contributing to such volatility include, but are not limited to:

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

XOMA has only recently received these shares and the future value of these shares is subject both to market risks affecting our ability to realize the value of these shares and more generally to the business and other risks to which the issuer of these shares is subject. Since the date of MorphoSys' election on October 23, 2002, the per share closing price for MorphoSys shares has ranged from approximately $4.77 to $15.95, which demonstrates the volatility of these shares in the current market.

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

     The Patent Office has issued approximately 69 patents to us related to our products based on human bactericidal permeability-increasing protein, which we call BPI, including novel compositions, their manufacture, formulation, assay and use. In addition, we are the exclusive licensee of BPI-related patents and applications owned by

New York University and Incyte Pharmaceuticals Inc. The Patent Office has also issued nine patents to us related to our bacterial expression technology.

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

     o it has been announced that Amgen Inc. tested its rheumatoid arthritis and psoriatic arthritis drug, Enbrel(R), in a Phase III clinical trial in patients with moderate-to-severe plaque psoriasis; meeting the primary endpoint and all secondary endpoints, that the primary and key secondary endpoints were met in a second Phase III trial, and that a filing for regulatory approval with the U.S. FDA for this medication was submitted in July of 2003;

     o MedImmune, Inc. has completed enrollment in three Phase II trials to evaluate its anti-T cell monoclonal antibody in psoriasis;

     o GenMab A/S has announced that its investigational new drug application for HuMax-CD4 for psoriasis has been cleared through the FDA to initiate a Phase II study;

     o Abbott Laboratories has announced the commencement of a Phase II psoriasis trial and Phase III psoriatic arthritis trial of its rheumatoid arthritis drug HumiraTM; and

     o other companies, including Medarex, Inc., are developing monoclonal antibody or other products for treatment of inflammatory skin disorders.

     A number of companies are developing monoclonal antibodies targeting cancers, which may prove more effective than the ING-1 antibody.

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

If You Were To Obtain A Judgment Against Us, It May Be Difficult To Enforce Against Us Because We Are A Foreign Entity.

     We are a Bermuda company. All or a substantial portion of our assets may be located outside the United States. As a result, it may be difficult for shareholders and others to enforce in United States courts judgments obtained against us. We have irrevocably agreed that we may be served with process with respect to actions based on offers and sales of securities made hereby in the United States by serving Christopher J. Margolin, c/o XOMA Ltd., 2910 Seventh Street, Berkeley, California 94710, our United States agent appointed for that purpose. We have been advised by our Bermuda counsel, Conyers Dill & Pearman, that there is doubt as to whether Bermuda courts would enforce judgments of United States courts obtained in actions against XOMA or our directors and officers that are predicated upon the civil liability provisions of the U.S. securities laws or entertain original actions brought in Bermuda against XOMA or such persons predicated upon the U.S. securities laws. There is no treaty in effect between the United States and Bermuda providing for such enforcement, and there are grounds upon which Bermuda courts may not enforce judgments of United States courts. Certain remedies available under the United States federal securities laws may not be allowed in Bermuda courts as contrary to that nation's policy.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company's exposure to market rate risk due to changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. By policy, the Company places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances. The Company classifies its cash equivalents as fixed rate if the rate of return on an instrument remains fixed over its term. As of June 30, 2003, all the Company's cash equivalents are classified as fixed rate.

     The Company also has a long-term convertible note due to Genentech in 2005. Interest on this note of LIBOR plus 1% is reset at the end of June and December each year and is therefore variable.

     The table below presents the amounts and related weighted interest rates of the Company's cash equivalents at June 30, 2003:

                                                   Fair Value         Average
                                   Maturity      (in thousands)    Interest Rate
                                  ------------   ---------------   -------------

Cash equivalents, fixed rate        Daily            $26,946           1.15%

Other Market Risk

     At June 30, 2003, the Company had a long-term convertible note outstanding which is convertible into common shares based on the market price of the Company's common shares at the time of conversion. A 10% decrease in the market price of the Company's common shares would increase the number of shares issuable upon conversion of either security by approximately 11%. An increase in the market price of Company common shares of 10% would decrease the shares issuable by approximately 9%.

     The Company's investment in MorphoSys stock is subject to market risk volatility as evidenced by the range of closing prices from $4.77 to $15.95 per share from October 23, 2002, the date of MorphoSys' election to issue shares, through August 11, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including Chairman of the Board, President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chairman of the Board, President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in our periodic SEC filings.

     In April of 2003, the Company implemented a new financial reporting system which represents a significant change in our internal controls. During our evaluation of internal controls conducted for the second quarter of 2003, special procedures were performed regarding the system conversion and implementation. We concluded that the system conversion and implementation was properly controlled to ensure accurate financial reporting. Apart from this new system, there were no changes in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial accounting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In July of 2003, a complaint was filed in the General Court of Justice, Superior Court Division, Orange County, North Carolina, in a lawsuit captioned Hamlet v. Genentech, Inc., et al., No. 03 CVS 1161, and was subsequently amended, by a participant in one of the Phase III clinical trials of Raptiva(TM). The complaint asserts claims for alleged negligence, breach of fiduciary duty, fraud, misrepresentation and medical negligence against the plaintiff's treating physician, the physician's medical practice, Genentech, XOMA, the institutional review board responsible for the trial and the contract research organization retained to conduct the trial. The complaint seeks unspecified compensatory damages alleged to be in excess of $10,000.00. As set forth in the complaint, the plaintiff was initially in the placebo group of this trial; he did not receive Raptiva(TM) during this time, and his claims are based on his failure to receive his indicated treatment, not his receipt of Raptiva(TM). Although this case is at an early stage, XOMA believes the claims against it to be without merit and intends to vigorously defend against them.

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

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 21, 2003, the Company held its annual general meeting of shareholders. The following persons (the only nominees) were elected as the Company's directors, having received the indicated votes:

Name                                          Votes For          Votes Withheld
----                                          ---------          --------------
James G. Andress                             57,160,604             2,067,616
William K. Bowes, Jr.                        54,754,802             4,473,418
John L. Castello                             57,115,248             2,112,972
Arthur Kornberg, M.D.                        57,155,671             2,072,549
Steven C. Mendell                            56,484,064             2,744,156
Patrick J. Scannon, M.D., Ph.D.              57,144,481             2,083,739
W. Denman Van Ness                           54,765,642             4,462,578
Patrick J. Zenner                            57,156,285             2,071,935

     The appointment of Ernst & Young LLP to act as the Company's independent auditors for the 2003 fiscal year was ratified and the authorization of the Board to agree to such auditors' fee was approved, having received 58,186,546 votes for, 836,846 votes against, 204,828 abstentions and no broker non-votes.

     The amendments to the Company's 1981 Share Option Plan and Restricted Share Plan to increase the number of shares issuable over the term of the plans by 2,500,000 shares to 11,150,000 shares in the aggregate was approved, having received 18,072,914 votes for, 4,430,910 votes against, 945,374 abstentions and 35,779,022 broker non-votes.

     The amendment to the Company's Restricted Share Plan to increase the number of shares issuable over the term of the plan by 250,000 shares to 1,500,000 shares in the aggregate was approved, having received 15,448,525 votes for, 7,734,725 votes against, 265,948 abstentions and 35,779,022 broker non-votes.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits:

     10.1 Letter Agreement dated May 16, 2003 by and among XOMA Ltd., Millennium Pharmaceuticals, Inc. and mHoldings Trust. (1)

     10.2 Press Release dated May 20, 2003. (1)

     10.3 Letter Agreement dated June 30, 2003 terminating the License Agreement dated as of January 25, 2000 between XOMA Ireland Limited and Baxter Healthcare Corporation. (2)

     10.4 Letter Agreement dated June 30, 2003 terminating the Supply Agreement effective as of January 25, 2000 between XOMA (US) LLC and Baxter Healthcare Corporation. (2)

     10.5 Press Release dated August 13, 2003. (3)

     31.1 Certification of John L. Castello, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

     31.2 Certification of Peter D. Davis, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

     32.1 Certification of John L. Castello ,furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

     32.2 Certification of Peter D. Davis, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 . (3)

-------------------
          (1) Incorporated by reference to the referenced exhibit to XOMA's Amendment No. 1 to Current Report on Form 8-K/A filed May 21, 2003 (File No. 0-14710).
          (2)  Filed herewith.
          (3)  Furnished herewith.



     Reports on Form 8-K:

     1. Current Report on Form 8-K dated and filed on November 27, 2001, as amended by amendments on Form 8-K/A dated and filed on December 13, 2001, October 24, 2002 and May 21, 2003, respectively (file no. 0-14710).

     2. Current Report on Form 8-K dated and filed on April 11, 2003, as amended by amendment on Form 8-K/A dated and filed on April 18, 2003 (file no. 0-14710).

     3. Current Report on Form 8-K dated and filed on June 30, 2003 (file no. 0-14710).

                                    XOMA Ltd.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    XOMA Ltd.

Date:    August 13, 2003            By:   /s/ JOHN L. CASTELLO
                                          --------------------
                                          John L. Castello
                                          Chairman of the Board, President and
                                          Chief Executive Officer


Date:    August 13, 2003            By:   /s/ PETER D. DAVIS
                                          ------------------
                                          Peter D. Davis
                                          Vice President, Finance and
                                          Chief Financial Officer