Form 10-Q
period 2003-09-30
XOMA LTD /DE/
filed 2003-11-12
CIK 791908

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2003

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

                               Yes X      No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                               Yes X      No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares US$.0005 par value          83,126,916
Class                                     Outstanding at November 11, 2003

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

                Condensed Consolidated Balance Sheets as of
                   September 30, 2003 and December 31, 2002...................1

                Condensed Consolidated Statements of Operations for the
                   Three and Nine Months Ended September 30, 2003 and 2002....2

                Condensed Consolidated Statements of Cash Flows for the
                   Nine Months Ended September 30, 2003 and 2002..............3

                Notes to Condensed Consolidated Financial Statements..........4

    Item 2.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................12

    Item 3.     Quantitative and Qualitative Disclosures About Market Risk...27

    Item 4.     Controls and Procedures......................................28

PART II OTHER INFORMATION

    Item 1.     Legal Proceedings............................................29

    Item 2.     Changes in Securities and Use of Proceeds....................29

    Item 3.     Defaults upon Senior Securities..............................29

    Item 4.     Submission of Matters to a Vote of Security Holders..........29

    Item 5.     Other Information............................................29

    Item 6.     Exhibits and Reports on Form 8-K.............................29

    Signatures...............................................................32

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    XOMA Ltd.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                   September 30,     December 31,
                                                                        2003             2002
                                                                  ----------------- ----------------
ASSETS                                                              (Unaudited)        (Note A)
Current assets:
     Cash and cash equivalents                                       $      80,078       $   36,262
     Short-term investments                                                    676              391
     Restricted cash                                                             -            1,500
     Receivables                                                            10,657            8,656
     Related party receivables - current                                       100              206
     Inventory                                                                   -            1,306
     Prepaid expenses and other                                              1,093              449
                                                                  ----------------- ----------------
         Total current assets                                               92,604           48,770
Property and equipment, net                                                 22,050           22,650
Related party receivables - long-term                                          107              190
Deposits and other                                                             159              172
                                                                  ----------------- ----------------
         Total assets                                               $      114,920       $   71,782
                                                                  ================= ================

LIABILITIES AND SHAREHOLDERS' EQUITY (Net Capital Deficiency)
Current liabilities:
     Accounts payable                                               $        2,532       $    3,201
     Accrued liabilities                                                     6,520            7,096
     Short-term loan                                                             -              763
     Capital lease obligations - current                                       530              667
     Deferred revenue - current                                                635            1,729
     Convertible subordinated note - current                                 5,248            5,146
                                                                  ----------------- -----------------
         Total current liabilities                                          15,465           18,602

Capital lease obligations - long-term                                          353              729
Deferred revenue - long-term                                                     -              800
Note payable long-term                                                       7,956                -
Convertible subordinated note - long-term                                   69,282           63,016
                                                                  ----------------- -----------------
         Total liabilities                                                  93,056           83,147

Shareholders' equity (net capital deficiency):
     Common shares                                                              41               36
     Additional paid-in capital                                            601,550          529,354
     Accumulated other comprehensive income                                    153              121
     Accumulated deficit                                                  (579,880)        (540,876)
                                                                  ----------------- -----------------
         Total shareholders' equity (net capital deficiency)                21,864          (11,365)
                                                                  ----------------- -----------------
         Total liabilities and shareholders' equity                 $      114,920      $    71,782
                                                                  ================= =================


Note A - Amounts derived from the Company's audited financial statements appearing in the Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

     See accompanying notes to condensed consolidated financial statements.

                                    XOMA Ltd.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands except per share amounts)



                                                                  Three months ended             Nine months ended
                                                                     September 30,                 September 30,
                                                               -------------------------------- ----------------------------
                                                                     2003             2002          2003         2002
                                                               -------------------------------- ----------------------------

Revenues:
   License and collaborative fees                              $          12,050    $    1,423      $   14,125   $    9,076
   Contract and other revenue                                                582         2,810           4,032        9,103
                                                               ------------------  --------------   -----------  -----------
         Total revenues                                                   12,632         4,233          18,157       18,179
                                                               ------------------  --------------   -----------  -----------

Operating costs and expenses:
   Research and development                                               15,933         9,701          41,417       30,395
   Marketing, general and administrative                                   6,266         6,416          14,869       15,114
                                                               ------------------  --------------   ------------  ----------
         Total operating costs and expenses                               22,199        16,117          56,286       45,509
                                                               ------------------  --------------   ------------  ----------
         Loss from operations                                             (9,567)      (11,884)        (38,129)     (27,330)

Other income (expense):
   Investment and other income                                               166           194             549          698
   Interest expense                                                         (449)         (572)         (1,424)      (1,714)
                                                               ------------------  --------------   ------------  ----------
         Net loss                                              $          (9,850)   $  (12,262)     $  (39,004)   $ (28,346)
                                                               ==================  ==============   ============  ==========

Basic and diluted net loss per common share                    $           (0.13)   $    (0.17)     $    (0.54)   $   (0.40)
                                                               ==================  ==============   ============  ==========

Shares used in computing basic and diluted net loss per
common share                                                              73,224        70,330          72,371       70,291
                                                               ==================  ==============   ============  ==========

                                    XOMA Ltd.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)



                                                                                                Nine months ended
                                                                                                  September 30,
                                                                                            ---------------------------
                                                                                                2003         2002
                                                                                            ---------------------------

Cash flows from operating activities:
      Net loss                                                                               $   (39,004)   $   (28,346)
         Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                             2,941          1,332
         Common shares contribution to 401(k) and management incentive plans                         754            541
         Increase in notes to a collaborative partner
             for cost allocations                                                                  2,245          2,050
         Accrued interest on convertible notes                                                     1,292          1,354
         (Gain) loss on disposal/retirement of property and equipment and investments               (298)             1
      Changes in assets and liabilities:
         Receivables and related party and other receivables                                      (1,812)        (4,438)
         Inventory                                                                                 1,306             (7)
         Prepaid expenses and other                                                                 (644)          (484)
         Deposits and other                                                                           13             22
         Accounts payable                                                                           (669)           365
         Accrued liabilities                                                                        (576)         2,577
         Deferred revenue                                                                         (1,894)        (2,510)
                                                                                            ------------- -------------
              Net cash used in operating activities                                              (36,346)       (27,543)
                                                                                            ------------- -------------

Cash flows from investing activities:
      Issuance of short-term investments                                                          (4,000)            -
      Transfer from restricted cash                                                                1,500             -
      Purchase of property and equipment, net of sale proceeds                                    (2,341)        (8,783)
      Proceeds from sale of short-term investments                                                 4,045             -
                                                                                            ------------- -------------

              Net cash used in investing activities                                                 (796)        (8,783)
                                                                                            ------------- -------------

Cash flows from financing activities:
      Proceeds from short-term loan                                                                    -          1,000
      Principal payments - short-term loan                                                          (763)            -
      Principal payments under capital lease obligations                                            (513)          (627)
      Proceeds from issuance of convertible notes                                                 10,787          4,020
      Proceeds from issuance of common shares, net of issuance costs                              71,447            474
                                                                                            ------------- -------------
              Net cash provided by financing activities                                           80,958          4,867
                                                                                            ------------- -------------

Net increase (decrease) in cash and cash equivalents                                              43,816        (31,459)
Cash and cash equivalents at the beginning of the period                                          36,262         67,320
                                                                                            ------------- -------------

Cash and cash equivalents at the end of the period                                              $ 80,078    $    35,861
                                                                                            ============= =============


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

Basis of Presentation

     The interim information contained in this report is unaudited but, in management's opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results for the periods presented. Interim results may not be indicative of results to be expected for the full year or future periods. The condensed consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K. The unaudited consolidated condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2002 included in its Annual Report on Form 10-K.

Critical Accounting Policies

     We believe there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2003 as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 28, 2003.

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

Concentration of Risk

     Cash, cash equivalents, short-term investments and accounts receivable are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains and invests excess cash in money market funds and short-term investments, which bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the nine months ended September 30, 2003, two customers represented 64% and 19% of total revenues and as of September 30, 2003 there were billed and unbilled receivables outstanding from one of these customers of $10,000. For the nine months ended September 30, 2002, three customers represented 43%, 28% and 26% of total revenues and as of September 30, 2002 billed and unbilled receivables totaled $1,725, $4,000, and $232 for these customers, respectively.

                                    XOMA Ltd.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued
                                   (Unaudited)

Share-Based Compensation

     In accordance with the provisions of the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations, and to adopt the "disclosure only" alternative described in SFAS 123. Under APB 25, if the exercise price of the Company's employee share options equals or exceeds the fair market value on the date of the grant or the fair value of the underlying shares on the date of the grant as determined by the Company's Board of Directors, no compensation expense is recognized. Accordingly, the financial statements reflect amortization of compensation resulting from options granted at exercise prices which were below market price at the grant date. Had compensation cost for the Company's shares-based compensation plans been based on the fair value method at the grant dates for awards under these plans consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share amounts):


                                                        Three months ended                 Nine months ended
                                                           September 30,                     September 30,
                                                  --------------------------------  --------------------------------
                                                       2003             2002             2003             2002
                                                  ---------------  ---------------  ---------------  ---------------

Net loss - as reported                             $    (9,850)    $     (12,262)   $     (39,004)   $     (28,346)
Deduct:

   Total share-based employee compensation
      expense determined under fair value
      method                                              (838)           (1,013)          (2,441)          (2,859)
                                                  ---------------  ---------------  ---------------  ---------------
Pro forma net loss                                 $   (10,688)    $     (13,275)   $     (41,445)   $     (31,205)
                                                  ===============  ===============  ===============  ===============

Loss per share:
   Basic and diluted - as reported                 $     (0.13)    $       (0.17)   $       (0.54)   $       (0.40)
   Basic and diluted - pro forma                   $     (0.15)    $       (0.19)   $       (0.57)   $       (0.44)


The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the periods indicated below:

                                               Three and Nine months ended
                                                      September 30,
                                               -------------------------------
                                                  2003             2002
                                               --------------  ---------------
Dividend yield                                            0%               0%
Expected volatility                                      93%              99%
Risk-free interest rate                                1.20%            1.50%
Expected life                                      5.0 years        6.2 years

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

                                    XOMA Ltd.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

     Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered item has value to the customer on a stand-alone basis and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration the Company receives is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units.

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

Comprehensive Income (Loss)

     Unrealized gains or losses on the Company's available-for-sale securities are included in other comprehensive income (loss). Comprehensive income (loss) and its components for the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands):

                                                               Three months ended              Nine months ended
                                                                  September 30,                  September 30,
                                                       ---------------------------------------------------------------
                                                               2003              2002          2003          2002
                                                       --------------------- --------------------------- -------------

Net loss                                                    $       (9,850)   $    (12,262)  $  (39,004)    $  (28,346)


                                    XOMA Ltd.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Unrealized gain (loss) on securities available-for-sale                (75)          12            32             12
                                                       --------------------- ------------ ------------ --------------
Comprehensive loss                                          $       (9,925)  $  (12,250) $    (38,972) $     (28,334)
                                                       ===================== ============ ============ ==============

Net Loss Per Share

     Basic and diluted net loss per share is based on the weighted average number of shares outstanding during the period in accordance with Financial Accounting Standard No. 128. The following potentially dilutive outstanding securities were not considered in the computation of diluted net loss per share because they would be antidilutive for the nine months ended September 30, 2003 and 2002 (in thousands):

                                                          Nine months ended
                                                             September 30,
                                                      --------------------------
                                                           2003          2002
                                                      --------------- ----------

Options for shares                                             5,601       4,661
Warrants for shares                                              700         700
Convertible notes, debentures and related interest,
  as if converted*                                             9,743      10,577

     * The number of shares, as if converted, represents a conversion price equal to the average prevailing market prices as specified in the conversion terms of the note.

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

     In November of 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (referred to as EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company's adoption of the recognition requirements in July of 2003 of EITF Issue No. 00-21 did not have a material impact on its consolidated financial position or results of operations.

     In January of 2003, the FASB issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure

                                    XOMA Ltd.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities at the end of the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company's adoption of the disclosure requirements in January of 2003 did not have an impact on the Company's financial position and results of operations. The adoption of the recognition requirements of FIN 46 in December of 2003 is not expected to have a material impact on the Company's financial position or result of operations.

     In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150). FAS 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 except for certain mandatorily redeemable financial instruments for which the FASB announced on November 5, 2003 deferred effective dates for certain provisions of FAS150. The adoption of FAS 150 and the subsequent deferred effective dates did not and will not have a material effect on the Company's financial position or results of operations.

2.   BALANCE SHEET COMPONENTS

Inventories

     Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories, which related principally to the Company's agreement with Baxter Healthcare Corporation ("Baxter") were reserved for during the quarter due to the termination of the arrangement in the third quarter of 2003 and the determination that the inventories would not be sold to Baxter as a result of the agreement termination (in thousands):

                                           September 30, December 31,
                                             2003              2002
                                        ----------------  ---------------

Raw materials                            $          202   $          202
Finished goods                                    1,104            1,104
                                        ----------------  ---------------
                                                  1,306            1,306
Inventory reserve                        $       (1,306)               -
                                        ----------------  ---------------
Total                                    $            -   $        1,306
                                        ================  ===============

                                    XOMA Ltd.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

                                           September 30, December 31,
                                             2003             2002
                                        ---------------- ---------------

Accrued payroll expenses                 $        3,501  $        3,198
Accrued clinical trial expenses                     623             559
Accrued legal and other professional
     fees                                         1,630           2,425
Other                                               766             914
                                        ---------------- ---------------
Total                                    $        6,520  $        7,096
                                        ================ ===============


3.   LICENSE AGREEMENTS AND RELATED CONTINGENCIES

     In February of 2002, XOMA and MorphoSys AG ("MorphoSys") announced cross-licensing agreements for antibody-related technologies. The term of the XOMA license to MorphoSys commenced in February of 2002 and remains in effect until the expiration of the last patent within the XOMA patent rights provided under the terms of the agreement. Because there were no continuing performance obligations on the part of the Company under the MorphoSys agreement, the license fee provided for in that agreement was recognized as revenue in the first quarter of 2002. Under the terms of the agreement, the $5.0 million license fee was to be paid in two installments. The first $1.0 million installment was due and paid in the first quarter of 2002, and the second portion in the amount of $4.0 million was due in the fourth quarter of 2002. The second installment could be paid in either cash or with MorphoSys shares valued at the time of MorphoSys' election to pay the second installment in shares.

     During the fourth quarter of 2002, we were notified by MorphoSys of its intention to exercise its option to pay the second installment totaling $4.0 million owed to XOMA under the license agreement with 363,466 of its ordinary shares, which number of shares was determined with reference to the market price of MorphoSys shares at the time of such notice (October 23, 2002). XOMA applied for, and on January 31, 2003 was granted, an exemption from German withholding tax on the full license fee from MorphoSys. The administrative process in Germany for the issuance of the shares was delayed pending resolution of the withholding tax matter. Upon receipt of the tax exemption, MorphoSys re-initiated the process, and on May 6, 2003, the shares were issued to XOMA. As of September 30, 2003, the balance of these shares, totaling $0.3 million, was held as available-for-sale and was classified as short-term investments in the financial statements. Through September 30, 2003 the Company sold 340,499 shares for net proceeds of $4.0 million and a gain on the sale of investment of $0.3 million was recognized as investment and other income. In October of 2003, the remaining shares were sold (see Note 8 Subsequent Events).

     In June of 2003, Onyx Pharmaceuticals, Inc. ("Onyx") announced that it was discontinuing its therapeutic virus program to focus its resources on its BAY 43-9006 anticancer compound. Onyx subsequently notified XOMA on June 23, 2003 of its intention to terminate the Company's related process development and manufacturing agreement effective 120 days from the date of notification. Under the terms of the agreement, Onyx is obligated to pay $0.5 million as a facility fee plus $1.0 million as a termination fee by the end of the 120-day notification period. In accordance with our revenue recognition policy, these amounts are expected to be recognized primarily in the fourth quarter of 2003 as the Company's service commitments are completed. Additionally, the Company accelerated the amortization of $1.0 million remaining in deferred revenue over the 120-day notification period.

     On July 3, 2003, the Company and Baxter terminated the license and supply agreements for the NEUPREX(R) product. Baxter has agreed to make a one-time termination payment of $10.0 million to the Company no later than January of 2004. Until such payment is made, Baxter is committed to reimburse the Company for a portion of certain development expenses which may be incurred. The Company recognized the $10.0 million termi-

                                    XOMA Ltd.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

nation fee as revenue in the third quarter of 2003 and established an inventory reserve of $1.3 million and the related charge to research and development expense for NEUPREX(R) products that were included in inventory as of September 30, 2003.

4.   GENENTECH AGREEMENT MODIFICATION

     In the first quarter of 2003, the Company's financing arrangement with Genentech, Inc. ("Genentech") related to development and commercialization of RAPTIVATM (Efalizumab) was modified to provide the following terms:

     o The credit limit under the convertible subordinated debt agreement to finance XOMA's share of development costs was increased to $80.0 million. The convertible subordinated note was to mature upon the earlier of (a) April of 2005, except for advances made after April of 2003 in which case payment will be due on the second anniversary date(s) of such advances or (b) within 90 days after first product approval (which occurred on October 27, 2003; see Note 8 Subsequent Events ). At XOMA's election, the convertible subordinated note was to be repaid in cash or with shares with the conversion price to be calculated at the time of payment based on the fair market value at the time of election. If repayment were triggered by product approval, XOMA could elect to defer payment of up to $40.0 million as an offset against the Company's proceeds from its 25% share of U.S. operating profits on the product. At September 30, 2003, the outstanding balance under this note totaled $69.3 million. On November 3, 2003, XOMA announced its election to defer payment of $40.0 million of this debt as provided above and to pay the remaining balance (approximately $29.3 million) with convertible preference shares (See Note 8 Subsequent Events).

     o A new $15.0 million debt facility was established to finance XOMA's share of U.S. commercialization costs. The note payable was to mature upon the earlier of (a) April of 2005, except for advances made after April of 2003 in which case payment will be due on the second anniversary date(s) of such advances or (b) within 90 days after first product approval by the FDA (which occurred on October 27, 2003; see
          Note 8 Subsequent Events). The commercial note payable must be repaid in cash. At September 30, 2003 the outstanding balance under this note totaled approximately $8.0 million.

     o XOMA granted Genentech a security interest in the Company's profit share on RAPTIVATM as collateral against any unpaid past due amounts of the loans.

5.   MILLENNIUM INVESTMENT AGREEMENT MODIFICATION

     In the second quarter of 2003, the Company announced the amendment of certain terms of the investment agreement with Millennium Pharmaceuticals, Inc. ("Millennium"). The key elements of the revised investment agreement include an extension of the maturity date of the $5.0 million outstanding convertible debt from May of 2003 to February of 2004 and a re-scheduling of the Company's decision points regarding whether to sell the remaining common shares from three option dates through May of 2004 to six option dates through February of 2005. In June of 2003, the Company exercised an option to sell 608,766 shares to Millennium for gross proceeds of $4.0 million or $6.57 per share. In October of 2003, the remaining commitments available under the agreement were reduced due to the discontinuation of one of the products (see Note 8 Subsequent Events).

6.   SALE OF COMMON SHARES.

     On September 24, 2003, the Company sold 9,000,000 common shares at a price of $8.00 per share in an underwritten public offering. The Company received approximately $67.2 million of net proceeds during the third quarter of 2003. In October of 2003, the underwriters exercised their over-allotment option and purchased an additional 1,350,000 common shares (see Note 8 Subsequent Events).

                                    XOMA Ltd.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

7.   LEGAL PROCEEDINGS

     In July of 2003, a complaint was filed in the General Court of Justice, Superior Court Division, Orange County, North Carolina, in a lawsuit captioned Hamlet v. Genentech, Inc., et al., No. 03 CVS 1161, and was subsequently amended, by participants in one of the Phase III clinical trials of RAPTIVATM . The complaint asserts claims for alleged negligence, breach of fiduciary duty, fraud, misrepresentation and medial negligence against the plaintiff's treating physician, the physician's medical practice, Genentech, XOMA, the institutional review board responsible for the trial and the contract research organization retained to conduct the trial. The complaint seeks unspecified compensatory damages alleged to be in excess of $10,000.00. As set forth in the complaint, the plaintiff was initially in the placebo group of this trial; he did not receive RAPTIVATM during this time, and his claims are based on his failure to receive his indicated treatment, not his receipt of RAPTIVATM. Although this case is at an early stage, XOMA believes the claims against it to be without merit and intends to vigorously defend against them. XOMA has filed a motion to dismiss all claims against it, and discovery has not yet commenced.

8.   SUBSEQUENT EVENTS.

     On October 9, 2003, the Company sold the remaining 22,967 shares of MorphoSys stock at approximately the net carrying value of those shares and received net proceeds of approximately $0.2 million.

     On October 10, 2003, the Company announced the discontinuation of development of MLN2201, one of two products of ongoing development collaboration with Millennium. Under the terms of the amended investment agreement and as a result of the termination of the MLN2001 development program, if the Company decides to sell common shares to Millennium, the funding amounts will be reduced 40% from a total of $33.5 million to a total of $20.1 million. Under the terms of the development agreement, the Company has no future obligations to pay milestone payments to Millennium for this product.

     On October 17, 2003, the underwriters for the public offering exercised their option to purchase 1,350,000 common shares at $8.00 per share to cover over-allotments. The Company received $10.2 million in additional net cash proceeds.

     On October 27, 2003, the FDA approved RAPTIVA(TM) for the treatment of adults with chronic moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy. Under the terms of our financing arrangement with Genentech, this approval triggers a 90-day period at the end of which the convertible subordinated debt and the commercial note payable (see Note 4 Genentech Agreement Modification) will mature. The commercial note payable must be paid in cash. For payment of the convertible subordinated debt, the Company elected pursuant to the development loan agreement to defer payment of up to $40.0 million as an offset against the Company's proceeds from its 25% share of U.S. operating profits on the product and to pay the remaining balance (approximately $29.3 million) with preference shares before December 31, 2003. These preference shares will be convertible upon issuance into common shares at a price of $7.75 per share. The commercial note payable, which had a balance of approximately $8.0 million as of September 30, 2003, will be paid in cash in January of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Revenues for the three months ended September 30, 2003 were $12.6 million compared with $4.2 million for the three months ended September 30, 2002, a 200.0% increase. This increase was primarily due to license revenue for the $10.0 million termination fee related to the Company's agreement with Baxter Healthcare Corporation ("Baxter") and partially offset by $2.2 million of lower development service revenues from Baxter and Onyx Pharmaceuticals, Inc. ("Onyx"). Revenues for the nine months ended September 30, 2003 were $18.2 million compared with $18.2 million for the same period of 2002. License and collaborative fee revenue was $14.1 million for the nine months ended September 30, 2003 compared with $9.1 million for the same period of 2002, a net increase of $5.0 million. This change in license revenue represents the $10.0 million license termination fee from Baxter partially offset by a decrease in amortization of deferred revenue on the Baxter agreement compared with a non-recurring $5.0 million license fee from MorphoSys AG ("MorphoSys") recognized in the first quarter of 2002. Contract and other revenue was $4.0 million for the nine months ended September 30, 2003 compared with $9.1 million for the same period of 2002, a decrease of $5.1 million primarily due to the discontinuance of development services by Baxter and Onyx. In October of 2003, the U.S. Food and Drug Administration ("FDA") approved RAPTIVATM (Efalizumab) for marketing. The Company expects no material revenues for the fourth quarter of 2003 from its 25% share of operating profits and other royalties related to RAPTIVATM. Revenues are expected to be lower in the fourth quarter of 2003 compared with the third quarter due to the non-recurring license fee revenue related to Baxter that was recognized in the third quarter of 2003.

     Research and development expenses for the three months ended September 30, 2003 were $15.9 million compared with $9.7 million for the same period of 2002, an increase of 63.9%. This increase reflected higher development costs associated with CAB-2, RAPTIVATM,, the Company's XMP.629 compound being developed for acne and a charge of $1.3 million for an inventory reserve of NEUPREX(R) products as a result of the cancellation of product sales associated with the termination of the Baxter agreement . This increase was partially offset by decreased spending on NEUPREX(R), Onyx-015, ING-1and, MLN2201 (formerly known as MLN01). In October of 2003, the Company announced the discontinuation of development on MLN2201. Research and development expense for the nine months ended September 30, 2003 were $41.4 million compared with $30.4 million in the same period of 2002, an increase of 36.2%. This increase reflected higher development costs associated with CAB-2, RAPTIVATM,, MLN2201, the Company's XMP.629 compound being developed for acne and a charge of $1.3 million for the inventory reserve recorded for NEUPREX(R) products inventory related to the termination of the Baxter agreement partially offset by lower spending on NEUPREX(R), Onyx-015, and ING-1. The Company continues to explore new collaborative arrangements that may affect future spending for research and development.

     Our research and development activities can be divided into earlier stage programs, which include molecular biology, process development, pilot-scale production and preclinical testing, and later stage programs, which include clinical testing, regulatory affairs and manufacturing clinical supplies. The cost associated with these programs approximate the following (in thousands):


                            Three months ended           Nine months ended
                               September 30,               September 30,
                          ------------------------   ---------------------------
                            2003          2002          2003          2002
                          -----------  -----------   -----------   -------------
Earlier stage programs    $    11,024  $     4,620   $    27,715   $     15,536
Later stage programs            4,909        5,081        13,702         14,859
                          -----------  -----------   -----------   -------------
Total                     $    15,933  $     9,701   $    41,417   $     30,395
                          ===========  ============  ============  =============

     Our research and development activities also can be divided into those related to our internal projects and those related to collaborative arrangements. The cost related to internal projects versus collaborative arrangements approximate the following (in thousands):

                             Three months ended           Nine months ended
                                September 30,               September 30,
                           -------------------------  --------------------------
                             2003          2002          2003          2002
                           ------------  -----------  -------------  -----------
Internal projects            $    7,282  $     2,991  $     16,782   $    12,605
Collaborative arrangements        8,651        6,710        24,635        17,790
                             ----------  -----------  -------------  -----------
Total                        $   15,933  $     9,701  $     41,417   $    30,395
                             ==========  ===========  =============  ===========


     For the three and nine months ended September 30, 2003, one project accounted for approximately 19% and 20%, respectively, of our total research and development costs. No other single project was greater than 20% of our total research and development costs during the three and nine months ended September 30, 2003 and 2002.

     Marketing, general and administrative expenses for the three months ended September 30, 2003 decreased to $6.3 million from $6.4 million for the three months ended September 30, 2002. This reflected pre-launch activities for RAPTIVATM partially offset by lower legal expenses. Marketing, general and administrative expenses for the nine months ended September 30, 2003 were $14.9 million compared with $15.1 million for the same period of 2002. The net decrease of $0.3 million, or 1.0%, primarily represents an increase in pre-launch activities for RAPTIVATM and business development expenses, which were partially offset by lower legal expenses. RAPTIVATM marketing expenses are expected to increase in future quarters related to the product launch activities.

     Investment income was $0.2 million for the three months ended September 30, 2003 and 2002 the major components were decreased interest income due to reduced cash balances partially offset by gains recognized on the sale of MorphoSys shares issued to XOMA on May 6, 2003. Investment income for the nine months ended September 30, 2003 decreased to $0.5 million, or 28.6%, compared to $0.7 million for the same period of 2002. This decrease reflected lower interest rates on lower average cash balance. Interest expense for the three and nine months ended September 30, 2003 was $0.5 million and $1.4 million, respectively, compared to $0.6 million and $1.7 million, respectively, for the three and nine months ended September 30, 2002. This reflected lower interest rates on a higher average outstanding balance of the convertible notes due to Genentech, Inc. ("Genentech") and Millennium Pharmaceuticals, Inc. ("Millennium"). Interest income is expected to be higher in the fourth quarter of 2003 due to increased cash balances.

Liquidity and Capital Resources

     Cash, cash equivalents, short-term investments and restricted cash increased during the nine months ended September 30, 2003 by $43.8 million to $80.1 million at September 30, 2003, compared with $36.3 million at December 31, 2002. This increase primarily reflects the net cash proceeds received from the Company's public offering during the third quarter of 2003.

     Net cash used in operating activities was $36.2 million for the nine months ended September 30, 2003, compared with $27.5 million for the nine months ended September 30, 2002. The increase in 2003 when compared with 2002 primarily reflected a higher net loss and reductions in accrued expenses related primarily to clinical trials, partially offset by reductions in accounts receivable in 2003 compared to increases in 2002.

     Net cash used in investing activities was $0.9 million for the nine months ended September 30, 2003, compared to cash used in investing activities of $8.8 million for the nine months ended September 30, 2002, a 90.0% decrease. The decrease in the first nine months of 2003 when compared to the first nine months of 2002 was primarily due to the release of $1.5 million of restricted cash, which was securing a short-term loan that was paid off during the first quarter of 2003, to proceeds received on the sale of MorphoSys shares in the second and third quarters of 2003, and to reduced purchases of property and equipment in 2003. Capital programs in 2002 included renovating and expanding our manufacturing and warehouse facilities and other infrastructure investments. Capital spending is expected to continue at this lower level for the remainder of 2003.

     Net cash provided by financing activities was $81.0 million for the nine months ended September 30, 2003, compared with $4.9 million for the nine months ended September 30, 2002. Financing activities in the first nine months of 2003 included $67.2 million in net proceeds from common shares sold under a public offering, $10.8 mil-lion net funding from Genentech, under our development and commercial loan agreements, $4.0 million proceeds from common shares sold under our investment agreement with Millennium, and $0.2 million from proceeds of common shares primarily related to employee share purchase and option incentive programs. This was partially offset by principal payments of $1.3 million to retire a short-term loan obligation and for principal payments on capital lease obligations.

     In the first quarter of 2003, the Company's financing arrangement with Genentech related to development and commercialization of RAPTIVATM was modified to provide the following terms:

     o The credit limit under the convertible subordinated debt agreement to finance XOMA's share of development costs was increased to $80.0 million. The convertible subordinated debt was to mature upon the earlier of (a) April of 2005, except for advances made after April of 2003 in which case payment will be due on the second anniversary date(s) of such advances or (b) within 90 days after first product approval (which occurred on October 27, 2003). At XOMA's election, the convertible subordinated note was to be repaid in cash or with shares with the conversion price to be calculated at the time of payment based on the fair market value at the time of election. XOMA's repayment obligation was triggered by the product approval in October of 2003. The Company elected to defer payment of $40.0 million as an offset against the proceeds from its 25% share of U.S. operating profits on the product. The remaining balance (approximately $29.3 million) will be paid with preference shares before December 31, 2003. These preference shares will be convertible upon issuance into common shares at a price of $7.75 per share. At September 30, 2003, the outstanding balance under this note totaled approximately $69.3 million.

     o A new $15.0 million debt facility was established to finance XOMA's share of U.S. commercialization costs. The note payable was to mature upon the earlier of (a) April of 2005, except for advances made after April of 2003 in which case payment will be due on the second anniversary date(s) of such advances or (b) within 90 days after first product approval by the FDA (which, occurred on October 27, 2003). The commercial note must be repaid in cash in January of 2004. At September 30, 2003 the outstanding balance under this note totaled $8.0 million.

     o XOMA granted Genentech a security interest in the Company's profit share on RAPTIVATM as collateral against any unpaid past due amounts of the loans.

     In the second quarter of 2003, the Company announced the amendment of certain terms of the investment agreement with Millennium. The key elements of the revised investment agreement include an extension of the maturity date of the $5.0 million outstanding convertible debt from May of 2003 to February of 2004 and a re-scheduling of the Company's decision points regarding whether to sell the remaining common shares from three option dates through May of 2004 to six option dates through February of 2005. In June of 2003, the Company exercised an option to sell 608,766 shares to Millennium for gross proceeds of $4.0 million or $6.57 per share, leaving a commitment of $33.5 million available under this arrangement, excluding the convertible debt. In October of 2003, the Company announced the discontinuation of development of MLN2201, one of the two products of an ongoing development agreement with Millennium. Under the terms of the amended investment agreement and the termination of the MLN2201development program, if the Company decides to sell common shares to Millennium the funding amounts will be reduced by 40% from a total of $33.5 million to a total of $20.1 million.

     The present outlook is for higher losses in 2003 than recorded in 2002, primarily due to increased expenses on RAPTIVATM and on the Millennium collaboration. The Company's strategy is to attempt to continue broadening its product pipeline through additional development collaborations. To support these activities, the Company expanded its manufacturing capacity and other development capabilities during 2001 and 2002. For example, the Company relocated its technical development and pilot plant facilities from Santa Monica to Berkeley in 2001 to improve efficiencies. XOMA also installed a third 2750-liter fermentation line in its Berkeley production facility, which became operational in the second half of 2002.

     Based on current spending levels, revenue estimates, net proceeds received from our recent underwritten public offering, repayment obligations of our debt owed to Genentech for our share of RAPTIVA(TM) marketing costs, deferral of a portion of the development loan from Genentech, issuance of shares in repayment of the remainder of the development loan from Genentech and financing commitments from Millennium under the collaborative agreement between the companies, the Company estimates it has sufficient cash resources, together with sources of funding available to us, to meet its current net cash consumption levels through at least the end of 2005. Any significant revenue shortfalls, or increases in planned spending on development programs could shorten this period. The recent FDA approval of RAPTIVATM is expected to improve operating cash flow to the extent of XOMA's share of operating profits from sales of RAPTIVATM in the U.S., but require repayment of amounts owed to Genentech under the financial arrangements discussed above. Our actual share of profits or losses from RAPTIVATM may materially impact our cash reserves. Additional licensing arrangements or collaborations or otherwise entering into new equity or other financing arrangements could potentially extend or shorten this period. The Company continues to evaluate alternative financing arrangements to strengthen its overall financial position and mitigate risks. For a further discussion of the risks related to our business and their effects on our cash flow and ability to raise new funding on acceptable terms, see "Forward-Looking Statements and Cautionary Factors that May Affect Future Results," included in this Item 2 below.

     As of September 30, 2003, future contractual obligations are as follows (in thousands):


                                    Note         Capital      Operating      Convertible
                                  Payable*       Leases         Leases         Notes**        Total
                                -------------  -----------   -------------  --------------  -----------
Remainder of 2003               $           -  $         89  $         698   $           -  $       787
2004                                        -           572          2,894           5,248        8,714
2005                                    7,956           221          2,890          69,282       80,349
2006                                        -             -          2,900               -        2,900
2007                                        -             -          2,730               -        2,730
Thereafter                                  -             -            708               -          708
                                -------------  ------------  -------------   -------------- ------------
Total                           $       7,956  $        882  $      12,820   $      74,530  $    96,188
                                =============  ============  =============   ============== ============

* The amount due in 2005 relates to XOMA's commercial loan agreement with Genenetech. This amount is due at the earlier of (a) April of 2005, except for advances made after April 2003 in which case payment will be due on the second anniversary date(s) of such advances or (b) within 90 days after first product approval (which occurred on October 27, 2003).

** The amount due in 2005 relates to XOMA's convertible subordinated debt agreement with Genentech. This amount is due at the earlier of (a) April of 2005, except for advances made after April 2003 in which case payment will be due on the second anniversary date(s) of such advances or (b) within 90 days after the first product approval (which occurred on October 27, 2003). The amount due in 2004 represents the amount due to Millennium in February of 2004.

     Under an effective shelf registration statement filed on November 17, 2000, we registered 10,000,000 common shares, of which 3,000,000 common shares were issued in 2001. In the third quarter of 2003, we filed a registration statement with the SEC to increase the common shares available to be issued under this shelf registration by an additional 13,000,000 shares. We issued 9,000,000 of our registered shares in September of 2003 in an underwritten public offering and an additional 1,350,000 of these shares in October of 2003 upon exercise of the underwriters' over-allotment option. We will be able to issue the remaining 9,650,000 shares from time to time in response to market conditions or other circumstances. This Form 10-Q does not itself constitute an offer to sell or the solicitation of offers to purchase any securities.

     In addition, pursuant to our agreements with Millennium, we have an effective registration statement filed on December 12, 2002 and amended on May 23, 2003 covering the resale by Millennium of up to 6,000,000 common shares we have issued or may issue to Millennium, and we have issued a total of 2,052,184 shares to Millennium which may be resold under that registration statement. Pursuant to our arrangement with Genentech, we have an effective registration statement filed on August 5, 1999 covering the resale by Genentech of up to 2,000,000 common shares we may issue to Genentech, of which 482,000 have been issued and resold. We are also obligated to file a registration statement covering the resale by Genentech of all of the common shares issuable upon conver-sion of the preference shares we have elected to issue to Genentech in repayment of our convertible debt owed to them.

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

     We believe there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2003 as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 28, 2003.

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

     Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered item has value to the customer on a stand-alone basis and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration the Company receives is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units.

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

Forward-Looking Statements and Cautionary Factors That May Affect Future Results

     Certain statements contained herein related to the relative size of the Company's loss for 2003, the estimated levels of its expenses and revenues for the balance of 2003, and the sufficiency of its cash resources, as well as other statements related to current plans for product development and existing and potential collaborative and licensing relationships, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, the actual loss for 2003 could be higher depending on revenues from licensees and collaborators, the size and timing of expenditures, and whether there are unanticipated expenses; and the sufficiency of cash resources could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated or if funds are not available on acceptable terms; and the marketing and sales effort for RAPTIVA(TM) may not be successful due to the strength of competition or if physicians do not adopt the product as treatment for their patients. These and other risks, including those related to the results of pre-clinical testing; the timing or results of pending and future clinical trials (including the design and progress of clinical trials; safety and efficacy of the products being tested; action, inaction or delay by the FDA, European or other regulators or their advisory bodies; and analysis or interpretation by, or submission to, these entities or others of scientific data); changes in the status of existing collaborative relationships; the ability of collaborators and other partners to meet their obligations; competition; market demand for products; scale-up and marketing capabilities; availability of additional licensing or collaboration opportunities; international operations; share price volatility; the Company's financing needs and opportunities; uncertainties regarding the status of biotechnology patents; uncertainties as to the costs of protecting intellectual property; and risks associated with our status as a Bermuda company, are described in more detail in the remainder of this section.

The Marketing And Sales Effort In Support Of Our Only Product To Receive Regulatory Approval Has Not Begun And May Not Be Successful.

     RAPTIVA(TM), our only product to receive regulatory approval, was approved by the FDA on October 27, 2003 for the treatment of chronic moderate-to-severe plaque psoriasis in adults who are candidates for systemic therapy or phototherapy. Genentech is responsible for the marketing and sales effort in support of this product and has not yet commenced, or launched, the full intended scope of this effort. Unless and until RAPTIVA(TM) is approved in this or other indications outside the United States, our interest in this product in this indication is limited to our 25% share of the operating profits from sales of the product in the United States. We currently have no active role in this marketing and sales effort. Successful commercialization of this product is subject to a number of risks, including Genentech's ability to implement its marketing and sales effort and achieve sales; the strength of competition from other products being marketed or developed to treat psoriasis; physicians' and patients' acceptance of RAPTIVA(TM) as a treatment for psoriasis; Genentech's ability to provide its manufacturing capacity to meet demand for the product; and pricing and reimbursement issues. Many of these risks are discussed in more detail below.

Because All Of Our Products Are Still Being Developed, We Will Require Substantial Funds To Continue; We Cannot Be Certain That Funds Will Be Available And, If Not Available, We May Have To Take Actions Which Could Adversely Affect Your Investment.

     If adequate funds are not available, we may have to dilute or otherwise adversely affect the rights of existing shareholders, curtail or cease operations, or file for bankruptcy protection in extreme circumstances. We have spent, and we expect to continue to spend, substantial funds in connection with:

     o research and development relating to our products and production technologies

     o    expansion of our production capabilities

     o    various human clinical trials and

     o    protection of our intellectual property.

     Based on current spending levels, revenue estimates, net proceeds received from out recent underwritten public offering, repayment obligations of our debt owed to Genentech for our share of RAPTIVATM marketing costs, deferral of a portion of our development loan from Genentech, issuance of shares in repayment of the remainder of our development loan from Genentech and financing commitments from Millennium, we estimate we have sufficient cash resources, together with sources of funding available to us, to meet our current net cash consumption levels through at least the end of 2005. However, to the extent we experience changes in the timing or size of expenditures or unanticipated expenditures, or if our collaborators do not meet their obligations to us or anticipated revenues otherwise do not materialize, these funds may not be adequate for this period. In particular, our share of profits or losses from RAPTIVATM may materially impact our cash reserves. As a result, we do not know whether:

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

     Specifically, although the recent FDA approval of RAPTIVATM would generally be expected to improve operating cash flow to the extent of XOMA's share of operating profits from sales of RAPTIVATM in the U.S., such approval also requires repayment in cash, shares or deferred repayment of up to $40.0 million of amounts owed to Genentech (approximately $77.2 million under both loan agreements as of September 30, 2003). In November of 2003, we announced our election to defer $40.0 million of such repayment and to repay the remainder of the development loan using shares. The commercialization loan is payable only in cash and is due in January of 2004. In addition, the receipt of regulatory approval terminated Genentech's obligation to continue to loan us our portion of commercialization expenses for RAPTIVA(TM).

Most Of Our Therapeutic Products Have Not Received Regulatory Approval. If These Products Do Not Receive Regulatory Approval, Neither Our Third Party Collaborators Nor We Will Be Able To Manufacture And Market Them.

     Our products cannot be manufactured and marketed in the United States and other countries without required regulatory approvals. Only one of our therapeutic products has received regulatory approval. The United States government and governments of other countries extensively regulate many aspects of our products, including:

     o    testing,

     o    manufacturing,

     o    promotion and marketing, and

     o    exporting.

     In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe that most of our products will be regulated by the FDA as biologics. The FDA has recently consolidated its responsibility for reviewing new pharmaceutical products into its Center for Drug Evaluation and Research, the body that formerly reviewed only drug products, combining that operation with part of its biologics review operation, the Center for Biologics Evaluation and Research. Because implementation of this plan may not be complete, we do not know when or how this change might affect us. State regulations may also affect our proposed products.

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

For example,

     o in 1996, we and Genentech began testing RAPTIVATM in patients with moderate-to-severe psoriasis. In April of 2002, we and Genentech announced that a pharmacokinetic study conducted on RAPTIVATM comparing XOMA-produced material and Genentech-produced material did not achieve the pre-defined statistical definition of comparability, and the FDA requested that another Phase III study be completed before the filing of a Biologics License Application for RAPTIVATM, delaying the filing of a Biologics Licensing Application with the FDA for RAPTIVATM beyond the previously-planned time frame of the summer of 2002. In March 2003, we announced completion of enrollment in a Phase II study of RAPTIVATM in patients suffering from rheumatoid arthritis. In May of 2003, we and Genentech announced our decision to terminate Phase II testing of RAPTIVATM in patients suffering from rheumatoid arthritis based on an evaluation by an independent Data Safety Monitoring Board that suggested no overall net clinical benefit in patients receiving the study drug. We have also completed enrollment in a Phase II study of RAPTIVATM as a possible treatment for patients with psoriatic arthritis. Although we expect to know preliminary results of the psoriatic arthritis trial by the first quarter of 2004, we do not know whether or when such testing will demonstrate product safety and efficacy in this patient population or result in regulatory approval. As is our practice, more details regarding the clinical data would be revealed at an upcoming medical conference or other appropriate scientific, peer-reviewed forum later in 2004.

     o in December of 1992, we began human testing of our NEUPREX(R) product, a genetically engineered fragment of a particular human protein, and licensed certain worldwide rights to Baxter. In April of 2000, members of the FDA and representatives of XOMA and Baxter discussed results from the Phase III trial that tested NEUPREX(R) in pediatric patients with a potentially deadly bacterial infection called meningococcemia, and senior representatives of the FDA indicated that the data presented were not sufficient to support the filing of an application for marketing approval at that time.

     Given that regulatory review is an interactive and continuous process, we maintain a policy of limiting announcements and comments upon the specific details of the ongoing regulatory review of our products, subject to our obligations under the securities laws, until definitive action is taken.

Because All Of Our Products Are Still Being Developed, We Have Sustained Losses In The Past And We Expect To Sustain Losses In The Future.

     We have experienced significant losses and, as of September 30, 2003, we had an accumulated deficit of $580.0 million.

     For the nine months ended September 30, 2003, we had a net loss of approximately $39.0 million, or $0.54 per common share (basic and diluted). For the year ended December 31, 2002, we had a net loss of approximately $33.2 million, or $0.47 per common share (basic and diluted). We expect to incur additional losses in the future, primarily due to increased sales and marketing expenses related to RAPTIVATM, on the Millennium collaboration and on our XMP.629 compound.

     Our ability to make profits is dependent in large part on obtaining regulatory approval for our products and entering into agreements for product development and commercialization, both of which are uncertain. Our ability to fund our ongoing operations is dependent on the foregoing factors and on our ability to secure additional funds. Because all of our products are still being developed, we do not know whether we will ever make a profit or whether cash flow from future operations will be sufficient to meet our needs.

If Third Party Collaborators Do Not Successfully Develop And Market Our Products, We May Not Be Able To Do So On Our Own.

     Our financial resources and our marketing experience and expertise are limited. Consequently, we depend to a large extent upon securing the financial resources and marketing capabilities of third parties with whom we collaborate.

     o In April of 1996, we and Genentech entered into an agreement whereby we agreed to co-develop Genentech's humanized monoclonal antibody product RAPTIVATM. In April of 1999, the companies extended and expanded the agreement. In March of 2003, the companies further expanded the agreement. In October of 2003, RAPTIVA(TM) was approved by the FDA for the treatment of chronic moderate-to-severe plaque psoriasis.

     o In November of 2001, we entered into a collaboration with Millennium to develop two of Millennium's products for certain vascular inflammation indications. In October of 2003, we announced that we had discontinued one of these products, MLN2201.

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

     o In January of 2001, we entered into a strategic process development and manufacturing alliance with Onyx to scale-up production to commercial volume of one of Onyx's cancer products. In June of 2003, Onyx notified XOMA that it was discontinuing development of the product and terminating the agreement so that it could focus on another of its anticancer compounds.

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

     As a biopharmaceutical company, we have experienced significant volatility in our common shares. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. From December 31, 2001 through November 11, 2003, our share price has ranged from a high of $12.19 to a low of $2.84. On November 11, 2003, the last reported sale price of the common shares as reported on the Nasdaq National Market was $6.84 per share. Factors contributing to such volatility include, but are not limited to:

     o    sales and estimated or forecasted sales of products

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

     o    government regulations

     o    developments in patent or other proprietary rights

     o    the number of shares outstanding

     o    the number of shares trading on an average trading day

     o announcements regarding other participants in the biotechnology and pharmaceutical industries and

     o    market speculation regarding any of the foregoing.

We Or Our Third Party Collaborators May Not Be Able To Increase Existing Or Acquire New Manufacturing Capacity Sufficient To Meet Market Demand.

     Genentech will be responsible for manufacturing commercial quantities of RAPTIVA(TM). Genentech may have difficulty or may not be able to increase its manufacturing capacity to produce RAPTIVA(TM) in sufficient quantities to meet market demand. If any of our other products are approved, because we have never commercially introduced any pharmaceutical products, we do not know whether the capacity of our existing manufacturing facilities can be increased to produce sufficient quantities of our products to meet market demand. Also, if we or our third party collaborators need additional manufacturing facilities to meet market demand, we cannot predict that we will successfully obtain those facilities because we do not know whether they will be available on acceptable terms. In addition, any manufacturing facilities acquired or used to meet market demand must meet the FDA's quality assurance guidelines.

Because We Only Recently Received Approval For Our Only Approved Product And We Do Not And Cannot Currently Market Any Of Our Other Products For Commercial Sale, We Do Not Know Whether There Will Be A Viable Market For Our Products.

     Even though we and Genentech recently received FDA approval to market RAPTIVA(TM) and even if we receive regulatory approval for our other products, our products may not be accepted in the marketplace. For example, physicians and/or patients may not accept a product for a particular indication because it has been biologically derived (and not discovered and developed by more traditional means) if no biologically derived products are currently in widespread use in that indication, as is currently the case with psoriasis. Similarly, physicians may not accept RAPTIVA(TM) if they believe other products to be more effective or are more comfortable prescribing other products that have been on the market longer than RAPTIVA(TM). Consequently, we do not know if physicians or patients will adopt or use our products for their approved indications.

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

     Without limiting the foregoing, we are aware that:

     o it has been announced that Amgen Inc. tested its rheumatoid arthritis and psoriatic arthritis drug, Enbrel(R), in a Phase III clinical trial in patients with moderate-to-severe plaque psoriasis, meeting the primary endpoint and all secondary endpoints, that the primary and key secondary endpoints were met in a second Phase III trial, and that a filing for regulatory approval with the FDA for this medication was submitted in July of 2003;

     o Biogen Inc. has announced that the FDA has approved Amevive(R) to treat moderate-to-severe chronic plaque psoriasis in adult patients who are candidates for systemic therapy or phototherapy and the product has been launched in the U.S.;

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

     It is possible that one or more other companies may be developing one or more products based on the same human protein as our NEUPREX(R) product, and these product(s) may prove to be more effective than NEUPREX(R) or receive regulatory approval prior to NEUPREX(R) or any BPI-derived product developed by XOMA.

Even If We Or Our Third Party Collaborators Bring Products To Market, We May Be Unable To Effectively Price Our Products Or Obtain Adequate Reimbursement For Sales Of Our Products, Which Would Prevent Our Products From Becoming Profitable.

     If we or our third party collaborators succeed in bringing our product candidates to the market, they may not be considered cost-effective, and reimbursement to the patient may not be available or may not be sufficient to allow us to sell our products on a competitive basis. In both the United States and elsewhere, sales of medical products and treatments are dependent, in part, on the availability of reimbursement to the patient from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for pharmaceutical products and services. Our business is affected by the efforts of government and third-party payors to contain or reduce the cost of health care through various means. In the United States, there have been and will continue to be a number of federal and state proposals to implement government controls on pricing. In addition, the emphasis on managed care in the United States has increased and will continue to increase the pressure on the pricing of pharmaceutical products. We cannot predict whether any legislative or regulatory proposals will be adopted or the effect these proposals or managed care efforts may have on our business.

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

     The Patent Office has issued approximately 70 patents to us related to our products based on human bactericidal permeability-increasing protein, which we call BPI, including novel compositions, their manufacture, formulation, assay and use. In addition, we are the exclusive licensee of BPI-related patents and applications owned by New York University and Incyte Pharmaceuticals Inc. The Patent Office has also issued nine patents to us related to our bacterial expression technology.

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

The Financial Terms Of Some Of Our Existing Or Future Collaborative Arrangements Could Result In Dilution Of Our Share Value.

     In November of 2003, we announced that we exercised our option to defer payment of $40 million of our convertible loan from Genentech related to the development of RAPTIVA(TM) and pay the remaining balance of approximately $29.3 million under the development loan with preference shares before year-end 2003. These preference shares will be convertible upon issuance into common shares at a price of approximately $7.75 per share, the price determined under the loan agreements at the time we notified Genentech of our election. Although the precise numbers remain to be determined, we anticipate issuing preference shares convertible into approximately four million common shares in repayment of the non-deferred portion of the development loan.

     Our financing arrangement with Millennium includes a $5.0 million convertible note we issued to Millennium in November of 2001, which comes due in February of 2004 and may be converted into common shares at that time. In addition, we have the option to issue up to $20.1 million worth of common shares, excluding the convertible debt, to Millennium through February of 2005. The total amount issuable in the remainder of 2003 could be $5.4 million. The number of shares to be issued will be based on a conversion price to be calculated at the time of conversion. This arrangement, as well as future arrangements we may enter into with similar effect, could result in dilution in the value of our shares.

Because Many Of The Companies We Do Business With Are Also In The Biotechnology Sector, The Volatility Of That Sector Can Affect Us Indirectly As Well As Directly.

     The same factors that affect us directly because we are a biotechnology company can also adversely impact us indirectly by affecting the ability of our collaborators, partners and others we do business with to meet their obligations to us or our ability to realize the value of the consideration provided to us by these other companies. For example, in connection with our licensing transactions relating to our bacterial expression technology, we have in the past and may in the future agree to accept equity securities of the licensee in payment of license fees. The future value of these or any other shares we receive is subject both to market risks affecting our ability to realize the value of these shares and more generally to the business and other risks to which the issuer of these shares may be subject.

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

We Are Exposed To An Increased Risk Of Product Liability Claims.

     The sale, testing and marketing of medical products entails an inherent risk of allegations of product liability. We believe that we currently have adequate levels of insurance for our clinical trials, however, in the event of one or more large, unforeseen awards, such levels may not provide adequate coverage. We will seek to obtain additional insurance, if needed, as commercialization of RAPTIVA(TM) continues; however, because we have not yet determined whether additional insurance is needed, we do not know whether adequate insurance coverage will be available or be available at acceptable costs. A significant product liability claim for which we were not covered by insurance would have to be paid from cash or other assets. To the extent we have sufficient insurance coverage, such a claim would result in higher subsequent insurance rates.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company's exposure to market rate risk due to changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. By policy, the Company places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances. The Company classifies its cash equivalents as fixed rate if the rate of return on an instrument remains fixed over its term. As of September 30, 2003, all the Company's cash equivalents are classified as fixed rate.

     The Company also has a long-term convertible note due to Genentech in 2005. Interest on this note of LIBOR plus 1% is reset at the end of June and December each year and is therefore variable.

     The table below presents the amounts and related weighted interest rates of the Company's cash equivalents at September 30, 2003:

                                                  Fair Value         Average
                                    Maturity    (in thousands)    Interest Rate
                                    --------    --------------    -------------
Cash equivalents, fixed rate         Daily         $ 80,078           1.05%

Other Market Risk

     At September 30, 2003, the Company had a long-term convertible note outstanding which is convertible into common shares based on the market price of the Company's common shares at the time of conversion. A 10% decrease in the market price of the Company's common shares would increase the number of shares issuable upon conversion of either security by approximately 11%. An increase in the market price of Company common shares of 10% would decrease the shares issuable by approximately 9%.



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

     In April of 2003, the Company implemented a new financial reporting system which represents a significant change in our internal controls. During our evaluation of internal controls conducted for the second quarter of 2003, special procedures were performed regarding the system conversion and implementation. We concluded that the system conversion and implementation was properly controlled to ensure accurate financial reporting. Apart from continuing implementation of this new system, there were no changes in the Company's internal control over financial reporting during the third fiscal quarter of 2003 to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial accounting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In July of 2003, a complaint was filed in the General Court of Justice, Superior Court Division, Orange County, North Carolina, in a lawsuit captioned Hamlet v. Genentech, Inc., et al., No. 03 CVS 1161, and was subsequently amended, by a participant in one of the Phase III clinical trials of RAPTIVA(TM). The complaint asserts claims for alleged negligence, breach of fiduciary duty, fraud, misrepresentation and medical negligence against the plaintiff's treating physician, the physician's medical practice, Genentech, XOMA, the institutional review board responsible for the trial and the contract research organization retained to conduct the trial. The complaint seeks unspecified compensatory damages alleged to be in excess of $10,000.00. As set forth in the complaint, the plaintiff was initially in the placebo group of this trial; he did not receive RAPTIVA(TM) during this time, and his claims are based on his failure to receive his indicated treatment, not his receipt of RAPTIVA(TM). Although this case is at an early stage, XOMA believes the claims against it to be without merit and intends to vigorously defend against them. XOMA has filed a motion to dismiss all claims against it, and discovery has not yet commenced.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 24, 2003, the Company completed a registered offering of 9,000,000 common shares. On October 21, 2003, the underwriters exercised their over-allotment option and purchased an additional 1,350,000 common shares. The managing underwriters in the offering were UBS Securities LLC, CIBC World Markets Corp., U.S. Bancorp Piper Jaffray Inc., Adams, Harkness & Hill, Inc., Jefferies & Company, Inc. and ThinkEquity Partners LLC. The common shares sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-3 (Reg. No. 333-107929) that was declared effective by the SEC on September 8, 2003. After deducting the underwriting discounts and offering expenses, the Company received net proceeds from the offering, including the issuance to cover the underwriters' over-allotment option, of approximately $77.4 million. None of the net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of ours or our associates, persons owning 10% or more of any class of equity securities of ours, or an affiliate of ours.

     The Company is using the net proceeds from its September 2003 registered offering of common shares for general corporate purposes, including current research and development projects, the development of new products or technologies, general working capital and operating expenses, leasehold improvements and equipment acquisitions. Pending application of the net proceeds as described above, the Company has invested the remaining net proceeds of the offering in short-term, investment-grade, interest-bearing securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits:

          1 Underwriting Agreement dated September 19, 2003 by and among the Company and the underwriters named therein. (Exhibit 2) (1)

          10.1 1981 Share Option Plan as amended and restated. (Exhibit 10.1)
               (2)

          10.2 Form of Share Option Agreement for 1981 Share Option Plan. (Exhibit 10.2) (2)

          10.3 Restricted Share Plan as amended and restated. (Exhibit 10.3) (2)

          10.4 Form of Share Option Agreement for Restricted Share Plan. (Exhibit 10.4) (2)

          10.5 Form of Restricted Share Purchase Agreement for Restricted Share Plan. (Exhibit 10.5) (2)

          10.6 Management Incentive Compensation Plan as amended and restated. (Exhibit 10.6) (2)

          10.7 1992 Directors Share Option Plan as amended and restated. (Exhibit 10.7) (2)

          10.8 Form of Share Option Agreement for 1992 Directors Share Option Plan (initial grants). (Exhibit 10.8) (2)

          10.9 Form of Share Option Agreement for 1992 Directors Share Option Plan (subsequent). (Exhibit 10.9) (2)

          10.10 2002 Director Share Option Plan. (Exhibit 10.10) (2)

          10.11 1998 Employee Share Purchase Plan as amended and restated. (Exhibit 10.11) (2)

          31.1 Certification of John L. Castello, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

          31.2 Certification of Peter D. Davis, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

          32.1 Certification of John L. Castello ,furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

          32.2 Certification of Peter D. Davis, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 . (4)

          99   Press Release dated November 12, 2003. (4)

----------

(1) Incorporated by reference to the referenced exhibit to the Company's Form 8-K dated September 19, 2003 and filed September 24, 2003 (File No. 0-14710).

(2) Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-8 filed August 28, 2003 (File No. 333-108306).

(3)  Filed herewith.

(4)  Furnished herewith.

Reports on Form 8-K:

1. Current Report on Form 8-K dated September 9, 2003 and filed on September 10, 2003 (file no. 0-14710).

2. Current Report on Form 8-K dated September 19, 2003 and filed on September 24, 2003 (file no. 0-14710).

                                    XOMA Ltd.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     XOMA Ltd.

Date:    November 12, 2003           By:  /s/ JOHN L. CASTELLO
                                          -------------------------------------
                                          John L. Castello
                                          Chairman of the Board, President and
                                          Chief Executive Officer



Date:    November 12, 2003           By:  /s/ PETER D. DAVIS
                                          -------------------------------------
                                          Peter D. Davis
                                          Vice President, Finance and
                                          Chief Financial Officer

                                                                    Exhibit 31.1


                                  Certification
            Pursuant to Section 302 Of The Sarbanes-Oxley Act Of 2002
              (Chapter 63, Title 18 U.S.C. Section 1350(A) And (B))


I, John L. Castello, certify that:


1.   I have reviewed this quarterly report on Form 10-Q of XOMA Ltd.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  November 12, 2003           /s/ John L. Castello
                                   --------------------
                                   John L. Castello
                                   Chairman of the Board, President and
                                   Chief Executive Officer

                                                                    Exhibit 31.2


                                  Certification
            Pursuant to Section 302 Of The Sarbanes-Oxley Act Of 2002
              (Chapter 63, Title 18 U.S.C. Section 1350(A) And (B))


I, Peter B. Davis, certify that:


1.   I have reviewed this quarterly report on Form 10-Q of XOMA Ltd.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  November 12, 2003          /s/ Peter B. Davis
                                  ------------------
                                  Peter B. Davis
                                  Vice President, Finance and
                                  Chief Financial Officer

                                                                    Exhibit 32.1


                                  Certification
            Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002
              (Chapter 63, Title 18 U.S.C. Section 1350(A) And (B))


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. Section 1350(a) and (b)), the undersigned hereby certifies in his capacity as an officer of XOMA Ltd. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company at the end of and for the periods covered by such Report.

Date:  November 12, 2003          /s/ John L. Castello
                                  --------------------
                                  John L. Castello
                                  Chairman of the Board, President
                                  and Chief Executive Officer

This certification will not be deemed filed for purposes of Section 18 of the Exchange Act (15 U.S.C. 78), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

                                                                    Exhibit 32.2


                                  Certification
            Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002
              (Chapter 63, Title 18 U.S.C. Section 1350(A) And (B))


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. Section 1350(a) and (b)), the undersigned hereby certifies in his capacity as an officer of XOMA Ltd. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company at the end of and for the periods covered by such Report.

Date:  November 12, 2003          /s/ Peter B. Davis
                                  ------------------
                                  Peter B. Davis
                                  Vice President, Finance and
                                  Chief Financial Officer

This certification will not be deemed filed for purposes of Section 18 of the Exchange Act (15 U.S.C. 78), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.