Form 10-K
period 2003-12-31
XOMA LTD /DE/
filed 2004-03-15
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File No. 0-14710

XOMA Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	52-2154066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2910 Seventh Street, Berkeley, California 94710	(510) 204-7200
(Address of principal executive offices, including zip code)	(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, U.S. $.0005 par value

Preference Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The approximate aggregate market value of voting shares held by non-affiliates of the registrant is $386,336,777 as of June 30, 2003.

Number of Common Shares outstanding as of February 28, 2004: 84,232,049

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the Company’s 2004 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Report.

XOMA Ltd.

2003 Form 10-K Annual Report

i

PART I

Item 1.    Business

Overview

XOMA Ltd. (“XOMA” or the “Company”) is a biopharmaceutical company that develops and manufactures antibodies and other genetically-engineered protein products to treat immunological and inflammatory disorders, cancer, and infectious diseases. The Company’s strategy is to build a broad product pipeline through a combination of its own proprietary products and the use of its development infrastructure to attract collaborations with other companies.

Below is a summary of the Company’s current products and stages of clinical development:

•	RAPTIVA™ (Efalizumab) with Genentech, Inc. (“Genentech”). RAPTIVA™ is a humanized therapeutic monoclonal antibody developed to treat immune system disorders. RAPTIVA™ is the first biologic therapy designed to provide long-term control of chronic moderate-to-severe plaque psoriasis and can be self-administered by patients as a single, once-weekly subcutaneous injection. On October 27, 2003, the FDA approved RAPTIVA™ for the treatment of adults with chronic moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy.

In January of 2003, Genentech and XOMA announced the initiation of a Phase II study evaluating RAPTIVA™ in patients with psoriatic arthritis that has since completed enrollment. Initial results from this study are expected in March of 2004. Genentech and XOMA continue to evaluate additional indications for RAPTIVA™.

•	MLN2222 (also known as CAB2) with Millennium Pharmaceuticals, Inc. (“Millennium”). MLN2222 is a complement inhibitor under development to potentially reduce the incidence of complications in patients undergoing surgical procedures involving the use of cardiopulmonary bypass (CPB). In December of 2003, the Company announced the initiation of a Phase I clinical trial for the product. This trial is the first of two planned Phase I trials that will evaluate the safety, tolerability, pharmacokinetic and pharmacodynamic properties of MLN2222.

•	TPO mimetic antibody with Alexion Pharmaceuticals, Inc. (“Alexion”). In December of 2003, XOMA and Alexion formed a collaboration for the development and commercialization of a rationally designed human thrombopoietin (TPO) mimetic antibody to treat chemotherapy-induced thrombocytopenia. The antibody has been designed to mimic the activity of TPO, a naturally occurring protein responsible for platelet production, while being structurally distinct. Process development work and preclinical studies have been initiated.

•	Bactericidal Permeability Increasing Protein (BPI) derived compounds:

XMP.629 is a topical anti-bacterial formulation of a BPI-derived peptide under development as a possible treatment for acne. Certain bacteria commonly found on human skin are associated with inflammatory lesions in acne patients. The emergence of strains resistant to current antibiotics used to treat acne has encouraged XOMA researchers to review the properties of the compound for this dermatological indication. In 2003, XOMA completed two Phase I clinical trials to evaluate skin irritation and pharmacokinetics of the compound. In January of 2004, the Company announced the initiation of Phase II clinical testing.

NEUPREX® (rBPI21) is an injectable formulation of rBPI21, a modified recombinant fragment of BPI. BPI is a human host-defense protein made by PMN cells, a type of white blood cell that is involved in the body’s defenses against microbial infection.

In October of 2003, XOMA and Children’s Medical Center Dallas announced the initiation of an open-label, single center, dose escalation, investigator-sponsored, Phase I/II clinical trial of NEUPREX® in pediatric patients with congenital heart abnormalities requiring open heart surgery (OHS) associated with CPB. The study plans to investigate dosing, efficacy endpoints and safety to assess the potential for conducting larger, additional studies.

In July of 2003, XOMA announced the termination of its license and supply agreements with Baxter Healthcare Corporation (“Baxter”) for this product. In return for a release from its obligations under the agreements, in January of 2004 Baxter made a one-time payment to XOMA of $10.0 million. Going forward, Baxter will have no involvement with the product.

XOMA has previously tested NEUPREX® in clinical trials for several infectious and inflammatory conditions including meningococcemia and is evaluating future options for developing the product in multiple indications, including seeking a pharmaceutical partner.

BPI compounds for retinal disorders.    Results of in vitro and in vivo studies conducted by Joslin Diabetes Center at Harvard University (“Joslin”), presented in April of 2001 and published in February of 2002, show that compounds derived from BPI inhibit the function of multiple growth factors involved in blood vessel formation and angiogenesis in the retina while sparing key retinal cells (pericytes). These data suggest that these compounds may have potential for treating retinal disorders. XOMA is conducting further research together with Joslin.

•	ING-1 is a Human Engineered™ monoclonal antibody developed by XOMA to specifically target tumor cells in adenocarcinoma patients. ING-1 antibodies bind with high affinity to the Ep-CAM antigen and recruit host immune cells to kill the cancer cell. The ING-1 antibody has been Human Engineered™ to reduce potential immunogenicity in patients, while maintaining potent activity. XOMA has completed Phase I clinical studies of ING-1, testing both intravenous and subcutaneous formulations in patients with advanced or refractory adenocarcinomas, and the product is available for licensing.

Below is a summary of certain proprietary technologies used by XOMA and available for licensing to other companies:

•	Bacterial Cell Expression. Genetically engineered bacteria can be the appropriate choice for recombinant expression of target proteins for biopharmaceutical research and development. Reasons include the relative simplicity of gene expression in bacteria as well as many years of experience culturing such species as E. coli in laboratories and manufacturing facilities. In support of XOMA’s own biopharmaceutical development efforts, company scientists have developed efficient and cost-effective bacterial expression technologies for producing antibodies and other recombinant protein products.

XOMA has granted more than 30 licenses to biotechnology and pharmaceutical companies to use its patented and proprietary technologies relating to bacterial expression of recombinant pharmaceutical products. Bacterial antibody expression is an enabling technology for the discovery and selection, as well as the development and manufacture, of recombinant protein pharmaceuticals, including diagnostic and therapeutic antibodies for commercial purposes. Bacterial antibody expression is also a key technology used in multiple systems for high-throughput screening of antibody domains. Expression of antibodies by phage display technology, for example, depends upon the expression and secretion of antibody domains from bacteria as properly folded, functional proteins.

Current licensees include but are not limited to the following companies:

Affymax, Inc.	Centocor, Inc	Micromet AG

Alexion Pharmaceuticals, Inc.	Crucell Holland B.V.	MorphoSys AG

Applied Molecular Evolution, Inc. (AME)	Diversa Corporation	Pasteur Merieux Serum and Vaccines

Avecia, Limited	Dompe, s.p.a.	Pharmacia & Upjohn AB

Aventis Pharma Deutschland GmbH (Hoechst)	Dyax Corp.	Syrrx, Inc.

Biogen, Inc.	Eli Lilly and Company	Viventia Biotech, Inc.

BioInvent International AB	Enzon, Inc.	Xenova Group PLC

Biosite Incorporated	Genentech, Inc.	Xerion Pharmaceuticals AG

Cambridge Antibody Technology Limited	ICOS Corporation	ZymoGenetics, Inc

Celltech Therapeutics, Ltd	Invitrogen Corporation

These licenses can sometimes be associated with broader collaboration agreements. For example, in December of 2003, XOMA and Diversa Corporation (“Diversa”) entered into a licensing and product development agreement. Under the terms of the agreement, Diversa will receive a license to use XOMA’s antibody expression technology for developing antibody products independently and with collaborators, and an option to a license for the production of antibodies under the XOMA patents. XOMA will receive a license fee and potential future milestone and royalty payments. Under the terms of the development portion of the agreement, XOMA and Diversa will combine their respective capabilities to discover and develop antibodies. Diversa will receive research funding and is entitled to receive milestones and royalties on any drugs developed under this portion of the agreement.

Human Engineering™ is a proprietary technology that allows modification of any non-human monoclonal antibody to reduce or eliminate detectable immunogenicity in humans. The technology uses a unique algorithm developed at XOMA, based on analysis of the conserved structure-function relationships among antibodies. The method defines which residues in a non-human variable region are candidates to be modified. The result is a Human Engineered™ antibody generated in a reduced amount of time, with preserved antigen binding, structure and function, and eliminated or greatly reduced immunogenicity.

Financial and Legal Arrangements of Product Collaborations

Genentech

In April of 1996, XOMA and Genentech entered into an agreement whereby XOMA agreed to co-develop Genentech’s humanized monoclonal antibody product RAPTIVA™. Under the terms of the agreement XOMA will receive 25% of U.S. operating profits or losses from RAPTIVA™ in all indications. Up until the first FDA approval, Genentech financed XOMA’s share of development costs via convertible subordinated loans. Under the loan agreement, upon the FDA approval of the product, which occurred October 27, 2003, the Company elected to defer repayment of approximately $40.0 million as an offset against the Company’s future proceeds from its 25% share of U.S. operating profits on the product. On December 22, 2003, the Company issued 2,959 convertible preference shares to Genentech to repay the remaining outstanding balance of the development loan of $29.6 million. An additional debt facility was established to finance XOMA’s share of U.S. commercialization costs prior to FDA approval. Under the terms of the agreement, the outstanding balance under the commercial loan of $3.0 million related to 2002 commercialization costs was repaid in cash on January 23, 2004. The remaining balance of $10.3 million, which relates to 2003 commercialization costs, must be repaid by April 30, 2004. XOMA granted Genentech a security interest in the Company’s profit share on RAPTIVA™ as collateral against any unpaid past due amounts of these loans.

The initial focus of the collaboration agreement was to develop RAPTIVA™ to treat psoriasis and prevent or decrease the rejection of organ transplants. XOMA completed a Phase II efficacy study in Canada in psoriasis patients in late 1998, subsequently received a $2.0 million milestone payment from Genentech, and agreed with Genentech to continue collaborative development of the product in psoriasis and to expand the program to include all indications for the product. XOMA has an option to co-promote the product in the United States.

Genentech has granted Serono S. A. exclusive marketing rights to RAPTIVA™ outside the U.S. and Japan. In February of 2003, Serono announced the filing of an application for European Union marketing approval of RAPTIVA™ in moderate-to-severe plaque psoriasis. XOMA is entitled to a royalty from Genentech on sales of RAPTIVA™ outside the United States.

Either party may terminate the agreement upon a breach of a material obligation by the other party. Upon termination, XOMA may be paid a royalty on all worldwide sales or have a percentage of its development costs reimbursed by Genentech. Whether the royalty will be paid, and at what rate, or the costs reimbursed will depend on which party terminates the agreement and at what point in the approval process such termination occurs.

Millennium

In November of 2001, XOMA and Millennium announced an agreement in which they would collaborate to develop two of Millennium’s biotherapeutic agents, MLN2222 (also known as CAB2) and MLN2201, for certain vascular inflammation indications. In October of 2003, the Company announced the discontinuation of development of MLN2201. XOMA and Millennium are continuing with the development of MLN2222, a complement inhibitor for coronary artery bypass graft surgery, targeting vascular inflammation associated with such surgery. On December 18, 2003 the Company announced the initiation of a Phase I clinical trial for MLN2222. This trial is the first of two planned Phase I trials that will evaluate the safety, tolerability, pharmacokinetic and pharmacodynamic properties of MLN2222.

Under the terms of the amended agreement, XOMA will be responsible for development activities and related costs through the completion of Phase II trials for MLN2222. XOMA will make future payments to Millennium upon achievement of certain clinical milestones. After successful completion of Phase II, Millennium will have the right to commercialize the products and XOMA will have the option to choose between further participation in the development program and eventual profit sharing, or alternatively being entitled to future royalty and milestone payments.

In October of 2003, the Company announced the discontinuation of development of MLN2201, based on preliminary data from a Phase I study that did not meet predefined criteria necessary to support further product development efforts. Under the terms of the amended investment agreement and as a result of the termination of the MLN2201 development program, the remaining funding amounts were reduced by 40% from a total of $33.5 million to a total of $20.1 million as of October 2003. Under the terms of the development agreement, the Company has no future obligations to make milestone payments to Millennium for MLN2201.

In the first quarter of 2004, the Company announced the amendment of certain terms of the investment agreement with Millennium. The key elements of the revised investment agreement include an extension of the maturity date of the $5.0 million outstanding convertible debt to April 15, 2004 (or the third business day after the date the related registration statement is declared effective, if later), and a re-scheduling of the Company’s decision points regarding whether to sell the remaining $14.7 million worth of common shares from option dates through May of 2004, to four option dates through March of 2005, at each of which XOMA may issue up to $3,675,000 worth of common shares. In November of 2003, the Company exercised an option to sell 763,719 shares to Millennium for gross proceeds of $5.4 million or $7.07 per share. In June of 2003, the Company exercised an option to sell 608,766 shares to Millennium for gross proceeds of $4.0 million or $6.57 per share.

Either party has the right to terminate upon the breach of a material obligation by the other party. Under certain circumstances, if XOMA fails to reach certain diligence milestones, Millennium has the right to terminate the agreement. In addition, any material breach by XOMA under the investment agreement, including with respect to Millennium’s registration rights, will give Millennium the right to terminate. The agreements remain in effect until terminated.

Alexion

In December of 2003, XOMA entered into a collaboration agreement with Alexion to jointly develop and commercialize a rationally designed TPO mimetic antibody to treat chemotherapy-induced thrombocytopenia. Thrombocytopenia is an abnormal blood condition in which the number of platelets is reduced, potentially leading to bleeding complications. Under the terms of the agreement, Alexion and XOMA will share development and commercialization expenses, including preclinical development, manufacturing, and marketing costs world-wide, as well as revenues, generally on a 70-30 basis, with Alexion retaining the larger portion. Alexion received a payment tied to initiation of the collaboration and may receive a payment tied to achievement of a regulatory milestone. XOMA will be entitled to royalty payments and milestones related to its bacterial expression technology. The collaboration will initially focus on preclinical, process development and scale-up work, with initial clinical testing anticipated in 2005.

Chiron

In March of 2004, the Company announced an exclusive multi-product collaboration agreement with Chiron Corporation (“Chiron”) for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the agreement, the companies will share costs and profits on a 70-30 basis, with XOMA’s share being 30%. XOMA receives an initial payment of $10 million and a loan facility of up to $50 million to fund up to 75% of its share of development expenses. Chiron’s profit share is subject to a limited upward adjustment, which in turn may be reduced if XOMA achieves certain milestones or if Chiron elects to extend the program.

Onyx

In January of 2001, the Company entered into a strategic process development and manufacturing agreement with Onyx Pharmaceuticals, Inc. The initial term was five years, with options to extend for additional periods. Under the terms of the agreement, Onyx was obliged to pay to XOMA an initial payment as well as payments for development work and material produced, and payments upon achieving key milestones. In June of 2003, Onyx announced that it was discontinuing its therapeutic virus program to focus its resources on its BAY 43-9006 anticancer compound. On June 23, 2003, Onyx notified XOMA of its intention to terminate the Company’s related process development and manufacturing agreement effective 120 days from the date of notification. Onyx paid $0.5 million as a facility fee plus

$1.0 million as a termination fee in the fourth quarter of 2003 and, in accordance with the Company’s revenue recognition policy, these amounts were recognized as revenue because the Company’s service commitments were completed. Additionally, the Company accelerated the amortization of $1.0 million remaining in deferred revenue over the 120-day notification period.

Baxter

In January of 2000, XOMA entered into license and supply agreements with the Hyland Immuno division of Baxter for NEUPREX® for treatment of meningococcemia and substantially all future antibacterial and anti-endotoxin human clinical indications. In July of 2003, the Company and Baxter terminated the license and supply agreements for the NEUPREX® product. Baxter agreed to make a one-time termination payment of $10.0 million to the Company. Until the payment was made, Baxter continued to reimburse the Company for a portion of certain development expenses incurred by XOMA. The Company recognized the $10.0 million termination fee as revenue in the third quarter of 2003 and wrote-off, as research and development expense, $1.3 million related to NEUPREX® inventory on hand at the termination date. The $10.0 million termination payment was received in January of 2004.

Other Products

XOMA is seeking development and marketing partners for additional products in the Company’s pipeline. No assurance can be given regarding the timing or likelihood of future collaborative arrangements or of product licensure.

The Company is also pursuing additional opportunities to further broaden its product pipeline through product development collaborations with other pharmaceutical and biotechnology companies.

Competition

The biotechnology and pharmaceutical industries are subject to continuous and substantial technological change. Competition in the areas of recombinant DNA-based and antibody-based technologies is intense and expected to increase as new technologies emerge and established biotechnology firms and large chemical and pharmaceutical companies continue to advance in the field. A number of these large pharmaceutical and chemical companies have enhanced their capabilities by entering into arrangements with or acquiring biotechnology companies or entering into business combinations with other large pharmaceutical companies. Many of these companies have significantly greater financial resources, larger research and development and marketing staffs and larger production facilities than those of XOMA. Moreover, certain of these companies have extensive experience in undertaking preclinical testing and human clinical trials. These factors may enable other companies to develop products and processes competitive with or superior to those of the Company. In addition, a significant amount of research in biotechnology is being carried out in universities and other non-profit research organizations. These entities are becoming increasingly interested in the commercial value of their work and may become more aggressive in seeking patent protection and licensing arrangements. There can be no assurance that developments by others will not render the Company’s products or technologies obsolete or uncompetitive.

Without limiting the foregoing, we are aware that:

•	it has been announced that Amgen Inc. tested its rheumatoid arthritis and psoriatic arthritis drug, Enbrel®, in a Phase III clinical trial in patients with moderate-to-severe plaque psoriasis, meeting the primary endpoint and all secondary endpoints, that the primary and key secondary endpoints were met in a second Phase III trial, and that a filing for regulatory approval with the FDA for this medication was submitted in July of 2003;

•	Biogen Idec Inc. has been marketing in the U.S. since 2003 their product Amevive® to treat moderate-to-severe chronic plaque psoriasis in adult patients who are candidates for systemic therapy or phototherapy;

•	Centocor Inc., a unit of Johnson & Johnson, has announced that it has tested its rheumatoid arthritis and Crohn’s disease drug, Remicade®, in psoriasis showing clinical benefits and it has been announced that the drug has shown promising results in patients with psoriatic arthritis;

•	Abbott Laboratories has presented data from a Phase II psoriasis trial showing clinical benefits and has announced the commencement of a Phase III psoriatic arthritis trial of its rheumatoid arthritis drug Humira™;

•	MedImmune, Inc. has completed enrollment in three Phase II trials to evaluate its anti-T cell monoclonal antibody in psoriasis; and

•	other companies, including Tularik Inc., are developing monoclonal antibody or other products for treatment of inflammatory skin disorders.

A number of companies are developing monoclonal antibodies targeting cancers, which may prove more effective than the ING-1 antibody.

It is possible that one or more other companies may be developing one or more products based on the same human protein as our NEUPREX® product, and these product(s) may prove to be more effective than NEUPREX® or receive regulatory approval prior to NEUPREX® or any BPI-derived product developed by XOMA.

Currently, there are at least two companies developing topical peptide treatments for acne which may compete with XMP.629. Micrologix Biotech, Inc. is developing MBI 594AN, a topical peptide that has completed a Phase IIB trial for the treatment of acne, and Helix Biomedix, Inc. is developing several peptide compounds.

Regulatory

XOMA’s products are subject to comprehensive preclinical and clinical testing requirements and to approval processes by the FDA and by similar authorities in other countries. The Company’s products are primarily regulated on a product-by-product basis under the U.S. Food, Drug and Cosmetic Act and Section 351(a) of the Public Health Service Act. Most of the Company’s human therapeutic products are or will be classified as biologic products. Approval of a biologic for commercialization requires licensure of the product and the manufacturing facilities. The review of therapeutic biologic products has been transferred within the FDA from the Center for Biologics Evaluation and Research to the Center for Drug Evaluation and Research, the body that reviews drug products. Because implementation of this plan may not be complete, the Company does not know when or how this change will affect it.

The FDA regulatory process is carried out in several phases. Prior to beginning human clinical testing of a proposed new biologic product, an IND is filed with the FDA. This document contains scientific information on the proposed product, including results of testing of the product in animal and laboratory models. Also included is information on manufacture of the product and studies on toxicity in animals, and a clinical protocol outlining the initial investigation in humans.

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

Following completion of clinical trials, a Biologics License Application (“BLA”) is submitted to the FDA to request marketing approval. Internal FDA committees are formed which evaluate the application, including scientific background information, animal and laboratory efficacy studies, toxicology, manufacturing facility and clinical data. During the review process, a dialogue between the FDA and the applicant is established in which FDA questions are raised and additional information is submitted. During the final stages of the approval process, the FDA generally requests presentation of clinical or other data before an FDA advisory committee, at which point, some or all of such data may become available.

Also, during the later stages of review, the FDA conducts an inspection of the manufacturing facility to establish the product is made in conformity with good manufacturing practice (“GMP”). If all outstanding issues are satisfactorily resolved and labeling established, the FDA issues a license for the product and for the manufacturing facility, thereby authorizing commercial distribution.

The FDA has substantial discretion in both the product approval process and the manufacturing approval process, and it is not possible to predict at what point, or whether, the FDA will be satisfied with the Company’s submissions or whether the FDA will raise questions which may delay or preclude product approval or manufacturing facility approval. As additional clinical data is accumulated, it will be submitted to the FDA and may have a material impact on the FDA product approval process. Given that regulatory review is an interactive and continuous process, the Company has adopted a policy of limiting announcements and comments upon the specific details of the ongoing regulatory review of its products, subject to its obligations under the securities laws, until definitive action is taken. There can be no assurance any of the products under development by the Company will be developed successfully, obtain the requisite regulatory approval or be successfully manufactured or marketed.

In Europe, most of the Company’s human therapeutic products are or will be classified as biologic and would be subject to a single European registration through a centralized procedure. The assessment of the Marketing Authorization Application is carried out by a rapporteur and co-rapporteur appointed by the Committee for Proprietary Medicinal Products (“CPMP”), which is the expert scientific committee of the European Medicines Evaluation Agency (“EMEA”).

The rapporteur and co-rapporteur are drawn from the CPMP membership representing member states of the European Union. They liaise with the applicant on behalf of the CPMP in an effort to provide answers to queries raised by the CPMP. Their assessment report(s) is circulated to and considered by the full CPMP membership, leading to the production ultimately of a CPMP opinion which is transmitted to the applicant and Commission. The final decision on an application is issued by the Commission. When a positive decision is reached, a Marketing Authorization, or “MA,” will be issued. Once approval is granted, the product can be marketed under the single European MA in all member states of the European Union. Consistent with the single MA, the labeling for Europe is identical throughout all member states except that all labeling must be translated into the local language of the country of intended importation and in relation to the content of the so called “blue box” on the outer packaging in which locally required information may be inserted. There can be no assurance any of the products under development by the Company will be developed successfully, obtain the requisite regulatory approval or be successfully manufactured or marketed.

Patents and Trade Secrets

As a result of its ongoing activities, the Company holds and is in the process of applying for a number of patents in the United States and abroad to protect its products and important processes. The Company also has obtained or has the right to obtain exclusive licenses to certain patents and applications filed by others. However, the patent position of biotechnology companies generally is highly uncertain and no consistent policy regarding the breadth of allowed claims has emerged from the actions of the U.S. Patent and Trademark Office (the “Patent Office”) with respect to biotechnology patents. Accordingly, no assurance can be given the Company’s patents will afford protection against competitors with similar technologies, or others will not obtain patents claiming aspects similar to those covered by the Company’s patent applications.

During the period from September of 1994 to December of 2003, the Patent Office issued 71 patents to the Company related to its BPI-related products, including novel compositions, their manufacture, formulation, assay and use. The Company has more than 20 pending patent applications worldwide related to its BPI-related products. Numerous foreign patents have been granted which, along with additional pending foreign patent applications, correspond to the patents issued in the U.S.

The Company is the exclusive licensee of BPI-related patents and applications owned by New York University (“NYU”). These include seven issued U.S. patents directed to novel BPI-related protein and DNA compositions, as well as their production and uses. U.S. Patent Nos. 5,198,541 and 5,641,874, issued to NYU, relate to the recombinant production of BPI. The Company believes these patents have substantial value because they cover certain production methodologies that allow production of commercial-scale quantities of BPI for human use. In addition, the European Patent Office granted to NYU, EP 375724, with claims to N-terminal BPI fragments and their use, alone or in conjunction with antibiotics, for the treatment of conditions associated with bacterial infections.

Between 1992 and 2003, eight patents related to BPI were issued to Incyte Genomics, Inc. (“Incyte”) by the Patent Office directed to endotoxin-associated uses of BPI, uses of BPI with polymannuronic acid, and LBP-BPI proteins. Effective as of July of 1998, XOMA is the exclusive licensee of BPI-related patents and applications owned by Incyte, including these eight U.S. patents, one granted European patent and pending applications worldwide.

From January of 1996 to December of 2003, XOMA was issued 10 patents directed to its LBP-related assays and products, including diagnostic and prognostic methods for measuring LBP levels in humans. XOMA has also acquired from Johnson & Johnson an exclusive sublicense to their LBP-related portfolio, including six U.S. patents issued to the discoverers of LBP, Drs. Richard Ulevitch and Peter Tobias, at the Scripps Research Institute in San Diego.

During the period from July of 1991 to December of 2003, the Patent Office issued nine patents to the Company related to its bacterial expression technology, including claims to novel promoter sequences, secretion signal sequences, compositions and methods for expression and secretion of recombinant proteins from bacteria, including immunoglobulin gene products. U.S. Patent No. 5,028,530, issued to the Company, is directed to expression vehicles containing an araB promoter, host cells and processes for regulated expression of recombinant proteins. U.S. Patent Nos. 5,576,195 and 5,846,818 are related to DNA encoding a pectate lyase signal sequence, recombinant vectors, host cells and methods for production and externalization of recombinant proteins. U.S. Patent Nos. 5,595,898, 5,698,435 and 5,618,920 address secretable immunoglobulin chains, DNA encoding the chains and methods for their recombinant production. U.S. Patent Nos. 5,693,493, 5,698,417 and 6,204,023 relate to methods for recombinant production/secretion of functional immunoglobulin molecules. Numerous foreign patents have been granted which, along with additional pending foreign patent applications, correspond to the patents issued and allowed in the U.S.

If certain patents issued to others are upheld or if certain patent applications filed by others issue and are upheld, the Company may require certain licenses from others in order to develop and commercialize certain potential products incorporating the Company’s technology. There can be no assurance that such licenses, if required, will be available on acceptable terms.

Research and License Agreements

XOMA has contracted with a number of academic and institutional collaborators to conduct research and development activities. Under these agreements the Company generally funds either the research and development or evaluation of products, technologies or both, will own or obtain exclusive licenses to products or technologies developed, and may pay royalties on sales of products covered by certain licenses. The rates and durations of such royalty payments vary by product and institution, and range generally for periods from five years to indefinite duration. Aggregate expenses incurred by the Company under all of its research agreements were negligible for each of 2003, 2002 and 2001. The Company has entered into certain license agreements with respect to the following products:

•

In August of 1990, XOMA entered into a research collaboration and license agreement with NYU whereby XOMA obtained an exclusive license to patent rights for DNA materials and genetic engineering methods for the production of BPI and fragments thereof. BPI is part of the body’s natural defense system against infection and XOMA is investigating the use of products based on BPI for various indications. XOMA has obtained an exclusive, worldwide license for the development, manufacture, sale and use of BPI products for all therapeutic and diagnostic uses, and it has paid a license fee and will make milestone payments and pay royalties to NYU on the sale of such products. The license becomes fully paid upon the later of the expiration of the relevant patents or fifteen years after the first commercial sale, subject to NYU’s right to terminate for certain events of default.

Each party has the right to terminate the agreement upon a material breach by the other party of its performance of its obligations under the agreement, subject to customary cure periods. Upon termination of the agreement prior to the expiration of the relevant patents, all rights in and to NYU’s intellectual property revert to NYU.

•	In July of 1998, XOMA entered into a license agreement with Incyte whereby XOMA obtained an exclusive (even as to Incyte), freely sublicenseable, worldwide license to all of Incyte’s patent rights relating to BPI. XOMA will pay Incyte a royalty on sales of BPI products covered by the license, up to a maximum of $11.5 million, and made a $1.5 million advance royalty payment, one-half in cash and one-half in XOMA common shares. XOMA also issued warrants to Incyte to purchase 250,000 XOMA common shares at $6.00 per share. As of December 31, 2003, 125,000 of these warrants remain outstanding. Due to offsets against other royalties, XOMA may not ultimately incur increased total BPI royalty payments as a result of this license.

The agreement expires in July of 2008 unless, on or prior to such date, the license granted therein becomes fully paid up in accordance with its terms. Incyte has the right to terminate the agreement (subject to a customary cure period) upon a breach by XOMA of any of its material obligations under the agreement.

International Operations

The Company believes that, because the pharmaceutical industry is global in nature, international activities will be a significant part of the Company’s future business activities and that, when and if it is able to generate income, a substantial portion of that income will be derived from product sales and other activities outside the United States.

A number of risks are inherent in international operations. Foreign regulatory agencies often establish standards different from those in the United States, and an inability to obtain foreign regulatory approvals on a timely basis could have an adverse effect on the Company’s international business and its financial condition and results of operations. International operations may be limited or disrupted by the imposition of government controls, export license requirements, political or economic instability, trade restrictions, changes in tariffs, restrictions on repatriating profits, taxation, or difficulties in staffing and managing international operations. In addition, the Company’s business, financial condition and results of operations may be adversely affected by fluctuations in currency exchange rates. There can be no assurance that the Company will be able to successfully operate in any foreign market.

The Company was incorporated in Delaware in 1981 and became a Bermuda company effective December 31, 1998 when it completed a shareholder-approved corporate reorganization, changing its legal domicile from Delaware to Bermuda and its name to XOMA Ltd. When referring to a time or period before December 31, 1998, or when the context so requires, the terms “Company” and “XOMA” refer to XOMA Corporation, a Delaware corporation and the predecessor of XOMA Ltd.

Employees

As of December 31, 2003, XOMA employed 226 non-unionized full-time employees at its California facilities, principally in Berkeley, California, and one employee in Ireland. The Company’s employees are engaged in clinical, process development and manufacturing, quality assurance and control, research and product development activities, and in executive, finance and administrative positions. The Company considers its employee relations to be excellent.

Available Information

The following information can be found on our website at http://www.xoma.com or can be obtained free of charge by contacting our Investor Relations Department at 800-246-9662 or by sending an e-mail message to investorrelations@xoma.com:

•	our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission;

•	our policies related to corporate governance, including our Code of Ethics applying to our directors, officers and employees (including our principal executive officer, and principal financial and accounting officer) that we have adopted to meet the requirements set forth in the rules and regulations of the U.S. Securities and Exchange Commission, and our corporate governance principles, and

•	the charters of the Audit, Compensation and Nominating & Governance Committees of our Board of Directors.

We intend to satisfy the applicable disclosure requirements regarding amendments to, or waivers from, provisions of our Code of Ethics by posting such information on our website.

Item 2.    Properties

XOMA’s development and manufacturing facilities are located in Berkeley, California. The Company leases approximately 113,000 square feet of space including approximately 35,000 square feet of research and development laboratories, 48,000 square feet of production and production support facilities and 30,000 square feet of office space. Separately, a 17,000 square foot technology development and pilot facility is owned by XOMA.

In 2004, XOMA is producing the rBPI21, MLN2222 and the TPO mimetic antibody products and has produced RAPTIVA™ and ING-1 for clinical trial and other testing needs at its Berkeley manufacturing facilities, pursuant to a drug manufacturing license obtained from the State of California. The Company bases its manufacturing capability on recombinant DNA technology, which can produce therapeutic products from either mammalian or microbial cells. XOMA has established two 500-liter and three 2,750-liter fermentation trains with associated isolation and purification systems. XOMA does its own formulation and has the capacity to do its own small-scale filling, but normally contracts with third parties for final sterile filling and finishing.

The principal executive offices of XOMA are located at 2910 Seventh Street, Berkeley, California 94710 U.S.A. (telephone 510-204-7200).

Item 3.    Legal Proceedings

In July of 2003, a complaint was filed in the General Court of Justice, Superior Court Division, Orange County, North Carolina, in a lawsuit captioned Hamlet v. Genentech, Inc., et al., No. 03 CVS 1161, and was subsequently amended, by a participant in one of the Phase III clinical trials of RAPTIVA™. The complaint asserts claims for alleged negligence, breach of fiduciary duty, fraud, misrepresentation and medical negligence against the plaintiff’s treating physician, the physician’s medical practice, Genentech, XOMA, the institutional review board responsible for the trial and the contract research organization retained to conduct the trial. The complaint seeks unspecified compensatory damages alleged to be in excess of $10,000.00. As set forth in the complaint, the plaintiff was initially in the placebo group of this trial; he did not receive RAPTIVA™ during this time, and his claims are based on his failure to receive his indicated treatment, not his receipt of RAPTIVA™. Although this case is at an early stage, XOMA believes the claims against it to be without merit and intends to vigorously defend against them. XOMA has filed a motion to dismiss all claims against it, and discovery has not yet commenced.

Item 4.    Submission Of Matters To A Vote Of Security Holders

No matters were brought to a vote of XOMA’s shareholders in the quarter ended December 31, 2003.

Executive Officers of the Company

The executive officers of the Company and their respective ages (as of December 31, 2003) and positions with the Company are as follows:

Name	Age	Title
John L. Castello	67	Chairman of the Board, President and Chief Executive Officer

Patrick J. Scannon, M.D., Ph.D.	56	Senior Vice President, Chief Scientific and Medical Officer and Director

Clarence L. Dellio	57	Senior Vice President, Chief Operating Officer

Peter B. Davis	57	Vice President, Finance and Chief Financial Officer

Christopher J. Margolin, Esq.	57	Vice President, General Counsel and Secretary

The Board of Directors elects all officers annually. There is no family relationship between or among any of the officers or directors.

Business Experience

Mr. Castello became Chairman of the Board, President and Chief Executive Officer in March of 1993. From April of 1992 to March of 1993, Mr. Castello was President, Chief Executive Officer and a director. Mr. Castello was President and Chief Operating Officer of the Ares Serono Group from 1988 to 1991 and prior to that was President of the Serono Diagnostics Division from 1986 to 1988. Ares Serono is known in the United States for fertility drugs, and it is also the manufacturer of a bioengineered human growth hormone which is marketed primarily outside of the United States. Mr. Castello previously held senior management positions at Amersham International PLC and Abbott Laboratories. Mr. Castello is also a director of Cholestech Corporation, which is engaged in the business of developing products for the diagnostic measurement of cholesterol and other blood components.

Dr. Scannon is one of the founders of the Company and has served as a director since its formation. Dr. Scannon became Chief Scientific and Medical Officer in March of 1993. He served as President of the Company from its formation until April of 1992 and as Vice Chairman, Scientific and Medical Affairs from April of 1992 to March of 1993. From 1998 until 2001, Dr. Scannon served as a director of NanoLogics, Inc., a software company. From

1979 until 1981, Dr. Scannon was a clinical research scientist at the Letterman Army Institute of Research in San Francisco. A Board-certified internist, Dr. Scannon holds a Ph.D. in organic chemistry from the University of California, Berkeley, and an M.D. from the Medical College of Georgia.

Clarence L. Dellio is Senior Vice President and Chief Operating Officer of the Company. Mr. Dellio joined the Company in 1984 as Vice President with responsibility for finance, manufacturing and administration. He became Senior Vice President, Operations in 1990 and Senior Vice President and Chief Operating Officer in October of 2002. Mr. Dellio was with Becton Dickinson & Company for 11 years prior to joining the Company, holding the positions of Vice President of Manufacturing, Director of Planning, and Division Controller of the BBL Microbiology Systems.

Peter B. Davis is Vice President, Finance and Chief Financial Officer of the Company. Before joining the Company in 1994, he was Vice President Financial Operations for the Ares-Serono Group. Previously, he was Chief Financial Officer of Akzo America Inc., where he was instrumental in structuring and negotiating acquisitions and joint ventures. He has also held executive financial positions with Stauffer Chemical Company and PepsiCo, Inc.

Christopher J. Margolin is Vice President, General Counsel and Secretary of the Company. Prior to joining the Company in 1991, Mr. Margolin was a corporate attorney holding several different executive legal positions for Raychem Corporation, an international high technology company, for 11 years. From 1975 to 1980, he was a division counsel for TRW Inc. and from 1972 to 1975, he was an associate at the law firm of McCutchen, Black, Verleger and Shea in Los Angeles.

PART II

Item 5.    Market For Registrant’s Common Equity And Related Shareholder Matters

The Company’s common shares trade on the Nasdaq National Market under the symbol “XOMA”. The following table sets forth the quarterly range of high and low reported sale prices of the Company’s common shares on the Nasdaq National Market for the periods indicated.

	Price Range
	High	Low
2003:
First Quarter	$4.60	$2.84
Second Quarter	8.00	3.79
Third Quarter	10.70	5.04
Fourth Quarter	8.25	5.85
2002:
First Quarter	$12.19	$7.51
Second Quarter	8.51	3.00
Third Quarter	7.20	3.25
Fourth Quarter	6.25	3.80

On February 28, 2004, there were approximately 3,025 shareholders of record of our common shares, one of which is Cede & Co., a nominee for Depository Trust Company (or DTC). All of the common shares held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one shareholder.

The Company has not paid dividends on its common shares. The Company currently intends to retain any earnings for use in the development and expansion of its business. The Company, therefore, does not anticipate paying cash dividends on its common shares in the foreseeable future (see Note 7 to the Consolidated Financial Statements, “Share Capital”).

In the first quarter of 2004, the Company announced the amendment of certain terms of the November of 2001 investment agreement with Millennium. The key elements of the revised investment agreement include an extension of the maturity date of the $5.0 million outstanding convertible debt to April 15, 2004 (or the third business day after the date the related registration statement is declared effective, if later), and a re-scheduling of the Company’s decision points regarding whether to sell the remaining $14.7 million worth of common shares from option dates through May of 2004, to four option dates through March of 2005, at each of which XOMA may issue up to $3,675,000 worth of common shares. In November of 2003, the Company exercised an option to sell 763,719 shares to Millennium for gross proceeds of $5.4 million or $7.07 per share. In June of 2003, the Company exercised an option to sell 608,766 shares to Millennium for gross proceeds of $4.0 million or $6.57 per share. In December of 2002, XOMA issued approximately 1,443,000 shares to Millennium for gross proceeds of approximately $7.5 million or $5.20 per share. These sales of common shares to Millennium were exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

XOMA continues to use the net proceeds from the sale of common shares to Millennium principally for the development of MLN2222 for certain vascular inflammation indications pursuant to our collaboration agreement with Millennium. Pending application of the net proceeds as described above, the Company has invested the remaining net proceeds of the sale in short-term, investment-grade, interest-bearing securities.

In September of 2003, the Company sold 9,000,000 common shares at a price of $8.00 per share in an underwritten public offering. The Company received approximately $67.2 million of net proceeds during the third quarter of 2003. In October of 2003, the underwriters for the public offering exercised their option to purchase 1,350,000 common shares at $8.00 per share to cover over-allotments. The Company received $10.2 million in additional net cash proceeds. The proceeds are to be used for general corporate purposes.

In December of 2003, the Company issued 2,959 of Series B preferred shares to Genentech in repayment of the $29.6 million outstanding balance under the convertible subordinated debt agreement.

The section labeled “Equity Compensation Plan Information” appearing in the Company’s proxy statement for the 2004 annual general meeting of shareholders is incorporated herein by reference.

Item 6.    Selected Financial Data

The following table contains selected financial information including statement of operations and balance sheet data of XOMA for the years 1999 through 2003. The selected financial information has been derived from the audited consolidated financial statements of XOMA. The selected financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below. The data set forth below is not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data
Total revenues	$24,412	$29,949	$17,279	$6,659	$2,361
Total operating cost and expenses (1)	81,950	62,026	44,610	36,075	47,534
Other income (expense), net	(1,115)	(1,170)	(709)	4	(606)
Net loss	$(58,653)	$(33,247)	$(28,040)	$(29,412)	$(45,779)
Net loss per common share	$(0.78)	$(0.47)	$(0.41)	$(0.45)	$(0.87)

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$84,812	$36,262	$67,320	$35,043	$18,539
Restricted cash	—	1,500	—	—	—
Total assets	118,850	71,782	86,107	45,212	28,312
Long-term liabilities	40,178	63,016	50,980	39,488	34,724
Redeemable convertible preferred shares	29,590	—	—	—	—
Accumulated deficit	(599,529)	(540,876)	(507,629)	(479,589)	(450,177)
Total shareholders’ equity (net capital deficiency)	48,214	(11,365)	13,619	(8,590)	(16,846)

(1)	In 2002 and 2001, includes approximately $7.0 million and $1.9 million, respectively, in legal expenses related to our litigation with Biosite Incorporated and certain shareholder litigation. The litigation matters to which these expenses related were settled or otherwise resolved in 2002.

Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002.

	Consolidated Statement of Operations Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2003
Total revenues	$3,164	$2,361	$12,632	$6,255
Total operating costs and expenses	15,887	18,200	22,199	25,664
Other income (expense), net	(371)	(221)	(283)	(240)

Net loss	$(13,094)	$(16,060)	$(9,850)	$(19,649)

Net loss per common share	$(0.18)	$(0.22)	$(0.13)	$(0.24)

2002
Total revenues	$9,222	$4,724	$4,233	$11,770
Total operating costs and expenses	14,784	14,608	16,117	16,517
Other income (expense), net	(377)	(261)	(378)	(154)

Net loss	$(5,939)	$(10,145)	$(12,262)	$(4,901)

Net loss per common share	$(0.08)	$(0.14)	$(0.17)	$(0.07)

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

XOMA is a biopharmaceutical company that develops and manufactures antibodies and other genetically-engineered protein products to treat immunological and inflammatory disorders, cancer, and infectious diseases.

In the near term, whether the Company can achieve profitability will be highly dependent on sales and expense levels from RAPTIVA™, which the Company has been developing under a collaboration agreement with Genentech. Genentech is responsible for the manufacturing, marketing and sales effort in support of this product and XOMA will share in the ultimate profits and losses from those sales. RAPTIVA™ was recently approved in the United States for treating patients suffering from moderate-to-severe plaque psoriasis, and is being tested as a treatment for additional indications. The Company is developing a number of products, both proprietary and under collaboration agreements with other companies, and may enter into additional development collaborations. XOMA’s objective in these development collaborations is to leverage its existing development infrastructure to broaden and strengthen its new product pipeline beyond what it can accomplish with proprietary products, thereby diversifying its development risk and gaining financial support from its collaboration partners.

The Company’s focus is on maximizing its opportunity for profits from RAPTIVA™, advancing the development of other proprietary and collaborative products in its pipeline, and conducting new product research and seeking additional collaborative agreements to further strengthen the product pipeline.

The Company incurred a net loss in each of the past three years and is expected to continue to operate at a loss until sufficient profits are generated from RAPTIVA™ or until it achieves additional regulatory approvals and commencement of commercial sales of additional products. The timing of additional approvals is uncertain, and there can be no assurance that approvals will be granted or that revenues from product sales will be sufficient to attain profitability.

Critical Accounting Policies And The Use Of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to terms of the research collaborations, investments, stock compension, impairment issues, the estimated useful life of assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue Recognition

Revenue is recognized when the related costs are incurred and the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the nature of the fee charged for products or services delivered and the collectibility of those fees.

We recognize revenue from license and collaboration arrangements, contract services, and to a lesser extent, product sales. Our revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

Research and Development Expenses

Research and development expenses consist of direct and research-related allocated overhead costs such as facilities costs, salaries and related personnel costs and material and supply costs. In addition, research and development expenses include costs related to clinical trials to validate our testing processes and procedures and related overhead expenses. Expenses resulting from clinical trials are recorded when incurred based in part on estimates as to the status of the various trials. From time to time, research and development expenses may include upfront fees and milestones paid to collaborative partners for the purchase of rights to in-process research and development. Such amounts are expensed as incurred. The timing of upfront fees and milestone payments in the future may cause variability in our future research and development expenses.

Results of Operations

Revenues

Total revenues in 2003 were $24.4 million, compared with $29.9 million in 2002 and $17.3 million in 2001.

License fee revenues in 2003 increased to $18.9 million from $16.9 million in 2002 and $4.8 million in 2001. These revenues include “up front” and milestone payments related to the outlicensing of XOMA’s products and technologies and other collaborative arrangements. The increase of $2.0 million in 2003 as compared to 2002 consisted primarily of the 2003 $10.0 million contract termination fee by Baxter related to the NEUPREX® product partially offset by the 2002 recognition of non-recurring licensing agreement fees from MorphoSys AG (“MorphoSys”) and Cambridge Antibody Technology Limited that did not involve continuing commitments by XOMA and which were partially or completely recognized as revenue in 2002 in accordance with our revenue recognition policy. The recognition of these fees is also primarily responsible for the $12.0 million increase in 2002 as compared to 2001. During the fourth quarter of 2002, we were notified by MorphoSys of its intention to exercise its option to pay the second installment totaling $4.0 million owed to XOMA under a license agreement with 363,466 of its ordinary shares, which number of shares was determined with reference to the market price of MorphoSys shares at the time of such notice (October 23, 2002). Through December 31, 2003, the Company sold all of the MorphoSys stock for net proceeds of $4.3 million, including a gain on the sale of the MorphoSys investment of $0.3 million which was recognized as other income. Certain of our license agreements involve continuing performance obligations by XOMA for services, and in these cases the related licensing payments received are recorded as deferred revenue and then recognized as revenue over the period of continuing performance obligation. The following table illustrates the activity in deferred revenue for the years ended December 31, 2003, 2002 and 2001 (in millions):

	2003	2002	2001
Beginning deferred revenue	$2.5	$6.5	$6.9
Payments received	0.2	1.5	4.3
Revenue recognized	(2.6)	(5.5)	(4.7)

Ending deferred revenue	$0.1	$2.5	$6.5

The entire $0.1 million balance in deferred revenue at December 31, 2003 is expected to be recognized as revenue in 2004. Future amounts may also be impacted by additional consideration received, if any, under existing or any future licensing or other collaborative arrangements.

Revenues from contract services were $5.4 million in 2003, as compared to $13.1 million in 2002 and $10.1 million in 2001. These revenues related primarily to service arrangements with Baxter and Onyx. Product sales revenues, related primarily to supplying

NEUPREX® product to Baxter for use in clinical and other testing, were zero in 2003 and 2002 compared with $2.4 million in 2001. We do not expect any future contract service revenues under these agreements based on the termination of the NEUPREX® service arrangements with Baxter and the discontinuation of the Onyx development and manufacturing agreements in 2003.

Revenues for the next several years will be largely determined by the timing and extent of our share of profits generated by Genentech’s sales of RAPTIVA™ in the United States, potential royalties on RAPTIVA™ sales outside of the United States and the establishment and nature of future outlicensing, collaboration and service arrangements.

Research and Development Expenses

In 2003, research and development expense increased to $57.5 million, compared with $42.6 million in 2002 and $35.9 million in 2001. The $14.9 million increase in 2003 as compared to 2002 reflected increased spending on RAPTIVA™, the Millennium collaboration products (MLN2201 and MLN2222), our proprietary XMP.629 peptide acne compound and new product research. This was partially offset by reduced spending on Onyx-015, NEUPREX® and ING-1. The $6.7 million increase in 2002 compared to 2001 primarily reflected increased spending related to our co-development agreement with Genentech for RAPTIVA™, our collaboration with Millennium for early stage research and development on MLN2222 and MLN2201 and XMP.629. The 2002 increase was partially offset by savings on NEUPREX® and on certain earlier stage development programs that were discontinued in the later part of 2001. Our research and development activities can be divided into earlier stage programs, which include molecular biology, process development, pilot-scale production and preclinical testing, and later stage programs, which include clinical testing, regulatory affairs and manufacturing clinical supplies. Using the current costing methods, the costs associated with these programs approximate the following (in millions):

	2003	2002	2001
Earlier stage programs	$34.1	$18.2	$14.0
Later stage programs	23.4	24.4	21.9

Total	$57.5	$42.6	$35.9

Our research and development activities can be divided into those related to our internal projects and those related to collaborative arrangements. The costs related to internal projects versus collaborative arrangements approximate the following (in millions):

	2003	2002	2001
Internal projects	$24.4	$17.9	$22.2
Collaborative arrangements	33.1	24.7	13.7

Total	$57.5	$42.6	$35.9

For 2003, 2002 and 2001, no single project accounted for more than 30% of our total research and development costs for that year.

The following table contains information regarding the products for which we are currently developing or which are available for licensing, including indications, FDA regulatory status and names of our collaborators, if any:

Program	Description	Indication	Status	Collaborator

RAPTIVA™ (Efalizumab)	Humanized anti-CD11a monoclonal antibody	Moderate-to-severe plaque psoriasis	Marketed in U.S.	Genentech

		Psoriatic arthritis	Phase II	Genentech

MLN2222 (also known as CAB2)	Recombinant fusion protein complement inhibitor	Cardiopulmonary bypass surgeries	Phase I	Millennium

TPO Mimetic	Humanized c-MPL agonistic antibody	Chemotherapy-induced thrombocytopenia	Preclinical	Alexion

NEUPREX® (Opebacan)	IV formulation of rBPI21, a modified recombinant fragment of bactericidal/permeability-increasing protein(rBPI21 )	Multiple anti-infective and anti-endotoxin indications	Phase II –III	Available for licensing

Other BPI-derived compounds	Topical BPI derived peptide - XMP.629	Acne	Phase II	In-house

	Anti-angiogenic compound - rBPI21	Retinal disorders	Preclinical	Available for licensing

ING-1	Human Engineered™ antibody to Ep-CAM	Adenocarcinomas	Phase I	Available for licensing

We currently anticipate that research and development spending will increase in 2004, due primarily to increase spending on the XMP.629 acne program, the TPO mimetic program with Alexion which was initiated in December of 2003 and new product research including the cancer program with Chiron which was announced in March of 2004. These increases will be partially offset by reduced spending on the Millennium collaboration with MLN2201 being discontinued, on RAPTIVA™ following its approval for moderate-to-severe plaque psoriasis in 2003 and on NEUPREX®. Future research and development spending may also be impacted by potential new licensing or collaboration arrangements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time. Generally speaking, biopharmaceutical development includes a series of steps, including in vitro and in vivo preclinical testing, and Phase I, II and III clinical studies in humans. Each of these steps is typically more expensive than the previous step, but actual timing and the cost to XOMA depend on the product being tested, the nature of the potential disease indication, and also on the terms of any collaborative arrangements with other companies. After successful conclusion of all of these steps, regulatory filings for approval to market the products must be completed, including approval of manufacturing processes and facilities for the product. Our research and development expenses currently include costs of personnel, supplies, facilities and equipment, consultants, patent expenses, and third party costs related to preclinical and clinical testing.

On October 27, 2003, the FDA approved RAPTIVA™ for the treatment of adults with chronic moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy. We have also initiated a separate Phase II study testing RAPTIVA™ in patients suffering from psoriatic arthritis. If this latter clinical trial is successful, one or more additional trials may be required before regulatory approval.

Millennium’s biotherapeutic agent, MLN2222, is being developed pursuant to a collaboration agreement with Millennium that was announced in November of 2001 to reduce complications associated with patients undergoing surgical procedures involving cardiopulmonary bypass. In December of 2003, we initiated Phase I testing for the product that will evaluate its safety, tolerability, pharmacokinetic and pharmacodynamic properties.

XMP.629 is a BPI-derived topical peptide compound targeting acne. XOMA completed two Phase I trials of XMP.629, in 2003, evaluating the safety, skin irritation, and pharmacokinetics. In January of 2004, we announced the initiation of Phase II clinical testing in patients with mild-to-moderate acne.

NEUPREX®, also known as rBPI21, is a genetically-engineered fragment of a particular human protein. On July 3, 2003, the Company and Baxter terminated the license and supply agreements for the NEUPREX® product. XOMA received a one-time termination payment of $10.0 million in January of 2004. Until such payment was made, Baxter continued to reimburse the Company for a portion of certain development expenses which were incurred.

ING-1 is a Human Engineered™ recombinant monoclonal antibody that binds with high affinity to an antigen expressed on epithelial cell cancers (breast, colorectal, prostate and others) and is designed to destroy cancer cells by recruiting the patient’s own immune system. In August of 2000, the Company filed an investigational new drug (“IND”) for testing ING-1 in a variety of adenocarcinomas. Phase I dosing and safety studies have been completed for intravenous and subcutaneous administration. XOMA plans to seek a partner for further development of this product.

In December of 2003, XOMA entered into a collaborative agreement with Alexion for the development and commercialization of a rationally designed TPO mimetic antibody to treat chemotherapy-induced thrombocytopenia. In 2004, the companies will focus on process development and preclinical activities.

XOMA was working under a process development and manufacturing agreement to support the development with Onyx Pharmaceuticals, Inc. of the ONYX-015 product. In June of 2003, Onyx announced it was discontinuing its therapeutic virus program to focus its resources on its BAY 43-9006 anticancer compound. In June of 2003 Onyx notified XOMA that they were terminating the product’s process development and manufacturing agreement.

Marketing, General and Administrative Expenses

In 2003, marketing, general and administrative expenses increased to $24.5 million compared with $19.4 million in 2002 and $8.7 million in 2001. The increase of $5.1 million in 2003 as compared to 2002 relates to increased spending for pre-launch activities for RAPTIVA™. This was partially offset by reduced legal expenses related to our litigation with Biosite Incorporated and certain shareholder litigation, which totaled approximately $7.0 million in 2002. The most significant component of the $10.7 million increase in 2002 as compared to 2001 was legal expenses related to litigation. The litigation matters to which these expenses related were settled or otherwise resolved in 2002. Spending in 2002 also increased for XOMA’s share of marketing expenses related to pre-launch activities for RAPTIVA™. Marketing, general and administrative expenses are expected to decrease in 2004, as RAPTIVA™ selling and marketing expenses incurred by Genentech will no longer be included in the category, and instead will be included in the profit (loss) share line item.

Total Operating Costs and expenses

Total operating expenses in 2004 are expected to increase due to increased research and development expenses partially offset by decreased general and administrative expenses. Beginning in 2004, the Company plans to report its RAPTIVA™ collaboration profit or loss as a single line item, which will include its share of Genentech’s United States operating profit or loss, royalty income on Genentech’s sales of RAPTIVA™ outside the United States and any research and development cost sharing adjustment to reflect the terms of its agreement with Genentech. If the quarterly collaboration activity results in a profit, XOMA’s portion will be included in total revenues; if the quarterly collaboration activity results in a loss, XOMA’s portion will be included in operating expenses. We currently anticipate that because of product launch costs, RAPTIVA™ will not be profitable in 2004. Research and development costs incurred directly by XOMA related to RAPTIVA™ will continue to be included in research and development expense.

Investment and Other Income

Investment income decreased in 2003 to $0.5 million, a $0.4 million decrease over 2002 and decreased by $1.1 million in 2002 compared with 2001, reflecting lower average cash investment balances and lower interest rates.

Interest and Other Expense

Interest expense decreased by $0.2 million in 2003 as compared to 2002 and decreased by $0.5 million in 2002 compared with 2001. Interest expense for all three years primarily consisted of interest on the convertible notes due to Genentech and Millennium. This decrease in 2003 versus 2002 and 2002 versus 2001 was due to lower interest rates offset, in part, by higher loan balances.

Income Taxes

XOMA has recorded cumulative net deferred tax assets of $127.8 million and $125.0 million at December 31, 2003 and 2002, respectively, principally attributable to the timing of the deduction of certain expenses associated with certain research and development expenses, net operating loss, and other carryforwards. XOMA also recorded corresponding valuation allowances of $127.8 million and $125.0 million at December 31, 2003 and 2002, respectively, to offset these deferred tax assets, as management cannot predict with reasonable certainty that the deferred tax assets to which the valuation allowance relates will be realized.

As of December 31, 2003, XOMA had federal net operating loss carryforwards of approximately $231.6 million to offset future taxable income. We also had federal research and development tax credit carryforwards of approximately $17.7 million. If not utilized, these carryforwards will begin to expire in 2004. The availability of the Company’s net operating loss and tax credit carryforwards may be subject to substantial limitation if it is determined that the Company’s ownership has changed by more than 50 percent over a three year period.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased by $47.0 million to $85.2 million at December 31, 2003. The 2002 balances of $38.2 million also included $1.5 million of restricted cash. Net cash provided by financing activities in 2003 was $97.3 million, $15.4 million in 2002, and $61.8 million in 2001. The increase in 2003 versus 2002 reflects the receipt of net proceeds of $87.8 million from issuances of common shares including underwritten public offerings and the underwriter’s exercise of an over-allotment option. The decrease in financing activities in 2002 versus 2001 is related to the issuance of common shares in 2001 for net proceeds of $48.1 million, of which $43.3 million was received in a public offering.

Net cash used in operating activities was $47.5 million in 2003, compared with $34.8 million in 2002 and $22.4 million in 2001. The increase in 2003 and 2002 primarily reflected higher net losses as a result of higher research and development expenses, as well as marketing expenses, related to the pre-launch activities for RAPTIVA™. The increase in cash used in operating activities in 2002 compared with 2001 also reflected higher net operating losses due to litigation expenses.

Net cash used in investing activities for 2003, 2002 and 2001 was $1.2 million, $11.6 million, and $7.1 million, respectively. The decrease in 2003 is primarily the result of lower capital spending and the sale of MorphoSys shares valued at $4.0 million. In 2002 there was a significant increase in spending for renovations and expansion of manufacturing and warehouse facilities which were initiated in 2001 and completed in 2002 and is also the primary increase in 2002 compared to 2001. Additionally, investing activities for 2002 included $1.5 million used to satisfy a restricted cash requirement related to short-term loan agreement. Capital spending is expected to continue at more normal levels for 2004.

The Company’s cash, cash equivalents and short-term investments are expected to decrease through 2004 with the use of cash to fund ongoing operations.

Payments by period due under contractual obligations at December 31, 2003, mature as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$12,122	$2,894	$8,520	$708	$—
Capital leases	854	572	282	—	—
Convertible notes—Millennium	5,284	5,284	—	—	—
Interest bearing long-term obligations—Genentech (a)	39,906	(a)	(a)	(a)	(a)

Total	$58,166	$8,750	$8,802	$708	$—

(a)	See “Financial and Legal Arrangements of Product Collaborations” for further discussion of the interest bearing long-term obligation to Genentech.

Other than the Genentech obligation and the capital lease obligations stated above, we have no other long-term obligations, nor any purchase obligations, as defined in Item 303(a)(5) of Regulation S-K.

The present outlook is for higher losses in 2004 compared to 2003, primarily due to decreased license and contract revenues, increased research and development expenses and costs related to the launch of RAPTIVA™. In March of 2004, the Company announced an exclusive multi-product collaboration agreement with Chiron for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the agreement, the companies will share costs and profits on a 70-30 basis, with XOMA’s share being 30%. XOMA receives an initial payment of $10 million and a loan facility of up to $50 million to fund up to 75% of its share of development expenses. Chiron’s profit share is subject to a limited upward adjustment, which in turn may be reduced if XOMA achieves certain milestones or if Chiron elects to extend the program. The Company’s strategy is to attempt to continue broadening its product pipeline through both internal development and additional collaborations such as its arrangements with Genentech, Millennium, Alexion and Chiron.

Based on current spending levels and anticipated revenues, the Company estimates it has sufficient cash resources, together with sources of funding available to it, to meet its anticipated net cash consumption levels through at least the end of 2005. Any significant revenue shortfalls, or increases in planned spending on development programs or losses on RAPTIVA™ could shorten this period. Additional licensing arrangements or collaborations or otherwise entering into new equity or other financing arrangements could extend this period. Progress or setbacks by potentially competing products may also affect XOMA’s ability to raise new funding on acceptable terms. For a further discussion of the risks related to our business and their effects on our cash flow and ability to raise new funding on acceptable terms, see “Forward Looking Information And Cautionary Factors That May Affect Future Results” included in this Item 7 below.

Although operations are influenced by general economic conditions, the Company does not believe that inflation had a material impact on financial results for the periods presented. The Company believes that it is not dependent on materials or other resources that would be significantly impacted by inflation or changing economic conditions in the foreseeable future.

Recent Accounting Pronouncements

In November of 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (referred to as EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company’s adoption of the recognition requirements in July of 2003 of EITF Issue No. 00-21 did not have a material impact on its consolidated financial position or results of operations.

In January of 2003, the FASB issued Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities at the end of the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company’s adoption of the disclosure requirements in January of 2003 did not have an impact on the Company’s financial position and results of operations. The adoption of the initial recognition requirements of FIN 46 did not have a material impact on the Company’s financial position or result of operations and the adoption of the remaining provisions are also not expected to have a material effect.

In May of 2003, the FASB issued Statements of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150). FAS 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 except for certain mandatorily redeemable financial instruments for which the FASB announced on November 5, 2003 deferred effective dates for certain provisions of FAS150. The adoption of FAS 150 and the subsequent deferred effective dates did not and will not have a material effect on the Company’s financial position or results of operations.

Forward-Looking Information And Cautionary Factors That May Affect Future Results

Certain statements contained herein related to the relative size of the Company’s loss for 2004, the relative levels of its expenses and revenues for the balance of 2004, the sufficiency of its cash resources, the marketing and sales effort in support of RAPTIVA™, and the availability of clinical data, as well as other statements related to current plans for product development and existing and potential collaborative and licensing relationships, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, the actual loss for 2004 could be higher depending on revenues from licensees and collaborators, the size and timing of expenditures, and whether there are unanticipated expenses; expenses could be higher and/or revenues could be lower depending on research and development costs, availability of licensing opportunities and other factors; the sufficiency of cash resources could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated or if funds are not available on acceptable terms; the marketing and sales effort for RAPTIVA™ may not be successful due to the strength of competition or if physicians do not adopt the product as treatment for their patients; and the availability of clinical data may be delayed due to slower enrollment or other delays in the trial itself or due to problems with the collection, review or interpretation of the data. These and other risks, including those related to the results of pre-clinical testing; the timing or results of pending and future clinical trials (including the design and progress of clinical trials; safety and efficacy of the products being tested; action, inaction or delay by the FDA, European or other regulators or their advisory bodies; and analysis or interpretation by, or sub-mission to, these entities or others of scientific data); changes in the status of existing collaborative relationships; the ability of collaborators and other partners to meet their obligations; competition; market demand for products; scale-up and marketing capabilities; availability of additional licensing or collaboration opportunities; international operations; share price volatility; the Company’s financing needs and opportunities; uncertainties regarding the status of biotechnology patents; uncertainties as to the costs of protecting intellectual property; and risks associated with our status as a Bermuda company, are described in more detail in the remainder of this section.

The Marketing And Sales Effort In Support Of Our Only Product To Receive Regulatory Approval Has Only Recently Begun And May Not Be Successful.

RAPTIVA™, our only product to receive regulatory approval, was approved by the FDA on October 27, 2003 for the treatment of chronic moderate-to-severe plaque psoriasis in adults who are candidates for systemic therapy or phototherapy. Genentech is responsible for the marketing and sales effort in support of this product and has only recently commenced the full intended scope of this effort. Unless and until RAPTIVA™ is approved in this or other indications outside the United States, our interest in this product in this indication is limited to our 25% share of the operating profits or losses from sales of the product in the United States. We currently have no active role in this marketing and sales effort. Successful commercialization of this product is subject to a number of risks, including Genentech’s ability to implement its marketing and sales effort and achieve sales; the strength of competition from other products being marketed or developed to treat psoriasis; physicians’ and patients’ acceptance of RAPTIVA™ as a treatment for psoriasis; Genentech’s ability to provide manufacturing capacity to meet demand for the product; and pricing and reimbursement issues. Many of these risks are discussed in more detail below.

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

If adequate funds are not available, we may have to dilute or otherwise adversely affect the rights of existing shareholders, curtail or cease operations, or file for bankruptcy protection in extreme circumstances. We have spent, and we expect to continue to spend, substantial funds in connection with:

•	research and development relating to our products and production technologies

•	expansion of our production capabilities

•	various human clinical trials and

•	protection of our intellectual property.

Based on current spending levels, revenue estimates, net proceeds received from our recent underwritten public offering, repayment obligations of our debt owed to Genentech for our share of RAPTIVA™ marketing costs, deferral of a portion of our development loan from Genentech, issuance of shares in repayment of the remainder of our development loan from Genentech and financing commitments from Millennium, we estimate we have sufficient cash resources, together with sources of funding available to us, to meet our anticipated net cash consumption levels through at least the end of 2005. However, to the extent we experience continuing losses on RAPTIVA™ or changes in the timing or size of expenditures or unanticipated expenditures, or if our collaborators do not meet their obligations to us or anticipated revenues otherwise do not materialize, these funds may not be adequate for this period. In particular, our share of profits or losses from RAPTIVA™ may materially impact our cash resources. As a result, we do not know whether:

•	operations will generate meaningful funds

•	additional agreements for product development funding can be reached

•	strategic alliances can be negotiated or

•	adequate additional financing will be available for us to finance our own development on acceptable terms, if at all.

Cash balances and operating cash flow are influenced primarily by the timing and level of payments by our licensees and development partners, as well as by our operating costs.

Specifically, although the recent FDA approval of RAPTIVA™ would generally be expected to improve operating cash flow to the extent of XOMA’s share of operating profits from sales of RAPTIVA™ in the U.S., such approval also requires repayment in cash, shares or deferred repayment of up to $40.0 million of amounts owed to Genentech (approximately $53 million under both loan agreements as of December 31, 2003). In November of 2003, we announced our election to defer $40.0 million of such repayment and to repay the remainder of the development loan using shares. The commercialization loan is payable only in cash and approximately $3 million was paid in January of 2004 and approximately $10.3 million is due in April of 2004. In addition, the receipt of regulatory approval terminated Genentech’s obligation to continue to loan us our portion of development and commercialization expenses for RAPTIVA™.

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

Our products cannot be manufactured and marketed in the United States and other countries without required regulatory approvals. Only one of our therapeutic products has received regulatory approval. The United States government and governments of other countries extensively regulate many aspects of our products, including:

•	testing,

•	manufacturing,

•	promotion and marketing, and

•	exporting.

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe that most of our products will be regulated by the FDA as biologics. The review of therapeutic biologic products has been transferred within the FDA from the Center for Biologics Evaluation and Research to the Center for Drug

Evaluation and Research, the body that reviews drug products. Because implementation of this plan may not be complete, we do not know when or how this change will affect us. State regulations may also affect our proposed products.

The FDA has substantial discretion in both the product approval process and manufacturing facility approval process and, as a result of this discretion and uncertainties about outcomes of testing, we cannot predict at what point, or whether, the FDA will be satisfied with our or our collaborators’ submissions or whether the FDA will raise questions which may be material and delay or preclude product approval or manufacturing facility approval. As we accumulate additional clinical data, we will submit it to the FDA, which may have a material impact on the FDA product approval process.

Our potential products will require significant additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy and expensive, often taking a number of years. As clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly. As a result, it is uncertain whether:

•	our future filings will be delayed,

•	our studies will be successful,

•	we will be able to provide necessary additional data,

•	our future results will justify further development, or

•	we will ultimately achieve regulatory approval for any of these products.

For example,

•

in 1996, we and Genentech began testing RAPTIVA™ in patients with moderate-to-severe plaque psoriasis. In April of 2002, we and Genentech announced that a pharmacokinetic study conducted on RAPTIVA™ comparing XOMA-produced material and Genentech-produced material did not achieve the pre-defined statistical definition of comparability, and the FDA requested that another Phase III study be completed before the filing of a Biologics License Application for RAPTIVA™, delaying the filing of a Biologics Licensing Application with the FDA for RAPTIVA™ beyond the previously-planned time frame of the summer of 2002. In March 2003, we announced completion of enrollment in a Phase II study of RAPTIVA™ in patients suffering from rheumatoid arthritis. In May of 2003, we and Genentech announced our decision to terminate Phase II testing of RAPTIVA™ in patients suffering from rheumatoid arthritis based on an evaluation by an independent Data Safety Monitoring Board that suggested no overall net clinical benefit in patients receiving the study drug. We have also completed enrollment in a Phase II study of RAPTIVA™ as a possible treatment for patients with psoriatic arthritis. Although we expect to know preliminary results of the psoriatic arthritis trial by the end of the first quarter of 2004, we do not know whether or when such testing will demonstrate product safety and efficacy in this patient population or result in regulatory approval. As is our practice, more details regarding the clinical data will be revealed at an upcoming medical conference or other appropriate scientific, peer-reviewed forum later in 2004.

•	in December of 1992, we began human testing of our NEUPREX® product, a genetically engineered fragment of a particular human protein, and licensed certain worldwide rights to Baxter in January of 2000. In April of 2000, members of the FDA and representatives of XOMA and Baxter discussed results from the Phase III trial that tested NEUPREX® in pediatric patients with a potentially deadly bacterial infection called meningococcemia, and senior representatives of the FDA indicated that the data presented were not sufficient to support the filing of an application for marketing approval at that time.

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

Because All Of Our Products Are Still Being Developed, We Have Sustained Losses In The Past And We Expect To Sustain Losses In The Future.

We have experienced significant losses and, as of December 31, 2003, we had an accumulated deficit of $599.5 million.

For the year ended December 31, 2003, we had a net loss of approximately $58.7 million, or $0.78 per share (basic and diluted). For the year ended December 31, 2002, we had a net loss of approximately $33.2 million, or $0.47 per share (basic and diluted). We expect to incur additional losses in the future, primarily due to increased sales and marketing expenses related to RAPTIVA™, the Alexion collaboration, the Millennium collaboration, our XMP.629 compound and new product research including our oncology product collaboration with Chiron Corporation.

Our ability to achieve profitability is dependent in large part on obtaining regulatory approval for our products and entering into agreements for product development and commercialization, both of which are uncertain. Our ability to fund our ongoing operations is dependent on the foregoing factors and on our ability to secure additional funds. Because all of our products are still being developed, we do not know whether we will ever achieve profitability or whether cash flow from future operations will be sufficient to meet our needs.

If Third Party Collaborators Do Not Successfully Develop And Market Our Products, We May Not Be Able To Do So On Our Own.

Our financial resources and our marketing experience and expertise are limited. Consequently, we depend to a large extent upon securing the financial resources and marketing capabilities of third parties with whom we collaborate.

•	In April of 1996, we and Genentech entered into an agreement whereby we agreed to co-develop Genentech’s humanized monoclonal antibody product RAPTIVA™. In April of 1999, the companies amended the agreement. In March of 2003, the companies further amended the agreement. In October of 2003, RAPTIVA™ was approved by the FDA for the treatment of chronic moderate-to-severe plaque psoriasis.

•	In November of 2001, we entered into a collaboration with Millennium to develop two of Millennium’s products for certain vascular inflammation indications. In October of 2003, we announced that we had discontinued one of these products, MLN2201. In December of 2003, we announced the initiation of Phase I testing on the other product, MLN2222.

•	In December of 2003, we and Alexion Pharmaceuticals, Inc. agreed to collaborate for the development and commercialization of an antibody to treat chemotherapy-induced thrombocytopenia. The TPO mimetic antibody was designed to mimic the activity of human thrombopoietin, a naturally occurring protein responsible for platelet production.

•	In March of 2004, we and Chiron Corporation announced we had agreed to collaborate for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the agreement, the companies will jointly research, develop, and commercialize multiple antibody product candidates.

Because our collaborators are independent third parties, they may be subject to different risks than we are and have significant discretion in determining the efforts and resources they will apply. We do not know whether Genentech, Millennium, Alexion or Chiron will successfully develop and market any of the products that are or may become the subject of one of our collaborations.

Even when we have a collaborative relationship, other circumstances may prevent it from resulting in successful development of marketable products.

•	In January of 2000, we licensed the worldwide rights to all pharmaceutical compositions containing a particular human protein for treatment of meningococcemia and additional potential future human clinical indications to Baxter. In July of 2003, this arrangement was terminated, and the rights returned to XOMA. Although we are evaluating future options for developing this product, we do not know whether any options we may pursue will succeed.

•	In January of 2001, we entered into a strategic process development and manufacturing alliance with Onyx to scale-up production to commercial volume of one of Onyx’s cancer products. In June of 2003, Onyx notified XOMA that it was discontinuing development of the product and terminating the agreement so that it could focus on another of its anticancer compounds.

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

As a biopharmaceutical company, we have experienced significant volatility in our common shares. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. From December 31, 2001 through March 5, 2004, our share price has ranged from a high of $12.19 to a low of $2.84. On March 5, 2004, the last reported sale price of the common shares as reported on the Nasdaq National Market was $6.23 per share. Factors contributing to such volatility include, but are not limited to:

•	sales and estimated or forecasted sales of products

•	results of preclinical studies and clinical trials

•	information relating to the safety or efficacy of our products

•	developments regarding regulatory filings

•	announcements of new collaborations

•	failure to enter into collaborations

•	developments in existing collaborations

•	our funding requirements and the terms of our financing arrangements

•	announcements of technological innovations or new indications for our therapeutic products

•	government regulations

•	developments in patent or other proprietary rights

•	the number of shares outstanding

•	the number of shares trading on an average trading day

•	announcements regarding other participants in the biotechnology and pharmaceutical industries and

•	market speculation regarding any of the foregoing.

We Or Our Third Party Collaborators May Not Be Able To Increase Existing Or Acquire New Manufacturing Capacity Sufficient To Meet Market Demand.

Genentech is responsible for manufacturing or arranging for the manufacturing of commercial quantities of RAPTIVA™. Should Genentech have difficulty in providing manufacturing capacity to produce RAPTIVA™ in sufficient quantities, we do not know whether we will be able to meet market demand. If any of our other products are approved, because we have never commercially introduced any pharmaceutical products, we do not know whether the capacity of our existing manufacturing facilities can be increased to produce sufficient quantities of our products to meet market demand. Also, if we or our third party collaborators need additional manufacturing facilities to meet market demand, we cannot predict that we will successfully obtain those facilities because we do not know whether they will be available on acceptable terms. In addition, any manufacturing facilities acquired or used to meet market demand must meet the FDA’s quality assurance guidelines.

Because We Only Recently Received Approval For Our Only Approved Product And We Do Not And Cannot Currently Market Any Of Our Other Products For Commercial Sale, We Do Not Know Whether There Will Be A Viable Market For Our Products.

Even though we and Genentech recently received FDA approval to market RAPTIVA™ and even if we receive regulatory approval for our other products, our products may not be accepted in the marketplace. For example, physicians and/or patients may not accept a product for a particular indication because it has been biologically derived (and not discovered and developed by more traditional means) or if no biologically derived products are currently in widespread use in that indication, as is currently the case with psoriasis. Similarly, physicians may not accept RAPTIVA™ if they believe other products to be more effective or are more comfortable prescribing other products that have been on the market longer than RAPTIVA™. Consequently, we do not know if physicians or patients will adopt or use our products for their approved indications.

Other Companies May Render Some Or All Of Our Products Noncompetitive Or Obsolete.

Developments by others may render our products or technologies obsolete or uncompetitive. Technologies developed and utilized by the biotechnology and pharmaceutical industries are continuously and substantially changing. Competition in the areas of genetically engineered DNA-based and antibody-based technologies is intense and expected to increase in the future as a number of established biotechnology firms and large chemical and pharmaceutical companies advance in these fields. Many of these competitors may be able to develop products and processes competitive with or superior to our own for many reasons, including that they may have:

•	significantly greater financial resources

•	larger research and development and marketing staffs

•	larger production facilities

•	entered into arrangements with, or acquired, biotechnology companies to enhance their capabilities or

•	extensive experience in preclinical testing and human clinical trials.

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

Furthermore, positive or negative developments in connection with a potentially competing product may have an adverse impact on our ability to raise additional funding on acceptable terms. For example, if another product is perceived to have a competitive advantage, or another product’s failure is perceived to increase the likelihood that our product will fail, then investors may choose not to invest in us on terms we would accept or at all.

Without limiting the foregoing, we are aware that:

•	it has been announced that Amgen Inc. tested its rheumatoid arthritis and psoriatic arthritis drug, Enbrel®, in a Phase III clinical trial in patients with moderate-to-severe plaque psoriasis, meeting the primary endpoint and all secondary endpoints, that the primary and key secondary endpoints were met in a second Phase III trial, and that a filing for regulatory approval with the FDA for this medication was submitted in July of 2003;

•	Biogen Idec Inc. has been marketing in the U.S. since 2003 their product Amevive® to treat moderate-to-severe chronic plaque psoriasis in adult patients who are candidates for systemic therapy or phototherapy;

•	Centocor Inc., a unit of Johnson & Johnson, has announced that it has tested its rheumatoid arthritis and Crohn’s disease drug, Remicade®, in psoriasis showing clinical benefits (and it has been announced that the drug has shown promising results in patients with psoriatic arthritis);

•	Abbott Laboratories has presented data from a Phase II psoriasis trial showing clinical benefits and has announced the commencement of a Phase III psoriatic arthritis trial of its rheumatoid arthritis drug Humira™;

•	MedImmune, Inc. has completed enrollment in three Phase II trials to evaluate its anti-T cell monoclonal antibody in psoriasis; and

•	other companies, including Tularik Inc., are developing monoclonal antibody or other products for treatment of inflammatory skin disorders.

A number of companies are developing monoclonal antibodies targeting cancers, which may prove more effective than the ING-1 antibody.

It is possible that one or more other companies may be developing one or more products based on the same human protein as our NEUPREX® product, and these product(s) may prove to be more effective than NEUPREX® or receive regulatory approval prior to NEUPREX® or any BPI-derived product developed by XOMA.

Currently, there are at least two companies developing topical peptide treatments for acne which may compete with XMP.629. Micrologix Biotech, Inc. is developing MBI 594AN, a topical peptide that has completed a Phase IIB trial for the treatment of acne, and Helix Biomedix, Inc. is developing several peptide compounds.

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

If Our And Our Partners’ Patent Protection For Our Principal Products And Processes Is Not Enforceable, We May Not Realize Our Profit Potential.

Because of the length of time and the expense associated with bringing new products to the marketplace, we and our partners hold and are in the process of applying for a number of patents in the United States and abroad to protect our products and important processes and also have obtained or have the right to obtain exclusive licenses to certain patents and applications filed by others. However, the patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions, and no consistent policy regarding the breadth of allowed claims has emerged from the actions of the U.S. Patent and Trademark Office with respect to biotechnology patents. Legal considerations surrounding the validity of biotechnology patents continue to be in transition, and historical legal standards surrounding questions of validity may not continue to be applied, and current defenses as to issued biotechnology patents may not in fact be considered substantial in the future. These factors have contributed to uncertainty as to:

•	the degree and range of protection any patents will afford against competitors with similar technologies

•	if and when patents will issue

•	whether or not others will obtain patents claiming aspects similar to those covered by our patent applications or

•	the extent to which we will be successful in avoiding infringement of any patents granted to others.

The Patent Office has issued approximately 71 patents to us related to our products based on human bactericidal permeability-increasing protein, which we call BPI, including novel compositions, their manufacture, formulation, assay and use. In addition, we are the exclusive licensee of BPI-related patents and applications owned by New York University and Incyte Pharmaceuticals Inc. The Patent Office has also issued nine patents to us related to our bacterial expression technology.

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

Protecting Our Intellectual Property Can Be Costly And Expose Us To Risks Of Counterclaims Against Us.

We may be required to engage in litigation or other proceedings to protect our intellectual property. The cost to us of this litigation, even if resolved in our favor, could be substantial. Such litigation could also divert management’s attention and resources. In addition, if this litigation is resolved against us, our patents may be declared invalid, and we could be held liable for significant damages. In addition, if the litigation included a claim of infringement by us of another party’s patent that was resolved against us, we or our collaborators may be enjoined from developing, manufacturing, selling or importing products, processes or services without a license from the other party.

The Financial Terms Of Some Of Our Existing Or Future Collaborative Arrangements Could Result In Dilution Of Our Share Value.

In November of 2003, we announced that we exercised our option to defer payment of $40.0 million of our convertible loan from Genentech related to the development of RAPTIVA™ and pay the remaining balance of approximately $29.6 million under the development loan with preference shares before year-end 2003. These preference shares were issued in December of 2003 and are convertible into an aggregate of 3,818,395 common shares at a conversion price of approximately $7.75 per share, the price determined under the loan agreements at the time we notified Genentech of our election.

Our financing arrangement with Millennium includes a $5.0 million convertible note we issued to Millennium in November of 2001, which comes due in April of 2004 and which we intend to convert into common shares at that time. In addition, we have the option to issue up to $14.7 million worth of common shares, excluding the convertible debt, to Millennium through March of 2005. As of February 28, 2004, the total amount issuable in 2004 was approximately $11.0 million. The number of shares to be issued will be based on a conversion price to be calculated at the time of conversion. This arrangement, as well as future arrangements we may enter into with similar effect, could result in dilution in the value of our shares.

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

As We Do More Business Internationally, We Will Be Subject To Additional Political, Economic And Regulatory Uncertainties.

We may not be able to successfully operate in any foreign market. We believe that, because the pharmaceutical industry is global in nature, international activities will be a significant part of our future business activities and that, when and if we are able to generate income, a substantial portion of that income will be derived from product sales and other activities outside the United States. Foreign regulatory agencies often establish standards different from those in the United States, and an inability to obtain foreign regulatory approvals on a timely basis could put us at a competitive disadvantage or make it uneconomical to proceed with a product’s development. International operations may be limited or disrupted by:

•	imposition of government controls,

•	export license requirements,

•	political or economic instability,

•	trade restrictions,

•	changes in tariffs,

•	restrictions on repatriating profits,

•	exchange rate fluctuations,

•	withholding and other taxation, and

•	difficulties in staffing and managing international operations.

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

We Are Exposed To An Increased Risk Of Product Liability Claims.

The sale, testing and marketing of medical products entails an inherent risk of allegations of product liability. We believe that we currently have adequate levels of insurance for our clinical trials, however, in the event of one or more large, unforeseen awards, such levels may not provide adequate coverage. We will seek to obtain additional insurance, if needed, as commercialization of RAPTIVA™ continues; however, because we have not yet determined whether additional insurance is needed, we do not know whether adequate insurance coverage will be available or be available at acceptable costs. A significant product liability claim for which we were not covered by insurance would have to be paid from cash or other assets. To the extent we have sufficient insurance coverage, such a claim would result in higher subsequent insurance rates.

We May Be Subject To Increased Risks Because We Are A Bermuda Company.

Alleged abuses by certain companies that have changed their legal domicile from jurisdictions within the United States to Bermuda have created an environment where, notwithstanding that we changed our legal domicile in a transaction that was approved by our shareholders and fully taxable to our company under U.S. law, we may be exposed to various prejudicial actions, including:

•	“blacklisting” of our common shares by certain pension funds;

•	legislation restricting certain types of transactions; and

•	punitive tax legislation.

We do not know whether any of these things will happen, but if implemented one or more of them may have an adverse impact on our future operations or our share price.

If You Were To Obtain A Judgment Against Us, It May Be Difficult To Enforce Against Us Because We Are A Foreign Entity.

We are a Bermuda company. All or a substantial portion of our assets may be located outside the United States. As a result, it may be difficult for shareholders and others to enforce in United States courts judgments obtained against us. We have irrevocably agreed that we may be served with process with respect to actions based on offers and sales of securities made hereby in the United States by serving Christopher J. Margolin, c/o XOMA Ltd., 2910 Seventh Street, Berkeley, California 94710, our United States agent appointed for that purpose. We have been advised by our Bermuda counsel, Conyers Dill & Pearman, that there is doubt as to whether Bermuda courts would enforce judgments of United States courts obtained in actions against XOMA or our directors and officers that are predicated upon the civil liability provisions of the U.S. securities laws or entertain original actions brought in Bermuda against XOMA or such persons predicated upon the U.S. securities laws. There is no treaty in effect between the United States and Bermuda providing for such enforcement, and there are grounds upon which Bermuda courts may not enforce judgments of United States courts. Certain remedies available under the United States federal securities laws may not be allowed in Bermuda courts as contrary to that nation’s policy.

Our Shareholder Rights Agreement Or Bye-laws May Prevent Transactions That Could Be Beneficial To Our Shareholders And May Insulate Our Management From Removal.

In February of 2003, we adopted a new shareholder rights agreement (to replace the shareholder rights agreement that had expired), which could make it considerably more difficult or costly for a person or group to acquire control of XOMA in a transaction that our board of directors opposes.

Our bye-laws:

•	require certain procedures to be followed and time periods to be met for any shareholder to propose matters to be considered at annual meetings of shareholders, including nominating directors for election at those meetings;

•	authorize our board of directors to issue up to 1,000,000 preference shares with-out shareholder approval and to set the rights, preferences and other designations, including voting rights, of those shares as the board of directors may determine; and

•	contain provisions, similar to those contained in the Delaware General Corporation Law, that may make business combinations with interested shareholders more difficult.

These provisions of our shareholders rights agreement and our bye-laws, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of common shares, could limit the ability of shareholders to approve transactions that they may deem to be in their best interests, and could make it considerably more difficult for a potential acquirer to replace management.

Item 7A.    Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Risk.    The Company’s exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. XOMA does not invest in derivative financial instruments. By policy, the Company makes its investments in high quality debt securities, limits the amount of credit exposure to any one issuer, limits duration by restricting the term of the instrument, and holds investments to maturity except under rare circumstances.

XOMA also has a long-term interest bearing obligation to Genentech. Interest on this obligation of LIBOR plus 1% was reset at the end of June and December each year and, therefore, variable.

The table below presents the amounts and related weighted interest rates of the Company’s cash equivalents at December 31, 2003:

	Maturity	Fair Value (in thousands)	Average Interest Rate
Overnight Funds	Daily	$84,812	0.92%

Item 8.    Financial Statements And Supplementary Data

The following consolidated financial statements of the registrant, related notes, and report of independent auditors are set forth beginning on page F-1 of this report.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Not Applicable.

Item 9A.    Controls And Procedures

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

In April of 2003, the Company implemented a new financial reporting system which represents a significant change in our internal controls. During our evaluation of internal controls conducted for the second quarter of 2003, special procedures were performed regarding the system conversion and implementation. We concluded that the system conversion and implementation was properly controlled to ensure accurate financial reporting. Apart from continuing implementation of this new system, there were no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter of 2003 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial accounting.

PART III

Item 10.    Directors And Executive Officers Of The Registrant

The section labeled “Item 1—Election of Directors” appearing in the Company’s proxy statement for the 2004 annual general meeting of shareholders is incorporated herein by reference. Certain information concerning the Company’s executive officers is set forth in Part I of this Form 10-K.

Item 11.    Executive Compensation

The section labeled “Compensation of Executive Officers” appearing in the Company’s proxy statement for the 2004 annual general meeting of shareholders is incorporated herein by reference.

Item 12.    Security Ownership Of Certain Beneficial Owners And Management and Related Shareholder Matters

The section labeled “Share Ownership” appearing in the Company’s proxy statement for the 2004 annual general meeting of shareholders is incorporated herein by reference.

Item 13.    Certain Relationships And Related Transactions

The section labeled “Certain Transactions” appearing in the Company’s proxy statement for the 2004 annual general meeting of shareholders is incorporated herein by reference.

Item 14.    Principal Accountant Fees And Services

The section labeled “Item 2—Appointment of Independent Auditors” appearing in the Company’s proxy statement for the 2004 annual general meeting of shareholders is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a)  The following documents are included as part of this Annual Report on Form 10-K:

(1)  Financial Statements:

All financial statements of the registrant referred to in Item 8 of this Report on Form 10-K.

(2)  Financial Statement Schedules:

All financial statements schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

(3)  Exhibits:

See “Index to Exhibits.”

(b)  Reports on Form 8-K:

(1)  On October 10, 2003, we filed a Current Report on Form 8-K reporting under Item 5—Other Events the issuance of a press release announcing that XOMA Ltd. discontinued development of MLN2201, one of two products of an ongoing development collaboration with Millennium Pharmaceuticals, Inc.

(2)  On December 18, 2003, we filed a Current Report on Form 8-K reporting under Item 5—Other Events the issuance of a press release announcing that XOMA Ltd. and Alexion Pharmaceuticals, Inc. agreed to collaborate for the development and commercialization of an antibody to treat chemotherapy-induced thrombocytopenia.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March 2004.

XOMA LTD.

By:	/s/ JOHN L. CASTELLO
John L. Castello
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN L. CASTELLO (John L. Castello)	Chairman of the Board, President and Chief Executive Officer	March 15, 2004

/s/ PATRICK J. SCANNON (Patrick J. Scannon)	Director, Senior Vice President and Chief Scientific and Medical Officer	March 15, 2004

/s/ PETER B. DAVIS (Peter B. Davis)	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ JAMES G. ANDRESS (James G. Andress)	Director	March 15, 2004

/s/ WILLIAM K. BOWES, JR. (William K. Bowes, Jr.)	Director	March 15, 2004

/s/ ARTHUR KORNBERG (Arthur Kornberg)	Director	March 15, 2004

/s/ STEVEN C. MENDELL (Steven C. Mendell)	Director	March 15, 2004

/s/ W. DENMAN VAN NESS (W. Denman Van Ness)	Director	March 15, 2004

/s/ PATRICK J. ZENNER (Patrick J. Zenner)	Director	March 15, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of XOMA Ltd.

We have audited the accompanying consolidated balance sheets of XOMA Ltd. as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XOMA Ltd. as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/    ERNST & YOUNG LLP

Palo Alto, California

February 6, 2004, except for Note 12,

    as to which the date is February 27, 2004

XOMA Ltd.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$84,812	$36,262
Short-term investments	436	391
Restricted cash	—	1,500
Receivables	10,625	8,656
Related party receivables—current	94	206
Inventory	—	1,306
Prepaid expenses and other	1,267	449

Total current assets	97,234	48,770
Property and equipment, net	21,337	22,650
Related party receivables—long-term	120	190
Deposits and other	159	172

Total assets	$118,850	$71,782

LIABILITIES AND SHAREHOLDERS’ EQUITY (Net Capital Deficiency)
Current liabilities:
Accounts payable	$5,058	$3,201
Accrued liabilities	6,163	7,096
Short-term loan	—	763
Notes payable—current	13,343	—
Capital lease obligations—current	520	667
Deferred revenue—current	90	1,729
Convertible note—current	5,284	5,146

Total current liabilities	30,458	18,602
Capital lease obligations—long-term	272	729
Deferred revenue—long-term	—	800
Convertible subordinated note—long-term	—	63,016
Interest bearing long-term obligation	39,906	—

Total liabilities	70,636	83,147

Commitments and contingencies
Shareholders’ equity (net capital deficiency):
Preference shares, $.05 par value, 1,000,000 shares authorized
Series A, 135,000 designated, no shares issued and outstanding at December 31, 2003 and 2002, respectively	—	—
Series B, 8,000 designated, 2,959 and no shares issued and outstanding at December 31, 2003 and 2002, respectively. Aggregate liquidation preference of $29.6 million at December 31, 2003	1	—
Common shares, $.0005 par value, 135,000,000 shares authorized, and 83,998,697 and 71,793,647 shares outstanding at December 31, 2003 and 2002, respectively	42	36
Additional paid-in-capital	647,534	529,354
Accumulated comprehensive income	166	121
Accumulated deficit	(599,529)	(540,876)

Total shareholders’ equity (net capital deficiency)	48,214	(11,365)

	$118,850	$71,782

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues:
License and collaborative fees	$18,946	$16,850	$4,821
Contract revenue	5,380	13,050	10,078
Royalty fees and product sales	86	49	2,380

Total revenues	24,412	29,949	17,279

Operating costs and expenses:
Research and development	57,461	42,621	35,929
Marketing, general and administrative	24,489	19,405	8,681

Total operating costs and expenses	81,950	62,026	44,610

Loss from operations	(57,538)	(32,077)	(27,331)
Other income (expense):
Investment and other income	461	871	1,959
Interest expense	(1,875)	(2,041)	(2,570)
Other income (expense)	299	—	(98)

Net loss	$(58,653)	$(33,247)	$(28,040)

Basic and diluted net loss per common share	$(0.78)	$(0.47)	$(0.41)

Shares used in computing basic and diluted net loss per common share	75,070	70,355	68,159

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(NET CAPITAL DEFICIENCY)

(In thousands)

	Preferred Shares		Common Shares		Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance, December 31, 2000	—	$—	66,108	$33	$471,066	$(100)	$(479,589)	$(8,590)
Exercise of share options, contributions to 401(k) and incentive plans	—	—	324	—	1,541	—	—	1,541
Exercise of warrants	—	—	652	—	3,808	—	—	3,808
Sales of common shares	—	—	3,000	2	43,256	—	—	43,258
Conversion of redeemable debentures into common shares	—	—	100	—	1,492	—	—	1,492
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	—	150	—	150
Net loss	—	—	—	—	—	—	(28,040)	(28,040)

Comprehensive loss	—	—	—	—	—	—	—	(27,890)

Balance, December 31, 2001	—	—	70,184	35	521,163	50	(507,629)	13,619
Exercise of share options, contributions to 401(k) and incentive plans	—	—	167	—	1,050	—	—	1,050
Sale of common shares	—	—	1,443	1	7,141	—	—	7,142
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	—	71	—	71
Net loss	—	—	—	—	—	—	(33,247)	(33,247)

Comprehensive loss	—	—	—	—	—	—	—	(33,176)

Balance, December 31, 2002	—	—	71,794	36	529,354	121	(540,876)	(11,365)
Exercise of share options, contributions to 401(k) and incentive plans	—	—	383	—	1,482	—	—	1,482
Sale of common shares (net)	—	—	11,722	6	86,524	—	—	86,530
Issuance of preferred shares	3	1	—	—	29,589	—	—	29,590
Exercise of warrants	—	—	100	—	585	—	—	585
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	—	45	—	45
Net loss	—	—	—	—	—	—	(58,653)	(58,653)

Comprehensive loss	—	—	—	—	—	—	—	(58,608)

Balance, December 31, 2003	3	$1	83,999	$42	$647,534	$166	$(599,529)	$48,214

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(58,653)	$(33,247)	$(28,040)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,991	2,118	1,254
Common shares contributed to 401(k) and management incentive plans	754	541	477
Increase in convertible notes to Genentech for cost allocations	7,445	2,718	3,364
Accrued interest on convertible notes	1,729	1,779	2,456
Common shares received from a vendor	—	—	(231)
(Gain) loss on disposal/retirement of property and equipment	—	10	(97)
Change in assets and liabilities:
Receivables and related party and other receivables	(1,787)	(6,972)	(835)
Inventory	1,306	(7)	(1,299)
Prepaid expenses and other	(818)	(200)	(87)
Deposit and other assets	13	22	(25)
Accounts payable	1,858	(319)	1,005
Accrued liabilities	(936)	2,674	111
Deferred revenue	(2,439)	(3,958)	(455)

Net cash used in operating activities	(47,537)	(34,841)	(22,402)

Cash flows from investing activities:
Proceeds from sale of short-term investments	4,299	—	253
Purchase of marketable securities	(4,000)	—	—
Gain on investments	(299)	—	(20)
Transfer of restricted cash	1,500	(1,500)	—
Purchase of property and equipment, net of sale proceeds	(2,678)	(10,133)	(7,381)

Net cash used in investing activities	(1,178)	(11,633)	(7,148)

Cash flows from financing activities:
Proceeds from sale and leaseback transactions	—	—	1,828
Proceeds from short-term loan	—	1,000	—
Principal payments—short-term loan	—	(237)	—
Payments under capital lease obligations	(1,366)	(670)	(308)
Proceeds from issuance of convertible notes	10,787	7,672	12,177
Proceeds from issuance of common or convertible shares and warrants	87,844	7,651	48,130

Net cash provided by financing activities	97,265	15,416	61,827

Net increase (decrease) in cash and cash equivalents	48,550	(31,058)	32,277
Cash and cash equivalents at beginning of year	36,262	67,320	35,043

Cash and cash equivalents at end of year	$84,812	$36,262	$67,320

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business And Summary Of Significant Accounting Policies

Business

XOMA Ltd. (“XOMA” or the “Company”), a Bermuda company, is a biopharmaceutical company that develops and manufactures products to treat immunologic and inflammatory disorders, cancer, and infectious diseases. The Company’s products are presently in various stages of development and most are subject to regulatory approval before the Company or its collaborators can commercially introduce any products. The Company has one FDA approved product which has been commercially introduced under a collaboration agreement with Genentech, Inc.

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

Concentration of Risk

Cash, cash equivalents, short-term investments and accounts receivable are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains and invests excess cash in money market funds and short-term investments that bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. In 2003, two customers represented 70% of total revenues. As of December 31, 2003 billed and unbilled receivables totaled $10.0 million for one customer. In 2002, four customers represented 35%, 25%, 17% and 15% of total revenues and as of December 31, 2002 billed and unbilled receivables totaled $2.1 million, $0.0 million, $4.0 million, and $2.3 million for these customers, respectively.

Reclassifications

Certain reclassifications have been made to conform the prior years to the 2003 presentation.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Revenue is recognized when the related costs are incurred and the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the nature of the fee charged for products or services delivered and the collectibility of those fees.

We recognize revenue from the license and collaboration arrangements, contract services, and to a lesser extent, product sales. Our revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Sales

The Company recognizes product revenue upon shipment when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns, and discounts, if any.

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses consist of direct and research-related allocated overhead costs such as facilities costs, salaries and related personnel costs and material and supply costs. In addition, research and development expenses include costs related to clinical trials to validate the Company’s testing processes and procedures and related overhead expenses. The Company’s research and development expenses include costs incurred to provide services to third parties under terms of various collaborative arrangements. From time to time, research and development expenses may include upfront fees and milestones paid to collaborative partners for the acquisition of rights to in-process research and development. Such amounts are expensed as incurred.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation

In accordance with the provisions of the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123,” the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, and to adopt the “disclosure only” alternative described in SFAS 123. Under APB 25, if the exercise price of the Company’s employee share options equals or exceeds the fair market value on the date of the grant or the fair value of the underlying shares on the date of the grant as determined by the Company’s Board of Directors, no compensation expense is recognized. Accordingly, the financial statements reflect amortization of compensation resulting from options granted at exercise prices which were below market price at the grant date. Had compensation cost for the Company’s shares-based compensation plans been based on the fair value method at the grant dates for awards under these plans consistent with the provisions of SFAS 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31 (in thousands except per share amounts):

	2003	2002	2001
Net loss—as reported	$(58,653)	$(33,247)	$(28,040)
Deduct—Total share-based employee compensation expense determined under fair value method	(3,305)	(3,812)	(3,190)

Pro forma net loss	$(61,958)	$(37,059)	$(31,230)

Loss per common share:
Basic and diluted—as reported	$(0.78)	$(0.47)	$(0.41)
Basic and diluted—pro forma	$(0.83)	$(0.53)	$(0.46)

The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years indicated below:

	2003	2002	2001
Dividend yield	0%	0%	0%
Expected volatility	87%	99%	92%
Risk-free interest rate	1.24%	1.50%	3.70%
Expected life	5.1 years	6.2 years	7.8 years

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following potentially dilutive outstanding securities were not considered in the computation of diluted net loss per share because they would be antidilutive for each of the years ended December 31 (in thousands):

	2003	2002	2001
Options for common shares	5,545	4,769	4,167
Warrants for common shares	600	700	700
Convertible notes, debentures and related interest, as if converted	12,896	14,917	6,499

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

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market. Inventories, which related to the Company’s agreement with Baxter Healthcare Corporation (“Baxter”) were fully reserved due to the termination of the arrangement in the third quarter of 2003 and the determination that the inventories would not be sold to Baxter as a result of the agreement termination. There were no reserves in previous years. Inventories consist of the following (in thousands):

	December 31,
	2003	2002
Raw materials	$202	$202
Finished goods	1,104	1,104

	1,306	1,306
Inventory reserve	(1,306)	—

Total	$—	$1,306

Property and Equipment

Property and equipment, including equipment under capital leases, are stated at cost. Equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets (three to seven years). Leasehold improvements, buildings, and building improvements are amortized and depreciated using the straight-line method over the shorter of the lease terms or the useful lives (one to fifteen years).

Property and equipment consist of the following (in thousands):

	December 31,
	2003	2002
Furniture and equipment	$27,271	$22,988
Land	310	310
Buildings, leasehold and building improvements	33,164	29,350
Construction-in-progress	—	1,839

	60,745	54,487
Less accumulated depreciation and amortization	(39,408)	(31,837)

Property and equipment, net	$21,337	$22,650

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003 and 2002, property and equipment includes equipment acquired under capital lease obligations which had a cost of approximately $2.4 million and accumulated amortization of $1.2 million and $0.8 million, respectively.

Depreciation and amortization expense was $4.0 million, $2.1 million, and $1.3 million for the years ending December 31, 2003, 2002, and 2001, respectively.

Long-lived Assets

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which superseded FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

In the fourth quarter of 2000, the Company decided to renovate a facility which had previously been held for sale and consolidate a significant portion of its Santa Monica technical development and pilot plant functions into this facility. Due to this decision, the facility was reclassified from “Asset Held for Sale” to construction-in-progress as of December 31, 2001 and allocated to the appropriate property and equipment categories as the assets were put into service. The renovations were completed in 2002.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2003	2002
Accrued payroll costs	$4,290	$3,198
Accrued clinical trial costs	451	559
Accrued legal fees	1,035	2,425
Other	387	914

Total	$6,163	$7,096

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Supplemental Cash Flow Information

Cash paid for interest was $0.1 million, $0.3 million, and $0.1 million during the years ended December 31, 2003, 2002 and 2001, respectively. In addition, there were no dividends paid in common shares during the years ended December 31, 2003, 2002 and 2001, respectively.

Non-cash transactions from financing activities included the conversion of convertible subordinated notes held by Genentech, Inc. to equity of $29.6 million, zero, and $1.5 million for the years ended December 31, 2003, 2002, and 2001 respectively.

Segment Information

The Company currently operates in a single business segment as there is only one measurement of profit (loss) for its operations. Revenues are attributed to the following countries for each of the years ended December 31 are as follows (in thousands):

	2003	2002	2001
United States	$10,788	$14,259	$13,084
Ireland	13,511	15,616	4,033
Others	113	74	162

Total	$24,412	$29,949	$17,279

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In November of 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (referred to as EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company’s adoption of the recognition requirements in July of 2003 of EITF Issue No. 00-21 did not have a material impact on its consolidated financial position or results of operations.

In January of 2003, the FASB issued Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE often holds financial assets, including loans or receivables, real estate or other property. A VIE may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. However, the FASB deferred the effective date for VIEs created before February 1, 2003 to the period ending March 31, 2004 for calendar year comparisons. The consolidation requirements apply to older entities at the end of the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company’s adoption of the disclosure requirements in January of 2003 did not have an impact on the Company’s financial position and results of operations. The adoption of the

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

initial recognition requirements of FIN 46 did not have a material impact on the Company’s financial position or result of operations and the adoption of the remaining provisions are also not expected to have a material effect.

In May of 2003, the FASB issued Statements of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150). FAS 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 except for certain mandatorily redeemable financial instruments for which the FASB announced on November 5, 2003 deferred effective dates for certain provisions of FAS150. The adoption of FAS 150 and the subsequent deferred effective dates did not and will not have a material effect on the Company’s financial position or results of operations.

2.    Cash, Cash Equivalents And Short-Term Investments

On December 31, 2003 and 2002, cash and cash equivalents consisted of money market funds and overnight deposits and are reported at fair value, which approximates amortized cost. These investments have short maturities. The carrying value of short-term investments was $0.4 million at December 31, 2003 and $0.3 million at December 31, 2002. Short-term investments consist of only equity securities at December 31, 2003 and 2002. During the years ended December 31, 2003, 2002 and 2001, there were no realized gains or losses on short-term investments. Gains and losses are determined on a specific identification basis.

3.    Short-term Loan and Restricted Cash

In March of 2002, the Company entered into a secured loan agreement that was collateralized by equipment and property improvements with an annual interest rate of 11.1%. The balance of the loan at December 31, 2002 was $0.8 million and was paid off in February of 2003.

Effective as of December 31, 2002, the Company held $1.5 million in restricted cash as additional security under the loan which was released in February of 2003 when the loan was repaid. The restricted cash was included in current assets at December 31, 2002.

4.    License Agreements

XOMA has granted more than 30 licenses to biotechnology and pharmaceutical companies for use of patented and proprietary technologies relating to bacterial expression of recombinant pharmaceutical products.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2003 and 2002, XOMA entered into thirteen antibody-related license arrangements. Six of these were cross-license arrangements related to the use of XOMA’s bacterial cell expression system technology in phage display. Under the agreements, MorphoSys AG, Biosite Incorporated, Dyax Corp., Cambridge Antibody Technology Limited, BioInvent International AB and Diversa Corporation received licenses to use XOMA’s antibody expression technology for developing products using phage display-based antibody libraries. XOMA, in exchange, receives license and other fees as well as access to these companies’ antibody display libraries, intellectual property and/or services that complement XOMA’s existing development capabilities and helps support the Company’s own antibody product development pipeline.

These agreements also generally provide releases of the licensee companies and their collaborators from claims under the XOMA patents arising from past activities using the companies’ respective technologies to the extent they also used XOMA’s antibody expression technology. Licensees are generally also allowed to use XOMA’s technology in combination with their own technology in future collaborations.

5.    Collaborative Agreements

Total research and development expenses incurred related to the Company’s collaborative agreements were approximately $33.1 million, $24.7 million and $13.7 million in 2003, 2002 and 2001, respectively.

In April of 1996, the Company entered into a collaborative agreement with Genentech, Inc. (“Genentech”) to jointly develop RAPTIVA™. In connection with the agreement, Genentech purchased 1.5 million common shares for approximately $9.0 million and agreed to fund the Company’s development costs for RAPTIVA™ until first FDA approval. This funding was through a series of convertible subordinated notes due at the earlier of April of 2005 or upon regulatory approval of RAPTIVA™. During 1996, Genentech made loans totaling $13.5 million ($5.0 and $8.5 million, respectively, for funding 1996 and 1997 clinical trials and development costs) to XOMA under this arrangement. An additional loan of $10.0 million was made in December of 1997 to fund 1998 costs. Under the terms of the agreement, the Company would scale up and develop RAPTIVA™ and bring it through Phase II clinical trials. In December of 1998, Genentech made a $2.0 million milestone payment to XOMA for successful completion of a Phase II study. In April of 1999, the companies extended and expanded the agreement. XOMA is entitled to receive a 25% interest in U.S. profits and losses from RAPTIVA™ in all indications, and a royalty on sales outside the U.S. Genentech financed XOMA’s share of development costs via a long-term convertible loan until the FDA approval

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the product on October 27, 2003. The Company received $10.8 million, $10.4 million, and $10.5 million net funding from Genentech under the development agreement for the years ended December 31, 2003, 2002, and 2001, respectively. See Note 6 to the Consolidated Financial Statements for a discussion of the financing arrangement with XOMA and Genentech.

In November of 2001, XOMA announced its agreement with Millennium Pharmaceuticals, Inc. (“Millennium”) to develop two of Millennium’s biotherapeutic agents, MLN2222 (also known as CAB2) and MLN2201, for certain vascular inflammation indications. On October 10, 2003, the Company announced the discontinuation of development of MLN2201. Under the terms of the amended investment agreement in November of 2003, the Company exercised its option to sell 763,719 common shares to Millennium for gross proceeds of $5.4 million or $7.07 per share. As a result of the discontinuation of MLN2201, the remaining funding amounts were reduced 40% from a total of $33.5 million to a total of $20.1 million. Under the terms of the development agreement, the Company has no future obligations to pay milestone payments to Millennium for MLN2201.

XOMA and Millennium are continuing with the development of MLN2222, a complement inhibitor under development to potentially reduce the incidence of death and heart attack in patients undergoing procedures involving the use of cardiopulmonary bypass (CPB), a heart-lung bypass machine used for coronary artery bypass graft surgery. Under the terms of the agreement, XOMA is responsible for development activities and related costs through the completion of Phase II trials. XOMA will make future payments to Millennium upon achievement of certain clinical milestones. After successful completion of Phase II, Millennium will have the right to commercialize the product and XOMA will have the option to choose between further participation in the development program and eventual profit sharing, or alternatively being entitled to future royalty and milestone payments. See Note 6 to the Consolidated Financial Statements for a discussion of the financing arrangement with XOMA and Millennium.

In January of 2001, XOMA signed a strategic process development and manufacturing agreement with Onyx Pharmaceuticals, Inc. (“Onyx”) for its ONYX-015 product. In June of 2003, Onyx announced that it was discontinuing its therapeutic virus program to focus its resources on its BAY 43-9006 anticancer compound. Onyx subsequently notified XOMA on June 23, 2003 of its intention to terminate the Company’s related process development and manufacturing agreement effective 120 days from the date of notification. Under the terms of the agreement, Onyx paid $0.5 million as a facility fee plus $1.0 million as a termination fee

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the fourth quarter of 2003 and in accordance with our revenue recognition policy, these amounts were recognized primarily in the fourth quarter of 2003 as the Company’s service commitments were completed at that time. Additionally, the Company accelerated the amortization of $1.0 million remaining in deferred revenue over the 120-day notification period.

In January of 2000, Baxter’s Hyland Immuno division acquired the worldwide rights to XOMA’s NEUPREX® (rBPI21) for development in antibacterial and anti-endotoxin indications. XOMA received initial non-refundable license and signing fees of $10.0 million. In July of 2003, the Company and Baxter terminated the license and supply agreements for the NEUPREX® product. XOMA received a one-time termination payment of $10.0 million in January of 2004. Until such payment was made, Baxter continued to reimburse the Company for a portion of certain development expenses as they were incurred. The Company recognized the $10.0 million termination fee as revenue at the time of the termination in the third quarter of 2003. In addition, XOMA recorded a charge of $1.3 million related to the Baxter inventory, which would no longer have net realizable value following the Baxter agreement termination. Due to the nature of the inventory, the $1.3 million charge was recorded in research and development expense.

In December of 2003, XOMA entered into a collaboration agreement with Alexion Pharmaceuticals, Inc. (“Alexion”) to jointly develop and commercialize a rationally designed TPO mimetic antibody to treat chemotherapy-induced thrombocytopenia. Under the terms of the agreement, Alexion and XOMA will share development and commercialization expenses, including preclinical development, manufacturing, and marketing costs world-wide, as well as revenues, generally on a 70-30 basis, with Alexion retaining the larger portion. Alexion is entitled to receive payments tied to initiation of the collaboration and achievement of a regulatory milestone. XOMA is entitled to royalty payments and milestones related to its bacterial expression technology.

In December of 2003, XOMA and Diversa Corporation (“Diversa”) entered into a licensing and product development agreement. Under the terms of the agreement, Diversa will receive a license to use XOMA’s antibody expression technology for developing antibody products independently and with collaborators, and an option to a license for the production of antibodies under the XOMA patents. XOMA will receive a license fee and potential future milestone and royalty payments. Under the terms of the development portion of the agreement, XOMA and Diversa will combine their respective capabilities to discover and develop antibodies. Diversa will receive research funding and is entitled to receive milestones and royalties on any drugs developed under the agreement.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Convertible Notes And Other Arrangements

Genentech

Under an arrangement with Genentech (see Note 5), the Company received financing for its share of RAPTIVA™ development costs through the issuance of convertible subordinated notes due at the earlier of April of 2005 or upon first regulatory approval of RAPTIVA™, which occurred on October 27, 2003. The notes bear interest at rates of LIBOR plus 1% (2.12% at December 31, 2003) compounded and reset at the end of June and December each year. Interest is payable at maturity.

The agreement was amended March 31, 2003 to provide the following terms:

•	The credit limit under the convertible subordinated debt agreement to finance XOMA’s share of development costs was increased to $80.0 million. The convertible subordinated note was to mature upon the earlier of (a) April of 2005, except for advances made after April of 2003, in which case payment will be due on the second anniversary date(s) of such advances or (b) within 90 days after first product approval which occurred on October 27, 2003. At XOMA’s election, the convertible subordinated note was to be repaid in cash or with shares with the conversion price to be calculated at the time of payment based on the fair market value at the time of election. If repayment were triggered by product approval, XOMA could elect to defer payment of up to $40.0 million as an offset against the Company’s proceeds from its 25% share of U.S. operating profits on the product. Following product approval, on November 3, 2003, XOMA announced its election to defer payment of approximately $40.0 million of this debt as provided above and on December 22, 2003 the Company issued 2,959 of convertible preference shares to repay the approximately $29.6 million remaining outstanding balance.

•	An additional $15.0 million debt facility was established to finance XOMA’s share of U.S. commercialization costs. The note payable was to mature upon the earlier of (a) April of 2005, except for advances made after April of 2003 in which case payment will be due on the second anniversary date(s) of such advances or (b) within 90 days after first product approval by the FDA which occurred on October 27, 2003. At December 31, 2003, the outstanding balance under this note totaled approximately $13.3 million. Under the terms of the agreement, the outstanding balance of $3.0 million related to 2002 commercialization costs was repaid in cash on January 23, 2004. The remaining balance of $10.3 million which relates to 2003 commercialization costs must be repaid by April 30, 2004.

•	XOMA granted Genentech a security interest in the Company’s profit share on RAPTIVATM as collateral against any unpaid past due amounts of the loans.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Millennium

In May of 2003, the Company announced the amendment of certain terms of the investment agreement with Millennium (see Note 5). The key elements of the revised investment agreement include an extension of the maturity date of the $5.0 million outstanding convertible debt from May of 2003 to February of 2004 and a re-scheduling of the Company’s decision points regarding whether to sell the remaining common shares from three option dates through May of 2004 to six option dates through February of 2005. In June of 2003, the Company exercised its option to sell 608,766 shares to Millennium for gross proceeds of $4.0 million or $6.57 per share. In November of 2003, the Company exercised its option to sell 763,719 shares to Millennium for gross proceeds of $5.4 million or $7.07 per share.

On October 10, 2003, the Company announced the discontinuation of development of MLN2201, one of two products of ongoing development collaboration with Millennium. Under the terms of the amended investment agreement and as a result of the termination of the MLN2201 development program coupled with the November 2003 funding, the remaining funding amounts were reduced 40% from a total of $33.5 million to a total of $20.1 million. Under the terms of the development agreement, the Company has no future obligations to pay milestone payments to Millennium for MLN2201.

7.    Share Capital

Common Shares

In June and November of 2003, the Company issued 1,372,485 common shares for net proceeds of $9.4 million related to the investment agreement with Millennium.

In September of 2003, the Company sold 9,000,000 common shares at a price of $8.00 per share in an underwritten public offering. The Company received approximately $67.2 million of net proceeds during the third quarter of 2003. In October of 2003, the underwriters for the public offering exercised their option to purchase 1,350,000 common shares at $8.00 per share to cover over-allotments. The Company received $10.2 million in additional net cash proceeds.

In December of 2002, the Company issued 1,443,418 common shares for net proceeds of $7.1 million related to the investment agreement with Millennium.

In June of 2001, the Company issued 3,000,000 common shares for net proceeds of $43.3 million in a public offering.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preference Shares

As of December 31, 2003, the Company has the authority to issue 1,000,000 preference shares, par value $.05 per share. Of these, 135,000 preference shares have been designated Series A Preference Shares and 8,000 preference shares have been designated Series B Preference Shares.

•	Series A: As of December 31, 2003, the Company has authorized 135,000 Series A Preference Shares of which none were outstanding at December 31, 2003, 2002 and 2001. (See “Shareholder Rights Plan” below.)

•	Series B. As of December 31, 2003, the Company has authorized 8,000 Series B Preference Shares. In December of 2003, the Company issued 2,959 of the Series B preference shares to Genentech in repayment of $29.6 million of the outstanding balance under the convertible subordinated debt agreement. Pursuant to the rights of the Series B preference shares, the holders of Series B preference shares will not be entitled to receive any dividends on the Series B preference shares. The Series B preference shares will rank senior with respect to rights on liquidation, winding-up and dissolution of XOMA to all classes of common shares. Upon any voluntary or involuntary liquidation, dissolution or winding-up of XOMA, holders of Series B preference shares will be entitled to receive $10,000 per share of Series B preference shares before any distribution is made on the common shares. The holders of Series B preference shares will have no voting rights, except as required under Bermuda law.

The holder of Series B preference shares has the right to convert Series B preference shares into common shares at a conversion price equal to approximately $7.75 per common share, subject to adjustment in certain circumstances. Accordingly, the 2,959 issued Series B preference shares are convertible into approximately 3,818,000 common shares.

The Series B preference shares will be automatically converted into common shares at its then effective conversion rate immediately upon the transfer by the initial holder to any third party which is not an affiliate of such holder. We will have the right, at any time and from time to time, to redeem any or all Series B preference shares for cash in an amount equal to the conversion price multiplied by the number of common shares into which each such share of Series B preference shares would then be convertible.

See Note 6 to the Consolidated Financial Statements, Convertible Notes And Other Arrangements.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management Incentive Compensation Plan

The Board of Directors of the Company established a Management Incentive Compensation Plan effective July 1, 1993 (as amended, the “Incentive Plan”), in which management employees (other than the Chief Executive Officer), as well as certain additional discretionary participants chosen by the Chief Executive Officer, are eligible to participate.

Currently, awards under the MICP vest over a three-year period with 50% of each award payable during the first quarter of the following fiscal year, and 25% payable on each of the next two annual distribution dates, so long as the participant remains an employee of the Company. The 50% on the first distribution date is payable half in cash and half in common shares. The balance on the next two annual distribution dates is payable, at the election of the participant, all in cash, all in common shares or half in cash and half in common shares or, for elections not made in a timely manner, all in common shares.

The maximum number of common shares issuable pursuant to awards made for the years ended December 31, 2003 and 2002 under the Incentive Plan were 165,822 and 161,139, respectively, and these shares have been reserved under the Restricted Plan (as defined below).

The amounts charged to expense under the Incentive Plan were $1.6 million, $1.0 million and $0.8 million for the plan years 2003, 2002 and 2001, respectively. As of December 31, 2003, $1.4 million was accrued related to this plan.

Employee Share Purchase Plan

In 1998, the shareholders approved the 1998 Employee Share Purchase Plan (the “Share Purchase Plan”) which provides employees of the Company the opportunity to purchase common shares through payroll deductions. The Company has reserved 1,500,000 common shares for issuance under the Share Purchase Plan. An employee may elect to have payroll deductions made under the Share Purchase Plan for the purchase of common shares in an amount not to exceed 15% of the employee’s compensation. The purchase price per common share will be either (i) an amount equal to 85% of the fair market value of a common share on the first day of a 24-month offering period or on the last day of such offering period, whichever is lower, or (ii) such higher price as may be set by the Compensation Committee of the Board at the beginning of such offering period. In 2003 and 2002, employees purchased 43,246 common shares and 28,227 common shares, respectively under the Share Purchase Plan. Payroll deductions under the Share Purchase Plan totaled $0.4 million, $0.5 million, and $0.3 million for 2003, 2002 and 2001, respectively.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shareholder Rights Plan

On February 26, 2003, the Company’s Board of Directors unanimously adopted a Shareholder Rights Plan (the “Rights Plan”), which is designed to extend the provisions of a similar rights plan originally adopted in October of 1993. Under the Rights Plan, Preference Share Purchase Rights (“Rights”) will be authorized and granted at the rate of one Right for each common share held of record as of the close of business on April 2, 2003. Each Right entitles the registered holder of common shares to buy a fraction of a share of the new series of Preference Shares (the “Series A Preference Shares”) at an exercise price of $30.00, subject to adjustment. The Rights will be exercisable, and will detach from the common share, only if a person or group acquires 20 percent or more of the common shares, announces a tender or exchange offer that if consummated will result in a person or group beneficially owning 20 percent or more of the common shares, or if the Board of Directors declares a person or group owning 10 percent or more of the outstanding common shares to be an Adverse Person (as defined in the Rights Plan). Once exercisable, each Right will entitle the holder (other than the acquiring person) to purchase units of Series A Preference Share (or, in certain circumstances, common shares of the acquiring person) with a value of twice the Rights exercise price. The Company will generally be entitled to redeem the Rights at $.001 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on February 26, 2013.

Shares Reserved for Future Issuance

The Company has reserved common shares for future issuance as of December 31, 2003 as follows:

Share option plans	9,092,678
Employee share purchase plan	1,173,780
Warrants	600,000

Total	10,866,458

The Series B preference shares are convertible into common shares. On December 22, 2003, the Company issued 2,959 shares to Genentech in payment of the $29.6 million outstanding balance under the convertible subordinated note agreement.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share Options And Warrants

At December 31, 2003, the Company had share-based compensation plans, as described below. The aggregate number of common shares that may be issued under these plans is 11,465,000 shares.

Share Option Plan

Under the Company’s amended 1981 Share Option Plan (the “Option Plan”), qualified and non-qualified options of the Company’s common shares may be granted to certain employees and other individuals as determined by the Board of Directors at not less than the fair market value of the shares at the date of grant. Options granted under the Option Plan may be exercised when vested and expire generally ten years from the date of grant or three months from the date of termination of employment (longer in the case of death or certain retirements). Options granted generally vest over four or five years. The Option Plan will terminate on November 15, 2011. Up to 11,150,000 shares are authorized for issuance under the Option Plan. As of December 31, 2003, options covering 4,879,881 common shares were outstanding under the Option Plan.

Restricted Share Plan

The Company also has a Restricted Share Plan (the “Restricted Plan”) which provides for the issuance of options or the direct sale of common shares to certain employees and other individuals as determined by the Board of Directors at not less than 85% of fair market value of the common shares on the grant date. Each option issued under the Restricted Plan will be a non-statutory share option under the federal tax laws and will have a term not in excess of ten years from the grant date or three months from the date of termination of employment (longer in the case of death or certain retirements). Options granted generally vest over four or five years. The Restricted Plan will terminate on November 15, 2011.

The Company has granted options with exercise prices at 85% of fair market value on the date of grant. Up to 1,500,000 shares are authorized for issuance under the Restricted Plan, subject to the condition that not more than 11,150,000 shares are authorized under both the Option Plan and the Restricted Plan. As of December 31, 2003, options covering 407,295 common shares were outstanding under the Restricted Plan.

The Company amortizes deferred compensation, which is the difference between the issuance price or exercise price as determined by the Board of Directors and the fair market value of the shares at the date of sale or grant over the period benefited.

Directors Share Option Plan and Other Options

In 1992, the shareholders approved a Directors Share Option Plan (the “Directors Plan”) which provides for the issuance of options to purchase common shares to non-employee

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

directors of the Company at 100% of the fair market value of the shares on the date of the grant. Up to 300,000 shares are authorized for issuance during the term of the Directors Plan. Options vest on the date of grant and have a term of up to ten years. As of December 31, 2003, options for 242,500 common shares were outstanding under the Directors Plan.

In addition, in July 2002, the Company granted a non-qualified fully-vested option to a director to purchase 15,000 common shares at 100% of the fair market value of the shares on the date of grant, which will expire in ten years. This option was not issued as part of the Directors Plan.

Share Option Plans Summary

A summary of the status of the all of Company’s share option plans as of December 31, 2003, 2002 and 2001 and changes during years ended on those dates is presented below:

	2003		2002		2001
Options:	Shares	Price *	Shares	Price *	Shares	Price *
Outstanding at beginning of year	4,769,463	$5.89	4,166,610	$5.58	3,752,662	$5.00
Granted
(1)	3,500	6.41	33,500	5.00	1,750	9.28
(2)	1,301,400	4.10	791,625	8.19	667,200	9.39
Exercised	(165,361)	3.21	(83,589)	4.44	(105,502)	4.11
Forfeited, expired or cancelled (3)*	(364,326)	7.49	(138,683)	10.57	(149,500)	7.85

Outstanding at end of year	5,544,676	5.44	4,769,463	5.89	4,166,610	5.59

Exercisable at end of year	3,555,466		3,334,392		2,949,400

* Weighted average fair value of options granted
(1)		$6.41		$4.42		$7.92
(2)		$4.10		$6.46		$7.45

*	Weighted-average exercise price:
(1)	Option price less than market price on date of grant as provided for in the Restricted Share Plan.
(2)	Option price equal to market price on date of grant.
(3)	The Company adjusts for forfeitures as they occur.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about share options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Life *	Price **	Number Exercisable	Price **
$2.00 – 2.38	169,883	1.20	$2.36	169,633	$2.36
2.56 – 2.56	987,141	1.03	2.56	987,141	2.56
2.60 – 3.33	995,475	8.63	3.29	91,675	3.00
3.38 – 5.00	1,188,797	5.08	4.32	996,173	4.36
5.19 – 8.63	1,169,968	6.10	7.18	754,016	7.05
8.87 – 13.95	1,033,412	7.28	10.10	556,828	10.12

2.00 – 13.95	5,544,676	5.50	5.44	3,555,466	5.20

*	Weighted-average remaining contractual life
**	Weighted-average exercise price

Warrants

In February 2000, warrants to purchase up to 250,000 common shares at $5.00 per share and expiring in February of 2005 were issued to the placement agents in conjunction with a private placement of common shares. As of December 31, 2003, all of these warrants were outstanding.

In July of 1999, warrants to purchase up to 150,000 common shares at $5.75 per share and expiring in July of 2004 were issued to the placement agents in conjunction with a private placement of common shares. As of December 31, 2003, all of these warrants were outstanding.

XOMA issued 379,000 warrants to purchase common shares in January of 1999 and March of 1999. Each January and March 1999 warrant entitled the holder thereof to purchase one common share, subject to anti-dilution adjustments. The remaining holder, OTAPE Investments LLC, exercised the remaining warrants in a net issuance in January of 2004 for 15,500 common shares. As of December 31, 2003, there were 75,000 of the January 1999 warrants still outstanding.

In July of 1998, warrants to purchase 250,000 common shares at $6.00 per share were issued to Incyte in partial payment of license fees. These warrants expire in July 2008. As of December 31, 2003, there were 125,000 warrants still outstanding.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All of the above warrants were exercisable upon issuance. The fair value of the warrants issued to placement agents and advisors were determined using the Black Scholes valuation method and capitalized as issuance costs associated with the equity financing and charged against paid-in capital.

8.    Commitments And Contingencies

Collaborative Agreements and Royalties

The Company is obligated to pay royalties, ranging generally from 1.5% to 5% of the selling price of the licensed component and up to 25% of any sublicense fees to various universities and other research institutions based on future sales or licensing of products that incorporate certain products and technologies developed by those institutions.

Leases

As of December 31, 2003, the Company leased administrative, research facilities, certain laboratory and office equipment under capital and operating leases expiring on various dates through 2009.

Future minimum lease commitments are as follows (in thousands):

	Capital Leases	Operating Leases
2004	$572	$2,894
2005	282	2,890
2006	—	2,900
2007	—	2,730
2008	—	708
Thereafter	—	—

Minimum lease payments	854	$12,122

Less: amount representing interest expense	(62)

Present value of minimum lease payments	792
Less: current portion	520

Long-term capital lease obligations	$272

Total rental expense was approximately $2.8 million, $2.8 million, and $3.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

In July of 2003, a complaint was filed in the General Court of Justice, Superior Court Division, Orange County, North Carolina, in a lawsuit captioned Hamlet v. Genentech, Inc., et al., No. 03 CVS 1161, and was subsequently amended, by a participant in one of the Phase III clinical trials of RAPTIVA™. The complaint asserts claims for alleged negligence, breach of fiduciary duty, fraud, misrepresentation and medical negligence against the plaintiff’s treating physician, the physician’s medical practice, Genentech, XOMA, the institutional review board responsible for the trial and the contract research organization retained to conduct the trial. The complaint seeks unspecified compensatory damages alleged to be in excess of $10,000.00. As set forth in the complaint, the plaintiff was initially in the placebo group of this trial; he did not receive RAPTIVA™ during this time, and his claims are based on his failure to receive his indicated treatment, not his receipt of RAPTIVA™. Although this case is at an early stage, XOMA believes the claims against it to be without merit and intends to vigorously defend against them. XOMA has filed a motion to dismiss all claims against it, and discovery has not yet commenced.

9.    Income Taxes

The significant components of net deferred tax assets as of December 31 are as follows (in millions):

	2003	2002
Capitalized R&D expenses	$28.4	$30.2
Net operating loss carryforwards	81.4	74.3
R&D and other credit carryforwards	17.7	19.8
Other	0.3	0.7
Valuation allowance	(127.8)	(125.0)

Net deferred tax asset	$—	$—

The net change in the valuation allowance was a $2.8 million increase, a $0.2 million increase, and a $4.6 million increase for the years ended December 31, 2003, 2002 and 2001, respectively.

FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and carryback potential, the Company has determined that total deferred tax assets to be fully offset by a valuation allowance.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

XOMA’s accumulated federal and state tax net operating loss carryforwards (“NOLs”) and credit carryforwards as of December 31, 2003 are as follows:

	Amounts (in million)	Expiration Dates
Federal
NOLs	$231.6	2004 – 2023
Credits	10.9	2016 – 2018
State
NOLs	45.4	2004 – 2008
Credits	10.2	Do not expire

The availability of the Company’s net operating loss and tax credit carryforwards may be subject to substantial limitation if it should be determined that there has been a change in ownership of more than 50 percent of the value of the Company’s shares over a three year period.

10.    Related Party Transactions

In 1993, the Company granted a short-term, secured loan to an officer, director and shareholder of the Company which has been extended annually. In March of 2003, the outstanding principal and interest were paid in full.

11.    Deferred Savings Plan

Under section 401(k) of the Internal Revenue Code of 1986, the Board of Directors adopted, effective June 1, 1987, a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 50% of their eligible compensation per payroll period, up to a maximum for 2003 of $12,000 (or $14,000 for employees over 50 years of age). The Company may, at its sole discretion, make contributions each plan year, in cash or in the Company’s common shares in amounts which match up to 50% of the salary deferred by the participants. The expense related to these contributions was $0.6 million; $0.5 million and $0.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Subsequent Events

Millennium

On February 24, 2004, the Company entered into an amendment of certain terms of the investment agreement with Millennium. The key elements of the revised investment agreement include an extension of the maturity date of the $5.0 million outstanding convertible debt to April 15, 2004 (or the third business day after the date the related registration statement is declared effective, if later), and a re-scheduling of the Company’s decision points regarding whether to sell the remaining $14.7 million worth of common shares from option dates through May of 2004, to four option dates through March of 2005, at each of which XOMA may issue up to $3,675,000 worth of common shares.

Management Incentive Compensation Plan

On February 25, 2004, the Board of Directors has adopted, subject to shareholder approval, amendments to the MICP to (i) change the mix of cash and common shares used to pay all awards to 50% cash and 50% common shares, rather than, at the election of the recipient, up to 75% cash and 25% common shares or 75% common shares and 25% cash and (ii) advance the timing of payment of awards to a one-time award soon after the end of the relevant fiscal year, rather than three payments over three years.

Chiron

On February 27, 2004, the Company entered into an exclusive multi-product collaboration agreement with Chiron Corporation (“Chiron”) for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the agreement, the companies will share costs and profits on a 70-30 basis, with XOMA’s share being 30%. XOMA receives an initial payment of $10 million and a loan facility of up to $50 million to fund up to 75% of its share of development expenses. Chiron’s profit share is subject to a limited upward adjustment, which in turn may be reduced if XOMA achieves certain milestones or if Chiron elects to extend the program.

Index To Exhibits

Exhibit Number

1	Underwriting Agreement dated as of June 26, 2001 by and between XOMA Ltd. and the several underwriters named therein (Exhibit 2).[1]

3.1	Memorandum of Continuance of XOMA Ltd. (Exhibit 3.4).[2]

3.2	Bye-Laws of XOMA Ltd. (as amended) (Exhibit 3.2).[3]

4.1	Shareholder Rights Agreement dated as of February 26, 2003 by and between XOMA Ltd. and Mellon Investor Services LLC as Rights Agent (Exhibit 4.1).[3]

4.2	Form of Resolution Regarding Preferences and Rights of Series A Preference Shares (Included as Exhibit A to Exhibit 4.1 above) (Exhibit 4.2).[3]

4.3	Form of Resolution Regarding Preferences and Rights of Series B Preference Shares (Exhibit 4.3).[2]

4.5	Form of Common Stock Purchase Warrant (Incyte Warrants) (Exhibit 2).[4]

4.6	Form of Common Share Purchase Warrant (January and March 1999 Warrants) (Exhibit 5).[5]

4.7	Form of Common Share Purchase Warrant (July 1999 Warrants) (Exhibit 4).[6]

4.8	Form of Common Share Purchase Warrant (2000 Warrants) (Exhibit 4).[7]

10.1	1981 Share Option Plan as amended and restated (Exhibit 10.1).[8]

10.1A	Form of Share Option Agreement for 1981 Share Option Plan (Exhibit 10.2).[8]

10.2	Restricted Share Plan as amended and restated (Exhibit 10.3).[8]

10.2A	Form of Share Option Agreement for Restricted Share Plan (Exhibit 10.4).[8]

10.2B	Form of Restricted Share Purchase Agreement for Restricted Share Plan (Exhibit 10.5).[8]

10.3	1992 Directors Share Option Plan as amended and restated (Exhibit 10.7).[8]

10.3A	Form of Share Option Agreement for 1992 Directors Share Option Plan (initial grants) (Exhibit 10.8).[8]

10.3B	Form of Share Option Agreement for 1992 Directors Share Option Plan (subsequent grants) (Exhibit 10.9).[8]

10.4	Management Incentive Compensation Plan as amended and restated (Exhibit 10.6).[8]

10.5	1998 Employee Share Purchase Plan (Exhibit 10.11).[8]

Exhibit Number

10.6	Form of indemnification agreement for officers (Exhibit 10.6).[9]

10.7	Form of indemnification agreement for employee directors (Exhibit 10.7).[9]

10.8	Form of indemnification agreement for non-employee directors (Exhibit 10.8).[9]

10.9	Employment Agreement dated April 29, 1992 between the Company and John L. Castello (Exhibit 10.9).[9]

10.10	Employment Agreement dated April 1, 1994 between the Company and Peter B. Davis (Exhibit 10.10).[10]

10.11	Employment Agreement dated March 26, 2003 between XOMA (US) LLC and Patrick J. Scannon, M.D., Ph.D.

10.12	Lease of premises at 890 Heinz Street, Berkeley, California dated as of July 22, 1987 (Exhibit 10.12).[9]

10.13	Lease of premises at Building E at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of April 21, 1988 (Exhibit 10.13).[9]

10.14	Lease of premises at Building C at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of August 26, 1987 (Exhibit 10.14).[9]

10.15	Letter of Agreement regarding CPI adjustment dates for leases of premises at Buildings C, E and F at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 (Exhibit 10.15).[9]

10.16	Lease of premises at 2910 Seventh Street, Berkeley, California dated March 25, 1992 (Exhibit 10.16).[9]

10.19	Lease of premises at 5860 and 5864 Hollis Street, Emeryville, California dated as of November 2, 2001 (with addendum) (Exhibit 10.19).[11]

10.20	Lease of premises at 2850 Seventh Street, Second Floor, Berkeley, California dated as of December 28, 2001 (with addendum and guaranty) (Exhibit 10.20).[11]

10.21	License Agreement dated as of August 31, 1988 between the Company and Sanofi (with certain confidential information deleted) (Exhibit 10.27).[9]

10.22

Amended and Restated Research and License Agreement dated September 1, 1993 between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28).[9]

Exhibit Number

10.22A

Third Amendment to License Agreement dated June 12, 1997 between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28A).[9]

10.22B	Fourth Amendment to License Agreement dated December 23, 1998 between the Company and New York University (Exhibit 10.22B).[12]

10.22C	Fifth Amendment to License Agreement dated June 25, 1999 between the Company and New York University (Exhibit 10.21C).[13]

10.22D

Sixth Amendment to License Agreement dated January 25, 2000 between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.1).[14]

10.23	Cross License Agreement dated December 15, 1993 between Research Development Foundation and the Company (with certain confidential information deleted) (Exhibit 10.23).[12]

10.24	Cross License Agreement dated December 15, 1993 between the Company and Research Development Foundation (with certain confidential information deleted) (Exhibit 10.24).[12]

10.25

Technology Acquisition Agreement dated June 3, 1994 between Connective Therapeutics, Inc. (now called Connetics Corporation) and the Company (with certain confidential information deleted) (Exhibit 10.46).[10]

10.25A	Amendment Number One to Technology Acquisition Agreement dated December 8, 1999 between Connetics Corporation and XOMA (US) LLC (with certain confidential information deleted) (Exhibit 10.23A).[13]

10.25B	Agreement dated December 8, 1999 by and between The Immune Response Corporation and XOMA (US) LLC (with certain confidential information deleted) (Exhibit 10.23B).[13]

10.26

Collaboration Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.1).[14]

10.26A

Amendment to Collaboration Agreement, dated as of April 14, 1999, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.5).[15]

Exhibit Number

10.26B

Amended and Restated Collaboration Agreement, dated March 31, 2003 by and between XOMA (US) LLC and Genentech, Inc. with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[23]

10.26C	Amended and Restated Convertible Secured Note Agreement (Development Loan), dated as of March 31, 2003. (Exhibit 3)[23]

10.26D	Secured Note Agreement (Commercial Launch Loan), dated as of March 31, 2003 (Exhibit 4)[23]

10.26E	Security Agreement, dated as of March 31, 2003, by and between XOMA Ltd. and Genentech, Inc. (Exhibit 5)[23]

10.26F	Registration Rights Agreement, dated as of March 31, 2003, by and between XOMA Ltd. and Genentech, Inc. (Exhibit 6)[23]

10.27

Common Stock and Convertible Note Purchase Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.2).[16]

10.27A	Amendment to Common Stock and Convertible Note Purchase Agreement, dated as of April 14, 1999, between XOMA Ltd. and Genentech, Inc. (Exhibit 10.6).[15]

10.28

Convertible Subordinated Note Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.3).[16]

10.28A

Amendment to Convertible Subordinated Note Agreement, dated as of June 13, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.4).[16]

10.28B

Second Amendment to Convertible Subordinated Note Agreement, dated as of April 14, 1999, between the XOMA Ltd. and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.7).[15]

Exhibit Number

10.29

License Agreement between Incyte Pharmaceuticals, Inc. and XOMA Corporation effective as of July 9, 1998 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 1).[4]

10.30	Registration Rights Agreement dated as of July 9, 1998 by and among the Company and Incyte Pharmaceuticals, Inc. (Exhibit 3).[4]

10.31	Form of Subscription Agreement, dated as of January 28, 1999, by and between XOMA Ltd. and the purchasers of Common Shares in the January 1999 Private Placement (Exhibit 2).[5]

10.32	Form of Registration Rights Agreement, dated as of January 28, 1999, by and between XOMA Ltd. and the purchasers of Common Shares in the January 1999 Private Placement (Exhibit 3).[5]

10.33

Form of Escrow Agreement, dated as of January 28, 1999, by and between XOMA Ltd., Brian W. Pusch, as Escrow Agent and the purchasers of Common Shares in the January 1999 Private Placement (Exhibit 4).[5]

10.34

License Agreement dated as of January 25, 2000 between XOMA Ireland Limited and Baxter Healthcare Corporation (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2).[17]

10.34A	Letter Agreement, dated June 30, 2003 terminating the License Agreement, dated as of January 25, 2000 between XOMA Ireland Limited and Baxter Healthcare Corporation (Exhibit 10.3)[25]

10.35

Supply and Development Agreement dated as of January 25, 2000 between XOMA (US) LLC and Baxter Healthcare Corporation (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3).[17]

10.35A	Letter Agreement, dated June 30, 2003 terminating the Supply Agreement effective as of January 25, 2000 between XOMA (US) LLC and Baxter Healthcare Corporation (Exhibit 10.4)[25]

10.36	Form of Subscription Agreement, dated as of February 8, 2000 by and between XOMA Ltd. and the purchasers of Common Shares in the February 2000 Private Placement (Exhibit 2).[7]

Exhibit Number

10.37	Form of Registration Rights Agreement, dated as of February 11, 2000 by and between XOMA Ltd. and the purchasers of Common Shares in February 2000 Private Placement (Exhibit 3).[7]

10.38	Form of Registration Rights Agreement, dated as of February 11, 2000 by and between XOMA Ltd. and the placement agents in the February 2000 private placement (Exhibit 5).[7]

10.39

Process Development and Manufacturing Agreement, dated as of January 29, 2001 between XOMA (US) LLC and Onyx Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2).[18]

10.39A

Amendment #1 to the Process Development and Manufacturing Agreement, dated as April 15, 2002 between XOMA (US) LLC and Onyx Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 39A).[19]

10.40

Development and License Agreement, dated November 26, 2001, by and among XOMA (US) LLC, XOMA Ireland Limited and Millennium Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[20]

10.41

Investment Agreement, dated as of November 26, 2001, by and among XOMA, Millennium Pharmaceuticals, Inc. and mHoldings Trust (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3).[20]

10.41A	Letter Agreement, dated May 16, 2003 by and among XOMA Ltd., Millennium Pharmaceuticals, Inc. and mHoldings Trust (Exhibit 6)[24]

10.41B	Letter Agreement, dated February 24, 2004 by and between XOMA Ltd. and Millennium Pharmaceuticals, Inc. (Exhibit 8)[29]

10.42

Convertible Subordinated Promissory Note dated November 26, 2001 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 4).[20]

10.42A	Amendment No. 1 to Convertible Subordinated Promissory Note dated November 5, 2002 (Exhibit 10.3A).[21]

Exhibit Number

10.43

Registration Rights Agreement dated as of November 26, 2001 by and among XOMA, Millennium Pharmaceuticals, Inc. and mHoldings Trust (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 5).[20]

10.44

License Agreement by and between XOMA Ireland Limited and MorphoSys AG, dated as of February 1, 2002 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.43).[22]

10.45

License Agreement by and between XOMA Ireland Limited and DYAX Corp., dated as of October 16, 2002 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.45).[3]

10.46

License Agreement by and between XOMA Ireland Limited and Cambridge Antibody Technology Limited, dated as of December 22, 2002 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.46).[3]

10.47	Underwriting Agreement, dated September 19, 2003 by and among the Company and the underwriters named therein. (Exhibit 2)[26]

10.48

Co-Development and Co-Commercialization Agreement, dated as of December 17, 2003, by and between Alexion Pharmaceuticals, Inc. and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission). (Exhibit 2)[27]

10.49

License Agreement, dated as of December 29, 2003, by and between Diversa Corporation and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission). (Exhibit 2)[28]

10.50

Agreement, dated February 27, 2004, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission).

Exhibit Number

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certification of John L. Castello, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter B. Davis, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John L. Castello, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Peter B. Davis, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated March 15, 2004, furnished herewith.

Footnotes

1.	Incorporated by reference to the referenced exhibit to Company’s Current Report on Form 8-K dated and filed on June 27, 2001.
2.	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-4 filed November 17, 1998, as amended.
3.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
4.	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated July 9, 1998 filed July 16, 1998.
5.	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated January 28, 1999 filed January 29, 1999, as amended.
6.	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated July 23, 1999 filed July 26, 1999.
7.	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated February 11, 2000 filed February 14, 2000.
8.	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-8 filed August 28, 2003.
9.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended.
10.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
11.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
12.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
13.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

14.	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
15.	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.
16.	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-3 filed June 28, 1996.
17.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 2 to Current Report on Form 8-K/A dated and filed March 9, 2000.
18.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 on Form 8-K/A dated and filed February 13, 2001.
19.	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.
20.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated and filed December 13, 2001 as amended by Amendment No. 2 to Current Report on Form 8-K/A dated and filed October 24, 2002.
21.	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-3 filed November 6, 2002.
22.	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, dated and filed on December 12, 2002.
23.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Form 8-K/A, dated March 31, 2003 filed April 18, 2003.
24.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 3 on Form 8-K/A, dated November 26, 2001 filed May 21, 2003.
25.	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.
26.	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated September 19, 2003 filed September 24, 2003.
27.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 on Form 8-K/A dated December 18, 2003 filed January 9, 2004.
28.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 on Form 8-K/A dated January 6, 2004 filed January 29, 2004.
29.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 4 on Form 8-K/A dated November 26, 2001 filed February 24, 2004.

