Form 10-Q
period 2004-03-31
XOMA LTD /DE/
filed 2004-05-10
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File No. 0-14710

XOMA Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	52-2154066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2910 Seventh Street, Berkeley, CA 94710

(Address of principal executive offices, including zip code)

(510) 204-7200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2004
Common shares US$.0005 par value	84,400,754

XOMA Ltd.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,538	$84,812
Short-term investments	469	436
Receivables	128	10,625
Related party receivables – current	85	94
Prepaid expenses and other	1,132	1,267

Total current assets	80,352	97,234
Property and equipment, net	20,981	21,337
Related party receivables – long-term	103	120
Deposits and other	160	159

Total assets	$101,596	$118,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,259	$5,058
Accrued liabilities	8,429	6,163
Notes payable – current	10,389	13,343
Capital lease obligations – current	490	520
Deferred revenue – current	1,866	90
Convertible note – current	5,319	5,284

Total current liabilities	28,752	30,458

Capital lease obligations – long-term	148	272
Deferred revenue – long-term	3,194	—
Interest bearing long-term obligation	40,117	39,906

Total liabilities	72,211	70,636

Shareholders’ equity:
Preference shares, $.05 par value, 1,000,000 shares authorized
Series A, 135,000 designated, no shares issued and outstanding	—	—
Series B, 8,000 designated, 2,959 and 2,959 shares issued and outstanding, respectively. Aggregate liquidation preference of $29.6 million.	1	1
Common shares, $.0005 par value, 135,000,000 shares authorized, 84,313,795 and 83,998,697 shares outstanding, respectively	42	42
Additional paid-in capital	648,839	647,534
Accumulated comprehensive income	198	166
Accumulated deficit	(619,695)	(599,529)

Total shareholders’ equity	29,385	48,214

Total liabilities and shareholders’ equity	$101,596	$118,850

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except per share amounts)

	Three months ended March 31,
	2004	2003
Revenues:
License and collaborative fees	$155	$1,155
Contract and other revenue	15	2,009

Total revenues	170	3,164

Operating costs and expenses:
Research and development	13,015	12,836
General and administrative	3,935	3,306
Collaboration arrangement (benefit)	3,238	(255)

Total operating costs and expenses	20,188	15,887

Loss from operations	(20,018)	(12,723)

Other income (expense):
Investment and interest income	194	113
Interest expense	(340)	(486)
Other income (expense)	(4)	2

Net loss	$(20,168)	$(13,094)

Basic and diluted net loss per common share	$(0.24)	$(0.18)

Shares used in computing basic and diluted net loss per common share	84,171	71,843

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(20,168)	$(13,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,083	860
Common shares contribution to 401(k) and management incentive plans	906	666
Increase in notes to a collaborative partner for cost allocations	—	(255)
Accrued interest on convertible notes and other interest bearing obligations	305	414
(Gain) loss on disposal/retirement of property and equipment and investments	2	—
Changes in assets and liabilities:
Receivables and related party receivables	10,521	4,355
Prepaid expenses and other	135	188
Deposits and other	(1)	25
Accounts payable	(2,798)	(1,923)
Accrued liabilities	2,268	(1,934)
Deferred revenue	4,970	(455)

Net cash used in operating activities	(2,777)	(11,153)

Cash flows from investing activities:
Transfer from restricted cash	—	1,500
Purchase of property and equipment, net of sale proceeds	(729)	(874)

Net cash provided by (used in) investing activities	(729)	626

Cash flows from financing activities:
Payments – current notes	(3,014)	—
Principal payments – short-term loan	—	(763)
Payments under capital lease obligations	(153)	(182)
Proceeds from issuance of convertible notes	—	7,837
Proceeds from issuance of common shares	399	118

Net cash provided by (used in) financing activities	(2,768)	7,010

Net decrease in cash and cash equivalents	(6,274)	(3,517)
Cash and cash equivalents at the beginning of the period	84,812	36,262

Cash and cash equivalents at the end of the period	$78,538	$32,745

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

XOMA Ltd. (“XOMA” or the “Company”), a Bermuda company, is a biopharmaceutical company that develops for commercialization antibodies and other genetically-engineered protein products to treat immunological and inflammatory disorders, cancer, and infectious diseases. The Company’s products are presently in various stages of development and most are subject to regulatory approval before they can be introduced commercially. The Company has one FDA approved product which has been commercially introduced under a collaboration agreement with Genentech, Inc. XOMA’s pipeline includes both propriety products and collaborative programs at various stages of preclinical and clinical development.

Basis of Presentation

The condensed consolidated financial statements include the accounts of XOMA and its subsidiaries. All significant intercompany accounts and transactions were eliminated during consolidation. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC on March 15, 2004.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2004, the consolidated results of the Company’s operations for the three months ended March 31, 2004 and March 31, 2003 and the Company’s cash flows for the three months then ended. The condensed consolidated balance sheet amounts at December 31, 2003, have been derived from audited consolidated financial statements. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

Critical Accounting Policies

The Company believes that there have been no significant changes in its critical accounting policies during the three months ended March 31, 2004 as compared with those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004.

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

Concentration of Risk

Cash, cash equivalents, short-term investments and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains and invests excess cash in money market funds and short-term investments that bear minimal risk. The Company has not experienced any significant

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

credit losses and does not generally require collateral on receivables. For the three months ended March 31, 2004, three customers represented 59%, 18% and 15% of total revenues and, as of March 31, 2004, there were no billed or unbilled receivables outstanding from these customers. For the three months ended March 31, 2003, three customers represented 40%, 34% and 16% of total revenues and as of March 31, 2003 billed and unbilled receivables totaled $0.2 million, $0 and $0 for these customers, respectively.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2004 presentation. Such reclassifications have not impacted previously reported revenues, operating loss or net loss.

Collaboration arrangement

Beginning in 2004, the Company is reporting its RAPTIVA™ collaboration profit or loss as a single line item to reflect the terms of the agreement with Genentech, Inc. (“Genentech”), which will include XOMA’s share of Genentech’s operating profit or loss from RAPTIVA™ sales in the United States, royalty income on sales of RAPTIVA™ outside of the United States and any research and development cost sharing adjustments. If quarterly collaboration activity results in a profit, XOMA’s portion will be included in total revenues; if the quarterly collaboration activity results in a loss, XOMA’s portion will be included in operating expenses. The Company currently anticipates that because of product launch costs, collaboration activity with respect to RAPTIVA™ will not be profitable in 2004. Research and development costs incurred directly by the Company related to RAPTIVA™ will continue to be included in research and development expense.

In connection with the revised presentation of RAPTIVA™ collaboration profit or loss, the Company reclassified co-development benefit of $855,000 from research and development expense and pre-launch commercialization expenses of $600,000 from general and administrative expense to collaboration arrangement for the quarter ended March 31, 2003.

Share-Based Compensation

In accordance with the provisions of the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123” the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, and to adopt the “disclosure only” alternative described in SFAS 123. Under APB 25, if the exercise price of the Company’s employee share options equals or exceeds the fair market value on the date of the grant or the fair value of the underlying shares on the date of the grant as determined by the Company’s Board of Directors, no compensation expense is recognized. Accordingly, the financial statements reflect amortization of compensation resulting from options granted at exercise prices which were below market price at the grant date. Had compensation cost for the Company’s share-based compensation plans been based on the fair value method at the grant dates for awards under these plans consistent with the provisions of SFAS 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below for the three months ended March 31, 2004 and 2003 (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003
Net loss – as reported	$(20,168)	$(13,094)
Deduct:
Total share-based employee compensation expense determined under fair value method	(811)	(654)

Pro forma net loss	$(20,979)	$(13,748)

Loss per share:
Basic and diluted – as reported	$(0.24)	$(0.18)
Basic and diluted – pro forma	$(0.25)	$(0.19)

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the periods indicated below:

	Three months ended March 31,
	2004	2003
Dividend yield	0%	0%
Expected volatility	79%	99%
Risk-free interest rate	1.17%	1.27%
Expected life	4.0 years	4.9 years

Comprehensive Income (Loss)

Unrealized gains or losses on the Company’s available-for-sale securities are included in other comprehensive income (loss). Comprehensive income (loss) and its components for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

	Three months ended March 31,
	2004	2003
Net loss	$(20,168)	$(13,094)
Unrealized gain (loss) on securities available-for-sale	32	(34)

Comprehensive loss	$(20,136)	$(13,128)

Net Loss Per Common Share

Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128.

The following potentially dilutive outstanding securities were not considered in the computation of diluted net loss per share because they would be antidilutive for the three months ended March 31, 2004 and 2003 (in thousands):

	Three months ended March 31,
	2004	2003
Options for common shares	6,269	5,673
Warrants for common shares	525	700
Convertible notes, debentures and related interest, as if converted	4,865	20,857

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Accrued collaboration arrangement	$3,238	$—
Accrued payroll costs	3,245	4,290
Accrued clinical trial costs	478	451
Accrued legal fees	957	1,035
Other	511	387

Total	$8,429	$6,163

2. COLLABORATIVE AGREEMENT

On February 27, 2004, the Company entered into an exclusive multi-product collaboration agreement with Chiron Corporation (“Chiron”) for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the agreement, the companies will share costs and profits on a 70-30 basis, with XOMA’s share being 30%. XOMA is entitled to initial payments totaling $10 million ($5 million of which was received in March of 2004) and, beginning in 2005, a loan facility of up to $50 million to fund up to 75% of XOMA’s share of development expenses. Chiron’s profit share, if and when such profit is achieved, is subject to a limited upward adjustment, which in turn, may be reduced if XOMA achieves certain milestones in the development phase of the arrangement or if Chiron elects to extend the program. The Company has not recognized revenue related to the initial payment received in March of 2004, nor any cost sharing adjustment, pending finalization of various details of the arrangement.

3. INVESTMENT AGREEMENT MODIFICATION

On February 24, 2004, the Company amended certain terms of the investment agreement with Millennium Pharmaceuticals, Inc. The key elements of the revised investment agreement included an extension of the maturity date of the $5.0 million outstanding convertible debt from February of 2004 to April 15, 2004 (or the third business day after effectiveness of the related registration statement, if later), and a rescheduling of the Company’s decision points regarding whether to sell the remaining $14.7 million worth of common shares from option dates through May of 2004, to four option dates through March of 2005, at each of which the Company may issue up to $3,675,000 worth of commons shares.

4. LEGAL PROCEEDINGS

In July of 2003, a complaint was filed in the General Court of Justice, Superior Court Division, Orange County, North Carolina, in a lawsuit captioned Hamlet v. Genentech, Inc., et al., No. 03 CVS 1161, and was subsequently amended, by participants in one of the Phase III clinical trials of RAPTIVA™ . The complaint asserts claims for alleged negligence, breach of fiduciary duty, fraud, misrepresentation and medial negligence against the plaintiff’s treating physician, the physician’s medical practice, Genentech, XOMA, the institutional review board responsible for the trial and the contract research organization retained to conduct the trial. The complaint seeks unspecified compensatory damages alleged to be in excess of $10,000. As set forth in the complaint, the plaintiff was initially in the placebo group of this trial; he did not receive RAPTIVA™ during this time, and his claims are based on his failure to receive his indicated treatment, not his receipt of RAPTIVA™. Although this case is at an early stage, the Company believes the claims against it to be without merit and intends to vigorously defend against them. XOMA has filed a motion to dismiss all claims against it, and discovery is on-going.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to terms of research collaborations, investments, stock compensation, impairment issues, and the estimated useful life of assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Revenues for the three months ended March 31, 2004 were $0.2 million compared with $3.2 million for the three months ended March 31, 2003. License and collaborative fee revenue was $0.2 million for the three months ended March 31, 2004 compared with $1.2 million for the same period of 2003. The prior year amount reflected license fees from several bacterial cell expression technology license arrangements. Contract and other revenue was zero for the three months ended March 31, 2004 compared with $2.0 million for the same period of 2003, reflecting the impact of the termination of agreements with Baxter Healthcare Corporation (“Baxter”) and Onyx Pharmaceuticals, Inc. (“Onyx”). The Baxter agreement was terminated during the third quarter of 2003, and the Onyx agreement was effectively terminated in the fourth quarter of 2003. Baxter and Onyx represented 34% and 40%, respectively, of the Company’s total revenues for the three months ended March 31, 2003.

Research and development expenses for the three months ended March 31, 2004 were $13.0 million compared with $12.8 million for the same period of 2003, an increase of 1%. This increase reflected higher development costs associated with our XMP.629 compound being developed for acne, our collaborations on MLN2222 and a TPO mimetic antibody and new product research. This increase was partially offset by decreased spending on RAPTIVA™, MLN2201 (formerly known as MLN01), ING-1, NEUPREX® and Onyx-015. We continue to explore new collaborative opportunities that may affect future spending for research and development.

Our research and development activities can be divided into earlier stage programs, which include molecular biology, process development, pilot-scale production and preclinical testing, and later stage programs, which include clinical testing, regulatory affairs, and manufacturing clinical supplies. The cost associated with these programs approximate the following (in thousands):

	Three months ended March 31,
	2004	2003
Earlier stage programs	$6,703	$8,213
Later stage programs	6,312	4,623

Total	$13,015	$12,836

Our research and development activities also can be divided into those related to our internal projects and those related to collaborative arrangements. The cost related to internal projects versus collaborative arrangements approximate the following (in thousands):

	Three months ended March 31,
	2004	2003
Internal projects	$8,621	$5,318
Collaborative arrangements	4,394	7,518

Total	$13,015	$12,836

For the three months ended March 31, 2004, three development programs (MLN2222, XMP.629 and RAPTIVA™) each individually accounted for more than 10% but less than 20%, and no development program accounted for more than 20%, of our total research and development expenses. For the three months ended March 31, 2003, two development programs (MLN2201 and MLN2222) each individually accounted for more than 10% but less than 20%, one program (RAPTIVA™) accounted for more than 20% but less than 30%, and no development program accounted for more than 30%, of our total research and development expenses.

General and administrative expenses for the three months ended March 31, 2004 increased to $3.9 million from $3.3 million for the three months ended March 31, 2003, an increase of 19%. This increase reflected increased business development expenses, ongoing costs including depreciation for the new financial reporting system implemented in April 2003, and costs associated with recruiting and relocation.

In October of 2003, the U.S. Food and Drug Administration (“FDA”) approved RAPTIVA™ (efalizumab) for marketing. Beginning in 2004, we are reporting our RAPTIVA™ collaboration profit or loss as a single line item to reflect the terms of our agreement with Genentech, Inc. (“Genentech”), which will include our share of Genentech’s operating profit or loss from RAPTIVA™ sales in the United States, royalty income on sales of RAPTIVA™ outside of the United States and any research and development cost sharing adjustments. If quarterly collaboration activity results in a profit, our portion will be included in total revenues; if the quarterly collaboration activity results in a loss, our portion will be included in operating expenses. We currently anticipate that because of product launch costs, collaboration activity with respect to RAPTIVA™ will not be profitable in 2004. Research and development costs incurred directly by us related to RAPTIVA™ will continue to be included in research and development expense.

Collaboration arrangement expense, which relates exclusively to RAPTIVA™ (see Note 1), was $3.2 million for the three months ended March 31, 2004, compared with a benefit of $0.3 million for the three months ended March 31, 2003. The current year amount reflects our share of commercialization costs for RAPTIVA™ in excess of revenues less cost of goods sold. The 2003 amount reflects a research and development cost sharing adjustment in our favor in excess of our share of pre-launch marketing expenses.

	Three months ended March 31,
	2004	2003
Net collaboration loss including commercialization expense	$3,825	$600
Co-development benefit	(587)	(855)

Total collaboration arrangement expense (benefit)	$3,238	$(255)

Investment and interest income for the three months ended March 31, 2004 was $0.2 million compared with $0.1 million for the same period of 2003. The increase resulted principally from increased interest income due to increased cash balances. Interest expense for the three months ended March 31, 2004 was $0.3 compared with $0.5 million the three months ended March 31, 2003. This reflected lower interest rates on the convertible notes due to Genentech and Millennium Pharmaceuticals, Inc. (“Millennium”).

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased during the three months ended March 31, 2004 by $6.2 million to $79.0 million at March 31, 2004, compared with $85.2 million at December 31, 2003. This decrease primarily reflects cash used in operations of $2.8 million and a $3.0 million payment on our short-term loan obligation to Genentech.

Net cash used in operating activities was $2.8 million for the three months ended March 31, 2004, compared with $11.2 million for the three months ended March 31, 2003. The decrease in 2004 when compared with 2003 reflected a higher net loss, which was more than offset by $10 million received in January of 2004 from Baxter related to the termination of agreements related to NEUPREX® in July of 2003, and $5.0 million received from Chiron Corporation (“Chiron”) related to the initiation of an exclusive collaboration agreement in oncology, which was initiated in February of 2004.

Net cash used in investing activities was $0.7 million for the three months ended March 31, 2004, compared with cash provided by investing activities of $0.6 million for the three months ended March 31, 2003. The decrease in the first three months of 2004 when compared with the first three months of 2003 was primarily due to restrictions on $1.5 million of cash being released in 2003. Capital spending is expected to continue at a similar level for the remainder of 2004.

Net cash used in financing activities was $2.8 million for the three months ended March 31, 2004, compared with cash provided by financing activities of $7.0 million for the three months ended March 31, 2003. Financing activities in the first three months of 2004 consisted principally of a $3.0 million payment on our short-term loan obligation, partially offset by $0.4 million in proceeds from the sale of common share through share option exercises. Financing activities in the first three months of 2003 consisted principally of a $7.8 million net funding from Genentech under our development agreement partially offset by a principal payment of $0.8 million, which paid off our short-term loan obligation.

In the first quarter of 2004, we announced the amendment of certain terms of the investment agreement with Millennium. The key elements of the revised investment agreement included an extension of the maturity date of the $5.0 million outstanding convertible debt from February of 2004 to April 15, 2004 (or the third business day after effectiveness of the related registration statement, if later), and a rescheduling of our decision points regarding whether to sell the remaining $14.7 million worth of common shares from option dates through May of 2004, to four option dates through March of 2005, at each of which we may issue up to $3,675,000 worth of commons shares. On April 15, 2004, the $5.0 million of convertible debt to Millennium was paid in full in cash.

In the first quarter of 2004, we entered into an exclusive multi-product collaboration agreement with Chiron Corporation (“Chiron”) for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the agreement, the companies will share costs and profits on a 70-30 basis, with our share being 30%. We are entitled to initial payments totaling $10 million ($5 million of which was received in March of 2004) and, beginning in 2005, a loan facility of up to $50 million to fund up to 75% of our share of development expenses. Chiron’s profit share, if and when such profit is achieved, is subject to a limited upward adjustment, which in turn, may be reduced if we achieve certain milestones in the development phase of the arrangement or if Chiron elects to extend the program. We have not recognized revenue related to the initial payment received in March of 2004, nor any cost sharing adjustment, pending finalization of various details of the arrangement.

Our cash, cash equivalents and short-term investments are expected to decrease through 2004 with the use of cash to fund ongoing operations.

The present outlook is for somewhat higher losses in 2004 than recorded in 2003, primarily due to decreased license and contract revenues, increased research and development expenses and costs related to the launch of RAPTIVA™. Our strategy is to continue broadening our product pipeline through both internal development and additional collaborations such as our arrangements with Genentech, Millennium, Alexion Pharmaceuticals Inc. (“Alexion”) and Chiron.

Based on current spending levels and anticipated revenues, we estimate that we have sufficient cash resources, together with sources for funding available to us, to meet our anticipated net cash consumption levels through at least the end of 2005. Any significant revenue shortfalls, or increases in planned spending on development programs or losses on RAPTIVA™ could shorten this period. Additional licensing arrangements or collaborations or otherwise entering into new equity or other financing arrangements could extend this period. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. For a further discussion of the risks related to our business and their effects on our cash flow and ability to raise new funding on acceptable terms, see “Forward Looking Information and Cautionary Factors That May Affect Future Results” included in this Item 2 below.

Although operations are influenced by general economic conditions, we do not believe that inflation had a material impact on financial results for the periods presented. We believe that we are not dependent on materials or other resources that would be significantly impacted by inflation or changing economic conditions in the foreseeable future.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition and recognition of research and development expenses to be critical policies. We believe there have been no significant changes to our critical accounting policies since we filed our 2003 Annual Report on Form 10-K with the Securities and Exchange Commission on March 15, 2004. For a description of our critical accounting policies, please refer to our 2003 Annual Report on Form 10-K.

Forward-Looking Information And Cautionary Factors That May Affect Future Results

Certain statements contained herein related to the relative size of our loss for 2004, the relative levels of our expenses and revenues for the balance of 2004, the sufficiency of our cash resources, the marketing and sales effort in support of RAPTIVA™, as well as other statements related to current plans for product development and existing and potential collaborative and licensing relationships, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, the actual loss for 2004 could be higher depending on revenues from licensees and collaborators, the size and timing of expenditures, and whether there are unanticipated expenses; expenses could be higher and/or revenues could be lower depending on research and development costs, availability of licensing opportunities and other factors; the sufficiency of cash resources could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated or if funds are not available on acceptable terms; and the marketing and sales effort for RAPTIVA™ may not be successful due to the strength of competition or if physicians do not adopt the product as treatment for their patients. These and other risks, including those related to the results of pre-clinical testing; the timing or results of pending and future clinical trials (including the design and progress of clinical trials; safety and efficacy of the products being tested; action, inaction or delay by the FDA, European or other regulators or their advisory bodies; and analysis or interpretation by, or submission to, these entities or others of scientific data); changes in the status of existing collaborative relationships; the ability of collaborators and other partners to meet their obligations; competition; market demand for products; scale-up and marketing capabilities; availability of additional licensing or collaboration opportunities; international operations; share price volatility; our financing needs and opportunities; uncertainties regarding the status of biotechnology patents; uncertainties as to the costs of protecting intellectual property; and risks associated with our status as a Bermuda company, are described in more detail in the remainder of this section.

The Marketing And Sales Effort In Support Of Our Only Product To Receive Regulatory Approval Has Only Recently Begun And May Not Be Successful.

RAPTIVA™, our only product to receive regulatory approval, was approved by the FDA on October 27, 2003 for the treatment of chronic moderate-to-severe plaque psoriasis in adults who are candidates for systemic therapy or phototherapy. Genentech is responsible for the marketing and sales effort in support of this product and has only commenced the full intended scope of this effort within the past six months. Unless and until RAPTIVA™ is approved in this or other indications outside the United States, our interest in this product in this indication is limited to our 25% share of the operating profits or losses from sales of the product in the United States. We currently have no active role in this marketing and sales effort. We currently anticipate that because of product launch costs, collaboration activity with respect to RAPTIVA™ will not be profitable in 2004, and we expect no material revenues for the second quarter of 2004 from our 25% share of operating profits or other royalties related to RAPTIVA™. Successful commercialization of this product is subject to a number of risks, including Genentech’s ability to implement its marketing and sales effort and achieve sales; the strength of competition from other products being marketed or developed to treat psoriasis; physicians’ and patients’ acceptance of RAPTIVA™ as a treatment for psoriasis; Genentech’s ability to provide manufacturing capacity to meet demand for the product; and pricing and reimbursement issues. Many of these risks are discussed in more detail below.

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

If adequate funds are not available, we may have to dilute or otherwise adversely affect the rights of existing shareholders, curtail or cease operations, or file for bankruptcy protection in extreme circumstances. We have spent, and we expect to continue to spend, substantial funds in connection with:

•	research and development relating to our products and production technologies,

•	expansion of our production capabilities,

•	various human clinical trials, and

•	protection of our intellectual property.

Based on current spending levels, revenue estimates, net proceeds received from our last underwritten public offering, repayment obligations of our debt owed to Genentech for our share of RAPTIVA™ marketing costs, deferral of a portion of our development loan from Genentech, issuance of shares in repayment of the remainder of our development loan from Genentech and financing commitments from Millennium, we estimate we have sufficient cash resources, together with sources of funding available to us, to meet our anticipated net cash consumption levels through at least the end of 2005. However, to the extent we experience continuing losses on RAPTIVA™ or changes in the timing or size of expenditures or unanticipated expenditures, or if our collaborators do not meet their obligations to us or anticipated revenues or cost sharing benefits otherwise do not materialize, these funds may not be adequate for this period. In particular, our share of profits or losses from RAPTIVA™ may materially impact our cash resources. As a result, we do not know whether:

•	operations will generate meaningful funds,

•	additional agreements for product development funding can be reached,

•	strategic alliances can be negotiated, or

•	adequate additional financing will be available for us to finance our own development on acceptable terms, if at all.

Cash balances and operating cash flow are influenced primarily by the timing and level of payments by our licensees and development partners, as well as by our operating costs.

Specifically, although the October of 2003 FDA approval of RAPTIVA™ would generally be expected to improve operating cash flow to the extent of our share of operating profits from Genentech’s sales of RAPTIVA™ in the U.S., such approval also requires repayment in cash, shares or deferred repayment of up to $40.0 million of amounts owed to Genentech (approximately $51 million under both loan agreements as of March 31, 2004). In November of 2003, we announced our election to defer $40.0 million of such repayment and to repay the remainder of the development loan using shares. The commercialization loan is payable only in cash and approximately $3 million was paid in January of 2004 and the remaining balance of $10.3 million was paid in May of 2004. In addition, the receipt of regulatory approval terminated Genentech’s obligation to continue to loan us our portion of development and commercialization expenses for RAPTIVA™.

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

Our potential products will require significant additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy and expensive, often taking a number of years. As clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly. As a result, it is uncertain whether:

•	our future filings will be delayed,

•	our preclinical and clinical studies will be successful,

•	we will be successful in generating viable product candidates to targets,

•	we will be able to provide necessary additional data,

•	our future results will justify further development, or

•	we will ultimately achieve regulatory approval for any of these products.

For example,

•	in 1996, we and Genentech began testing RAPTIVA™ in patients with moderate-to-severe plaque psoriasis. In April of 2002, we and Genentech announced that a pharmacokinetic study conducted on RAPTIVA™ comparing XOMA-produced material and Genentech-produced material did not achieve the pre-defined statistical definition of comparability, and the FDA requested that another Phase III study be completed before the filing of a Biologics License Application for RAPTIVA™, delaying the filing of a Biologics Licensing Application with the FDA for RAPTIVA™ beyond the previously-planned time frame of the summer of 2002. In March of 2003, we announced completion of enrollment in a Phase II study of RAPTIVA™ in patients suffering from rheumatoid arthritis. In May of 2003, we and Genentech announced our decision to terminate Phase II testing of RAPTIVA™ in patients suffering from rheumatoid arthritis based on an evaluation by an independent Data Safety Monitoring Board that suggested no overall net clinical benefit in patients receiving the study drug. We also completed enrollment in a Phase II study of RAPTIVA™ as a possible treatment for patients with psoriatic arthritis. In March of 2004, we announced that the study did not reach statistical significance. As is our practice, more details regarding the clinical data will be revealed at an upcoming medical conference or other appropriate scientific, peer-reviewed forum later in 2004.

•	in December of 1992, we began human testing of our NEUPREX® product, a genetically engineered fragment of a particular human protein, and licensed certain worldwide rights to Baxter in January of 2000. In April of 2000, members of the FDA and representatives of XOMA and Baxter discussed results from the Phase III trial that tested NEUPREX® in pediatric patients with a potentially deadly bacterial infection called meningococcemia, and senior representatives of the FDA indicated that the data presented were not sufficient to support the filing of an application for marketing approval at that time.

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

Because All Of Our Products Are Still Being Developed, We Have Sustained Losses In The Past And We Expect To Sustain Losses In The Future.

We have experienced significant losses and, as of March 31, 2004, we had an accumulated deficit of $619.7 million.

For the three months ended March 31, 2004, we had a net loss of approximately $20.2 million, or $0.24 per common share (basic and diluted). For the year ended December 31, 2003, we had a net loss of approximately $58.7 million, or $0.78 per share (basic and diluted). We expect to incur additional losses in the future, primarily due to increased sales and marketing expenses related to RAPTIVA™, the Alexion collaboration, the Millennium collaboration, our XMP.629 compound and new product research including our oncology product collaboration with Chiron Corporation.

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

If Third Party Collaborators Do Not Successfully Develop And Market Our Products, We May Not Be Able To Do So On Our Own.

Our financial resources and our marketing experience and expertise are limited. Consequently, we depend, to a large extent, upon securing the financial resources and marketing capabilities of third parties with whom we collaborate.

•	In April of 1996, we and Genentech entered into an agreement whereby we agreed to co-develop Genentech’s humanized monoclonal antibody product RAPTIVA™. In April of 1999, the companies amended the agreement. In March of 2003, the companies further amended the agreement. In October of 2003, RAPTIVA™ was approved by the FDA for the treatment of adults with chronic moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy.

•	In November of 2001, we entered into a collaboration with Millennium to develop two of Millennium’s products for certain vascular inflammation indications. In October of 2003, we announced that we had discontinued one of these products, MLN2201. In December of 2003, we announced the initiation of Phase I testing on the other product, MLN2222.

•	In December of 2003, we and Alexion agreed to collaborate for the development and commercialization of an antibody to treat chemotherapy-induced thrombocytopenia. The TPO mimetic antibody was designed to mimic the activity of human thrombopoietin, a naturally occurring protein responsible for platelet production.

•	In March of 2004, we and Chiron Corporation announced we had agreed to collaborate for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the agreement, the companies will jointly research, develop, and commercialize multiple antibody product candidates.

Because our collaborators are independent third parties, they may be subject to different risks than we are and have significant discretion in determining the efforts and resources they will apply. We do not know whether Genentech, Millennium, Alexion or Chiron will successfully develop and market any of the products that are or may become the subject of one of our collaborations. In particular, each of these collaborations provides for sharing of collaboration expenses, which means that not only we but our collaborators must have sufficient available funds for the collaborations to continue. In addition, our collaborations with Millennium and Chiron provide for funding by them in the form of periodic equity investments and loans, respectively, and we cannot be certain that Millennium and Chiron will have the necessary funds available when these investments or loans are to be made.

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

Certain Of Our Technologies Are Relatively New And Are In-Licensed From Third Parties, So Our Capabilities Using Them Are Unproven And Subject To Additional Risks.

Primarily as a result of our bacterial cell expression licensing program, we have access to numerous phage display technologies licensed to us by other parties. However, we have had access to these technologies for only a short time and, to varying degrees, are still dependent on the licensing parties for training and other aspects of these technologies. In addition, our use of these technologies is limited by certain contractual provisions in the licenses relating to them and, although we have obtained numerous licenses, intellectual property rights in the area of phage display are particularly complex. We cannot be certain that these restrictions or the rights of others will not impede our ability to utilize these technologies.

Because We Have No History Of Profitability And Because The Biotechnology Sector Has Been Characterized By Highly Volatile Stock Prices, Announcements We Make And General Market Conditions For Biotechnology Stocks Could Result In A Sudden Change In The Value Of Our Common Shares.

As a biopharmaceutical company, we have experienced significant volatility in our common shares. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. From December 31, 2001 through May 4, 2004, our share price has ranged from a high of $12.19 to a low of $2.84. On May 4, 2004, the last reported sale price of the common shares as reported on the Nasdaq National Market was $4.27 per share. Factors contributing to such volatility include, but are not limited to:

•	sales and estimated or forecasted sales of products,

•	results of preclinical studies and clinical trials,

•	information relating to the safety or efficacy of our products,

•	developments regarding regulatory filings,

•	announcements of new collaborations,

•	failure to enter into collaborations,

•	developments in existing collaborations,

•	our funding requirements and the terms of our financing arrangements,

•	announcements of technological innovations or new indications for our therapeutic products,

•	government regulations,

•	developments in patent or other proprietary rights,

•	the number of shares outstanding,

•	the number of shares trading on an average trading day,

•	announcements regarding other participants in the biotechnology and pharmaceutical industries, and

•	market speculation regarding any of the foregoing.

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

Even though we and Genentech received FDA approval in October of 2003 to market RAPTIVA™ and even if we receive regulatory approval for our other products, our products may not be accepted in the marketplace. For example, physicians and/or patients may not accept a product for a particular indication because it has been biologically derived (and not discovered and developed by more traditional means) or if no biologically derived products are currently in widespread use in that indication, as is currently the case with psoriasis. Similarly, physicians may not accept RAPTIVA™ if they believe other products to be more effective or are more comfortable prescribing other products. Consequently, we do not know if physicians or patients will adopt or use our products for their approved indications.

Other Companies May Render Some Or All Of Our Products Noncompetitive Or Obsolete.

Developments by others may render our products or technologies obsolete or uncompetitive. Technologies developed and utilized by the biotechnology and pharmaceutical industries are continuously and substantially changing. Competition in the areas of genetically engineered DNA-based and antibody-based technologies is intense and expected to increase in the future as a number of established biotechnology firms and large chemical and pharmaceutical companies advance in these fields. Many of these competitors may be able to develop products and processes competitive with or superior to our own for many reasons, including that they may have:

•	significantly greater financial resources,

•	larger research and development and marketing staffs,

•	larger production facilities,

•	entered into arrangements with, or acquired, biotechnology companies to enhance their capabilities, or

•	extensive experience in preclinical testing and human clinical trials.

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

Without limiting the foregoing, we are aware that:

•	In April of 2004, Amgen Inc. (“Amgen”) announced that its rheumatoid arthritis and psoriatic arthritis drug, Enbrel®, has been approved by the FDA for the same psoriasis indication as RAPTIVA™ ;

•	Biogen Idec Inc. has been marketing in the U.S. since 2003 their product Amevive® to treat the same psoriasis indication as RAPTIVA™;

•	Centocor Inc., a unit of Johnson & Johnson, has announced that it has tested its rheumatoid arthritis and Crohn’s disease drug, Remicade®, in psoriasis showing clinical benefits (and it has been announced that the drug has shown promising results in patients with psoriatic arthritis);

•	Abbott Laboratories has presented data from a Phase II psoriasis trial showing clinical benefits and has announced the commencement of a Phase III psoriatic arthritis trial of its rheumatoid arthritis drug Humira™;

•	MedImmune, Inc. has completed enrollment in three Phase II trials to evaluate its anti-T cell monoclonal antibody in psoriasis; and

•	other companies, including Tularik Inc., are developing monoclonal antibody or other products for treatment of inflammatory skin disorders.

It is possible that one or more other companies may be developing one or more products based on the same human protein as our NEUPREX® product, and these product(s) may prove to be more effective than NEUPREX®.

Amgen is developing AMG 531, a recombinant protein, for the treatment of immune thrombocytopenic purpura. This condition is related to thrombocytopenia, the indication that is the subject of our collaboration with Alexion. AMG 531 has completed Phase I and II studies.

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

If Our And Our Partners’ Patent Protection For Our Principal Products And Processes Is Not Enforceable, We May Not Realize Our Profit Potential.

Because of the length of time and the expense associated with bringing new products to the marketplace, we and our partners hold and are in the process of applying for a number of patents in the United States and abroad to protect our products and important processes and also have obtained or have the right to obtain exclusive licenses to certain patents and applications filed by others. However, the patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions, and no consistent policy regarding the breadth of allowed claims has emerged from the actions of the U.S. Patent and Trademark Office with respect to biotechnology patents. Legal considerations surrounding the validity of biotechnology patents continue to be in transition, and historical legal standards surrounding questions of validity may not continue to be applied, and current defenses as to issued biotechnology patents may not in fact be considered substantial in the future. These factors have contributed to uncertainty as to:

•	the degree and range of protection any patents will afford against competitors with similar technologies,

•	if and when patents will issue,

•	whether or not others will obtain patents claiming aspects similar to those covered by our patent applications, or

•	the extent to which we will be successful in avoiding infringement of any patents granted to others.

The Patent Office has issued approximately 72 patents to us related to our products based on human bactericidal permeability-increasing protein, which we call BPI, including novel compositions, their manufacture, formulation, assay and use. In addition, we are the exclusive licensee of BPI-related patents and applications owned by New York University and Incyte Pharmaceuticals Inc. The Patent Office has also issued nine patents to us related to our bacterial expression technology.

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

Protecting Our Intellectual Property Can Be Costly And Expose Us To Risks Of Counterclaims Against Us.

We may be required to engage in litigation or other proceedings to protect our intellectual property. The cost to us of this litigation, even if resolved in our favor, could be substantial. Such litigation could also divert management’s attention and resources. In addition, if this litigation is resolved against us, our patents may be declared invalid, and we could be held liable for significant damages. In addition, if the litigation included a claim of infringement by us of another party’s patent that was resolved against us, we or our collaborators may be enjoined from developing, manufacturing, selling or importing products, processes or services unless we obtain a license from the other party.

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

Our financing arrangement with Millennium gives us the option to issue up to $14.7 million worth of common shares to Millennium through March of 2005. As of March 31, 2004, the total amount issuable in 2004 was approximately $11.0 million. The number of shares to be issued will be based on a conversion price to be calculated at the time of conversion. This arrangement, as well as future arrangements we may enter into with similar effect, could result in dilution in the value of our shares.

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

Our bye-laws:

•	require certain procedures to be followed and time periods to be met for any shareholder to propose matters to be considered at annual meetings of shareholders, including nominating directors for election at those meetings;

•	authorize our board of directors to issue up to 1,000,000 preference shares without shareholder approval and to set the rights, preferences and other designations, including voting rights, of those shares as the board of directors may determine; and

•	contain provisions, similar to those contained in the Delaware General Corporation Law that may make business combinations with interested shareholders more difficult.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not invest in derivative financial instruments. By policy, we make our investments in high quality debt securities, limit the amount of credit exposure to any one issuer, limit duration by restricting the term of the instrument, and hold investments to maturity except under rare circumstances

We also have a long-term interest bearing obligation to Genentech. Interest on this obligation of LIBOR plus 1% is reset at the end of June and December each year and, therefore, is variable.

The table below presents the amounts and related weighted interest rates of our cash equivalents at March 31, 2004:

	Maturity	Fair Value (in thousands)	Average Interest Rate
Overnight Funds	Daily	$78,538	1.04%

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chairman of the Board, President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chairman of the Board, President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to XOMA and its consolidated subsidiaries required to be included in our periodic SEC filings.

In April of 2003, we implemented a new financial reporting system which represents a significant change in our internal controls. During our evaluation of internal controls conducted for the second quarter of 2003, special procedures were performed regarding the system conversion and implementation. We concluded that the system conversion and implementation was properly controlled to ensure accurate financial reporting. Apart from continuing implementation of this new system, there were no changes in our internal controls over financial reporting during the first fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial accounting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July of 2003, a complaint was filed in the General Court of Justice, Superior Court Division, Orange County, North Carolina, in a lawsuit captioned Hamlet v. Genentech, Inc., et al., No. 03 CVS 1161, and was subsequently amended, by a participant in one of the Phase III clinical trials of RAPTIVA™. The complaint asserts claims for alleged negligence, breach of fiduciary duty, fraud, misrepresentation and medical negligence against the plaintiff’s treating physician, the physician’s medical practice, Genentech, XOMA, the institutional review board responsible for the trial and the contract research organization retained to conduct the trial. The complaint seeks unspecified compensatory damages alleged to be in excess of $10,000. As set forth in the complaint, the plaintiff was initially in the placebo group of this trial; he did not receive RAPTIVA™ during this time, and his claims are based on his failure to receive his indicated treatment, not his receipt of RAPTIVA™. Although this case is at an early stage, XOMA believes the claims against it to be without merit and intends to vigorously defend against them. XOMA has filed a motion to dismiss all claims against it, and discovery is on-going.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1	Certification of John L. Castello, Principal Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter D. Davis, Principal Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John L. Castello, Chief Executive Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Peter D. Davis, Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated May 10, 2004, furnished herewith.

(b) Reports on Form 8-K:

1. On January 6, 2004, we filed a Report on Form 8-K under Item 5 – Other Events, reporting the issuance of a press release, announcing that XOMA Ltd. and Diversa Corporation entered into a licensing and product development agreement.

2. On January 9, 2004, we filed Amendment No. 1 to our Current Report on Form 8-K/A as further amended by Amendment No. 2 to our Current Report on Form 8-K/A filed on March 19, 2004 attaching under Item 7—Exhibits the Co-Development and Co-Commercialization Agreement, dated as of December 17, 2003, by and between Alexion Pharmaceuticals, Inc. and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission).

3. On January 29, 2004, we filed Amendment No. 1 to our Current Report on Form 8-K/A as further amended by Amendment No. 2 to our Current Report on Form 8-K/A filed on March 19, 2004 attaching under Item 7—Exhibits the License Agreement, dated as of December 29, 2003, by and between Diversa Corporation and XOMA Ireland Limited (with certain confidential in-formation omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission).

4. On February 24, 2004, we filed Amendment No. 4 to our Current Report on Form 8-K/A attaching under Item 7—Exhibits the Letter Agreement dated February 24, 2004 by and between XOMA Ltd. and Millennium Pharmaceuticals, Inc.

5. On March 1, 2004, we filed a Report on Form 8-K under Item 5 – Other Events, reporting the issuance of a press release, announcing that XOMA Ltd. and Chiron Corporation entered into a collaborative agreement.

XOMA Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Ltd.

Date: May 10, 2004	By:	/s/ JOHN L. CASTELLO
John L. Castello Chairman of the Board, President and Chief Executive Officer

Date: May 10, 2004	By:	/s/ PETER D. DAVIS
Peter D. Davis Vice President, Finance and Chief Financial Officer