Form 10-Q
period 2004-06-30
XOMA LTD /DE/
filed 2004-08-09
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2004
Common shares US$.0005 par value	85,558,019

XOMA Ltd.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,989	$84,812
Short-term investments	453	436
Receivables	22	10,625
Related party receivables	126	94
Prepaid expenses and other	1,146	1,267

Total current assets	55,736	97,234
Property and equipment, net	20,587	21,337
Related party receivables – long-term	116	120
Deposits and other	159	159

Total assets	$76,598	$118,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,152	$5,058
Accrued liabilities	14,536	6,163
Notes payable	453	13,343
Capital lease obligations	361	520
Deferred revenue	2,030	90
Convertible note	—	5,284

Total current liabilities	19,532	30,458
Capital lease obligations – long-term	137	272
Deferred revenue – long-term	7,333	—
Interest bearing obligation – long-term	40,349	39,906

Total liabilities	67,351	70,636
Shareholders’ equity:
Preference shares, $.05 par value, 1,000,000 shares authorized
Series A, 135,000 designated, no shares issued and outstanding	—	—
Series B, 8,000 designated, 2,959 and 2,959 shares issued and outstanding, respectively. Aggregate liquidation preference of $29.6 million.	1	1
Common shares, $.0005 par value, 135,000,000 shares authorized, 84,632,381 and 83,998,697 shares outstanding, respectively	42	42
Additional paid-in capital	649,761	647,534
Accumulated comprehensive income	183	166
Accumulated deficit	(640,740)	(599,529)

Total shareholders’ equity	9,247	48,214

Total liabilities and shareholders’ equity	$76,598	$118,850

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
License and collaborative fees	$757	$920	$912	$2,075
Contract and other revenue	21	1,441	36	3,450

Total revenues	778	2,361	948	5,525

Operating costs and expenses:
Research and development	12,862	14,650	25,877	27,486
General and administrative	3,588	3,024	7,523	6,330
Collaboration arrangement	5,191	526	8,429	271

Total operating costs and expenses	21,641	18,200	41,829	34,087

Loss from operations	(20,863)	(15,839)	(40,881)	(28,562)

Other income (expense):
Investment and interest income	100	72	294	185
Interest expense	(278)	(489)	(618)	(975)
Other income (expense)	(2)	196	(6)	198

Net loss	$(21,043)	$(16,060)	$(41,211)	$(29,154)

Basic and diluted net loss per common share	$(0.25)	$(0.22)	$(0.49)	$(0.41)

Shares used in computing basic and diluted net loss per common share	84,391	72,023	84,281	71,937

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(41,211)	$(29,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,184	1,878
Common shares contribution to 401(k) and management incentive plans	906	685
Increase in notes to a collaborative partner for cost allocations	—	270
Accrued interest on convertible notes and other interest bearing obligations	(6)	872
(Gain) loss on disposal/retirement of property and equipment and investments	3	(193)
Changes in assets and liabilities:
Receivables and related party receivables	10,575	8,360
Prepaid expenses and other	121	(595)
Deposits and other	—	13
Accounts payable	(2,906)	(240)
Accrued liabilities	8,373	(1,717)
Deferred revenue	9,273	(849)

Net cash used in operating activities	(12,688)	(20,670)

Cash flows from investing activities:
Purchase of short-term investments	—	(4,000)
Transfer from restricted cash	—	1,500
Purchase of property and equipment	(1,437)	(1,927)
Proceeds from sale of short-term investments	—	2,099

Net cash used in investing activities	(1,437)	(2,328)

Cash flows from financing activities:
Proceeds from short-term loan	508	—
Principal payments of short-term loan	(13,233)	(763)
Payments under capital lease obligations	(294)	(357)
Proceeds from issuance of convertible notes	—	10,787
Principal payments of convertible notes	(5,000)	—
Proceeds from issuance of common shares	1,321	4,015

Net cash provided by (used in) financing activities	(16,698)	13,682

Net decrease in cash and cash equivalents	(30,823)	(9,316)
Cash and cash equivalents at the beginning of the period	84,812	36,262

Cash and cash equivalents at the end of the period	$53,989	$26,946

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

XOMA Ltd. (“XOMA” or the “Company”), a Bermuda company, is a biopharmaceutical company that develops for commercialization antibodies and other genetically-engineered protein products to treat immunological and inflammatory disorders, cancer, and infectious diseases. The Company’s products are presently in various stages of development and most are subject to regulatory approval before they can be introduced commercially. The Company has one FDA approved product, RAPTIVA®, which has been commercially introduced under a collaboration agreement with Genentech, Inc. (“Genentech”). XOMA’s pipeline includes both propriety products and collaborative programs at various stages of preclinical and clinical development.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of June 30, 2004, the consolidated results of the Company’s operations for the three and six months ended June 30, 2004 and 2003 and the Company’s cash flows for the six months then ended. The condensed consolidated balance sheet amounts at December 31, 2003, have been derived from audited consolidated financial statements. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

Critical Accounting Policies

The Company believes that there have been no significant changes in its critical accounting policies during the six months ended June 30, 2004 as compared with those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004.

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

Concentration of Risk

Cash, cash equivalents, short-term investments and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains and invests excess cash in money market funds and short-term investments that bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the six months ended June 30, 2004, two customers represented 70% and 11% of total revenues and, as of June 30, 2004, there were no billed or unbilled receivables outstanding from these customers. For the six months ended June 30, 2003, four customers represented 43%, 28%, 18% and 10% of total revenues and, as of June 30, 2003, there were no billed or unbilled receivables outstanding from these customers.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2004 presentation. Such reclassifications have not impacted previously reported revenues, operating loss or net loss.

Collaboration arrangement

Beginning in 2004, the Company is reporting its RAPTIVA® collaboration profit or loss as a single line item to reflect the terms of the agreement with Genentech, which will include XOMA’s share of Genentech’s operating profit or loss before research and development expenses from RAPTIVA® sales in the United States, royalty income on sales of RAPTIVA® outside of the United States and any research and development cost sharing adjustments between the companies. If quarterly collaboration activity results in a profit, XOMA’s portion will be included in total revenues; if the quarterly collaboration activity results in a loss, XOMA’s portion will be included in operating expenses. The Company currently anticipates its share of the collaboration activity to be losses through 2004 due to product sales and marketing costs, which are expected to exceed revenues. Accordingly, we expect the collaboration activity with respect to RAPTIVA® will not be profitable in 2004. Research and development costs incurred directly by the Company related to RAPTIVA® will continue to be included in research and development expense.

In connection with the revised presentation of RAPTIVA® collaboration profit or loss, the Company reclassified the following amounts (in thousands):

	Three months ended June 30, 2003			Six months ended June 30, 2003
	Revised	Original	Reclassified	Revised	Original	Reclassified
Research and development	$14,650	$13,502	$1,148	$27,486	$25,484	$2,002
General and administrative *	3,024	4,698	(1,674)	6,330	8,603	(2,273)
Collaboration arrangement	526	—	526	271	—	271

Total operating costs and expenses	$18,200	$18,200	$—	$34,087	$34,087	$—

*	Shown as “Marketing, general and administrative” in prior year.

Share-Based Compensation

In accordance with the provisions of the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123” the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, and to adopt the “disclosure only” alternative described in SFAS 123. Under APB 25, if the exercise price of the Company’s employee share options equals or exceeds the fair market value on the date of the grant or the fair value of the underlying shares on the date of the grant as determined by the Company’s Board of Directors, no compensation expense is recognized. Accordingly, the financial statements reflect amortization of compensation resulting from options granted at exercise prices which were below market price at the grant date. Had compensation cost for the Company’s share-based compensation plans been based on the fair value method at the grant dates for awards under these plans consistent with the provisions of SFAS 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below for the three and six months ended June 30, 2004 and 2003 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss – as reported	$(21,043)	$(16,060)	$(41,211)	$(29,154)
Deduct:
Total share-based employee compensation expense determined under fair value method	(1,081)	(948)	(1,892)	(1,602)

Pro forma net loss	$(22,124)	$(17,008)	$(43,103)	$(30,756)

Loss per share:
Basic and diluted – as reported	$(0.25)	$(0.22)	$(0.49)	$(0.41)
Basic and diluted – pro forma	$(0.26)	$(0.24)	$(0.51)	$(0.43)

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the periods indicated below:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Dividend yield	0%	0%	0%	0%
Expected volatility	79%	93%	1.08%	96%
Risk-free interest rate	1.17%	1.02%	3.57%	1.17%
Expected life	6.5 years	5.1 years	5.1 years	4.9 years

On March 31, 2004, the FASB issued an Exposure Draft (ED), “Share-Based Payment - An Amendment of FASB Statements No. 123 and 95.” The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. As proposed, the new rules would be applied on a modified prospective basis as defined in the ED, and would be effective for public companies for fiscal years beginning after December 15, 2004. We are currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules

Comprehensive Income (Loss)

Unrealized gains or losses on the Company’s available-for-sale securities are included in other comprehensive income (loss). Comprehensive income (loss) and its components for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss	$(21,043)	$(16,060)	$(41,211)	$(29,154)
Unrealized gain (loss) on securities available-for-sale	(15)	141	17	228

Comprehensive loss	$(21,058)	$(15,919)	$(41,194)	$(28,926)

Net Loss Per Common Share

Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128.

The following potentially dilutive outstanding securities were not considered in the computation of diluted net loss per share because they would be antidilutive for the six months ended June 30, 2004 and 2003 (in thousands):

	Six months ended June 30,
	2004	2003
Options for common shares	6,168	5,719
Warrants for common shares	525	700
Convertible notes, debentures and related interest, as if converted	3,818	13,021

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Accrued collaboration arrangement	$8,429	$—
Accrued payroll costs	3,578	4,290
Accrued co-development, net	1,139	—
Accrued legal fees	884	1,035
Accrued clinical trial costs	92	451
Other	414	387

Total	$14,536	$6,163

2. COLLABORATIVE AGREEMENT

On February 27, 2004, the Company entered into an exclusive multi-product collaboration agreement with Chiron Corporation (“Chiron”) for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the agreement, the companies will share costs and profits on a 70-30 basis, with XOMA’s share being 30%. XOMA is entitled to initial payments totaling $10 million, which were received in March and June of 2004. This initial payment of $10 million is being recognized ratably over sixty months, the expected term of the agreement, as license and collaborative fees.

Additionally, a loan facility of up to $50 million to fund up to 75% of XOMA’s share of development expenses to be incurred beginning in 2005 will be available to XOMA. Chiron’s profit share, if and when such profit is achieved, is subject to a limited upward adjustment, which in turn, may be reduced if certain benchmarks are achieved or if Chiron elects to extend the program from three years to five years.

3. INVESTMENT AGREEMENT MODIFICATION

On February 24, 2004, the Company amended certain terms of the investment agreement with Millennium Pharmaceuticals, Inc. (“Millennium”). The key elements of the revised investment agreement included an extension of the maturity date of the $5.0 million outstanding convertible debt to April 15, 2004 (or the third business day after effectiveness of the related registration statement, if later), and a rescheduling of the Company’s decision points regarding whether to sell the remaining $14.7 million worth of common shares to four option dates through March of 2005, at each of which the Company may issue up to $3,675,000 worth of commons shares. On April 15, 2004, the $5.0 million of convertible debt to Millennium was paid in full in cash.

4. LEGAL PROCEEDINGS

In July of 2003, a complaint was filed in the General Court of Justice, Superior Court Division, Orange County, North Carolina, in a lawsuit captioned Hamlet v. Genentech, Inc., et al., No. 03 CVS 1161, and was subsequently amended, by participants in one of the Phase III clinical trials of RAPTIVA®. The complaint asserts claims for alleged negligence, breach of fiduciary duty, fraud, misrepresentation and medial negligence against the plaintiff’s treating physician, the physician’s medical practice, Genentech, XOMA, the institutional review board responsible for the trial and the contract research organization retained to conduct the trial. The complaint seeks unspecified compensatory damages alleged to be in excess of $10,000. As set forth in the complaint, the plaintiff was initially in the placebo group of this trial; he did not receive RAPTIVA® during this time, and his claims are based on his failure to receive his indicated treatment, not his receipt of RAPTIVA®. Although this case is at an early stage, the Company believes the claims against it to be without merit and intends to vigorously defend against them. At a recent hearing, XOMA was successful in having all claims that allege or depend on XOMA being a health care provider dismissed, and the Court dismissed the fiduciary duty and constructive fraud claims as well. Discovery is on-going.

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

Results of Operations

Revenues for the three months ended June 30, 2004 were $0.8 million compared with $2.4 million for the three months ended June 30, 2003, a 67% decrease. Revenues for the six months ended June 30, 2004 were $0.9 million compared with $5.5 million for the six months ended June 30, 2003, an 83% decrease. License and collaborative fees revenue was $0.8 million and $0.9 million for the three and six months ended June 30, 2004 compared with $0.9 million and $2.1 million for the same periods of 2003. The prior year amount reflected license fees from several bacterial cell expression technology license arrangements. Contract and other revenue was $21,000 and $36,000 for the three and six months ended June 30, 2004 compared with $1.4 million and $3.5 million for the same periods of 2003, reflecting the impact of the termination of agreements with Baxter Healthcare Corporation (“Baxter”) and Onyx Pharmaceuticals, Inc. (“Onyx”). The Baxter agreement was terminated during the third quarter of 2003, and the Onyx agreement was effectively terminated in the fourth quarter of 2003. Baxter and Onyx represented 18% and 46%, respectively, of our total revenues for the three months ended June 30, 2003 and 28% and 43%, respectively, of our total revenues for the six months ended June 30, 2003.

Research and development expenses for the three and six months ended June 30, 2004 were $12.9 million and $25.9 million, respectively, compared with $14.7 million and $27.5 million for the same periods of 2003, or decreases of 12% and 6%, respectively. These decreases reflect reduced spending on RAPTIVA®, MLN2201 (formerly known as MLN01), ING-1 and NEUPREX® partially offset by higher development costs associated with our XMP.629 compound being developed for acne, our collaboration with Chiron, our collaboration with Alexion Pharmaceuticals Inc. (“Alexion”) on a TPO mimetic antibody and new product research. We continue to explore new collaborative opportunities that may affect future research and development expense.

Our research and development activities can be divided into earlier stage programs, which include molecular biology, process development, pilot-scale production and preclinical testing, and later stage programs, which include clinical testing, regulatory affairs, and manufacturing clinical supplies. The cost associated with these programs approximate the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Earlier stage programs	$8,298	$9,544	$15,001	$17,757
Later stage programs	4,564	5,106	10,876	9,729

Total	$12,862	$14,650	$25,877	$27,486

Our research and development activities also can be divided into those related to our internal projects and those related to collaborative arrangements. The cost related to internal projects versus collaborative arrangements approximate the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Internal projects	$7,485	$5,958	$16,106	$11,276
Collaborative arrangements	5,377	8,692	9,771	16,210

Total	$12,862	$14,650	$25,877	$27,486

For both the three and six months ended June 30, 2004, two development programs (MLN2222 and XMP.629) each individually accounted for more than 10% but less than 20%, and no development program accounted for more than 20%, of our total research and development expenses. For the three months ended June 30, 2003, one development program (MLN2222) accounted for more than 10% but less than 20% and for the six months ended June 30, 2003, two development programs (MLN2222 and MLN2201) each individually accounted for more than 10% but less than 20% of our total research and development expenses. For both the three and six months ended June 30, 2003, one development program (RAPTIVA®) accounted for more than 20% but less than 30% of our total research and development expenses. No other development program accounted for more than 20%, of our total research and development expenses during the three and six months ended June 30, 2003.

General and administrative expenses for the three and six months ended June 30, 2004 were $3.6 million and $7.5 million, respectively, each an increase of 19% from $3.0 million and $6.3 million for the three and six months ended June 30, 2003, respectively. These increases reflected higher business development expenses and costs associated with enhancing our internal financial controls and staffing consistent with the requirements of the Sarbanes-Oxley Act of 2002.

In October of 2003, the U.S. Food and Drug Administration (“FDA”) approved RAPTIVA® (efalizumab) for marketing. Beginning in 2004, we are reporting our RAPTIVA® collaboration profit or loss as a single line item to reflect the terms of our agreement with Genentech, Inc. (“Genentech”), which will include our share of Genentech’s operating profit or loss from RAPTIVA® sales in the United States, royalty income on sales of RAPTIVA® outside of the United States and any research and development cost sharing adjustments. If quarterly collaboration activity results in a profit, our portion will be included in total revenues; if the quarterly collaboration activity results in a loss, our portion will be included in operating expenses. We currently anticipate that because of product launch costs, collaboration activity with respect to RAPTIVA® will not be profitable in 2004. Research and development costs incurred directly by us related to RAPTIVA® will continue to be included in research and development expense.

Collaboration arrangement expense, which relates exclusively to RAPTIVA® (see Note 1), was $5.2 million and $8.4 million for the three and six months ended June 30, 2004, respectively, compared with expenses of $0.5 million and $0.3 million for the three and six months ended June 30, 2003. The current year amounts reflect our share of commercialization costs for RAPTIVA® in excess of revenues less cost of goods sold. The 2003 amounts reflect a research and development cost sharing adjustment in our favor in excess of our share of pre-launch marketing expenses.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net collaboration profit (loss) before R&D expense	$(4,622)	$(1,674)	$(8,447)	$(2,274)
R&D co-development benefit (charge)	(569)	1,148	18	2,003

Total collaboration arrangement benefit (expense)	$(5,191)	$(526)	$(8,429)	$(271)

Investment and interest income for the three and six months ended June 30, 2004 was $0.1 million and $0.3 million, respectively, compared with $0.1 million and $0.2 million for the same periods of 2003. The increase resulted principally from increased interest income due to increased cash balances. Interest expense for the three and six months ended June 30, 2004 was $0.3 million and $0.6 million, respectively, compared with $0.5 million and $1.0 million for the same period of 2003. These decreases reflected lower interest rates and partial repayment of notes due to Genentech and Millennium Pharmaceuticals, Inc. (“Millennium”). Other income (expense) for the three and six months ended June 30, 2004 was zero, compared with $0.2 million for the same periods of 2003.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased during the six months ended June 30, 2004 by $30.8 million to $54.4 million at June 30, 2004, compared with $85.2 million at December 31, 2003. This decrease primarily reflects cash used in operations of $12.7 million, a $13.2 million payment on our short-term loan obligation to Genentech and a $5.0 million payment of our convertible debt to Millennium.

Net cash used in operating activities was $12.7 million for the six months ended June 30, 2004, compared with $20.7 million for the six months ended June 30, 2003. The decrease in 2004 when compared with 2003 reflected a higher net loss, which was more than offset by $10.0 million received in January of 2004 from Baxter related to the termination of agreements related to NEUPREX® in July of 2003, and $10.0 million received from Chiron Corporation (“Chiron”) related to the initiation of an exclusive collaboration agreement in oncology in February of 2004.

Net cash used in investing activities was $1.4 million for the six months ended June 30, 2004, compared with $2.3 million for the six months ended June 30, 2003. The decrease in the first six months of 2004 when compared with the first six months of 2003 was primarily due to a reduction of $0.5 million in purchases of fixed assets in 2004 compared with 2003 and a 2003 net purchase of short-term investments of $1.9 million partially offset by restrictions on $1.5 million of cash being released. Capital spending is expected to continue at a similar level for the remainder of 2004.

Net cash used in financing activities was $16.7 million for the six months ended June 30, 2004, compared with cash provided by financing activities of $13.7 million for the six months ended June 30, 2003. Financing activities in the first six months of 2004 consisted principally of a $13.2 million payment to retire our short-term loan obligation to Genentech, a $5.0 million payment of our convertible debt to Millennium and $0.3 million for principal payments on capital lease obligations partially offset by $1.3 million in proceeds from the sale of common shares through share option exercises and the employee share purchase plan and $0.5 million proceeds from a short-term note. Financing activities in the first half of 2003 consisted principally of a $10.8 million net funding from Genentech under our development agreement and $4.0 million in proceeds from common shares sold under our investment agreement with Millennium. This was partially offset by principal payments of $0.8 million to retire a short-term loan obligation and $0.3 million for principal payments on capital lease obligations.

In the first quarter of 2004, we announced the amendment of certain terms of the investment agreement with Millennium. The key elements of the revised investment agreement included an extension of the maturity date of the $5.0 million outstanding convertible debt to April 15, 2004 (or the third business day after effectiveness of the related registration statement, if later), and a rescheduling of our decision points regarding whether to sell the remaining $14.7 million worth of common shares to four option dates through March of 2005, at each of which we may issue up to $3,675,000 worth of commons shares. On April 15, 2004, the $5.0 million of convertible debt to Millennium was paid in full in cash. On July 27, 2004, we exercised our option and issued 920,284 common shares for proceeds of $3,675,000.

In the first quarter of 2004, we entered into an exclusive multi-product collaboration agreement with Chiron for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the agreement, the companies will share costs and profits on a 70-30 basis, with our share being 30%. We are entitled to initial payments totaling $10 million, which we received in March and June of 2004. Additionally, Chiron is obligated to provide a loan facility of up to $50 million to fund up to 75% of our share of development expenses to be incurred beginning in 2005. Chiron’s profit share, if and when such profit is achieved, is subject to a limited upward adjustment, which in turn, may be reduced if certain benchmarks are achieved or if Chiron elects to extend the program from three years to five years. The initial payment of $10 million dollars will be recognized ratably over sixty months, the expected term of the agreement.

Our cash, cash equivalents and short-term investments are expected to decrease through 2004 with the use of cash to fund ongoing operations.

The present outlook is for somewhat higher losses in 2004 than recorded in 2003, primarily due to decreased license and contract revenues and costs related to the launch of RAPTIVA®. Our strategy is to continue broadening our product pipeline through both internal development and additional collaborations such as our arrangements with Genentech, Millennium, Alexion and Chiron.

Based on current spending levels, anticipated revenues and anticipated availability of capital market financing, we estimate that we have sufficient cash resources, together with sources for funding available to us, to meet our anticipated net cash consumption levels through at least the end of 2005. This assumes additional capital market financing will be available to us on acceptable terms during this period to fund operating expenses, including RAPTIVA® sales and marketing costs. Any significant revenue shortfalls or increases in planned spending on development programs or losses on our share of RAPTIVA® could shorten this period. In addition, if capital market financing is not available to us on acceptable terms during this period, this period will be significantly shortened. Additional licensing arrangements or collaborations or otherwise entering into new equity or other financing arrangements could extend this period. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. For a further discussion of the risks related to our business and their effects on our cash flow and ability to raise new funding on acceptable terms, see “Forward Looking Information and Cautionary Factors That May Affect Future Results” included in this Item 2 below.

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

Forward-Looking Information And Cautionary Factors That May Affect Future Results

Certain statements contained herein related to the relative size of our loss for 2004, the relative levels of our expenses and revenues for the balance of 2004, the sufficiency of our cash resources, the marketing and sales effort in support of RAPTIVA®, as well as other statements related to current plans for product development and existing and potential collaborative and licensing relationships, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, the actual loss for 2004 could be higher depending on revenues from licensees and collaborators, the size and timing of expenditures, and whether there are unanticipated expenses; expenses could be higher and/or revenues could be lower depending on research and development costs, availability of licensing opportunities and other factors; the sufficiency of cash resources could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated or if funds are not available on acceptable terms; and the marketing and sales effort for RAPTIVA® may not be successful due to the strength of competition or if physicians do not adopt the product as treatment for their patients. These and other risks, including those related to the results of pre-clinical testing; the timing or results of pending and future clinical trials (including the design and progress of clinical trials; safety and efficacy of the products being tested; action, inaction or delay by the FDA, European or other regulators or their advisory bodies; and analysis or interpretation by, or submission to, these entities or others of scientific data); changes in the status of existing collaborative relationships; the ability of collaborators and other partners to meet their obligations; competition; market demand for products; scale-up and marketing capabilities; availability of additional licensing or collaboration opportunities; international operations; share price volatility; our financing needs and opportunities; uncertainties regarding the status of biotechnology patents; uncertainties as to the costs of protecting intellectual property; and risks associated with our status as a Bermuda company, are described in more detail in the remainder of this section.

The Marketing And Sales Effort In Support Of Our Only Product To Receive Regulatory Approval Has Only Recently Begun And May Not Be Successful.

RAPTIVA®, our only product to receive regulatory approval, was approved by the FDA on October 27, 2003 for the treatment of chronic moderate-to-severe plaque psoriasis in adults who are candidates for systemic therapy or phototherapy. Genentech is responsible for the marketing and sales effort in support of this product and has only commenced the full intended scope of this effort within the past six months. In June of 2004, Serono, S.A. (“Serono”), Genentech’s international marketing partner for RAPTIVA®, announced that RAPTIVA® had received a positive opinion recommending European approval from the European Committee for Medicinal Products for Human Use (“CHMP”). Unless and until RAPTIVA® is approved in this or other indications in major markets outside the United States, our interest in this product in this indication is limited to our 25% share of operating profits or losses from the sales of the product in the United States We currently have no active role in this marketing and sales effort. We currently anticipate that because of product launch costs, collaboration activity with respect to RAPTIVA® will not be profitable in 2004, and we expect no material revenues for the third quarter of 2004 from our 25% share of operating profits or other royalties related to RAPTIVA®. Successful commercialization of this product is subject to a number of risks, including Genentech’s ability to implement its marketing and sales effort and achieve sales; the strength of competition from other products being marketed or developed to treat psoriasis; physicians’ and patients’ acceptance of RAPTIVA® as a treatment for psoriasis; Genentech’s ability to provide manufacturing capacity to meet demand for the product; and pricing and reimbursement issues. Many of these risks are discussed in more detail below.

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

If adequate funds are not available, we may have to dilute or otherwise adversely affect the rights of existing shareholders, curtail or cease operations, or file for bankruptcy protection in extreme circumstances. We have spent, and we expect to continue to spend, substantial funds in connection with:

•	research and development relating to our products and production technologies,

•	expansion of our production capabilities,

•	various human clinical trials,

•	protection of our intellectual property, and

•	sales and marketing costs for RAPTIVA®.

Based on current spending levels, revenue estimates, net proceeds received from our last underwritten public offering, repayment obligations of our debt owed to Genentech for our share of RAPTIVA® marketing costs, deferral of a portion of our development loan from Genentech, issuance of shares in repayment of the remainder of our development loan from Genentech, financing commitments from Millennium and financing available from other sources, including capital markets, we estimate we have sufficient cash resources, together with sources of funding available to us, to meet our anticipated net cash consumption levels through at least the end of 2005. This assumes additional capital market financing will be available to us on acceptable terms during this period to fund operational expenses, including our share of RAPTIVA® sales and marketing costs. However, to the extent we experience continuing losses on RAPTIVA®, changes in the timing or size of expenditures, unanticipated expenditures, collaborators not meeting their obligations to us or shortfalls in anticipated revenues or cost sharing benefits, these funds may not be adequate for this period. In addition, if capital market financing is not available to us on acceptable terms during such period, this period will be significantly shortened. In particular, our share of profits or losses from RAPTIVA® may materially impact our cash resources. As a result, we do not know whether:

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

Specifically, although the October of 2003 FDA approval of RAPTIVA® would generally be expected to improve operating cash flow to the extent of our share of operating profits from Genentech’s sales of RAPTIVA® in the U.S., such approval also requires repayment in cash, shares or deferred repayment of up to $40.0 million of amounts owed to Genentech. In November of 2003, we announced our election to defer $40.0 million of such repayment and to repay the remainder of the development loan using shares. The commercialization loan was payable only in cash and approximately $3.0 million was paid in January of 2004 and the remaining balance of $10.3 million was paid in May of 2004. In addition, the receipt of regulatory approval terminated Genentech’s obligation to continue to loan us our portion of development and commercialization expenses for RAPTIVA®.

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

•	our future filings will be delayed,

•	our preclinical and clinical studies will be successful,

•	we will be successful in generating viable product candidates to targets,

•	we will be able to provide necessary additional data,
•	our future results will justify further development, or

•	we will ultimately achieve regulatory approval for any of these products.

For example,

•	in 1996, we and Genentech began testing RAPTIVA® in patients with moderate-to-severe plaque psoriasis. In April of 2002, we and Genentech announced that a pharmacokinetic study conducted on RAPTIVA® comparing XOMA-produced material and Genentech-produced material did not achieve the pre-defined statistical definition of comparability, and the FDA requested that another Phase III study be completed before the filing of a Biologics License Application for RAPTIVA®, delaying the filing of a Biologics Licensing Application with the FDA for RAPTIVA® beyond the previously-planned time frame of the summer of 2002. In March of 2003, we announced completion of enrollment in a Phase II study of RAPTIVA® in patients suffering from rheumatoid arthritis. In May of 2003, we and Genentech announced our decision to terminate Phase II testing of RAPTIVA® in patients suffering from rheumatoid arthritis based on an evaluation by an independent Data Safety Monitoring Board that suggested no overall net clinical benefit in patients receiving the study drug. We also completed enrollment in a Phase II study of RAPTIVA® as a possible treatment for patients with psoriatic arthritis. In March of 2004, we announced that the study did not reach statistical significance. As is our practice, more details regarding the clinical data will be revealed at an upcoming medical conference or other appropriate scientific, peer-reviewed forum in the future.

•	in December of 1992, we began human testing of our NEUPREX® product, a genetically engineered fragment of a particular human protein, and licensed certain worldwide rights to Baxter in January of 2000. In April of 2000, members of the FDA and representatives of XOMA and Baxter discussed results from the Phase III trial that tested NEUPREX® in pediatric patients with a potentially deadly bacterial infection called meningococcemia, and senior representatives of the FDA indicated that the data presented were not sufficient to support the filing of an application for marketing approval at that time.

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

Because All Of Our Products Are Still Being Developed, We Have Sustained Losses In The Past And We Expect To Sustain Losses In The Future.

We have experienced significant losses and, as of June 30, 2004, we had an accumulated deficit of $640.7 million.

For the six months ended June 30, 2004, we had a net loss of approximately $41.2 million, or $0.49 per common share (basic and diluted). For the year ended December 31, 2003, we had a net loss of approximately $58.7 million, or $0.78 per share (basic and diluted). We expect to incur additional losses in the future, primarily due to increased sales and marketing expenses related to RAPTIVA®, research and development costs associated with our XMP.629 compound, the Alexion collaboration, the Millennium collaboration and new product research including our oncology product collaboration with Chiron Corporation.

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

•	In April of 1996, we and Genentech entered into an agreement whereby we agreed to co-develop Genentech’s humanized monoclonal antibody product RAPTIVA®. In April of 1999, the companies amended the agreement. In March of 2003, the companies further amended the agreement. In October of 2003, RAPTIVA® was approved by the FDA for the treatment of adults with chronic moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy.

•	In November of 2001, we entered into a collaboration with Millennium to develop two of Millennium’s products for certain vascular inflammation indications. In October of 2003, we announced that we had discontinued one of these products, MLN2201. In December of 2003, we announced the initiation of Phase I testing on the other product, MLN2222.

•	In December of 2003, we and Alexion agreed to collaborate for the development and commercialization of an antibody to treat chemotherapy-induced thrombocytopenia. The TPO mimetic antibody was designed to mimic the activity of human thrombopoietin, a naturally occurring protein responsible for platelet production.

•	In March of 2004, we and Chiron Corporation announced we had agreed to collaborate for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the agreement, the companies will jointly research, develop, and commercialize multiple antibody product candidates. In July of 2004, we announced the first product candidate out of the collaboration, anti-CD40.

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

As a biopharmaceutical company, we have experienced significant volatility in our common shares. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. From August 4, 2003 through August 4, 2004, our share price has ranged from a high of $9.82 to a low of $3.09. On August 4, 2004, the last reported sale price of the common shares as reported on the Nasdaq National Market was $3.09 per share. Factors contributing to such volatility include, but are not limited to:

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

We Or Our Third Party Collaborators May Not Be Able To Increase Existing Or Acquire New Manufacturing Capacity Sufficient To Meet Market Demand.

Genentech is responsible for manufacturing or arranging for the manufacturing of commercial quantities of RAPTIVA®. Should Genentech have difficulty in providing manufacturing capacity to produce RAPTIVA® in sufficient quantities, we do not know whether we will be able to meet market demand. If any of our other products are approved, because we have never commercially introduced any pharmaceutical products, we do not know whether the capacity of our existing manufacturing facilities can be increased to produce sufficient quantities of our products to meet market demand. Also, if we or our third party collaborators need additional manufacturing facilities to meet market demand, we cannot predict that we will successfully obtain those facilities because we do not know whether they will be available on acceptable terms. In addition, any manufacturing facilities acquired or used to meet market demand must meet the FDA’s quality assurance guidelines.

Because We Only Recently Received Approval For Our Only Approved Product And We Do Not And Cannot Currently Market Any Of Our Other Products For Commercial Sale, We Do Not Know Whether There Will Be A Viable Market For Our Products.

Even though we and Genentech received FDA approval in October of 2003 to market RAPTIVA® and even if we receive regulatory approval for our other products, our products may not be accepted in the marketplace. For example, physicians and/or patients may not accept a product for a particular indication because it has been biologically derived (and not discovered and developed by more traditional means) or if no biologically derived products are currently in widespread use in that indication. Similarly, physicians may not accept RAPTIVA® if they believe other products to be more effective or are more comfortable prescribing other products. Consequently, we do not know if physicians or patients will adopt or use our products for their approved indications.

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

Without limiting the foregoing, we are aware that:

•	In April of 2004, Amgen Inc. (“Amgen”) announced that its rheumatoid arthritis and psoriatic arthritis drug, Enbrel®, has been approved by the FDA for the same psoriasis indication as RAPTIVA® and in July of 2004 Amgen announced that the CHMP has adopted a positive opinion for Enbrel® in this same indication;

•	Biogen Idec Inc. has been marketing in the U.S. since 2003 their product Amevive® to treat the same psoriasis indication as RAPTIVA®;

•	Centocor Inc., a unit of Johnson & Johnson, has announced that it has tested its rheumatoid arthritis and Crohn’s disease drug, Remicade®, in psoriasis showing clinical benefits and that the CHMP has adopted a positive opinion for expanding the label for Remicade®, in combination with methotrexate, to treat psoriatic arthritis;

•	Abbott Laboratories has presented data from a Phase II psoriasis trial showing clinical benefits and has announced the commencement of a Phase III psoriatic arthritis trial of its rheumatoid arthritis drug Humira™;

•	MedImmune, Inc. has completed enrollment in three Phase II trials to evaluate its anti-T cell monoclonal antibody in psoriasis; and

•	other companies, including Tularik Inc., are developing monoclonal antibody or other products for treatment of inflammatory skin disorders.

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

There is at least two competitors developing a complement inhibitor which may compete with MLN2222. Alexion and its partner Proctor & Gamble have initiated enrollment in a second Phase III trial of pexelizumab, a monoclonal antibody. This study is expected to enroll approximately 4,000 patients undergoing coronary artery bypass graft surgery. TP10 is a complement inhibitor developed by AVANT Immunotherapeutics, Inc. (“Avant”) for applications including the limitation of complement-mediated damage following surgery on cardiopulmonary by-pass. Avant anticipates completing enrollment in the Phase IIb study in 200-300 women undergoing cardiac bypass surgery by the end of 2004. Avant is also working closely with partner, Lonza Biologics plc, to complete process development and scale-up efforts in 2004 in preparation for the production of Phase III clinical materials and the start of that trial by year-end 2005.

Currently, there are at least two companies developing topical peptide treatments for acne which may compete with XMP.629. Micrologix Biotech, Inc. is developing MBI 594AN, a topical peptide that has completed a Phase IIB trial for the treatment of acne, and Helix Biomedix, Inc. is developing several peptide compounds.

At the current time there are several CD-40 related programs under development, mostly focused on the development of CD40 ligand products. For example, SGN-40 is a humanized monoclonal antibody under development by Seattle Genetics, Inc. which is targeting CD40 antigen. Phase I clinical trials of SGN-40 were initiated in March of 2004 in patients with multiple myeloma. Another example is 5d12, an antiCD-40 antibody under development by Tanox, Inc. for Crohn’s disease. Chiron licensed the antibody to Tanox, Inc. in 1995 and retains some commercialization and technology rights.

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

The Financial Terms Of Some Of Our Existing Or Future Collaborative Arrangements Could Result In Dilution Of Our Share Value.

In November of 2003, we announced that we exercised our option to defer payment of $40.0 million of our convertible loan from Genentech related to the development of RAPTIVA® and pay the remaining balance of approximately $29.6 million under the development loan with preference shares before year-end 2003. These preference shares were issued in December of 2003 and are convertible into an aggregate of 3,818,395 common shares at a conversion price of approximately $7.75 per share, the price determined under the loan agreements at the time we notified Genentech of our election.

Our financing arrangement with Millennium gives us the option to issue up to $14.7 million worth of common shares to Millennium through March of 2005. As of June 30, 2004, the total amount issuable in 2004 was approximately $11.0 million. The number of shares to be issued will be based on a conversion price to be calculated at the time of conversion. This arrangement, as well as future arrangements we may enter into with similar effect, could result in dilution in the value of our shares.

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

We Are Exposed To An Increased Risk Of Product Liability Claims.

The sale, testing and marketing of medical products entails an inherent risk of allegations of product liability. We believe that we currently have adequate levels of insurance for our clinical trials, however, in the event of one or more large, unforeseen awards, such levels may not provide adequate coverage. We will seek to obtain additional insurance, if needed, as commercialization of RAPTIVA® continues; however, because we have not yet determined whether additional insurance is needed, we do not know whether adequate insurance coverage will be available or be available at acceptable costs. A significant product liability claim for which we were not covered by insurance would have to be paid from cash or other assets. To the extent we have sufficient insurance coverage, such a claim would result in higher subsequent insurance rates.

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

The table below presents the amounts and related weighted interest rates of our cash equivalents at June 30, 2004:

	Maturity	Fair Value (in thousands)	Average Interest Rate
Overnight Funds	Daily	$53,989	1.40%

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

In April of 2003, we implemented a new financial reporting system which represents a significant change in our internal controls. During our evaluation of internal controls conducted for the second quarter of 2003, special procedures were performed regarding the system conversion and implementation. We concluded that the system conversion and implementation was properly controlled to ensure accurate financial reporting. We are enhancing internal financial controls and staffing consistent with the requirements of the Sarbanes-Oxley Act of 2002. Apart from this, there were no changes in our internal controls over financial reporting during the first six months of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial accounting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July of 2003, a complaint was filed in the General Court of Justice, Superior Court Division, Orange County, North Carolina, in a lawsuit captioned Hamlet v. Genentech, Inc., et al., No. 03 CVS 1161, and was subsequently amended, by a participant in one of the Phase III clinical trials of RAPTIVA®. The complaint asserts claims for alleged negligence, breach of fiduciary duty, fraud, misrepresentation and medical negligence against the plaintiff’s treating physician, the physician’s medical practice, Genentech, XOMA, the institutional review board responsible for the trial and the contract research organization retained to conduct the trial. The complaint seeks unspecified compensatory damages alleged to be in excess of $10,000. As set forth in the complaint, the plaintiff was initially in the placebo group of this trial; he did not receive RAPTIVA® during this time, and his claims are based on his failure to receive his indicated treatment, not his receipt of RAPTIVA®. Although this case is at an early stage, XOMA believes the claims against it to be without merit and intends to vigorously defend against them. At a recent hearing, XOMA was successful in having all claims that allege or depend on XOMA being a health care provider dismissed, and the Court dismissed the fiduciary duty and constructive fraud claims as well. Discovery is on-going.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 2004, the Company held its annual general meeting of shareholders. The following persons (the only nominees) were elected as the Company’s directors, having received the indicated votes:

Name	Votes For	Votes Withheld
James G. Andress	70,515,945	2,871,663
William K. Bowes, Jr.	70,636,971	2,750,637
John L. Castello	69,958,520	3,429,088
Arthur Kornberg, M.D.	70,668,036	2,719,572
Steven C. Mendell	64,768,138	8,619,470
Patrick J. Scannon, M.D., Ph.D.	70,168,174	3,219,434
W. Denman Van Ness	70,659,915	2,727,693
Patrick J. Zenner	69,750,076	3,637,532

The proposal to appoint Ernst & Young LLP to act as the Company’s independent auditors for the 2004 fiscal year and authorize the Board to agree to such auditors’ fee was approved, having received 71,728,045 votes for, 1,491,255 votes against, 163,308 abstentions and no broker non-votes.

The amendments to the Company’s 1992 Director’s Plan to i) increase the aggregate number of shares issuable over the term of the plan by 300,000 to 600,000, ii) increase the number of shares for which options will be granted to newly-elected non-employee directors by 5,000 to 20,000, iii) increase the number of shares for which options will be granted annually to re-elected non-employee directors by 2,500 to 10,000, iv) remove the limitation on the total number of options to be received by each director, and v) advance the timing of initial grants to new non-employee directors and the time at which the initial grants will become exercisable, was approved, having received 29,974,085 votes for, 6,326,837 votes against, 309,638 abstentions and 36,777,138 broker non-votes.

The amendments to the Company’s Management Incentive Compensation Plan to i) change the mix of cash and common shares used to pay all awards to 50% cash and 50% common shares, rather than, at the election of the recipient, up to 75% cash and 25% common shares or 75% common shares and 25% cash, ii) advance the timing of payments of awards to a one-time award soon after the end of the relevant fiscal year, rather than three payments over three years, iii) add the Company’s senior directors as a category of participants, and iv) make certain other minor changes, was approved, having received 31,183,214 votes for, 5,121,689 votes against, 305,657 abstentions and 36,777,138 broker non-votes.

The adoption of the Company’s CEO Incentive Compensation Plan was approved, having received 30,968,123 votes for, 5,247,307 votes against, 395,130 abstentions and 36,777,138 broker non-votes.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1	Certification of John L. Castello, Principal Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter D. Davis, Principal Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John L. Castello, Chief Executive Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Peter D. Davis, Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 9, 2004, furnished herewith.

(b) Reports on Form 8-K:

None

XOMA Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Ltd.

Date: August 9, 2004	By:	/s/ JOHN L. CASTELLO
John L. Castello Chairman of the Board, President and Chief Executive Officer

Date: August 9, 2004	By:	/s/ PETER D. DAVIS
Peter D. Davis Vice President, Finance and Chief Financial Officer