Form 10-Q
period 2004-09-30
XOMA LTD /DE/
filed 2004-11-09
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2004
Common shares US$.0005 par value	85,565,765

XOMA Ltd.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$35,930	$84,812
Short-term investments	468	436
Receivables	370	10,625
Related party receivables	125	94
Prepaid expenses and other	1,335	1,267

Total current assets	38,228	97,234
Property and equipment, net	20,475	21,337
Related party receivables – long-term	76	120
Deposits and other	159	159

Total assets	$58,938	$118,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,789	$5,058
Accrued liabilities	13,208	6,163
Notes payable	286	13,343
Capital lease obligations	279	520
Deferred revenue	2,000	90
Convertible note	—	5,284

Total current liabilities	18,562	30,458
Capital lease obligations – long-term	74	272
Deferred revenue – long-term	6,833	—
Interest bearing obligation – long-term	40,641	39,906

Total liabilities	66,110	70,636

Shareholders’ equity:
Preference shares, $.05 par value, 1,000,000 shares authorized
Series A, 135,000 designated, no shares issued and outstanding	—	—
Series B, 8,000 designated, 2,959 and 2,959 shares issued and outstanding, respectively. Aggregate liquidation preference of $29.6 million.	1	1
Common shares, $.0005 par value, 135,000,000 shares authorized, 85,565,765 and 83,998,697 shares outstanding, respectively	43	42
Additional paid-in capital	653,470	647,534
Accumulated comprehensive income	197	166
Accumulated deficit	(660,883)	(599,529)

Total shareholders’ equity	(7,172)	48,214

Total liabilities and shareholders’ equity	$58,938	$118,850

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
License and collaborative fees	$530	$12,050	$1,442	$14,125
Contract and other revenue	29	582	65	4,032

Total revenues	559	12,632	1,507	18,157

Operating costs and expenses:
Research and development	12,562	16,622	38,439	44,108
General and administrative	4,015	3,603	11,538	9,933
Collaboration arrangement	3,857	1,974	12,286	2,245

Total operating costs and expenses	20,434	22,199	62,263	56,286

Loss from operations	(19,875)	(9,567)	(60,756)	(38,129)

Other income (expense):
Investment and interest income	158	75	452	260
Interest expense	(307)	(449)	(925)	(1,424)
Other income (expense)	(119)	91	(125)	289

Net loss	$(20,143)	$(9,850)	$(61,354)	$(39,004)

Basic and diluted net loss per common share	$(0.24)	$(0.13)	$(0.73)	$(0.54)

Shares used in computing basic and diluted net loss per common share	85,284	73,224	84,619	72,371

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(61,354)	$(39,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,260	2,941
Common shares contribution to 401(k) and management incentive plans	906	754
Increase in notes to a collaborative partner for cost allocations	—	2,245
Accrued interest on convertible notes and other interest bearing obligations	285	1,292
(Gain) loss on disposal/retirement of property and equipment	123	1
(Gain) loss on sale of investments	—	(299)
Changes in assets and liabilities:
Receivables and related party receivables	10,268	(1,812)
Inventory	—	1,306
Prepaid expenses and other	(68)	(644)
Deposits and other	—	13
Accounts payable	(2,269)	(669)
Accrued liabilities	7,045	(576)
Deferred revenue	8,743	(1,894)

Net cash used in operating activities	(33,061)	(36,346)

Cash flows from investing activities:
Purchase of short-term investments	—	(4,000)
Transfer from restricted cash	—	1,500
Purchase of property and equipment	(2,521)	(2,341)
Proceeds from sale of short-term investments	—	4,045

Net cash used in investing activities	(2,521)	(796)

Cash flows from financing activities:
Proceeds from short-term loan	508	—
Principal payments of short-term loan	(13,400)	(763)
Payments under capital lease obligations	(439)	(513)
Proceeds from issuance of convertible notes	—	10,787
Principal payments of convertible notes	(5,000)	—
Proceeds from issuance of common shares	5,031	71,447

Net cash provided by (used in) financing activities	(13,300)	80,958

Net decrease in cash and cash equivalents	(48,882)	43,816
Cash and cash equivalents at the beginning of the period	84,812	36,262

Cash and cash equivalents at the end of the period	$35,930	$80,078

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

XOMA Ltd. (“XOMA” or the “Company”), a Bermuda company, is a biopharmaceutical company that develops for commercialization antibodies and other genetically-engineered protein products to treat immunological and inflammatory disorders, cancer, and infectious diseases. The Company’s products are presently in various stages of development and most are subject to regulatory approval before they can be introduced commercially. The Company has one approved product, RAPTIVA®, which is marketed in the United States and Europe, for the treatment of moderate-to-severe plaque psoriasis under a collaboration agreement with Genentech, Inc. (“Genentech”). XOMA’s pipeline includes both proprietary products and collaborative programs at various stages of preclinical and clinical development.

Basis of Presentation

The condensed consolidated financial statements include the accounts of XOMA and its subsidiaries. All significant intercompany accounts and transactions were eliminated during consolidation. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of September 30, 2004, the consolidated results of the Company’s operations for the three and nine months ended September 30, 2004 and 2003, and the Company’s cash flows for the nine months then ended. The condensed consolidated balance sheet amounts at December 31, 2003, have been derived from audited consolidated financial statements. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

Critical Accounting Policies

The Company believes that there have been no significant changes in its critical accounting policies during the nine months ended September 30, 2004, as compared with those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.

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

Concentration of Risk

Cash, cash equivalents, short-term investments and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains and invests excess cash in money market funds and short-term investments that bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the nine months ended September 30, 2004, one customer represented 77% of total revenues and, as of September 30, 2004, there were no billed or unbilled receivables outstanding from this customer. For the nine months ended September 30, 2003, two customers represented 64% and 19% of total revenues and, as of September 30, 2003, there were billed and unbilled receivables outstanding from one of these customers of $10.0 million.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2004 presentation. Such reclassifications have not impacted previously reported revenues, operating loss or net loss.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Collaboration arrangement

Beginning in 2004, the Company is reporting its RAPTIVA® collaboration profit or loss as a single line item to reflect the terms of the agreement with Genentech, which includes XOMA’s share of Genentech’s operating profit or loss before research and development expenses from RAPTIVA® sales in the United States, royalty income on sales of RAPTIVA® outside of the United States and any research and development cost sharing adjustments between the companies. If quarterly collaboration activity results in a profit, XOMA’s portion will be included in total revenues; if the quarterly collaboration activity results in a loss, XOMA’s portion will be included in operating expenses. The Company currently anticipates its share of the collaboration activity to be losses through 2004 due to product selling and marketing costs, which are expected to exceed gross profit. Research and development costs incurred directly by the Company related to RAPTIVA® will continue to be included in research and development expense.

In connection with the revised presentation of RAPTIVA® collaboration profit or loss, the Company reclassified the following amounts (in thousands):

	Three months ended September 30, 2003			Nine months ended September 30, 2003
	Revised	Original	Reclassified	Revised	Original	Reclassified
Research and development	$16,622	$15,933	$689	$44,108	$41,417	$2,691
General and administrative *	3,603	6,266	(2,663)	9,933	14,869	(4,936)
Collaboration arrangement	1,974	—	1,974	2,245	—	2,245

Total operating costs and expenses	$22,199	$22,199	$—	$56,286	$56,286	$—

*	Shown as “Marketing, general and administrative” in prior year.

Share-Based Compensation

In accordance with the provisions of the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123,” the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and to adopt the “disclosure only” alternative described in SFAS 123. Under APB 25, if the exercise price of the Company’s employee share options equals or exceeds the fair market value on the date of the grant or the fair value of the underlying shares on the date of the grant as determined by the Company’s Board of Directors, no compensation expense is recognized. Accordingly, the financial statements reflect amortization of compensation resulting from options granted at exercise prices which were below market price at the grant date. Had compensation cost for the Company’s share-based compensation plans been based on the fair value method at the grant dates for awards under these plans consistent with the provisions of SFAS 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below for the three and nine months ended September 30, 2004 and 2003 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss – as reported	$(20,143)	$(9,850)	$(61,354)	$(39,004)
Deduct:
Total share-based employee compensation expense determined under fair value method	(759)	(838)	(2,640)	(2,441)

Pro forma net loss	$(20,902)	$(10,688)	$(63,994)	$(41,445)

Loss per share:
Basic and diluted – as reported	$(0.24)	$(0.13)	$(0.73)	$(0.54)
Basic and diluted – pro forma	$(0.25)	$(0.15)	$(0.76)	$(0.57)

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the periods indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Dividend yield	0%	0%	0%	0%
Expected volatility	1.02%	.93%	.82%	98%
Risk-free interest rate	3.29%	1.20%	1.45%	1.23%
Expected life	4.5 years	5.8 years	6.3 years	5.0 years

On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment - An Amendment of FASB Statements No. 123 and 95” (“SFAS 123R”). The proposed SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed SFAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The new rules would be applied on a modified prospective basis as defined in the proposed SFAS 123R, and would be effective for public companies for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes model (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules

Comprehensive Income (Loss)

Unrealized gains or losses on the Company’s available-for-sale securities are included in other comprehensive income (loss). Comprehensive income (loss) and its components for the three and nine months ended September 30, 2004 and 2003, are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss	$(20,143)	$(9,850)	$(61,354)	$(39,004)
Unrealized gain (loss) on securities available-for-sale	14	(75)	31	32

Comprehensive loss	$(20,129)	$(9,925)	$(61,323)	$(38,972)

Net Loss Per Common Share

Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128.

The following potentially dilutive outstanding securities were not considered in the computation of diluted net loss per share because they would be antidilutive for the nine months ended September 30, 2004 and 2003, (in thousands):

	Nine months ended September 30,
	2004	2003
Options for common shares	5,959	5,601
Warrants for common shares	525	700
Convertible notes, debentures and related interest, as if converted	3,818	9,743

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Accrued collaboration arrangement	$5,006	$—
Accrued payroll costs	3,957	4,290
Accrued co-development, net	2,495	—
Accrued legal fees	895	1,035
Accrued clinical trial costs	206	451
Other	649	387

Total	$13,208	$6,163

2. COLLABORATIVE AGREEMENTS

On February 27, 2004, the Company entered into an exclusive multi-product collaboration agreement with Chiron Corporation (“Chiron”) for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the agreement, the companies will share costs and profits on a 70-30 basis, with XOMA’s share being 30%. XOMA was entitled to initial payments totaling $10 million, which were received in March and June of 2004. This initial payment of $10 million is being recognized ratably over sixty months, the expected term of the agreement, as license and collaborative fees.

Additionally, a loan facility of up to $50 million to fund up to 75% of XOMA’s share of development expenses to be incurred beginning in 2005 will be available to XOMA. Chiron’s profit share, if and when such profit is achieved, is subject to a limited upward adjustment, which, in turn, may be reduced if certain benchmarks are achieved including if Chiron elects to extend the program from three years to five years.

On February 24, 2004, the Company amended certain terms of the investment agreement with Millennium Pharmaceuticals, Inc. (“Millennium”). The key elements of the revised investment agreement included an extension of the maturity date of the $5.0 million outstanding convertible debt to April 15, 2004 (or the third business day after effectiveness of the related registration statement, if later), and a rescheduling of the Company’s decision points regarding whether to sell the remaining $14.7 million worth of common shares to four option dates through March of 2005, at each of which the Company may issue up to $3,675,000 worth of common shares. On April 15, 2004, the $5.0 million of convertible debt to Millennium was paid in full in cash. On July 27, 2004, the Company exercised its option to sell 0.9 million shares of common stock to Millennium for $3.7 million. On October 12, 2004, the companies announced a further change in their agreements whereby Millennium assumed responsibility for all subsequent development work and expenses for MLN2222 at initiation of Phase II testing. The Company will continue to provide quantities of bulk drug substance requested by Millennium at the expense of Millennium for Phase II trials. The Company will be entitled to receive an undisclosed royalty on future net sales of MLN2222, as well as payments related to the achievement of clinical and regulatory milestones. The investment agreement between Millennium and XOMA is terminated and there will be no further issuance of the Company common shares to Millennium.

In the third quarter of 2004, the Company entered into a collaboration with Aphton Corporation (“Aphton”) for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. Under the terms of the agreement, the companies will share costs and profits on a 70-30 basis, with XOMA’s share being 30%. XOMA will have worldwide manufacturing rights for these products and the ability to share up to 30% in the commercialization efforts in the U.S. in accordance with the terms of the agreement. Aphton will share commercialization rights in the U.S. and will have exclusive rights to commercialize all products outside the U.S.

In November of 2004, XOMA and Alexion Pharmaceuticals, Inc. determined that the lead molecule in their TPO mimetic collaboration did not meet the criteria established in the program for continued development. The companies are evaluating next steps for the collaboration, including a potential alternative TPO mimetic compound for development.

3. LEGAL PROCEEDINGS

In July of 2003, a complaint was filed in the General Court of Justice, Superior Court Division, Orange County, North Carolina, in a lawsuit captioned Hamlet v. Genentech, Inc., et al., No. 03 CVS 1161, and was subsequently amended, by participants in one of the Phase III clinical trials of RAPTIVA®. The complaint asserts claims for alleged negligence, breach of fiduciary duty, fraud, misrepresentation and medial negligence against the plaintiff’s treating physician, the physician’s medical practice, Genentech, XOMA, the institutional review board responsible for the trial and the contract research organization retained to conduct the trial. The complaint seeks unspecified compensatory damages alleged to be in excess of $10,000. As set forth in the complaint, the plaintiff was initially in the placebo group of this trial; he did not receive RAPTIVA® during this time, and his claims are based on his failure to receive his indicated treatment, not his receipt of RAPTIVA®. At a recent hearing, XOMA was successful in having all claims that allege or depend on XOMA being a health care provider dismissed, and the Court dismissed the fiduciary duty and constructive fraud claims as well. Four of the defendants, including XOMA, have reached agreement with the plaintiff on a settlement, but a formal settlement agreement and release have not yet been executed.

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

Results of Operations

Revenues for the three months ended September 30, 2004, were $0.6 million compared with $12.6 million for the three months ended September 30, 2003, a 96% decrease. Revenues for the nine months ended September 30, 2004, were $1.5 million compared with $18.2 million for the nine months ended September 30, 2003, a 92% decrease. License and collaborative fees revenue was $0.5 million and $1.4 million for the three and nine months ended September 30, 2004, compared with $12.1 million and $14.1 million for the same periods of 2003. The prior year amounts reflected a $10.0 million termination fee from Baxter Healthcare Corporation (“Baxter”) as a result of the termination of agreements between the companies related to the licensing and development of our NEUPREX® product, as well as license fees from several bacterial cell expression technology license arrangements. Contract and other revenue was $29,000 and $65,000 for the three and nine months ended September 30, 2004, compared with $0.6 million and $4.0 million for the same periods of 2003, reflecting the impact on contract revenues of the termination of agreements with Baxter and Onyx Pharmaceuticals, Inc. (“Onyx”). The Baxter agreement was terminated during the third quarter of 2003, and the Onyx agreement was effectively terminated in the fourth quarter of 2003. Baxter and Onyx represented 81% and 9%, respectively, of our total revenues for the three months ended September 30, 2003, and 64% and 19%, respectively, of our total revenues for the nine months ended September 30, 2003.

Research and development expenses for the three and nine months ended September 30, 2004, were $12.6 million and $38.4 million, respectively, compared with $16.6 million and $44.1 million for the same periods of 2003, or decreases of 24% and 13%, respectively. These decreases reflect reduced spending on RAPTIVA®, MLN2201 (formerly known as MLN01), MLN2222, ING-1 and NEUPREX® partially offset by higher development costs associated with development of our XMP.629 compound that was being developed for acne, our collaboration with Chiron Corporation (“Chiron”), our collaboration with Alexion Pharmaceuticals, Inc. (“Alexion”) on a TPO mimetic antibody and new product research. On August 16, 2004, we announced the results of a Phase II trial with XMP.629 gel. The results were inconclusive in terms of clinical benefit of XMP.629 compared with vehicle gel, and pending a more complete analysis, we do not intend to initiate additional clinical trials with XMP.629. In October of 2004, we and Millennium Pharmaceuticals, Inc. (“Millennium”) amended our agreements whereby Millennium assumed responsibility for all subsequent development work and expenses for MLN2222 at the initiation of Phase II testing. We continue to explore new collaborative opportunities that may affect future research and development expense.

Our research and development activities can be divided into earlier stage programs, which include molecular biology, process development, pilot-scale production and preclinical testing, and later stage programs, which include clinical testing, regulatory affairs, and manufacturing clinical supplies. The cost associated with these programs approximate the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Earlier stage programs	$8,306	$11,996	$23,307	$29,753
Later stage programs	4,256	4,626	15,132	14,355

Total	$12,562	$16,622	$38,439	$44,108

Our research and development activities also can be divided into those related to our internal projects and those related to collaborative arrangements. The cost related to internal projects versus collaborative arrangements approximate the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Internal projects	$7,659	$7,354	$23,765	$18,630
Collaborative arrangements	4,903	9,268	14,674	25,478

Total	$12,562	$16,622	$38,439	$44,108

For the three and nine months ended September 30, 2004, one (XMP.629) and two (MLN2222 and XMP.629) development programs, respectively, each individually accounted for more than 10% but less than 20% and no development program accounted for more than 20% of our total research and development expenses. For the three and nine months ended September 30, 2003, one development program (MLN2222) accounted for more than 10% but less than 20%, one development program (RAPTIVA®) accounted for more than 20% but less than 30% and no development program accounted for more than 30% of our total research and development expenses.

General and administrative expenses for the three and nine months ended September 30, 2004, were $4.0 million and $11.5 million, respectively, an increase of 11% and 16% from $3.6 million and $9.9 million for the three and nine months ended September 30, 2003, respectively. These increases reflected higher business development expenses and costs associated with implementing procedures and staffing necessary to meet the requirements of the Sarbanes-Oxley Act of 2002.

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

Collaboration arrangement expense, which relates exclusively to RAPTIVA® (see Note 1), was $3.9 million and $12.3 million for the three and nine months ended September 30, 2004, respectively, compared with expenses of $2.0 million and $2.2 million for the three and nine months ended September 30, 2003. The current year amounts reflect our 25% share of commercialization costs for RAPTIVA® in excess of Genentech’s revenues less cost of goods sold. The 2003 amounts reflect a research and development cost sharing adjustment in our favor in excess of our share of pre-launch marketing expenses.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net collaboration profit (loss) before R&D expense	$(3,404)	$(2,663)	$(11,851)	$(4,937)
R&D co-development benefit (charge)	(504)	689	(486)	2,692
Royalties from international sales	51	—	51	—

Total collaboration arrangement benefit (expense)	$(3,857)	$(1,974)	$(12,286)	$(2,245)

Investment and interest income for the three and nine months ended September 30, 2004, was $0.2 million and $0.5 million, respectively, compared with $0.1 million and $0.3 million for the same periods of 2003. The increase resulted principally from increased interest income due to increased average cash balances. Interest expense for the three and nine months ended September 30, 2004, was $0.3 million and $0.9 million, respectively, compared with $0.4 million and $1.4 million for the same period of 2003. These decreases reflected lower interest rates and partial repayment of notes due to Genentech and Millennium. Other income (expense) for both the three and nine months ended September 30, 2004, was $(0.1) million compared with $0.1 million and $0.3 million for the same periods of 2003. The 2004 expense reflected a loss on the write-off of fixed assets. The 2003 income amounts resulted from gains on sales of investments.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at September 30, 2004, was $36.4 million compared with $85.2 million at December 31, 2003. This decrease primarily reflects cash used in operations of $33.1 million, a $13.2 million payment on our short-term loan obligation to Genentech and a $5.0 million payment of our convertible debt to Millennium.

Net cash used in operating activities was $33.1 million for the nine months ended September 30, 2004, compared with $36.3 million for the nine months ended September 30, 2003. When compared with 2003, the decrease in 2004 reflected a higher net loss that was offset by the $10.0 million received in January of 2004 from Baxter related to the termination of agreements, and the $8.8 million in deferred revenue remaining from the $10.0 million received from Chiron, in 2004, related to the initiation of an exclusive collaboration agreement in oncology in February of 2004.

Net cash used in investing activities was $2.5 million for the nine months ended September 30, 2004, compared with $0.8 million for the nine months ended September 30, 2003. The increase in the first nine months of 2004 when compared with the first nine months of 2003 was primarily due to an increase of $0.2 million in purchases of fixed assets in 2004 compared with 2003 and restrictions on $1.5 million of cash being released in 2003. Capital spending is expected to continue at a similar level for the remainder of 2004.

Net cash used in financing activities was $13.3 million for the nine months ended September 30, 2004, compared with cash provided by financing activities of $81.0 million for the nine months ended September 30, 2003. Financing activities in the first nine months of 2004 consisted principally of a $13.2 million payment to retire our short-term loan obligation to Genentech, a $5.0 million payment of our convertible debt to Millennium, $0.4 million for principal payments on capital lease obligations and $0.2 million for principal payments on a short-term loan partially offset by $1.4 million in proceeds from the sale of common shares through share option exercises and the employee share purchase plan, $0.5 million proceeds from a short-term note and $3.7 million in proceeds from 0.9 million common shares sold under our investment agreement with Millennium. Financing activities in the first nine months of 2003 consisted principally of a $10.8 million net funding from Genentech under our development agreement, $67.2 million in net proceeds from common shares sold under a public offering, $4.0 million in proceeds from common shares sold under our investment agreement with Millennium and $0.2 million from proceeds of common shares primarily related to employee share purchase and option incentive programs. This was partially offset by principal payments of $0.8 million to retire a short-term loan obligation and $0.5 million for principal payments on capital lease obligations.

In the first quarter of 2004, we announced the amendment of certain terms of the investment agreement with Millennium. The key elements of the revised investment agreement included an extension of the maturity date of the $5.0 million outstanding convertible debt to April 15, 2004 (or the third business day after effectiveness of the related registration statement, if later), and a rescheduling of our decision points regarding whether to sell the remaining $14.7 million worth of common shares to four option dates through March of 2005, at each of which we may issue up to $3,675,000 worth of commons shares. On April 15, 2004, the $5.0 million of convertible debt to Millennium was paid in full in cash. On July 27, 2004, we exercised our option and issued 920,284 common shares for proceeds of $3,675,000. On October 12, 2004, we announced an amendment of the development agreement whereby Millennium assumed responsibility for all subsequent development work and expenses for MLN2222 at initiation of Phase II testing. We will continue to provide quantities of bulk drug substance requested by Millennium at the expense of Millennium for Phase II trials. We will be entitled to receive an undisclosed royalty on future net sales of MLN2222, as well as payments related to the achievement of clinical and regulatory milestones. The investment agreement between the companies is terminated and there will be no further issuance of our common shares to Millennium.

In the first quarter of 2004, we entered into an exclusive multi-product collaboration agreement with Chiron for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the agreement, the companies will share costs and profits on a 70-30 basis, with our share being 30%. We were entitled to initial payments totaling $10 million, which we received in March and June of 2004. These payments will be recognized ratably over sixty months, the expected term of the agreement. Additionally, Chiron is obligated to provide a loan facility of up to $50 million to fund up to 75% of our share of development expenses to be incurred beginning in 2005. Chiron’s profit share, if and when such profit is achieved, is subject to a limited upward adjustment, which in turn, may be reduced if certain benchmarks are achieved or if Chiron elects to extend the program from three years to five years.

In the third quarter of 2004, we entered into a collaboration with Aphton Corporation (“Aphton”) for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. Under the terms of the agreement, the companies will share costs and profits on a 70-30 basis, with our share being 30%. We will have worldwide manufacturing rights for these products and the ability to share up to 30% in the commercialization efforts in the U.S. in accordance with the terms of the agreement. Aphton will share commercialization rights in the U.S. and will have exclusive rights to commercialize all products outside the U.S.

Our cash, cash equivalents and short-term investments are expected to decrease through 2004 with the use of cash to fund ongoing operations.

The present outlook is for higher losses in 2004 than recorded in 2003, primarily due to decreased license and contract revenues and costs related to the launch of RAPTIVA®. Our strategy is to continue broadening our product pipeline utilizing our existing capacity, through internal development and additional collaborations such as our arrangements with Genentech, Millennium, Alexion, Chiron and Aphton.

Based on current spending levels, anticipated revenues, partner funding and remaining net proceeds from our last underwritten public offering, we estimate that we have sufficient cash resources to meet our anticipated net cash consumption levels through approximately the end of 2005. We currently plan to access additional sources of funding that we believe to be available to us, including capital market financing, to meet our anticipated net cash consumption levels longer term. Any significant revenue shortfalls or increases in planned spending on development programs could shorten this period. Additional licensing arrangements or collaborations or otherwise entering into new equity or other financing arrangements could extend this period. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. For a further discussion of the risks related to our business and their effects on our cash flow and ability to raise new funding on acceptable terms, see “Forward Looking Information and Cautionary Factors That May Affect Future Results” included in this Item 2 below.

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

The Marketing And Sales Effort In Support Of Our Only Product To Receive Regulatory Approval Has Only Recently Begun And May Not Be Successful.

RAPTIVA®, our only product to receive regulatory approval, was approved by the FDA on October 27, 2003, for the treatment of chronic moderate-to-severe plaque psoriasis in adults who are candidates for systemic therapy or phototherapy. Genentech is responsible for the marketing and sales effort in support of this product and has only commenced the full intended scope of this effort within the past nine months. In September of 2004, Serono, S.A. (“Serono”), Genentech’s international marketing partner for RAPTIVA®, announced that RAPTIVA® had received approval for use in the European Union (“EU”) and that the product is being launched in several EU countries in the fourth quarter of 2004. We currently have no active role in this marketing and sales effort. We currently anticipate that because of product launch costs, collaboration activity with respect to RAPTIVA® will not be profitable in 2004, and we expect no material revenues for the fourth quarter of 2004 from our 25% share of U.S. operating profits or other royalties related to RAPTIVA®. Successful commercialization of this product is subject to a number of risks, including Genentech’s and Serono’s ability to implement its marketing and sales effort and achieve sales; the strength of competition from other products being marketed or developed to treat psoriasis; physicians’ and patients’ acceptance of RAPTIVA® as a treatment for psoriasis; Genentech’s ability to provide manufacturing capacity to meet demand for the product; and pricing and reimbursement issues. Many of these risks are discussed in more detail below.

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

Based on current spending levels, anticipated revenues, partner funding and remaining net proceeds received from our last underwritten public offering, we estimate that we have sufficient cash resources to meet our anticipated net cash consumption levels through approximately the end of 2005. We currently plan to access additional sources of funding that we believe to be available to us, including capital market financing, to meet our anticipated net cash consumption levels longer term. Any significant revenue shortfalls or increases in planned spending on development programs could shorten this period. Additional licensing arrangements or collaborations or otherwise entering into new equity or other financing arrangements could extend this period. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. As a result, we do not know whether:

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

Specifically, although the October of 2003 FDA approval of RAPTIVA® would generally be expected to improve operating cash flow to the extent of our share of operating profits from Genentech’s sales of RAPTIVA® in the U.S., such approval also requires repayment in cash, shares or deferred repayment of up to $40.0 million of amounts owed to Genentech. In November of 2003, we announced our election to defer $40.0 million of such repayment and to repay the remainder of the development loan using shares. The commercialization loan was payable only in cash and approximately $3.0 million was paid in January of 2004 and the remaining balance of $10.2 million was paid in May of 2004. In addition, the receipt of regulatory approval terminated Genentech’s obligation to continue to loan us our portion of development and commercialization expenses for RAPTIVA®.

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

Our potential products will require significant additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy and expensive, often taking a number of years. As clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly. As a result, it is uncertain whether:

•	our future filings will be delayed,

•	our preclinical and clinical studies will be successful,

•	we will be successful in generating viable product candidates to targets,

•	we will be able to provide necessary additional data,

•	our future results will justify further development, or

•	we will ultimately achieve regulatory approval for any of these products.

For example,

•	in 1996, we and Genentech began testing RAPTIVA® in patients with moderate-to-severe plaque psoriasis. In April of 2002, we and Genentech announced that a pharmacokinetic study conducted on RAPTIVA® comparing XOMA-produced material and Genentech-produced material did not achieve the pre-defined statistical definition of comparability, and the FDA requested that another Phase III study be completed before the filing of a Biologics License Application for RAPTIVA®, delaying the filing of a Biologics Licensing Application with the FDA for RAPTIVA® beyond the previously-planned time frame of the summer of 2002. In March of 2003, we announced completion of enrollment in a Phase II study of RAPTIVA® in patients suffering from rheumatoid arthritis. In May of 2003, we and Genentech announced our decision to terminate Phase II testing of RAPTIVA® in patients suffering from rheumatoid arthritis based on an evaluation by an independent Data Safety Monitoring Board that suggested no overall net clinical benefit in patients receiving the study drug. We also completed enrollment in a Phase II study of RAPTIVA® as a possible treatment for patients with psoriatic arthritis. In March of 2004, we announced that the study did not reach statistical significance.

•	in December of 1992, we began human testing of our NEUPREX® product, a genetically engineered fragment of a particular human protein, and licensed certain worldwide rights to Baxter in January of 2000. In April of 2000, members of the FDA and representatives of XOMA and Baxter discussed results from the Phase III trial that tested NEUPREX® in pediatric patients with a potentially deadly bacterial infection called meningococcemia, and senior representatives of the FDA indicated that the data presented were not sufficient to support the filing of an application for marketing approval at that time.

•	in 2003, we completed two Phase I trials of XMP.629, a BPI-derived topical peptide compound targeting acne, evaluating the safety, skin irritation and pharmacokinetics. In January of 2004, we announced the initiation of Phase II clinical testing in patients with mild-to-moderate acne. In August of 2004, we announced the results of a Phase II trial with XMP.629 gel. The results were inconclusive in terms of clinical benefit of XMP.629 compared with vehicle gel.

•	in November of 2004, in conjunction with Alexion, we determined that the lead molecule in our TPO mimetic collaboration did not meet the criteria established in the program for continued development. The companies are evaluating next steps for the collaboration, including a potential alternative TPO mimetic compound for development.

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

Because All Of Our Products Are Still Being Developed, We Have Sustained Losses In The Past And We Expect To Sustain Losses In The Future.

We have experienced significant losses and, as of September 30, 2004, we had an accumulated deficit of $660.9 million.

For the nine months ended September 30, 2004, we had a net loss of approximately $61.4 million, or $0.73 per common share (basic and diluted). For the year ended December 31, 2003, we had a net loss of approximately $58.7 million, or $0.78 per share (basic and diluted). We expect to incur additional losses in the future, primarily due to increased sales and marketing expenses related to RAPTIVA®, the Millennium collaboration, the Aphton collaboration and new product research including our oncology product collaboration with Chiron.

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

•	In April of 1996, we and Genentech entered into an agreement whereby we agreed to co-develop Genentech’s humanized monoclonal antibody product RAPTIVA®. In April of 1999, the companies amended the agreement. In March of 2003, the companies further amended the agreement. In October of 2003, RAPTIVA® was approved by the FDA for the treatment of adults with chronic moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy.

•	In November of 2001, we entered into a collaboration with Millennium to develop two of Millennium’s products for certain vascular inflammation indications. In October of 2003, we announced that we had discontinued one of these products, MLN2201. In December of 2003, we announced the initiation of Phase I testing on the other product, MLN2222.

•	In December of 2003, we and Alexion agreed to collaborate for the development and commercialization of an antibody to treat chemotherapy-induced thrombocytopenia. The TPO mimetic antibody was designed to mimic the activity of human thrombopoietin, a naturally occurring protein responsible for platelet production.

•	In March of 2004, we and Chiron announced we had agreed to collaborate for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the agreement, the companies will jointly research, develop, and commercialize multiple antibody product candidates. In July of 2004, we announced the first product candidate out of the collaboration, anti-CD40.

•	In September of 2004, we entered into a collaboration with Aphton Corporation for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies.

Because our collaborators are independent third parties, they may be subject to different risks than we are and have significant discretion in determining the efforts and resources they will apply. We do not know whether Genentech, Millennium, Alexion, Chiron or Aphton will successfully develop and market any of the products that are or may become the subject of one of our collaborations. In particular, each of these collaborations provides for sharing of collaboration expenses, which means that not only we but our collaborators must have sufficient available funds for the collaborations to continue. In addition, our collaboration with Chiron provides for funding by it in the form of periodic loans, and we cannot be certain that Chiron will have the necessary funds available when these loans are to be made.

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

As a biopharmaceutical company, we have experienced significant volatility in our common shares. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. From November 5, 2003 through November 5, 2004, our share price has ranged from a high of $7.71 to a low of $1.94. On November 5, 2004, the last reported sale price of the common shares as reported on the Nasdaq National Market was $1.99 per share. Factors contributing to such volatility include, but are not limited to:

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

Although We Have Received Approval For Our Only Approved Product, We Do Not And Cannot Currently Market Any Of Our Other Products For Commercial Sale And We Do Not Know Whether There Will Be A Viable Market For Our Products.

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

Without limiting the foregoing, we are aware that:

•	In April of 2004, Amgen Inc. (“Amgen”) announced that its rheumatoid arthritis and psoriatic arthritis drug, Enbrel®, has been approved by the FDA for the same psoriasis indication as RAPTIVA® and in September of 2004 it was announced that the product received approval in the European Union in this same indication.

•	Biogen Idec Inc. has been marketing in the U.S. since 2003 their product Amevive® to treat the same psoriasis indication as RAPTIVA® and has recently received approval in Canada;

•	Centocor, Inc., a unit of Johnson & Johnson, has announced that it has tested its rheumatoid arthritis and Crohn’s disease drug, Remicade®, in psoriasis showing clinical benefits and that the European Commission has granted approval of Remicade® , in combination with methotrexate, to treat psoriatic arthritis, in the European Union;

•	Abbott Laboratories has presented data from a Phase II psoriasis trial showing clinical benefits of its rheumatoid arthritis drug Humira™;

•	other companies are developing monoclonal antibody or other products for treatment of inflammatory skin disorders.

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

There are at least two competitors developing a complement inhibitor which may compete with MLN2222. Alexion and its partner Proctor & Gamble have initiated enrollment in a second Phase III trial of pexelizumab, a monoclonal antibody. This study is expected to enroll approximately 4,000 patients undergoing coronary artery bypass graft surgery. TP10 is a complement inhibitor developed by AVANT Immunotherapeutics, Inc. (“Avant”) for applications including the limitation of complement-mediated damage following surgery on cardiopulmonary by-pass. Avant anticipates completing enrollment in the Phase IIb study in 200-300 women undergoing cardiac bypass surgery by the end of 2004. Avant is also working closely with partner, Lonza Biologics plc, to complete process development and scale-up efforts in 2004 in preparation for the production of Phase III clinical materials and the start of that trial by year-end 2005.

Currently, there are at least two companies developing topical peptide treatments for acne which may compete with XMP.629. Micrologix Biotech, Inc. is developing MBI 594AN, a topical peptide that has completed a Phase IIB trial for the treatment of acne, and Helix Biomedix, Inc. is developing several peptide compounds.

In collaboration with Chiron, we are co-developing the monoclonal Ab target CD40, and, at the current time, there are several CD40 related programs under development, mostly focused on the development of CD40 ligand products. For example, SGN-40 is a humanized monoclonal antibody under development by Seattle Genetics, Inc. which is targeting CD40 antigen. Phase I clinical trials of SGN-40 were initiated in March of 2004 in patients with multiple myeloma. Another example is 5d12, an antiCD40 antibody under development by Tanox, Inc. for Crohn’s disease. Chiron licensed the antibody to Tanox, Inc. in 1995 and retains some commercialization and technology rights.

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

The Patent Office has issued approximately 74 patents to us related to our products based on human bactericidal permeability-increasing protein, which we call BPI, including novel compositions, their manufacture, formulation, assay and use. In addition, we are the exclusive licensee of BPI-related patents and applications owned by New York University and Incyte Pharmaceuticals, Inc. The Patent Office has also issued nine patents to us related to our bacterial expression technology.

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

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. There is intense competition for such personnel. Our research, product development and business efforts could be adversely affected by the loss of one or more of key members of our scientific or management staff, particularly our executive officers: John L. Castello, our Chairman of the Board, President and Chief Executive Officer; Patrick J. Scannon, M.D., Ph.D., our Senior Vice President and Chief Scientific and Medical Officer; Peter B. Davis, our Vice President, Finance and Chief Financial Officer; and Christopher J. Margolin, our Vice President, General Counsel and Secretary. We have employment agreements with Mr. Castello, Dr. Scannon and Mr. Davis. We currently have no key person insurance on any of our employees. Clarence L. Dellio, XOMA’s Senior Vice President and Chief Operating Officer, has announced his retirement, to be effective as of December 31, 2004. It is anticipated that Mr. Dellio will begin functioning on a reduced schedule starting in mid-November.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not invest in derivative financial instruments. By policy, we make our investments in high quality debt securities, limit the amount of credit exposure to any one issuer, limit duration by restricting the term of the instrument, and hold investments to maturity except under rare circumstances

We also have a long-term interest bearing obligation to Genentech. Interest on this obligation of six-month LIBOR plus 1% is reset at the end of June and December each year and, therefore, is variable.

The table below presents the amounts and related weighted interest rates of our cash equivalents at September 30, 2004:

	Maturity	Fair Value (in thousands)	Average Interest Rate
Overnight Funds	Daily	$35,930	1.86%

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

In April of 2003, we implemented a new financial reporting system which represents a significant change in our internal controls. During our evaluation of internal controls conducted for the second quarter of 2003, special procedures were performed regarding the system conversion and implementation. We concluded that the system conversion and implementation was properly controlled to ensure accurate financial reporting. We are further enhancing internal financial controls and staffing consistent with the requirements of the Sarbanes-Oxley Act of 2002. Apart from this, there were no changes in our internal controls over financial reporting during the first nine months of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial accounting.

In the period ended September 30, 2004, we completed a fixed asset inventory in which we identified and wrote-off old, obsolete and missing fixed assets with an original cost of $9.0 million and a net book value of $0.1 million.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July of 2003, a complaint was filed in the General Court of Justice, Superior Court Division, Orange County, North Carolina, in a lawsuit captioned Hamlet v. Genentech, Inc., et al., No. 03 CVS 1161, and was subsequently amended, by a participant in one of the Phase III clinical trials of RAPTIVA®. The complaint asserts claims for alleged negligence, breach of fiduciary duty, fraud, misrepresentation and medical negligence against the plaintiff’s treating physician, the physician’s medical practice, Genentech, XOMA, the institutional review board responsible for the trial and the contract research organization retained to conduct the trial. The complaint seeks unspecified compensatory damages alleged to be in excess of $10,000. As set forth in the complaint, the plaintiff was initially in the placebo group of this trial; he did not receive RAPTIVA® during this time, and his claims are based on his failure to receive his indicated treatment, not his receipt of RAPTIVA®. At a recent hearing, XOMA was successful in having all claims that allege or depend on XOMA being a health care provider dismissed, and the Court dismissed the fiduciary duty and constructive fraud claims as well. Four of the defendants, including XOMA, have reached agreement with the plaintiff on a settlement, but a formal settlement agreement and release have not yet been executed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits:

31.1	Certification of John L. Castello, Principal Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter D. Davis, Principal Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John L. Castello, Chief Executive Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Peter D. Davis, Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated November 9, 2004, furnished herewith.

XOMA Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Ltd.

Date: November 9, 2004	By:	/s/ JOHN L. CASTELLO
John L. Castello Chairman of the Board, President and Chief Executive Officer

Date: November 9, 2004	By:	/s/ PETER D. DAVIS
Peter D. Davis Vice President, Finance and Chief Financial Officer