Form 10-K
period 2004-12-31
XOMA LTD /DE/
filed 2005-03-15
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The approximate aggregate market value of voting shares held by non-affiliates of the registrant is $376,230,664 as of June 30, 2004.

Number of Common Shares outstanding as of March 9, 2005: 85,825,478

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the Company’s 2005 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Report.

XOMA Ltd.

2004 Form 10-K Annual Report

i

PART I

Item 1.    Business

Overview

XOMA Ltd. is a biopharmaceutical company that identifies, develops and manufactures antibodies and other genetically-engineered protein products to treat immunological and inflammatory disorders, cancer and infectious diseases. We leverage our preclinical, process development, manufacturing, quality and clinical development capabilities for development of our proprietary products and by entering into agreements to collaborate on the development of products with other companies. We also have proprietary technologies relating to recombinant antibodies and proteins, including bacterial cell expression systems and our Human Engineering™ method for creating human-like antibodies. These technologies are used in our own development programs and are also available for outlicensing.

Strategy

Our strategy is to develop and manufacture antibodies and other recombinant protein products to treat immunological and inflammatory disorders, cancer and infectious diseases. In addition to developing proprietary products, we enter into collaborations with other companies and research institutions. Our objective in these collaborations is to leverage our development infrastructure to broaden and strengthen our product pipeline beyond what we can accomplish with proprietary products by diversifying our development risk and gaining financial support from our collaboration partners. Our goal is to achieve profitability over the next few years while continuing to strengthen our product pipeline. We recognize the challenging nature of this goal, and the principal elements of our strategy are to:

•	Continue to build a portfolio of medically-important product candidates. We are building a pipeline of product candidates in multiple stages of clinical and preclinical development in a variety of therapeutic areas. We believe this tactic may increase the likelihood of successful product approval and commercialization, while reducing our exposure to the risk inherent in the development of any one drug or focusing on a single therapeutic area.

•	Seek to license or acquire complementary products and technologies. We aim to supplement our internal drug discovery efforts through the acquisition of products and technologies that complement our internal product development strategy. We intend to continue to identify, evaluate and pursue the licensing or acquisition of other strategically valuable products and technologies.

•	Leverage our core competencies. We believe that we have significant expertise in recombinant protein development and production, which we have used to establish a strong platform for the development of antibody and other protein-related pharmaceutical products. Our goal is to leverage these competencies to develop high-value products for markets with important unmet medical needs. When strategically advantageous, we may seek marketing arrangements for the further advancement of our product candidates.

•	Outlicense select product candidates. We have additional internally developed product candidates that we will consider outlicensing when we believe that it will bring us additional financial resources and increase the likelihood of regulatory approval and successful commercialization of such products in the United States and internationally.

•	Utilize excess manufacturing capacity. We currently have manufacturing capacity available in excess of our needs for our own proprietary and collaborative products. We are actively seeking additional relationships that would utilize this capacity and bring us additional financial resources.

Products

Below is a summary of our current products and stages of clinical development:

•	RAPTIVA® (Efalizumab) with Genentech, Inc. (“Genentech”). RAPTIVA® is a humanized therapeutic monoclonal antibody developed to treat immune system disorders. RAPTIVA® is the first biologic therapy designed to provide long-term control of chronic moderate-to-severe plaque psoriasis and can be self-administered by patients as a single, once-weekly subcutaneous injection. On October 27, 2003, the Food and Drug Administration (“FDA”) approved RAPTIVA® for the treatment of adults with chronic moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy. Genentech has been marketing RAPTIVA® in the United States since November of 2003. In September of 2004, Serono, S.A. (“Serono”), Genentech’s international marketing partner for RAPTIVA®, announced that RAPTIVA® had received approval for use in the European Union. By the end of 2004, Serono had launched RAPTIVA® in thirteen countries worldwide. In March of 2004, Genentech disclosed its intention to launch clinical testing of RAPTIVA® in atopic dermatitis.

•	CHIR-12.12 with Chiron Corporation (“Chiron”) is an anti-CD40 antagonist antibody intended as a treatment for B-cell malignancies. This antibody has a dual mechanism of action blocking a tumor cell growth and survival signal as well as recruiting immune effector cells to kill tumor cells. CHIR-12.12 is the first product candidate selected under the multi-product antibody development and commercialization agreement for the treatment of cancer announced by Chiron and ourselves in March of 2004. The first Investigative New Drug (“IND”) filing took place in December of 2004. Initial Phase I studies in B-cell malignancies are expected to begin in the first quarter of 2005.

•	NEUPREX® (rBPI21) is an injectable formulation of rBPI21, a modified recombinant fragment of human bactericidal/permeability-increasing protein (“BPI”). BPI is a human host-defense protein made by a type of white blood cell that is involved in the body’s defenses against microbial infection.

In October of 2003, in conjunction with Children’s Medical Center Dallas, we announced the initiation of an open-label, single center, dose escalation, investigator-sponsored, Phase I/II clinical trial of NEUPREX® in pediatric patients with congenital heart abnormalities requiring open heart surgery associated with cardiopulmonary bypass. The study plans to investigate dosing, efficacy endpoints and safety to assess the potential for conducting larger, additional studies.

We have previously tested NEUPREX® in clinical trials for several infectious and inflammatory conditions including meningococcemia and are evaluating future options for developing the product in multiple indications.

In November of 2004, we entered into an exclusive worldwide licensing agreement with Zephyr Sciences, Inc. (“Zephyr”) for the research, development and commercialization of products related to BPI, including our NEUPREX® product. Our objective is to accelerate development of these products, and the agreement includes due diligence provisions related to their development in multiple indications with Zephyr funding all future research and development activities. The agreement does not cover BPI-derived peptide products.

•	MLN2222 (also known as CAB2) with Millennium Pharmaceuticals, Inc. (“Millennium”). MLN2222 is a complement inhibitor under development to potentially reduce the incidence of complications in patients undergoing surgical procedures involving the use of cardiopulmonary bypass. In December of 2003, we announced the initiation of a Phase I clinical program for the product that will evaluate the safety, tolerability, pharmacokinetic and pharmacodynamic properties of MLN2222.

In October of 2004, we announced the amendment of our agreements with Millennium whereby Millennium assumed responsibility for all development work and expenses for MLN2222 upon initiation of Phase II testing. We will continue to provide quantities of bulk drug substance and services requested and paid for by Millennium for future clinical trials.

•	Anti-gastrin Mab with Aphton Corporation (“Aphton”). In September of 2004, we announced a worldwide collaboration to develop treatments for gastrointestinal (“GI”) and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. Antibodies to be developed under the collaboration will bind and neutralize the hormone gastrin 17 that is believed to be involved in tumor progression in GI cancers. Gastrin expression and the appearance of gastrin receptors have been associated with increasing malignant characteristics of GI tumors and with poorer prognostic outcomes. Specifically, gastrin has been shown to be involved in the progression of colorectal, stomach, liver and pancreatic cancers and inhibiting gastrin may inhibit such growth.

•	ING-1 is a Human Engineered™ monoclonal antibody developed by us to specifically target tumor cells in adenocarcinoma patients. ING-1 antibodies bind with high affinity to the Ep-CAM antigen and recruit host immune cells to kill the cancer cell. We have completed three Phase I clinical studies of ING-1, testing both intravenous and subcutaneous formulations in patients with advanced or refractory adenocarcinomas.

In October of 2004, we entered into an agreement with Triton BioSystems, Inc. (“Triton”) under which Triton has in-licensed the exclusive worldwide right to use the ING-1 monoclonal antibody with Triton’s Targeted Nano-Therapeutics™ (“TNT™”) System. The TNT™ System is an innovative product that ablates tumors by using tiny magnetic spheres delivered, to the tumor, systemically with antibodies and heated by means of a magnetic field directed to the tumor. The combination of the ING-1 antibody with the TNT™ System is intended to create a novel, highly selective, safe, and effective treatment for adenocarcinomas, such as breast, colorectal, lung, ovary and prostate. ING-1 remains available for licensing outside the field covered by the Triton license.

•	XMP.629 is a topical anti-bacterial formulation of a BPI-derived peptide under development as a possible treatment for acne. Certain bacteria commonly found on human skin are associated with inflammatory lesions in acne patients. The emergence of strains resistant to current antibiotics used to treat acne has encouraged our researchers to review the properties of the compound for this dermatological indication. In 2003, we completed two Phase I clinical trials to evaluate skin irritation and pharmacokinetics of the compound. In January of 2004, we announced the initiation of Phase II clinical testing in patients with mild-to-moderate acne. In August of 2004, we announced that the results of this trial were inconclusive in demonstrating a clinical benefit of XMP.629 when compared with vehicle gel, and we are conducting further analysis to determine whether and how to continue clinical development of the product.

•	TPO mimetic antibody with Alexion Pharmaceuticals, Inc. (“Alexion”). In December of 2003, we formed a collaboration with Alexion for the development and commercialization of a rationally designed human thrombopoietin (“TPO”) mimetic antibody to treat chemotherapy-induced thrombocytopenia. The antibody has been designed to mimic the activity of TPO, a naturally occurring protein responsible for platelet production, while being structurally distinct. In November of 2004, in conjunction with Alexion, we determined that the lead molecule in our TPO mimetic collaboration did not meet the criteria established in the program for continued development. The companies are evaluating next steps for the collaboration, including a potential alternative TPO mimetic compound for development.

The following table summarizes the products that we are currently developing or that are available for licensing, including indications, FDA regulatory status and names of our collaborators, if any:

Program	Description	Indication	Status	Collaborator

RAPTIVA® (Efalizumab)	Humanized anti-CD11a monoclonal antibody	Moderate-to-severe plaque psoriasis	Marketed in U.S, Europe and other countries.	Genentech

CHIR-12.12	Humanized antibody to CD40	B-cell cancers	IND submitted	Chiron

NEUPREX® (Opebacan)	IV formulation of rBPI21, a modified recombinant fragment of bactericidal/permeability-increasing protein (rBPI21)	Multiple anti- infective and anti- endotoxin indications	Phase II	Licensed to Zephyr

MLN2222 (also known as CAB2)	Recombinant fusion protein complement inhibitor	Cardiopulmonary bypass surgeries	Phase I	Millennium

Gastrin	Anti-Gastrin antibody	Gastric cancers	Preclinical	Aphton

ING-1	Human Engineered™ antibody to Ep-CAM	Adenocarcinomas	Phase I	Licensed to Triton for use with TNT® technology; otherwise available for outlicensing

XMP.629	Topical formulation of BPI derived anti-microbial peptide	Acne	Under evaluation	In-house

Below is a summary of certain proprietary technologies used by us and available for licensing to other companies:

•	Bacterial Cell Expression. Genetically engineered bacteria can be the appropriate choice for recombinant expression of target proteins for biopharmaceutical research and development. Reasons include the relative simplicity of gene expression in bacteria as well as many years of experience culturing such species as E. coli in laboratories and manufacturing facilities. In support of our own biopharmaceutical development efforts, company scientists have developed efficient and cost-effective bacterial expression technologies for producing antibodies and other recombinant protein products.

We have granted more than 30 licenses to biotechnology and pharmaceutical companies to use our patented and proprietary technologies relating to bacterial expression of recombinant pharmaceutical products. Bacterial antibody expression is an enabling technology for the discovery and selection, as well as the development and manufacture, of recombinant protein pharmaceuticals, including diagnostic and therapeutic antibodies for commercial purposes. Bacterial antibody expression is also a key technology used in multiple systems for high-throughput screening of antibody domains. Expression of antibodies by phage display technology, for example, depends upon the expression and secretion of antibody domains from bacteria as properly folded, functional proteins.

Current licensees include but are not limited to the following companies:

Active Biotech AB	Celltech Therapeutics, Limited	Genentech, Inc.

Affymax, Inc.	Centocor, Inc.	Genzyme Corporation

Alexion Pharmaceuticals, Inc.	Crucell Holland B.V.	ICOS Corporation

Applied Molecular Evolution, Inc. (AME)	Diversa Corporation	Micromet AG

Avecia Limited	Dompe, s.p.a.	MorphoSys AG

Aventis Pharma Deutschland GmbH (Hoechst)	Dyax Corp.	Invitrogen Corporation

BioInvent International AB	E.I. duPont de Nemours and Company	The Medical Research Council

Biosite Incorporated	Eli Lilly and Company	Viventia Biotech, Inc.

Cambridge Antibody Technology Limited	Enzon, Inc.	ZymoGenetics, Inc.

These licenses are sometimes associated with broader collaboration agreements. For example, in December of 2003, we entered into a licensing and product development agreement with Diversa Corporation (“Diversa”). Under the terms of the agreement, Diversa received a license to use our antibody expression technology for developing antibody products independently and with collaborators and an option to a license for the production of antibodies under our patents. We will receive a license fee and potential future milestone and royalty payments. Under the terms of the development portion of the agreement, we will combine our respective capabilities to discover and develop antibodies. Diversa will receive research funding from us and is entitled to receive milestones and royalties on any drugs developed under this portion of the agreement.

•	Human Engineering™ is a proprietary technology that allows modification of non-human monoclonal antibodies to reduce or eliminate detectable immunogenicity in humans. The technology uses a unique algorithm developed by us, based on analysis of the conserved structure-function relationships among antibodies. The method defines which residues in a non-human variable region are candidates to be modified. The result is a Human Engineered™ antibody with preserved antigen binding, structure and function and eliminated or greatly reduced immunogenicity.

Human Engineering technology is used in our ING-1 anti-Ep-CAM antibody product, which targets multiple adenocarcinomas and which has been licensed to Triton for use as a targeting antibody in their TNT™ System.

Financial and Legal Arrangements of Product Collaborations and Licensing Arrangements

Current Agreements

Genentech

In April of 1996, we entered into an agreement with Genentech for the development of RAPTIVA®. In March of 2003, we entered into amended and expanded agreements related to all aspects of the collaboration, to reflect the then current understanding between the companies. The agreements called for us to share in the development costs and to receive a 25% share of future U.S. operating profits and losses and a royalty on sales outside the U.S. The agreements also called for Genentech to finance our share of development costs up until first FDA marketing approval via a convertible subordinated loan, and our share of pre-launch marketing and sales costs via an additional commercial loan facility. Under the loan agreement, upon FDA approval of the product, which occurred October 27, 2003, we elected to pay $29.6 million of the development loan in convertible preference shares and to defer repayment of the remaining $40.0 million as an offset against future proceeds from our 25% share of U.S. operating profits on the product. On December 22, 2003, we issued the preference shares to Genentech which are convertible into approximately 3.8 million common shares at a price of $7.75 per common share. The $13.4 million of outstanding principal and interest on the commercial loan was payable only in cash and was paid in January and May of 2004.

RAPTIVA® is licensed by Genentech outside of the United States and Japan through an agreement made with Serono in August of 2002.

In January of 2005, we restructured our collaboration agreement with Genentech. Key elements of the new arrangement include:

•	The previous cost and profit sharing arrangement in the U.S. was modified. We will earn a mid-single digit royalty on worldwide sales of RAPTIVA® with an additional royalty rate on annual sales in the United States in excess of a specified level.

•	Genentech agreed to discharge our obligation to pay the $40.9 million balance outstanding under the development loan and accrued interest. We will recognize the release of this obligation as income in our first quarter 2005 financial statements.

•	We will no longer be responsible for funding any development or sales and marketing activities or have the right to co-promote RAPTIVA®.

Either party has the right to terminate upon the breach of a material obligation by the other party. The agreement remains in effect until such time as no product which is the subject of the agreement is being developed or commercialized anywhere in the world by Genentech, its partners outside the United States, or any sublicensees of the foregoing. This revised agreement is effective as of January 1, 2005.

We are entitled to receive royalties on sales of RAPTIVA® in all indications and, in March of 2005, Genentech disclosed its intention to begin clinical testing of the drug in patients suffering from atopic dermatitis.

Chiron

In February of 2004, we entered into an exclusive, worldwide, multi-product collaboration with Chiron to develop and commercialize antibody products for the treatment of cancer. Under the terms of the agreement, the companies agreed to jointly research, develop, and commercialize multiple antibody product candidates. The companies share expenses and revenues, generally on a 70-30 basis, with our share being 30%. Chiron’s profit share is subject to a limited upward adjustment, which, in turn, may be reduced if we achieve certain milestones or if Chiron elects to extend the program from three to five years. Financial terms include initial payments to us in 2004 totaling $10.0 million and a loan facility, secured by our interest in the collaboration, of up to $50.0 million to fund up to 75% of our share of expenses beginning in 2005. To date there have been no draw downs under this facility.

In July of 2004, Chiron acquired Sagres Discovery, a privately held discovery-stage company based in Davis, California, that specializes in the discovery and validation of oncology targets. Further review of these targets could identify additional antibody target candidates for our collaboration.

In December of 2004, several abstracts on the novel oncology compound CHIR-12.12, an antagonist antibody targeting CD40, the most advanced product candidate under this collaboration, were presented at the 46th American Society of Hematology (ASH) Annual Meeting and Exposition in San Diego, California. In vitro, CHIR-12.12 has demonstrated dual mechanisms of B-cell tumor killing: antibody-dependent cellular cytotoxicity of CD40-expressing tumors by immune effector cells and inhibition of CD40-ligand mediated growth and survival. Initial Phase I studies in B-cell malignancies are expected to begin in the first quarter of 2005.

Millennium

In November of 2001, in conjunction with Millennium, we announced an agreement under which we would collaborate to develop two of Millennium’s biotherapeutic agents, MLN2222 (also known as CAB2) and MLN2201, for certain vascular inflammation indications. Under the original agreement, for each product, we were responsible for development activities and related costs through the completion of Phase II trials and for payments to Millennium upon the achievement of certain clinical milestones. After successful completion of Phase II trials, Millennium would have had the right to commercialize the products and we would have had the option to choose between continued participation in the development programs and future profit sharing or being entitled to future royalty and milestone payments.

Under a related investment agreement, Millennium committed to purchase, at our option, up to $50.0 million worth of our common shares over three years, through a combination of equity at prevailing market prices in return for cash and retirement of our convertible debt.

In October of 2003, we announced the discontinuation of development of MLN2201, based on preliminary data from a Phase I study that did not meet predefined criteria necessary to support further product development efforts. As a result, we amended the development and investment agreements with Millennium. Under the terms of the amended development agreement, we have no future obligations to make milestone payments to Millennium for MLN2201. Under the terms of the amended investment agreement the then remaining funding amounts were reduced by 40% from a total of $33.5 million to a total of $20.1 million.

We are continuing with the development of MLN2222, a complement inhibitor for coronary artery bypass graft surgery, targeting vascular inflammation associated with such surgery. In December of 2003, we announced the initiation of a Phase I clinical program for MLN2222 to evaluate its safety, tolerability, pharmacokinetic and pharmacodynamic properties. In October of 2004, we announced the amendment of our agreements with Millennium whereby Millennium assumed responsibility for all development work and expenses for MLN2222 upon initiation of Phase II testing. We are obligated to continue to provide quantities of bulk drug substance and services requested and paid for by Millennium for future clinical trials. We will be entitled to receive an undisclosed royalty on future net sales of MLN2222, as well as payments related to the achievement of certain clinical and regulatory milestones.

In July of 2004, we exercised an option to sell 920,284 shares to Millennium for gross proceeds of $3.7 million or $3.99 per share; in November of 2003, we exercised an option to sell 763,719 shares to Millennium for gross proceeds of $5.4 million or $7.07 per share; in June of 2003, we exercised an option to sell 608,766 shares to Millennium for gross proceeds of $4.0 million or $6.57 per share; and, in December of 2002, we exercised an option to sell 1,443,418 shares to Millennium for gross proceeds of $7.5 million or $5.20 per share. In April of 2004, we repaid $5.0 million of convertible debt to Millennium in full in cash. In October of 2004, the investment agreement with Millennium was terminated and there will be no further issuance of our common shares to Millennium

Either party has the right to terminate the development agreement upon the breach of a material obligation by the other party. Under certain circumstances, if we fail to reach certain diligence milestones, Millennium has the right to terminate the agreement, which remains in effect until terminated.

Aphton

In September of 2004, we announced a worldwide collaboration with Aphton to develop treatments for gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. Under the terms of the agreement, the companies agreed to share all development expenses and all commercialization profits and losses for all product candidates on a 70/30 basis, with our share being 30%. We will have worldwide manufacturing rights for these products and the ability to share up to 30% in the commercialization efforts in the

United States. Aphton shares U.S. commercialization rights and is entitled to have exclusive rights to commercialize all products outside the United States. Antibodies to be developed under the collaboration will bind and neutralize the hormone gastrin 17 that is believed to be involved in tumor progression in GI cancers. Gastrin expression and the appearance of gastrin receptors have been associated with increasing malignant characteristics of GI tumors and with poorer prognostic outcomes. Specifically, gastrin has been shown to be involved in the progression of colorectal, stomach, liver and pancreatic cancers and inhibiting gastrin may inhibit such growth.

Either party has the right to terminate the collaboration agreement without cause following six months written notice to the other party or with cause upon the breach of a material obligation by the other party. The agreements remain in effect until all development and commercialization under the agreement has been discontinued unless sooner terminated.

Alexion

In December of 2003, we entered into a collaboration agreement with Alexion to jointly develop and commercialize a rationally designed TPO mimetic antibody to treat chemotherapy-induced thrombocytopenia. Thrombocytopenia is an abnormal blood condition in which the number of platelets is reduced, potentially leading to bleeding complications. Under the terms of the agreement, we agreed to share development and commercialization expenses with Alexion, including preclinical development, manufacturing and marketing costs world-wide, as well as revenues, generally on a 70-30 basis, with our share being 30%. Alexion received a payment from us tied to initiation of the collaboration and is entitled to receive a payment tied to achievement of a regulatory milestone. We will be entitled to royalty payments and milestones related to our bacterial expression technology. In November of 2004, in conjunction with Alexion, we determined that the lead molecule in our TPO mimetic collaboration did not meet the criteria established in the program for continued development. The companies are evaluating next steps for the collaboration, including a potential alternative TPO mimetic compound for development.

We have the right to terminate the collaboration agreement without cause following six months written notice to Alexion and either party has the right to terminate upon the breach of a material obligation by the other party. The agreements remain in effect until all development and commercialization under the agreement has been discontinued unless sooner terminated.

Zephyr

In November of 2004, we entered into an exclusive worldwide licensing agreement with Zephyr for the research, development and commercialization of products related to BPI, including our NEUPREX® product which is a particular fragment of rBPI and has been tested in clinical trials in several indications. Under the terms of the agreement, we will be entitled to receive license fees totaling up to $11.0 million and milestone payments totaling up to $61.9 million, as well as royalties on sales of future products developed and approved under the agreement. The agreement also includes due diligence provisions related to the development of BPI in multiple indications with Zephyr funding all future research and development activities. The agreement does not cover BPI-derived peptide products.

We have the right to terminate the license agreement upon the breach of a material obligation by Zephyr. Zephyr has the right to terminate the license agreement without cause following sixty days’ written notice to us. If not terminated sooner, the agreement shall terminate, on a country-by-country basis, on the date of the last to expire claim contained in the patent rights under the agreement or thirteen years from first commercial sale of any product under the agreement, whichever is later.

Triton

In October of 2004, we entered into an agreement with Triton under which Triton has licensed the exclusive worldwide rights from us to use our ING-1 monoclonal antibody with Triton’s TNT™ System. The TNT™

System is an innovative product that ablates tumors by using tiny magnetic spheres delivered, to the tumor, systemically with antibodies and heated by means of a magnetic field directed to the tumor. The combination of the ING-1 antibody with the TNT™ System is intended to create a novel, highly selective, safe, and effective treatment for adenocarcinomas, such as breast, colorectal, lung, ovary and prostate. The license to Triton includes U.S. and foreign patent rights related to our ING-1 and Human Engineering™ technologies along with several pending applications. ING-1 remains available for licensing outside the field covered by the Triton license.

Either party has the right to terminate the agreement upon the breach of a material obligation by the other party. The licenses granted under the agreement remain in effect until terminated.

Recently Terminated Agreements

Onyx

In January of 2001, we entered into a strategic process development and manufacturing agreement with Onyx Pharmaceuticals, Inc. (“Onyx”). The initial term was five years, with options to extend for additional periods. Under the terms of the agreement, Onyx was obliged to pay us an initial payment as well as payments for development work and material produced and payments upon achieving key milestones. In June of 2003, Onyx announced that it was discontinuing its therapeutic virus program to focus its resources on its BAY 43-9006 anticancer compound. On June 23, 2003, Onyx notified us of its intention to terminate the process development and manufacturing agreement effective 120 days from the date of notification. Onyx paid $0.5 million as a facility fee plus $1.0 million as a termination fee in the fourth quarter of 2003 and, in accordance with our revenue recognition policy, these amounts were recognized as revenue because our service commitments were completed. Additionally, we accelerated the amortization of $1.0 million remaining in deferred revenue over the 120-day notification period.

Baxter

In January of 2000, we entered into license and supply agreements with the Hyland Immuno division of Baxter Healthcare Corporation (“Baxter”) for NEUPREX® for treatment of meningococcemia and substantially all future antibacterial and anti-endotoxin human clinical indications. In July of 2003, Baxter terminated the license and supply agreements for the NEUPREX® product. Baxter agreed to make a one-time termination payment of $10.0 million to us. Until the payment was made, Baxter continued to reimburse us for a portion of certain development expenses that we incurred. We recognized the $10.0 million termination fee as revenue in the third quarter of 2003 and wrote-off, as research and development expense, $1.3 million related to NEUPREX® inventory on hand at the termination date. The $10.0 million termination payment was received in January of 2004.

Other Products

We are seeking development and marketing partners for additional products in our pipeline. No assurance can be given regarding the timing or likelihood of future collaborative arrangements or of product licensure.

We are also pursuing additional opportunities to further broaden our product pipeline through product development collaborations with other pharmaceutical and biotechnology companies.

Competition

The biotechnology and pharmaceutical industries are subject to continuous and substantial technological change. Competition in the areas of recombinant DNA-based and antibody-based technologies is intense and expected to increase as new technologies emerge and established biotechnology firms and large chemical and pharmaceutical companies continue to advance in the field. A number of these large pharmaceutical and chemical companies have enhanced their capabilities by entering into arrangements with or acquiring biotechnology companies or entering into business combinations with other large pharmaceutical companies. Many of these companies have significantly greater financial resources, larger research and development and marketing staffs and larger production facilities than ours. Moreover, certain of these companies have extensive experience in undertaking preclinical testing and human clinical trials. These factors may enable other companies to develop products and processes competitive with or superior to ours. In addition, a significant amount of research in biotechnology is being carried out in universities and other non-profit research organizations. These entities are becoming increasingly interested in the commercial value of their work and may become more aggressive in seeking patent protection and licensing arrangements. There can be no assurance that developments by others will not render our products or technologies obsolete or uncompetitive.

Without limiting the foregoing, we are aware that:

•	In April of 2004, Amgen Inc. and its partner Wyeth Pharmaceuticals, a division of Wyeth, announced that their rheumatoid arthritis and psoriatic arthritis drug, Enbrel®, had been approved by the FDA for the same psoriasis indication as RAPTIVA® and, in September of 2004, they announced that the product received approval in the European Union in this same indication;

•	Biogen Idec Inc. has been marketing Amevive® in the U.S. to treat the same psoriasis indication as RAPTIVA® and announced in October of 2004 that it had received approval in Canada;

•	Centocor, Inc., a unit of Johnson & Johnson, has announced that it has tested its rheumatoid arthritis and Crohn’s disease drug, Remicade®, in psoriasis, showing clinical benefits, and that the European Commission has granted approval of Remicade®, in combination with methotrexate, to treat psoriatic arthritis, in the European Union;

•	Abbott Laboratories has presented data from a Phase II psoriasis trial showing clinical benefits of its rheumatoid arthritis drug Humira™;

•	Isotechnika has begun a Canadian Phase III trial of ISA247, a trans-isomer of a cyclosporine analog, in 400 patients with moderate to severe psoriasis; and

•	other companies are developing monoclonal antibody or other products for treatment of inflammatory skin disorders.

It is possible that other companies may be developing other products based on the same human protein as our NEUPREX® product, and these products may prove to be more effective than NEUPREX®.

Amgen is developing AMG 531, a recombinant protein, for the treatment of immune thrombocytopenic purpura. This condition is related to thrombocytopenia, the indication that is the subject of our collaboration with Alexion. AMG 531 has completed Phase I and II studies.

There are at least two competitors developing a complement inhibitor which may compete with MLN2222. Alexion and its partner Proctor & Gamble have initiated enrollment in a second Phase III trial of pexelizumab, a monoclonal antibody. This study is expected to enroll approximately 4,000 patients undergoing coronary artery bypass graft surgery. TP10 is a complement inhibitor developed by AVANT Immunotherapeutics, Inc. (“AVANT”) for applications including the limitation of complement-mediated damage following surgery on cardiopulmonary by-pass. AVANT anticipates completing enrollment in the Phase IIb study in 200-300 women undergoing cardiac bypass surgery as soon as possible. AVANT is also working closely with its partner, Lonza Biologics plc, to complete process development and scale-up efforts in preparation for the production of Phase III clinical materials and the start of that trial by year-end 2005.

Currently, there are at least two companies developing topical peptide treatments for acne which may compete with XMP.629. Migenix Inc., formerly Micrologix Biotech, Inc., is developing MBI 594AN, a topical peptide that has completed a Phase IIB trial for the treatment of acne, and Helix Biomedix, Inc. is developing several peptide compounds.

In collaboration with Chiron, we are co-developing a monoclonal antibody that targets CD40, and, at the current time, there are several CD40-related programs under development. For example, SGN-40 is a humanized monoclonal antibody under development by Seattle Genetics, Inc. which is targeting the CD40 antigen. SGN-40 is currently in Phase I studies in multiple myeloma and non-Hodgkin’s lymphoma, with an additional Phase I study in chronic lymphocytic leukemia to begin in 2005. Another example is 5D12, an anti-CD40 antibody under development by Tanox, Inc. for Crohn’s disease. Chiron licensed the antibody to Tanox, Inc. in 1995 and retains certain commercialization and technology rights.

Regulatory

Our products are subject to comprehensive preclinical and clinical testing requirements and to approval processes by the FDA and by similar authorities in other countries. Our products are primarily regulated on a product-by-product basis under the U.S. Food, Drug and Cosmetic Act and Section 351(a) of the Public Health Service Act. Most of our human therapeutic products are or will be classified as biologic products. Approval of a biologic for commercialization requires licensure of the product and the manufacturing facilities. The review of therapeutic biologic products has been transferred within the FDA from the Center for Biologics Evaluation and Research to the Center for Drug Evaluation and Research, the body that reviews drug products. Because implementation of this plan may not be complete, we do not know when or how this change will affect it.

The FDA regulatory process is carried out in several phases. Prior to beginning human clinical testing of a proposed new biologic product, an IND is filed with the FDA. This document contains scientific information on the proposed product, including results of testing of the product in animal and laboratory models. Also included is information on manufacture of the product and studies on toxicity in animals and a clinical protocol outlining the initial investigation in humans.

The initial stage of clinical testing, Phase I, ordinarily encompasses safety, pharmacokinetic and pharmacodynamic evaluations. Phase II testing encompasses investigation in specific disease states designed to provide preliminary efficacy data and additional information on safety. Phase III studies are designed to further establish clinical safety and efficacy and to provide information allowing proper labeling of the product following approval. Phase III studies are most commonly multi-center, randomized, placebo-controlled trials in which rigorous statistical methodology is applied to clinical results. Other designs may also be appropriate in specific circumstances.

Following completion of clinical trials, a Biologics License Application is submitted to the FDA to request marketing approval. Internal FDA committees are formed that evaluate the application, including scientific background information, animal and laboratory efficacy studies, toxicology, manufacturing facility and clinical data. During the review process, a dialogue between the FDA and the applicant is established in which FDA questions are raised and additional information is submitted. During the final stages of the approval process, the FDA generally requests presentation of clinical or other data before an FDA advisory committee, at which point, some or all of such data may become available. Also, during the later stages of review, the FDA conducts an inspection of the manufacturing facility to establish that the product is made in conformity with good manufacturing practice. If all outstanding issues are satisfactorily resolved and labeling established, the FDA issues a license for the product and for the manufacturing facility, thereby authorizing commercial distribution.

The FDA has substantial discretion in both the product approval process and the manufacturing approval process. It is not possible to predict at what point, or whether, the FDA will be satisfied with our submissions or whether the FDA will raise questions which may delay or preclude product approval or manufacturing facility approval. As additional clinical data is accumulated, it will be submitted to the FDA and may have a material impact on the FDA product approval process. Given that regulatory review is an interactive and continuous process, we have adopted a policy of limiting announcements and comments upon the specific details of the ongoing regulatory review of our products, subject to our obligations under the securities laws, until definitive action is taken. There can be no assurance any of the products we have under development will be developed successfully, obtain the requisite regulatory approval or be successfully manufactured or marketed.

In Europe, most of our human therapeutic products are or will be classified as biologic and would be subject to a single European registration through a centralized procedure. The assessment of the Marketing Authorization Application is carried out by a rapporteur and co-rapporteur appointed by the Committee for Medicinal Products for Human Use (“CHMP”), which is the expert scientific committee of the European Medicines Evaluation Agency.

The rapporteur and co-rapporteur are drawn from the CHMP membership representing member states of the European Union. They liaise with the applicant on behalf of the CHMP in an effort to provide answers to queries raised by the CHMP. Their assessment report(s) is circulated to and considered by the full CHMP membership, leading to the production ultimately of a CHMP opinion which is transmitted to the applicant and Commission. The final decision on an application is issued by the Commission. When a positive decision is reached, a Marketing Authorization (“MA”) will be issued. Once approval is granted, the product can be marketed under the single European MA in all member states of the European Union. Consistent with the single MA, the labeling for Europe is identical throughout all member states except that all labeling must be translated into the local language of the country of intended importation and in relation to the content of the so called “blue box” on the outer packaging in which locally required information may be inserted. There can be no assurance any of our products under development will be developed successfully, obtain the requisite regulatory approval or be successfully manufactured or marketed.

Patents and Trade Secrets

As a result of our ongoing activities, we hold and are in the process of applying for a number of patents in the United States and abroad to protect our products and important processes. We also have obtained or have the right to obtain exclusive licenses to certain patents and applications filed by others. However, the patent position of biotechnology companies generally is highly uncertain and no consistent policy regarding the breadth of allowed claims has emerged from the actions of the U.S. Patent and Trademark Office (“Patent Office”) with respect to biotechnology patents. Accordingly, no assurance can be given that our patents will afford protection against competitors with similar technologies, or others will not obtain patents claiming aspects similar to those covered by our patent applications.

We have established an extensive portfolio of patents and applications, both in the U.S. and internationally, related to our BPI-related products, including novel compositions, their manufacture, formulation, assay and use. We are also the exclusive licensee of BPI-related patents and applications owned by New York University (“NYU”). These include seven issued U.S. patents directed to novel BPI-related protein and DNA compositions, as well as their production and uses. U.S. Patent Nos. 5,198,541 and 5,641,874, issued to NYU, relate to the recombinant production of BPI. We believe these patents have substantial value because they cover certain production methodologies that allow production of commercial-scale quantities of BPI for human use. In addition, the European Patent Office granted to NYU, EP 375724, with claims to N-terminal BPI fragments and their use, alone or in conjunction with antibiotics, for the treatment of conditions associated with bacterial infections. We are also the exclusive licensee of BPI-related patents and applications owned by Incyte Corporation (“Incyte”), including those related to endotoxin-associated uses of BPI, uses of BPI with polymannuronic acid and LBP-BPI proteins. These patents and licenses are now sublicensed to Zephyr.

We have established a portfolio of patents and applications related to our LBP-related assays and products, including diagnostic and prognostic methods for measuring LBP levels in humans. We have also acquired, from Johnson & Johnson, an exclusive sublicense to their LBP-related portfolio, including six U.S. patents issued to the discoverers of LBP, Drs. Richard Ulevitch and Peter Tobias, at the Scripps Research Institute in San Diego.

We have established a portfolio of patents, both in the U.S. and internationally, related to our bacterial expression technology, including claims to novel promoter sequences, secretion signal sequences, compositions and methods for expression and secretion of recombinant proteins from bacteria, including immunoglobulin gene products. U.S. Patent No. 5,028,530, issued to us, is directed to expression vehicles containing an araB promoter, host cells and processes for regulated expression of recombinant proteins. U.S. Patent Nos. 5,576,195 and 5,846,818 are related to DNA encoding a pectate lyase signal sequence, recombinant vectors, host cells and methods for production and externalization of recombinant proteins. U.S. Patent Nos. 5,595,898, 5,698,435 and 5,618,920 address secretable immunoglobulin chains, DNA encoding the chains and methods for their recombinant production. U.S. Patent Nos. 5,693,493, 5,698,417 and 6,204,023 relate to methods for recombinant production/secretion of functional immunoglobulin molecules.

If certain patents issued to others are upheld or if certain patent applications filed by others issue and are upheld, we may require certain licenses from others in order to develop and commercialize certain potential products incorporating our technology. There can be no assurance that such licenses, if required, will be available on acceptable terms.

Research and License Agreements

We have contracted with a number of academic and institutional collaborators to conduct research and development activities. Under these agreements we generally fund either the research and development or evaluation of products, technologies or both, will own or obtain exclusive licenses to products or technologies developed and may pay royalties on sales of products covered by certain licenses. The rates and durations of such royalty payments vary by product and institution and range, generally, for periods from five years to indefinite duration. Aggregate expenses incurred by us under all of our research agreements were negligible for each of 2004, 2003 and 2002. We have entered into certain license agreements with respect to the following products:

•	In August of 1990, we entered into a research collaboration and license agreement with NYU whereby we obtained an exclusive license to patent rights for DNA materials and genetic engineering methods for the production of BPI and fragments thereof. BPI is part of the body’s natural defense system against infection and we are investigating the use of products based on BPI for various indications. We have obtained an exclusive, worldwide license for the development, manufacture, sale and use of BPI products for all therapeutic and diagnostic uses, have paid a license fee, will make milestone payments and pay royalties to NYU on the sale of such products. The license becomes fully paid upon the later of the expiration of the relevant patents or fifteen years after the first commercial sale, subject to NYU’s right to terminate for certain events of default.

Each party has the right to terminate the agreement upon a material breach by the other party of the performance of its obligations under the agreement, subject to customary cure periods. Upon termination of the agreement prior to the expiration of the relevant patents, all rights in and to NYU’s intellectual property revert to NYU.

•	In July of 1998, we entered into a license agreement with Incyte whereby we obtained an exclusive (even as to Incyte), freely sublicenseable, worldwide license to all of Incyte’s patent rights relating to BPI. We will pay Incyte a royalty on sales of BPI products covered by the license, up to a maximum of $11.5 million and made a $1.5 million advance royalty payment, one-half in cash and one-half in our common shares. We also issued warrants to Incyte to purchase 250,000 of our common shares at $6.00 per share. As of December 31, 2004, 125,000 of these warrants remain outstanding. Due to offsets against other royalties, we may not ultimately incur increased total BPI royalty payments as a result of this license.

The agreement expires in July of 2008 unless, on or prior to such date, the license granted therein becomes fully paid up in accordance with its terms. Incyte has the right to terminate the agreement (subject to a customary cure period) upon a breach by us of any of our material obligations under the agreement.

International Operations

We believe that, because the pharmaceutical industry is global in nature, international activities will be a significant part of our future business activities and that, when and if we are able to generate income, a substantial portion of that income will be derived from product sales and other activities outside the United States.

A number of risks are inherent in international operations. Foreign regulatory agencies often establish standards different from those in the United States. An inability to obtain foreign regulatory approvals on a timely basis could have an adverse effect on our international business, financial condition and results of operations. International operations may be limited or disrupted by the imposition of government controls, export license requirements, political or economic instability, trade restrictions, changes in tariffs, restrictions on repatriating profits, taxation or difficulties in staffing and managing international operations. In addition, our business, financial condition and results of operations may be adversely affected by fluctuations in currency exchange rates. There can be no assurance that we will be able to successfully operate in any foreign market.

We were incorporated in Delaware in 1981 and became a Bermuda company effective December 31, 1998, when we completed a shareholder-approved corporate reorganization, changing our legal domicile from Delaware to Bermuda and our name to XOMA Ltd. When referring to a time or period before December 31, 1998, or when the context so requires, the terms “Company” and “XOMA” refer to XOMA Corporation, a Delaware corporation and the predecessor of XOMA Ltd.

Employees

As of December 31, 2004, we employed 220 non-unionized full-time employees at our California facilities, principally in Berkeley, California, and two employees in Ireland. Our employees are engaged in clinical, process development and manufacturing, quality assurance and control, research and product development, and in executive, finance and administrative positions. We consider our employee relations to be excellent.

Available Information

The following information can be found on our website at http://www.xoma.com or can be obtained free of charge by contacting our Investor Relations Department at 800-246-9662 or by sending an e-mail message to investorrelations@xoma.com:

•	our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission;

•	our policies related to corporate governance, including our Code of Ethics applying to our directors, officers and employees (including our principal executive officer and principal financial and accounting officer) that we have adopted to meet the requirements set forth in the rules and regulations of the U.S. Securities and Exchange Commission and its corporate governance principles; and

•	the charters of the Audit, Compensation and Nominating & Governance Committees of our Board of Directors.

We intend to satisfy the applicable disclosure requirements regarding amendments to, or waivers from, provisions of our Code of Ethics by posting such information on our website.

Item 2.    Properties

Our development and manufacturing facilities are located in Berkeley and Emeryville, California. We lease approximately 113,000 square feet of space including approximately 35,000 square feet of research and development laboratories, 48,000 square feet of production and production support facilities and 30,000 square feet of office space. A separate 17,000 square foot technology development and pilot facility is owned by us.

In 2004, we produced the rBPI21, MLN2222 and TPO mimetic antibody products and have previously produced NEUPREX®, RAPTIVA®, MLN2201 and ING-1 for clinical trial and other testing needs at our

Berkeley manufacturing facilities, pursuant to a drug manufacturing license obtained from the State of California. We base our manufacturing capability on recombinant DNA technology, which can produce therapeutic products from either mammalian or microbial cells. We have established five fermentation trains with a maximum tank size of 2,750 liters and associated isolation and purification systems. We do our own formulation and have the capacity to fill products for clinical use, although we also contract with third parties for final sterile filling and finishing.

Our principal executive offices are located at 2910 Seventh Street, Berkeley, California 94710 U.S.A. (telephone 510-204-7200).

Item 3.    Legal Proceedings

In July of 2003, a complaint was filed in the General Court of Justice, Superior Court Division, Orange County, North Carolina, in a lawsuit captioned Hamlet v. Genentech, Inc., et al., No. 03 CVS 1161, and was subsequently amended, by a participant in one of the Phase III clinical trials of RAPTIVA®. The complaint asserts claims for alleged negligence, breach of fiduciary duty, fraud, misrepresentation and medical negligence against the plaintiff’s treating physician, the physician’s medical practice, Genentech, us, the institutional review board responsible for the trial and the contract research organization retained to conduct the trial. The complaint seeks unspecified compensatory damages alleged to be in excess of $10,000. As set forth in the complaint, the plaintiff was initially in the placebo group of this trial; he did not receive RAPTIVA® during this time and his claims are based on his failure to receive his indicated treatment, not his receipt of RAPTIVA®. At a recent hearing, we were successful in having all claims that allege or depend on our being a health care provider dismissed and the Court dismissed the fiduciary duty and constructive fraud claims as well. Four of the defendants, including us, have reached agreement with the plaintiff on a settlement and a settlement agreement has been executed.

In November of 2004, a complaint was filed in the United States District Court, Northern District of California, in a lawsuit captioned Physicians Executive Business Corp. v. XOMA Ltd., et al., No. C 04 4878, by an investor in our common shares. The complaint asserts claims for alleged fraud and negligent misrepresentation relating to events preceding the announcement of Phase II trial results for XMP.629 in August of 2004. The complaint seeks unspecified compensatory damages. We believe the claims asserted to be without merit and intend to vigorously defend against them.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were brought to a vote of our shareholders in the quarter ended December 31, 2004.

Executive Officers

Our executive officers and their respective ages, as of December 31, 2004, and positions are as follows:

Name	Age	Title
John L. Castello	68	Chairman of the Board, President and Chief Executive Officer
Patrick J. Scannon, M.D., Ph.D.	57	Senior Vice President, Chief Scientific and Medical Officer and Director
Peter B. Davis	58	Vice President, Finance and Chief Financial Officer
Christopher J. Margolin, Esq.	58	Vice President, General Counsel and Secretary

The Board of Directors elects all officers annually. There is no family relationship between or among any of the officers or directors. Clarence L. Dellio, our former Senior Vice President and Chief Operating Officer, retired from our company effective as of December 31, 2004.

Business Experience

Mr. Castello became Chairman of the Board, President and Chief Executive Officer in March of 1993. From April of 1992 to March of 1993, Mr. Castello was President, Chief Executive Officer and a director. Mr. Castello was President and Chief Operating Officer of the Ares-Serono Group from 1988 to 1991 and prior to that was President of the Serono Diagnostics Division from 1986 to 1988. Ares-Serono Group is known in the United States for fertility drugs and it is also the manufacturer of a bioengineered human growth hormone which is marketed primarily outside of the United States. Mr. Castello previously held senior management positions at Amersham International plc and Abbott Laboratories. Mr. Castello is also a director of Cholestech Corporation, which is engaged in the business of developing products for the diagnostic measurement of cholesterol and other blood components.

Dr. Scannon is one of our founders and has served as a director since our formation. Dr. Scannon became Chief Scientific and Medical Officer in March of 1993. He served as our President from our formation until April of 1992 and as Vice Chairman, Scientific and Medical Affairs from April of 1992 to March of 1993. From 1998 until 2001, Dr. Scannon served as a director of NanoLogics, Inc., a software company. From 1979 until 1981, Dr. Scannon was a clinical research scientist at the Letterman Army Institute of Research in San Francisco. A Board-certified internist, Dr. Scannon holds a Ph.D. in organic chemistry from the University of California, Berkeley and an M.D. from the Medical College of Georgia.

Peter B. Davis is our Vice President, Finance and Chief Financial Officer. Before joining us in 1994, he was Vice President Financial Operations for the Ares-Serono Group. Previously, he was Chief Financial Officer of Akzo America Inc., and has also held executive financial positions with Stauffer Chemical Company and PepsiCo, Inc.

Christopher J. Margolin is our Vice President, General Counsel and Secretary. Prior to joining us in 1991, Mr. Margolin was a corporate attorney holding several different executive legal positions for Raychem Corporation, an international high technology company, for 11 years. From 1975 to 1980, he was a division counsel for TRW Inc. and from 1972 to 1975, he was an associate at the law firm of McCutchen, Black, Verleger and Shea in Los Angeles.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares trade on the Nasdaq National Market under the symbol “XOMA.” The following table sets forth the quarterly range of high and low reported sale prices of our common shares on the Nasdaq National Market for the periods indicated.

	Price Range
	High	Low
2004
First Quarter	$7.71	$4.24
Second Quarter	5.51	3.75
Third Quarter	4.67	1.94
Fourth Quarter	3.02	1.86
2003
First Quarter	$4.60	$2.84
Second Quarter	8.00	3.79
Third Quarter	10.70	5.04
Fourth Quarter	8.25	5.85

On March 8, 2005, there were approximately 2,913 shareholders of record of our common shares, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the common shares held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one shareholder.

We have not paid dividends on our common shares. We currently intend to retain any earnings for use in the development and expansion of our business. We, therefore, do not anticipate paying cash dividends on our common shares in the foreseeable future (see Note 7 to the Consolidated Financial Statements, “Share Capital”).

In the first quarter of 2004, we announced the amendment of certain terms of the November 2001 investment agreement with Millennium. The key elements of the revised investment agreement included an extension of the maturity date of the $5.0 million outstanding convertible debt to April 15, 2004, (or the third business day after the date the related registration statement is declared effective, if later) and a re-scheduling of our decision points regarding whether to sell the remaining $14.7 million worth of common shares to four option dates through March of 2005, at each of which we may issue up to $3,675,000 worth of common shares. In July of 2004, we exercised an option to sell 920,284 shares to Millennium for gross proceeds of $3.7 million or $3.99 per share In November of 2003, we exercised an option to sell 763,719 shares to Millennium for gross proceeds of $5.4 million or $7.07 per share. In June of 2003, we exercised an option to sell 608,766 shares to Millennium for gross proceeds of $4.0 million or $6.57 per share. In December of 2002, we issued 1,443,418 shares to Millennium for gross proceeds of $7.5 million or $5.20 per share. These sales of common shares to Millennium were exempt from registration under the Securities Act pursuant to Section 4(2) thereof. In October of 2004, the investment agreement with Millennium was terminated and there will be no further issuance of common shares to Millennium.

In September of 2003, we sold 9,000,000 common shares at a price of $8.00 per share in an underwritten public offering. We received approximately $67.2 million of net proceeds during the third quarter of 2003. In October of 2003, the underwriters for the public offering exercised their option to purchase 1,350,000 common shares at $8.00 per share to cover over-allotments. We received $10.2 million in additional net cash proceeds. The proceeds are to be used for general corporate purposes.

In December of 2003, we issued 2,959 of Series B preferred shares to Genentech in repayment of the $29.6 million outstanding balance under the convertible subordinated debt agreement. These shares are convertible into approximately 3.8 million common shares, which represents a price of $7.75 per share.

In February of 2005, we issued $60.0 million of 6.5% convertible senior notes due in 2012. The notes are initially convertible into approximately 32 million common shares at a conversion rate of 533.4756 of our common shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $1.87 per common share. Before February 6, 2008, we may not redeem the notes. On or after February 6, 2008, we may redeem any or all of the notes at 100% of the principal amount, plus accrued and unpaid interest, if our common shares trade at 150% of the conversion price then in effect for 20 trading days in a 30 consecutive trading day period. Holders of the notes may require us to repurchase some or all of the notes for cash at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest following a fundamental change. In addition, following certain fundamental changes, we will increase the conversion rate by a number of additional common shares or, in lieu thereof, we may, in certain circumstances, elect to adjust the conversion rate and related conversion obligation so that the notes are convertible into shares of the acquiring, continuing or surviving company.

The section labeled “Equity Compensation Plan Information” appearing in our proxy statement for the 2005 Annual General Meeting of Shareholders is incorporated herein by reference.

Item 6.    Selected Financial Data

The following table contains our selected financial information including statement of operations and balance sheet data for the years 2000 through 2004. The selected financial information has been derived from our audited consolidated financial statements. The selected financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below. The data set forth below is not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data
Total revenues	$3,665	$24,412	$29,949	$17,279	$6,659
Total operating costs and expenses(1)	81,761	81,950	62,026	44,610	36,075
Other income (expense), net	(846)	(1,115)	(1,170)	(709)	4
Net loss	$(78,942)	$(58,653)	$(33,247)	$(28,040)	$(29,412)
Net loss per common share	$(.93)	$(0.78)	$(0.47)	$(0.41)	$(0.45)

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$23,808	$84,812	$36,262	$67,320	$35,043
Restricted cash	—	—	1,500	—	—
Total assets	46,260	118,850	71,782	86,107	45,212
Long-term liabilities	47,267	40,178	63,016	50,980	39,488
Redeemable convertible preferences shares, at par value(2)	1	1	—	—	—
Accumulated deficit	(678,471)	(599,529)	(540,876)	(507,629)	(479,589)
Total shareholders’ equity (net capital deficiency)	(24,610)	48,214	(11,365)	13,619	(8,590)

(1)	2002 and 2001 include approximately $7.0 million and $1.9 million, respectively, in legal expenses related to our litigation with Biosite Incorporated and certain shareholder litigation. The litigation matters to which these expenses related were settled or otherwise resolved in 2002. 2004, 2003 and 2002, include approximately $16.4 million, $7.5 million and $2.7 million, respectively, of collaboration arrangement expenses related to our collaboration with Genentech on RAPTIVA®. This agreement has been amended and, effective January 1, 2005, we will no longer incur these expenses.

(2)	Aggregate liquidation preference of $29.6 million.

Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003.

	Consolidated Statements of Operations
	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2004
Total revenues	$170	$778	$559	$2,158
Total operating costs and expenses	20,188	21,641	20,434	19,498
Other expense, net	(150)	(180)	(268)	(248)

Net loss	$(20,168)	$(21,043)	$(20,143)	$(17,588)

Net loss per common share	$(0.24)	$(0.25)	$(0.24)	$(.21)

2003
Total revenues	$3,164	$2,361	$12,632	$6,255
Total operating costs and expenses	15,887	18,200	22,199	25,664
Other expense, net	(371)	(221)	(283)	(240)

Net loss	$(13,094)	$(16,060)	$(9,850)	$(19,649)

Net loss per common share	$(0.18)	$(0.22)	$(0.13)	$(0.24)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company that develops and manufactures antibodies and other genetically-engineered protein products to treat immunological and inflammatory disorders, cancer and infectious diseases.

In the near term, our ability to achieve profitability will be highly dependent on sales levels of RAPTIVA®, which we have been developing under a collaboration agreement with Genentech. Genentech is responsible for the manufacturing, marketing and sales effort in support of this product and we are entitled to receive royalties on worldwide sales. RAPTIVA® has been approved in the United States and the European Union for treating patients suffering from moderate-to-severe plaque psoriasis and is being tested as a treatment for additional indications. Our near-term profits will also be influenced by our ability to generate revenues or benefit from cost-sharing arrangements, from manufacturing or from other development activities. We are developing a number of products, both proprietary and under collaboration agreements with other companies and may enter into additional arrangements. Our objective in development collaborations is to leverage our existing development infrastructure to broaden and strengthen our new product pipeline beyond what we can accomplish with proprietary products, thereby diversifying our development risk and gaining financial support from our collaboration partners.

We incurred a net loss in each of the past three years and expect to continue to operate at a loss until sufficient profits are generated from RAPTIVA® and various manufacturing and development arrangements, or until we achieve additional regulatory approvals and commence commercial sales of additional products. The timing and likelihood of additional approvals is uncertain and there can be no assurance that approvals will be granted or that revenues from product sales will be sufficient to attain profitability.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to terms of research collaborations, investments, stock compensation, impairment issues and the estimated useful life of assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue Recognition

Revenue is recognized when the related costs are incurred and the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the nature of the fee charged for products or services delivered and the collectibility of those fees.

We recognize revenue from license and collaboration arrangements, contract services, and, to a lesser extent, product sales and royalties. Our revenue arrangements with multiple elements are divided into separate units of accounting, if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

License and Collaborative Fees

Revenue from non-refundable license or technology access payments under license and collaborative agreements where we have a continuing obligation to perform is recognized as revenue over the period of the continuing performance obligation.

Milestone payments under collaborative arrangements are recognized as revenue upon completion of the milestone events, which represent the culmination of the earnings process because we have no future performance obligations related to the payment. Milestone payments that require a continuing performance obligation on our part are recognized over the period of the continuing performance obligation. Amounts received in advance are recorded as deferred revenue until the related milestone is completed. Allowances are established for estimated uncollectible amounts, if any.

Contract Revenue

Contract revenue for research and development involves our providing research, development or manufacturing services to collaborative partners or others. We recognize revenue under these arrangements as the related research and development costs are incurred and collectibility is reasonably assured.

Research and Development Expenses

We expense research and development expense as incurred. Research and development expenses consist of direct and research-related allocated overhead costs such as facilities costs, salaries and related personnel costs, patent costs and material and supply costs. In addition, research and development expenses include costs related to clinical trials to validate our testing processes and procedures and related overhead expenses. Under cost sharing arrangements with collaborative partners, differences between our actual research and development spending and our share of such spending under the collaboration agreement will also be included as a cost sharing adjustment in our research and development expense. Expenses resulting from clinical trials are recorded when incurred based in part on estimates as to the status of the various trials. From time to time, research and development expenses may include upfront fees and milestones paid to collaborative partners for the purchase of rights to in-process research and development. Such amounts are expensed as incurred. The timing of upfront fees and milestone payments in the future may cause variability in our future research and development expenses.

Results of Operations

Revenues

Total revenues in 2004 were $3.7 million, compared with $24.4 million in 2003 and $29.9 million in 2002.

License and collaborative fees revenues in 2004 decreased to $3.6 million from $18.9 million in 2003 and $16.9 million in 2002. These revenues include upfront and milestone payments related to the outlicensing of our products and technologies and other collaborative arrangements. The 2003 amount reflects a $10.0 million dollar fee from Baxter as a result of the termination of agreements between the companies related to the licensing and development of our NEUPREX® product, as well as license fees from several bacterial cell expression technology license arrangements. The increase of $2.0 million in 2003 as compared with 2002 consisted primarily of the $10.0 million contract termination fee by Baxter in 2003 partially offset by the recognition of non-recurring licensing agreement fees in 2002 from MorphoSys AG and Cambridge Antibody Technology Limited.

Certain of our license agreements involve continuing performance obligations for services and, in these cases, the related licensing payments received are recorded as deferred revenue and then recognized as revenue over the period of continuing performance obligation. In 2004, this included $10.0 million in upfront payments received from Chiron related to a collaboration agreement in oncology, which was initiated in February of 2004, and is being recognized as revenue over the five year expected term of the agreement. Deferred revenue recognized in 2002 and 2003 related primarily to upfront payments received in prior years from Baxter and Onyx. The following table illustrates the activity in deferred revenue for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	December 31,
	2004	2003	2002
Beginning deferred revenue	$90	$2,529	$6,487
Payments received	10,000	200	1,500
Revenue recognized	(1,757)	(2,639)	(5,458)

Ending deferred revenue	$8,333	$90	$2,529

The $8.3 million balance in deferred revenue at December 31, 2004, is expected to be recognized as revenue largely over the next four years. Future amounts may also be impacted by additional consideration received, if any, under existing or any future licensing or other collaborative arrangements.

Revenues from contract and other revenues were $0.1 million in 2004, as compared with $5.5 million in 2003 and $13.1 million in 2002. The prior years revenues related primarily to service arrangements with Baxter and Onyx and the decreases reflect the impact of the winding-down and termination of agreements with Baxter and Onyx. The Baxter agreement was terminated during the third quarter of 2003 and the Onyx agreement was effectively terminated in the fourth quarter of 2003. Baxter and Onyx represented 50% and 20%, respectively, of our total revenues for 2003 and 25% and 35%, respectively, of our total revenues for 2002.

Revenues for 2005 are expected to increase as a result of royalties generated by worldwide sales of RAPTIVA®, the establishment of new manufacturing service arrangements and license fees.

Research and Development Expenses

In 2004, research and development expenses were $49.8 million, compared with $61.1 million in 2003 and $42.8 million in 2002. The $11.3 million decrease in 2004 compared with 2003 primarily reflects reduced spending on RAPTIVA® following its approval in the United States for moderate-to-severe plaque psoriasis and the discontinuation of the Millennium collaboration product MLN2201, as well as smaller decreases in spending on MLN2222, ING-1 and NEUPREX®. These reductions were partially offset by increased spending on our oncology collaboration with Chiron, our XMP.629 acne compound, our collaboration with Alexion on a TPO mimetic antibody, new product research and our collaboration with Aphton on an anti-gastrin antibody. The $18.3 million increase in 2003 compared with 2002 reflects increased spending on RAPTIVA®, MLN2201, MLN2222, XMP.629 and new product research partially offset by reduced spending on Onyx-015, NEUPREX® and ING-1.

Our research and development activities can be divided into earlier stage programs, which include molecular biology, process development, pilot-scale production and preclinical testing, and later stage programs, which include clinical testing, regulatory affairs and manufacturing clinical supplies. Using the current costing methods, the costs associated with these programs approximate the following (in thousands):

	Year ended December 31,
	2004	2003	2002
Earlier stage programs	$31,746	$34,061	$18,238
Later stage programs	18,038	27,002	24,579

Total	$49,784	$61,063	$42,817

Our research and development activities can be divided into those related to our internal projects and those projects related to collaborative arrangements. The costs related to internal projects versus collaborative arrangements approximate the following (in thousands):

	Year ended December 31,
	2004	2003	2002
Internal projects	$29,829	$24,361	$17,873
Collaborative arrangements	19,955	36,702	24,944

Total	$49,784	$61,063	$42,817

In 2004, two development programs (XMP.629 and MLN2222) each individually accounted for more than 10% but less than 20% and no development program accounted for more than 20% of our total research and development expenses. In 2003, one development program (MLN2222) accounted for more than 10% but less than 20%, one development program (RAPTIVA®) accounted for more than 20% but less than 30% and no development program accounted for more than 30% of our total research and development expenses. In 2002, two development programs (RAPTIVA® and NEUPREX®) each individually accounted for more than 10% but less than 20%, and no development program accounted for more than 20% of our total research and development expenses.

We currently anticipate that research and development expenses in 2005 will be lower than in 2004. We expect reduced spending on RAPTIVA® and on our XMP.629 peptide product, as well as benefits from development cost sharing arrangements. These savings will partially offset by increased spending on our oncology collaboration with Chiron, including CHIR12.12, our anti-gastrin antibody program with Aphton and other new projects. Future research and development spending may also be impacted by potential new licensing or collaboration arrangements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

Generally speaking, biopharmaceutical development includes a series of steps, including in vitro and in vivo preclinical testing, and Phase I, II and III clinical studies in humans. Each of these steps is typically more expensive than the previous step, but actual timing and the cost to us depends on the product being tested, the nature of the potential disease indication and on the terms of any collaborative arrangements with other companies. After successful conclusion of all of these steps, regulatory filings for approval to market the products must be completed, including approval of manufacturing processes and facilities for the product. Our research and development expenses currently include costs of personnel, supplies, facilities and equipment, consultants, patent expenses and third party costs related to preclinical and clinical testing.

General and Administrative Expenses

In 2004, general and administrative expenses were $15.6 million compared with $13.4 million in 2003 and $16.5 million in 2002. The increase of $2.2 million in 2004 compared with 2003 resulted from higher business development expenses and costs associated with implementing procedures and staffing necessary to meet the requirements of the Sarbanes-Oxley Act of 2002. The decrease of $3.1 million in 2003 as compared with 2002 consisted primarily of reduced legal expenses related to our litigation with Biosite Incorporated and certain shareholder litigation, which totaled approximately $7.0 million in 2002. We anticipate that general and administrative expenses will decrease in 2005 because of reductions in costs associated with the initial implementation of the Sarbanes-Oxley Act partially offset by costs related to increased business development activities.

Collaborative Arrangement Expenses

In 2004, collaborative arrangement expenses, which relate exclusively to RAPTIVA® (see Note 1) were $16.4 million compared with $7.5 million in 2003 and $2.7 million in 2002. The amounts reflect our 25% share of commercialization costs for RAPTIVA® in excess of Genentech’s revenues less cost of goods sold, research and development cost sharing adjustments and royalties on sales outside the United States. Because of the re-structuring of our arrangement with Genentech, in the future we will not share in operating costs or R&D expenses, but rather we are entitled to receive royalties on worldwide sales. Genentech will be responsible for all development costs and, to the extent that we provide further clinical trial support or other development services for RAPTIVA®, we will be compensated by Genentech.

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Net collaborative loss before R&D expense	$(15,812)	$(10,834)	$(2,918)
R&D co-development benefit (charge)	(758)	3,383	200
Royalties from international sales	197	—	—

Total collaboration arrangement expense	$(16,373)	$(7,451)	$(2,718)

In addition to the amounts shown in the above table, we incurred research and development expenses on RAPTIVA® of $3.9 million, $14.1 million and $8.0 million in 2004, 2003 and 2002, respectively.

Investment and Interest Income

In 2004, investment and other income was $0.5 million compared with $0.5 million in 2003 and $0.9 million in 2002. The decrease in 2003 compared with 2002 resulted from lower average cash investment balances and lower interest rates. Interest income is expected to increase in 2005 due to higher cash investment balances.

Interest Expense

In 2004, interest expense was $1.2 million compared with $1.9 million in 2003 and $2.0 million in 2002. Interest expense for all three years consisted primarily of interest on the convertible notes due to Genentech and Millennium. The decrease in 2004 compared with 2003 resulted from lower interest rates and partial repayment of the notes. The decrease in 2003 compared with 2002 was due to lower interest rates which were partially offset by higher loan balances. Interest expense is expected to increase in 2005 due to issuing $60.0 million in convertible debt with an interest rate of 6.5%, which will more than offset savings from eliminating the $40.9 million loan payable to Genentech.

Other Income (Expense)

In 2004, other income (expense) was $(0.1) million compared with $0.3 million in 2003 and none in 2002. The 2004 expense reflected a loss on the write-off of property and equipment. The 2003 income amount resulted from gains on sales of investments. Other income is expected to increase in 2005, reflecting the release of our obligation to repay the $40.9 million development loan to Genentech.

Income Taxes

We have recorded cumulative net deferred tax assets of $173.2 million and $127.8 million at December 31, 2004 and 2003, respectively, principally attributable to the timing of the deduction of certain expenses associated with certain research and development expenses, net operating loss and other carryforwards. We also recorded corresponding valuation allowances of $173.2 million and $127.8 million at December 31, 2004 and 2003, respectively, to offset these deferred tax assets, as management cannot predict with reasonable certainty that the deferred tax assets to which the valuation allowance relates will be realized.

As of December 31, 2004, we had federal net operating loss carryforwards of approximately $225.7 million to offset future taxable income. We also had federal research and development tax credit carryforwards of approximately $12.2 million. If not utilized, these carryforwards will begin to expire in 2005. The availability of our net operating loss and tax credit carryforwards may be subject to substantial limitation if it is determined that our ownership has changed by more than 50 percent over a three year period.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at December 31, 2004, was $24.3 million compared with $85.2 million at December 31, 2003. This $60.9 million decrease primarily reflects cash used in operations of $44.8 million, a $13.2 million payment on our short-term loan obligation to Genentech, a $5.0 million cash payment of our convertible debt to Millennium and a $2.6 million investment in property and equipment which were partially offset by proceeds from the issuance of common shares of $5.1 million.

Net cash used in operating activities was $44.8 million in 2004, compared with $47.8 million in 2003 and $34.8 million in 2002. The decrease in 2004 compared with 2003 reflected a higher net loss that was offset by $10.0 million received in January of 2004 from Baxter related to the termination of agreements, $8.3 million in deferred revenue remaining from the $10.0 million received from Chiron in 2004 related to the initiation of an exclusive collaboration agreement in oncology in February of 2004 and a $14.1 million increase in cash flows from accrued liabilities primarily related to amounts owed on our collaborations with Genentech and Chiron which were partially offset by a $5.0 decrease in cash flows from accounts payable and a $7.4 million decrease in cash flows from additions to notes to a collaborative partner for cost allocations. The increase in 2003 compared with 2002 primarily reflected higher net losses as a result of higher research and development expenses, as well as marketing expenses, related to the pre-launch activities for RAPTIVA®.

Net cash used in investing activities for 2004, 2003 and 2002 was $2.6 million, $0.9 million and $11.6 million, respectively. This included capital expenditures of $2.6 million, $2.7 million and $10.1 million for 2004, 2003 and 2002, respectively. Capital spending in 2005 is expected to be approximately $4.0 million. Besides capital spending, cash used in investing activities reflected a $1.5 million increase in restricted cash in 2002 which was released in 2003.

Net cash provided by (used in) financing activities in 2004, 2003 and 2002 was $(13.5) million, $97.3 million and $15.4 million, respectively. Financing activities in 2004 consisted of a $13.2 million payment to retire our short-term loan obligation to Genentech, a $5.0 million payment of our convertible debt to Millennium, $0.6 million for principal payments on capital lease obligations and $0.4 million for principal payments on a short-term loan partially offset by $1.4 million in proceeds from the sale of common shares through share option exercises and the employee share purchase plan, $0.5 million proceeds from a short-term note and $3.7 million in proceeds from common shares sold under our investment agreement with Millennium. Financing activities for 2003 consisted of a $10.8 million net funding from Genentech under our development agreement, $77.1 million in net proceeds from common shares sold under a public offering, $9.4 million in proceeds from common shares sold under our investment agreement with Millennium, $0.6 million in proceeds from the exercise of common stock warrants and $0.7 million in proceeds from the sale of common shares through share option exercises and the employee share purchase plan. This was partially offset by principal payments of $0.8 million to retire a short-term loan obligation and $0.6 million for principal payments on capital lease obligations. Financing activities for 2002 consisted of $7.7 million net funding by Genentech under our development agreement, $7.1 million in proceeds from common shares sold under our investment agreement with Millennium (net of $0.4 million of issuance costs), $0.6 million in proceeds from the sale of common shares through share option exercises and the employee share purchase plan and $1.0 million in proceeds from a short-term note. This was partially offset by principal payments of $0.2 million on the short-term note and $0.7 million for principal payments on capital lease obligations.

We expect our cash, cash equivalents and short-term investments to increase in 2005, with the proceeds from a convertible senior notes financing concluded in February of 2005 exceeding cash used in operations and investing activities. See “Subsequent Events” below for details of the February financing.

Payments by period due under contractual obligations at December 31, 2004, mature as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$9,429	$2,777	$5,456	$973	$223
Capital leases	250	250	—	—	—
Non-cancelable purchase orders for ongoing operations	—	—	—	—	—
Notes payable	116	116	—	—	—
Notes payable—Genentech(a)	40,934	(a)	(a)	(a)	(a)

Total	$50,729	$3,143	$5,456	$973	$223

(a)	In January of 2005, our agreement with Genentech was amended and Genentech discharged this note. See “Financial and Legal Arrangements of Product Collaborations” for further discussion of the interest bearing long-term obligation to Genentech.

Other than the Genentech obligation and the capital lease obligations stated above, we have no other long-term obligations, nor any purchase obligations, as defined in Item 303(a)(5) of Regulation S-K since all of our outstanding purchase obligations are cancelable.

In addition to a non-recurring gain of $40.9 million, which we expect to record in the first quarter of 2005, from the release of our obligation to pay the development loan to Genentech (see “Subsequent Events”), the present outlook is for lower losses in 2005 compared with 2004. Our strategy is to attempt to continue broadening our product pipeline through both internal development and additional collaborations such as our arrangements with Genentech, Millennium, Alexion and Chiron, and to increase revenues or benefits from cost sharing arrangements which take advantage of our manufacturing and development capabilities.

Based on current spending levels, anticipated revenues, partner funding, remaining net proceeds received from our last underwritten public offering, and proceeds from our convertible senior notes issued in February of 2005, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through at least 2008. Any significant revenue shortfalls or increases in planned spending on development programs could shorten this period. Additional licensing arrangements or collaborations or otherwise entering into new equity or other financing arrangements could extend this period. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. For a further discussion of the risks related to our business and their effects on our cash flow and ability to raise new funding on acceptable terms, see “Forward Looking Information And Cautionary Factors That May Affect Future Results” included in this Item 7 below.

Although operations are influenced by general economic conditions, we do not believe that inflation had a material impact on financial results for the periods presented. We believe that we are not dependent on materials or other resources that would be significantly impacted by inflation or changing economic conditions in the foreseeable future.

Recent Accounting Pronouncements

In December of 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R may have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Our Board of Directors has approved the acceleration of the vesting of all outstanding employee share options with an exercise price greater than $3.00 per share, to be effective April 15, 2005, subject to the final determination of, and adjustment of the effective date and exercise price threshold by, our Chief Executive Officer.

Subsequent Events

In January of 2005, we announced a re-structuring of our arrangement with Genentech on RAPTIVA®. Under the restructured arrangement, effective January 1, 2005, we will be entitled to receive mid-single digit royalties on worldwide sales of RAPTIVA®. The previous cost and profit sharing arrangement for RAPTIVA® in the United States was discontinued, and Genentech will be responsible for all operating and development costs associated with the product. Genentech may elect and we may agree to provide further clinical trial or other development services at Genentech’s expense. In addition, our obligation to pay our outstanding balance to Genentech of $40.9 million under a development loan was extinguished. In 2004, we recorded collaboration arrangement expense of $16.4 million, incurred an additional $3.9 million of RAPTIVA® costs included in our research and development expenses and recorded $1.0 million in interest expense related to the development loan. In 2005, we expect to record other income of $40.9 million in the first quarter related to the extinguishment of the loan obligation and expect to record revenues in accordance with royalties earned on RAPTIVA® sales and also for any clinical trial or other development services performed for Genentech.

In February of 2005, we issued $60.0 million of 6.5% convertible senior notes due in 2012. The notes are initially convertible into approximately 32 million common shares at a conversion rate of 533.4756 of our common shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $1.87 per common share. Before February 6, 2008, we may not redeem the notes. On or after February 6, 2008, we may redeem any or all of the notes at 100% of the principal amount, plus accrued and unpaid interest, if our common shares trade at 150% of the conversion price then in effect for 20 trading days in a 30 consecutive trading day period. Holders of the notes may require us to repurchase some or all of the notes for cash at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest following a fundamental change. In addition, following certain fundamental changes, we will increase the conversion rate by a number of additional common shares or, in lieu thereof, we may, in certain circumstances, elect to adjust the conversion rate and related conversion obligation so that the notes are convertible into shares of the acquiring, continuing or surviving company.

In March of 2005, we were awarded a $15.0 million contract from the National Institute of Allergy and Infectious Diseases (NIAID), a part of the National Institutes of Health (NIH), to develop three anti-botulinum neurotoxin monoclonal antibody therapeutics. The contract work will be performed over an eighteen month period and will be 100% funded with Federal funds from NIAID under Contract No. HHSN266200500004C.

Forward-Looking Information And Cautionary Factors That May Affect Future Results

Certain statements contained herein related to our potential for profitability, future sales of RAPTIVA®, the relative size of our loss for 2005, the relative levels of our expenses and revenues for the balance of 2005, the sufficiency of our cash resources, as well as other statements related to current plans for product development and existing and potential collaborative and licensing relationships, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, our ability to achieve profitability will depend on the success of the sales efforts for RAPTIVA®, our ability to effectively anticipate and manage our expenditures and the availability of capital market and other financing; the sales efforts for RAPTIVA® may not be successful if Genentech or its partner, Serono, fails to meet its commercialization goals, due to the strength of the competition, if physicians do not adopt the product as treatment for their patients or if remaining regulatory approvals are not obtained; the actual loss for 2005 could be higher depending on revenues from licensees and collaborators, the size and timing of expenditures and whether there are unanticipated expenses; expenses could be higher and/or revenues could be lower depending on research and development costs, availability of licensing opportunities and other factors; and the period for which our cash resources are sufficient could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated, if anticipated revenues or cost sharing arrangements do not materialize, or if funds are not otherwise available on acceptable terms. These and other risks, including those related to the results of pre-clinical testing; the timing or results of pending and future clinical trials (including the design and progress of clinical trials; safety and efficacy of the products being tested; action, inaction or delay by the FDA, European or other regulators or their advisory bodies; and analysis or interpretation by, or submission to, these entities or others of scientific data); changes in the status of existing collaborative relationships; the ability of collaborators and other partners to meet their obligations; competition; market demand for products; scale-up and marketing capabilities; availability of additional licensing or collaboration opportunities; international operations; share price volatility; our financing needs and opportunities; uncertainties regarding the status of biotechnology patents; uncertainties as to the costs of protecting intellectual property; and risks associated with our status as a Bermuda company, are described in more detail in the remainder of this section.

The Marketing And Sales Effort In Support Of The Only Product In Which We Have An Interest That Has Received Regulatory Approval May Not Be Successful.

RAPTIVA®, the only product in which we have an interest that has received regulatory approval, was approved by the FDA on October 27, 2003, for the treatment of chronic moderate-to-severe plaque psoriasis in adults who are candidates for systemic therapy or phototherapy. Genentech and Serono, Genentech’s international marketing partner for RAPTIVA®, are responsible for the marketing and sales effort in support of this product, and Genentech has only commenced the full intended scope of this effort in the United States within the past year. In September of 2004, Serono announced that RAPTIVA® had received approval for use in the European Union and the product was launched in several European Union countries in the fourth quarter of 2004. We have no role in marketing and sales efforts. Under our current arrangement with Genentech, we are entitled to receive royalties on worldwide sales of RAPTIVA®. Successful commercialization of this product is subject to a number of risks, including Genentech’s and Serono’s ability to implement their marketing and sales effort and achieve sales, the strength of competition from other products being marketed or developed to treat psoriasis, physicians’ and patients’ acceptance of RAPTIVA® as a treatment for psoriasis, Genentech’s ability to provide manufacturing capacity to meet demand for the product, and pricing and reimbursement issues. Certain of these risks are discussed in more detail below.

Because Our Products Are Still Being Developed, We Will Require Substantial Funds To Continue; We Cannot Be Certain That Funds Will Be Available And, If They Are Not Available, We May Have To Take Actions Which Could Adversely Affect Your Investment.

If adequate funds are not available, we may have to raise additional funds in a manner that may dilute or otherwise adversely affect the rights of existing shareholders, curtail or cease operations, or file for bankruptcy protection in extreme circumstances. We have spent, and we expect to continue to spend, substantial funds in connection with:

•	research and development relating to our products and production technologies,

•	expansion of our production capabilities,

•	various human clinical trials, and

•	protection of our intellectual property.

Based on current spending levels, anticipated revenues, partner funding, remaining net proceeds received from our last underwritten public offering, and proceeds from our convertible senior notes issued in February of 2005, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through at least 2008. Any significant revenue shortfalls or increases in planned spending on development programs could shorten this period. Additional licensing arrangements or collaborations or otherwise entering into new equity or other financing arrangements could extend this period. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. As a result, we do not know when or whether:

•	operations will generate meaningful funds,

•	additional agreements for product development funding can be reached,

•	strategic alliances can be negotiated, or

•	adequate additional financing will be available for us to finance our own development on acceptable terms.

Cash balances and operating cash flow are influenced primarily by the timing and level of payments by our licensees and development partners, as well as by our operating costs.

Most Of Our Therapeutic Products Have Not Received Regulatory Approval. If These Products Do Not Receive Regulatory Approval, Neither Our Third Party Collaborators Nor We Will Be Able To Manufacture And Market Them.

Our products cannot be manufactured and marketed in the United States and other countries without required regulatory approvals. Only one of our therapeutic products, RAPTIVA®, has received regulatory approval. The United States government and governments of other countries extensively regulate many aspects of our products, including:

•	testing,

•	manufacturing,

•	promotion and marketing, and

•	exporting.

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe that most of our products will be regulated by the FDA as biologics. The review of therapeutic biologic products has been transferred within the FDA from the Center for Biologics Evaluation and Research to the Center for Drug Evaluation and Research, the body that reviews drug products. Because implementation of this plan may not be complete, we do not know when or how this change will affect us. Changes in the regulatory approval policy during the development period, changes in, or the enactment of, additional regulations or statutes or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. Even if the FDA or other regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product. Even for approved products such as RAPTIVA®, the FDA may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials, and may subsequently withdraw approval based on these additional trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. State regulations may also affect our proposed products.

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

Our potential products will require significant additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy and expensive, often taking a number of years. As clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly. As a result, it is uncertain whether:

•	our future filings will be delayed,

•	our preclinical and clinical studies will be successful,

•	we will be successful in generating viable product candidates to targets,

•	we will be able to provide necessary additional data,

•	results of future clinical trials will justify further development, or

•	we will ultimately achieve regulatory approval for any of these products.

For example,

•	In 1996, in conjunction with Genentech, we began testing RAPTIVA® in patients with moderate-to-severe plaque psoriasis. In April of 2002, Genentech and we announced that a pharmacokinetic study conducted on RAPTIVA® comparing XOMA-produced material and Genentech-produced material did not achieve the pre-defined statistical definition of comparability, and the FDA requested that another Phase III study be completed before the filing of a Biologics License Application for RAPTIVA®, delaying the filing beyond the previously-planned time frame of the summer of 2002. In March of 2003, we announced completion of enrollment in a Phase II study of RAPTIVA® in patients suffering from rheumatoid arthritis. In May of 2003, Genentech and we announced our decision to terminate Phase II testing of RAPTIVA® in patients suffering from rheumatoid arthritis based on an evaluation by an independent Data Safety Monitoring Board that suggested no overall net clinical benefit in patients receiving the study drug. We also completed enrollment in a Phase II study of RAPTIVA® as a possible treatment for patients with psoriatic arthritis. In March of 2004, we announced that the study did not reach statistical significance.

•	In December of 1992, we began human testing of our NEUPREX® product, a genetically engineered fragment of a particular human protein, and licensed certain worldwide rights to Baxter in January of

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

Because All Of Our Products Are Still Being Developed, We Have Sustained Losses In The Past And We Expect To Sustain Losses In The Future.

We have experienced significant losses and, as of December 31, 2004, we had an accumulated deficit of $678.5 million.

For the year ended December 31, 2004, we had a net loss of approximately $78.9 million, or $0.93 per common share (basic and diluted). For the year ended December 31, 2003, we had a net loss of approximately $58.7 million, or $0.78 per share (basic and diluted). We expect to incur additional losses in the future.

Our ability to achieve profitability is dependent in large part on the success of our development programs, obtaining regulatory approval for our products and entering into new agreements for product development, manufacturing and commercialization, all of which are uncertain. Our ability to fund our ongoing operations is dependent on the foregoing factors and on our ability to secure additional funds. Because all of our products are still being developed, we do not know whether we will ever achieve profitability or whether cash flow from future operations will be sufficient to meet our needs.

If Third Party Collaborators And Licensees Do Not Successfully Develop And Market Our Products, We May Not Be Able To Do So On Our Own.

Our financial resources and our marketing experience and expertise are limited. Consequently, we depend, to a large extent, upon securing the financial resources and marketing capabilities of third parties.

•	In April of 1996, we entered into an agreement with Genentech whereby we agreed to co-develop Genentech’s humanized monoclonal antibody product RAPTIVA®. In April of 1999, March of 2003, and January of 2005, the companies amended the agreement. In October of 2003, RAPTIVA® was approved by the FDA for the treatment of adults with chronic moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy, and, in September of 2004, Serono announced the product’s approval in the European Union. In January of 2005, we entered into a restructuring of our collaboration agreement with Genentech which ended our existing cost and profit sharing arrangement related to RAPTIVA® in the U.S. and entitles us to a royalty interest on worldwide net sales.

•	In November of 2001, we entered into a collaboration with Millennium to develop two of Millennium’s products for certain vascular inflammation indications. In October of 2003, we announced that we had discontinued one of these products, MLN2201. In December of 2003, we announced the initiation of Phase I testing on the other product, MLN2222.

•	In December of 2003, we agreed to collaborate with Alexion for the development and commercialization of an antibody to treat chemotherapy-induced thrombocytopenia. The TPO mimetic antibody was designed to mimic the activity of human thrombopoietin, a naturally occurring protein responsible for platelet production.

•	In March of 2004, we announced we had agreed to collaborate with Chiron for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the agreement, the companies will jointly research, develop, and commercialize multiple antibody product candidates. In July of 2004, we announced the first product candidate out of the collaboration, CHIR-12.12, an anti-CD40 antibody.

•	In September of 2004, we entered into a collaboration with Aphton for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies.

•	In October of 2004, we announced the licensing of our ING-1 product to Triton for use with their TNT™ System.

•	In November of 2004, we announced the licensing of our BPI product platform, including our NEUPREX® product, to Zephyr.

Because our collaborators and licensees are independent third parties, they may be subject to different risks than we are and have significant discretion in determining the efforts and resources they will apply. We do not know whether Genentech, Millennium, Alexion, Chiron, Aphton, Triton or Zephyr will successfully develop and market any of the products that are or may become the subject of one of our collaboration or licensing arrangements. In particular, each of these arrangements provides for either sharing of collaboration expenses, which means that not only we but our collaborators must have sufficient available funds for the collaborations to continue, or funding solely by our collaborators or licensees. In addition, our collaboration with Chiron provides for funding by it in the form of periodic loans, and we cannot be certain that Chiron will have the necessary funds available when these loans are to be made.

Even when we have a collaborative relationship, other circumstances may prevent it from resulting in successful development of marketable products.

•	In January of 2000, we licensed the worldwide rights to all pharmaceutical compositions containing a particular human protein for treatment of meningococcemia and additional potential future human clinical indications to Baxter. In July of 2003, this arrangement was terminated, and the rights returned to us.

•	In January of 2001, we entered into a strategic process development and manufacturing alliance with Onyx to scale-up production to commercial volume of one of Onyx’s cancer products. In June of 2003, Onyx notified us that it was discontinuing development of the product and terminating the agreement so that it could focus on another of its anticancer compounds.

Although we continue to evaluate additional strategic alliances and potential partnerships, we do not know whether or when any such alliances or partnerships will be entered into.

Certain Of Our Technologies Are Relatively New And Are In-Licensed From Third Parties, So Our Capabilities Using Them Are Unproven And Subject To Additional Risks.

Primarily as a result of our bacterial cell expression licensing program, we have access to numerous phage display technologies licensed to us by other parties. However, we have had access to these technologies for a relatively short time and, to varying degrees, are still dependent on the licensing parties for training and technical support for these technologies. In addition, our use of these technologies is limited by certain contractual provisions in the licenses relating to them and, although we have obtained numerous licenses, intellectual property rights in the area of phage display are particularly complex. We cannot be certain that these restrictions or the rights of others will not impede our ability to utilize these technologies.

Because We Have No History Of Profitability And Because The Biotechnology Sector Has Been Characterized By Highly Volatile Stock Prices, Announcements We Make And General Market Conditions For Biotechnology Stocks Could Result In A Sudden Change In The Value Of Our Common Shares.

As a biopharmaceutical company, we have experienced significant volatility in our common shares. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. From January 1, 2004 through March 9, 2005, our share price has ranged from a high of $7.71 to a low of $1.12. On March 9, 2005, the closing price of the common shares as reported on the Nasdaq National Market was $1.15 per share. Factors contributing to such volatility include, but are not limited to:

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

We Or Our Third Party Collaborators Or Licensees May Not Be Able To Increase Existing Or Acquire New Manufacturing Capacity Sufficient To Meet Market Demand.

Genentech is responsible for manufacturing or arranging for the manufacturing of commercial quantities of RAPTIVA®. Should Genentech have difficulty in providing manufacturing capacity to produce RAPTIVA® in sufficient quantities, we do not know whether they will be able to meet market demand. If any of our other products are approved, because we have never commercially introduced any pharmaceutical products, we do not know whether the capacity of our existing manufacturing facilities can be increased to produce sufficient quantities of our products to meet market demand. Also, if we or our third party collaborators or licensees need additional manufacturing facilities to meet market demand, we cannot predict that we will successfully obtain those facilities because we do not know whether they will be available on acceptable terms. In addition, any manufacturing facilities acquired or used to meet market demand must meet the FDA’s quality assurance guidelines.

We Do Not Know Whether There Will Be A Viable Market For RAPTIVA® Or Our Other Products.

Even though Genentech and we received FDA approval in October of 2003 to market RAPTIVA® and even if we receive regulatory approval for our other products, our products may not be accepted in the marketplace. For example, physicians and/or patients may not accept a product for a particular indication because it has been biologically derived (and not discovered and developed by more traditional means) or if no biologically derived products are currently in widespread use in that indication. Similarly, physicians may not accept RAPTIVA® if they believe other products to be more effective or are more comfortable prescribing other products. Consequently, we do not know if physicians or patients will adopt or use our products for their approved indications.

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

Without limiting the foregoing, we are aware that:

•	In April of 2004, Amgen Inc. and its partner Wyeth Pharmaceuticals, a division of Wyeth, announced that their rheumatoid arthritis and psoriatic arthritis drug, Enbrel®, had been approved by the FDA for the same psoriasis indication as RAPTIVA® and, in September of 2004, they announced that the product received approval in the European Union in this same indication;

•	Biogen Idec Inc. has been marketing Amevive® in the U.S. to treat the same psoriasis indication as RAPTIVA® and announced in October of 2004 that it had received approval in Canada;

•	Centocor, Inc., a unit of Johnson & Johnson, has announced that it has tested its rheumatoid arthritis and Crohn’s disease drug, Remicade®, in psoriasis, showing clinical benefits, and that the European Commission has granted approval of Remicade®, in combination with methotrexate, to treat psoriatic arthritis, in the European Union;

•	Abbott Laboratories has presented data from a Phase II psoriasis trial showing clinical benefits of its rheumatoid arthritis drug Humira™;

•	Isotechnika has begun a Canadian Phase III trial of ISA247, a trans-isomer of a cyclosporine analog, in 400 patients with moderate to severe psoriasis; and

•	other companies are developing monoclonal antibody or other products for treatment of inflammatory skin disorders.

It is possible that other companies may be developing other products based on the same human protein as our NEUPREX® product, and these products may prove to be more effective than NEUPREX®.

Amgen is developing AMG 531, a recombinant protein, for the treatment of immune thrombocytopenic purpura. This condition is related to thrombocytopenia, the indication that is the subject of our collaboration with Alexion. AMG 531 has completed Phase I and II studies.

There are at least two competitors developing a complement inhibitor which may compete with MLN2222. Alexion and its partner Proctor & Gamble have initiated enrollment in a second Phase III trial of pexelizumab, a monoclonal antibody. This study is expected to enroll approximately 4,000 patients undergoing coronary artery bypass graft surgery. TP10 is a complement inhibitor developed by AVANT for applications including the limitation of complement-mediated damage following surgery on cardiopulmonary by-pass. AVANT anticipates completing enrollment in the Phase IIb study in 200-300 women undergoing cardiac bypass surgery as soon as possible. AVANT is also working closely with its partner, Lonza Biologics plc, to complete process development and scale-up efforts in preparation for the production of Phase III clinical materials and the start of that trial by year-end 2005.

Currently, there are at least two companies developing topical peptide treatments for acne which may compete with XMP.629. Migenix Inc., formerly Micrologix Biotech, Inc., is developing MBI 594AN, a topical peptide that has completed a Phase IIB trial for the treatment of acne, and Helix Biomedix, Inc. is developing several peptide compounds.

In collaboration with Chiron, we are co-developing the monoclonal antibody target CD40, and, at the current time, there are several CD40-related programs under development, mostly focused on the development of CD40 ligand products. For example, SGN-40 is a humanized monoclonal antibody under development by Seattle Genetics, Inc. which is targeting CD40 antigen. SGN-40 is currently in Phase I studies in multiple myeloma and non-Hodgkin’s lymphoma, with an additional Phase I study in chronic lymphocytic leukemia to begin in 2005. Another example is 5d12, an anti-CD40 antibody under development by Tanox, Inc. for Crohn’s disease. Chiron licensed the antibody to Tanox, Inc. in 1995 and retains some commercialization and technology rights.

Even If We Or Our Third Party Collaborators Or Licensees Bring Products To Market, We May Be Unable To Effectively Price Our Products Or Obtain Adequate Reimbursement For Sales Of Our Products, Which Would Prevent Our Products From Becoming Profitable.

If we or our third party collaborators or licensees succeed in bringing our product candidates to the market, they may not be considered cost-effective, and reimbursement to the patient may not be available or may not be sufficient to allow us to sell our products on a competitive basis. In both the United States and elsewhere, sales of medical products and treatments are dependent, in part, on the availability of reimbursement to the patient from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for pharmaceutical products and services. Our business is affected by the efforts of government and third-party payors to contain or reduce the cost of health care through various means. In the United States, there have been and will continue to be a number of federal and state proposals to implement government controls on pricing. In addition, the emphasis on managed care in the United States has increased and will continue to increase the pressure on the pricing of pharmaceutical products. We cannot predict whether any legislative or regulatory proposals will be adopted or the effect these proposals or managed care efforts may have on our business.

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

The Patent Office has issued approximately 75 patents to us related to our products based on human bactericidal/permeability-increasing protein, which we call BPI, including novel compositions, their manufacture, formulation, assay and use. In addition, we are the exclusive licensee of BPI-related patents and applications owned by NYU and Incyte. These patents and licenses are now licensed and sublicensed to Zephyr. The Patent Office has also issued nine patents to us related to our bacterial expression technology.

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

The Financial Terms Of Future Collaborative or Licensing Arrangements Could Result In Dilution Of Our Share Value.

Funding from collaboration partners and others has in the past and may in the future involve purchases of our shares. Because we do not currently have any such arrangements, we cannot be certain how the purchase price of such shares, the relevant market price or premium, if any, will be determined or when such determinations will be made. Any such arrangement could result in dilution in the value of our shares.

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

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. There is intense competition for such personnel. Our research, product development and business efforts could be adversely affected by the loss of one or more key members of our scientific or management staff, particularly our executive officers: John L. Castello, our Chairman of the Board, President and Chief Executive Officer; Patrick J. Scannon, M.D., Ph.D., our Senior Vice President and Chief Scientific and Medical Officer; Peter B. Davis, our Vice President, Finance and Chief Financial Officer; and Christopher J. Margolin, our Vice President, General Counsel and Secretary. We have employment agreements with each of these executive officers. We currently have no key person insurance on any of our employees. Clarence L. Dellio, our former Senior Vice President and Chief Operating Officer, retired from our company effective as of December 31, 2004.

We Are Exposed To An Increased Risk Of Product Liability Claims.

The testing, marketing and sales of medical products entails an inherent risk of allegations of product liability. We believe that we currently have adequate levels of insurance for our development and manufacturing activities; however, in the event of one or more large, unforeseen awards, such levels may not provide adequate coverage. A significant product liability claim for which we were not covered by insurance would have to be paid from cash or other assets. To the extent we have sufficient insurance coverage, such a claim would result in higher subsequent insurance rates.

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

If You Were To Obtain A Judgment Against Us, It May Be Difficult To Enforce Against Us Because We Are A Foreign Entity.

We are a Bermuda company. All or a substantial portion of our assets, including substantially all of our intellectual property, may be located outside the United States. As a result, it may be difficult for shareholders and others to enforce in United States courts judgments obtained against us. We have irrevocably agreed that we may be served with process with respect to actions based on offers and sales of securities made hereby in the United States by serving Christopher J. Margolin, c/o XOMA Ltd., 2910 Seventh Street, Berkeley, California 94710, our United States agent appointed for that purpose. Uncertainty exists as to whether Bermuda courts would enforce judgments of United States courts obtained in actions against XOMA or our directors and officers that are predicated upon the civil liability provisions of the U.S. securities laws or entertain original actions brought in Bermuda against XOMA or such persons predicated upon the U.S. securities laws. There is no treaty in effect between the United States and Bermuda providing for such enforcement, and there are grounds upon which Bermuda courts may not enforce judgments of United States courts. Certain remedies available under the United States federal securities laws may not be allowed in Bermuda courts as contrary to that nation’s policy.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not invest in derivative financial instruments. By policy, we make our investments in high quality debt securities, limit the amount of credit exposure to any one issuer, limit duration by restricting the term of the instrument and hold investments to maturity except under rare circumstances

We also have a long-term interest bearing obligation to Genentech at December 31, 2004. In conjunction with restructuring our agreement with Genentech, this obligation was extinguished in January of 2005.

In February of 2005, we issued $60.0 million of 6.5% convertible senior notes due in 2012.

The table below presents the amounts and related weighted interest rates of our cash equivalents in overnight funds at December 31, 2004 and 2003:

	Maturity	Fair Value (in thousands)	Average Interest Rate
December 31, 2004	Daily	$23,808	2.06%
December 31, 2003	Daily	$84,812	0.92%

Item 8.    Financial Statements and Supplementary Data

The following consolidated financial statements of the registrant, related notes and report of independent registered public accounting firm are set forth beginning on page F-1 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.    Controls and Procedures

Under the supervision and with the participation of our management, including our Chairman of the Board, President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chairman of the Board, President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings.

In April of 2003, we implemented a new financial reporting system which represents a significant change in our internal controls. During our evaluation of internal controls conducted for the second quarter of 2003, special procedures were performed regarding the system conversion and implementation. We concluded that the system conversion and implementation was properly controlled to ensure accurate financial reporting. We are further enhancing internal financial controls and staffing consistent with the requirements of the Sarbanes-Oxley Act of 2002. Apart from this, there were no changes in our internal controls over financial reporting during 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial accounting.

Management’s Report on Internal Control over Financial Reporting

Management, including our Chairman of the Board, President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting follows.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of XOMA Ltd.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that XOMA Ltd. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). XOMA Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that XOMA Ltd. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, XOMA Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of XOMA Ltd. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004, of XOMA Ltd. and our report dated March 11, 2005, expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 11, 2005

PART III

Item 10.    Directors and Executive Officers of the Registrant

The section labeled “Item 1—Election of Directors” appearing in our proxy statement for the 2005 Annual General Meeting of Shareholders is incorporated herein by reference. Certain information concerning our executive officers is set forth in Part I of this Form 10-K.

Item 11.    Executive Compensation

The section labeled “Compensation of Executive Officers” appearing in our proxy statement for the 2005 Annual General Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The section labeled “Share Ownership” appearing in our proxy statement for the 2005 Annual General Meeting of Shareholders is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Not applicable.

Item 14.    Principal Accounting Fees and Services

The section labeled “Item 2—Appointment of Independent Registered Public Accounting Firm” appearing in our proxy statement for the 2005 Annual General Meeting of Shareholders is incorporated herein by reference.

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

(3) Exhibits:

See “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March 2005.

XOMA LTD.

By:	/S/ JOHN L. CASTELLO
John L. Castello
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN L. CASTELLO (John L. Castello)	Chairman of the Board, President and Chief Executive Officer	March 14, 2005

/S/ PATRICK J. SCANNON (Patrick J. Scannon)	Director, Senior Vice President and Chief Scientific and Medical Officer	March 14, 2005

/S/ PETER B. DAVIS (Peter B. Davis)	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2005

/S/ JAMES G. ANDRESS (James G. Andress)	Director	March 14, 2005

/S/ WILLIAM K. BOWES, JR. (William K. Bowes, Jr.)	Director	March 14, 2005

/S/ ARTHUR KORNBERG (Arthur Kornberg)	Director	March 14, 2005

/S/ STEVEN C. MENDELL (Steven C. Mendell)	Director	March 14, 2005

/S/ W. DENMAN VAN NESS (W. Denman Van Ness)	Director	March 14, 2005

/S/ PATRICK J. ZENNER (Patrick J. Zenner)	Director	March 14, 2005

In dex to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of XOMA Ltd.

We have audited the accompanying consolidated balance sheets of XOMA Ltd. as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XOMA Ltd. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of XOMA Ltd.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005, expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 11, 2005

XOMA Ltd.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$23,808	$84,812
Short-term investments	511	436
Receivables	707	10,625
Related party receivables	167	94
Prepaid expenses	1,414	1,267

Total current assets	26,607	97,234
Property and equipment, net	19,306	21,337
Related party receivables—long-term	188	120
Deposits	159	159

Total assets	$46,260	$118,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
(NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$1,919	$5,058
Accrued liabilities	19,331	6,163
Notes payable	116	13,343
Capital lease obligations	237	520
Deferred revenue	2,000	90
Convertible note	—	5,284

Total current liabilities	23,603	30,458
Capital lease obligations—long-term	—	272
Deferred revenue—long-term	6,333	—
Interest bearing obligation—long-term	40,934	39,906

Total liabilities	70,870	70,636

Commitments and contingencies (Note 8)

Shareholders’ equity (net capital deficiency):
Preference shares, $.05 par value, 1,000,000 shares authorized
Series A, 135,000 designated, no shares issued and outstanding at December 31, 2004 and 2003	—	—
Series B, 8,000 designated, 2,959 shares issued and outstanding at December 31, 2004 and 2003; aggregate liquidation preference of $29.6 million	1	1
Common shares, $.0005 par value, 135,000,000 shares authorized, 85,587,174 and 83,998,697 shares outstanding at December 31, 2004 and 2003, respectively	43	42
Additional paid-in capital	653,537	647,534
Accumulated comprehensive income	280	166
Accumulated deficit	(678,471)	(599,529)

Total shareholders’ equity (net capital deficiency)	(24,610)	48,214

Total liabilities and shareholders’ equity (net capital deficiency)	$46,260	$118,850

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues:
License and collaborative fees	$3,573	$18,946	$16,850
Contract and other revenues	92	5,466	13,099

Total revenues	3,665	24,412	29,949

Operating costs and expenses:
Research and development	49,784	61,063	42,817
General and administrative	15,604	13,436	16,491
Collaboration arrangement	16,373	7,451	2,718

Total operating costs and expenses	81,761	81,950	62,026

Loss from operations	(78,096)	(57,538)	(32,077)
Other income (expense):
Investment and interest income	499	461	871
Interest expense	(1,229)	(1,875)	(2,041)
Other income (expense)	(116)	299	—

Net loss	$(78,942)	$(58,653)	$(33,247)

Basic and diluted net loss per common share	$(0.93)	$(0.78)	$(0.47)

Shares used in computing basic and diluted net loss per common share	84,857	75,070	70,355

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(NET CAPITAL DEFICIENCY)

(in thousands)

					Paid-In Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity (Net Capital Deficiency)
	Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount
Balance, December 31, 2001	—	$—	70,184	$35	$521,163	$50	$(507,629)	$13,619
Exercise of share options, contributions to 401(k) and incentive plans	—	—	167	—	1,050	—	—	1,050
Sale of common shares (net)	—	—	1,443	1	7,141	—	—	7,142
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	—	71	—	71
Net loss	—	—	—	—	—	—	(33,247)	(33,247)

Comprehensive loss								(33,176)

Balance, December 31, 2002	—	—	71,794	36	529,354	121	(540,876)	(11,365)
Exercise of share options, contributions to 401(k) and incentive plans	—	—	383	—	1,482	—	—	1,482
Sale of common shares (net)	—	—	11,722	6	86,524	—	—	86,530
Issuance of preferred shares	3	1	—	—	29,589	—	—	29,590
Exercise of warrants	—	—	100	—	585	—	—	585
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	—	45	—	45
Net loss	—	—	—	—	—	—	(58,653)	(58,653)

Comprehensive loss								(58,608)

Balance, December 31, 2003	3	1	83,999	42	647,534	166	(599,529)	48,214
Exercise of share options, contributions to 401(k) and incentive plans	—	—	653	—	2,328	—	—	2,328
Sale of common shares (net)	—	—	920	1	3,675	—	—	3,676
Exercise of warrants	—	—	15	—	—	—	—	—
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	—	114	—	114
Net loss	—	—	—	—	—	—	(78,942)	(78,942)

Comprehensive loss								(78,828)

Balance, December 31, 2004	3	$1	85,587	$43	$653,537	$280	$(678,471)	$(24,610)

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(78,942)	$(58,653)	$(33,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,553	3,991	2,118
Common shares contribution to 401(k) and management incentive plans	926	754	541
Increase in notes to a collaborative partner for cost allocations	—	7,445	2,718
Accrued interest on convertible notes and other interest bearing obligations	578	1,729	1,779
Loss on disposal/retirement of property and equipment	121	—	10
(Gain) loss on sale of investments	35	(299)	—
Changes in assets and liabilities:
Receivables and related party receivables	9,777	(1,787)	(6,972)
Inventory	—	1,306	(7)
Prepaid expenses	(147)	(818)	(200)
Deposits	—	13	22
Accounts payable	(3,139)	1,858	(319)
Accrued liabilities	13,168	(936)	2,674
Deferred revenue	8,243	(2,439)	(3,958)

Net cash used in operating activities	(44,827)	(47,836)	(34,841)

Cash flows from investing activities:
Proceeds from sale of short-term investments	5	4,299	—
Purchase of short-term investments	—	(4,000)	—
Transfer of restricted cash	—	1,500	(1,500)
Purchase of property and equipment	(2,643)	(2,678)	(10,133)

Net cash used in investing activities	(2,638)	(879)	(11,633)

Cash flows from financing activities:
Proceeds from short-term loan	508	—	1,000
Principal payments of short-term loan	(13,570)	(763)	(237)
Payments under capital lease obligations	(555)	(603)	(670)
Proceeds from issuance of convertible notes	—	10,787	7,672
Principal payments of convertible notes	(5,000)	—	—
Proceeds from issuance of common shares	5,078	87,844	7,651

Net cash provided by (used in) financing activities	(13,539)	97,265	15,416

Net increase (decrease) in cash and cash equivalents	(61,004)	48,550	(31,058)
Cash and cash equivalents at the beginning of the period	84,812	36,262	67,320

Cash and cash equivalents at the end of the period	$23,808	$84,812	$36,262

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Summary of Significant Accounting Policies

Business

XOMA Ltd. (“XOMA” or the “Company”), a Bermuda company, is a biopharmaceutical company that develops for commercialization antibodies and other genetically-engineered protein products to treat immunological and inflammatory disorders, cancer and infectious diseases. The Company’s products are presently in various stages of development and most are subject to regulatory approval before they can be introduced commercially. The Company has one approved product, RAPTIVA®, which is marketed in the United States and Europe, for the treatment of moderate-to-severe plaque psoriasis under a collaboration agreement with Genentech, Inc. (“Genentech”). XOMA’s pipeline includes both proprietary products and collaborative programs at various stages of preclinical and clinical development.

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

Concentration of Risk

Cash, cash equivalents, short-term investments and accounts receivable are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains money market funds and short-term investments that bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. In 2004, three customers represented 45%, 14% and 14% of total revenues and as of December 31, 2004, and there were billed and unbilled receivables of $250,000 outstanding from one of these customers. In 2003, two customers represented 50% and 20% of total revenues and as of December 31, 2003, there were billed and unbilled receivables of $10.0 million outstanding from one of these customers.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2004 presentation. Such reclassifications have not impacted previously reported revenues, operating loss or net loss.

Collaboration arrangement

Beginning in 2004, the Company reported its RAPTIVA® collaboration profit or loss as a single line item to reflect the terms of the agreement with Genentech, which includes XOMA’s share of Genentech’s operating profit or loss before research and development expenses from RAPTIVA® sales in the United States, royalty income on sales of RAPTIVA® outside of the United States and any research and development cost sharing

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustments between the companies. Collaboration activity each quarter through 2004 has resulted in a loss, and has been included in operating expenses. Research and development costs incurred directly by the Company related to RAPTIVA® continued to be included in research and development expense.

In connection with the revised presentation of RAPTIVA® collaboration profit or loss, the Company reclassified the following amounts (in thousands):

	Year ended December 31,
	2003			2002
	Revised	Original	Reclassified	Revised	Original	Reclassified
Research and development	$61,063	$57,461	$3,602	$42,817	$42,621	$196
General and administrative*	13,436	24,489	(11,053)	16,491	19,405	(2,914)
Collaboration arrangement	7,451	—	7,451	2,718	—	2,718

Total operating costs and expenses	$81,950	$81,950	$—	$62,026	$62,026	$—

*	Shown as “Marketing, general and administrative” in prior years.

Beginning January 1, 2005, the collaboration arrangement has been re-structured to eliminate the cost and profit sharing arrangement in the United States. XOMA is entitled to receive a royalty on worldwide sales of RAPTIVA® and Genentech will be responsible for all operating and development costs. As a result, the collaboration arrangement line item will not be used in the 2005 financial results. XOMA expects to record revenue for worldwide royalties as earned and for any clinical trial or other development services which it provides and is compensated for by Genentech.

Critical Accounting Policies

The Company believes the following policies to be the most critical to an understanding of its financial condition and results of operations because they require it to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue Recognition

Revenue is recognized when the related costs are incurred and the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the nature of the fee charged for products or services delivered and the collectibility of those fees.

The Company recognizes revenue from its license and collaboration arrangements, contract services and, to a lesser extent, product sales and royalties. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

License and Collaborative Fees

Revenue from non-refundable license or technology access payments under license and collaborative agreements where the Company has a continuing obligation to perform is recognized as revenue over the period of the continuing performance obligation.

Milestone payments under collaborative arrangements are recognized as revenue upon completion of the milestone events, which represent the culmination of the earnings process because the Company has no future performance obligations related to the payment. Milestone payments that require a continuing performance obligation on the part of the Company are recognized over the period of the continuing performance obligation. Amounts received in advance are recorded as deferred revenue until the related milestone is completed. Allowances are established for estimated uncollectible amounts, if any.

Contract Revenue

Contract revenue for research and development involves the Company providing research, development or manufacturing services to collaborative partners or others. The Company recognizes revenue under these arrangements as the related research and development costs are incurred and collectibility is reasonably assured.

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses consist of direct and research-related allocated overhead costs such as facilities costs, salaries and related personnel costs, patent costs and material and supply costs. In addition, research and development expenses include costs related to clinical trials to validate the Company’s testing processes and procedures and related overhead expenses. Under cost sharing arrangements with collaborative partners, differences between the Company’s actual research and development spending and its share of such spending under the collaboration agreement will also be included as a cost sharing adjustment in its research and development expense. Expenses resulting from clinical trials are recorded when incurred based in part on estimates as to the status of the various trials From time to time, research and development expenses may include upfront fees and milestones paid to collaborative partners for the purchase of rights to in-process research and development. Such amounts are expensed as incurred.

Share-Based Compensation

In accordance with the provisions of the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123,” the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and to adopt the “disclosure only” alternative described in SFAS 123. Under APB 25, if the exercise price of the Company’s employee share options equals or exceeds the fair market value on the date of the grant or the fair value of the underlying shares on the date of the grant as determined by the Company’s Board of Directors, no compensation expense is recognized. Accordingly, the financial statements reflect amortization of compensation resulting from options granted at exercise prices which were below market price at the grant date. Had compensation cost for the Company’s share-based compensation plans been based on the fair value method at the grant dates for awards under these plans consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would have been increased to the pro forma amounts indicated below for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share amounts):

	Year ended December 31,
	2004	2003	2002
Net loss—as reported	$(78,942)	$(58,653)	$(33,247)
Deduct—Total share-based employee compensation expense determined under fair value method	(3,640)	(3,305)	(3,812)

Pro forma net loss	$(82,582)	$(61,958)	$(37,059)

Net loss per common share:
Basic and diluted—as reported	$(0.93)	$(0.78)	$(0.47)
Basic and diluted—pro forma	$(0.97)	$(0.83)	$(0.53)

The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years indicated below:

	Year ended December 31,
	2004	2003	2002
Dividend yield	0%	0%	0%
Expected volatility	1.01%	87%	99%
Risk-free interest rate	1.71%	1.24%	1.50%
Expected life	4.5 years	5.1 years	6.2 years

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supercedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. For a more complete discussion of SFAS 123R, refer to “Recent Accounting Pronouncements” at the end of Note 1.

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

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following potentially dilutive outstanding securities were not considered in the computation of diluted net loss per share because they would be antidilutive for each of the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year ended December 31,
	2004	2003	2002
Options for common shares	5,790	5,545	4,769
Warrants for common shares	375	600	700
Convertible preference shares, notes, debentures and related interest, as if converted	3,818	12,896	14,917

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

Property and Equipment

Property and equipment, including equipment under capital leases, are stated at cost. Equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets (three to seven years). Leasehold improvements, buildings and building improvements are amortized and depreciated using the straight-line method over the shorter of the lease terms or the useful lives (one to fifteen years).

Property and equipment consist of the following (in thousands):

	December 31,
	2004	2003
Furniture and equipment	$20,632	$27,271
Land	310	310
Buildings, leasehold and building improvements	15,288	33,164

	36,230	60,745
Less: accumulated depreciation and amortization	(16,924)	(39,408)

Property and equipment, net	$19,306	$21,337

At December 31, 2004 and 2003, property and equipment includes equipment acquired under capital lease obligations which had a cost of approximately $1.1 million and $2.4 million, respectively, and accumulated amortization of $0.7 million and $1.2 million, respectively.

Depreciation and amortization expense was $4.6 million, $4.0 million and $2.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2004, the Company completed a fixed asset inventory in which it identified and wrote-off obsolete and missing fixed assets with an original cost of $23.2 million and a net book value of $0.1 million.

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

Deferred Revenue

Certain of the Company’s license agreements involve continuing performance obligations for services and, in these cases, the related licensing payments received are recorded as deferred revenue and then recognized as revenue over the period of continuing performance obligation. In 2004, this included $10.0 million in upfront payments received from Chiron Corporation (“Chiron”) related to a collaboration agreement in oncology, which was initiated in February of 2004, and is being recognized as revenue over the five year expected term of the agreement. Deferred revenue recognized in 2003 and 2002 related primarily to upfront payments received in prior years from Baxter Healthcare Corporation (“Baxter”) and Onyx Pharmaceuticals, Inc. (“Onyx”). The following table illustrates the activity in deferred revenue for the years ended December 31, 2004 and 2003 (in thousands):

	December 31,
	2004	2003
Beginning deferred revenue	$90	$2,529
Payments received	10,000	200
Revenue recognized	(1,757)	(2,639)

Ending deferred revenue	$8,333	$90

The $8.3 million balance in deferred revenue at December 31, 2004, is expected to be recognized as revenue largely over the next four years. Future amounts may also be impacted by additional consideration received, if any, under existing or any future licensing or other collaborative arrangements.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Accrued collaboration arrangement	$9,144	$—
Accrued payroll costs	4,804	4,290
Accrued co-development, net	3,361	—
Accrued legal fees	1,176	1,035
Accrued clinical trial costs	214	451
Other	632	387

Total	$19,331	$6,163

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The fair value of marketable debt and equity securities is based on quoted market prices. The carrying value of these securities approximates their fair value.

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

Supplemental Cash Flow Information

Cash paid for interest was $0.7 million, $0.1 million and $0.3 million during the years ended December 31, 2004, 2003 and 2002, respectively. In addition, there were no dividends paid on common shares during the years ended December 31, 2004, 2003 and 2002.

Non-cash transactions from financing activities included the conversion of convertible subordinated notes held by Genentech to equity of zero, $29.6 million and zero for the years ended December 31, 2004, 2003 and 2002, respectively.

Segment Information

The Company currently operates in a single business segment as there is only one measurement of profit (loss) for its operations. Revenues attributed to the following countries for each of the years ended December 31, 2004, 2003 and 2002, are as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
United States	$1,757	$10,788	$14,259
Ireland	1,794	13,511	15,616
Others	114	113	74

Total	$3,665	$24,412	$29,949

Recent Accounting Pronouncements

In December of 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. XOMA is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R may have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

The Company’s Board of Directors has approved the acceleration of the vesting of all outstanding employee share options with an exercise price greater than $3.00 per share, to be effective April 15, 2005, subject to the final determination of, and adjustment of the effective date and exercise price threshold by, its Chief Executive Officer.

2.    Cash, Cash Equivalents and Short-Term Investments

At December 31, 2004 and 2003, cash and cash equivalents consisted of money market funds and overnight deposits and are reported at fair value. These investments are short term and are classified as available for sale. The carrying value of short-term investments was $0.5 million at December 31, 2004, and $0.4 million at December 31, 2003. Short-term investments consist of only equity securities at December 31, 2004 and 2003. During the years ended December 31, 2004, 2003 and 2002, there were zero, $0.3 million and zero realized gains on short-term investments. Gains and losses are determined on a specific identification basis.

3.    Short-term Loan

In March of 2002, the Company entered into a secured loan agreement that was collateralized by equipment and property improvements with an annual interest rate of 11.1%. The balance of the loan at December 31, 2002, was $0.8 million and was paid off in February of 2003.

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

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Collaborative and Licensing Agreements

Total research and development expenses incurred related to the Company’s collaborative agreements were approximately $20.0 million, $36.7 million and $24.9 million in 2004, 2003 and 2002, respectively.

Genentech

In April of 1996, the Company entered into an agreement with Genentech whereby it agreed to co-develop Genentech’s humanized monoclonal antibody product RAPTIVA®. In connection with the agreement, Genentech purchased 1.5 million common shares for approximately $9.0 million and agreed to fund the Company’s development costs for RAPTIVA® until first Food and Drug Administration (“FDA”) approval. This funding was through a series of convertible subordinated notes due at the earlier of April of 2005 or upon regulatory approval of RAPTIVA®. Under the terms of the agreement, the Company was entitled to receive 25% of U.S. operating profits or losses from RAPTIVA® in all indications and a royalty on sales outside the U.S. The Company granted Genentech a security interest in its profit share on RAPTIVA® as collateral against any unpaid past due amounts of these loans.

Under the convertible loan agreement, upon FDA approval of the product, which occurred October 27, 2003, the Company elected to defer repayment of approximately $40.0 million as an offset against future proceeds from its 25% share of U.S. operating profits and, on December 22, 2003, the Company issued 2,959 preference shares to Genentech, convertible into 3.8 million common shares, to repay the remaining outstanding balance of the development loan of $29.6 million. The Company received zero and $10.8 million net funding from Genentech under this agreement for the years ended December 31, 2004 and 2003, respectively

An additional debt facility was established to finance the Company’s share of U.S. commercialization costs prior to FDA approval. Under the terms of the agreement, the outstanding balance under the commercial loan of $3.0 million related to 2002 commercialization costs was repaid in cash in January of 2004 and the remaining balance of $10.2 million, which relates to 2003 commercialization costs, was repaid in cash in May of 2004.

The agreement was amended in January of 2005, wherein the cost and profit sharing arrangement was terminated. XOMA is now entitled to earn a mid-digit royalty on worldwide sales of RAPTIVA® with an additional royalty rate on annual sales in the U.S. in excess of a specified level. Additionally, Genentech agreed to extinguish the Company’s obligation to pay the remaining outstanding balance of $40.9 million under the development loan and related accrued interest.

See Note 6 to the Consolidated Financial Statements for a discussion of the financing arrangement between XOMA and Genentech.

Chiron

In February of 2004, XOMA entered into an exclusive multi-product collaboration agreement with Chiron for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the agreement, the companies agreed to share costs and profits on a 70-30 basis, with XOMA’s share being 30%. XOMA is entitled to initial payments totaling $10.0 million, which were received in March and June of 2004. This initial $10.0 million is being recognized ratably over sixty months, the expected term of the agreement, as license and collaborative fees.

A loan facility of up to $50.0 million will be available to the Company to fund up to 75% of it’s share of development expenses to be incurred beginning in 2005. As of December 31, 2004, the Company has not drawn

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on this loan facility. Chiron’s profit share is subject to a limited upward adjustment, which, in turn, may be reduced if the Company achieves certain milestones or if Chiron elects to extend the program from three to five years.

Millennium

In November of 2001, XOMA announced its agreement with Millennium Pharmaceuticals, Inc. (“Millennium”) to develop two of Millennium’s biotherapeutic agents, MLN2222 (also known as CAB2) and MLN2201, for certain vascular inflammation indications. Under the original agreement, for each product, the Company was responsible for development activities and related costs through the completion of Phase II trials and for payments to Millennium upon the achievement of certain clinical milestones. After successful completion of Phase II trials, Millennium would have had the right to commercialize the products and XOMA would have had the option to choose between continued participation in the development programs and future profit sharing or being entitled to future royalty and milestone payments.

In October of 2003, the companies announced the discontinuation of development of MLN2201, based on preliminary data from a Phase I study that did not meet predefined criteria necessary to support further product development efforts. As a result, XOMA amended the development agreement with Millennium. Under the terms of the amended development agreement, the Company has no future obligations to make milestone payments to Millennium for MLN2201.

XOMA and Millennium are continuing with the development of MLN2222, a complement inhibitor for coronary artery bypass graft surgery, targeting vascular inflammation associated with such surgery. In December of 2003, the Company announced the initiation of a Phase I clinical program for MLN2222 to evaluate its safety, tolerability, pharmacokinetic and pharmacodynamic properties. In October of 2004, the Company announced an amendment to its agreements with Millennium whereby Millennium assumed responsibility for all subsequent development work and expenses for MLN2222 upon initiation of Phase II testing. XOMA is obligated to continue to provide quantities of bulk drug substance and services requested and paid for by Millennium for future clinical trials. The Company will be entitled to receive an undisclosed royalty on future net sales of MLN2222, as well as payments related to the achievement of clinical and regulatory milestones.

See Note 6 to the Consolidated Financial Statements for a discussion of the related financing arrangement between XOMA and Millennium.

Aphton

In September of 2004, XOMA announced a worldwide collaboration with Aphton Corporation (“Aphton”) to develop treatments for gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. Under the terms of the agreement, the companies agreed to share all development expenses and all commercialization profits and losses for all product candidates on a 70/30 basis, with the Company’s share being 30%. XOMA is entitled to have worldwide manufacturing rights for these products and the ability to share up to 30% in the commercialization efforts in the United States. Aphton shares U.S. commercialization rights and is entitled to have exclusive rights to commercialize all products outside the United States.

Alexion

In December of 2003, XOMA entered into a collaboration agreement with Alexion Pharmaceuticals, Inc. (“Alexion”) to jointly develop and commercialize a rationally designed human thrombopoietin (“TPO”) mimetic

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

antibody to treat chemotherapy-induced thrombocytopenia. Under the terms of the agreement, Alexion and XOMA agreed to share development and commercialization expenses, including preclinical development, manufacturing and marketing costs world-wide, as well as revenues, generally on a 70-30 basis, with XOMA’s share being 30%. XOMA paid Alexion a fee at the initiation of the collaboration and may owe additional amounts based on the achievement of regulatory milestones. XOMA is entitled to royalty payments and milestones related to its bacterial expression technology. In November of 2004, XOMA and Alexion determined that the lead molecule in their TPO mimetic collaboration did not meet the criteria established in the program for continued development. The companies are evaluating next steps for the collaboration, including a potential alternative TPO mimetic compound for development.

Zephyr

In November of 2004, the Company entered into an exclusive worldwide licensing agreement with Zephyr Sciences, Inc. (“Zephyr”) for the research, development and commercialization of products related to bactericidal/permeability-increasing protein (“BPI”), including its NEUPREX® product which is a particular fragment of rBPI and has been tested in clinical trials in several indications. Under the terms of the agreement, the Company will be entitled to receive license fees totaling up to $11.0 million and milestone payments totaling up to $61.9 million, as well as royalties on sales of future products developed and approved under the agreement. The agreement also includes due diligence provisions related to the development of BPI in multiple indications with Zephyr funding all future research and development activities. The agreement does not cover BPI-derived peptide products.

Triton

In October of 2004, the Company entered into an agreement with Triton BioSystems, Inc. (“Triton”) under which Triton licensed from XOMA the exclusive worldwide right to use the Company’s ING-1 monoclonal antibody with Triton’s Targeted Nano-Therapeutics™ System. The license to Triton includes U.S. and foreign patent rights related to the Company’s ING-1 and Human Engineering™ technologies along with several pending applications. ING-1 remains available for licensing outside the field covered by the Triton license.

Onyx

In January of 2001, XOMA signed a strategic process development and manufacturing agreement with Onyx for its ONYX-015 product. The initial term was five years, with options to extend for additional periods. Under the terms of the agreement, Onyx was obliged to pay the Company an initial payment as well as payments for development work and material produced and payments upon achieving key milestones. In June of 2003, Onyx announced that it was discontinuing its therapeutic virus program to focus its resources on its BAY 43-9006 anticancer compound. Onyx notified XOMA on June 23, 2003, of its intention to terminate the Company’s related process development and manufacturing agreement effective 120 days from the date of notification. Under the terms of the agreement, Onyx paid $0.5 million as a facility fee plus $1.0 million as a termination fee in the fourth quarter of 2003 and, in accordance with XOMA’s revenue recognition policy, these amounts were recognized primarily in the fourth quarter of 2003 as the Company’s service commitments were completed at that time. Additionally, the Company accelerated the amortization of $1.0 million remaining in deferred revenue over the 120-day notification period.

Baxter

In January of 2000, Baxter’s Hyland Immuno division acquired the worldwide rights to XOMA’s NEUPREX® (rBPI21) for development in antibacterial and anti-endotoxin indications. XOMA received initial

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

6.    Convertible Notes and Other Arrangements

Genentech

Under an arrangement with Genentech (see Note 5), the Company received financing for its share of RAPTIVA® development costs through the issuance of convertible subordinated notes due at the earlier of April of 2005 or upon first regulatory approval of RAPTIVA®, which occurred on October 27, 2003. The notes bear interest at rates of LIBOR plus 1% (2.9% at December 31, 2004) compounded and reset at the end of June and December each year. Interest is payable at maturity.

The agreement was amended March 31, 2003, to provide the following terms:

•	The credit limit under the convertible subordinated debt agreement to finance XOMA’s share of development costs was increased to $80.0 million. The convertible subordinated note was to mature upon the earlier of (a) April of 2005, except for advances made after April of 2003, in which case payment would be due on the second anniversary date(s) of such advances or (b) within 90 days after first product approval which occurred on October 27, 2003. At XOMA’s election, the convertible subordinated note was to be repaid in cash or with shares with the conversion price to be calculated at the time of payment based on the fair market value at the time of election. If repayment were triggered by product approval, XOMA could elect to defer payment of up to $40.0 million as an offset against the Company’s proceeds from its 25% share of U.S. operating profits on the product. Following product approval, on November 3, 2003, XOMA announced its election to defer payment of approximately $40.0 million of this debt as provided above and on December 22, 2003, the Company issued 2,959 of convertible preference shares to repay the approximately $29.6 million remaining outstanding balance.

•	An additional $15.0 million debt facility was established to finance XOMA’s share of U.S. commercialization costs. The note payable was to mature upon the earlier of (a) April of 2005, except for advances made after April of 2003 in which case payment will be due on the second anniversary date(s) of such advances or (b) within 90 days after first product approval by the FDA which occurred on October 27, 2003. At December 31, 2003, the outstanding balance under this note totaled approximately $13.2 million. Under the terms of the agreement, the outstanding balance of $3.0 million related to 2002 commercialization costs was repaid in cash in January of 2004. The balance of $10.2 million which relates to 2003 commercialization costs was repaid in cash in May of 2004.

•	XOMA granted Genentech a security interest in the Company’s profit share on RAPTIVA® as collateral against any unpaid past due amounts of the loans.

The agreement was further amended in January of 2005, wherein XOMA’s liability for the remaining $40.9 million balance outstanding under the development loan, including accrued interest, was extinguished and the profit sharing arrangement was terminated. The Company has no further obligation under the loan arrangement.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Millennium

In November of 2001, in conjunction with the Millennium development agreement (see Note 5), Millennium committed to purchase, at XOMA’s option, up to $50.0 million worth of the Company’s common shares over three years, through a combination of equity at prevailing market prices in return for cash and retirement of XOMA’s convertible debt. In October of 2003, in conjunction with discontinuing development of MLN2201, the investment agreement was amended and the remaining funding amounts were reduced by 40% from a total of $33.5 million to a total of $20.1 million.

In February of 2004, the investment agreement was further revised to extend the maturity date of the $5.0 million outstanding convertible debt to April 15, 2004, and to re-schedule the Company’s decision points regarding whether to sell the remaining $14.7 million worth of common shares to four option dates through March of 2005, at each of which the Company could issue up to $3,675,000 worth of common shares. In October of 2004, the investment agreement with Millennium was terminated and there will be no further issuance of the Company’s common shares to Millennium.

In July of 2004, the Company exercised its option to sell 920,284 shares to Millennium for gross proceeds of $3.7 million or $3.99 per share. In November of 2003, the Company exercised its option to sell 763,719 shares to Millennium for gross proceeds of $5.4 million or $7.07 per share. In June of 2003, the Company exercised its option to sell 608,766 shares to Millennium for gross proceeds of $4.0 million or $6.57 per share. In April of 2004, XOMA repaid the $5.0 of convertible debt to Millennium in full in cash.

7.    Share Capital

Common Shares

In July of 2004, the Company issued 920,284 common shares for net proceeds of $3.7 million related to the investment agreement with Millennium.

In June and November of 2003, the Company issued a total of 1,372,485 common shares for net proceeds of $9.4 million related to the investment agreement with Millennium.

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

Preference Shares

As of December 31, 2004, the Company has the authority to issue 1,000,000 preference shares, par value $.05 per share. Of these, 135,000 preference shares have been designated Series A Preference Shares and 8,000 preference shares have been designated Series B Preference Shares.

•	Series A: As of December 31, 2004, the Company has authorized 135,000 Series A Preference Shares of which none were outstanding at December 31, 2004, 2003 and 2002. (See “Shareholder Rights Plan” below.)

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Series B: As of December 31, 2004, the Company has authorized 8,000 Series B Preference Shares. In December of 2003, the Company issued 2,959 of the Series B preference shares to Genentech in repayment of $29.6 million of the outstanding balance under the convertible subordinated debt agreement. Pursuant to the rights of the Series B preference shares, the holders of Series B preference shares will not be entitled to receive any dividends on the Series B preference shares. The Series B preference shares will rank senior with respect to rights on liquidation, winding-up and dissolution of XOMA to all classes of common shares. Upon any voluntary or involuntary liquidation, dissolution or winding-up of XOMA, holders of Series B preference shares will be entitled to receive $10,000 per share of Series B preference shares before any distribution is made on the common shares. The holder of the Series B preference shares has no voting rights, except as required under Bermuda law.

The holder of Series B preference shares has the right to convert Series B preference shares into common shares at a conversion price equal to $7.75 per common share, subject to adjustment in certain circumstances. Accordingly, the 2,959 issued Series B preference shares are convertible into approximately 3,818,000 common shares.

The Series B preference shares will be automatically converted into common shares at its then effective conversion rate immediately upon the transfer by the initial holder to any third party which is not an affiliate of such holder. The Company will have the right, at any time and from time to time, to redeem any or all Series B preference shares for cash in an amount equal to the conversion price multiplied by the number of common shares into which each such share of Series B preference shares would then be convertible.

See Note 6 to the Consolidated Financial Statements, “Convertible Notes and Other Arrangements”.

Management Incentive Compensation Plans

The Board of Directors of the Company established a Management Incentive Compensation Plan (“MICP”) effective July 1, 1993, in which management employees (other than the Chief Executive Officer), as well as certain additional discretionary participants chosen by the Chief Executive Officer, are eligible to participate. The Chief Executive Officer is covered under a CEO Incentive Compensation Plan (“CICP”) which was established by the Board of Directors of the Company effective January 1, 2004.

As of January 1, 2004, awards earned under the MICP and CICP vest immediately upon the distribution date which occurs during the first quarter of the following fiscal year with half of the award payable in cash and half in common shares, so long as the participant remains an employee of the Company.

Awards earned under the MICP prior to 2004 vest over a three-year period with 50% of each award payable during the first quarter of the following fiscal year and 25% payable on each of the next two annual distribution dates, so long as the participant remains an employee of the Company. The 50% on the first distribution date is payable half in cash and half in common shares. The balance on the next two annual distribution dates is payable, at the election of the participant, all in cash, all in common shares or half in cash and half in common shares or, for elections not made in a timely manner, all in common shares.

The maximum number of common shares issuable pursuant to awards made for the years ended December 31, 2004 and 2003, under the two plans were 371,274 and 165,822, respectively, and these shares have been reserved under the Restricted Plan (as defined below).

The amounts charged to expense under the MICP and CICP were $2.3 million, $1.6 million and $1.0 million for the plan years 2004, 2003 and 2002, respectively. As of December 31, 2004, $2.4 million was accrued related to these plans.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Share Purchase Plan

In 1998, the shareholders approved the 1998 Employee Share Purchase Plan (“Share Purchase Plan”) which provides employees of the Company the opportunity to purchase common shares through payroll deductions. The Company has reserved 1,500,000 common shares for issuance under the Share Purchase Plan. An employee may elect to have payroll deductions made under the Share Purchase Plan for the purchase of common shares in an amount not to exceed 15% of the employee’s compensation.

Prior to December 31, 2004, the purchase price per common share was either (i) an amount equal to 85% of the fair market value of a common share on the first day of a 24-month offering period or on the last day of such offering period, whichever was lower, or (ii) such higher price as may be set by the Compensation Committee of the Board at the beginning of such offering period.

Effective January 1, 2005 the plan was amended to reduce future offering periods to three months and to change the purchase price per common share to 95% of the closing price of XOMA shares on the exercise date.

In 2004 and 2003, employees purchased 254,258 and 43,246 common shares, respectively under the Share Purchase Plan. Payroll deductions under the Share Purchase Plan totaled $0.3 million, $0.4 million and $0.5 million for 2004, 2003 and 2002, respectively.

Shareholder Rights Plan

On February 26, 2003, the Company’s Board of Directors unanimously adopted a Shareholder Rights Plan (“Rights Plan”), which is designed to extend the provisions of a similar rights plan originally adopted in October of 1993. Under the Rights Plan, Preference Share Purchase Rights (“Rights”) will be authorized and granted at the rate of one Right for each common share held of record as of the close of business on April 2, 2003. Each Right entitles the registered holder of common shares to buy a fraction of a share of the new series of Preference Shares (“Series A Preference Shares”) at an exercise price of $30.00, subject to adjustment. The Rights will be exercisable and will detach from the common share, only if a person or group acquires 20 percent or more of the common shares, announces a tender or exchange offer that if consummated will result in a person or group beneficially owning 20 percent or more of the common shares or if the Board of Directors declares a person or group owning 10 percent or more of the outstanding common shares to be an Adverse Person (as defined in the Rights Plan). Once exercisable, each Right will entitle the holder (other than the acquiring person) to purchase units of Series A Preference Share (or, in certain circumstances, common shares of the acquiring person) with a value of twice the Rights exercise price. The Company will generally be entitled to redeem the Rights at $.001 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on February 26, 2013.

Shares Reserved for Future Issuance

The Company has reserved common shares for future issuance as of December 31, 2004, as follows:

Share option plans	9,075,964
Convertible preference shares	3,818,065
Employee share purchase plan	919,522
Warrants	375,000

Total	14,188,551

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Series B preference shares are convertible into common shares. On December 22, 2003, the Company issued 2,959 shares to Genentech in payment of the $29.6 million outstanding balance under the convertible subordinated note agreement.

Share Options and Warrants

At December 31, 2004, the Company had share-based compensation plans, as described below. The aggregate number of common shares that may be issued under these plans is 11,765,000 shares.

Share Option Plan

Under the Company’s amended 1981 Share Option Plan (“Option Plan”), qualified and non-qualified options of the Company’s common shares may be granted to certain employees and other individuals as determined by the Board of Directors at not less than the fair market value of the shares at the date of grant. Options granted under the Option Plan may be exercised when vested and expire generally ten years from the date of grant or three months from the date of termination of employment (longer in the case of death or certain retirements). Options granted generally vest over four or five years. The Option Plan will terminate on November 15, 2011. Up to 11,150,000 shares are authorized for issuance under the Option Plan. As of December 31, 2004, options covering 5,088,010 common shares were outstanding under the Option Plan.

Restricted Share Plan

The Company also has a Restricted Share Plan (“Restricted Plan”) which provides for the issuance of options or the direct sale of common shares to certain employees and other individuals as determined by the Board of Directors at not less than 85% of fair market value of the common shares on the grant date. Each option issued under the Restricted Plan will be a non-statutory share option under the federal tax laws and will have a term not in excess of ten years from the grant date or three months from the date of termination of employment (longer in the case of death or certain retirements). Options granted generally vest over four or five years. The Restricted Plan will terminate on November 15, 2011.

The Company has granted options with exercise prices at 85% of fair market value on the date of grant. Up to 1,500,000 shares are authorized for issuance under the Restricted Plan, subject to the condition that not more than 11,150,000 shares are authorized under both the Option Plan and the Restricted Plan. As of December 31, 2004, options covering 387,045 common shares were outstanding under the Restricted Plan.

The Company amortizes deferred compensation, which is the difference between the issuance price or exercise price as determined by the Board of Directors and the fair market value of the shares at the date of sale or grant over the period benefited.

Directors Share Option Plan and Other Options

In 1992, the shareholders approved a Directors Share Option Plan (“Directors Plan”) which provides for the issuance of options to purchase common shares to non-employee directors of the Company at 100% of the fair market value of the shares on the date of the grant. Up to 600,000 shares are authorized for issuance during the term of the Directors Plan. Options vest on the date of grant and have a term of up to ten years. As of December 31, 2004, options for 299,500 common shares were outstanding under the Directors Plan.

In addition, in July of 2002, the Company granted a non-qualified fully-vested option to a director to purchase 15,000 common shares at 100% of the fair market value of the shares on the date of grant, which will expire in ten years. This option was not issued as part of the Directors Plan.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share Option Plans Summary

A summary of the status of the all of Company’s share option plans as of December 31, 2004, 2003 and 2002, and changes during years ended on those dates is presented below:

	2004		2003		2002
Options:	Shares	Price*	Shares	Price*	Shares	Price*
Outstanding at beginning of year	5,544,676	$5.44	4,769,463	$5.89	4,166,610	$5.58
Granted
(1)	1,000	3.26	3,500	6.41	33,500	5.00
(2)	1,196,200	5.07	1,301,400	4.10	791,625	8.19
Exercised	(248,319)	2.60	(165,361)	3.21	(83,589)	4.44
Forfeited, expired or cancelled (3)	(704,002)	5.96	(364,326)	7.49	(138,683)	10.57

Outstanding at end of year	5,789,555	5.42	5,544,676	5.44	4,769,463	5.89

Exercisable at end of year	3,841,358		3,555,466		3,334,392

Weighted average fair value of options granted
(1)		$2.32		$6.41		$4.42
(2)		$3.56		$4.10		$6.46

*	Weighted-average exercise price:
(1)	Option price less than market price on date of grant as provided for in the Restricted Share Plan.
(2)	Option price equal to market price on date of grant.
(3)	The Company adjusts for forfeitures as they occur.

The following table summarizes information about share options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Life *	Price **	Number	Price **
$1.74 – 2.56	1,069,301	1.36	$2.48	926,451	$2.54
2.60 – 3.56	1,073,073	7.30	3.36	620,138	3.38
3.62 – 5.56	1,052,837	4.48	4.58	918,820	4.62
5.61 – 6.75	1,135,475	7.83	5.89	310,962	6.36
6.87 – 9.99	1,036,619	5.73	8.80	798,701	8.81
10.04 – 13.95	422,250	6.83	10.68	266,286	10.85

1.74 – 13.95	5,789,555	5.48	5.42	3,841,358	5.36

*	Weighted-average remaining contractual life
**	Weighted-average exercise price

Warrants

In February of 2000, warrants to purchase up to 250,000 common shares at $5.00 per share and expiring in February of 2005 were issued to the placement agents in conjunction with a private placement of common shares. As of December 31, 2004, all of these warrants were outstanding.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July of 1999, warrants to purchase up to 150,000 common shares at $5.75 per share were issued to the placement agents in conjunction with a private placement of common shares. All of these warrants expired in July of 2004.

XOMA issued 379,000 warrants to purchase common shares in January of 1999 and March of 1999. Each January and March 1999 warrant entitled the holder thereof to purchase one common share, subject to anti-dilution adjustments. The remaining holder, OTAPE Investments LLC, exercised the remaining warrants in a net issuance in January of 2004 for 15,500 common shares. As of December 31, 2004, none of these warrants were outstanding.

In July of 1998, warrants to purchase 250,000 common shares at $6.00 per share were issued to Incyte Corporation in partial payment of license fees. These warrants expire in July of 2008. As of December 31, 2004, there were 125,000 of these warrants outstanding.

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

Leases

As of December 31, 2004, the Company leased administrative, research facilities, certain laboratory and office equipment under capital and operating leases expiring on various dates through 2011.

Future minimum lease commitments are as follows (in thousands):

	Capital Leases	Operating Leases
2005	$250	$2,776
2006	—	2,807
2007	—	2,649
2008	—	811
2009	—	162
Thereafter	—	224

Minimum lease payments	250	$9,429

Less: amount representing interest expense	(13)

Present value of minimum lease payments	237
Less: current portion	237

Long-term capital lease obligation	$—

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rental expense was approximately $2.9 million, $2.8 million and $2.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Legal Proceedings

In July of 2003, a complaint was filed in the General Court of Justice, Superior Court Division, Orange County, North Carolina, in a lawsuit captioned Hamlet v. Genentech, Inc., et al., No. 03 CVS 1161, and was subsequently amended, by participants in one of the Phase III clinical trials of RAPTIVA®. The complaint asserts claims for alleged negligence, breach of fiduciary duty, fraud, misrepresentation and medical negligence against the plaintiff’s treating physician, the physician’s medical practice, Genentech, XOMA, the institutional review board responsible for the trial and the contract research organization retained to conduct the trial. The complaint seeks unspecified compensatory damages alleged to be in excess of $10,000. As set forth in the complaint, the plaintiff was initially in the placebo group of this trial; he did not receive RAPTIVA® during this time and his claims are based on his failure to receive his indicated treatment, not his receipt of RAPTIVA®. At a recent hearing, XOMA was successful in having all claims that allege or depend on XOMA being a health care provider dismissed and the Court dismissed the fiduciary duty and constructive fraud claims as well. Four of the defendants, including XOMA, have reached agreement with the plaintiff on a settlement and a settlement agreement and release have been executed.

In November of 2004, a complaint was filed in the United States District Court, Northern District of California, in a lawsuit captioned Physicians Executive Business Corp. v. XOMA Ltd., et al., No. C 04 4878, by an investor in XOMA’s common shares. The complaint asserts claims for alleged fraud and negligent misrepresentation relating to events preceding the announcement of Phase II trial results for XMP.629 in August of 2004. The complaint seeks unspecified compensatory damages. XOMA believes the claims asserted to be without merit and intends to vigorously defend against them.

9.    Income Taxes

The significant components of net deferred tax assets as of December 31, 2004 and 2003, are as follows (in millions):

	December 31,
	2004	2003
Capitalized research and development expenses	$68.5	$28.4
Net operating loss carryforwards	81.7	81.4
Research and development and other credit carryforwards	19.5	17.7
Other	3.5	0.3
Valuation allowance	(173.2)	(127.8)

Net deferred tax assets	$—	$—

The net increase in the valuation allowance was $45.4 million, $2.8 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and carryback potential, the Company has determined that total deferred tax assets should be fully offset by a valuation allowance.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

XOMA’s accumulated federal and state tax net operating loss carryforwards and credit carryforwards as of December 31, 2004, are as follows:

	Amounts (in millions)	Expiration Dates
Federal
NOLs	$225.7	2005 – 2024
Credits	12.2	2011 – 2024
State
NOLs	83.6	2007 – 2014
Credits	11.0	Do not expire

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

11.    Deferred Savings Plan

Under section 401(k) of the Internal Revenue Code of 1986, the Board of Directors adopted, effective June 1, 1987, a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 50% of their eligible compensation per payroll period, up to a maximum for 2004 of $13,000 (or $16,000 for employees over 50 years of age). The Company may, at its sole discretion, make contributions each plan year, in cash or in the Company’s common shares, in amounts which match up to 50% of the salary deferred by the participants. The expense related to these contributions was $0.6 million; $0.6 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

12.    Subsequent Events

In January of 2005, the Company announced a re-structuring of its arrangement with Genentech on RAPTIVA®. Under the restructured arrangement, effective January 1, 2005, XOMA will be entitled to receive mid-single digit royalties on worldwide sales of RAPTIVA®. The previous cost and profit sharing arrangement for RAPTIVA® in the United States was discontinued, and Genentech will be responsible for all operating and development costs associated with the product. Genentech may elect and XOMA may agree to provide further clinical trial or other development services at Genentech’s expense. In addition, XOMA’s obligation to pay its outstanding balance to Genentech of $40.9 million under a development loan was extinguished. In 2004, XOMA recorded collaboration arrangement expense of $16.4 million, incurred an additional $3.9 million of RAPTIVA® costs included in its research and development expenses, and recorded $1.0 million in interest expense related to the development loan.

In February of 2005, XOMA issued $60.0 million of 6.5% convertible senior notes due in 2012. The notes are initially convertible into approximately 32 million common shares at a conversion rate of 533.4756 of XOMA common shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $1.87 per common share. Before February 6, 2008, the Company may not redeem the notes. On or

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

after February 6, 2008, the Company may redeem any or all of the notes at 100% of the principal amount, plus accrued and unpaid interest, if its common shares trade at 150% of the conversion price then in effect for 20 trading days in a 30 consecutive trading day period. Holders of the notes may require XOMA to repurchase some or all of the notes for cash at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest following a fundamental change. In addition, following certain fundamental changes, the Company will increase the conversion rate by a number of additional common shares or, in lieu thereof, it may, in certain circumstances, elect to adjust the conversion rate and related conversion obligation so that the notes are convertible into shares of the acquiring, continuing or surviving company.

In March of 2005, the Company was awarded a $15.0 million contract from the National Institute of Allergy and Infectious Diseases (NIAID), a part of the National Institutes of Health (NIH), to develop three anti-botulinum neurotoxin monoclonal antibody therapeutics. The contract work will be performed over an eighteen month period and will be 100% funded with Federal funds from NIAID under Contract No. HHSN266200500004C.

Index to Exhibits

Exhibit Number

1	Underwriting Agreement dated as of September 19, 2003 by and between XOMA Ltd. and the several underwriters named therein (Exhibit 2)[1]

3.1	Memorandum of Continuance of XOMA Ltd. (Exhibit 3.4)[2]

3.2	Bye-Laws of XOMA Ltd. (as amended) (Exhibit 3.2)[3]

4.1	Shareholder Rights Agreement dated as of February 26, 2003, by and between XOMA Ltd. and Mellon Investor Services LLC as Rights Agent (Exhibit 4.1)[3]

4.2	Form of Resolution Regarding Preferences and Rights of Series A Preference Shares (Included as Exhibit A to Exhibit 4.1 above) (Exhibit 4.2)[3]

4.3	Form of Resolution Regarding Preferences and Rights of Series B Preference Shares (Exhibit 4.3)[2]

4.5	Form of Common Stock Purchase Warrant (Incyte Warrants) (Exhibit 2)[4]

4.6	Form of Common Share Purchase Warrant (January and March 1999 Warrants) (Exhibit 5)[5]

4.7	Form of Common Share Purchase Warrant (July 1999 Warrants) (Exhibit 4)[6]

4.8	Form of Common Share Purchase Warrant (2000 Warrants) (Exhibit 4)[7]

4.9	Indenture dated as of February 7, 2005, between XOMA Ltd. and Wells Fargo Bank, National Association, as trustee (Exhibit 4.1)[8]

10.1	1981 Share Option Plan as amended and restated (Exhibit 10.1)[9]

10.1A	Form of Share Option Agreement for 1981 Share Option Plan (Exhibit 10.2)[9]

10.1B	Amendment to 1981 Share Option Plan

10.1C	Amendment No. 2 to 1981 Share Option Plan

10.2	Restricted Share Plan as amended and restated (Exhibit 10.3)[9]

10.2A	Form of Share Option Agreement for Restricted Share Plan (Exhibit 10.4)[9]

10.2B	Form of Restricted Share Purchase Agreement for Restricted Share Plan (Exhibit 10.5)[9]

10.2C	Amendment to Restricted Share Plan

10.2D	Amendment No. 2 to Restricted Share Plan

10.3	1992 Directors Share Option Plan as amended and restated (Exhibit 10.7)

10.3A	Form of Share Option Agreement for 1992 Directors Share Option Plan (initial grants) (Exhibit 10.8)[9]

10.3B	Form of Share Option Agreement for 1992 Directors Share Option Plan (subsequent grants) (Exhibit 10.9)[9]

10.3C	2002 Director Share Option Plan (Exhibit 10.10)[9]

10.4	Management Incentive Compensation Plan as amended and restated (Exhibit 10.6)[9]

10.4A	Amendment to Management Incentive Compensation Plan

10.5	1998 Employee Share Purchase Plan (Exhibit 10.11)[9]

10.5A	Amendment to 1998 Employee Share Purchase Plan

Exhibit Number

10.5B	Amendment to 1998 Employee Share Purchase Plan

10.6	Form of indemnification agreement for officers (Exhibit 10.6)[10]

10.7	Form of indemnification agreement for employee directors (Exhibit 10.7)[10]

10.8	Form of indemnification agreement for non-employee directors (Exhibit 10.8)[10]

10.9	Employment Agreement dated April 29, 1992, between the Company and John L. Castello (Exhibit 10.9)[10]

10.10	Employment Agreement dated April 1, 1994, between the Company and Peter B. Davis (Exhibit 10.10)[11]

10.11	Employment Agreement dated March 26, 2004, between XOMA (US) LLC and Patrick J. Scannon, M.D., Ph.D.

10.12	Employment Agreement dated February 23, 2005, between XOMA (US) LLC and Christopher J. Margolin

10.14	Lease of premises at 890 Heinz Street, Berkeley, California dated as of July 22, 1987 (Exhibit 10.12)[10]

10.15	Lease of premises at Building E at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of April 21, 1988 (Exhibit 10.13)[10]

10.16	Lease of premises at Building C at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of August 26, 1987 (Exhibit 10.14)[10]

10.17	Letter of Agreement regarding CPI adjustment dates for leases of premises at Buildings C, E and F at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 (Exhibit 10.15)[10]

10.18	Lease of premises at 2910 Seventh Street, Berkeley, California dated March 25, 1992 (Exhibit 10.16)[10]

10.19	Lease of premises at 5860 and 5864 Hollis Street, Emeryville, California dated as of November 2, 2001 (with addendum) (Exhibit 10.19)[12]

10.20	Lease of premises at 2850 Seventh Street, Second Floor, Berkeley, California dated as of December 28, 2001 (with addendum and guaranty) (Exhibit 10.20)[12]

10.21	License Agreement dated as of August 31, 1988 between the Company and Sanofi (with certain confidential information deleted) (Exhibit 10.27)[10]

10.22

Amended and Restated Research and License Agreement dated September 1, 1993, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28)[10]

10.22A

Third Amendment to License Agreement dated June 12, 1997, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28A)[10]

10.22B	Fourth Amendment to License Agreement dated December 23, 1998, between the Company and New York University (Exhibit 10.22B)[13]

10.22C	Fifth Amendment to License Agreement dated June 25, 1999, between the Company and New York University (Exhibit 10.21C)[14]

Exhibit Number

10.22D

Sixth Amendment to License Agreement dated January 25, 2000, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.1)[15]

10.22E

Seventh Amendment to License Agreement by and among New York University, XOMA Technology Limited and XOMA Ireland Limited effective as of November 10, 2004, (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)[33]

10.23	Cross License Agreement dated December 15, 1993, between Research Development Foundation and the Company (with certain confidential information deleted) (Exhibit 10.23)[13]

10.24	Cross License Agreement dated December 15, 1993, between the Company and Research Development Foundation (with certain confidential information deleted) (Exhibit 10.24)[13]

10.25

Technology Acquisition Agreement dated June 3, 1994, between Connective Therapeutics, Inc. (now called Connetics Corporation) and the Company (with certain confidential information deleted) (Exhibit 10.46)[11]

10.25A	Amendment Number One to Technology Acquisition Agreement dated December 8, 1999, between Connetics Corporation and XOMA (US) LLC (with certain confidential information deleted) (Exhibit 10.23A)[14]

10.25B	Agreement dated December 8, 1999, by and between The Immune Response Corporation and XOMA (US) LLC (with certain confidential information deleted) (Exhibit 10.23B)[14]

10.26

Collaboration Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.1)[15]

10.26A

Amendment to Collaboration Agreement, dated as of April 14, 1999, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.5)[16]

10.26B

Amended and Restated Collaboration Agreement, dated March 31, 2003, by and between XOMA (US) LLC and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[24]

10.26C

Second Amended and Restated Collaboration Agreement dated January 12, 2005 by and between XOMA (US) LLC and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)

10.27

Common Stock and Convertible Note Purchase Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.2)[17]

10.27A	Amendment to Common Stock and Convertible Note Purchase Agreement, dated as of April 14, 1999, between XOMA Ltd. and Genentech, Inc. (Exhibit 10.6)[16]

Exhibit Number

10.28

Convertible Subordinated Note Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.3)[17]

10.28A

Amendment to Convertible Subordinated Note Agreement, dated as of June 13, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.4)[17]

10.28B

Second Amendment to Convertible Subordinated Note Agreement, dated as of April 14, 1999, between the XOMA Ltd. and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.7)[16]

10.28C	Amended and Restated Convertible Secured Note Agreement (Development Loan), dated as of March 31, 2003 (Exhibit 3)[24]

10.28D	Secured Note Agreement (Commercial Launch Loan), dated as of March 31, 2003 (Exhibit 4)[24]

10.28E	Security Agreement, dated as of March 31, 2003, by and between XOMA Ltd. and Genentech, Inc. (Exhibit 5)[24]

10.28F	Registration Rights Agreement, dated as of March 31, 2003, by and between XOMA Ltd. and Genentech, Inc. (Exhibit 6)[24]

10.29

License Agreement between Incyte Pharmaceuticals, Inc. and XOMA Corporation effective as of July 9, 1998, (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 1)[4]

10.29A

Amendment No. 1 to License Agreement by and among Incyte Corporation, XOMA Technology Limited and XOMA Ireland Limited effective as of November 10, 2004, (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)[33]

10.30	Registration Rights Agreement dated as of July 9, 1998, by and among the Company and Incyte Pharmaceuticals, Inc. (Exhibit 3)[4]

10.31	Form of Subscription Agreement, dated as of January 28, 1999, by and between XOMA Ltd. and the purchasers of Common Shares in the January 1999 Private Placement (Exhibit 2)[5]

10.32	Form of Registration Rights Agreement, dated as of January 28, 1999, by and between XOMA Ltd. and the purchasers of Common Shares in the January 1999 Private Placement (Exhibit 3)[5]

10.33	Form of Escrow Agreement, dated as of January 28, 1999, by and between XOMA Ltd., Brian W. Pusch, as Escrow Agent and the purchasers of Common Shares in the January 1999 Private Placement (Exhibit 4)[5]

10.34

License Agreement dated as of January 25, 2000, between XOMA Ireland Limited and Baxter Healthcare Corporation (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[18]

10.34A	Letter Agreement, dated June 30, 2003, terminating the License Agreement, dated as of January 25, 2000, between XOMA Ireland Limited and Baxter Healthcare Corporation (Exhibit 10.3)[26]

Exhibit Number

10.35

Supply and Development Agreement dated as of January 25, 2000, between XOMA (US) LLC and Baxter Healthcare Corporation (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3)[18]

10.35A	Letter Agreement, dated June 30, 2003, terminating the Supply Agreement effective as of January 25, 2000, between XOMA (US) LLC and Baxter Healthcare Corporation (Exhibit 10.4)[26]

10.36	Form of Subscription Agreement, dated as of February 8, 2000, by and between XOMA Ltd. and the purchasers of Common Shares in the February 2000 Private Placement (Exhibit 2)[7]

10.37	Form of Registration Rights Agreement, dated as of February 11, 2000, by and between XOMA Ltd. and the purchasers of Common Shares in February 2000 Private Placement (Exhibit 3)[7]

10.38	Form of Registration Rights Agreement, dated as of February 11, 2000, by and between XOMA Ltd. and the placement agents in the February 2000 private placement (Exhibit 5)[7]

10.39

Process Development and Manufacturing Agreement, dated as of January 29, 2001, between XOMA (US) LLC and Onyx Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[19]

10.39A

Amendment #1 to the Process Development and Manufacturing Agreement, dated as April 15, 2002, between XOMA (US) LLC and Onyx Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 39A)[20]

10.40

Development and License Agreement, dated November 26, 2001, by and among XOMA (US) LLC, XOMA Ireland Limited and Millennium Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[21]

10.40A

Omnibus Agreement dated as of October 8, 2004 by and among XOMA (US) LLC, XOMA Ireland Limited and Millennium Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)[31]

10.41

Investment Agreement, dated as of November 26, 2001, by and among XOMA, Millennium Pharmaceuticals, Inc. and mHoldings Trust (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3)[21]

10.41A	Letter Agreement, dated May 16, 2003, by and among XOMA Ltd., Millennium Pharmaceuticals, Inc. and mHoldings Trust (Exhibit 6)[25]

10.41B	Letter Agreement, dated February 24, 2004, by and between XOMA Ltd. and Millennium Pharmaceuticals, Inc. (Exhibit 8)[29]

10.42

Convertible Subordinated Promissory Note dated November 26, 2001, (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 4)[21]

10.42A	Amendment No. 1 to Convertible Subordinated Promissory Note dated November 5, 2002 (Exhibit 10.3A)[22]

Exhibit Number

10.43

Registration Rights Agreement dated as of November 26, 2001, by and among XOMA, Millennium Pharmaceuticals, Inc. and mHoldings Trust (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 5)[21]

10.44

License Agreement by and between XOMA Ireland Limited and MorphoSys AG, dated as of February 1, 2002, (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.43)[23]

10.45

License Agreement by and between XOMA Ireland Limited and DYAX Corp., dated as of October 16, 2002, (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.45)[3]

10.46

License Agreement by and between XOMA Ireland Limited and Cambridge Antibody Technology Limited, dated as of December 22, 2002, (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.46)[3]

10.47

Co-Development and Co-Commercialization Agreement, dated as of December 17, 2003, by and between Alexion Pharmaceuticals, Inc. and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[27]

10.48

License Agreement, dated as of December 29, 2003, by and between Diversa Corporation and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[28]

10.49

Agreement, dated February 27, 2004, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.50)[30]

10.50

Collaboration Agreement, dated as of September 23, 2004, by and between Aphton Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)[32]

10.51

License Agreement by and between Zephyr Sciences Inc. and XOMA Ireland Limited effective as of November 10, 2004, (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)[33]

10.52	Registration Rights Agreement dated as of February 7, 2005, between XOMA Ltd. and J.P. Morgan Securities Inc. on behalf of the initial purchasers (Exhibit 4.2)[8]

10.53

Agreement dated March 8, 2005, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

Exhibit Number

31.1	Certification of John L. Castello, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Peter B. Davis, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of John L. Castello, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Peter B. Davis, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated March 14, 2005, furnished herewith

Footnotes

1.	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated September 19, 2003 filed September 24, 2003.
2.	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-4 filed November 17, 1998, as amended.
3.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
4.	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated July 9, 1998 filed July 16, 1998.
5.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 on Form 8-K/A dated January 28, 1999 filed February 18, 1999, as amended.
6.	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated July 23, 1999 filed July 26, 1999.
7.	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated February 11, 2000 filed February 14, 2000.
8.	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated February 7, 2004 filed February 8, 2004.
9.	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-8 filed August 28, 2003.
10.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended.
11.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
12.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
13.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
14.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
15.	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
16.	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.
17.	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-3 filed June 28, 1996.
18.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 2 to Current Report on Form 8-K/A dated and filed March 9, 2000.
19.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 on Form 8-K/A dated and filed February 13, 2001.
20.	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.
21.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated and filed December 13, 2001 as amended by Amendment No. 2 to Current Report on Form 8-K/A dated and filed October 24, 2002.
22.	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-3 filed November 6, 2002.
23.	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, dated and filed on December 12, 2002.
24.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Form 8-K/A, dated March 31, 2003 filed April 18, 2003.

25.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 3 on Form 8-K/A, dated November 26, 2001 filed May 21, 2003.
26.	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.
27.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 2 on Form 8-K/A dated December 18, 2003 filed March 19, 2004.
28.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 2 on Form 8-K/A dated January 6, 2004 filed March 19, 2004.
29.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 4 on Form 8-K/A dated November 26, 2001 filed February 24, 2004.
30.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
31.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 6 on Form 8-K/A dated November 26, 2001 filed October 20, 2004.
32.	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated September 23, 2004 filed October 26, 2004.
33.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 on Form 8-K/A dated November 10, 2004 filed November 30, 2004.

