Form 10-Q
period 2005-03-31
XOMA LTD /DE/
filed 2005-05-09
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2005
Common shares US$.0005 par value	86,252,640

XOMA Ltd.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$61,679	$23,808
Short-term investments	—	511
Receivables	1,375	707
Related party receivables	165	167
Prepaid expenses	1,957	1,414

Total current assets	65,176	26,607
Property and equipment, net	18,496	19,306
Related party receivables – long-term	171	188
Deposits and other	3,272	159

Total assets	$87,115	$46,260

LIABILITIES AND SHAREHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$1,331	$1,919
Accrued liabilities	11,203	19,331
Notes payable	—	116
Capital lease obligations	156	237
Deferred revenue	2,000	2,000

Total current liabilities	14,690	23,603
Deferred revenue – long-term	5,883	6,333
Convertible debt – long-term	60,000	—
Interest bearing obligation – long-term	—	40,934

Total liabilities	80,573	70,870

Commitments and contingencies

Shareholders’ equity (net capital deficiency):
Preference shares, $.05 par value, 1,000,000 shares authorized
Series A, 135,000 designated, no shares issued and outstanding	—	—
Series B, 8,000 designated, 2,959 shares issued and outstanding; aggregate liquidation preference of $29.6 million	1	1
Common shares, $.0005 par value, 135,000,000 shares authorized, 86,252,640 and 85,587,174 shares outstanding at March 31, 2005 and December 31, 2004, respectively	43	43
Additional paid-in capital	654,889	653,537
Accumulated comprehensive income	—	280
Accumulated deficit	(648,391)	(678,471)

Total shareholders’ equity (net capital deficiency)	6,542	(24,610)

Total liabilities and shareholders’ equity (net capital deficiency)	$87,115	$46,260

See accompanying notes to condensed consolidated financial statements.

X OMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenues:
License and collaborative fees	$525	$155
Contract revenue	1,259	—
Royalties	1,209	15

Total revenues	2,993	170

Operating costs and expenses:
Research and development (including contract related of $810 and $0, respectively)	10,002	13,015
General and administrative	3,751	3,935
Collaboration arrangement	—	3,238

Total operating costs and expenses	13,753	20,188

Loss from operations	(10,760)	(20,018)
Other income (expense):
Investment and interest income	569	194
Interest expense	(661)	(340)
Other income (expense)	40,932	(4)

Net income (loss)	$30,080	$(20,168)

Basic net income (loss) per common share	$0.35	$(0.24)

Diluted net income (loss) per common share	$0.28	$(0.24)

Shares used in computing basic net income (loss) per common share	85,745	84,171

Shares used in computing diluted net income (loss) per common share	108,461	84,171

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$30,080	$(20,168)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,105	1,083
Common shares contribution to 401(k) and management incentive plans	1,291	906
Accrued interest on convertible notes and other interest bearing obligations	574	305
Amortization of debt issuance costs	80	—
Gain on extinguishment of long-term debt	(40,935)	—
Loss on disposal of property and equipment	1	2
Gain on sale of investments	(271)	—
Changes in assets and liabilities:
Receivables and related party receivables	(649)	10,521
Prepaid expenses	(60)	135
Deposits and other	(297)	(1)
Accounts payable	(588)	(2,798)
Accrued liabilities	(8,702)	2,268
Deferred revenue	(450)	4,970

Net cash used in operating activities	(18,821)	(2,777)

Cash flows from investing activities:
Proceeds from sale of short-term investments	502	—
Purchase of property and equipment	(296)	(729)

Net cash provided by (used in) investing activities	206	(729)

Cash flows from financing activities:
Principal payments of short-term loan	(115)	(3,014)
Payments under capital lease obligations	(81)	(153)
Proceeds from issuance of convertible notes	56,621	—
Proceeds from issuance of common shares	61	399

Net cash provided by (used in) financing activities	56,486	(2,768)

Net increase (decrease) in cash and cash equivalents	37,871	(6,274)
Cash and cash equivalents at the beginning of the period	23,808	84,812

Cash and cash equivalents at the end of the period	$61,679	$78,538

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

XOMA Ltd. (“XOMA” or the “Company”), a Bermuda company, is a biopharmaceutical company that develops for commercialization antibodies and other genetically-engineered protein products to treat immunological and inflammatory disorders, cancer and infectious diseases. The Company’s products are presently in various stages of development and most are subject to regulatory approval before they can be introduced commercially. The Company has an interest in one approved product, RAPTIVA®, which is marketed in the United States, Europe and elsewhere, for the treatment of moderate-to-severe plaque psoriasis under a royalty agreement with Genentech, Inc. (“Genentech”). XOMA’s pipeline includes both proprietary products and collaborative programs at various stages of preclinical and clinical development.

Basis of Presentation

The condensed consolidated financial statements include the accounts of XOMA and its subsidiaries. All significant intercompany accounts and transactions were eliminated during consolidation. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2005, the consolidated results of the Company’s operations for the three months ended March 31, 2005 and 2004, and the Company’s cash flows for the three months then ended. The condensed consolidated balance sheet amounts at December 31, 2004, have been derived from audited consolidated financial statements. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

Critical Accounting Policies

The Company believes that there have been no significant changes in its critical accounting policies during the three months ended March 31, 2005, as compared with those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.

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

Concentration of Risk

Cash, cash equivalents, short-term investments and accounts receivable are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains money market funds and short-term investments that bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three months ended March 31, 2005, three customers represented 66%, 17% and 15% of total revenues and, as of March 31, 2005, one of these customers had outstanding receivables of $0.5 million. For the three months ended March 31, 2004, three customers represented 59%, 18% and 15% of total revenues and, as of March 31, 2004, there were no billed or unbilled receivables outstanding from these customers.

Share-Based Compensation

In accordance with the provisions of the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123,” the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and to adopt the

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

“disclosure only” alternative described in SFAS 123. Under APB 25, if the exercise price of the Company’s employee share options equals or exceeds the fair market value on the date of the grant or the fair value of the underlying shares on the date of the grant as determined by the Company’s Board of Directors, no compensation expense is recognized. Accordingly, the financial statements reflect amortization of compensation resulting from options granted at exercise prices which were below market price at the grant date. Had compensation cost for the Company’s share-based compensation plans been based on the fair value method at the grant dates for awards under these plans consistent with the provisions of SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below for the three months ended March 31, 2005 and 2004 (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004
Net income (loss) – as reported	$30,080	$(20,168)
Deduct:
Total share-based employee compensation expense determined under fair value method	(438)	(811)

Pro forma net income (loss)	$29,642	$(20,979)

Income (loss) per share:
Basic – as reported	$0.35	$(0.24)
Basic – pro forma	$0.35	$(0.25)
Diluted – as reported	$0.28	$(0.24)
Diluted – pro forma	$0.28	$(0.25)

The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the periods indicated below:

	Three months ended March 31,
	2005	2004
Dividend yield	0%	0%
Expected volatility	84%	79%
Risk-free interest rate	4.15%	1.17%
Expected life	4.3 years	4.0 years

Comprehensive Income (Loss)

Unrealized gains or losses on the Company’s available-for-sale securities are included in other comprehensive income (loss). Comprehensive income (loss) and its components for the three months ended March 31, 2005 and 2004, are as follows (in thousands):

	Three months ended March 31,
	2005	2004
Net income (loss)	$30,080	$(20,168)
Unrealized gain (loss) on securities available-for-sale	(280)	32

Comprehensive income (loss)	$29,800	$(20,136)

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is based on the weighted average number of common shares and other dilutive securities outstanding during the period, provided that including these dilutive securities does not increase (decrease) the net income (loss) per share.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following dilutive outstanding securities were considered in the computation of diluted net income per share. Those that are antidilutive were not included in the computation of diluted net income (loss) per share (in thousands):

	March 31,
	2005	2004
Options for common shares	5,718	6,269
Warrants for common shares	125	525
Convertible preference shares, notes, debentures and related interest, as if converted	38,827	4,865

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share (in thousands):

	March 31,
	2005	2004
Numerator
Net income (loss)	$30,080	$(20,168)
Interest on convertible long-term debt	654	—

Net income used for diluted net income (loss) per share	$30,734	$(20,168)

Denominator
Weighted average shares outstanding used for basic net income (loss) per share	85,745	84,171
Effect of dilutive stock options	48	—
Effect of convertible preference shares	3,818	—
Effect of convertible long-term debt	18,850	—

Weighted-average shares outstanding and dilutive securities used for diluted net income (loss) per share	108,461	84,171

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Accrued collaboration arrangement	$3,302	$9,144
Accrued payroll costs	2,574	4,804
Accrued co-development, net	2,890	3,361
Accrued legal fees	1,028	1,176
Accrued interest	574	—
Accrued clinical trial costs	192	214
Other	643	632

Total	$11,203	$19,331

Recent Accounting Pronouncements

In December of 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. XOMA is required to adopt SFAS 123R in the year beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company’s Board of Directors approved the acceleration of the vesting of all outstanding employee share options with an exercise price greater than $3.00 per share, effective April 15, 2005.

2.	COLLABORATIVE AND OTHER ARRANGEMENTS

In January of 2005, the Company announced a restructuring of its arrangement with Genentech on RAPTIVA®. Under the restructured arrangement, effective January 1, 2005, XOMA will be entitled to receive mid-single digit royalties on worldwide sales of RAPTIVA®. The previous cost and profit sharing arrangement for RAPTIVA® in the United States was discontinued, and Genentech will be responsible for all operating and development costs associated with the product. Genentech may elect and XOMA may agree to provide further clinical trial or other development services at Genentech’s expense. In addition, XOMA’s obligation to pay its outstanding balance to Genentech of $40.9 million under a development loan was extinguished. In 2004, XOMA recorded collaboration arrangement expense of $16.4 million, incurred an additional $3.9 million of RAPTIVA® costs included in its research and development expenses, and recorded $1.0 million in interest expense related to the development loan. In the first quarter of 2005, the Company recorded a one-time credit to other income of $40.9 million related to the extinguishment of the loan obligation.

In March of 2005, the Company was awarded a $15.0 million contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (NIH), to develop three anti-botulinum neurotoxin monoclonal antibody therapeutics. The contract work will be performed over an eighteen month period and will be 100% funded with Federal funds from NIAID under Contract No. HHSN266200500004C. The Company is recognizing revenue over the life of the contract as the services are performed and, as per the terms of the contract, a 10% retention on all revenue is being deferred until completion of the contract.

3.	CONVERTIBLE DEBT

In February of 2005, XOMA issued $60.0 million of 6.5% convertible senior notes due February 1, 2012. The notes are initially convertible into approximately 32 million common shares at a conversion rate of 533.4756 of XOMA common shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $1.87 per common share. Before February 6, 2008, the Company may not redeem the notes. On or after February 6, 2008, the Company may redeem any or all of the notes at 100% of the principal amount, plus accrued and unpaid interest, if its common shares trade at 150% of the conversion price then in effect for 20 trading days in a 30 consecutive trading day period. Holders of the notes may require XOMA to repurchase some or all of the notes for cash at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest following a fundamental change as defined in the indenture governing the notes. In addition, following certain fundamental changes, the Company will increase the conversion rate up to 50 common shares per $1,000 principal amount of notes which would increase the number of shares into which the notes are convertible by up to 3 million common shares or, in lieu thereof, it may, in certain circumstances, elect to adjust the conversion rate and related conversion obligation so that the notes are convertible into shares of the acquiring, continuing or surviving company.

The notes were issued, to the initial purchasers, for net proceeds of $56.6 million. The issuance costs of approximately $3.4 million are being amortized on a straight-line basis over the 84 month life of the notes.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	RESTRUCTURING CHARGES

During the quarter ended March 31, 2005, the Company restructured its clinical organization to a level needed to support its current clinical activity. As a result of the restructuring, the Company recorded charges of $461,000 for severance and related benefits of which $330,000 remained outstanding at March 31, 2005. These charges are included in research and development expenses.

(in thousands)	Severance and Related Benefits
Total restructuring charges	$461
Amount paid	(131)

Accrued restructuring liabilities at March 31, 2005	$330

5.	LEGAL PROCEEDINGS

In November of 2004, a complaint was filed in the United States District Court, Northern District of California, in a lawsuit captioned Physicians Executive Business Corp. v. XOMA Ltd., et al., No. C 04 4878, by an investor in XOMA’s common shares. The complaint asserts claims for alleged fraud and negligent misrepresentation relating to events preceding the announcement of Phase II trial results for XMP.629 in August of 2004. The complaint seeks unspecified compensatory damages. XOMA filed a motion to dismiss the complaint and that motion was granted with leave to amend on April 27, 2005. Plaintiff has until May 20, 2005, to file an amended complaint. The Company intends to continue to vigorously defend against this lawsuit.

In April of 2005, a complaint was filed in the Circuit Court of Cook County, Illinois, in a lawsuit captioned Hanna v. Genentech, Inc. and XOMA (US) LLC, No. 2005L00438B, by an alleged participant in one of the clinical trials of RAPTIVA®. The complaint asserts claims for alleged strict product liability and negligence against Genentech and XOMA based on injuries alleged to have occurred as a result of plaintiff’s treatment in the clinical trial. The complaint seeks unspecified compensatory damages alleged to be in excess of $100,000. Given that this lawsuit was filed only recently, the Company has not yet fully assessed its merits; however, it intends to vigorously investigate and pursue available defenses.

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

Results of Operations

Revenues

Revenues for the three months ended March 31, 2005, were $3.0 million compared with $0.2 million for the three months ended March 31, 2004.

License and collaborative fees revenues were $0.5 million for the three months ended March 31, 2005, compared with $0.2 million for the three months ended March 31, 2004. These revenues include upfront and milestone payments related to the outlicensing of our products and technologies and other collaborative arrangements. The increase of $0.3 million resulted primarily from amortization of the $10.0 million in upfront payments received from our oncology collaboration with Chiron Corporation (“Chiron”), which is being recognized as revenue over the five year expected term of the agreement. The amortization of this payment began in the second quarter of 2004.

Contract revenues were $1.3 million for the three months ended March 31, 2005, compared with zero for the three months ended March 31, 2004. The increase resulted primarily from clinical trial services performed on behalf of Genentech, Inc. (“Genentech”) and contract manufacturing services performed under the National Institute of Allergy and Infectious Diseases (“NIAID”) contract entered into in March of 2005, to develop three anti-botulinum neurotoxin monoclonal antibody therapeutics. The contract work will be performed over an eighteen month period and will be 100% funded with Federal funds from NIAID under Contract No. HHSN266200500004C. We are recognizing revenue over the life of the contract as the services are performed and, as per the terms of the contract, a 10% retention on all revenue is being deferred until completion of the contract.

Royalties were $1.2 million for the three months ended March 31, 2005, compared with zero for the three months ended March 31, 2004. The increase resulted primarily from RAPTIVA® royalties earned under our restructured arrangement with Genentech. Beginning on January 1, 2005, we are earning a mid-single digit royalty on worldwide sales of RAPTIVA®.

Research and development expenses consist of direct and research-related allocated overhead costs such as salaries and related personnel costs, facilities costs, patent costs and material and supply costs in addition to costs related to clinical trials to validate our testing processes and procedures and related overhead expenses. Research and development expenses consist of independent research and development and costs associated with collaborative research and development arrangements as well as contract research and development arrangements. Research and development expenses for the three months ended March 31, 2005, were $10.0 million compared with $13.0 million for the same period of 2004, a decrease of 23%. This decrease reflected increased spending on our Chiron oncology collaboration and our anti-gastrin antibody collaboration with Aphton Corporation (“Aphton”), which was more than offset by decreases in spending on MLN2222, XMP.629, RAPTIVA®, TPO mimetic and new product research. Additionally, during the quarter ended March 31, 2005, research and development expenses included $0.5 million in costs for severance and benefits related to the restructuring of our clinical organization. This area was restructured to a level needed to support our current clinical activity.

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

	Three Months Ended March 31,
	2005	2004
Earlier stage programs	$8,632	$6,703
Later stage programs	1,370	6,312

Total	$10,002	$13,015

Our research and development activities can be divided into those related to our internal projects and external projects related to collaborative arrangements and research and development service contracts. The costs related to internal projects versus external projects approximate the following (in thousands):

	Three Months Ended March 31,
	2005	2004
Internal projects	$6,293	$8,621
External projects	3,709	4,394

Total	$10,002	$13,015

For the three months ended March 31, 2005, one development program (Chiron) accounted for more than 20% but less than 30% and no development program accounted for more than 30% of our total research and development expenses. For the three months ended March 31, 2004, three development programs (MLN2222, XMP.629 and RAPTIVA®) each individually accounted for more than 10% but less than 20% and no development program accounted for more than 20% of our total research and development expenses.

General and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. General and administrative expenses for the three months ended March 31, 2005, were $3.8 million compared with $3.9 million for the three months ended March 31, 2004.

Collaborative arrangement expenses, which related exclusively to RAPTIVA® were zero and $3.2 million for the three months ended March 31, 2005 and 2004, respectively. The 2004 amount reflects our 25% share of commercialization costs for RAPTIVA® in excess of Genentech’s revenues less cost of goods sold and research and development cost sharing adjustments. Because of the restructuring of our arrangement with Genentech, which was effective January 1, 2005, we are no longer responsible for a share of operating costs or R&D expenses, but rather we are entitled to receive royalties on worldwide sales. Genentech will be responsible for all development costs and, to the extent that we provide further clinical trial support or other development services for RAPTIVA®, we will be compensated by Genentech.

(in thousands)	Three Months Ended March 31, 2004
Net collaborative loss before R&D expense	$(3,825)
R&D co-development benefit (charge)	587

Total collaboration arrangement expense	$(3,238)

Investment and interest income for the three months ended March 31, 2005, was $0.6 million compared with $0.2 million for the same period of 2004. The $0.4 million increase resulted primarily from the gain on the sale of our remaining short-term investments and increased interest rates.

Interest expense for the three months ended March 31, 2005, was $0.7 million compared with $0.3 million for the same period of 2004. The $0.4 million increase in 2005 compared with 2004 resulted primarily from the interest incurred on our $60.0 million in convertible notes issued in February of 2005 partially offset by a reduction in interest as a result of the repayment of our Genentech and Millennium Pharmaceuticals, Inc. (“Millennium”) convertible notes which were outstanding in 2004.

Other income for the three months ended March 31, 2005, was $40.9 million compared with zero for the three months ended March 31, 2004. The 2005 amount reflects the one-time credit related to the extinguishment of the Genentech development loan that was outstanding at December 31, 2004, as a result of the restructuring of the Genentech agreement, which was announced in January of 2005.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at March 31, 2005, was $61.7 million compared with $24.3 million at December 31, 2004. This $37.4 million increase primarily reflects cash from our February financing of $56.6 million partially offset by cash used in operation of $18.8 million.

Net cash used in operating activities was $18.8 million for the three months ended March 31, 2005, compared with $2.8 million for the three months ended March 31, 2004. Net cash used in operating activities for the three months ended March 31, 2005, resulted primarily from a net income of $30.1 million, depreciation and amortization of $1.1 million, common shares issued under employee 401(k) and management incentive plans of $1.3 million and accrued interest on convertible notes of $0.6 million more than offset by the gain on extinguishment of long-term debt of $40.9 million, the gain on sale of investments of $0.3 million and a net decrease in assets and liabilities of $10.7 million. Net cash used in operating activities for the three months ended March 31, 2004, resulted primarily from a net loss of $20.2 million partially offset by depreciation and amortization of $1.1 million, common shares issued under employee 401(k) and management incentive plans of $0.9 million, accrued interest on convertible notes of $0.3 million and a net increase in assets and liabilities of $15.1 million.

Net cash provided by investing activities for the three months ended March 31, 2005, was $0.2 million compared with cash used in investing activities of $0.7 million for the three months ended March 31, 2004. The $0.9 million increase in 2005 compared with 2004 reflected $0.5 million in proceeds from the sale of our short-term securities and a $0.4 million decrease in purchases of property and equipment.

Net cash provided by financing activities was $56.5 million for the three months ended March 31, 2005, compared with cash used in financing activities of $2.8 million for the three months ended March 31, 2004. Financing activities for the first three months of 2005 consisted of an issuance of convertible senior notes for net proceeds of $56.6 million and $0.1 million in proceeds from the issuance of common shares partially offset with capital lease payments of $0.1 million and payments of short-term loan obligations of $0.1 million. Financing activities for the first three months of 2004 consisted of a $3.0 million payment on our short-term loan obligation and $0.2 million in capital lease payments partially offset by $0.4 million in proceeds from the issuance of common shares.

In February of 2005, we issued $60.0 million of 6.5% convertible senior notes due February 1, 2012. The notes are initially convertible into approximately 32 million common shares at a conversion rate of 533.4756 of XOMA common shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $1.87 per common share. Before February 6, 2008, we may not redeem the notes. On or after February 6, 2008, we may redeem any or all of the notes at 100% of the principal amount, plus accrued and unpaid interest, if our common shares trade at 150% of the conversion price then in effect for 20 trading days in a 30 consecutive trading day period. Holders of the notes may require us to repurchase some or all of the notes for cash at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest following a fundamental change as defined in the indenture governing the notes. In addition, following certain fundamental changes, we will increase the conversion rate up to 50 common shares per $1,000 principal amount of notes which would increase the number of shares into which the notes are convertible by up to 3 million common shares or, in lieu thereof, it may, in certain circumstances, elect to adjust the conversion rate and related conversion obligation so that the notes are convertible into shares of the acquiring, continuing or surviving company.

The notes were issued, to the initial purchasers, for net proceeds of $56.6 million. The issuance costs of approximately $3.4 million are being amortized on a straight-line basis over the 84 month life of the notes.

Our cash, cash equivalents and short-term investments are expected to decrease through 2005 with the use of cash to fund ongoing operations.

Based on current spending levels, anticipated revenues, partner funding, remaining net proceeds received from our last underwritten public offering, and proceeds from our convertible senior notes issued in February of 2005, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through at least 2008. Any significant revenue shortfalls or increases in planned spending on development programs or more rapid progress of development programs could shorten this period. Additional licensing arrangements or collaborations or otherwise entering into new equity or other financing arrangements could extend this period. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition and recognition of research and development expenses to be critical policies. We believe there have been no significant changes to our critical accounting policies since we filed our 2004 Annual

Report on Form 10-K with the Securities and Exchange Commission on March 15, 2005. For a description of our critical accounting policies, please refer to our 2004 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In December of 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R beginning January 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

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

Our Board of Directors approved the acceleration of the vesting of all outstanding employee share options with an exercise price greater than $3.00 per share, effective April 15, 2005.

Forward-Looking Information And Cautionary Factors That May Affect Future Results

Certain statements contained herein related to our potential for profitability, future sales of RAPTIVA®, the sufficiency of our cash resources, as well as other statements related to current plans for product development and existing and potential collaborative and licensing relationships, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, our ability to achieve profitability will depend on the success of the sales efforts for RAPTIVA®, revenues related to development services we provide, our ability to effectively anticipate and manage our expenditures and the availability of capital market and other financing; the sales efforts for RAPTIVA® may not be successful if Genentech or its partner, Serono, S.A. (“Serono”), fails to meet its commercialization goals, due to the strength of the competition, if physicians do not adopt the product as treatment for their patients or if remaining regulatory approvals are not obtained; and the period for which our cash resources are sufficient could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated, if anticipated revenues or cost sharing arrangements do not materialize, or if funds are not otherwise available on acceptable terms. These and other risks, including those related to the results of pre-clinical testing; the timing or results of pending and future clinical trials (including the design and progress of clinical trials; safety and efficacy of the products being tested; action, inaction or delay by the FDA, European or other regulators or their advisory bodies; and analysis or interpretation by, or submission to, these entities or others of scientific data); changes in the status of existing collaborative relationships; the ability of collaborators and other partners to meet their obligations; competition; market demand for products; scale-up and marketing capabilities; availability of additional licensing or collaboration opportunities; international operations; share price volatility; our financing needs and opportunities; uncertainties regarding the status of biotechnology patents; uncertainties as to the costs of protecting intellectual property; and risks associated with our status as a Bermuda company, are described in more detail in the remainder of this section.

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

Based on current spending levels, anticipated revenues, partner funding, remaining net proceeds received from our last underwritten public offering, and proceeds from our convertible senior notes issued in February of 2005, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through at least 2008. Any significant revenue shortfalls or increases in planned spending on development programs or more rapid progress of development programs could shorten this period. Additional licensing arrangements or collaborations or otherwise entering into new equity or other financing arrangements could extend this period. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. As a result, we do not know when or whether:

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

Our potential products will require significant additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy and expensive, often taking a number of years. As clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly. As a result, it is uncertain whether:

•	our future filings will be delayed,

•	our preclinical and clinical studies will be successful,

•	we will be successful in generating viable product candidates to targets,

•	we will be able to provide necessary additional data,

•	results of future clinical trials will justify further development, or

•	we will ultimately achieve regulatory approval for any of these products.

For example,

•	In 1996, in conjunction with Genentech, we began testing RAPTIVA® in patients with moderate-to-severe plaque psoriasis. In April of 2002, Genentech and we announced that a pharmacokinetic study conducted on RAPTIVA® comparing XOMA-produced material and Genentech-produced material did not achieve the pre-defined statistical definition of comparability, and the FDA requested that another Phase III study be completed before the filing of a Biologics License Application for RAPTIVA®, delaying the filing beyond the previously-planned time frame of the summer of 2002. In March of 2003, we announced completion of enrollment in a Phase II study of RAPTIVA® in patients suffering from rheumatoid arthritis. In May of 2003, Genentech and we announced our decision to terminate Phase II testing of RAPTIVA® in patients suffering from rheumatoid arthritis based on an evaluation by an independent Data Safety Monitoring Board that suggested no overall net clinical benefit in patients receiving the study drug. We also completed enrollment in a Phase II study of RAPTIVA® as a possible treatment for patients with psoriatic arthritis. In March of 2004, we announced that the study did not reach statistical significance.

•	In December of 1992, we began human testing of our NEUPREX® product, a genetically engineered fragment of a particular human protein, and licensed certain worldwide rights to Baxter Healthcare Corporation (“Baxter”) in January of 2000. In April of 2000, members of the FDA and representatives of XOMA and Baxter discussed results from the Phase III trial that tested NEUPREX® in pediatric patients with a potentially deadly bacterial infection called meningococcemia, and senior representatives of the FDA indicated that the data presented were not sufficient to support the filing of an application for marketing approval at that time.

•	In 2003, we completed two Phase I trials of XMP.629, a BPI-derived topical peptide compound targeting acne, evaluating the safety, skin irritation and pharmacokinetics. In January of 2004, we announced the initiation of Phase II clinical testing in patients with mild-to-moderate acne. In August of 2004, we announced the results of a Phase II trial with XMP.629 gel. The results were inconclusive in terms of clinical benefit of XMP.629 compared with vehicle gel.

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

Because All Of Our Products Are Still Being Developed, We Have Sustained Losses In The Past And We Expect To Sustain Losses In The Future.

We have experienced significant losses and, as of March 31, 2005, we had an accumulated deficit of $648.4 million.

For the three months ended March 31, 2005, as a result of the restructuring of our Genentech arrangement and subsequent extinguishment of our obligation to pay $40.9 million under a development loan and related one-time credit to other income, we had a net income of approximately $30.1 million or $0.35 per common share (basic) and $0.28 per common share (diluted). For the year ended December 31, 2004, we had a net loss of approximately $78.9 million, or $0.93 per common share (basic and diluted). We expect to incur additional losses in the future.

Our ability to achieve profitability is dependent in large part on the success of our development programs, obtaining regulatory approval for our products and entering into new agreements for product development, manufacturing and commercialization, all of which are uncertain. Our ability to fund our ongoing operations is dependent on the foregoing factors and on our ability to secure additional funds. Because all of our products are still being developed, we do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

Our Agreements With Third Parties, Many Of Which Are Significant To Our Business, Expose Us To Numerous Risks

Our financial resources and our marketing experience and expertise are limited. Consequently, our ability to successfully develop products depends, to a large extent, upon securing the financial resources and/or marketing capabilities of third parties.

•	In April of 1996, we entered into an agreement with Genentech whereby we agreed to co-develop Genentech’s humanized monoclonal antibody product RAPTIVA®. In April of 1999, March of 2003, and January of 2005, the companies amended the agreement. In October of 2003, RAPTIVA® was approved by the FDA for the treatment of adults with chronic moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy and, in September of 2004, Serono announced the product’s approval in the European Union. In January of 2005, we entered into a restructuring of our collaboration agreement with Genentech which ended our existing cost and profit sharing arrangement related to RAPTIVA® in the U.S. and entitles us to a royalty interest on worldwide net sales.

•	In November of 2001, we entered into a collaboration with Millennium to develop two of Millennium’s products for certain vascular inflammation indications. In October of 2003, we announced that we had discontinued one of these products, MLN2201. In December of 2003, we announced the initiation of Phase I testing on the other product, MLN2222.

•	In March of 2004, we announced we had agreed to collaborate with Chiron for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the agreement, the companies will jointly research, develop, and commercialize multiple antibody product candidates. In April of 2005, we announced the initiation of clinical testing of the first product candidate out of the collaboration, CHIR-12.12, an anti-CD40 antibody.

•	In September of 2004, we entered into a collaboration with Aphton for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies.

•	In October of 2004, we announced the licensing of our ING-1 product to Triton BioSystems, Inc. (“Triton”) for use with their TNT™ System.

•	In November of 2004, we announced the licensing of our BPI product platform, including our NEUPREX® product, to Zephyr Sciences, Inc. (“Zephyr”).

•	In March of 2005, we entered into a contract with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health, to produce three botulinum neurotoxin monoclonal antibodies designed to protect U.S. citizens against the harmful effects of biological agents used in bioterrorism.

Because our collaborators and licensees are independent third parties, they may be subject to different risks than we are and have significant discretion in determining the efforts and resources they will apply. If these collaborators and licensees do not successfully develop and market our products, we may not be able to do so on our own. We do not know whether Genentech, Millennium, Chiron, Aphton, Triton or Zephyr will successfully develop and market any of the products that are or may become the subject of one of our collaboration or licensing arrangements. In particular, each of these arrangements provides for either sharing of collaboration expenses, which means that not only we but our collaborators must have sufficient available funds for the collaborations to continue, or funding solely by our collaborators or licensees. In addition, our collaboration with Chiron provides for funding by it in the form of periodic loans, and we cannot be certain that Chiron will have the necessary funds available when these loans are to be made. Furthermore, our contract with NIAID contains numerous standard terms and conditions provided for in the applicable federal acquisition regulations and customary in many government contracts. Uncertainty exists as to whether we will be able to comply with these terms and conditions in a timely manner, if at all. In addition, given that this contract is our first with NIAID or any other governmental agency, we are uncertain as to the extent of NIAID’s demands and the flexibility that will be granted to us in meeting those demands.

Even when we have a collaborative relationship, other circumstances may prevent it from resulting in successful development of marketable products.

•	In January of 2000, we licensed the worldwide rights to all pharmaceutical compositions containing a particular human protein for treatment of meningococcemia and additional potential future human clinical indications to Baxter. In July of 2003, this arrangement was terminated, and the rights returned to us.

•	In January of 2001, we entered into a strategic process development and manufacturing alliance with Onyx Pharmaceuticals, Inc. (“Onyx”) to scale-up production to commercial volume of one of Onyx’s cancer products. In June of 2003, Onyx notified us that it was discontinuing development of the product and terminating the agreement so that it could focus on another of its anticancer compounds.

•

In December of 2003, we agreed to collaborate with Alexion Pharmaceuticals, Inc. (“Alexion”) for the development and commercialization of an antibody to treat chemotherapy-induced thrombocytopenia. The TPO mimetic antibody was designed to mimic the activity of human thrombopoietin, a naturally occurring protein responsible for platelet production.

In November of 2004, in conjunction with Alexion, we determined that the lead molecule in our TPO mimetic collaboration did not meet the criteria established in the program for continued development. In the first quarter of 2005, the companies determined not to continue with this development program and to terminate their collaboration.

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

As a biopharmaceutical company, we have experienced significant volatility in our common shares. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. From January 1, 2004 through May 3, 2005, our share price has ranged from a high of $7.71 to a low of $0.98. On May 3, 2005, the closing price of the common shares as reported on the Nasdaq National Market was $1.22 per share. Factors contributing to such volatility include, but are not limited to:

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

Without limiting the foregoing, we are aware that:

•	In April of 2004, Amgen Inc. and its partner Wyeth Pharmaceuticals, a division of Wyeth, announced that their rheumatoid arthritis and psoriatic arthritis drug, Enbrel®, had been approved by the FDA for the same psoriasis indication as RAPTIVA® and, in September of 2004, they announced that the product received approval in the European Union in this same indication;

•	Biogen Idec Inc. has been marketing Amevive® in the U.S. to treat the same psoriasis indication as RAPTIVA® and announced in October of 2004 that it had received approval in Canada;

•	Biogen Idec Inc. and Fumapharm AG have taken their psoriasis-treating pill, BG-12, through a Phase III trial in Germany in which, according to the companies, the product significantly reduced psoriasis symptoms in patients.

•	Centocor, Inc., a unit of Johnson & Johnson, has announced that it has tested its rheumatoid arthritis and Crohn’s disease drug, Remicade®, in psoriasis, showing clinical benefits, and that the European Commission has granted approval of Remicade®, in combination with methotrexate, to treat psoriatic arthritis, in the European Union;

•	Abbott Laboratories has presented data from a Phase II psoriasis trial showing clinical benefits of its rheumatoid arthritis drug Humira™;

•	Isotechnika, Inc. has begun a Canadian Phase III trial of ISA247, a trans-isomer of a cyclosporine analog, in 400 patients with moderate to severe psoriasis; and

•	other companies are developing monoclonal antibody or other products for treatment of inflammatory skin disorders.

It is possible that other companies may be developing other products based on the same human protein as our NEUPREX® product, and these products may prove to be more effective than NEUPREX®.

There are at least two competitors developing a complement inhibitor which may compete with MLN2222. Alexion and its partner Proctor & Gamble have initiated enrollment in a second Phase III trial of pexelizumab, a monoclonal antibody. This study is expected to enroll approximately 4,000 patients undergoing coronary artery bypass graft surgery. TP10 is a complement inhibitor developed by AVANT Immunotherapeutics Inc. (“AVANT”) for applications including the limitation of complement-mediated damage following surgery on cardiopulmonary by-pass. AVANT anticipates completing enrollment in the Phase IIb study in 200-300 women undergoing cardiac bypass surgery as soon as possible. AVANT is also working closely with its partner, Lonza Biologics plc, to complete process development and scale-up efforts in preparation for the production of Phase III clinical materials and the start of that trial by year-end 2005.

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

The Patent Office has issued approximately 76 patents to us related to our products based on human bactericidal/permeability-increasing protein, which we call BPI, including novel compositions, their manufacture, formulation, assay and use. In addition, we are the exclusive licensee of BPI-related patents and applications owned by NYU and Incyte. These patents and licenses are now licensed and sublicensed to Zephyr. The Patent Office has also issued nine patents to us related to our bacterial expression technology.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not invest in derivative financial instruments. By policy, we make our investments in high quality debt securities, limit the amount of credit exposure to any one issuer, limit duration by restricting the term of the instrument and hold investments to maturity except under rare circumstances.

In February of 2005, we issued $60.0 million of 6.5% convertible senior notes due in 2012.

The table below presents the amounts and related weighted interest rates of our cash equivalents in overnight funds and commercial paper at March 31, 2005 and December 31, 2004:

	Maturity	Fair Value (in thousands)	Average Interest Rate
March 31, 2005	Daily	$61,679	2.38%
December 31, 2004	Daily	$23,808	2.06%

ITEM 4.	CONTROLS AND PROCEDURES

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

In April of 2003, we implemented a new financial reporting system which represents a significant change in our internal controls. During our evaluation of internal controls conducted for the second quarter of 2003, special procedures were performed regarding the system conversion and implementation. We concluded that the system conversion and implementation was properly controlled to ensure accurate financial reporting. We are further enhancing internal financial controls and staffing consistent with the requirements of the Sarbanes-Oxley Act of 2002. Apart from this, there were no changes in our internal controls over financial reporting during 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial accounting.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of March 31, 2005, our internal control over financial reporting is effective based on those criteria.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In November of 2004, a complaint was filed in the United States District Court, Northern District of California, in a lawsuit captioned Physicians Executive Business Corp. v. XOMA Ltd., et al., No. C 04 4878, by an investor in our common shares. The complaint asserts claims for alleged fraud and negligent misrepresentation relating to events preceding the announcement of Phase II trial results for XMP.629 in August of 2004. The complaint seeks unspecified compensatory damages. We filed a motion to dismiss the complaint and that motion was granted with leave to amend on April 27, 2005. Plaintiff has until May 20, 2005, to file an amended complaint. We intend to continue to vigorously defend against this lawsuit.

In April of 2005, a complaint was filed in the Circuit Court of Cook County, Illinois, in a lawsuit captioned Hanna v. Genentech, Inc. and XOMA (US) LLC, No. 2005L00438B, by an alleged participant in one of the clinical trials of RAPTIVA®. The complaint asserts claims for alleged strict product liability and negligence against Genentech and us based on injuries alleged to have occurred as a result of plaintiff’s treatment in the clinical trial. The complaint seeks unspecified compensatory damages alleged to be in excess of $100,000. Given that this lawsuit was filed only recently, we have not yet fully assessed its merits; However, we intent to vigorously investigate and pursue available defenses.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale of $60.0 million principal amount of 6.5% Convertible Senior Notes

On February 7, 2005, we issued $60.0 million of 6.5% convertible senior notes due February 1, 2012 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are initially convertible into approximately 32 million common shares at a conversion rate of 533.4756 of our common shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $1.87 per common share. Before February 6, 2008, we may not redeem the notes. On or after February 6, 2008, we may redeem any or all of the notes at 100% of the principal amount, plus accrued and unpaid interest, if our common shares trade at 150% of the conversion price then in effect for 20 trading days in a 30 consecutive trading day period. Holders of the notes may require us to repurchase some or all of the notes for cash at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest following a fundamental change as defined in the indenture governing the notes. In addition, following certain fundamental changes, we will increase the conversion rate up to 50 common shares per $1,000 principal amount of notes which would increase the number of shares into which the notes are convertible by up to 3 million common shares or, in lieu thereof, we may, in certain circumstances, elect to adjust the conversion rate and related conversion obligation so that the notes are convertible into shares of the acquiring, continuing or surviving company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits:

10.11	Employment Agreement dated March 26, 2005, between XOMA (US) LLC and Patrick J. Scannon, M.D., Ph.D.

31.1	Certification of John L. Castello, Principal Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter D. Davis, Principal Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John L. Castello, Chief Executive Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Peter D. Davis, Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated May 9, 2005, furnished herewith.

XOMA Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Ltd.

Date: May 9, 2005	By:	/s/ JOHN L. CASTELLO
John L. Castello
Chairman of the Board, President and Chief Executive Officer

Date: May 9, 2005	By:	/s/ PETER D. DAVIS
Peter D. Davis
Vice President, Finance and Chief Financial Officer