Form 10-Q
period 2005-09-30
XOMA LTD /DE/
filed 2005-11-02
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2005
Common shares US$.0005 par value	86,294,010

XOMA Ltd.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$14,584	$23,808
Short-term investments	31,194	511
Receivables	4,366	707
Related party receivables	96	167
Prepaid expenses	2,022	1,414

Total current assets	52,262	26,607
Property and equipment, net	18,549	19,306
Related party receivables – long-term	130	188
Deposits and other	3,086	159

Total assets	$74,027	$46,260

LIABILITIES AND SHAREHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$2,454	$1,919
Accrued liabilities	5,789	19,331
Notes payable	—	116
Capital lease obligations	49	237
Deferred revenue	3,048	2,000

Total current liabilities	11,340	23,603
Deferred revenue – long-term	4,833	6,333
Convertible debt – long-term	60,000	—
Interest bearing obligation – long-term	8,844	40,934

Total liabilities	85,017	70,870
Commitments and contingencies
Shareholders’ equity (net capital deficiency):
Preference shares, $.05 par value, 1,000,000 shares authorized
Series A, 135,000 designated, no shares issued and outstanding	—	—
Series B, 8,000 designated, 2,959 shares issued and outstanding; aggregate liquidation preference of $29.6 million	1	1
Common shares, $.0005 par value, 210,000,000 shares authorized, 86,294,010 and 85,587,174 shares outstanding at September 30, 2005 and December 31, 2004, respectively	43	43
Additional paid-in capital	654,965	653,537
Accumulated comprehensive (loss) income	(32)	280
Accumulated deficit	(665,967)	(678,471)

Total shareholders’ equity (net capital deficiency)	(10,990)	(24,610)

Total liabilities and shareholders’ equity (net capital deficiency)	$74,027	$46,260

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
License and collaborative fees	$856	$530	$4,036	$1,442
Contract revenue	1,858	—	4,050	—
Royalties	1,712	29	4,492	65

Total revenues	4,426	559	12,578	1,507

Operating costs and expenses:
Research and development (including contract related of $956 and $2,741, respectively, for the three and nine months ended September 30, 2005, and zero for the same periods of 2004)	9,383	12,562	28,932	38,439
General and administrative	3,243	4,015	10,703	11,538
Collaboration arrangement	—	3,857	—	12,286

Total operating costs and expenses	12,626	20,434	39,635	62,263

Loss from operations	(8,200)	(19,875)	(27,057)	(60,756)
Other income (expense):
Investment and interest income	454	158	1,441	452
Interest expense	(1,236)	(307)	(3,014)	(925)
Other income (expense)	(10)	(119)	41,174	(125)

Income (loss) from operations before income taxes	(8,992)	(20,143)	12,544	(61,354)
Provision for income taxes	2	—	40	—

Net income (loss)	$(8,994)	$(20,143)	$12,504	$(61,354)

Basic net income (loss) per common share	$(0.10)	$(0.24)	$0.15	$(0.73)

Diluted net income (loss) per common share	$(0.10)	$(0.24)	$0.13	$(0.73)

Shares used in computing basic net income (loss) per common share	86,277	85,284	86,091	84,619

Shares used in computing diluted net income (loss) per common share	86,277	85,284	117,666	84,619

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$12,504	$(61,354)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,359	3,260
Common shares contribution to 401(k) and management incentive plans	1,304	906
Accrued interest on convertible notes and other interest bearing obligations	789	285
Amortization of debt issuance costs	328	—
Amortization of premiums and discounts	22	—
Gain on extinguishment of long-term debt	(40,935)	—
Loss on disposal of property and equipment	10	123
Gain on sale of investments	(286)	—
Changes in assets and liabilities:
Receivables and related party receivables	(3,530)	10,268
Prepaid expenses	(114)	(68)
Deposits and other	(298)	—
Accounts payable	535	(2,269)
Accrued liabilities	(14,331)	7,045
Deferred revenue	(452)	8,743

Net cash used in operating activities	(41,095)	(33,061)

Cash flows from investing activities:
Purchase of short-term investments	(37,780)	—
Proceeds from sales or maturities of short-term investments	7,049	—
Purchase of property and equipment	(2,612)	(2,521)

Net cash used in investing activities	(33,343)	(2,521)

Cash flows from financing activities:
Proceeds from short-term loan	—	508
Principal payments of short-term loan	(115)	(13,400)
Payments under capital lease obligations	(188)	(439)
Proceeds from issuance of long-term notes	8,844	—
Net proceeds from issuance of convertible notes	56,549	—
Principal payments of convertible notes	—	(5,000)
Proceeds from issuance of common shares	124	5,031

Net cash provided by (used in) financing activities	65,214	(13,300)

Net decrease in cash and cash equivalents	(9,224)	(48,882)
Cash and cash equivalents at the beginning of the period	23,808	84,812

Cash and cash equivalents at the end of the period	$14,584	$35,930

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

XOMA Ltd. (“XOMA” or the “Company”), a Bermuda company, is a biopharmaceutical company that discovers and develops antibody and other protein-based biopharmaceuticals, with a therapeutic focus on cancer, immune disorders and infectious diseases. The Company’s products are presently in various stages of development and are subject to regulatory approval before they can be introduced commercially. The Company has a royalty interest in one approved product, RAPTIVA®, which is marketed in the United States, Europe and elsewhere, for the treatment of moderate-to-severe plaque psoriasis under an agreement with Genentech, Inc. (“Genentech”). The Company’s pipeline includes both proprietary products and collaborative programs at various stages of preclinical and clinical development. In addition, XOMA’s fully integrated infrastructure allows the Company to offer process development and manufacturing services on a fee-for-service basis.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of September 30, 2005, the consolidated results of the Company’s operations for the three months and nine months ended September 30, 2005 and 2004, and the Company’s cash flows for the nine months then ended. The condensed consolidated balance sheet amounts at December 31, 2004, have been derived from audited consolidated financial statements. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

Critical Accounting Policies

The Company believes that there have been no significant changes in its critical accounting policies during the nine months ended September 30, 2005, as compared with those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.

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

Concentration of Risk

Cash, cash equivalents, short-term investments and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains money market funds and short-term investments that bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the nine months ended September 30, 2005, four customers represented 44%, 22%, 16% and 12% of total revenues and, as of September 30, 2005, two of these customers had outstanding receivables of $2.0 million and $1.9 million. For the nine months ended September 30, 2004, one customer represented 77% of total revenues and, as of September 30, 2004, there were no billed or unbilled receivables outstanding from this customer.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2005 presentation. Such reclassifications have not impacted previously reported total revenues, operating loss or net loss.

Share-Based Compensation

In accordance with the provisions of the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123,” the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and to adopt the “disclosure only” alternative described in SFAS 123. Under APB 25, if the exercise price of the Company’s employee share options equals or exceeds the fair market value on the date of the grant or the fair value of the underlying shares on the date of the grant as determined by the Company’s Board of Directors, no compensation expense is recognized. Accordingly, the financial statements reflect amortization of compensation resulting from options granted at exercise prices which were below market price at the grant date. Had compensation cost for the Company’s share-based compensation plans been based on the fair value method at the grant dates for awards under these plans consistent with the provisions of SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below for the three and nine months ended September 30, 2005 and 2004 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss) – as reported	$(8,994)	$(20,143)	$12,504	$(61,354)
Deduct:
Total share-based employee compensation expense determined under fair value method	(142)	(759)	(3,305)	(2,640)

Pro forma net income (loss)	$(9,136)	$(20,902)	$9,199	$(63,994)

Income (loss) per share:
Basic – as reported	$(0.10)	$(0.24)	$0.15	$(0.73)
Basic – pro forma	$(0.11)	$(0.25)	$0.11	$(0.76)
Diluted – as reported	$(0.10)	$(0.24)	$0.13	$(0.73)
Diluted – pro forma	$(0.11)	$(0.25)	$0.10	$(0.76)

The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the periods indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Dividend yield	0%	0%	0%	0%
Expected volatility	.81%	1.02%	.83%	.82%
Risk-free interest rate	4.01%	3.29%	4.09%	1.45%
Expected life	4.0 years	4.5 years	4.3 years	6.3 years

On April 15, 2005, with the approval of the Company’s Board of Directors, the Company accelerated the vesting of all outstanding employee share options with an exercise price greater than $3.00 per share. Because the exercise price of all the accelerated options exceeded the market price per share of the common shares as of the new measurement date, the acceleration had no impact on the Company’s earnings for the three and nine months ended September 30, 2005. The Company’s modification to its outstanding employee share options will allow expense recognized in future financial statements to better reflect the Company’s compensation strategies under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, and supercedes APB 25.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Comprehensive Income (Loss)

Unrealized gains or losses on the Company’s available-for-sale securities are included in other comprehensive income (loss). Comprehensive income (loss) and its components for the three and nine months ended September 30, 2005 and 2004, are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(8,994)	$(20,143)	$12,504	$(61,354)
Unrealized (loss) gain on securities available-for-sale	(32)	14	(312)	31

Comprehensive income (loss)	$(9,026)	$(20,129)	$12,192	$(61,323)

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

The following outstanding securities were considered in the computation of diluted net income per share. Those that are antidilutive were not included in the computation of diluted net income (loss) per share (in thousands):

	September 30,
	2005	2004
Options for common shares	5,392	5,959
Warrants for common shares	125	525
Convertible preference shares, notes, debentures and related interest, as if converted	38,827	3,818

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator
Net income (loss)	$(8,994)	$(20,143)	$12,504	$(61,354)
Interest on convertible long-term debt	—	—	2,863	—

Net income used for diluted net income (loss) per share	$(8,994)	$(20,143)	$15,367	$(61,354)

Denominator
Weighted average shares outstanding used for basic net income (loss) per share	86,277	85,284	86,091	84,619
Effect of dilutive stock options	—	—	86	—
Effect of convertible preference shares	—	—	3,818	—
Effect of convertible long-term debt	—	—	27,671	—

Weighted-average shares outstanding and dilutive securities used for diluted net income (loss) per share	86,277	85,284	117,666	84,619

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Accrued payroll costs	$3,431	$4,804
Accrued interest	789	—
Accrued collaboration arrangement	198	9,144
Accrued accounting fees	588	—
Accrued co-development, net	—	3,361
Accrued legal fees	496	1,176
Accrued clinical trial costs	15	214
Other	272	632

Total	$5,789	$19,331

Recent Accounting Pronouncements

In December of 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123 and supercedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. XOMA is required to adopt SFAS 123R in the year beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

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

In March of 2005, the Company was awarded a $15.0 million contract from the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (NIH), to develop three anti-botulinum neurotoxin monoclonal

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

antibody therapeutics. The contract work will be performed over an eighteen month period and will be 100% funded with Federal funds from NIAID under Contract No. HHSN266200500004C. The Company is recognizing revenue over the life of the contract as the services are performed and, as per the terms of the contract, a 10% retention on all revenue is being deferred and classified as a receivable until completion of the contract. For the three and nine months ended September 30, 2005, the Company recorded revenues of $1.8 and $2.8 million respectively.

In June of 2005, the Company announced that it granted Merck & Co., Inc. (“Merck”) a non-exclusive, worldwide license related to XOMA’s bacterial cell expression technology. XOMA received and recognized in full an undisclosed access fee, and will receive milestones in the aggregate amount of $850,000 and royalties on future sales of any products subject to this license. The agreement also provides an option for Merck to use XOMA’s bacterial cell expression technology to manufacture antibodies. Should Merck exercise this option, XOMA will receive an option fee, additional milestones in the aggregate amount of $850,000 and royalties.

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

In September of 2005, the Company announced that it had signed a letter agreement with Cubist Pharmaceuticals, Inc. (“Cubist”) to develop production processes and to manufacture a novel two-antibody biologic in quantities sufficient to conduct Phase III clinical trials.

3.	SECURED NOTE AGREEMENT

In May of 2005, the Company executed a secured note agreement with Chiron Corporation (“Chiron”). Under the note agreement, Chiron agreed to make semi-annual loans to the Company, to fund up to 75% of the Company’s research and development and commercialization costs under the collaboration arrangement, not to exceed $50.0 million in an aggregate principal amount. Any unpaid principal amount together with accrued and unpaid interest shall be due and payable in full on June 21, 2015, the tenth anniversary date of the advance date on which the first loan was made. Interest on the unpaid balance of the principal amount of each loan shall accrue at a floating rate per annum which was equal to 5.64% at September 30, 2005, and is payable semi-annually in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50.0 million. Loans under the note agreement are secured by the Company’s interest in its collaboration with Chiron, including its share of any profits arising therefrom. At September 30, 2005, the outstanding principal balance under this note agreement totaled $8.8 million.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The notes were issued, to the initial purchasers, for net proceeds of $56.6 million. The issuance costs of approximately $3.4 million are being amortized on a straight-line basis over the 84 month life of the notes, and are disclosed as part of deposits and other assets on the financial statement.

5.	RESTRUCTURING CHARGES

During the quarter ended March 31, 2005, the Company restructured its clinical organization to a level needed to support its current clinical activity. As a result of the restructuring, the Company recorded charges of $461,000 for severance and related benefits. During the quarter ended June 30, 2005, $22,000 of these charges were released. None of these charges remained outstanding at September 30, 2005. These charges are included in research and development expenses.

6.	LEGAL PROCEEDINGS

In April of 2005, a complaint was filed in the Circuit Court of Cook County, Illinois, in a lawsuit captioned Hanna v. Genentech, Inc. and XOMA (US) LLC, No. 2005004386, by a participant in one of the clinical studies for RAPTIVA®. The lawsuit was thereafter removed to the United States District Court, Northern District of Illinois, No. 05C 3251. The complaint asserts claims for alleged strict product liability and negligence against Genentech and XOMA based on injuries alleged to have occurred as a result of plaintiff’s treatment in the clinical trials. The complaint seeks unspecified compensatory damages alleged to be in excess of $100,000. Although the Company has not yet fully assessed the merits of this lawsuit, it intends to vigorously investigate and pursue available defenses. The Company does not believe that this matter, or the resolution of this matter, will have a material impact upon the Company’s future consolidated financial position or results of operations.

ITE M 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Revenues

Revenues for the three and nine months ended September 30, 2005, were $4.4 million and $12.6 million, respectively, compared with $0.6 million and $1.5 million for the same periods of 2004 .

License and collaborative fees revenues were $0.9 million and $4.0 million for the three and nine months ended September 30, 2005, compared with $0.5 million and $1.4 million for the three and nine months ended September 30, 2004 respectively. These revenues include amortization of upfront payments, milestone revenues and licensing revenues related to the outlicensing of our products and technologies and other collaborative arrangements. The increases of $0.4 million and $2.6 million resulted from various outlicensing agreements including Merck in the second quarter of 2005.

Contract revenues were $1.9 million and $4.1 million for the three and nine months ended September 30, 2005, respectively, compared with zero for the same periods of 2004. The increases resulted primarily from clinical trial services performed on behalf of Genentech and contract manufacturing services performed under the NIAID contract entered into in March of 2005 to develop three anti-botulinum neurotoxin monoclonal antibody therapeutics. The contract work will be performed over an eighteen month period and will be 100% funded with Federal funds from NIAID under Contract No. HHSN266200500004C. We are recognizing revenue over the life of the contract as the services are performed and, as per the terms of the contract, a 10% retention on all revenue is being deferred and classified as a long-term receivable until completion of the contract.

Royalties were $1.7 million and $4.5 million for the three and nine months ended September 30, 2005, compared with $29,000 and $65,000 for the three and nine months ended September 30, 2004, respectively. The increases resulted primarily from RAPTIVA® royalties earned under our restructured arrangement with Genentech. Beginning on January 1, 2005, we are earning a mid-single digit royalty on worldwide sales of RAPTIVA®.

Research and development expenses consist of direct and research-related allocated overhead costs such as salaries and related personnel costs, patents, materials and supplies in addition to costs related to clinical trials to validate our testing processes and procedures and related overhead expenses. Research and development expenses include independent research and development and costs associated with collaborative research and development as well as contract research and development arrangements. Research and development expenses for the three and nine months ended September 30, 2005, were $9.4 million and $28.9 million, respectively, compared with $12.6 million and $38.4 million for the same periods of 2004, a decrease of 25% and 25%, respectively. This decrease reflected decreases in spending on MLN2222, XMP.629, RAPTIVA®, TPO mimetic and new product research partially offset by increased spending on our oncology collaboration with Chiron, our NIAID contract, our anti-gastrin antibody collaboration with Aphton Corporation (“Aphton”) and our antibody collaboration with Lexicon. Additionally, research and development expenses included $0.4 million in costs for severance and benefits related to the first quarter 2005 restructuring of our clinical organization. This area was restructured to a level needed to support our current clinical activity.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Earlier stage programs	$7,647	$8,306	$21,680	$23,307
Later stage programs	1,736	4,256	7,252	15,132

Total	$9,383	$12,562	$28,932	$38,439

Our research and development activities can be divided into those related to our internal projects and external projects related to collaborative arrangements and research and development service contracts. The costs related to internal projects versus external projects approximate the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Internal projects	$5,496	$7,659	$17,625	$23,765
External projects	3,887	4,903	11,307	14,674

Total	$9,383	$12,562	$28,932	$38,439

For the three months ended September 30, 2005, one development program (Chiron) accounted for more than 40% but less than 50% and no development program accounted for more than 50% of our total research and development expenses. For the nine months ended September 30, 2005, one development program (Chiron) accounted for more than 30% but less than 40% and no development program accounted for more than 40% of our total research and development expenses. For the three and nine months ended September 30, 2004, two development programs (MLN2222 and XMP.629) each individually accounted for more than 10% but less than 20% and no development program accounted for more than 20% of our total research and development expenses.

General and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. General and administrative expenses for the three and nine months ended September 30, 2005, were $3.2 million and $10.7 million compared with $4.0 million and $11.5 million for the three and nine months ended September 30, 2004, respectively.

Collaborative arrangement expenses, which related exclusively to RAPTIVA®, were zero for the three and nine months ended September 30, 2005, compared with $3.9 and $12.3 million for the same periods in 2004, respectively. The 2004 amounts reflect our 25% share of commercialization costs for RAPTIVA® in excess of Genentech’s revenues less cost of goods sold and research and development cost sharing adjustments. Because of the restructuring of our arrangement with Genentech, which was effective January 1, 2005, we are no longer responsible for a share of operating costs or research and development expenses, but rather we are entitled to receive royalties on worldwide sales. Genentech will be responsible for all development costs and, to the extent that we provide further clinical trial support or other development services for RAPTIVA®, we will be compensated by Genentech. The prior year collaborative arrangement expenses are as follow (in thousands):

	Three Months Ended September 30, 2004	Nine months Ended September 30, 2004
Net collaborative loss before R&D expense	$(3,404)	$(11,851)
R&D co-development benefit (charge)	(504)	(486)
Royalties from international sales	51	51

Total collaboration arrangement expense	$(3,857)	$(12,286)

Investment and interest income for the three and nine months ended September 30, 2005, was $0.5 million and $1.4 million, respectively, compared with $0.2 million and $0.5 million for the same periods of 2004. The increases of $0.3 million and $0.9 million resulted primarily from increased interest rates and a higher cash, cash equivalents and investment balances. Additionally, the increase for the nine months ended September 30, 2005, includes a gain on the sale of our remaining short-term investments during the first quarter of 2005.

Interest expense for the three and nine months ended September 30, 2005 was $1.2 million and $3.0 million, respectively, compared with $0.3 million and $0.9 million for the same periods of 2004. The increases of $0.9 million and $2.1 million in 2005 compared with 2004 resulted primarily from the interest incurred on our $60.0 million aggregate principal amount of convertible senior notes issued in February of 2005, as well as the $8.8 million drawdown on our Chiron loan facility in June of 2005, partially offset by a reduction in interest as a result of the repayment of our Genentech and Millennium Pharmaceuticals, Inc. (“Millennium”) convertible notes which were outstanding in 2004.

Other income (expense) for the three and nine months ended September 30, 2005, was zero and $41.2 million, respectively, compared with $(0.1) million for the three and nine months ended September 30, 2004. The increase for the nine months ending September 30, 2005, reflects a one-time gain related to the extinguishment of the Genentech development loan that was outstanding at

December 31, 2004, as a result of the restructuring of the Genentech agreement, which was announced in January of 2005, and proceeds of $250,000 from the sale of our issued patents and patent applications related to gelonin and gelonin fusion technology to Research Development Foundation (“RDF”) in June of 2005.

Provision for income taxes for the three and nine months ended September 30, 2005 was $2,000 and $40,000, respectively, compared with zero for the comparable periods in 2004. The provision is related to activities of our foreign operations.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at September 30, 2005, was $45.8 million compared with $24.3 million at December 31, 2004. This $21.5 million increase primarily reflects cash from our February financing of $56.6 million and the June drawdown on our Chiron loan facility of $8.8 million offset by cash used in operations of $41.1 million and investing cash used in investing activities of $33.3 million.

Net cash used in operating activities was $41.1 million for the nine months ended September 30, 2005, compared with $33.1 million for the nine months ended September 30, 2004. Net cash used in operating activities for the nine months ended September 30, 2005, resulted primarily from net income of $12.5 million, depreciation and amortization of $3.4 million, common shares issued under employee 401(k) and management incentive plans of $1.3 million and accrued interest on convertible notes and other interest bearing obligations of $0.8 million, and amortization of debt issuance costs of $0.3 million more than offset by the gain on extinguishment of long-term debt of $40.9 million, a decrease in accrued liabilities of $14.3 million, an increase in receivables of $3.5 million, the gain on sale of investments of $0.3 million and a net increase in other assets and liabilities of $0.3 million. Net cash used in operating activities for the nine months ended September 30, 2004, resulted primarily from a net loss of $61.4 million that was offset by the $10.0 million received in January of 2004 from Baxter Healthcare Corporation related to the termination of agreements, and the $8.8 million in deferred revenue remaining from the $10.0 million received from Chiron, in 2004, related to the initiation of an exclusive collaboration agreement in oncology in February of 2004.

Net cash used in investing activities for the nine months ended September 30, 2005, was $33.3 million compared with $2.5 million for the nine months ended September 30, 2004. The $30.8 million increase in 2005 compared with 2004 reflects purchases of $37.8 million in short-term investments and purchases of $2.6 million in fixed assets of offset by $7.0 million in proceeds from sales or maturities of short-term investments, compared to only $2.5 million in fixed asset purchases for the nine months ended September 30, 2004.

Net cash provided by financing activities was $65.2 million for the nine months ended September 30, 2005, compared with cash used in financing activities of $13.3 million for the nine months ended September 30, 2004. Financing activities for the first nine months of 2005 consisted of an issuance of convertible senior notes for net proceeds of $56.6 million, a drawdown on our Chiron loan facility of $8.8 million and $0.1 million in proceeds from the issuance of common shares partially offset by capital lease payments of $0.2 million and payments of short-term loan obligations of $0.1 million. Financing activities in the first nine months of 2004 consisted principally of a $13.2 million payment to retire our short-term loan obligation to Genentech, a $5.0 million payment of our convertible debt to Millennium, $0.4 million for principal payments on capital lease obligations and $0.2 million for principal payments on a short-term loan partially offset by $1.4 million in proceeds from the sale of common shares through share option exercises and the employee share purchase plan, $0.5 million proceeds from a short-term note and $3.7 million in proceeds from 0.9 million common shares sold under our investment agreement with Millennium.

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

In May of 2005, we executed a secured note agreement with Chiron. Under the note agreement, Chiron agreed to make semi-annual loans to us, to fund up to 75% of the our research and development and commercialization costs under the collaboration arrangement, not to exceed $50.0 million in an aggregate principal amount. Any unpaid principal amount together with accrued and unpaid interest shall be due and payable in full on June 21, 2015, the tenth anniversary date of the advance date on which the first loan was made. Interest on the unpaid balance of the principal amount of each loan shall accrue at a floating rate per annum which was 5.64% at September 30, 2005, and is payable semi-annually in June and December of each year. At our election, we may add the semi-annual interest payments to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50.0 million. Loans under the note agreement are secured by our interest in our collaboration with Chiron, including our share of any profits arising therefrom. At September 30, 2005, the outstanding principal balance under this note agreement totaled $8.8 million.

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

Recent Accounting Pronouncements

In December of 2004, the FASB issued SFAS No. 123R. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R may have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

On April 15, 2005, with the approval of the Board of Directors, we accelerated the vesting of all outstanding employee share options with an exercise price greater than $3.00 per share. Because the exercise price of all the accelerated options exceeded the market price per share of the common shares as of the new measurement date, the acceleration had no impact on the our earnings for the three and nine months ended September 30, 2005. The modification to our outstanding employee share options will allow expense recognized in future financial statements to better reflect our compensation strategies under SFAS 123R, which we will adopt as of January 1, 2006.

In May 2005, FASB issued SFAS 154 which requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial position or results of operations.

Forward-Looking Information And Cautionary Factors That May Affect Future Results

Certain statements contained herein related to the sufficiency of our cash resources, future sales of RAPTIVA®, as well as other statements related to current plans for product development and existing and potential collaborative and licensing relationships, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, the period for which our cash resources are sufficient could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated, if anticipated revenues or cost sharing arrangements do not materialize, or if funds are not otherwise available on acceptable terms; and the sales efforts for RAPTIVA® may not be successful if Genentech or its partner, Serono, S.A. (“Serono”), fails to meet its commercialization goals, due to the strength of the competition, if physicians do not adopt the product as treatment for their patients or if remaining regulatory approvals are not obtained. These and other risks, including those related to the results of pre-clinical testing; the timing or results of pending and future clinical trials (including the design and progress of clinical trials; safety and efficacy of the products being tested; action, inaction or delay by the Food and Drug Administration (“FDA”), European or other regulators or their advisory bodies; and analysis or interpretation by, or submission to, these entities or others of scientific data); changes in the status of existing collaborative relationships; the ability of collaborators and other partners to meet their obligations; our ability to meet the demand of the United States government agency with which we have entered our first government contract; competition; market demands for products; scale-up and marketing capabilities; availability of additional licensing or collaboration opportunities; international operations; share price volatility; our financing needs and opportunities; uncertainties regarding the status of biotechnology patents; uncertainties as to the costs of protecting intellectual property; and risks associated with our status as a Bermuda company, are described in more detail in the remainder of this section.

The Marketing And Sales Effort In Support Of The Only Product In Which We Have An Interest That Has Received Regulatory Approval May Not Be Successful.

RAPTIVA®, the only product in which we have a royalty interest that has received regulatory approval, was approved by the FDA on October 27, 2003, for the treatment of chronic moderate-to-severe plaque psoriasis in adults who are candidates for systemic therapy or phototherapy. Genentech and Serono, Genentech’s international marketing partner for RAPTIVA®, are responsible for the marketing and sales effort in support of this product. In September of 2004, Serono announced that RAPTIVA® had received approval for use in the European Union and the product was launched in several European Union countries in the fourth quarter of 2004. We have no role in marketing and sales efforts. Under our current arrangement with Genentech, we are entitled to receive royalties on worldwide sales of RAPTIVA®. Successful commercialization of this product is subject to a number of risks, including Genentech’s and Serono’s ability to implement their marketing and sales effort and achieve sales, the strength of competition from other products being marketed or developed to treat psoriasis, the occurrence of adverse events which may give rise to safety concerns, physicians’ and patients’ acceptance of RAPTIVA® as a treatment for psoriasis, Genentech’s ability to provide manufacturing capacity to meet demand for the product, and pricing and reimbursement issues. Certain of these risks are discussed in more detail below. According to Genentech, U.S. sales of RAPTIVA® for the third quarter of 2005 were $20.9 million, compared to $21.3 million for the second quarter of 2005. According to Serono, ex-U.S. sales of RAPTIVA® for the third quarter of 2005 were $10.0 million, compared to $7.4 million for the second quarter of 2005.

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

Our Level Of Leverage And Debt Service Obligations Could Adversely Affect Our Financial Condition.

As of September 30, 2005, we (including our subsidiaries) would have had approximately $68.8 million of indebtedness outstanding. We may not be able to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We and our subsidiaries may also incur additional debt that may be secured. In connection with our collaboration with Chiron, Chiron has extended a line of credit to us (through our U.S. subsidiary) for $50 million to fund up to 75% of our expenses thereunder, of which $8.8 million is currently drawn. This line of credit is secured by a pledge of our interest in the collaboration.

Our level of debt and debt service obligations could have important effects on your investment in the notes. These effects may include:

•	making it more difficult for us to satisfy our obligations to you with respect to the notes and our obligations to other persons with respect to our other debt;

•	limiting our ability to obtain additional financing or renew existing financing at maturity on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements;

•	increasing our vulnerability to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors that are less leveraged;

•	increasing our exposure to rising interest rates to the extent any of our borrowings are at variable interest rates;

•	reducing the availability of our cash flow to fund our working capital requirements, capital expenditures, acquisitions, investments and other general corporate requirements because we will be required to use a substantial portion of our cash flow to service debt obligations; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

Our ability to satisfy our debt obligations will depend upon our future operating performance and the availability of refinancing debt. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures, seek additional debt financing or equity capital, restructure or refinance our debt or sell assets. We cannot assure you that we would be able to obtain additional financing, refinance existing debt or sell assets on satisfactory terms or at all.

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

Because All Of Our Products Are Still Being Developed, We Have Sustained Losses In The Past And We Expect To Sustain Losses In The Future.

We have experienced significant losses and, as of September 30, 2005, we had an accumulated deficit of $666.0 million.

For the nine months ended September 30, 2005, as a result of the restructuring of our Genentech arrangement and subsequent extinguishment of our obligation to pay $40.9 million under a development loan and related one-time credit to other income, we had a net income of approximately $12.5 million or $0.15 per common share (basic) and $0.13 per common share (diluted). For the year ended December 31, 2004, we had a net loss of approximately $78.9 million, or $0.93 per common share (basic and diluted). We expect to incur additional losses in the future.

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

•	In April of 1996, we entered into an agreement with Genentech whereby we agreed to co-develop Genentech’s humanized monoclonal antibody product RAPTIVA®. In April of 1999, March of 2003, and January of 2005, the companies amended the agreement. In October of 2003, RAPTIVA® was approved by the FDA for the treatment of adults with chronic moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy and, in September of 2004, Serono announced the product’s approval in the European Union. In January of 2005, we entered into a restructuring of our collaboration agreement with Genentech which ended our existing cost and profit sharing arrangement related to RAPTIVA® in the U.S. and entitles us to a royalty interest on worldwide net sales.

•	In November of 2001, we entered into a collaboration with Millennium to develop two of Millennium’s products for certain vascular inflammation indications. In October of 2003, we announced that we had discontinued one of these products, MLN2201. In December of 2003, we announced the initiation of Phase I testing on the other product, MLN2222.

•	In March of 2004, we announced we had agreed to collaborate with Chiron for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the agreement, the companies will jointly research, develop, and commercialize multiple antibody product candidates. In April of 2005, we announced the initiation of clinical testing of the first product candidate out of the collaboration, CHIR-12.12, an anti-CD40 antibody. In October 2005, we announced the initiation of the second clinical trial of CHIR-12.12 in patients with multiple myeloma.

•	In September of 2004, we entered into a collaboration with Aphton for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies.

•	In October of 2004, we announced the licensing of our ING-1 product to Triton BioSystems, Inc. (“Triton”) for use with their TNT™ System.

•	In March of 2005, we entered into a contract with the NIAID, a part of the National Institutes of Health, to produce three botulinum neurotoxin monoclonal antibodies designed to protect U.S. citizens against the harmful effects of biological agents used in bioterrorism.

•	In June of 2005, we announced the formation of a collaboration to jointly develop and commercialize antibody drugs for certain targets discovered by Lexicon.

•	We have licensed our bacterial cell expression (“BCE”) technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to approximately 35 companies. As of September 30, 2005, we were aware of two antibody products in late-stage clinical testing which are manufactured using our BCE technology: Celltech Group plc’s CIMZIA™(CDP870) anti-TNFalpha antibody fragment for rheumatoid arthritis and Crohn’s disease and Genentech’s Lucentis™ (ranibizumab) antibody fragment to vascular endothelial growth factor for wet age-related macular degeneration.

•	In September of 2005, we signed a letter agreement with Cubist to develop production processes and to manufacture a novel two-antibody biologic in quantities sufficient to conduct Phase III clinical trials.

Because our collaborators and licensees are independent third parties, they may be subject to different risks than we are and have significant discretion in determining the efforts and resources they will apply. If these collaborators and licensees do not successfully develop and market these products, we may not have the capabilities, resources or rights to do so on our own. We do not know whether Aphton, Celltech, Chiron, Cubist, Genentech, Lexicon, Millennium or Triton will successfully develop and market any of the products that are or may become the subject of one of our collaboration or licensing arrangements. In particular, each of these arrangements provides for either sharing of collaboration expenses, which means that not only we but our collaborators must have sufficient available funds for the collaborations to continue, or funding solely by our collaborators or licensees. In addition, our collaboration with Chiron provides for funding by it in the form of periodic loans, and we cannot be certain that Chiron will have the necessary funds available when these loans are to be made. Furthermore, our contract with NIAID contains numerous standard terms and conditions provided for in the applicable federal acquisition regulations and customary in many government contracts. Uncertainty exists as to whether we will be able to comply with these terms and conditions in a timely manner, if at all. In addition, given that this contract is our first with NIAID or any other governmental agency, we are uncertain as to the extent of NIAID’s demands and the flexibility that will be granted to us in meeting those demands. Lastly, neither CIMZIA™(CDP870) nor Lucentis™ has received marketing approval from the FDA or any foreign governmental agency, and therefore we cannot assure you that either product will prove to be safe and effective, will be approved for marketing or will be successfully commercialized.

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

Primarily as a result of our BCE technology licensing program, we have access to numerous phage display technologies licensed to us by other parties. However, our experience with some of these technologies remains relatively limited and, to varying degrees, we are still dependent on the licensing parties for training and technical support for these technologies. In addition, our use of these technologies is limited by certain contractual provisions in the licenses relating to them and, although we have obtained numerous licenses, intellectual property rights in the area of phage display are particularly complex. We cannot be certain that these restrictions or the rights of others will not impede our ability to utilize these technologies.

Because We Have No History Of Profitability And Because The Biotechnology Sector Has Been Characterized By Highly Volatile Stock Prices, Announcements We Make And General Market Conditions For Biotechnology Stocks Could Result In A Sudden Change In The Value Of Our Common Shares.

As a biopharmaceutical company, we have experienced significant volatility in our common shares. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. From January 1, 2005 through October 27, 2005, our share price has ranged from a high of $2.74 to a low of $0.98. On October 27, 2005, the closing price of the common shares as reported on the Nasdaq National Market was $1.71 per share. Factors contributing to such volatility include, but are not limited to:

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

Without limiting the foregoing, we are aware that:

•	In April of 2004, Amgen Inc. and its partner Wyeth Pharmaceuticals, a division of Wyeth, announced that their rheumatoid arthritis and psoriatic arthritis drug, Enbrel®, had been approved by the FDA for the same psoriasis indication as RAPTIVA® and, in September of 2004, they announced that the product received approval in the European Union in this same indication;

•	Biogen Idec Inc. has been marketing Amevive® in the U.S. to treat the same psoriasis indication as RAPTIVA® and announced in October of 2004 that it had received approval in Canada;

•	Biogen Idec Inc. and Fumapharm AG have taken their psoriasis-treating pill, BG-12, through a Phase III trial in Germany in which, according to the companies, the product significantly reduced psoriasis symptoms in patients;

•	Centocor, Inc., a unit of Johnson & Johnson, has tested its rheumatoid arthritis and Crohn’s disease drug, Remicade®, in a phase III clinical trial of patients with moderate to severe plaque psoriasis, achieving the primary endpoint, and has announced that the drug has been approved to treat plaque psoriasis in the European Union, psoriatic arthritis in the U.S. and, in combination with methotrexate, in the European Union;

•	Abbott Laboratories has presented data from a Phase II psoriasis trial showing clinical benefits of its rheumatoid arthritis drug Humira™;

•	Isotechnika, Inc. has begun a Canadian Phase III trial of ISA247, a trans-isomer of a cyclosporine analog, in 400 patients with moderate to severe psoriasis; and

•	other companies are developing monoclonal antibody or other products for treatment of inflammatory skin disorders.

It is possible that other companies may be developing other products based on the same human protein as our NEUPREX® product, and these products may prove to be more effective than NEUPREX®.

There are at least two competitors developing a complement inhibitor which may compete with MLN2222. Alexion and its partner Proctor & Gamble have initiated enrollment in a second Phase III trial of pexelizumab, a monoclonal antibody. This study is expected to enroll approximately 4,000 patients undergoing coronary artery bypass graft surgery. TP10 is a complement inhibitor developed by AVANT Immunotherapeutics Inc. (“AVANT”) for applications including the limitation of complement-mediated damage following surgery on cardiopulmonary by-pass. AVANT has completed enrollment in a Phase IIb study in 200-300 women undergoing cardiac bypass surgery. AVANT is also working closely with its partner, Lonza Biologics plc, to complete process development and scale-up efforts in preparation for the production of Phase III clinical materials and the start of that trial by year-end 2005.

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

The table below presents the amounts and related weighted interest rates of our cash equivalents in overnight funds and commercial paper at September 30, 2005 and December 31, 2004:

	Maturity	Fair Value (in thousands)	Average Interest Rate
September 30, 2005	Daily	$45,778	2.94%
December 31, 2004	Daily	$23,808	2.06%

ITEM 4.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2005. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of September 30, 2005, our internal control over financial reporting is effective based on those criteria.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits:

10.54	Letter Agreement dated September 20, 2005 between XOMA (US) LLC and Cubist Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission.

31.1	Certification of John L. Castello, Principal Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of J. David Boyle II, Principal Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John L. Castello, Chief Executive Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of J. David Boyle II, Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated November 2, 2005, furnished herewith.

XOMA Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Ltd.

Date: November 2, 2005	By:	/s/ John L. Castello
John L. Castello
Chairman of the Board, President and
Chief Executive Officer

Date: November 2, 2005	By:	/s/ J. David Boyle II
J. David Boyle II
Vice President, Finance and
Chief Financial Officer