Form 10-K
period 2005-12-31
XOMA LTD /DE/
filed 2006-03-08
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Shares, U.S. $.0005 par value

Preference Share Purchase Rights

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

The approximate aggregate market value of voting shares held by non-affiliates of the registrant is $144,036,233 as of June 30, 2005.

Number of Common Shares outstanding as of March 3, 2006: 89,836,850

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the Company’s 2006 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Report.

XOMA Ltd.

2005 Form 10-K Annual Report

i

PART I

Item 1.	Business

Overview

XOMA Ltd. (“XOMA” or the “Company”), a Bermuda company, is a leading biopharmaceutical company in the field of therapeutic antibody discovery and development. We have a royalty interest in one approved therapeutic antibody, RAPTIVA®, which is marketed in the United States, Europe and elsewhere, for the treatment of moderate-to-severe plaque psoriasis under an agreement with Genentech, Inc. (“Genentech”) as a result of a prior collaborative product development program. We also have a future royalty interest in additional therapeutic antibody product candidates being developed by others as a result of licensing our technologies. XOMA’s pipeline includes both proprietary products and collaborative programs at various stages of preclinical and clinical development primarily directed toward treatments for cancer and immune disorders. XOMA possesses a broad technology platform for the discovery, optimization and manufacture of therapeutic antibodies as well as a fully integrated product development infrastructure for antibodies and other biologics. In addition to supporting our product pipeline, we use our infrastructure to provide process development and manufacturing services on a fee-for-service basis.

Strategy

Our strategy is to develop and manufacture antibodies and other recombinant protein products to treat cancer, immunological and inflammatory disorders, and infectious diseases. In addition to our own proprietary products, we broaden our pipeline by leveraging our development and manufacturing infrastructure through collaborations with other companies and research institutions. Our goal is to become profitable in the next three years while continuing to strengthen our product pipeline. We recognize the challenging nature of this goal, and the principal elements of our strategy are to:

•	Continue to build a diverse portfolio of product candidates. We are developing a pipeline of product candidates in a variety of therapeutic areas at various stages of clinical and preclinical development. We believe this strategy may increase the likelihood of successful product approval and commercialization, while reducing our exposure to the risk inherent in developing any one drug or focusing on a single therapeutic area.

•	Seek to license or acquire complementary products and technologies. We intend to supplement our internal drug discovery efforts through the acquisition of products and technologies that complement our internal product development strategy. We intend to continue to identify, evaluate and pursue the licensing or acquisition of other strategically valuable products and technologies.

•	Leverage our core competencies. We believe that we have significant expertise in recombinant protein development and production, which we have used to establish a strong platform for the development of antibody and other protein-related pharmaceutical products. We intend to leverage these competencies to develop valuable products addressing markets with important unmet medical needs. When strategically advantageous, we may seek marketing arrangements with other pharmaceutical companies for the further advancement of our product candidates.

•	Outlicense select product candidates. We have additional internally developed product candidates, which we will consider outlicensing in the future, if we believe that it will bring us additional financial resources and increase the likelihood of regulatory approval and successful commercialization of such products within or outside the United States.

•	Utilize excess manufacturing capacity. We currently have manufacturing capacity beyond that required for the production of our own proprietary and collaborative products. We are actively seeking additional relationships that would utilize this excess capacity and bring us additional financial resources.

Products

Below is a summary of our current products and stages of clinical development:

•	RAPTIVA® (Efalizumab) with Genentech. RAPTIVA® is a humanized therapeutic monoclonal antibody developed to treat immune system disorders. RAPTIVA® is the first biologic therapy designed to provide long-term control of chronic moderate-to-severe plaque psoriasis and can be self-administered by patients as a single, once-weekly subcutaneous injection. On October 27, 2003, the Food and Drug Administration (“FDA”) approved RAPTIVA® for the treatment of adults with chronic moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy. Genentech has been marketing RAPTIVA® in the United States since November of 2003. In March of 2004, Genentech disclosed its intention to launch clinical testing of RAPTIVA® in atopic dermatitis. Genentech’s management recently informed us that it has decided not to pursue this indication. In September of 2004, Serono, S.A. (“Serono”), Genentech’s international marketing partner for RAPTIVA®, announced that RAPTIVA® had received approval for use in the European Union. By the end of 2005, Serono had launched RAPTIVA® in over forty countries worldwide.

•	CHIR-12.12 with Chiron Corporation (“Chiron”) is an anti-CD40 antagonist antibody intended as a treatment for B-cell malignancies. This antibody has a dual mechanism of action blocking a tumor cell growth and survival signal as well as recruiting immune effector cells to kill tumor cells. CHIR-12.12 is the first product candidate selected under the multi-product antibody development and commercialization agreement for the treatment of cancer announced by Chiron and ourselves in March of 2004. The first Investigative New Drug (“IND”) application submission took place in December of 2004. In April 2005, we announced the initiation of Phase I study for patients with advance chronic lymphocytic leukemia (“CLL”). Then in October 2005, we initiated a second Phase I study for patients with multiple myeloma (“MM”).

•	NEUPREX® (opebacan/rBPI21) is an injectable formulation of rBPI21, a modified recombinant fragment of human bactericidal/permeability-increasing protein (“BPI”). BPI is a human host-defense protein made by a type of white blood cell that is involved in the body’s defenses against microbial infection.

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

The safety profile of NEUPREX® continues to be an attractive clinical feature evidenced by ongoing investigator-sponsored studies. Several clinical investigators are conducting or plan to conduct studies in other target indications including pediatric open heart surgery, burn injury and allogeneic hematopoietic stem cell transplant (“HSCT”). The HSCT studies may provide proofs of concept for acute radiation syndrome for possible biodefense application. In Europe, we submitted an application to the European Medicines Agency (“EMEA”) for orphan drug designation in meningococcal disease. In 2005, we decided to cease investigating the use of NEUPREX® as a possible treatment for plague.

•	XMA005.2 is a Human Engineered™ monoclonal antibody with a high-affinity and potent inhibitory activity against its inflammatory target. This high potency means that it may be suitable for use as a monthly-dose injectable therapeutic. We are currently evaluating XMA005.2 in preclinical studies targeting multiple indications, including osteoarthritis and rheumatoid arthritis, where less frequent dosing could be a significant marketing advantage. We plan to start clinical testing for this molecule in the first half of 2007.

•	Anti-gastrin Mab with Aphton Corporation (“Aphton”). In September of 2004, we announced a worldwide collaboration to develop treatments for gastrointestinal (“GI”) and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. Antibodies to be developed under the collaboration will bind and neutralize the hormone gastrin 17 that is believed to be involved in tumor progression in GI cancers. Gastrin expression and the appearance of gastrin receptors have been associated with increasing malignant characteristics of GI tumors and with poorer prognostic outcomes. Specifically, gastrin has been shown to be involved in the progression of colorectal, stomach, liver and pancreatic cancers and inhibiting gastrin may inhibit such growth.

•	Metabolic Disease Target with Lexicon Genetics (“Lexicon”). Metabolic Disease Target is a secreted protein involved in metabolic functions such as insulin sensitivity and weight gain that was identified through Lexicon’s Knockout Technology. Antibodies to this target may be developed to treat Type II diabetes, obesity and other metabolic diseases.

•	MLN2222 (also known as CAB2) with Millennium Pharmaceuticals, Inc. (“Millennium”). In December of 2003, we announced the initiation of a Phase I clinical program for MLN2222, a complement inhibitor for coronary artery bypass graft surgery targeting vascular inflammation associated with such surgery, to evaluate its safety, tolerability, pharmacokinetic and pharmacodynamic properties. In October of 2004, we announced the amendment of our agreements with Millennium whereby Millennium assumed responsibility for all development work and expenses for MLN2222 upon initiation of Phase II testing. We have now completed a Phase I trial of MLN2222 and have transferred the relevant clinical data from the trial to Millennium. We are obligated to continue to provide quantities of bulk drug substance and services requested and paid for by Millennium for future clinical trials. We will be entitled to receive an undisclosed royalty on future net sales of MLN2222, as well as payments related to the achievement of certain clinical and regulatory milestones.

•	ING-1 is a Human Engineered™ monoclonal antibody developed by us to specifically target tumor cells in adenocarcinoma patients. ING-1 antibodies bind with high affinity to the Ep-CAM antigen and recruit host immune cells to kill the cancer cell. We have completed three Phase I clinical studies of ING-1, testing both intravenous and subcutaneous formulations in patients with advanced or refractory adenocarcinomas.

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

The following table summarizes the products that we are currently developing or that are available for licensing, including indications, FDA regulatory status and names of our collaborators, if any:

Program	Description	Indication	Status	Collaborator

RAPTIVA® (Efalizumab)	Humanized anti-CD11a monoclonal antibody	Moderate-to-severe plaque psoriasis	Marketed in U.S, Europe and elsewhere	Genentech

CHIR-12.12	Humanized antibody to CD40	B-cell cancers	Phase I for CLL & MM	Chiron

NEUPREX® (Opebacan)	IV formulation of rBPI21, a modified recombinant fragment of bactericidal/ permeability-increasing protein	Multiple anti-infective and anti-endotoxin indications	Phase I/ II	In-house

XMA005.2	Human Engineered™ anti-inflammatory mAb	Rheumatoid Arthritis & Osteoarthritis	Preclinical	In-house

Gastrin	Anti-Gastrin antibody	Gastric cancers	Preclinical	Aphton

Metabolic Disease Target	Gene Knockout Technology	Type II Diabetes and Obesity	Preclinical	Lexicon

MLN2222 (also known as CAB2)	Recombinant fusion protein complement	Cardiopulmonary bypass surgeries	Phase I	Millennium

ING-1	Human Engineered™ antibody to Ep-CAM	Adenocarcinomas	Phase I	Licensed to Triton for use with TNT® technology; other wise available for outlicensing

XMP.629	Topical formulation of BPI derived anti-microbial peptide	Acne	Under evaluation	In-house

Below is a summary of certain proprietary technologies used by us and available for licensing to other companies:

•	Bacterial Cell Expression (“BCE”). Genetically engineered bacteria can be the appropriate choice for recombinant expression of target proteins for biopharmaceutical research and development. Reasons include the relative simplicity of gene expression in bacteria as well as many years of experience culturing such species as E. coli in laboratories and manufacturing facilities. In support of our own biopharmaceutical development efforts, company scientists have developed efficient and cost-effective bacterial expression technologies for producing antibodies and other recombinant protein products.

We have granted approximately 40 licenses to biotechnology and pharmaceutical companies to use our patented and proprietary technologies relating to bacterial expression of recombinant pharmaceutical products. Bacterial antibody expression is an enabling technology for the discovery and selection, as well as the development and manufacture, of recombinant protein pharmaceuticals, including diagnostic and therapeutic antibodies for commercial purposes. Bacterial antibody expression is also a key technology used in multiple systems for high-throughput screening of antibody domains. Expression of antibodies by phage display technology, for example, depends upon the expression and secretion of antibody domains from bacteria as properly folded, functional proteins.

Current licensees include but are not limited to the following companies:

Active Biotech AB	Centocor, Inc.	Invitrogen Corporation

Affitech AS	Crucell Holland B.V.	Merck & Co.

Affymax, Inc.	Diversa Corporation	Micromet AG

Alexion Pharmaceuticals, Inc.	Dompe, s.p.a.	MorphoSys AG

Applied Molecular Evolution, Inc. (AME)	Dyax Corp.	The Medical Research Council

Avecia Limited	E.I. duPont de Nemours and Company	UCB S.A.

Aventis Pharma Deutschland GmbH (Hoechst)	Eli Lilly and Company	Unilever plc

BioInvent International AB	Enzon, Inc.	Viventia Biotech, Inc.

Biosite Incorporated	Genentech, Inc.	Wyeth Pharmaceuticals Division

Cambridge Antibody Technology Limited	Genzyme Corporation	ZymoGenetics, Inc.

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

As of December 31, 2005, we were aware of two antibody products in late-stage clinical testing which are manufactured under licenses using our BCE technologies. These are UCB’s CIMZIA™ anti-TNF alpha antibody fragment in trials for Crohn’s disease and rheumatoid arthritis, and Genentech’s Lucentis™ (ranibizumab) antibody fragment against Vascular Endothelial Growth Factor (“VEGF”) in trials for wet age-related macular degeneration.

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

Human Engineering™ technology is used in our ING-1 anti-Ep-CAM antibody product, which targets multiple adenocarcinomas and which has been licensed to Triton for use as a targeting antibody in their TNT™ System.

In addition, we have access to multiple phage display libraries for the discovery of antibodies. We believe that access to multiple libraries offers us several benefits, including an increased probability of technical success in finding high-affinity antibodies to particular targets of interest while reducing development time by permitting screening libraries in parallel where feasible. These arrangements also provide us with access to certain intellectual property rights and services that complement our existing development capabilities and help support our antibody product development pipeline.

Our fully integrated infrastructure also allows us to offer technical development and manufacturing services on a fee-for-service basis. In particular, we have established a strategic antibody manufacturing relationship with Cubist Pharmaceuticals, Inc. (“Cubist”) under which we will develop new processes to manufacture HepeX-B™, a novel two-antibody biologic, in quantities sufficient to conduct Phase III clinical trials, and we were awarded an 18-month contract worth approximately $15 million from the National Institute of Allergy and Infectious Diseases (“NIAID”) in March of 2005 to develop three antibody therapeutics.

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

In January of 2005, we announced a restructuring of our arrangement with Genentech on RAPTIVA®. Under the restructured arrangement, effective January 1, 2005, we are entitled to receive mid-single digit royalties on worldwide sales of RAPTIVA® in all indications. The previous cost and profit sharing arrangement for RAPTIVA® in the United States was discontinued, and Genentech will be responsible for all operating and development costs associated with the product. Genentech may elect and we may agree to provide further clinical trial or other development services at Genentech’s expense. In addition, our obligation to pay the outstanding balance to Genentech of $40.9 million under the development loan, including accrued interest, was extinguished.

Either party has the right to terminate upon the breach of a material obligation by the other party. The agreement remains in effect until such time as no product which is the subject of the agreement is being developed or commercialized anywhere in the world by Genentech, its partners outside the United States, or any sublicensees of the foregoing.

Chiron

In February of 2004, we entered into an exclusive, worldwide, multi-product collaboration with Chiron to develop and commercialize antibody products for the treatment of cancer. Under the terms of the agreement, the companies agreed to jointly research, develop, and commercialize multiple antibody product candidates. The companies share expenses and revenues, generally on a 70-30 basis, with our share being 30%. Chiron’s profit share is subject to a limited upward adjustment, which, in turn, may be reduced if we achieve certain milestones or if Chiron elects to extend the program from three to five years. Financial terms include initial payments to us in 2004 totaling $10.0 million and a loan facility, secured by our interest in the collaboration, of up to $50.0 million to fund up to 75% of our share of expenses beginning in 2005. At December 31, 2005, the outstanding principal balance under this note agreement totaled $12.4 million.

In July of 2004, Chiron acquired Sagres Discovery, a privately held discovery-stage company based in Davis, California, that specializes in the discovery and validation of oncology targets. Further review of these targets could identify additional antibody target candidates for our collaboration.

In October of 2005, Chiron announced it had entered into a definitive merger agreement with Novartis AG (NYSE:NVS) (“Novartis”) under which Novartis will acquire all of the shares of Chiron that it does not currently own. The merger is expected to be completed in the first half of 2006.

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

Lexicon

In June of 2005, we entered into a collaboration agreement with Lexicon to jointly develop and commercialize antibody drugs for certain targets discovered by Lexicon. The collaboration is designed to combine Lexicon’s target discovery and biotherapeutics capabilities with XOMA’s antibody generation, process development and manufacturing expertise to accelerate the development and commercialization of novel therapeutic antibodies.

During the three-year initial term, Lexicon will select for submission to the collaboration targets from among those discovered and analyzed in its Genome5000™ program. In this program, Lexicon is using its gene knockout technology to discover the physiological functions of 5,000 potential drug targets. XOMA will generate or engineer antibodies that modulate the collaboration’s targets using phage display libraries and its proprietary Human Engineering™ technology. Lexicon and XOMA will share the responsibility and costs for research, preclinical, clinical and commercialization activities. Costs and profits will be allocated 65% to Lexicon and 35% to XOMA. XOMA will have principal responsibility for manufacturing antibodies for use in clinical trials and commercial sales.

Either party has the right to terminate the collaboration agreement without cause following six months written notice to the other party or with cause upon the breach of a material obligation by the other party. The agreements remain in effect until the least of (a) the expiration or termination of the last to expire of any valid claim included in the Program Patent Rights, (b) the expiration of the royalty term, or (c) the cessation all development and commercialization under the agreement.

Millennium

In November of 2001, in conjunction with Millennium, we announced an agreement under which we would collaborate to develop two of Millennium’s biotherapeutic agents, MLN2222 (also known as CAB2) and MLN2201, for certain vascular inflammation indications. Under the original agreement, for each product, we were responsible for development activities and related costs through the completion of Phase II trials and for payments to Millennium upon the achievement of certain clinical milestones. After successful completion of Phase II trials, Millennium would have had the right to commercialize the products and we would have had the option to choose between continued participation in the development programs and future profit/loss sharing or being entitled to future royalty and milestone payments.

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

In December of 2003, we announced the initiation of a Phase I clinical program for MLN2222, a complement inhibitor for coronary artery bypass graft surgery targeting vascular inflammation associated with such surgery, to evaluate its safety, tolerability, pharmacokinetic and pharmacodynamic properties. In October of 2004, we announced the amendment of our agreements with Millennium whereby Millennium assumed responsibility for all development work and expenses for MLN2222 upon initiation of Phase II testing. We have now completed a Phase I trial of MLN2222 and have transferred the relevant clinical data from the trial to Millennium. We are obligated to continue to provide quantities of bulk drug substance and services requested and paid for by Millennium for future clinical trials. We will be entitled to receive an undisclosed royalty on future net sales of MLN2222, as well as payments related to the achievement of certain clinical and regulatory milestones.

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

Cubist

In September of 2005, we announced that we had signed a letter agreement with Cubist to develop production processes and to manufacture HepeX-B™, a novel two-antibody biologic, in quantities sufficient to conduct Phase III clinical trials. HepeX-B™ is a combination of two fully human monoclonal antibodies that target hepatitis B virus (“HBV”) surface antigens. The product, which has been granted Orphan Drug Status in both the United States and the European Union, is currently being evaluated in Phase II trials for the prevention of HBV re-infection in liver transplant patients. If the contemplated Phase III trials are successful, the companies may extend the relationship to a commercial supply agreement for product launch.

NIAID

In March of 2005, we were awarded a $15.0 million contract from NIAID, a division of the National Institutes of Health (“NIH”), to develop three anti-botulinum neurotoxin monoclonal antibody therapeutics. The contract work will be performed over an 18-month period and will be 100% funded with Federal funds from NIAID under Contract No. HHSN266200500004C. We recognize revenue over the life of the contract as the services are performed and, as per the terms of the contract, a 10% retention on all revenue is deferred and classified as a receivable until completion of the contract. For the fiscal year ended December 31, 2005, we recorded revenues of $5.2 million from this contract.

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

Alexion

In December of 2003, we entered into a collaboration agreement with Alexion Pharmaceuticals, Inc. (“Alexion”) to jointly develop and commercialize a rationally designed TPO mimetic antibody to treat chemotherapy-induced thrombocytopenia. Thrombocytopenia is an abnormal blood condition in which the number of platelets is reduced, potentially leading to bleeding complications. Under the terms of the agreement, we agreed to share development and commercialization expenses with Alexion, including preclinical development, manufacturing and marketing costs world-wide, as well as revenues, generally on a 70-30 basis, with our share being 30%. Alexion received a payment from us tied to initiation of the collaboration and is entitled to receive a payment tied to achievement of a regulatory milestone. We will be entitled to royalty payments and milestones related to our bacterial expression technology. In November of 2004, in conjunction with Alexion, we determined that the lead molecule in our TPO mimetic collaboration did not meet the criteria established in the program for continued development. In the first quarter of 2005, in conjunction with Alexion, we determined not to continue with this development program and in the second quarter of 2005, the collaboration was terminated.

Zephyr

In November of 2004, we entered into an exclusive worldwide licensing agreement with Zephyr Sciences, Inc. (“Zephyr”) for the research, development and commercialization of products related to BPI, including our NEUPREX® product which is a particular fragment of rBPI and has been tested in clinical trials in several indications. Under the terms of the agreement, we will be entitled to receive license fees totaling up to $11.0 million and milestone payments totaling up to $61.9 million, as well as royalties on sales of future products developed and approved under the agreement. The agreement also includes due diligence provisions related to the development of BPI in multiple indications with Zephyr funding all future research and development activities. The agreement does not cover BPI-derived peptide products. In November of 2004, we announced the licensing of our BPI product platform, including our NEUPREX® product, to Zephyr. In July of 2005, we announced our decision to terminate the license agreement with Zephyr due to Zephyr not meeting the financing requirements of the license agreement. We have no further obligations under the terms of the original agreement nor will there be any additional costs related to the termination of the agreement.

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

Without limiting the foregoing, we are aware that:

•	In April of 2004, Amgen Inc. and its partner Wyeth Pharmaceuticals, a division of Wyeth, announced that their rheumatoid arthritis and psoriatic arthritis drug, Enbrel®, had been approved by the FDA for the same psoriasis indication as RAPTIVA® and, in September of 2004, they announced that the product received approval in the European Union in this same indication;

•	Biogen Idec Inc. has been marketing Amevive® in the U.S. to treat the same psoriasis indication as RAPTIVA® and announced in October of 2004 that it had received approval in Canada;

•	Biogen Idec Inc. and Fumapharm AG have taken their psoriasis-treating pill, BG-12, through a Phase III trial in Germany in which, according to the companies, the product significantly reduced psoriasis symptoms in patients;

•	Centocor, Inc., a unit of Johnson & Johnson, has tested its rheumatoid arthritis and Crohn’s disease drug, Remicade®, in phase III clinical trials of patients with moderate to severe plaque psoriasis and has announced that the FDA has accepted its license application for this drug in the indication and that the drug has been approved to treat plaque psoriasis in the European Union, psoriatic arthritis in the U.S. and, in combination with methotrexate, in the European Union;

•	Abbott Laboratories has presented data from a Phase II psoriasis trial showing clinical benefits of its rheumatoid arthritis and psoriatic arthritis drug Humira™;

•	Isotechnika, Inc. has completed a Canadian Phase III trial of ISA247, a trans-isomer of a cyclosporine analog, in 450 patients with moderate to severe psoriasis, achieving all efficacy endpoints; and

•	other companies are developing monoclonal antibody or other products for treatment of inflammatory skin disorders.

There are at least two drugs which may compete with MLN2222. TP10 is a complement inhibitor developed by AVANT Immunotherapeutics Inc. (“AVANT”) for applications including the limitation of complement-mediated damage following surgery on cardiopulmonary by-pass. AVANT has completed a Phase II study where the drug demonstrated treatment benefits in males. Alexion and its partner Proctor & Gamble are developing pexelizumab, a monoclonal antibody. The companies reported in November of 2005 that preliminary results in a Phase III trial of the drug did not achieve its primary endpoint in patients undergoing coronary artery bypass graft surgery.

Currently, there are at least two companies developing topical peptide treatments for acne which may compete with XMP.629. Migenix Inc. and its partner Cutanea Life Sciences, Inc. are developing MBI 594AN, a topical peptide that has completed two Phase II trials for the treatment of acne, and Helix Biomedix, Inc. is developing several peptide compounds.

In collaboration with Chiron, we are co-developing the monoclonal antibody target CD40, and, at the current time, there are several CD40-related programs under development, mostly focused on the development of

CD40 ligand products. For example, SGN-40 is a humanized monoclonal antibody under development by Seattle Genetics, Inc. which is targeting CD40 antigen. SGN-40 is currently in Phase I studies in multiple myeloma and non-Hodgkin’s lymphoma, and in a Phase I/II study in chronic lymphocytic leukemia.

It is also possible that other companies may be developing other products based on the same human protein as our NEUPREX® product, and these products may prove to be more effective than NEUPREX®. It is also possible that other companies may be developing other products based on the same therapeutic target as our XMA005.2 product, and these products may prove to be more effective than XMA005.2.

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

In Europe, most of our human therapeutic products are or will be classified as biologic and would be subject to a single European registration through a centralized procedure. The assessment of the Marketing Authorization Application is carried out by a rapporteur and co-rapporteur appointed by the Committee for Medicinal Products for Human Use (“CHMP”), which is the expert scientific committee of the EMEA.

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

Research and License Agreements

We have contracted with a number of academic and institutional collaborators to conduct research and development activities. Under these agreements, we generally fund either the research and development or evaluation of products, technologies or both, will own or obtain exclusive licenses to products or technologies developed and may pay royalties on sales of products covered by certain licenses. The rates and durations of such royalty payments vary by product and institution and range, generally, for periods from five years to indefinite duration. Aggregate expenses incurred by us under all of our research agreements were negligible for each of 2005, 2004 and 2003. We have entered into certain license agreements with respect to the following products:

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

•	In July of 1998, we entered into a license agreement with Incyte whereby we obtained an exclusive (even as to Incyte), freely sublicenseable, worldwide license to all of Incyte’s patent rights relating to BPI. We will pay Incyte a royalty on sales of BPI products covered by the license, up to a maximum of $11.5 million and made a $1.5 million advance royalty payment, one-half in cash and one-half in our common shares. We also issued warrants to Incyte to purchase 250,000 of our common shares at $6.00 per share. As of December 31, 2005, 125,000 of these warrants remain outstanding. Due to offsets against other royalties, we may not ultimately incur increased total BPI royalty payments as a result of this license.

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

Employees

As of December 31, 2005, we employed 218 non-unionized full-time employees at our California facilities, principally in Berkeley, California, and one employee in Ireland. Our employees are engaged in clinical, process development and manufacturing, quality assurance and control, research and product development, and in executive, finance and administrative positions. We consider our employee relations to be excellent.

Available Information

For information on XOMA’s investment prospects and risks, please contact Mr. Paul Goodson, Senior Director, Investor Relations and Corporate Communications at (800) 246-9662 or by sending an e-mail message to investorrelations@xoma.com. Our principal executive offices are located at 2910 Seventh Street, Berkeley, California 94710 U.S.A. Our telephone number is (510) 204-7200.

The following information can be found on our website at http://www.xoma.com or can be obtained free of charge by contacting our Investor Relations Department:

•	our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. All reports we file with the SEC can also be obtained free of charge via EDGAR through the SEC’s website at http://www.sec.gov;

•	our policies related to corporate governance, including our Code of Ethics applying to our directors, officers and employees (including our principal executive officer and principal financial and accounting officer) that we have adopted to meet the requirements set forth in the rules and regulations of the U.S. Securities and Exchange Commission and its corporate governance principles; and

•	the charters of the Audit, Compensation and Nominating & Governance Committees of our Board of Directors.

We intend to satisfy the applicable disclosure requirements regarding amendments to, or waivers from, provisions of our Code of Ethics by posting such information on our website.

Item 1A.	Risk Factors

Our revenues currently rely significantly on RAPTIVA® sales.

Currently, our revenues rely significantly upon sales of RAPTIVA®, the only pharmaceutical product in which we have a royalty interest that has received regulatory approval. RAPTIVA® was approved by the FDA on October 27, 2003, for the treatment of chronic moderate-to-severe plaque psoriasis in adults who are candidates for systemic therapy or phototherapy. Genentech and Serono, Genentech’s international marketing partner for RAPTIVA®, are responsible for the marketing and sales effort in support of this product. In September of 2004, Serono announced that RAPTIVA® had received approval for use in the European Union and the product was launched in several European Union countries in the fourth quarter of 2004. We have no role in marketing and sales efforts, and neither Genentech nor Serono has an express contractual obligation to us regarding the marketing or sales of RAPTIVA®.

Under our current arrangement with Genentech, we are entitled to receive royalties on worldwide sales of RAPTIVA®. Successful commercialization of this product is subject to a number of risks, including, but not limited to:

•	Genentech’s and Serono’s willingness and ability to implement their marketing and sales effort and achieve sales;

•	the strength of competition from other products being marketed or developed to treat psoriasis;

•	the occurrence of adverse events which may give rise to safety concerns;

•	physicians’ and patients’ acceptance of RAPTIVA® as a treatment for psoriasis;

•	Genentech’s ability to provide manufacturing capacity to meet demand for the product; and

•	pricing and reimbursement issues.

According to Genentech, United States sales of RAPTIVA® for the fourth quarter of 2005 were $20.4 million, compared to $20.9 million for the third quarter of 2005. According to Serono, sales of RAPTIVA® outside of the United States for the fourth quarter of 2005 were $11.6 million, compared to $10.0 million for the third quarter of 2005. Given our current reliance on RAPTIVA® as one of the principal sources of our revenue, any material adverse developments with respect to the commercialization of RAPTIVA® may cause our revenue to decrease and may cause us to incur losses in the future.

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

Based on current spending levels, anticipated revenues, collaborator funding, proceeds from our convertible note offerings in February of 2005 and February of 2006 and other sources of funding we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through at least 2008.

Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. As a result, we do not know when or whether:

•	operations will generate meaningful funds,

•	additional agreements for product development funding can be reached,

•	strategic alliances can be negotiated or

•	adequate additional financing will be available for us to finance our own development on acceptable terms, or at all.

Cash balances and operating cash flow are influenced primarily by the timing and level of payments by our licensees and development partners, as well as by our operating costs.

Our level of leverage and debt service obligations could adversely affect our financial condition.

As of December 31, 2005, we (including our subsidiaries) had approximately $72.4 million of indebtedness outstanding. We may not be able to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We and our subsidiaries may also incur additional debt that may be secured. In connection with our collaboration with Chiron, Chiron has extended a line of credit to us (through our United States subsidiary) for $50.0 million to fund up to 75% of our expenses thereunder, of which $12.4 million was drawn as of December 31, 2005. This line of credit is secured by a pledge of our interest in the collaboration.

Our level of debt and debt service obligations could have important effects on us and our investors. These effects may include:

•	making it more difficult for us to satisfy our obligations with respect to our convertible notes and our obligations to other persons with respect to our other debt;

•	limiting our ability to obtain additional financing or renew existing financing at maturity on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements;

•	increasing our vulnerability to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors that are less leveraged;

•	increasing our exposure to rising interest rates to the extent any of our borrowings are at variable interest rates;

•	reducing the availability of our cash flow to fund our working capital requirements, capital expenditures, acquisitions, investments and other general corporate requirements because we will be required to use a substantial portion of our cash flow to service debt obligations; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

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

Our products cannot be manufactured and marketed in the United States and other countries without required regulatory approvals. Only one of our therapeutic products, RAPTIVA®, has received regulatory approval. The United States government and governments of other countries extensively regulate many aspects of our products, including:

•	testing,

•	manufacturing,

•	promotion and marketing and

•	exporting.

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe that most of our products will be regulated by the FDA as biologics. The review of therapeutic biologic products has been transferred within the FDA from the Center for Biologics Evaluation and Research to the Center for Drug Evaluation and Research, the body that reviews drug products. Because this transition may not be complete, we do not know when or how this change will affect us. Changes in the regulatory approval policy during the development period, changes in, or the enactment of, additional regulations or statutes or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. Even if the FDA or other regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product. Even for approved products such as RAPTIVA®, the FDA may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials, and may subsequently withdraw approval based on these additional trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. State regulations may also affect our proposed products. The FDA has substantial discretion in both the product approval process and manufacturing facility approval process and, as a result of this discretion and uncertainties about outcomes of testing, we cannot predict at what point, or whether, the FDA will be satisfied with our or our collaborators’ submissions or whether the FDA will raise questions which may be material and delay or preclude product approval or manufacturing facility approval. As we accumulate additional clinical data, we will submit it to the FDA, which may have a material impact on the FDA product approval process.

We face uncertain results of clinical trials of our potential products.

Our potential products will require significant additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy and expensive, often taking a number of years. As clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly. As a result, it is uncertain whether:

•	our future filings will be delayed,

•	our preclinical and clinical studies will be successful,

•	we will be successful in generating viable product candidates to targets,

•	we will be able to provide necessary additional data,

•	results of future clinical trials will justify further development or

•	we will ultimately achieve regulatory approval for any of these products.

For example,

•	In 1996, in conjunction with Genentech, we began testing RAPTIVA® in patients with moderate-to-severe plaque psoriasis. In April of 2002, we announced with Genentech that a pharmacokinetic study conducted on RAPTIVA® comparing XOMA-produced material and Genentech-produced material did not achieve the pre-defined statistical definition of comparability, and the FDA requested that another Phase III study be completed before the filing of a Biologics License Application for RAPTIVA®, delaying the filing beyond the previously-planned time frame of the summer of 2002. In March of 2003, we announced completion of enrollment in a Phase II study of RAPTIVA® in patients suffering from rheumatoid arthritis. In May of 2003, Genentech and we announced our decision to terminate Phase II testing of RAPTIVA® in patients suffering from rheumatoid arthritis based on an evaluation by an independent Data Safety Monitoring Board that suggested no overall net clinical benefit in patients receiving the study drug. We also completed enrollment in a Phase II study of RAPTIVA® as a possible treatment for patients with psoriatic arthritis. In March of 2004, we announced that the study did not reach statistical significance.

•	In December of 1992, we began human testing of our NEUPREX® product, a genetically engineered fragment of a particular human protein, and licensed certain worldwide rights to Baxter in January of 2000. In April of 2000, members of the FDA and representatives of XOMA and Baxter discussed results from the Phase III trial that tested NEUPREX® in pediatric patients with a potentially deadly bacterial infection called meningococcemia, and senior representatives of the FDA indicated that the data presented were not sufficient to support the filing of an application for marketing approval at that time.

•	In 2003, we completed two Phase I trials of XMP.629, a BPI-derived topical peptide compound targeting acne, evaluating the safety, skin irritation and pharmacokinetics. In January of 2004, we announced the initiation of Phase II clinical testing in patients with mild-to-moderate acne. In August of 2004, we announced the results of a Phase II trial with XMP.629 gel. The results were inconclusive in terms of clinical benefit of XMP.629 compared with vehicle gel.

Given that regulatory review is an interactive and continuous process, we maintain a policy of limiting announcements and comments upon the specific details of regulatory review of our products, subject to our obligations under the securities laws, until definitive action is taken.

Because all of our products are still being developed, we have sustained losses in the past and we expect to sustain losses in the future.

We have experienced significant losses and, as of December 31, 2005, we had an accumulated deficit of $675.7 million.

For the fiscal year ended December 31, 2005, as a result of the restructuring of our Genentech arrangement and subsequent extinguishment of our obligation to pay $40.9 million under a development loan and related one-time credit to other income, we had net income of approximately $2.8 million or $0.03 per common share (basic and diluted). For the year ended December 31, 2004, we had a net loss of approximately $78.9 million, or $0.93 per common share (basic and diluted). For the year ended December 31, 2003, we had a net loss of approximately $58.7 million, or $0.78 per common share (basic and diluted). We expect to incur additional losses in the future.

Our ability to achieve profitability is dependent in large part on the success of our development programs, obtaining regulatory approval for our products and entering into new agreements for product development, manufacturing and commercialization, all of which are uncertain. Our ability to fund our ongoing operations is dependent on the foregoing factors and on our ability to secure additional funds. Because our products are still being developed, we do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

Our agreements with third parties, many of which are significant to our business, expose us to numerous risks.

Our financial resources and our marketing experience and expertise are limited. Consequently, our ability to successfully develop products depends, to a large extent, upon securing the financial resources and/or marketing capabilities of third parties.

•	In April of 1996, we entered into an agreement with Genentech whereby we agreed to co-develop Genentech’s humanized monoclonal antibody product RAPTIVA®. In April of 1999, March of 2003, and January of 2005, the companies amended the agreement. In October of 2003, RAPTIVA® was approved by the FDA for the treatment of adults with chronic moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy and, in September of 2004, Serono announced the product’s approval in the European Union. In January of 2005, we entered into a restructuring of our collaboration agreement with Genentech which ended our existing cost and profit sharing arrangement related to RAPTIVA® in the United States and entitles us to a royalty interest on worldwide net sales.

•	In November of 2001, we entered into a collaboration with Millennium to develop two of Millennium’s products for certain vascular inflammation indications. In October of 2003, we announced that we had discontinued one of these products, MLN2201. In December of 2003, we announced the initiation of Phase I testing on the other product, MLN2222.

•	In March of 2004, we announced we had agreed to collaborate with Chiron for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the agreement, the companies will jointly research, develop, and commercialize multiple antibody product candidates. In April of 2005, we announced the initiation of clinical testing of the first product candidate out of the collaboration, CHIR-12.12, an anti-CD40 antibody, in patients with advanced CLL. In October 2005, we announced the initiation of the second clinical trial of CHIR-12.12 in patients with multiple myeloma.

•	In September of 2004, we entered into a collaboration with Aphton for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies.

•	In October of 2004, we announced the licensing of our ING-1 product to Triton for use with their TNT™ System.

•	In March of 2005, we entered into a contract with the NIAID, a part of the National Institutes of Health, to produce three botulinum neurotoxin monoclonal antibodies designed to protect United States citizens against the harmful effects of biological agents used in bioterrorism.

•	In June of 2005, we announced the formation of a collaboration to jointly develop and commercialize antibody drugs for certain targets discovered by Lexicon.

•	We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to approximately 40 companies. As of December 31, 2005, we were aware of two antibody products in late-stage clinical testing which are manufactured using our BCE technology: UCB’s CIMZIA™(CDP870) anti-TNF alpha antibody fragment for rheumatoid arthritis and Crohn’s disease and Genentech’s Lucentis™ (ranibizumab) antibody fragment to vascular endothelial growth factor for wet age-related macular degeneration.

•	In September of 2005, we signed a letter agreement with Cubist to develop production processes and to manufacture a novel two-antibody biologic in quantities sufficient to conduct Phase III clinical trials; financial terms were not disclosed.

Because our collaborators and licensees are independent third parties, they may be subject to different risks than we are and have significant discretion in determining the efforts and resources they will apply. If these collaborators and licensees do not successfully develop and market these products, we may not have the capabilities, resources or rights to do so on our own. We do not know whether our collaborators or licensees will successfully develop and market any of the products that are or may become the subject of one of our collaboration or licensing arrangements. In particular, each of these arrangements provides for either sharing of collaboration expenses, which means that not only we but our collaborators must have sufficient available funds for the collaborations to continue, or funding solely by our collaborators or licensees. In addition, our collaboration with Chiron provides for funding by it in the form of a line of credit to us, and we cannot be certain that Chiron will have the necessary funds available when we attempt to draw on the line of credit. Furthermore, our contract with NIAID contains numerous standard terms and conditions provided for in the applicable federal acquisition regulations and customary in many government contracts. Uncertainty exists as to whether we will be able to comply with these terms and conditions in a timely manner, if at all. In addition, given that this contract is our first with NIAID or any other governmental agency, we are uncertain as to the extent of NIAID’s demands and the flexibility that will be granted to us in meeting those demands. Lastly, neither CIMZIA™(CDP870) nor Lucentis™ has received marketing approval from the FDA or any foreign governmental agency, and therefore we cannot assure you that either product will prove to be safe and effective, will be approved for marketing or will be successfully commercialized.

In October of 2005, Chiron announced that it has entered into a definitive merger agreement with Novartis under which Novartis will acquire all of the shares of Chiron that it does not currently own and that the merger is expected to be completed in the first half of 2006. We do not know what effect, if any, this transaction will have on our collaboration with Chiron.

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

We license technologies from third parties. These technologies include but are not limited to phage display technologies licensed to us in connection with our BCE technology licensing program. However, our experience with some of these technologies remains relatively limited and, to varying degrees, we are still dependent on the licensing parties for training and technical support for these technologies. In addition, our use of these technologies is limited by certain contractual provisions in the licenses relating to them and, although we have obtained numerous licenses, intellectual property rights in the area of phage display are particularly complex. If the owners of the patent rights underlying the technologies we license do not properly maintain or enforce those patents, our competitive position and business prospects could be harmed. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce our licensed intellectual property. Our licensors may not successfully prosecute the patent applications to which we have licenses, or our licensors may fail to maintain existing patents. They may determine not to pursue litigation against other companies that are infringing these patents, or they may pursue such litigation less aggressively than we would. Our licensors may also seek to terminate our license, which could cause us to lose the right to use the licensed intellectual property and adversely affect our ability to commercialize our technologies, products or services.

Our share price may be volatile and there may not be an active trading market for our common shares.

There can be no assurance that the market price of our common shares will not decline below its present market price or that there will be an active trading market for our common shares. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. We have experienced significant volatility in the price of our common shares. From January 1, 2005 through December 31, 2005, our share price has ranged from a high of $2.74 to a low of $0.98. On March 3, 2006, the closing price of the common shares as reported on the Nasdaq National Market was $1.81 per share. Factors contributing to such volatility include, but are not limited to:

•	sales and estimated or forecasted sales of products,

•	results of preclinical studies and clinical trials,

•	information relating to the safety or efficacy of products,

•	developments regarding regulatory filings,

•	announcements of new collaborations,

•	failure to enter into collaborations,

•	developments in existing collaborations,

•	our funding requirements and the terms of our financing arrangements,

•	technological innovations or new indications for our therapeutic products,

•	introduction of new products or technologies by us or our competitors,

•	government regulations,

•	developments in patent or other proprietary rights,

•	the number of shares issued and outstanding,

•	the number of shares trading on an average trading day,

•	announcements regarding other participants in the biotechnology and pharmaceutical industries and

•	market speculation regarding any of the foregoing.

We or our third party collaborators or licensees may not have adequate manufacturing capacity sufficient to meet market demand.

Genentech is responsible for manufacturing or arranging for the manufacturing of commercial quantities of RAPTIVA®. Should Genentech have difficulty in providing manufacturing capacity to produce RAPTIVA® in sufficient quantities, we do not know whether they will be able to meet market demand. If not, we will not realize revenues from the sales of RAPTIVA® or other products. If any of our other products are approved, because we have never commercially introduced any pharmaceutical products, we do not know whether the capacity of our existing manufacturing facilities can be increased to produce sufficient quantities of our products to meet market demand. Also, if we or our third party collaborators or licensees need additional manufacturing facilities to meet market demand, we cannot predict that we will successfully obtain those facilities because we do not know whether they will be available on acceptable terms. In addition, any manufacturing facilities acquired or used to meet market demand must meet the FDA’s quality assurance guidelines.

We do not know whether there will be a viable market for RAPTIVA® or our other products.

Even though Genentech and we received approval in the United States in October of 2003 to market RAPTIVA® and in the European Union in 2004 and even if we receive regulatory approval for our other products, our products may not be accepted in the marketplace. In addition, we may experience difficulties in launching new products, many of which are novel and based on technologies that are unfamiliar to the healthcare community. We have no assurance that healthcare providers and patients will accept such products, if developed. For example, physicians and/or patients may not accept a product for a particular indication because it has been biologically derived (and not discovered and developed by more traditional means) or if no biologically derived products are currently in widespread use in that indication. Similarly, physicians may not accept RAPTIVA® if they believe other products to be more effective or are more comfortable prescribing other products. Safety concerns may also arise in the course of on-going clinical trials or patient treatment as a result of adverse events or reactions.

Furthermore, government agencies, as well as private organizations involved in healthcare, from time to time publish guidelines or recommendations to healthcare providers and patients. Such guidelines or recommendations can be very influential and may adversely affect the usage of any products we may develop directly (for example, by recommending a decreased dosage of a product in conjunction with a concomitant therapy or a government entity withdrawing its recommendation to screen blood donations for certain viruses) or indirectly (for example, by recommending a competitive product over our product). Consequently, we do not know if physicians or patients will adopt or use our products for their approved indications.

Products and technologies of other companies may render some or all of our products noncompetitive or obsolete.

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

Without limiting the foregoing, we are aware that:

•	in April of 2004, Amgen Inc. and its partner Wyeth Pharmaceuticals, a division of Wyeth, announced that their rheumatoid arthritis and psoriatic arthritis drug, Enbrel®, had been approved by the FDA for the same psoriasis indication as RAPTIVA® and, in September of 2004, they announced that the product received approval in the European Union in this same indication;

•	Biogen Idec Inc. has been marketing Amevive® in the United States to treat the same psoriasis indication as RAPTIVA® and announced in October of 2004 that it had received approval in Canada;

•	Biogen Idec Inc. and Fumapharm AG have taken their psoriasis-treating pill, BG-12, through a Phase III trial in Germany in which, according to the companies, the product significantly reduced psoriasis symptoms in patients;

•	Centocor, Inc., a unit of Johnson & Johnson, has tested its rheumatoid arthritis and Crohn’s disease drug, Remicade®, in phase III clinical trials of patients with moderate to severe plaque psoriasis and has announced the FDA has accepted its license application for this drug in the indication and that the drug has been approved to treat plaque psoriasis in the European Union, psoriatic arthritis in the United States and, in combination with methotrexate, in the European Union;

•	Abbott Laboratories has presented data from a Phase II psoriasis trial showing clinical benefits of its rheumatoid arthritis and psoriatic arthritis drug Humira™ for the treatment of psoriasis;

•	Isotechnika, Inc. has completed a Canadian Phase III trial of ISA247, a trans-isomer of a cyclosporine analog, in 450 patients with moderate to severe psoriasis, achieving all efficacy endpoints; and

•	other companies are developing monoclonal antibody or other products for treatment of inflammatory skin disorders.

There are at least two drugs which may compete with MLN2222. TP10 is a complement inhibitor developed by AVANT for applications including the limitation of complement-mediated damage following surgery on cardiopulmonary by-pass. AVANT has completed a Phase II study where the drug demonstrated treatment benefits in males. Alexion and its partner Proctor & Gamble are developing pexelizumab, a monoclonal antibody. The companies reported in November of 2005 that preliminary results in a Phase III trial of the drug did not achieve its primary endpoint in patients undergoing coronary artery bypass graft surgery.

Currently, there are at least two companies developing topical peptide treatments for acne which may compete with XMP.629. Migenix Inc. and its partner Cutanea Life Sciences, Inc. are developing MBI 594AN, a topical peptide that has completed two Phase II trials for the treatment of acne, and Helix Biomedix, Inc. is developing several peptide compounds.

In collaboration with Chiron, we are co-developing the monoclonal antibody target CD40, and, at the current time, there are several CD40-related programs under development, mostly focused on the development of CD40 ligand products. For example, SGN-40 is a humanized monoclonal antibody under development by Seattle Genetics, Inc. which is targeting CD40 antigen. SGN-40 is currently in Phase I studies in multiple myeloma, non-Hodgkin’s lymphoma, and in a Phase I/II study in chronic lymphocytic leukemia.

It is possible that other companies may be developing other products based on the same human protein as our NEUPREX® product, and these products may prove to be more effective than NEUPREX®. It is also possible that other companies may be developing other products based on the same therapeutic target as our XMA005.2 product and these products may prove to be more effective than XMA005.2.

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

If we and our partners are unable to protect our intellectual property, in particular our patent protection for our principal products and processes, and prevent its use by third parties, our ability to compete in the market will be harmed, and we may not realize our profit potential.

We rely on patent protection, as well as a combination of copyright, trade secret, and trademark laws to protect our proprietary technology and prevent others from duplicating our products. However, these means may afford only limited protection and may not:

•	prevent our competitors from duplicating our products;

•	prevent our competitors from gaining access to our proprietary information and technology; or

•	permit us to gain or maintain a competitive advantage.

Because of the length of time and the expense associated with bringing new products to the marketplace, we and our partners hold and are in the process of applying for a number of patents in the United States and abroad to protect our products and important processes and also have obtained or have the right to obtain exclusive licenses to certain patents and applications filed by others. However, the mere issuance of a patent is not conclusive as to its validity or its enforceability. The United States federal courts or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. In addition, the laws of foreign countries may not protect our intellectual property rights effectively or to the same extent as the laws of the United States. If our intellectual property rights are not adequately protected, we may not be able to commercialize our technologies, products, or services, and our competitors could commercialize our technologies, which could result in a decrease in our sales and market share that would harm our business and operating results. Specifically, the patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions. The legal standards governing the validity of biotechnology patents are in transition, and current defenses as to issued biotechnology patents may not be adequate in the future. Accordingly, there is uncertainty as to:

•	whether any pending or future patent applications held by us will result in an issued patent, or that if patents are issued to us, that such patents will provide meaningful protection against competitors or competitive technologies,

•	whether competitors will be able to design around our patents or develop and obtain patent protection for technologies, designs or methods that are more effective than those covered by our patents and patent applications or

•	the extent to which our products could infringe on the intellectual property rights of others, which may lead to costly litigation, result in the payment of substantial damages or royalties, and/or prevent us from using technology that is essential to our products.

We have established an extensive portfolio of patents and applications, both United States and foreign, related to our BPI-related products, including novel compositions, their manufacture, formulation, assay and use. We have also established a portfolio of patents, both United States and foreign, related to our BCE technology, including claims to novel promoter sequences, secretion signal sequences, compositions and methods for expression and secretion of recombinant proteins from bacteria, including immunoglobulin gene products.

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

Due to the uncertainties regarding biotechnology patents, we also have relied and will continue to rely upon trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. All of our employees have signed confidentiality agreements under which they have agreed not to use or disclose any of our proprietary information. Research and development contracts and relationships between us and our scientific consultants and potential customers provide access to aspects of our know-how that are protected generally under confidentiality agreements. These confidentiality agreements may be breached or may not be enforced by a court. To the extent proprietary information is divulged to competitors or to the public generally, such disclosure may adversely affect our ability to develop or commercialize our products by giving others a competitive advantage or by undermining our patent position.

Litigation regarding intellectual property can be costly and expose us to risks of counterclaims against us.

We may be required to engage in litigation or other proceedings to protect our intellectual property. The cost to us of this litigation, even if resolved in our favor, could be substantial. Such litigation could also divert management’s attention and resources. In addition, if this litigation is resolved against us, our patents may be declared invalid, and we could be held liable for significant damages. In addition, we may be subject to a claim that we are infringing another party’s patent. If such claim is resolved against us, we or our collaborators may be enjoined from developing, manufacturing, selling or importing products, processes or services unless we obtain a license from the other party. Such license may not be available on reasonable terms, thus preventing us from using these products, processes or services and adversely affecting our revenue.

Manufacturing risks and inefficiencies may adversely affect our ability to manufacture products for ourselves or others.

We are subject to manufacturing risks which may hinder our ability to provide manufacturing services for our own benefit or to third parties. Additionally, unanticipated fluctuations in customer requirements may lead to manufacturing inefficiencies. We must provide our manufacturing services in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining acceptable product quality and manufacturing costs. Additional resources and changes in our manufacturing processes may required for each new product or customer or to meet increasing customer requirements once a contract has been initiated, and this work may not be successfully or efficiently completed.

In addition, the development work and products addressed in new contracts may not share production attributes with our existing projects to the extent we anticipate, and consequently these new contracts may require the development of new manufacturing technologies and expertise. If we are unable to develop manufacturing capabilities as needed, on acceptable terms, our ability to complete these contracts or enter into additional contracts may be adversely affected.

Manufacturing and quality problems may arise in the future as we continue to perform these services for our own benefit and under additional manufacturing contracts. Consequently, our internal development goals or milestones under our contracts may not be achieved in a timely manner or at a commercially reasonable cost, or at all. In addition, we continue to make investments to improve our manufacturing processes and to design, develop and purchase manufacturing equipment that may not yield the improvements that we expect. Inefficiencies or constraints related to our manufacturing may adversely affect our overall financial results. Such inefficiencies or constraints may also result in delays or loss of current or potential customers due to their dissatisfaction.

The financial terms of future collaborative or licensing arrangements could result in dilution of our share value.

Funding from collaboration partners and others has in the past and may in the future involve issuance by us of our shares. Because we do not currently have any such arrangements, we cannot be certain how the purchase price of such shares, the relevant market price or premium, if any, will be determined or when such determinations will be made. Any such issuance could result in dilution in the value of our issued and outstanding shares.

Because many of the companies we do business with are also in the biotechnology sector, the volatility of that sector can affect us indirectly as well as directly.

As a biotechnology company that collaborates with other biotech companies, the same factors that affect us directly can also adversely impact us indirectly by affecting the ability of our collaborators, partners and others we do business with to meet their obligations to us and reduce our ability to realize the value of the consideration provided to us by these other companies.

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

We may not be able to successfully operate in any foreign market. We believe that, because the pharmaceutical industry is global in nature, international activities will be a significant part of our future business activities and that, when and if we are able to generate income, a substantial portion of that income will be derived from product sales and other activities outside the United States. Foreign regulatory agencies often establish standards different from those in the United States, and an inability to obtain foreign regulatory approvals on a timely basis could put us at a competitive disadvantage or make it uneconomical to proceed with a product’s development. International operations and sales may be limited or disrupted by:

•	imposition of government controls,

•	export license requirements,

•	political or economic instability,

•	trade restrictions,

•	changes in tariffs,

•	restrictions on repatriating profits,

•	exchange rate fluctuations,

•	withholding and other taxation and

•	difficulties in staffing and managing international operations.

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

We had approximately 218 employees as of December 31, 2005, and we anticipate that we will require additional experienced executive, accounting, research and development, legal, administrative and other personnel in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

Calamities, power shortages or power interruptions at our Berkeley headquarters and manufacturing facility could disrupt our business and adversely affect our operations, and could disrupt the businesses of our customers.

Our principal operations are located in Northern California, including our corporate headquarters and manufacturing facility in Berkeley, California. In addition, many of our collaborators and licensees are located in California. All of these locations are in areas of seismic activity near active earthquake faults. Any earthquake, terrorist attack, fire, power shortage or other calamity affecting our facilities or our customers’ facilities may disrupt our business and could have material adverse effect on our business and results of operations.

We are exposed to an increased risk of product liability claims.

The testing, marketing and sales of medical products entails an inherent risk of allegations of product liability. In the event of one or more large, unforeseen awards of damages against us, our product liability insurance may not provide adequate coverage. A significant product liability claim for which we were not covered by insurance would have to be paid from cash or other assets. To the extent we have sufficient insurance coverage, such a claim would result in higher subsequent insurance rates. In addition, product liability claims can have various other ramifications including loss of future sales opportunities, increased costs associated with replacing products, and a negative impact on our goodwill and reputation, which could also adversely affect our business and operating results.

We may be subject to increased risks because we are a Bermuda company.

Alleged abuses by certain companies that have changed their legal domicile from jurisdictions within the United States to Bermuda have created an environment where, notwithstanding that we changed our legal domicile in a transaction that was approved by our shareholders and fully taxable to our company under United States law, we may be exposed to various prejudicial actions, including:

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

We are a Bermuda company. All or a substantial portion of our assets, including substantially all of our intellectual property, may be located outside the United States. As a result, it may be difficult for shareholders and others to enforce in United States courts judgments obtained against us. We have irrevocably agreed that we may be served with process with respect to actions based on offers and sales of securities made hereby in the United States by serving Christopher J. Margolin, c/o XOMA Ltd., 2910 Seventh Street, Berkeley, California 94710, our United States agent appointed for that purpose. Uncertainty exists as to whether Bermuda courts would enforce judgments of United States courts obtained in actions against us or our directors and officers that are predicated upon the civil liability provisions of the United States securities laws or entertain original actions brought in Bermuda against us or such persons predicated upon the United States securities laws. There is no treaty in effect between the United States and Bermuda providing for such enforcement, and there are grounds upon which Bermuda courts may not enforce judgments of United States courts. Certain remedies available under the United States federal securities laws may not be allowed in Bermuda courts as contrary to that nation’s policy.

Our shareholder rights agreement or bye-laws may prevent transactions that could be beneficial to our shareholders and may insulate our management from removal.

In February of 2003, we adopted a new shareholder rights agreement (to replace the shareholder rights agreement that had expired), which could make it considerably more difficult or costly for a person or group to acquire control of us in a transaction that our board of directors opposes.

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

We may issue additional equity securities and thereby materially and adversely affect the price of our common shares.

We are authorized to issue, without shareholder approval, 1,000,000 preference shares, of which 2,959 were issued and outstanding as of March 8, 2006, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common shares. In addition, we are authorized to issue, without shareholder approval, up to 210,000,000 common shares, of which 89,836,850 were issued and outstanding as of March 3, 2006. If we issue additional equity securities, the price of our common shares and, in turn, the price of our convertible notes may be materially and adversely affected.

If the trading price of our common shares fails to comply with the continued listing requirements of The Nasdaq National Market, we would face possible delisting, which would result in a limited public market for our common shares and make obtaining future debt or equity financing more difficult for us.

If we do not continue to comply with the continued listing requirements for The Nasdaq National Market, then Nasdaq may provide written notification regarding the delisting of our securities. At that time, we would have the right to request a hearing to appeal The Nasdaq determination and would also have the option to apply to transfer our securities to The Nasdaq SmallCap Market.

We cannot be sure that our price will comply with the requirements for continued listing of our common shares on The Nasdaq National Market, or that any appeal of a decision to delist our common shares will be successful. If our common shares lose their status on The Nasdaq National Market and we are not successful in obtaining a listing on The Nasdaq SmallCap Market, our common shares would likely trade in the over-the-counter market.

If our common shares are neither listed for trading on a United States national or regional securities exchange nor approved for trading on The Nasdaq National Market, Nasdaq SmallCap Market or any other established United States system of automated dissemination or quotations of securities prices, it would be deemed a “fundamental change” under the indenture governing our convertible notes, giving the holders thereof the right to require us to repurchase such notes. Our failure to repurchase our convertible notes would constitute an event of default under the notes indenture, which might constitute an event of default under the terms of our other debt.

If our shares were to trade on the over-the-counter market, selling our common shares could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common shares are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common shares, further limiting the liquidity thereof. These factors could result in lower prices and larger spreads in the bid and ask prices for common shares.

Such delisting from The Nasdaq National Market or future declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions. Consent under the Exchange Control Act 1972 (and its related regulations) has been obtained from the Bermuda Monetary Authority for the issue and transfer of our shares, notes and other securities to and between non-residents of Bermuda for exchange control purposes, but this consent is conditional on our shares remaining listed on an appointed stock exchange. We cannot assure you that the Bermuda Monetary Authority will give the same or a similar consent in the event our common shares are no longer listed on The Nasdaq National Market or another appointed stock exchange. In the absence of such a general consent, specific consents of the Bermuda Monetary Authority would be required for certain issues and transfers of our shares, notes and other securities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

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

We produced rBPI21 in 2005, and have previously produced MLN2222, TPO mimetic antibody products, NEUPREX®, RAPTIVA®, MLN2201 and ING-1 for clinical trial and other testing needs at our Berkeley manufacturing facilities, pursuant to a drug manufacturing license obtained from the State of California. We base our manufacturing capability on recombinant DNA technology, which can produce therapeutic products from either mammalian or microbial cells. We have established three fermentation trains with a tank size of 2,750 liters and two fermentation trains with a tank size of 500 liters, and associated isolation and purification systems. We perform our own formulation and have the capacity to fill products for clinical use, although we also contract with third parties for final sterile filling and finishing.

Item 3.	Legal Proceedings

In April of 2005, a complaint was filed in the Circuit Court of Cook County, Illinois, in a lawsuit captioned Hanna v. Genentech, Inc. and XOMA (US) LLC, No. 2005004386, by an alleged participant in one of the clinical trials of RAPTIVA®. The lawsuit was thereafter removed to the United States District Court, Northern District of Illinois, No. 05C 3251. The complaint asserts claims for alleged strict product liability and negligence against Genentech and us based on injuries alleged to have occurred as a result of plaintiff’s treatment in the clinical trials. The complaint seeks unspecified compensatory damages alleged to be in excess of $100,000. Although we have not yet fully assessed the merits of this lawsuit, we intend to vigorously investigate and pursue available defenses. We do not believe that this matter, or the resolution of this matter, will have a material impact upon our future consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were brought to a vote of our shareholders in the quarter ended December 31, 2005.

Executive Officers

Our executive officers and their respective ages, as of December 31, 2005, and positions are as follows:

Name	Age	Title
John L. Castello	69	Chairman of the Board, President and Chief Executive Officer

Patrick J. Scannon, M.D., Ph.D.	58	Senior Vice President, Chief Scientific and Medical Officer and Director

J. David Boyle II	52	Vice President, Finance and Chief Financial Officer

Christopher J. Margolin, Esq.	59	Vice President, General Counsel and Secretary

The Board of Directors elects all officers annually. There is no family relationship between or among any of the officers or directors. Peter B. Davis, our former Vice President, Finance and Chief Financial Officer, retired from our company effective as of June 30, 2005.

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

Mr. Boyle is our Vice President, Finance and Chief Financial Officer. Before joining us in January 2005, he was Vice President, Finance for Polycom, Inc. From 1996 to 1999, he served as Executive Vice President and Chief Financial Officer of Salix Pharmaceuticals Ltd. Before joining Salix, Mr. Boyle spent five years with Serono, S.A. in Switzerland and the United States, most recently as Vice President, Finance and Administration for North America.

Mr. Margolin is our Vice President, General Counsel and Secretary. Prior to joining us in 1991, Mr. Margolin was a corporate attorney holding several different executive legal positions for Raychem Corporation, an international high technology company, for 11 years. From 1975 to 1980, he was a division counsel for TRW Inc. and from 1972 to 1975, he was an associate at the law firm of McCutchen, Black, Verleger and Shea in Los Angeles.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares trade on the Nasdaq National Market under the symbol “XOMA.” The following table sets forth the quarterly range of high and low reported sale prices of our common shares on the Nasdaq National Market for the periods indicated.

	Price Range
	High	Low
2005
First Quarter	$2.74	$1.00
Second Quarter	2.09	0.98
Third Quarter	1.97	1.38
Fourth Quarter	1.94	1.45

2004
First Quarter	$7.71	$4.24
Second Quarter	5.51	3.75
Third Quarter	4.67	1.94
Fourth Quarter	3.02	1.86

On March 3, 2006, there were approximately 2,837 shareholders of record of our common shares, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the common shares held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one shareholder.

We have not paid dividends on our common shares. We currently intend to retain any earnings for use in the development and expansion of our business. We, therefore, do not anticipate paying cash dividends on our common shares in the foreseeable future (see Note 7 to the Consolidated Financial Statements, “Share Capital”).

In the first quarter of 2004, we announced the amendment of certain terms of the November 2001 investment agreement with Millennium. The key elements of the revised investment agreement included an extension of the maturity date of the $5.0 million outstanding convertible debt to April 15, 2004, (or the third business day after the date the related registration statement is declared effective, if later) and a re-scheduling of our decision points regarding whether to sell the remaining $14.7 million worth of common shares to four option dates through March of 2005, at each of which we may issue up to $3,675,000 worth of common shares. In July of 2004, we exercised an option to sell 920,284 shares to Millennium for gross proceeds of $3.7 million or $3.99 per share In November of 2003, we exercised an option to sell 763,719 shares to Millennium for gross proceeds of $5.4 million or $7.07 per share. In June of 2003, we exercised an option to sell 608,766 shares to Millennium for gross proceeds of $4.0 million or $6.57 per share. In December of 2002, we issued 1,443,418 shares to Millennium for gross proceeds of $7.5 million or $5.20 per share. These sales of common shares to Millennium were exempt from registration under the Securities Act pursuant to Section 4(2) thereof. In October of 2004, the investment agreement with Millennium was terminated and there will be no further issuance of common shares to Millennium under this agreement.

In September of 2003, we sold 9,000,000 common shares at a price of $8.00 per share in an underwritten public offering. We received approximately $67.2 million of net proceeds during the third quarter of 2003. In October of 2003, the underwriters for the public offering exercised their option to purchase 1,350,000 common shares at $8.00 per share to cover over-allotments. We received $10.2 million in additional net cash proceeds. The proceeds were used for general corporate purposes.

In December of 2003, we issued 2,959 of Series B preferred shares to Genentech in repayment of the $29.6 million outstanding balance under the convertible subordinated debt agreement. These shares are convertible into approximately 3.8 million common shares, which represents a price of $7.75 per share.

In February of 2005, we issued $60.0 million of 6.5% convertible senior notes due in 2012, the proceeds of which are being used for general corporate purposes, including current research and development projects, the development of new products or technologies, equipment acquisitions, general working capital purposes and operating expenses. The notes were initially convertible into approximately 32 million common shares at a conversion rate of 533.4756 of our common shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $1.87 per common share. Before February 6, 2008, we could not have redeemed the notes. On or after February 6, 2008, we could have redeemed any or all of the notes at 100% of the principal amount, plus accrued and unpaid interest, if our common shares traded at 150% of the conversion price then in effect for 20 trading days in a 30 consecutive trading day period. Holders of the notes could have required us to repurchase some or all of the notes for cash at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest following a fundamental change. In addition, following certain fundamental changes, we would have increased the conversion rate by a number of additional common shares or, in lieu thereof, we could have, in certain circumstances, elected to adjust the conversion rate and related conversion obligation so that the notes would have been convertible into shares of the acquiring, continuing or surviving company. The convertible senior notes were issued, to the initial purchasers, for net proceeds of $56.6 million. The issuance costs of approximately $3.4 million are being amortized on a straight-line basis over the 84 month life of the notes.

In February of 2006, we exchanged all of these convertible senior notes for $60.0 million of 6.5% Convertible SNAPsSM due 2012 and issued an additional $12.0 million of 6.5% Convertible SNAPsSM due 2012 to the public for cash. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”

The section labeled “Equity Compensation Plan Information” appearing in our proxy statement for the 2006 Annual General Meeting of Shareholders is incorporated herein by reference.

Item 6.	Selected Financial Data

The following table contains our selected financial information including statement of operations and balance sheet data for the years 2001 through 2005. The selected financial information has been derived from our audited consolidated financial statements. The selected financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below. The data set forth below is not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data
Total revenues	$18,669	$3,665	$24,412	$29,949	$17,279
Total operating costs and expenses (1)	54,694	81,761	81,950	62,026	44,610

Loss from operations	(36,025)	(78,096)	(57,538)	(32,077)	(27,331)
Other income (expense), net (2)	38,807	(846)	(1,115)	(1,170)	(709)

Net income (loss) from operations before income taxes	$2,782	$(78,942)	$(58,653)	$(33,247)	$(28,040)
Income tax expense	3	—	—	—	—

Net income (loss)	$2,779	$(78,942)	$(58,653)	$(33,247)	$(28,040)

Basic net income (loss) per common share	$0.03	$(0.93)	$(0.78)	$(0.47)	$(0.41)

Diluted net income (loss) per common share	$0.03	$(0.93)	$(0.78)	$(0.47)	$(0.41)

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$20,804	$23,808	$84,812	$36,262	$67,320
Short-term investments	22,732	511	436	391	320
Restricted cash	—	—	—	1,500	—
Current assets	50,288	26,607	97,234	48,770	71,268
Working capital	33,744	3,004	66,776	30,168	52,623
Total assets	72,577	46,260	118,850	71,782	86,107
Current liabilities	16,544	23,603	30,458	18,602	18,645
Long-term liabilities (3)	76,706	47,267	40,178	64,545	53,843
Redeemable convertible preferences shares, at par value (4)	1	1	1	—	—
Accumulated deficit	(675,692)	(678,471)	(599,529)	(540,876)	(507,629)
Total shareholders’ equity (net capital deficiency) (5)	(20,673)	(24,610)	48,214	(11,365)	13,619

(1)	2002 and 2001 include approximately $7.0 million and $1.9 million, respectively, in legal expenses related to our litigation with Biosite Incorporated and certain shareholder litigation. The litigation matters to which these expenses related were settled or otherwise resolved in 2002. 2004, 2003 and 2002, include approximately $16.4 million, $7.5 million and $2.7 million, respectively, of collaboration arrangement expenses related to our collaboration with Genentech on RAPTIVA®. This agreement has been amended and, effective January 1, 2005, we will no longer incur these expenses.
(2)	2005 includes a one-time gain of $40.9 million as a result the restructuring of the Genentech agreement in January 2005.

(3)	2005 includes liabilities incurred in connection with our $60.0 million aggregate principal amount of convertible senior notes due 2012. The interest rate and amount of principal are fixed. In February of 2006, we exchanged all of these convertible senior notes for $60.0 million of 6.5% Convertible SNAPsSM due 2012 and issued an additional $12.0 million of 6.5% Convertible SNAPsSM to the public for cash. See “Subsequent Events.”
(4)	Aggregate liquidation preference of $29.6 million.
(5)	Book values per common share for the periods identified in the table are not disclosed because they would have been negative amounts.

Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004.

	Consolidated Statements of Operations Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2005
Total revenues	$2,993	$5,159	$4,426	$6,091
Total operating costs and expenses	13,753	13,256	12,626	15,059
Other income (expense), net	40,840	(447)	(792)	(794)
Income tax expense	—	38	2	(37)

Net income (loss)	$30,080	$(8,582)	$(8,994)	$(9,725)

Basic net income (loss) per common share	$0.35	$(0.10)	$(0.10)	$(0.11)

Diluted net income (loss) per common share	$0.28	$(0.10)	$(0.10)	$(0.11)

2004
Total revenues	$170	$778	$559	$2,158
Total operating costs and expenses	20,188	21,641	20,434	19,498
Other expense, net	(150)	(180)	(268)	(248)

Net loss	$(20,168)	$(21,043)	$(20,143)	$(17,588)

Basic net income (loss) per common share	$(0.24)	$(0.25)	$(0.24)	$(.21)

Diluted net income (loss) per common share	$(0.24)	$(0.25)	$(0.24)	$(.21)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company that discovers, develops and manufactures antibodies and other genetically-engineered protein products to treat immunological and inflammatory disorders, cancer and infectious diseases.

In the near term, our ability to achieve profitability will be highly dependent on sales levels of RAPTIVA®, which we have been developing under a collaboration agreement with Genentech. Genentech is responsible for the manufacturing, marketing and sales effort in support of this product and we are entitled to receive royalties on worldwide sales. RAPTIVA® has been approved in the United States and the European Union for treating patients suffering from moderate-to-severe plaque psoriasis and is being tested as a treatment for additional indications. Our near-term profits will also be influenced by our ability to generate revenues or benefit from cost-sharing arrangements, from research and development of manufacturing processes or from other development activities. We are developing a number of products, both proprietary and under collaboration agreements with other companies and may enter into additional arrangements. Our objective in development collaborations is to leverage our existing development infrastructure to broaden and strengthen our new product pipeline beyond what we can accomplish with proprietary products, thereby diversifying our development risk and gaining financial support from our collaboration partners.

We incurred a net loss in two of the past three years and expect to continue to operate at a loss until sufficient profits are generated from RAPTIVA® and various manufacturing and development arrangements, or until we achieve additional regulatory approvals and commence commercial sales of additional products. The timing and likelihood of additional approvals is uncertain and there can be no assurance that approvals will be granted or that revenues from product sales will be sufficient to attain profitability.

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

Revenue Recognition

Revenue is generally recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the nature of the fee charged for products or services delivered and the collectibility of those fees.

We recognize revenue from license and collaboration arrangements, contract services, product sales and royalties. Our revenue arrangements with multiple elements are divided into separate units of accounting, if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

Contract Revenue

Contract revenue for research and development involves our providing research and development for manufacturing processes to collaborative partners or others. We recognize revenue under these arrangements as the related research and development costs are incurred and collectibility is reasonably assured. Revenues for certain contracts are accounted for on a percentage-of-completion method where completion is measured by progress towards established contract deliverables and milestones.

Royalty Revenue

Royalty revenue and royalty receivables are generally recorded in the periods these royalties are earned, in advance of collection. The royalty revenue and receivables in these instances are based upon communication with collaborative partners, historical information and forecasted sales trends. Under some of our agreements with licensees that include receipt of royalty revenue, we do not have sufficient historical information to estimate royalty revenues or receivables in the period that these royalties are earned. For these contracts, we record royalty revenue upon cash receipt.

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

Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which superseded FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” we record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Results of Operations

Revenues

Total revenues in 2005 were $18.7 million, compared with $3.7 million in 2004 and $24.4 million in 2003.

License and collaborative fees revenues in 2005 were $5.1 million, compared to $3.6 million in 2004 and $18.9 million in 2003. These revenues include upfront and milestone payments related to the outlicensing of our products and technologies and other collaborative arrangements. The increase of $1.5 million in 2005 as compared with 2004 resulted primarily from an outlicensing agreement with Merck & Co. (“Merck”). The decrease from 2003 to 2004 reflects a $10.0 million fee received from Baxter in 2003 as a result of the termination of agreements between the companies related to the licensing and development of our NEUPREX® product, as well as license fees from several bacterial cell expression technology license arrangements.

Contract and other revenues were $7.4 million in 2005, as compared with $0 in 2004 and $5.4 million and 2003. Contract and other revenue in 2005 includes primarily fees from our service arrangements with NIAID, Genentech and Chiron. 2003 revenues related primarily to service arrangements with Baxter and Onyx. The Baxter agreement was terminated during the third quarter of 2003 and the Onyx agreement was effectively terminated in the fourth quarter of 2003. Baxter and Onyx represented 50% and 20%, respectively, of our total revenues for 2003.

Certain of our license and contract agreements involve continuing performance obligations for services and, in these cases, the related payments received are recorded as deferred revenue and then recognized as revenue over the period of continuing performance obligation. In addition, certain of our contract agreements have retainage provisions whereby a certain percentage of revenue is to be held back until completion of all performance obligations under the agreement. In 2005, the addition of $1.5 million in deferred revenue represents both revenues related to future performance obligations and revenue retained until completion of all performance obligations under the NIAID agreement. In 2004, this included $10.0 million in upfront payments received from Chiron related to a collaboration agreement in oncology, which was initiated in February of 2004, and is being recognized as revenue over the five year expected term of the agreement. Deferred revenue recognized in 2003 related primarily to upfront payments received in prior years from Baxter and Onyx. The following table illustrates the activity in deferred revenue for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	December 31,
	2005	2004	2003
Beginning deferred revenue	$8,333	$90	$2,529
Payments received	0	10,000	200
Revenue deferred	1,527	—	—
Revenue recognized	(2,000)	(1,757)	(2,639)

Ending deferred revenue	$7,860	$8,333	$90

The $7.9 million balance in deferred revenue at December 31, 2005, is expected to be recognized as revenue largely over the next three years. Future amounts may also be impacted by additional consideration received, if any, under existing or any future licensing or other collaborative arrangements.

Revenues from royalties were $6.2 million in 2005, as compared with $0.1 million in 2004 and $0.1 million in 2003. The increase in royalty revenues in 2005 over 2004 and 2003 is due primarily to our royalty arrangement with Genentech on sales of the RAPTIVA® product.

Revenues for 2006 are expected to continue to increase as a result of royalties generated by worldwide sales of RAPTIVA®, the establishment of new manufacturing service arrangements and license fees.

Research and Development Expenses

Generally speaking, biopharmaceutical development includes a series of steps, including in vitro and in vivo preclinical testing, and Phase I, II and III clinical studies in humans. Each of these steps is typically more expensive than the previous step, but actual timing and the cost to us depends on the product being tested, the nature of the potential disease indication and the terms of any collaborative arrangements with other companies. After successful conclusion of all of these steps, regulatory filings for approval to market the products must be completed, including approval of manufacturing processes and facilities for the product. Our research and development expenses currently include costs of personnel, supplies, facilities and equipment, consultants, patent expenses and third party costs related to preclinical and clinical testing.

In 2005, our research and development expenses were $39.9 million, compared with $49.8 million in 2004 and $61.1 million in 2003. The $9.9 million decrease in 2005 compared with 2004 primarily reflects reduced spending on MLN2222 due to the discontinuation of the Millennium collaboration announced in October 2004, reduced spending on TPO Mimetic due to the termination of the Alexion collaboration in the second quarter of 2005, reduced spending on RAPTIVA® following the restructuring of our collaboration arrangement with Genentech in January 2005, as well as reduced spending on XMP.629 and other proprietary new product developments through the year. These reductions were partially offset by increased spending on our collaboration agreements with Chiron, Aphton and Lexicon, our research and development work for NIAID, and our internal development of XMA005.2.

During 2005, we completed an annual review of leasehold improvements. Based on our review, we decided to abandon our plan to add a fermentation unit to our existing research and development facility. As certain leasehold improvements related to this project no longer prolonged the life of the related building nor enhanced its functional use, we expensed approximately $0.6 million to depreciation expense for research and development in December 2005.

In addition, as a result of water damage in our research and development facilities, we received $0.1 million in insurance proceeds in 2005. The damaged facilities were subsequently remediated and these proceeds were recorded as an offset to repairs and maintenance within research and development.

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

	Year ended December 31,
	2005	2004	2003
Earlier stage programs	$30,113	$31,746	$34,061
Later stage programs	9,783	18,038	27,002

Total	$39,896	$49,784	$61,063

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative arrangements. The costs related to internal projects versus collaborative arrangements approximate the following (in thousands):

	Year ended December 31,
	2005	2004	2003
Internal projects	$23,285	$29,829	$24,361
Collaborative arrangements	16,611	19,955	36,702

Total	$39,896	$49,784	$61,063

In 2005, one development program (Chiron) accounted for more than 30% but less than 40% and no development program accounted for more than 40% of our total research and development expenses. In 2004, two development programs (XMP.629 and MLN2222) each individually accounted for more than 10% but less than 20% and no development program accounted for more than 20% of our total research and development expenses. In 2003, one development program (MLN2222) accounted for more than 10% but less than 20%, one development program (RAPTIVA®) accounted for more than 20% but less than 30% and no development program accounted for more than 30% of our total research and development expenses.

We currently anticipate that research and development expenses in 2006 will increase as compared with 2005. We expect our spending on our oncology collaboration with Chiron, including CHIR12.12, our anti-gastrin antibody program with Aphton to continue, as well as increases in spending on our collaboration with Lexicon, our contract with NIAID, development of XMA005.2 and other new projects. Future research and development spending may also be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

General and Administrative Expenses

In 2005, general and administrative expenses were $14.8 million compared with $15.6 million in 2004 and $13.4 million in 2003. The decrease of $0.8 million in 2005 compared with 2004 resulted from lower accounting fees related to the first year implementation of Sarbanes-Oxley in 2004, offset by increased accounting fees related to our two recent debt offerings, one of which was completed in 2005 and the other in 2006. The increase of $2.2 million in 2004 compared with 2003 resulted from higher business development expenses and costs associated with implementing procedures and staffing necessary to meet the requirements of the Sarbanes-Oxley Act of 2002. We anticipate that general and administrative expenses will increase in 2006 due to costs associated with the debt exchange and debt offering as well as costs related to increased business development activities.

Collaborative Arrangement Expenses

Collaborative arrangement expenses, which related exclusively to RAPTIVA®, were zero in 2005. In 2004, collaborative arrangement expenses, which related exclusively to RAPTIVA® (see Note 1) were $16.4 million compared with $7.5 million in 2003. The amounts in 2004 and 2003 reflected our 25% share of commercialization costs for RAPTIVA® in excess of Genentech’s revenues less cost of goods sold, research and development cost sharing adjustments and royalties on sales outside the United States. Because of the restructuring of our arrangement with Genentech, which was effective January 1, 2005, we are no longer responsible for a share of operating costs or research and development expenses, but rather we are entitled to receive royalties on RAPTIVA®’s worldwide sales. Genentech is responsible for all development costs and, to the extent that we provide further clinical trial support or other development services for RAPTIVA®, we will be compensated by Genentech. The collaborative arrangement expenses are as follow (in thousands):

	Year ended December 31,
(amounts in thousands)	2005	2004	2003
Net collaborative loss before R&D expense	$—	$(15,812)	$(10,834)
R&D co-development (charge) benefit	—	(758)	3,383
Royalties from international sales	—	197	—

Total collaboration arrangement expenses	$—	$(16,373)	$(7,451)

In addition to the amounts shown in the above table, we incurred research and development expenses on RAPTIVA® of $1.0 million, $3.9 million and $14.1 million in 2005, 2004 and 2003, respectively.

Investment and Interest Income

In 2005, investment and other income was $1.9 million compared with $0.5 million in 2004 and $0.5 million in 2003. The increase in 2005 compared with 2004 resulted from higher average cash balances due to the $60 million raised in a debt financing at the beginning of 2005, as well as higher interest rates and realized gains on sale of equity investments during the year. Investment income was unchanged from 2003 to 2004. Interest income is expected to decrease in 2006 due to lower cash investment balances.

We review our investments for other-than-temporary impairment whenever the value of the investment is less than the amortized cost. As of December 31, 2005, 19 investments with an aggregate fair value of approximately $15.4 million, had aggregate unrealized losses of $69,000, compared with no investments with unrealized losses in 2004. The unrealized losses were recorded in other comprehensive income. All such investments have been or were in an unrealized loss position for less than six months and have holding periods less than twelve months. We have not previously sold similar investments at a loss, and we currently have the financial ability to hold short-term investments with an unrealized loss until maturity and not incur any recognized losses. As a result, we do not believe any unrealized losses represent an other-than-temporary impairment and thus have not recognized the temporary losses as realized.

Interest Expense

In 2005, interest expense was $4.3 million compared with $1.2 million in 2004 and $1.9 million in 2003. Interest expense for 2005 consisted primarily of interest incurred on our $60.0 million aggregate principal amount of 6.5% convertible senior notes issued in February of 2005, a $12.4 million drawdown on our Chiron loan facility in 2005, as well as $0.5 million in amortized debt issuance costs. Debt issuance costs of approximately $3.4 million, related to the issuance of the $60 million of convertible senior notes, are being amortized on a straight-line basis over the 84 month life of the notes, which is the same as the “effective interest rate method” under Accounting Principles Board Opinion No. 21, “Interest on Receivables and Payables” (“APB 21”). Interest expense for 2004 and 2003 consisted primarily of interest on the convertible notes due to Genentech and Millennium. The decrease in 2004 compared with 2003 resulted from lower interest rates and partial repayment of the notes. Interest expense is expected to increase in 2006 due to higher debt balances related to the recently completed exchange offer and debt offering, higher outstanding balance on the Chiron loan facility and amortization of debt issuance costs in 2006. See “Subsequent Events” below for details of the February financing.

Other Income (Expense)

In 2005, other income (expense) was $41.2 million compared with $(0.1) million in 2004 and $0.3 million in 2003. The 2005 income amount primarily reflects a one-time gain of $40.9 million as a result of the restructuring of the Genentech agreement in January 2005, as well as proceeds of $250,000 from the sale of our issued patents and patent applications related to gelonin and gelonin fusion technology to Research Development Foundation (“RDF”) in June of 2005 offset by losses on the write-off of property and equipment. The 2004 expense reflected a loss on the write-off of property and equipment. The 2003 income amount resulted from gains on sales of investments. Other income is expected to decrease in 2006, as the release of our obligation to repay the $40.9 million development loan to Genentech in 2005 is a one-time event.

Income Taxes

We have recorded cumulative net deferred tax assets of $157.4 million and $173.2 million at December 31, 2005 and 2004, respectively, principally attributable to the timing of the deduction of certain expenses associated with certain research and development expenses, net operating loss and other carryforwards. We also recorded corresponding valuation allowances of $157.4 million and $173.2 million at December 31, 2005 and 2004, respectively, to offset these deferred tax assets, as management cannot predict with reasonable certainty that the deferred tax assets to which the valuation allowance relates will be realized.

As of December 31, 2005, we had federal net operating loss carryforwards of approximately $191.4 million to offset future taxable income. We also had federal research and development tax credit carryforwards of approximately $12.8 million. If not utilized, these carryforwards will begin to expire in 2005. The availability of our net operating loss and tax credit carryforwards may be subject to substantial limitation if it is determined that our ownership has changed by more than 50% over a three year period.

In 2005, income tax expense was $3,000 compared with zero in 2004, the expense in 2005 is related to activities of our foreign operations.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at December 31, 2005, was $43.5 million compared with $24.3 million at December 31, 2004. This $19.2 million increase primarily reflects net proceeds from our convertible debt financing of $56.4 million and the drawdown on our Chiron loan facility of $12.4 million, offset by cash used in operations of $44.2 million, cash used in capital investing activities of $4.8 million, cash used in other financing activities of $0.4 million.

Net cash used in operating activities was $44.2 million in 2005 compared with $44.8 million in 2004 and $47.8 million in 2003. The decrease in net cash used in 2005 compared with 2004, resulted from the decrease in net loss prior to the inclusion of non-cash gain on extinguishment of debt of $40.9 million due to the restructuring the Genentech agreement which helped generate net income for the year of $2.8 million. Cash used in operating activities was also reduced by an increase in cash flows from accounts payable of $6.9 million, an increase in cash flows of $1.1 million on accrued interest on convertible notes and other interest bearing obligations, which were partially offset by a decrease in cash flows from accrued liabilities of $26.6 million related to amounts owed on our collaborations, a decrease in cash flows from deferred revenue of $8.7 million primarily from the $10 million received from Chiron in 2004 related to the initiation of our exclusive collaboration agreement in oncology in February of 2004, and a $14.1 million decrease in cash flows from outstanding receivables primarily relating to the receipt of $10.0 million in receivables from Baxter related to the termination of our agreements in 2004 and an increase of $4.3 million in receivables in 2005 primarily due to our Genentech and NIAID arrangements. The decrease in 2004 compared with 2003 reflected a higher net loss that was offset by $10.0 million received in January of 2004 from Baxter, $8.3 million in deferred revenue remaining from the $10.0 million received from Chiron in 2004 and a $14.1 million increase in cash flows from accrued liabilities primarily related to amounts owed on our collaborations with Genentech and Chiron which were partially offset by a $5.0 million decrease in cash flows from accounts payable and a $7.4 million decrease in cash flows from additions to notes to a collaborative partner for cost allocations.

Net cash used in investing activities for 2005, 2004 and 2003 was $27.4 million, $2.6 million and $0.9 million, respectively. This included net purchases of short-term investments of $22.5 million, $0 and $1.8 for 2005, 2004 and 2003 respectively, and capital expenditures of $4.8 million, $2.6 million and $2.7 million for 2005, 2004, and 2003, respectively. Capital spending in 2006 is expected to increase due to investments in research and development and manufacturing facilities.

Net cash provided by financing activities in 2005, 2004 and 2003 was $68.6, $(13.5) million and $97.3 million, respectively. Financing activities in 2005 consisted of an issuance of convertible senior notes for net proceeds of $56.4 million, drawdowns on our Chiron loan facility of $12.4 million and $0.2 million in proceeds from the issuance of common shares, partially offset by capital lease payments of $0.2 million and payments of short-term notes of $0.1 million. Financing activities in 2004 consisted of a $13.2 million payment to retire our short-term loan obligation to Genentech, a $5.0 million payment of our convertible debt to Millennium, $0.6 million for principal payments on capital lease obligations and $0.4 million for principal payments on a short-

term loan partially offset by $1.4 million in proceeds from the sale of common shares through share option exercises and the employee share purchase plan, $0.5 million proceeds from a short-term note and $3.7 million in proceeds from common shares sold under our investment agreement with Millennium. Financing activities for 2003 consisted of a $10.8 million net funding from Genentech under our development agreement, $77.1 million in net proceeds from common shares sold under a public offering, $9.4 million in proceeds from common shares sold under our investment agreement with Millennium, $0.6 million in proceeds from the exercise of common stock warrants and $0.7 million in proceeds from the sale of common shares through share option exercises and the employee share purchase plan. This was partially offset by principal payments of $0.8 million to retire a short-term loan obligation and $0.6 million for principal payments on capital lease obligations.

We expect our cash, cash equivalents and short-term investments to decrease in 2006 with the use of cash to fund ongoing operations and capital investments, partially offset by proceeds from our Chiron loan facility and an additional $12.0 million issuance of our 6.5% Convertible SNAPsSM as part of the exchange of existing convertible senior notes for $60.0 million 6.5% Convertible SNAPsSM due 2012. See “Subsequent Events” below for details of the February financing.

Payments by period due under contractual obligations at December 31, 2005, mature as follows (in thousands):

Contractual Obligations	Total		Less than 1 year		1 to 3 years		3 to 5 years		More than 5 years
Operating leases	$6,883		$2,871		$3,563		$393		$56
Non-cancelable purchase orders for ongoing operations	—		—		—		—		—
Note payable(a)	12,373			(a)		(a)		(a)	12,373
Note payable(b)—Genentech		(b)		(b)		(b)		(b)		(b)
Convertible Senior Notes(c)	85,350		3,900		7,800		7,800		65,850

Total	$104,606		$6,771		$11,363		$8,193		$78,279

(a)	See “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” and “Collaborative and Licensing Agreements” footnote for further discussion of the interest bearing long-term obligation to Chiron.
(b)	In January of 2005, our agreement with Genentech was amended and Genentech discharged this note. See “Financial and Legal Arrangements of Product Collaborations” for further discussion of the interest bearing long-term obligation to Genentech.
(c)	See “Subsequent Events” below for a description of the February 2006 exchange offer and debt offering.

In addition to the above, we have committed to make potential future “milestone” payments to third parties as part of licensing and development programs. Payments under these agreements generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because it is uncertain if and when these milestones will be achieved, such contingencies have not been recorded on our consolidated balance sheet.

Other than the convertible senior notes, the Chiron note, and the operating lease obligations stated in the table above, we had no other long-term obligations as of December 31, 2005, nor any purchase obligations, as defined in Item 303(a)(5) of Regulation S-K since all of our outstanding purchase obligations are cancelable.

The present outlook is for net losses in 2006 as compared to net income reported in 2005 primarily because in 2005 a non-recurring gain of $40.9 million was recorded in the first quarter of 2005 due to the restructuring of the Genentech agreement, as well as expected increases in research and development expenses in 2006 to support the on-going development of our products. Our strategy is to attempt to continue broadening our product pipeline through both internal development and additional collaborations such as our arrangements with Chiron, Lexicon, and Aphton, and to increase revenues or benefits from cost sharing arrangements which take advantage of our manufacturing and development capabilities.

Based on current spending levels, anticipated revenues, partner funding, and proceeds from our convertible senior notes issued in February of 2005 and February 2006, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through at least 2008. Any significant revenue shortfalls or increases in planned spending on development programs could shorten this period. Additional licensing arrangements or collaborations or otherwise entering into new equity or other financing arrangements could extend this period. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. For a further discussion of the risks related to our business and their effects on our cash flow and ability to raise new funding on acceptable terms, see “Forward Looking Information And Cautionary Factors That May Affect Future Results” included in this Item 7 below.

Although operations are influenced by general economic conditions, we do not believe that inflation had a material impact on financial results for the periods presented. We believe that we are not dependent on materials or other resources that would be significantly impacted by inflation or changing economic conditions in the foreseeable future.

Recent Accounting Pronouncements

In December of 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the year beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and loss per share in 2006. We have elected to use the Black-Scholes Model for valuing our share-based payments. We also elected to follow the prospective adoption method when adopting SFAS 123R. We believe that the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

On April 15, 2005, with the approval of our Board of Directors, we accelerated the vesting of all outstanding employee share options with an exercise price greater than $3.00 per share. Because the exercise price of all the accelerated options exceeded the market price per share of the common shares as of the new measurement date, the acceleration had no impact on our earnings in 2005. The modification to our outstanding employee share options will allow expense recognized in future financial statements to better reflect our compensation strategies under SFAS 123R, which we will adopt as of January 1, 2006.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”) which requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial position or results of operations.

In November 2005, FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. This statement nullifies the requirements of paragraph 10-18 of Emerging Issues Task Force (“EITF”) Issue No. 03-1 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective for reporting periods beginning after December 15, 2005, and we continued to apply relevant “other-than-temporary” guidance as provided for in EITF 03-1 during fiscal 2005. We do not believe that the adoption of the guidance for FSP FAS 115-1 and FAS 124-1 will have a significant effect on our future consolidated financial statements.

Subsequent Events

In February of 2006, we completed an exchange offer with holders of our 6.5% convertible senior notes due 2012 in which we exchanged $60 million aggregate principal amount of our new 6.5% Convertible SNAPsSM due 2012 (the “New Notes”) for all $60.0 million aggregate principal amount of our then outstanding convertible senior notes due 2012. We also issued an additional $12.0 million of New Notes to the public for cash at a public offering price of 104% of principal, or $12.5 million. The New Notes are initially convertible into approximately 38.4 million common shares at a conversion rate of 533.4756 of our common shares per $1,000 principal amount of New Note, which is equivalent to a conversion price of approximately $1.87 per common share. Before February 10, 2010, we may not redeem the New Notes. On or after February 10, 2010, we may redeem any or all of the New Notes at 100% of the principal amount, plus accrued and unpaid interest. In addition, we may automatically convert some or all of the New Notes on or prior to the maturity date if the closing price of our common shares has exceeded 150% of the conversion price then in effect for at least 20 trading days during any consecutive 30 trading day period ending within five trading days prior to the notice of auto-conversion. If we elect to automatically convert, or if holders elect to voluntarily convert, some or all of the New Notes on or prior to February 10, 2010, we must pay or provide for additional interest equal to four years’ worth of interest less any interest paid or provided for, on the principal amount so converted, prior to the date of conversion. Additional interest, if any, shall be paid in cash or, solely at our option and subject to certain limitations, in our common shares valued at the conversion price then in effect.

In accounting for the New Notes, we will apply guidance as set forth in EITF 96-19, Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), EITF 05-7, EITF 00-19, and EITF 01-6 as follows. The exchange offer is a modification of existing debt, rather than extinguishment. The additional interest payment upon conversion is an embedded derivative requiring separate accounting. We considered the provisions of EITF 05-2 and concluded that this is not conventional convertible debt.

In accordance with SFAS 133, we are required to separately account for the additional interest payment feature of the New Notes as an embedded derivative instrument, which must be measured at fair value and reflected on the balance sheet in “other liabilities.” Changes in the fair value of the embedded derivative will be recognized in earnings as a component of other income (expense). We have estimated the fair value of the additional interest payment feature to be $5.8 million, including approximately $1.0 million related to the New Notes issued for cash, based on current information including share price. For the New Notes issued in the exchange offer, this amount will be subtracted from the carrying value of the debt, reflected as a debt discount, which will be amortized as interest expense using the effective interest method through the date the notes are scheduled to mature and separately reported as a derivative liability. For the New Notes issued in the new money offering, this amount will be deducted from the proceeds.

In accounting for the New Notes, we will also apply the guidance set forth in EITF 05-7, which specifies the appropriate basis to account for the auto-conversion feature within the exchange offer as it is a change to the initial conversion option. Under this guidance, the change in fair value of the auto-conversion feature before and after the modification will be reflected as a debt discount/premium and additional paid-in capital over the life of the New Notes. The debt discount/premium will be amortized to earnings over the life of the debt. For purposes of the “as adjusted” numbers in this document, we have estimated the fair value change of the auto-conversion feature to be $0.0 million based on current information including share price, which is reflected as a debt premium.

We also applied the guidance set forth in EITF 00-27, which specifies the appropriate basis to account for contingent beneficial conversion premiums (“BCF”), and noted that no BCF existed for either the New Notes issued in the exchange offer or the New Notes issued for cash.

Forward-Looking Information And Cautionary Factors That May Affect Future Results

Certain statements contained herein related to the sufficiency of our cash resources, future sales of RAPTIVA®, as well as other statements related to current plans for product development and existing and potential collaborative and licensing relationships, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, the period for which our cash resources are sufficient could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated, if anticipated revenues or cost sharing arrangements do not materialize, or if funds are not otherwise available on acceptable terms; and the sales efforts for RAPTIVA® may not be successful if Genentech or its partner, Serono, fails to meet its commercialization goals, due to the strength of the competition, if physicians do not adopt the product as treatment for their patients or if remaining regulatory approvals are not obtained. These and other risks, including those related to the results of pre-clinical testing; the timing or results of pending and future clinical trials (including the design and progress of clinical trials; safety and efficacy of the products being tested; action, inaction or delay by the FDA, European or other regulators or their advisory bodies; and analysis or interpretation by, or submission to, these entities or others of scientific data); changes in the status of existing collaborative relationships; the ability of collaborators and other partners to meet their obligations; our ability to meet the demand of the United States government agency with which we have entered our first government contract; competition; market demands for products; scale-up and marketing capabilities; availability of additional licensing or collaboration opportunities; international operations; share price volatility; our financing needs and opportunities; uncertainties regarding the status of biotechnology patents; uncertainties as to the costs of protecting intellectual property; and risks associated with our status as a Bermuda company, are described in more detail in “Item IA.—Risk Factors.”

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our loan facility. By policy, we make our investments in high quality debt securities, limit the amount of credit exposure to any one issuer, limit duration by restricting the term of the instrument and hold investments to maturity except under rare circumstances. We do not invest in derivative financial instruments.

In February of 2005, we issued $60.0 million of 6.5% convertible senior notes due 2012. In February 2006, we completed an exchange offer for all $60.0 million of our 6.5% convertible senior notes due 2012 for $60.0 million of 6.5% convertible SNAPsSM due 2012 and issued an additional $12.0 million of 6.5% Convertible SNAPsSM to the public for cash. The interest rate and amount of principal of the previously outstanding notes were, and of the new convertible SNAPsSM are, fixed.

In 2005, we drew down $12.4 million against the Chiron $50.0 million loan facility that is due in 2015 at an interest rate based on six month LIBOR plus 2 percent, $6.67% at December 31, 2005. We estimate that a hypothetical 100 basis point change in interest rates could increase or decrease our interest expense by approximately $90,000 on an annualized basis.

We hold interest-bearing instruments that are classified as cash, cash equivalents and short-term investments. Fluctuations in interest rates can affect the principal values and yields of fixed income investments. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed income investments could lose value. The following table presents the amounts and related weighted interest rates of our cash and investments at December 31, 2005 and 2004:

	Maturity	Carrying Amount (in thousands)	Fair Value (in thousands)	Average Interest Rate
December 31, 2005
Cash and cash equivalents	Daily	$20,804	$20,804	2.82%
Short-term investments	Less than 1 year	22,801	22,732	4.23%
December 31, 2004
Cash and cash equivalents	Daily	$23,808	$23,808	2.06%

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements of the registrant, related notes and report of independent registered public accounting firm are set forth beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chairman of the Board, President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chairman of the Board, President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings.

We continue to enhance internal financial controls and staffing consistent with the requirements of the Sarbanes-Oxley Act of 2002. Apart from this, there were no changes in our internal controls over financial reporting during 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial accounting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting follows.

Item 9B.	Other Information

None.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of XOMA Ltd.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that XOMA Ltd. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). XOMA Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that XOMA Ltd. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, XOMA Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of XOMA Ltd. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 2005, of XOMA Ltd. and our report dated March 8, 2006, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 8, 2006

PART III

Item 10.	Directors and Executive Officers of the Registrant

The section labeled “Item 1—Election of Directors” appearing in our proxy statement for the 2006 Annual General Meeting of Shareholders is incorporated herein by reference. Certain information concerning our executive officers is set forth in Part I of this Form 10-K.

Item 11.	Executive Compensation

The section labeled “Compensation of Executive Officers” appearing in our proxy statement for the 2006 Annual General Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The section labeled “Share Ownership” appearing in our proxy statement for the 2006 Annual General Meeting of Shareholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Not applicable.

Item 14.	Principal Accounting Fees and Services

The section labeled “Item 2—Appointment of Independent Registered Public Accounting Firm” appearing in our proxy statement for the 2006 Annual General Meeting of Shareholders is incorporated herein by reference.

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

See “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of March 2006.

XOMA LTD.

By:	/s/ JOHN L. CASTELLO
John L. Castello
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN L. CASTELLO (John L. Castello)	Chairman of the Board, President and Chief Executive Officer	March 8, 2006

/s/ PATRICK J. SCANNON (Patrick J. Scannon)	Director, Senior Vice President and Chief Scientific and Medical Officer	March 8, 2006

/s/ J. DAVID BOYLE II (J. David Boyle II)	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2006

/s/ JAMES G. ANDRESS (James G. Andress)	Director	March 8, 2006

/s/ WILLIAM K. BOWES, JR. (William K. Bowes, Jr.)	Director	March 8, 2006

/s/ PETER BARTON HUTT (Peter Barton Hutt)	Director	March 8, 2006

/s/ ARTHUR KORNBERG (Arthur Kornberg)	Director	March 8, 2006

/s/ W. DENMAN VAN NESS (W. Denman Van Ness)	Director	March 8, 2006

/s/ PATRICK J. ZENNER (Patrick J. Zenner)	Director	March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of XOMA Ltd.

We have audited the accompanying consolidated balance sheets of XOMA Ltd. as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XOMA Ltd. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of XOMA Ltd.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 8, 2006

XOMA Ltd.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$20,804	$23,808
Short-term investments	22,732	511
Receivables, net	5,186	707
Related party receivables	98	167
Prepaid expenses	975	1,414
Debt issuance costs	493	—

Total current assets	50,288	26,607
Property and equipment, net	19,056	19,306
Related party receivables—long-term	93	188
Debt issuance costs—long-term	2,683	—
Deposits	457	159

Total assets	$72,577	$46,260

LIABILITIES AND SHAREHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$5,648	$1,919
Accrued liabilities	5,717	19,331
Accrued interest	1,652	—
Notes payable	—	116
Capital lease obligations	—	237
Deferred revenue	3,527	2,000

Total current liabilities	16,544	23,603
Deferred revenue—long-term	4,333	6,333
Convertible debt—long-term	60,000	—
Interest bearing obligation—long-term	12,373	40,934

Total liabilities	93,250	70,870

Commitments and contingencies (Note 8)

Shareholders’ equity (net capital deficiency):
Preference shares, $.05 par value, 1,000,000 shares authorized
Series A, 135,000 designated, no shares issued and outstanding at December 31, 2005 and 2004	—	—
Series B, 8,000 designated, 2,959 shares issued and outstanding at December 31, 2005 and 2004; aggregate liquidation preference of $29.6 million	1	1
Common shares, $.0005 par value, 210,000,000 shares authorized, 86,312,712 and 85,587,174 shares outstanding at December 31, 2005 and 2004, respectively	43	43
Additional paid-in capital	655,041	653,537
Accumulated comprehensive income	(66)	280
Accumulated deficit	(675,692)	(678,471)

Total shareholders’ equity (net capital deficiency)	(20,673)	(24,610)

Total liabilities and shareholders’ equity (net capital deficiency)	$72,577	$46,260

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues:
License and collaborative fees	$5,061	$3,573	$18,946
Contract and other revenue	7,392	—	5,379
Royalties	6,216	92	87

Total revenues	18,669	3,665	24,412

Operating costs and expenses:
Research and development (including contract related of $5,536, $40, and zero, respectively, for the years ended December 31, 2005, 2004 and 2003)	39,896	49,784	61,063
General and administrative	14,798	15,604	13,436
Collaboration arrangement	—	16,373	7,451

Total operating costs and expenses	54,694	81,761	81,950

Loss from operations	(36,025)	(78,096)	(57,538)
Other income (expense):
Investment and interest income	1,882	499	461
Interest expense	(4,254)	(1,229)	(1,875)
Gain on extinguishment of debt	40,935	—	—
Other income (expense)	244	(116)	299

Net income (loss) before taxes	2,782	(78,942)	(58,653)

Income tax expense	3	—	—

Net income (loss)	$2,779	$(78,942)	$(58,653)

Basic net income (loss) per common share	$0.03	$(0.93)	$(0.78)

Diluted net income (loss) per common share	$0.03	$(0.93)	$(0.78)

Shares used in computing basic and diluted net loss per common share	86,141	84,857	75,070

Shares used in computing basic and diluted net loss per common share	90,063	84,857	75,070

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(NET CAPITAL DEFICIENCY)

(in thousands)

	Preferred Shares		Common Shares		Paid-In Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance, December 31, 2002	—	—	71,794	36	529,354	121	(540,876)	(11,365)
Exercise of share options, contributions to 401(k) and incentive plans	—	—	383	—	1,482	—	—	1,482
Sale of common shares (net)	—	—	11,722	6	86,524	—	—	86,530
Issuance of preferred shares	3	1	—	—	29,589	—	—	29,590
Exercise of warrants	—	—	100	—	585	—	—	585
Comprehensive loss:
Net change in unrealized gain on investments	—	—	—	—	—	45	—	45
Net loss	—	—	—	—	—	—	(58,653)	(58,653)

Comprehensive loss								(58,608)

Balance, December 31, 2003	3	1	83,999	42	647,534	166	(599,529)	48,214
Exercise of share options, contributions to 401(k) and incentive plans	—	—	653	—	2,328	—	—	2,328
Sale of common shares (net)	—	—	920	1	3,675	—	—	3,676
Exercise of warrants	—	—	15	—	—	—	—	—
Comprehensive loss:
Net change in unrealized gain on investments	—	—	—	—	—	114	—	114
Net loss	—	—	—	—	—	—	(78,942)	(78,942)

Comprehensive loss								(78,828)

Balance, December 31, 2004	3	1	85,587	43	653,537	280	(678,471)	(24,610)
Exercise of share options, contributions to 401(k) and incentive plans	—	—	726	—	1,504	—	—	1,504
Sale of common shares (net)	—	—	—	—	—	—	—	—
Comprehensive income:
Net change in unrealized loss on investments	—	—	—	—	—	(346)	—	(346)
Net income	—	—	—	—	—	—	2,779	2,779

Comprehensive income								2,433

Balance, December 31, 2005	3	$1	86,313	$43	$655,041	$(66)	$(675,692)	$(20,673)

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,779	$(78,942)	$(58,653)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,083	4,553	3,991
Common shares contribution to 401(k) and management incentive plans	1,353	926	754
Increase in notes to a collaborative partner for cost allocations	—	—	7,445
Accrued interest on convertible notes and other interest bearing obligations	1,652	578	1,729
Amortization of debt issuance costs	451	—	—
Amortization of premiums on short-term investments	240	—	—
Gain on extinguishment of debt	(40,935)	—	—
Loss on disposal/retirement of property and equipment	11	121	—
(Gain) loss on sale of investments	(271)	35	(299)
Other non-cash adjustments	3	—	—
Changes in assets and liabilities:
Receivables and related party receivables	(4,315)	9,777	(1,787)
Inventory	—	—	1,306
Prepaid expenses	440	(147)	(818)
Deposits and other	(323)	—	13
Accounts payable	3,729	(3,139)	1,858
Accrued liabilities	(13,614)	13,168	(936)
Deferred revenue	(473)	8,243	(2,439)

Net cash used in operating activities	(44,190)	(44,827)	(47,836)

Cash flows from investing activities:
Proceeds from sale of short-term investments	9,224	5	4,299
Purchase of short-term investments	(31,763)	—	(4,000)
Transfer of restricted cash	—	—	1,500
Purchase of property and equipment	(4,844)	(2,643)	(2,678)

Net cash used in investing activities	(27,383)	(2,638)	(879)

Cash flows from financing activities:
Proceeds from short-term loan	0	508	—
Principal payments of short-term loan	(115)	(13,570)	(763)
Payments under capital lease obligations	(237)	(555)	(603)
Proceeds from issuance of long-term notes	12,373	—
Proceeds from issuance of convertible notes	56,397	—	10,787
Principal payments of convertible notes	—	(5,000)	—
Proceeds from issuance of common shares	151	5,078	87,844

Net cash provided by (used in) financing activities	68,569	(13,539)	97,265

Net (decrease) increase in cash and cash equivalents	(3,004)	(61,004)	48,550
Cash and cash equivalents at the beginning of the period	23,808	84,812	36,262

Cash and cash equivalents at the end of the period	$20,804	$23,808	$84,812

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Significant Accounting Policies

Business

XOMA Ltd. (“XOMA” or the “Company”), a Bermuda company, is a biopharmaceutical company that discovers and develops for commercialization antibodies and other genetically-engineered protein products to treat immunological and inflammatory disorders, cancer and infectious diseases. The Company’s products are presently in various stages of development and most are subject to regulatory approval before they can be introduced commercially. The Company has one approved product, RAPTIVA®, which is marketed in the United States and Europe, for the treatment of moderate-to-severe plaque psoriasis under a collaboration agreement with Genentech. XOMA’s pipeline includes both proprietary products and collaborative programs at various stages of preclinical and clinical development.

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

Concentration of Risk

Cash, cash equivalents, short-term investments and accounts receivable are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains money market funds and short-term investments that bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. In 2005, four customers represented 39%, 28%, 14%, and 11% of total revenues and as of December 31, 2005, and there were billed and unbilled receivables of $4.6 million outstanding from three of these customers representing 52%, 22%, and 15% of the balance. In 2004, three customers represented 45%, 14% and 14% of total revenues and as of December 31, 2004, and there were billed and unbilled receivables of $250,000 outstanding from one of these customers.

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

In connection with the revised presentation of RAPTIVA® collaboration profit or loss, the Company reclassified the following amounts (in thousands):

	Year ended December 31, 2003
	Revised	Original	Reclassified
Research and development	$61,063	$57,461	$3,602
General and administrative*	13,436	24,489	(11,053)
Collaboration arrangement	7,451	—	7,451

Total operating costs and expenses	$81,950	$81,950	$—

*	Shown as “Marketing, general and administrative” in prior years.

Beginning January 1, 2005, the collaboration arrangement was re-structured to eliminate the cost and profit sharing arrangement in the United States. XOMA is entitled to receive a royalty on worldwide sales of RAPTIVA® and Genentech will be responsible for all operating and development costs. As a result, the collaboration arrangement line item is not used in the 2005 financial results. XOMA recorded revenue for worldwide royalties as earned and for any clinical trial or other development services which it provides to and is compensated by Genentech.

Critical Accounting Policies

The Company believes the following policies to be the most critical to an understanding of its financial condition and results of operations because they require it to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue Recognition

Revenue is generally recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the nature of the fee charged for products or services delivered and the collectibility of those fees.

The Company recognizes revenue from its license and collaboration arrangements, contract services, product sales and royalties. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

License and Collaborative Fees

Revenue from non-refundable license or technology access payments under license and collaborative agreements where the Company has a continuing obligation to perform is recognized as revenue over the period of the continuing performance obligation.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Contract Revenue

Contract revenue for research and development involves the Company providing research and development for manufacturing processes to collaborative partners or others. The Company recognizes revenue under these arrangements as the related research and development costs are incurred and collectibility is reasonably assured. Revenues for certain contracts are accounted for on a percentage-of-completion method where completion is measured by progress towards established contract deliverables and milestones.

Royalty Revenue

Royalty revenue and royalty receivables are generally recorded in the periods these royalties are earned, in advance of collection. The royalty revenue and receivables in these instances is based upon communication with collaborative partners, historical information and forecasted sales trends. Under some of XOMA’s agreements with licensees that include receipt of royalty revenue, the Company does not have sufficient historical information to estimate royalty revenues or receivables in the period that these royalties are earned. For these contracts, the Company records royalty revenue upon cash receipt.

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

Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which superseded FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Share-Based Compensation

In accordance with the provisions of the SFAS 123, as amended by Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123,” the

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and to adopt the “disclosure only” alternative described in SFAS 123. Under APB 25, if the exercise price of the Company’s employee share options equals or exceeds the fair market value on the date of the grant or the fair value of the underlying shares on the date of the grant as determined by the Company’s Board of Directors, no compensation expense is recognized. Accordingly, the financial statements reflect amortization of compensation resulting from options granted at exercise prices which were below market price at the grant date. Had compensation cost for the Company’s share-based compensation plans been based on the fair value method at the grant dates for awards under these plans consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share amounts):

	Year ended December 31,
	2005	2004	2003
Net income (loss)—as reported	$2,779	$(78,942)	$(58,653)
Deduct—Total share-based employee compensation expense determined under fair value method	(3,633)	(3,640)	(3,305)

Pro forma net loss	$(854)	$(82,582)	$(61,958)

Net loss per common share:
Basic and diluted—as reported	$0.03	$(0.93)	$(0.78)
Basic and diluted—pro forma	$(0.01)	$(0.97)	$(0.83)

The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years indicated below:

	Year ended December 31,
	2005	2004	2003
Dividend yield	0%	0%	0%
Expected volatility	83%	101%	87%
Risk-free interest rate	4.11%	1.71%	1.24%
Expected life	4.4 years	4.5 years	5.1 years

In December of 2004, the Financial Accounting Standards Board issued SFAS 123R, which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.

In addition, under SFAS 123R compensation cost for awards subject to acceleration of vesting or continued vesting upon retirement should be recognized over the period through the date that the employee is no longer required to provide service to earn the award, which in many cases is the first date that the employee is eligible to retire. However, XOMA’s practice has been to recognize compensation cost over the explicit service period, up to the date of actual retirement, a practice that has been allowed for awards granted prior to the adoption of FAS 123R. Upon the adoption of SFAS 123R, XOMA will recognize compensation cost over the period through the date that the employee is eligible to retire. Had XOMA recognized compensation expense for awards subject to acceleration of vesting or continued vesting upon retirement as required by SFAS 123R, XOMA would have recognized an additional compensation expense of $0.1 million in 2005.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following potentially dilutive outstanding securities were not considered in the computation of diluted net loss per share because they would be antidilutive for each of the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year ended December 31,
	2005	2004	2003
Options for common shares	—	5,790	5,545
Warrants for common shares	125	375	600
Convertible preference shares, notes, debentures and related interest, as if converted	28,764	3,818	12,896

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time the Company acquires them to be cash equivalents.

Short-Term Investments

Short-term investments include debt securities classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of tax, if any, reported in other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment and other income. The cost of investments sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are also included in investment and other income.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available-for-sale securities (in thousands) at December 31, 2005 and December 31, 2004 were as follows:

	Year ended December 31, 2005
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$12,702	$—	$(29)	$12,673
Commercial Paper	10,860	3	—	10,863
State and municipal debt securities	8,200	—	—	8,200
Repurchase agreements	6,282	—	—	6,282
U.S. government and agency securities	2,800	—	(40)	2,760
Money market mutual funds	73	—	—	73

	$40,917	$3	$(69)	$40,851
Less cash equivalents	(18,116)	(3)	—	(18,119)

Short-term investments	$22,801	$—	$(69)	$22,732

	Year ended December 31, 2004
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Repurchase agreements	$7,408	$—	$—	$7,408
U.S. corporate securities	231	280	—	511
Money market mutual funds	16	—	—	16

	$7,655	$280	$—	$7,935
Less cash equivalents	(7,424)	—	—	(7,424)

Short-term investments	$231	$280	$—	$511

As of December 31, 2005, 19 investments with an aggregate fair value of approximately $15.4 million, had aggregate unrealized losses of $69,000, compared with no investments with unrealized losses in 2004. The unrealized losses were recorded in other comprehensive income. The Company reviews its instruments for other-than-temporary impairment whenever the value of the instrument is less than the amortized cost. All such investments have been or were in an unrealized loss position for less than six months and have holding periods less than twelve months. The Company has not sold similar investments at a loss and currently has the financial ability to hold short-term investments with an unrealized loss until maturity and not incur any recognized losses. As a result, the Company does not believe any unrealized losses represent an other-than-temporary impairment.

The estimate of fair value is based on publicly available market information or other estimates determined by the Company. The maturities of short-term investments (in thousands) at December 31, 2005, were as follows:

	Cost Basis	Estimated Fair Value
Due in one year or less	$22,801	$22,732
Due after one year through five years	—	—
Due after five years	—	—

Total	$22,801	$22,732

Maturities of state and municipal debt securities are determined by the next interest reset date.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Receivables

Receivables consist of the following (in thousands):

	December 31,
	2005	2004
Trade receivables	$2,880	$250
Collaborations	1,916	444
Other receivables	390	13

Receivables, net	$5,186	$707

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

Property and equipment consist of the following (in thousands):

	December 31,
	2005	2004
Furniture and equipment	$22,946	$20,632
Land	310	310
Construction in Progress	2,215	—
Buildings, leasehold and building improvements	14,555	15,288

	40,026	36,230
Less: accumulated depreciation and amortization	(20,970)	(16,924)

Property and equipment, net	$19,056	$19,306

At December 31, 2005 and 2004, property and equipment includes equipment acquired under capital lease obligations which had a cost of approximately $0 and $1.1 million, respectively, and accumulated amortization of $0 and $0.7 million, respectively.

Depreciation and amortization expense was $5.1 million, $4.6 million and $4.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

During 2005, the Company completed an annual review of leasehold improvements. Based on this review, the Company decided to abandon its plan to add a fermentation unit to its existing research and development facility. As certain leasehold improvements related to this project no longer prolonged the life of the related building nor enhanced its functional use, the Company expensed approximately $0.6 million to depreciation expense for research and development in December 2005.

In addition, as a result of water damage in our research and development facilities, the Company received $0.1 million in insurance proceeds in 2005. The damaged facilities were subsequently remediated and these proceeds were recorded as an offset to repairs and maintenance within research and development.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Accrued collaboration arrangement	$—	$9,144
Accrued payroll costs	2,084	2,359
Accrued management incentive compensation	1,758	2,445
Accrued co-development, net	—	3,361
Accrued legal fees	813	1,176
Customer advances	750	—
Accrued clinical trial costs	1	214
Other	311	632

Total	$5,717	$19,331

Deferred Revenue

Certain of the Company’s license and contract agreements involve continuing performance obligations for services and, in these cases, the related payments received are recorded as deferred revenue and then recognized as revenue over the period of continuing performance obligation. In addition, certain of our contract agreements have retainage provisions whereby a certain percentage of revenue is to be held back until completion of all performance obligations under the agreement. In 2005, the addition of $1.5 million in deferred revenue represents both revenues related to future performance obligations and revenue retained until completion of all performance obligations under the NIAID agreement. In 2004, deferred revenue included $10.0 million in upfront payments received from Chiron related to a collaboration agreement in oncology, which was initiated in February of 2004, and is being recognized as revenue over the five year expected term of the agreement. The following table illustrates the activity in deferred revenue for the years ended December 31, 2005 and 2004 (in thousands):

	December 31,
	2005	2004
Beginning deferred revenue	$8,333	$90
Payments received	0	10,000
Revenue deferred	1,527	—
Revenue recognized	(2,000)	(1,757)

Ending deferred revenue	$7,860	$8,333

The $7.9 million balance in deferred revenue at December 31, 2005, is expected to be recognized as revenue largely over the next three years. Future amounts may also be impacted by additional consideration received, if any, under existing or any future licensing or other collaborative arrangements.

Fair Value of Financial Instruments

The fair value of marketable debt and equity securities is based on quoted market prices. The carrying value of these securities approximates their fair value.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Supplemental Cash Flow Information

Cash paid for interest was $2.4 million, $0.7 million and $0.1 million during the years ended December 31, 2005, 2004 and 2003, respectively. In addition, there were no dividends paid on common shares during the years ended December 31, 2005, 2004 and 2003.

Non-cash transactions from financing activities included the conversion of convertible subordinated notes held by Genentech to equity of zero, zero and $29.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Cash paid for income taxes was approximately $3,000, zero and zero during the years ended December 31, 2005, 2004 and 2003, respectively. Income taxes paid in 2005 are related to activities of the Company’s foreign operations.

Segment Information

The Company currently operates in a single business segment as there is only one measurement of profit (loss) for its operations. Revenues attributed to the following countries for each of the years ended December 31, 2005, 2004 and 2003, are as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
United States	$15,475	$1,757	$10,788
Ireland	3,042	1,794	13,511
Others	152	114	113

Total	$18,669	$3,665	$24,412

Recent Accounting Pronouncements

In December of 2004, the FASB issued SFAS 123R, which replaces SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. XOMA is required to adopt SFAS 123R beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and loss per share in 2006. The Company has elected to use the Black-Scholes Model for valuing its share-based payments. The Company has also elected to follow the prospective adoption method when adopting SFAS 123R. The Company believes that the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

On April 15, 2005, with the approval of the Board of Directors, the Company accelerated the vesting of all outstanding employee share options with an exercise price greater than $3.00 per share. Because the exercise price of all the accelerated options exceeded the market price per share of the common shares as of the new measurement date, the acceleration had no impact on XOMA’s earnings in 2005. The modification to its outstanding employee share options will allow expense recognized in future financial statements to better reflect the Company’s compensation strategies under SFAS 123R, which XOMA will adopt as of January 1, 2006.

In May of 2005, FASB issued SFAS 154 which requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on its consolidated financial position or results of operations.

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1 which addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. This statement nullifies the requirements of paragraph 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective for reporting periods beginning after December 15, 2005. The Company continued to apply relevant “other-than-temporary” guidance as provided for in EITF 03-1 during fiscal 2005 and does not believe that the adoption of the guidance for FSP FAS 115-1 and FAS 124-1 will have a significant effect on its future consolidated financial position or results of operations.

2.	Cash, Cash Equivalents and Short-Term Investments

At December 31, 2005 and 2004, cash and cash equivalents consisted of money market funds and overnight deposits and are reported at fair value. These investments are short term and are classified as available for sale. The carrying value of short-term investments was $22.7 million at December 31, 2005, and $0.5 million at December 31, 2004. Short-term investments at December 31, 2005 consist of debt securities classified as available-for-sale. Short-term investments at December 31, 2004, consisted of only equity securities. During the years ended December 31, 2005, 2004 and 2003, there were ($0.3), zero and $0.3 million in realized gains (losses) on short-term investments. Gains and losses are determined on a specific identification basis.

3.	Short-term Loan

In June of 2004, the Company entered into an unsecured loan agreement with an annual interest rate of 4.75%. The balance at December 31, 2004 was $0.1 million and was paid off in February of 2005.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	License Agreements

XOMA has granted approximately 40 licenses to biotechnology and pharmaceutical companies for use of patented and proprietary technologies relating to bacterial expression of recombinant pharmaceutical products. Seven of these are cross-license arrangements related to the use of XOMA’s bacterial cell expression system technology in phage display. Under the agreements, MorphoSys AG, Biosite Incorporated, Dyax Corp., Cambridge Antibody Technology Limited, BioInvent International AB, Diversa Corporation and Affitech AS received licenses to use XOMA’s antibody expression technology for developing products using phage display-based antibody libraries. XOMA, in exchange, receives license and other fees as well as access to these companies’ antibody display libraries, intellectual property and/or services that complement XOMA’s existing development capabilities and helps support the Company’s own antibody product development pipeline.

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

Total research and development expenses incurred related to the Company’s collaborative agreements were approximately $16.6 million, $20.0 million and $36.7 million in 2005, 2004 and 2003, respectively.

Genentech

In April of 1996, the Company entered into an agreement with Genentech whereby it agreed to co-develop Genentech’s humanized monoclonal antibody product RAPTIVA®. In connection with the agreement, Genentech purchased 1.5 million common shares for approximately $9.0 million and agreed to fund the Company’s development costs for RAPTIVA® until first FDA approval. This funding was through a series of convertible subordinated notes due at the earlier of April of 2005 or upon regulatory approval of RAPTIVA®. Under the terms of the agreement, the Company was entitled to receive 25% of U.S. operating profits or losses from RAPTIVA® in all indications and a royalty on sales outside the U.S. The Company granted Genentech a security interest in its profit share on RAPTIVA® as collateral against any unpaid past due amounts of these loans.

Under the convertible loan agreement, upon FDA approval of the product, which occurred October 27, 2003, the Company elected to defer repayment of approximately $40.0 million as an offset against future proceeds from its 25% share of U.S. operating profits and, on December 22, 2003, the Company issued 2,959 preference shares to Genentech, convertible into 3.8 million common shares, to repay the remaining outstanding balance of the development loan of $29.6 million. The Company received zero and zero million net funding from Genentech under this agreement for the years ended December 31, 2005 and 2004, respectively

An additional debt facility was established to finance the Company’s share of U.S. commercialization costs prior to FDA approval. Under the terms of the agreement, the outstanding balance under the commercial loan of $3.0 million related to 2002 commercialization costs was repaid in cash in January of 2004 and the remaining balance of $10.2 million, which relates to 2003 commercialization costs, was repaid in cash in May of 2004.

The agreement was amended in January of 2005, wherein the cost and profit sharing arrangement was terminated. XOMA is now entitled to earn a mid-single digit royalty on worldwide sales of RAPTIVA® with an additional royalty rate on annual sales in the U.S. in excess of a specified level. Additionally, Genentech agreed to extinguish the Company’s obligation to pay the remaining outstanding balance under the development loan

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and related accrued interest, and in January 2005, the Company recorded a one-time gain to other income of $40.9 million related to the extinguishment of the loan obligation.

RAPTIVA® is license by Genentech outside the United States and Japan through an agreement made with Serono in August of 2002.

The Company is entitled to receive royalties of RAPTIVA® in all indications. In March of 2004, Genentech disclosed its intention to begin clinical testing of the drug in patients suffering from atopic dermatitis. Genentech’s management recently informed the Company that it has decided not to pursue this indication.

See Note 6 to the Consolidated Financial Statements for a discussion of the financing arrangement between XOMA and Genentech.

Chiron

In February of 2004, XOMA entered into an exclusive multi-product collaboration with Chiron for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the agreement, the companies agreed to share costs and profits on a 70-30 basis, with XOMA’s share being 30%. XOMA is entitled to initial payments totaling $10.0 million, which were received in March and June of 2004. This initial $10.0 million is being recognized ratably over sixty months, the expected term of the agreement, as license and collaborative fees.

A loan facility of up to $50.0 million is available to the Company to fund up to 75% of it’s share of development expenses to be incurred beginning in 2005. As of December 31, 2005, the Company has drawn $12.4 million on this loan facility. Chiron’s profit share is subject to a limited upward adjustment, which, in turn, may be reduced if the Company achieves certain milestones or if Chiron elects to extend the program from three to five years.

In October of 2005, Chiron announced it had entered into a definitive merger agreement with Novartis under which Novartis will acquire all of the shares of Chiron that it does not currently own. The merger is expected to be completed in the first half of 2006.

Aphton

In September of 2004, XOMA announced a worldwide collaboration with Aphton Corporation to develop treatments for gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. Under the terms of the agreement, the companies agreed to share all development expenses and all commercialization profits and losses for all product candidates on a 70/30 basis, with the Company’s share being 30%. XOMA is entitled to have worldwide manufacturing rights for these products and the ability to share up to 30% in the commercialization efforts in the United States. Aphton shares U.S. commercialization rights and is entitled to have exclusive rights to commercialize all products outside the United States.

Lexicon

In June of 2005, XOMA entered into a collaboration agreement with Lexicon to jointly develop and commercialize antibody drugs for certain targets discovered by Lexicon. The collaboration is designed to combine Lexicon’s target discovery and biotherapeutics capabilities with XOMA’s antibody generation, process

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

development and manufacturing expertise to accelerate the development and commercialization of novel therapeutic antibodies.

During the three-year initial term, Lexicon will select for submission to the collaboration targets from among those discovered and analyzed in its Genome5000™ program. In this program, Lexicon is using its gene knockout technology to discover the physiological functions of 5,000 potential drug targets. XOMA will generate or engineer antibodies that modulate the collaboration’s targets using phage display libraries and its proprietary Human Engineering™ technology. Lexicon and XOMA will share the responsibility and costs for research, preclinical, clinical and commercialization activities. Costs and profits will be allocated 65% to Lexicon and 35% to XOMA. XOMA will have principal responsibility for manufacturing antibodies for use in clinical trials and commercial sales.

Millennium

In November of 2001, XOMA announced its agreement with Millennium to develop two of Millennium’s biotherapeutic agents, MLN2222 (also known as CAB2) and MLN2201, for certain vascular inflammation indications. Under the original agreement, for each product, the Company was responsible for development activities and related costs through the completion of Phase II trials and for payments to Millennium upon the achievement of certain clinical milestones. After successful completion of Phase II trials, Millennium would have had the right to commercialize the products and XOMA would have had the option to choose between continued participation in the development programs and future profit sharing or being entitled to future royalty and milestone payments.

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

In December of 2003, the Company announced the initiation of a Phase I clinical program for MLN2222, a complement inhibitor for coronary artery bypass graft surgery targeting vascular inflammation associated with such surgery, to evaluate its safety, tolerability, pharmacokinetic and pharmacodynamic properties. In October of 2004, the Company announced the amendment of its agreements with Millennium whereby Millennium assumed responsibility for all development work and expenses for MLN2222 upon initiation of Phase II testing. The Company has now completed a Phase I trial of MLN2222 and has transferred the relevant clinical data from the trial to Millennium. XOMA is obligated to continue to provide quantities of bulk drug substance and services requested and paid for by Millennium for future clinical trials. The Company will be entitled to receive an undisclosed royalty on future net sales of MLN2222, as well as payments related to the achievement of certain clinical and regulatory milestones.

See Note 6 to the Consolidated Financial Statements for a discussion of the related financing arrangement between XOMA and Millennium.

Triton

In October of 2004, the Company entered into an agreement with Triton under which Triton licensed from XOMA the exclusive worldwide right to use the Company’s ING-1 monoclonal antibody with Triton’s Targeted Nano-Therapeutics™ System. The license to Triton includes U.S. and foreign patent rights related to the

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s ING-1 and Human Engineering™ technologies along with several pending applications. ING-1 remains available for licensing outside the field covered by the Triton license.

Cubist

In September of 2005, the Company entered into a letter agreement with Cubist to develop production processes and to manufacture HepeX-B™, a novel two-antibody biologic, in quantities sufficient to conduct Phase III clinical trials. HepeX-B™ is a combination of two fully human monoclonal antibodies that target HBV surface antigens. The product, which has been granted Orphan Drug Status in both the United States and the European Union, is currently being evaluated in Phase II trials for the prevention of HBV re-infection in liver transplant patients. If the contemplated Phase III trials are successful, the companies may extend the relationship to a commercial supply agreement for product launch. The Company has received $0.8 million as an advance under the letter agreement and has incurred $0.4 million in costs in connection with work performed under the agreement. The advance is included in accrued liabilities in the accompanying financial statements and the costs incurred in connection with the arrangement have been included in contract research and development costs.

NIAID

In March of 2005, the Company was awarded a $15.0 million contract from NIAID, a division of the NIH, to develop three anti-botulinum neurotoxin monoclonal antibody therapeutics. The contract work will be performed over an 18-month period and will be 100% funded with Federal funds from NIAID under Contract No. HHSN266200500004C. XOMA will recognize revenue over the life of the contract as the services are performed and, pursuant to the retainage provisions of the contract, a 10% retention on all revenue is deferred and classified as a receivable until completion of the contract. For the fiscal year ended December 31, 2005, the Company recorded revenues of $5.2 million from this contract. Accounts receivables from NIAID at December 31, 2005 amounts to $2.7 million, including retained amounts of $0.7 million.

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

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Alexion

In December of 2003, XOMA entered into a collaboration agreement with Alexion to jointly develop and commercialize a rationally designed TPO mimetic antibody to treat chemotherapy-induced thrombocytopenia. Thrombocytopenia is an abnormal blood condition in which the number of platelets is reduced, potentially leading to bleeding complications. Under the terms of the agreement, XOMA agreed to share development and commercialization expenses with Alexion, including preclinical development, manufacturing and marketing costs world-wide, as well as revenues, generally on a 70-30 basis, with XOMA’s share being 30%. Alexion received a payment from us tied to initiation of the collaboration and is entitled to receive a payment tied to achievement of a regulatory milestone. XOMA is entitled to royalty payments and milestones related to the Company’s bacterial expression technology. In November of 2004, XOMA and Alexion determined that the lead molecule in the Company’s TPO mimetic collaboration did not meet the criteria established in the program for continued development. In the first quarter of 2005, XOMA and Alexion determined not to continue with this development program and, in the second quarter of 2005, the collaboration was terminated.

Zephyr

In November of 2004, XOMA entered into an exclusive worldwide licensing agreement with Zephyr for the research, development and commercialization of products related to BPI, including the Company’s NEUPREX® product which is a particular fragment of rBPI and has been tested in clinical trials in several indications. Under the terms of the agreement, XOMA is entitled to receive license fees totaling up to $11.0 million and milestone payments totaling up to $61.9 million, as well as royalties on sales of future products developed and approved under the agreement. The agreement also included due diligence provisions related to the development of BPI in multiple indications with Zephyr funding all future research and development activities. The agreement did not cover BPI-derived peptide products. In November of 2004, XOMA announced the licensing of the Company’s BPI product platform, including the Company’s NEUPREX® product, to Zephyr. In July of 2005, the Company announced its decision to terminate the license agreement with Zephyr due to Zephyr not meeting the financing requirements of the license agreement. The Company has no further obligations under the terms of the original agreement nor will there be any additional costs related to the termination of the agreement.

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

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The agreement was further amended in January of 2005, wherein XOMA’s liability for the remaining $40.9 million balance outstanding under the development loan, including accrued interest, was extinguished and the profit sharing arrangement was terminated. The Company recorded a one-time gain to other income of $40.9 million related to the extinguishment of the loan. The Company has no further obligation under the loan arrangement.

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

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Chiron

In May of 2005, the Company executed a secured note agreement with Chiron. Under the note agreement, Chiron agreed to make semi-annual loans to the Company, to fund up to 75% of the Company’s research and development and commercialization costs under the collaboration arrangement, not to exceed $50.0 million in an aggregate principal amount. Any unpaid principal amount together with accrued and unpaid interest shall be due and payable in full on June 21, 2015, the tenth anniversary date of the advance date on which the first loan was made. Interest on the unpaid balance of the principal amount of each loan shall accrue at a floating rate per annum which was equal to 6.67% at December 31, 2005, and is payable semi-annually in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50.0 million. Loans under the note agreement are secured by the Company’s interest in its collaboration with Chiron, including its share of any profits arising therefrom. At December 31, 2005, the outstanding principal balance under this note agreement totaled $12.4 million.

Convertible Senior Notes

In February of 2005, XOMA issued $60.0 million of 6.5% convertible senior notes due in 2012, the proceeds of which are being used for general corporate purposes, including current research and development projects, the development of new products or technologies, equipment acquisitions, general working capital purposes and operating expenses. The notes were initially convertible into approximately 32 million common shares at a conversion rate of 533.4756 of the Company’s common shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $1.87 per common share. Before February 6, 2008, the Company could not have redeemed the notes. On or after February 6, 2008, XOMA could have redeemed any or all of the notes at 100% of the principal amount, plus accrued and unpaid interest, if the Company’s common shares traded at 150% of the conversion price then in effect for 20 trading days in a 30 consecutive trading day period. Holders of the notes could have required us to repurchase some or all of the notes for cash at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest following a fundamental change. In addition, following certain fundamental changes, XOMA would have increased the conversion rate by a number of additional common shares or, in lieu thereof, XOMA could have, in certain circumstances, elected to adjust the conversion rate and related conversion obligation so that the notes would have been convertible into shares of the acquiring, continuing or surviving company. The convertible senior notes were issued, to the initial purchasers, for net proceeds of $56.6 million. The issuance costs of approximately $3.4 million are being amortized on a straight-line basis over the 84 month life of the notes, and are disclosed as current and long-term debt issuance costs on the balance sheet.

In February of 2006, XOMA exchanged all of these convertible senior notes for $60.0 million 6.5% Convertible SNAPsSM due 2012 and issued an additional $12.0 million of its 6.5% Convertible SNAPsSM to the public. See “Subsequent Events.”

7.	Share Capital

Common Shares

In July of 2004, the Company issued 920,284 common shares for net proceeds of $3.7 million related to the investment agreement with Millennium.

In June and November of 2003, the Company issued a total of 1,372,485 common shares for net proceeds of $9.4 million related to the investment agreement with Millennium.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Preference Shares

As of December 31, 2005, the Company has the authority to issue 1,000,000 preference shares, par value $.05 per share. Of these, 210,000 preference shares have been designated Series A Preference Shares and 8,000 preference shares have been designated Series B Preference Shares.

•	Series A: As of December 31, 2005, the Company has authorized 210,000 Series A Preference Shares of which none were outstanding at December 31, 2005, 2004 and 2003. (See “Shareholder Rights Plan” below.)

•	Series B: As of December 31, 2005, the Company has authorized 8,000 Series B Preference Shares. In December of 2003, the Company issued 2,959 of the Series B preference shares to Genentech in repayment of $29.6 million of the outstanding balance under the convertible subordinated debt agreement. Pursuant to the rights of the Series B preference shares, the holders of Series B preference shares will not be entitled to receive any dividends on the Series B preference shares. The Series B preference shares will rank senior with respect to rights on liquidation, winding-up and dissolution of XOMA to all classes of common shares. Upon any voluntary or involuntary liquidation, dissolution or winding-up of XOMA, holders of Series B preference shares will be entitled to receive $10,000 per share of Series B preference shares before any distribution is made on the common shares. The holder of the Series B preference shares has no voting rights, except as required under Bermuda law.

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

See Note 6 to the Consolidated Financial Statements, “Convertible Notes and Other Arrangements.”

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

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The maximum number of common shares issuable pursuant to awards made for the years ended December 31, 2005 and 2004, under the two plans were 276,251 and 371,274, respectively, and these shares have been reserved under the Restricted Plan (as defined below).

The amounts charged to expense under the MICP and CICP were $1.5 million, $2.3 million and $1.6 million for the plan years 2005, 2004 and 2003, respectively. As of December 31, 2005, $1.8 million was accrued related to these plans.

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

In 2005 and 2004, employees purchased 129,433 and 254,258 common shares, respectively under the Share Purchase Plan. Payroll deductions under the Share Purchase Plan totaled $47,000, $0.3 million and $0.4 million for 2005, 2004 and 2003, respectively.

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

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

units of Series A Preference Share (or, in certain circumstances, common shares of the acquiring person) with a value of twice the Rights exercise price. The Company will generally be entitled to redeem the Rights at $.001 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on February 26, 2013.

Shares Reserved for Future Issuance

The Company has reserved common shares for future issuance as of December 31, 2005, as follows:

Share option plans	8,718,160
Convertible preference shares	3,818,065
Employee share purchase plan	790,089
Warrants	125,000

Total	13,451,314

The Series B preference shares are convertible into common shares. On December 22, 2003, the Company issued 2,959 shares to Genentech in payment of the $29.6 million outstanding balance under the convertible subordinated note agreement.

Share Options and Warrants

At December 31, 2005, the Company had share-based compensation plans, as described below. The aggregate number of common shares that may be issued under these plans is 11,765,000 shares.

Share Option Plan

Under the Company’s amended 1981 Share Option Plan (“Option Plan”), qualified and non-qualified options of the Company’s common shares may be granted to certain employees and other individuals as determined by the Board of Directors at not less than the fair market value of the shares at the date of grant. Options granted under the Option Plan may be exercised when vested and expire generally ten years from the date of grant or three months from the date of termination of employment (longer in the case of death or certain retirements). Options granted generally vest over four or five years. The Option Plan will terminate on November 15, 2011. Up to 11,150,000 shares are authorized for issuance under the Option Plan. As of December 31, 2005, options covering 4,913,801 common shares were outstanding under the Option Plan.

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

The Company has granted options with exercise prices at 85% of fair market value on the date of grant. Up to 1,500,000 shares are authorized for issuance under the Restricted Plan, subject to the condition that not more

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

than 11,150,000 shares are authorized under both the Option Plan and the Restricted Plan. As of December 31, 2005, options covering 183,795 common shares were outstanding under the Restricted Plan.

The Company amortizes deferred compensation, which is the difference between the issuance price or exercise price as determined by the Board of Directors and the fair market value of the shares at the date of sale or grant over the period benefited.

Directors Share Option Plan and Other Options

In 1992, the shareholders approved a Directors Share Option Plan (“Directors Plan”) which provides for the issuance of options to purchase common shares to non-employee directors of the Company at 100% of the fair market value of the shares on the date of the grant. Up to 600,000 shares are authorized for issuance during the term of the Directors Plan. Options vest on the date of grant and have a term of up to ten years. As of December 31, 2005, options for 309,500 common shares were outstanding under the Directors Plan.

In addition, in July of 2002, the Company granted a non-qualified fully-vested option to a director to purchase 15,000 common shares at 100% of the fair market value of the shares on the date of grant, which will expire in ten years. This option was not issued as part of the Directors Plan.

Share Option Plans Summary

A summary of the status of the all of Company’s share option plans as of December 31, 2005, 2004 and 2003, and changes during years ended on those dates is presented below:

	2005		2004		2003
Options:	Shares	Price*	Shares	Price*	Shares	Price*
Outstanding at beginning of year	5,789,555	$5.42	5,544,676	$5.44	4,769,463	$5.89
Granted
(1)	2,000	1.52	1,000	3.26	3,500	6.41
(2)	1,376,000	1.50	1,196,200	5.07	1,301,400	4.10
Exercised	—	—	(248,319)	2.60	(165,361)	3.21
Forfeited, expired or cancelled (3)	(1,745,459)	3.78	(704,002)	5.96	(364,326)	7.49

Outstanding at end of year	5,422,096	4.96	5,789,555	5.42	5,544,676	5.44

Exercisable at end of year	4,187,258		3,841,358		3,555,466

Weighted average fair value of options granted
(1)		$0.96		$2.32		$6.41
(2)		$0.96		$3.56		$4.10

*	Weighted-average exercise price:

(1)	Option price less than market price on date of grant as provided for in the Restricted Share Plan.

(2)	Option price equal to market price on date of grant.

(3)	The Company adjusts for forfeitures as they occur.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about share options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Life *	Price **	Number	Price **
$ 1.08 –1.41	966,750	9.17	$1.41	95,000	$1.41
1.44 – 3.30	459,000	8.69	2.07	95,912	2.60
3.33 – 3.33	594,500	7.16	3.33	594,500	3.33
3.38 – 4.56	740,695	3.72	3.98	740,695	3.98
4.70 – 5.63	766,617	5.31	5.30	766,617	5.30
5.64 – 6.75	641,350	5.96	6.08	641,350	6.08
6.87 – 9.56	584,684	4.63	8.30	584,684	8.30
9.75 – 10.16	559,000	5.34	9.97	559,000	9.97
10.45 – 12.60	79,500	5.33	10.86	79,500	10.86
12.99 – 12.99	30,000	5.41	12.99	30,000	12.99

1.08 – 12.99	5,422,096	6.28	4.96	4,187,258	5.96

*	Weighted-average remaining contractual life

**	Weighted-average exercise price

Warrants

In February of 2000, warrants to purchase up to 250,000 common shares at $5.00 per share were issued to the placement agents in conjunction with a private placement of common shares. All of these warrants expired in February of 2005.

In July of 1999, warrants to purchase up to 150,000 common shares at $5.75 per share were issued to the placement agents in conjunction with a private placement of common shares. All of these warrants expired in July of 2004.

XOMA issued 379,000 warrants to purchase common shares in January of 1999 and March of 1999. Each January and March 1999 warrant entitled the holder thereof to purchase one common share, subject to anti-dilution adjustments. The remaining holder, OTAPE Investments LLC, exercised the remaining warrants in a net issuance in January of 2004 for 15,500 common shares. As of December 31, 2005, none of these warrants were outstanding.

In July of 1998, warrants to purchase 250,000 common shares at $6.00 per share were issued to Incyte Corporation in partial payment of license fees. These warrants expire in July of 2008. As of December 31, 2005, there were 125,000 of these warrants outstanding.

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

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on future sales or licensing of products that incorporate certain products and technologies developed by those institutions.

Leases

As of December 31, 2005, the Company leased administrative, research facilities, and office equipment under operating leases expiring on various dates through 2011.

Future minimum lease commitments are as follows (in thousands):

Operating Leases
2006	$2,871
2007	2,710
2008	852
2009	199
2010	195
Thereafter	56

Minimum lease payments	$6,883

Total rental expense was approximately $2.9 million, $2.9 million and $2.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Legal Proceedings

In April of 2005, a complaint was filed in the Circuit Court of Cook County, Illinois, in a lawsuit captioned Hanna v. Genentech, Inc. and XOMA (US) LLC, No. 2005004386, by an alleged participant in one of the clinical trials of RAPTIVA®. The lawsuit was thereafter removed to the United States District Court, Northern District of Illinois, No. 05C 3251. The complaint asserts claims for alleged strict product liability and negligence against Genentech and the Company based on injuries alleged to have occurred as a result of plaintiff’s treatment in the clinical trials. The complaint seeks unspecified compensatory damages alleged to be in excess of $100,000. Although the Company has not yet fully assessed the merits of this lawsuit, it intends to vigorously investigate and pursue available defenses. The Company does not believe that this matter, or the resolution of this matter, will have a material impact upon its future consolidated financial position or results of operations.

9.	Income Taxes

The significant components of net deferred tax assets as of December 31, 2005 and 2004, are as follows (in millions):

	December 31,
	2005	2004
Capitalized research and development expenses	$60.1	$68.5
Net operating loss carryforwards	70.7	81.7
Research and development and other credit carryforwards	20.9	19.5
Other	5.7	3.5
Valuation allowance	(157.4)	(173.2)

Net deferred tax assets	$—	$—

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net increase (decrease) in the valuation allowance was $(15.8) million, $45.4 million and $2.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Approximately $32.3 million in unutilized net operating loss carryforwards (“NOLs”) expired in 2005.

FASB Statement No. 109, “Accounting for Income Taxes,” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and carryback potential, the Company has determined that total deferred tax assets should be fully offset by a valuation allowance.

XOMA’s accumulated federal and state tax net operating loss carryforwards and credit carryforwards as of December 31, 2005, are as follows:

	Amounts (in millions)	Expiration Dates
Federal
NOLs	$191.4	2006 – 2025
Credits	12.8	2006 – 2025
State
NOLs	94.0	2007 – 2015
Credits	12.4	Do not expire

The availability of the Company’s net operating loss and tax credit carryforwards may be subject to substantial limitation if it should be determined that there has been a change in ownership of more than 50 percent of the value of the Company’s shares over a three year period.

In 2005, income tax expense was $3,000 compared with zero in 2004, the expense in 2005 is related to activities of our foreign operations.

10.	Related Party Transactions

In 1993, the Company granted a short-term, secured loan to an officer, director and shareholder of the Company which has been extended annually. In March of 2003, the outstanding principal and interest were paid in full.

11.	Deferred Savings Plan

Under section 401(k) of the Internal Revenue Code of 1986, the Board of Directors adopted, effective June 1, 1987, a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 50% of their eligible compensation per payroll period, up to a maximum for 2005 of $14,000 (or $18,000 for employees over 50 years of age). The Company may, at its sole discretion, make contributions each plan year, in cash or in the Company’s common shares, in amounts which match up to 50% of the salary deferred by the participants. The expense related to these contributions was $0.6 million; $0.6 million and $0.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

12.	Subsequent Events

In February of 2006, the Company completed an exchange offer with holders of its 6.5% convertible senior notes due 2012 in which the Company exchanged $60.0 million aggregate principal amount of its new 6.5% Convertible SNAPsSM due 2012 (New Notes) for all $60.0 million aggregate principal amount of its then outstanding convertible senior notes due 2012. XOMA also issued an additional $12.0 million of New Notes to the public for cash at a public offering price of 104% of principal, or $12.5 million. The New Notes are initially

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

convertible into approximately 38.4 million common shares at a conversion rate of 533.4756 of its common shares per $1,000 principal amount of New Note, which is equivalent to a conversion price of approximately $1.87 per common share. Before February 10, 2010, the Company may not redeem the New Notes. On or after February 10, 2010, the Company may redeem any or all of the New Notes at 100% of the principal amount, plus accrued and unpaid interest. In addition, XOMA may automatically convert some or all of the New Notes on or prior to the maturity date if the closing price of its common shares has exceeded 150% of the conversion price then in effect for at least 20 trading days during any consecutive 30 trading day period ending within five trading days prior to the notice of auto-conversion. If the Company elects to automatically convert, or if holders elect to voluntarily convert, some or all of the New Notes on or prior to February 10, 2010, it must pay or provide for additional interest equal to four years’ worth of interest less any interest paid or provided for, on the principal amount so converted, prior to the date of conversion. Additional interest, if any, shall be paid in cash or, solely at the Company’s option and subject to certain limitations, in its common shares valued at the conversion price then in effect.

In accounting for the New Notes, XOMA will apply guidance as set forth in EITF 96-19, SFAS 133, EITF 05-7, EITF 00-19, and EITF 01-6 as follows. The exchange offer is a modification of existing debt, rather than extinguishment. The additional interest payment upon conversion is an embedded derivative requiring separate accounting. The Company considered the provisions of EITF 05-2 and concluded that this is not conventional convertible debt.

In accordance with SFAS 133, XOMA is required to separately account for the additional interest payment feature of the New Notes as an embedded derivative instrument, which must be measured at fair value and reflected on the balance sheet in “other liabilities.” Changes in the fair value of the embedded derivative will be recognized in earnings as a component of other income (expense). The Company has estimated the fair value of the additional interest payment feature to be $5.8 million, including approximately $1.0 million related to the New Notes issued for cash, based on current information including share price. For the New Notes issued in the exchange offer, this amount will be subtracted from the carrying value of the debt, reflected as a debt discount, which will be amortized as interest expense using the effective interest method through the date the notes are scheduled to mature and separately reported as a derivative liability. For the New Notes issued in the new money offering, this amount will be deducted from the proceeds.

In accounting for the New Notes, XOMA will also apply the guidance set forth in EITF 05-7, which specifies the appropriate basis to account for the auto-conversion feature within the exchange offer as it is a change to the initial conversion option. Under this guidance, the change in fair value of the auto-conversion feature before and after the modification will be reflected as a debt discount/premium and additional paid-in capital over the life of the New Notes. The debt discount/premium will be amortized to earnings over the life of the debt. The Company has estimated the fair value change of the auto-conversion feature to be $0.0 million based on current information including share price, which is reflected as a debt premium.

XOMA also applied the guidance set forth in EITF 00-27, which specifies the appropriate basis to account for contingent beneficial conversion premiums, and noted that no BCF existed for either the New Notes issued in the exchange offer or the New Notes issued for cash.

Index to Exhibits

Exhibit Number

1	Underwriting Agreement dated as of September 19, 2003 by and between XOMA Ltd. and the several underwriters named therein (Exhibit 2)[1]

3.1	Memorandum of Continuance of XOMA Ltd. (Exhibit 3.4)[2]

3.2	Bye-Laws of XOMA Ltd. (as amended) (Exhibit 3.2)[3]

4.1	Shareholder Rights Agreement dated as of February 26, 2003, by and between XOMA Ltd. and Mellon Investor Services LLC as Rights Agent (Exhibit 4.1)[3]

4.2	Form of Resolution Regarding Preferences and Rights of Series A Preference Shares (Included as Exhibit A to Exhibit 4.1 above) (Exhibit 4.2)[3]

4.3	Form of Resolution Regarding Preferences and Rights of Series B Preference Shares (Exhibit 4.3)[2]

4.5	Form of Common Stock Purchase Warrant (Incyte Warrants) (Exhibit 2)[4]

4.6	Form of Common Share Purchase Warrant (January and March 1999 Warrants) (Exhibit 5)[5]

4.7	Form of Common Share Purchase Warrant (July 1999 Warrants) (Exhibit 4)[6]

4.8	Form of Common Share Purchase Warrant (2000 Warrants) (Exhibit 4)[7]

4.9	Indenture dated as of February 7, 2005, between XOMA Ltd. and Wells Fargo Bank, National Association, as trustee (Exhibit 4.1)[8]

4.10	Indenture between XOMA Ltd. and Wells Fargo Bank, National Association, as trustee, relating to the Company’s 6.50% Convertible SNAPsSM due February 1, 2012 (Exhibit 2) [39]

10.1	1981 Share Option Plan as amended and restated (Exhibit 10.1)[9]

10.1A	Form of Share Option Agreement for 1981 Share Option Plan (Exhibit 10.2)[9]

10.1B	Amendment to 1981 Share Option Plan (Exhibit 10.1B)[34]

10.1C	Amendment No. 2 to 1981 Share Option Plan (Exhibit 10.1C)[34]

10.2	Restricted Share Plan as amended and restated (Exhibit 10.3)[9]

10.2A	Form of Share Option Agreement for Restricted Share Plan (Exhibit 10.4)[9]

10.2B	Form of Restricted Share Purchase Agreement for Restricted Share Plan (Exhibit 10.5)[9]

10.2C	Amendment to Restricted Share Plan (Exhibit 10.2C)[34]

10.2D	Amendment No. 2 to Restricted Share Plan (Exhibit 10.2D)[34]

10.3	1992 Directors Share Option Plan as amended and restated (Exhibit 10.7) (Exhibit 10.3)[34]

10.3A	Form of Share Option Agreement for 1992 Directors Share Option Plan (initial grants) (Exhibit 10.8)[9]

10.3B	Form of Share Option Agreement for 1992 Directors Share Option Plan (subsequent grants) (Exhibit 10.9)[9]

10.3C	2002 Director Share Option Plan (Exhibit 10.10)[9]

10.4	Management Incentive Compensation Plan as amended and restated (Exhibit 10.6)[9]

10.4A	Amendment to Management Incentive Compensation Plan (Exhibit 10.4A)[34]

Exhibit Number
10.5	1998 Employee Share Purchase Plan (Exhibit 10.11)[9]

10.5A	Amendment to 1998 Employee Share Purchase Plan (Exhibit 10.5A)[34]

10.5B	Amendment to 1998 Employee Share Purchase Plan (Exhibit 10.5B)[34]

10.6	Form of indemnification agreement for officers (Exhibit 10.6)[10]

10.7	Form of indemnification agreement for employee directors (Exhibit 10.7)[10]

10.8	Form of indemnification agreement for non-employee directors (Exhibit 10.8)[10]

10.9	Employment Agreement dated April 29, 1992, between the Company and John L. Castello (Exhibit 10.9)[10]

10.10	Employment Agreement dated July 1, 2005, between the Company and J. David Boyle II (Exhibit 10.1)[36]

10.11	Employment Agreement dated March 25, 2005, between XOMA (US) LLC and Patrick J. Scannon, M.D., Ph.D. (Exhibit 10.11)[35]

10.12	Employment Agreement dated February 23, 2005, between XOMA (US) LLC and Christopher J. Margolin (Exhibit 10.12)[34]

10.14	Lease of premises at 890 Heinz Street, Berkeley, California dated as of July 22, 1987 (Exhibit 10.12)[10]

10.15	Lease of premises at Building E at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of April 21, 1988 (Exhibit 10.13)[10]

10.16	Lease of premises at Building C at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of August 26, 1987 (Exhibit 10.14)[10]

10.17	Letter of Agreement regarding CPI adjustment dates for leases of premises at Buildings C, E and F at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 (Exhibit 10.15)[10]

10.18	Lease of premises at 2910 Seventh Street, Berkeley, California dated March 25, 1992 (Exhibit 10.16)[10]

10.19	Lease of premises at 5860 and 5864 Hollis Street, Emeryville, California dated as of November 2, 2001 (with addendum) (Exhibit 10.19)[12]

10.20	Lease of premises at 2850 Seventh Street, Second Floor, Berkeley, California dated as of December 28, 2001 (with addendum and guaranty) (Exhibit 10.20)[12]

10.21	License Agreement dated as of August 31, 1988 between the Company and Sanofi (with certain confidential information deleted) (Exhibit 10.27)[10]

10.22	Amended and Restated Research and License Agreement dated September 1, 1993, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28)[10]

10.22A	Third Amendment to License Agreement dated June 12, 1997, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28A)[10]

10.22B	Fourth Amendment to License Agreement dated December 23, 1998, between the Company and New York University (Exhibit 10.22B)[13]

Exhibit Number
10.22C	Fifth Amendment to License Agreement dated June 25, 1999, between the Company and New York University (Exhibit 10.21C)[14]

10.22D	Sixth Amendment to License Agreement dated January 25, 2000, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.1)[15]

10.22E	Seventh Amendment to License Agreement by and among New York University, XOMA Technology Limited and XOMA Ireland Limited effective as of November 10, 2004, (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)[33]

10.23	Cross License Agreement dated December 15, 1993, between Research Development Foundation and the Company (with certain confidential information deleted) (Exhibit 10.23)[13]

10.24	Cross License Agreement dated December 15, 1993, between the Company and Research Development Foundation (with certain confidential information deleted) (Exhibit 10.24)[13]

10.25	Technology Acquisition Agreement dated June 3, 1994, between Connective Therapeutics, Inc. (now called Connetics Corporation) and the Company (with certain confidential information deleted) (Exhibit 10.46)[11]

10.25A	Amendment Number One to Technology Acquisition Agreement dated December 8, 1999, between Connetics Corporation and XOMA (US) LLC (with certain confidential information deleted) (Exhibit 10.23A)[14]

10.25B	Agreement dated December 8, 1999, by and between The Immune Response Corporation and XOMA (US) LLC (with certain confidential information deleted) (Exhibit 10.23B)[14]

10.26	Collaboration Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.1)[15]

10.26A	Amendment to Collaboration Agreement, dated as of April 14, 1999, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.5)[16]

10.26B	Amended and Restated Collaboration Agreement, dated March 31, 2003, by and between XOMA (US) LLC and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[24]

10.26C	Second Amended and Restated Collaboration Agreement dated January 12, 2005 by and between XOMA (US) LLC and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.26C)[34]

10.27	Common Stock and Convertible Note Purchase Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.2)[17]

10.27A	Amendment to Common Stock and Convertible Note Purchase Agreement, dated as of April 14, 1999, between XOMA Ltd. and Genentech, Inc. (Exhibit 10.6)[16]

Exhibit Number
10.28	Convertible Subordinated Note Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.3)[17]

10.28A	Amendment to Convertible Subordinated Note Agreement, dated as of June 13, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.4)[17]

10.28B	Second Amendment to Convertible Subordinated Note Agreement, dated as of April 14, 1999, between the XOMA Ltd. and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.7)[16]

10.28C	Amended and Restated Convertible Secured Note Agreement (Development Loan), dated as of March 31, 2003 (Exhibit 3)[24]

10.28D	Secured Note Agreement (Commercial Launch Loan), dated as of March 31, 2003 (Exhibit 4)[24]

10.28E	Security Agreement, dated as of March 31, 2003, by and between XOMA Ltd. and Genentech, Inc. (Exhibit 5)[24]

10.28F	Registration Rights Agreement, dated as of March 31, 2003, by and between XOMA Ltd. and Genentech, Inc. (Exhibit 6)[24]

10.29	License Agreement between Incyte Pharmaceuticals, Inc. and XOMA Corporation effective as of July 9, 1998, (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 1)[4]

10.29A	Amendment No. 1 to License Agreement by and among Incyte Corporation, XOMA Technology Limited and XOMA Ireland Limited effective as of November 10, 2004, (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)[33]

10.30	Registration Rights Agreement dated as of July 9, 1998, by and among the Company and Incyte Pharmaceuticals, Inc. (Exhibit 3)[4]

10.31	Form of Subscription Agreement, dated as of January 28, 1999, by and between XOMA Ltd. and the purchasers of Common Shares in the January 1999 Private Placement (Exhibit 2)[5]

10.32	Form of Registration Rights Agreement, dated as of January 28, 1999, by and between XOMA Ltd. and the purchasers of Common Shares in the January 1999 Private Placement (Exhibit 3)[5]

10.33	Form of Escrow Agreement, dated as of January 28, 1999, by and between XOMA Ltd., Brian W. Pusch, as Escrow Agent and the purchasers of Common Shares in the January 1999 Private Placement (Exhibit 4)[5]

10.34	License Agreement dated as of January 25, 2000, between XOMA Ireland Limited and Baxter Healthcare Corporation (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[18]

10.34A	Letter Agreement, dated June 30, 2003, terminating the License Agreement, dated as of January 25, 2000, between XOMA Ireland Limited and Baxter Healthcare Corporation (Exhibit 10.3)[26]

Exhibit Number
10.35	Supply and Development Agreement dated as of January 25, 2000, between XOMA (US) LLC and Baxter Healthcare Corporation (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3)[18]

10.35A	Letter Agreement, dated June 30, 2003, terminating the Supply Agreement effective as of January 25, 2000, between XOMA (US) LLC and Baxter Healthcare Corporation (Exhibit 10.4)[26]

10.36	Form of Subscription Agreement, dated as of February 8, 2000, by and between XOMA Ltd. and the purchasers of Common Shares in the February 2000 Private Placement (Exhibit 2)[7]

10.37	Form of Registration Rights Agreement, dated as of February 11, 2000, by and between XOMA Ltd. and the purchasers of Common Shares in February 2000 Private Placement (Exhibit 3)[7]

10.38	Form of Registration Rights Agreement, dated as of February 11, 2000, by and between XOMA Ltd. and the placement agents in the February 2000 private placement (Exhibit 5)[7]

10.39	Process Development and Manufacturing Agreement, dated as of January 29, 2001, between XOMA (US) LLC and Onyx Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[19]

10.39A	Amendment #1 to the Process Development and Manufacturing Agreement, dated as April 15, 2002, between XOMA (US) LLC and Onyx Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 39A)[20]

10.40	Development and License Agreement, dated November 26, 2001, by and among XOMA (US) LLC, XOMA Ireland Limited and Millennium Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[21]

10.40A	Omnibus Agreement dated as of October 8, 2004 by and among XOMA (US) LLC, XOMA Ireland Limited and Millennium Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)[31]

10.41	Investment Agreement, dated as of November 26, 2001, by and among XOMA, Millennium Pharmaceuticals, Inc. and mHoldings Trust (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3)[21]

10.41A	Letter Agreement, dated May 16, 2003, by and among XOMA Ltd., Millennium Pharmaceuticals, Inc. and mHoldings Trust (Exhibit 6)[25]

10.41B	Letter Agreement, dated February 24, 2004, by and between XOMA Ltd. and Millennium Pharmaceuticals, Inc. (Exhibit 8)[29]

10.42	Convertible Subordinated Promissory Note dated November 26, 2001 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 4)[21]

10.42A	Amendment No. 1 to Convertible Subordinated Promissory Note dated November 5, 2002 (Exhibit 10.3A)[22]

Exhibit Number
10.43	Registration Rights Agreement dated as of November 26, 2001, by and among XOMA, Millennium Pharmaceuticals, Inc. and mHoldings Trust (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 5)[21]

10.44	License Agreement by and between XOMA Ireland Limited and MorphoSys AG, dated as of February 1, 2002, (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.43)[23]

10.45	License Agreement by and between XOMA Ireland Limited and DYAX Corp., dated as of October 16, 2002, (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.45)[3]

10.46	License Agreement by and between XOMA Ireland Limited and Cambridge Antibody Technology Limited, dated as of December 22, 2002, (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.46)[3]

10.47	Co-Development and Co-Commercialization Agreement, dated as of December 17, 2003, by and between Alexion Pharmaceuticals, Inc. and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[27]

10.48	License Agreement, dated as of December 29, 2003, by and between Diversa Corporation and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[28]

10.49A	Agreement, dated February 27, 2004, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.50)[30]

10.49B	Research, Development and Commercialization Agreement, dated as of May 26, 2005, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.2)[36]

10.49C	Secured Note Agreement, dated as of May 26, 2005, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.3)[36]

10.50	Collaboration Agreement, dated as of September 23, 2004, by and between Aphton Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)[32]

10.51	License Agreement by and between Zephyr Sciences Inc. and XOMA Ireland Limited effective as of November 10, 2004, (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)[33]

Exhibit Number
10.52	Registration Rights Agreement dated as of February 7, 2005, between XOMA Ltd. and J.P. Morgan Securities Inc. on behalf of the initial purchasers (Exhibit 4.2)[8]

10.53	Agreement dated March 8, 2005, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.53)[34]

10.54	License Agreement, effective as of June 20, 2005, by and between Merck & Co., Inc. and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.4)[36]

10.55	Letter Agreement dated September 20, 2005 between XOMA (US) LLC and Cubist Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission (Exhibit 10.54)[37]

10.56	Form of Dealer Manager Agreement relating to the Company’s 6.50% Convertible SNAPsSM due February 1, 2012 (Exhibit 1.1)[38]

10.57	Form of Placement Agreement relating to the Company’s 6.50% Convertible SNAPsSM due February 1, 2012 (Exhibit 1.2)[38]

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of John L. Castello, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of J. David Boyle II, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of John L. Castello, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of J. David Boyle II, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated March 1, 2006, furnished herewith

Footnotes:

1.	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated September 19, 2003 filed September 24, 2003.
2.	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-4 filed November 17, 1998, as amended.
3.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
4.	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated July 9, 1998 filed July 16, 1998.
5.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 on Form 8-K/A dated January 28, 1999 filed February 18, 1999, as amended.
6.	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated July 23, 1999 filed July 26, 1999.
7.	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated February 11, 2000 filed February 14, 2000.

8.	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated February 7, 2004 filed February 8, 2004.
9.	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-8 filed August 28, 2003.
10.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended.
11.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
12.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
13.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
14.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
15.	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
16.	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.
17.	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-3 filed June 28, 1996.
18.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 2 to Current Report on Form 8-K/A dated and filed March 9, 2000.
19.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 on Form 8-K/A dated and filed February 13, 2001.
20.	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.
21.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated and filed December 13, 2001 as amended by Amendment No. 2 to Current Report on Form 8-K/A dated and filed October 24, 2002.
22.	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-3 filed November 6, 2002.
23.	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, dated and filed on December 12, 2002.
24.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Form 8-K/A, dated March 31, 2003 filed April 18, 2003.
25.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 3 on Form 8-K/A, dated November 26, 2001 filed May 21, 2003.
26.	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.
27.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 2 on Form 8-K/A dated December 18, 2003 filed March 19, 2004.
28.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 2 on Form 8-K/A dated January 6, 2004 filed March 19, 2004.
29.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 4 on Form 8-K/A dated November 26, 2001 filed February 24, 2004.
30.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
31.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 6 on Form 8-K/A dated November 26, 2001 filed October 20, 2004.
32.	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated September 23, 2004 filed October 26, 2004.

33.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 on Form 8-K/A dated November 10, 2004 filed November 30, 2004.
35.	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.
36.	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
37.	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
38.	Incorporated by reference to the referenced exhibit to Amendment #2 to the Company’s Registration Statement on Form S-4 filed January 11, 2006.
39.	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated February 10, 2006 filed February 13, 2006.

