Form 10-Q
period 2006-03-31
XOMA LTD /DE/
filed 2006-05-10
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non-Accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2006
Common shares US$.0005 par value	96,013,327

XOMA Ltd.

FORM 10-Q

i

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$14,715	$20,804
Short-term investments	22,657	22,732
Receivables, net	6,021	5,186
Related party receivables	96	98
Prepaid expenses	1,356	975
Debt issuance costs	502	493

Total current assets	45,347	50,288
Property and equipment, net	21,304	19,056
Related party receivables – long-term	75	93
Debt issuance costs – long-term	2,428	2,683
Long-term investments	1,082	—
Deposits	457	457

Total assets	$70,693	$72,577

LIABILITIES AND SHAREHOLDERS’ EQUITY
(NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$4,249	$5,648
Accrued liabilities	4,490	5,717
Accrued interest	781	1,652
Deferred revenue	4,764	3,527

Total current liabilities	14,284	16,544
Deferred revenue – long-term	3,833	4,333
Convertible debt – long-term	65,487	60,000
Interest bearing obligation – long-term	12,373	12,373

Total liabilities	95,977	93,250
Commitments and contingencies
Shareholders’ equity (net capital deficiency):
Preference shares, $.05 par value, 1,000,000 shares authorized
Series A, 135,000 designated, no shares issued and outstanding	—	—
Series B, 8,000 designated, 2,959 shares issued and outstanding; aggregate liquidation preference of $29.6 million	1	1
Common shares, $.0005 par value, 210,000,000 shares authorized, 95,384,839 and 86,312,712 shares outstanding at March 31, 2006 and December 31, 2005, respectively	48	43
Additional paid-in capital	671,038	655,041
Accumulated comprehensive income	(76)	(66)
Accumulated deficit	(696,295)	(675,692)

Total shareholders’ equity (net capital deficiency)	(25,284)	(20,673)

Total liabilities and shareholders’ equity (net capital deficiency)	$70,693	$72,577

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Revenues:
License and collaborative fees	$654	$525
Contract and other revenue	3,094	1,259
Royalties	1,856	1,209

Total revenues	5,604	2,993

Operating costs and expenses:
Research and development (including contract related of $1,939 and $810, respectively)	12,181	10,002
General and administrative	5,053	3,751

Total operating costs and expenses	17,234	13,753

Loss from operations	(11,630)	(10,760)
Other income (expense):
Investment and interest income	457	569
Interest expense	(9,426)	(661)
Other income (expense)	(4)	40,932

Net income (loss)	(20,603)	30,080

Basic net income (loss) per common share	$(0.23)	$0.35

Diluted net income (loss) per common share	$(0.23)	$0.28

Shares used in computing basic net income (loss) per common share	87,943	85,745

Shares used in computing diluted net income (loss) per common share	87,943	108,461

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(20,603)	$30,080
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,160	1,105
Common shares contribution to 401(k) and management incentive plans	1,088	1,291
Stock-based compensation expense	390	—
Accrued interest on convertible notes and other interest bearing obligations	(871)	574
Revaluation of embedded derivative	8,018	—
Amortization of discount, premium and issuance costs of convertible debt	232	80
Amortization of premium on short-term investments	16	—
Gain on extinguishment of debt	—	(40,935)
Loss on disposal/retirement of property and equipment	4	1
Gain on sale of investments	—	(271)
Other non-cash adjustments	(2)	—
Changes in assets and liabilities:
Receivables and related party receivables	(815)	(649)
Prepaid expenses	(381)	(60)
Deposits	—	(297)
Accounts payable	(1,399)	(588)
Accrued liabilities	(1,227)	(8,702)
Deferred revenue	737	(450)

Net cash used in operating activities	(13,653)	(18,821)

Cash flows from investing activities:
Proceeds from sale of investments	8,360	502
Purchase of investments	(9,391)	—
Purchase of property and equipment	(3,412)	(296)

Net cash provided by (used in) investing activities	(4,443)	206

Cash flows from financing activities:
Principal payments of short-term loan	—	(115)
Payments under capital lease obligations	—	(81)
Proceeds from issuance of convertible notes	11,967	56,621
Proceeds from issuance of common shares	40	61

Net cash provided by financing activities	12,007	56,486

Net increase (decrease) in cash and cash equivalents	(6,089)	37,871
Cash and cash equivalents at the beginning of the period	20,804	23,808

Cash and cash equivalents at the end of the period	$14,715	$61,679

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of XOMA and its subsidiaries. All significant intercompany accounts and transactions were eliminated during consolidation. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 8, 2006.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2006, the consolidated results of the Company’s operations for the three months ended March 31, 2006 and 2005, and the Company’s cash flows for the three months then ended. The condensed consolidated balance sheet amounts at December 31, 2005, have been derived from audited consolidated financial statements. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

Critical Accounting Policies

The Company believes that there have been no significant changes in its critical accounting policies, except as noted below, during the three months ended March 31, 2006, as compared with those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 8, 2006.

Contract Revenue

Contract revenue for research and development involves the Company providing research and development for manufacturing processes to collaborative partners or others. The Company recognizes revenue under these arrangements as the related research and development costs are incurred and collectibility is reasonably assured. Revenues for certain contracts are accounted for by a proportional performance, or output based, method where performance is based on agreed progress toward elements defined in the contract.

Stock Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, on estimated fair values. The Company is using the modified prospective method. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. To estimate the value of an award, the Company uses the Black-Scholes option pricing model. This model requires inputs such as expected term, expected volatility and risk-free interest rate. Further, the forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected term, volatility and forfeiture rate are

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury zero-coupon issues. The Company reviews its valuation assumptions quarterly and, as a result, it is likely to change its valuation assumptions used to value stock based awards granted in future periods.

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

Concentration of Risk

Cash, cash equivalents, short- and long-term investments and accounts receivable are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains money market funds and short- and long-term investments that bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three months ended March 31, 2006, two customers represented 54% and 33% of total revenues and, as of March 31, 2006, there were billed and unbilled receivables of $5.6 million outstanding from these customers representing 60% and 34% of the balance. For the three months ended March 31, 2005, three customers represented 66%, 17% and 15% of total revenues and, as of March 31, 2005, one of these customers had outstanding receivables of $0.5 million.

Stock-Based Compensation

The Company grants qualified and non-qualified stock options, restricted stock and other stock related awards under various plans to directors, officers, employees and other individuals. To date, stock-based compensation issued under these plans consists of qualified and non-qualified incentive stock options and restricted stock. Stock options are granted at exercise prices of not less than the fair market value of the Company’s common stock on the date of grant. Restricted stock is granted at exercise prices of not less than 85% of the fair market value of the common stock on the grant date. Generally, stock options and restricted stock granted to employees fully vest four or five years from the grant date and expire ten years from the date of the grant or three months from the date of termination of employment (longer in case of death or certain retirements). Certain options granted to directors fully vest on the date of grant. Additionally, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase Company stock at a purchase price equal to 95% of the closing price on the exercise date. For ESPP periods beginning prior to December 31, 2004, the purchase price per common share was generally 85% of fair market value at the lower of either the first day of the 24 month offering period or the last day of the period. As of March 31, 2006, the Company had approximately 2.2 million shares of common stock reserved for future issuance under its stock option plans and ESPP.

The Company adopted SFAS 123R effective January 1, 2006. SFAS 123R requires all share based payments to be recognized in the financial statements based on their fair values. The Company is using the modified prospective method. Under this method, compensation cost recognized during the three month period ended March 31, 2006, includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 amortized on a graded vesting basis over the options’ vesting period, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R amortized on a straight-line basis over the options’ vesting period. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, has not restated its financial results for prior periods to reflect expensing of stock-based compensation. As a result, the results for the three months ended March 31, 2006, are not comparable to the same period for the prior year.

Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations as permitted by Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” (“SFAS 123”), as amended by Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). In general, as the exercise price of the options granted under the Company’s plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized. As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if SFAS 123 had been applied.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table illustrates the effect on net income and net income per share had the Company applied the fair value recognition provisions of SFAS 123 to account for its stock plans and ESPP for the three-month period ended March 31, 2005 (in thousands, except per share amounts).

Three Months Ended March 31, 2005
Net income—as reported	$30,080
Deduct: Total stock-based employee compensation expense under SFAS 123	(438)

Pro forma net income	$29,642

Net income per common share:
Basic — as reported	$0.35
Basic — pro forma	$0.35
Diluted — as reported	$0.28
Diluted — pro forma	$0.28

The historical pro forma impact of applying the fair value method prescribed by SFAS 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

The following table shows total stock-based compensation expense included in the condensed consolidated statement of operations for the three-month period ended March 31, 2006 (in thousands).

Three Months Ended March 31, 2006
Research and development	$156
General and administrative	234

Total stock-based compensation expense	$390

There was no capitalized stock-based compensation cost as of March 31, 2006. There were no recognized tax benefits during the quarter ended March 31, 2006. The adoption of SFAS 123R had no impact on cash flows from operations or financing

To estimate the value of an award, the Company uses the Black-Scholes option pricing model. This model requires inputs such as expected term, expected volatility and risk-free interest rate. Further, the forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected term, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury zero-coupon issues.

The fair value of stock based awards was estimated using a Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
Dividend yield	0%	0%
Expected volatility	81%	84%
Risk-free interest rate	4.61%	4.15%
Expected life	5.3 years	4.3 years

Prior to the adoption of SFAS 123R, the Company’s Board of Directors approved the acceleration of vesting of all outstanding employee share options with an exercise price greater than $3.00 per share. Because the exercise price of all the accelerated options exceeded the market price per share of the common shares as of the new measurement date, the acceleration had no impact on the Company’s earnings in 2005. Since the accelerated options had exercise prices in excess of the current market value of the Company’s common stock, the options had limited economic value and were not fully achieving their original objective of incentive

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

compensation and employee retention. The modification allows expense recognized after the adoption of SFAS 123R to better reflect the Company’s compensation strategies.

Stock option activity for the three months ended March 31, 2006, is as follows:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2005	5,422,096	$4.96
Grants:
Option price equal to market price on date of grant	1,099,300	1.68
Forfeited, expired or cancelled	(273,572)	4.06

Options outstanding at March 31, 2006	6,247,824	$4.42	6.89	$1,634,807

Options exercisable at March 31, 2006	4,211,598	$5.77	5.64	$292,971

Unvested stock activity for the three months ended March 31, 2006 and 2005, is summarized below:

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	Unvested Number of Shares	Weighted- Average Grant- Date Fair Value	Unvested Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested balance at December 31	1,234,838	$1.56	1,890,034	$5.50
Granted	1,099,300	1.68	1,033,350	1.46
Vested	(246,074)	1.49	(313,347)	6.02
Forfeited, expired or cancelled	(51,838)	1.54	(164,230)	4.52

Unvested balance at March 31	2,036,226	$1.63	2,445,807	$3.79

At March 31, 2006, there was $1.3 million of unrecognized stock-based compensation expense related to unvested stock with a weighted average remaining recognition period of 3.0 years.

Comprehensive Income (Loss)

Unrealized gains or losses on the Company’s available-for-sale securities are included in other comprehensive income (loss). Comprehensive income (loss) and its components for the three months ended March 31, 2006 and 2005, are as follows (in thousands):

	Three months ended March 31,
	2006	2005
Net income (loss)	$(20,603)	$30,080
Unrealized loss on securities available-for-sale	(10)	(280)

Comprehensive income (loss)	$(20,613)	$29,800

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

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following outstanding securities were considered in the computation of diluted net income (loss) per share. Those that are antidilutive were not included in the computation of diluted net income (loss) per share (in thousands):

	March 31,
	2006	2005
Options for common shares	6,247	5,718
Warrants for common shares	125	125
Convertible preference shares, notes, debentures and related interest, as if converted	35,552	38,827

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share (in thousands):

	March 31,
	2006	2005
Numerator
Net income (loss)	$(20,603)	$30,080
Interest on convertible long-term debt	—	654

Net income used for diluted net income (loss) per share	$(20,603)	$30,734

Denominator
Weighted average shares outstanding used for basic net income (loss) per share	87,943	85,745
Effect of dilutive stock options	—	48
Effect of convertible preference shares	—	3,818
Effect of convertible long-term debt	—	18,850

Weighted-average shares outstanding and dilutive securities used for diluted net income (loss) per share	87,943	108,461

Receivables

Receivables consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Trade receivables	$3,626	$2,880
Collaborations	2,134	1,916
Other receivables	261	390

Total	$6,021	$5,186

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Accrued payroll costs	$1,791	$2,084
Accrued management incentive compensation	559	1,758
Accrued legal fees	814	813
Customer advances	750	750
Accrued collaborations	274	—
Other	302	312

Total	$4,490	$5,717

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. CONVERTIBLE DEBT

In February of 2006, the Company completed an exchange offer with holders of its 6.5% convertible senior notes due 2012 in which the Company exchanged $60.0 million aggregate principal amount of its new 6.5% Convertible SNAPssm due 2012 (“New Notes”) for all $60.0 million aggregate principal amount of its then outstanding convertible senior notes due 2012. The Company also issued an additional $12.0 million of New Notes to the public for cash at a public offering price of 104% of principal, or $12.5 million. The New Notes are initially convertible into approximately 38.4 million common shares at a conversion rate of 533.4756 of its common shares per $1,000 principal amount of New Note, which is equivalent to a conversion price of approximately $1.87 per common share. Before February 10, 2010, the Company may not redeem the New Notes. On or after February 10, 2010, the Company may redeem any or all of the New Notes at 100% of the principal amount, plus accrued and unpaid interest. In addition, XOMA may automatically convert some or all of the New Notes on or prior to the maturity date if the closing price of its common shares has exceeded 150% of the conversion price then in effect for at least 20 trading days during any consecutive 30 trading day period ending within five trading days prior to the notice of auto-conversion. If the Company elects to automatically convert, or if holders elect to voluntarily convert, some or all of the New Notes on or prior to February 10, 2010, it must pay or provide for additional interest equal to four years’ worth of interest less any interest paid or provided for, on the principal amount so converted, prior to the date of conversion. Additional interest, if any, shall be paid in cash or, solely at the Company’s option and subject to certain limitations, in its common shares valued at the conversion price then in effect.

In accounting for the New Notes, XOMA applied guidance as set forth in EITF 96-19, SFAS 133, EITF 05-7, EITF 00-19, and EITF 01-6 as follows. The exchange offer is a modification of existing debt, rather than extinguishment. The additional interest payment upon conversion is an embedded derivative requiring separate accounting. The Company considered the provisions of EITF 05-2 and concluded that this is not conventional convertible debt.

In accordance with SFAS 133, XOMA has separately accounted for the additional interest payment feature of the New Notes as an embedded derivative instrument, which is measured at fair value and classified on the balance sheet with the convertible debt. Changes in the fair value of the embedded derivative are recognized in earnings as a component of other income (expense). At the time of issuance, the Company estimated the fair value of the additional interest payment feature to be $5.8 million, including approximately $1.0 million related to the New Notes issued for cash, based on current information including share price. For the New Notes issued in the exchange offer, this amount was subtracted from the carrying value of the debt, reflected as a debt discount, which is amortized as interest expense using the effective interest method through the date the notes are scheduled to mature and separately reported as a derivative liability. For the New Notes issued in the new money offering, this amount was deducted from the proceeds.

In accounting for the New Notes, XOMA also applied the guidance set forth in EITF 05-7, which specifies the appropriate basis to account for the auto-conversion feature within the exchange offer as it is a change to the initial conversion option. Under this guidance, the change in fair value of the auto-conversion feature before and after the modification will be reflected as a debt discount/premium and additional paid-in capital over the life of the New Notes. The debt discount/premium is amortized to earnings over the life of the debt. The Company has estimated the fair value change of the auto-conversion feature to be zero at March 31, 2006, based on current information including share price, which is reflected as a debt premium.

XOMA also applied the guidance set forth in EITF 00-27, which specifies the appropriate basis to account for contingent beneficial conversion premiums (“BCF”) and noted that no BCF exists for either the exchanged notes or New Notes issued for cash.

Convertible debt consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Convertible debt	$54,782	$60,000
Embedded derivative	10,318	—
Premium	387	—

Total	$65,487	$60,000

The additional New Notes were issued, to the initial purchasers, for net proceeds of $11.8 million. Debt issuance costs, related to the New Notes, of approximately $0.7 million are being amortized, on a straight-line basis over the 72 month life of the notes. Additional debt issuance costs of $2.0 million, related to the modification of the existing debt, were expensed as incurred with $1.1 million and $0.9 million expensed during the quarters ended March 31, 2006 and December 31, 2005, respectively.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the quarter ended March 31, 2006, $12.5 million of New Notes were converted into 8,412,324 shares of common stock including 1,735,877 shares related to the additional interest payment feature of the notes. The Company recorded $8.0 million in interest expense as a result an increase in the fair value of the embedded derivative instrument on its convertible debt including $2.5 million related to the converted notes.

For the three months ended March 31, 2006 and 2005, the Company incurred $1.0 million and $0.6 million, respectively, in interest expense on its convertible debt, which is payable on a semi-annual basis. Additionally, the Company amortized a net of $0.2 million in debt issuance costs, premium and discount for the three months ended March 31, 2006, and amortized $0.1 million in debt issuance costs for the three months ended March 31, 2005.

3. LEGAL PROCEEDINGS

In April of 2005, a complaint was filed in the Circuit Court of Cook County, Illinois, in a lawsuit captioned Hanna v. Genentech, Inc. and XOMA (US) LLC, No. 2005004386, by an alleged participant in one of the clinical trials of RAPTIVA®. The lawsuit was thereafter removed to the United States District Court, Northern District of Illinois, No. 05C 3251. The complaint asserted claims for alleged strict product liability and negligence against Genentech and the Company based on injuries alleged to have occurred as a result of plaintiff’s treatment in the clinical trials. The complaint sought unspecified compensatory damages alleged to be in excess of $100,000. In April of 2006, the claimant filed a motion seeking voluntary dismissal of the lawsuit and, in May of 2006, the complaint was dismissed with prejudice.

4. SUBSEQUENT EVENTS

In April of 2006, Chiron Corporation (“Chiron”) announced that its shareholders had approved the amended merger agreement under which Novartis AG (“Novartis”) would acquire all Chiron shares it did not already own and the acquisition was consummated. Although the Company is currently evaluating the impact of the acquisition, it does not yet know what effect, if any, this transaction will have on its collaboration with Chiron.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Revenues

Revenues for the three months ended March 31, 2006, were $5.6 million compared with $3.0 million for the three months ended March 31, 2005.

License and collaborative fee revenues were $0.7 million for the three months ended March 31, 2006, compared with $0.5 million for the three months ended March 31, 2005. These revenues include amortization of upfront payments, milestone revenues and licensing revenues related to the outlicensing of our products and technologies and other collaborative arrangements. The increase of $0.2 million resulted from three additional outlicensing agreements.

Contract revenues were $3.1 million for the three months ended March 31, 2006, compared with $1.3 million for the same period of 2005. The increase resulted primarily from an increase in contract manufacturing services performed under our contract with the National Institute of Allergy and Infectious Diseases (“NIAID”) entered into in March of 2005 to develop three anti-botulinum neurotoxin monoclonal antibody therapeutics offset by a reduction in clinical trial services performed on behalf of Genentech, Inc. (“Genentech”). The NIAID contract work is being performed over an eighteen month period and is 100% funded with federal funds from NIAID under Contract No. HHSN266200500004C. We are recognizing revenue over the life of the contract as the services are performed on a proportional performance basis and, as per the terms of the contract, a 10% retention on all revenue is being deferred and classified as a long-term receivable until completion of the contract.

Royalties were $1.9 million for the three months ended March 31, 2006, compared with $1.2 million for the three months ended March 31, 2005. The increase resulted primarily from RAPTIVA® royalties earned under our royalty arrangement with Genentech.

Operating Costs and Expenses

Research and development expenses consist of direct and research-related allocated overhead costs such as salaries and related personnel costs, patents, materials and supplies in addition to costs related to clinical trials to validate our testing processes and procedures and related overhead expenses. Research and development expenses include independent research and development and costs associated with collaborative research and development as well as contract research and development arrangements. Our research and development expenses in the three months ended March 31, 2006, were $12.2 million, compared with $10.0 million in the same period of 2005. The $2.2 million increase in 2006 compared with 2005 primarily reflects increases in spending on our contract with NIAID, our development of XOMA 052 and NEUPREX®, and our collaboration with Lexicon Genetics Incorporated (“Lexicon”), partially offset by decreased spending on our collaboration agreements with Chiron Corporation (“Chiron”), RAPTIVA®, and MLN2222. In addition, for the three months ended March 31, 2006 and 2005, we recorded $0.2 million and zero, respectively, of stock-based compensation expense.

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

	Three months ended March 31,
	2006	2005
Earlier stage programs	$9,267	$8,632
Later stage programs	2,914	1,370

Total	$12,181	$10,002

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative arrangements. The costs related to internal projects versus collaborative arrangements approximate the following (in thousands):

	Three months ended March 31,
	2006	2005
Internal projects	$7,797	$6,293
Collaborative arrangements	4,384	3,709

Total	$12,181	$10,002

For the three months ended March 31, 2006, two development programs (Chiron and NIAID) accounted for more than 10% but less than 20% and no development program accounted for more than 20% of our total research and development expenses. For the three months ended March 31, 2005, one development program (Chiron) accounted for more than 20% but less than 30% and no development program accounted for more than 30% of our total research and development expenses.

We currently anticipate that research and development expenses will continue to increase in 2006 as compared with 2005. We expect our spending on our oncology collaboration with Chiron (now Novartis AG (“Novartis”)), including CHIR12.12, to continue as well as increases in spending on our collaboration with Lexicon, our contract with NIAID, our development of XOMA 052 and NEUPREX® and other new projects. Future research and development spending may also be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

General and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. General and administrative expenses for the three months ended March 31, 2006, were $5.1 million compared with $3.8 million for the three months ended March 31, 2005. The increase of $1.3 million resulted primarily from $1.1 million of expenses related to our February debt exchange and issuance. For the three months ended March 31, 2006 and 2005, we recorded $0.2 million and zero, respectively, of stock-based compensation expense.

Other Income (Expense)

Investment and interest income for the three months ended March 31, 2006, was $0.5 million, compared with $0.6 million for the same period of 2005. The 2005 amount includes a $0.3 million one-time gain on the sale of short-term investments.

Interest expense for the three months ended March 31, 2006, was $9.4 million, compared with $0.7 million for the same period of 2005. Our 2006 interest expense consists of $8.0 million from the revaluation of the embedded derivative from our convertible debt, $1.0 million of interest payable on our convertible debt, $0.2 million in net amortization of debt issuance costs, discount and premium on our convertible debt and $0.2 million of interest payable on our note with Chiron. Our 2005 interest expense consisted primarily of interest on our convertible notes.

Other income (expense) for the three months ended March 31, 2006, was zero, compared with $40.9 million for the three months ended March 31, 2005. The 2005 amount reflects a one-time gain related to the extinguishment of the Genentech development loan as a result of the restructuring of the Genentech agreement, which occurred in January of 2005.

Accounting for Stock-Based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires all share based payments to be recognized in the financial statements based on their fair values. We are using the modified prospective method. Under this method, compensation cost recognized during the three month period ended March 31, 2006, includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 amortized on a graded vesting basis over the options’ vesting period, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R amortized on a straight-line basis over the options’ vesting period. We elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, have not restated our financial results for prior periods to reflect expensing of stock-based compensation. As a result, the results for the three months ended March 31, 2006, are not comparable to the same period for the prior year.

Prior to the adoption of SFAS 123R, we accounted for our stock-based compensation plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations as permitted by Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” (“SFAS 123”), as amended by Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). In general, as the exercise price of the options granted under our plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized. As required by SFAS 148 prior to the adoption of SFAS 123R, we provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if SFAS 123 had been applied.

Prior to the adoption of SFAS 123R, our Board of Directors approved the acceleration of vesting of all outstanding employee share options with an exercise price greater than $3.00 per share. Because the exercise price of all the accelerated options exceeded the market price per share of the common shares as of the new measurement date, the acceleration had no impact on our earnings in 2005. Since the accelerated options had exercise prices in excess of the current market value of our common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention. The modification allows expense recognized after the adoption of SFAS 123R to better reflect our compensation strategies.

During the three months ended March 31, 2006, we recognized $0.4 million in stock-based compensation expense. At March 31, 2006, there was $1.3 million of unrecognized stock-based compensation expense related to unvested stock with a weighted average remaining recognition period of 3.0 years.

Liquidity and Capital Resources

Cash, cash equivalents and short- and long-term investments at March 31, 2006, was $38.5 million compared with $43.5 million at December 31, 2005. This $5.0 million decrease primarily reflects cash used in operations of $13.7 million and cash used in investing activities of $4.4 million partially offset by cash provided by financing activities $12.0 million, primarily from the New Notes from our convertible debt exchange of $12.5 million, and cash transferred to long-term investments of $1.1 million.

Net cash used in operating activities was $13.7 million for the three months ended March 31, 2006, compared with $18.8 million for the same period in 2005.

Cash used in operations for the three months ended March 31, 2006, consisted of a net loss of $20.6 million with non-cash addbacks for the revaluation of our embedded derivative of $8.0 million, depreciation and amortization of $1.4 million and equity related compensation of $1.5 million, offset by a net decrease in accrued interest of $0.9 million, an increase in assets of $1.2 million and a net decrease in liabilities of $1.9 million. During the three months ended March 31, 2006, we made payments of $2.6 million for debt issuance costs on our convertible debt, $2.0 million for interest on our convertible debt and $1.1 million for our Management Incentive Compensation Program (“MICP”), which is paid in March of each year.

Cash used in operations for the three months ended March 31, 2005, consisted of a net income of $30.1 million with non-cash deductions of $40.9 million for a gain on the extinguishment of our debt with Genentech and a $0.3 million gain on a sale of investments along with an increase in assets of $1.0 million and a decrease in liabilities of $9.7 million partially offset by non-cash addbacks for depreciation and amortization of $1.2 million, equity related compensation of $1.3 million and accrued interest of $0.6 million. During the three months ended March 31, 2005, we made payments of $4.0 million on our Genentech collaboration liability and $1.3 million for our MICP.

Net cash used in investing activities for the three months ended March 31, 2006, was $4.4 million and net cash provided by investing activities for the three months ended March 31, 2005 was $0.2 million. The $4.6 million increase in cash used in 2006 compared with 2005 reflected a $1.5 million increase in purchases, net of sales, of investments and a $3.1 million increase in purchases of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2006 and 2005, was $12.0 million and $56.5 million, respectively. Financing activities for the three months ended March 31, 2006, consisted of $12.5 million in proceeds from the issuance of convertible notes, offset by $0.5 million in debt issuance costs. Financing activities for the three months ended March 31, 2005, consisted of an issuance of convertible senior notes for net proceeds of $56.6 million and $0.1 million in proceeds from the issuance of common shares partially offset with capital lease payments of $0.1 million and payments of short-term loan obligations of $0.1 million.

In February of 2006, we completed an exchange offer with holders of our 6.5% convertible senior notes due 2012 in which we exchanged $60.0 million aggregate principal amount of our new 6.5% Convertible SNAPsSM due 2012 (the “New Notes”) for all $60.0 million aggregate principal amount of our then outstanding convertible senior notes due 2012. We also issued an additional $12.0 million of New Notes to the public for cash at a public offering price of 104% of principal, or $12.5 million. The New Notes are initially convertible into approximately 38.4 million common shares at a conversion rate of 533.4756 of our common shares per $1,000 principal amount of New Note, which is equivalent to a conversion price of approximately $1.87 per common share. Before February 10, 2010, we may not redeem the New Notes. On or after February 10, 2010, we may redeem any or all of the New Notes at 100% of the principal amount, plus accrued and unpaid interest. In addition, we may automatically convert some or all of the New Notes on or prior to the maturity date if the closing price of our common shares has exceeded 150% of the conversion price then in effect for at least 20 trading days during any consecutive 30 trading day period ending within five trading days prior to the notice of auto-conversion. If we elect to automatically convert, or if holders elect to voluntarily convert, some or all of the New Notes on or prior to February 10, 2010, we must pay or provide for additional interest equal to four years’ worth of interest less any interest paid or provided for, on the principal amount so converted, prior to the date of conversion. Additional interest, if any, shall be paid in cash or, solely at our option and subject to certain limitations, in our common shares valued at the conversion price then in effect.

In accounting for the New Notes, we applied guidance as set forth in EITF 96-19, Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), EITF 05-7, EITF 00-19, and EITF 01-6 as follows. The exchange offer is a modification of existing debt, rather than extinguishment. The additional interest payment upon conversion is an embedded derivative requiring separate accounting. We considered the provisions of EITF 05-2 and concluded that this is not conventional convertible debt.

In accordance with SFAS 133, we have separately accounted for the additional interest payment feature of the New Notes as an embedded derivative instrument, which is measured at fair value and classified on the balance sheet with the convertible debt. Changes in the fair value of the embedded derivative are recognized in earnings as a component of other income (expense). We have estimated the fair value of the additional interest payment feature to be $5.8 million, including approximately $1.0 million related to the New Notes issued for cash, based on current information including share price. For the New Notes issued in the exchange offer, this amount was subtracted from the carrying value of the debt, reflected as a debt discount, which will be amortized as interest expense using the effective interest method through the date the notes are scheduled to mature and separately reported as a derivative liability. For the New Notes issued in the new money offering, this amount was deducted from the proceeds.

In accounting for the New Notes, we also applied the guidance set forth in EITF 05-7, which specifies the appropriate basis to account for the auto-conversion feature within the exchange offer as it is a change to the initial conversion option. Under this guidance, the change in fair value of the auto-conversion feature before and after the modification will be reflected as a debt discount/premium and additional paid-in capital over the life of the New Notes. The debt discount/premium will be amortized to earnings over the life of the debt. We have estimated the fair value change of the auto-conversion feature to be zero at March 31, 2006, based on current information including share price, which is reflected as a debt premium.

We also applied the guidance set forth in EITF 00-27, which specifies the appropriate basis to account for contingent beneficial conversion premiums (“BCF”) and noted that no BCF exists for either the exchanged notes or New Notes issued for cash.

The additional New Notes were issued, to the initial purchasers, for net proceeds of $11.8 million. Debt issuance costs, related to the New Notes, of approximately $0.7 million are being amortized, on a straight-line basis over the 72 month life of the notes. Additional debt issuance costs of $2.0 million, related to the modification of the existing debt, were expensed as incurred with $1.1 million and $0.9 million expensed during the quarters ended March 31, 2006 and December 31, 2005, respectively.

For the quarter ended March 31, 2006, $12.5 million of New Notes were converted into 8,412,324 shares of common stock including 1,735,877 shares related to the additional interest payment feature of the notes. We recorded $8.0 million in interest expense as a result an increase in the fair value of the embedded derivative instrument on our convertible debt including $2.5 million related to the converted notes.

For the three months ended March 31, 2006 and 2005, we incurred $1.0 million and $0.6 million, respectively, in interest expense on our convertible debt, which is payable on a semi-annual basis. Additionally, we amortized a net of $0.2 million in debt issuance costs, premium and discount for the three months ended March 31, 2006 and amortized $0.1 million in debt issuance costs for the three months ended March 31, 2005.

We expect our cash, cash equivalents and short-term investments to continue to decrease in 2006 with the use of cash to fund ongoing operations and capital investments, partially offset by proceeds from our Chiron loan facility.

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

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition and recognition of research and development expenses to be critical policies. We believe that there have been no significant changes in our critical accounting policies, except as noted below, during the three months ended March 31, 2006, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 8, 2006.

Contract Revenue

Contract revenue for research and development involves our providing research and development for manufacturing processes to collaborative partners or others. We recognize revenue under these arrangements as the related research and development costs are incurred and collectibility is reasonably assured. Revenues for certain contracts are accounted for by a proportional performance, or output based, method where performance is based on agreed progress toward elements defined in the contract.

Stock Based Compensation

On January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, on estimated fair values. We are using the modified prospective method. Under this method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. To estimate the value of an award, we use the Black-Scholes option pricing model. This model requires inputs such as expected term, expected volatility and risk-free interest rate. Further, the forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected term, volatility and forfeiture rate are derived primarily from our historical data, the risk-free rate is based on the yield available on U.S. Treasury zero-coupon issues. We review our valuation assumptions quarterly and, as a result, it is likely we will change our valuation assumptions used to value stock based awards granted in future periods.

Subsequent Events

In April of 2006, Chiron announced that its shareholders had approved the amended merger agreement under which Novartis would acquire all Chiron shares it did not already own and the acquisition was consummated. Although we are currently evaluating the impact of the acquisition, we do not yet know what effect, if any, this transaction will have on our collaboration with Chiron.

Forward-Looking Information And Cautionary Factors That May Affect Future Results

Certain statements contained herein related to the sufficiency of our cash resources, levels of future expenses and cash, future sales of RAPTIVA®, as well as other statements related to current plans for product development and existing and potential collaborative and licensing relationships, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, the period for which our cash resources are sufficient could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated, if anticipated revenues or cost sharing arrangements do not materialize, if funds are not otherwise available on acceptable terms; expense levels and cash utilization may be other than as expected due to unanticipated changes in our research and development programs; and the sales efforts for RAPTIVA® may not be successful if Genentech or its partner, Serono, S.A. (“Serono”), fails to meet its commercialization goals, due to the strength of the competition, if physicians do not adopt the product as treatment for their patients or if remaining regulatory approvals are not obtained. These and other risks, including those related to the results of pre-clinical testing; the timing or results of pending and future clinical trials (including the design and progress of clinical trials; safety and efficacy of the products being tested; action, inaction or delay by the Food and Drug Administration (“FDA”), European or other regulators or their advisory bodies; and analysis or interpretation by, or submission to, these entities or others of scientific data); changes in the status of existing collaborative relationships; the ability of collaborators and other partners to meet their obligations; our ability to meet the demand of the United States government agency with which we have entered our first government contract; competition; market demands for products; scale-up and marketing capabilities; availability of additional licensing or collaboration opportunities; international operations; share price volatility; our financing needs and opportunities; uncertainties regarding the status of biotechnology patents; uncertainties as to the costs of protecting intellectual property; and risks associated with our status as a Bermuda company, are described in more detail in the remainder of this section.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In February 2006, we completed an exchange offer for all $60.0 million of our 6.5% convertible senior notes due 2012 for $60.0 million of 6.5% convertible SNAPsSM due 2012 and issued an additional $12.0 million of 6.5% Convertible SNAPsSM to the public for cash. The interest rate and amount of principal of the previously outstanding notes were, and of the new convertible SNAPsSM are, fixed. The Convertible SNAPsSM include an additional interest rate feature which is accounted for as an embedded derivative which is measured at fair value. Changes in the fair value of the embedded derivative are recognized in earnings as interest expense.

As of March 31, 2006, we have drawn down $12.4 million against the Chiron $50.0 million loan facility that is due in 2015 at an interest rate based on six month LIBOR plus 2 percent which was $6.67% at December 31, 2005. We estimate that a hypothetical 100 basis point change in interest rates could increase or decrease our interest expense by approximately $90,000 on an annualized basis.

We hold interest-bearing instruments that are classified as cash, cash equivalents, short-term investments and long-term investments. Fluctuations in interest rates can affect the principal values and yields of fixed income investments. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed income investments could lose value. The following table presents the amounts and related weighted interest rates of our cash and investments at March 31, 2006 and December 31, 2005 (in thousands, except interest rate):

	Maturity	Carrying Amount	Fair Value	Average Interest Rate
March 31, 2006
Cash and cash equivalents	Daily	$14,715	$14,715	3.38%
Short-term investments	Less than 1 year	22,730	22,657	3.84%
Long-term investments	Greater than 1 year	1,087	1,082	(4.37%)

December 31, 2005
Cash and cash equivalents	Daily	$20,804	$20,804	2.82%
Short-term investments	Less than 1 year	22,801	22,732	4.23%

ITEM 4 – CONTROLS AND PROCEDURES

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

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In April of 2005, a complaint was filed in the Circuit Court of Cook County, Illinois, in a lawsuit captioned Hanna v. Genentech, Inc. and XOMA (US) LLC, No. 2005004386, by an alleged participant in one of the clinical trials of RAPTIVA®. The lawsuit was thereafter removed to the United States District Court, Northern District of Illinois, No. 05C 3251. The complaint asserted claims for alleged strict product liability and negligence against Genentech and us based on injuries alleged to have occurred as a result of plaintiff’s treatment in the clinical trials. The complaint sought unspecified compensatory damages alleged to be in excess of $100,000. In April of 2006, the claimant filed a motion seeking voluntary dismissal of the lawsuit and, in May of 2006, the complaint was dismissed with prejudice.

ITEM 1a.	RISK FACTORS

The following risk factors and other information included in this quarterly report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

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

According to Genentech, United States sales of RAPTIVA® for the first quarter of 2006 were $21.4 million, compared with $16.6 million for the first quarter of 2005. According to Serono, sales of RAPTIVA® outside of the United States for the first quarter of 2006 were $13.6 million, compared with $4.5 million for the first quarter of 2005. Given our current reliance on RAPTIVA® as one of the principal sources of our revenue, any material adverse developments with respect to the commercialization of RAPTIVA® may cause our revenue to decrease and may cause us to incur losses in the future.

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

As of March 31, 2006, we (including our subsidiaries) had approximately $77.9 million, including our embedded derivative, of indebtedness outstanding. We may not be able to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We and our subsidiaries may also incur additional debt that may be secured. In connection with our collaboration with Chiron, Chiron has extended a line of credit to us (through our United States subsidiary) for $50.0 million to fund up to 75% of our expenses thereunder, of which $12.4 million was drawn as of March 31, 2006. This line of credit is secured by a pledge of our interest in the collaboration.

Our level of debt and debt service obligations could have important effects on us and our investors. These effects may include:

•	making it more difficult for us to satisfy our obligations with respect to our convertible notes and our obligations to other persons with respect to our other debt;

•	limiting our ability to obtain additional financing or renew existing financing at maturity on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements;

•	increasing our vulnerability to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared with our competitors that are less leveraged;

•	increasing our exposure to rising interest rates to the extent any of our borrowings are at variable interest rates;

•	reducing the availability of our cash flow to fund our working capital requirements, capital expenditures, acquisitions, investments and other general corporate requirements because we will be required to use a substantial portion of our cash flow to service debt obligations; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

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

We have experienced significant losses and, as of March 31, 2006, we had an accumulated deficit of $696.3 million.

For the three months ended March 31, 2006, we had a net loss of approximately $20.6 million or $0.23 per common share (basic and diluted). For the year ended December 31, 2005, as a result of the restructuring of our Genentech arrangement and subsequent extinguishment of our obligation to pay $40.9 million under a development loan and related one-time credit to other income, we had net income of approximately $2.8 million or $0.03 per common share (basic and diluted).

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

•	In April of 1996, we entered into an agreement with Genentech whereby we agreed to co-develop Genentech’s humanized monoclonal antibody product RAPTIVA®. In April of 1999, March of 2003, and January of 2005, the companies amended the agreement. In October of 2003, RAPTIVA® was approved by the FDA for the treatment of adults with chronic moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy and, in September of 2004, Serono announced the product’s approval in the European Union. In January of 2005, we entered into a restructuring of our collaboration agreement with Genentech which ended our existing cost and profit sharing arrangement related to RAPTIVA® in the United States and entitles us to a royalty interest on worldwide net sales.

•	In November of 2001, we entered into a collaboration with Millennium to develop two of Millennium’s products for certain vascular inflammation indications. In October of 2003, we announced that we had discontinued one of these products, MLN2201. In December of 2003, we announced the initiation of Phase I testing on the other product, MLN2222. As of May 2006, we completed the transfer of the data from the Phase I study to Millennium as per our amended agreement.

•	In March of 2004, we announced we had agreed to collaborate with Chiron for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the agreement, the companies will jointly research, develop, and commercialize multiple antibody product candidates. In April of 2005, we announced the initiation of clinical testing of the first product candidate out of the collaboration, CHIR-12.12, an anti-CD40 antibody, in patients with advanced CLL. In October 2005, we announced the initiation of the second clinical trial of CHIR-12.12 in patients with multiple myeloma.

•	In September of 2004, we entered into a collaboration with Aphton for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. In January of 2006, Aphton announced that its common stock had been delisted from Nasdaq. Aphton has stated that, assuming it cannot complete additional financings, it will not have sufficient funds to continue its operations through the second quarter of 2006.

•	In October of 2004, we announced the licensing of our ING-1 product to Triton for use with their TNT™ System.

•	In March of 2005, we entered into a contract with the NIAID, a part of the National Institutes of Health, to produce three botulinum neurotoxin monoclonal antibodies designed to protect United States citizens against the harmful effects of biological agents used in bioterrorism.

•	In June of 2005, we announced the formation of a collaboration to jointly develop and commercialize antibody drugs for certain targets discovered by Lexicon.

•	We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to approximately 45 companies. As of March 31, 2006, we were aware of two antibody products in late-stage clinical testing which are manufactured using our BCE technology: UCB’s CIMZIA™(CDP870) anti-TNF alpha antibody fragment for rheumatoid arthritis and Crohn’s disease and Genentech’s Lucentis™ (ranibizumab) antibody fragment to vascular endothelial growth factor for wet age-related macular degeneration.

•	In September of 2005, we signed a letter agreement with Cubist to develop production processes and to manufacture a novel two-antibody biologic in quantities sufficient to conduct Phase III clinical trials; financial terms have not been finalized.

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

In April of 2006, Chiron announced that its shareholders had approved the amended merger agreement under which Novartis would acquire all Chiron shares it did not already own and the acquisition was consummated. Although we are currently evaluating the impact of the acquisition, we do not yet know what effect, if any, this transaction will have on our collaboration with Chiron.

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

There can be no assurance that the market price of our common shares will not decline below its present market price or that there will be an active trading market for our common shares. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. We have experienced significant volatility in the price of our common shares. From January 1, 2005 through May 2, 2006, our share price has ranged from a high of $2.74 to a low of $0.98. On May 2, 2006, the closing price of the common shares as reported on the Nasdaq National Market was $1.90 per share. Factors contributing to such volatility include, but are not limited to:

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

Without limiting the foregoing, we are aware that:

•	in April of 2004, Amgen Inc. and its partner Wyeth Pharmaceuticals, a division of Wyeth, announced that their rheumatoid arthritis and psoriatic arthritis drug, Enbrel®, had been approved by the FDA for the same psoriasis indication as RAPTIVA® and, in September of 2004, they announced that the product received approval in the European Union in this same indication;

•	Abbott Laboratories has presented data from a Phase II psoriasis trial showing clinical benefits of its rheumatoid arthritis and psoriatic arthritis drug Humira™ for the treatment of psoriasis;

•	Biogen Idec Inc. has been marketing Amevive® in the United States to treat the same psoriasis indication as RAPTIVA® and announced in October of 2004 that it had received approval in Canada. Biogen sold its Amevive® worldwide rights to Astellas Pharma US, Inc. on March 31, 2006.

•	Centocor, Inc., a unit of Johnson & Johnson, has tested its rheumatoid arthritis and Crohn’s disease drug, Remicade®, in phase III clinical trials of patients with moderate to severe plaque psoriasis and has announced the FDA has accepted its license application for the drug in this indication and that the drug has been approved to treat plaque psoriasis in the European Union, psoriatic arthritis in the United States and, in combination with methotrexate, in the European Union;

•	Biogen Idec Inc. and Fumapharm AG have taken their psoriasis-treating pill, BG-12, through a Phase III trial in Germany in which, according to the companies, the product significantly reduced psoriasis symptoms in patients;

•	Isotechnika, Inc. has completed a Canadian Phase III trial of ISA247, a trans-isomer of a cyclosporine analog, in 450 patients with moderate to severe psoriasis, achieving all efficacy endpoints; and

•	other companies are developing monoclonal antibody or other products for treatment of inflammatory skin disorders.

There are at least two competitors developing a complement inhibitor which may compete with MLN2222. Alexion and its partner Proctor & Gamble reported in November 2005 that preliminary results in a second Phase III trial of pexelizumab, a monoclonal antibody, did not achieve its primary endpoint in patients undergoing coronary artery bypass graft surgery. TP10 is a complement inhibitor developed by AVANT for applications including the limitation of complement-mediated damage following surgery on cardiopulmonary by-pass. AVANT has completed a Phase II study where the drug demonstrated treatment benefits in males.

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

It is possible that other companies may be developing other products based on the same human protein as our NEUPREX® product, and these products may prove to be more effective than NEUPREX®. It is also possible that other companies may be developing other products based on the same therapeutic target as our XOMA 052 product and these products may prove to be more effective than XOMA 052.

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

We had approximately 217 employees as of March 31, 2006, and we anticipate that we will require additional experienced executive, accounting, research and development, legal, administrative and other personnel in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

We are authorized to issue, without shareholder approval, 1,000,000 preference shares, of which 2,959 were issued and outstanding as of March 31, 2006, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common shares. In addition, we are authorized to issue, without shareholder approval, up to 210,000,000 common shares, of which 95,384,839 were issued and outstanding as of March 31, 2006. If we issue additional equity securities, the price of our common shares and, in turn, the price of our convertible notes may be materially and adversely affected. In addition, as of March 31, 2006, there were $59.5 million aggregate principal amount of New Notes outstanding, which were convertible into an aggregate of 31,733,796 common shares, with an aggregate of 3,756,319 additional shares issuable in lieu of the additional interest that would be due on such conversion.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number
31.1	Certification of John L. Castello, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of J. David Boyle II, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of John L. Castello, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of J. David Boyle II, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated May 10, 2006, furnished herewith

XOMA Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Ltd.

Date: May 10, 2006	By:	/s/ JOHN L. CASTELLO
John L. Castello
Chairman of the Board, President and
Chief Executive Officer

Date: May 10, 2006	By:	/s/ J. DAVID BOYLE II
J. David Boyle II
Vice President, Finance and
Chief Financial Officer