Form 10-Q
period 2006-06-30
XOMA LTD /DE/
filed 2006-08-09
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large Accelerated Filer   ☐                 Accelerated Filer   ☒                 Non-Accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2006
Common shares US$.0005 par value	97,410,508

XOMA Ltd.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$11,798	$20,804
Short-term investments	23,054	22,732
Receivables, net	5,602	5,186
Related party receivables	96	98
Prepaid expenses	1,217	975
Debt issuance costs	477	493

Total current assets	42,244	50,288
Property and equipment, net	21,940	19,056
Related party receivables – long-term	75	93
Debt issuance costs – long-term	2,187	2,683
Deposits	457	457

Total assets	$66,903	$72,577

LIABILITIES AND SHAREHOLDERS’ EQUITY
(NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$3,525	$5,648
Accrued liabilities	5,613	5,717
Accrued interest	1,472	1,652
Deferred revenue	4,849	3,527

Total current liabilities	15,459	16,544
Deferred revenue – long-term	5,075	4,333
Convertible debt – long-term	58,109	60,000
Interest bearing obligation – long-term	15,793	12,373

Total liabilities	94,436	93,250
Commitments and contingencies	—	—
Shareholders’ equity (net capital deficiency):
Preference shares, $.05 par value, 1,000,000 shares authorized
Series A, 135,000 designated, no shares issued and outstanding	—	—
Series B, 8,000 designated, 2,959 shares issued and outstanding; aggregate liquidation preference of $29.6 million	1	1
Common shares, $.0005 par value, 210,000,000 shares authorized, 97,409,289 and 86,312,712 shares outstanding at June 30, 2006 and December 31, 2005, respectively	49	43
Additional paid-in capital	674,698	655,041
Accumulated comprehensive income	(71)	(66)
Accumulated deficit	(702,210)	(675,692)

Total shareholders’ equity (net capital deficiency)	(27,533)	(20,673)

Total liabilities and shareholders’ equity (net capital deficiency)	$66,903	$72,577

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
License and collaborative fees	$731	$2,655	$1,385	$3,180
Contract and other revenue	4,681	933	7,775	2,192
Royalties	2,100	1,571	3,956	2,780

Total revenues	7,512	5,159	13,116	8,152

Operating costs and expenses:
Research and development (including contract related of $2,672 and $4,611, respectively, for the three and six months ended June 30, 2006, and $974 and $1,785 for the three and six months ended June 30, 2005)	12,104	9,547	24,285	19,549
General and administrative	4,386	3,709	9,439	7,460

Total operating costs and expenses	16,490	13,256	33,724	27,009

Loss from operations	(8,978)	(8,097)	(20,608)	(18,857)
Other income (expense):
Investment and interest income	385	418	842	987
Interest expense	2,681	(1,117)	(6,745)	(1,778)
Other income (expense)	(3)	252	(7)	41,184

Net income (loss) from operations before taxes	(5,915)	(8,544)	(26,518)	21,536
Provision for income taxes	—	38	—	38

Net income (loss)	$(5,915)	$(8,582)	$(26,518)	$21,498

Basic net income (loss) per common share	$(0.06)	$(0.10)	$(0.29)	$0.25

Diluted net income (loss) per common share	$(0.06)	$(0.10)	$(0.29)	$0.20

Shares used in computing basic net income (loss) per common share	96,661	86,253	92,326	85,997

Shares used in computing diluted net income (loss) per common share	96,661	86,253	92,326	115,332

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(26,518)	$21,498
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,383	2,218
Common shares contribution to 401(k) and management incentive plans	1,088	1,304
Share-based compensation expense	647	—
Accrued interest on convertible notes and other interest bearing obligations	237	1,563
Revaluation of embedded derivative	3,968	—
Amortization of discount, premium and issuance costs of convertible debt	493	205
Amortization of premium on short-term investments	35	—
Gain on extinguishment of debt	—	(40,935)
Loss on disposal/retirement of property and equipment	4	2
Gain on sale of investments	—	(271)
Other non-cash adjustments	(4)	—
Changes in assets and liabilities:
Receivables and related party receivables	(396)	(3,805)
Prepaid expenses	(242)	(166)
Deposits	—	(297)
Accounts payable	(2,123)	(103)
Accrued liabilities	(104)	(13,658)
Deferred revenue	2,064	120

Net cash used in operating activities	(18,468)	(32,325)

Cash flows from investing activities:
Proceeds from sales/maturities of investments	15,734	502
Purchase of investments	(16,091)	—
Purchase of property and equipment	(5,271)	(1,461)

Net cash used in investing activities	(5,628)	(959)

Cash flows from financing activities:
Principal payments of short-term loan	—	(115)
Payments under capital lease obligations	—	(133)
Proceeds from issuance of long-term debt	3,003	8,844
Proceeds from issuance of convertible notes	11,969	56,553
Proceeds from issuance of common shares	118	96

Net cash provided by financing activities	15,090	65,245

Net increase (decrease) in cash and cash equivalents	(9,006)	31,961
Cash and cash equivalents at the beginning of the period	20,804	23,808

Cash and cash equivalents at the end of the period	$11,798	$55,769

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

XOMA Ltd. (“XOMA” or the “Company”), a Bermuda company, is a biopharmaceutical company that discovers and develops for commercialization antibodies and other genetically-engineered protein products to treat immunological and inflammatory disorders, cancer and infectious diseases. The Company’s products are presently in various stages of development and most are subject to regulatory approval before they can be introduced commercially. The Company receives royalties from Genentech, Inc. (“Genentech”) on two approved products, RAPTIVA®, for the treatment of moderate-to-severe plaque psoriasis, and LUCENTIS™, for the treatment of neovascular (wet) age-related macular degeneration. XOMA’s pipeline includes both proprietary products and collaborative programs at various stages of preclinical and clinical development.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of June 30, 2006, the consolidated results of the Company’s operations for the three and six months ended June 30, 2006 and 2005, and the Company’s cash flows for the six months then ended. The condensed consolidated balance sheet amounts at December 31, 2005, have been derived from audited consolidated financial statements. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

Critical Accounting Policies

There have been no significant changes in critical accounting policies, except as noted below, during the six months ended June 30, 2006, as compared with those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 8, 2006.

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

Share Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Stock-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee share options and employee share purchases related to the Employee Share Purchase Plan, on estimated fair values. The Company is using the modified prospective method. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. To estimate the value of an award, the Company uses the Black-Scholes option pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. Further, the forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life, volatility and forfeiture rate are

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury zero-coupon issues. The Company reviews its valuation assumptions quarterly and, as a result, it is likely to change its valuation assumptions used to value share based awards granted in future periods.

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

Concentration of Risk

Cash, cash equivalents, short-term investments and accounts receivable are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains money market funds and short-term investments that bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the six months ended June 30, 2006, two customers represented 56% and 30% of total revenues and, as of June 30, 2006, there were billed and unbilled receivables of $5.1 million outstanding from these customers representing 54% and 37% of the balance. For the six months ended June 30, 2005, four customers represented 47%, 25%, 13% and 12% of total revenues and, as of June 30, 2005, there were billed and unbilled receivables of $4.1 million from three of these customers representing 44%, 27% and 19% of the balance.

Share-Based Compensation

The Company grants qualified and non-qualified share options, shares and other share related awards under various plans to directors, officers, employees and other individuals. To date, share-based compensation issued under these plans consists of qualified and non-qualified incentive share options and shares. Share options are granted at exercise prices of not less than the fair market value of the Company’s common shares on the date of grant. Generally, share options granted to employees fully vest four years from the grant date and expire ten years from the date of the grant or three months from the date of termination of employment (longer in case of death or certain retirements). Certain options granted to directors fully vest on the date of grant and certain options may fully vest upon a change of control of the Company. Additionally, the Company has an Employee Share Purchase Plan (“ESPP”) that allows employees to purchase Company shares at a purchase price equal to 95% of the closing price on the exercise date. For ESPP periods beginning prior to December 31, 2004, the purchase price per common share is 85% of fair market value at the lower of either the first day of the 24 month offering period or the last day of the period. As of June 30, 2006, the Company had approximately 6.5 million shares of common shares reserved for future issuance under its share option plans and ESPP.

Prior to the adoption of SFAS 123R on January 1, 2006, the Company accounted for its share-based compensation plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations as permitted by Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” (“SFAS 123”), as amended by Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). In general, as the exercise price of the options granted under the Company’s plans was equal to the market price of the underlying common shares on the grant date, no share-based employee compensation cost was recognized. As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for share-based awards, as if SFAS 123 had been applied.

SFAS 123R requires all share based payments to be recognized in the financial statements based on their fair values. The Company is using the modified prospective method. Under this method, compensation cost recognized during the three and six month periods ended June 30, 2006, includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 amortized on a graded vesting basis over the options’ vesting period, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R amortized on a straight-line basis over the options’ vesting period. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, has not restated its financial results for prior periods to reflect expensing of share-based compensation. As a result, the results for the three and six months ended June 30, 2006, are not comparable to the same periods of the prior year.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table illustrates the effect on net income (loss) and net income (loss) per share had the Company applied the fair value recognition provisions of SFAS 123 to account for its share plans and ESPP for the three and six month periods ended June 30, 2005 (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss) — as reported	$(8,582)	$21,498
Deduct: Total share-based employee compensation expense under SFAS 123	(2,733)	(3,163)

Pro forma net income (loss)	$(11,315)	$18,335

Net income (loss) per common share:
Basic — as reported	$(0.10)	$0.25
Basic — pro forma	$(0.13)	$0.21
Diluted — as reported	$(0.10)	$0.20
Diluted — pro forma	$(0.13)	$0.17

The historical pro forma impact of applying the fair value method prescribed by SFAS 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as expected life, volatility and interest rates used to estimate fair value of the grants in future years.

The following table shows total share-based compensation expense included in the condensed consolidated statement of operations for the three and six month periods ended June 30, 2006 (in thousands).

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Research and development	$114	$270
General and administrative	143	377

Total share-based compensation expense	$257	$647

Basic and diluted net income (loss) per common share is (.01) lower for the six months ended June 30, 2006, than if the Company had not adopted SFAS 123R. There was no capitalized share-based compensation cost as of June 30, 2006. There were no recognized tax benefits during the three and six months ended June 30, 2006. The adoption of SFAS 123R had no impact on cash flows from operations or financing

To estimate the value of an award, the Company uses the Black-Scholes option pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. The forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury zero-coupon issues.

The fair value of share based awards was estimated using a Black-Scholes model with the following weighted-average assumptions for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Expected volatility	78%	83%	80%	83%
Risk-free interest rate	5.18%	3.70%	4.67%	4.10%
Expected life	5.3 years	4.1 years	5.3 years	4.3 years

Prior to the adoption of SFAS 123R, the Company’s Board of Directors approved the acceleration of vesting of all outstanding employee share options with an exercise price greater than $3.00 per share. Because the exercise price of all the accelerated options exceeded the market price per share of the common shares as of the new measurement date, the acceleration had no impact on the

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Company’s earnings in 2005. Since the accelerated options had exercise prices in excess of the current market value of the Company’s common shares, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention. The modification allows expense recognized after the adoption of SFAS 123R to better reflect the Company’s compensation strategies.

Share option activity for the six months ended June 30, 2006, is as follows:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2005	5,422,096	$4.96
Granted	1,222,300
Forfeited, expired or cancelled	(563,828)

Options outstanding at June 30, 2006	6,080,568	$4.30	6.77	$295,066

Options exercisable at June 30, 2006	4,122,323	$5.57	5.58	$115,369

Unvested share activity for the six months ended June 30, 2006 and 2005, is summarized below:

	Six Months Ended June 30,
	2006		2005
	Unvested Number of Shares	Weighted- Average Grant- Date Fair Value	Unvested Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested balance at December 31	1,234,838	$1.56	1,890,034	$5.50
Granted	1,222,300	1.68	1,167,100	1.45
Vested	(401,211)	1.52	(1,693,630)	5.58
Forfeited	(97,682)	1.61	(246,804)	3.73

Unvested balance at June 30	1,958,245	$1.64	1,116,700	$1.54

At June 30, 2006, there was $1.2 million of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 2.9 years.

Comprehensive Income (Loss)

Unrealized gains or losses on the Company’s available-for-sale securities are included in other comprehensive income (loss). Comprehensive income (loss) and its components for the three and six months ended June 30, 2006 and 2005, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(5,915)	$(8,582)	$(26,518)	$21,498
Unrealized gain (loss) on securities available-for-sale	5	—	(5)	(280)

Comprehensive income (loss)	$(5,910)	$(8,582)	$(26,523)	$21,218

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

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following outstanding securities were considered in the computation of diluted net income (loss) per share. Those that are antidilutive were not included in the computation of diluted net income (loss) per share (in thousands):

	June 30,
	2006	2005
Options for common shares	6,081	5,610
Warrants for common shares	125	125
Convertible preference shares, notes, and related interest, as if converted	37,335	38,827

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator
Net income (loss)	$(5,915)	$(8,582)	$(26,518)	$21,498
Interest on convertible long-term debt	—	—	—	1,754

Net income (loss) used for diluted net income (loss) per share	$(5,915)	$(8,582)	$(26,518)	$23,252

Denominator
Weighted average shares outstanding used for basic net income (loss) per share	96,661	86,253	92,326	85,997
Effect of dilutive share options	—	—	—	52
Effect of convertible preference shares	—	—	—	3,818
Effect of convertible long-term debt	—	—	—	25,465

Weighted-average shares outstanding and dilutive securities used for diluted net income (loss) per share	96,661	82,253	92,326	115,332

Receivables

Receivables consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Trade receivables	$3,167	$2,880
Collaborations	2,138	1,916
Other receivables	297	390

Total	$5,602	$5,186

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Accrued payroll costs	$1,919	$2,084
Accrued management incentive compensation	1,091	1,758
Accrued legal fees	1,064	813
Customer advances	1,000	750
Accrued collaborations	272	—
Other	267	312

Total	$5,613	$5,717

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. CONVERTIBLE DEBT

In February of 2006, the Company completed an exchange offer with holders of its 6.5% convertible senior notes due 2012 in which the Company exchanged $60.0 million aggregate principal amount of its new 6.5% Convertible SNAPsSM due 2012 (the “New Notes”) for all $60.0 million aggregate principal amount of its then outstanding convertible senior notes due 2012. The Company also issued an additional $12.0 million of New Notes to the public for cash at a public offering price of 104% of principal, or $12.5 million. The New Notes are initially convertible into approximately 38.4 million common shares at a conversion rate of 533.4756 of its common shares per $1,000 principal amount of New Notes, which is equivalent to a conversion price of approximately $1.87 per common share. Before February 10, 2010, the Company may not redeem the New Notes. On or after February 10, 2010, the Company may redeem any or all of the New Notes at 100% of the principal amount, plus accrued and unpaid interest. In addition, the Company may automatically convert some or all of the New Notes on or prior to the maturity date if the closing price of its common shares has exceeded 150% of the conversion price then in effect for at least 20 trading days during any consecutive 30 trading day period ending within five trading days prior to the notice of auto-conversion. If the Company elects to automatically convert, or if holders elect to voluntarily convert, some or all of the New Notes on or prior to February 10, 2010, it must pay or provide for additional interest equal to four years’ worth of interest less any interest paid or provided for, on the principal amount so converted, prior to the date of conversion. Additional interest, if any, shall be paid in cash or, solely at the Company’s option and subject to certain limitations, in its common shares valued at the conversion price then in effect.

In accounting for the New Notes, the Company applied guidance as set forth in EITF 96-19, SFAS 133, EITF 05-7, EITF 00-19, and EITF 01-6 as follows. The exchange offer is a modification of existing debt, rather than extinguishment. The additional interest payment upon conversion is an embedded derivative requiring separate accounting. The Company considered the provisions of EITF 05-2 and concluded that this is not conventional convertible debt.

In accordance with SFAS 133, the Company has separately accounted for the additional interest payment feature of the New Notes as an embedded derivative instrument, which is measured at fair value and classified on the balance sheet with the convertible debt. Changes in the fair value of the embedded derivative are recognized in earnings as a component of other income (expense). At the time of issuance, the Company estimated the fair value of the additional interest payment feature to be $5.8 million, including approximately $1.0 million related to the New Notes issued for cash, based on current information including share price. For the New Notes issued in the exchange offer and in the new money offering, this amount was subtracted from the carrying value of the debt, reflected as a debt discount, which is amortized as interest expense using the effective interest method, through the date the notes are scheduled to mature, and separately reported as a derivative liability.

Convertible debt consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Convertible debt	$52,229	$60,000
Embedded derivative	5,528	—
Premium	352	—

Total	$58,109	$60,000

The additional New Notes were issued, to the initial purchasers, for net proceeds of $11.8 million. Debt issuance costs related to the New Notes of approximately $0.7 million are being amortized on a straight-line basis over the 72 month life of the notes. Additional debt issuance costs of $2.0 million, related to the modification of the existing debt, were expensed as incurred with $1.1 million and $0.9 million expensed during the quarters ended March 31, 2006 and December 31, 2005, respectively.

For the three months ended June 30, 2006, $2.9 million of New Notes were converted into 1,972,847 shares of common shares including 407,096 shares related to the additional interest payment feature of the notes. The Company recorded ($4.1) million in interest expense/(benefit) during the quarter ended June 30, 2006, as a benefit arising from the decrease in the fair value of the embedded derivative on its convertible debt of which ($4.3) million of benefit related to the recovery of interest expense from the increase in the fair value of the embedded derivative during the quarter ended March 31, 2006, partially offset by $0.2 million in expense related to the converted notes.

For the six months ended June 30, 2006, $15.5 million of New Notes were converted into 10,385,171 shares of common shares including 2,142,971 shares related to the additional interest payment feature of the notes. The Company recorded $4.0 million in

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

interest expense during the six months ended June 30, 2006, as a result of an increase in the fair value of the embedded derivative on its convertible debt including $2.7 million related to the converted notes.

For the three months ended June 30, 2006 and 2005, the Company incurred $0.9 million and $1.0 million, respectively, in interest expense payable on its convertible debt. For the six months ended June 30, 2006 and 2005, the Company incurred $1.9 million and $1.5 million, respectively, in interest expense payable on its convertible debt. Interest expense is payable on a semi-annual basis. Additionally, the Company amortized a net of $0.3 million and $0.5 million, respectively, in debt issuance costs, premium and discount for the three and six months ended June 30, 2006, and amortized $0.1 million and $0.2 million, respectively, in debt issuance costs for the three and six months ended June 30, 2005.

3. COLLABORATIVE AND OTHER ARRANGEMENTS

In April of 2006, Chiron Corporation (“Chiron”) announced that its shareholders had approved the amended merger agreement under which Novartis AG (“Novartis”) would acquire all Chiron shares it did not already own and the acquisition was consummated. Although the Company is continuing to evaluate the impact of this acquisition, it does not yet know what effects this transaction will have on its collaboration.

In May of 2006, the Company entered into a collaboration agreement with the Schering-Plough Research Institute division of Schering Corporation (“SPRI”) for therapeutic monoclonal antibody discovery and development. Under the agreement, SPRI will make upfront and milestone payments to the Company, fund the Company’s R&D and manufacturing activities related to the agreement and pay the Company royalties on sales of products resulting from the collaboration. During the collaboration, the Company will discover therapeutic antibodies against one or more targets selected by SPRI. The Company will recognize revenue on the upfront payment on a straight-line basis over the term of the contract, revenue on the services as they are performed and on the milestones and royalties as they are received.

Beginning in the quarter ended June 30, 2006, the Company became eligible for a royalty from Genentech on worldwide sales of LUCENTIS™, a new drug for the treatment of neovascular (wet) age-related macular degeneration. This royalty obligation results from an existing agreement with Genentech related to the licensing of the Company’s bacterial cell expression technology.

4. LEGAL PROCEEDINGS

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

In September of 2004, XOMA (US) LLC entered into a collaboration with Aphton for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. In May of 2006, Aphton filed for bankruptcy protection under Chapter 11, Title 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, No. 06-10510 (CSS). XOMA (US) LLC intends to file a proof of claim in this proceeding, as a creditor of Aphton, for approximately $594,000.

5. SUBSEQUENT EVENTS

On July 28, 2006, the Company announced that it had placed its production process development work for Cubist Pharmaceuticals, Inc. (“Cubist”) on hold and issued a notice of contract termination because of Cubist’s decision to cease investment in its HepeX-B™ product as a result of stringent FDA requirements for regulatory approval. As a result of this termination, the company will recognize all Cubist deferred revenue and a termination fee in the quarter ending September 30, 2006.

On July 31, 2006, the Company announced that it had been awarded a $16.3 million dollar contract (Contract No. HHSN266200600008C/N01-Al-60008) funded with Federal funds from the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health, Department of Health and Human Services, to produce botulinum neurotoxin monoclonal antibodies for the treatment of botulism to protect U.S. citizens against the harmful effects of botulinum neurotoxins used in bioterrism.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to terms of research collaborations, investments, share compensation, impairment issues and the estimated useful life of assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Revenues

Total revenues for the three and six months ended June 30, 2006, were $7.5 million and $13.1 million, respectively, compared with $5.2 million and $8.2 million, respectively, for the same periods of 2005.

License and collaborative fee revenues were $0.7 million and $1.4 million, respectively, for the three and six months ended June 30, 2006, compared with $2.7 million and $3.2 million, respectively, for the same periods of 2005. These revenues include amortization of upfront payments, milestone revenues and licensing revenues related to the outlicensing of our products and technologies and other collaborative arrangements. The decreases of $2.0 million and $1.8 million, respectively, for the three and six months ended June 30, 2006, resulted primarily from an outlicensing agreement with Merck & Co. Inc. in the quarter ended June 30, 2005.

Contract revenues were $4.7 million and $7.8 million, respectively, for the three and six months ended June 30, 2006, compared with $0.9 million and $2.2 million, respectively, for the same periods of 2005. The increases of $3.8 million and $5.6 million, respectively, for the three and six months ended June 30, 2006, resulted primarily from an increase in contract manufacturing services performed under our contract with the National Institute of Allergy and Infectious Diseases (“NIAID”) entered into in March of 2005 to develop three anti-botulinum neurotoxin monoclonal antibody therapeutics offset by a reduction in clinical trial services performed on behalf of Genentech, Inc. (“Genentech”). The NIAID contract work is being performed over an eighteen month period and is 100% funded with federal funds from NIAID under Contract No. HHSN266200500004C. We are recognizing revenue over the life of the contract as the services are performed on a proportional performance basis and, as per the terms of the contract, a 10% retention on all revenue is being deferred and classified as a receivable until completion of the contract.

Royalties were $2.1 million and $4.0 million, respectively, for the three and six months ended June 30, 2006, compared with $1.6 million and $2.8 million, respectively, for the same periods of 2005. The increases of $0.5 million and $1.2 million, respectively, for the three and six months ended June 30, 2006, resulted primarily from RAPTIVA® royalties earned under our royalty arrangement with Genentech.

Operating Costs and Expenses

Research and development expenses consist of direct and research-related allocated overhead costs such as salaries and related personnel costs, patents, materials and supplies in addition to costs related to clinical trials to validate our testing processes and procedures and related overhead expenses. Research and development expenses include independent research and development and costs associated with collaborative research and development as well as contract research and development arrangements. Research and development expenses were $12.1 million and $24.3 million, respectively, for the three and six months ended June 30, 2006, compared with $9.5 million and $19.5 million, respectively, for the same periods of 2005, an increase of 27% and 24%, respectively. These increases primarily reflects increases in spending on our contract with NIAID, our development of XOMA 052 and NEUPREX®, and our collaborations with Lexicon Genetics Incorporated (“Lexicon”) and Schering Plough Research Institute (“SPRI”), partially offset by decreased spending on our collaboration agreements with Novartis AG (“Novartis” formerly Chiron Corporation), Genentech and Millennium Pharmaceuticals, Inc. In addition, for the three and six months ended June 30, 2006, we recorded $0.1 million and $0.3 million, respectively, of share-based compensation expense. No share based compensation expense was recorded in 2005.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Earlier stage programs	$9,777	$7,080	$19,044	$15,712
Later stage programs	2,327	2,467	5,241	3,837

Total	$12,104	$9,547	$24,285	$19,549

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative arrangements. The costs related to internal projects versus collaborative arrangements approximate the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Internal projects	$7,387	$4,965	$15,184	$11,258
Collaborative arrangements	4,717	4,582	9,101	8,291

Total	$12,104	$9,547	$24,285	$19,549

For the three months ended June 30, 2006, three development programs (HCD122 (formerly CHIR12.12), NIAID and XOMA 052) accounted for more than 10% but less than 20% and no development program accounted for more than 20% of our total research and development expenses. For the six months ended June 30, 2006, two development programs (HCD122 and NEUPREX®) accounted for more than 10% but less than 20%, one development program (XOMA 052) accounted for more than 20% but less than 30%, one development program (NIAID) accounted for more than 30% but less than 40% and no development program accounted for more than 40% of our total research and development expenses. For the three months ended June 30, 2005, one development program (HCD122) accounted for more than 30% but less than 40% and no development program accounted for more than 40% of our total research and development expenses. For the six months ended June 30, 2005, one development program (HCD122) accounted for more than 20% but less than 30% and no development program accounted for more than 30% of our total research and development expenses.

We currently anticipate that research and development expenses will continue to increase in 2006 as compared with 2005. We expect our spending on our oncology collaboration with Novartis, including HCD122, to continue as well as increases in spending on our collaborations with Lexicon and SPRI, our contract with NIAID, our development of XOMA 052 and NEUPREX® and other new projects. Future research and development spending may also be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

General and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. General and administrative expenses for the three and six months ended June 30, 2006, were $4.4 million and $9.4 million, respectively, compared with $3.7 million and $7.5 million, respectively, for the same periods of 2005. The increase of $0.7 million for the three months ended June 30, 2006, compared with the three months ended June 30, 2005, resulted primarily from increased legal and consulting expenses. The increase of $1.9 million for the six months ended June 30, 2006, compared with the six months ended June 30, 2005, resulted primarily from increased professional fees of which $1.1 million related to our February debt exchange. In addition, for the three and six months ended June 30, 2006, we recorded $0.1 million and $0.4 million, respectively, of share-based compensation expense. No share-based compensation expense was recorded in 2005.

Other Income (Expense)

Investment and interest income for the three and six months ended June 30, 2006, was $0.4 million and $0.8 million, respectively, compared with $0.4 million and $1.0 million, respectively, for the same periods of 2005. Investment and interest income consists primarily of interest earned on our cash and investment balances. The six month period ended June 30, 2005, includes a $0.3 million one-time gain on the sale of short-term investments.

Interest expense/(benefit) for the three and six months ended June 30, 2006, was ($2.7) million and $6.7 million, respectively, compared with $1.1 million and $1.8 million, respectively, for the same periods of 2005. Interest expense/(benefit) for the three months ended June 30, 2006, consists of ($4.1) million from the revaluation of the embedded derivative from our convertible debt, $0.9 million of interest payable on our convertible debt, $0.3 million in net amortization of debt issuance costs, discount and premium on our convertible debt and $0.2 million of interest payable on our note with Novartis. Interest expense for the six months ended June 30, 2006, consists of $4.0 million from the revaluation of the embedded derivative from our convertible debt, $1.9 million of interest payable on our convertible debt, $0.5 million in net amortization of debt issuance costs, discount and premium on our convertible debt and $0.4 million of interest payable on our note with Novartis. Our 2005 interest expense consisted primarily of interest payable on our convertible notes.

Other income (expense) for the three months and six months ended June 30, 2006, was zero, compared with $0.3 million and $41.2 million, respectively for the three and six months ended June 30, 2005. The amount for the six months ended June 30, 2005, consists primarily of a one-time gain related to the extinguishment of the Genentech development loan as a result of the restructuring of the Genentech agreement, which occurred in January of 2005.

Accounting for Share-Based Compensation

Prior to the adoption of Financial Accounting Standards No. 123 (revised 2004), “Stock-Based Payment” (“SFAS 123R”) on January, 1, 2006, we accounted for our share-based compensation plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations as permitted by Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” (“SFAS 123”), as amended by Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). In general, as the exercise price of the options granted under our plans was equal to the market price of the underlying common shares on the grant date, no share-based employee compensation cost was recognized. As required by SFAS 148 prior to the adoption of SFAS 123R, we provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for share-based awards, as if SFAS 123 had been applied.

SFAS 123R requires all share based payments to be recognized in the financial statements based on their fair values. We are using the modified prospective method. Under this method, compensation cost recognized during the three and six month periods ended June 30, 2006, includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 amortized on a graded vesting basis over the options’ vesting period, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R amortized on a straight-line basis over the options’ vesting period. We elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, have not restated our financial results for prior periods to reflect expensing of share-based compensation. As a result, the results for the three and six months ended June 30, 2006, are not comparable to the same periods of the prior year.

Prior to the adoption of SFAS 123R, our Board of Directors approved the acceleration of vesting of all outstanding employee share options with an exercise price greater than $3.00 per share. Because the exercise price of all the accelerated options exceeded the market price per share of the common shares as of the new measurement date, the acceleration had no impact on our earnings in 2005. Since the accelerated options had exercise prices in excess of the current market value of our common shares, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention. The modification allows expense recognized after the adoption of SFAS 123R to better reflect our compensation strategies.

During the three and six months ended June 30, 2006, we recognized $0.3 million and $0.6 million, respectively, in share-based compensation expense. At June 30, 2006, there was $1.2 million of unrecognized share-based compensation expense related to unvested shares with a weighted average remaining recognition period of 2.9 years.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at June 30, 2006, was $34.9 million compared with $43.5 million at December 31, 2005. This $8.6 million decrease reflects cash used in operations of $18.5 million and cash used in the purchase of fixed assets of $5.3 million partially offset by cash provided by financing activities $15.1 million, primarily from the $12.5 million in New Notes issued for cash in our convertible debt exchange.

Net cash used in operating activities was $18.5 million for the six months ended June 30, 2006, compared with $32.3 million for the same period in 2005.

Cash used in operations for the six months ended June 30, 2006, consisted of a net loss of $26.5 million with non-cash addbacks for the revaluation of our embedded derivative of $4.0 million, depreciation and amortization of $2.9 million, equity related compensation of $1.7 million and accrued interest of $0.2 million partially offset by an increase in assets of $0.6 million and a net decrease in liabilities of $0.2 million. During the six months ended June 30, 2006, we made payments of $2.6 million for debt issuance costs on our convertible debt, $2.0 million for interest on our convertible debt and $1.1 million for our Management Incentive Compensation Program (“MICP”), which is paid in March of each year.

Cash used in operations for the three months ended June 30, 2005, consisted of a net income of $21.5 million with non-cash deductions of $40.9 million for a gain on the extinguishment of our debt with Genentech and a $0.3 million gain on a sale of investments along with an increase in assets of $4.3 million and a net decrease in liabilities of $13.6 million partially offset by non-cash addbacks for depreciation and amortization of $2.4 million, equity related compensation of $1.3 million and accrued interest of $1.6 million. During the six months ended June 30, 2005, we made payments of $4.0 million on our Genentech collaboration liability, $2.9 million on our Novartis collaboration liability and $1.3 million for our MICP.

Net cash used in investing activities for the six months ended June 30, 2006 and 2005, was $5.6 million and $1.0 million, respectively. The $4.6 million increase in cash used in 2006 compared with 2005 reflected a $0.9 million increase in purchases, net of sales, of investments and a $3.8 million increase in purchases of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2006 and 2005, was $15.1 million and $65.2 million, respectively. Financing activities for the six months ended June 30, 2006, consisted of $12.5 million in proceeds from the issuance of convertible notes, offset by $0.5 million in debt issuance costs, a $3.0 million advance on our line of credit with Novartis and $0.1 million in proceeds from the issuance of common shares. Financing activities for the six months ended June 30, 2005, consisted of an issuance of $60.0 million of convertible senior notes for net proceeds of $56.6 million, an $8.8 million drawdown on our Novartis loan facility and $0.1 million in proceeds from the issuance of common shares partially offset with capital lease payments and payments of short-term loan obligations of $0.1 million each.

In February of 2006, we completed an exchange offer with holders of our 6.5% convertible senior notes due 2012 in which we exchanged $60.0 million aggregate principal amount of our new 6.5% Convertible SNAPsSM due 2012 (the “New Notes”) for all $60.0 million aggregate principal amount of our then outstanding convertible senior notes due 2012. We also issued an additional $12.0 million of New Notes to the public for cash at a public offering price of 104% of principal, or $12.5 million. The New Notes are initially convertible into approximately 38.4 million common shares at a conversion rate of 533.4756 of our common shares per $1,000 principal amount of New Notes, which is equivalent to a conversion price of approximately $1.87 per common share. Before February 10, 2010, we may not redeem the New Notes. On or after February 10, 2010, we may redeem any or all of the New Notes at 100% of the principal amount, plus accrued and unpaid interest. In addition, we may automatically convert some or all of the New Notes on or prior to the maturity date if the closing price of our common shares has exceeded 150% of the conversion price then in effect for at least 20 trading days during any consecutive 30 trading day period ending within five trading days prior to the notice of auto-conversion. If we elect to automatically convert, or if holders elect to voluntarily convert, some or all of the New Notes on or prior to February 10, 2010, we must pay or provide for additional interest equal to four years’ worth of interest less any interest paid or provided for, on the principal amount so converted, prior to the date of conversion. Additional interest, if any, shall be paid in cash or, solely at our option and subject to certain limitations, in our common shares valued at the conversion price then in effect.

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

In accordance with SFAS 133, we have separately accounted for the additional interest payment feature of the New Notes as an embedded derivative instrument, which is measured at fair value and classified on the balance sheet with the convertible debt. Changes in the fair value of the embedded derivative are recognized in earnings as a component of other income (expense). We have estimated the fair value of the additional interest payment feature to be $5.8 million, including approximately $1.0 million related to the New Notes issued for cash, based on current information including share price. For the New Notes issued in the exchange offer and in the new money offering, this amount was subtracted from the carrying value of the debt, reflected as a debt discount, which will be amortized as interest expense using the effective interest method, through the date the notes are scheduled to mature, and separately reported as a derivative liability.

The additional New Notes were issued to the initial purchasers for net proceeds of $11.8 million. Debt issuance costs related to the New Notes of approximately $0.7 million are being amortized on a straight-line basis over the 72 month life of the notes. Additional debt issuance costs of $2.0 million, related to the modification of the existing debt, were expensed as incurred with $1.1 million and $0.9 million expensed during the quarters ended March 31, 2006 and December 31, 2005, respectively.

For the three months ended June 30, 2006, $2.9 million of New Notes were converted into 1,972,847 shares of common shares including 407,096 shares related to the additional interest payment feature of the notes. We recorded ($4.1) million in interest expense/(benefit) during the quarter ended June 30, 2006, as a benefit arising from the decrease in the fair value of the embedded derivative on our convertible debt of which ($4.3) million of benefit related to the recovery of interest expense from the increase in the fair value of the embedded derivative during the quarter ended March 31, 2006, partially offset by $0.2 million in expense related to the converted notes.

For the six months ended June 30, 2006, $15.5 million of New Notes were converted into 10,385,171 shares of common shares including 2,142,971 shares related to the additional interest payment feature of the notes. We recorded $4.0 million in interest expense during the six months ended June 30, 2006, as a result of an increase in the fair value of the embedded derivative on our convertible debt including $2.7 million related to the converted notes.

For the three months ended June 30, 2006 and 2005, we incurred $0.9 million and $1.0 million, respectively, in interest expense payable on our convertible debt. For the six months ended June 30, 2006 and 2005, we incurred $1.9 million and $1.5 million, respectively, in interest expense payable on our convertible debt. Interest expense is payable on a semi-annual basis. Additionally, we amortized a net of $0.3 million and $0.5 million, respectively, in debt issuance costs, premium and discount for the three and six months ended June 30, 2006, and amortized $0.1 million and $0.2 million, respectively, in debt issuance costs for the three and six months ended June 30, 2005.

We expect our cash, cash equivalents and short-term investments to continue to decrease in 2006 with the use of cash to fund ongoing operations and capital investments, partially offset by proceeds from our Novartis loan facility.

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

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition and recognition of research and development expenses to be critical policies. There have been no significant changes in our critical accounting policies, except as noted below, during the six months ended June 30, 2006, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 8, 2006.

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

Share Based Compensation

On January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee share options and employee share purchases related to the Employee Share Purchase Plan, on estimated fair values. We are using the modified prospective method. Under this method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. To estimate the value of an award, we use the Black-Scholes option pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. Further, the forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life, volatility and forfeiture rate are derived primarily from our historical data, the risk-free rate is based on the yield available on U.S. Treasury zero-coupon issues. We review our valuation assumptions quarterly and, as a result, it is likely we will change our valuation assumptions used to value share based awards granted in future periods.

Subsequent Events

On July 28, 2006, we announced that we had placed our production process development work for Cubist Pharmaceuticals, Inc. (“Cubist”) on hold and issued a notice of contract termination because of Cubist’s decision to cease investment in its HepeX-B™ product as a result of stringent FDA requirements for regulatory approval. As a result of this termination, we will recognize all Cubist deferred revenue and a termination fee in the quarter ending September 30, 2006.

On July 31, 2006, we announced that we had been awarded a $16.3 million dollar contract (Contract No. HHSN266200600008C/N01-Al-60008) funded with Federal funds from NIAID, a part of the National Institutes of Health, Department of Health and Human Services, to produce botulinum neurotoxin monoclonal antibodies for the treatment of botulism to protect U.S. citizens against the harmful effects of botulinum neurotoxins used in bioterrism.

Forward-Looking Information And Cautionary Factors That May Affect Future Results

Certain statements contained herein related to the sufficiency of our cash resources, levels of future expenses and cash, future sales of approved products, as well as other statements related to current plans for product development and existing and potential collaborative and licensing relationships, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, the period for which our cash resources are sufficient could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated, if anticipated revenues or cost sharing arrangements do not materialize, if funds are not otherwise available on acceptable terms; expense levels and cash utilization may be other than as expected due to unanticipated changes in our research and development programs; and the sales efforts for approved products may not be successful if the parties responsible for marketing and sales fail to meet their commercialization goals, due to the strength of the competition, if physicians do not adopt the product as treatment for their patients or if remaining regulatory approvals are not obtained. These and other risks, including those related to the results of pre-clinical testing; the timing or results of pending and future clinical trials (including the design and progress of clinical trials; safety and efficacy of the products being tested; action, inaction or delay by the Food and Drug Administration (“FDA”), European or other regulators or their advisory bodies; and analysis or interpretation by, or submission to, these entities or others of scientific data); changes in the status of existing collaborative relationships; the ability of collaborators and other partners to meet their obligations; our ability to meet the demand of the United States government agency with which we have entered our first government contract; competition; market demands for products; scale-up and marketing capabilities; availability of additional licensing or collaboration opportunities; international operations; share price volatility; our financing needs and opportunities; uncertainties regarding the status of biotechnology patents; uncertainties as to the costs of protecting intellectual property; and risks associated with our status as a Bermuda company, are described in more detail in the remainder of this section.

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

In February 2006, we completed an exchange offer for all $60.0 million of our 6.5% convertible senior notes due 2012 for $60.0 million of 6.5% convertible SNAPsSM due 2012 (the “New Notes”) and issued an additional $12.0 million of New Notes to the public for cash. The interest rate and amount of principal of the previously outstanding notes were, and of the New Notes are, fixed. The New Notes include an additional interest rate feature which is accounted for as an embedded derivative which is measured at fair value. Changes in the fair value of the embedded derivative are recognized in earnings as interest expense.

As of June 30, 2006, we have drawn down $15.8 million against the Novartis $50.0 million loan facility that is due in 2015 at an interest rate based on six month LIBOR plus 2 percent which was 7.53% at June 30, 2006. We estimate that a hypothetical 100 basis point change in interest rates could increase or decrease our interest expense by approximately $160,000 on an annualized basis.

We hold interest-bearing instruments that are classified as cash, cash equivalents and short-term investments. Fluctuations in interest rates can affect the principal values and yields of fixed income investments. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed income investments could lose value. The following table presents the amounts and related weighted interest rates of our cash and investments at June 30, 2006 and December 31, 2005 (in thousands, except interest rate):

	Maturity	Carrying Amount	Fair Value	Average Interest Rate
June 30, 2006
Cash and cash equivalents	Daily	$11,798	$11,798	3.88%
Short-term investments	Less than 1 year	23,124	23,054	4.40%
December 31, 2005
Cash and cash equivalents	Daily	$20,804	$20,804	2.82%
Short-term investments	Less than 1 year	22,801	22,732	4.23%

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

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

Changes in Internal Control

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

In September of 2004, XOMA (US) LLC entered into a collaboration with Aphton for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. In May of 2006, Aphton filed for bankruptcy protection under Chapter 11, Title 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, No. 06-10510 (CSS). XOMA (US) LLC intends to file a proof of claim in this proceeding, as a creditor of Aphton, for approximately $594,000.

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

Our present and future revenues rely significantly on sales of products marketed and sold by others.

Currently, our revenues rely significantly upon sales of RAPTIVA®, in which we have only a royalty interest. RAPTIVA® was approved by the FDA on October 27, 2003, for the treatment of chronic moderate-to-severe plaque psoriasis in adults who are candidates for systemic therapy or phototherapy. Genentech and Serono, Genentech’s international marketing partner for RAPTIVA®, are responsible for the marketing and sales effort in support of this product. In September of 2004, Serono announced that RAPTIVA® had received approval for use in the European Union and the product was launched in several European Union countries in the fourth quarter of 2004. We have no role in marketing and sales efforts, and neither Genentech nor Serono has an express contractual obligation to us regarding the marketing or sales of RAPTIVA®.

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

According to Genentech, United States sales of RAPTIVA® for the first half of 2006 were $43.6 million, compared with $37.9 million for the first half of 2005. According to Serono, sales of RAPTIVA® outside of the United States for the first half of 2006 were $30.6 million, compared with $11.8 million for the first half of 2005. Given our current reliance on RAPTIVA® as one of the principal sources of our revenue, any material adverse developments with respect to the commercialization of RAPTIVA® may cause our revenue to decrease and may cause us to incur losses in the future.

We expect future revenues to rely similarly on sales of approved products in which we have only a royalty interest. For example, on June 30, 2006, Genentech announced FDA approval of LUCENTIS™ (ranibizumab) for treatment of neovascular (wet)

age-related macular degeneration, and we have a royalty interest in this product arising from Genentech’s license to our bacterial cell expression (“BCE”) technology. Because we will have no role in marketing or sales of these products, our future revenues will be subject to risks similar to those described above.

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

As of June 30, 2006, we (including our subsidiaries) had approximately $73.9 million, including our embedded derivative, of indebtedness outstanding. We may not be able to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We and our subsidiaries may also incur additional debt that may be secured. In connection with our collaboration with Novartis, Novartis has extended a line of credit to us (through our United States subsidiary) for $50.0 million to fund up to 75% of our expenses thereunder, of which $15.8 million was drawn as of June 30, 2006. This line of credit is secured by a pledge of our interest in the collaboration.

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

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe that most of our products will be regulated by the FDA as biologics. Changes in the regulatory approval policy during the development period, changes in, or the enactment of, additional regulations or statutes or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. Even if the FDA or other regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product. Even for approved products such as RAPTIVA® and LUCENTIS™, the FDA may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials, and may subsequently withdraw approval based on these additional trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. State regulations may also affect our proposed products. The FDA has substantial discretion in both the product approval process and manufacturing facility approval process and, as a result of this discretion and uncertainties about outcomes of testing, we cannot predict at what point, or whether, the FDA will be satisfied with our or our collaborators’ submissions or whether the FDA will raise questions which may be material and delay or preclude product approval or manufacturing facility approval. As we accumulate additional clinical data, we will submit it to the FDA, which may have a material impact on the FDA product approval process.

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

We have experienced significant losses and, as of June 30, 2006, we had an accumulated deficit of $702.2 million.

For the six months ended June 30, 2006, we had a net loss of approximately $26.5 million or $0.29 per common share (basic and diluted). For the year ended December 31, 2005, as a result of the restructuring of our Genentech arrangement and subsequent extinguishment of our obligation to pay $40.9 million under a development loan and related one-time credit to other income, we had net income of approximately $2.8 million or $0.03 per common share (basic and diluted).

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

•	In November of 2001, we entered into a collaboration with Millennium to develop two of Millennium’s products for certain vascular inflammation indications. In October of 2003, we announced that we had discontinued one of these products, MLN2201. In December of 2003, we announced the initiation of Phase I testing on the other product, MLN2222. As of May 2006, we completed the transfer of the data from the Phase I study to Millennium as per our amended agreement.

•	In March of 2004, we announced we had agreed to collaborate with Chiron Corporation (now Novartis) for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the agreement, the companies will jointly research, develop, and commercialize multiple antibody product candidates. In April of 2005, we announced the initiation of clinical testing of the first product candidate out of the collaboration, HCD122, an anti-CD40 antibody, in patients with advanced CLL. In October of 2005, we announced the initiation of the second clinical trial of HCD122 in patients with multiple myeloma.

•	In October of 2004, we announced the licensing of our ING-1 product to Triton for use with their TNT™ System.

•	In March of 2005, we entered into a contract with the NIAID, a part of the National Institutes of Health, to produce three botulinum neurotoxin monoclonal antibodies designed to protect United States citizens against the harmful effects of biological agents used in bioterrorism. In July of 2006, we entered into an additional contract with NIAID for the development of an appropriate formulation for human administration of these three antibodies in a single injection.

•	In June of 2005, we announced the formation of a collaboration to jointly develop and commercialize antibody drugs for certain targets discovered by Lexicon.

•	We have licensed our BCE technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to approximately 45 companies. As of June 30, 2006, we were aware of one antibody product manufactured using this technology that has received FDA approval, Genentech’s LUCENTIS™ (ranibizumab) for treatment of neovascular (wet) age-related macular degeneration, and one antibody manufactured using this technology that is in late-stage clinical testing, UCB’s CIMZIA™ (CDP870) anti-TNF alpha antibody fragment for rheumatoid arthritis and Crohn’s disease.

Because our collaborators and licensees are independent third parties, they may be subject to different risks than we are and have significant discretion in determining the efforts and resources they will apply. If these collaborators and licensees do not successfully develop and market these products, we may not have the capabilities, resources or rights to do so on our own. We do not know whether our collaborators or licensees will successfully develop and market any of the products that are or may become the subject of one of our collaboration or licensing arrangements. In particular, each of these arrangements provides for either sharing of collaboration expenses, which means that not only we but our collaborators must have sufficient available funds for the collaborations to continue, or funding solely by our collaborators or licensees. In addition, our collaboration with Novartis provides for funding by it in the form of a line of credit to us, and we cannot be certain that Novartis will provide the necessary funds available when we attempt to draw on the line of credit. Furthermore, our contracts with NIAID contain numerous standard terms and conditions provided for in the applicable federal acquisition regulations and customary in many government contracts. Uncertainty exists as to whether we will be able to comply with these terms and conditions in a timely manner, if at all. In addition, given that this is our first program under contract with NIAID or any other governmental agency, we are uncertain as to the extent of NIAID’s demands and the flexibility that will be granted to us in meeting those demands. Lastly, CIMZIA™ (CDP870) has not received marketing approval from the FDA or any foreign governmental agency, and therefore we cannot assure you that it will prove to be safe and effective, will be approved for marketing or will be successfully commercialized.

In April of 2006, Novartis completed its acquisition of Chiron. Although we are continuing to evaluate the impact of this acquisition, we do not yet know what effects this transaction will have on our collaboration.

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

•	In November of 2004, we announced the licensing of our BPI product platform, including our NEUPREX® product, to Zephyr. In July of 2005, we announced our decision to terminate the license agreement with Zephyr due to Zephyr not meeting the financing requirements of the license agreement.

•	In September of 2004, we entered into a collaboration with Aphton for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. In January of 2006, Aphton announced that its common stock had been delisted from Nasdaq. In May of 2006, Aphton filed for bankruptcy protection under Chapter 11, Title 11 of the U.S. Bankruptcy Code.

•	In September of 2005, we signed a letter agreement with Cubist to develop production processes and to manufacture a novel two-antibody biologic in quantities sufficient to conduct Phase III clinical trials. In July of 2006, Cubist announced that it had decided to cease investment in this product because of stringent FDA requirements for regulatory approval, and as a result we have terminated our letter agreement with Cubist.

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

There can be no assurance that the market price of our common shares will not decline below its present market price or that there will be an active trading market for our common shares. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. We have experienced significant volatility in the price of our common shares. From January 1, 2005 through August 3, 2006, our share price has ranged from a high of $2.74 to a low of $0.98. On August 3, 2006, the closing price of the common shares as reported on the Nasdaq National Market was $1.80 per share. Factors contributing to such volatility include, but are not limited to:

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

Genentech is responsible for manufacturing or arranging for the manufacturing of commercial quantities of RAPTIVA® and LUCENTIS™. Should Genentech have difficulty in providing manufacturing capacity to produce these products in sufficient quantities, we do not know whether they will be able to meet market demand. If not, we will not realize revenues from the sales of these products. If any of our other products are approved, because we have never commercially introduced any pharmaceutical products, we do not know whether the capacity of our existing manufacturing facilities can be increased to produce sufficient quantities of our products to meet market demand. Also, if we or our third party collaborators or licensees need additional manufacturing facilities to meet market demand, we cannot predict that we will successfully obtain those facilities because we do not know whether they will be available on acceptable terms. In addition, any manufacturing facilities acquired or used to meet market demand must meet the FDA’s quality assurance guidelines.

We do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest.

Although RAPTIVA® was approved in the United States in October of 2003 and in the European Union in 2004, its acceptance in the marketplace may not continue. In addition, although LUCENTIS™ was approved in the United States in July of 2006, it may not be accepted in the marketplace. Furthermore, even if other products in which we have an interest receive approval in the future, they may not be accepted in the marketplace. In addition, we or our collaborators or licensees may experience difficulties in launching new products, many of which are novel and based on technologies that are unfamiliar to the healthcare community. We have no assurance that healthcare providers and patients will accept such products, if developed. For example, physicians and/or patients may not accept a product for a particular indication because it has been biologically derived (and not discovered and developed by more traditional means) or if no biologically derived products are currently in widespread use in that indication. Similarly, physicians may not accept a product, such as RAPTIVA® or LUCENTIS™, if they believe other products to be more effective or are more comfortable prescribing other products. Safety concerns may also arise in the course of on-going clinical trials or patient treatment as a result of adverse events or reactions.

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

Without limiting the foregoing, we are aware that:

•	in April of 2004, Amgen Inc. and its partner Wyeth Pharmaceuticals, a division of Wyeth, announced that their rheumatoid arthritis and psoriatic arthritis drug, Enbrel®, had been approved by the FDA for the same psoriasis indication as RAPTIVA® and, in September of 2004, they announced that the product received approval in the European Union in this same indication;

•	Abbott Laboratories has presented data from a Phase II psoriasis trial showing clinical benefits of its rheumatoid arthritis and psoriatic arthritis drug Humira™ for the treatment of psoriasis;

•	Biogen Idec Inc. (“Biogen”) sold its worldwide rights to Amevive®, which has been approved in the United States and Canada to treat the same psoriasis indication as RAPTIVA®, to Astellas Pharma US, Inc. in March of 2006;

•	Centocor, Inc., a unit of Johnson & Johnson, has tested its rheumatoid arthritis and Crohn’s disease drug, Remicade®, in phase III clinical trials of patients with moderate to severe plaque psoriasis and has announced the FDA has accepted its license application for the drug in this indication and that the drug has been approved to treat plaque psoriasis in the European Union, psoriatic arthritis in the United States and, in combination with methotrexate, in the European Union;

•	Biogen and Fumapharm AG have taken their psoriasis-treating pill, BG-12, through a Phase III trial in Germany in which, according to the companies, the product significantly reduced psoriasis symptoms in patients, and Biogen announced in May of 2006 that it is acquiring Fumapharm;

•	Isotechnika, Inc. has completed a Canadian Phase III trial of ISA247, a trans-isomer of a cyclosporine analog, in 450 patients with moderate to severe psoriasis, achieving all efficacy endpoints; and

•	other companies are developing monoclonal antibody or other products for treatment of inflammatory skin disorders.

In addition to LUCENTIS™, there are two other FDA-approved therapies to treat macular degeneration: Pfizer, Inc.’s and OSI Pharmaceuticals, Inc.’s Macugen® and Novartis’s and QLT Inc.’s Visudyne®. It is also possible that LUCENTIS™ will compete with Genentech’s cancer drug Avastin®.

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

In collaboration with Novartis, we are co-developing an antibody to the target CD40, and, at the current time, there are several CD40-related programs under development, mostly focused on the development of CD40 ligand products. For example, SGN-40 is a humanized monoclonal antibody under development by Seattle Genetics, Inc. which is targeting CD40 antigen. SGN-40 is currently in Phase I studies in multiple myeloma, non-Hodgkin’s lymphoma, and in a Phase I/II study in chronic lymphocytic leukemia.

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

We are subject to manufacturing risks which may hinder our ability to provide manufacturing services for our own benefit or to third parties. Additionally, unanticipated fluctuations in customer requirements may lead to manufacturing inefficiencies. We must provide our manufacturing services in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining acceptable product quality and manufacturing costs. Additional resources and changes in our manufacturing processes may be required for each new product or customer or to meet increasing customer requirements once a contract has been initiated, and this work may not be successfully or efficiently completed.

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

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. There is intense competition for such personnel. Our research, product development and business efforts could be adversely affected by the loss of one or more key members of our scientific or management staff, particularly our executive officers: John L. Castello, our Chairman of the Board, President and Chief Executive Officer; Patrick J. Scannon, M.D., Ph.D., our Executive Vice President and Chief Biotechnology Officer; J. David Boyle II, our Vice President, Finance and Chief Financial Officer; and Christopher J. Margolin, our Vice President, General Counsel and Secretary. We currently have no key person insurance on any of our employees.

We had approximately 232 employees as of June 30, 2006, and we anticipate that we will require additional experienced executive, accounting, research and development, legal, administrative and other personnel in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

We are authorized to issue, without shareholder approval, 1,000,000 preference shares, of which 2,959 were issued and outstanding as of June 30, 2006, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common shares. In addition, we are authorized to issue, without shareholder approval, up to 210,000,000 common shares, of which 97,409,289 were issued and outstanding as of June 30, 2006. If we issue additional equity securities, the price of our common shares and, in turn, the price of our convertible notes may be materially and adversely affected. In addition, as of June 30, 2006, there were $56.6 million aggregate principal amount of New Notes outstanding, which were convertible into an aggregate of 30,168,045 common shares, with an aggregate of 3,349,225 additional shares issuable in lieu of the additional interest that would be due on such conversion.

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

On May 23, 2006, the Company held its annual general meeting of shareholders. The following persons (the only nominees) were elected as the Company’s directors, having received the indicated votes:

Name	Votes For	Votes Withheld
James G. Andress	73,987,128	9,842,398
William K. Bowes, Jr.	73,729,012	10,100,514
John L. Castello	73,809,950	10,019,576
Peter Barton Hutt	73,964,094	9,865,432
Arthur Kornberg, M.D.	73,993,388	9,836,138
Patrick J. Scannon, M.D., Ph.D.	74,035,252	9,794,274
W. Denman Van Ness	74,034,763	9,794,763
Patrick J. Zenner	70,031,941	13,797,585

The proposal to appoint Ernst & Young LLP to act as the Company’s independent auditors for the 2006 fiscal year and authorize the Board to agree to such auditors’ fee was approved, having received 81,063,390 votes for, 2,115,183 votes against, 650,953 abstentions and zero broker non-votes.

The proposal to amend the Company’s Restricted Share Plan to eliminate the provisions thereof that permitted the issuance of shares at a price, and the granting of options with an exercise price, representing a discount to the fair market price of the common shares on the date of issuance or grant, as the case may be, was approved, having received 22,767,676 votes for, 10,186,654 votes against, 233,214 abstentions and 50,641,982 broker non-votes.

The proposal to amend the Company’s 1981 Share Option Plan and Restricted Share Plan to increase the number of shares issuable over the terms of the two plans by 3,450,000 shares to 14,600,000 shares in the aggregate was approved, having received 21,790,332 votes for, 11,109,870 votes against, 287,342 abstentions and 50,641,982 broker non-votes.

The proposal to amend the Company’s Restricted Share Plan to increase the number of shares issuable over the term of the plan by 750,000 shares (which shares will come out of the 3,450,000 share increase referred above) to 2,250,000 shares in the aggregate was approved, having received 21,756,632 votes for, 11,170,953 votes against, 259,959 abstentions and 50,641,982 broker non-votes.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number
10.58	Fifth amendment to lease of premises at 2910 Seventh Street, Berkeley, California dated June 1, 2006

10.59	Collaboration Agreement, dated as of May 22, 2006, by and between Schering Corporation, acting through its Schering-Plough Research Institute division, and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)

10.60	Agreement dated July 28, 2006, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases

31.1	Certification of John L. Castello, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of J. David Boyle II, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of John L. Castello, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of J. David Boyle II, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated August 9, 2006, furnished herewith

XOMA Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Ltd.

Date: August 9, 2006	By:	/s/ JOHN L. CASTELLO
John L. Castello
Chairman of the Board, President and Chief Executive Officer

Date: August 9, 2006	By:	/s/ J. DAVID BOYLE II
J. David Boyle II
Vice President, Finance and Chief Financial Officer