Form 10-Q
period 2006-09-30
XOMA LTD /DE/
filed 2006-11-09
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large Accelerated Filer  ☐                    Accelerated Filer  ☒                    Non-Accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2006
Common shares US $.0005 par value	101,499,582

XOMA Ltd.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$10,517	$20,804
Short-term investments	12,942	22,732
Receivables, net	6,489	5,186
Related party receivables	55	98
Prepaid expenses	1,370	975
Debt issuance costs	477	493

Total current assets	31,850	50,288
Property and equipment, net	22,144	19,056
Related party receivables – long-term	75	93
Debt issuance costs – long-term	2,067	2,683
Deposits	457	457

Total assets	$56,593	$72,577

LIABILITIES AND SHAREHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$3,702	$5,648
Accrued liabilities	5,623	5,717
Accrued interest	949	1,652
Deferred revenue	5,738	3,527

Total current liabilities	16,012	16,544
Deferred revenue – long-term	4,285	4,333
Convertible debt – long-term	58,400	60,000
Interest bearing obligation – long-term	15,793	12,373

Total liabilities	94,490	93,250
Commitments and contingencies	—	—
Shareholders’ equity (net capital deficiency):
Preference shares, $.05 par value, 1,000,000 shares authorized
Series A, 135,000 designated, no shares issued and outstanding	—	—
Series B, 8,000 designated, 2,959 shares issued and outstanding; aggregate liquidation preference of $29.6 million	1	1
Common shares, $.0005 par value, 210,000,000 shares authorized, 97,569,353 and 86,312,712 shares outstanding at September 30, 2006 and December 31, 2005, respectively	49	43
Additional paid-in capital	675,143	655,041
Accumulated comprehensive income (loss)	(44)	(66)
Accumulated deficit	(713,046)	(675,692)

Total shareholders’ equity (net capital deficiency)	(37,897)	(20,673)

Total liabilities and shareholders’ equity (net capital deficiency)	$56,593	$72,577

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
License and collaborative fees	$636	$856	$2,021	$4,036
Contract and other revenue	3,813	1,858	11,588	4,050
Royalties	2,906	1,712	6,862	4,492

Total revenues	7,355	4,426	20,471	12,578

Operating costs and expenses:
Research and development (including contract related of $3,331 and $7,942, respectively, for the three and nine months ended September 30, 2006, and $956 and $2,741 for the three and nine months ended September 30, 2005)	12,671	9,383	36,956	28,932
General and administrative	4,189	3,243	13,628	10,703

Total operating costs and expenses	16,860	12,626	50,584	39,635

Loss from operations	(9,505)	(8,200)	(30,113)	(27,057)
Other income (expense):
Investment and interest income	329	454	1,171	1,441
Interest expense	(1,655)	(1,236)	(8,400)	(3,014)
Other income (expense)	(5)	(10)	(12)	41,174

Net income (loss) from operations before taxes	(10,836)	(8,992)	(37,354)	12,544
Provision for income taxes	—	2	—	40

Net income (loss)	$(10,836)	$(8,994)	$(37,354)	$12,504

Basic net income (loss) per common share	$(0.11)	$(0.10)	$(0.40)	$0.15

Diluted net income (loss) per common share	$(0.11)	$(0.10)	$(0.40)	$0.13

Shares used in computing basic net income (loss) per common share	97,414	86,277	94,041	86,091

Shares used in computing diluted net income (loss) per common share	97,414	86,277	94,041	117,666

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(37,354)	$12,504
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,731	3,359
Common shares contributed to 401(k) and management incentive plans	1,088	1,304
Share-based compensation expense	831	—
Accrued interest on convertible notes and other interest bearing obligations	(287)	789
Revaluation of embedded derivative	4,144	—
Amortization of discount, premium and issuance costs of convertible debt	750	328
Amortization of premium on short-term investments	29	22
Gain on extinguishment of debt	—	(40,935)
Loss on disposal/retirement of property and equipment	10	10
Gain on sale of investments	—	(286)
Other non-cash adjustments	(4)	—
Changes in assets and liabilities:
Receivables and related party receivables	(1,242)	(3,530)
Prepaid expenses	(395)	(114)
Deposits	—	(298)
Accounts payable	(1,946)	535
Accrued liabilities	(94)	(14,331)
Deferred revenue	2,163	(452)

Net cash used in operating activities	(28,576)	(41,095)

Cash flows from investing activities:
Proceeds from sales/maturities of investments	29,679	7,049
Purchase of investments	(19,891)	(37,780)
Purchase of property and equipment	(6,829)	(2,612)

Net cash provided by (used in) investing activities	2,959	(33,343)

Cash flows from financing activities:
Principal payments of short-term loan	—	(115)
Payments under capital lease obligations	—	(188)
Proceeds from issuance of long-term debt	3,003	8,844
Proceeds from issuance of convertible notes	11,969	56,549
Proceeds from issuance of common shares	358	124

Net cash provided by financing activities	15,330	65,214

Net decrease in cash and cash equivalents	(10,287)	(9,224)
Cash and cash equivalents at the beginning of the period	20,804	23,808

Cash and cash equivalents at the end of the period	$10,517	$14,584

See accompanying notes to condensed consolidated financial statements.

1.	OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

XOMA Ltd. (“XOMA” or the “Company”), a Bermuda company, is a biopharmaceutical company that discovers and develops for commercialization antibodies and other genetically-engineered protein products to treat immunological and inflammatory disorders, cancer and infectious diseases. The Company’s products are presently in various stages of development and most are subject to regulatory approval before they can be introduced commercially. The Company receives royalties from Genentech, Inc. (“Genentech”) on two approved products, RAPTIVA®, for the treatment of moderate-to-severe plaque psoriasis, and LUCENTIS™, for the treatment of neovascular (wet) age-related macular degeneration (“AMD”). XOMA’s pipeline includes both proprietary products and collaborative programs at various stages of preclinical and clinical development.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of September 30, 2006, the consolidated results of the Company’s operations for the three and nine months ended September 30, 2006 and 2005, and the Company’s cash flows for the nine months then ended. The condensed consolidated balance sheet amounts at December 31, 2005, have been derived from audited consolidated financial statements. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

Critical Accounting Policies

There have been no significant changes in critical accounting policies, except as noted below, during the nine months ended September 30, 2006, as compared with those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 8, 2006.

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

Concentration of Risk

Cash, cash equivalents, short-term investments and accounts receivable are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains money market funds and short-term investments that bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the nine months ended September 30, 2006, two customers represented 44% and 33% of total revenues and, as of September 30, 2006, there were billed and unbilled receivables of $5.4 million outstanding from these customers representing 38% and 44% of the balance. For the nine months ended September 30, 2005, four customers represented 44%, 22%, 16% and 12% of total revenues and, as of September 30, 2005, there were billed and unbilled receivables of $3.9 million from two of these customers representing 46%, and 43% of the balance.

Share-Based Compensation

The Company grants qualified and non-qualified share options, shares and other share related awards under various plans to directors, officers, employees and other individuals. To date, share-based compensation issued under these plans consists of qualified and non-qualified incentive share options and shares. Share options are granted at exercise prices of not less than the fair market value of the Company’s common shares on the date of grant. Generally, share options granted to employees fully vest four years from the grant date and expire ten years from the date of the grant or three months from the date of termination of employment (longer in case of death or certain retirements). Certain options granted to directors fully vest on the date of grant and certain options may fully vest upon a change of control of the Company. Additionally, the Company has an Employee Share Purchase Plan (“ESPP”) that allows employees to purchase Company shares at a purchase price equal to 95% of the closing price on the exercise date. For ESPP periods beginning prior to December 31, 2004, the purchase price per common share is 85% of fair market value at the lower of either the first day of the 24 month offering period or the last day of the period. As of September 30, 2006, the Company had approximately 6.2 million common shares reserved for future issuance under its share option plans and ESPP.

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

SFAS 123R requires all share based payments to be recognized in the financial statements based on their fair values. The Company is using the modified prospective method. Under this method, compensation cost recognized during the three and nine month periods ended September 30, 2006, includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 amortized on a graded vesting basis over the options’ vesting period, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R amortized on a straight-line basis over the options’ vesting period. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, has not restated its financial results for prior periods to reflect expensing of share-based compensation. As a result, the results for the three and nine months ended September 30, 2006, are not comparable to the same periods of the prior year.

The following table illustrates the effect on net income (loss) and net income (loss) per share had the Company applied the fair value recognition provisions of SFAS 123 to account for its share plans and ESPP for the three and nine month periods ended September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss) — as reported	$(8,994)	$12,504
Deduct: Total share-based employee compensation expense under SFAS 123	(142)	(3,305)

Pro forma net income (loss)	$(9,136)	$9,199

Net income (loss) per common share:
Basic — as reported	$(0.10)	$0.15
Basic — pro forma	$(0.11)	$0.11
Diluted — as reported	$(0.10)	$0.13
Diluted — pro forma	$(0.11)	$0.10

The historical pro forma impact of applying the fair value method prescribed by SFAS 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as expected life, volatility and interest rates used to estimate fair value of the grants in future years.

The following table shows total share-based compensation expense included in the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2006 (in thousands).

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Research and development	$110	$380
General and administrative	74	451

Total share-based compensation expense	$184	$831

Basic and diluted net income (loss) per common share is (.01) lower for the nine months ended September 30, 2006, as a result of implementing SFAS 123R. There was no capitalized share-based compensation cost as of September 30, 2006. There were no recognized tax benefits during the three and nine months ended September 30, 2006. The adoption of SFAS 123R had no impact on cash flows from operations or financing.

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

The fair value of share based awards was estimated using a Black-Scholes model with the following weighted-average assumptions for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Expected volatility	75%	81%	80%	83%
Risk-free interest rate	4.56%	4.01%	4.65%	4.09%
Expected life	5.3 years	4.0 years	5.3 years	4.3 years

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

Share option activity for the nine months ended September 30, 2006, is as follows:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2005	5,422,096	$4.96
Granted	1,424,800	1.69
Exercises	(2,552)	1.41
Forfeited, expired or canceled	(628,823)	4.84

Options outstanding at September 30, 2006	6,215,521	$4.22	6.63	$751,105

Options exercisable at September 30, 2006	4,160,393	$5.49	5.40	$226,750

Unvested share activity for the nine months ended September 30, 2006 and 2005, is summarized below:

	Nine Months Ended September 30,
	2006		2005
	Unvested Number of Shares	Weighted- Average Grant- Date Fair Value	Unvested Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested balance at December 31	1,234,838	$1.56	1,890,034	$5.50
Granted	1,424,800	1.69	1,266,750	1.48
Vested	(490,370)	1.54	(1,694,130)	5.58
Forfeited	(114,140)	1.62	(276,804)	3.50

Unvested balance at September 30	2,055,128	$1.65	1,185,850	$1.56

At September 30, 2006, there was $1.3 million of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 2.8 years.

Comprehensive Income (Loss)

Unrealized gains or losses on the Company’s available-for-sale securities are included in accumulated comprehensive income (loss). Comprehensive income (loss) and its components for the three and nine months ended September 30, 2006 and 2005, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(10,836)	$(8,994)	$(37,354)	$12,504
Unrealized gain (loss) on securities available-for-sale	27	(32)	22	(312)

Comprehensive income (loss)	$(10,809)	$(9,026)	$(37,332)	$12,192

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

The following outstanding securities were considered in the computation of diluted net income (loss) per share. Those that are antidilutive were not included in the computation of diluted net income (loss) per share (in thousands):

	September 30,
	2006	2005
Options for common shares	6,216	5,392
Warrants for common shares	125	125
Convertible preference shares, notes and related interest, as if converted	37,322	38,827

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator
Net income (loss)	$(10,836)	$(8,994)	$(37,354)	$12,504
Interest on convertible long-term debt	—	—	—	2,863

Net income (loss) used for diluted net income (loss) per share	$(10,836)	$(8,994)	$(37,354)	$15,367

Denominator
Weighted average shares outstanding used for basic net income (loss) per share	94,414	86,277	97,041	86,091
Effect of dilutive share options	—	—	—	86
Effect of convertible preference shares	—	—	—	3,818
Effect of convertible long-term debt	—	—	—	27,671

Weighted-average shares outstanding and dilutive securities used for diluted net income (loss) per share	94,414	86,277	97,041	117,666

Receivables

Receivables consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Trade receivables	$3,348	$2,880
Collaborations	2,929	1,916
Other receivables	212	390

Total	$6,489	$5,186

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Accrued payroll costs	$1,931	$2,084
Accrued management incentive compensation	1,683	1,758
Accrued legal fees	757	813
Accrued insurance	500	—
Accrued collaborations	184	—
Customer advances	133	750
Other	435	312

Total	$5,623	$5,717

Recent Accounting Pronouncements

In July of 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective beginning with the first annual period after December 15, 2006. The Company is still evaluating what impact, if any, the adoption of this standard will have on its financial position or results of operations.

2.	CONVERTIBLE DEBT

In February of 2006, the Company completed an exchange offer with holders of its 6.5% convertible senior notes due 2012 in which the Company exchanged $60.0 million aggregate principal amount of its new 6.5% Convertible SNAPsSM due 2012 (the “New Notes”) for all $60.0 million aggregate principal amount of its then outstanding convertible senior notes due 2012. The Company also issued an additional $12.0 million of New Notes to the public for cash at a public offering price of 104% of principal, or $12.5 million. The New Notes are initially convertible into approximately 38.4 million common shares at a conversion rate of 533.4756 of common shares per $1,000 principal amount of New Notes, which is equivalent to a conversion price of approximately $1.87 per common share. Before February 10, 2010, the Company may not redeem the New Notes. On or after February 10, 2010, the Company may redeem any or all of the New Notes at 100% of the principal amount, plus accrued and unpaid interest. In addition, the Company may automatically convert some or all of the New Notes on or prior to the maturity date if the closing price of its common shares has exceeded 150% of the conversion price then in effect for at least 20 trading days during any consecutive 30 trading day period ending within five trading days prior to the notice of auto-conversion. If the Company elects to automatically convert, or if holders elect to voluntarily convert, some or all of the New Notes on or prior to February 10, 2010, it must pay or provide for additional interest equal to four years’ worth of interest less any interest paid or provided for, on the principal amount so converted, prior to the date of conversion. Additional interest, if any, shall be paid in cash or, solely at the Company’s option and subject to certain limitations, in its common shares valued at the conversion price then in effect.

In accounting for the New Notes, the Company applied guidance as set forth in EITF 96-19, Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), EITF 05-7, EITF 00-19, and EITF 01-6 as follows. The exchange offer is a modification of existing debt, rather than an extinguishment. The additional interest payment upon conversion is an embedded derivative requiring separate accounting. The Company considered the provisions of EITF 05-2 and concluded that this is not conventional convertible debt.

In accordance with SFAS 133, the Company has separately accounted for the additional interest payment feature of the New Notes as an embedded derivative instrument, which is measured at fair value and classified on the balance sheet with the convertible debt. Changes in the fair value of the embedded derivative are recognized in earnings as a component of other income (expense). At the time of issuance, the Company estimated the fair value of the additional interest payment feature to be $5.8 million, including approximately $1.0 million related to the New Notes issued for cash, based on current information including share price. For the New Notes issued in the exchange offer and in the new money offering, this amount was subtracted from the carrying value of the debt, reflected as a debt discount, which is amortized as interest expense using the effective interest method through the date the notes are scheduled to mature, and separately reported as a derivative liability.

Convertible debt consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Convertible debt	$52,364	$60,000
Embedded derivative	5,700	—
Premium	336	—

Total	$58,400	$60,000

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

For the three months ended September 30, 2006, $20,000 of New Notes were converted into 13,097 common shares including 2,427 shares related to the additional interest payment feature of the notes. The Company recorded a $176,000 charge to interest expense during the quarter ended September 30, 2006, as a result of an increase in the fair value of the embedded derivative on its convertible debt including $2,000 related to the converted notes.

For the nine months ended September 30, 2006, $15.5 million of New Notes were converted into 10,398,267 common shares including 2,145,398 shares related to the additional interest payment feature of the notes. The Company recorded a $4.1 million charge to interest expense during the nine months ended September 30, 2006, as a result of an increase in the fair value of the embedded derivative on its convertible debt including $2.7 million related to the converted notes.

For the three months ended September 30, 2006 and 2005, the Company incurred $0.9 million and $1.0 million, respectively, in interest expense payable on its convertible debt. For the nine months ended September 30, 2006 and 2005, the Company incurred $2.8 million and $2.5 million, respectively, in interest expense payable on its convertible debt. Interest expense is payable on a semi-annual basis. Additionally, the Company amortized a net of $0.3 million and $0.7 million, respectively, in debt issuance costs, premium and discount for the three and nine months ended September 30, 2006, and amortized $0.1 million and $0.3 million, respectively, in debt issuance costs for the three and nine months ended September 30, 2005.

3.	COLLABORATIVE AND OTHER ARRANGEMENTS

In April of 2006, Chiron Corporation (“Chiron”) announced that its shareholders had approved the amended merger agreement under which Novartis AG would acquire all Chiron shares it did not already own and the acquisition was consummated. Although the Company is continuing to evaluate the impact of this acquisition, it does not yet know what effect this transaction will have on its collaboration.

In May of 2006, the Company entered into a collaboration agreement with the Schering-Plough Research Institute division of Schering Corporation (“SPRI”) for therapeutic monoclonal antibody discovery and development. Under the agreement, SPRI will make upfront and milestone payments to the Company, fund the Company’s R&D and manufacturing activities related to the agreement and pay the Company royalties on sales of products resulting from the collaboration. During the collaboration, the Company will discover therapeutic antibodies against one or more targets selected by SPRI. The Company will recognize revenue on the upfront payment on a straight-line basis over the term of the contract, on the services as they are performed and on the milestones and royalties as they are received.

Beginning in the quarter ended June 30, 2006, the Company became eligible for a royalty from Genentech on worldwide sales of LUCENTIS™ (ranibizumab injection), a new drug for the treatment of neovascular (wet) AMD. This royalty obligation results from an existing agreement with Genentech related to the licensing of the Company’s bacterial cell expression technology.

In July of 2006, the Company announced that it had been awarded a $16.3 million dollar contract (Contract No. HHSN266200600008C/N01-Al-60008) funded with Federal funds from the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health, Department of Health and Human Services, to produce botulinum neurotoxin monoclonal antibodies for the treatment of botulism to protect U.S. citizens against the harmful effects of botulinum neurotoxins used in bioterrism.

4.	LEGAL PROCEEDINGS

In September of 2004, XOMA (US) LLC entered into a collaboration with Aphton Corporation (“Aphton”) for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. In May of 2006, Aphton filed for bankruptcy protection under Chapter 11, Title 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, No. 06-10510 (CSS). XOMA (US) LLC filed a proof of claim in the proceeding, as a unsecured creditor of Aphton, for approximately $594,000. It is not presently known what, if any, distributions will be made to holders of unsecured claims.

5.	SUBSEQUENT EVENTS

On November 2, 2006, the Company announced that it had entered into a collaboration agreement with Takeda Pharmaceutical Company Limited (“Takeda”) for therapeutic monoclonal antibody discovery and development. Under the agreement, Takeda will make upfront and milestone payments to the Company, fund the Company’s R&D and manufacturing activities for preclinical and early clinical supplies and pay the Company royalties on sales of products resulting from the collaboration. During the collaboration, the Company will discover therapeutic antibodies against multiple targets selected by Takeda. The Company will recognize revenue on the upfront payment on a straight-line basis over the term of the contract, on the services as they are performed and on the milestones and royalties as they are received.

On November 9, 2006, XOMA (US) LLC entered into a five-year, $35.0 million term loan facility (“the facility”) with Goldman Sachs Specialty Lending Holdings, Inc. and borrowed the full amount thereunder. The loan is guaranteed by the Company. Indebtedness under the facility will bear interest at an annual rate equal to six-month LIBOR plus 5.25% and is secured by all rights to receive payments due XOMA (US) LLC relating to RAPTIVA®, LUCENTIS™ and CIMZIA™. Payments received by XOMA (US) LLC in respect of these payment rights will be used to make semi-annual interest payments under the facility, and amounts in excess of interest requirements may be used to pay down principal at the discretion of the lender. XOMA (US) LLC may prepay indebtedness under the facility at any time, subject to certain prepayment premiums. Proceeds from the loan will be used for general corporate purposes.

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

Results of Operations

Revenues

Total revenues for the three and nine months ended September 30, 2006, were $7.4 million and $20.5 million, respectively, compared with $4.4 million and $12.6 million, respectively, for the same periods of 2005.

License and collaborative fee revenues were $0.6 million and $2.0 million, respectively, for the three and nine months ended September 30, 2006, compared with $0.9 million and $4.0 million, respectively, for the same periods of 2005. These revenues include amortization of upfront payments, milestone revenues and licensing revenues related to the outlicensing of our products and technologies and other collaborative arrangements. The decrease of $2.0 million for the nine months ended September 30, 2006, resulted primarily from an outlicensing agreement with Merck & Co. Inc. in the quarter ended June 30, 2005.

Contract revenues were $3.8 million and $11.6 million, respectively, for the three and nine months ended September 30, 2006, compared with $1.9 million and $4.1 million, respectively, for the same periods of 2005. The increase of $1.9 million for the three months ended September 30, 2006, resulted primarily from contracts entered into in 2006 with Schering Plough Research Institute (“SPRI”), Cubist Pharmaceuticals, Inc. (“Cubist”), Taligen Therapeutics Inc. (“Taligen”) and AVEO Pharmaceuticals, Inc. (“AVEO”). The increase of $7.5 million for the nine months ended September 30, 2006, partially resulted from the above 2006 contracts but was primarily caused by contract manufacturing process services performed under our contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health, Department of Health and Human Services, entered into in March of 2005 to develop three anti-botulinum neurotoxin monoclonal antibody therapeutics and, in July of 2006, to produce monoclonal antibodies for the treatment of botulism to protect U.S. citizens against the harmful effects of botulinum neurotoxins used in bioterrism. The increase from these contracts was partially offset by a reduction in clinical trial services performed on behalf of Genentech, Inc. (“Genentech”).

The March 2005 NIAID contract work is being performed over an eighteen month period and is 100% funded with federal funds from NIAID under Contract No. HHSN266200500004C. We are recognizing revenue over the life of the contract as the services are performed on a proportional performance basis and, as per the terms of the contract, a 10% retention on all revenue is being deferred and classified as a receivable until final acceptance of the contract which was achieved in October of 2006. Therefore, the 10% retention will be recognized in the fourth quarter of 2006. The July 2006 NIAID contract work is being performed on a cost plus fixed fee basis, per the terms of the contract, over a three year period and is 100% funded with federal funds from NIAID under Contract No. HHSN266200600008C/N01-Al-60008. We are recognizing revenue as the services are performed on a proportional performance basis.

Royalties were $2.9 million and $6.9 million, respectively, for the three and nine months ended September 30, 2006, compared with $1.7 million and $4.5 million, respectively, for the same periods of 2005. The increases of $1.2 million and $2.4 million, respectively, for the three and nine months ended September 30, 2006, resulted primarily from an increase in RAPTIVA® royalties and the inception of LUCENTIS™ royalties earned under our royalty arrangements with Genentech.

Operating Costs and Expenses

Research and development expenses consist of direct and research-related allocated overhead costs such as salaries and related personnel costs, patents, materials and supplies in addition to costs related to clinical trials to validate our testing processes and procedures and related overhead expenses. Research and development expenses include independent research and development and costs associated with collaborative research and development as well as contract research and development arrangements. Research and development expenses were $12.7 million and $37.0 million, respectively, for the three and nine months ended September 30, 2006, compared with $9.4 million and $28.9 million, respectively, for the same periods of 2005, an increase of 35% and 28%, respectively. These increases primarily reflect increases in spending on our contracts with NIAID, Taligen and AVEO, our development of XOMA 052 and NEUPREX®, and our collaborations with Lexicon Genetics Incorporated (“Lexicon”) and SPRI, partially offset by decreased spending on our collaboration agreements with Novartis Vaccines and Diagnostics, Inc. (“Novartis” formerly known as Chiron Corporation), Genentech, Aphton Corporation (“Aphton”) and Millennium Pharmaceuticals, Inc., and our development of XMP.629. In addition, for the three and nine months ended September 30, 2006, we recorded $0.1 million and $0.4 million, respectively, of share-based compensation expense. No share based compensation expense was recorded in 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Earlier stage programs	$11,211	$7,647	$30,255	$21,680
Later stage programs	1,460	1,736	6,701	7,252

Total	$12,671	$9,383	$36,956	$28,932

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative arrangements. The costs related to internal projects versus collaborative arrangements approximate the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Internal projects	$7,977	$5,496	$23,161	$17,625
Collaborative arrangements	4,694	3,887	13,795	11,307

Total	$12,671	$9,383	$36,956	$28,932

For the three months ended September 30, 2006, two development programs (our Novartis collaboration and NIAID) accounted for more than 10% but less than 20%, one development program (XOMA 052) accounted for more than 20% but less than 30% and no development program accounted for more than 30% of our total research and development expenses. For the nine months ended September 30, 2006, three development programs (our Novartis collaboration, NIAID and XOMA 052) accounted for more than 10% but less than 20%, and no development program accounted for more than 20% of our total research and development expenses. For the three months ended September 30, 2005, one development program (our Novartis collaboration) accounted for more than 40% but less than 50% and no development program accounted for more than 50% of our total research and development expenses. For the nine months ended September 30, 2005, one development program (our Novartis collaboration) accounted for more than 30% but less than 40% and no development program accounted for more than 40% of our total research and development expenses.

We currently anticipate that research and development expenses will continue to increase in 2006 as compared with 2005. We expect our spending on our oncology collaboration with Novartis, including HCD122, to continue as well as increases in spending on our collaborations with Lexicon and SPRI, our contracts with NIAID, our development of XOMA 052 and NEUPREX® and other new projects. Future research and development spending may also be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

General and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. General and administrative expenses for the three and nine months ended September 30, 2006, were $4.2 million and $13.6 million, respectively, compared with $3.2 million and $10.7 million, respectively, for the same periods of 2005. The increase of $1.0 million for the three months ended September 30, 2006, compared with the three months ended September 30, 2005, resulted primarily from increased employee and related expenses and professional fees. The increase of $2.9 million for the nine months ended September 30, 2006, compared with the nine months ended September 30, 2005, resulted primarily from increased professional fees of which $1.1 million related to our February debt exchange. In addition, for the three and nine months ended September 30, 2006, we recorded

$0.1 million and $0.4 million, respectively, of share-based compensation expense. No share-based compensation expense was recorded in 2005.

Other Income (Expense)

Investment and interest income for the three and nine months ended September 30, 2006, was $0.3 million and $1.2 million, respectively, compared with $0.5 million and $1.4 million, respectively, for the same periods of 2005. Investment and interest income consists primarily of interest earned on our cash and investment balances. The nine month period ended September 30, 2005, includes a $0.3 million one-time gain on the sale of short-term investments.

Interest expense for the three and nine months ended September 30, 2006, was $1.7 million and $8.4 million, respectively, compared with $1.2 million and $3.0 million, respectively, for the same periods of 2005. Interest expense for the three months ended September 30, 2006, consists of $0.2 million from the revaluation of the embedded derivative from our convertible debt, $0.9 million of interest payable on our convertible debt, $0.3 million in net amortization of debt issuance costs, discount and premium on our convertible debt and $0.3 million of interest payable on our note with Novartis. Interest expense for the nine months ended September 30, 2006, consists of $4.1 million from the revaluation of the embedded derivative from our convertible debt, $2.8 million of interest payable on our convertible debt, $0.8 million in net amortization of debt issuance costs, discount and premium on our convertible debt and $0.7 million of interest payable on our note with Novartis. Our 2005 interest expense consisted primarily of interest payable on our convertible notes.

Other income (expense) for the three and nine months ended September 30, 2006, was zero compared with zero and $41.2 million, respectively for the three and nine months ended September 30, 2005. The amount for the nine months ended September 30, 2005, consists primarily of a one-time gain related to the extinguishment of the Genentech development loan as a result of the restructuring of the Genentech agreement, which occurred in January of 2005.

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

SFAS 123R requires all share based payments to be recognized in the financial statements based on their fair values. We are using the modified prospective method. Under this method, compensation cost recognized during the three and nine month periods ended September 30, 2006, includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 amortized on a graded vesting basis over the options’ vesting period, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R amortized on a straight-line basis over the options’ vesting period. We elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, have not restated our financial results for prior periods to reflect expensing of share-based compensation. As a result, the results for the three and nine months ended September 30, 2006, are not comparable to the same periods of the prior year.

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

During the three and nine months ended September 30, 2006, we recognized $0.2 million and $0.8 million, respectively, in share-based compensation expense. At September 30, 2006, there was $1.3 million of unrecognized share-based compensation expense related to unvested shares with a weighted average remaining recognition period of 2.8 years.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at September 30, 2006, was $23.5 million compared with $43.5 million at December 31, 2005. This $20.0 million decrease reflects cash used in operations of $28.6 million and cash used in the purchase of fixed assets of $6.8 million partially offset by cash provided by financing activities $15.3 million, primarily from the $12.5 million in New Notes issued for cash in our convertible debt exchange.

Net cash used in operating activities was $28.6 million for the nine months ended September 30, 2006, compared with $41.1 million for the same period in 2005.

Cash used in operations for the nine months ended September 30, 2006, consisted of a net loss of $37.4 million with non-cash addbacks for the revaluation of our embedded derivative of $4.1 million, depreciation and amortization of $4.5 million and equity related compensation of $1.9 million partially offset by a decrease in accrued interest of $0.3 million and an increase in assets of $1.6 million. During the nine months ended September 30, 2006, we made payments of $2.7 million for debt issuance costs on our convertible debt of which $2.0 million affected cash from operations, $3.7 million for interest on our convertible debt and $1.1 million for our Management Incentive Compensation Program (“MICP”), which is paid in March of each year.

Cash used in operations for the nine months ended September 30, 2005, consisted of a net income of $12.5 million with non-cash deductions of $40.9 million for a gain on the extinguishment of our debt with Genentech and a $0.3 million gain on a sale of investments along with an increase in assets of $3.9 million and a net decrease in liabilities of $14.2 million partially offset by non-cash addbacks for depreciation and amortization of $3.7 million, equity related compensation of $1.3 million and accrued interest of $0.8 million. During the nine months ended September 30, 2005, we made payments of $4.0 million on our Genentech collaboration liability, $2.9 million on our Novartis collaboration liability, $1.9 million for interest on our convertible debt and $1.3 million for our MICP.

Net cash provided by investing activities for the nine months ended September 30, 2006, was $3.0 million compared with $33.3 million used in investing activities for the nine months ended September 30, 2005. The $36.3 million increase in cash 2006 compared with 2005 reflected a $40.5 million decrease in purchases, net of sales, of investments and a $4.2 million increase in purchases of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2006 and 2005, was $15.3 million and $65.2 million, respectively. Financing activities for the nine months ended September 30, 2006, consisted of $12.5 million in proceeds from the issuance of convertible notes, offset by $0.5 million in debt issuance costs, a $3.0 million advance on our line of credit with Novartis and $0.4 million in proceeds from the issuance of common shares. Financing activities for the nine months ended September 30, 2005, consisted of an issuance of $60.0 million of convertible senior notes for net proceeds of $56.6 million, an $8.8 million drawdown on our Novartis loan facility and $0.1 million in proceeds from the issuance of common shares partially offset with capital lease payments and payments of short-term loan obligations of $0.1 million each.

In February of 2006, we completed an exchange offer with holders of our 6.5% convertible senior notes due 2012 in which we exchanged $60.0 million aggregate principal amount of our new 6.5% Convertible SNAPsSM due 2012 (the “New Notes”) for all $60.0 million aggregate principal amount of our then outstanding convertible senior notes due 2012. We also issued an additional $12.0 million of New Notes to the public for cash at a public offering price of 104% of principal, or $12.5 million. The New Notes are initially convertible into approximately 38.4 million common shares at a conversion rate of 533.4756 of common shares per $1,000 principal amount of New Notes, which is equivalent to a conversion price of approximately $1.87 per common share. Before February 10, 2010, we may not redeem the New Notes. On or after February 10, 2010, we may redeem any or all of the New Notes at 100% of the principal amount, plus accrued and unpaid interest. In addition, we may automatically convert some or all of the New Notes on or prior to the maturity date if the closing price of our common shares has exceeded 150% of the conversion price then in effect for at least 20 trading days during any consecutive 30 trading day period ending within five trading days prior to the notice of auto-conversion. If we elect to automatically convert, or if holders elect to voluntarily convert, some or all of the New Notes on or prior to February 10, 2010, we must pay or provide for additional interest equal to four years’ worth of interest less any interest paid or provided for, on the principal amount so converted, prior to the date of conversion. Additional interest, if any, shall be paid in cash or, solely at our option and subject to certain limitations, in our common shares valued at the conversion price then in effect.

In accounting for the New Notes, we applied guidance as set forth in EITF 96-19, Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), EITF 05-7, EITF 00-19, and EITF 01-6 as follows. The exchange offer is a modification of existing debt, rather than an extinguishment. The additional interest payment upon conversion is an embedded derivative requiring separate accounting. We considered the provisions of EITF 05-2 and concluded that this is not conventional convertible debt.

In accordance with SFAS 133, we have separately accounted for the additional interest payment feature of the New Notes as an embedded derivative instrument, which is measured at fair value and classified on the balance sheet with the convertible debt. Changes in the fair value of the embedded derivative are recognized in earnings as a component of other income (expense). At the time of issuance, we estimated the fair value of the additional interest payment feature to be $5.8 million, including approximately $1.0 million related to the New Notes issued for cash, based on current information including share price. For the New Notes issued in the exchange offer and in the new money offering, this amount was subtracted from the carrying value of the debt, reflected as a debt discount, which is amortized as interest expense using the effective interest method through the date the notes are scheduled to mature, and separately reported as a derivative liability.

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

For the three months ended September 30, 2006, $20,000 of New Notes were converted into 13,097 common shares including 2,427 shares related to the additional interest payment feature of the notes. We recorded a $176,000 charge to interest expense during the quarter ended September 30, 2006, as a result of an increase in the fair value of the embedded derivative on our convertible debt including $2,000 related to the converted notes.

For the nine months ended September 30, 2006, $15.5 million of New Notes were converted into 10,398,267 common shares including 2,145,398 shares related to the additional interest payment feature of the notes. We recorded a $4.1 million charge to interest expense during the nine months ended September 30, 2006, as a result of an increase in the fair value of the embedded derivative on our convertible debt including $2.7 million related to the converted notes.

For the three months ended September 30, 2006 and 2005, we incurred $0.9 million and $1.0 million, respectively, in interest expense payable on our convertible debt. For the nine months ended September 30, 2006 and 2005, we incurred $2.8 million and $2.5 million, respectively, in interest expense payable on our convertible debt. Interest expense is payable on a semi-annual basis. Additionally, we amortized a net of $0.3 million and $0.7 million, respectively, in debt issuance costs, premium and discount for the three and nine months ended September 30, 2006, and amortized $0.1 million and $0.3 million, respectively, in debt issuance costs for the three and nine months ended September 30, 2005.

We expect our cash, cash equivalents and short-term investments to increase during the fourth quarter of 2006 as a result of our recent financing partially offset by the use of cash to fund ongoing operations and capital investments.

Based on current spending levels, anticipated revenues, collaborator funding, proceeds from our convertible note offerings in February of 2005 and February of 2006, our November 2006 term loan and other sources of funding we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through at least 2008. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition and recognition of research and development expenses to be critical policies. There have been no significant changes in our critical accounting policies, except as noted below, during the nine months ended September 30, 2006, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 8, 2006.

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

Recent Accounting Pronouncements

In July of 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective beginning with the first annual period after December 15, 2006. We are still evaluating what impact, if any, the adoption of this standard will have on our financial position or results of operations.

Subsequent Events

On November 2, 2006, we announced that we had entered into a collaboration agreement with Takeda Pharmaceutical Company Limited (“Takeda”) for therapeutic monoclonal antibody discovery and development. Under the agreement, Takeda will make upfront and milestone payments to us, fund our R&D and manufacturing activities for preclinical and early clinical supplies and pay us royalties on sales of products resulting from the collaboration. During the collaboration, we will discover therapeutic antibodies against multiple targets selected by Takeda. We will recognize revenue on the upfront payment on a straight-line basis over the term of the contract, on the services as they are performed and on the milestones and royalties as they are received.

On November 9, 2006, XOMA (US) LLC entered into a five-year, $35.0 million term loan facility (“the facility”) with Goldman Sachs Specialty Lending Holdings, Inc. and borrowed the full amount thereunder. The loan is guaranteed by us. Indebtedness under the facility will bear interest at an annual rate equal to six-month LIBOR plus 5.25% and is secured by all rights to receive payments due XOMA (US) LLC relating to RAPTIVA®, LUCENTIS™ and CIMZIA™. Payments received by XOMA (US) LLC in respect of these payment rights will be used to make semi-annual interest payments under the facility, and amounts in excess of interest requirements may be used to pay down principal at the discretion of the lender. XOMA (US) LLC may prepay indebtedness under the facility at any time, subject to certain prepayment premiums. Proceeds from the loan will be used for general corporate purposes.

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

In February of 2006, we completed an exchange offer for all $60.0 million of our 6.5% convertible senior notes due 2012 for $60.0 million of 6.5% convertible SNAPsSM due 2012 (the “New Notes”) and issued an additional $12.0 million of New Notes to the public for cash. The interest rate and amount of principal of the previously outstanding notes were, and of the New Notes are, fixed. The New Notes include an additional interest rate feature which is accounted for as an embedded derivative which is measured at fair value. Changes in the fair value of the embedded derivative are recognized in earnings as interest expense.

As of September 30, 2006, we have drawn down $15.8 million against the Novartis $50.0 million loan facility that is due in 2015 at an interest rate based on six month LIBOR plus 2 percent which was 7.53% at September 30, 2006. We estimate that a hypothetical 100 basis point change in interest rates could increase or decrease our interest expense by approximately $160,000 on an annualized basis.

In November of 2006, we entered into a five-year senior term loan facility in the aggregate amount of $35.0 million. Interest on the facility will be at a rate of USD six month LIBOR plus 5.25% with the principal due at maturity.

We hold interest-bearing instruments that are classified as cash, cash equivalents and short-term investments. Fluctuations in interest rates can affect the principal values and yields of fixed income investments. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed income investments could lose value. The following table presents the amounts and related weighted interest rates of our cash and investments at September 30, 2006 and December 31, 2005 (in thousands, except interest rate):

	Maturity	Carrying Amount	Fair Value	Average Interest Rate
September 30, 2006
Cash and cash equivalents	Daily	$10,517	$10,517	4.17%
Short-term investments	Less than 1 year	12,942	12,986	4.65%
December 31, 2005
Cash and cash equivalents	Daily	$20,804	$20,804	2.82%
Short-term investments	Less than 1 year	22,801	22,732	4.23%

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

In September of 2004, XOMA (US) LLC entered into a collaboration with Aphton for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. In May of 2006, Aphton filed for bankruptcy protection under Chapter 11, Title 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, No. 06-10510 (CSS). XOMA (US) LLC filed a proof of claim in the proceeding, as an unsecured creditor of Aphton, for approximately $594,000. It is not presently known what, if any, distributions will be made to holders of unsecured claims.

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

Currently, our revenues rely significantly upon sales of RAPTIVA® and LUCENTIS™, in which we have only a royalty interest. RAPTIVA® was approved by the FDA on October 27, 2003, for the treatment of chronic moderate-to-severe plaque psoriasis in adults who are candidates for systemic therapy or phototherapy. Genentech and Serono SA (“Serono”), Genentech’s international marketing partner for RAPTIVA®, are responsible for the marketing and sales effort in support of this product. In September of 2004, Serono announced that RAPTIVA® had received approval for use in the European Union and the product was launched in several European Union countries in the fourth quarter of 2004. LUCENTIS™ was approved by the FDA on June 30, 2006, for the treatment of AMD. Genentech and Novartis AG, Genentech’s international marketing partner for LUCENTIS™, are responsible for the marketing and sales effort in support of this product. We have no role in marketing and sales efforts, and neither Genentech nor Serono has an express contractual obligation to us regarding the marketing or sales of RAPTIVA® or LUCENTIS™.

Under our current arrangements with Genentech, we are entitled to receive royalties on worldwide sales of RAPTIVA® and LUCENTIS™. Successful commercialization of this product is subject to a number of risks, including, but not limited to:

•	Genentech’s and Serono’s willingness and ability to implement their marketing and sales effort and achieve sales;

•	the strength of competition from other products being marketed or developed to treat psoriasis;

•	the occurrence of adverse events which may give rise to safety concerns;

•	physicians’ and patients’ acceptance of RAPTIVA® as a treatment for psoriasis;

•	physicians’ and patients’ acceptance of LUCENTIS™ as a treatment for AMD;

•	Genentech’s ability to provide manufacturing capacity to meet demand for the products; and

•	pricing and reimbursement issues.

According to Genentech, U.S. sales of RAPTIVA® for the first nine months of 2006 were $66.2 million, compared with $58.8 million for the first nine months of 2005. According to Serono, sales of RAPTIVA® outside of the U.S. for the first nine months of 2006 were $48.7 million, compared with $21.8 million for the first nine months of 2005. According to Genentech, U.S. sales of LUCENTIS™ through September 30, 2006, were $162.9 million including sales during the third quarter of 2006 of $152.5 million. LUCENTIS™ sales outside the U.S. were $6.4 million, of which $3.9 million occurred during the third quarter of 2006. This was the first full quarter for sales. Given our current reliance on RAPTIVA® and LUCENTIS™ as principal sources of our revenues, any material adverse developments with respect to the commercialization of RAPTIVA® or LUCENTIS™ may cause our revenues to decrease and may cause us to incur losses in the future.

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

Based on current spending levels, anticipated revenues, collaborator funding, proceeds from our convertible note offerings in February of 2005 and February of 2006, our November 2006 term loan and other sources of funding we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through at least 2008. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. As a result, we do not know when or whether:

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

As of September 30, 2006, we (including our subsidiaries) had approximately $74.2 million, including our embedded derivative, of indebtedness outstanding. We may not be able to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We and our subsidiaries may also incur additional debt that may be secured. In connection with our collaboration with Novartis, Novartis has extended a line of credit to us (through our United States subsidiary) for $50.0 million to fund up to 75% of our expenses thereunder, of which $15.8 million was drawn as of September 30, 2006. This line of credit is secured by a pledge of our interest in the collaboration.

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

We have experienced significant losses and, as of September 30, 2006, we had an accumulated deficit of $713.0 million.

For the nine months ended September 30, 2006, we had a net loss of approximately $37.4 million or $0.40 per common share (basic and diluted). For the year ended December 31, 2005, as a result of the restructuring of our Genentech arrangement and subsequent extinguishment of our obligation to pay $40.9 million under a development loan and related one-time credit to other income, we had net income of approximately $2.8 million or $0.03 per common share (basic and diluted).

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

•	In April of 1996, we entered into an agreement with Genentech whereby we agreed to co-develop Genentech’s humanized monoclonal antibody product RAPTIVA®. In April of 1999, March of 2003, and January of 2005, the companies amended the agreement. In October of 2003, RAPTIVA® was approved by the FDA for the treatment of adults with chronic moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy and, in September of 2004, Serono announced the product’s approval in the European Union. In January of 2005, we entered into a restructuring of our collaboration agreement with Genentech which ended our existing cost and profit sharing arrangement related to RAPTIVA® in the United States and entitles us to a royalty interest on worldwide net sales.

•	In November of 2001, we entered into a collaboration with Millennium to develop two of Millennium’s products for certain vascular inflammation indications. In October of 2003, we announced that we had discontinued one of these products, MLN2201. In December of 2003, we announced the initiation of Phase I testing on the other product, MLN2222. As of May 2006, we completed the transfer of the data from the Phase I study to Millennium as per our amended agreement.

•	In March of 2004, we announced we had agreed to collaborate with Chiron Corporation (now Novartis) for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the agreement, the companies will jointly research, develop, and commercialize multiple antibody product candidates. In April of 2005, we announced the initiation of clinical testing of the first product candidate out of the collaboration, HCD122, an anti-CD40 antibody, in patients with advanced CLL. In October of 2005, we announced the initiation of the second clinical trial of HCD122 in patients with multiple myeloma.

•	In October of 2004, we announced the licensing of our ING-1 product to Triton for use with their TNT™ System.

•	In March of 2005, we entered into a contract with the NIAID, a part of the National Institutes of Health, to produce three monoclonal antibodies designed to protect United States citizens against the harmful effects botulinum neurotoxin of used in bioterrorism. In July of 2006, we entered into an additional contract with NIAID for the development of an appropriate formulation for human administration of these three antibodies in a single injection.

•	In June of 2005, we announced the formation of a collaboration to jointly develop and commercialize antibody drugs for certain targets discovered by Lexicon.

•	We have licensed our BCE technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to approximately 45 companies. As of June 30, 2006, we were aware of one antibody product manufactured using this technology that has received FDA approval, Genentech’s LUCENTIS™ (ranibizumab injection) for treatment of neovascular (wet) age-related macular degeneration, and one antibody manufactured using this technology that is in late-stage clinical testing, UCB’s CIMZIA™ (CDP870) anti-TNF alpha antibody fragment for rheumatoid arthritis and Crohn’s disease.

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

In April of 2006, Novartis AG completed its acquisition of Chiron. Although we are continuing to evaluate the impact of this acquisition, we do not yet know what effects this transaction will have on our collaboration.

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

There can be no assurance that the market price of our common shares will not decline below its present market price or that there will be an active trading market for our common shares. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. We have experienced significant volatility in the price of our common shares. From January 1, 2005 through November 6, 2006, our share price has ranged from a high of $2.74 to a low of $0.98.

On November 6, 2006, the closing price of the common shares as reported on the Nasdaq National Market was $2.23 per share. Factors contributing to such volatility include, but are not limited to:

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

Although RAPTIVA® was approved in the United States in October of 2003 and in the European Union in 2004 and LUCENTIS™ was approved in June of 2006, their acceptance in the marketplace may not continue. Furthermore, even if other products in which we have an interest receive approval in the future, they may not be accepted in the marketplace. In addition, we or our collaborators or licensees may experience difficulties in launching new products, many of which are novel and based on technologies that are unfamiliar to the healthcare community. We have no assurance that healthcare providers and patients will accept such products, if developed. For example, physicians and/or patients may not accept a product for a particular indication because it has been biologically derived (and not discovered and developed by more traditional means) or if no biologically derived products are currently in widespread use in that indication. Similarly, physicians may not accept a product, such as RAPTIVA® or LUCENTIS™, if they believe other products to be more effective or are more comfortable prescribing other products. Safety concerns may also arise in the course of on-going clinical trials or patient treatment as a result of adverse events or reactions.

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

Without limiting the foregoing, we are aware that:

•	in April of 2004, Amgen Inc. and its partner Wyeth Pharmaceuticals, a division of Wyeth, announced that their rheumatoid arthritis and psoriatic arthritis drug, Enbrel®, had been approved by the FDA for the same psoriasis indication as RAPTIVA® and, in September of 2004, they announced that the product received approval in the European Union in this same indication;

•	Abbott Laboratories has presented data from a Phase II psoriasis trial showing clinical benefits of its rheumatoid arthritis and psoriatic arthritis drug Humira™ for the treatment of psoriasis;

•	In September of 2006, Centocor, Inc., a unit of Johnson & Johnson, announced that its rheumatoid arthritis and Crohn’s disease drug, Remicade® (infliximab) had been approved by the FDA for the treatment of adult patients with chronic severe (i.e. extensive and/or disabling) plaque psoriasis who are candidates for systemic therapy and when other systemic therapies are medically less appropriate. This drug had already been approved to treat plaque psoriasis in the European Union, psoriatic arthritis in the United States and, in combination with methotrexate, in the European Union;

•	Biogen Idec Inc. (“Biogen”) sold its worldwide rights to Amevive®, which has been approved in the United States and Canada to treat the same psoriasis indication as RAPTIVA®, to Astellas Pharma US, Inc. in March of 2006;

•	Biogen and Fumapharm AG have taken their psoriasis-treating pill, BG-12, through a Phase III trial in Germany in which, according to the companies, the product significantly reduced psoriasis symptoms in patients, and Biogen acquired Fumapharm in June of 2005;

•	Isotechnika, Inc. has completed a Canadian Phase III trial of ISA247, a trans-isomer of a cyclosporine analog, in 450 patients with moderate to severe psoriasis, achieving all efficacy endpoints, as well as a Phase III extension trial, and has announced plans to conduct a 500-patient second Canadian/European phase III trial; and

•	other companies are developing monoclonal antibody or other products for treatment of inflammatory skin disorders.

In addition to LUCENTIS™, there are two other FDA-approved therapies to treat macular degeneration: Pfizer, Inc.’s and OSI Pharmaceuticals, Inc.’s Macugen® and Novartis AG’s and QLT Inc.’s Visudyne®. It is also possible that LUCENTIS™ will compete with Genentech’s cancer drug Avastin®.

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

We had approximately 243 employees as of September 30, 2006, and we anticipate that we will require additional experienced executive, accounting, research and development, legal, administrative and other personnel in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

We are authorized to issue, without shareholder approval, 1,000,000 preference shares, of which 2,959 were issued and outstanding as of September 30, 2006, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common shares. In addition, we are authorized to issue, without shareholder approval, up to 210,000,000 common shares, of which 97,569,353 were issued and outstanding as of September 30, 2006. If we issue additional equity securities, the price of our common shares and, in turn, the price of our convertible notes may be materially and adversely affected. In addition, as of September 30, 2006, there were $56.5 million aggregate principal amount of New Notes outstanding, which were convertible into an aggregate of 30,157,376 common shares, with an aggregate of 3,346,798 additional shares issuable in lieu of the additional interest that would be due on such conversion.

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

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number
31.1	Certification of John L. Castello, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of J. David Boyle II, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of John L. Castello, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of J. David Boyle II, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated November 9, 2006, furnished herewith

XOMA Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Ltd.

Date: November 9, 2006	By:	/s/ JOHN L. CASTELLO
John L. Castello
Chairman of the Board, President and Chief Executive Officer

Date: November 9, 2006	By:	/s/ J. DAVID BOYLE II
J. David Boyle II
Vice President, Finance and Chief Financial Officer