Form 10-K
period 2006-12-31
XOMA LTD /DE/
filed 2007-03-08
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The approximate aggregate market value of voting shares held by non-affiliates of the registrant is $164,780,665 as of June 30, 2006.

Number of Common Shares outstanding as of March 5, 2007: 129,967,472

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the Company’s 2007 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Report.

XOMA Ltd.

2006 Form 10-K Annual Report

i

PART I

Item 1.	Business

Overview

XOMA Ltd. (“XOMA”), a Bermuda company, is a leading biopharmaceutical company in the field of therapeutic antibody discovery and development. XOMA’s pipeline includes both proprietary products and collaborative programs at various stages of preclinical and clinical development primarily directed toward treatments for cancer and immune disorders. XOMA possesses a broad technology platform for the discovery, optimization and manufacture of therapeutic antibodies as well as a fully integrated product development infrastructure for antibodies and other biologics. We receive royalties from Genentech, Inc. (“Genentech”) on two approved products, RAPTIVA®, which is marketed in the United States, Europe and elsewhere, for the treatment of moderate-to-severe plaque psoriasis, and LUCENTIS®, a new drug for the treatment of neovascular (wet) age-related macular degeneration, which is marketed in the United States and Europe. We also have future royalty interests in additional therapeutic antibody product candidates being developed by others as a result of licensing our technologies. In addition to supporting our product pipeline, we use our infrastructure to provide process development and manufacturing services on a fee-for-service basis.

Strategy

Our strategy is to develop, manufacture and gain licensure for antibodies and other recombinant protein products to treat cancer, immunological and inflammatory disorders, and infectious diseases. In addition to our own proprietary products, we broaden our pipeline by leveraging our development and manufacturing infrastructure through collaborations with other companies and research institutions. Our goal is to reduce our cash burn and drive towards profitability while continuing to strengthen our product pipeline. We recognize the challenging nature of this goal, and the principal elements of our strategy are to:

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

•

Leverage our core competencies. We believe that we have significant expertise in recombinant protein development and production, which we have used to establish a strong platform for the development of antibody and other protein-related pharmaceutical products. We intend to leverage these competencies to develop valuable products for markets with important unmet medical needs. When strategically advantageous, we may seek marketing arrangements with other pharmaceutical companies for the further advancement of our product candidates.

•

Outlicense select product candidates. We have additional internally developed product candidates, which we will consider outlicensing, if we believe that it will bring us additional financial resources and increase the likelihood of regulatory approval and successful commercialization of such products within the United States and internationally.

•

Leverage our manufacturing infrastructure. Because of our experience generating and manufacturing antibodies and other recombinant proteins, we have entered into several contract production services relationships to generate revenue and utilize our infrastructure. We have also entered into multiple government contracts to develop antibody products of interest to the United States Government, particularly in the area of BioDefense. The United States Government contracts are for multiple years and are intended to rapidly further the development of key product development programs for the government.

Products

Below is a summary of our current products and stages of clinical development:

XOMA has a financial interest in two marketed antibody products and a third that has been submitted for regulatory approval, and is developing other antibody and protein therapeutic products. These products are listed below in order of their development status, beginning with the most advanced:

•

RAPTIVA® (Efalizumab) with Genentech: RAPTIVA® is a humanized therapeutic monoclonal antibody developed to treat immune system disorders. RAPTIVA® is the first biologic therapy designed to provide long-term control of chronic moderate-to-severe plaque psoriasis and can be self-administered by patients as a single, once-weekly subcutaneous injection. On October 27, 2003, the Food and Drug Administration (“FDA”) approved RAPTIVA® for the treatment of adults with chronic moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy. Genentech has been marketing RAPTIVA® in the United States since November of 2003. In September of 2004, Merck Serono S.A. (“Serono”), Genentech’s international marketing partner for RAPTIVA®, announced that RAPTIVA® had received approval for use in the European Union. By the end of 2006, Serono had launched RAPTIVA® in over fifty countries worldwide.

In 2006, Serono announced the results of the 24-week Clinical Experience Acquired with RAPTIVA® (“CLEAR”) study to evaluate RAPTIVA® in moderate-to-severe psoriasis patients and refractory patients. The CLEAR study confirmed the efficacy and safety of RAPTIVA® during the initial 12-week treatment period and demonstrated a continued improvement in clinical response for patients following an extended treatment. RAPTIVA® was also found to be equally effective in the subgroup of patients refractory to at least two systemic therapies. In 2006, Serono also initiated CLEAREST™ in Europe with a seven year trial, the first large-scale pharmaco-epidemiological study of RAPTIVA® in psoriasis in Europe. The primary objective of this prospective, seven year cohort study is to gather additional long-term safety data of RAPTIVA® in 7,000 adult patients with moderate-to-severe plaque psoriasis over approximately 18,000 patient years of clinical treatment. In February of 2007, Genentech announced results from a 12-week Phase IV study of RAPTIVA® that showed statistically significant improvement in patients with chronic moderate-to-severe plaque psoriasis involving the hands and feet. The study was the first randomized, double blind, placebo-controlled trial to evaluate a biologic agent in the treatment of this uniquely challenged subpopulation of psoriasis patients.

•

LUCENTIS® (ranibizumab injection) by Genentech: LUCENTIS® is an antibody fragment against Vascular Endothelial Growth Factor for the treatment of neovascular (wet) age-related macular degeneration, which causes gradual or sudden, painless central vision loss in the elderly, brought on by deterioration of the macula. LUCENTIS® was approved by the FDA in June of 2006 and in the European Union, where it is distributed by Novartis AG (“Novartis”), in January of 2007. It is the first marketed therapeutic product manufactured under a license using our Bacterial Cell Expression (“BCE”) technology.

•

NEUPREX® (opebacan/rBPI21) is an injectable formulation of opebacan, a modified recombinant fragment of human bactericidal/permeability-increasing protein (“BPI”). BPI is a human host-defense protein made by a type of white blood cell that is important in the body’s defenses against microbial infection. Opebacan shares BPI’s anti-infective properties and it is a potent neutralizer of endotoxin. More than 1,100 patients have been treated with NEUPREX® in clinical studies without any apparent safety concerns.

In January of 2007, in conjunction with Harvard Medical School, we initiated an open label, dose escalating Phase I/II clinical trial of NEUPREX® in adults and children undergoing allogeneic hematopoietic stem cell transplantation (“HSCT”) to evaluate safety, pharmacokinetics and markers of biological activity. Earlier research indicates that endotoxemia can induce or worsen acute graft vs. host disease in these patients who are also susceptible to infectious complications due to the large doses of radiation or chemotherapy they receive prior to transplantation. We expect to add other sites to this study during 2007. Success in HSCT trials may be relevant to potential use in acute radiation syndrome as part of the United States Government’s bio-defense efforts.

XOMA is also supporting investigator-initiated trials at University of Texas Southwestern in Dallas in pediatric patients with congenital heart abnormalities requiring open heart surgery at Children’s Hospital and in patients with burn injuries at Parkland Burn Center. These Phase I trials are evaluating opebacan’s safety and its role in improving endotoxin-induced complications in these patient populations. We expect these trials to conclude in 2007 and then evaluate options for conducting additional studies.

In September of 2006, the European Medicines Agency (“EMEA”) granted an orphan medicinal product designation to NEUPREX® in meningococcal sepsis, a potentially life-threatening bacterial infection predominantly affecting young children. Meningococcal sepsis is a blood infection caused by the gram-negative bacterium Neisseria meningitidis. We are completing the regulatory assessment for NEUPREX® under the EMEA exceptional circumstances mechanism during the first half of 2007 and intend to base our planned application on existing Phase III clinical trial data.

•

HCD122 (formerly CHIR-12.12) with Novartis (formerly Chiron Corporation): HCD122 is a fully human anti-CD40 antagonist antibody intended as a treatment for B-cell mediated diseases, including malignancies and autoimmune diseases. This antibody has a dual mechanism of action blocking a tumor cell growth and survival signal as well as recruiting immune effector cells to kill tumor cells. HCD122 is the first product candidate selected under the multi-product antibody development and commercialization agreement for the treatment of cancer announced by Novartis and us, initiated in March of 2004. The first Investigational New Drug (“IND”) application submission took place in December of 2004. In April of 2005, we announced the initiation of a Phase I study for patients with advanced chronic lymphocytic leukemia (“CLL”) and in October of 2005, we initiated a second Phase I study for patients with multiple myeloma (“MM”). Phase I trials of HCD122 in patients with relapsed and refractory MM and CLL are ongoing. We expect to expand clinical development with one or more additional indications in 2007. In addition, there are a number of undisclosed preclinical stage programs that we are investigating with Novartis.

•

XOMA 052 (formerly XMA005.2) is a Human Engineered™ (“HE™”) monoclonal antibody with a very high-affinity and potent inhibitory activity against its inflammatory target. This high potency means that it may be suitable for use as a monthly-dose injectable therapeutic. We are currently developing XOMA 052 for targeting multiple inflammatory indications such as osteoarthritis and rheumatoid arthritis, where less frequent dosing could be a significant marketing advantage. We plan to enter clinical trials in mid 2007.

•

XOMA 629 (a reformulation of XMP.629) is a topical anti-bacterial formulation of a BPI-derived peptide under development as a possible treatment for acne. Certain bacteria commonly found on human skin are associated with inflammatory lesions in acne patients. The emergence of strains resistant to current antibiotics used to treat acne has encouraged our researchers to review the properties of the compound for this dermatological indication. In 2003, we completed two Phase I clinical trials to evaluate skin irritation and pharmacokinetics of the compound. In January of 2004, we announced the initiation of Phase II clinical testing in patients with mild-to-moderate acne. In August of 2004, we announced that the results of this trial were inconclusive in demonstrating a clinical benefit of XMP.629 when compared with vehicle gel. In September of 2006, we announced that we had reformulated our original gel to increase its skin penetration and improve other characteristics. We are currently conducting preclinical studies to optimize the reformulated product and intend to amend our IND application and initiate Phase I clinical trials in 2007.

•

ING-1 is a HE™ monoclonal antibody developed by us to specifically target tumor cells in adenocarcinoma patients. ING-1 antibodies bind with high affinity to the Ep-CAM antigen and recruit host immune cells to kill the cancer cell. We have completed three Phase I clinical studies of ING-1, testing both intravenous and subcutaneous formulations in patients with advanced or refractory adenocarcinomas.

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

•

Metabolic Disease Target with Lexicon Pharmaceuticals, Inc. (“Lexicon”): In June of 2005, we began a collaboration to jointly develop and commercialize multiple antibody drugs for metabolic disease targets discovered by Lexicon using their proprietary gene knock-out technology. The initial targets are secreted proteins involved in various metabolic functions. When knocked out, the target genes result in mouse strains that display unique and desirable physiological functions, suggesting an important role of the target in disease. Antibodies to these targets may be developed to treat a variety of metabolic diseases.

•

Therapeutic Antibodies with Schering Plough Research Institute (“SPRI”): During 2006, we signed a contract with SPRI for therapeutic monoclonal antibody discovery and development against multiple targets selected by them.

•

Therapeutic Antibodies with Takeda Pharmaceutical Company Limited (“Takeda”) During 2006, we signed a contract with Takeda for therapeutic monoclonal antibody discovery and development against multiple targets selected by them.

•

Anti-gastrin Monoclonal Antibody: In September of 2004, we began a collaboration to develop antibody treatments for gastrointestinal and other gastrin-sensitive cancers where neutralizing gastrin may inhibit tumor growth. We have selected a lead therapeutic candidate with demonstrated high affinity and in vivo neutralization activity. Our collaboration partner filed for bankruptcy in May of 2006 and the collaboration was terminated. We are currently evaluating options for this program.

The following table describes important information related to certain products on which we earn royalties, that we are currently developing or that are available for licensing:

Program	Description	Indication	Status	Collaborator/Developer

RAPTIVA® (Efalizumab)	Humanized anti-CD11a monoclonal antibody	Moderate-to-severe plaque psoriasis	Marketed in U.S., Europe and elsewhere	Genentech

LUCENTIS®	Humanized antibody fragment against Vascular Endothelial Growth Factor	Neovascular (wet) age-related macular degeneration	Marketed in U.S. and Europe	Genentech

NEUPREX® (Opebacan)	IV formulation of rBPI21, a modified recombinant fragment of bactericidal/ permeability-increasing protein	Multiple anti-infective and anti-endotoxin indications	Various clinical phases	In-house

HCD122	Fully human antibody to CD40 with dual mechanism of action	B-cell cancers	Phase I for CLL & MM	Novartis

XOMA 052	HE™ anti-inflammatory monoclonal antibody	Multiple inflammatory	IND enabling	In-house

XOMA 629	Topical formulation of BPI derived anti-microbial peptide	Acne	Preclinical	In-house

ING-1	HE™ antibody to Ep-CAM	Adenocarcinomas	Phase I	Licensed to Triton for use with TNT® technology; otherwise available for outlicensing

Multiple Therapeutic Antibodies	Fully human and HE™ monoclonal antibodies to novel undisclosed metabolic disease targets	Various metabolic diseases	Preclinical	Lexicon

Multiple Therapeutic Antibodies	Fully human monoclonal antibodies to undisclosed disease targets	Undisclosed	Preclinical	Novartis, SPRI and Takeda

Gastrin	Anti-Gastrin antibody	Gastric cancers	Preclinical	In-house

Below is a summary of certain proprietary technologies owned by us and available for licensing to other companies:

•	Bacterial Cell Expression. Genetically engineered bacteria can be the appropriate choice for recombinant expression of target proteins for biopharmaceutical research and development. Reasons

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

We have granted over 45 licenses to biotechnology and pharmaceutical companies to use our patented and proprietary technologies relating to bacterial expression of recombinant pharmaceutical products. Bacterial antibody expression is an enabling technology for the discovery and selection, as well as the development and manufacture, of recombinant protein pharmaceuticals, including diagnostic and therapeutic antibodies for commercial purposes. Bacterial antibody expression is also a key technology used in multiple systems for high-throughput screening of antibody domains. Expression of antibodies by phage display technology, for example, depends upon the expression and secretion of antibody domains from bacteria as properly folded, functional proteins.

Current licensees include but are not limited to the following companies:

Affimed Therapeutics AG	Crucell Holland B.V.	MorphoSys AG

Affitech AS	Diversa Corporation	Novartis AG

Alexion Pharmaceuticals, Inc.	Dompe, s.p.a.	Schering-Plough Corporation

Applied Molecular Evolution, Inc. (AME)	Dyax Corp.	Takeda Pharmaceutical Company Ltd.

Avecia Limited	E.I. duPont de Nemours and Company	The Medical Research Council

Aventis Pharma Deutschland GmbH (Hoechst)	Eli Lilly and Company	UCB S.A.

BioInvent International AB	Genentech, Inc.	Unilever plc

Biosite Incorporated	Genzyme Corporation	Viventia Biotech, Inc.

Cambridge Antibody Technology Limited (AstraZeneca)	Invitrogen Corporation	Wyeth Pharmaceuticals Division

Centocor, Inc.	Merck & Co., Inc.	ZymoGenetics, Inc.

These licenses are sometimes associated with broader agreements. For example, in October of 2006, we entered into a licensing and product development agreement with Affimed Therapeutics AG (“Affimed”). Under the terms of the agreement, Affimed received a license to use our BCE technology for research related to recombinant antibody products, with an option to acquire a BCE license for production and commercialization of antibodies, in particular their proprietary TandAb and Flexibody products. In addition, we will provide Affimed with cell line development and process development services specific to a TandAb therapeutic product candidate that they are currently developing. We received a license under Affimed’s antibody library patents for antibody discovery purposes, as well as for the development and commercialization of antibodies. In addition, Affimed will build two customized patient-derived human antibody phage display libraries according to our specifications.

As of February 2, 2007, we were aware of one antibody product, UCB S.A.’s (“UCB”) CIMZIA™, in late-stage clinical testing which is manufactured under a license using our BCE technologies. CIMZIA™ (certolizumab pegol, CDP870) is a anti-TNF (Tumor Necrosis Factor) alpha antibody fragment and has been submitted for regulatory approval for Crohn’s disease. It has had positive results in two Phase III trials in rheumatoid arthritis and in one mid-stage clinical trial in psoriasis.

•

HE™ is a proprietary technology that allows modification of non-human monoclonal antibodies to reduce or eliminate detectable immunogenicity and make them suitable for medical purposes in humans. The technology uses a unique method developed by us, based on analysis of the conserved structure-function relationships among antibodies. The method defines which residues in a non-human variable region are candidates to be modified. The result is a HE™ antibody with preserved antigen binding, structure and function and eliminated or greatly reduced immunogenicity.

HE™ technology was used in our XOMA 052 and certain other antibody products. In 2006, we entered into our first HE™ technology service agreements and humanized antibodies for AVEO Pharmaceuticals, Inc. (“AVEO”) and Attenuon, LLC (“Attenuon”).

In addition, we have installed commercially available phage display libraries for the discovery of antibodies and are utilizing XOMA proprietary libraries to enhance our antibody technology platform. We believe that access to multiple libraries offers a number of benefits to XOMA and its partners, by permitting screening of libraries in parallel where feasible to increase our probability of technical and business success in finding those rare and unique, high-affinity antibodies directed to targets of interest. We also have access to certain intellectual property rights and services that augment our existing antibody technology platform and development capabilities and further streamline product development timelines. This broad antibody technology platform and expertise is available for building our antibody product pipeline as well as those of our collaborators.

Our fully integrated infrastructure also allows us to offer technical development and manufacturing services on a fee-for-service basis. In particular, in March of 2005, we were awarded an 18-month contract worth approximately $15.0 million from the National Institute of Allergy and Infectious Diseases (“NIAID”) to develop three anti-botulinum neurotoxin monoclonal antibodies and, in July of 2006, NIAID awarded an additional three year contract worth approximately $16.3 million to produce these antibodies to protect United States citizens against the harmful effects of botulinum neurotoxins used in bioterrism. In November 2006, we were named as a subcontractor under a prime contract between SRI International and NIAID. Once the final terms are negotiated, we will manufacture a variety of monoclonal antibody therapeutic agents of importance to NIAID. We expect the final contract to run five years and total $28.1 million. Successful negotiation of the subcontract would, if the full amount is funded, bring the total of our governmental contract awards to approximately $60.0 million since March of 2005. We are continuing to seek other opportunities for government and biodefense contracts.

Financial and Legal Arrangements of Product Collaborations, Licensing an Other Arrangements

Current Agreements

Genentech

In April of 1996, we entered into a collaboration agreement with Genentech for the development of RAPTIVA®. In March of 2003, we entered into amended and expanded agreements related to all aspects of the collaboration, to reflect the then current understanding between the companies. The agreements called for us to share in the development costs and to receive a 25% share of future United States operating profits and losses and a royalty on sales outside the United States. The agreements also called for Genentech to finance our share of development costs up until first FDA marketing approval via a convertible subordinated loan, and our share of pre-launch marketing and sales costs via an additional commercial loan facility. Under the loan agreement, upon FDA approval of the product, which occurred on October 27, 2003, we elected to pay $29.6 million of the development loan in convertible preference shares and to defer repayment of the remaining $40.0 million as an offset against future proceeds from our 25% share of United States operating profits on the product. On December 22, 2003, we issued the preference shares to Genentech which are convertible into approximately 3.8 million common shares at a price of $7.75 per common share. The $13.4 million of outstanding principal and interest on the commercial loan was payable only in cash and was paid in January and May of 2004.

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

In December of 1998, we licensed our BCE technology to Genentech, which utilized it in the development of LUCENTIS® for the treatment of neovascular (wet) age-related macular degeneration. LUCENTIS® was approved by the FDA in June of 2006 and in the European Union in January of 2007. We are entitled to receive an undisclosed royalty on worldwide sales of LUCENTIS®.

Novartis

In February of 2004, we entered into an exclusive, worldwide, multi-product collaboration with Novartis to develop and commercialize antibody products for the treatment of cancer. Under the terms of the agreement, the companies agreed to jointly research, develop, and commercialize multiple antibody product candidates. The companies share expenses and revenues, generally on a 70-30 basis, with our share being 30%. Novartis’ profit share is subject to a limited upward adjustment, which, in turn, may be reduced if we achieve certain milestones. Financial terms include initial payments to us in 2004 totaling $10.0 million and a loan facility, secured by our interest in the collaboration, of up to $50.0 million to fund up to 75% of our share of expenses beginning in 2005. In the first quarter of 2007, Novartis’ and our mutual obligations to conduct antibody discovery, development and commercialization work together on an exclusive basis in oncology expired, except with respect to existing collaboration projects which have reached the development stage.

Lexicon

In June of 2005, we entered into a collaboration agreement with Lexicon to jointly develop and commercialize antibody drugs for certain targets discovered by Lexicon. The collaboration is designed to combine Lexicon’s target discovery and biotherapeutics capabilities with our antibody generation, process development and manufacturing expertise to accelerate the development and commercialization of novel therapeutic antibodies.

During the three-year initial term, Lexicon will select for submission to the collaboration targets from among those discovered and analyzed in its Genome5000™ program. In this program, Lexicon is using its gene knockout technology to discover the physiological functions of 5,000 potential drug targets. Our role is to generate or engineer antibodies that modulate the collaboration’s targets using phage display libraries and our proprietary HE™ technology. The companies are sharing the responsibility and costs for research, preclinical, clinical and commercialization activities. Costs and profits are allocated 65% to Lexicon and 35% to us. We will have principal responsibility for manufacturing antibodies for use in clinical trials and commercial sales.

Schering Plough

In May of 2006, we entered into a collaboration agreement with the SPRI division of Schering-Plough Corporation for therapeutic monoclonal antibody discovery and development. Under the agreement, SPRI will make upfront, annual maintenance and milestone payments to us, fund our R&D and manufacturing activities related to the agreement and pay royalties on sales of products resulting from the collaboration. During the collaboration, we will discover therapeutic antibodies against three targets selected by SPRI using multiple human antibody phage display libraries, may optimize antibodies through affinity maturation or other protein engineering, may use our proprietary HE™ technology to humanize antibody candidates generated by hybridoma techniques, perform pre-clinical studies to support regulatory filings, develop cell lines and production processes and produce antibodies for initial clinical trials. SPRI selected the first target at the inception of the agreement and, in December of 2006, exercised its right to initiate the additional discovery and development programs.

Takeda

In November of 2006, we entered into a collaboration agreement with Takeda for therapeutic monoclonal antibody discovery and development. During the collaboration, we will discover and optimize therapeutic antibodies against multiple targets selected by Takeda. Under the agreement, Takeda will make upfront, annual maintenance and milestone payments to us, fund our R&D and manufacturing activities for preclinical and early clinical studies and pay royalties on sales of products resulting from the collaboration. Takeda will be responsible for clinical trials and commercialization of drugs after an IND submission and is granted the right to manufacture once the product enters into Phase II clinical trials.

NIAID

In March of 2005, we were awarded a $15.0 million contract from NIAID, a division of the National Institutes of Health, to develop three anti-botulinum neurotoxin monoclonal antibody therapeutics. Under this contract, we created production cell lines using our proprietary antibody expression systems, built Master and Manufacturer’s Working Cell Banks, developed production processes and produced initial quantities of the three antibodies. The contract was performed over an eighteen month period and was 100% funded with Federal funds from NIAID under Contract No. HHSN266200500004C. Final acceptance of the project was received in October of 2006.

In July of 2006, we were awarded a $16.3 million contract funded with Federal funds from NIAID under Contract No. HHSN266200600008C/N01-Al-60008 to produce monoclonal antibodies for the treatment of botulism to protect United States citizens against the harmful effects of botulinum neurotoxins used in bioterrorism. Under this contract, we will create and produce an innovative injectable product comprised of three anti-type A botulinum neurotoxin monoclonal antibodies to support entry into Phase I safety human clinical trials. The work is being performed on a cost plus fixed fee basis, per the terms of the contract, over a three year period.

Taligen

In September of 2006, we entered into an agreement with Taligen Therapeutics, Inc. (“Taligen”) which formalized an earlier letter agreement, which was signed in May of 2006, for the development and Good Manufacturing Practices (“cGMP”) manufacture of a novel antibody fragment for the potential treatment of inflammatory diseases. Under the agreement, we will utilize our BCE technology and expertise to develop and scale-up production processes for Taligen’s FAb antibody fragment and manufacture quantities of the antibody fragment sufficient to support preclinical and initial clinical trials. Taligen will pay all manufacturing costs and, if it elects to exercise its option to obtain a production license for our BCE technology, will make upfront, milestone and royalty payments.

AVEO

In April of 2006, we entered into an agreement with AVEO to utilize our HE™ technology to humanize AV-299 under which AVEO paid us an up-front license fee and development milestones. Under this agreement we created four HE™ versions of the original AV-299, all of which met design goals and from which AVEO selected one as its lead development candidate. In the future, AVEO will pay annual maintenance fees, additional development milestones and royalties.

In September of 2006, as a result of the successful humanization of AV-299, we entered into a second agreement with AVEO to manufacture and supply AV-299, AVEO’s novel anti-HGF antibody, in support of early clinical trials. Under the agreement, we will create AV-299 production cell lines and conduct process and assay development as well as cGMP manufacturing activities in support of AVEO’s IND filing and early clinical trials. AVEO retains all development and commercialization rights to AV-299.

Attenuon

In September of 2006, we entered into an agreement with Attenuon to utilize our HE™ technology to humanize a monoclonal antibody targeting the urokinase plasminogen activator system for the treatment of cancer. Attenuon will pay us an up-front fee, annual maintenance fees, development milestones and royalties. Attenuon will retain all development and commercialization rights to the antibody.

Triton

In October of 2004, we entered into an agreement with Triton under which Triton licensed the exclusive worldwide rights from us to use our ING-1 monoclonal antibody with Triton’s TNT™ System. The TNT™ System is an innovative product that ablates tumors by using tiny magnetic spheres delivered, to the tumor, systemically with antibodies and heated by means of a magnetic field directed to the tumor. The combination of the ING-1 antibody with the TNT™ System is intended to create a novel, highly selective, safe, and effective treatment for adenocarcinomas, such as breast, colorectal, lung, ovary and prostate. The license to Triton includes United States and foreign patent rights related to our ING-1 and HE™ technologies along with several pending applications. ING-1 remains available for licensing outside the field covered by the Triton license. Under the terms of the contract, we received an upfront license fee and will receive milestones and royalties.

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

In December of 2003, we announced the initiation of a Phase I clinical program for MLN2222, a complement inhibitor for coronary artery bypass graft surgery targeting vascular inflammation associated with such surgery, to evaluate its safety, tolerability, pharmacokinetic and pharmacodynamic properties. In October of 2004, we announced the amendment of our agreements with Millennium whereby Millennium assumed responsibility for all development work and expenses for MLN2222 upon initiation of Phase II testing. We completed a Phase I trial of MLN2222 and have transferred the relevant clinical data from the trial to Millennium. We are obligated to continue to provide quantities of bulk drug substance and services requested and paid for by Millennium for future clinical trials. We will be entitled to receive an undisclosed royalty on future net sales of MLN2222, as well as payments related to the achievement of certain clinical and regulatory milestones.

Recently Terminated Agreements

Cubist

In September of 2005, we announced that we had signed a letter agreement with Cubist Pharmaceuticals, Inc. (“Cubist”) to develop production processes and to manufacture HepeX-B™, a novel two-antibody biologic, in quantities sufficient to conduct Phase III clinical trials. HepeX-B™ is a combination of two fully human monoclonal antibodies that target hepatitis B virus (“HBV”) surface antigens. In July of 2006, Cubist announced that it had decided to cease investment in this product because of stringent FDA requirements for regulatory approval and, as a result, we have terminated our letter agreement with Cubist.

Aphton

In September of 2004, we announced a worldwide collaboration with Aphton Corporation (“Aphton”) to develop treatments for gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. Under the terms of the agreement, the companies agreed to share all development expenses and all commercialization profits and losses for all product candidates on a 70/30 basis, with our share being 30%. In January of 2006, Aphton announced that its common stock had been delisted from Nasdaq. In May of 2006, Aphton filed for bankruptcy protection under Chapter 11, Title 11 of the United States bankruptcy code and we terminated the agreement. In July of 2006, Receptor BioLogix, Inc. acquired the assets of Aphton.

Other Products

We are seeking development and marketing partners for additional products in our pipeline. No assurance can be given regarding the timing or likelihood of future collaborative arrangements or of product licensure.

We are also pursuing additional opportunities to further broaden our product pipeline. These include product development collaborations with other pharmaceutical and biotechnology companies and evaluations of product in-licensing and acquisition opportunities.

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

•

Abbott Laboratories has recently announced that it has successfully completed two Phase III psoriasis trials showing clinical benefits of its rheumatoid arthritis and psoriatic arthritis drug Humira™ for the treatment of psoriasis. They indicated that they will submit regulatory applications in the United States and Europe in the first half of 2007;

•

In September of 2006, Centocor, Inc. (“Centocor”) , a unit of Johnson & Johnson, announced that its rheumatoid arthritis and Crohn’s disease drug, Remicade® (infliximab) had been approved by the FDA for the treatment of adult patients with chronic severe (i.e. extensive and/or disabling) plaque psoriasis who are candidates for systemic therapy and when other systemic therapies are medically less appropriate. This drug had already been approved to treat plaque psoriasis in the European Union, psoriatic arthritis in the United States and, in combination with methotrexate, in the European Union;

•

Biogen Idec Inc. (“Biogen”) sold its worldwide rights to Amevive®, which has been approved in the United States and Canada to treat the same psoriasis indication as RAPTIVA®, to Astellas Pharma US, Inc., in March of 2006;

•

Biogen and Fumapharm AG (“Fumapharm”) have taken their psoriasis-treating pill, BG-12 (dimethyl fumarate), through a Phase III trial in Germany in which, according to the companies, the product significantly reduced psoriasis symptoms in patients, and Biogen acquired Fumapharm in June of 2005. Biogen announced, in January of 2007, that it is initiating Phase III trials of BG-12 in multiple sclerosis;

•

Isotechnika, Inc. has completed a Canadian Phase III trial of ISA247, a trans-isomer of a cyclosporine analog, in 450 patients with moderate to severe psoriasis, achieving all efficacy endpoints, as well as a Phase III extension trial, and has announced plans to conduct a 500-patient second Canadian/European phase III trial;

•	In February of 2007, UCB announced that it had completed a mid-stage clinical trial in psoriasis with positive results and that it was planning to start Phase III trials in the first half of 2007;

•

In February of 2007, Centocor announced positive results from a Phase II clinical trial in moderate to severe plaque psoriasis of CNTO 1275, a fully-human monoclonal antibody that targets the cytokines interleukin-12 (IL-12) and interleukin-23 (IL-23) and that the product is currently in Phase III clinical development in the same indication; and

•	other companies are developing monoclonal antibody or other products for treatment of inflammatory skin disorders.

In addition to LUCENTIS®, there are two other FDA-approved therapies to treat macular degeneration: Pfizer, Inc.’s and OSI Pharmaceuticals, Inc.’s Macugen® and Novartis’ and QLT Inc.’s Visudyne®. It is also possible that LUCENTIS® will compete with Genentech’s cancer drug Avastin®.

There are several companies developing topical peptide treatments which may compete with XOMA 629 in acne. Migenix Inc. and its partner Cutanea Life Sciences, Inc. are developing CLS001 (formerly MBI 594AN) for roseasea, a topical peptide that has completed two Phase II trials for the treatment of acne. Helix Biomedix, Inc. is developing several peptide compounds. Medicis Pharmaceutical Corp. has rights to human derived antimicrobial peptides that may be developed for acne.

In collaboration with Novartis, we are co-developing a humanized antibody to the target CD40, and, at the current time, there are several CD40-related programs under development, mostly focused on the development of CD40 ligand products. For example, SGN-40 is a humanized monoclonal antibody under development by Seattle Genetics, Inc. (“Seattle Genetics”) which is targeting CD40 antigen. Seattle Genetics is currently conducting a phase II clinical trial for patients with diffuse large B-cell lymphoma, the most common type of aggressive non-Hodgkin’s lymphoma, and phase I trials for patients with multiple myeloma or chronic lymphocytic leukemia. In January of 2007, Seattle Genetics entered into an exclusive worldwide license agreement with Genentech to develop and commercialize SGN-40. Under the agreement, Genentech will fund future research, development, manufacturing and commercialization costs. In January of 2007, Kirin Brewery Company, Limited and Astellas Pharma Inc. announced that they have entered into a license and collaborative research and development agreement under which they will exclusively collaborate in developing and marketing a fully human anti-CD40 antagonistic monoclonal antibody worldwide with a first target indication of prophylaxis of organ rejection associated with organ transplantation.

It is possible that other companies may be developing other products based on the same human protein as our NEUPREX® product, and these products may prove to be more effective than NEUPREX®. It is also possible that other companies may be developing other products based on the same therapeutic target as our XOMA 052 product and these products may prove to be more effective than XOMA 052.

Regulatory

Our products are subject to comprehensive preclinical and clinical testing requirements and to approval processes by the FDA and by similar authorities in other countries. Our products are primarily regulated on a product-by-product basis under the United States Food, Drug and Cosmetic Act and Section 351(a) of the Public Health Service Act. Most of our human therapeutic products are or will be classified as biologic products. Approval of a biologic for commercialization requires licensure of the product and the manufacturing facilities. The review of therapeutic biologic products is carried out by the FDA’s Center for Drug Evaluation and Research, the body that also reviews drug products.

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

In Europe, most of our human therapeutic products are or will be classified as biological medicinal products which are assessed through a centralized procedure by the EMEA. The EMEA coordinates the evaluation and supervision of medicinal products throughout the European Union and the European Economic Area. The assessment of the Marketing Authorization (“MA”) Application is carried out by a Rapporteur and a Co-rapporteur appointed by the Committee for Medicinal Products for Human Use (“CHMP”), which is the expert scientific committee of the EMEA.

The Rapporteur and Co-rapporteur are drawn from the CHMP membership representing member states of the European Union. In addition to their responsibility for undertaking scientific assessments of an application for a MA, the Rapporteur and the Co-Rapporteur liaise with the applicant on behalf of the CHMP in an effort to provide answers to queries raised by the CHMP. Their assessment report(s) is circulated to and considered by the full CHMP membership, leading to the production ultimately of a CHMP opinion which is transmitted to the applicant and the European Commission. The final decision on the grant of a MA is made by the Commission as the licensing authority of the European Community (“Community”). Under Community law, a positive decision issued by the European Commission represents the grant of a MA. Such an authorization allows a medicinal product to be placed on the European market. Upon the grant of an MA in the European Union, certain member states require pricing approval before the product can be placed into commercial distribution.

Under Community law, the applicant may request grant of a MA under exceptional circumstances if comprehensive data on the efficacy and safety of the drug, under normal conditions of use cannot be provided because its intended indications are encountered so rarely (such as in the case of a medicinal product intended for treating an orphan disease) that comprehensive evidence cannot reasonably be collected, the present state of scientific knowledge will not allow comprehensive information to be collected, or it would be against generally accepted medical ethics to collect comprehensive information. The Rapporteur, Co-Rapporteur and the other CHMP members will assess the justification/data submitted for exceptional circumstances as part of the overall assessment of the benefit/risk of the application. It is up to the CHMP, during the review, to ultimately decide on whether grant of a MA under exceptional circumstances is justified on the evidence before them. Approval under exceptional circumstances is subject to a requirement for specific procedures related to safety and results of its use and is reviewed annually to reassess the risk-benefit balance of the product. Once approval is granted, the product can be marketed under the single European MA in all member states of the European Union and the European Economic Area. Consistent with the single MA, the labeling for Europe is identical throughout all member states except that all labeling must be translated into the local language of the country of intended importation and in relation to the content of the so called “blue box” on the outer packaging in which locally required information may be inserted.

Orphan drugs are those intended for use in rare diseases or conditions. As a result of the high cost of development and the low return on investment for rare diseases, governments provide regulatory and commercial incentives for the development of drugs for small disease populations. In the United States, the term “rare disease or condition” means any disease or condition which affects less than 200,000 persons in the United States. Applications for United States orphan drug status are evaluated and granted by the Office of Orphan Products Development (“OOPD”) of the FDA. In the United States, orphan drugs are subject to the standard regulatory process for marketing approval but are exempt from the payment of user fees for licensure, receive market exclusivity for a period of seven years and some tax benefits, and are eligible for OOPD grants. In Europe, orphan medicinal products are those intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the Community. The EMEA’s Committee for Orphan Medicinal Products (“COMP”) reviews applications seeking orphan designation. If the European Commission agrees with a positive assessment made by COMP, then the product will receive a positive designation through adoption of a decision by the European Commission. Orphan medicinal products are exempt from fees for protocol assistance and scientific advice from the Scientific Advice Working Party during development, reduction or exemption of MA and other fees, and ten year market exclusivity upon granting of a MA in respect of the approved clinical indication. Moreover, manufacturers may be eligible for grants or other financial incentives from the Community and Member States programs.

Patents and Trade Secrets

As a result of our ongoing activities, we hold and are in the process of applying for a number of patents in the United States and internationally to protect our products and important processes. We also have obtained or have the right to obtain exclusive licenses to certain patents and applications filed by others. However, the patent position of biotechnology companies generally is highly uncertain and no consistent policy regarding the breadth of allowed claims has emerged from the actions of the U.S. Patent and Trademark Office (“Patent Office”) with respect to biotechnology patents. Accordingly, no assurance can be given that our patents will afford protection against competitors with similar technologies, or others will not obtain patents claiming aspects similar to those covered by our patent applications.

We have established an extensive portfolio of patents and applications related to our BPI-related products, including novel compositions, their manufacture, formulation, assay and use. We are also the exclusive licensee of BPI-related patents and applications owned by New York University (“NYU”), including those directed to novel BPI-related protein and DNA compositions, as well as their production and uses. Finally, we are the exclusive licensee of BPI-related patents and applications owned by Incyte Corporation (“Incyte”), including those related to endotoxin-associated uses of BPI.

We have established a portfolio of patents related to our bacterial expression technology, including claims to novel promoter sequences, secretion signal sequences, compositions, methods for expression and secretion of recombinant proteins from bacteria, including immunoglobulin gene products, and improved methods and cells for expression of recombinant protein products. U.S. Patent No. 5,028,530 is directed to expression vehicles containing an araB promoter, host cells and processes for regulated expression of recombinant proteins. U.S. Patent Nos. 5,576,195 and 5,846,818 are related to DNA encoding a pectate lyase signal sequence, recombinant vectors, host cells and methods for production and externalization of recombinant proteins. U.S. Patent Nos. 5,595,898, 5,698,435 and 5,618,920 address secretable immunoglobulin chains, DNA encoding the chains and methods for their recombinant production. U.S. Patent Nos. 5,693,493, 5,698,417 and 6,204,023 relate to methods for recombinant production/secretion of functional immunoglobulin molecules. U.S. Patent No. 7,094,579 relates to eukaryotic signal sequences and their use in methods for prokaryotic expression of recombinant proteins. U.S. Patent No. 6,803,210 relates to improved bacterial host cells that are deficient in one or more of the active transport systems for an inducer of an inducible promoter, such as arabinose for an araB promoter, and methods for the use of such cells for the production of recombinant proteins.

We have also established a portfolio of patent applications related to our mammalian expression technology, including U.S. Patent Application Publication No. 2003/0203447 for which we have received a Notice of Allowance, related to methods and materials for increasing the expression of recombinant polypeptides using expression vectors containing multiple copies of a transcription unit encoding a polypeptide of interest.

We have established a portfolio of patents and applications related to our HE™ technology, including U.S. Patent No. 5,766,886, directed to methods of modifying antibody variable domains to reduce immunogenicity. Related patents and applications are directed to antibodies engineered according to our patented methods. We believe that our patented HE™ technology provides an attractive alternative to other humanization technologies.

If certain patents issued to others are upheld or if certain patent applications filed by others issue and are upheld, we may require certain licenses from others in order to develop and commercialize certain potential products incorporating our technology. There can be no assurance that such licenses, if required, will be available on acceptable terms.

Research and License Agreements

We have contracted with a number of academic and institutional collaborators to conduct research and development activities. Under these agreements, we generally fund either the research and development or evaluation of products, technologies or both, will own or obtain exclusive licenses to products or technologies developed and may pay royalties on sales of products covered by certain licenses. The rates and durations of such royalty payments vary by product and institution and range, generally, for periods from five years to indefinite duration. Aggregate expenses incurred by us under all of our research agreements were negligible for each of 2006, 2005 and 2004. We have entered into certain license agreements with respect to the following products:

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

•

In July of 1998, we entered into a license agreement with Incyte whereby we obtained an exclusive (even as to Incyte), freely sublicenseable, worldwide license to all of Incyte’s patent rights relating to BPI. We will pay Incyte a royalty on sales of BPI products covered by the license, up to a maximum of $11.5 million and made a $1.5 million advance royalty payment, one-half in cash and one-half in our common shares. We also issued warrants to Incyte to purchase 250,000 of our common shares at $6.00 per share. As of December 31, 2006, 125,000 of these warrants remain outstanding. Due to offsets against other royalties, we may not ultimately incur increased total BPI royalty payments as a result of this license.

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

Employees

As of December 31, 2006, we employed 255 non-unionized full-time employees at our California facilities, principally in Berkeley, California, and one employee in Ireland. Our employees are engaged in clinical, process development and manufacturing, quality assurance and control, research and product development, and in executive, finance and administrative positions. We consider our employee relations to be excellent.

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

The following information can be found on our website at http://www.xoma.com or can be obtained free of charge by contacting our Investor Relations Department:

•

our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). All reports we file with the SEC can also be obtained free of charge via EDGAR through the SEC’s website at http://www.sec.gov;

•

our policies related to corporate governance, including our Code of Ethics applying to our directors, officers and employees (including our principal executive officer and principal financial and accounting officer) that we have adopted to meet the requirements set forth in the rules and regulations of the United States SEC and its corporate governance principles; and

•	the charters of the Audit, Compensation and Nominating & Governance Committees of our Board of Directors.

We intend to satisfy the applicable disclosure requirements regarding amendments to, or waivers from, provisions of our Code of Ethics by posting such information on our website.

Item 1A.	Risk Factors

The following risk factors and other information included in this annual report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Our present and future revenues rely significantly on sales of products marketed and sold by others.

Currently, our revenues rely significantly upon sales of RAPTIVA® and LUCENTIS®, in which we have only royalty interests. RAPTIVA® was approved by the FDA on October 27, 2003, for the treatment of chronic moderate-to-severe plaque psoriasis in adults who are candidates for systemic therapy or phototherapy. Genentech and Serono, Genentech’s international marketing partner for RAPTIVA®, are responsible for the marketing and sales effort in support of this product. In September of 2004, Serono announced that RAPTIVA® had received approval for use in the European Union and the product was launched in several European Union countries in the fourth quarter of 2004. In January of 2007, Merck KGaA acquired Serono and renamed the surviving entity Merck Serono S.A. We are evaluating the impact of this acquisition but do not yet know what effect it will have on sales of RAPTIVA®. LUCENTIS® was approved by the FDA on June 30, 2006, for the treatment of age-related macular degeneration. Genentech and Novartis, Genentech’s international marketing partner for LUCENTIS®, are responsible for the marketing and sales effort in support of this product. We have no role in marketing and sales efforts, and Genentech, Serono and Novartis do not have an express contractual obligation to us regarding the marketing or sales of RAPTIVA® or LUCENTIS®.

Under our current arrangements with Genentech, we are entitled to receive royalties on worldwide sales of RAPTIVA® and LUCENTIS®. Successful commercialization of these products is subject to a number of risks, including, but not limited to:

•	Genentech’s and Serono’s willingness and ability to implement their marketing and sales effort and achieve sales;

•	the strength of competition from other products being marketed or developed to treat psoriasis;

•	the occurrence of adverse events which may give rise to safety concerns;

•	physicians’ and patients’ acceptance of RAPTIVA® as a treatment for psoriasis and LUCENTIS® as a treatment for age-related macular degeneration;

•	Genentech’s ability to provide manufacturing capacity to meet demand for the products; and

•	pricing and reimbursement issues.

According to Genentech, United States sales of RAPTIVA® during 2006 were $89.8 million, compared with $79.2 million and $52.4 million during 2005 and 2004, respectively. According to Serono, sales of RAPTIVA® outside of the United States during 2006 were $69.9 million, compared with $33.4 million and $3.9 million during 2005 and 2004, respectively. According to Genentech, United States sales of LUCENTIS® were $380.0 million and sales outside the United States were $27.0 million during 2006. LUCENTIS® sales began on June 30, 2006, upon its approval by regulatory agencies. Given our current reliance on RAPTIVA® and LUCENTIS® as principal sources of our revenues, any material adverse developments with respect to the commercialization of RAPTIVA® or LUCENTIS® may cause our revenues to decrease and may cause us to incur losses in the future.

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

As of December 31, 2006, we (including our subsidiaries) had approximately $98.2 million, including our embedded derivative, of indebtedness outstanding. We may not be able to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We and our subsidiaries may also incur additional debt that may be secured. In connection with our collaboration with Novartis, Novartis has extended a line of credit to us (through our U.S subsidiary) for $50.0 million to fund up to 75% of our expenses thereunder, of which $16.4 million was drawn as of December 31, 2006. This line of credit is secured by a pledge of our interest in the collaboration. On November 9, 2006, XOMA (US) LLC entered into a five-year, $35.0 million term loan facility with Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”) and borrowed the full amount thereunder. The loan is guaranteed by XOMA and is secured by the payment rights due to XOMA (US) LLC relating to RAPTIVA®, LUCENTIS® and CIMZIA™. As a result, these assets will not be available to XOMA or any other lender to secure future indebtedness.

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

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe that most of our products will be regulated by the FDA as biologics. Changes in the regulatory approval policy during the development period, changes in, or the enactment of, additional regulations or statutes or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. Even if the FDA or other regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product. Even for approved products such as RAPTIVA® and LUCENTIS®, the FDA may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials, and may subsequently withdraw approval based on these additional trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. State regulations may also affect our proposed products. The FDA has substantial discretion in both the product approval process and manufacturing facility approval process and, as a result of this discretion and uncertainties about outcomes of testing, we cannot predict at what point, or whether, the FDA will be satisfied with our or our collaborators’ submissions or whether the FDA will raise questions which may be material and delay or preclude product approval or manufacturing facility approval. As we accumulate additional clinical data, we will submit it to the FDA, which may have a material impact on the FDA product approval process.

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

We have experienced significant losses and, as of December 31, 2006, we had an accumulated deficit of $727.5 million.

For the year ended December 31, 2006, we had a net loss of approximately $51.8 million or $0.54 per common share (basic and diluted). For the year ended December 31, 2005, as a result of the restructuring of our Genentech arrangement and subsequent extinguishment of our obligation to pay $40.9 million under a development loan and related one-time credit to other income, we had net income of approximately $2.8 million or $0.03 per common share (basic and diluted).

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

•

In March of 2005, we entered into a contract with NIAID to produce three monoclonal antibodies designed to protect United States citizens against the harmful effects botulinum neurotoxin of used in bioterrorism. In July of 2006, we entered into an additional contract with NIAID for the development of an appropriate formulation for human administration of these three antibodies in a single injection.

•	In June of 2005, we announced the formation of a collaboration to jointly develop and commercialize antibody drugs for certain targets discovered by Lexicon.

•

We have licensed our BCE technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 45 companies. As of December 31, 2006, we were aware of one antibody product manufactured using this technology that has received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular (wet) age-related macular degeneration, and one antibody manufactured using this technology that is in late-stage clinical testing, UCB’s CIMZIA™ (certolizumab pegol, CDP870) an anti-TNF alpha antibody fragment for rheumatoid arthritis and Crohn’s disease.

Because our collaborators and licensees are independent third parties, they may be subject to different risks than we are and have significant discretion in determining the efforts and resources they will apply. If these collaborators and licensees do not successfully develop and market these products, we may not have the capabilities, resources or rights to do so on our own. We do not know whether our collaborators or licensees will successfully develop and market any of the products that are or may become the subject of one of our collaboration or licensing arrangements. In particular, each of these arrangements provides for either sharing of collaboration expenses, which means that not only we but our collaborators must have sufficient available funds for the collaborations to continue, or funding solely by our collaborators or licensees. In addition, our collaboration with Novartis provides for funding by it in the form of a line of credit to us, and we cannot be certain that Novartis will provide the necessary funds available when we attempt to draw on the line of credit. Furthermore, our contracts with NIAID contain numerous standard terms and conditions provided for in the applicable federal acquisition regulations and customary in many government contracts. Uncertainty exists as to whether we will be able to comply with these terms and conditions in a timely manner, if at all. In addition, given our relative lack of experience in programs under contract with government agencies, we are uncertain as to the extent of NIAID’s demands and the flexibility that will be granted to us in meeting those demands. Lastly, CIMZIA™ (CDP870) has not received marketing approval from the FDA or any foreign governmental agency, and therefore we cannot assure you that it will prove to be safe and effective, will be approved for marketing or will be successfully commercialized.

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

•

In September of 2004, we entered into a collaboration with Aphton for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. In January of 2006, Aphton announced that its common stock had been delisted from Nasdaq. In May of 2006, Aphton filed for bankruptcy protection under Chapter 11, Title 11 of the United States Bankruptcy Code.

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

There can be no assurance that the market price of our common shares will not decline below its present market price or that there will be an active trading market for our common shares. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. We have experienced significant volatility in the price of our common shares. From January 1, 2006 through March 5, 2007, our share price has ranged from a high of $3.50 to a low of $1.57. On March 5, 2007, the closing price of the common shares as reported on the Nasdaq National Market was $2.84 per share. Factors contributing to such volatility include, but are not limited to:

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

Genentech is responsible for manufacturing or arranging for the manufacturing of commercial quantities of RAPTIVA® and LUCENTIS®. Should Genentech have difficulty in providing manufacturing capacity to produce these products in sufficient quantities, we do not know whether they will be able to meet market demand. If not, we will not realize revenues from the sales of these products. If any of our other products are approved, because we have never commercially introduced any pharmaceutical products, we do not know whether the capacity of our existing manufacturing facilities can be increased to produce sufficient quantities of our products to meet market demand. Also, if we or our third party collaborators or licensees need additional manufacturing facilities to meet market demand, we cannot predict that we will successfully obtain those facilities because we do not know whether they will be available on acceptable terms. In addition, any manufacturing facilities acquired or used to meet market demand must meet the FDA’s quality assurance guidelines.

We do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest.

Although RAPTIVA® was approved in the United States in October of 2003 and in the European Union in 2004 and LUCENTIS® was approved in June of 2006 and in the European Union in January of 2007, their acceptance in the marketplace may not continue. Furthermore, even if other products in which we have an interest receive approval in the future, they may not be accepted in the marketplace. In addition, we or our collaborators or licensees may experience difficulties in launching new products, many of which are novel and based on technologies that are unfamiliar to the healthcare community. We have no assurance that healthcare providers and patients will accept such products, if developed. For example, physicians and/or patients may not accept a product for a particular indication because it has been biologically derived (and not discovered and developed by more traditional means) or if no biologically derived products are currently in widespread use in that indication. Similarly, physicians may not accept a product, such as RAPTIVA® or LUCENTIS®, if they believe other products to be more effective or are more comfortable prescribing other products. Safety concerns may also arise in the course of on-going clinical trials or patient treatment as a result of adverse events or reactions.

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

•

Abbott Laboratories has recently announced that it has successfully completed two Phase III psoriasis trials showing clinical benefits of its rheumatoid arthritis and psoriatic arthritis drug Humira™ for the treatment of psoriasis. They indicated that they will submit regulatory applications in the United States and Europe in the first half of 2007;

•

In September of 2006, Centocor announced that its rheumatoid arthritis and Crohn’s disease drug, Remicade® (infliximab) had been approved by the FDA for the treatment of adult patients with chronic severe (i.e. extensive and/or disabling) plaque psoriasis who are candidates for systemic therapy and when other systemic therapies are medically less appropriate. This drug had already been approved to treat plaque psoriasis in the European Union, psoriatic arthritis in the United States and, in combination with methotrexate, in the European Union;

•	Biogen sold its worldwide rights to Amevive®, which has been approved in the United States and Canada to treat the same psoriasis indication as RAPTIVA®, to Astellas Pharma US, Inc., in March of 2006;

•

Biogen and Fumapharm have taken their psoriasis-treating pill, BG-12 (dimethyl fumarate), through a Phase III trial in Germany in which, according to the companies, the product significantly reduced psoriasis symptoms in patients, and Biogen acquired Fumapharm in June of 2005. Biogen announced, in January of 2007, that it is initiating Phase III trials of BG-12 in multiple sclerosis;

•

Isotechnika, Inc. has completed a Canadian Phase III trial of ISA247, a trans-isomer of a cyclosporine analog, in 450 patients with moderate to severe psoriasis, achieving all efficacy endpoints, as well as a Phase III extension trial, and has announced plans to conduct a 500-patient second Canadian/European phase III trial;

•	In February of 2007, UCB announced that it had completed a mid-stage clinical trial in psoriasis with positive results and that it was planning to start Phase III trials in the first half of 2007;

•

In February of 2007, Centocor announced positive results from a Phase II clinical trial in moderate to severe plaque psoriasis of CNTO 1275, a fully-human monoclonal antibody that targets the cytokines interleukin-12 (IL-12) and interleukin-23 (IL-23) and that the product is currently in Phase III clinical development in the same indication; and

•	other companies are developing monoclonal antibody or other products for treatment of inflammatory skin disorders.

In addition to LUCENTIS®, there are two other FDA-approved therapies to treat macular degeneration: Pfizer, Inc.’s and OSI Pharmaceuticals, Inc.’s Macugen® and Novartis’ and QLT Inc.’s Visudyne®. It is also possible that LUCENTIS® will compete with Genentech’s cancer drug Avastin®.

There are several companies developing topical peptide treatments which may compete with XOMA 629 in acne. Migenix Inc. and its partner Cutanea Life Sciences, Inc. are developing CLS001 (formerly MBI 594AN) for roseasea, a topical peptide that has completed two Phase II trials for the treatment of acne. Helix Biomedix, Inc. is developing several peptide compounds. Medicis Pharmaceutical Corp. has rights to human derived antimicrobial peptides that may be developed for acne.

In collaboration with Novartis, we are co-developing a humanized antibody to the target CD40, and, at the current time, there are several CD40-related programs under development, mostly focused on the development of CD40 ligand products. For example, SGN-40 is a humanized monoclonal antibody under development by Seattle Genetics, Inc. which is targeting CD40 antigen. Seattle Genetics is currently conducting a phase II clinical trial for patients with diffuse large B-cell lymphoma, the most common type of aggressive non-Hodgkin’s lymphoma, and phase I trials for patients with multiple myeloma or chronic lymphocytic leukemia. In January of 2007, Seattle Genetics entered into an exclusive worldwide license agreement with Genentech to develop and commercialize SGN-40. Under the agreement, Genentech will fund future research, development, manufacturing and commercialization costs. In January of 2007, Kirin Brewery Company, Limited and Astellas Pharma Inc. announced that they have entered into a license and collaborative research and development agreement under which they will exclusively collaborate in developing and marketing a fully human anti-CD40 antagonistic monoclonal antibody worldwide with a first target indication of prophylaxis of organ rejection associated with organ transplantation.

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

We rely on patent protection, as well as a combination of copyright, trade secret, and trademark laws to protect our proprietary technology and prevent others from duplicating our products. However, these means may afford only limited protection and may not:

•	prevent our competitors from duplicating our products;

•	prevent our competitors from gaining access to our proprietary information and technology, or

•	permit us to gain or maintain a competitive advantage.

Because of the length of time and the expense associated with bringing new products to the marketplace, we and our partners hold and are in the process of applying for a number of patents in the United States and abroad to protect our products and important processes and also have obtained or have the right to obtain exclusive licenses to certain patents and applications filed by others. However, the mere issuance of a patent is not conclusive as to its validity or its enforceability. The United States Federal Courts or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. In addition, the laws of foreign countries may not protect our intellectual property rights effectively or to the same extent as the laws of the United States. If our intellectual property rights are not adequately protected, we may not be able to commercialize our technologies, products, or services, and our competitors could commercialize our technologies, which could result in a decrease in our sales and market share that would harm our business and operating results. Specifically, the patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions. The legal standards governing the validity of biotechnology patents are in transition, and current defenses as to issued biotechnology patents may not be adequate in the future. Accordingly, there is uncertainty as to:

•

whether any pending or future patent applications held by us will result in an issued patent, or that if patents are issued to us, that such patents will provide meaningful protection against competitors or competitive technologies,

•

whether competitors will be able to design around our patents or develop and obtain patent protection for technologies, designs or methods that are more effective than those covered by our patents and patent applications, or

•

the extent to which our products could infringe on the intellectual property rights of others, which may lead to costly litigation, result in the payment of substantial damages or royalties, and/or prevent us from using technology that is essential to our products.

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

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. There is intense competition for such personnel. Our research, product development and business efforts could be adversely affected by the loss of one or more key members of our scientific or management staff, particularly our executive officers: John L. Castello, our Chairman of the Board, President and Chief Executive Officer; J. David Boyle II, our Vice President, Finance and Chief Financial Officer; Patrick J. Scannon, M.D., Ph.D., our Executive Vice President and Chief Biotechnology Officer; and Christopher J. Margolin, our Vice President, General Counsel and Secretary. We currently have no key person insurance on any of our employees. In February of 2007, Mr. Castello announced his plans to retire. Although he intends to continue to serve in his present capacities during the candidate search and transition period, our business could be adversely affected if the search and transition period take longer than expected or we are unable to find a suitable replacement.

We had approximately 256 employees as of December 31, 2006, and we anticipate that we will require additional experienced executive, accounting, research and development, legal, administrative and other personnel in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

Alleged abuses by certain companies that have changed their legal domicile from jurisdictions within the United States to Bermuda have created an environment where, notwithstanding that we changed our legal domicile in a transaction that was approved by our shareholders and fully taxable to our company under United States law, we may be exposed to various prejudicial actions, including:

•	“blacklisting” of our common shares by certain pension funds,

•	legislation restricting certain types of transactions, and

•	punitive tax legislation.

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

We are authorized to issue, without shareholder approval, 1,000,000 preference shares, of which 2,959 were issued and outstanding as of December 31, 2006, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common shares. In addition, we are authorized to issue, without shareholder approval, up to 210,000,000 common shares, of which 105,454,389 were issued and outstanding as of December 31, 2006. If we issue additional equity securities, the price of our common shares and, in turn, the price of our convertible notes may be materially and adversely affected. In addition, as of December 31, 2006, there were $44.5 million aggregate principal amount of New Notes outstanding, which were convertible into an aggregate of 23,750,873 common shares, with an aggregate of 1,889,317 additional shares issuable in lieu of the additional interest that would be due on such conversion.

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

Our development and manufacturing facilities are located in Berkeley and Emeryville, California. We lease approximately 135,000 square feet of space including approximately 35,000 square feet of research and development laboratories, 56,000 square feet of production and production support facilities and 44,000 square feet of office space. A separate 17,000 square foot technology development and pilot facility is owned by us.

We produced multiple anti-botulinum neurotoxin antibodies and XOMA 052 in addition to performing numerous small-scale development runs in 2006. We have previously produced MLN2222, TPO mimetic antibody, NEUPREX®, RAPTIVA®, MLN2201 and ING-1 for clinical trials and other testing needs at our Berkeley manufacturing facilities, pursuant to a drug manufacturing license obtained from the State of California. We recently received Investigational Medicinal Products (IMP) Certification from the Medicines and Healthcare Products Regulatory Agency of the United Kingdom to allow production of clinical trial materials for use in the European Union. We base our manufacturing capability on recombinant DNA technology, which can produce therapeutic products from either mammalian or microbial cells. Our primary manufacturing facility houses three fermentation trains with a tank size of 2,750 liters. Our Pilot Plant houses two fermentation trains with a tank size of 500 liters. Each facility has associated isolation and purification equipment within production suites. We perform our own formulation and contract with third parties for final sterile filling and finishing.

Item 3.	Legal Proceedings

In September of 2004, XOMA (US) LLC entered into a collaboration with Aphton for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. In May of 2006, Aphton filed for bankruptcy protection under Chapter 11, Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, No. 06-10510 (CSS). XOMA (US) LLC filed a proof of claim in the proceeding, as an unsecured creditor of Aphton, for approximately $594,000. Recently, Aphton and the Official Committee of Unsecured Creditors filed a Proposed Plan of Reorganization that would result in a liquidation of Aphton and the process of seeking approval of that Plan has commenced. It is not presently known what, if any, distributions will be made to holders of unsecured claims.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were brought to a vote of our shareholders in the quarter ended December 31, 2006.

Executive Officers

Our executive officers and their respective ages, as of December 31, 2006, and positions are as follows:

Name	Age	Title
John L. Castello	70	Chairman of the Board, President and Chief Executive Officer

Patrick J. Scannon, M.D., Ph.D.	59	Executive Vice President and Chief Biotechnology Officer

J. David Boyle II	53	Vice President, Finance and Chief Financial Officer

Christopher J. Margolin, Esq.	60	Vice President, General Counsel and Secretary

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

Dr. Scannon is one of our founders and has served as a director since our formation. Dr. Scannon became Executive Vice President and Chief Biotechnology Officer in May of 2006. Previously he was our Chief Scientific and Medical Officer beginning in March of 1993, served as our as Vice Chairman, Scientific and Medical Affairs from April of 1992 to March of 1993 and our President from our formation until April of 1992. From 1998 until 2001, Dr. Scannon served as a director of NanoLogics, Inc., a software company. From 1979 until 1981, Dr. Scannon was a clinical research scientist at the Letterman Army Institute of Research in San Francisco. A Board-certified internist, Dr. Scannon holds a Ph.D. in organic chemistry from the University of California, Berkeley and an M.D. from the Medical College of Georgia.

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

	Price Range
	High	Low
2006
First Quarter	$2.46	$1.57
Second Quarter	2.32	1.59
Third Quarter	1.90	1.60
Fourth Quarter	2.50	1.86

2005
First Quarter	$2.74	$1.00
Second Quarter	2.09	0.98
Third Quarter	1.97	1.38
Fourth Quarter	1.94	1.45

On March 5, 2007, there were approximately 2,764 shareholders of record of our common shares, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the common shares held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one shareholder.

We have not paid dividends on our common shares. We currently intend to retain any earnings for use in the development and expansion of our business. We, therefore, do not anticipate paying cash dividends on our common shares in the foreseeable future (see Note 5, “Share Capital,” to the Consolidated Financial Statements.).

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

For the year ended December 31, 2006, $27.5 million of New Notes were converted into 18,262,264 common shares including 3,602,879 shares related to the additional interest payment feature of the notes.

As of March 7, 2007, an additional $42.0 million of our New Notes were converted into 24,223,414 common shares including 1,790,759 shares related to the additional interest payment feature of the notes.

On March 7, 2006, we announced that the conditions necessary for the auto-conversion of the remaining $2.5 million principal outstanding of our convertible debt had been met and that we had elected to notify note holders of our intention to redeem any notes not converted and still outstanding as of March 27, 2007.

The section labeled “Plan-Based Awards” appearing in our proxy statement for the 2007 Annual General Meeting of Shareholders is incorporated herein by reference.

Item 6.	Selected Financial Data

The following table contains our selected financial information including statement of operations and balance sheet data for the years 2002 through 2006. The selected financial information has been derived from our audited consolidated financial statements. The selected financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below. The data set forth below is not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data
Total revenues	$29,498	$18,669	$3,665	$24,412	$29,949
Total operating costs and expenses (1)	70,182	54,694	81,761	81,950	62,026

Loss from operations	(40,684)	(36,025)	(78,096)	(57,538)	(32,077)
Other income (expense), net (2)	(11,157)	38,807	(846)	(1,115)	(1,170)

Net income (loss) from operations before income taxes	(51,841)	2,782	(78,942)	(58,653)	(33,247)
Income tax expense	—	3	—	—	—

Net income (loss)	$(51,841)	$2,779	$(78,942)	$(58,653)	$(33,247)

Basic and diluted net income (loss) per common share	$(0.54)	$0.03	$(0.93)	$(0.78)	$(0.47)

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$28,002	$20,804	$23,808	$84,812	$36,262
Short-term investments	18,381	22,732	511	436	391
Restricted cash	4,330	—	—	—	1,500
Current assets	65,888	50,288	26,607	97,234	48,770
Working capital	43,221	33,744	3,004	66,776	30,168
Total assets	91,478	72,577	46,260	118,850	71,782
Current liabilities	22,667	16,544	23,603	30,458	18,602
Long-term liabilities (3)	106,984	76,706	47,267	40,178	64,545
Redeemable convertible preferences shares, at par value (4)	1	1	1	1	—
Accumulated deficit	(727,533)	(675,692)	(678,471)	(599,529)	(540,876)
Total shareholders’ equity (net capital deficiency) (5)	(38,173)	(20,673)	(24,610)	48,214	(11,365)

(1)	2002 includes approximately $7.0 million in legal expenses related to our litigation with Biosite Incorporated and certain shareholder litigation. The litigation matters to which these expenses related were settled or otherwise resolved in 2002. 2004, 2003 and 2002, include approximately $16.4 million, $7.5 million and $2.7 million, respectively, of collaboration arrangement expenses related to our collaboration with Genentech on RAPTIVA®. This agreement was amended and, effective January 1, 2005, we no longer incurred these expenses.
(2)	2005 includes a one-time gain of $40.9 million as a result the restructuring of the Genentech agreement in January 2005. 2006 includes interest expense of $6.9 million related to the revaluation of the embedded derivative to fair market value and the payment in common shares, of the additional interest feature, on our convertible debt.

(3)

2005 includes liabilities incurred in connection with our $60.0 million aggregate principal amount of convertible senior notes due 2012. The interest rate and amount of principal are fixed. In February of 2006, we exchanged all of these convertible senior notes for $60.0 million of 6.5% Convertible SNAPsSM due 2012 and issued an additional $12.0 million of 6.5% convertible SNAPsSM to the public for cash. 2006 also includes our $35.0 million term loan completed in November of 2006.

(4)	Aggregate liquidation preference of $29.6 million.
(5)	Book values per common share for the periods identified in the table are not disclosed because they would have been negative amounts.

Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005.

	Consolidated Statements of Operations Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2006
Total revenues	$5,604	$7,512	$7,355	$9,027
Total operating costs and expenses	17,234	16,490	16,860	19,598
Other income (expense), net	(8,973)	3,063	(1,331)	(3,916)
Income tax expense	—	—	—	—

Net loss	$(20,603)	$(5,915)	$(10,836)	$(14,487)

Basic and diluted net loss per common share	$(0.23)	$(0.06)	$(0.11)	$(0.14)

2005
Total revenues	$2,993	$5,159	$4,426	$6,091
Total operating costs and expenses	13,753	13,256	12,626	15,059
Other income (expense), net	40,840	(447)	(792)	(794)
Income tax expense	—	38	2	(37)

Net income (loss)	$30,080	$(8,582)	$(8,994)	$(9,725)

Basic net income (loss) per common share	$0.35	$(0.10)	$(0.10)	$(0.11)

Diluted net income (loss) per common share	$0.28	$(0.10)	$(0.10)	$(0.11)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company that discovers, develops and manufactures antibodies and other genetically-engineered protein products to treat immunological and inflammatory disorders, cancer and infectious diseases.

In the near term, our ability to achieve profitability will be highly dependent on sales levels of RAPTIVA®, which we developed under a collaboration agreement with Genentech, and LUCENTIS® for which Genentech licensed our BCE technology. Genentech is responsible for the manufacturing, marketing and sales effort in support of these products and we are entitled to receive royalties on worldwide sales. RAPTIVA® has been approved in the United States and the European Union for treating patients suffering from moderate-to-severe plaque psoriasis. LUCENTIS® is approved in the United States and Europe and is a treatment for neovascular (wet) age-related macular degeneration. Our near-term profits will also be influenced by our ability to generate revenues or benefit from cost-sharing arrangements, funded research and development, contract manufacturing or other development activities. We are developing a number of products, both proprietary and under collaboration agreements with other companies and may enter into additional arrangements. Our objective in development collaborations is to leverage our existing development infrastructure to broaden and strengthen our new product pipeline beyond what we can accomplish with proprietary products, thereby diversifying our development risk and gaining financial support from our collaboration partners.

We incurred a net loss in two of the past three years and expect to continue to operate at a loss until sufficient profits are generated from RAPTIVA®, LUCENTIS® and various manufacturing and development arrangements, or until we achieve additional regulatory approvals and commence commercial sales of additional products. The timing and likelihood of additional approvals is uncertain and there can be no assurance that approvals will be granted or that revenues from product sales will be sufficient to attain profitability.

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

License and Collaborative Fees

Revenue from non-refundable license or technology access payments under license and collaborative agreements where we have a continuing obligation to perform is recognized as revenue over the expected period of the continuing performance obligation. We estimate the performance period at the inception of the arrangement and reevaluate it each reporting period. This reevaluation may shorten or lengthen the period over which the remaining revenue is recognized.

Milestone payments under collaborative arrangements are recognized as revenue upon completion of the milestone events, which represent the culmination of the earnings process because we have no future performance obligations related to the payment. Milestone payments that require a continuing performance obligation on our part are recognized over the expected period of the continuing performance obligation. Amounts received in advance are recorded as deferred revenue until the related milestone is completed. Allowances are established for estimated uncollectible amounts, if any.

Contract Revenue

Contract revenue for research and development involves our providing research and development for manufacturing processes to collaborative partners or others. Revenues for certain contracts are accounted for by a proportional performance, or output based, method where performance is based on agreed progress toward elements defined in the contract. We recognize revenue under these arrangements as the related research and development costs are incurred and collectibility is reasonably assured. Any cumulative impact of a change in an estimate of a contract revenue or cost is recorded in the period in which the change becomes known.

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

Share Based Compensation

On January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee share options and employee share purchases related to the Employee Share Purchase Plan, on estimated fair values. We are using the modified prospective method. Under this method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. To estimate the value of an award, we use the Black-Scholes option pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. Further, the forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life, volatility and forfeiture rate are derived primarily from our historical data, the risk-free rate is based on the yield available on United States Treasury zero-coupon issues. We review our valuation assumptions quarterly and, as a result, it is likely we will change our valuation assumptions used to value share based awards granted in future periods.

Results of Operations

Revenues

Total revenues in 2006 were $29.5 million, compared with $18.7 million in 2005 and $3.7 million in 2004.

License and collaborative fees revenues in 2006 were $2.8 million, compared with $5.1 million in 2005 and $3.6 million in 2004. These revenues include upfront and milestone payments related to the outlicensing of our products and technologies and other collaborative arrangements. The $2.3 million decrease for the 2006 compared with 2005 and the $1.5 million increase in 2005 compared with 2004 was primarily related to an outlicensing agreement with Merck & Co., Inc. which we recognized in 2005.

Contract and other revenues were $16.3 million in 2006, as compared with $7.4 million in 2005 and zero in 2004. The increase of $8.9 million for 2006, partially resulted from contracts entered into in 2006 with SPRI, Taligen, Cubist, AVEO and, to a lesser extent, other 2006 contracts but was primarily caused by contract manufacturing process services performed under our contracts with NIAID entered into in March of 2005 and July of 2006. The increase from these contracts was partially offset by a reduction in clinical trial services performed on behalf of Genentech and Novartis in 2005.

The March 2005 NIAID contract work was being performed over an eighteen month period. We recognized revenue over the life of the contract as the services were performed on a proportional performance basis and, as per the terms of the contract, a 10% retention on all revenue was being deferred and classified as a receivable until final acceptance of the contract which was achieved in October of 2006. During 2006 and 2005, respectively, we recorded revenues of $9.8 million and $5.2 million from this contract. The July 2006 NIAID contract work is being performed on a cost plus fixed fee basis, per the terms of the contract, over a three year period. We are recognizing revenue as the services are performed on a proportional performance basis.

We defer revenue until all requirements under our revenue recognition policy are met. In 2006, we deferred $26.6 million of revenue from eight contracts including SPRI, NIAID, Takeda and Taligen and recognized $16.1 million in revenue from the eight contracts in addition to the amortization of the $10.0 million in upfront payments received from Novartis for our February 2004 oncology collaboration contract. The Novartis payments are being recognized as revenue over the five year expected term of the agreement. The 2005 $8.3 million beginning balance is the unamortized balance on the Novartis contract, the $1.5 million of revenue deferred relates to NIAID and the $2.0 million of revenue recognized is the Novartis amortization. The 2004 activity relates to the $10.0 million in upfront payments received from Novartis.

The following table shows the activity in deferred revenue for the years ended December 31, 2006, 2005 and 2004, (in thousands):

	Year ended December 31,
	2006	2005	2004
Beginning deferred revenue	$7,860	$8,333	$90
Revenue deferred	26,605	1,527	10,000
Revenue recognized	(16,096)	(2,000)	(1,757)

Ending deferred revenue	$18,369	$7,860	$8,333

The $18.4 million balance in deferred revenue at December 31, 2006, is expected to be recognized as revenue over the next four years. Future amounts may also be impacted by additional consideration received, if any, under existing or any future licensing or other collaborative arrangements.

Revenues from royalties were $10.3 million in 2006, as compared with $6.2 million in 2005 and $0.1 million in 2004. The increase in royalty revenues from 2004 through 2006 resulted primarily from an increase in RAPTIVA® royalties and the inception of LUCENTIS® royalties, in June of 2006, earned under our royalty arrangements with Genentech.

Revenues for 2007 are expected to continue to increase as a result of royalties generated by worldwide sales of RAPTIVA® and LUCENTIS®, the expected inception of CIMZIA™ royalties and our existing and additional antibody discovery, manufacturing service and license arrangements.

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

In 2006, our research and development expenses were $52.1 million, compared with $39.9 million in 2005 and $49.8 million in 2004.

The $12.2 million increase in 2006 compared with 2005 primarily reflects increases in spending on our contracts with NIAID, Taligen and AVEO, our development of XOMA 052 and NEUPREX®, and our collaborations with SPRI and Lexicon, partially offset by decreased spending on our collaboration agreements with Novartis, Genentech, Aphton and Millennium, our development of XOMA 629 and the termination of our agreement with Cubist. In addition, during 2006, we recorded $0.5 million of share-based compensation expense. No share based compensation expense was recorded in 2005.

The $9.9 million decrease in 2005 compared with 2004 primarily reflects reduced spending on MLN2222 due to the discontinuation of the Millennium collaboration announced in October 2004, reduced spending on TPO Mimetic due to the termination of the Alexion collaboration in the second quarter of 2005, reduced spending on RAPTIVA® following the restructuring of our collaboration arrangement with Genentech in January 2005, as well as reduced spending on XMP.629 and other proprietary new product developments through the year. These reductions were partially offset by increased spending on our collaboration agreements with Novartis, Aphton and Lexicon, our research and development work for NIAID, and our internal development of XOMA 052.

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

	Year ended December 31,
	2006	2005	2004
Earlier stage programs	$41,548	$30,113	$31,746
Later stage programs	10,546	9,783	18,038

Total	$52,094	$39,896	$49,784

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative arrangements. The costs related to internal projects versus collaborative arrangements approximate the following (in thousands):

	Year ended December 31,
	2006	2005	2004
Internal projects	$32,033	$23,285	$29,829
Collaborative arrangements	20,061	16,611	19,955

Total	$52,094	$39,896	$49,784

In 2006, three development programs (Novartis, NIAID and XOMA 052) each individually accounted for more than 10% but less than 20%, and no development program accounted for more than 20% of our total research and development expenses. In 2005, one development program (Novartis) accounted for more than 30% but less than 40% and no development program accounted for more than 40% of our total research and development expenses. In 2004, two development programs (XMP.629 and MLN2222) each individually accounted for more than 10% but less than 20% and no development program accounted for more than 20% of our total research and development expenses.

We currently anticipate that research and development expenses will continue to increase in 2007 as compared with 2006. We expect our spending on our oncology collaboration with Novartis and Lexicon to continue as well as increases in spending on our collaborations with SPRI and Takeda, our contracts with NIAID, Taligen and AVEO, our development of XOMA 052, NEUPREX® and XOMA 629 and other new projects. Future research and development spending may also be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

General and Administrative Expenses

General and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. In 2006, general and administrative expenses were $18.1 million compared with $14.8 million in 2005 and $15.6 million in 2004.

The increase of $3.3 million for 2006 compared with 2005 resulted primarily from increased employee related costs, principally from additional legal and business development staffing, debt issuance expenses related to our February 2006 convertible debt, and increased legal, audit and other consulting fees. In addition, during 2006, we recorded $0.5 million of share-based compensation expense. No share-based compensation expense was recorded in 2005.

The decrease of $0.8 million in 2005 compared with 2004 resulted from lower accounting fees related to the first year implementation of Sarbanes-Oxley in 2004, partially offset by fees related to our convertible debt exchange which was completed in 2006.

We anticipate that general and administrative expenses will remain flat in 2007 as a result of a reduction in outside professional fees offset by an increase in salaries and other personnel-related costs.

Collaborative Arrangement Expenses

Collaborative arrangement expenses, which related exclusively to RAPTIVA®, were zero in 2006 and 2005. In 2004, collaborative arrangement expenses were $16.4 million which reflects our 25% share of commercialization costs for RAPTIVA® in excess of Genentech’s revenues less cost of goods sold, research and development cost sharing adjustments and royalties on sales outside the United States. Because of the restructuring of our arrangement with Genentech, which was effective January 1, 2005, we are no longer responsible for a share of operating costs or research and development expenses, but rather we are entitled to receive royalties on RAPTIVA®’s worldwide sales. Genentech is responsible for all development costs and, to the extent that we provide further clinical trial support or other development services for RAPTIVA®, we will be compensated by Genentech. The 2004 collaborative arrangement expenses are as follow (in thousands):

2004
Net collaborative loss before R&D expense	$(15,812)
R&D co-development charge	(758)
Royalties from international sales	197

Total collaboration arrangement expenses	$(16,373)

In addition to the amounts shown in the above table, we incurred research and development expenses on RAPTIVA® of zero, $1.0 million and $3.9 million in 2006, 2005 and 2004, respectively.

Investment and Interest Income

In 2006, investment and interest income was $1.7 million compared with $1.9 million in 2005 and $0.5 million in 2004. Investment and interest income consists primarily of interest earned on our cash and investment balances. The decrease in 2006 compared with 2005 resulted from lower average cash balances partially offset by higher interest rates. The increase in 2005 compared with 2004 resulted from higher average cash balances due to the $60.0 million raised in a debt financing at the beginning of 2005, as well as higher interest rates and realized gains on sale of equity investments during the year. Investment and interest income is expected to decrease in 2007 due to lower cash investment balances.

We review our investments for other-than-temporary impairment whenever the value of the investment is less than the amortized cost. As of December 31, 2006, five investments with an aggregate fair value of approximately $3.8 million, had aggregate unrealized losses of $11,000, compared with 18 investments with an aggregate fair value of approximately $14.5 million with aggregate unrealized losses of $69,000 at December 31, 2005. The unrealized losses were recorded in other comprehensive income. All such investments have been or were in an unrealized loss position for, and have holding periods of, less than twelve months. We have not previously sold similar investments at a loss, and we currently have the financial ability to hold short-term investments with an unrealized loss until maturity and not incur any recognized losses. As a result, we do not believe any unrealized losses represent an other-than-temporary impairment.

Interest Expense

In 2006, interest expense was $12.9 million compared with $4.3 million in 2005 and $1.2 million in 2004. Interest expense for 2006, consists of $6.9 million from the revaluation, to fair market value, of the embedded derivative on our convertible debt, including $4.8 million related to shares paid for the additional interest feature on converted debt, $3.4 million of interest expense payable on our convertible debt, $1.0 million in net amortization of debt issuance costs, discount and premium on our convertible debt, $0.5 million of interest payable on our term loan, $42,000 in amortization of debt issuance costs on our term loan and $1.0 million of interest payable on our note with Novartis. Interest expense for 2005 consisted of $3.5 million of interest on our convertible debt, $0.5 million in amortization of debt issuance costs on our convertible debt and $0.3 million of interest payable on our note with Novartis. Interest expense for 2004 consisted primarily of interest on the convertible notes due to Genentech and Millennium. Interest expense is expected to slightly decrease in 2007 as a result of the conversion of our convertible debt partially offset by increased interest on our term loan and Novartis loan facility.

Other Income (Expense)

In 2006, other income (expense) was $0.1 million compared with $41.2 million in 2005 and $(0.1) million in 2004. The 2005 income amount primarily reflects a one-time gain of $40.9 million as a result of the restructuring of the Genentech agreement in January of 2005.

Income Taxes

We have recorded cumulative net deferred tax assets of $163.3 million and $157.4 million at December 31, 2006 and 2005, respectively, principally attributable to the timing of the deduction of certain expenses associated with certain research and development expenses, net operating loss and other carryforwards. We also recorded corresponding valuation allowances of $163.3 million and $157.4 million at December 31, 2006 and 2005, respectively, to offset these deferred tax assets, as management cannot predict with reasonable certainty that the deferred tax assets to which the valuation allowance relates will be realized.

As of December 31, 2006, we had federal net operating loss carryforwards of approximately $173.5 million to offset future taxable income. We also had federal research and development tax credit carryforwards of approximately $11.3 million. If not utilized, these carryforwards will begin to expire in 2006. The availability of our net operating loss and tax credit carryforwards may be subject to substantial limitation if it is determined that our ownership has changed by more than 50% over a three year period.

In 2006, income tax expense was zero compared with $3,000 in 2005 and zero in 2004, the expense in 2005 is related to activities of our foreign operations.

Accounting for Share-Based Compensation

Prior to the adoption of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) on January, 1, 2006, we accounted for our share-based compensation plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations as permitted by Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). In general, as the exercise price of the options granted under our plans was equal to the market price of the underlying common shares on the grant date, no share-based employee compensation cost was recognized. As required by SFAS 148 prior to the adoption of SFAS 123R, we provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for share-based awards, as if SFAS 123 had been applied.

SFAS 123R requires all share based payments to be recognized in the financial statements based on their fair values. We are using the modified prospective method. Under this method, compensation cost recognized during the year ended December 31, 2006, includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 amortized on a graded vesting basis over the options’ vesting period, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R amortized on a straight-line basis over the options’ vesting period. We elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, have not restated our financial results for prior periods to reflect expensing of share-based compensation. As a result, the results for the year ended December 31, 2006, are not comparable to the years ended December 31, 2005 and 2004.

In November of 2005, the FASB issued FASB Staff Position FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share Base Payment Awards,” which allowed a one-time election to adopt one of two acceptable methodologies for calculating the initial additional paid-in capital pool (“APIC pool”). We elected the “short-cut” method to establish our APIC pool required under FAS 123(R) for the year ended December 31, 2006. In subsequent periods, the APIC pool will be increased by tax benefits from share-based compensation and decreased by tax deficiencies caused when the recorded share-based compensation for book purposes exceeds the allowable tax deduction.

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

During the year ended December 31, 2006, we recognized $1.0 million in share-based compensation expense. At December 31, 2006, there was $1.2 million of unrecognized share-based compensation expense related to unvested shares with a weighted average remaining recognition period of 2.6 years.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at December 31, 2006, was $46.4 million compared with $43.5 million at December 31, 2005. This $2.9 million increase reflects cash used in operations of $33.3 million, cash used in the purchase of fixed assets of $8.5 million and cash transferred to restricted cash of $4.3 million more than offset by cash provided by financing activities of $48.9, primarily from our term loan financing of $35.0 million and $12.5 million in New Notes issued for cash in our convertible debt exchange.

Net cash used in operating activities was $33.3 million in 2006 compared with $44.2 million in 2005 and $44.8 million in 2004.

Cash used in operations for 2006, consisted of a net loss of $51.8 million with non-cash addbacks for the revaluation of our embedded derivative of $6.9 million, depreciation and amortization of $6.2 million, equity related compensation of $2.1 million and accrued interest of $1.2 million along with a net increase in liabilities of $10.4 million partially offset by an increase in assets of $8.2 million. During 2006, we made payments of $2.7 million for debt issuance costs on our convertible debt of which $2.0 million related to cash used in operations, $3.8 million for interest on our convertible debt and $1.1 million for our Management Incentive Compensation Program (“MICP”).

Cash used in operations for 2005, consisted of a net income of $2.8 million with non-cash deductions of $40.9 million for a gain on the extinguishment of our debt with Genentech and a $0.3 million gain on a sale of investments along with a net increase in assets of $4.2 million and a net decrease in liabilities of $10.4 million partially offset by non-cash addbacks for depreciation and amortization of $5.8 million, equity related compensation of $1.4 million and accrued interest of $1.7 million. During 2005, we made payments of $4.0 million on our Genentech collaboration liability, $1.9 million for interest on our convertible debt and $1.3 million for our MICP.

Cash used in operations for 2004, consisted of a net loss of $78.9 million with non-cash addbacks for depreciation and amortization of $4.6 million, equity related compensation of $0.9 million and accrued interest of $0.6 million along with a net decrease in assets of $9.6 million and a net increase in liabilities of $18.3 million. During 2004, we made payments of $7.3 million on our Genentech collaboration liability and $1.0 million for our MICP.

Net cash used in investing activities for 2006, 2005 and 2004 was $8.4 million, $27.4 million and $2.6 million, respectively. Cash used investing activities consisted of purchases of property and equipment of $8.5 million, $4.8 million and $2.6 million and net purchases of short-term investments of $(4.4) million, $22.5 million and $(5,000) for 2006, 2005 and 2004, respectively. In addition, $4.3 million was transferred to restricted cash in 2006.

Net cash provided by (used in) financing activities in 2006, 2005 and 2004 was $48.9 million, $68.6 million and $(13.5) million, respectively. Financing activities in 2006, consisted of $35.0 million from our term loan, offset by $1.5 million in debt issuance costs, $12.5 million in proceeds from the issuance of convertible notes, offset by $0.5 million in debt issuance costs, a $3.0 million advance on our line-of-credit with Novartis and $0.4 million in proceeds from the issuance of common shares. Financing activities in 2005, consisted of an issuance of $60.0 million of convertible senior notes for net proceeds of $56.4 million, a $12.4 million drawdown on our Novartis loan facility and $0.2 million in proceeds from the issuance of common shares partially offset with principal payments on capital lease obligations of $0.2 million and payments of short-term loan obligations of $0.1 million. Financing activities in 2004 consisted of a $13.2 million payment to retire our short-term loan obligation to Genentech, a $5.0 million payment of our convertible debt to Millennium, $0.6 million for principal payments on capital lease obligations and $0.4 million for principal payments on a short-term loan partially offset by $3.7 million in proceeds from common shares sold under our investment agreement with Millennium, $1.4 million in proceeds from the sale of common shares through share option exercises and the employee share purchase plan and $0.5 million in proceeds from a short-term note.

On November 9, 2006, XOMA (US) LLC entered into a five-year, $35.0 million term loan facility (“the facility”) with Goldman Sachs and borrowed the full amount thereunder. The loan is guaranteed by XOMA. Indebtedness under the facility will bear interest at an annual rate equal to six-month LIBOR plus 5.25%, which was 10.637% at December 31, 2006, and is secured by all rights to receive payments due XOMA (US) LLC relating to RAPTIVA®, LUCENTIS® and CIMZIA™ and other assets. Payments received by XOMA (US) LLC in respect of these payment rights, in addition to a standing reserve of the next semi-annual interest payment, will be held in a custodial account which is classified as restricted cash. This cash account and the interest earned thereon can be used solely for the payment of the interest amounts in March and September of each year and, at that time, amounts in excess of the interest reserve requirement may be used to pay down principal or be distributed back to us, at the discretion of the lender. XOMA (US) LLC may prepay indebtedness under the facility at any time, subject to certain prepayment premiums. XOMA (US) LLC is required to comply with a debt covenant determined by the ratio of royalties collected to interest payable. Proceeds from the loan will be used for general corporate purposes.

At December 31, 2006, the outstanding principal amount under this loan totaled $35.0 million and the balance in restricted cash was $4.3 million. Debt issuance costs of $1.5 are being amortized on a straight-line basis over the five year life of the loan and are disclosed as current and long-term debt issuance costs on the balance sheet. In 2006, we incurred interest expense payable of $0.5 million and amortization of debt issuance costs of $42,000.

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

The additional New Notes were issued, to the initial purchasers, for net proceeds of $11.8 million. Debt issuance costs related to the New Notes of approximately $0.7 million are being amortized on a straight-line basis over the 72 month life of the notes. Additional debt issuance costs of $2.0 million, related to the modification of the existing debt, were expensed as incurred with $1.1 million and $0.9 million expensed during 2006 and 2005, respectively.

For the year ended December 31, 2006, $27.5 million of New Notes were converted into 18,262,264 common shares including 3,602,879 shares related to the additional interest payment feature of the notes. As of

December 31, 2006, we have elected to pay all additional interest owed in common shares. We recorded a $6.9 million charge to interest expense during the year ended December 31, 2006, as a result of an increase in the fair value of the embedded derivative on our convertible debt including $4.8 million related to the additional interest feature of the converted notes. The remaining principal of $44.5 million is convertible into 23,750,873 common shares and 1,889,317 common shares remain available for payment of the additional interest feature.

For the years ended December 31, 2006 and 2005, we incurred $3.4 million and $3.5 million, respectively, in interest expense payable on our convertible debt. Interest expense is payable on a semi-annual basis. Additionally, we amortized a net of $1.0 million in debt issuance costs, premium and discount for the year ended December 31, 2006, and $0.5 million in debt issuance costs for the year ended December 31, 2005. See “Subsequent Events” at the end of this section for an update on our convertible debt.

In May of 2005, we executed a secured note agreement with Novartis. Under the note agreement, Novartis agreed to make semi-annual loans to us, to fund up to 75% of our research and development and commercialization costs under the collaboration arrangement, not to exceed $50.0 million in an aggregate principal amount. Any unpaid principal amount together with accrued and unpaid interest shall be due and payable in full on June 21, 2015, the tenth anniversary date of the advance date on which the first loan was made. Interest on the unpaid balance of the principal amount of each loan shall accrue at a floating rate per annum which was equal to 7.37% at December 31, 2006, and is payable semi-annually in June and December of each year. At our election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50.0 million. Loans under the note agreement are secured by our interest in the collaboration with Novartis, including our share of any profits arising therefrom. At December 31, 2006, the outstanding principal balance under this note agreement totaled $16.4 million and for the years ended December 31, 2006, and 2005, we incurred and capitalized interest expense of $1.0 million and $0.3 million, respectively.

Payments by period due under contractual obligations at December 31, 2006, mature as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$12,236	$3,251	$3,319	$2,638	$3,028
Debt Obligations(a)
Principal	95,914	—	—	35,000	60,914
Interest	45,176	7,459	15,818	16,200	5,699

Total	$153,326	$10,710	$19,137	$53,838	$69,641

(a)	See “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” and “Convertible Notes and Other Arrangements” footnote for further discussion of our debt obligations.

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

Other than the convertible senior notes, the term loan, the Novartis note and the operating lease obligations stated in the table above, we had no other long-term obligations as of December 31, 2006, nor any purchase obligations, as defined in Item 303(a)(5) of Regulation S-K since all of our outstanding purchase obligations are cancelable.

The present outlook is for lower losses in 2007 as compared with 2006. Our strategy is to attempt to continue broadening our product pipeline through internal development, additional collaborations such as our arrangements with Lexicon, Novartis, SPRI and Takeda and additional government and other external contracts such as those with NIAID, AVEO and Taligen; and to increase revenues or benefits from cost sharing arrangements which take advantage of our manufacturing and development capabilities.

We expect our cash, cash equivalents and short-term investments to decrease during 2007 as a result of the use of cash to fund ongoing operations and capital investments. Additional licensing and antibody discovery collaboration agreements may positively impact our cash balances.

Based on current spending levels, anticipated revenues, collaborator funding, proceeds from our convertible note offerings in February of 2005 and February of 2006, our November 2006 term loan and other sources of funding we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through at least 2008. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. For a further discussion of the risks related to our business and their effects on our cash flow and ability to raise new funding on acceptable terms, see “Risk Factors” included in Item 1A.

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

In September of 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and responds to investors’ request for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS will be effective beginning with the first annual period after November 15, 2007. We are still evaluating what impact, if any, the adoption of this standard will have on our financial position or results of operations.

Subsequent Events

On February 26, 2007, Jack Castello, Chairman of the Board, President and Chief Executive Officer of XOMA, announced his plans to retire. Mr. Castello will continue to serve in his present capacities during the candidate search and transition period.

On February 28, 2007, we announced that pursuant to the terms of our collaboration agreement with Novartis, the parties’ mutual obligations to conduct antibody discovery, development and commercialization work together on an exclusive basis in oncology have expired, except with respect to existing collaboration projects which have reached the development stage. Unamortized deferred revenue of $4.3 million, at December 31, 2006, associated with the upfront collaboration fee of $10.0 million will be recognized during the first quarter of 2007. Prior to the expiration of the exclusivity period, the upfront fee was being amortized over the expected five-year term of the exclusivity provision, or at a rate of $0.5 million a quarter. All other terms of the collaboration remain in effect.

On February 28, 2007, in conjunction with Takeda, we announced that we had amended our existing collaboration agreement to increase the number of potential therapeutic antibody programs in oncology under our collaboration initiated in November of 2006.

As of March 7, 2007, an additional $42.0 million of our New Notes were converted into 24,223,414 common shares, including 1,790,759 shares related to the additional interest payment feature of the notes. As a result of the limitation on shares available to satisfy the additional interest feature, we also paid $4.9 million of additional interest in cash. At the time of the note conversions, we recorded a $5.8 million charge to interest expense as a result of the revaluation to fair value of the embedded derivative related to the additional interest feature of the notes. The remaining outstanding principal amount of the notes of $2.5 million is convertible into 1,416,776 common shares with 98,558 shares available to pay the additional interest feature.

On March 7, 2006, we announced that the conditions necessary for the auto-conversion of the remaining $2.5 million principal outstanding of our convertible debt had been met and that we had elected to notify note holders of our intention to redeem any notes not converted and still outstanding as of March 27, 2007.

Forward-Looking Information And Cautionary Factors That May Affect Future Results

Certain statements contained herein related to the sufficiency of our cash resources, levels of future revenues, losses, expenses and cash, future sales of approved products, as well as other statements related to current plans for product development and existing and potential collaborative and licensing relationships, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, the period for which our cash resources are sufficient could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated, if anticipated revenues or cost sharing arrangements do not materialize, if funds are not otherwise available on acceptable terms; revenue levels may be other than as expected if sales of approved products are lower than expected; losses may be other than as expected for any of the reasons affecting revenues and expenses; expense levels and cash utilization may be other than as expected due to unanticipated changes in our research and development programs; and the sales efforts for approved products may not be successful if the parties responsible for marketing and sales fail to meet their commercialization goals, due to the strength of the competition, if physicians do not adopt the product as treatment for their patients or if remaining regulatory approvals are not obtained. These and other risks, including those related to the results of pre-clinical testing; the timing or results of pending and future clinical trials (including the design and progress of clinical trials; safety and efficacy of the products being tested; action, inaction or delay by the FDA, European or other regulators or their advisory bodies; and analysis or interpretation by, or submission to, these entities or others of scientific data); changes in the status of existing collaborative relationships; the ability of collaborators and other partners to meet their obligations; our ability to meet the demand of the United States government agency with which we have entered our first government contract; competition; market demands for products; scale-up and marketing capabilities; availability of additional licensing or collaboration opportunities; international operations; share price volatility; our financing needs and opportunities; uncertainties regarding the status of biotechnology patents; uncertainties as to the costs of protecting intellectual property; and risks associated with our status as a Bermuda company, are described in more detail in “Item 1A—Risk Factors”.

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

In November of 2006, we entered into a five-year senior term loan facility in the aggregate amount of $35.0 million with the principal due at maturity. Interest on the facility will be at a rate of USD six month LIBOR plus 5.25%, which was 10.637% at December 31, 2006.

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

As of December 31, 2006, we have drawn down $16.4 million against the Novartis $50.0 million loan facility that is due in 2015 at an interest rate of USD six month LIBOR plus 2 percent which was 7.37% at December 31, 2006.

We estimate that a hypothetical 100 basis point change in interest rates could increase or decrease our interest expense by approximately $521,000 on an annualized basis.

We hold interest-bearing instruments that are classified as cash, cash equivalents and short-term investments. Fluctuations in interest rates can affect the principal values and yields of fixed income investments. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed income investments could lose value. The following table presents the amounts and related weighted interest rates of our cash and investments at December 31, 2006 and 2005, (in thousands, except interest rate):

	Maturity	Carrying Amount (in thousands)	Fair Value (in thousands)	Average Interest Rate
December 31, 2006
Cash and cash equivalents	Daily	$28,002	$28,002	4.91%
Short-term investments	Less than 1 year	18,392	18,381	4.30%
December 31, 2005
Cash and cash equivalents	Daily	$20,804	$20,804	2.82%
Short-term investments	Less than 1 year	22,801	22,732	4.23%

Item 8.	Financial Statements and Supplementary Data

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

We continue to enhance internal financial controls and staffing consistent with the requirements of the Sarbanes-Oxley Act of 2002. Apart from this, there were no changes in our internal controls over financial reporting during 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial accounting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting follows.

Item 9B.	Other Information

None.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of XOMA Ltd.

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting,” that XOMA Ltd. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). XOMA Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that XOMA Ltd. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, XOMA Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of XOMA Ltd. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, of XOMA Ltd. and our report dated March 8, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 8, 2007

PART III

Item 10.	Directors and Executive Officers of the Registrant

The section labeled “Item 1—Election of Directors” appearing in our proxy statement for the 2007 Annual General Meeting of Shareholders is incorporated herein by reference. Certain information concerning our executive officers is set forth in Part I of this Form 10-K.

Item 11.	Executive Compensation

The section labeled “Compensation of Executive Officers” appearing in our proxy statement for the 2007 Annual General Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The section labeled “Share Ownership” appearing in our proxy statement for the 2007 Annual General Meeting of Shareholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Not applicable.

Item 14.	Principal Accounting Fees and Services

The section labeled “Item 2—Appointment of Independent Auditors” appearing in our proxy statement for the 2007 Annual General Meeting of Shareholders is incorporated herein by reference.

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

See “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of March 2007.

XOMA LTD.

By:	/s/ JOHN L. CASTELLO
John L. Castello
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN L. CASTELLO (John L. Castello)	Chairman of the Board, President and Chief Executive Officer	March 8, 2007

/s/ J. DAVID BOYLE II (J. David Boyle II)	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2007

/s/ PATRICK J. SCANNON (Patrick J. Scannon, M.D., Ph.D.)	Executive Vice President and Chief Biotechnology Officer	March 8, 2007

/s/ JAMES G. ANDRESS (James G. Andress)	Director	March 8, 2007

/s/ WILLIAM K. BOWES, JR. (William K. Bowes, Jr.)	Director	March 8, 2007

/s/ PETER BARTON HUTT (Peter Barton Hutt)	Director	March 8, 2007

/s/ ARTHUR KORNBERG (Arthur Kornberg, M.D.)	Director	March 8, 2007

/s/ W. DENMAN VAN NESS (W. Denman Van Ness)	Director	March 8, 2007

/s/ PATRICK J. ZENNER (Patrick J. Zenner)	Director	March 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of XOMA Ltd.

We have audited the accompanying consolidated balance sheets of XOMA Ltd. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XOMA Ltd. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with United States generally accepted accounting principles.

As discussed in Note 1 to the Notes to Consolidated Financial Statements, in 2006 XOMA changed its method of accounting for share-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of XOMA Ltd.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 8, 2007

XOMA Ltd.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$28,002	$20,804
Short-term investments	18,381	22,732
Restricted cash	4,330	—
Receivables	13,390	5,186
Related party receivables	56	98
Prepaid expenses	1,061	975
Debt issuance costs	668	493

Total current assets	65,888	50,288
Property and equipment, net	22,434	19,056
Related party receivables—long-term	38	93
Debt issuance costs—long-term	2,661	2,683
Deposits	457	457

Total assets	$91,478	$72,577

LIABILITIES AND SHAREHOLDERS’ EQUITY
(NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$4,186	$5,648
Accrued liabilities	7,086	5,717
Accrued interest	1,794	1,652
Deferred revenue	9,601	3,527

Total current liabilities	22,667	16,544
Deferred revenue—long-term	8,768	4,333
Convertible debt—long-term	46,823	60,000
Interest bearing obligation—long-term	51,393	12,373

Total liabilities	129,651	93,250
Commitments and contingencies (Note 6)
Shareholders’ equity (net capital deficiency):
Preference shares, $.05 par value, 1,000,000 shares authorized
Series A, 210,000 designated, no shares issued and outstanding at December 31, 2006 and 2005	—	—
Series B, 8,000 designated, 2,959 shares issued and outstanding at December 31, 2006 and 2005; aggregate liquidation preference of $29.6 million	1	1
Common shares, $.0005 par value, 210,000,000 shares authorized, 105,454,389 and 86,312,712 shares outstanding at December 31, 2006 and 2005, respectively	53	43
Additional paid-in capital	689,315	655,041
Accumulated comprehensive income	(9)	(66)
Accumulated deficit	(727,533)	(675,692)

Total shareholders’ equity (net capital deficiency)	(38,173)	(20,673)

Total liabilities and shareholders’ equity (net capital deficiency)	$91,478	$72,577

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues:
License and collaborative fees	$2,846	$5,061	$3,573
Contract and other revenue	16,329	7,392	—
Royalties	10,323	6,216	92

Total revenues	29,498	18,669	3,665

Operating costs and expenses:
Research and development (including contract related of $10,909, $5,536, and $40, respectively, for the years ended December 31, 2006, 2005 and 2004)	52,094	39,896	49,784
General and administrative	18,088	14,798	15,604
Collaboration arrangement	—	—	16,373

Total operating costs and expenses	70,182	54,694	81,761

Loss from operations	(40,684)	(36,025)	(78,096)

Other income (expense):
Investment and interest income	1,675	1,882	499
Interest expense	(12,932)	(4,254)	(1,229)
Gain on extinguishment of debt	—	40,935	—
Other income (expense)	100	244	(116)

Net income (loss) before taxes	(51,841)	2,782	(78,942)

Income tax expense	—	3	—

Net income (loss)	$(51,841)	$2,779	$(78,942)

Basic and diluted net income (loss) per common share	$(0.54)	$0.03	$(0.93)

Shares used in computing basic net income (loss) per common share	95,961	86,141	84,857

Shares used in computing diluted net income (loss) per common share	95,961	90,063	84,857

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(NET CAPITAL DEFICIENCY)

(in thousands)

	Preferred Shares		Common Shares		Paid-In Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance, December 31, 2003	3	$1	83,999	$42	$647,534	$166	$(599,529)	$48,214
Exercise of share options, contributions to 401(k) and incentive plans	—	—	653	—	2,328	—	—	2,328
Sale of common shares (net)	—	—	920	1	3,675	—	—	3,676
Exercise of warrants	—	—	15	—	—	—	—	—
Comprehensive loss:
Net change in unrealized gain on investments	—	—	—	—	—	114	—	114
Net loss	—	—	—	—	—	—	(78,942)	(78,942)

Comprehensive loss								(78,828)

Balance, December 31, 2004	3	1	85,587	43	653,537	280	(678,471)	(24,610)
Exercise of share options, contributions to 401(k) and incentive plans	—	—	726	—	1,504	—	—	1,504
Comprehensive income:
Net change in unrealized loss on investments	—	—	—	—	—	(346)	—	(346)
Net income	—	—	—	—	—	—	2,779	2,779

Comprehensive income								2,433

Balance, December 31, 2005	3	1	86,313	43	655,041	(66)	(675,692)	(20,673)
Exercise of share options, contributions to 401(k) and incentive plans	—	—	879	1	1,489	—	—	1,490
Share-based compensation expense under FAS 123R	—	—	—	—	978	—	—	978
Conversion of convertible debt	—	—	18,262	9	31,807	—	—	31,816
Comprehensive income:
Net change in unrealized loss on investments	—	—	—	—	—	57	—	57
Net loss	—	—	—	—	—	—	(51,841)	(51,841)

Comprehensive loss								(51,784)

Balance, December 31, 2006	3	$1	105,454	$53	$689,315	$(9)	$(727,533)	$(38,173)

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(51,841)	$2,779	$(78,942)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,117	5,083	4,553
Common shares contribution to 401(k) and management incentive plans	1,088	1,353	926
Share-based compensation expense	978	—	—
Accrued interest on convertible notes and other interest bearing obligations	1,159	1,652	578
Revaluation of embedded derivative	6,945	—	—
Amortization of discount, premium and debt issuance costs of convertible debt	1,035	451	—
Amortization of premiums on short-term investments	18	240	—
Gain on extinguishment of debt	—	(40,935)	—
Loss on disposal/retirement of property and equipment	11	11	121
(Gain) loss on sale of investments	—	(271)	35
Other non-cash adjustments	(3)	3	—
Changes in assets and liabilities:
Receivables and related party receivables	(8,107)	(4,315)	9,777
Prepaid expenses	(86)	440	(147)
Deposits	—	(323)	—
Accounts payable	(1,462)	3,729	(3,139)
Accrued liabilities	1,369	(13,614)	13,168
Deferred revenue	10,509	(473)	8,243

Net cash used in operating activities	(33,270)	(44,190)	(44,827)

Cash flows from investing activities:
Proceeds from sales/maturities of investments	32,784	9,224	5
Purchase of investments	(28,391)	(31,763)	—
Transfer of restricted cash	(4,330)	—	—
Purchase of property and equipment	(8,506)	(4,844)	(2,643)

Net cash used in investing activities	(8,443)	(27,383)	(2,638)

Cash flows from financing activities:
Proceeds from short-term loan	—	—	508
Principal payments of short-term loan	—	(115)	(13,570)
Payments under capital lease obligations	—	(237)	(555)
Proceeds from issuance of long-term debt	36,541	12,373	—
Proceeds from issuance of convertible notes	11,969	56,397	—
Principal payments of convertible notes	—	—	(5,000)
Proceeds from issuance of common shares	401	151	5,078

Net cash provided by (used in) financing activities	48,911	68,569	(13,539)

Net increase (decrease) in cash and cash equivalents	7,198	(3,004)	(61,004)
Cash and cash equivalents at the beginning of the period	20,804	23,808	84,812

Cash and cash equivalents at the end of the period	$28,002	$20,804	$23,808

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Significant Accounting Policies

Business

XOMA Ltd. (“XOMA” or the “Company”), a Bermuda company, is a biopharmaceutical company that discovers and develops for commercialization antibodies and other genetically-engineered protein products to treat immunological and inflammatory disorders, cancer and infectious diseases. The Company’s products are presently in various stages of development and most are subject to regulatory approval before they can be introduced commercially. The Company receives royalties from Genentech, Inc. (“Genentech”) on two approved products, RAPTIVA®, for the treatment of moderate-to-severe plaque psoriasis, and LUCENTIS®, for the treatment of neovascular (wet) age-related macular degeneration. XOMA’s pipeline includes both proprietary products and collaborative programs at various stages of preclinical and clinical development.

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

Concentration of Risk

Cash, cash equivalents, short-term investments, restricted cash and accounts receivable are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains money market funds and short-term investments that bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. In 2006, two customers represented 40% and 35% of total revenues and as of December 31, 2006, there were billed and unbilled receivables of $11.2 million outstanding from these customers and one additional customer representing 13%, 26% and 45% of the balance. In 2005, four customers represented 39%, 28%, 14%, and 11% of total revenues and as of December 31, 2005, and there were billed and unbilled receivables of $4.6 million outstanding from three of these customers representing 52%, 22%, and 15% of the balance. In 2004, three customers represented 45%, 14% and 14% of total revenues.

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

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

License and Collaborative Fees

Revenue from non-refundable license or technology access payments under license and collaborative agreements where the Company has a continuing obligation to perform is recognized as revenue over the expected period of the continuing performance obligation. The Company estimates the performance period at the inception of the arrangement and reevaluates it each reporting period. This reevaluation may shorten or lengthen the period over which the remaining revenue is recognized.

Milestone payments under collaborative arrangements are recognized as revenue upon completion of the milestone events, which represent the culmination of the earnings process because the Company has no future performance obligations related to the payment. Milestone payments that require a continuing performance obligation on the part of the Company are recognized over the expected period of the continuing performance obligation. Amounts received in advance are recorded as deferred revenue until the related milestone is completed.

Contract Revenue

Contract revenue for research and development involves the Company providing research and development and contract manufacturing services to collaborative partners or others. Revenues for certain contracts are accounted for by a proportional performance, or output based, method where performance is based on agreed progress toward elements defined in the contract. The Company recognizes revenue under these arrangements as the related research and development costs are incurred and collectibility is reasonably assured. Any cumulative impact of a change in an estimate of a contract revenue or cost is recorded in the period in which the change becomes know.

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

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Share-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee share options and employee share purchases related to the Employee Share Purchase Plan (“ESPP”), on estimated fair values. The Company is using the modified prospective method. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. To estimate the value of an award, the Company uses the Black-Scholes option pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. Further, the forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on United States Treasury zero-coupon issues. The Company reviews its valuation assumptions quarterly and, as a result, it is likely to change its valuation assumptions used to value share based awards granted in future periods.

Share-Based Compensation

Prior to the adoption of SFAS 123R on January 1, 2006, the Company accounted for its share-based compensation plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations as permitted by Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). In general, as the exercise price of the options granted under the Company’s plans was equal to the market price of the underlying common shares on the grant date, no share-based employee compensation cost was recognized. As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for share-based awards, as if SFAS 123 had been applied.

SFAS 123R requires all share based payments to be recognized in the financial statements based on their fair values. The Company is using the modified prospective method. Under this method, compensation cost

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized during the year ended December 31, 2006, includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 amortized on a graded vesting basis over the options’ vesting period, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R amortized on a straight-line basis over the options’ vesting period. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, has not restated its financial results for prior periods to reflect expensing of share-based compensation. As a result, the results for the year ended December 31, 2006, are not comparable to the prior years.

In November of 2005, the FASB issued FASB Staff Position FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share Base Payment Awards,” which allowed a one-time election to adopt one of two acceptable methodologies for calculating the initial additional paid-in capital pool (“APIC pool”). The Company elected the “short-cut” method to establish its APIC pool required under FAS 123(R) for the year ended December 31, 2006. In subsequent periods, the APIC pool will be increased by tax benefits from share-based compensation and decreased by tax deficiencies caused when the recorded share-based compensation for book purposes exceeds the allowable tax deduction.

The following table illustrates the effect on net income (loss) and net income (loss) per share had the Company applied the fair value recognition provisions of SFAS 123 to account for its share plans and ESPP for the years ended December 31, 2005 and 2004, (in thousands, except per share amounts):

	Year ended December 31,
	2005	2004
Net income (loss)—as reported	$2,779	$(78,942)
Deduct: Total share-based employee compensation expense under SFAS 123	(3,633)	(3,640)

Pro forma net loss	$(854)	$(82,582)

Net income (loss) per common share:
Basic and diluted—as reported	$.03	$(0.93)
Basic and diluted—pro forma	$(0.01)	$(0.97)

The historical pro forma impact of applying the fair value method prescribed by SFAS 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as expected life, volatility and interest rates used to estimate fair value of the grants in future years.

The following table shows total share-based compensation expense included in the condensed consolidated statements of operations for the year ended December 31, 2006, (in thousands):

Year Ended December 31, 2006
Research and development	$468
General and administrative	510

Total share-based compensation expense	$978

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic and diluted net income (loss) per common share is $(0.01) lower for the year ended December 31, 2006, as a result of implementing SFAS 123R. There was no capitalized share-based compensation cost as of December 31, 2006. There were no recognized tax benefits during the year ended December 31, 2006. The adoption of SFAS 123R had no impact on cash flows from operations or financing.

To estimate the value of an award, the Company uses the Black-Scholes option pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. The forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on United States Treasury zero-coupon issues.

The fair value of share based awards was estimated using a Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
Dividend yield	0%	0%	0%
Expected volatility	79%	83%	101%
Risk-free interest rate	4.65%	4.11%	1.71%
Expected life	5.3 years	4.4 years	4.5 years

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

Unvested share activity for the year ended December 31, 2006, is summarized below:

	Unvested Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested balance at December 31, 2005	1,234,838	$1.56
Granted	1,480,300	1.70
Vested	(585,553)	1.55
Forfeited	(145,457)	1.64

Unvested balance at December 31, 2006	1,984,128	1.66

At December 31, 2006, there was $1.2 million of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 2.6 years. Total fair value of options vested during 2006 was $0.5 million.

Income Taxes

Income taxes are computed using the asset and liability method, under which deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share is based on the weighted average number of common shares outstanding during the period.

The following outstanding securities were considered in the computation of diluted net income (loss) per share. Those that are antidilutive were not included in the computation of diluted net income (loss) per share (in thousands):

	December 31,
	2006	2005	2004
Options for common shares	6,230	5,422	5,790
Warrants for common shares	125	125	375
Convertible preference shares, notes and related interest, as if converted	29,459	38,827	3,818

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share (in thousands):

	Year ended December 31,
	2006	2005	2004
Numerator
Net income (loss) used for basic and diluted net income (loss) per share	$(51,841)	$2,779	$(78,942)

Denominator
Weighted average shares outstanding used for basic net income (loss) per share	95,961	86,141	84,857
Effect of dilutive share options	—	104	—
Effect of convertible preference shares	—	3,818	—

Weighted-average shares outstanding and dilutive securities used for diluted net income (loss) per share	95,961	90,063	84,857

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time the Company acquires them to be cash equivalents. At December 31, 2006 and 2005, cash and cash equivalents consisted of overnight deposits, money market funds, commercial paper, repurchase agreements and debt securities with initial maturities of less than 90 days and are reported at fair value. Debt securities classified as cash equivalents totaled $20.1 million and $18.0 million at December 31, 2006 and 2005, respectively.

Short-Term Investments

Short-term investments include debt securities classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of tax, if any, reported in other comprehensive

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment and other income. The cost of investments sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are also included in investment and other income.

Available-for-sale securities at December 31, 2006 and 2005, were as follows (in thousands):

	December 31, 2006
	Cost Basis	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$3,097	$(9)	$3,088
State and municipal debt securities	14,595	—	14,595
Government sponsored enterprises	700	(2)	698

Total Short-Term Investments	$18,392	$(11)	$18,381

	December 31, 2005
	Cost Basis	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$11,801	$(29)	$11,772
State and municipal debt securities	8,200	—	8,200
Government sponsored enterprises	2,800	(40)	2,760

Total Short-Term Investments	$22,801	$(69)	$22,732

As of December 31, 2006, five investments with an aggregate fair value of approximately $3.8 million, had aggregate unrealized losses of $11,000, compared with 18 investments with an aggregate fair value of $14.5 million with aggregate unrealized losses of $69,000 at December 31, 2005. The unrealized losses were recorded in other comprehensive income. The Company reviews its instruments for other-than-temporary impairment whenever the value of the instrument is less than the amortized cost. All such investments have been or were in an unrealized loss position for, and have holding periods of, less than twelve months. The Company has not sold similar investments at a loss and currently has the financial ability to hold short-term investments with an unrealized loss until maturity and not incur any recognized losses. As a result, the Company does not believe any unrealized losses represent an other-than-temporary impairment. During the years ended December 31, 2006, 2005 and 2004, there were zero, $0.3 million and zero in realized gains on short-term investments. The 2005 gain was related to equity securities. Gains and losses are determined on a specific identification basis.

The estimate of fair value is based on publicly available market information or other estimates determined by the Company.

Restricted Cash

Under the terms of its loan agreement with Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”), the Company maintains a custodial account for the deposit of RAPTIVA®, LUCENTIS® and CIMZIA™ royalty revenues in addition to a standing reserve of the next semi-annual interest payment due on the loan. This cash account and the interest earned thereon can be used solely for the payment of the semi-annual interest amounts due in March and September of each year and, at that time, amounts in excess of the interest reserve requirement may be used to pay down principal or be distributed back to the Company, at the discretion of the lender. At December 31, 2006, the restricted cash was invested in money market funds.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See Note 4, “Convertible Notes and Other Arrangements,” to the Consolidated Financial Statements for additional discussion of the Goldman Sachs term loan.

Receivables

Receivables consisted of the following at December 31, 2006 and 2005, (in thousands):

	December 31,
	2006	2005
Trade receivables	$12,859	$4,796
Unbilled receivables	148	—
Other receivables	383	390

Total	$13,390	$5,186

Property and Equipment

Property and equipment is stated at cost. Equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets (three to seven years). Leasehold improvements, buildings and building improvements are amortized and depreciated using the straight-line method over the shorter of the lease terms or the useful lives (one to fifteen years).

Property and equipment consisted of the following at December 31, 2006 and 2005, (in thousands):

	December 31,
	2006	2005
Furniture and equipment	$27,373	$22,946
Buildings, leasehold and building improvements	18,669	14,555
Construction in progress	1,644	2,215
Land	310	310

	47,996	40,026
Less: Accumulated depreciation and amortization	(25,562)	(20,970)

Property and equipment, net	$22,434	$19,056

At December 31, 2006 and 2005, there was no property and equipment acquired under capital lease obligations.

Depreciation and amortization expense was $5.1 million, $5.1 million and $4.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2006 and 2005, (in thousands):

	December 31,
	2006	2005
Accrued management incentive compensation	$2,053	$1,758
Accrued payroll costs	2,015	2,084
Accrued co-development	1,952	—
Accrued legal fees	535	813
Accrued accounting fees	341	52
Customer advances	—	750
Other	190	260

Total	$7,086	$5,717

Deferred Revenue

The Company defers revenue until all requirements under its revenue recognition policy are met. In 2006, the Company deferred $26.6 million of revenue from eight contracts including Schering Plough Research Institute (“SPRI”), the National Institute of Allergy and Infectious Diseases (“NIAID”), Takeda Pharmaceutical Company Limited (“Takeda”) and Taligen Therapeutics, Inc. and recognized $16.1 million in revenue from the eight contracts in addition to the amortization of the $10.0 million in upfront payments received from Novartis AG (“Novartis,” formerly known as Chiron Corporation) for our February 2004 oncology collaboration contract. The Novartis payments are being recognized as revenue over the five year expected term of the agreement. The 2005 $8.3 million beginning balance is the unamortized balance on the Novartis contract, the $1.5 million of revenue deferred relates to NIAID and the $2.0 million of revenue recognized is the Novartis amortization. The following table shows the activity in deferred revenue for the years ended December 31, 2006 and 2005, (in thousands):

	Year ended December 31,
	2006	2005
Beginning deferred revenue	$7,860	$8,333
Revenue deferred	26,605	1,527
Revenue recognized	(16,096)	(2,000)

Ending deferred revenue	$18,369	$7,860

The $18.4 million balance in deferred revenue at December 31, 2006, is expected to be recognized as revenue over the next four years.

Fair Value of Financial Instruments

The fair value of marketable debt and equity securities is based on quoted market prices. The carrying value of these securities approximates their fair value.

Supplemental Cash Flow Information

Cash paid for interest was $3.8 million, $2.4 million and $0.7 million during the years ended December 31, 2006, 2005 and 2004, respectively. There were no dividends paid on common shares during the years ended December 31, 2006, 2005 and 2004.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-cash transactions from financing activities consisted of the conversion of $27.5 million in convertible notes to equity and payment of the additional interest feature in common shares for the year ended December 31, 2006. In addition, interest of $1.0 million and $0.3 million on the Novartis secured loan was capitalized for the years ended December 31, 2006 and 2005, respectively. See Note 4, “Convertible Notes and Other Arrangements,” to the Consolidated Financial Statements for additional discussion of the convertible debt and Novartis loan.

Cash paid for income taxes was approximately $500, $3,000 and zero during the years ended December 31, 2006, 2005 and 2004, respectively. Income taxes paid are related to activities of the Company’s foreign operations.

Segment Information

The Company currently operates in a single business segment as there is only one measurement of profit (loss) for its operations. Revenues attributed to the following countries for each of the years ended December 31, 2006, 2005 and 2004, were as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
United States	$26,642	$15,475	$1,757
Ireland	645	3,042	1,794
Bermuda	2,211	152	114

Total	$29,498	$18,669	$3,665

Recent Accounting Pronouncements

In July of 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective beginning with the first annual period after December 15, 2006. The Company is still evaluating what impact, if any, the adoption of this standard will have on its financial position or results of operations.

In September of 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS will be effective beginning with the first annual period after November 15, 2007. The Company is still evaluating what impact, if any, the adoption of this standard will have on its financial position or results of operations.

2.	License Agreements

XOMA has granted over 45 licenses to biotechnology and pharmaceutical companies for use of patented and proprietary technologies relating to bacterial expression of recombinant pharmaceutical products. Eight of

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these are cross-license arrangements related to the use of XOMA’s Bacterial Cell Expression (“BCE”) system technology in phage display. Under the agreements, Affimed Therapeutics AG, Affitech AS, BioInvent International AB, Biosite Incorporated, Cambridge Antibody Technology Limited, Diversa Corporation, Dyax Corp. and MorphoSys AG received licenses to use XOMA’s antibody expression technology for developing products using phage display-based antibody libraries. XOMA, in exchange, receives license and other fees as well as access to these companies’ antibody display libraries, intellectual property and/or services that complement XOMA’s existing development capabilities and support the Company’s own antibody product development pipeline.

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

3.	Collaborative and Licensing Agreements

Total research and development expenses incurred related to the Company’s collaborative agreements were approximately $20.1 million, $16.6 million and $20.0 million in 2006, 2005 and 2004, respectively.

Genentech

In April of 1996, the Company entered into a collaboration agreement with Genentech for the development of RAPTIVA®. In March of 2003, it entered into amended and expanded agreements related to all aspects of the collaboration, to reflect the then current understanding between the companies. The agreements called for the Company to share in the development costs and to receive a 25% share of future United States operating profits and losses and a royalty on sales outside the United States. The agreements also called for Genentech to finance the Company’s share of development costs up until first FDA marketing approval via a convertible subordinated loan, and its share of pre-launch marketing and sales costs via an additional commercial loan facility. Under the loan agreement, upon FDA approval of the product, which occurred October 27, 2003, the Company elected to pay $29.6 million of the development loan in convertible preference shares and to defer repayment of the remaining $40.0 million as an offset against future proceeds from the Company’s 25% share of United States operating profits on the product. On December 22, 2003, the Company issued the preference shares to Genentech which are convertible into approximately 3.8 million common shares at a price of $7.75 per common share. The $13.4 million of outstanding principal and interest on the commercial loan was payable only in cash and was paid in January and May of 2004.

In January of 2005, the Company announced a restructuring of its arrangement with Genentech on RAPTIVA®. Under the restructured arrangement, effective January 1, 2005, the Company is entitled to receive mid-single digit royalties on worldwide sales of RAPTIVA® in all indications. The previous cost and profit sharing arrangement for RAPTIVA® in the United States was discontinued and Genentech is responsible for all operating and development costs associated with the product. Genentech may elect and the Company may agree to provide further clinical trial or other development services at Genentech’s expense. In addition, the Company’s obligation to pay the outstanding balance to Genentech of $40.9 million under the development loan, including accrued interest, was extinguished.

See Note 4, “Convertible Notes and Other Arrangements,” to the Consolidated Financial Statements for additional discussion of the financing arrangement between XOMA and Genentech.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December of 1998, the Company licensed its BCE technology to Genentech, which utilized it to develop LUCENTIS® for the treatment of neovascular (wet) age-related macular degeneration. The Company is entitled to receive an undisclosed royalty on worldwide sales of LUCENTIS®.

The Company is recognizing RAPTIVA® and LUCENTIS® royalty revenue when the underlying sales occur.

Novartis

In February of 2004, XOMA entered into an exclusive multi-product collaboration with Novartis for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the agreement, the companies agreed to share costs and profits on a 70-30 basis, with XOMA’s share being 30%. Novartis’ profit share is subject to a limited upward adjustment, which, in turn, may be reduced if the Company achieves certain milestones. XOMA received initial payments totaling $10.0 million in 2004 which is being recognized ratably over five years, the expected term of the agreement, as license and collaborative fees.

A loan facility of up to $50.0 million is available to the Company to fund up to 75% of its share of development expenses incurred beginning in 2005.

See Note 10, “Subsequent Events,” to the Consolidated Financial Statements for an update to this agreement. See Note 4, “Convertible Notes and Other Arrangements,” to the Consolidated Financial Statements for additional discussion of the financing arrangement between XOMA and Novartis.

Lexicon

In June of 2005, XOMA entered into a collaboration agreement with Lexicon Pharmaceuticals, Inc. (“Lexicon”) to jointly develop and commercialize antibody drugs for certain targets discovered by Lexicon. The initial term of the collaboration is three years and it is designed to combine Lexicon’s target discovery and biotherapeutics capabilities with XOMA’s antibody generation, process development and manufacturing expertise to accelerate the development and commercialization of novel therapeutic antibodies. The Company will generate or engineer antibodies that modulate the collaboration’s targets using phage display libraries and its proprietary Human Engineering (“HE™”) technology and will have principal responsibility for manufacturing antibodies for use in clinical trials and commercial sales. Lexicon and XOMA will share the responsibility and costs for research, preclinical, clinical and commercialization activities on a 65-35 basis, with the Company’s share being 35%.

NIAID

In July of 2006, the Company was awarded a $16.3 million contract (Contract No. HHSN266200600008C/N01-Al-60008) funded with Federal funds from NIAID, a part of the National Institutes of Health, Department of Health and Human Services, to produce monoclonal antibodies for the treatment of botulism to protect United States citizens against the harmful effects of botulinum neurotoxins used in bioterrism. The contract work is being performed on a cost plus fixed fee basis over a three year period. The Company is recognizing revenue as the services are being performed on a proportional performance basis.

In March of 2005, the Company was awarded a $15.0 million contract from NIAID to develop three anti-botulinum neurotoxin monoclonal antibody therapeutics. The contract work was performed over an 18-month period and was 100% funded with Federal funds from NIAID under Contract No. HHSN266200500004C. The

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company recognized revenue over the life of the contract as the services were performed on a proportional performance basis, and, as per the terms of the contract, a 10% retention on all revenue was deferred and classified as a receivable until final acceptance of the contract which was achieved in October of 2006.

Schering Plough

In May of 2006, the Company entered into a collaboration agreement with the SPRI division of Schering Corporation for therapeutic monoclonal antibody discovery and development. Under the agreement, SPRI will make upfront, annual maintenance and milestone payments to the Company, fund the Company’s R&D and manufacturing activities related to the agreement and pay the Company royalties on sales of products resulting from the collaboration. During the collaboration, the Company will discover therapeutic antibodies against one or more targets selected by SPRI, use the Company’s proprietary HE™ technology to humanize antibody candidates generated by hybridoma techniques, perform pre-clinical studies to support regulatory filings, cell line and process development and produce antibodies for initial clinical trials. The Company will recognize revenue on the upfront payments on a straight-line basis over the expected term of each target antibody discovery, on the R&D and manufacturing services as they are performed, on the maintenance fees when they are due, on the milestones when they are achieved and on the royalties when the underlying sales occur.

Takeda

In November of 2006, the Company entered into a collaboration agreement with Takeda for therapeutic monoclonal antibody discovery and development. Under the agreement, Takeda will make upfront, annual maintenance and milestone payments to the Company, fund its R&D and manufacturing activities for preclinical and early clinical supplies and pay royalties on sales of products resulting from the collaboration. Takeda will be responsible for clinical trials and commercialization of drugs after a Investigational New Drug Application (“IND”) submission and is granted the right to manufacture once the product enters into Phase II clinical trials. During the collaboration, the Company will discover therapeutic antibodies against multiple targets selected by Takeda. The Company will recognize revenue on the upfront payments on a straight-line basis over the expected term of each target antibody discovery, on the R&D and manufacturing services as they are performed, on the maintenance fees when they are due, on the milestones when they are achieved and on the royalties when the underlying sales occur.

See Note 10, “Subsequent Events,” to the Consolidated Financial Statements for an update to this agreement.

Millennium

In November of 2001, XOMA entered into a collaboration agreement with Millennium Pharmaceuticals, Inc. (“Millennium”) to develop two of Millennium’s biotherapeutic agents for certain vascular inflammation indications. In October of 2003, the companies announced the discontinuation of development of one of these products and the resulting amendment of the agreement. In October of 2004, the Company further amended its agreements with Millennium whereby Millennium assumed responsibility for all development work on the remaining product, MLN2222, upon initiation of Phase II testing. In 2005, the Company completed a Phase I trial of MLN2222 and transferred the relevant clinical data from the trial to Millennium. XOMA is obligated to continue to provide quantities of bulk drug substance and services requested and paid for by Millennium for future clinical trials. The Company will be entitled to receive an undisclosed royalty on future net sales of MLN2222, as well as payments related to the achievement of certain clinical and regulatory milestones. Revenue on the royalties will be recognized when the underlying sales occur and on the milestones when they are achieved.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See Note 4, “Convertible Notes and Other Arrangements,” to the Consolidated Financial Statements for a discussion of the related financing arrangement between XOMA and Millennium.

Alexion

In December of 2003, XOMA entered into a collaboration agreement with Alexion Pharmaceuticals, Inc. (“Alexion”) to jointly develop and commercialize a rationally designed TPO mimetic antibody to treat chemotherapy-induced thrombocytopenia. Thrombocytopenia is an abnormal blood condition in which the number of platelets is reduced, potentially leading to bleeding complications. Under the terms of the agreement, XOMA agreed to share development and commercialization expenses with Alexion, including preclinical development, manufacturing and marketing costs world-wide, as well as revenues, generally on a 70-30 basis, with XOMA’s share being 30%. Alexion received a payment from the Company tied to initiation of the collaboration and was entitled to receive a payment tied to achievement of a regulatory milestone. XOMA was entitled to royalty payments and milestones related to the Company’s bacterial expression technology. In November of 2004, XOMA and Alexion determined that the lead molecule in the Company’s TPO mimetic collaboration did not meet the criteria established in the program for continued development. In the first quarter of 2005, XOMA and Alexion determined not to continue with this development program and, in the second quarter of 2005, the collaboration was terminated.

Aphton

In September of 2004, XOMA announced a worldwide collaboration with Aphton Corporation (“Aphton”) to develop treatments for gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. Under the terms of the agreement, the companies agreed to share all development expenses and all commercialization profits and losses for all product candidates on a 70-30 basis, with the Company’s share being 30%. In May of 2006, Aphton filed for bankruptcy protection under Chapter 11, Title 11 of the United States Bankruptcy Code and the agreement was terminated.

4.	Convertible Notes and Other Arrangements

Term Loan

On November 9, 2006, XOMA (US) LLC entered into a five-year, $35.0 million term loan facility (“the facility”) with Goldman Sachs and borrowed the full amount thereunder. The loan is guaranteed by the Company. Indebtedness under the facility will bear interest at an annual rate equal to six-month LIBOR plus 5.25%, which was 10.637% at December 31, 2006, and is secured by all rights to receive payments due XOMA (US) LLC relating to RAPTIVA®, LUCENTIS® and CIMZIA™ and other assets of the Company. Payments received by XOMA (US) LLC in respect of these payment rights, in addition to a standing reserve of the next semi-annual interest payment, will be held in a custodial account which is classified as restricted cash. This cash account and the interest earned thereon can be used solely for the payment of the semi-annual interest amounts due in March and September of each year and, at that time, amounts in excess of the interest reserve requirement may be used to pay down principal or be distributed back to the Company, at the discretion of the lender. XOMA (US) LLC may prepay indebtedness under the facility at any time, subject to certain prepayment premiums. XOMA (US) LLC is required to comply with a debt covenant determined by the ratio of royalties collected to interest payable. Proceeds from the loan will be used for general corporate purposes.

At December 31, 2006, the outstanding principal amount under this loan totaled $35.0 million and related restricted cash was $4.3 million. Debt issuance costs of $1.5 million are being amortized on a straight-line basis over the five year life of the loan and are disclosed as current and long-term debt issuance costs on the balance sheet. In 2006, the Company incurred interest expense payable of $0.5 million and amortization of debt issuance costs of $42,000.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Senior Notes

In February of 2005, XOMA issued $60.0 million of 6.5% convertible senior notes due in 2012, the proceeds of which were used for general corporate purposes, including current research and development projects, the development of new products or technologies, equipment acquisitions, general working capital purposes and operating expenses. The notes were initially convertible into approximately 32 million common shares at a conversion rate of 533.4756 of the Company’s common shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $1.87 per common share. The convertible senior notes were issued, to the initial purchasers, for net proceeds of $56.6 million. The issuance costs of approximately $3.4 million are being amortized on a straight-line basis over the 84 month life of the notes, and are disclosed as current and long-term debt issuance costs on the balance sheet.

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

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006 and 2005, convertible debt consisted of the following (in thousands):

	December 31,
	2006	2005
Convertible debt	$41,363	$60,000
Embedded derivative	5,207	—
Premium	253	—

Total	$46,823	$60,000

The additional New Notes were issued, to the initial purchasers, for net proceeds of $11.8 million. Debt issuance costs related to the New Notes of approximately $0.7 million are being amortized on a straight-line basis over the 72 month life of the notes. Additional debt issuance costs of $2.0 million, related to the modification of the existing debt, were expensed as incurred with $1.1 million and $0.9 million expensed during 2006 and 2005, respectively.

For the year ended December 31, 2006, $27.5 million of New Notes were converted into 18,262,264 common shares including 3,602,879 shares related to the additional interest payment feature of the notes. As of December 31, 2006, the Company has elected to pay all additional interest owed in common shares. The Company recorded a $6.9 million charge to interest expense during the year ended December 31, 2006, as a result of an increase in the fair value of the embedded derivative on its convertible debt including $4.8 million related to the additional interest feature of the converted notes. The remaining principal of $44.5 million is convertible into 23,750,873 common shares and 1,889,317 common shares remain available for payment of the additional interest feature.

For the years ended December 31, 2006 and 2005, the Company incurred $3.4 million and $3.5 million, respectively, in interest expense payable on its convertible debt. Interest expense is payable on a semi-annual basis. Additionally, the Company amortized a net of $1.0 million in debt issuance costs, premium and discount for the year ended December 31, 2006, and $0.5 million in debt issuance costs for the year ended December 31, 2005.

See Note 10, “Subsequent Events,” to the Consolidated Financial Statements for an update on convertible debt.

Novartis

In May of 2005, the Company executed a secured note agreement with Novartis. Under the note agreement, Novartis agreed to make semi-annual loans to the Company, to fund up to 75% of the Company’s research and development and commercialization costs under the collaboration arrangement, not to exceed $50.0 million in an aggregate principal amount. Any unpaid principal amount together with accrued and unpaid interest shall be due and payable in full on June 21, 2015, the tenth anniversary date of the advance date on which the first loan was made. Interest on the unpaid balance of the principal amount of each loan shall accrue six-month LIBOR plus 2%, which was equal to 7.37% at December 31, 2006, and is payable semi-annually in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50.0 million. Loans under the note agreement are secured by the Company’s interest in its collaboration with Novartis, including its share of any profits arising therefrom. At December 31, 2006, the outstanding principal balance under this note agreement totaled $16.4 million and for the years ended December 31, 2006, and 2005, the Company incurred and capitalized interest expense of $1.0 million and $0.3 million, respectively.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Genentech

Under an arrangement with Genentech, the Company received financing for its share of RAPTIVA® development costs through the issuance of convertible subordinated notes due at the earlier of April of 2005 or upon first regulatory approval of RAPTIVA®, which occurred on October 27, 2003. The interest rate was LIBOR plus 1%.

The agreement was amended March 31, 2003, to provide the following terms:

•

The credit limit under the convertible subordinated debt agreement to finance XOMA’s share of development costs was increased to $80.0 million. The convertible subordinated note was to mature upon the earlier of (a) April of 2005, except for advances made after April of 2003, in which case payment would be due on the second anniversary date(s) of such advances or (b) within 90 days after first product approval which occurred on October 27, 2003. At XOMA’s election, the convertible subordinated note was to be repaid in cash or with shares with the conversion price to be calculated at the time of payment based on the fair market value at the time of election. If repayment were triggered by product approval, XOMA could elect to defer payment of up to $40.0 million as an offset against the Company’s proceeds from its 25% share of United States operating profits on the product. Following product approval, on November 3, 2003, XOMA announced its election to defer payment of approximately $40.0 million of this debt as provided above and on December 22, 2003, the Company issued 2,959 of convertible preference shares to repay the approximately $29.6 million remaining outstanding balance.

•

An additional $15.0 million debt facility was established to finance XOMA’s share of United States commercialization costs. The note payable was to mature upon the earlier of (a) April of 2005, except for advances made after April of 2003 in which case payment was due on the second anniversary date(s) of such advances or (b) within 90 days after first product approval by the FDA which occurred on October 27, 2003. At December 31, 2003, the outstanding balance under this note totaled approximately $13.2 million. Under the terms of the agreement, the outstanding balance of $3.0 million related to 2002 commercialization costs was repaid in cash in January of 2004. The balance of $10.2 million which relates to 2003 commercialization costs was repaid in cash in May of 2004.

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

Millennium

In conjunction with the Millennium development agreements, Millennium committed to purchase, at XOMA’s option, the Company’s common shares over three years, through a combination of equity at prevailing market prices in return for cash and retirement of XOMA’s convertible debt with Millennium. In 2004, the Company exercised its option to sell 920,284 shares to Millennium for gross proceeds of $3.7 million. In 2003, the Company exercised its option to sell 1,372,485 for gross proceeds of $9.4 million. In 2004, the Company repaid the final $5.0 million of convertible debt, in cash.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Share Capital

Common Shares

As of December 31, 2006, the Company had the authority to issue 210,000,000 common shares with a par value $0.0005 per share of which 105,454,389 were outstanding.

In July of 2004, the Company issued 920,284 common shares for net proceeds of $3.7 million related to the Millennium investment agreement.

Preference Shares

As of December 31, 2006, the Company has the authority to issue 1,000,000 preference shares, par value $0.05 per share. Of these, 210,000 preference shares have been designated Series A Preference Shares and 8,000 preference shares have been designated Series B Preference Shares.

•	Series A: As of December 31, 2006, the Company has authorized 210,000 Series A Preference Shares of which none were outstanding at December 31, 2006 and 2005. (See “Shareholder Rights Plan” below.)

•

Series B: As of December 31, 2006, the Company has authorized 8,000 Series B Preference Shares. In December of 2003, the Company issued 2,959 of the Series B preference shares to Genentech in repayment of $29.6 million of the outstanding balance under the convertible subordinated debt agreement. Pursuant to the rights of the Series B preference shares, the holders of Series B preference shares will not be entitled to receive any dividends on the Series B preference shares. The Series B preference shares will rank senior with respect to rights on liquidation, winding-up and dissolution of XOMA to all classes of common shares. Upon any voluntary or involuntary liquidation, dissolution or winding-up of XOMA, holders of Series B preference shares will be entitled to receive $10,000 per share of Series B preference shares before any distribution is made on the common shares. The holder of the Series B preference shares has no voting rights, except as required under Bermuda law.

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

See Note 4, “Convertible Notes and Other Arrangements,” to the Consolidated Financial Statements.

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

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 1, 2004, awards earned under the MICP and CICP vest immediately upon the distribution date which occurs during the first quarter of the following fiscal year with half of the award payable in cash and half in common shares, so long as the participant remains an employee of the Company.

Awards earned under the MICP prior to 2004 vested over a three-year period with 50% of each award payable during the first quarter of the following fiscal year and 25% payable on each of the next two annual distribution dates, so long as the participant remained an employee of the Company. The 50% on the first distribution date was payable half in cash and half in common shares. The balance on the next two annual distribution dates was payable, at the election of the participant, all in cash, all in common shares or half in cash and half in common shares or, for elections not made in a timely manner, all in common shares. The final payout under this plan occurred in 2006.

The number of common shares issued pursuant to awards made for the years ended December 31, 2006 and 2005, under the two plans were 177,180 and 276,251, respectively, and these shares have been reserved under the Restricted Plan (as defined below).

The amounts charged to expense under the MICP and CICP were $1.9 million, $1.5 million and $2.3 million for the plan years 2006, 2005 and 2004, respectively. As of December 31, 2006, $2.1 million was accrued related to these plans.

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

Effective January 1, 2005, the plan was amended to reduce future offering periods to three months and to change the purchase price per common share to 95% of the closing price of XOMA shares on the exercise date.

In 2006 and 2005, employees purchased 234,535 and 129,433 common shares, respectively under the Share Purchase Plan. Net payroll deductions under the Share Purchase Plan totaled $9,000, $47,000 and $0.3 million for 2006, 2005 and 2004, respectively.

Shareholder Rights Plan

On February 26, 2003, the Company’s Board of Directors unanimously adopted a Shareholder Rights Plan (“Rights Plan”), which is designed to extend the provisions of a similar rights plan originally adopted in October of 1993. Under the Rights Plan, Preference Share Purchase Rights (“Rights”) are authorized and granted at the rate of one Right for each outstanding common share. Each Right entitles the registered holder of common shares to buy a fraction of a share of the new series of Preference Shares (“Series A Preference Shares”) at an exercise price of $30.00, subject to adjustment. The Rights will be exercisable and will detach from the common share,

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

only if a person or group acquires 20 percent or more of the common shares, announces a tender or exchange offer that if consummated will result in a person or group beneficially owning 20 percent or more of the common shares or if the Board of Directors declares a person or group owning 10 percent or more of the outstanding common shares to be an Adverse Person (as defined in the Rights Plan). Once exercisable, each Right will entitle the holder (other than the acquiring person) to purchase units of Series A Preference Share (or, in certain circumstances, common shares of the acquiring person) with a value of twice the Rights exercise price. The Company will generally be entitled to redeem the Rights at $0.001 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on February 26, 2013.

Shares Reserved for Future Issuance

The Company has reserved common shares for future issuance as of December 31, 2006, as follows:

Share option plans	11,888,176
Convertible debt and related interest	25,640,190
Convertible preference shares	3,818,395
Employee share purchase plan	555,554
Warrants	125,000

Total	42,027,315

Share Options and Warrants

At December 31, 2006, the Company had share-based compensation plans, as described below. The aggregate number of common shares that may be issued under these plans is 15,215,000 shares.

Share Option Plan

Under the Company’s amended 1981 Share Option Plan (“Option Plan”) the Company grants qualified and non-qualified share options to employees and other individuals, as determined by the Board of Directors, at exercise prices of not less than the fair market value of the Company’s common shares on the date of grant. Options granted under the Option Plan may be exercised when vested and generally expire ten years from the date of the grant or three months from the date of termination of employment (longer in case of death or certain retirements). Options granted generally vest over four years and certain options may fully vest upon a change of control of the Company. The Option Plan will terminate on November 15, 2011.

Up to 14,600,000 shares are authorized for issuance under the Option Plan. As of December 31, 2006, options covering 5,697,871 common shares were outstanding under the Option Plan.

Restricted Share Plan

The Company also has a Restricted Share Plan (“Restricted Plan”) which provides for the issuance of options or grants of common shares to certain employees and other individuals as determined by the Board of Directors at fair market value of the common shares on the grant date. Prior to 2005, options or shares could be granted at not less than 85% of fair market value of the common shares on the grant date. Each option issued under the Restricted Plan will be a non-statutory share option under the federal tax laws and will have a term not in excess of ten years from the grant date or three months from the date of termination of employment (longer in the case of death or certain retirements). Options granted generally vest over four years and certain options may fully vest upon a change of control of the Company. The Restricted Plan will terminate on November 15, 2011.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Up to 2,250,000 shares are authorized for issuance under the Restricted Plan, subject to the condition that not more than 14,600,000 shares are authorized under both the Option Plan and the Restricted Plan. As of December 31, 2006, options covering 160,493 common shares were outstanding under the Restricted Plan.

Directors Share Option Plan and Other Options

In 1992, the shareholders approved a Directors Share Option Plan (“Directors Plan”) which provides for the issuance of options to purchase common shares to non-employee directors of the Company at 100% of the fair market value of the shares on the date of the grant. Up to 600,000 shares are authorized for issuance during the term of the Directors Plan. Options generally vest on the date of grant and have a term of up to ten years. As of December 31, 2006, options for 356,500 common shares were outstanding under the Directors Plan.

In addition, in July of 2002, the Company granted a non-qualified fully-vested option to a director to purchase 15,000 common shares at 100% of the fair market value of the shares on the date of grant, which will expire in ten years. This option was not issued as part of the Directors Plan.

Share Option Plans Summary

A summary of the status of the all of Company’s share option plans as of December 31, 2006, 2005 and 2004, and changes during years ended on those dates is presented below:

	2006		2005		2004
Options:	Shares	Price*	Shares	Price*	Shares	Price*
Outstanding at beginning of year	5,422,096	$4.96	5,789,555	$5.42	5,544,676	$5.44
Granted
(1)	—	—	2,000	1.52	1,000	3.26
(2)	1,480,300	1.70	1,376,000	1.50	1,196,200	5.07
Exercised	(3,733)	1.41	—	—	(248,319)	2.60
Forfeited, expired or cancelled (3)	(668,799)	4.68	(1,745,459)	3.78	(704,002)	5.96

Outstanding at end of year	6,229,864	4.22	5,422,096	4.96	5,789,555	5.42

Exercisable at end of year	4,245,736		4,187,258		3,841,358

Weighted average fair value of options granted
(1)		—		$0.96		$2.32
(2)		$1.16		$0.96		$3.56

*	Weighted-average exercise price:

(1)	Option price less than market price on date of grant as provided for in the Restricted Share Plan; shares issued in 2005 were canceled in order to conform to revised terms of the plan, applied retroactively.

(2)	Option price equal to market price on date of grant.

(3)	The Company adjusts for forfeitures as they occur.

Total cash received from share option exercises was $5,300 during 2006, total intrinsic value of options exercised during was $1,400.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about share options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Life *	Price **	Number	Price **
$ 1.08 – 1.41	889,356	8.18	$1.40	475,782	$1.40
1.44 – 1.68	1,110,600	9.16	1.68	8,126	1.49
1.69 – 2.31	630,746	8.98	1.83	191,708	1.85
2.35 – 3.33	637,750	6.07	3.23	608,708	3.27
3.38 – 4.94	626,528	4.13	3.96	626,528	3.96
4.95 – 5.70	655,100	4.37	5.40	655,100	5.40
5.77 – 7.05	625,534	4.59	6.19	625,534	6.19
7.50 – 9.75	640,000	3.92	8.93	640,000	8.93
9.99 – 12.60	384,250	4.97	10.26	384,250	10.26
12.99 – 12.99	30,000	4.41	12.99	30,000	12.99

1.08 – 12.99	6,229,864	6.40	4.22	4,245,736	5.41

Options expected to vest	5,965,530		4.33

*	Weighted-average remaining contractual life

**	Weighted-average exercise price

The weighted average remaining contractual term of outstanding share options at December 31, 2006, was 6.4 years and the aggregate intrinsic value was $1.5 million. The weighted average remaining contractual term of exercisable share options at December 31, 2006, was 5.2 years and the aggregate intrinsic value was $0.5 million.

Warrants

In July of 1998, warrants to purchase 250,000 common shares at $6.00 per share were issued to Incyte Corporation in partial payment of license fees. The warrants were exercisable upon issuance. These warrants expire in July of 2008. As of December 31, 2006, there were 125,000 of these warrants outstanding.

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

Leases

As of December 31, 2006, the Company leased administrative, research facilities, and office equipment under operating leases expiring on various dates through May of 2014.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease commitments are as follows (in thousands):

Operating Leases
2007	$3,251
2008	1,970
2009	1,349
2010	1,379
2011	1,259
Thereafter	3,028

Minimum lease payments	$12,236

Total rental expense was approximately $3.1 million, $2.9 million and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Legal Proceedings

In September of 2004, XOMA (US) LLC entered into a collaboration with Aphton for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. In May of 2006, Aphton filed for bankruptcy protection under Chapter 11, Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, No. 06-10510 (CSS). XOMA (US) LLC filed a proof of claim in the proceeding, as an unsecured creditor of Aphton, for approximately $594,000. Recently, Aphton and the Official Committee of Unsecured Creditors filed a Proposed Plan of Reorganization that would result in a liquidation of Aphton and the process of seeking approval of that Plan has commenced. It is not presently known what, if any, distributions will be made to holders of unsecured claims.

7.	Income Taxes

The significant components of net deferred tax assets as of December 31, 2006 and 2005, are as follows (in millions):

	December 31,
	2006	2005
Capitalized research and development expenses	$70.9	$60.1
Net operating loss carryforwards	65.3	70.7
Research and development and other credit carryforwards	20.4	20.9
Other	6.7	5.7

Total deferred tax assets	163.3	157.4
Valuation allowance	(163.3)	(157.4)

Net deferred tax assets	$—	$—

The net increase (decrease) in the valuation allowance was $5.9 million, $(15.8) million and $45.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Approximately $28.1 million and $32.3 million in unutilized net operating loss carryforwards (“NOLs”) expired in 2006 and 2005, respectively.

FASB Statement No. 109, “Accounting for Income Taxes,” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evidence, which includes the Company’s historical operating performance and carryback potential, the Company has determined that total deferred tax assets should be fully offset by a valuation allowance.

XOMA’s accumulated federal and state tax net operating loss carryforwards and credit carryforwards as of December 31, 2006, are as follows:

	Amounts (in millions)	Expiration Dates
Federal
NOLs	$173.5	2007 – 2026
Credits	11.3	2007 – 2026
State
NOLs	108.8	2007 – 2016
Credits	13.6	Do not expire

The availability of the Company’s net operating loss and tax credit carryforwards may be subject to substantial limitation if it should be determined that there has been a change in ownership of more than 50 percent of the value of the Company’s shares over a three year period.

In 2006, income tax expense was zero compared with $3,000 in 2005 and zero in 2004. The expense in 2005 is related to activities of the Company’s foreign operations.

8.	Related Party Transactions

Related party transactions consist of relocation loans to two employees. The initial loans of $70,000 and $150,000 were granted in 2001 and 2004, respectively, and are being forgiven, along with related interest, over five and two-thirds and four years, respectively, contingent on the employees continued employment with the Company. The final forgiveness will be in November of 2008.

9.	Deferred Savings Plan

Under section 401(k) of the Internal Revenue Code of 1986, the Board of Directors adopted, effective June 1, 1987, a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 50% of their eligible compensation per payroll period, up to a maximum for 2006 of $15,000 (or $20,000 for employees over 50 years of age). The Company may, at its sole discretion, make contributions each plan year, in cash or in the Company’s common shares, in amounts which match up to 50% of the salary deferred by the participants. The expense related to these contributions was $0.8 million; $0.6 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

10.	Subsequent Events

On February 26, 2007, Jack Castello, Chairman of the Board, President and Chief Executive Officer of XOMA, announced his plans to retire. Mr. Castello will continue to serve in his present capacities during the candidate search and transition period.

On February 28, 2007, the Company announced that pursuant to the terms of its collaboration agreement with Novartis, the parties’ mutual obligations to conduct antibody discovery, development and commercialization work together on an exclusive basis in oncology have expired, except with respect to existing collaboration projects which have reached the development stage. Unamortized deferred revenue of $4.3 million,

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at December 31, 2006, associated with the upfront collaboration fee of $10.0 million will be recognized during the first quarter of 2007. Prior to the expiration of the exclusivity period, the upfront fee was being amortized over the expected five-year term of the exclusivity provision, or at a rate of $0.5 million a quarter. All other terms of the collaboration remain in effect.

On February 28, 2007, the Company and Takeda announced that they had amended their existing collaboration agreement to increase the number of potential therapeutic antibody programs in oncology under the collaboration initiated in November of 2006.

As of March 7, 2007, an additional $42.0 million of the Company’s New Notes were converted into 24,223,414 common shares, including 1,790,759 shares related to the additional interest payment feature of the notes. As a result of the limitation on shares available to satisfy the additional interest feature, the Company also paid $4.9 million of additional interest in cash. At the time of the note conversions, the Company recorded a $5.8 million charge to interest expense as a result of the revaluation to fair value of the embedded derivative related to the additional interest feature of the notes. The remaining outstanding principal amount of the notes of $2.5 million is convertible into 1,416,776 common shares with 98,558 shares available to pay the additional interest feature.

On March 7, 2006, the Company announced that the conditions necessary for the auto-conversion of the remaining $2.5 million principal outstanding of its convertible debt had been met and that it had elected to notify note holders of its intention to redeem any notes not converted and still outstanding as of March 27, 2007.

Index to Exhibits

Exhibit Number
1	Underwriting Agreement dated as of September 19, 2003 by and between XOMA Ltd. and the several underwriters named therein (Exhibit 2)[1]

3.1	Memorandum of Continuance of XOMA Ltd. (Exhibit 3.4)[2]

3.2	Bye-Laws of XOMA Ltd. (as amended) (Exhibit 3.2)[3]

4.1	Shareholder Rights Agreement dated as of February 26, 2003, by and between XOMA Ltd. and Mellon Investor Services LLC as Rights Agent (Exhibit 4.1)[3]

4.2	Form of Resolution Regarding Preferences and Rights of Series A Preference Shares (Included as Exhibit A to Exhibit 4.1 above) (Exhibit 4.2)[3]

4.3	Form of Resolution Regarding Preferences and Rights of Series B Preference Shares (Exhibit 4.3)[2]

4.4	Form of Common Stock Purchase Warrant (Incyte Warrants) (Exhibit 2)[4]

4.5	Indenture between XOMA Ltd. and Wells Fargo Bank, National Association, as trustee, relating to the Company’s 6.50% Convertible SNAPsSM due February 1, 2012 (Exhibit 2) [30]

10.1	1981 Share Option Plan as amended and restated (Exhibit 10.1)[5]

10.1A	Form of Share Option Agreement for 1981 Share Option Plan (Exhibit 10.2)[5]

10.1B	Amendment to 1981 Share Option Plan (Exhibit 10.1B)[26]

10.1C	Amendment No. 2 to 1981 Share Option Plan (Exhibit 10.1C)[26]

10.2	Restricted Share Plan as amended and restated (Exhibit 10.3)[5]

10.2A	Form of Share Option Agreement for Restricted Share Plan (Exhibit 10.4) [5]

10.2B	Form of Restricted Share Purchase Agreement for Restricted Share Plan (Exhibit 10.5) [5]

10.2C	Amendment to Restricted Share Plan (Exhibit 10.2C)[26]

10.2D	Amendment No. 2 to Restricted Share Plan (Exhibit 10.2D)[26]

10.3	1992 Directors Share Option Plan as amended and restated (Exhibit 10.7) (Exhibit 10.3)[26]

10.3A	Form of Share Option Agreement for 1992 Directors Share Option Plan (initial grants) (Exhibit 10.8)[5]

10.3B	Form of Share Option Agreement for 1992 Directors Share Option Plan (subsequent grants) (Exhibit 10.9)[5]

10.3C	2002 Director Share Option Plan (Exhibit 10.10)[5]

10.4	Management Incentive Compensation Plan as amended and restated (Exhibit 10.6)[5]

10.4A	Amendment to Management Incentive Compensation Plan (Exhibit 10.4A)[26]

10.5	1998 Employee Share Purchase Plan (Exhibit 10.11)[5]

10.5A	Amendment to 1998 Employee Share Purchase Plan (Exhibit 10.5A)[26]

10.5B	Amendment to 1998 Employee Share Purchase Plan (Exhibit 10.5B)[26]

10.6	Form of Amended and Restated Indemnification Agreement for Officers

10.7	Form of Amended and Restated Indemnification Agreement for Employee Directors

10.8	Form of Amended and Restated Indemnification Agreement for Non-employee Directors

10.9	Form of Employment Agreement entered into between XOMA (US) LLC and certain of its executives, with reference schedule [31]

Exhibit Number
10.10	Form of Change of Control Severance Agreement entered into between XOMA Ltd. and certain of its executives, with reference schedule [31]

10.11	Lease of premises at 890 Heinz Street, Berkeley, California dated as of July 22, 1987 (Exhibit 10.12)[6]

10.12	Lease of premises at Building E at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of April 21, 1988 (Exhibit 10.13)[6]

10.13	Lease of premises at Building C at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of August 26, 1987 (Exhibit 10.14)[6]

10.14	Letter of Agreement regarding CPI adjustment dates for leases of premises at Buildings C, E and F at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 (Exhibit 10.15)[6]

10.15	Lease of premises at 2910 Seventh Street, Berkeley, California dated March 25, 1992 (Exhibit 10.16)[6]

10.16	Lease of premises at 5860 and 5864 Hollis Street, Emeryville, California dated as of November 2, 2001 (with addendum) (Exhibit 10.19)[8]

10.17	Lease of premises at 2850 Seventh Street, Second Floor, Berkeley, California dated as of December 28, 2001 (with addendum and guaranty) (Exhibit 10.20)[8]

10.18	Amended and Restated Research and License Agreement dated September 1, 1993, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28)[6]

10.19A	Third Amendment to License Agreement dated June 12, 1997, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28A)[6]

10.19B	Fourth Amendment to License Agreement dated December 23, 1998, between the Company and New York University (Exhibit 10.22B)[9]

10.22C	Fifth Amendment to License Agreement dated June 25, 1999, between the Company and New York University (Exhibit 10.21C)[10]

10.19D	Sixth Amendment to License Agreement dated January 25, 2000, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.1)[11]

10.19E	Seventh Amendment to License Agreement by and among New York University, XOMA Technology Limited and XOMA Ireland Limited effective as of November 10, 2004, (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)[25]

10.20	Technology Acquisition Agreement dated June 3, 1994, between Connective Therapeutics, Inc. (now called Connetics Corporation) and the Company (with certain confidential information deleted) (Exhibit 10.46)[7]

10.21A	Amendment Number One to Technology Acquisition Agreement dated December 8, 1999, between Connetics Corporation and XOMA (US) LLC (with certain confidential information deleted) (Exhibit 10.23A)[10]

10.21B	Agreement dated December 8, 1999, by and between The Immune Response Corporation and XOMA (US) LLC (with certain confidential information deleted) (Exhibit 10.23B)[10]

Exhibit Number
10.22	Collaboration Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.1)[11]

10.22A	Amendment to Collaboration Agreement, dated as of April 14, 1999, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.5)[12]

10.22B	Amended and Restated Collaboration Agreement, dated March 31, 2003, by and between XOMA (US) LLC and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[17]

10.22C	Second Amended and Restated Collaboration Agreement dated January 12, 2005, by and between XOMA (US) LLC and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.26C)[26]

10.23	Common Stock and Convertible Note Purchase Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.2)[13]

10.23A	Amendment to Common Stock and Convertible Note Purchase Agreement, dated as of April 14, 1999, between XOMA Ltd. and Genentech, Inc. (Exhibit 10.6)[12]

10.24	Convertible Subordinated Note Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.3)[13]

10.24A	Amendment to Convertible Subordinated Note Agreement, dated as of June 13, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.4)[13]

10.24B	Second Amendment to Convertible Subordinated Note Agreement, dated as of April 14, 1999, between the XOMA Ltd. and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.7)[12]

10.24C	Amended and Restated Convertible Secured Note Agreement (Development Loan), dated as of March 31, 2003 (Exhibit 3)[17]

10.24D	Secured Note Agreement (Commercial Launch Loan), dated as of March 31, 2003 (Exhibit 4)[17]

10.24E	Security Agreement, dated as of March 31, 2003, by and between XOMA Ltd. and Genentech, Inc. (Exhibit 5)[17]

10.24F	Registration Rights Agreement, dated as of March 31, 2003, by and between XOMA Ltd. and Genentech, Inc. (Exhibit 6)[17]

10.25	License Agreement between Incyte Pharmaceuticals, Inc. and XOMA Corporation effective as of July 9, 1998, (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 1)[4]

Exhibit Number
10.25A	Amendment No. 1 to License Agreement by and among Incyte Corporation, XOMA Technology Limited and XOMA Ireland Limited effective as of November 10, 2004, (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)[25]

10.26	Registration Rights Agreement dated as of July 9, 1998, by and among the Company and Incyte Pharmaceuticals, Inc. (Exhibit 3)[4]

10.27	Development and License Agreement, dated November 26, 2001, by and among XOMA (US) LLC, XOMA Ireland Limited and Millennium Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[14]

10.27A	Omnibus Agreement dated as of October 8, 2004, by and among XOMA (US) LLC, XOMA Ireland Limited and Millennium Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)[23]

10.28	Investment Agreement, dated as of November 26, 2001, by and among XOMA, Millennium Pharmaceuticals, Inc. and mHoldings Trust (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3)[14]

10.28A	Letter Agreement, dated May 16, 2003, by and among XOMA Ltd., Millennium Pharmaceuticals, Inc. and mHoldings Trust (Exhibit 6)[18]

10.28B	Letter Agreement, dated February 24, 2004, by and between XOMA Ltd. and Millennium Pharmaceuticals, Inc. (Exhibit 8)[21]

10.29	Convertible Subordinated Promissory Note dated November 26, 2001 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 4)[14]

10.29A	Amendment No. 1 to Convertible Subordinated Promissory Note dated November 5, 2002 (Exhibit 10.3A)[15]

10.30	Registration Rights Agreement dated as of November 26, 2001, by and among XOMA, Millennium Pharmaceuticals, Inc. and mHoldings Trust (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 5)[14]

10.31	License Agreement by and between XOMA Ireland Limited and MorphoSys AG, dated as of February 1, 2002, (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.43)[16]

10.32	Amended and Restated License Agreement by and between XOMA Ireland Limited and DYAX Corp., dated as of October 27, 2006, (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)

10.33	License Agreement by and between XOMA Ireland Limited and Cambridge Antibody Technology Limited, dated as of December 22, 2002, (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.46)[3]

Exhibit Number
10.34	Co-Development and Co-Commercialization Agreement, dated as of December 17, 2003, by and between Alexion Pharmaceuticals, Inc. and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[19]

10.35	License Agreement, dated as of December 29, 2003, by and between Diversa Corporation and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[20]

10.36A	Agreement, dated February 27, 2004, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.50)[22]

10.36B	Research, Development and Commercialization Agreement, dated as of May 26, 2005, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.2)[27]

10.36C	Secured Note Agreement, dated as of May 26, 2005, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.3)[27]

10.37	Collaboration Agreement, dated as of September 23, 2004, by and between Aphton Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)[24]

10.38	License Agreement by and between Zephyr Sciences Inc. and XOMA Ireland Limited effective as of November 10, 2004, (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)[25]

10.53	Agreement dated March 8, 2005, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.53)[26]

10.39	License Agreement, effective as of June 20, 2005, by and between Merck & Co., Inc. and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.4)[27]

10.40	Letter Agreement dated September 20, 2005, between XOMA (US) LLC and Cubist Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission (Exhibit 10.54)[28]

10.41	Form of Dealer Manager Agreement relating to the Company’s 6.50% Convertible SNAPsSM due February 1, 2012 (Exhibit 1.1)[29]

10.45	Form of Placement Agreement relating to the Company’s 6.50% Convertible SNAPsSM due February 1, 2012 (Exhibit 1.2)[29]

10.43	Fifth amendment to lease of premises at 2910 Seventh Street, Berkeley, California dated June 1, 2006[32]

Exhibit Number
10.44	Collaboration Agreement dated as of May 22, 2006, by and between Schering Corporation, acting through its Schering-Plough Research Institute division, and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission[32]

10.45	Agreement dated July 28, 2006, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases[32]

10.46	Collaboration Agreement, dated as of November 1, 2006, between the Company and Takeda Pharmaceutical Company Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)

10.47	Loan Agreement, dated as of November 9, 2006, between Goldman Sachs Specialty Lending Holdings, Inc., XOMA (US) LLC and XOMA Ltd.

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of John L. Castello, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of J. David Boyle II, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of John L. Castello, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of J. David Boyle II, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated March 8, 2007, furnished herewith

Footnotes:

1.	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated September 19, 2003, filed September 24, 2003.
2.	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-4 filed November 17, 1998, as amended.
3.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
4.	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated July 9, 1998 filed July 16, 1998.
5.	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-8 filed August 28, 2003.
6.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended.
7.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
8.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
9.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
11.	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
12.	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

13.	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-3 filed June 28, 1996.
14.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated and filed December 13, 2001, as amended by Amendment No. 2 to Current Report on Form 8-K/A dated and filed October 24, 2002.
15.	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-3 filed November 6, 2002.
16.	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, dated and filed on December 12, 2002.
17.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Form 8-K/A, dated March 31, 2003, filed April 18, 2003.
18.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 3 on Form 8-K/A, dated November 26, 2001, filed May 21, 2003.
19.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 2 on Form 8-K/A dated December 18, 2003, filed March 19, 2004.
20.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 2 on Form 8-K/A dated January 6, 2004, filed March 19, 2004.
21.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 4 on Form 8-K/A dated November 26, 2001, filed February 24, 2004.
22.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
23.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 6 on Form 8-K/A dated November 26, 2001, filed October 20, 2004.
24.	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated September 23, 2004, filed October 26, 2004.
25.	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 on Form 8-K/A dated November 10, 2004, filed November 30, 2004.
26.	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
27.	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
28.	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
29.	Incorporated by reference to the referenced exhibit to Amendment #2 to the Company’s Registration Statement on Form S-4 filed January 11, 2006.
30.	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated February 10, 2006, filed February 13, 2006.
31.	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K dated July 7, 2006, filed July 12, 2006.
32.	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

