Form 10-Q
period 2007-03-31
XOMA LTD /DE/
filed 2007-05-10
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large Accelerated Filer  ☐                    Accelerated Filer  ☒                    Non-Accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 07, 2007
Common shares US$.0005 par value	131,690,515

XOMA Ltd.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,513	$28,002
Short-term investments	16,068	18,381
Restricted cash	1,619	4,330
Receivables	9,204	13,446
Prepaid expenses	1,370	1,061
Debt issuance costs	254	668

Total current assets	46,028	65,888
Property and equipment, net	22,818	22,434
Debt issuance costs – long-term	913	2,661
Deposits and Other	495	495

Total assets	$70,254	$91,478

LIABILITIES AND SHAREHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$4,328	$4,186
Accrued liabilities	5,916	7,086
Accrued interest	360	1,794
Deferred revenue	7,359	9,601

Total current liabilities	17,963	22,667
Deferred revenue – long-term	11,528	8,768
Convertible debt – long-term	—	46,823
Interest bearing obligation – long-term	46,686	51,393

Total liabilities	76,177	129,651
Commitments and contingencies	—	—
Shareholders’ equity (net capital deficiency):
Preference shares, $.05 par value, 1,000,000 shares authorized
Series A, 210,000 designated, no shares issued and outstanding	—	—
Series B, 8,000 designated, 2,959 shares issued and outstanding; aggregate liquidation preference of $29.6 million	1	1
Common shares, $.0005 par value, 210,000,000 shares authorized, 131,670,777 and 105,454,389 shares outstanding at March 31, 2007 and December 31, 2006, respectively	66	53
Additional paid-in capital	737,471	689,315
Accumulated comprehensive loss	(1)	(9)
Accumulated deficit	(743,460)	(727,533)

Total shareholders’ equity (net capital deficiency)	(5,923)	(38,173)

Total liabilities and shareholders’ equity (net capital deficiency)	$70,254	$91,478

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenues:
License and collaborative fees	$4,418	$654
Contract and other revenue	4,359	3,094
Royalties	3,475	1,856

Total revenues	12,252	5,604

Operating costs and expenses:
Research and development (including contract related of $3,562 and $1,939, respectively)	15,929	12,181
General and administrative	4,909	5,053

Total operating costs and expenses	20,838	17,234

Loss from operations	(8,586)	(11,630)
Other income (expense):
Investment and interest income	601	457
Interest expense	(7,933)	(9,426)
Other expense	(10)	(4)

Net loss	$(15,928)	$(20,603)

Basic and diluted net loss per common share	$(0.14)	$(0.23)

Shares used in computing basic and diluted net loss per common share	116,196	87,943

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(15,928)	$(20,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,482	1,160
Common shares contributed to 401(k) and management incentive plans	1,321	1,088
Share-based compensation expense	762	390
Accrued interest on convertible notes and other interest bearing obligations	(1,433)	(871)
Revaluation of embedded derivative	6,101	8,018
Interest paid on conversion of convertible debt	(5,172)	—
Amortization of discount, premium and issuance costs of convertible debt	394	232
Amortization of premium on short-term investments	(3)	16
Loss on disposal/retirement of property and equipment	14	4
Other non-cash adjustments	(1)	(2)
Changes in assets and liabilities:
Receivables and related party receivables	4,242	(815)
Prepaid expenses	(309)	(381)
Accounts payable	142	(1,399)
Accrued liabilities	(1,171)	(1,227)
Deferred revenue	518	737

Net cash used in operating activities	(9,041)	(13,653)

Cash flows from investing activities:
Proceeds from sales/maturities of investments	9,225	8,360
Purchase of investments	(6,900)	(9,391)
Transfer of restricted cash	2,711	—
Purchase of property and equipment	(1,879)	(3,412)

Net cash provided by (used in) investing activities	3,157	(4,443)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	11,967
Principal payments of long-term debt	(4,707)	—
Proceeds from issuance of common shares	102	40

Net cash provided by (used in) financing activities	(4,605)	12,007

Net decrease in cash and cash equivalents	(10,489)	(6,089)
Cash and cash equivalents at the beginning of the period	28,002	20,804

Cash and cash equivalents at the end of the period	$17,513	$14,715

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

XOMA Ltd. (“XOMA” or the “Company”), a Bermuda company, is a biopharmaceutical company that discovers and develops antibodies and other genetically-engineered protein products to treat immunological and inflammatory disorders, cancer and infectious diseases. The Company’s products are presently in various stages of development and most are subject to regulatory approval before they can be introduced commercially. The Company receives royalties from Genentech, Inc. (“Genentech”) on two approved products, RAPTIVA®, for the treatment of moderate-to-severe plaque psoriasis, and LUCENTIS®, for the treatment of neovascular (wet) age-related macular degeneration. XOMA’s pipeline includes both proprietary products and collaborative programs at various stages of preclinical and clinical development.

Basis of Presentation

The condensed consolidated financial statements include the accounts of XOMA and its subsidiaries. All significant intercompany accounts and transactions were eliminated during consolidation. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 8, 2007.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2007, the consolidated results of the Company’s operations for the three months ended March 31, 2007 and 2006, and the Company’s cash flows for the three months then ended. The condensed consolidated balance sheet amounts at December 31, 2006, have been derived from audited consolidated financial statements. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

Critical Accounting Policies

There have been no significant changes in critical accounting policies during the three months ended March 31, 2007, except as noted below, as compared with those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 8, 2007.

Income Taxes

The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). The application of income tax law is inherently complex and the laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding the Company’s income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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

In February of 2007, the Company announced that pursuant to the terms of its collaboration agreement with Chiron Corporation (subsequently acquired by Novartis AG (“Novartis”), entered into in February of 2004, the parties’ mutual exclusivity obligation to conduct antibody discovery, development and commercialization work in oncology had ended. The expiration of this mutual obligation has no impact on the existing collaboration projects which have reached the development stage and the parties may continue to collaborate on a non-exclusive basis. Unamortized deferred revenue of $4.3 million, at December 31, 2006, associated with the upfront collaboration fee of $10.0 million was recognized during the first quarter of 2007 due to the change in estimate from five years to three years.

Recent Accounting Pronouncements

In September of 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS will be effective beginning with the first annual period after November 15, 2007. The Company is still evaluating what impact, if any, the adoption of this standard will have on its financial position or results of operations.

In February of 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issuance costs. The fair value election is irrevocable and generally made on an instrument–by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted by XOMA in the first quarter of fiscal 2008. XOMA is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its financial position or results of operations.

Concentration of Risk

Cash, cash equivalents, short-term investments, restricted cash and accounts receivable are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains money market funds and short-term investments that bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three months ended March 31, 2007, three customers represented 35%, 28% and 13% of total revenues. Two of these customers and two additional customers represented 38%, 21%, 20% and 12% of the $8.4 million billed and unbilled receivables outstanding at March 31, 2007. For the three months ended March 31, 2006, two customers represented 54% and 33% of total revenues and, as of March 31, 2006, there were billed and unbilled receivables of $5.6 million outstanding from these customers representing 60% and 34% of the balance.

Share-Based Compensation

The Company grants qualified and non-qualified share options, shares and other share related awards under various plans to directors, officers, employees and other individuals. To date, share-based compensation issued under these plans consists of qualified and non-qualified incentive share options and shares. Share options are granted at exercise prices of not less than the fair market value of the Company’s common shares on the date of grant. Generally, share options granted to employees fully vest four years from the grant date and expire ten years from the date of the grant or three months from the date of termination of employment (longer in case of death or certain retirements). Certain options granted to directors fully vest on the date of grant and certain options may fully vest upon a change of control of the Company. Additionally, the Company has an Employee Share Purchase Plan (“ESPP”) that allows employees to purchase Company shares at a purchase price equal to 95% of the closing price on the exercise date. For ESPP periods beginning prior to December 31, 2004, the purchase price per common share was 85% of fair market value at the lower of either the first day of the 24 month offering period or the last day of the period. As of March 31, 2007, the Company had approximately 4.9 million common shares reserved for future issuance under its share option plans and ESPP.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method.

The following table shows total share-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 (in thousands).

	Three Months Ended March 31,
	2007	2006
Research and development	$281	$156
General and administrative	481	234

Total share-based compensation expense	$762	$390

Basic and diluted net loss per common share was $0.01 higher for the three months ended March 31, 2007 as a result of SFAS 123R. Basic and diluted net loss per common share was not impacted for the three months ended March 31, 2006 as a result of SFAS 123R. There was no capitalized share-based compensation cost as of March 31, 2007. There were no recognized tax benefits during the three months ended March 31, 2007 and 2006. SFAS 123R had no impact on cash flows from operations or financing.

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

The fair value of share based awards was estimated using a Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
Dividend yield	0%	0%
Expected volatility	73%	81%
Risk-free interest rate	4.69%	4.61%
Expected life	5.3years	5.3 years

Share option activity for the three months ended March 31, 2007, is as follows:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2006	6,229,864	$4.22
Granted	1,471,800	3.36
Exercised	(26,668)	1.53
Forfeited, expired or canceled	(391,493)	5.12

Options outstanding at March 31, 2007	7,283,503	$4.01	6.98	$3,215

Options exercisable at March 31, 2007	4,276,565	$5.07	5.37	$1,306

Total intrinsic value of the options exercised for the three months ended March 31, 2007 was $29,000.

Unvested share activity for the three months ended March 31, 2007 is summarized below:

	Unvested Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested balance at December 31, 2006	1,984,128	$1.66
Granted	1,471,800	3.36
Vested	(338,848)	1.66
Forfeited, expired or cancelled	(110,142)	1.76

Unvested balance at March 31, 2007	3,006,938	$2.49

At March 31, 2007, there was $3.1 million of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 2.8 years.

Comprehensive Loss

Unrealized gains or losses on the Company’s available-for-sale securities are included in accumulated comprehensive loss. Comprehensive loss and its components for the three months ended March 31, 2007 and 2006, are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(15,928)	$(20,603)
Unrealized gain (loss) on securities available-for-sale	8	(10)

Comprehensive loss	$(15,920)	$(20,613)

Net Loss Per Common Share

Basic net loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share is based on the weighted average number of common shares and other dilutive securities outstanding during the period, provided that including these dilutive securities does not decrease the net loss per share.

The following outstanding securities were considered in the computation of diluted net loss per share. Those that are antidilutive were not included in the computation of diluted net loss per share (in thousands):

	March 31,
	2007	2006
Options for common shares	7,284	6,247
Warrants for common shares	125	125
Convertible preference shares, notes and related interest, as if converted	3,818	35,552

Receivables

Receivables consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Trade receivables	$8,698	$12,915
Unbilled receivables	187	148
Other receivables	319	383

Total	$9,204	$13,446

Total related parties receivables were $76,000 and $94,000 for the three months ended March 31, 2007 and December 31, 2006, respectively, of which $38,000 and $56,000 are included in Other receivables for the three months ended March 31, 2007 and December 31, 2006, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Accrued co-development	$2,242	$1,952
Accrued payroll costs	1,964	2,015
Accrued management incentive compensation	778	2,053
Accrued legal fees	602	535
Accrued accounting fees	103	341
Other	227	190

Total	$5,916	$7,086

2. CONVERTIBLE NOTES AND OTHER ARRANGEMENTS

In February of 2006, the Company completed an exchange offer with holders of its 6.5% convertible senior notes due 2012 in which the Company exchanged $60.0 million aggregate principal amount of its new 6.5% Convertible SNAPsSM due 2012 (the “New Notes”) for all $60.0 million aggregate principal amount of its then outstanding convertible senior notes due 2012. The Company also issued an additional $12.0 million of New Notes to the public for cash at a public offering price of 104% of principal, or $12.5 million. The New Notes were initially convertible into approximately 38.4 million common shares at a conversion rate of 533.4756 of common shares per $1,000 principal amount of New Notes, which is equivalent to a conversion price of approximately $1.87 per common share. The Company was able to automatically convert some or all of the New Notes on or prior to the maturity date if the closing price of its common shares exceeded 150% of the conversion price then in effect for at least 20 trading days during any consecutive 30 trading day period ending within five trading days prior to the notice of auto-conversion. If the Company elected to automatically convert, or if holders elected to voluntarily convert, some or all of the New Notes on or prior to February 10, 2010, it was required to pay or provide for additional interest equal to four years’ worth of interest less any interest paid or provided for (“additional interest payment feature”), on the principal amount so converted, prior to the date of conversion. Additional interest could be paid in cash or, solely at the Company’s option and subject to certain limitations, in its common shares valued at the conversion price then in effect.

The Company separately accounted for the additional interest payment feature of the New Notes as an embedded derivative instrument, which was measured at fair value and classified on the balance sheet with the convertible debt. Changes in the fair value of the embedded derivative were recognized in earnings as a component of other income (expense). The initial fair value of the derivative was subtracted from the carrying value of the debt, reflected as a debt discount, which was amortized as interest expense using the effective interest method through the date the notes were scheduled to mature, and separately reported as a derivative liability.

The additional New Notes were issued to the initial purchasers for net proceeds of $11.8 million. Debt issuance costs related to the New Notes of approximately $0.7 million were being amortized on a straight-line basis over the original 72 month life of the notes. Additional debt issuance costs of $2.0 million, related to the modification of the existing debt, were expensed as incurred with $1.1 million and $0.9 million expensed during the quarters ended March 31, 2006 and December 31, 2005, respectively.

At the time of note conversion, unamortized discount, premium and debt issuance costs related to the converted notes were charged to shareholders’ equity.

At December 31, 2006 convertible debt consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Convertible debt	$—	$41,363
Embedded derivative	—	5,207
Premium	—	253

Total	$—	$46,823

During the first quarter of 2007, $42.0 million of New Notes were voluntarily converted by holders through March 7, 2007, at which time the Company announced that it had elected the automatically convert 100% of the remaining $2.5 million of New Notes outstanding. As a result, during the quarter 25,640,187 shares were issued to effect the conversion of the principal balances. Additionally, the Company issued 1,889,317 shares and $5.2 million in cash to satisfy the remaining additional interest payment feature related to these converted New Notes. The Company recorded a $6.1 million charge to interest expense during the quarter ended March 31, 2007 as a result of the revaluation of the embedded derivative related to the additional interest feature of the convertible notes.

For the quarter ended March 31, 2006, $12.5 million of New Notes were converted into 8,412,324 common shares including 1,735,877 shares related to the additional interest payment feature of the notes. The Company recorded $8.0 million charge to interest expense as a result of an increase in the fair value of the embedded derivative instrument on its convertible debt including $2.5 million related to the converted notes.

For the three months ended March 31, 2007 and 2006, the Company incurred $0.2 million and $1.0 million, respectively, in interest expense payable on its convertible debt. Interest expense was payable on a semi-annual basis. Additionally, the Company amortized a net of $0.1 million and $0.2 million in debt issuance costs, premium and discount for the three months ended March 31, 2007 and 2006, respectively.

On November 9, 2006, XOMA (US) LLC entered into a five-year, $35.0 million term loan facility (“the facility”) with Goldman Sachs Specialty Lending Holdings Inc. and borrowed the full amount thereunder. The loan is guaranteed by the Company. Indebtedness under the facility will bear interest at an annual rate equal to six-month LIBOR plus 5.25%, which was 10.57% at March 31, 2007, and is secured by all rights to receive payments due XOMA (US) LLC relating to RAPTIVA®, LUCENTIS® and CIMZIA™ and other assets of the Company. Payments received by XOMA (US) LLC in respect of these payment rights, in addition to a standing reserve of the next semi-annual interest payment, will be held in a custodial account which is classified as restricted cash. This cash account and the interest earned thereon can be used solely for the payment of the semi-annual interest amounts due in March and September of each year and, at that time, amounts in excess of the interest reserve requirement may be used to pay down principal or be distributed back to the Company, at the discretion of the lender. XOMA (US) LLC may prepay indebtedness under the facility at any time, subject to certain prepayment premiums. XOMA (US) LLC is required to comply with a debt covenant determined by the ratio of royalties collected to interest payable. Proceeds from the loan will be used for general corporate purposes.

At March 31, 2007, the outstanding principal amount under this loan totaled $30.3 million and related restricted cash was $1.6 million. Debt issuance costs of $1.5 million are being amortized over the five year life of the loan and are disclosed as current and long-term debt issuance costs on the balance sheet. For the quarter ended March 31, 2007, the lender took down $4.7 million in principal and the Company incurred interest expense payable of $0.9 million and amortization of debt issuance costs of $0.3 million.

3. COLLABORATIVE AND OTHER ARRANGEMENTS

On February 28, 2007, the Company and Takeda announced that they had amended their existing collaboration agreement to increase the number of potential therapeutic antibody programs in oncology under the collaboration initiated in November of 2006. Under the agreement, Takeda will make upfront, annual maintenance and milestone payments to the Company, fund its R&D and manufacturing activities for preclinical and early clinical supplies and pay royalties on sales of products resulting from the collaboration. Takeda will be responsible for clinical trials and commercialization of drugs after an Investigational New Drug Application (“IND”) submission and is granted the right to manufacture once the product enters into Phase II clinical trials.

4. INCOME TAXES

On January 1, 2007, the Company adopted FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material effect on the Company.

The Company files income tax returns in the U.S. federal jurisdiction, state of California and Ireland. The Company’s federal income tax returns for tax years 2003 and beyond remain subject to examination by the Internal Revenue Service. The Company’s California and Irish income tax returns for tax years 2002 and beyond remain subject to examination by the Franchise Tax Board and Irish Revenue. In connection with the adoption of FIN 48, the Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

5. LEGAL PROCEEDINGS

In September of 2004, XOMA (US) LLC entered into a collaboration with Aphton for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. In May of 2006, Aphton Corporation (“Aphton”) filed for bankruptcy protection under Chapter 11, Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, No. 06-10510 (CSS). XOMA (US) LLC filed a proof of claim in the proceeding, as an unsecured creditor of Aphton, for approximately $594,000. Aphton and the Official Committee of Unsecured Creditors filed a Proposed Plan of Reorganization that would result in a liquidation of Aphton. The creditors have voted in favor of the plan, and the bankruptcy court has confirmed it. It is not presently known what, if any, distributions will be made to holders of unsecured claims.

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

Results of Operations

Revenues

Total revenues for the three months ended March 31, 2007 and 2006, were $12.3 million and $5.6 million, respectively.

License and collaborative fees were $4.4 million for the three months ended March 31, 2007, compared with $0.7 million for the three months ended March 31, 2006. These revenues include upfront and milestone payments related to the outlicensing of our products and technologies and other collaborative arrangements. The $3.7 million increase resulted primarily from the recognition, during the first quarter of 2007, of $4.3 million dollars in revenue remaining from the $10.0 million upfront collaboration fee received from Novartis AG (“Novartis”) in February of 2004. In February of 2007, we announced that pursuant to the terms of our collaboration agreement with Novartis, the mutual exclusivity obligation to conduct antibody discovery, development and commercialization work in oncology had ended. The expiration of this mutual obligation has no impact on the existing collaboration projects which have reached the development stage and the parties may continue to collaborate on a non-exclusive basis. Prior to the expiration of the exclusivity period, the upfront fee was being amortized over the expected five-year term of the exclusivity provision, or at a rate of $0.5 million a quarter.

Contract revenues were $4.4 million for the three months ended March 31, 2007, compared with $3.1 million for the three months ended March 31, 2006. The increase of $1.3 million resulted primarily from our contracts with Attenuon, LLC (“Attenuon”), AVEO Pharmaceuticals, Inc. (“AVEO”), Schering Plough Research Institute (“SPRI”), Taligen Therapeutics Inc. (“Taligen”), Takeda Pharmaceutical Company Limited (“Takeda”) and our July 2006 contract with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health, Department of Health and Human Services which is being funded with federal funds under Contract No. HHSN26620060008C/N01-A1-60008. This increase was partially offset by the completion of our contract, in October of 2006, with NIAID. The contract was entered into in March of 2005 and was 100% funded with federal funds from NIAID under Contract No. HHSN26620050004C.

Royalties were $3.5 million for the three months ended March 31, 2007, compared with $1.9 million for the three months ended March 31, 2006. The increase of $1.6 million resulted primarily from LUCENTIS® royalties which began in June of 2006 and, to a lesser extent, increases in RAPTIVA® royalties earned under our royalty arrangements with Genentech.

Operating Costs and Expenses

Research and development expenses consist of direct and research-related allocated overhead costs such as salaries and related personnel costs, patents, materials and supplies in addition to costs related to clinical trials to validate our testing processes and procedures and related overhead expenses. Research and development expenses include independent research and development and costs associated with collaborative research and development as well as contract research and development arrangements. Research and development expenses were $15.9 million for the three months ended March 31, 2007, compared with $12.2 million for the three months ended March 31, 2006. The $3.7 million increase primarily reflects an increase in spending for the development of XOMA 052, our collaborations with SPRI, our July 2006 contract with NIAID and our contracts with AVEO and Taligen, partially offset by decreased spending on our March 2005 NIAID contract and our collaboration agreement with Novartis.

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

	Three Months Ended March 31,
	2007	2006
Earlier stage programs	$13,548	$9,267
Later stage programs	2,381	2,914

Total	$15,929	$12,181

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements approximate the following (in thousands):

	Three Months Ended March 31,
	2007	2006
Internal projects	$11,122	$7,797
Collaborative and contract arrangements	4,807	4,384

Total	$15,929	$12,181

For the three months ended March 31, 2007, one development program (XOMA 052) accounted for more than 10% but less than 20%, and no development program accounted for more than 20% of our total research and development expenses. For the three months ended March 31, 2006, two development programs (Novartis and NIAID) accounted for more than 10% but less than 20% and no development program accounted for more than 20% of our total research and development expenses.

We currently anticipate that research and development expenses will continue to increase in 2007 as compared with 2006. We expect our spending on our oncology collaboration with Novartis and Lexicon Pharmaceuticals, Inc. (“Lexicon”) to continue as well as increases in spending on our collaborations with SPRI and Takeda, our contracts with NIAID, Taligen and AVEO, our development of XOMA 052, NEUPREX® and XOMA 629 and other new projects. Future research and development spending may also be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

General and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. General and administrative expenses for the three months ended March 31, 2007 and 2006, were $4.9 million and $5.1 million, respectively. The $0.2 million decrease primarily resulted from a decrease in legal and bank fees related to the conversion of the New Notes. This decrease is partially offset by the increases in compensation expense, professional fees and share-based compensation expense.

Other Income (Expense)

Investment and interest income for the three months ended March 31, 2007, was $0.6 million compared with $0.5 million for the three months ended March 31, 2006. Investment and interest income consists primarily of interest earned on our cash and investment balances.

Interest expense for the three months ended March 31, 2007, was $7.9 million compared with $9.4 million for the three months ended March 31, 2006. Interest expense for the three months ended March 31, 2007, consists of $6.1 million from the revaluation of the embedded derivative related to the additional interest feature of our convertible debt, of which $5.2 million was paid in cash as a result of the limitation on shares available and the remainder in share, $0.2 million of interest payable on our convertible debt, $0.1 million in net amortization of debt issuance costs, discount and premium on our convertible debt, $0.9 million of interest payable on our Goldman Sachs Specialty Lending Holding Inc. (“Goldman Sachs”) loan, $0.3 million in amortization of debt issuance costs on Goldman Sachs loan and $0.3 million of interest payable on our note with Novartis.

Interest expense for the three months ended March 31, 2006, was $9.4 million, compared with $0.7 million for the same period of 2005. Our 2006 interest expense consists of $8.0 million from the revaluation of the embedded derivative related to the additional interest feature of our convertible debt, $1.0 million of interest payable on our convertible debt, $0.2 million in net amortization of debt issuance costs, discount and premium on our convertible debt and $0.2 million of interest payable on our note with Novartis.

Accounting for Share-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method

During the three months ended March 31, 2007, we recognized $0.8 million in share-based compensation expense, as compared to $0.4 million for the three months ended March 31, 2006. At March 31, 2007, there was $3.1 million of unrecognized share-based compensation expense related to unvested shares with a weighted average remaining recognition period of 2.8 years.

Income Taxes

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”), which clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material effect on us.

We file income tax returns in the U.S. federal jurisdiction, state of California and Ireland. Our federal income tax returns for tax years 2003 and beyond remain subject to examination by the Internal Revenue Service. Our California and Irish income tax returns for tax years 2002 and beyond remain subject to examination by the Franchise Tax Board and Irish Revenue. In connection with the adoption of FIN 48, we will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at March 31, 2007, was $33.6 million compared with $46.4 million at December 31, 2006. This $12.8 million decrease primarily reflects cash used in operations of $9.0 million, cash used for $4.7 million in principal payments on our Goldman Sachs term loan and cash used in the purchase of fixed assets of $1.9 million partially offset by cash transferred from restricted cash of $2.7 million.

Cash used in operations for the three months ended March 31, 2007, consisted of a net loss of $15.9 million with non-cash addbacks for the revaluation of our embedded derivative of $6.1 million, depreciation and amortization of $1.9 million, equity related compensation of $2.1 million and a net decrease in assets of $3.9 million partially offset by cash payments for the additional interest feature of our convertible debt of $5.2 million, a decrease in net accrued interest of $1.4 million and a net decrease in liabilities of $0.5 million. During the three months ended March 31, 2007, we made payments of $6.6 million for interest on our convertible debt, $1.2 million for interest on our Goldman Sachs term loan, $0.3 million for interest on our note with Novartis and $0.6 million for our Management Incentive Compensation Program (“MICP”), which is paid in March of each year.

Cash used in operations for the three months ended March 31, 2006, consisted of a net loss of $20.6 million with non-cash addbacks for the revaluation of our embedded derivative of $8.0 million, depreciation and amortization of $1.4 million and equity related compensation of $1.5 million, offset by a net decrease in accrued interest of $0.9 million, an increase in assets of $1.2 million and a net decrease in liabilities of $1.9 million. During the three months ended March 31, 2006, we made payments of $2.6 million for debt issuance costs on our convertible debt, $2.0 million for interest on our convertible debt and $1.1 million for our MICP.

Net cash provided by investing activities for the three months ended March 31, 2007, was $3.2 million compared with $4.4 million used in investing activities for the three months ended March 31, 2006. The $7.6 million increase in cash for 2007 compared with 2006 reflected a $3.4 million increase in sales, net of purchases, of investments, a $1.5 million decrease in purchases of property and equipment and a transfer from restricted cash of $2.7 million.

Net cash used in financing activities for the three months ended March 31, 2007, was $4.6 million compared with net cash provided by financing activities of $12.0 million for the three months ended March 31, 2006. Financing activities for the three months ended March 31, 2007, consisted of $4.7 million in principal pay down of for the Goldman Sachs term loan partially offset by $0.1 million in proceeds from the issuance of common shares related to stock-option exercises. Financing activities for the three months ended March 31, 2006, consisted of $12.5 million in proceeds from the issuance of convertible notes, offset by $0.5 million in debt issuance costs.

On November 9, 2006, XOMA (US) LLC entered into a five-year, $35.0 million term loan facility (“the facility”) with Goldman Sachs and borrowed the full amount thereunder. The loan is guaranteed by XOMA. Indebtedness under the facility will bear interest at an annual rate equal to six-month LIBOR plus 5.25%, which was 10.57% at March 31, 2007, and is secured by all rights to receive payments due XOMA (US) LLC relating to RAPTIVA®, LUCENTIS® and CIMZIA™ and other assets. Payments received by XOMA (US) LLC in respect of these payment rights, in addition to a standing reserve of the next semi-annual interest payment, will be held in a custodial account which is classified as restricted cash. This cash account and the interest earned thereon can be used solely for the payment of the interest amounts in March and September of each year and, at that time, amounts in excess of the interest reserve requirement may be used to pay down principal or be distributed back to us, at the discretion of the lender. XOMA (US) LLC may prepay indebtedness under the facility at any time, subject to certain prepayment premiums. XOMA (US) LLC is required to comply with a debt covenant determined by the ratio of royalties collected to interest payable. Proceeds from the loan will be used for general corporate purposes.

At March 31, 2007, the outstanding principal amount under this loan totaled $30.3 million and the balance in restricted cash was $1.6 million. Debt issuance costs of $1.5 are being amortized on a straight-line basis over the five year life of the loan and are disclosed as current and long-term debt issuance costs on the balance sheet. For the three months ended March 31, 2007, the lender took down $4.7 million in principal and we incurred interest expense payable of $0.9 million and amortization of debt issuance costs of $0.3 million.

In February of 2006, we completed an exchange offer with holders of our 6.5% convertible senior notes due 2012 in which we exchanged $60.0 million aggregate principal amount of our new 6.5% Convertible SNAPsSM due 2012 (the “New Notes”) for all $60.0 million aggregate principal amount of our then outstanding convertible senior notes due 2012. We also issued an additional $12.0 million of New Notes to the public for cash at a public offering price of 104% of principal, or $12.5 million. The New Notes were initially convertible into approximately 38.4 million common shares at a conversion rate of 533.4756 of common shares per $1,000 principal amount of New Notes, which is equivalent to a conversion price of approximately $1.87 per common share. In addition, we were able to automatically convert some or all of the New Notes on or prior to the maturity date if the closing price of our common shares has exceeded 150% of the conversion price then in effect for at least 20 trading days during any consecutive 30 trading day period ending within five trading days prior to the notice of auto-conversion. If we elected to automatically convert, or if holders elected to voluntarily convert, some or all of the New Notes on or prior to February 10, 2010, we were required to pay or provide for additional interest equal to four years’ worth of interest less any interest paid or provided for, on the principal amount so converted, prior to the date of conversion. Additional interest could be paid in cash or, solely at our option and subject to certain limitations, in our common shares valued at the conversion price then in effect.

We separately accounted for the additional interest payment feature of the New Notes as an embedded derivative instrument, which was measured at fair value and classified on the balance sheet with the convertible debt. Changes in the fair value of the embedded derivative were recognized in earnings as a component of other income (expense). The initial fair value of the derivative was subtracted from the carrying value of the debt, reflected as a debt discount, which was amortized as interest expense using the effective interest method through the date the notes were scheduled to mature, and separately reported as a derivative liability.

The additional New Notes were issued to the initial purchasers for net proceeds of $11.8 million. Debt issuance costs related to the New Notes of approximately $0.7 million were being amortized on a straight-line basis over the original 72 month life of the notes. Additional debt issuance costs of $2.0 million, related to the modification of the existing debt, were expensed as incurred with $1.1 million and $0.9 million expensed during the quarters ended March 31, 2006 and December 31, 2005, respectively.

At the time of note conversion, unamortized discount, premium and debt issuance costs related to the converted notes was charged to shareholder’s equity.

During the first quarter of 2007, $42.0 million of New Notes were voluntarily converted by holders through March 7, 2007, at which time we announced that we had elected to automatically convert 100% of the remaining $2.5 million of New Notes outstanding. As a result, during the quarter 25,640,187 shares were issued to effect the conversion of the principal balances. Additionally, we issued 1,889,317 shares and $5.2 million in cash to satisfy the remaining additional interest payment feature related to these converted New Notes. We recorded a $6.1 million charge to interest expense during the quarter ended March 31, 2007 as a result of the revaluation of the embedded derivative related to the additional interest feature of the convertible notes.

For the three months ended March 31, 2006, $12.5 million of New Notes were converted into 8,412,324 common shares including 1,735,877 shares related to the additional interest payment feature of the notes. We recorded $8.0 million in interest expense as a result of an increase in the fair value of the embedded derivative instrument on our convertible debt including $2.5 million related to the converted notes.

For the three months ended March 31, 2007 and 2006, we incurred $0.2 million and $1.0 million, respectively, in interest expense payable on our convertible debt. Interest expense was payable on a semi-annual basis. Additionally, we amortized a net of $0.1 million and $0.2 million, respectively, in debt issuance costs, premium and discount for the three months ended March 31, 2007 and 2006.

We expect our cash, cash equivalents and short-term investments to decrease during 2007 as a result of the use of cash to fund ongoing operations and capital investments. Additional licensing and antibody discovery collaboration agreements may positively impact our cash balances.

Based on current spending levels, anticipated revenues, collaborator funding, proceeds from our convertible note offerings in February of 2005 and February of 2006, proceeds from our November 2006 term loan and other sources of funding we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through at least 2008. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. For a further discussion of the risks related to our business and their effects on our cash flow and ability to raise new funding on acceptable terms, see “Risk Factors” included in Item 1A.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition and recognition of research and development expenses to be critical policies. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2007, except as noted below, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 8, 2007.

Income Taxes

We account for uncertain tax positions in accordance with FIN 48. The application of income tax law is inherently complex and the laws and regulations in this area are voluminous and often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

Recent Accounting Pronouncements

In September of 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS will be effective beginning with the first annual period after November 15, 2007. We are still evaluating what impact, if any, the adoption of this standard will have on our financial position or results of operations.

In February of 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issuance costs. The fair value election is irrevocable and generally made on an instrument–by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted by XOMA in the first quarter of fiscal 2008. We are currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on our consolidated results of operations and financial condition.

Recent Developments

In February of 2007, Takeda and we announced that we amended our existing agreement to increase the number of potential therapeutic antibody programs under the collaboration initiated in November of 2006.

On April 12, 2007, we announced plans to initiate clinical testing of XOMA 052, a potent anti-inflammatory monoclonal antibody targeting Interleukin I-beta (IL-1ß), in Type 2 diabetes patients. We plan to initiate two Phase I clinical trials this year in Type 2 diabetes patients addressing the role of IL-1ß in the disease. One trial will run in the U.S. and the other in Europe. We are currently evaluating plans to expand the development of XOMA 052 into additional autoimmune/inflammatory indications including osteoarthritis, rheumatoid arthritis, systemic juvenile idiopathic arthritis and others.

Forward-Looking Information And Cautionary Factors That May Affect Future Results

Certain statements contained herein related to the sufficiency of our cash resources, levels of future revenues, losses, expenses and cash, future sales of approved products, as well as other statements related to current plans for product development and existing and potential collaborative and licensing relationships, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, the period for which our cash resources are sufficient could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated, if anticipated revenues or cost sharing arrangements do not materialize, if funds are not otherwise available on acceptable terms; revenue levels may be other than as expected if sales of approved products are lower than expected; losses may be other than as expected for any of the reasons affecting revenues and expenses; expense levels and cash utilization may be other than as expected due to unanticipated changes in our research and development programs; and the sales efforts for approved products may not be successful if the parties responsible for marketing and sales fail to meet their commercialization goals, due to the strength of the competition, if physicians do not adopt the product as treatment for their patients or if remaining regulatory approvals are not obtained. These and other risks, including those related to the results of pre-clinical testing; the timing or results of pending and future clinical trials (including the design and progress of clinical trials; safety and efficacy of the products being tested; action, inaction or delay by the FDA, European or other regulators or their advisory bodies; and analysis or interpretation by, or submission to, these entities or others of scientific data); changes in the status of existing collaborative relationships; the ability of collaborators and other partners to meet their obligations; our ability to meet the demand of the United States government agency with which we have entered our first government contract; competition; market demands for products; scale-up and marketing capabilities; availability of additional licensing or collaboration opportunities; international operations; share price volatility; our financing needs and opportunities; uncertainties regarding the status of biotechnology patents; uncertainties as to the costs of protecting intellectual property; and risks associated with our status as a Bermuda company, are described in more detail in “Item 1A – Risk Factors”.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our loan facilities. By policy, we make our investments in high quality debt securities, limit the amount of credit exposure to any one issuer, limit duration by restricting the term of the instrument and hold investments to maturity except under rare circumstances. We do not invest in derivative financial instruments.

In November of 2006, we entered into a five-year senior term loan facility in the aggregate amount of $35.0 million with the principal due at maturity. As of March 31, 2007, $30.3 million was outstanding under this facility. Interest on the facility will be at a rate of USD six month LIBOR plus 5.25%, which was 10.57% at March 31, 2007.

In February of 2005, we issued $60.0 million of 6.5% convertible senior notes due 2012. In February of 2006, we completed an exchange offer for all $60.0 million of our 6.5% convertible senior notes due 2012 for $60.0 million of 6.5% convertible SNAPsSM due 2012 (the “New Notes”) and issued an additional $12.0 million of New Notes to the public for cash. The interest rate and amount of principal of the previously outstanding notes and the New Notes were fixed. The New Notes included an additional interest feature which was accounted for as an embedded derivative which was measured at fair value. Changes in the fair value of the embedded derivative were recognized in earnings as interest expense. As of March 31, 2007, all of these notes had been converted into common shares.

As of March 31, 2007, we have drawn down $16.4 million against the Novartis $50.0 million loan facility that is due in 2015 at an interest rate of USD six month LIBOR plus 2% which was 7.37% at March 31, 2007.

We estimate that a hypothetical 100 basis point change in interest rates could increase or decrease our interest expense by approximately $473,000 on an annualized basis.

We hold interest-bearing instruments that are classified as cash, cash equivalents and short-term investments. Fluctuations in interest rates can affect the principal values and yields of fixed income investments. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed income investments could lose value. The following table presents the amounts and related weighted interest rates of our cash and investments at March 31, 2007 and December 31, 2006, (in thousands, except interest rate):

	Maturity	Carrying Amount (in thousands)	Fair Value (in thousands)	Average Interest Rate
March 31, 2007
Cash and cash equivalents	Daily	$17,513	$17,513	5.62%
Short-term investments	Less than 1 year	16,069	16,068	5.30%
December 31, 2006
Cash and cash equivalents	Daily	$28,002	$28,002	4.91%
Short-term investments	Less than 1 year	18,392	18,381	4.30%

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

In September of 2004, XOMA (US) LLC entered into a collaboration with Aphton Corporation (“Aphton”) for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. In May of 2006, Aphton filed for bankruptcy protection under Chapter 11, Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, No. 06-10510 (CSS). XOMA (US) LLC filed a proof of claim in the proceeding, as an unsecured creditor of Aphton, for approximately $594,000. Aphton and the Official Committee of Unsecured Creditors filed a Proposed Plan of Reorganization that would result in a liquidation of Aphton. The creditors have voted in favor of the plan, and the bankruptcy court has confirmed it. It is not presently known what, if any, distributions will be made to holders of unsecured claims.

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

Currently, our revenues rely significantly upon sales of RAPTIVA® and LUCENTIS®, in which we have only royalty interests. RAPTIVA® was approved by the FDA on October 27, 2003, for the treatment of chronic moderate-to-severe plaque psoriasis in adults who are candidates for systemic therapy or phototherapy. Genentech and Merck Serono S.A. (previously Serono, S.A.) (“Serono”), Genentech’s international marketing partner for RAPTIVA®, are responsible for the marketing and sales effort in support of this product. In September of 2004, Serono announced that RAPTIVA® had received approval for use in the European Union and the product was launched in several European Union countries in the fourth quarter of 2004. We are evaluating the impact of Merck KGaA’s acquisition of Serono S.A., in January of 2007, but do not yet know what effect it will have on sales of RAPTIVA®. LUCENTIS® was approved by the FDA on June 30, 2006, and in the European Union in January of 2007, for the treatment of age-related macular degeneration. Genentech and Novartis, Genentech’s international marketing partner for LUCENTIS®, are responsible for the marketing and sales effort in support of this product. We have no role in marketing and sales efforts, and Genentech, Serono and Novartis do not have an express contractual obligation to us regarding the marketing or sales of RAPTIVA® or LUCENTIS®.

Under our current arrangements with Genentech, we are entitled to receive royalties on worldwide sales of RAPTIVA® and LUCENTIS®. Successful commercialization of these products is subject to a number of risks, including, but not limited to:

•	Genentech’s, Serono’s and Novartis’ willingness and ability to implement their marketing and sales effort and achieve sales;

•	the strength of competition from other products being marketed or developed to treat psoriasis and age-related macular degeneration;

•	the occurrence of adverse events which may give rise to safety concerns;

•	physicians’ and patients’ acceptance of RAPTIVA® as a treatment for psoriasis and LUCENTIS® as a treatment for age-related macular degeneration;

•	Genentech’s ability to provide manufacturing capacity to meet demand for the products; and

•	pricing and reimbursement issues.

According to Genentech, United States sales of RAPTIVA® for the first quarter of 2007 were $23.8 million, compared with $21.4 million for the first quarter of 2006. Serono’s quarterly sales figures for RAPTIVA® are no longer publicly available. According to Genentech, United States sales of LUCENTIS® were $210.6 million for the first quarter of 2007. LUCENTIS® sales began on June 30, 2006, upon its approval by regulatory agencies. Given our current reliance on RAPTIVA® and LUCENTIS® as principal sources of our revenues, any material adverse developments with respect to the commercialization of RAPTIVA® or LUCENTIS® may cause our revenues to decrease and may cause us to incur losses in the future.

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

Based on current spending levels, anticipated revenues, collaborator funding, proceeds from our convertible note offerings in February of 2005 and February of 2006, proceeds from our November 2006 term loan and other sources of funding we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through at least 2008. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. As a result, we do not know when or whether:

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

As of March 31, 2007, we (including our subsidiaries) had approximately $46.7 million of indebtedness outstanding. We may not be able to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We and our subsidiaries may also incur additional debt that may be secured. In connection with our collaboration with Novartis, Novartis has extended a line of credit to us (through our U.S. subsidiary) for $50.0 million to fund up to 75% of our expenses thereunder, of which $16.4 million was drawn as of March 31, 2007. This line of credit is secured by a pledge of our interest in the collaboration. On November 9, 2006, XOMA (US) LLC entered into a five-year, $35.0 million term loan facility with Goldman Sachs and borrowed the full amount thereunder. As of March 31, 2007, $30.3 million was outstanding under this facility. The loan is guaranteed by XOMA and is secured by the payment rights due to XOMA (US) LLC relating to RAPTIVA®, LUCENTIS® and CIMZIA™. As a result, these assets will not be available to XOMA or any other lender to secure future indebtedness.

Our level of debt and debt service obligations could have important effects on us and our investors. These effects may include:

•	making it more difficult for us to satisfy our obligations with respect to our debt;

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

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe that most of our products will be regulated by the FDA as therapeutic biologics. Initiation of clinical trials requires approval by health authorities. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with FDA and ICH Good Clinical Practices and the European Clinical Trials Directive under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Other national, foreign and local regulations may also apply. The developer of the drug must provide information relating to the characterization and controls of the product before administration to the patients participating in the clinical trials. This requires developing approved assays of the product to test before administration to the patient and during the conduct of the trial. In addition, developers of pharmaceutical products must provide periodic data regarding clinical trials to the FDA and other health authorities, and these health authorities may issue a clinical hold upon a trial if they do not believe, or cannot confirm, that the trial can be conducted without unreasonable risk to the trial participants. We cannot assure you that U.S. and foreign health authorities will not issue a clinical hold with respect to any of our clinical trials in the future.

The results of the preclinical studies and clinical testing, together with chemistry, manufacturing and controls information, are submitted to the FDA and other health authorities in the form of a new drug application for a pharmaceutical product, and in the form of a biologics license application for a biological product, requesting approval to commence commercial sales. In responding to a new drug application or an antibody license application, the FDA or foreign health authorities may grant marketing approvals, request additional information or further research, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. Regulatory approval of a new drug application, biologics license application, or supplement is never guaranteed, and the approval process can take several years and is extremely expensive. The FDA and foreign health authorities have substantial discretion in the drug and biologics approval processes. Despite the time and expense incurred, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical, clinical or manufacturing-related studies.

Changes in the regulatory approval policy during the development period, changes in, or the enactment of additional regulations or statutes, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. Even if the FDA or other regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product. Even for approved products such as RAPTIVA® and LUCENTIS®, the FDA may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials, and may subsequently withdraw approval based on these additional trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. State regulations may also affect our proposed products. The FDA has substantial discretion in both the product approval process and manufacturing facility approval process and, as a result of this discretion and uncertainties about outcomes of testing, we cannot predict at what point, or whether, the FDA will be satisfied with our or our collaborators’ submissions or whether the FDA will raise questions which may be material and delay or preclude product approval or manufacturing facility approval. As we accumulate additional clinical data, we will submit it to the FDA, which may have a material impact on the FDA product approval process.

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

The timing of the commencement, continuation and completion of clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, and shortages of available drug supply. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. In addition, we will conduct clinical trials in foreign countries in the future which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign clinical research organizations, as well as expose us to risks associated with foreign currency transactions insofar as we might desire to use U.S. dollars to make contract payments denominated in the foreign currency where the trial is being conducted.

All of our products are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would satisfactorily support the filing of an IND (or a foreign equivalent) with respect to our potential products. Even if these applications would be or have been filed with respect to our products, the results of preclinical studies do not necessarily predict the results of clinical trials. Similarly, early-stage clinical trials in healthy volunteers do not predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular products. In addition, there can be no assurance that the design of our clinical trials is focused on appropriate indications, patient populations, dosing regimens or other variables which will result in obtaining the desired efficacy data to support regulatory approval to commercialize the drug. Preclinical and clinical data can be interpreted in different ways. Accordingly, FDA officials or officials from foreign regulatory authorities could interpret the data in different ways than we or our partners do, which could delay, limit or prevent regulatory approval.

Administering any of our products or potential products may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects that we have observed in preclinical studies for some compounds in a particular research and development program may occur in preclinical studies or clinical trials of other compounds from the same program. Such toxicities or adverse effects could delay or prevent the filing of an IND (or a foreign equivalent) with respect to such products or potential products or cause us to cease clinical trials with respect to any drug candidate. In clinical trials, administering any of our products to humans may produce adverse effects. These adverse effects could interrupt, delay or halt clinical trials of our products and could result in the FDA or other regulatory authorities denying approval of our products for any or all targeted indications. The FDA, other regulatory authorities, our partners or we may suspend or terminate clinical trials at any time. Even if one or more of our products were approved for sale, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA to impose restrictions on, or stop, the further marketing of such drugs. Indications of potential adverse effects or toxicities which may occur in clinical trials and which we believe are not significant during the course of such clinical trials may later turn out to actually constitute serious adverse effects or toxicities when a drug has been used in large populations or for extended periods of time. Any failure or significant delay in completing preclinical studies or clinical trials for our products, or in receiving and maintaining regulatory approval for the sale of any drugs resulting from our products, may severely harm our reputation and business.

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

We have experienced significant losses and, as of March 31, 2007, we had an accumulated deficit of $743.5 million.

For the three months ended March 31, 2007, we had a net loss of approximately $15.9 million or $0.14 per common share (basic and diluted). For the year ended December 31, 2006, we had net loss of approximately $51.8 million or $0.54 per common share (basic and diluted).

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

•

In November of 2001, we entered into collaboration with Millennium to develop two of Millennium’s products for certain vascular inflammation indications. In October of 2003, we announced that we had discontinued one of these products, MLN2201. In December of 2003, we announced the initiation of Phase I testing on the other product, MLN2222. As of May 2006, we completed the transfer of the data from the Phase I study to Millennium as per our amended agreement.

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

•

In March of 2005, we entered into a contract with NIAID to produce three monoclonal antibodies designed to protect United States citizens against the harmful effects of botulinum neurotoxin potentially used in bioterrorism. In July of 2006, we entered into an additional contract with NIAID for the development of an appropriate formulation for human administration of these three antibodies in a single injection.

•	In June of 2005, we announced the formation of a collaboration to jointly develop and commercialize antibody drugs for certain targets discovered by Lexicon.

•

In May of 2006, we entered into a collaboration agreement with the SPRI division of Schering Corporation for therapeutic monoclonal antibody discovery and development. SPRI selected the first target at the inception of the agreement and, in December of 2006, exercised its right to initiate the additional discovery and development programs.

•

In November of 2006, we entered into a collaboration agreement with Takeda for therapeutic monoclonal antibody discovery and development. In February of 2007, Takeda and we announced that we amended our existing agreement to increase the number of potential therapeutic antibody programs under the collaboration initiated in November of 2006.

•

We have licensed our BCE technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 45 companies. As of March 31, 2007, we were aware of one antibody product manufactured using this technology that has received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular (wet) age-related macular degeneration, and one antibody product manufactured using this technology that is in late-stage clinical testing, UCB’s CIMZIA™ (certolizumab pegol, CDP870) an anti-TNF alpha antibody fragment for rheumatoid arthritis and Crohn’s disease.

Because our collaborators and licensees are independent third parties, they may be subject to different risks than we are and have significant discretion in determining the efforts and resources they will apply. If these collaborators and licensees do not successfully develop and market these products, we may not have the capabilities, resources or rights to do so on our own. We do not know whether our collaborators or licensees will successfully develop and market any of the products that are or may become the subject of one of our collaboration or licensing arrangements. In particular, each of these arrangements provides for either sharing of collaboration expenses, which means that not only we but our collaborators must have sufficient available funds for the collaborations to continue, or funding solely by our collaborators or licensees. In addition, our collaboration with Novartis provides for funding by it in the form of a line of credit to us, and we cannot be certain that Novartis will provide the necessary funds available when we attempt to draw on the line of credit. Furthermore, our contracts with NIAID contain numerous standard terms and conditions provided for in the applicable federal acquisition regulations and customary in many government contracts. Uncertainty exists as to whether we will be able to comply with these terms and conditions in a timely manner, if at all. In addition, given our relative lack of experience in programs under contract with government agencies, we are uncertain as to the extent of NIAID’s demands and the flexibility that will be granted to us in meeting those demands. Lastly, CIMZIA™ (certolizumab pegol, CDP870) has not received marketing approval from the FDA or any foreign governmental agency, and therefore we cannot assure you that it will prove to be safe and effective, will be approved for marketing or will be successfully commercialized.

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

•

In September of 2004, we entered into collaboration with Aphton for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. In January of 2006, Aphton announced that its common stock had been delisted from Nasdaq. In May of 2006, Aphton filed for bankruptcy protection under Chapter 11, Title 11 of the United States Bankruptcy Code.

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

There can be no assurance that the market price of our common shares will not decline below its present market price or that there will be an active trading market for our common shares. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. We have experienced significant volatility in the price of our common shares. From January 1, 2006 through May 7, 2007, our share price has ranged from a high of $3.43 to a low of $3.28. On May 7, 2007, the closing price of the common shares as reported on the Nasdaq National Market was $3.33 per share. Factors contributing to such volatility include, but are not limited to:

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

•

in April of 2007, Abbott Laboratories announced that it has simultaneously submitted applications to the FDA and the European Medicines Agency seeking approval to market its rheumatoid arthritis and psoriatic arthritis drug Humira™ as a treatment for the same psoriasis indication as RAPTIVA®;

•

in September of 2006, Centocor, Inc. (“Centocor”) announced that its rheumatoid arthritis and Crohn’s disease drug, Remicade® (infliximab), has been approved by the FDA for the treatment of adult patients with chronic severe (i.e. extensive and/or disabling) plaque psoriasis who are candidates for systemic therapy and when other systemic therapies are medically less appropriate. This drug had already been approved to treat plaque psoriasis in the European Union and psoriatic arthritis in the United States and, in combination with methotrexate, in the European Union;

•

Biogen Idec Inc. (“Biogen”) sold its worldwide rights to Amevive®, which has been approved in the United States and Canada to treat the same psoriasis indication as RAPTIVA®, to Astellas Pharma US, Inc., in April of 2006;

•

Biogen and Fumapharm AG (“Fumapharm”) have taken their psoriasis-treating pill, BG-12 (dimethyl fumarate), through a Phase III trial in Germany in which, according to the companies, the product significantly reduced psoriasis symptoms in patients, and Biogen acquired Fumapharm in June of 2006;

•

Isotechnika, Inc. has completed a Canadian Phase III trial of ISA247, a trans-isomer of a cyclosporine analog, in 450 patients with moderate to severe psoriasis, achieving all efficacy endpoints, as well as a Phase III extension trial, and, in January of 2007, announced that it has initiated enrollment in a 500-patient second Canadian/European phase III trial;

•	UCB has announced that it has completed a Phase II clinical trial of CIMZIA™ in psoriasis with positive results;

•

in February of 2007, Centocor announced positive results from a Phase II clinical trial in moderate to severe plaque psoriasis of CNTO 1275, a fully-human monoclonal antibody that targets the cytokines interleukin-12 (IL-12) and interleukin-23 (IL-23) and that the product was in Phase III clinical development in the same indication; and

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

In collaboration with Novartis, we are co-developing a humanized antibody to the target CD40, and, at the current time, there are several CD40-related programs under development, mostly focused on the development of CD40 ligand products. For example, SGN-40 is a humanized monoclonal antibody under development by Seattle Genetics, Inc. (“Seattle Genetics”) and Genentech which targets CD40 antigen. Seattle Genetics is currently conducting a phase II clinical trial for patients with diffuse large B-cell lymphoma, the most common type of aggressive non-Hodgkin’s lymphoma, and phase I trials for patients with multiple myeloma or chronic lymphocytic leukemia. In January of 2007, Seattle Genetics entered into an exclusive worldwide license agreement with Genentech to develop and commercialize SGN-40. Under the agreement, Genentech will fund future research, development, manufacturing and commercialization costs. In January of 2007, Kirin Brewery Company, Limited and Astellas Pharma Inc. announced that they have entered into a license and collaborative research and development agreement under which they will exclusively collaborate in developing and marketing a fully human anti-CD40 antagonistic monoclonal antibody worldwide with a first target indication of prophylaxis of organ rejection associated with organ transplantation.

It is possible that other companies may be developing other products based on the same human protein as our NEUPREX® product, and these products may prove to be more effective than NEUPREX®.

In April 2007, XOMA announced plans to initiate clinical testing of XOMA 052, a potent anti-inflammatory monoclonal antibody targeting Interleukin 1-beta (IL-1beta), in Type 2 diabetes patients. It is possible that other companies may be developing other products based on the same therapeutic target as XOMA 052 and that these products may prove more effective than XOMA 052. As of May 2007, we are aware that:

•

Amgen has been developing AMG 108, a fully human monoclonal antibody that targets inhibition of the action of IL-1, and they announced the initiation of a Phase II safety trial in rheumatoid arthritis patients in September 2006;

•

Renegeron Pharmaceuticals, Inc. has been developing rilonacept or IL-1 Trap, a long-acting IL-1 inhibitor, which showed positive phase III clinical data in Cryopyrin-Associated Periodic Syndromes (CAPS) and that they reported in February 2007 plans to file a BLA in the second quarter of 2007 upon completion of a 24-week open label study. They also reported that he FDA had granted Orphan Drug status and Fast Track designation to the IL-1 Trap for the treatment of CAPS; and

•

Novartis has been developing ACZ885, a fully human anti-IL-1beta monoclonal antibody, and that they reported positive results in phase I proof of concept clinical trials in rheumatoid arthritis and in Muckle-Wells syndrome in June 2006.

Even if we or our third party collaborators or licensees bring products to market, we may be unable to effectively price our products or obtain adequate reimbursement for sales of our products, which would prevent our products from becoming profitable.

If we or our third party collaborators or licensees succeed in bringing our product candidates to the market, we or they may not be considered cost-effective, and reimbursement to the patient may not be available or may not be sufficient to allow us to sell our products on a competitive basis. In both the United States and elsewhere, sales of medical products and treatments are dependent, in part, on the availability of reimbursement to the patient from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for pharmaceutical products and services. Our business is affected by the efforts of government and third-party payors to contain or reduce the cost of health care through various means. In the United States, there have been and will continue to be a number of federal and state proposals to implement government controls on pricing. In addition, the emphasis on managed care in the United States has increased and will continue to increase the pressure on the pricing of pharmaceutical products. We cannot predict whether any legislative or regulatory proposals will be adopted or the effect these proposals or managed care efforts may have on our business.

Health care reform measures and other statutory or regulatory changes could adversely affect our business.

The pharmaceutical and biotechnology industries are subject to extensive regulation, and from time to time legislative bodies and governmental agencies consider changes to such regulations that could have significant impact on industry participants. For example, in light of recent highly-publicized safety issues regarding certain drugs that had received marketing approval, the U.S. Congress is considering various proposals regarding drug safety, including some which would require additional safety studies and monitoring and could make drug development more costly. We are unable to predict what additional legislation or regulation, if any, relating to safety or other aspects of drug development may be enacted in the future or what effect such legislation or regulation would have on our business.

The business and financial condition of pharmaceutical and biotechnology companies are also affected by the efforts of governments, third-party payors and others to contain or reduce the costs of health care to consumers. In the United States and various foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system, such as proposals relating to the reimportation of drugs into the U.S. from other countries (where they are then sold at a lower price) and government control of prescription drug pricing. The pendency or approval of such proposals could result in a decrease in our share price or limit our ability to raise capital or to obtain strategic collaborations or licenses.

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

We had approximately 280 employees as of March 31, 2007, and we anticipate that we will require additional experienced executive, accounting, research and development, legal, administrative and other personnel in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

We are authorized to issue, without shareholder approval, 1,000,000 preference shares, of which 2,959 were issued and outstanding as of March 31, 2007, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common shares. In addition, we are authorized to issue, without shareholder approval, up to 210,000,000 common shares, of which 131,670,777 were issued and outstanding as of March 31, 2007. If we issue additional equity securities, the price of our common shares may be materially and adversely affected.

If the trading price of our common shares fails to comply with the continued listing requirements of The Nasdaq National Market, we would face possible delisting, which would result in a limited public market for our common shares and make obtaining future debt or equity financing more difficult for us.

If we do not continue to comply with the continued listing requirements for The Nasdaq National Market, then Nasdaq may provide written notification regarding the delisting of our securities. At that time, we would have the right to request a hearing to appeal on Nasdaq’s determination and would also have the option to apply to transfer our securities to The Nasdaq SmallCap Market.

We cannot be sure that our price will comply with the requirements for continued listing of our common shares on The Nasdaq National Market, or that any appeal of a decision to delist our common shares will be successful. If our common shares lose their status on Nasdaq’s National Market and we are not successful in obtaining a listing on The Nasdaq SmallCap Market, our common shares would likely trade in the over-the-counter market.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number
10.48	First Amendment to Collaboration Agreement, effective as of February 28, 2007, by and between Takeda Pharmaceutical Company Limited and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)

31.1	Certification of John L. Castello, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of J. David Boyle II, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of John L. Castello, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of J. David Boyle II, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated May 10, 2007, furnished herewith

XOMA Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Ltd.

Date: May 10, 2007	By:	/s/ JOHN L. CASTELLO
John L. Castello
Chairman of the Board, President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ J. DAVID BOYLE II
J. David Boyle II
Vice President, Finance and Chief Financial Officer