Form 10-Q
period 2007-06-30
XOMA LTD /DE/
filed 2007-08-08
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer  ☐                Accelerated Filer  ☒                Non-Accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 06, 2007
Common shares US$.0005 par value	131,754,399

XOMA Ltd.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA Ltd.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,174	$28,002
Short-term investments	6,805	18,381
Restricted cash	5,215	4,330
Receivables	12,257	13,446
Prepaid expenses	1,270	1,061
Debt issuance costs	254	668

Total current assets	42,975	65,888
Property and equipment, net	23,230	22,434
Debt issuance costs – long-term	849	2,661
Deposits and Other	495	495

Total assets	$67,549	$91,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
(NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$5,022	$4,186
Accrued liabilities	6,625	7,086
Accrued interest	870	1,794
Deferred revenue	7,681	9,601

Total current liabilities	20,198	22,667
Deferred revenue – long-term	11,871	8,768
Convertible debt – long-term	—	46,823
Interest bearing obligation – long-term	49,249	51,393

Total liabilities	81,318	129,651
Commitments and contingencies
Shareholders’ equity (net capital deficiency):
Preference shares, $.05 par value, 1,000,000 shares authorized
Series A, 210,000 designated, no shares issued and outstanding	—	—
Series B, 8,000 designated, 2,959 shares issued and outstanding; aggregate liquidation preference of $29.6 million	1	1
Common shares, $.0005 par value, 210,000,000 shares authorized, 131,730,649 and 105,454,389 shares outstanding at June 30, 2007 and December 31, 2006, respectively	66	53
Additional paid-in capital	737,963	689,315
Accumulated comprehensive loss	—	(9)
Accumulated deficit	(751,799)	(727,533)

Total shareholders’ equity (net capital deficiency)	(13,769)	(38,173)

Total liabilities and shareholders’ equity (net capital deficiency)	$67,549	$91,478

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
License and collaborative fees	$130	$731	$4,548	$1,385
Contract and other revenue	9,747	4,681	14,106	7,775
Royalties	4,259	2,100	7,734	3,956

Total revenues	14,136	7,512	26,388	13,116

Operating costs and expenses:
Research and development (including contract related of $5,675 and $2,672 for the three months ended June 30, 2007 and 2006, respectively, and $9,224 and $4,611, respectively, for the six months ended June 30, 2007 and 2006, respectively)	17,315	12,104	33,244	24,285
General and administrative	4,352	4,386	9,261	9,439

Total operating costs and expenses	21,667	16,490	42,505	33,724

Loss from operations	(7,531)	(8,978)	(16,117)	(20,608)
Other income (expense):
Investment and interest income	377	385	978	842
Interest income/(expense)	(1,184)	2,681	(9,117)	(6,745)
Other expense	—	(3)	(10)	(7)

Net loss	$(8,338)	$(5,915)	$(24,266)	$(26,518)

Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.20)	$(0.29)

Shares used in computing basic and diluted net loss per common share	131,694	96,661	123,988	92,326

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(24,266)	$(26,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,023	2,383
Common shares contributed to 401(k) and management incentive plans	1,321	1,088
Share-based compensation expense	1,133	647
Accrued interest on convertible notes and other interest bearing obligations	(311)	237
Revaluation of embedded derivative	6,101	3,968
Interest paid on conversion of convertible debt	(5,172)	—
Amortization of discount, premium and issuance costs of convertible debt	457	493
Amortization of premium on short-term investments	(4)	35
Loss on disposal/retirement of property and equipment	14	4
Other non-cash adjustments	(1)	(4)
Changes in assets and liabilities:
Receivables and related party receivables	1,189	(396)
Prepaid expenses	(210)	(242)
Accounts payable	837	(2,123)
Accrued liabilities	(462)	(104)
Deferred revenue	1,183	2,064

Net cash used in operating activities	(15,168)	(18,468)

Cash flows from investing activities:
Proceeds from sales/maturities of investments	24,240	15,734
Purchase of investments	(12,650)	(16,091)
Transfer of restricted cash	(885)	—
Purchase of property and equipment	(3,832)	(5,271)

Net cash provided by (used in) investing activities	6,873	(5,628)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	11,969
Proceeds from issuance (principal payments of) long-term debt	(2,756)	3,003
Proceeds from issuance of common shares	223	118

Net cash provided by (used in) financing activities	(2,533)	15,090

Net decrease in cash and cash equivalents	(10,828)	(9,006)
Cash and cash equivalents at the beginning of the period	28,002	20,804

Cash and cash equivalents at the end of the period	$17,174	$11,798

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of June 30, 2007, the consolidated results of the Company’s operations for the three and six months ended June 30, 2007 and 2006, and the Company’s cash flows for the six months then ended. The condensed consolidated balance sheet amounts at December 31, 2006, have been derived from audited consolidated financial statements. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

Critical Accounting Policies

There have been no significant changes in critical accounting policies during the six months ended June 30, 2007, except as noted below, as compared with those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 8, 2007.

Income Taxes

The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). The application of income tax law and regulations are inherently complex. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Footnote 4 “Income Taxes” for additional information relating to FIN 48.

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

In February of 2007, the Company announced that pursuant to the terms of its collaboration agreement with Chiron Corporation, subsequently acquired by Novartis AG (“Novartis”), entered into in February of 2004, the parties’ mutual exclusivity obligation to conduct antibody discovery, development and commercialization work in oncology had ended. The expiration of this mutual obligation has no impact on the existing collaboration projects which have reached the development stage and the parties may continue to collaborate on a non-exclusive basis. Unamortized deferred revenue of $4.3 million, at December 31, 2006, associated with the upfront collaboration fee of $10.0 million was recognized during the first quarter of 2007 due to the change in estimate from five years to three years.

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

Concentration of Risk

Cash, cash equivalents, short-term investments, restricted cash and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains money market funds and short-term investments that bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the six months ended June 30, 2007, four customers represented 29%, 19%, 16% and 10% of total revenues. Two of these customers and one additional customer represented 35%, 32%, and 18% of the $11.9 million billed and unbilled receivables outstanding at June 30, 2007. For the six months ended June 30, 2006, two customers represented 56% and 30% of total revenues and, as of June 30, 2006, there were billed and unbilled receivables of $5.1 million outstanding from these customers representing 54% and 37% of the balance.

Share-Based Compensation

The Company grants qualified and non-qualified share options, shares and other share related awards under various plans to directors, officers, employees and other individuals. To date, share-based compensation issued under these plans consists of qualified and non-qualified incentive share options and shares. Share options are granted at exercise prices of not less than the fair market value of the Company’s common shares on the date of grant. Generally, share options granted to employees fully vest four years from the grant date and expire ten years from the date of the grant or three months from the date of termination of employment (longer in case of death or certain retirements). Certain options granted to directors fully vest on the date of grant and certain options may fully vest upon a change of control of the Company. Additionally, the Company has an Employee Share Purchase Plan (“ESPP”) that allows employees to purchase Company shares at a purchase price equal to 95% of the closing price on the exercise date. For ESPP periods beginning prior to December 31, 2004, the purchase price per common share was 85% of fair market value at the lower of either the first day of the 24 month offering period or the last day of the period. As of June 30, 2007, the Company had approximately 5.0 million common shares reserved for future issuance under its share option plans and ESPP.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method.

The following table shows total share-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development	$166	$114	$447	$270
General and administrative	205	143	686	377

Total share-based compensation expense	$371	$257	$1,133	$647

Basic and diluted net loss per common share was $0.01 higher for the six months ended June 30, 2007 as a result of SFAS 123R. Basic and diluted net loss per common share was $0.01 higher for the six months ended June 30, 2006 as a result of SFAS 123R. There was no capitalized share-based compensation cost as of June 30, 2007. There were no recognized tax benefits during the six months ended June 30, 2007 and 2006. SFAS 123R had no impact on the Company’s cash flows.

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

The fair value of share-based awards was estimated using a Black-Scholes model with the following weighted-average assumptions for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	0%	0%	0%	0%
Expected volatility	66%	78%	72%	80%
Risk-free interest rate	4.97%	5.18%	4.71%	4.67%
Expected life	5.3 years	5.3 years	5.3 years	5.3 years

Share option activity for the six months ended June 30, 2007, is as follows:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2006	6,229,864	$4.22
Granted	1,609,150	3.37
Exercised	(65,453)	1.54
Forfeited, expired or canceled	(614,633)	4.54

Options outstanding at June 30, 2007	7,158,928	$4.02	6.73	$3,480

Options exercisable at June 30, 2007	4,310,610	$4.99	5.18	$1,592

Total intrinsic value of the options exercised for the six months ended June 30, 2007 was approximately $73,000.

Unvested share activity for the six months ended June 30, 2007 is summarized below:

	Unvested Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested balance at December 31, 2006	1,984,128	$1.66
Granted	1,609,150	3.37
Vested	(538,025)	1.85
Forfeited, expired or cancelled	(206,935)	2.14

Unvested balance at June 30, 2007	2,848,318	$2.55

At June 30, 2007, there was $3.0 million of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 2.8 years.

Comprehensive Loss

Unrealized gains or losses on the Company’s available-for-sale securities are included in accumulated comprehensive loss. Comprehensive loss and its components for the three and six months ended June 30, 2007 and 2006, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(8,338)	$(5,915)	$(24,266)	$(26,518)
Unrealized gain (loss) on securities available-for-sale	1	6	9	(4)

Comprehensive loss	$(8,337)	$(5,909)	$(24,257)	$(26,522)

Net Loss Per Common Share

Basic net loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share is based on the weighted average number of common shares and other dilutive securities outstanding during the period, provided that including these dilutive securities does not decrease the net loss per share.

The following outstanding securities were considered to be antidilutive and were not included in the computation of diluted net loss per share (in thousands):

	June 30,
	2007	2006
Options for common shares	7,159	6,081
Warrants for common shares	125	125
Convertible preference shares, notes and related interest, as if converted	3,818	37,335

Receivables

Receivables consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Trade receivables	$11,765	$12,915
Unbilled receivables	151	148
Other receivables	341	383

Total	$12,257	$13,446

Total related party receivables were $76,000 and $94,000 at June 30, 2007 and December 31, 2006, respectively, of which $38,000 and $56,000 are included in Other receivables at June 30, 2007 and December 31, 2006, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Accrued payroll costs	$2,054	$2,015
Accrued co-development	2,260	1,952
Accrued management incentive compensation	1,528	2,053
Accrued legal fees	553	535
Accrued accounting fees	14	341
Other	216	190

Total	$6,625	$7,086

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

During the first quarter of 2007, $42.0 million of New Notes were voluntarily converted by holders through March 7, 2007, at which time the Company announced that it had elected to automatically convert 100% of the remaining $2.5 million of New Notes outstanding. As a result, during the first quarter of 2007, 25,640,187 shares were issued to effect the conversion of the principal balances. Additionally, the Company issued 1,889,317 shares and $5.2 million in cash to satisfy the remaining additional interest payment feature related to these converted New Notes. The Company recorded a $6.1 million charge to interest expense as a result of the revaluation of the embedded derivative related to the additional interest feature of the convertible notes.

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

Convertible debt consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Convertible debt	$—	$41,363
Embedded derivative	—	5,207
Premium	—	253

Total	$—	$46,823

For the three months ended June 30, 2006, $2.9 million of New Notes were converted into 1,972,847 shares of common shares including 407,096 shares related to the additional interest payment feature of the notes. The Company recorded $4.1 million in interest income during the quarter ended June 30, 2006, as a benefit arising from the decrease in the fair value of the embedded derivative on its convertible debt of which ($4.3) million of benefit related to the recovery of interest expense from the increase in the fair value of the embedded derivative during the quarter ended March 31, 2006, partially offset by $0.2 million in expense related to the converted notes.

For the six months ended June 30, 2006, $15.5 million of New Notes were converted into 10,385,171 shares of common shares including 2,142,971 shares related to the additional interest payment feature of the notes. The Company recorded $4.0 million in interest expense during the six months ended June 30, 2006, as a result of an increase in the fair value of the embedded derivative on its convertible debt including $2.7 million related to the converted notes.

For the three months ended June 30, 2007 and 2006, the Company incurred nil and $0.9 million, respectively, in interest expense payable on its convertible debt. For the six months ended June 30, 2007 and 2006, the Company incurred $0.2 million and $1.9 million, respectively, in interest expense payable on its convertible debt. Interest expense was payable on a semi-annual basis. Additionally, the Company amortized a net of nil and $0.3 million in debt issuance costs, premium and discount for the three months ended June 30, 2007 and 2006, respectively, and amortized a net of $0.1 million and $0.5 million in debt issuance costs, premium and discount for the six months ended June 30, 2007 and 2006, respectively.

On November 9, 2006, XOMA (US) LLC entered into a five-year, $35.0 million term loan facility (“the facility”) with Goldman Sachs Specialty Lending Holdings Inc. (“Goldman Sachs”) and borrowed the full amount thereunder. The loan is guaranteed by the Company. Indebtedness under the facility will bear interest at an annual rate equal to six-month LIBOR plus 5.25%, which was 10.57% at June 30, 2007, and is secured by all rights to receive payments due XOMA (US) LLC relating to RAPTIVA®, LUCENTIS® and CIMZIA™ and other assets of the Company. Payments received by XOMA (US) LLC in respect of these payment rights, in addition to a standing reserve of the next semi-annual interest payment, will be held in a custodial account which is classified as restricted cash. This cash account and the interest earned thereon can be used solely for the payment of the semi-annual interest amounts due in March and September of each year and, at that time, amounts in excess of the interest reserve requirement may be used to pay down principal or be distributed back to the Company, at the discretion of the lender. XOMA (US) LLC may prepay indebtedness under the facility at any time, subject to certain prepayment premiums. XOMA (US) LLC is required to comply with a debt covenant determined by the ratio of royalties collected to interest payable. Proceeds from the loan will be used for general corporate purposes.

At June 30, 2007, the outstanding principal amount under this loan totaled $30.3 million and related restricted cash was $5.2 million. Debt issuance costs of $1.5 million are being amortized over the five year life of the loan and are disclosed as current and long-term debt issuance costs on the balance sheet. For the three and six months ended June 30, 2007, the Company incurred interest expense of $0.8 million and $1.7 million, respectively and amortization of debt issuance costs of $0.1 million and $0.3 million, respectively .

3. COLLABORATIVE AND OTHER ARRANGEMENTS

AVEO

In April of 2006, XOMA entered into an agreement with AVEO Pharmaceuticals, Inc (“AVEO”) to utilize XOMA’s HE™ technology to humanize AV-299 under which AVEO paid XOMA an up-front license fee and development milestones. Under this agreement XOMA created four HE™ versions of the original AV-299, all of which met design goals and from which AVEO selected one as its lead development candidate. In the future, AVEO will pay annual maintenance fees, additional development milestones and royalties.

In September of 2006, as a result of the successful humanization of AV-299, XOMA entered into a second agreement with AVEO to manufacture and supply AV-299, AVEO’s novel anti-HGF antibody, in support of early clinical trials. Under the agreement, XOMA will create AV-299 production cell lines and conduct process and assay development as well as cGMP manufacturing activities in support of AVEO’s IND filing and early clinical trials. As between AVEO and XOMA, AVEO retains all development and commercialization rights to AV-299.

In April of 2007, Schering Corporation, acting through its Schering-Plough Research Institute division (“SPRI”), entered into a research, development and license agreement with AVEO concerning AV-299 and other anti-HGF molecules. In connection with the aforementioned license agreement, AVEO has assigned its entire right, title and interest in, to and under its manufacturing agreement with XOMA to SPRI.

Taligen

In September of 2006, XOMA entered into an agreement with Taligen Therapeutics, Inc. (“Taligen”) which formalized an earlier letter agreement, in May of 2006, for the development and Good Manufacturing Practices (“cGMP”) manufacture of a novel antibody fragment for the potential treatment of inflammatory diseases. In the agreement, XOMA agreed to utilize its BCE technology and expertise to develop and scale-up production processes for Taligen’s FAb antibody fragment and manufacture quantities of the antibody fragment sufficient to support preclinical and initial clinical trials. Taligen agreed to pay all manufacturing costs and, if it elects to exercise its option to obtain a production license for our BCE technology, to make upfront, milestone and royalty payments.

In May of 2007, XOMA and Taligen entered into a letter agreement (the “letter agreement”) which provides that XOMA will not produce a cGMP batch at clinical scale pursuant to the terms of the agreement entered into in September of 2006. In addition, the letter agreement provides that XOMA will conduct and complete the technical transfer of the process to Avecia Biologics Limited or its designated affiliate (“Avecia”). The letter agreement also provides that, subject to payment by Taligen of approximately $1.7 million, XOMA will grant to Avecia a non-exclusive, worldwide, paid-up, non-transferable, non-sublicensable, perpetual license under XOMA-owned project innovations. XOMA has received $0.6 million as the first installment under the payment terms of the letter agreement and is entitled to receive two additional payments totaling approximately $1.1 million upon fulfillment of certain obligations, and the parties are in discussion regarding whether those obligations have been fulfilled. XOMA has not received any further payments from Taligen and does not know whether it will receive the remaining $1.1 million. This amount has not been recognized as revenue and is included as an accounts receivable asset and deferred liability on XOMA’s balance sheet at June 30, 2007.

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

5. LEGAL PROCEEDINGS

There were no developments material to XOMA in the United States Bankruptcy Court proceedings involving Aphton Corporation (described in XOMA’s Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2007) during the quarter ended June 30, 2007.

6. SUBSEQUENT EVENTS

On August 6, 2007, XOMA announced that Steven B. Engle has been named president, chief executive officer and a member of the company’s board of directors. Mr. Engle succeeds Jack Castello, the company’s former president and chief executive officer, who announced his retirement plans earlier this year and has agreed to remain with the Company as non-executive chairman of the board during a transition period, expected to run through October of 2007. As part of his employment agreement Mr. Engle received an option to purchase 500,000 XOMA common shares at an exercise price of $5.00 per share, which will be exercisable immediately, and an option to purchase 2,100,000 XOMA common shares at an exercise price equal to the closing price on August 3, 2007, which is exercisable on the Company’s normal four-year vesting schedule.

As of July 20, 2007, XOMA reached agreement with a major collaboration partner regarding certain collaboration charges, which in part will allow XOMA to reduce by $1.5 million an outstanding collaboration liability, carried on the balance sheet since December 31, 2006, in July of 2007.

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

Results of Operations

Revenues

Total revenues were $14.1 million and $26.4 million for the three and six months ended June 30, 2007, respectively, compared with $7.5 million and $13.1 million, for the same periods of 2006.

License and collaborative fees were $0.1 million and $4.5 million for the three and six months ended June 30, 2007, respectively, compared with $0.7 million and $1.4 million for the same periods of 2006, respectively. These revenues include upfront payments related to the outlicensing of our products and technologies and other collaborative arrangements. The $3.1 million increase for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 resulted primarily from the recognition, during the first quarter of 2007, of $4.3 million dollars in revenue remaining from the $10.0 million upfront collaboration fee received from Novartis AG (“Novartis”) in February of 2004. In February of 2007, we announced that pursuant to the terms of our collaboration agreement with Novartis, the mutual exclusivity obligation to conduct antibody discovery, development and commercialization work in oncology had ended. The expiration of this mutual obligation has no impact on the existing collaboration projects which have reached the development stage and the parties may continue to collaborate on a non-exclusive basis. Prior to the expiration of the exclusivity period, the upfront fee was being amortized over the expected five-year term of the exclusivity provision, or at a rate of $0.5 million a quarter.

Contract revenues were $9.7 million and $14.1 million for the three and six months ended June 30, 2007, respectively, compared with $4.7 million and $7.8 million for the same periods of 2006, respectively. The increase of $5.0 million and $6.3 million, respectively, for the three and six months ended June 30, 2007, resulted primarily from increased activities in our contracts with AVEO Pharmaceuticals, Inc. (“AVEO”), Schering Plough Research Institute (“SPRI”), Taligen Therapeutics Inc. (“Taligen”), Takeda Pharmaceutical Company Limited (“Takeda”) and our July 2006 contract with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health, Department of Health and Human Services which is being funded with federal funds under Contract No. HHSN26620060008C/N01-A1-60008. This increase was partially offset by the completion of our contract, in October of 2006, with NIAID. The contract was entered into in March of 2005 and was 100% funded with federal funds from NIAID under Contract No. HHSN26620050004C.

Royalties were $4.3 million and $7.7 million for the three and six months ended June 30, 2007, respectively, compared with $2.1 million and $4.0 million, for the same periods of 2006, respectively. The increase of $2.2 million and $3.7 million, respectively, for the three and six months ended June 30, 2007, resulted primarily from LUCENTIS® royalties which began in June of 2006 and, to a lesser extent, increases in RAPTIVA® royalties earned under our royalty arrangements with Genentech.

Operating Costs and Expenses

Research and development expenses consist of direct and research-related allocated overhead costs such as salaries and related personnel costs, patents, materials and supplies in addition to costs related to clinical trials to validate our testing processes and procedures and related overhead expenses. Research and development expenses include independent research and development and costs associated with collaborative research and development as well as contract research and development arrangements. Research and development expenses were $17.3 million and $33.2 million for the three and six months ended June 30, 2007, respectively, compared with $12.1 million and $24.3 million, for the same periods of 2006, respectively. The increase of $5.2 million and $8.9 million for the three and six months ended June 30, 2007, respectively, primarily reflects an increase in spending for the development of XOMA 052, our collaborations with SPRI, our July 2006 contract with NIAID and our contracts with AVEO and Taligen, partially offset by decreased spending on our March 2005 NIAID contract and our collaboration agreement with Novartis.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Earlier stage programs	$14,725	$9,777	$28,273	$19,044
Later stage programs	2,590	2,327	4,971	5,241

Total	$17,315	$12,104	$33,244	$24,285

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements approximate the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Internal projects	$10,657	$7,387	$21,780	$15,184
Collaborative and contract arrangements	6,658	4,717	11,464	9,101

Total	$17,315	$12,104	$33,244	$24,285

For the three months ended June 30, 2007, one development program (NIAID) accounted for more than 10% but less than 20%, and one development program (XOMA 052) accounted for more than 20% of our total research and development expenses. For the six months ended June 30, 2007, two development program (NIAID and XOMA 052) accounted for more than 10% but less than 20%, and no development program accounted for more than 20% of our total research and development expenses. For the three months ended June 30, 2006, three development programs (HCD122 (formerly CHIR12.12), NIAID and XOMA 052) accounted for more than 10% but less than 20% and no development program accounted for more than 20% of our total research and development expenses. For the six months ended June 30, 2006, two development programs (HCD122 and NUPREX®) accounted for more than 10% but less than 20%, one development program (XOMA 052) accounted for more than 20% but less than 30%, one development program (NIAID) accounted for more than 30% but less than 40% and no development program accounted for more than 40% of our total research and development expenses.

We currently anticipate that research and development expenses will continue to increase in 2007 as compared with 2006. We expect our spending on our oncology collaboration with Novartis and Lexicon Pharmaceuticals, Inc. (“Lexicon”) to continue as well as increases in spending on our collaborations with SPRI and Takeda, our contracts with NIAID and AVEO, our development of XOMA 052, NEUPREX® and XOMA 629 and other new projects. Future research and development spending may also be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

General and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. General and administrative expenses were $4.4 million and $9.3 million for the three and six months ended June 30, 2007, respectively, compared with $4.4 million and $9.4 million for the same periods of 2006, respectively. The $0.1 million decrease for the six months end June 30, 2007 primarily resulted from a decrease in legal and professional fees. This decrease is partially offset by the increases in compensation expense and audit fees.

Other Income (Expense)

Investment and interest income was $0.4 million and $1.0 million for the three and six months ended June 30, 2007, respectively, compared with $0.4 million and $0.8 million for the same periods in 2006, respectively. Investment and interest income consists primarily of interest earned on our cash and investment balances.

Interest (income)/expense was $1.2 million and $9.1 million for the three and six months ended June 30, 2007, respectively, compared with ($2.7) million and $6.7 million, for the same periods in 2006, respectively. Interest expense for the three months ended June 30, 2007, consists of $0.8 million of interest payable on our Goldman Sachs Specialty Lending Holding Inc. (“Goldman Sachs”) loan, $0.1 million in amortization of debt issuance costs on Goldman Sachs loan and $0.3 million of interest payable on our note with Novartis. Interest expense for the six months ended June 30, 2007, consists of $6.1 million from the revaluation of the embedded derivative related to the additional interest feature of our convertible debt, of which $5.2 million was paid in cash as a result of the limitation on shares available and the remainder in share, $0.2 million of interest payable on our convertible debt, $0.3 million in net amortization of debt issuance costs, discount and premium on our convertible debt, $1.7 million of interest payable on our Goldman Sachs loan, $0.3 million in amortization of debt issuance costs on Goldman Sachs loan and $0.6 million of interest payable on our note with Novartis.

Interest (income)/expense for the three months ended June 30, 2006, consists of ($4.1) million from the revaluation of the embedded derivative from our convertible debt, $0.9 million of interest payable on our convertible debt, $0.3 million in net amortization of debt issuance costs, discount and premium on our convertible debt and $0.2 million of interest payable on our note with Novartis. Interest expense for the six months ended June 30, 2006, consists of $4.0 million from the revaluation of the embedded derivative from our convertible debt, $1.9 million of interest payable on our convertible debt, $0.5 million in net amortization of debt issuance costs, discount and premium on our convertible debt and $0.4 million of interest payable on our note with Novartis.

Accounting for Share-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method

During the three and six months ended June 30, 2007, we recognized $0.4 million and $1.1 million, respectively, in share-based compensation expense, as compared to $0.3 million and $0.6 million, respectively, for the same period in 2006. At June 30, 2007, there was $3.0 million of unrecognized share-based compensation expense related to unvested shares with a weighted average remaining recognition period of 2.8 years.

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at June 30, 2007, was $24.0 million compared with $46.4 million at December 31, 2006. This $22.4 million decrease primarily reflects cash used in operations of $15.2 million, cash used for $4.7 million in principal payments on our Goldman Sachs term loan and cash used in the purchase of fixed assets of $3.8 million.

Net cash used in operating activities was $15.2 million for the six months ended June 30, 2007, compared with $18.5 million for the same period in 2006.

Cash used in operations for the six months ended June 30, 2007, consisted of a net loss of $24.3 million with non-cash addbacks for the revaluation of our embedded derivative of $6.1 million, depreciation and amortization of $3.0 million, equity related compensation of $2.4 million, a net increase in liabilities of $1.6 million, an increase on the amortization of debt issuance costs and the premium or discount on convertible notes of $0.5 million and a net decrease in assets of $1.0 million partially offset by cash payments for the additional interest feature of our convertible debt of $5.2 million and $0.3 million of accrued interest on convertible debt and other interest bearing obligations. During the six months ended June 30, 2007, we made payments of $6.6 million for interest on our convertible debt, $2.1 million for interest on our Goldman Sachs term loan, $0.6 million for interest on our note with Novartis and $0.6 million for our Management Incentive Compensation Program (“MICP”), which is paid in March of each year.

Cash used in operations for the six months ended June 30, 2006, consisted of a net loss of $26.5 million with non-cash addbacks for the revaluation of our embedded derivative of $4.0 million, depreciation and amortization of $2.9 million, equity related compensation of $1.7 million and accrued interest of $0.2 million partially offset by an increase in assets of $0.6 million and a net decrease in liabilities of $0.2 million. During the six months ended June 30, 2006, we made payments of $2.6 million for debt issuance costs on our convertible debt, $2.0 million for interest on our convertible debt and $1.1 million for our MICP, which is paid in March of each year.

Net cash provided by investing activities for the six months ended June 30, 2007, was $6.9 million compared with $5.6 million used in investing activities for the six months ended June 30, 2006. The $12.5 million increase in cash for 2007 compared with 2006 reflected an increase in sales, net of purchases, of investments of $12.0 million, $1.4 million decrease in purchases of property and equipment offset by a transfer from restricted cash of $0.9 million.

Net cash used in financing activities for the six months ended June 30, 2007, was $2.5 million compared with net cash provided by financing activities of $15.1 million for the six months ended June 30, 2006. The $17.6 million decrease in cash for 2007 resulted from $4.7 million in principal pay down of for the Goldman Sachs term loan in 2007 and $15.0 million of proceeds received from the issuance of long-term notes and convertible debt in 2006, which has since been converted to equity partially offset by $1.9 million of additional draw down of the Novartis note. Financing activities for the six months ended June 30, 2006, consisted of $12.5 million in proceeds from the issuance of convertible notes, offset by $0.5 million in debt issuance costs, a $3.0 million advance on our line of credit with Novartis and $0.1 million in proceeds from the issuance of common shares.

On November 9, 2006, we entered into a five-year, $35.0 million term loan facility (“the facility”) with Goldman Sachs and borrowed the full amount thereunder. The loan is guaranteed by XOMA Ltd. (“XOMA”). Indebtedness under the facility will bear interest at an annual rate equal to six-month LIBOR plus 5.25%, which was 10.57% at June 30, 2007, and is secured by all rights to receive payments due XOMA (US) LLC relating to RAPTIVA®, LUCENTIS® and CIMZIA™ and other assets. Payments received by XOMA (US) LLC in respect of these payment rights, in addition to a standing reserve of the next semi-annual interest payment, will be held in a custodial account which is classified as restricted cash. This cash account and the interest earned thereon can be used solely for the payment of the interest amounts in March and September of each year and, at that time, amounts in excess of the interest reserve requirement may be used to pay down principal or be distributed back to us, at the discretion of the lender. XOMA (US) LLC may prepay indebtedness under the facility at any time, subject to certain prepayment premiums. XOMA (US) LLC is required to comply with a debt covenant determined by the ratio of royalties collected to interest payable. Proceeds from the loan will be used for general corporate purposes.

At June 30, 2007, the outstanding principal amount under this loan totaled $30.3 million and the balance in restricted cash was $5.2 million. Debt issuance costs of $1.5 are being amortized on a straight-line basis over the five year life of the loan and are disclosed as current and long-term debt issuance costs on the balance sheet. For the six months ended June 30, 2007, the lender took down $4.7 million in principal and we incurred interest expense payable of $1.7 million and amortization of debt issuance costs of $0.3 million.

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

For the three months ended June 30, 2006, $2.9 million of New Notes were converted into 1,972,847 shares of common shares including 407,096 shares related to the additional interest payment feature of the notes. We recorded ($4.1) million in interest (income)/expense during the quarter ended June 30, 2006, as a benefit arising from the decrease in the fair value of the embedded derivative on our convertible debt of which ($4.3) million of benefit related to the recovery of interest expense from the increase in the fair value of the embedded derivative during the quarter ended March 31, 2006, partially offset by $0.2 million in expense related to the converted notes.

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

For the three months ended June 30, 2007 and 2006, we incurred nil and $0.9 million, respectively, in interest expense payable on our convertible debt. For the six months ended June 30, 2007 and 2006, we incurred $0.3 million and $1.9 million, respectively, in interest expense payable on our convertible debt. Interest expense was payable on a semi-annual basis. Additionally, we amortized a net of nil and $0.1 million, respectively, in debt issuance costs, premium and discount for the three and six months ended June 30, 2007, and amortized $0.3 million and $0.5 million, respectively, in debt issuance costs, premium and discount for the same periods in 2006.

We expect our cash, cash equivalents and short-term investments to decrease during 2007 as a result of the use of cash to fund ongoing operations and capital investments. Additional licensing and antibody discovery collaboration agreements may positively impact our cash balances.

Based on current spending levels, anticipated revenues, collaborator funding, proceeds from our November 2006 term loan and other sources of funding we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through at least 2008. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. For a further discussion of the risks related to our business and their effects on our cash flow and ability to raise new funding on acceptable terms, see “Risk Factors” included in Item 1A.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition and recognition of research and development expenses to be critical policies. There have been no significant changes in our critical accounting policies during the six months ended June 30, 2007, except as noted below, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 8, 2007.

Income Taxes

We account for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). The application of income tax law and regulations are inherently complex. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Footnote 4 “Income Taxes” for additional information relating to FIN 48.

Recent Accounting Pronouncements

In February of 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issuance costs. The fair value election is irrevocable and generally made on an instrument–by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted by us in the first quarter of fiscal 2008. We are currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on our consolidated results of operations and financial condition.

Recent Developments

In April of 2007, we announced plans to initiate clinical testing of XOMA 052, a potent anti-inflammatory monoclonal antibody targeting Interleukin I-beta (IL-1ß), in Type 2 diabetes patients. In July of 2007, we announced the initiation of Phase I clinical testing of XOMA 052 in the United States, and we plan to initiate a second Phase I clinical trial this year in Europe. We are currently evaluating plans to expand the development of XOMA 052 into additional autoimmune/inflammatory indications including osteoarthritis, rheumatoid arthritis, systemic juvenile idiopathic arthritis and others.

In September of 2006, we entered into an agreement with Taligen which formalized an earlier letter agreement, in May of 2006, for the development and Good Manufacturing Practices (“cGMP”) manufacture of a novel antibody fragment for the potential treatment of inflammatory diseases. In the agreement, we agreed to utilize our BCE technology and expertise to develop and scale-up production processes for Taligen’s FAb antibody fragment and manufacture quantities of the antibody fragment sufficient to support preclinical and initial clinical trials. Taligen agreed to pay all manufacturing costs and, if it elects to exercise its option to obtain a production license for its BCE technology, to make upfront, milestone and royalty payments.

In May of 2007, we and Taligen entered into a letter agreement (the “letter agreement”) which provides that we will not produce a cGMP batch at clinical scale pursuant to the terms of the agreement entered into in September of 2006. In addition, the letter agreement provides that we will conduct and complete the technical transfer of the process to Avecia Biologics Limited or its designated affiliate (“Avecia”). The letter agreement also provides that, subject to payment by Taligen of approximately $1.7 million, we will grant to Avecia a non-exclusive, worldwide, paid-up, non-transferable, non-sublicensable, perpetual license under our-owned project innovations. We have received $0.6 million as the first installment under the payment terms of the letter agreement and are entitled to receive two additional payments totaling approximately $1.1 million upon fulfillment of certain obligations, and the parties are in discussion regarding whether those obligations have been fulfilled. We have not received any further payments from Taligen and do not know whether we will receive the remaining $1.1 million. This amount has not been recognized as revenue and is included as an accounts receivable asset and deferred revenue liability on our balance sheet at June 30, 2007.

On August 6, 2007, we announced that Steven B. Engle has been named president, chief executive officer and a member of our board of directors. Mr. Engle succeeds Jack Castello, our former president and chief executive officer, who announced his retirement plans earlier this year. Mr. Castello will remain with us as non-executive chairman of the board during a transition period, expected to run through October of 2007. As part of his employment agreement Mr. Engle received an option to purchase 500,000 of our common shares at an exercise price of $5.00 per share, which will be exercisable immediately, and an option to purchase 2,100,000 of our common shares at an exercise price equal to the closing price on August 3, 2007, which is exercisable on the our normal four-year vesting schedule.

As of July 20, 2007, XOMA reached agreement with a major collaboration partner regarding certain collaboration charges, which in part will allow XOMA to reduce by $1.5 million an outstanding collaboration liability, carried on the balance sheet since December 31, 2006, in July of 2007.

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

In November of 2006, we entered into a five-year senior term loan facility in the aggregate amount of $35.0 million with the principal due at maturity. As of June 30, 2007, $30.3 million was outstanding under this facility. Interest on the facility will be at a rate of USD six month LIBOR plus 5.25%, which was 10.57% at June 30, 2007.

In February of 2005, we issued $60.0 million of 6.5% convertible senior notes due 2012. In February of 2006, we completed an exchange offer for all $60.0 million of our 6.5% convertible senior notes due 2012 for $60.0 million of 6.5% convertible SNAPsSM due 2012 (the “New Notes”) and issued an additional $12.0 million of New Notes to the public for cash. The interest rate and amount of principal of the previously outstanding notes and the New Notes were fixed. The New Notes included an additional interest feature which was accounted for as an embedded derivative which was measured at fair value. Changes in the fair value of the embedded derivative were recognized in earnings as interest expense. As of June 30, 2007, all of these notes had been converted into common shares.

As of June 30, 2007, we have drawn down $19.0 million against the Novartis $50.0 million loan facility that is due in 2015 at an interest rate of USD six month LIBOR plus 2% which was 7.39% at June 30, 2007.

We estimate that a hypothetical 100 basis point change in interest rates could increase or decrease our interest expense by approximately $473,000 on an annualized basis.

We hold interest-bearing instruments that are classified as cash, cash equivalents and short-term investments. Fluctuations in interest rates can affect the principal values and yields of fixed income investments. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed income investments could lose value. The following table presents the amounts and related weighted interest rates of our cash and investments at June 30, 2007 and December 31, 2006, (in thousands, except interest rate):

	Maturity	Carrying Amount (in thousands)	Fair Value (in thousands)	Weighted Average Interest Rate
June 30, 2007
Cash and cash equivalents	Daily	$17,174	$17,174	4.97%
Short-term investments	Less than 1 year	6,805	6,805	5.28%
December 31, 2006
Cash and cash equivalents	Daily	$28,002	$28,002	4.91%
Short-term investments	Less than 1 year	18,392	18,381	4.30%

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

There were no developments material to XOMA in the United States Bankruptcy Court proceedings involving Aphton Corporation (described in XOMA’s Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2007) during the quarter ended June 30, 2007.

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

According to Genentech, United States sales of RAPTIVA® for the first half of 2007 were $51.0 million, compared with $43.6 million for the first half of 2006. According to Merck Serono, sales of RAPTIVA® outside of the United States for the first half of

2007 were €38.0 million (equivalent to $51.5 million as of June 30, 2007), compared with $30.6 million for the first half of 2006. According to Genentech, United States sales of LUCENTIS® were $420.0 million for the first half of 2007, compared with $10.0 million for the first half of 2006. According to Novartis, sales of LUCENTIS® outside of the United States for the first half of 2007 were $101.0 million, compared with $3.0 million for the first half of 2006. LUCENTIS® sales began on June 30, 2006, upon its approval by regulatory agencies. Given our current reliance on RAPTIVA® and LUCENTIS® as principal sources of our revenues, any material adverse developments with respect to the commercialization of RAPTIVA® or LUCENTIS® may cause our revenues to decrease and may cause us to incur losses in the future.

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

As of June 30, 2007, we (including our subsidiaries) had approximately $49.2 million of indebtedness outstanding. We may not be able to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We and our subsidiaries may also incur additional debt that may be secured. In connection with our collaboration with Novartis, Novartis has extended a line of credit to us (through our U.S. subsidiary) for $50.0 million to fund up to 75% of our expenses thereunder, of which $19.0 million was drawn as of June 30, 2007. This line of credit is secured by a pledge of our interest in the collaboration. On November 9, 2006, XOMA (US) LLC entered into a five-year, $35.0 million term loan facility with Goldman Sachs and borrowed the full amount thereunder. As of June 30, 2007, $30.3 million was outstanding under this facility. The loan is guaranteed by XOMA and is secured by the payment rights due to XOMA (US) LLC relating to RAPTIVA®, LUCENTIS® and CIMZIA™. As a result, these assets will not be available to XOMA or any other lender to secure future indebtedness.

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

We have experienced significant losses and, as of June 30, 2007, we had an accumulated deficit of $751.8 million.

For the six months ended June 30, 2007, we had a net loss of approximately $24.3 million or $0.20 per common share (basic and diluted). For the year ended December 31, 2006, we had net loss of approximately $51.8 million or $0.54 per common share (basic and diluted).

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

•

We have licensed our BCE technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 45 companies. As of June 30, 2007, we were aware of one antibody product manufactured using this technology that has received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular (wet) age-related macular degeneration, and one antibody product manufactured using this technology that is in late-stage clinical testing, UCB’s CIMZIA™ (certolizumab pegol, CDP870) an anti-TNF alpha antibody fragment for rheumatoid arthritis and Crohn’s disease.

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

•

In September of 2006, we entered into an agreement with Taligen which formalized an earlier letter agreement, which was signed in May of 2006, for the development and Good Manufacturing Practices (“cGMP”) manufacture of a novel antibody fragment for the potential treatment of inflammatory diseases. As of July 20, 2007, XOMA reached agreement with a major collaboration partner regarding certain collaboration charges, which in part will allow XOMA to reduce by $1.5 million an outstanding collaboration liability, carried on the balance sheet since December 31, 2006, in July of 2007.

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

There can be no assurance that the market price of our common shares will not decline below its present market price or that there will be an active trading market for our common shares. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. We have experienced significant volatility in the price of our common shares. From January 1, 2006 through August 6, 2007, our share price has ranged from a high of $3.80 to a low of $2.04. On August 6, 2007, the closing price of the common shares as reported on the Nasdaq National Market was $2.17 per share. Factors contributing to such volatility include, but are not limited to:

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

Furthermore, government agencies, as well as private organizations involved in healthcare, from time to time publish guidelines or recommendations to healthcare providers and patients. Such guidelines or recommendations can be very influential and may adversely affect the usage of any products we may develop directly (for example, by recommending a decreased dosage of a product in conjunction with a concomitant therapy) or indirectly (for example, by recommending a competitive product over our product). Consequently, we do not know if physicians or patients will adopt or use our products for their approved indications.

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

In April of 2007, XOMA announced plans to initiate clinical testing of XOMA 052, a potent anti-inflammatory monoclonal antibody targeting Interleukin 1-beta (IL-1beta), in Type 2 diabetes patients. It is possible that other companies may be developing other products based on the same therapeutic target as XOMA 052 and that these products may prove more effective than XOMA 052. As of May of 2007, we are aware that:

•

Amgen has been developing AMG 108, a fully human monoclonal antibody that targets inhibition of the action of IL-1, and they announced the initiation of a Phase II safety trial in rheumatoid arthritis patients in September 2006;

•

Regeneron Pharmaceuticals, Inc. has been developing rilonacept or IL-1 Trap, a long-acting IL-1 inhibitor, which showed positive phase III clinical data in Cryopyrin-Associated Periodic Syndromes (CAPS) and that they reported in February 2007 plans to file a BLA in the second quarter of 2007 upon completion of a 24-week open label study. They also reported that he FDA had granted Orphan Drug status and Fast Track designation to the IL-1 Trap for the treatment of CAPS; and

•

Novartis has been developing ACZ885, a fully human anti-IL-1beta monoclonal antibody, and that they reported positive results in phase I proof of concept clinical trials in rheumatoid arthritis and in Muckle-Wells syndrome in June 2006. In July of 2007, they reported advancing ACZ885 into Phase III clinical trial for Muckle-Wells syndrome.

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

The loss of key personnel, including our new Chief Executive Officer, could delay or prevent achieving our objectives.

Our research, product development and business efforts could be adversely affected by the loss of one or more key members of our scientific or management staff, particularly our executive officers: Steven B. Engle, our President and Chief Executive Officer; J. David Boyle II, our Vice President, Finance and Chief Financial Officer; Patrick J. Scannon, M.D., Ph.D., our Executive Vice President and Chief Biotechnology Officer; and Christopher J. Margolin, our Vice President, General Counsel and Secretary. We currently have no key person insurance on any of our employees.

In August of 2007, Mr. Engle succeeded John L. Castello as President and Chief Executive Officer. Mr. Engle has not previously been affiliated with our company, and our business could be adversely affected if he is not integrated effectively, or in a timely manner, into our company. Although it is anticipated that Mr. Castello will remain with our company as our non-executive Chairman of the Board during a transition period expected to run through October of 2007, our business could be adversely affected if the transition period takes longer than expected.

Because we are a relatively small biopharmaceutical company with limited resources, we may not be able to attract and retain qualified personnel.

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 304 employees as of June 30, 2007, and we anticipate that we will require additional experienced executive, accounting, research and development, legal, administrative and other personnel in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

We are authorized to issue, without shareholder approval, 1,000,000 preference shares, of which 2,959 were issued and outstanding as of June 30, 2007, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common shares. In addition, we are authorized to issue, without shareholder approval, up to 210,000,000 common shares, of which 131,730,649 were issued and outstanding as of June 30, 2007. If we issue additional equity securities, the price of our common shares may be materially and adversely affected.

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

On May 22, 2007, the Company held its annual general meeting of shareholders. The following persons (the only nominees) were elected as the Company’s directors, having received the indicated votes:

Name	Votes For	Votes Withheld
James G. Andress	106,900,418	1,923,813
William K. Bowes, Jr.	106,731,066	2,093,165
John L. Castello	106,720,310	2,103,921
Peter Barton Hutt	106,966,161	1,858,070
Patrick J. Scannon, M.D., Ph.D.	106,840,227	1,984,004
W. Denman Van Ness	106,738,312	2,085,919
Patrick J. Zenner	91,431,620	17,392,611

The proposal to appoint Ernst & Young LLP to act as the Company’s independent auditors for the 2007 fiscal year and authorize the Board to agree to such auditors’ fee was approved, having received 105,022,606 votes for, 3,208,666 votes against, 592,959 abstentions and zero broker non-votes.

The proposal to approve the Company’s Bonus Compensation Plan was approved, having received 102,779,523 votes for, 4,812,541 votes against, 1,232,167 abstentions and zero broker non-votes.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number
31.1	Certification of Steven B. Engle, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of J. David Boyle II, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Steven B. Engle, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of J. David Boyle II, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

XOMA Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Ltd.

Date:	August 8, 2007	By:	/s/ STEVEN B. ENGLE
Steven B. Engle
President and
Chief Executive Officer

Date:	August 8, 2007	By:	/s/ J. DAVID BOYLE II
J. David Boyle II
Vice President, Finance and
Chief Financial Officer