Form 10-Q
period 2007-09-30
XOMA LTD /DE/
filed 2007-11-08
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

Large Accelerated Filer   ☐                     Accelerated Filer   ☒                     Non-Accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2007
Common shares US$.0005 par value	131,857,960

XOMA Ltd.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,770	$28,002
Short-term investments	5,868	18,381
Restricted cash	1,640	4,330
Receivables	13,417	12,045
Prepaid expenses	1,840	1,061
Debt issuance costs	254	668

Total current assets	64,789	64,487
Property and equipment, net	24,345	22,434
Debt issuance costs – long-term	786	2,661
Deposits and other	495	495

Total assets	$90,415	$90,077

LIABILITIES AND SHAREHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$6,008	$4,186
Accrued liabilities	6,716	7,086
Accrued interest	427	1,794
Deferred revenue	7,994	8,200

Total current liabilities	21,145	21,266
Deferred revenue – long-term	10,770	8,768
Convertible debt – long-term	—	46,823
Interest bearing obligation – long-term	49,249	51,393

Total liabilities	81,164	128,250
Commitments and contingencies
Shareholders’ equity (net capital deficiency):
Preference shares, $.05 par value, 1,000,000 shares authorized
Series A, 210,000 designated, no shares issued and outstanding	—	—
Series B, 8,000 designated, 2,959 shares issued and outstanding; aggregate liquidation preference of $29.6 million	1	1
Common shares, $.0005 par value, 210,000,000 shares authorized, 131,847,003 and 105,454,389 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	66	53
Additional paid-in capital	739,174	689,315
Accumulated comprehensive loss	(8)	(9)
Accumulated deficit	(729,982)	(727,533)

Total shareholders’ equity (net capital deficiency)	9,251	(38,173)

Total liabilities and shareholders’ equity (net capital deficiency)	$90,415	$90,077

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
License and collaborative fees	$31,311	$636	$35,859	$2,021
Contract and other revenue	7,424	3,813	21,530	11,588
Royalties	4,405	2,906	12,139	6,862

Total revenues	43,140	7,355	69,528	20,471

Operating costs and expenses:
Research and development (including contract related of $1,637 and $3,331 for the three months ended September 30, 2007 and 2006, respectively, and $10,861 and $7,942, respectively, for the nine months ended September 30, 2007 and 2006)	14,620	12,671	47,864	36,956
General and administrative	5,803	4,189	15,064	13,628

Total operating costs and expenses	20,423	16,860	62,928	50,584

Income (loss) from operations	22,717	(9,505)	6,600	(30,113)
Other income (expense):
Investment and interest income	337	329	1,316	1,171
Interest expense	(1,240)	(1,655)	(10,358)	(8,400)
Other income (expense)	3	(5)	(7)	(12)

Net income (loss)	$21,817	$(10,836)	$(2,449)	$(37,354)

Basic net income (loss) per common share	$0.17	$(0.11)	$(0.02)	$(0.40)

Diluted net income (loss) per common share	$0.16	$(0.11)	$(0.02)	$(0.40)

Shares used in computing basic net income (loss) per common share	131,766	97,414	126,609	94,041

Shares used in computing diluted net income (loss) per common share	136,219	97,414	126,609	94,041

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,449)	$(37,354)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,581	3,731
Common shares contributed to 401(k) and management incentive plans	1,321	1,088
Share-based compensation expense	2,135	831
Accrued interest on convertible notes and other interest bearing obligations	(754)	(287)
Revaluation of embedded derivative	6,101	4,144
Interest paid on conversion of convertible debt	(5,172)	—
Loss on disposal/retirement of property and equipment	14	10
Other non-cash adjustments	513	775
Changes in assets and liabilities:
Receivables	(1,372)	(788)
Prepaid expenses	(779)	(395)
Accounts payable	1,823	(1,946)
Accrued liabilities	(370)	(94)
Deferred revenue	1,796	1,709

Net cash provided by (used in) operating activities	7,388	(28,576)

Cash flows from investing activities:
Proceeds from sales/maturities of investments	30,445	29,679
Purchase of investments	(17,925)	(19,891)
Transfer of restricted cash	2,690	—
Purchase of property and equipment	(6,505)	(6,829)

Net cash provided by investing activities	8,705	2,959

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	3,003
Proceeds from issuance (principal payments of) long-term debt	(2,756)	11,969
Proceeds from issuance of common shares	431	358

Net cash provided by (used in) financing activities	(2,325)	15,330

Net increase (decrease) in cash and cash equivalents	13,768	(10,287)
Cash and cash equivalents at the beginning of the period	28,002	20,804

Cash and cash equivalents at the end of the period	$41,770	$10,517

See accompanying notes to condensed consolidated financial statements.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of September 30, 2007, the consolidated results of the Company’s operations for the three and nine months ended September 30, 2007 and 2006, and the Company’s cash flows for the nine months then ended. Certain prior period amounts have been reclassified to conform with current period presentation. These reclassifications had no impact on previously reported net earnings, financial position or cash flows. The condensed consolidated balance sheet amounts at December 31, 2006, have been derived from audited consolidated financial statements. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

Critical Accounting Policies

There have been no significant changes in critical accounting policies during the nine months ended September 30, 2007, except as noted below, as compared with those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 8, 2007.

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

In February of 2007, the Company announced that pursuant to the terms of its collaboration agreement with Chiron Corporation, subsequently acquired by Novartis AG (“Novartis”), entered into in February of 2004, the parties' mutual exclusivity obligation to conduct antibody discovery, development and commercialization work in oncology had ended. The expiration of this mutual obligation has no impact on the existing collaboration projects which have reached the development stage and the parties may continue to collaborate on a non-exclusive basis. The entire remaining unamortized balance of $4.3 million, at December 31, 2006, associated with the upfront collaboration fee of $10.0 million was recognized during the first quarter of 2007 due to the change in estimate from five years to three years.

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

Concentration of Risk

Cash equivalents, short-term investments, restricted cash and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains money market funds and short-term investments that bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the nine months ended September 30, 2007, four customers represented 43%, 17%, 13% and 10% of total revenues. Three of these customers represented 33%, 27%, and 25% of the $13.2 million billed and unbilled receivables outstanding at September 30, 2007. For the nine months ended September 30, 2006, two customers represented 44% and 33% of total revenues and, as of September 30, 2006, these customers represented 49% and 43% of the $5.8 million billed and unbilled receivables outstanding.

Share-Based Compensation

The Company grants qualified and non-qualified share options, shares and other share related awards under various plans to directors, officers, employees and other individuals. To date, share-based compensation issued under these plans consists of qualified and non-qualified incentive share options and shares. Share options are granted at exercise prices of not less than the fair market value of the Company’s common shares on the date of grant. Generally, share options granted to employees fully vest four years from the grant date and expire ten years from the date of the grant or three months from the date of termination of employment (longer in case of death or certain retirements). Certain options granted to directors fully vest on the date of grant and certain options may fully vest upon a change of control of the Company. Additionally, the Company has an Employee Share Purchase Plan (“ESPP”) that allows employees to purchase Company shares at a purchase price equal to 95% of the closing price on the exercise date. For ESPP periods beginning prior to December 31, 2004, the purchase price per common share was 85% of fair market value at the lower of either the first day of the 24 month offering period or the last day of the period. As of September 30, 2007, the Company had approximately 3.5 million common shares reserved for future grant under its share option plans and ESPP.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method.

The following table shows total share-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 (in thousands).

	Three Months Ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Research and development	$178	$110	$625	$380
General and administrative	824	74	1,510	451

Total share-based compensation expense	$1,002	$184	$2,135	$831

There was no capitalized share-based compensation cost as of September 30, 2007. There were no recognized tax benefits during the nine months ended September 30, 2007 and 2006.

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

The fair value of share based awards was estimated using a Black-Scholes model with the following weighted-average assumptions for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Dividend yield	0%	0%	0%	0%
Expected volatility	65%	75%	68%	80%
Risk-free interest rate	4.26%	4.56%	4.42%	4.65%
Expected life	5.3 years	5.3 years	5.3 years	5.3 years

Share option activity for the nine months ended September 30, 2007, is as follows:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2006	6,229,864	$4.22
Granted	4,491,950
Exercised	(163,130)
Forfeited, expired or canceled	(887,649)

Options outstanding at September 30, 2007	9,671,035	$3.64	7.54	$7,039

Options exercisable at September 30, 2007	5,176,825	$4.70	5.98	$2,571

Total intrinsic value of the options exercised for the nine months ended September 30, 2007 was approximately $136,000.

At September 30, 2007, there was $5.0 million of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 3.3 years.

Comprehensive Income (Loss)

Unrealized gains or losses on the Company’s available-for-sale securities are included in accumulated comprehensive income (loss). Comprehensive income (loss) and its components for the three and nine months ended September 30, 2007 and 2006, are as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$21,817	$(10,836)	$(2,449)	$(37,354)
Unrealized gain (loss) on securities available-for-sale	(8)	27	1	22

Comprehensive income (loss)	$21,809	$(10,809)	$(2,448)	$(37,332)

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is based on the weighted average number of common shares and other dilutive securities outstanding during the period, provided that including these dilutive securities does not increase the net loss per share.

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is antidilutive. The effect of the warrants was antidilutive for the three and nine months ended September 30, 2007. The following table shows the total outstanding securities considered antidilutive and therefore excluded from the computation of diluted net income (loss) per share (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Options for common shares	6,361	6,216	9,671	6,216
Warrants for common shares	125	125	125	125
Convertible preference shares, notes and related interest, as if converted	—	37,322	3,818	37,322

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator
Net income (loss) used for diluted net income (loss) per share	$21,817	$(10,836)	$(2,449)	$(37,354)

Denominator
Weighted average shares outstanding used for basic net income (loss) per share	131,766	97,414	126,609	94,041
Effect of dilutive share options	635	—	—	—
Effect of convertible preference shares	3,818	—	—	—

Weighted-average shares outstanding and dilutive securities used for diluted net income (loss) per share	136,219	97,414	126,609	94,041

Short-Term Investments

Short-term investments include debt securities classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of tax, if any, reported in other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale are also included in investment and other income. The Company has made all investments available to fund current operations, and intends to realize these as cash as required to provide for day-to-day working capital requirements. As of September 30, 2007 and December 31, 2006, short-term investments with maturities less than one year were $4.8 million and $18.4 million, respectively. As of September 30, 2007 and December 31, 2006, short-term investments with maturities of 1 year to 18 months were $1.1 million and $0, respectively. There were no investments held with maturities in excess of 18 months.

Receivables

Receivables consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Trade receivables	$12,976	$11,458
Unbilled receivables	212	148
Other receivables	229	439

Total	$13,417	$12,045

Total related parties receivables were $76,000 and $94,000 at September 30, 2007 and December 31, 2006, respectively, of which $38,000 and $56,000 are included in Other receivables at September 30, 2007 and December 31, 2006, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Accrued payroll costs	$2,365	$2,015
Accrued co-development	—	1,952
Accrued management incentive compensation	3,254	2,053
Accrued professional fees	834	876
Other	263	190

Total	$6,716	$7,086

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

Convertible debt consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Convertible debt	$—	$41,363
Embedded derivative	—	5,207
Premium	—	253

Total	$—	$46,823

During the first quarter of 2007, $42.0 million of New Notes were voluntarily converted by holders through March 7, 2007, at which time the Company announced that it had elected to automatically convert all of the remaining $2.5 million of New Notes outstanding. As a result, during the first quarter of 2007, 25,640,187 shares were issued to effect the conversion of the principal balances. Additionally, the Company issued 1,889,317 shares and $5.2 million in cash to satisfy the remaining additional interest payment feature related to these converted New Notes. The Company recorded a $6.1 million charge to interest expense as a result of the revaluation of the embedded derivative related to the additional interest feature of the convertible notes.

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

For the nine months ended September 30, 2006, $15.5 million of New Notes were converted into 10,398,267 shares of common shares including 2,145,398 shares related to the additional interest payment feature of the notes. The Company recorded $4.1 million in interest expense during the nine months ended September 30, 2006, as a result of an increase in the fair value of the embedded derivative on its convertible debt including $2.7 million related to the converted notes.

For the three months ended September 30, 2007 and 2006, the Company incurred $0 and $0.9 million, respectively, in interest expense payable on its convertible debt. For the nine months ended September 30, 2007 and 2006, the Company incurred $0.2 million and $2.8 million, respectively, in interest expense payable on its convertible debt. Interest expense was payable on a semi-annual basis. Additionally, the Company amortized a net of $0 and $0.3 million in debt issuance costs, premium and discount for the three months ended September 30, 2007 and 2006, respectively, and amortized a net of $0.1 million and $0.7 million in debt issuance costs, premium and discount for the nine months ended September 30, 2007 and 2006, respectively.

On November 9, 2006, XOMA (US) LLC entered into a five-year, $35.0 million term loan facility (“the facility”) with Goldman Sachs Specialty Lending Holdings Inc. (“Goldman Sachs”) and borrowed the full amount thereunder. The loan is guaranteed by the Company. Indebtedness under the facility will bear interest at an annual rate equal to six-month LIBOR plus 5.25%, which was 10.39% at September 30, 2007, and is secured by all rights to receive payments due XOMA (US) LLC relating to RAPTIVA® , LUCENTIS® and CIMZIA® and other assets of the Company. Payments received by XOMA (US) LLC in respect of these payment rights, in addition to a standing reserve of the next semi-annual interest payment, will be held in a custodial account which is classified as restricted cash. This cash account and the interest earned thereon can be used solely for the payment of the semi-annual interest amounts due in March and September of each year and, at that time, amounts in excess of the interest reserve requirement may be used to pay down principal or be distributed back to the Company, at the discretion of the lender. XOMA (US) LLC may prepay indebtedness under the facility at any time, subject to certain prepayment premiums. XOMA (US) LLC is required to comply with a debt covenant determined by the ratio of royalties collected to interest payable. Proceeds from the loan will be used for general corporate purposes.

At September 30, 2007, the outstanding principal amount under this loan totaled $30.3 million and related restricted cash was $1.6 million. Debt issuance costs of $1.5 million are being amortized over the five year life of the loan and are disclosed as current and long-term debt issuance costs on the balance sheet. For the three and nine months ended September 30, 2007, the Company incurred interest expense of $0.8 million and $2.6 million, respectively and amortization of debt issuance costs of $0.1 million and $0.4 million, respectively .

3. COLLABORATIVE AND OTHER ARRANGEMENTS

Pfizer

As of August 27, 2007, XOMA entered into a license agreement with Pfizer, Inc. (“Pfizer”) for non-exclusive, worldwide rights for XOMA’s patented bacterial cell expression (BCE) technology for research (including phage display), development and manufacturing of antibody products. Under the terms of the agreement, XOMA received an initial license fee payment of $30 million and will receive milestone (licensee achievement based), royalty and other fees on future sales of all products subject to this license, including products currently in late-stage clinical development. The Company has no further obligations under the license agreement. As such, the $30.0 million was recorded as license fee revenue in the accompanying statement of operations.

Schering-Plough / AVEO

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

In September of 2006, as a result of the successful humanization of AV-299, XOMA entered into a second agreement with AVEO to manufacture and supply AV-299, AVEO’s novel anti-HGF antibody, in support of early clinical trials. Under the agreement, XOMA will create AV-299 production cell lines and conduct process and assay development as well as Good Manufacturing Practices (“cGMP”) manufacturing activities in support of AVEO’s Investigational New Drug (“IND”) filing and early clinical trials. As between AVEO and XOMA, AVEO retains all development and commercialization rights to AV-299.

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

Other

In July of 2007 the Company reached an agreement with a major collaborator to resolve its liability for material cost charges incurred pursuant to the collaboration arrangement. As a result, the Company reduced its research and development costs by $2.8 million included in the statement of operations for the three months ended September 30, 2007. Additionally, as of September 30, 2007, the Company eliminated an approximate $1.8 million liability carried on the balance sheet since December 31, 2006 and established a collaboration receivable balance of $1.0 million for the remaining balance related to the material cost charges liability resolution.

As of August 13, 2007, XOMA signed a restated and amended license agreement with an existing technology partner for non-exclusive, worldwide rights for XOMA’s patented BCE technology for research (including phage display), development and manufacturing of antibody products. Under the terms of the agreement, XOMA received an initial license fee payment of $1.3 million and will receive milestone (licensee achievement based), royalty and other fees on future sales of all products subject to this license.

The Company has no further obligations under the license agreement. As such, the $1.3 million was recorded as license fee revenue in the accompanying statement of operations.

4. CEO TRANSITION

On August 6, 2007, the Company announced that its Board of Directors had appointed Steven B. Engle as Chief Executive Officer and President and a member of the board of directors. Mr. Engle was also appointed Chairman of the Company’s Board of Directors effective October 5, 2007. Mr. Engle most recently served as chairman and CEO of La Jolla Pharmaceutical Company. Mr. Engle succeeds Jack Castello, the company’s former president and chief executive officer, who announced his intention to retire earlier this year. In the third quarter of 2007, the Company incurred a charge of approximately $0.9 million, or $0.01 per diluted share, primarily related to share-based compensation for the transition of the CEO position from Mr. Castello to Mr. Engle. This charge was recorded as general and administrative expense in the accompanying statement of operations.

5. INCOME TAXES

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

The Company anticipates losses for the year and as such no income tax provision for the current quarter or year has been provided. In addition, the Company continues to have substantial net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes. The Company's ability to utilize its net operating losses may be limited due to changes in the Company's ownership as defined by Section 382 of the Internal Revenue Code.

6. LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

There were no developments material to XOMA in the United States Bankruptcy Court proceedings involving Aphton Corporation (described in XOMA’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007) during the quarter ended September 30, 2007.

7. SUBSEQUENT EVENTS

On October 31, 2007, the Board of Directors of the Company (the “Board”), on the recommendation of its compensation committee, approved a company-wide grant to employees of additional options to purchase common shares. The purpose of the grant was to improve the level of employee ownership in the business by using existing share based option plans to bring the Company in line with competitive industry levels. All of these options have an exercise price of $3.67, a 10-year term and will become exercisable ratably over a four year period. Of the total of 6,635,000 options granted, 5,185,000 options were made subject to shareholder approval of a commensurate increase in the number of shares available for the grant of options under the Company’s existing share option plans.

On October 31, 2007, the Board also approved, on the recommendation of its compensation committee, amendments to the Company’s Management Incentive Compensation Plan (“MICP”), CEO Incentive Compensation Plan and Bonus Compensation Plan (collectively the “Incentive Plans”) to eliminate the provisions requiring payments to be made partly in common shares. Beginning with any awards for 2007, bonuses awarded under the Incentive Plans will be paid entirely in cash. The Board also approved a retroactive increase in the targets under the targets set forth in the MICP. As a result, the Company recorded an additional $0.4 million increase in accrued liabilities on the balance sheet as of September 30, 2007 and a related increase in compensation expense in the results of operations for the third quarter.

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

Results of Operations

Revenues

Total revenues were $43.1 million and $69.5 million for the three and nine months ended September 30, 2007, respectively, compared with $7.4 million and $20.5 million, for the same periods of 2006.

License and collaborative fees were $31.3 million and $35.9 million for the three and nine months ended September 30, 2007, respectively, compared with $0.6 million and $2.0 million for the same periods of 2006, respectively. These revenues include upfront payments related to the outlicensing of our products and technologies and other collaborative arrangements. The $33.9 million increase for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 resulted primarily from the recognition of $30.0 million in license fees from Pfizer, Inc. (“Pfizer”) and $1.3 million in license fees from an existing technology partner in the third quarter of 2007 which represent initial license fee payments for which no remaining obligation of the Company exists. The contracts provide for milestone (licensee achievement based), royalty and other fees on future sales of all products subject to the agreements, including products currently in late-stage clinical development, the amounts and timing of which cannot currently be estimated.

An additional $4.3 million in revenue was recognized during the first quarter of 2007 from the $10.0 million upfront collaboration fee received in connection with our collaboration with Novartis AG (“Novartis”) in February of 2004. In February of 2007, we announced that pursuant to the terms of our collaboration agreement with Novartis, the mutual exclusivity obligation to conduct antibody discovery, development and commercialization work in oncology had ended. The expiration of this mutual obligation has no impact on the existing collaboration projects which have reached the development stage and the parties may continue to collaborate on a non-exclusive basis. Prior to the expiration of the exclusivity period, the upfront fee was being amortized over the expected five-year term of the exclusivity provision, or at a rate of $0.5 million a quarter.

Contract revenues were $7.4 million and $21.5 million for the three and nine months ended September 30, 2007, respectively, compared with $3.8 million and $11.6 million for the same periods of 2006, respectively. The increase of $3.6 million and $9.9 million, respectively, for the three and nine months ended September 30, 2007, resulted primarily from increased activities in our contracts with AVEO Pharmaceuticals, Inc. (“AVEO”), Schering Plough Research Institute (“SPRI”), Takeda Pharmaceutical Company Limited (“Takeda”) and our July 2006 contract with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health, Department of Health and Human Services which is being funded with federal funds under Contract No. HHSN26620060008C/N01-A1-60008. This increase was partially offset by the completion of our contract, in October of 2006, with NIAID. The contract was entered into in March of 2005 and was 100% funded with federal funds from NIAID under Contract No. HHSN26620050004C.

Royalties were $4.4 million and $12.1 million for the three and nine months ended September 30, 2007, respectively, compared with $2.9 million and $6.9 million, for the same periods of 2006, respectively. The increase of $1.5 million and $5.2 million, respectively, for the three and nine months ended September 30, 2007, resulted primarily from LUCENTIS® royalties which began in June of 2006 and, to a lesser extent, increases in RAPTIVA® royalties earned under our royalty arrangements with Genentech.

Operating Costs and Expenses

Research and development expenses consist of direct and research-related allocated overhead costs such as salaries and related personnel costs, patents, materials and supplies in addition to costs related to clinical trials to validate our testing processes and procedures and related overhead expenses. Research and development expenses include independent research and development and costs associated with collaborative research and development as well as contract research and development arrangements. Research and development expenses were $14.6 million and $47.9 million for the three and nine months ended September 30, 2007, respectively, compared with $12.7 million and $37.0 million, for the same periods of 2006, respectively. The increase of $1.9 million and $10.9 million for the three and nine months ended September 30, 2007, respectively, primarily reflects an increase in spending for the development of XOMA 052, our collaborations with SPRI and Takeda, our July 2006 contract with NIAID and our contracts with AVEO and Taligen Therapeutics, Inc. (“Taligen”), partially offset by decreased spending on our March 2005 NIAID contract and our collaboration agreement with Novartis.

In July of 2007, we reached an agreement with a major collaborator regarding material cost charges previously recorded under the collaboration agreement of $2.8 million. The impact of the resolution caused a reduction in research and development costs in our results of operations for the three months ending September 30, 2007.

Our research and development activities can be divided into earlier stage programs, which include molecular biology, process development, pilot-scale production and preclinical testing, and later stage programs, which include clinical testing, regulatory affairs and manufacturing clinical supplies. The costs associated with these programs approximate the following (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Earlier stage programs	$10,490	$11,211	$39,408	$30,255
Later stage programs	4,130	1,460	8,456	6,701

Total	$14,620	$12,671	$47,864	$36,956

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements approximate the following (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Internal projects	$12,090	$7,977	$33,867	$23,161
Collaborative and contract arrangements	2,530	4,694	13,997	13,795

Total	$14,620	$12,671	$47,864	$36,956

For the three months ended September 30, 2007, two development programs (AVEO and XOMA 052) accounted for more than 10% but less than 20%, and no development program accounted for more than 20% of our total research and development expenses. For the nine months ended September 30, 2007, two development programs (XOMA 052 and NIAID) accounted for more than 10% but less than 20% of our total research and development expenses, and no development program accounted for more than 20% of our total research and development expenses. For the three months ended September 30, 2006, two development programs (our Novartis collaboration and NIAID) accounted for more than 10% but less than 20% of our total research and development expenses, one development program (XOMA 052) accounted for more than 20% but less than 30% and no development program accounted for more than 30% of our total research and development expenses. For the nine months ended September 30, 2006, three development programs (our Novartis collaboration, NIAID, and XOMA 052) accounted for more than 10% but less than 20% of our total research and development expenses and no development program accounted for more than 20% of our total research and development expenses.

We currently anticipate that research and development expenses will continue to increase in 2007 as compared with 2006. We expect our spending on our oncology collaboration with Novartis and Lexicon Pharmaceuticals, Inc. (“Lexicon”) to continue at a level consistent with prior periods as well as increases in spending on our collaborations with SPRI and Takeda, our contracts with NIAID, our development of XOMA 052, NEUPREX® and XOMA 629 and other new projects. Future research and development spending may also be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

General and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. General and administrative expenses were $5.8 million and $15.1 million for the three and nine months ended September 30, 2007, respectively, compared with $4.2 million and $13.6 million for the same periods of 2006, respectively. The $1.5 million increase for the nine months ended September 30, 2007 primarily resulted from an increase in share-based expenses related to our CEO transition. Additionally, on October 31, 2007, the Board of Directors approved certain amendments to our Management Incentive Compensation Plan, CEO Incentive Compensation Plan and Bonus Compensation Plan (collectively “Incentive Plans"). We expect this change to result in higher bonus related expenses in the fourth quarter.

Other Income (Expense)

Investment and interest income was $0.3 million and $1.3 million for the three and nine months ended September 30, 2007, respectively, compared with $0.3 million and $1.2 million for the same periods in 2006, respectively. Investment and interest income consists primarily of interest earned on our cash and investment balances.

Interest expense was $1.2 million and $10.4 million for the three and nine months ended September 30, 2007, respectively, compared with $1.7 million and $8.4 million, for the same periods in 2006, respectively. Interest expense for the three months ended September 30, 2007, consists of $0.8 million of interest expense on our Goldman Sachs Specialty Lending Holding Inc. (“Goldman Sachs”) loan, $0.1 million in amortization of debt issuance costs on Goldman Sachs loan and $0.4 million of interest expense on our note with Novartis. Interest expense for the nine months ended September 30, 2007, consists of $6.1 million from the revaluation of the embedded derivative related to the additional interest feature of our convertible debt, of which $5.2 million was paid in cash as a result of the limitation on shares available and the remainder in shares, $0.2 million of interest expense on our convertible debt, $0.4 million in net amortization of debt issuance costs, discount and premium on our convertible debt, $2.6 million of interest payable on our Goldman Sachs loan, $0.4 million in amortization of debt issuance costs on Goldman Sachs loan and $1.0 million of interest expense on our note with Novartis.

Interest expense for the three months ended September 30, 2006, consists of $0.2 million from the revaluation of the embedded derivative from our convertible debt, $0.9 million of interest expense on our convertible debt, $0.3 million in net amortization of debt issuance costs, discount and premium on our convertible debt and $0.3 million of interest expense on our note with Novartis. Interest expense for the nine months ended September 30, 2006, consists of $4.1 million from the revaluation of the embedded derivative from our convertible debt, $2.8 million of interest expense on our convertible debt, $0.8 million in net amortization of debt issuance costs, discount and premium on our convertible debt and $0.7 million of interest expense on our note with Novartis.

Accounting for Share-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method

During the three and nine months ended September 30, 2007, we recognized $1.0 million and $2.1 million, respectively, in share-based compensation expense, as compared to $0.2 million and $0.8 million, respectively, for the same period in 2006. At September 30, 2007, there was $5.0 million of unrecognized share-based compensation expense related to unvested shares with a weighted average remaining recognition period of 3.3 years.

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

We anticipate losses for the year and as such no income tax provision for the current quarter or year has been provided. In addition, we continue to have substantial net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes. Our ability to utilize net operating losses may be limited due to changes in ownership as defined by Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at September 30, 2007, was $47.6 million compared with $46.4 million at December 31, 2006. The $1.2 million increase includes cash provided by operating activities of $7.4 million, the transfer of $2.7 million from restricted cash and a draw on the Novartis loan of $2.0 million offset by cash used for $4.7 million in principal payments on our Goldman Sachs term loan and cash used in the purchase of fixed assets of $6.5 million.

Net cash provided by operating activities was $7.4 million for the nine months ended September 30, 2007, compared with net cash used by operations of $28.6 million for the same period in 2006.

Cash provided by operations for the nine months ended September 30, 2007, consisted of a net loss of $2.4 million with non-cash addbacks for the revaluation of our embedded derivative of $6.1 million, depreciation and amortization of $4.6 million, equity share-based compensation of $1.3 million, and an increase in the amortization of debt issuance costs and the premium or discount on convertible notes of $0.5 million, as well as a net increase in liabilities of $3.2 million, a net decrease in assets of $2.2 million which was partially offset by cash payments for the additional interest feature of our convertible debt of $5.2 million and $0.8 million of accrued interest on convertible debt and other interest bearing obligations. During the nine months ended September 30, 2007, we made payments of $6.6 million for interest on our convertible debt, $2.9 million for interest on our Goldman Sachs term loan, $1.0 million for interest on our note with Novartis and $1.0 million for our Management Incentive Compensation Plan (“MICP”), which is paid in March of each year.

Cash used in operations for the nine months ended September 30, 2006, consisted of a net loss of $37.4 million with non-cash addbacks for the revaluation of our embedded derivative of $4.1 million, depreciation and amortization of $4.5 million, equity related compensation of $1.9 million partially offset by a decrease in accrued interest of $0.3 million and an increase in assets of $1.6 million. During the nine months ended September 30, 2006, we made payments of $2.7 million for debt issuance costs on our convertible debt of which $2.0 million affected cash from operations, $3.7 million for interest on our convertible debt and $1.1 million for our MICP, which is paid in March of each year.

Net cash provided by investing activities for the nine months ended September 30, 2007, was $8.7 million compared with $3.0 million provided by investing activities for the nine months ended September 30, 2006. The $5.7 million increase in cash flows for 2007 compared with 2006 reflected an increase in sales, net of purchases, of investments of $2.7 million, a $0.3 million reduction in purchases of property and equipment and a transfer from restricted cash of $2.7 million.

Net cash used in financing activities for the nine months ended September 30, 2007, was $2.3 million compared with net cash provided by financing activities of $15.3 million for the nine months ended September 30, 2006. Cash activity in 2007 included $4.7 million in principal pay down of the Goldman Sachs term loan in 2007 offset by $2.0 million of additional draw on the Novartis note and $0.4 million in proceeds from the issuance of common shares. Financing activities for the nine months ended September 30, 2006, consisted of $12.5 million in proceeds from the issuance of convertible notes and long-term debt, offset by $0.5 million in debt issuance costs, a $3.0 million advance on our line of credit with Novartis and $0.4 million in proceeds from the issuance of common shares. The $17.7 million decrease in cash is primarily related to the issuance of convertible notes in 2006.

On November 9, 2006, we entered into a five-year, $35.0 million term loan facility (“the facility”) with Goldman Sachs and borrowed the full amount thereunder. The loan was made to XOMA (US) LLC and is guaranteed by XOMA. Indebtedness under the facility bears interest at an annual rate equal to six-month LIBOR plus 5.25%, which was 10.39% at September 30, 2007, and is secured by all rights to receive payments due XOMA (US) LLC relating to RAPTIVA®, LUCENTIS® and CIMZIA® and other assets. Payments received by XOMA (US) LLC in respect of these payment rights, in addition to a standing reserve of the next semi-annual interest payment, will be held in a custodial account which is classified as restricted cash. This cash account and the interest earned thereon can be used solely for the payment of the interest amounts in March and September of each year and, at that time, amounts in excess of the interest reserve requirement may be used to pay down principal or be distributed back to us, at the discretion of the lender. XOMA (US) LLC may prepay indebtedness under the facility at any time, subject to certain prepayment premiums. XOMA (US) LLC is required to comply with a debt covenant determined by the ratio of royalties collected to interest payable. Proceeds from the loan will be used for general corporate purposes.

At September 30, 2007, the outstanding principal amount under this loan totaled $30.3 million and the balance in restricted cash was $1.6 million. Debt issuance costs of $1.5 million are being amortized on a straight-line basis over the five year life of the loan and are disclosed as current and long-term debt issuance costs on the balance sheet. For the nine months ended September 30, 2007, the lender took down $4.7 million in principal and we incurred interest expense payable of $2.6 million and amortization of debt issuance costs of $0.4 million.

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

For the three months ended September 30, 2006, $20,000 of New Notes were converted into 13,097 common shares including 2,427 shares related to the additional interest payment feature of the notes. We recorded a $176,000 charge to interest expense during the quarter ended September 30, 2006, as a result of an increase in the fair value of the embedded derivative on our convertible debt including $2,000 related to converted notes.

For the nine months ended September 30, 2006, $15.5 million of New Notes were converted into 10,398,267 shares of common shares including 2,145,398 shares related to the additional interest payment feature of the notes. We recorded $4.1 million in interest expense during the nine months ended September 30, 2006, as a result of an increase in the fair value of the embedded derivative on our convertible debt including $2.7 million related to the converted notes.

For the three months ended September 30, 2007 and 2006, we incurred $0 and $0.9 million, respectively, in interest expense payable on our convertible debt. For the nine months ended September 30, 2007 and 2006, we incurred $0.2 million and $2.8 million, respectively, in interest expense payable on our convertible debt. Interest expense was payable on a semi-annual basis. Additionally, we amortized a net of nil and $0.3 million, respectively, in debt issuance costs, premium and discount for the three and nine months ended September 30, 2007, and amortized $0.3 million and $0.7 million, respectively, in debt issuance costs, premium and discount for the same periods in 2006.

We expect our cash, cash equivalents and short-term investments to decrease during 2007 as a result of the use of cash to fund ongoing operations and capital investments. Additional licensing, antibody discovery collaboration agreements and debt financing arrangements may positively impact our cash balances.

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

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition and recognition of research and development expenses to be critical policies. There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2007, except as noted below, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 8, 2007.

Income Taxes

We account for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). The application of income tax law and regulations are inherently complex. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

Recent Accounting Pronouncements

In February of 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issuance costs. The fair value election is irrevocable and generally made on an instrument–by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted by us in the first quarter of fiscal 2008. We are currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on our consolidated results of operations and financial condition.

Subsequent Events

On October 31, 2007, our Board of Directors of the Company (the “Board”), on the recommendation of its compensation committee, approved a company-wide grant to employees of additional options to purchase common shares. The purpose of the grant was to improve the level of employee ownership in the business by using our existing share based option plans to bring us in line with competitive industry levels. All of these options have an exercise price of $3.67, a 10-year term and will become exercisable ratably over a four-year period. Of the total 6,635,000 options granted, 5,185,000 options were made subject to shareholder approval of a commensurate increase in the number of shares available for the grant of options under our existing share option plans.

On October 31, 2007, the Board also approved, on the recommendation of its compensation committee, amendments to our Incentive Plans to eliminate the provisions requiring payments to be made partly in common shares. Beginning with any awards for 2007, bonuses awarded under the Incentive Plans will be paid entirely in cash. The Board also approved a retroactive increase in the targets set forth in the MICP. As a result, we recorded an additional $0.4 million increase in accrued liabilities on the balance sheet as of September 30, 2007 and a related increase in compensation expense in the results of operations for the third quarter.

Forward-Looking Information and Cautionary Factors That May Affect Future Results

Certain statements contained herein related to the sufficiency of our cash resources, levels of future revenues, losses, expenses and cash, future sales of approved products, as well as other statements related to current plans for product development and existing and potential collaborative and licensing relationships, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, the period for which our cash resources are sufficient could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated, if anticipated revenues or cost sharing arrangements do not materialize, if funds are not otherwise available on acceptable terms; revenue levels may be other than as expected if sales of approved products are lower than expected; losses may be other than as expected for any of the reasons affecting revenues and expenses; expense levels and cash utilization may be other than as expected due to unanticipated changes in our research and development programs; and the sales efforts for approved products may not be successful if the parties responsible for marketing and sales fail to meet their commercialization goals, due to the strength of the competition, if physicians do not adopt the product as treatment for their patients or if remaining regulatory approvals are not obtained. These and other risks, including those related to the results of pre-clinical testing; the timing or results of pending and future clinical trials (including the design and progress of clinical trials; safety and efficacy of the products being tested; action, inaction or delay by the United States Food and Drug Administration (“FDA”), European or other regulators or their advisory bodies; and analysis or interpretation by, or submission to, these entities or others of scientific data); changes in the status of existing collaborative relationships; the ability of collaborators and other partners to meet their obligations; our ability to meet the demand of the United States government agency with which we have entered our first government contract; competition; market demands for products; scale-up and marketing capabilities; availability of additional licensing or collaboration opportunities; international operations; share price volatility; our financing needs and opportunities; uncertainties regarding the status of biotechnology patents; uncertainties as to the costs of protecting intellectual property; and risks associated with our status as a Bermuda company, are described in more detail in “Item 1A – Risk Factors”.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our loan facilities. By policy, we make our investments in high quality debt securities, limit the amount of credit exposure to any one issuer, limit duration by restricting the term of the instrument and typically hold investments to maturity. We do not invest in derivative financial instruments.

In November of 2006, we entered into a five-year senior term loan facility in the aggregate amount of $35.0 million with the principal due at maturity. As of September 30, 2007, $30.3 million was outstanding under this facility. Interest on the facility will be at a rate of USD six month LIBOR plus 5.25%, which was 10.39% at September 30, 2007.

In February of 2005, we issued $60.0 million of 6.5% convertible senior notes due 2012. In February of 2006, we completed an exchange offer for all $60.0 million of our 6.5% convertible senior notes due 2012 for $60.0 million of 6.5% convertible SNAPsSM due 2012 (the “New Notes”) and issued an additional $12.0 million of New Notes to the public for cash. The interest rate and amount of principal of the previously outstanding notes and the New Notes were fixed. The New Notes included an additional interest feature which was accounted for as an embedded derivative which was measured at fair value. Changes in the fair value of the embedded derivative were recognized in earnings as interest expense. As of September 30, 2007, all of these notes had been converted into common shares.

As of September 30, 2007, we have drawn down $18.9 million against the Novartis $50.0 million loan facility that is due in 2015 at an interest rate of USD six month LIBOR plus 2% which was 7.39% at September 30, 2007.

We estimate that a hypothetical 100 basis point change in interest rates could increase or decrease our interest expense by approximately $499,000 on an annualized basis.

We hold interest-bearing instruments that are classified as cash, cash equivalents and short-term investments. Fluctuations in interest rates can affect the principal values and yields of fixed income investments. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed income investments could lose value. The following table presents the amounts and related weighted interest rates of our cash and investments at September 30, 2007 and December 31, 2006, (in thousands, except interest rate):

	Maturity	Carrying Amount (in thousands)	Fair Value (in thousands)	Average Interest Rate
September 30, 2007
Cash and cash equivalents	Daily to 90 days	$41,770	$41,770	4.75%
Short-term investments	91 days to less than 18 months	5,868	5,868	5.24%
December 31, 2006
Cash and cash equivalents	Daily to 90 days	$28,002	$28,002	4.91%
Short-term investments	91 days to less than 1 year	18,392	18,381	4.30%

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our Chairman of the Board, President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chairman of the Board and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report in timely alerting them to material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings.

Changes in Internal Control

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There were no developments material to XOMA in the United States Bankruptcy Court proceedings involving Aphton Corporation (described in XOMA’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007) during the quarter ended September 30, 2007.

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

According to Genentech, United States sales of RAPTIVA® for the first nine months of 2007 were $80 million, compared with $66 million for the first nine months of 2006. According to Merck Serono, sales of RAPTIVA® outside of the United States for the first nine months of 2007 were $78 million, compared with $49 million for the first nine months of 2006. According to Genentech, United States sales of LUCENTIS® were $618 million for the first nine months of 2007, compared with $163 million for the first nine months of 2006. According to Novartis, sales of LUCENTIS® outside of the United States for the first nine months of 2007 were $222 million, compared with $6 million for the first nine months of 2006. LUCENTIS® sales began on June 30, 2006, upon its approval by regulatory agencies. Given our current reliance on RAPTIVA® and LUCENTIS® as principal sources of our revenues, any material adverse developments with respect to the commercialization of RAPTIVA® or LUCENTIS® may cause our revenues to decrease and may cause us to incur losses in the future.

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

If adequate funds are not available, we may have to raise additional funds in a manner that may dilute or otherwise adversely affect the rights of existing shareholders, curtail or cease operations, or file for bankruptcy protection in extreme circumstances. We have spent, and we expect to continue to spend, substantial funds in connection with:

•	research and development relating to our products and production technologies,

•	enhancement of our production capabilities,

•	various human clinical trials, and

•	protection of our intellectual property.

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

As of September 30, 2007, we (including our subsidiaries) had approximately $49.2 million of indebtedness outstanding. We may not be able to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We and our subsidiaries may also incur additional debt that may be secured. In connection with our collaboration with Novartis, Novartis has extended a line of credit to us (through our U.S. subsidiary) for $50.0 million to fund up to 75% of our expenses thereunder, of which $18.9 million was drawn as of September 30, 2007. This line of credit is secured by a pledge of our interest in the collaboration. On November 9, 2006, XOMA (US) LLC entered into a five-year, $35.0 million term loan facility with Goldman Sachs and borrowed the full amount thereunder. As of September 30, 2007, $30.3 million was outstanding under this facility. The loan is guaranteed by XOMA and is secured by the payment rights due to XOMA (US) LLC relating to RAPTIVA®, LUCENTIS® and CIMZIA®. As a result, these assets will not be available to XOMA or any other lender to secure future indebtedness.

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

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe that most of our products will be regulated by the FDA as therapeutic biologics. Initiation of clinical trials requires approval by health authorities. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with FDA and International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use (“ICH”) Good Clinical Practices and the European Clinical Trials Directive under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Other national, foreign and local regulations may also apply. The developer of the drug must provide information relating to the characterization and controls of the product before administration to the patients participating in the clinical trials. This requires developing approved assays of the product to test before administration to the patient and during the conduct of the trial. In addition, developers of pharmaceutical products must provide periodic data regarding clinical trials to the FDA and other health authorities, and these health authorities may issue a clinical hold upon a trial if they do not believe, or cannot confirm, that the trial can be conducted without unreasonable risk to the trial participants. We cannot assure you that U.S. and foreign health authorities will not issue a clinical hold with respect to any of our clinical trials in the future.

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

We have experienced significant losses and, as of September 30, 2007, we had an accumulated deficit of $730.0 million.

For the nine months ended September 30, 2007, we had a net loss of approximately $2.4 million or $0.02 per common share (basic and diluted). For the year ended December 31, 2006, we had net loss of approximately $51.8 million or $0.54 per common share (basic and diluted).

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

•

In March of 2005, we entered into a contract with NIAID to produce three monoclonal antibodies designed to protect United States citizens against the harmful effects of botulinum neurotoxin potentially used in bioterrorism. In July of 2006, we entered into an additional contract with NIAID for additional production and development of an appropriate formulation for human administration of these three antibodies in a single injection.

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

•

We have licensed our BCE technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 45 companies. As of September 30, 2007, we were aware of one antibody product manufactured using this technology that has received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular (wet) age-related macular degeneration, and one antibody product manufactured using this technology that is in late-stage clinical testing, UCB’s CIMZIA® (certolizumab pegol, CDP870) an anti-TNF alpha antibody fragment for rheumatoid arthritis and Crohn’s disease.

Because our collaborators and licensees are independent third parties, they may be subject to different risks than we are and have significant discretion in determining the efforts and resources they will apply. If these collaborators and licensees do not successfully develop and market these products, we may not have the capabilities, resources or rights to do so on our own. We do not know whether our collaborators or licensees will successfully develop and market any of the products that are or may become the subject of one of our collaboration or licensing arrangements. In particular, each of these arrangements provides for either sharing of collaboration expenses, which means that not only we but our collaborators must have sufficient available funds for the collaborations to continue, or funding solely by our collaborators or licensees. In addition, our collaboration with Novartis provides for funding by it in the form of a line of credit to us, and we cannot be certain that Novartis will provide the necessary funds available when we attempt to draw on the line of credit. Furthermore, our contracts with NIAID contain numerous standard terms and conditions provided for in the applicable federal acquisition regulations and customary in many government contracts. Uncertainty exists as to whether we will be able to comply with these terms and conditions in a timely manner, if at all. In addition, given our relative lack of experience in programs under contract with government agencies, we are uncertain as to the extent of NIAID’s demands and the flexibility that will be granted to us in meeting those demands. Lastly, CIMZIA® (certolizumab pegol, CDP870) has been approved in Switzerland, but has not received marketing approval from the FDA or any other foreign governmental agency, and therefore we cannot assure you that it will prove to be safe and effective, will be otherwise approved for marketing or will be successfully commercialized.

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

•

In September of 2006, we entered into an agreement with Taligen which formalized an earlier letter agreement, which was signed in May of 2006, for the development and Good Manufacturing Practices (“cGMP”) manufacture of a novel antibody fragment for the potential treatment of inflammatory diseases. In May of 2007, we and Taligen entered into a letter agreement (the “letter agreement”) which provides that we will not produce a cGMP batch at clinical scale pursuant to the terms of the agreement entered into in September of 2006. In addition, the letter agreement provides that we will conduct and complete the technical transfer of the process to Avecia Biologics Limited or its designated affiliate (“Avecia”). The letter agreement also provides that, subject to payment by Taligen of approximately $1.7 million, we will grant to Avecia a non-exclusive, worldwide, paid-up, non-transferable, non-sublicensable, perpetual license under our-owned project innovations. We have received $0.6 million as the first installment under the payment terms of the letter agreement and are entitled to receive two additional payments totaling approximately $1.1 million upon fulfillment of certain obligations, and the parties are in discussion regarding whether those obligations have been fulfilled. We have not received any further payments from Taligen and do not know whether we will receive the remaining $1.1 million. This amount has not been recognized as revenue and is not included as an accounts receivable asset as of September 30, 2007

Although we continue to evaluate additional strategic alliances and potential partnerships, we do not know whether or when any such alliances or partnerships will be entered into.

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

There can be no assurance that the market price of our common shares will not decline below its present market price or that there will be an active trading market for our common shares. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. We have experienced significant volatility in the price of our common shares. From January 1, 2006 through November 6, 2007, our share price has ranged from a high of $4.39 to a low of $1.96. On November 6, 2007, the closing price of the common shares as reported on the Nasdaq National Market was $3.28 per share. Factors contributing to such volatility include, but are not limited to:

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

•	UCB has announced that it has completed a Phase II clinical trial of CIMZIA® in psoriasis with positive results;

•

in October of 2007, Johnson & Johnson announced positive results from a Phase III clinical trial in moderate to severe plaque psoriasis of ustekinumab (CNTO 1275), a fully human monoclonal antibody that targets the cytokines interleukin-12 (IL-12) and interleukin-23 (IL-23) and that they plan to submit marketing applications in the European Union and U.S. in the fourth quarter of 2007; and

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

There are several companies developing topical peptide treatments which may compete with XOMA 629 in acne and superficial skin infections. Migenix Inc. and its partner Cutanea Life Sciences, Inc. are developing CLS001 (formerly MBI 594AN) for rosacea, a topical peptide that has completed two Phase II trials for the treatment of acne. Helix Biomedix, Inc. is developing several peptide compounds. Medicis Pharmaceutical Corp. has rights to human derived antimicrobial peptides that may be developed for acne.

In collaboration with Novartis, we are co-developing a humanized antibody to the target CD40, and, at the current time, there are several CD40-related programs under development, mostly focused on the development of CD40 ligand products. For example, SGN-40 is a humanized monoclonal antibody under development by Seattle Genetics, Inc. (“Seattle Genetics”) and Genentech which targets CD40 antigen. Seattle Genetics is currently conducting a phase II clinical trial for patients with diffuse large B-cell lymphoma, the most common type of aggressive non-Hodgkin's lymphoma, and phase I trials for patients with multiple myeloma or chronic lymphocytic leukemia. In January of 2007, Seattle Genetics entered into an exclusive worldwide license agreement with Genentech to develop and commercialize SGN-40. Under the agreement, Genentech will fund future research, development, manufacturing and commercialization costs. In January of 2007, Kirin Brewery Company, Limited and Astellas Pharma Inc. announced that they have entered into a license and collaborative research and development agreement under which they will exclusively collaborate in developing and marketing a fully human anti-CD40 antagonistic monoclonal antibody worldwide with a first target indication of prophylaxis of organ rejection associated with organ transplantation.

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

•

Regeneron Pharmaceuticals, Inc. (“Regeneron”) has been developing rilonacept or IL-1 Trap, a long-acting IL-1 inhibitor, which showed positive phase III clinical data in Cryopyrin-Associated Periodic Syndromes (“CAPS”). They also reported that the FDA had accepted their Biologics License Application (“BLA”) filing, and granted Priority Review, Orphan Drug status and Fast Track designation to the IL-1 Trap for the treatment of CAPS. On November 1, 2007, Regeneron announced that the action date for FDA’s priority review of the BLA for rilonacept for the long-term treatment of CAPS has been extended to February 29, 2008. In September 2007, Regeneron also announced that treatment with rilonacept demonstrated a statistically significant reduction in patient pain scores in a single-blind, placebo run-in-controlled study of 10 patients with chronic active gout.

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

The pharmaceutical and biotechnology industries are subject to extensive regulation, and from time to time legislative bodies and governmental agencies consider changes to such regulations that could have significant impact on industry participants. For example, in light of certain highly-publicized safety issues regarding certain drugs that had received marketing approval, the U.S. Congress is considering various proposals regarding drug safety, including some which would require additional safety studies and monitoring and could make drug development more costly. We are unable to predict what additional legislation or regulation, if any, relating to safety or other aspects of drug development may be enacted in the future or what effect such legislation or regulation would have on our business.

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

Our research, product development and business efforts could be adversely affected by the loss of one or more key members of our scientific or management staff, particularly our executive officers: Steven B. Engle, our Chairman, Chief Executive Officer and President; J. David Boyle II, our Vice President, Finance and Chief Financial Officer; Patrick J. Scannon, M.D., Ph.D., our Executive Vice President and Chief Biotechnology Officer; and Christopher J. Margolin, our Vice President, General Counsel and Secretary. We currently have no key person insurance on any of our employees.

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

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 309 employees as of September 30, 2007, and we anticipate that we will require additional experienced executive, accounting, research and development, legal, administrative and other personnel in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

We are authorized to issue, without shareholder approval, 1,000,000 preference shares, of which 2,959 were issued and outstanding as of September 30, 2007, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common shares. In addition, we are authorized to issue, without shareholder approval, up to 210,000,000 common shares, of which 131,847,003 were issued and outstanding as of September 30, 2007. If we issue additional equity securities, the price of our common shares may be materially and adversely affected.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number

10.1(1)	Employment Agreement effective as of August 3, 2007 between XOMA (US) LLC and Steven B. Engle

10.2(1)	Change of Control Severance Agreement effective as of August 3, 2007 between XOMA Ltd. And Steven B. Engle

10.3(1)	Share Option Agreement Under the XOMA Ltd. 1981 Share Option Plan dated August 3, 2007 between XOMA Ltd. and Steven B. Engle (immediately exercisable share options)

10.4(1)	Share Option Agreement Under the XOMA Ltd. 1981 Share Option Plan dated August 3, 2007 between XOMA Ltd. and Steven B. Engle (incentive share options with scheduled exercisability)

10.5(1)	Share Option Agreement Under the XOMA Ltd. 1981 Share Option Plan dated August 3, 2007 between XOMA Ltd. and Steven B. Engle (non-qualified share options with scheduled exercisability)

10.6(1)	Non-Qualified Share Option Agreement Under the XOMA Ltd. Restricted Share Plan dated August 3, 2007 between XOMA Ltd. and Steven B. Engle

10.7(1)	XOMA Ltd. Non-Qualified Share Option Agreement dated August 3, 2007 between XOMA Ltd. and Steven B. Engle

10.8(1)	Consulting Agreement effective as of August 3, 2007 between XOMA (US) LLC and John L. Castello

10.9(2)	Form of Employment Agreement entered into between XOMA (US) LLC and certain of its executives

10.10(2)	Form of Change of Control Severance Agreement entered into between XOMA Ltd. and certain of its executives

10.11(3)	Non-exclusive License Agreement effective August 27, 2008 between XOMA Ireland Limited and Pfizer, Inc

10.12(4)	Amendment No. 3 to the XOMA Ltd. 1981 Share Option Plan

10.13(4)	Amendment No. 4 to the XOMA Ltd. Restricted Share Plan

10.14(4)	Management Incentive Compensation Plan as amended and restated

31.1	Certification of Steven B. Engle, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of J. David Boyle II, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Steven B. Engle, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of J. David Boyle II, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated November 8, 2007, furnished herewith

(1)	Incorporated by reference to the corresponding exhibit to the Company’s Form 8-K filed on August 7, 2007 (File No. 0-14710)

(2)	Incorporated by reference to the corresponding exhibit to the Company’s Form 8-K filed on August 16, 2007 (File No. 0-14710)

(3)	Incorporated by reference to the corresponding exhibit to the Company’s Form 8-K filed on September 13, 2007 (File No. 0-14710)

(4)	Incorporated by reference to the corresponding exhibit to the Company’s Form 8-K filed on November 6, 2007 (File No. 0-14710)

XOMA Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Ltd.

Date: November 8, 2007	By:	/s/ STEVEN B. ENGLE
Steven B. Engle
Chairman, Chief Executive Officer and President

Date: November 8, 2007	By:	/s/ J. DAVID BOYLE II
J. David Boyle II
Vice President, Finance and Chief Financial Officer