Form 10-K
period 2007-12-31
XOMA LTD /DE/
filed 2008-03-11
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒     Non-Accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of voting shares held by non-affiliates of the registrant is $398,802,388 as of June 29, 2007.

Number of Common Shares outstanding as of March 7, 2008: 132,253,954

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the Company’s 2008 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Report.

XOMA Ltd.

2007 FORM 10-K ANNUAL REPORT

i

PART I

Item 1.	Business

Overview

XOMA Ltd. (“XOMA” or the “Company”), a Bermuda company, is a leading biopharmaceutical company focused on the discovery, development and manufacture of therapeutic antibodies. XOMA uses its expertise, technologies and capabilities to build a product pipeline that includes multiple proprietary and collaborative development programs. The Company’s lead product candidate is XOMA 052, a high affinity anti-IL-1 beta antibody with the potential to treat multiple inflammatory diseases of large unmet need. XOMA 052 is currently in Phase 1 clinical studies of Type 2 diabetes patients.

XOMA has multiple revenue streams and generates revenues from product royalties, technology licenses, development collaborations and biodefense contracts. The Company receives royalties on two approved products, RAPTIVA®, which is marketed globally for the treatment of moderate-to-severe plaque psoriasis, and LUCENTIS®, which is marketed globally for the treatment of neovascular (wet) age-related macular degeneration. XOMA has established on-going technology licensing programs for certain of its proprietary technologies, which have attracted numerous significant licensees including Pfizer, Inc. (“Pfizer”). The Company’s development collaborations include arrangements with Novartis AG (“Novartis”), Schering Plough Research Institute (“SPRI”) and Takeda Pharmaceutical Company Limited (“Takeda”). XOMA’s biodefense initiatives currently include a contract with the National Institute of Allergy and Infectious Diseases (“NIAID”) to develop three anti-botulinum neurotoxin monoclonal antibodies.

The Company has a premier antibody discovery and development platform that incorporates leading antibody phage display libraries and XOMA’s proprietary bacterial cell expression (“BCE”), Human Engineering™, and mammalian cell expression (“MCE”) technologies. BCE is an enabling technology for the discovery and manufacture of antibodies and other proteins. As a result, more than 50 pharmaceutical and biotechnology companies have signed BCE licenses.

Strategy

We are advancing a pipeline of biotherapeutic products using our proven expertise, technologies and capabilities from antibody discovery through product development. We expand our pipeline by developing proprietary products and technologies, collaborating with pharmaceutical and biotechnology companies and providing contract services to government agencies responsible for biodefense. We fund a portion of our development activities through multiple revenue streams, including product royalties, technology licenses, collaborations and biodefense contracts. We believe the global demand for therapeutic antibodies and related products will continue to grow and that as it does, the revenues we receive through royalties, licenses and product sales will increase. The principal elements of our strategy are to:

•

Focus on advancing our near-term proprietary pipeline. Using our internal capabilities and technology platform, we discovered XOMA 052, a highly potent antibody that targets the pro-inflammatory cytokine, IL-1 beta. In 2007 we began Phase 1 clinical studies of XOMA 052 in patients with Type 2 diabetes and, contingent on the outcome of these investigations we plan to initiate clinical studies of XOMA 052 in other indications in 2008, including gout, systemic juvenile idiopathic arthritis (“sJIA”), and rheumatoid arthritis. We believe XOMA 052 has the potential to treat multiple diseases of unmet medical need and that this potential increases the product’s likelihood of successful development. We plan to advance XOMA 629, a synthetic peptide compound derived from bactericidal/permeability-increasing protein (“BPI”), a human host-defense protein that is one of the body’s early lines of defense against invading microorganisms.

•

Focus on mid-term and longer-term opportunities to enhance our portfolio of proprietary products through internal discovery programs, licensing, acquisition, and in-kind product trades. We intend to continue internal drug discovery efforts and advance multiple preclinical programs to generate new product candidates that can expand our proprietary pipeline. We plan to continue to identify, evaluate and pursue the acquisition of complementary and strategically valuable products and technologies. We will also pursue non-cash, in-kind product trades as part of future antibody development collaborations and agreements for access to our antibody technologies.

•

Continue to pursue opportunities to discover, develop and manufacture therapeutic antibodies for biodefense. We have a successful history of providing contract services to the U.S. government for the development of anti-botulinum neurotoxin antibodies. We intend to pursue additional contracts with the U.S. government for the development of anti-botulinum neurotoxin antibody products, the development of antibodies against other biodefense threats, and the manufacture and stock-piling of antibodies for biodefense. In addition, we intend to leverage our experience and expertise in biodefense and pursue business opportunities with allied governments in Europe and Asia that have similar biodefense needs.

•

Expand our collaboration agreements for antibody discovery and development. We believe we possess a comprehensive and highly advanced suite of technologies and capabilities in the discovery, optimization, development and production of antibody products. Major pharmaceutical and biotechnology companies collaborate with us for access to our technologies and capabilities. These collaborations provide us with rights in strategically valuable products and revenues including upfront payments, annual license fees, research and development manufacturing revenue, milestones and royalties on sales. We intend to expand our collaboration activity through existing and/or new collaboration agreements.

•

Increase licensing revenues from existing and future proprietary technologies. We have a history of generating significant revenue from our proprietary technologies, including our BCE technology, which we have licensed to more than 50 companies in exchange for complementary technologies, licensing fees, royalties and other revenues. Our technology licensing activities generated $36.5 million in revenue for the year ended December 31, 2007, including $30.0 million in BCE license fees from our August 2007 contract with Pfizer. We also license our Human Engineering (“HE™”) technology, which allows modification of non-human monoclonal antibodies to reduce or eliminate detectable immunogenicity and make them suitable for medical purposes in humans. We believe that we can continue to generate significant revenues from BCE, HE™ and other proprietary technologies in the future.

Proprietary Products

As part of our strategy, we are focusing our technology and resources on advancing the emerging proprietary pipeline. Below is a summary of our proprietary products.

•

XOMA 052 (formerly XMA005.2) is a Human Engineered™ monoclonal antibody with a high-affinity and high-potency inhibitory activity against its inflammatory target. This high potency means that it may allow us to evaluate less frequent dosing than most current therapeutics. We are currently conducting two Phase 1 clinical trials in type II diabetes patients, one in the U.S. and one in Europe. Based on positive results in the Phase 1 type II diabetes studies, we also plan to pursue the evaluation of XOMA 052 in the treatment of gout, rheumatoid arthritis, and sJIA.

•

XOMA 629 (a reformulation of XMP.629) is a topical anti-bacterial formulation of a peptide derived from bactericidal/permeability-increasing protein (“BPI”), an integral part of the protective human immune system. XOMA is developing XOMA 629 as a possible treatment for superficial skin infections. The emergence of infections resistant to current antibiotics has encouraged our researchers to review the properties of the compound for its dermatological applications. Based on an internal evaluation of this program in 2007 the Company has chosen to focus its development efforts on the use of this product in superficial skin infections, including impetigo and the eradication of staphylococcus aureus, including methicillin-resistant staphylococcus aureus (“MRSA”).

•

Other Products: We are pursuing additional opportunities to further broaden our pre-clinical product pipeline. These include product development collaborations with other pharmaceutical and biotechnology companies and evaluations of product in-licensing, in-kind product trades and acquisition opportunities. No assurance can be given regarding the timing or likelihood of future collaborative arrangements or product licensure.

Partnership Products

XOMA partners with world-class organizations in research of new products. Below is a list of current products in research through collaborations.

•

HCD122 (formerly CHIR-12.12) with Novartis (formerly Chrion Corporation): We have a 30% interest in HCD122, which is a fully human anti-CD40 antagonist antibody intended as a treatment for B-cell mediated diseases, including malignancies and autoimmune diseases. This antibody has a dual mechanism of action blocking a tumor cell growth and survival signal as well as recruiting immune effector cells to kill tumor cells. HCD122 is the first product candidate selected under the multi-product antibody development and commercialization agreement for the treatment of cancer announced by Chiron and us, initiated in March of 2004. The first Investigational New Drug (“IND”) application was submitted in December of 2004. In April of 2005, we announced the initiation of a Phase 1 study for patients with advanced chronic lymphocytic leukemia (“CLL”) and in October of 2005, we initiated a second Phase 1 study for patients with multiple myeloma (“MM”). Phase 1 trials of HCD122 in patients with relapsed and refractory MM and CLL are ongoing. We expect to expand clinical development with one or more additional indications in 2008. In addition, there are multiple undisclosed preclinical stage programs that we are investigating as a result of our collaboration with Novartis.

•

Therapeutic Antibodies with SPRI: SPRI is part of the Schering Plough Corporation, a global pharmaceutical company which reported net sales of $12.7 billion in 2007. During 2006, we signed a contract with SPRI for therapeutic monoclonal antibody discovery and development against multiple targets selected by them, and we are currently conducting multiple discovery programs through this partnership.

•

Therapeutic Antibodies with Takeda: Takeda is a major Japanese pharmaceutical company which reported net sales of $11.1 billion in 2007. During 2006, we signed a contract with Takeda for therapeutic monoclonal antibody discovery and development against multiple targets selected by them, and we are currently conducting multiple discovery programs through this partnership.

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

Royalties and Technology Licenses

Royalties

XOMA earns royalties in the mid- and low-single digits on two marketed antibody products and may earn future royalties on a third product that has been accepted for regulatory approval. These products are listed below in order of their development status, beginning with the most advanced:

•	RAPTIVA® (Efalizumab) with Genentech: Genentech is a major biotechnology company which reported revenues of $11.7 billion for 2007. RAPTIVA® is a humanized therapeutic monoclonal antibody developed to treat immune system disorders. RAPTIVA® is the first biologic therapy designed to provide long-term control of chronic moderate-to-severe plaque psoriasis and can be self-administered by patients as a single, once-weekly subcutaneous injection. On October 27, 2003, the Food and Drug Administration (“FDA”) approved RAPTIVA® for the treatment of adults with chronic moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy. Genentech has been marketing RAPTIVA® in the United States since November of 2003. In September of 2004, Merck Serono S.A. (“Merck Serono”, formerly Serono S.A.), Genentech’s international marketing partner for RAPTIVA®, announced that RAPTIVA® had received approval for use in the European Union. By the end of 2006, Merck Serono had launched RAPTIVA® in over fifty countries worldwide.

In 2006, Merck Serono announced the results of the 24-week Clinical Experience Acquired with RAPTIVA® (“CLEAR”) study to evaluate RAPTIVA® in moderate-to-severe psoriasis patients and refractory patients. The CLEAR study confirmed the efficacy and safety of RAPTIVA® during the initial 12-week treatment period and demonstrated a continued improvement in clinical response for patients following an extended treatment. RAPTIVA® was also found to be equally effective in the subgroup of patients refractory to at least two systemic therapies. In 2006, Merck Serono also initiated CLEAREST™ in Europe with a seven year trial, the first large-scale pharmaco-epidemiological study of RAPTIVA® in psoriasis in Europe. The primary objective of this prospective, seven year cohort study is to gather additional long-term safety data of RAPTIVA® in 7,000 adult patients with moderate-to-severe plaque psoriasis over approximately 18,000 patient years of clinical treatment. In February of 2007, Genentech announced results from a 12-week Phase 4 study of RAPTIVA® that showed statistically significant improvement in patients with chronic moderate-to-severe plaque psoriasis involving the hands and feet. The study was the first randomized, double blind, placebo-controlled trial to evaluate a biologic agent in the treatment of this uniquely challenged subpopulation of psoriasis patients.

In 2007, we earned royalties of $10.6 million from sales of RAPTIVA®.

•

LUCENTIS® (ranibizumab injection) by Genentech: LUCENTIS® is an antibody fragment against Vascular Endothelial Growth Factor for the treatment of neovascular (wet) age-related macular degeneration, which causes central vision loss in the elderly, brought on by deterioration of the macula. LUCENTIS® was approved by the FDA in June of 2006 and in the European Union, where it is distributed by Novartis in January of 2007. It is the first marketed therapeutic product manufactured under a license using our BCE technology.

In 2007, we earned royalties of $6.1 million from sales of LUCENTIS®.

•

CIMZIA® (certolizumab pegol) by UCB: CIMZIA® is an anti-TNF (Tumor Necrosis Factor) alpha antibody fragment and is marketed in Switzerland for Crohn’s disease. The FDA accepted the regulatory application of CIMZIA® for rheumatoid arthritis in the U.S. in February of 2008. UCB has stated that regulatory filing in Europe for rheumatoid arthritis is planned for the first half of 2008. CIMZIA® was also submitted for regulatory approval for Crohn’s disease in the U.S. and Europe. In September of 2007, UCB announced it received a negative opinion on the market authorization in the European Union in the treatment of Crohn’s disease. In December of 2007, UCB announced it submitted an appeal requesting a Committee for Medicinal Products for Human Use (“CHMP”) re-examination of the opinion and that a decision is expected during the first half of 2008. In addition, CIMZIA® is also in clinical trials for the treatment of psoriasis.

Technology Licenses

Below is a summary of certain proprietary technologies owned by us and available for licensing to other companies:

•	Bacterial Cell Expression. Bacterial cell expression is an enabling technology for the discovery and selection, as well as the development and manufacture, of recombinant protein pharmaceuticals,

including diagnostic and therapeutic antibodies for commercial purposes. Genetically engineered bacteria are used in the recombinant expression of target proteins for biopharmaceutical research and development. Reasons include the relative simplicity of gene expression in bacteria as well as many years of experience culturing such species as E. coli in laboratories and manufacturing facilities. In support of our own biopharmaceutical development efforts, XOMA scientists have developed efficient and cost-effective bacterial expression technologies for producing antibodies and other recombinant protein products.

We have granted over 50 licenses to biotechnology and pharmaceutical companies, including our August 2007 $30.0 million license agreement with Pfizer, to use our patented and proprietary technologies relating to bacterial expression of recombinant pharmaceutical products. Bacterial antibody expression is also a key technology used in multiple systems for high-throughput screening of antibody domains. Expression of antibodies by phage display technology, for example, depends upon the expression and secretion of antibody domains from bacteria as properly folded, functional proteins.

Current licensees include but are not limited to the following companies:

Affimed Therapeutics AG	Crucell Holland B.V.	Novartis AG

Affitech AS	Dompe, s.p.a.	Pfizer, Inc.

Alexion Pharmaceuticals, Inc.	Dyax Corp.	Schering-Plough Corporation

Applied Molecular Evolution, Inc. (AME)	E.I. duPont de Nemours and Company	Takeda Pharmaceutical Company Ltd.

Avecia Limited	Eli Lilly and Company	The Medical Research Council

Aventis Pharma Deutschland GmbH (Hoechst)	Genentech, Inc.	UCB S.A.

BioInvent International AB	Genzyme Corporation	Unilever plc

Biosite Incorporated	Invitrogen Corporation	Verenium Corporation

Cambridge Antibody Technology Limited (AstraZeneca)	Merck & Co., Inc.	Wyeth Pharmaceuticals Division

Centocor, Inc.	MorphoSys AG	ZymoGenetics, Inc.

These licenses are sometimes associated with broader agreements. For example, in October of 2006, we entered into a licensing and product development agreement with Affimed Therapeutics AG (“Affimed”). Under the terms of the agreement, Affimed received a license to use our BCE technology for research related to recombinant antibody products, with an option to acquire a BCE license for production and commercialization of antibodies, in particular their proprietary TandAb and Flexibody products. In addition, we will provide Affimed with cell line development and process development services specific to a TandAb therapeutic product candidate that they are currently developing. The agreement further provided for XOMA to receive a license under Affimed’s antibody library patents for antibody discovery purposes, as well as for the development and commercialization of antibodies. In addition, Affimed will build two customized patient-derived human antibody phage display libraries according to our specifications.

•

Human Engineering™. HE™ is a proprietary technology that allows modification of non-human monoclonal antibodies to reduce or eliminate detectable immunogenicity and make them suitable for medical purposes in humans. The technology uses a unique method developed by us, based on analysis of the conserved structure-function relationships among antibodies. The method defines which residues in a non-human variable region are candidates to be modified. The result is an HE™ antibody with preserved antigen binding, structure and function, and with eliminated or greatly reduced immunogenicity.

HE™ technology was used in development of our XOMA 052, which is currently in Phase 1 studies in humans, and certain other antibody products. In 2006, we entered into HE™ technology service agreements and humanized antibodies for AVEO Pharmaceuticals, Inc. (“AVEO”) and Attenuon, LLC (“Attenuon”). In January of 2008, we entered into an HE™ agreement with Functional Genetics, Inc. (“FGI”).

•

Antibody discovery libraries. XOMA has installed six commercial human antibody phage display libraries for the discovery of therapeutic candidates. In addition, we are building proprietary custom human antibody phage display libraries for therapeutic antibody discovery that can be used in parallel with or as an alternative for the commercial libraries. We believe that access to multiple libraries offers a number of benefits to XOMA and its partners, because it enables screening several libraries simultaneously to increase the probability of technical and business success in finding rare and unique, functional antibodies directed to targets of interest.

We also have access to certain intellectual property rights and services that augment our existing antibody technology platform and development capabilities and further streamline product development timelines. This broad antibody technology platform and expertise is available for building our antibody product pipeline as well as those of our collaborators.

Biodefense and Contract Manufacturing

Our fully integrated infrastructure also allows us to offer technical development, product development and manufacturing services. In March of 2005, we were awarded an 18-month competitive bid contract worth approximately $15.0 million from NIAID to develop three anti-botulinum neurotoxin monoclonal antibodies. In July of 2006, NIAID awarded XOMA an additional three year contract worth approximately $16.3 million to further develop and produce these antibodies to support initial clinical development with an overall goal to protect United States citizens against the harmful effects of botulinum neurotoxins used in bioterrorism. We are pursuing additional biodefense opportunities in the U.S. and key international markets including the development of additional anti-botulinum neurotoxin monoclonal antibodies, other monoclonal antibody-based biodefense products, and the manufacture of antibodies to supply strategic national stockpiles.

In November of 2006, we were named as a subcontractor under a prime contract between SRI International and NIAID. Once the final terms are negotiated, we can manufacture a variety of monoclonal antibody therapeutic agents of importance to NIAID in the areas of biodefense and infectious diseases. We expect the final contract to run five years and total $28.1 million. Successful negotiation of the subcontract would, if the full amount is funded, bring the total of our governmental contract awards to approximately $60.0 million since March of 2005. We are continuing to seek other opportunities for government and biodefense contracts.

Products Available for Out-Licensing

In an effort to focus our resources on our XOMA 052 program, we have identified the following products as available for out-licensing:

•

NEUPREX® (opebacan/rBPI21) is an injectable formulation of opebacan, a modified recombinant fragment of human BPI. BPI is a human host-defense protein made by a type of white blood cell that is important in the body’s defenses against microbial infection. Opebacan shares BPI’s anti-infective properties and it is a potent neutralizer of endotoxin. More than 1,100 patients have been treated with NEUPREX® in clinical studies without any apparent safety concerns.

In January of 2007, in conjunction with Harvard Medical School, we initiated an open label, dose escalating Phase 1/2 clinical trial of NEUPREX® in adults and children undergoing allogeneic hematopoietic stem cell transplantation (“HSCT”) to evaluate safety, pharmacokinetics and markers of biological activity. Earlier research indicates that endotoxemia can induce or worsen acute graft vs. host disease in these patients who are also susceptible to infectious complications due to the large doses of radiation or chemotherapy they receive prior to transplantation. During 2008, we plan to review the results from this ongoing trial including review of the potential use in acute radiation syndrome as part of the United States Government’s biodefense efforts.

During 2007, we completed support for two investigator-initiated trials at University of Texas Southwestern in Dallas in pediatric patients with congenital heart abnormalities requiring open heart surgery at Children’s Hospital and in patients with burn injuries at Parkland Burn Center. These Phase 1 trials evaluated opebacan’s safety and its role in improving endotoxin-induced complications in these patient populations. We expect to review the results from these two small trials in 2008 and discuss them with potential licensees.

In September of 2006, the European Medicines Agency (“EMEA”) granted an orphan medicinal product designation to NEUPREX® in meningococcal sepsis, a potentially life-threatening bacterial infection predominantly affecting young children. We are completing the regulatory assessment for NEUPREX® under the EMEA exceptional circumstances mechanism based on the currently available clinical data in meningococcal sepsis and will discuss this assessment with potential licensees.

•

ING-1 is a HE™ monoclonal antibody developed by us to specifically target tumor cells in adenocarcinoma patients. ING-1 antibodies bind with high affinity to the Ep-CAM antigen and recruit host immune cells to kill the cancer cell. We have completed three Phase 1 clinical studies of ING-1, testing both intravenous and subcutaneous formulations in patients with advanced or refractory adenocarcinomas.

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

The following table describes important information related to certain products on which we may earn royalties or that we are currently developing:

Program	Description	Indication	Status	Collaborator/ Developer

XOMA 052	HE™ antibody to IL-1ß	Type 2 diabetes, gout, rheumatoid arthritis, and systemic juvenile idiopathic arthritis	Phase 1 for T2D	Proprietary

XOMA 629	Topical formulation of BPI derived anti-microbial peptide	Impetigo and methicillin-resistant staphylococcus aureus	Preclinical	Proprietary

HCD122	Fully human antibody to CD40 with dual mechanism of action	B-cell cancers	Phase 1 for CLL & MM	Novartis, XOMA has 30% interest

Anti-botulinum neurotoxin antibodies	Therapeutic antibodies to botulinum neurotoxin Type A	Botulism poisoning	Preclinical	Proprietary

Multiple Therapeutic Antibodies	Fully human monoclonal antibodies to undisclosed disease targets	Undisclosed	Preclinical	Novartis

Multiple Therapeutic Antibodies	Fully human monoclonal antibodies to undisclosed disease targets	Undisclosed	Preclinical	Schering Plough Research Institute (fully funded)

Multiple Therapeutic Antibodies	Fully human monoclonal antibodies to undisclosed disease targets	Undisclosed	Preclinical	Takeda (fully funded)

Multiple Therapeutic Antibodies	Fully human and HE™ monoclonal antibodies to novel undisclosed metabolic disease targets	Various metabolic diseases	Preclinical	Lexicon

RAPTIVA® (Efalizumab)	Humanized anti-CD11a monoclonal antibody	Moderate-to-severe plaque psoriasis	Marketed in U.S., Europe and elsewhere, XOMA earns royalties	Genentech

LUCENTIS®	Humanized antibody fragment against Vascular Endothelial Growth Factor	Neovascular (wet) age-related macular degeneration	Marketed in U.S. and Europe, XOMA earns royalties	Genentech

CIMZIA®	Anti-TNF alpha antibody fragment	Crohn’s disease and rhematoid arthritis	Various clinical phases	UCB

The following table describes important information related to certain products that are available for licensing:

Program	Description	Indication	Status	Collaborator/ Developer
NEUPREX® (Opebacan)	IV formulation of rBPI21, a modified recombinant fragment of bactericidal/ permeability-increasing protein	Multiple anti-infective and anti-endotoxin indications	Various clinical phases	Proprietary, available for outlicensing

ING-1	HE™ antibody to Ep-CAM	Adenocarcinomas	Phase 1	Licensed to Triton for use with TNT® technology; otherwise available for outlicensing

Gastrin	Anti-Gastrin antibody	Gastric cancers	Preclinical	Proprietary, available for outlicensing

Financial and Legal Arrangements of Product Collaborations, Licensing and Other Arrangements

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

Schering Plough

In May of 2006, we entered into a fully funded collaboration agreement with the SPRI division of Schering-Plough Corporation for therapeutic monoclonal antibody discovery and development. Under the agreement, SPRI will make upfront, annual maintenance and milestone payments to us, fund our research and development and manufacturing activities related to the agreement and pay royalties on sales of products resulting from the collaboration. During the collaboration, we will discover therapeutic antibodies against multiple targets selected by SPRI using multiple human antibody phage display libraries, may optimize antibodies through affinity maturation or other protein engineering, may use our proprietary HE™ technology to humanize antibody candidates generated by hybridoma techniques, perform pre-clinical studies to support regulatory filings, develop cell lines and production processes and produce antibodies for initial clinical trials. SPRI selected the first target at the inception of the agreement and, in December of 2006, exercised its right to initiate the additional discovery and development programs.

Schering Plough/AVEO

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

In September of 2006, as a result of the successful humanization of AV-299, we entered into a second agreement with AVEO to manufacture and supply AV-299, AVEO’s novel anti-HGF antibody, in support of early clinical trials. Under the agreement, we created AV-299 production cell lines and conducted process and assay development. We will also perform cGMP manufacturing activities in support of AVEO’s IND filing and early clinical trials. AVEO retains all development and commercialization rights to AV-299.

In April of 2007, Schering Corporation, acting through its Schering-Plough Research Institute division, entered into a research, development and license agreement with AVEO concerning AV-299 and other anti-HGF molecules. In connection with the aforementioned license agreement, AVEO has assigned its entire right, title and interest in, to and under its manufacturing agreement with XOMA to SPRI.

Takeda

In November of 2006, we entered into a fully funded collaboration agreement with Takeda for therapeutic monoclonal antibody discovery and development. During the collaboration, we will discover and optimize therapeutic antibodies against multiple targets selected by Takeda. Under the agreement, Takeda will make upfront, annual maintenance and milestone payments to us, fund our research and development and manufacturing activities for preclinical and early clinical studies and pay royalties on sales of products resulting from the collaboration. Takeda will be responsible for clinical trials and commercialization of drugs after an IND submission and is granted the right to manufacture once the product enters into Phase 2 clinical trials.

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

Pfizer

In August of 2007, XOMA entered into a license agreement with Pfizer, Inc. (“Pfizer”) for non-exclusive, worldwide rights for XOMA’s patented bacterial cell expression (BCE) technology for research (including phage display), development and manufacturing of antibody products. Under the terms of the agreement, XOMA received an initial license fee payment of $30 million and will receive milestone (licensee achievement based), royalty and other fees on future sales of all products subject to this license, including products currently in late-stage clinical development.

NIAID

In March of 2005, we were awarded a $15.0 million competitive bid contract from NIAID, a division of the National Institutes of Health, to develop three anti-botulinum neurotoxin monoclonal antibodies. Under this contract, we created production cell lines using our proprietary antibody expression systems, built Master and Manufacturer’s Working Cell Banks, developed production processes and produced initial quantities of the three antibodies. The contract was performed over an eighteen month period and was 100% funded with Federal funds from NIAID under Contract No. HHSN266200500004C. Final acceptance of the project was received in October of 2006.

In July of 2006, we were awarded a $16.3 million contract funded with Federal funds from NIAID under Contract No. HHSN266200600008C/N01-Al-60008 to produce monoclonal antibodies for the treatment of botulism to protect United States citizens against the harmful effects of botulinum neurotoxins used in bioterrorism. Under this contract, we will create and produce an innovative injectable product comprised of three anti-type A botulinum neurotoxin monoclonal antibodies to support entry into Phase 1 safety human clinical trials. The work is being performed on a cost plus fixed fee basis, per the terms of the contract, over a three year period.

Attenuon

In September of 2006, we entered into an agreement with Attenuon to utilize our HE™ technology to humanize a monoclonal antibody targeting the urokinase plasminogen activator system for the treatment of cancer. Under the terms of the agreement, XOMA received up-front and annual maintenance fees and will receive future annual maintenance fees, development milestones and royalties. Attenuon will retain all development and commercialization rights to the antibody.

Triton

In October of 2004, we entered into an agreement with Triton under which Triton licensed the exclusive worldwide rights from us to use our ING-1 monoclonal antibody with Triton’s TNT™ System. The TNT™ System ablates tumors by using tiny magnetic spheres delivered, to the tumor, systemically with antibodies and heated by means of a magnetic field directed to the tumor. The combination of the ING-1 antibody with the TNT™ System is intended to create a novel, highly selective, safe, and effective treatment for adenocarcinomas, such as breast, colorectal, lung, ovary and prostate. The license to Triton includes United States and foreign patent rights related to our ING-1 and HE™ technologies along with several pending applications. ING-1 remains available for licensing outside the field covered by the Triton license. Under the terms of the contract, we received an upfront license fee and will receive milestones and royalties.

Recently Terminated Agreements

Taligen

In September of 2006, we entered into an agreement with Taligen Therapeutics, Inc. (“Taligen”) which formalized an earlier letter agreement, which was signed in May of 2006, for the development and Good Manufacturing Practices (“cGMP”) manufacture of a novel antibody fragment for the potential treatment of inflammatory diseases. In May of 2007, we and Taligen entered into a letter agreement (the “letter agreement”) which provides that we will not produce a cGMP batch at clinical scale pursuant to the terms of the agreement entered into in September of 2006. In addition, the letter agreement provides that we will conduct and complete the technical transfer of the process to Avecia Biologics Limited or its designated affiliate (“Avecia”). The letter agreement also provides that, subject to payment by Taligen of approximately $1.7 million, we will grant to Avecia a non-exclusive, worldwide, paid-up, non-transferable, non-sublicensable, perpetual license under our-owned project innovations. We have received $0.6 million as the first installment under the payment terms of the letter agreement and are entitled to receive two additional payments totaling approximately $1.1 million upon fulfillment of certain obligations. We have not received any further payments from Taligen and do not know whether we will receive the remaining $1.1 million.

Competition

The biotechnology and pharmaceutical industries are subject to continuous and substantial technological change. Competition in the areas of recombinant DNA-based and antibody-based technologies is intense and expected to increase as new technologies emerge and established biotechnology firms and large chemical and pharmaceutical companies continue to advance in the field. A number of these large pharmaceutical and chemical companies have enhanced their capabilities by entering into arrangements with or acquiring biotechnology companies or entering into business combinations with other large pharmaceutical companies. Many of these companies have significantly greater financial resources, larger research and development and marketing staffs and larger production facilities than ours. Moreover, certain of these companies have extensive experience in undertaking preclinical testing and human clinical trials. These factors may enable other companies to develop products and processes competitive with or superior to ours. In addition, a significant amount of research in biotechnology is being carried out in universities and other non-profit research organizations. These entities are becoming increasingly interested in the commercial value of their work and may become more aggressive in seeking patent protection and licensing arrangements. Furthermore, many companies and universities tend not to announce or disclose important discoveries or development programs until their patent position is secure or, for other reasons, later; as a result, we may not be able to track development of competitive products, particularly at the early stages. There can be no assurance that developments by others will not render our products or technologies obsolete or uncompetitive.

Without limiting the foregoing, we are aware of the following competitors for the products and candidates shown in the table below. This table is not intended to be representative of all existing competitors in the market:

Product/Candidate	Competitors

Raptiva	Amgen, Inc. with Wyeth Pharmaceuticals
Abbott Laboratories
Johnson & Johnson
Biogen Idec Inc.

Lucentis	Pfizer, Inc.
OSI Pharmaceuticals, Inc.
QLT Inc.

XOMA 052	Amgen, Inc.
Regeneron Pharmaceuticals, Inc.
Novartis AG

XOMA 629	Migenix, Inc.
Cutanea Life Sciences, Inc.
Helix Biomedix, Inc.
GlaxoSmithKline

HCD122	Seattle Genetics, Inc.
Kirin Brewery Company, Limited with Astellas Pharma Inc.

Biodefense	Cangene
Emergent BioSolutions

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

The initial stage of clinical testing, Phase 1, ordinarily encompasses safety, pharmacokinetic and pharmacodynamic evaluations. Phase 2 testing encompasses investigation in specific disease states designed to provide preliminary efficacy data and additional information on safety. Phase 3 studies are designed to further establish clinical safety and efficacy and to provide information allowing proper labeling of the product following approval. Phase 3 studies are most commonly multi-center, randomized, placebo-controlled trials in which rigorous statistical methodology is applied to clinical results. Other designs may also be appropriate in specific circumstances.

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

We have established a portfolio of patents related to our bacterial expression technology, including claims to novel promoter sequences, secretion signal sequences, compositions, methods for expression and secretion of recombinant proteins from bacteria, including immunoglobulin gene products, and improved methods and cells for expression of recombinant protein products. U.S. Patent No. 5,028,530 is directed to expression vehicles containing an araB promoter, host cells and processes for regulated expression of recombinant proteins. U.S. Patent Nos. 5,576,195 and 5,846,818 are related to DNA encoding a pectate lyase signal sequence, recombinant vectors, host cells and methods for production and externalization of recombinant proteins. U.S. Patent Nos. 5,595,898, 5,698,435 and 5,618,920 address secretable immunoglobulin chains, DNA encoding the chains and methods for their recombinant production. U.S. Patent Nos. 5,693,493, 5,698,417 and 6,204,023 relate to methods for recombinant production/secretion of functional immunoglobulin molecules. U.S. Patent No. 7,094,579 relates to eukaryotic signal sequences and their use in methods for prokaryotic expression of recombinant proteins. U.S. Patent No. 6,803,210 relates to improved bacterial host cells that are deficient in one or more of the active transport systems for an inducer of an inducible promoter, such as arabinose for an araB promoter, and methods for the use of such cells for the production of recombinant proteins. Most of the more important European patents in this portfolio will expire in July of 2008.

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

Research and License Agreements

We have contracted with a number of academic and institutional collaborators to conduct research and development activities. Under these agreements, we generally fund either the research and development or evaluation of products, technologies or both, will own or obtain exclusive licenses to products or technologies developed and may pay royalties on sales of products covered by certain licenses. The rates and durations of such royalty payments vary by product and institution and range, generally, for periods from five years to indefinite duration. Aggregate expenses incurred by us under all of our research agreements were $161,000 in 2007 and negligible in 2006 and 2005. We have entered into certain license agreements with respect to the following products:

•

In December of 2007, we entered into an agreement with The Regents of the University of California (“Regents”) to license the rights to antibodies directed against anti-botulinum neurotoxin Types A, B and E. Under the agreement, XOMA will make milestone payments and the Regents will receive royalties on commercial sales of the antibody products. With this license, we have the exclusive right under pending patent applications to develop for commercial applications these antibodies intended to treat botulism poisoning. The antibodies covered by the license agreement are currently being developed by XOMA under a $16.3 million contract award from the National Institute of Allergy and Infectious Diseases (NIAID), a division of the National Institutes of Health, (Contract No. HHSN266200600008C/N01-Al-60008) to produce monoclonal antibodies for the treatment of botulism to protect United States citizens against the harmful effects of biological agents used in bioterrorism.

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

•

In July of 1998, we entered into a license agreement with Incyte whereby we obtained an exclusive (even as to Incyte), freely sublicenseable, worldwide license to all of Incyte’s patent rights relating to

BPI. We will pay Incyte a royalty on sales of BPI products covered by the license, up to a maximum of $11.5 million and made a $1.5 million advance royalty payment, one-half in cash and one-half in our common shares. We also issued warrants to Incyte to purchase 250,000 of our common shares at $6.00 per share. As of December 31, 2007, 125,000 of these warrants remain outstanding. Due to offsets against other royalties, we may not ultimately incur increased total BPI royalty payments as a result of this license.

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

Employees

As of December 31, 2007, we employed 311 non-unionized full-time employees at our California facilities, principally in Berkeley, California. Our employees are engaged in clinical, process development and manufacturing, quality assurance and control, research and product development, and in executive, finance and administrative positions. We consider our employee relations to be excellent.

Available Information

For information on XOMA’s investment prospects and risks, please contact Mr. Greg Mann, Senior Director, Investor Relations and Corporate Communications at (800) 246-9662 or by sending an e-mail message to investorrelations@xoma.com. Our principal executive offices are located at 2910 Seventh Street, Berkeley, California 94710 U.S.A. Our telephone number is (510) 204-7200.

The following information can be found on our website at http://www.xoma.com or can be obtained free of charge by contacting our Investor Relations Department:

•

Our annual report on Form 10-K, quarterly reports on Form 10-K, current reports on Form 8-K and all amendments to those reports will be available as soon as reasonably practicable after such material is electronically filed with the United States Securities and Exchange Commission (“SEC”). All reports we file with the SEC can also be obtained free of charge via EDGAR through the SEC’s website at http://www.sec.gov.

•

Our policies related to corporate governance, including our Code of Ethics applying to our directors, officers and employees (including our principal executive officer and principal financial and accounting officer) that we have adopted to meet the requirements set forth in the rules and regulations of the SEC and its corporate governance principles are available.

•	The charters of the Audit, Compensation and Nominating & Governance Committees of our Board of Directors are available.

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

Currently, our revenues rely significantly upon sales of RAPTIVA® and LUCENTIS®, in which we have only royalty interests. RAPTIVA® was approved by the FDA on October 27, 2003, for the treatment of chronic moderate-to-severe plaque psoriasis in adults who are candidates for systemic therapy or phototherapy. Genentech and Merck Serono, Genentech’s international marketing partner for RAPTIVA®, are responsible for the marketing and sales effort in support of this product. In September of 2004, Merck Serono announced that RAPTIVA® had received approval for use in the European Union and the product was launched in several European Union countries in the fourth quarter of 2004. LUCENTIS® was approved by the FDA on June 30, 2006, for the treatment of age-related macular degeneration. Genentech and Novartis, Genentech’s international marketing partner for LUCENTIS®, are responsible for the marketing and sales effort in support of this product. We have no role in marketing and sales efforts, and Genentech, Merck Serono and Novartis do not have an express contractual obligation to us regarding the marketing or sales of RAPTIVA® or LUCENTIS® .

Under our current arrangements with Genentech, we are entitled to receive royalties on worldwide sales of RAPTIVA® and LUCENTIS®. Successful commercialization of these products is subject to a number of risks, including, but not limited to:

•	Genentech’s and Merck Serono’s willingness and ability to implement their marketing and sales effort and achieve sales;

•	the strength of competition from other products being marketed or developed to treat psoriasis;

•	the occurrence of adverse events which may give rise to safety concerns;

•	physicians’ and patients’ acceptance of RAPTIVA® as a treatment for psoriasis and LUCENTIS® as a treatment for age-related macular degeneration;

•	Genentech’s ability to provide manufacturing capacity to meet demand for the products; and

•	pricing and reimbursement issues.

According to Genentech, United States sales of RAPTIVA® during 2007 were $107 million, compared with $90 million and $79 million during 2006 and 2005, respectively. According to Merck Serono, sales of

RAPTIVA® outside of the United States during 2007 were $106 million, compared with $70 million and $33 million during 2006 and 2005, respectively. According to Genentech, United States sales of LUCENTIS® were $815 million during 2007 compared with $380 million in 2006 and sales outside the United States were $393 million in 2007 compared with $27 million during 2006. LUCENTIS® sales began on June 30, 2006, upon its approval by regulatory agencies. Given our current reliance on RAPTIVA® and LUCENTIS® as principal sources of our revenues, any material adverse developments with respect to the commercialization of RAPTIVA® or LUCENTIS® may cause our revenues to decrease and may cause us to incur losses in the future.

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

Based on current spending levels, anticipated revenues, collaborator funding, and other sources of funding we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through at least the next twelve months. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. As a result, we do not know when or whether:

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

As of December 31, 2007, we (including our subsidiaries) had approximately $50.9 million of indebtedness outstanding. We may not be able to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We and our subsidiaries may also incur additional debt that may be secured. In connection with our collaboration with Novartis, Novartis has extended a line of credit to us (through our U.S subsidiary) for $50.0 million to fund up to 75% of our expenses thereunder, of which $20.6 million was drawn as of December 31, 2007. This line of credit is secured by a pledge of our interest in the collaboration. On November 9, 2006, XOMA (US) LLC entered into a five-year, $35.0 million term loan facility with Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”) and borrowed the full amount thereunder. The outstanding balance as of December 31, 2007 was $30.3 million. The loan is guaranteed by XOMA and is secured by the payment rights relating to RAPTIVA®, LUCENTIS® and CIMZIA™. So long as this loan is outstanding, these assets will not be available to XOMA or any other lender to secure future indebtedness.

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

For example, In 2003, we completed two Phase 1 trials of XMP.629, a BPI-derived topical peptide compound targeting acne, evaluating the safety, skin irritation and pharmacokinetics. In January of 2004, we announced the initiation of Phase 2 clinical testing in patients with mild-to-moderate acne. In August of 2004, we announced the results of a Phase 2 trial with XMP.629 gel. The results were inconclusive in terms of clinical benefit of XMP.629 compared with vehicle gel. In 2007, after completing an internal evaluation of this program, we chose to focus development efforts on the use of this product in superficial skin infections, including impetigo and the eradication of staphylococcus aureus, including MRSA.

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

Administering any of our products or potential products may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects that we have observed in pre-clinical studies for some compounds in a particular research and development program may occur in preclinical studies or clinical trials of other compounds from the same program. Such toxicities or adverse effects could delay or prevent the filing of an IND (or a foreign equivalent) with respect to such products or potential products or cause us to cease clinical trials with respect to any drug candidate. In clinical trials, administering any of our products to humans may produce adverse effects. These adverse effects could interrupt, delay or halt clinical trials of our products and could result in the FDA or other regulatory authorities denying approval of our products for any or all targeted indications. The FDA, other regulatory authorities, our partners or we may suspend or terminate clinical trials at any time. Even if one or more of our products were approved for sale, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA to impose restrictions on, or stop, the further marketing of such drugs. Indications of potential adverse effects or toxicities which may occur in clinical trials and which we believe are not significant during the course of such clinical trials may later turn out to actually constitute serious adverse effects or toxicities when a drug has been used in large populations or for extended periods of time. Any failure or significant delay in completing preclinical studies or clinical trials for our products, or in receiving and maintaining regulatory approval for the sale of any drugs resulting from our products, may severely harm our reputation and business.

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

We have experienced significant losses and, as of December 31, 2007, we had an accumulated deficit of $739.9 million.

For the year ended December 31, 2007, we had a net loss of approximately $12.3 million or $0.10 per common share (basic and diluted). For the year ended December 31, 2006, we had a net loss of approximately $51.8 million or $0.54 per common share (basic and diluted).

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

•

In April of 1996, we entered into an agreement with Genentech whereby we agreed to co-develop Genentech’s humanized monoclonal antibody product RAPTIVA®. In April of 1999, March of 2003, and January of 2005, the companies amended the agreement. In October of 2003, RAPTIVA® was approved by the FDA for the treatment of adults with chronic moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy and, in September of 2004, Merck Serono announced the product’s approval in the European Union. In January of 2005, we entered into a restructuring of our collaboration agreement with Genentech which ended our existing cost and profit sharing arrangement related to RAPTIVA® in the United States and entitles us to a royalty interest on worldwide net sales.

•

In November of 2001, we entered into a collaboration with Millennium to develop two of Millennium’s products for certain vascular inflammation indications. In October of 2003, we announced that we had discontinued one of these products, MLN2201. In December of 2003, we announced the initiation of Phase I testing on the other product, MLN2222. As of May of 2006, we completed the transfer of the data from the Phase I study to Millennium as per our amended agreement.

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

•

We have licensed our BCE technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 50 companies. As of December 31, 2007, we were aware of one antibody product manufactured using this technology that has received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular (wet) age-related macular degeneration, and one antibody manufactured using this technology that is in late-stage clinical testing, UCB’s CIMZIA™ (certolizumab pegol, CDP870) an anti-TNF alpha antibody fragment for rheumatoid arthritis and Crohn’s disease.

Because our collaborators and licensees are independent third parties, they may be subject to different risks than we are and have significant discretion in determining the efforts and resources they will apply related to their agreements with us. If these collaborators and licensees do not successfully develop and market these products, we may not have the capabilities, resources or rights to do so on our own. We do not know whether our collaborators or licensees will successfully develop and market any of the products that are or may become the subject of one of our collaboration or licensing arrangements. In particular, each of these arrangements provides for either sharing of collaboration expenses, which means that not only we but our collaborators must have sufficient available funds for the collaborations to continue, or funding solely by our collaborators or licensees. In addition, our collaboration with Novartis provides for funding by it in the form of a line of credit to us, and we cannot be certain that Novartis will provide the necessary funds available when we attempt to draw on the line of credit. Furthermore, our contracts with NIAID contain numerous standard terms and conditions provided for in the applicable federal acquisition regulations and customary in many government contracts. Uncertainty exists as to whether we will be able to comply with these terms and conditions in a timely manner, if at all. In addition, given our relative lack of experience in programs under contract with government agencies, we are uncertain as to the extent of NIAID’s demands and the flexibility that will be granted to us in meeting those demands. Lastly, CIMZIA® has not received marketing approval from the FDA or the EMEA, and therefore we cannot assure you that it will be approved for marketing in the US or the EU or that it will be successfully commercialized.

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

•

In September of 2005, we signed a letter agreement with Cubist to develop production processes and to manufacture a novel two-antibody biologic in quantities sufficient to conduct Phase 3 clinical trials. In July of 2006, Cubist announced that it had decided to cease investment in this product because of stringent FDA requirements for regulatory approval, and as a result we have terminated our letter agreement with Cubist.

•

In September of 2006, we entered into an agreement with Taligen which formalized an earlier letter agreement, which was signed in May of 2006, for the development and Good Manufacturing Practices (“cGMP”) manufacture of a novel antibody fragment for the potential treatment of inflammatory diseases. In May of 2007, we and Taligen entered into a letter agreement (the “letter agreement”) which provides that we will not produce a cGMP batch at clinical scale pursuant to the terms of the agreement entered into in September of 2006. In addition, the letter agreement provides that we will conduct and complete the technical transfer of the process to Avecia Biologics Limited or its designated affiliate (“Avecia”). The letter agreement also provides that, subject to payment by Taligen of approximately $1.7 million, we will grant to Avecia a non-exclusive, worldwide, paid-up, non-transferable, non-sublicensable, perpetual license under our-owned project innovations. We have received $0.6 million as the first installment under the payment terms of the letter agreement and are entitled to receive two additional payments totaling approximately $1.1 million upon fulfillment of certain obligations. We have not received any further payments from Taligen and do not know whether we will receive the remaining $1.1 million. This amount has not been recognized as revenue and is not included as an accounts receivable asset as of December 31, 2007.

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

There can be no assurance that the market price of our common shares will not decline below its present market price or that there will be an active trading market for our common shares. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. We have experienced significant volatility in the price of our common shares. From January 1, 2007 through March 7, 2008, our share price has ranged from a high of $4.39 to a low of $1.96. On March 7, 2008, the closing price of the common shares as reported on the Nasdaq Global Market was $2.56 per share. Factors contributing to such volatility include, but are not limited to:

•	sales and estimated or forecasted sales of products for which we receive royalties,

•	results of preclinical studies and clinical trials,

•	information relating to the safety or efficacy of products,

•	developments regarding regulatory filings,

•	announcements of new collaborations,

•	failure to enter into collaborations,

•	developments in existing collaborations,

•	our funding requirements and the terms of our financing arrangements,

•	technological innovations or new indications for our therapeutic products,

•	introduction of new products or technologies by us or our competitors,

•	government regulations,

•	developments in patent or other proprietary rights,

•	the number of shares issued and outstanding,

•	the number of shares trading on an average trading day,

•	announcements regarding other participants in the biotechnology and pharmaceutical industries, and

•	market speculation regarding any of the foregoing.

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

These factors may enable others to develop products and processes competitive with or superior to our own or those of our collaborators. In addition, a significant amount of research in biotechnology is being carried out in universities and other non-profit research organizations. These entities are becoming increasingly interested in the commercial value of their work and may become more aggressive in seeking patent protection and licensing arrangements. Furthermore, many companies and universities tend not to announce or disclose important discoveries or development programs until their patent position is secure or, for other reasons, later; as a result, we may not be able to track development of competitive products, particularly at the early stages. Positive or negative developments in connection with a potentially competing product may have an adverse impact on our ability to raise additional funding on acceptable terms. For example, if another product is perceived to have a competitive advantage, or another product’s failure is perceived to increase the likelihood that our product will fail, then investors may choose not to invest in us on terms we would accept or at all.

The examples below pertain to competitive events in the market which we review quarterly and are not intended to be representative of all existing competitive events. Without limiting the foregoing, we are aware that:

RAPTIVA®

•

In April of 2004, Amgen Inc. and its partner Wyeth Pharmaceuticals, a division of Wyeth, announced that their rheumatoid arthritis and psoriatic arthritis drug, Enbrel®, had been approved by the FDA for the same psoriasis indication as RAPTIVA® and, in September of 2004, they announced that the product received approval in the European Union in this same indication;

•

Abbott Laboratories has recently announced that it has successfully completed two Phase 3 psoriasis trials showing clinical benefits of its rheumatoid arthritis and psoriatic arthritis drug Humira™ for the treatment of psoriasis. They indicated that they will submit regulatory applications in the United States and Europe in the first half of 2007;

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

•

In October of 2007, Johnson & Johnson announced positive results from a Phase 3 clinical trial in moderate to severe plaque psoriasis of ustekinumab (CNTO 1275), a fully human monoclonal antibody that targets the cytokines interleukin-12 (IL-12) and interleukin-23 (IL-23). The BLA and MAA regulatory submissions for chronic moderate-to-severe plaque psoriasis were filed with the US FDA and EMEA in the EU in December of 2007; the BLA was accepted for review by the US FDA in February of 2008; and

•	other companies are developing monoclonal antibody or other products for treatment of inflammatory skin disorders.

LUCENTIS®

In addition to LUCENTIS®, there are two other FDA-approved therapies to treat macular degeneration: Pfizer, Inc.’s and OSI Pharmaceuticals, Inc.’s Macugen® and Novartis’ and QLT Inc.’s Visudyne®. LUCENTIS® also competes with Genentech’s cancer drug Avastin®.

XOMA 052

In April of 2007, XOMA announced plans to initiate clinical testing of XOMA 052, a potent anti-inflammatory monoclonal antibody targeting Interleukin 1-beta (IL-1beta), in Type 2 diabetes patients. It is possible that other companies may be developing other products based on the same therapeutic target as XOMA 052 and that these products may prove more effective than XOMA 052. We are aware that:

•

Amgen has been developing AMG 108, a fully human monoclonal antibody that targets inhibition of the action of IL-1, and they announced the initiation of a Phase 2 safety trial in rheumatoid arthritis patients in September of 2006;

•

In February of 2008, Regeneron Pharmaceuticals, Inc. (“Regeneron”) announced it had received marketing approval from the FDA for ARCALYST(TM) (rilonacept) Injection for Subcutaneous Use, an interleukin-1 blocker or IL-1 Trap, for the treatment of Cryopyrin-Associated Periodic Syndromes including Familial Cold Auto-inflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 and older. In September of 2007, Regeneron also announced that treatment with rilonacept demonstrated a statistically significant reduction in patient pain scores in a single-blind, placebo run-in-controlled study of 10 patients with chronic active gout. In November of 2007, Regeneron announced it had initiated a Phase 2 safety and efficacy trial of rilonacept in the prevention of gout flares induced by the initiation of uric acid-lowering drug therapy used to control the disease.

•

Novartis has been developing ACZ885, a fully human anti-IL-1beta monoclonal antibody, and that they reported positive results in Phase 1 proof of concept clinical trials in rheumatoid arthritis and in Muckle-Wells Syndrome in June 2006. In July of 2007, they reported advancing ACZ885 into Phase 3 clinical trial for Muckle-Wells Syndrome and in December of 2007, they entered Phase 2 testing of ACZ885 in patients with Type 2 Diabetes Mellitus.

XOMA 629

There are several companies developing topical peptide treatments which may compete with XOMA 629. Migenix Inc. and its partner Cutanea Life Sciences, Inc. are developing CLS001 (formerly MBI 594AN) for roseasea, a topical peptide that has completed two Phase 2 trials for the treatment of acne. Helix Biomedix, Inc. is developing several peptide compounds. GlaxoSmithKline has two products approved for impetigo, mupirocin and retapamulin. In addition, mupirocin is approved for use in eradication of MRSA nasal colonization and for secondary traumatic skin lesions. Retapamulin is being investigated for eradication of S. aureus nasal colonization.

HCD122

In collaboration with Novartis, we are co-developing a humanized antibody to the target CD40, and, at the current time, there are several CD40-related programs under development, mostly focused on the development of CD40 ligand products. For example, SGN-40 is a humanized monoclonal antibody under development by Seattle Genetics, Inc. (“Seattle Genetics”) which is targeting CD40 antigen. Seattle Genetics is currently conducting a Phase 2 clinical trial for patients with diffuse large B-cell lymphoma, the most common type of aggressive non-Hodgkin’s lymphoma, and Phase 1 trials for patients with multiple myeloma or chronic lymphocytic leukemia. In January of 2007, Seattle Genetics entered into an exclusive worldwide license agreement with Genentech to develop and commercialize SGN-40. Under the agreement, Genentech will fund future research, development, manufacturing and commercialization costs. In January of 2007, Kirin Brewery Company, Limited and Astellas Pharma Inc. announced that they have entered into a license and collaborative research and development agreement under which they will exclusively collaborate in developing and marketing a fully human anti-CD40 antagonistic monoclonal antibody worldwide with a first target indication of prophylaxis of organ rejection associated with organ transplantation.

Biodefense

•

In May of 2006, the US Department of Health & Human Services (DHHS) awarded Cangene Corporation a five-year, $362 million contract under Project Bioshield. The contract requires Cangene to manufacture and supply 200,000 doses of an equine heptavalent botulism anti-toxin to treat individuals who have been exposed to the toxins that cause botulism.

•	Emergent BioSolutions, Inc. is currently in development of a botulism immunoglobulin candidate that may compete with our anti-botulinum neurotoxin monoclonal antibodies

•

We are aware of additional companies that are pursuing biodefense-related antibody products. PharmAthene, Elusys Therapeutics, Inc. and Human Genome Sciences, Inc. are developing anti-anthrax antibodies. Cangene and Emergent BioSolutions, Inc. are developing anti-anthrax immune globulin products. These products may compete with our efforts in the areas of other monoclonal antibody-based biodefense products, and the manufacture of antibodies to supply strategic national stockpiles.

Even if we or our third party collaborators or licensees bring products to market, we may be unable to effectively price our products or obtain adequate reimbursement for sales of our products, which would prevent our products from becoming profitable.

If we or our third party collaborators or licensees succeed in bringing our product candidates to the market, they may not be considered cost-effective, and reimbursement to the patient may not be available or may not be sufficient to allow us to sell our products on a competitive basis. In both the United States and elsewhere, sales of medical products and treatments are dependent, in part, on the availability of reimbursement to the patient from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for pharmaceutical products and services. Our business is affected by the efforts of government and third-party payors to contain or reduce the cost of healthcare through various means. In the United States, there have been and will continue to be a number of federal and state proposals to implement government controls on pricing. In addition, the emphasis on managed care in the United States has increased and will continue to increase the pressure on the pricing of pharmaceutical products. We cannot predict whether any legislative or regulatory proposals will be adopted or the effect these proposals or managed care efforts may have on our business.

Healthcare reform measures and other statutory or regulatory changes could adversely affect our business.

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

The business and financial condition of pharmaceutical and biotechnology companies are also affected by the efforts of governments, third-party payors and others to contain or reduce the costs of healthcare to consumers. In the United States and various foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system, such as proposals relating to the reimportation of drugs into the U.S. from other countries (where they are then sold at a lower price) and government control of prescription drug pricing. The pendency or approval of such proposals could result in a decrease in our share price or limit our ability to raise capital or to obtain strategic collaborations or licenses.

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

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 311 employees as of December 31, 2007, and we anticipate that we will require additional experienced executive, accounting, research and development, legal, administrative and other personnel in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

We are authorized to issue, without shareholder approval, 1,000,000 preference shares, of which 2,959 were issued and outstanding as of December 31, 2007, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common shares. In addition, we are authorized to issue, without shareholder approval, up to 210,000,000 common shares, of which 131,957,774 were issued and outstanding as of December 31, 2007. If we issue additional equity securities, the price of our common shares and, in turn, the price of our convertible notes may be materially and adversely affected.

If the trading price of our common shares fails to comply with the continued listing requirements of The Nasdaq Global Market, we would face possible delisting, which would result in a limited public market for our common shares and make obtaining future debt or equity financing more difficult for us.

If we do not continue to comply with the continued listing requirements for The Nasdaq Global Market, then Nasdaq may provide written notification regarding the delisting of our securities. At that time, we would have the right to request a hearing to appeal The Nasdaq determination and would also have the option to apply to transfer our securities to The Nasdaq Capital Market.

We cannot be sure that our price will comply with the requirements for continued listing of our common shares on The Nasdaq Global Market, or that any appeal of a decision to delist our common shares will be successful. If our common shares lose their status on The Nasdaq Global Market and we are not successful in obtaining a listing on The Nasdaq Capital Market, our common shares would likely trade in the over-the-counter market.

If our common shares are neither listed for trading on a United States national or regional securities exchange nor approved for trading on The Nasdaq Global Market, Nasdaq Capital Market or any other established United States system of automated dissemination or quotations of securities prices, it would be deemed a “fundamental change” under the indenture governing our convertible notes, giving the holders thereof the right to require us to repurchase such notes. Our failure to repurchase our convertible notes would constitute an event of default under the notes indenture, which might constitute an event of default under the terms of our other debt.

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

Such delisting from The Nasdaq Global Market or future declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions. Consent under the Exchange Control Act 1972 (and its related regulations) has been obtained from the Bermuda Monetary Authority for the issue and transfer of our shares, notes and other securities to and between non-residents of Bermuda for exchange control purposes, but this consent is conditional on our shares remaining listed on an appointed stock exchange. We cannot assure you that the Bermuda Monetary Authority will give the same or a similar consent in the event our common shares are no longer listed on The Nasdaq Global Market or another appointed stock exchange. In the absence of such a general consent, specific consents of the Bermuda Monetary Authority would be required for certain issues and transfers of our shares, notes and other securities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our development and manufacturing facilities are located in Berkeley and Emeryville, California. We lease approximately 135,000 square feet of space including approximately 35,000 square feet of research and development laboratories, 48,000 square feet of production and production support facilities and 52,000 square feet of office space. A separate 17,000 square foot technology development and pilot facility is owned by us.

We produced multiple anti-botulinum neurotoxin antibodies and XOMA 052 in addition to performing numerous small-scale development runs in 2007. We have previously produced MLN2222, TPO mimetic antibody, NEUPREX®, RAPTIVA®, MLN2201 and ING-1 for clinical trials and other testing needs at our Berkeley manufacturing facilities, pursuant to a drug manufacturing license obtained from the State of California. We recently received Investigational Medicinal Products (IMP) Certification from the Medicines and Healthcare Products Regulatory Agency of the United Kingdom to allow production of clinical trial materials for use in the European Union. We base our manufacturing capability on recombinant DNA technology, which can produce therapeutic products from either mammalian or microbial cells. Our primary manufacturing facility houses three fermentation trains each with a tank size of 2,750 liters. Our Pilot Plant houses two fermentation trains each with a tank size of 500 liters. Each facility has associated isolation and purification equipment within production suites. We perform our own formulation and contract with third parties for final sterile filling and finishing.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were brought to a vote of our shareholders in the quarter ended December 31, 2007.

Executive Officers

Our executive officers and their respective ages, as of December 31, 2007, and positions are as follows:

Name	Age	Title
Steven B. Engle	53	Chairman of the Board, Chief Executive Officer and President

Patrick J. Scannon, M.D., Ph.D.	60	Executive Vice President and Chief Biotechnology Officer

J. David Boyle II	54	Vice President, Finance and Chief Financial Officer

Christopher J. Margolin, Esq.	61	Vice President, General Counsel and Secretary

The Board of Directors elects all officers annually. There is no family relationship between or among any of the officers or directors.

Business Experience

Mr. Engle is XOMA’s Chairman of the Board, Chief Executive Officer and President. He has more than 25 years of executive leadership and biotechnology and pharmaceutical industry experience. Prior to joining XOMA in 2007, he served as chairman of the board and chief executive officer of La Jolla Pharmaceutical Company, a publicly-held biopharmaceutical company focused on the research and development of therapeutic products for autoimmune and antibody-mediated diseases. He joined La Jolla Pharmaceutical Company in 1993, became president and a director in 1994, chief executive officer in 1995, and chairman of the board in 1997. Prior to joining La Jolla, he held executive-level positions at Cygnus Therapeutic Systems, a developer of drug delivery systems, and Micro Power Systems, Inc., a manufacturer of high technology products, including medical devices. He began his professional career with the Strategic Decisions Group and the Stanford Research Institute. Mr. Engle is a graduate of the University of Texas with BS and MS degrees in Biomedical Engineering.

Dr. Scannon is one of our founders and has served as a director since our formation. Dr. Scannon became Executive Vice President and Chief Biotechnology Officer in May of 2006. Previously he was our Chief Scientific and Medical Officer beginning in March of 1993, served as our as Vice Chairman, Scientific and Medical Affairs from April of 1992 to March of 1993 and our President from our formation until April of 1992. In 2007, Dr. Scannon was invited to join the newly formed National Biodefense Science Board, reporting to the Secretary for the Department of Health and Human Services; he also became a member of the Board of Directors for Pain Therapeutics, Inc, a biopharmaceutical company. He serves on the Defense Sciences Research Council for the Defense Advanced Research Projects Agency (DARPA) and on the Threat Reduction Advisory Committee for the Department of Defense. From 1979 until 1981, Dr. Scannon was a clinical research scientist at the Letterman Army Institute of Research in San Francisco. A Board-certified internist, Dr. Scannon holds a Ph.D. in organic chemistry from the University of California, Berkeley and an M.D. from the Medical College of Georgia.

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

Mr. Margolin is our Vice President, General Counsel and Secretary. During his time with the Company, Mr. Margolin has been responsible for the legal and intellectual property function and, at various times, the business development, human resources and licensing functions. Prior to joining us in 1991, Mr. Margolin was a corporate attorney holding several different executive legal positions for Raychem Corporation, an international high technology company, for 11 years. From 1975 to 1980, he was a division counsel for TRW Inc. and from 1972 to 1975, he was an associate at the law firm of McCutchen, Black, Verleger and Shea in Los Angeles.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common shares trade on the Nasdaq Global Market under the symbol “XOMA.” The following table sets forth the quarterly range of high and low reported sale prices of our common shares on the Nasdaq Global Market for the periods indicated.

	Price Range
	High	Low
2007
First Quarter	$3.50	$2.14
Second Quarter	3.80	2.88
Third Quarter	3.77	1.96
Fourth Quarter	4.39	2.95
2006
First Quarter	$2.46	$1.57
Second Quarter	2.32	1.59
Third Quarter	1.90	1.60
Fourth Quarter	2.50	1.86

On March 7, 2008, there were 2,683 shareholders of record of our common shares, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the common shares held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one shareholder.

Dividend Policy

We have not paid dividends on our common shares. We currently intend to retain any earnings for use in the development and expansion of our business. We, therefore, do not anticipate paying cash dividends on our common shares in the foreseeable future See Note 5, “Share Capital,” to the Consolidated Financial Statements.

Plan-Based Awards

The section labeled “Plan-Based Awards” appearing in our proxy statement for the 2008 Annual General Meeting of Shareholders is incorporated herein by reference.

Performance Graph

The following graph compares the five-year cumulative total returns for XOMA common stock with the comparable cumulative return of certain indices. The graph assumes $100 invested on the same date in each of the indices. Returns of the company are not indicative of future performance.

FIVE-YEAR PERFORMANCE GRAPH

As of December 31,	XOMA Ltd.	Nasdaq Composite Index	AMEX Biotechnology Index
2002	$100.00	$100.00	$100.00
2003	156.03	150.01	144.91
2004	61.23	162.89	160.92
2005	37.83	165.13	201.32
2006	52.01	180.85	223.01
2007	80.14	198.60	232.54

Debt and Equity Issuances

During 2007 we eliminated all of our remaining convertible debt. For the year ended December 31, 2006, $27.5 million of New Notes were converted into 18,262,264 common shares including 3,602,879 shares related to the additional interest payment feature of the notes. During the first quarter of 2007, $42.0 million of New Notes were voluntarily converted by holders through March 7, 2007, at which time we announced that we had elected to automatically convert 100% of the remaining $2.5 million of New Notes outstanding. As a result, 25,640,187 shares were issued to effect the conversion of the principal balances. Additionally, we issued 1,889,317 shares and $5.2 million in cash to satisfy the remaining additional interest payment feature related to these converted New Notes.

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

In February of 2005, we issued $60.0 million of 6.5% convertible senior notes due in 2012, the proceeds of which were being used for general corporate purposes, including current research and development projects, the development of new products or technologies, equipment acquisitions, general working capital purposes and operating expenses. The notes were initially convertible into approximately 32 million common shares at a conversion rate of 533.4756 of our common shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $1.87 per common share. The convertible senior notes were issued, to the initial purchasers, for net proceeds of $56.6 million.

Item 6.	Selected Financial Data

The following table contains our selected financial information including consolidated statement of operations and consolidated balance sheet data for the years 2003 through 2007. The selected financial information has been derived from our audited consolidated financial statements. The selected financial information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below. The data set forth below is not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data
Total revenues (1)	$84,252	$29,498	$18,669	$3,665	$24,412
Total operating costs and expenses (2)	86,796	70,182	54,694	81,761	81,950

Loss from operations	(2,544)	(40,684)	(36,025)	(78,096)	(57,538)
Other income (expense), net (3)	(9,782)	(11,157)	38,807	(846)	(1,115)

Net income (loss) before taxes	(12,326)	(51,841)	2,782	(78,942)	(58,653)
Income tax expense	—	—	3	—	—

Net income (loss)	$(12,326)	$(51,841)	$2,779	$(78,942)	$(58,653)

Basic net income (loss) per common share	$(0.10)	$(0.54)	$0.03	$(0.93)	$(0.78)

Diluted net income (loss) per common share	$(0.10)	$(0.54)	$0.03	$(0.93)	$(0.78)

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$22,500	$28,002	$20,804	$23,808	$84,812
Short-term investments	16,067	18,381	22,732	511	436
Restricted cash	6,019	4,330	—	—	—
Current assets	58,088	65,888	50,288	26,607	97,234
Working capital	34,488	43,221	33,744	3,004	66,776
Total assets	84,815	91,478	72,577	46,260	118,850
Current liabilities	23,600	22,667	16,544	23,603	30,458
Long-term liabilities (4)	60,897	106,984	76,706	47,267	40,178
Redeemable convertible preferences shares, at par value (5)	1	1	1	1	1
Accumulated deficit	(739,859)	(727,533)	(675,692)	(678,471)	(599,529)
Total shareholders’ equity (net capital deficiency)	318	(38,173)	(20,673)	(24,610)	48,214

We have paid no dividends

(1)	2007 includes a non-recurring license fee from Pfizer, Inc. of $30.0 million.

(2)

Increases in 2007 and 2006 reflect increased spending on our development of XOMA 052 and our contracts with NIAID, SPRI, AVEO and Takeda. 2004 and 2003 include approximately $16.4 million and $7.5 million, respectively, of collaboration arrangement expenses related to our collaboration with Genentech on RAPTIVA® . This agreement was amended and, effective January 1, 2005, we no longer incurred these expenses.

(3)	2007 and 2006 include interest expense of $6.1 and $6.9 million, respectively, related to the revaluation of the embedded derivative to fair market value and the payment in common shares, of the additional interest feature, on our convertible debt. 2005 includes a one-time gain of $40.9 million as a result the restructuring of the Genentech agreement in January 2005.

(4)

In 2007, we eliminated the remaining $44.5 million in convertible debt issued in 2006. The balance as of December 31, 2007 includes $30.3 million from our Goldman Sachs term loan, $20.6 million for our Novartis note, and $10.0 million in long-term deferred revenue. In 2006, we exchanged convertible senior notes (issued in 2005) for $60.0 million of 6.5% Convertible SNAPsSM due 2012 and issued an additional $12.0 million of 6.5% SNAPsSM to the public for cash. The balance as of December 31, 2006 also includes our $35.0 million term loan from Goldman Sachs completed in November of 2006. 2005 includes liabilities incurred in connection with our $60.0 million aggregate principal amount of convertible senior notes due 2012 issued in February of 2005.

(5)	Aggregate liquidation preference of $29.6 million.

Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006.

	Consolidated Statements of Operations Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2007
Total revenues (6)	$12,252	$14,136	$43,140	$14,724
Total operating costs and expenses (7)	20,838	21,667	20,423	23,868
Other expense, net	(7,342)	(807)	(900)	(733)
Net income (loss)	$(15,928)	$(8,338)	$21,817	$(9,877)

Basic net income (loss) per common share	$(0.14)	$(0.06)	$0.17	$(0.07)

Diluted net income (loss) per common share	$(0.14)	$(0.06)	$0.16	$(0.07)

2006
Total revenues	$5,604	$7,512	$7,355	$9,027
Total operating costs and expenses	17,234	16,490	16,860	19,598
Other income (expense), net	(8,973)	3,063	(1,331)	(3,916)
Net loss	$(20,603)	$(5,915)	$(10,836)	$(14,487)

Basic and diluted net loss per common share	$(0.23)	$(0.06)	$(0.11)	$(0.14)

(6)	Revenues in the quarter ended September 30, 2007 include a $30.0 million non-recurring license fee from Pfizer.

(7)	Operating expenses for the quarter ended September 30, 2007 include a non-recurring credit of $2.8 million related to an agreement reached with a major collaborator regarding material costs previously recorded under the collaboration agreement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue Recognition

Revenue is generally recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the nature of the fee charged for products or services delivered and the collectibility of those fees. Allowances are established for estimated uncollectible amounts, if any.

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

Up-front fees should be recognized ratably over the expected benefit period under the arrangement. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the arrangement. We have $14.6 million of deferred up-front fees related to three research and collaboration agreements that are being amortized over a range of two to five years.

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

Contract Revenue

Contract revenue for research and development involves our providing research and development for manufacturing processes for collaborative partners, biodefense contracts or others. Revenues for certain contracts are accounted for by a proportional performance, or output based, method where performance is based on agreed progress toward elements defined in the contract. The amount of contract revenue and related costs recognized in each accounting period are based on estimates of the proportional performance during the period towards elements defined in the contract. Adjustments to estimates based on actual performance are recognized on a prospective basis and do not result in reversal of revenues should the estimate to complete be extended.

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

Research and Development Expenses

We expense research and development expenses as incurred. Research and development expenses consist of direct and research-related allocated overhead costs such as facilities costs, salaries and related personnel costs, patent costs and material and supply costs. In addition, research and development expenses include costs related to clinical trials to validate our testing processes and procedures and related overhead expenses. Under cost sharing arrangements with collaborative partners, differences between our actual research and development spending and our share of such spending under the collaboration agreement will also be included as a cost sharing adjustment in our research and development expense. Expenses resulting from clinical trials are recorded when incurred based in part on estimates as to the status of the various trials. From time to time, research and development expenses may include upfront fees and milestones paid to collaborative partners for the purchase of rights to in-process research and development. Such amounts are expensed as incurred. The timing of upfront fees and milestone payments in the future may cause variability in our future research and development expenses.

Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” we record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Share Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires that all share-based payments to employees and directors, including grants of stock options, be recognized in the statement of operations based on their fair values. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and amends SFAS No. 95, “Statement of Cash Flows”. On January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee share options and employee share purchases related to the Employee Share Purchase Plan, on estimated fair values.

Prior to the adoption of SFAS 123R, in accordance with the provisions of SFAS 123, we elected to follow APB 25, and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25”, in accounting for our employee stock-based plans. Under APB 25, if the exercise price of our employee and director stock options was equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense was recognized. However, as required by SFAS 123, the pro forma impact of expensing the fair value of our stock options and employee stock purchase plan was disclosed in the notes to our Consolidated Financial Statements.

In connection with our adoption of SFAS 123R, we use the modified prospective transition method. Under this method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. To estimate the value of an award, we use the Black-Scholes option pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. Further, the forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life, volatility and forfeiture rate are derived primarily from our historical data, the risk-free rate is based on the yield available on United States Treasury zero-coupon issues. We review our valuation assumptions quarterly and, as a result, it is likely we will change our valuation assumptions used to value share based awards granted in future periods.

At December 31, 2007, there was $6.9 million of unrecognized share-based compensation expense related to unvested share options with a weighted-average remaining recognition period of 3.2 years.

Income Taxes

We account for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for

Income Taxes” (“SFAS 109”). The application of income tax law and regulations are inherently complex. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

Results of Operations

Revenues

Total revenues in 2007 were $84.3 million, compared with $29.5 million in 2006 and $18.7 million in 2005 as shown in the table below (in thousands):

	Year ended December 31,
	2007	2006	2005
License and collaborative fees	$36,460	$2,846	$5,061
Contract and other revenue	31,057	16,329	7,392
Royalties	16,735	10,323	6,216

Total revenues	$84,252	$29,498	$18,669

License and collaborative fees revenues in 2007 were $36.5 million, compared with $2.8 million in 2006 and $5.1 million in 2005. These revenues include upfront and milestone payments related to the out-licensing of our products and technologies and other collaborative arrangements. The increase of $33.7 million for 2007 compared with 2006 primarily resulted from one-time payments from Pfizer, Inc. (“Pfizer”) and an existing technology partner in 2007 totaling $31.3 million. These payments represent initial license fees for which no remaining obligation of the Company exists. We recognized $4.3 million in revenue during the first quarter of 2007 which was the unamortized revenue from the $10.0 million upfront collaboration fee received in connection with our collaboration with Novartis AG (“Novartis”) in February of 2004. In February of 2007, we announced that pursuant to the terms of our collaboration agreement with Novartis, the mutual exclusivity obligation to conduct antibody discovery, development and commercialization work in oncology had ended. The expiration of this mutual obligation has no impact on the existing collaboration projects which have reached the development stage and the parties may continue to collaborate on a non-exclusive basis. Prior to the expiration of the exclusivity period, the upfront fee was being amortized over the expected five-year term of the exclusivity provision, or at a rate of $0.5 million a quarter. The $2.3 million decrease in license and collaborative fees revenues for 2006 compared with 2005 was primarily related to $2.0 million from an out-licensing agreement with Merck & Co., Inc. which we recognized in 2005. There was no such agreement in 2006.

Contract and other revenues were $31.1 million in 2007 compared with $16.3 million in 2006 and $7.4 million in 2005. The increase of $14.8 million in 2007 resulted primarily from increased activities in our contracts with AVEO Pharmaceuticals, Inc. (“AVEO”), Schering Plough Research Institute (“SPRI”), Takeda Pharmaceutical Company Limited (“Takeda”) and our July 2006 contract with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health, Department of Health and Human Services which is being funded with federal funds under Contract No. HHSN26620060008C/N01-A1-60008. This increase was partially offset by the completion of our contract, in October of 2006, with NIAID. The contract was entered into in March of 2005 and was 100% funded with federal funds from NIAID under Contract No. HHSN26620050004C.

The increase of $8.9 million in 2006 partially resulted from contracts entered into in 2006 with SPRI, Taligen, Cubist, AVEO but was primarily caused by contract manufacturing process services performed under our contracts with NIAID entered into in March of 2005 and July of 2006. The increase from these contracts was partially offset by a reduction in clinical trial services performed on behalf of Genentech and Novartis in 2005. We recognized revenue from the March 2005 NIAID contract as work was being performed on a proportional performance basis over an eighteen month period until final acceptance of the contract which was achieved in October of 2006. During

2006 and 2005, respectively, we recorded revenues of $9.8 million and $5.2 million from this contract. The July 2006 NIAID contract work is being performed on a cost plus fixed fee basis, per the terms of the contract, over a three year period. We are recognizing revenue as the services are performed on a proportional performance basis of which $11.3 million and $1.9 million were recognized in 2007 and 2006, respectively.

We defer revenue until all requirements under our revenue recognition policy are met. In 2007, we deferred $23.3 million of revenue from five contracts including SPRI, AVEO and Takeda and recognized $22.2 million in revenue from the five contracts including amortization of $4.3 million of the $10.0 million in upfront payments received from Novartis for our February 2004 oncology collaboration contract. In 2006, we deferred $25.2 million of revenue from eight contracts including SPRI, NIAID, Takeda and Taligen and recognized $16.1 million in revenue from the eight contracts including the amortization of the Novartis upfront payments. The 2005 $8.3 million beginning balance is the unamortized balance on the Novartis contract, the $1.5 million of revenue deferred relates to NIAID and the $2.0 million of revenue recognized is the Novartis amortization.

The following table shows the activity in deferred revenue for the years ended December 31, 2007, 2006 and 2005, (in thousands):

	Year ended December 31,
	2007	2006	2005
Beginning deferred revenue	$16,968	$7,860	$8,333
Revenue deferred	23,254	25,204	1,527
Revenue recognized	(22,158)	(16,096)	(2,000)

Ending deferred revenue	$18,064	$16,968	$7,860

Of the $18.1 million balance in deferred revenue at December 31, 2007, $8.0 million is expected to be earned over the next year and the remaining $10.1 million is expected to be earned over the next five years. Future amounts may be impacted by additional consideration received, if any, under existing or any future licensing or other collaborative arrangements as well as changes in the estimated period of obligation or services to be provided under the arrangements.

Revenues from royalties were $16.7 million in 2007 compared with $10.3 million in 2006 and $6.2 million in 2005. The increase in royalty revenues from 2005 through 2007 resulted primarily from an increase in RAPTIVA® royalties and the inception of LUCENTIS® royalties, in June of 2006, earned under our royalty arrangements with Genentech.

Revenues for 2008 may decrease as a result of the expiration in July 2008 of certain European patents in our BCE patent portfolio, which currently cover LUCENTIS® and, to the extent approved, CIMZIA®. We received approximately $2.0 million in royalties from the sale of LUCENTIS® in Europe in 2007. Any such decrease may be offset if worldwide sales of RAPTIVA® and U.S. sales of LUCENTIS® continue to increase and/or if CIMZIA® is approved for marketing in the U.S. and sales commence.

Research and Development Expenses

Generally speaking, biopharmaceutical development includes a series of steps, including in vitro and in vivo preclinical testing, and Phase 1, 2 and 3 clinical studies in humans. Each of these steps is typically more expensive than the previous step, but actual timing and the cost to us depends on the product being tested, the nature of the potential disease indication and the terms of any collaborative arrangements with other companies. After successful conclusion of all of these steps, regulatory filings for approval to market the products must be completed, including approval of manufacturing processes and facilities for the product. Our research and development expenses currently include costs of personnel, supplies, facilities and equipment, consultants, patent expenses and third party costs related to preclinical and clinical testing.

In 2007, our research and development expenses were $66.2 million compared with $52.1 million in 2006 and $39.9 million in 2005.

The $14.1 million increase in 2007 compared with 2006 primarily reflects increased spending on development of XOMA 052, including Phase 1 clinical trials, and our contracts with NIAID, SPRI/AVEO and Takeda, partially offset by a decrease in our spending on Taligen. We recorded $31.5 million in salaries and employee related expenses in 2007 compared with $22.8 million in 2006. Included in these amounts were $27.9 million for salaries and benefits, $2.6 million for bonus awards, and $1.0 million for share based compensation in 2007 compared with $21.1 million, $1.2 million and $0.5 million, respectively, in 2006. The increase in bonus awards includes the implementation of the Bonus Compensation Plan (“BCP”) in 2007. The BCP provides performance-based bonuses to be paid to employees that did not qualify under the Management Incentive Compensation Plan (“MICP”) or CEO Incentive Compensation Plan (“CICP”, collectively “Incentive Plans”).

In July of 2007, we reached an agreement with a major collaborator regarding material cost charges previously recorded under the collaboration agreement of $2.8 million. The impact of the resolution resulted in a $2.8 million reduction in research and development for the year ended December 31, 2007 as the original charges were recorded to research and development expense.

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

	Year ended December 31,
	2007	2006	2005
Earlier stage programs	$57,027	$41,548	$30,113
Later stage programs	9,188	10,546	9,783

Total	$66,215	$52,094	$39,896

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative arrangements. The costs related to internal projects versus collaborative arrangements approximate the following (in thousands):

	Year ended December 31,
	2007	2006	2005
Internal projects	$45,804	$32,033	$23,285
Collaborative arrangements	20,411	20,061	16,611

Total	$66,215	$52,094	$39,896

In 2007, two development programs (XOMA 052 and NIAID) each individually accounted for more than 10% but less than 20%, and no development program accounted for more than 20% of our total research and development expenses. In 2006, three development programs (Novartis, NIAID and XOMA 052) each individually accounted for more than 10% but less than 20%, and no development program accounted for more than 20% of our total research and development expenses. In 2005, one development program (Novartis) accounted for more than 30% but less than 40% and no development program accounted for more than 40% of our total research and development expenses.

We currently anticipate that research and development expenses will continue to increase in 2008 as compared with 2007. We expect our spending on our collaborations with Novartis and Lexicon to continue as well as increases in spending on our collaborations with SPRI and Takeda, our contract with NIAID, our development of XOMA 052 and other new projects. Future research and development spending may also be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

General and Administrative Expenses

General and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. In 2007, general and administrative expenses were $20.6 million compared with $18.1 million in 2006 and $14.8 million in 2005.

The increase of $2.5 million compared with 2006 primarily relates to increased compensation costs. Compensation costs in 2007 include $6.7 million in salaries, $1.4 million in bonus awards and $1.9 million in share based compensation in 2007 compared with $6.2 million, $0.8 million and $0.5 million in 2006, respectively. The increase in share based compensation includes $0.9 million in share-based compensation costs related to the CEO transition in the third quarter of 2007 and the increase in bonus awards includes the implementation of BCP.

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

We anticipate that general and administrative expenses will increase in 2008 as a result of increases in salaries and other personnel-related costs.

Investment and Interest Income

In 2007, investment and interest income was $1.9 million compared with $1.7 million and $1.9 million in 2006 and 2005, respectively. Investment and interest income consists primarily of interest earned on our cash and investment balances. The differences between 2007, 2006, and 2005 resulted from varying average cash balances and interest rates.

Interest Expense

In 2007, interest expense was $11.6 million compared with $12.9 million and $4.3 million in 2006 and 2005, respectively. Interest expense for 2007 consisted of $6.1 million from the revaluation of the embedded derivative related to the additional interest feature of our convertible debt, $0.2 million of interest expense on our convertible debt, $0.1 million in net amortization of debt issuance costs, discount and premium on our convertible debt, $3.4 million of interest expense on our Goldman Sachs loan, $0.4 million in amortization of debt issuance costs on Goldman Sachs loan and $1.3 million of interest expense on our note with Novartis.

Interest expense for 2006 consisted of $6.9 million from the revaluation to fair market value of the embedded derivative on our convertible debt, including $4.8 million related to shares paid for the additional interest feature on converted debt, $3.4 million of interest expense payable on our convertible debt, $1.0 million in net amortization of debt issuance costs, discount and premium on our convertible debt, $0.5 million of interest payable on our term loan, $42,000 in amortization of debt issuance costs on our term loan and $1.0 million of interest payable on our note with Novartis. Interest expense for 2005 consisted of $3.5 million of interest on our convertible debt, $0.5 million in amortization of debt issuance costs on our convertible debt and $0.3 million of interest payable on our note with Novartis.

Interest expense for 2008 is expected to decrease compared to 2007 due to the elimination of our convertible debt, which represented $6.5 million of interest expense in 2007. This decrease may be offset by additional interest expense in the event we obtain new financing.

Income Taxes

We have recorded cumulative net deferred tax assets of $205.6 million and $163.3 million at December 31, 2007 and 2006, respectively, principally attributable to the timing of the deduction of certain expenses associated with certain research and development expenses, net operating loss and other carryforwards. We also recorded corresponding valuation allowances of $205.6 million and $163.3 million at December 31, 2007 and 2006, respectively, to offset these deferred tax assets, as management cannot predict with reasonable certainty that the deferred tax assets to which the valuation allowance relates will be realized.

As of December 31, 2007, we had federal net operating loss carryforwards of approximately $149.7 million to offset future taxable income. We also had federal research and development tax credit carryforwards of approximately $11.3 million. If not utilized, these carryforwards will begin to expire in 2008. Our activities in Ireland and the adoption of FIN 48 in 2007 have allowed us to record previously unrecorded net operating losses related to our Irish subsidiary. These net operating losses are subject to a full valuation allowance. The availability of our net operating loss and tax credit carryforwards may be subject to substantial limitation if it is determined that our ownership has changed by more than 50% over a three year period.

In 2007, income tax expense was zero compared with zero in 2006 and $3,000 in 2005. The expense in 2005 is related to activities of our foreign operations.

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

SFAS 123R requires all share based payments to be recognized in the financial statements based on their fair values. We elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, have not restated our financial results for prior periods to reflect expensing of share-based compensation. As a result, the results for the years ended December 31, 2007 and 2006 are not comparable to the year ended December 31, 2005.

In November of 2005, the FASB issued FASB Staff Position FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share Base Payment Awards,” which allowed a one-time election to adopt one of two acceptable methodologies for calculating the initial additional paid-in capital pool (“APIC pool”). We elected the “short-cut” method to establish our APIC pool required under FAS 123(R) for the year ended December 31, 2006. In subsequent periods, the APIC pool will be increased by tax benefits from share-based compensation and decreased by tax deficiencies caused when the recorded share-based compensation for book purposes exceeds the allowable tax deduction. As of December 31, 2007, we had not recorded any adjustments to the APIC pool due to our loss position and the balance remained zero.

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

During the year ended December 31, 2007, we recognized $2.9 million in share-based compensation expense compared with $1.0 million in 2006. The increase of $1.9 million relates to annual grants in February 2007, a one-time employee grant in October 2007 (described below) and $0.9 million in share-based compensation related to our CEO transition in the third quarter of 2007. At December 31, 2007, there was $6.9 million of unrecognized share-based compensation expense related to unvested shares with a weighted-average remaining recognition period of 3.2 years.

On October 31, 2007, our Board of Directors, on the recommendation of its compensation committee, approved a company-wide grant to employees of additional options to purchase common shares. The purpose of the grant was to improve the level of employee ownership in the business by using existing share based option plans to bring the Company in line with competitive industry levels. Of the total of 6,635,000 options granted, 5,185,000 options were made subject to shareholder approval of a commensurate increase in the number of shares available for the grant of options under the Company’s existing share option plans. As of December 31, 2007, the 5,185,000 shares are not included in any of the options outstanding disclosures, options granted disclosures, or share-based compensation expense as they are not deemed granted for accounting purposes until shareholder approval is obtained, and we expect our share based compensation expense to increase in future years accordingly.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at December 31, 2007 was $38.6 million compared with $46.4 million and $43.5 million at December 31, 2006 and 2005, respectively. The $7.8 million decrease primarily reflects cash provided by operating activities of $4.5 million and net proceeds from short-term investments of $2.3 million offset by cash used in the purchase of fixed assets of $9.5 million and $4.7 million used in paying down the principal balance of the Goldman Sachs loan.

Net cash provided by operating activities was $4.5 million in 2007 compared with net cash used in operations of $33.3 million in 2006 and $44.2 million in 2005.

Cash provided by operations for 2007 consisted of a net loss of $12.3 million with non-cash addbacks for depreciation and amortization of $6.2 million, the revaluation of our embedded derivative of $6.1 million, equity share-based compensation of $2.9 million, and the amortization of debt issuance costs and the premium or discount on convertible notes of $0.6 million, as well as a net increase in liabilities of $4.5 million, which was partially offset by cash payments for the additional interest feature of our convertible debt of $5.2 million and $0.4 million of accrued interest on convertible debt and other interest bearing obligations. During the year ended December 31, 2007, we made payments of $6.6 million for interest on our convertible debt, $3.1 million for interest on our Goldman Sachs term loan, and $1.0 million for our Incentive Plans, which is paid in the first quarter of each year. In October 2007, the Board of Directors approved amendments to the Incentive Plans eliminating the provisions requiring payments to be made partly in Common Shares. Beginning in 2008, bonuses awarded under the Incentive Plans will be paid entirely in cash.

Cash used in operations in 2006 consisted of a net loss of $51.8 million with non-cash addbacks for the revaluation of our embedded derivative of $6.9 million, depreciation and amortization of $6.2 million, equity related compensation of $2.1 million and accrued interest of $1.2 million along with a net increase in liabilities of $10.4 million partially offset by an increase in assets of $8.2 million. During 2006, we made payments of $2.7 million for debt issuance costs on our convertible debt of which $2.0 million related to cash used in operations, $3.8 million for interest on our convertible debt and $1.1 million for our Incentive Plans.

Cash used in operations for 2005, consisted of a net income of $2.8 million with non-cash deductions of $40.9 million for a gain on the extinguishment of our debt with Genentech and a $0.3 million gain on a sale of investments along with a net increase in assets of $4.2 million and a net decrease in liabilities of $10.4 million partially offset by non-cash addbacks for depreciation and amortization of $5.8 million, equity related compensation of $1.4 million and accrued interest of $1.7 million. During 2005, we made payments of $4.0 million on our Genentech collaboration liability, $1.9 million for interest on our convertible debt and $1.3 million for our Incentive Plans.

Net cash used in investing activities for 2007, 2006 and 2005 was $8.8 million, $8.4 million and $27.4 million, respectively. Cash used in investing activities consisted of purchases of property and equipment of $9.5 million, $8.5 million and $4.8 million and net proceeds from short-term investments of $2.3 million, $4.4 million and net purchases of short-term investments of $22.5 million for 2007, 2006 and 2005, respectively. In addition, $1.7 million was transferred to restricted cash in 2007.

Net cash provided by (used in) financing activities in 2007, 2006 and 2005 was $(1.2) million, $48.9 million and $68.6 million, respectively. Financing activities in 2007 included $4.7 million in principal pay down of the Goldman Sachs term loan offset by $2.8 million of additional draw down of the Novartis note and $0.7 million in proceeds from the issuance of common shares. Financing activities in 2006 consisted of $35.0 million from our term loan with Goldman Sachs, offset by $1.5 million in debt issuance costs, $12.5 million in proceeds from the issuance of convertible notes, offset by $0.5 million in debt issuance costs, a $3.0 million advance on our line-of-credit with Novartis and $0.4 million in proceeds from the issuance of common shares. Financing activities in 2005, consisted of an issuance of $60.0 million of convertible senior notes for net proceeds of $56.4 million, a $12.4 million drawdown on our Novartis loan facility and $0.2 million in proceeds from the issuance of common shares partially offset with principal payments on capital lease obligations of $0.2 million and payments of short-term loan obligations of $0.1 million.

Due to the recent adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our short-term investments. These investments are generally held to maturity, which is generally less than one year. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. As of December 31, 2007, we held $8.6 million of auction rate securities, of which $3.1 million failed at auction during the first quarter of 2008. As of March 7, 2008, we held $4.1 million of these securities. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. We have the ability and intent to hold our debt securities to maturity when they will be redeemed at full par value. Accordingly, we consider unrealized losses to be temporary and have not recorded a provision for impairment.

Goldman Sachs Term Loan

On November 9, 2006, XOMA (US) LLC entered into a five-year, $35.0 million term loan facility (“the facility”) with Goldman Sachs and borrowed the full amount thereunder. The loan is guaranteed by XOMA.

Indebtedness under the facility will bear interest at an annual rate equal to six-month LIBOR plus 5.25%, which was 10.39% at December 31, 2007, and is secured by all rights to receive payments due XOMA (US) LLC relating to RAPTIVA®, LUCENTIS® and CIMZIA™ and other assets. Payments received by XOMA (US) LLC in respect of these payment rights, in addition to a standing reserve of the next semi-annual interest payment, will be held in a custodial account which is classified as restricted cash. This cash account and the interest earned thereon can be used solely for the payment of the interest amounts in March and September of each year and, at that time, amounts in excess of the interest reserve requirement may be used to pay down principal or be distributed back to us, at the discretion of the lender. XOMA (US) LLC may prepay indebtedness under the facility at any time, subject to certain prepayment premiums. XOMA (US) LLC is required to comply with a debt covenant determined by the ratio of royalties collected to interest payable. Proceeds from the loan will be used for general corporate purposes.

At December 31, 2007, the outstanding principal amount under this loan totaled $30.3 million and the balance in restricted cash was $6.0 million. Debt issuance costs of $1.5 million are being amortized on a straight-line basis over the five year life of the loan and are disclosed as current and long-term debt issuance costs on the balance sheet. In 2007, we incurred interest expense payable of $3.4 million and amortization of debt issuance costs of $0.3 million.

Novartis Note

In May of 2005, we executed a secured note agreement with Novartis. Under the note agreement, Novartis agreed to make semi-annual loans to us, to fund up to 75% of our research and development and commercialization costs under the collaboration arrangement, not to exceed $50.0 million in an aggregate principal amount. Any unpaid principal amount together with accrued and unpaid interest shall be due and payable in full on June 21, 2015, the tenth anniversary date of the advance date on which the first loan was made. Interest on the unpaid balance of the principal amount of each loan shall accrue at a floating rate per annum which was equal to 6.75% at December 31, 2007, and is payable semi-annually in June and December of each year. At our election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50.0 million. Loans under the note agreement are secured by our interest in the collaboration with Novartis, including our share of any profits arising therefrom. At December 31, 2007, the outstanding principal balance under this note agreement totaled $20.6 million and for the years ended December 31, 2007, 2006 and 2005, we incurred and capitalized interest expense of $1.3 million, $1.0 million and $0.3 million, respectively.

Convertible Debt

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

For the year ended December 31, 2006, $27.5 million of New Notes were converted into 18,262,264 common shares including 3,602,879 shares related to the additional interest payment feature of the notes. As of December 31, 2006, we have elected to pay all additional interest owed in common shares. We recorded a $6.9 million charge to interest expense during the year ended December 31, 2006, as a result of an increase in the fair value of the embedded derivative on our convertible debt including $4.8 million related to the additional interest feature of the converted notes. The remaining principal for the New Notes was $44.5 million as of December 31, 2006.

During the first quarter of 2007, $42.0 million of New Notes were voluntarily converted by holders through March 7, 2007, at which time we announced that we had elected to automatically convert 100% of the remaining $2.5 million of New Notes outstanding. As a result, during the quarter 25,640,187 shares were issued to effect the conversion of the principal balances. Additionally, we issued 1,889,317 shares and $5.2 million in cash to satisfy the remaining additional interest payment feature related to these converted New Notes. We recorded a $6.1 million charge to interest expense during the first quarter of 2007 as a result of the revaluation of the embedded derivative related to the additional interest feature of the convertible notes.

For the years ended December 31, 2007, 2006 and 2005, we incurred $0.2 million, $3.4 million and $3.5 million, respectively, in interest expense on our convertible debt. Additionally, we amortized a net of $0.1 million, $1.0 million and $0.5 million in debt issuance costs, premium and discount for the years ended December 31, 2007, 2006, and 2005, respectively.

Purchase Obligations

In September of 2007, we entered into a five year purchase agreement for custom cell culture medium for use in our research and development activities. Under the terms of the agreement we are obligated to meet certain annual purchase commitments. These commitments are included in the schedule of contractual obligations below.

Schedule of Contractual Obligations

Payments by period due under contractual obligations at December 31, 2007, mature as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$10,365	$2,287	$3,389	$2,890	$1,799
Purchase obligations	550	110	220	220	—
Debt Obligations (a)
Principal	50,850	—	—	30,293	20,557
Interest	23,614	4,605	9,159	6,381	3,469

Total	$85,379	$7,002	$12,768	$39,784	$25,825

(a)	See “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” and Note 4—“Convertible Notes and Other Arrangements” to the accompanying consolidated financial statements for further discussion of our debt obligations.

In addition to the above, we have committed to make potential future “milestone” payments to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $58.3 million have not been recorded on our consolidated balance sheet. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.

We currently anticipate continued losses in 2008. Our strategy is to attempt to continue broadening our product pipeline through internal development, additional collaborations such as our arrangements with SPRI and Takeda and additional government and other external contracts such as those with NIAID; and to increase revenues or benefits from cost sharing arrangements which take advantage of our manufacturing and development capabilities.

We expect our cash, cash equivalents and short-term investments to decrease during 2008 as a result of the use of cash to fund ongoing operations and capital investments. Additional licensing, antibody discovery collaboration agreements and potential financing agreements may positively impact our cash balances.

Based on current spending levels, anticipated revenues, collaborator funding, and other sources of funding we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through at least the next twelve months. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. For a further discussion of the risks related to our business and their effects on our cash flow and ability to raise new funding on acceptable terms, see “Risk Factors” included in Item 1A.

Although operations are influenced by general economic conditions, we do not believe that inflation had a material impact on financial results for the periods presented. We believe that we are not dependent on materials or other resources that would be significantly impacted by inflation or changing economic conditions in the foreseeable future.

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value, creates a framework for measuring fair value, and expands disclosure requirements about such fair value measurements. SFAS No. 157 is effective for the first quarter of 2008. We are in the process of studying the impact of this interpretation on our financial accounting and reporting, however, we do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for the Company beginning on January 1, 2008. We are in the process of studying the impact of this interpretation on our financial accounting and reporting, however, we do not expect the adoption of SFAS No. 159 to have a material impact on our financial position or results of operations.

Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development

In June 2007, the Emerging Issues Task Force issued EITF Issue 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development” (EITF No. 07-03). EITF No. 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF No. 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF No. 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. We do not expect the adoption of EITF No. 07-03 to have a material impact on our financial position or results of operations.

Accounting for Collaborative Agreements

In December of 2007, the EITF reached a consensus on EITF 07-01 “Accounting for Collaborative Agreements” (“EITF 07-01”). EITF 07-01 prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent , and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning after December 15, 2008. We are currently evaluating EITF 07-01 and its impact, if any, on our consolidated results of operations and financial condition.

Subsequent Events

As of March 7, 2008 we had $4.1 million of our investment portfolio invested in auction rate securities. These auction rate securities provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 35 days. If the auctions for the securities we own fail, the investments may not be readily convertible to cash until a future auction of these investments is successful. During the first quarter of 2008, auctions for $3.1 million of our investments in auction rate securities failed. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not expect the current lack of liquidity on these investments will affect our ability to operate our business.

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

In November of 2006, we entered into a five-year senior term loan facility in the aggregate amount of $35.0 million with the principal due at maturity. Interest on the facility will be at a rate of USD six month LIBOR plus 5.25%, which was 10.39% at December 31, 2007.

As of December 31, 2007, we have drawn down $20.6 million against the Novartis $50.0 million loan facility that is due in 2015 at an interest rate of USD six month LIBOR plus 2 percent which was 6.75% at December 31, 2007.

We estimate that a hypothetical 100 basis point change in interest rates could increase or decrease our interest expense by approximately $516,000 on an annualized basis.

We hold interest-bearing instruments that are classified as cash, cash equivalents and short-term investments. Fluctuations in interest rates can affect the principal values and yields of fixed income investments. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed income investments could lose value.

Due to the recent adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our short-term investments. These investments are generally held to maturity, which is generally less than one year. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. As of December 31, 2007, we held $8.6 million of auction rate securities, of which $3.1 million failed at auction during the first quarter of 2008. As of March 7, 2008, we held $4.1 million of these securities. To date we have not experienced any liquidity issues with respect to these securities, but should such issues arise, we may be required to hold some, or all, of these securities until maturity. We believe that, even allowing for potential liquidity issues with respect to these securities, our remaining cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. We have the ability and intent to hold our debt securities to maturity when they will be redeemed at full par value. Accordingly, we consider unrealized losses to be temporary and have not recorded a provision for impairment.

The following table presents the amounts and related weighted interest rates of our cash and investments at December 31, 2007 and 2006, (in thousands, except interest rate):

	Maturity	Carrying Amount (in thousands)	Fair Value (in thousands)	Average Interest Rate
December 31, 2007
Cash and cash equivalents	Daily to 90 days	$22,504	$22,500	5.01%
Short-term investments	91 days to less than 18 months	16,072	16,067	5.19%
December 31, 2006
Cash and cash equivalents	Daily to 90 days	$28,000	$28,002	4.91%
Short-term investments	91 days to less than 18 months	18,392	18,381	4.30%

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements of the registrant, related notes and report of independent registered public accounting firm are set forth beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chairman of the Board, Chief Executive Officer and President and our Vice President, Finance and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chairman of the Board, Chief Executive Officer and President and Vice President, Finance and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chairman of the Board, Chief Executive Officer and President and our Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

We continue to enhance internal financial controls and staffing consistent with the requirements of the Sarbanes-Oxley Act of 2002. Apart from this, there were no changes in our internal controls over financial reporting during 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial accounting.

Management’s Report on Internal Control over Financial Reporting

Management, including our Chairman of the Board, President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-159f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on the Company’s internal control over financial reporting follows.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of XOMA Ltd.

We have audited XOMA Ltd.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). XOMA Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, XOMA Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of XOMA Ltd. as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 2007 of XOMA Ltd., and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 10, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Corporate Governance

The section labeled “Item 1—Election of Directors” appearing in our proxy statement for the 2008 Annual General Meeting of Shareholders is incorporated herein by reference. Certain information concerning our executive officers is set forth in Part I of this Form 10-K.

Item 11.	Executive Compensation

The section labeled “Compensation of Executive Officers” appearing in our proxy statement for the 2008 Annual General Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The section labeled “Share Ownership” appearing in our proxy statement for the 2008 Annual General Meeting of Shareholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.	Principal Accounting Fees and Services

The section labeled “Item 2—Appointment of Independent Auditors” appearing in our proxy statement for the 2008 Annual General Meeting of Shareholders is incorporated herein by reference.

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

See “Index to Exhibits” On page i of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March 2008.

XOMA LTD.

By:	/s/ STEVEN B. ENGLE
Steven B. Engle Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN B. ENGLE (Steven B. Engle)	Chairman of the Board, Chief Executive Officer and President	March 11, 2008

/s/ J. DAVID BOYLE II (J. David Boyle II)	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2008

/s/ PATRICK J. SCANNON (Patrick J. Scannon, M.D., Ph.D.)	Executive Vice President and Chief Biotechnology Officer	March 11, 2008

/s/ W. DENMAN VAN NESS (W. Denman Van Ness)	Director	March 11, 2008

(James G. Andress)	Director

/s/ WILLIAM K. BOWES, JR. (William K. Bowes, Jr.)	Director	March 11, 2008

/s/ CHARLES J. FISHER (Charles J. Fisher, M.D.)	Director	March 11, 2008

/s/ PETER BARTON HUTT (Peter Barton Hutt)	Director	March 11, 2008

/s/ PATRICK J. ZENNER (Patrick J. Zenner)	Director	March 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of XOMA Ltd.

We have audited the accompanying balance sheets of XOMA Ltd. as of December 31, 2007 and 2006, and the related statements of operations, shareholders’ equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of XOMA Ltd.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XOMA Ltd. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2006 XOMA Ltd. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), XOMA Ltd.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 10, 2008

XOMA Ltd.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$22,500	$28,002
Short-term investments	16,067	18,381
Restricted cash	6,019	4,330
Receivables	12,135	12,045
Prepaid expenses	1,113	1,061
Debt issuance costs	254	668

Total current assets	58,088	64,487
Property and equipment, net	25,603	22,434
Debt issuance costs—long-term	722	2,661
Other assets	402	495

Total assets	$84,815	$90,077

LIABILITIES AND SHAREHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$6,995	$4,186
Accrued liabilities	7,710	7,086
Accrued interest	878	1,794
Deferred revenue	8,017	8,200

Total current liabilities	23,600	21,266
Deferred revenue—long-term	10,047	8,768
Convertible debt—long-term	—	46,823
Interest bearing obligation—long-term	50,850	51,393

Total liabilities	84,497	128,250

Commitments and contingencies (Note 6)
Shareholders’ equity (net capital deficiency):
Preference shares, $.05 par value, 1,000,000 shares authorized
Series A, 210,000 designated, no shares issued and outstanding at December 31, 2007 and 2006	—	—
Series B, 8,000 designated, 2,959 shares issued and outstanding at December 31, 2007 and 2006; aggregate liquidation preference of $29.6 million	1	1
Common shares, $.0005 par value, 210,000,000 shares authorized, 131,957,774 and 105,454,389 shares outstanding at December 31, 2007 and 2006, respectively	66	53
Additional paid-in capital	740,119	689,315
Accumulated comprehensive loss	(9)	(9)
Accumulated deficit	(739,859)	(727,533)

Total shareholders’ equity (net capital deficiency)	318	(38,173)

Total liabilities and shareholders’ equity (net capital deficiency)	$84,815	$90,077

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues:
License and collaborative fees	$36,460	$2,846	$5,061
Contract and other revenue	31,057	16,329	7,392
Royalties	16,735	10,323	6,216

Total revenues	84,252	29,498	18,669

Operating costs and expenses:
Research and development (including contract related of $17,032, $10,909, and $5,536, respectively, for the years ended December 31, 2007, 2006, and 2005)	66,215	52,094	39,896
General and administrative	20,581	18,088	14,798

Total operating costs and expenses	86,796	70,182	54,694

Loss from operations	(2,544)	(40,684)	(36,025)
Other income (expense):
Investment and interest income	1,866	1,675	1,882
Interest expense	(11,585)	(12,932)	(4,254)
Gain on extinguishment of debt	—	—	40,935
Other income (expense)	(63)	100	244

Net income (loss) before taxes	(12,326)	(51,841)	2,782

Income tax expense	—	—	3

Net income (loss)	$(12,326)	$(51,841)	$2,779

Basic net income (loss) per common share	$(0.10)	$(0.54)	$0.03

Diluted net income (loss) per common share	$(0.10)	$(0.54)	$0.03

Shares used in computing basic net income (loss) per common share	127,946	95,961	86,141

Shares used in computing diluted net income (loss) per common share	127,946	95,961	90,063

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(NET CAPITAL DEFICIENCY)

(in thousands)

	Preferred Shares		Common Shares		Paid-In Capital	Accumulated Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance, December 31, 2004	3	$1	85,587	$43	$653,537	$280	$(678,471)	$(24,610)
Exercise of share options, contributions to 401(k) and incentive plans	—	—	726	—	1,504	—	—	1,504
Comprehensive income:
Net change in unrealized loss on investments	—	—	—	—	—	(346)	—	(346)
Net income	—	—	—	—	—	—	2,779	2,779

Comprehensive income								2,433

Balance, December 31, 2005	3	1	86,313	43	655,041	(66)	(675,692)	(20,673)
Exercise of share options, contributions to 401(k) and incentive plans	—	—	879	1	1,489	—	—	1,490
Share-based compensation expense under SFAS 123R	—	—	—	—	978	—	—	978
Conversion of convertible debt	—	—	18,262	9	31,807	—	—	31,816
Comprehensive income:
Net change in unrealized loss on investments	—	—	—	—	—	57	—	57
Net loss	—	—	—	—	—	—	(51,841)	(51,841)

Comprehensive loss								(51,784)

Balance, December 31, 2006	3	1	105,454	53	689,315	(9)	(727,533)	(38,173)
Exercise of share options, contributions to 401(k) and incentive plans	—	—	864	—	1,976	—	—	1,976
Share-based compensation expense under SFAS 123R	—	—			2,858	—	—	2,858
Conversion of convertible debt	—	—	25,640	13	45,970	—	—	45,983
Comprehensive income:
Net change in unrealized loss on investments	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(12,326)	(12,326)

Comprehensive loss	—	—	—	—	—	—	—	(12,326)

Balance, December 31, 2007	3	$1	131,958	$66	$740,119	$(9)	$(739,859)	$318

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(12,326)	$(51,841)	$2,779
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,155	5,117	5,083
Common shares contribution to 401(k) and management incentive plans	1,321	1,088	1,353
Share-based compensation expense	2,858	978	—
Accrued interest on convertible notes and other interest bearing obligations	408	1,159	1,652
Revaluation of embedded derivative	6,101	6,945	—
Interest paid on conversion of convertible debt	(5,172)	—	—
Amortization of discount, premium and debt issuance costs of convertible debt	584	1,035	451
Amortization of premiums on short-term investments	(5)	18	240
Gain on extinguishment of debt	—	—	(40,935)
Loss on disposal/retirement of property and equipment	146	11	11
(Gain) loss on sale of investments	—	—	(271)
Other non-cash adjustments	(7)	(3)	3
Changes in assets and liabilities:
Receivables	(52)	(6,706)	(4,315)
Prepaid expenses	(52)	(86)	440
Other assets	55	—	(323)
Accounts payable	2,809	(1,462)	3,729
Accrued liabilities	624	1,369	(13,614)
Deferred revenue	1,096	9,108	(473)

Net cash provided by (used in) operating activities	4,543	(33,270)	(44,190)

Cash flows from investing activities:
Proceeds from sales/maturities of investments	35,320	32,784	9,224
Purchase of investments	(32,994)	(28,391)	(31,763)
Transfer of restricted cash	(1,689)	(4,330)	—
Purchase of property and equipment	(9,469)	(8,506)	(4,844)

Net cash used in investing activities	(8,832)	(8,443)	(27,383)

Cash flows from financing activities:
Principal payments of short-term loan	—	—	(115)
Payments under capital lease obligations	—	—	(237)
Principal payments of long-term debt	(4,707)	—	—
Proceeds from issuance of long-term debt	2,840	36,541	12,373
Proceeds from issuance of convertible notes	—	11,969	56,397
Proceeds from issuance of common shares	654	401	151

Net cash provided by (used in) financing activities	(1,213)	48,911	68,569

Net increase (decrease) in cash and cash equivalents	(5,502)	7,198	(3,004)
Cash and cash equivalents at the beginning of the period	28,002	20,804	23,808

Cash and cash equivalents at the end of the period	$22,500	$28,002	$20,804

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

The Company may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements. The Company cannot assure that the funding, if needed, will be available on terms attractive to it, or at all. Furthermore, any additional equity financings may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. The Company’s failure to raise capital as and when needed could have a negative impact on it financial condition and its ability to pursue business strategy. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs. The Company’s expense structure includes discretionary expenditures that are within the Company’s control.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates and Reclassifications

The preparation of these Consolidated Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, research and development expense, long-lived assets and stock-based compensation. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

Certain reclassifications of prior period amounts have been made to our consolidated financial statements to conform to the current period presentation.

Concentration of Risk

Cash, cash equivalents, short-term investments, restricted cash and accounts receivable are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains money market funds and short-term investments that bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. In 2007, four customers represented 36%, 20%, 16% and 13% of total revenues and as of December 31, 2007, there were billed and unbilled receivables of $10.9 million outstanding from three of these customers representing 42%, 31% and 26% of the accounts receivable balance. In 2006, two customers represented 40% and 35% of total revenues and as of December 31, 2006, there were billed and unbilled receivables of $11.2 million outstanding from these customers and one additional customer representing 45%, 26% and 13% of the balance. In 2005, four customers represented

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

39%, 28%, 14%, and 11% of total revenues and as of December 31, 2005, and there were billed and unbilled receivables of $4.6 million outstanding from three of these customers representing 52%, 22%, and 15% of the balance.

Significant Accounting Policies

The following policies are critical to an understanding of the Company’s financial condition and results of operations because they require it to make estimates, assumptions and judgments about matters that are inherently uncertain.

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

License and Collaborative Fees

Revenue from non-refundable license or technology access payments under license and collaborative agreements where the Company has a continuing obligation to perform is recognized as revenue over the expected period of the continuing performance obligation. The Company estimates the performance period at the inception of the arrangement and reevaluates it each reporting period. This reevaluation may shorten or lengthen the period over which the remaining revenue is recognized. Changes to these estimates are recorded on a prospective basis.

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

Contract Revenue

Contract revenue for research and development involves the Company providing research and development and contract manufacturing services for collaborative partners, biodefense contracts or others. Revenues for these contracts are accounted for by a proportional performance, or output based, method where performance is based on estimated progress made toward elements defined in the contract. The Company recognizes revenue under

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these arrangements as the related research and development costs are incurred and collectibility is reasonably assured. The amount of contract revenue and related costs recognized in each accounting period are based on management’s estimates of the proportional performance during the period towards elements defined in the contract. Adjustments to management’s estimates based on actual performance are recognized on a prospective basis and do not result in reversal of revenues should the estimate to complete be extended.

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

Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Share-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee share options and employee share purchases related to the Employee Share Purchase Plan (“ESPP”), on estimated fair values.

Prior to the adoption of SFAS 123R on January 1, 2006, the Company accounted for its share-based compensation plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). In general, as the

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercise price of the options granted under the Company’s plans was equal to the market price of the underlying common shares on the grant date, no share-based employee compensation cost was recognized. As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for share-based awards, as if SFAS 123 had been applied.

SFAS 123R requires all share based payments to be recognized in the financial statements based on their fair values. The Company is using the modified prospective transition method. Under this method, compensation cost recognized during the years ended December 31, 2007 and 2006, include compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 amortized on a graded vesting basis over the options’ vesting period, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R amortized on a straight-line basis over the options’ vesting period. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and, therefore, has not restated its financial results for prior periods to reflect expensing of share-based compensation. As a result, the results for the years ended December 31, 2007 and 2006 are not comparable to the earlier years.

In November of 2005, the FASB issued FASB Staff Position SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share Base Payment Awards,” which allowed a one-time election to adopt one of two acceptable methodologies for calculating the initial additional paid-in capital pool (“APIC pool”). The Company elected the “short-cut” method to establish its APIC pool required under SFAS 123(R) for the year ended December 31, 2006. In subsequent periods, the APIC pool will be increased by tax benefits from share-based compensation and decreased by tax deficiencies caused when the recorded share-based compensation for book purposes exceeds the allowable tax deduction. As of December 31, 2007, the Company had not recorded any adjustments to the APIC pool due to its loss position and the balance remained zero.

The following table illustrates the effect on net income (loss) and net income (loss) per share had the Company applied the fair value recognition provisions of SFAS 123 to account for its share plans and ESPP for the year ended December 31, 2005, (in thousands, except per share amounts):

Year ended December 31, 2005
Net income—as reported	$2,779
Deduct: Total share-based employee compensation expense under SFAS 123	(3,633)

Pro forma net loss	$(854)

Net income (loss) per common share:
Basic and diluted—as reported	$0.03
Basic and diluted—pro forma	$(0.01)

The following table shows total share-based compensation expense included in the condensed consolidated statements of operations for the years ended December 31, 2007 and 2006, (in thousands):

	Year Ended December 31,
	2007	2006
Research and development	$1,005	$468
General and administrative	1,853	510

Total share-based compensation expense	$2,858	$978

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic and diluted net loss per common share is $0.02 and $0.01 lower for the years ended December 31, 2007 and December 31, 2006, respectively, as a result of implementing SFAS 123R. There was no capitalized share-based compensation cost as of December 31, 2007. There were no recognized tax benefits during the year ended December 31, 2007 and 2006. The adoption of SFAS 123R had no impact on cash flows from operations, investing or financing.

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

The fair value of share based awards was estimated using a Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	67%	79%	83%
Risk-free interest rate	4.22%	4.65%	4.11%
Expected life	5.3 years	5.3 years	4.4 years

Prior to the adoption of SFAS 123R, the Company’s Board of Directors (the “Board of Directors”) approved the acceleration of vesting of all outstanding employee share options with an exercise price greater than $3.00 per share. Because the exercise price of all the accelerated options exceeded the market price per share of the common shares as of the new measurement date, the acceleration had no impact on the Company’s earnings in 2005. Since the accelerated options had exercise prices in excess of the current market value of the Company’s common shares, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention. The modification allows expense recognized after the adoption of SFAS 123R to better reflect the Company’s compensation strategies.

Unvested share activity for the year ended December 31, 2007, is summarized below:

	Unvested Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested balance at December 31, 2006	1,984,128	$1.66
Granted	6,045,850	3.12
Vested	(1,819,875)	2.88
Forfeited	(363,382)	2.33

Unvested balance at December 31, 2007	5,846,721	2.75

At December 31, 2007, there was $6.9 million of unrecognized share-based compensation expense related to unvested share options with a weighted-average remaining recognition period of 3.2 years. The estimated fair value of options vested during 2007 and 2006 $0.4 million and $0.5 million, respectively. Total intrinsic value of options exercised was $0.4 million in 2007 and $1,400 during 2006 as few employees elected to exercise options due to the nature of vested options being out of the money. Total cash received from share option exercises during 2007 was $0.4 million.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). The application of income tax law is inherently complex and the laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding the Company’s income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share is based on the weighted-average number of common shares outstanding during the period.

The following outstanding securities were considered in the computation of diluted net income (loss) per share. Those that are antidilutive were not included in the computation of diluted net income (loss) per share (in thousands):

	December 31,
	2007	2006	2005
Options for common shares	11,108	6,230	5,422
Warrants for common shares	125	125	125
Convertible preference shares, notes and related interest, as if converted	—	29,459	38,827

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share (in thousands):

	Year ended December 31,
	2007	2006	2005
Numerator
Net income (loss) used for basic and diluted net income (loss) per share	$(12,326)	$(51,841)	$2,779
Denominator
Weighted average shares outstanding used for basic net income (loss) per share	127,946	95,961	86,141
Effect of dilutive share options	—	—	104
Effect of convertible preference shares	—	—	3,818

Weighted-average shares outstanding and dilutive securities used for diluted net income (loss) per share	127,946	95,961	90,063

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time the Company acquires them to be cash equivalents. At December 31, 2007 and 2006, cash and cash equivalents

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consisted of overnight deposits, money market funds, commercial paper, repurchase agreements and debt securities with maturities of less than 90 days and are reported at fair value. Cash and cash equivalent balances were as follows as of December 31, 2007 and 2006 (in thousands):

	December 31, 2007
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$5,011	$—	$—	$5,011
Cash equivalents	17,493	1	(5)	17,489

Total cash and cash equivalents	$22,504	$1	$(5)	$22,500

	December 31, 2006
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$7,585	$—	$—	$7,585
Cash equivalents	20,415	2	—	20,417

Total cash and cash equivalents	$28,000	$2	$—	$28,002

Short-term Investments

Short-term investments include debt securities classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of tax, if any, reported in other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment and other income. The cost of investments sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are also included in investment and other income. At December 31, 2007, $0.6 million in short-term investments had maturities of one year to 18 months. The Company has recorded these investments as current as these investments are available for current operations and management’s intent is to realize these investments as required to fund current operations.

Short-term investments by security type at December 31, 2007 and 2006 were as follows (in thousands):

	December 31, 2007
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$7,447	$—	$(5)	$7,442
State and municipal debt securities	8,625	—	—	8,625
Government sponsored enterprises	—	—	—	—

Total Short-Term Investments	$16,072	$—	$(5)	$16,067

	December 31, 2006
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$3,097	$—	$(9)	$3,088
State and municipal debt securities	14,595	—	—	14,595
Government sponsored enterprises	700	—	(2)	698

Total Short-Term Investments	$18,392	$—	$(11)	$18,381

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

State and municipal debt securities as of December 31, 2007 and 2006 included $8.6 million and $14.6, respectively, in auction securities with average ratings by Standard & Poors/Moody’s of Aaa. See further discussion of the Company’s auction securities in Note 10, “Subsequent Events,” to the Consolidated Financial Statements.

The Company reviews its instruments for other-than-temporary impairment whenever the value of the instrument is less than the amortized cost. All such investments have been or were in an unrealized loss position for less than twelve months. The Company has not sold similar investments at a loss and currently has the financial ability to hold short-term investments with an unrealized loss until maturity or recovery and not incur any recognized losses. As a result, the Company does not believe any unrealized losses represent an other-than-temporary impairment. During the years ended December 31, 2007, 2006 and 2005, there were zero, zero and $0.3 million in realized gains on short-term investments. The 2005 gain was related to equity securities. Gains and losses are determined on a specific identification basis.

The estimate of fair value is based on publicly available market information.

Restricted Cash

Under the terms of its loan agreement with Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”), the Company maintains a custodial account for the deposit of RAPTIVA®, LUCENTIS® and CIMZIA™ royalty revenues in addition to a standing reserve of the next semi-annual interest payment due on the loan. This cash account and the interest earned thereon can be used solely for the payment of the semi-annual interest amounts due in March and September of each year and, at that time, amounts in excess of the interest reserve requirement may be used to pay down principal or be distributed back to the Company, at the discretion of the lender. At December 31, 2007, the restricted cash was invested in money market funds.

See Note 4, “Convertible Notes and Other Arrangements,” for additional discussion of the Goldman Sachs term loan.

Receivables

Receivables consisted of the following at December 31, 2007 and 2006, (in thousands):

	December 31,
	2007	2006
Trade receivables	$11,655	$11,458
Unbilled receivables	—	148
Other receivables	480	439

Total	$12,135	$12,045

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

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment consisted of the following at December 31, 2007 and 2006, (in thousands):

	December 31,
	2007	2006
Furniture and equipment	$34,618	$27,373
Buildings, leasehold and building improvements	19,969	18,669
Construction-in-progress	1,845	1,644
Land	310	310

	56,742	47,996
Less: Accumulated depreciation and amortization	(31,139)	(25,562)

Property and equipment, net	$25,603	$22,434

At December 31, 2007 and 2006, there was no property and equipment acquired under capital lease obligations.

Depreciation and amortization expense was $6.2 million, $5.1 million and $5.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2007 and 2006, (in thousands):

	December 31,
	2007	2006
Accrued management incentive compensation	$4,135	$2,053
Accrued payroll costs	2,635	2,015
Accrued co-development	—	1,952
Accrued professional fees	617	876
Other	323	190

Total	$7,710	$7,086

Deferred Revenue

The Company defers revenue until all requirements under its revenue recognition policy are met. In 2007, the Company deferred $23.3 million of revenue from five contracts including Schering Plough Research Institute (“SPRI”) and Takeda Pharmaceutical Company Limited (“Takeda”) and recognized $22.2 million of revenue from the five contracts including the amortization of the $4.3 million from the $10.0 million in upfront payments received from Novartis AG (“Novartis,” formerly known as Chiron Corporation) for our February 2004 oncology collaboration contract.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February of 2007, the Company announced that pursuant to the terms of its February 2004 collaboration agreement with Novartis, the parties’ mutual exclusivity obligation to conduct antibody discovery, development and commercialization work in oncology had ended. The expiration of this mutual obligation has no impact on the existing collaboration projects which have reached the development stage and the parties may continue to collaborate on a non-exclusive basis. The entire remaining unamortized balance of $4.3 million, at December 31, 2006, associated with the upfront collaboration fee of $10.0 million was recognized in 2007 due to the change in estimate from five years to three years.

In 2006, the Company deferred $25.2 million of revenue from eight contracts including SPRI, NIAID, Takeda and Taligen Therapeutics, Inc. and recognized $16.1 million in revenue from the eight contracts including $2.0 million in amortization of the $10.0 million in upfront payments received from Novartis. The following table shows the activity in deferred revenue for the years ended December 31, 2007 and 2006, (in thousands):

	Year ended December 31,
	2007	2006
Beginning deferred revenue	$16,968	$7,860
Revenue deferred	23,254	25,204
Revenue recognized	(22,158)	(16,096)

Ending deferred revenue	$18,064	$16,968

Of the $18.1 million balance in deferred revenue at December 31, 2007, $8.0 million is expected to be earned over the next year and the remaining $10.1 million is expected to be earned over the next five years.

Fair Value of Financial Instruments

The fair value of marketable debt securities is based on quoted market prices. The carrying value of these securities approximates their fair value.

Supplemental Cash Flow Information

Cash paid for interest was $3.1 million, $3.8 million and $2.4 million during the years ended December 31, 2007, 2006 and 2005, respectively. Cash paid for income taxes was approximately zero, zero and $3,000 during the years ended December 31, 2007, 2006 and 2005, respectively. Income taxes paid are related to activities of the Company’s foreign operations.

Non-cash transactions from financing activities consisted of the conversion of $44.5 million in convertible notes to equity and payment of $1.9 million of the additional interest feature in common shares for the year ended December 31, 2007. In addition, interest of $1.3 million, $1.0 million and $0.3 million on the Novartis secured loan was capitalized for the years ended December 31, 2007, 2006 and 2005, respectively. See Note 4, “Convertible Notes and Other Arrangements,” to the Consolidated Financial Statements for additional discussion of the convertible debt and Novartis loan.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information

The Company currently operates in a single business segment as there is only one measurement of profit (loss) for its operations. The Company’s property and equipment is held entirely in the United States. Revenues attributed to the following countries for each of the years ended December 31, 2007, 2006 and 2005, were as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
United States	$46,029	$26,642	$15,475
Ireland	32,088	645	3,042
Bermuda	6,135	2,211	152

Total	$84,252	$29,498	$18,669

Recent Accounting Pronouncements

Fair Value Measurements

In September of 2006, the FASB issued SFAS 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value, creates a framework for measuring fair value, and expands disclosure requirements about such fair value measurements. SFAS 157 is effective for the Company’s first quarter of 2008. The Company is in the process of studying the impact of this interpretation on its financial accounting and reporting, however, the Company does not expect the adoption of SFAS 157 to have a material impact on its financial position or results of operations.

Fair Value Option for Financial Assets and Financial Liabilities

In February of 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for the Company beginning on January 1, 2008. The Company is in the process of studying the impact of this interpretation on its financial accounting and reporting, however, the Company does not expect the adoption of SFAS 159 to have a material impact on its financial position or results of operations.

Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development

In June of 2007, the Emerging Issues Task Force issued EITF Issue 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development” (“EITF 07-03”). EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. The Company does not expect the adoption of EITF 07-03 to have a material impact on its financial position or results of operations.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Collaborative Agreements

In December of 2007, the EITF reached a consensus on EITF 07-01, “Accounting for Collaborative Agreements” (“EITF 07-01”). EITF 07-01 prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating EITF 07-01 and its impact, if any, on our consolidated results of operations and financial condition.

2.	License Agreements

XOMA has granted over 50 licenses to biotechnology and pharmaceutical companies for use of patented and proprietary technologies relating to bacterial expression of recombinant pharmaceutical products. Eight of these are license arrangements related to the use of XOMA’s Bacterial Cell Expression (“BCE”) system technology in phage display. As part of these arrangements, Affimed Therapeutics AG, Affitech AS, BioInvent International AB, Biosite Incorporated, Cambridge Antibody Technology Limited, Diversa Corporation, Dyax Corp. and MorphoSys AG received licenses to use XOMA’s antibody expression technology for developing products using phage display-based antibody libraries (except in the case of MorphoSys AG, whose library license with XOMA has expired). XOMA, in exchange, receives license and other fees as well as access to these companies’ antibody display libraries, intellectual property and/or services that complement XOMA’s existing development capabilities and support the Company’s own antibody product development pipeline.

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

Total research and development expenses incurred related to the Company’s collaborative agreements were approximately $20.4 million, $20.1 million and $16.6 million in 2007, 2006 and 2005, respectively.

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

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

See Note 4, “Convertible Notes and Other Arrangements,” for additional discussion of the financing arrangement between XOMA and Genentech.

In December of 1998, the Company licensed its BCE technology to Genentech, which utilized it to develop LUCENTIS® for the treatment of neovascular (wet) age-related macular degeneration. The Company is entitled to receive an undisclosed royalty on worldwide sales of LUCENTIS®.

The Company is recognizing RAPTIVA® and LUCENTIS® royalty revenue when the underlying sales occur. Total royalties recognized for the years ended December 31, 2007, 2006 and 2005 were $16.7 million, $10.3 million, and $6.2 million, respectively.

Novartis

In February of 2004, XOMA entered into an exclusive multi-product collaboration with Novartis for the development and commercialization of antibody products for the treatment of cancer. Under the terms of the agreement, the companies agreed to share costs and profits on a 70-30 basis, with XOMA’s share being 30%. Novartis’ profit share is subject to a limited upward adjustment, which, in turn, may be reduced if the Company achieves certain milestones. XOMA received initial payments totaling $10.0 million in 2004 which originally was being recognized ratably over five years, the expected term of the agreement, as license and collaborative fees.

In February of 2007, the Company announced the parties’ mutual exclusivity obligation to conduct antibody discovery, development and commercialization work in oncology had ended. The expiration of this mutual obligation had no impact on the existing collaboration projects which had reached the development stage and the parties continue to collaborate on a non-exclusive basis. The entire remaining unamortized balance of $4.3 million, at December 31, 2006, associated with the upfront collaboration fee of $10.0 million was recognized in 2007 due to the change in estimate from five years to three years.

A loan facility of up to $50.0 million is available to the Company to fund up to 75% of its share of development expenses incurred beginning in 2005. See Note 4, “Convertible Notes and Other Arrangements,” for additional discussion of the financing arrangement between XOMA and Novartis.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In March of 2005, the Company was awarded a $15.0 million contract from NIAID to develop three anti-botulinum neurotoxin monoclonal antibody therapeutics. The contract work was performed over an 18-month period and was 100% funded with Federal funds from NIAID under Contract No. HHSN266200500004C. The Company recognized revenue over the life of the contract as the services were performed on a proportional performance basis, and, as per the terms of the contract, a 10% retention on all revenue was deferred and classified as a receivable until final acceptance of the contract which was achieved in October of 2006.

Schering Plough

In May of 2006, the Company entered into a collaboration agreement with the Schering Plough Research Institute (“SPRI”) division of Schering Corporation for therapeutic monoclonal antibody discovery and development. Under the agreement, SPRI will make upfront, annual maintenance and milestone payments to the Company, fund the Company’s research and development and manufacturing activities related to the agreement and pay the Company royalties on sales of products resulting from the collaboration. During the collaboration, the Company will discover therapeutic antibodies against one or more targets selected by SPRI, use the Company’s proprietary HE™ technology to humanize antibody candidates generated by hybridoma techniques, perform pre-clinical studies to support regulatory filings, cell line and process development and produce antibodies for initial clinical trials. The Company will recognize revenue on the upfront payments on a straight-line basis over the expected term of each target antibody discovery, on the research and development and manufacturing services as they are performed, on the maintenance fees when they are due, on the milestones when they are achieved and on the royalties when the underlying sales occur.

Schering Plough/AVEO

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

In April of 2007, SPRI entered into a research, development and license agreement with AVEO concerning AV-299 and other anti-HGF molecules. In connection with the aforementioned license agreement, AVEO has assigned its entire right, title and interest in, to and under its manufacturing agreement with XOMA to SPRI.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Takeda

In November of 2006, the Company entered into a collaboration agreement with Takeda for therapeutic monoclonal antibody discovery and development. Under the agreement, Takeda will make upfront, annual maintenance and milestone payments to the Company, fund its research and development and manufacturing activities for preclinical and early clinical supplies and pay royalties on sales of products resulting from the collaboration. Takeda will be responsible for clinical trials and commercialization of drugs after a Investigational New Drug Application (“IND”) submission and is granted the right to manufacture once the product enters into Phase 2 clinical trials. During the collaboration, the Company will discover therapeutic antibodies against multiple targets selected by Takeda. The Company will recognize revenue on the upfront payments on a straight-line basis over the expected term of each target antibody discovery, on the research and development and manufacturing services as they are performed, on the maintenance fees when they are due, on the milestones when they are achieved and on the royalties when the underlying sales occur.

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

Pfizer

In August of 2007, XOMA entered into a license agreement with Pfizer, Inc. (“Pfizer”) for non-exclusive, worldwide rights for XOMA’s patented bacterial cell expression (BCE) technology for research (including phage display), development and manufacturing of antibody products. Under the terms of the agreement, XOMA received an initial license fee payment of $30 million and will receive milestone (licensee achievement based), royalty and other fees on future sales of all products subject to this license, including products currently in late-stage clinical development. The Company has no further obligations under the license agreement. As such, the $30.0 million was recorded as license fee revenue in the accompanying statement of operations.

Other

In July of 2007 the Company reached an agreement with a major collaborator to resolve its liability for material cost charges incurred pursuant to the collaboration arrangement. As a result, the Company reduced its research and development costs by $2.8 million included in the statement of operations for the year ended December 31, 2007. Additionally, as of September 30, 2007, the Company eliminated an approximate $1.8 million liability carried on the balance sheet since December 31, 2006 and established a collaboration receivable balance of $1.0 million for the remaining balance related to the material cost charges liability resolution, which was collected prior to December 31, 2007.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Convertible Notes and Other Arrangements

As of December 31, 2007, the Company had long-term debt of $50.9 million, including $30.3 million outstanding from the Goldman Sachs term loan and $20.6 million outstanding from the Novartis note. In 2007 XOMA incurred interest expense of $11.6 million, including $3.8 million related to Goldman Sachs, $1.3 million related to Novartis, and $6.5 million related to the convertible debt. In 2007, the Company eliminated all of its convertible debt, the details of which are disclosed in the section titled, “Convertible Senior Notes”.

Term Loan

On November 9, 2006, the Company entered into a five-year, $35.0 million term loan facility (“the facility”) with Goldman Sachs and borrowed the full amount thereunder. Indebtedness under the facility will bear interest at an annual rate equal to six-month LIBOR plus 5.25%, which was 10.39% at December 31, 2007, and is secured by all rights to receive payments due the Company relating to RAPTIVA®, LUCENTIS® and CIMZIA™ and other assets of the Company. Payments received by the Company in respect of these payment rights, in addition to a standing reserve of the next semi-annual interest payment, will be held in a custodial account which is classified as restricted cash. This cash account and the interest earned thereon can be used solely for the payment of the semi-annual interest amounts due in March and September of each year and, at that time, amounts in excess of the interest reserve requirement may be used to pay down principal or be distributed back to the Company, at the discretion of the lender. The Company may prepay indebtedness under the facility at any time, subject to certain prepayment premiums. The Company is required to comply with a debt covenant determined by the ratio of royalties collected to interest payable and XOMA is in compliance with the covenant as of December 31, 2007. Proceeds from the loan will be used for general corporate purposes.

At December 31, 2007, the outstanding principal amount under this loan totaled $30.3 million and related restricted cash was $6.0 million. Debt issuance costs of $1.5 million are being amortized on a straight-line basis over the five year life of the loan and are disclosed as current and long-term debt issuance costs on the balance sheet. For the years ended December 31, 2007 and 2006, the Company incurred interest expense of $3.4 million and $0.5 million, respectively and amortization of debt issuance costs of $0.3 million and $42,000, respectively.

Novartis

In May of 2005, the Company executed a secured note agreement with Novartis. Under the note agreement, Novartis agreed to make semi-annual loans to the Company, to fund up to 75% of the Company’s research and development and commercialization costs under the collaboration arrangement, not to exceed $50.0 million in an aggregate principal amount. Any unpaid principal amount together with accrued and unpaid interest shall be due and payable in full on June 21, 2015, the tenth anniversary date of the advance date on which the first loan was made. Interest on the unpaid balance of the principal amount of each loan shall accrue six-month LIBOR plus 2%, which was equal to 6.75% at December 31, 2007, and is payable semi-annually in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50.0 million. Loans under the note agreement are secured by the Company’s interest in its collaboration with Novartis, including its share of any profits arising therefrom. At December 31, 2007, the outstanding principal balance under this note agreement totaled $20.6 million and for the years ended December 31, 2007, 2006 and 2005, the Company incurred interest expense of $1.3 million, $1.0 million and $0.3 million, respectively, all of which was added to the outstanding principal balance.

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

At December 31, 2007 and 2006, convertible debt consisted of the following (in thousands):

	December 31,
	2007	2006
Convertible debt	$—	$41,363
Embedded derivative	—	5,207
Premium	—	253

Total	$—	$46,823

During the first quarter of 2007, $42.0 million of New Notes were voluntarily converted by holders through March 7, 2007, at which time the Company announced that it had elected to automatically convert all of the remaining $2.5 million of New Notes outstanding. As a result, during the first quarter of 2007, 25,640,187 of common shares were issued to effect the conversion of the principal balances. Additionally, the Company issued 1,889,317 shares and $5.2 million in cash to satisfy the remaining additional interest payment feature related to these converted New Notes. The Company recorded a $6.1 million charge to interest expense as a result of the revaluation of the embedded derivative related to the additional interest feature of the convertible notes.

For the year ended December 31, 2006, $27.5 million of New Notes were converted into 18,262,264 common shares including 3,602,879 shares related to the additional interest payment feature of the notes. As of December 31, 2006, the Company elected to pay all additional interest owed in common shares. The Company

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded a $6.9 million charge to interest expense during the year ended December 31, 2006, as a result of an increase in the fair value of the embedded derivative on its convertible debt including $4.8 million related to the additional interest feature of the converted notes.

For the years ended December 31, 2007, 2006 and 2005, the Company incurred $0.2 million, $3.4 million and $3.5 million, respectively, in interest expense on its convertible debt. Interest expense was payable on a semi-annual basis. Additionally, the Company amortized a net of $0.1 million, $1.0 million, and $0.5 million in debt issuance costs, premium and discount for the year ended December 31, 2007, 2006 and 2005, respectively.

Genentech

Under an arrangement with Genentech, the Company received financing for its share of RAPTIVA® development costs through the issuance of convertible subordinated notes due at the earlier of April of 2005 or upon first regulatory approval of RAPTIVA®, which occurred on October 27, 2003. The interest rate was LIBOR plus 1%.

The agreement was amended on March 31, 2003, to provide the following terms:

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

Common Shares

As of December 31, 2007, the Company had the authority to issue 210,000,000 common shares with a par value $0.0005 per share of which 131,957,774 were outstanding.

Preference Shares

As of December 31, 2007, the Company has the authority to issue 1,000,000 preference shares, par value $0.05 per share. Of these, 210,000 preference shares have been designated Series A Preference Shares and 8,000 preference shares have been designated Series B Preference Shares.

•	Series A: As of December 31, 2007, the Company has authorized 210,000 Series A Preference Shares of which none were outstanding at December 31, 2007 and 2006. (See “Shareholder Rights Plan” below.)

•

Series B: As of December 31, 2007, the Company has authorized 8,000 Series B Preference Shares. In December of 2003, the Company issued 2,959 of the Series B preference shares to Genentech in repayment of $29.6 million of the outstanding balance under the convertible subordinated debt agreement. Pursuant to the rights of the Series B preference shares, the holders of Series B preference shares will not be entitled to receive any dividends on the Series B preference shares. The Series B preference shares will rank senior with respect to rights on liquidation, winding-up and dissolution of XOMA to all classes of common shares. Upon any voluntary or involuntary liquidation, dissolution or winding-up of XOMA, holders of Series B preference shares will be entitled to receive $10,000 per share of Series B preference shares before any distribution is made on the common shares. The holder of the Series B preference shares has no voting rights, except as required under Bermuda law.

The holder of Series B preference shares has the right to convert Series B preference shares into common shares at a conversion price equal to $7.75 per common share, subject to adjustment in certain circumstances. Accordingly, the 2,959 issued Series B preference shares are convertible into 3,818,395 common shares.

The Series B preference shares will be automatically converted into common shares at their then effective conversion rate immediately upon the transfer by the initial holder to any third party which is not an affiliate of such holder. The Company will have the right, at any time and from time to time, to redeem any or all Series B preference shares for cash in an amount equal to the conversion price multiplied by the number of common shares into which each such share of Series B preference shares would then be convertible.

Incentive Compensation Plans

The Board of Directors established a Management Incentive Compensation Plan (“MICP”) effective July 1, 1993, in which management employees (other than the Chief Executive Officer), as well as certain additional discretionary participants chosen by the Chief Executive Officer, are eligible to participate. The Chief Executive Officer is covered under a CEO Incentive Compensation Plan (“CICP”) which was established by the Board of Directors effective January 1, 2004. Employees that do not qualify under the MICP or CICP are covered under the Bonus Compensation Plan (“BCP”) effective January 1, 2007.

As of January 1, 2007, awards earned under the MICP and CICP are payable in cash during the first quarter of the following fiscal year so long as the participant remains an employee of the Company. Awards earned

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the MICP prior to 2004 vested over a three-year period with 50% of each award payable during the first quarter of the following fiscal year and 25% payable on each of the next two annual distribution dates, so long as the participant remained an employee of the Company. The 50% on the first distribution date was payable half in cash and half in common shares. The balance on the next two annual distribution dates was payable, at the election of the participant, all in cash, all in common shares or half in cash and half in common shares or, for elections not made in a timely manner, all in common shares. The final payout under this plan occurred in 2006.

In October of 2007, the Board of Directors approved amendments to the incentive plans eliminating the requirement for bonus awards to be paid partially in shares. Beginning with awards related to the year ended December 31, 2007, the bonus awards are paid entirely in cash. The number of common shares issued pursuant to awards made for the year ended December 31, 2006 was 177,180, and these shares were reserved under the Restricted Plan (as defined below).

The amounts charged to expense under the incentive plans were $4.0 million, $1.9 million and $1.5 million for the plan years 2007, 2006 and 2005, respectively. As of December 31, 2007, $4.1 million was accrued related to these plans.

Employee Share Purchase Plan

In 1998, the Company’s shareholders approved the 1998 Employee Share Purchase Plan (“Share Purchase Plan”) which provides employees of the Company the opportunity to purchase common shares through payroll deductions. Up to 1,500,000 common shares are authorized for issuance under the Share Purchase Plan. An employee may elect to have payroll deductions made under the Share Purchase Plan for the purchase of common shares in an amount not to exceed 15% of the employee’s compensation.

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

In 2007, 2006, and 2005, employees purchased 83,338, 234,535 and 129,433 common shares, respectively under the Share Purchase Plan. Net payroll deductions under the Share Purchase Plan totaled $0.3 million, $0.4 million and $47,000 for 2007, 2006 and 2005, respectively.

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

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Shares Reserved for Future Issuance

The Company has reserved common shares for future issuance as of December 31, 2007, as follows:

Share option plans	12,558,076
Convertible preference shares	3,818,395
Employee share purchase plan	472,216
Warrants	125,000

Total	16,973,687

Share Options and Warrants

At December 31, 2007, the Company had share-based compensation plans, as described below. The aggregate number of common shares that may be issued under these plans is 16,315,000 shares.

On October 31, 2007, the Board of Directors, on the recommendation of its compensation committee, approved a company-wide grant to employees of additional options to purchase common shares. The purpose of the grant was to improve the level of employee ownership in the business by using existing share based option plans to bring the Company in line with competitive industry levels. Of the total of 6,635,000 options granted, 5,185,000 options were made subject to shareholder approval of a commensurate increase in the number of shares available for the grant of options under the Company’s existing share option plans. As of December 31, 2007, the 5,185,000 shares are not included in any of the options outstanding disclosures, options granted disclosures, or share-based compensation expense as they are not deemed granted for accounting purposes until shareholder approval is obtained.

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

Up to 14,600,000 shares are authorized for issuance under the Option Plan. As of December 31, 2007, options covering 9,051,720 common shares were outstanding under the Option Plan, excluding the 5,185,000 million shares subject to shareholder approval of the increase in number of shares available under the plan.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Share Plan

The Company also has a Restricted Share Plan (“Restricted Plan”) which provides for the issuance of options or grants of common shares to certain employees and other individuals as determined by the Board of Directors at fair market value of the common shares on the grant date. Prior to 2005, options or shares could be granted at not less than 85% of fair market value of the common shares on the grant date. Each option issued under the Restricted Plan will be a non-statutory share option under federal tax laws and will have a term not in excess of ten years from the grant date or three months from the date of termination of employment (longer in the case of death or certain retirements). Options granted generally vest over four years and certain options may fully vest upon a change of control of the Company. The Restricted Plan will terminate on November 15, 2011.

Up to 2,250,000 shares are authorized for issuance under the Restricted Plan, subject to the condition that not more than 14,600,000 shares are authorized under both the Option Plan and the Restricted Plan. As of December 31, 2007, options covering 563,900 common shares were outstanding under the Restricted Plan.

Directors Share Option Plan and Other Options

In 1992, the shareholders approved a Directors Share Option Plan (“Directors Plan”) which provides for the issuance of options to purchase common shares to non-employee directors of the Company at 100% of the fair market value of the shares on the date of the grant. Up to 600,000 shares are authorized for issuance during the term of the Directors Plan. Options generally vest on the date of grant and have a term of up to ten years. As of December 31, 2007, options for 377,500 common shares were outstanding under the Directors Plan.

In addition, in July of 2002, the Company granted a non-qualified fully-vested option to a director to purchase 15,000 common shares at 100% of the fair market value of the shares on the date of grant, which will expire in ten years. This option was not issued as part of the Directors Plan.

In August of 2007, the Company granted a non-qualified option to Steven B. Engle, the newly appointed CEO, to purchase 1,100,000 common shares at 100% of the fair market value of the shares on the date of grant. The option is subject to the Company’s typical four year vesting schedule and will expire 10 years from the date of issuance. The option was not issued as part of the Company’s Option Plan or the Restricted Plan.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share Option Plans Summary

A summary of the status of the all of Company’s share option plans as of December 31, 2007, 2006 and 2005, and changes during years ended on those dates is presented below:

	2007		2006		2005
Options:	Shares	Price*	Shares	Price*	Shares	Price*
Outstanding at beginning of year	6,229,864	$4.22	5,422,096	$4.96	5,789,555	$5.42
Granted
(1)	—	—	—	—	2,000	1.52
(2)	5,545,850	2.95	1,480,300	1.70	1,376,000	1.50
(3)	500,000	5.00	—	—	—	—
Exercised	(252,920)	1.60	(3,733)	1.41	—	—
Forfeited, expired or cancelled (4)	(914,674)	4.50	(668,799)	4.68	(1,745,459)	3.78

Outstanding at end of year	11,108,120	3.66	6,229,864	4.22	5,422,096	4.96

Exercisable at end of year	5,261,399		4,245,736		4,187,258

Weighted average fair value of options granted
(1)		—		—		$0.96
(2)		$1.80		$1.16		$0.96
(3)		$0.89		—		—

*	Weighted-average exercise price:

(1)	Option price less than market price on date of grant as provided for in the Restricted Share Plan; shares issued in 2005 were canceled in order to conform to revised terms of the plan, applied retroactively.

(2)	Option price equal to market price on date of grant.

(3)	Option price greater than market price on date of grant.

(4)	The Company adjusts for forfeitures as they occur.

The following table summarizes information about share options outstanding at December 31, 2007:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number	Life*	Price**	Number	Price**
$1.08 – $1.68	1,671,217	7.73	$1.56	1,031,568	$1.53
1.69 – 2.05	393,075	7.93	1.79	217,992	1.80
2.08 – 2.17	2,352,500	9.51	2.17	198,733	2.15
2.18 – 3.38	777,400	6.12	3.16	588,228	3.24
3.39 – 3.39	1,299,250	9.14	3.39	162,000	3.39
3.40 – 3.65	434,678	4.89	3.52	310,078	3.54
3.67 – 3.67	1,477,200	9.83	3.67	50,000	3.67
3.84 – 5.63	1,318,450	6.01	5.00	1,318,450	5.00
5.64 – 10.16	1,284,350	4.02	8.32	1,284,350	8.32
10.45 – 12.99	100,000	3.35	11.33	100,000	11.33

$1.08 – $12.99	11,108,120	7.66	3.66	5,261,399	4.67

Options vested and expected to vest	9,911,260		3.77

*	Weighted-average remaining contractual life

**	Weighted-average exercise price

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average remaining contractual term of outstanding share options at December 31, 2007, was 7.7 years and the aggregate intrinsic value was $6.7 million. The weighted-average remaining contractual term of exercisable share options at December 31, 2007, was 5.8 years and the aggregate intrinsic value was $2.6 million.

Warrants

In July of 1998, warrants to purchase 250,000 common shares at $6.00 per share were issued to Incyte Corporation in partial payment of license fees. The warrants were exercisable upon issuance. These warrants expire in July of 2008. As of December 31, 2007, there were 125,000 of these warrants outstanding.

6.	Commitments and Contingencies

Collaborative Agreements, Royalties and Milestone Payments

The Company is obligated to pay royalties, ranging generally from 1.5% to 5% of the selling price of the licensed component and up to 40% of any sublicense fees to various universities and other research institutions based on future sales or licensing of products that incorporate certain products and technologies developed by those institutions.

In addition, the Company has committed to make potential future “milestone” payments to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $58.3 million have not been recorded on the consolidated balance sheet. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.

Purchase Obligations

In September of 2007, XOMA entered into a five year purchase agreement for custom cell culture medium for use in research and development activities. Under the terms of the agreement the Company is obligated to meet certain purchase commitments of approximately $0.1 million per year over the next five years. These amounts are not included in the Consolidated Balance Sheet as of December 31, 2007.

Leases

As of December 31, 2007, the Company leased administrative, research facilities, and office equipment under operating leases expiring on various dates through May of 2014.

Future minimum lease commitments are as follows (in thousands):

Operating Leases
2008	$2,287
2009	1,675
2010	1,714
2011	1,610
2012	1,279
Thereafter	1,800

Minimum lease payments	$10,365

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rental expense was approximately $3.6 million, $3.1 million and $2.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Rental expense based on leases allowing for escalated rent payments are recognized on a straight-line basis. The Company is required to restore certain of its leased property to certain conditions in place at the time of lease. The Company believes these costs would not be material to its operations.

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

7.	Income Taxes

The significant components of net deferred tax assets as of December 31, 2007 and 2006 are as follows (in millions):

	December 31,
	2007	2006
Capitalized research and development expenses	$80.3	$70.9
Net operating loss carryforwards	93.6	65.3
Research and development and other credit carryforwards	21.2	20.4
Other	10.5	6.7

Total deferred tax assets	205.6	163.3
Valuation allowance	(205.6)	(163.3)

Net deferred tax assets	$—	$—

The net increase (decrease) in the valuation allowance was $42.3 million, $5.9 million and $(15.8) million for the years ended December 31, 2007, 2006 and 2005, respectively. Approximately $23.1 million and $28.1 million in unutilized federal net operating loss carryforwards expired in 2007 and 2006, respectively. An additional $10.9 million in California net operating loss carryforwards expired in 2007.

SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and carryback potential, the Company has determined that total deferred tax assets should be fully offset by a valuation allowance.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

XOMA’s accumulated federal, state, and foreign tax net operating loss carryforwards and credit carryforwards as of December 31, 2007, are as follows:

	Amounts (in millions)	Expiration Dates
Federal
NOLs	$149.7	2008 – 2027
Credits	11.3	2008 – 2027
State
NOLs	96.3	2012 – 2017
Credits	14.9	Do not expire
Foreign
NOLs	296.7	Do not expire

The Company’s activities in Ireland and the adoption of FIN 48 in 2007 have allowed it to record previously unrecorded net operating losses related to its Irish subsidiary. The availability of the Company’s net operating loss and tax credit carryforwards may be subject to substantial limitation if it should be determined that there has been a change in ownership of more than 50% of the value of the Company’s shares over a three year period.

There was no income tax expense for the years 2007 and 2006, compared with $3,000 in 2005.

On January 1, 2007 the Company adopted FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 did not have a material effect on the Company.

The Company files income tax returns in the U.S. federal jurisdiction, state of California and Ireland. The Company’s federal income tax returns for tax years 2004 and beyond remain subject to examination by the Internal Revenue Service. The Company’s California and Irish income tax returns of the tax years 2003 and beyond remain subject to examination by the Franchise Tax Board and Irish Revenue Commissioner. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.

The Company did not have unrecognized tax benefits as of December 31, 2007 and does not expect this to changes significantly over the next 12 months. In connection with the adoption of FIN 48, the Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2007, the Company has not accrued interest or penalties related to uncertain tax positions.

8.	Related Party Transactions

Related party transactions consist of relocation loans to two employees. The initial loans of $70,000 and $150,000 were granted in 2001 and 2004, respectively, and are being forgiven, along with related interest, over five and two-thirds and four years, respectively, contingent on the employees continued employment with the Company. The final forgiveness will be in November of 2008. Total related party balances as of December 31, 2007 and 2006 were $38,000 and $94,000, respectively.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Deferred Savings Plan

Under section 401(k) of the Internal Revenue Code of 1986, the Board of Directors adopted, effective June 1, 1987, a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 50% of their eligible compensation per payroll period, up to a maximum for 2007 of $15,500 (or $20,500 for employees over 50 years of age). The Company may, at its sole discretion, make contributions each plan year, in cash or in the Company’s common shares, in amounts which match up to 50% of the salary deferred by the participants. The expense related to these contributions was $1.0 million, $0.8 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively, and 100% was paid in common shares in each year.

10.	Subsequent Events

As of March 7, 2008 the Company had $4.1 million invested in auction rate securities, of which $3.1 million failed to settle at auction. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate. As of December 31, 2007 the carrying value of these investments was equal to the fair value based on successful auctions proceeding and subsequent to year end. The Company will continue to monitor the value of its auction rate securities each reporting period for a possible impairment if a decline in fair value occurs.

Index to Exhibits

Exhibit Number
3.1	Memorandum of Continuance of XOMA Ltd. (Exhibit 3.4)[1]

3.2	Bye-Laws of XOMA Ltd. (as amended) (Exhibit 3.2)[2]

4.1	Shareholder Rights Agreement dated as of February 26, 2003, by and between XOMA Ltd. and Mellon Investor Services LLC as Rights Agent (Exhibit 4.1)[2]

4.2	Resolution Regarding Preferences and Rights of Series A Preference Shares (Exhibit 4.2)[2]

4.3	Resolution Regarding Preferences and Rights of Series B Preference Shares (Exhibit 4.3)[3]

4.4	Form of Common Stock Purchase Warrant (Incyte Warrants) (Exhibit 2)[4]

4.5	Indenture between XOMA Ltd. and Wells Fargo Bank, National Association, as trustee, relating to the Company’s 6.50% Convertible SNAPs SM due February 1, 2012 (Exhibit 2)[5]

10.1	1981 Share Option Plan as amended and restated (Exhibit 10.1)[6]

10.1A	Form of Share Option Agreement for 1981 Share Option Plan*

10.1B	Amendment to 1981 Share Option Plan (Exhibit 10.1B)[7]

10.1C	Amendment No. 2 to 1981 Share Option Plan (Exhibit 10.1C)[7]

10.1D	Amendment No. 3 to 1981 Share Option Plan (Exhibit 10.1)[8]

10.2	Restricted Share Plan as amended and restated (Exhibit 10.3)[6]

10.2A	Form of Share Option Agreement for Restricted Share Plan*

10.2B	Amendment to Restricted Share Plan (Exhibit 10.2C)[7]

10.2C	Amendment No. 2 to Restricted Share Plan (Exhibit 10.2D)[7]

10.2D	Amendment No. 3 to Restricted Share Plan*

10.2E	Amendment No. 4 to Restricted Share Plan (Exhibit 10.2)[8]

10.2F	2007 CEO Share Option Plan (Exhibit 10.7)[9]

10.3	1992 Directors Share Option Plan as amended and restated (Exhibit 10.3)*

10.3A	Form of Share Option Agreement for 1992 Directors Share Option Plan (initial grants)*

10.3B	Form of Share Option Agreement for 1992 Directors Share Option Plan (subsequent grants)*

10.3C	2002 Director Share Option Plan (Exhibit 10.10)[6]

10.4	Management Incentive Compensation Plan as amended and restated (Exhibit 10.6)[8]

10.4A	CEO Incentive Compensation Plan*

10.4B	Bonus Compensation Plan*

10.5	1998 Employee Share Purchase Plan (Exhibit 10.11)[6]

10.5A	Amendment to 1998 Employee Share Purchase Plan (Exhibit 10.5A)[7]

10.5B	Amendment No. 2 to 1998 Employee Share Purchase Plan (Exhibit 10.5B)[7]

10.6	Form of Amended and Restated Indemnification Agreement for Officers (Exhibit 10.6)[10]

10.6A	Form of Amended and Restated Indemnification Agreement for Employee Directors (Exhibit 10.7)[10]

10.6B	Form of Amended and Restated Indemnification Agreement for Non-employee Directors (Exhibit 10.8)[10]

10.7	Form of Employment Agreement entered into between XOMA (US) LLC and certain of its executives, with reference schedule (Exhibit 10.1)[11]

i

Exhibit Number
10.7A	Consulting Agreement effective as of August 3, 2007 between XOMA (US) LLC and John L. Castello (Exhibit 10.8)[9]

10.8	Form of Change of Control Severance Agreement entered into between XOMA Ltd. and certain of its executives, with reference schedule (Exhibit 10.2)[11]

10.9	Lease of premises at 890 Heinz Street, Berkeley, California dated as of July 22, 1987 (Exhibit 10.12)[12]

10.1	Lease of premises at Building E at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of April 21, 1988 (Exhibit 10.13)[12]

10.11	Lease of premises at Building C at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of August 26, 1987 (Exhibit 10.14)[12]

10.12	Letter of Agreement regarding CPI adjustment dates for leases of premises at Buildings C, E and F at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 (Exhibit 10.15)[12]

10.13	Lease of premises at 2910 Seventh Street, Berkeley, California dated March 25, 1992 (Exhibit 10.16)[12]

10.13A	Fifth amendment to lease of premises at 2910 Seventh Street, Berkeley, California dated June 1, 2006 (Exhibit 10.58)[13]

10.14	Lease of premises at 5860 and 5864 Hollis Street, Emeryville, California dated as of November 2, 2001 (with addendum) (Exhibit 10.19)[14]

10.15	Lease of premises at 2850 Seventh Street, Second Floor, Berkeley, California dated as of December 28, 2001 (with addendum and guaranty) (Exhibit 10.20)[14]

10.16	Amended and Restated Research and License Agreement dated September 1, 1993, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28)[12]

10.16A	Third Amendment to License Agreement dated June 12, 1997, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28A)[12]

10.16B	Fourth Amendment to License Agreement dated December 23, 1998, between the Company and New York University (Exhibit 10.22B)[15]

10.16C	Fifth Amendment to License Agreement dated June 25, 1999, between the Company and New York University (Exhibit 10.21C)[16]

10.16D	Sixth Amendment to License Agreement dated January 25, 2000, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.1)[17]

10.16E	Seventh Amendment to License Agreement by and among New York University, XOMA Technology Limited and XOMA Ireland Limited effective as of November 10, 2004 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3)[18]

Exhibit Number
10.17	Technology Acquisition Agreement dated June 3, 1994, between Connective Therapeutics, Inc. (now called Connetics Corporation) and the Company (with certain confidential information deleted) (Exhibit 10.46)[19]

10.17A	Amendment Number One to Technology Acquisition Agreement dated December 8, 1999, between Connetics Corporation and XOMA (US) LLC (with certain confidential information deleted) (Exhibit 10.23A)[16]

10.17B	Agreement dated December 8, 1999, by and between The Immune Response Corporation and XOMA (US) LLC (with certain confidential information deleted) (Exhibit 10.23B)[16]

10.18	Second Amended and Restated Collaboration Agreement dated January 12, 2005, by and between XOMA (US) LLC and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.26C)[7]

10.19	License Agreement between Incyte Pharmaceuticals, Inc. and XOMA Corporation effective as of July 9, 1998 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 1)[4]

10.19A	Amendment No. 1 to License Agreement by and among Incyte Corporation, XOMA Technology Limited and XOMA Ireland Limited effective as of November 10, 2004 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3)[18]

10.19B	Registration Rights Agreement dated as of July 9, 1998, by and among the Company and Incyte Pharmaceuticals, Inc. (Exhibit 3)[4]

10.2	Development and License Agreement, dated November 26, 2001, by and among XOMA (US) LLC, XOMA Ireland Limited and Millennium Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[20]

10.20A	Omnibus Agreement dated as of October 8, 2004, by and among XOMA (US) LLC, XOMA Ireland Limited and Millennium Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10)[21]

10.20B	Investment Agreement, dated as of November 26, 2001, by and among XOMA, Millennium Pharmaceuticals, Inc. and mHoldings Trust (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3)[20]

10.20C	Letter Agreement, dated May 16, 2003, by and among XOMA Ltd., Millennium Pharmaceuticals, Inc. and mHoldings Trust (Exhibit 6)[22]

10.20D	Letter Agreement, dated February 24, 2004, by and between XOMA Ltd. and Millennium Pharmaceuticals, Inc. (Exhibit 8)[23]

10.20E	Convertible Subordinated Promissory Note dated November 26, 2001 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 4)[20]

10.20F	Amendment No. 1 to Convertible Subordinated Promissory Note dated November 5, 2002 (Exhibit 10.3A)[24]

Exhibit Number
10.20G	Registration Rights Agreement dated as of November 26, 2001, by and among XOMA, Millennium Pharmaceuticals, Inc. and mHoldings Trust (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 5)[20]

10.21	License Agreement by and between XOMA Ireland Limited and MorphoSys AG, dated as of February 1, 2002 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.43)[25]

10.22	Amended and Restated License Agreement by and between XOMA Ireland Limited and DYAX Corp., dated as of October 27, 2006 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.32)[10]

10.23	License Agreement by and between XOMA Ireland Limited and Cambridge Antibody Technology Limited, dated as of December 22, 2002 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.46)[2]

10.24	Co-Development and Co-Commercialization Agreement, dated as of December 17, 2003, by and between Alexion Pharmaceuticals, Inc. and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[26]

10.25	License Agreement, dated as of December 29, 2003, by and between Diversa Corporation and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[27]

10.26	Agreement, dated February 27, 2004, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.50)[28]

10.26A	Research, Development and Commercialization Agreement, dated as of May 26, 2005, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.2)[29]

10.26B	Secured Note Agreement, dated as of May 26, 2005, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.3)[29]

10.27	Collaboration Agreement, dated as of September 23, 2004, by and between Aphton Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[30]

10.28	License Agreement by and between Zephyr Sciences Inc. and XOMA Ireland Limited effective as of November 10, 2004 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[18]

Exhibit Number
10.29	Agreement dated March 8, 2005, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.53)[7]

10.29A	Agreement dated July 28, 2006, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases (Exhibit 10.60)[13]

10.3	License Agreement, effective as of June 20, 2005, by and between Merck & Co., Inc. and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.4)[29]

10.31	Letter Agreement dated September 20, 2005, between XOMA (US) LLC and Cubist Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission (Exhibit 10.54)[31]

10.32	Form of Dealer Manager Agreement relating to the Company’s 6.50% Convertible SNAPsSM due February 1, 2012 (Exhibit 1.1)[32]

10.32A	Form of Placement Agreement relating to the Company’s 6.50% Convertible SNAPsSM due February 1, 2012 (Exhibit 1.2)[32]

10.33	Collaboration Agreement dated as of May 22, 2006, by and between Schering Corporation, acting through its Schering-Plough Research Institute division, and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.59)[13]

10.34	Collaboration Agreement, dated as of November 1, 2006, between the Company and Takeda Pharmaceutical Company Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.46)[10]

10.34A	First Amendment to Collaboration Agreement, effective as of February 28, 2007, between the Company and Takeda Pharmaceutical Company Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.48)[33]

10.35	Loan Agreement, dated as of November 9, 2006, between Goldman Sachs Specialty Lending Holdings, Inc., XOMA (US) LLC and XOMA Ltd. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.47)[10]

10.36	License Agreement, effective as of August 27, 2007, by and between Pfizer Inc. and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[34]

21.1	Subsidiaries of the Company*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Steven B. Engle, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of J. David Boyle II, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

v

Exhibit Number
32.1	Certification of Steven B. Engle, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of J. David Boyle II, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Press Release dated March 11, 2008, furnished herewith

Footnotes:

*	Filed herewith.
1	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-4 filed November 17, 1998, as amended.
2	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
3	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Form 8-K/A filed April 18, 2003.
4	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed July 16, 1998.
5	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed February 13, 2006.
6	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-8 filed August 28, 2003.
7	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
8	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed November 6, 2007.
9	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed August 7, 2007.
10	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
11	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed August 16, 2007.
12	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended.
13	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
14	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
15	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
16	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
17	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
18	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 on Form 8-K/A filed November 30, 2004.
19	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
20	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed December 13, 2001, as amended by Amendment No. 2 to Current Report on Form 8-K/A filed October 24, 2002.

21	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 6 on Form 8-K/A filed October 20, 2004.
22	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 3 on Form 8-K/A filed May 21, 2003.
23	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 4 on Form 8-K/A filed February 24, 2004.
24	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-3 filed November 6, 2002.
25	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 filed on December 12, 2002.
26	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 2 on Form 8-K/A filed March 19, 2004.
27	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 2 on Form 8-K/A filed March 19, 2004.
28	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
29	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
30	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed October 26, 2004.
31	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
32	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed January 11, 2006.
33	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.
34	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed September 13, 2007.