Form 10-K/A
period 2007-12-31
XOMA LTD /DE/
filed 2008-03-14
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of voting shares held by non-affiliates of the registrant is $398,802,388 as of June 29, 2007

Number of Common Shares outstanding as of March 7, 2008: 132,253,954

EXPLANATORY NOTE

This Form 10-K/A is filed with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 that was filed with the U.S. Securities and Exchange Commission on March 11, 2008 (the “Original Form 10-K”) in order to correct typographical errors in the Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The errors in the Original Form 10-K filing referenced the “quarterly” report on Form 10-K in the Section 302 certification and the year ended “December 31, 2006” in the Section 906 certification.

Except as described above, no other changes have been made to the Original Form 10-K. This amendment does not modify or update disclosures in the Original Form 10-K or reflect events subsequent to the filing of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K.

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are included as part of this Annual Report on Form 10-K/A:

(1)	Financial Statements:

All financial statements of the registrant referred to in Item 8 of the Original Form 10-K.

(2)	Financial Statement Schedules:

All financial statements schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

(3)	Exhibits:

See “Index to Exhibits” below.

Exhibit Number	Index to Exhibits
3.1	Memorandum of Continuance of XOMA Ltd. (Exhibit 3.4)[1]

3.2	Bye-Laws of XOMA Ltd. (as amended) (Exhibit 3.2)[2]

4.1	Shareholder Rights Agreement dated as of February 26, 2003, by and between XOMA Ltd. and Mellon Investor Services LLC as Rights Agent (Exhibit 4.1)[2]

4.2	Resolution Regarding Preferences and Rights of Series A Preference Shares (Exhibit 4.2)[2]

4.3	Resolution Regarding Preferences and Rights of Series B Preference Shares (Exhibit 4.3)[3]

4.4	Form of Common Stock Purchase Warrant (Incyte Warrants) (Exhibit 2)[4]

4.5	Indenture between XOMA Ltd. and Wells Fargo Bank, National Association, as trustee, relating to the Company’s 6.50% Convertible SNAPs SM due February 1, 2012 (Exhibit 2)[5]

10.1	1981 Share Option Plan as amended and restated (Exhibit 10.1)[6]

10.1A	Form of Share Option Agreement for 1981 Share Option Plan[35]

10.1B	Amendment to 1981 Share Option Plan (Exhibit 10.1B)[7]

10.1C	Amendment No. 2 to 1981 Share Option Plan (Exhibit 10.1C)[7]

10.1D	Amendment No. 3 to 1981 Share Option Plan (Exhibit 10.1)[8]

10.2	Restricted Share Plan as amended and restated (Exhibit 10.3)[6]

10.2A	Form of Share Option Agreement for Restricted Share Plan[35]

10.2B	Amendment to Restricted Share Plan (Exhibit 10.2C)[7]

10.2C	Amendment No. 2 to Restricted Share Plan (Exhibit 10.2D)[7]

10.2D	Amendment No. 3 to Restricted Share Plan[35]

10.2E	Amendment No. 4 to Restricted Share Plan (Exhibit 10.2)[8]

10.2F	2007 CEO Share Option Plan (Exhibit 10.7)[9]

10.3	1992 Directors Share Option Plan as amended and restated (Exhibit 10.3)[35]

10.3A	Form of Share Option Agreement for 1992 Directors Share Option Plan (initial grants)[35]

10.3B	Form of Share Option Agreement for 1992 Directors Share Option Plan (subsequent grants)[35]

10.3C	2002 Director Share Option Plan (Exhibit 10.10)[6]

10.4	Management Incentive Compensation Plan as amended and restated (Exhibit 10.6)[8]

10.4A	CEO Incentive Compensation Plan[35]

10.4B	Bonus Compensation Plan[35]

10.5	1998 Employee Share Purchase Plan (Exhibit 10.11)[6]

10.5A	Amendment to 1998 Employee Share Purchase Plan (Exhibit 10.5A)[7]

10.5B	Amendment No. 2 to 1998 Employee Share Purchase Plan (Exhibit 10.5B)[7]

10.6	Form of Amended and Restated Indemnification Agreement for Officers (Exhibit 10.6)[10]

10.6A	Form of Amended and Restated Indemnification Agreement for Employee Directors (Exhibit 10.7)[10]

10.6B	Form of Amended and Restated Indemnification Agreement for Non-employee Directors (Exhibit 10.8)[10]

10.7	Form of Employment Agreement entered into between XOMA (US) LLC and certain of its executives, with reference schedule (Exhibit 10.1)[11]

10.7A	Consulting Agreement effective as of August 3, 2007 between XOMA (US) LLC and John L. Castello (Exhibit 10.8)[9]

10.8	Form of Change of Control Severance Agreement entered into between XOMA Ltd. and certain of its executives, with reference schedule (Exhibit 10.2)[11]

10.9	Lease of premises at 890 Heinz Street, Berkeley, California dated as of July 22, 1987 (Exhibit 10.12)[12]

10.10	Lease of premises at Building E at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of April 21, 1988 (Exhibit 10.13) [12]

10.11	Lease of premises at Building C at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of August 26, 1987 (Exhibit 10.14)[12]

10.12	Letter of Agreement regarding CPI adjustment dates for leases of premises at Buildings C, E and F at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 (Exhibit 10.15)[12]

10.13	Lease of premises at 2910 Seventh Street, Berkeley, California dated March 25, 1992 (Exhibit 10.16)[12]

10.13A	Fifth amendment to lease of premises at 2910 Seventh Street, Berkeley, California dated June 1, 2006 (Exhibit 10.58)[13]

10.14	Lease of premises at 5860 and 5864 Hollis Street, Emeryville, California dated as of November 2, 2001 (with addendum) (Exhibit 10.19)[14]

10.15	Lease of premises at 2850 Seventh Street, Second Floor, Berkeley, California dated as of December 28, 2001 (with addendum and guaranty) (Exhibit 10.20)[14]

10.16	Amended and Restated Research and License Agreement dated September 1, 1993, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28)[12]

10.16A	Third Amendment to License Agreement dated June 12, 1997, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28A)[12]

10.16B	Fourth Amendment to License Agreement dated December 23, 1998, between the Company and New York University (Exhibit 10.22B)[15]

10.16C	Fifth Amendment to License Agreement dated June 25, 1999, between the Company and New York University (Exhibit 10.21C)[16]

10.16D	Sixth Amendment to License Agreement dated January 25, 2000, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.1)[17]

10.16E	Seventh Amendment to License Agreement by and among New York University, XOMA Technology Limited and XOMA Ireland Limited effective as of November 10, 2004 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3)[18]

10.17	Technology Acquisition Agreement dated June 3, 1994, between Connective Therapeutics, Inc. (now called Connetics Corporation) and the Company (with certain confidential information deleted) (Exhibit 10.46)[19]

10.17A	Amendment Number One to Technology Acquisition Agreement dated December 8, 1999, between Connetics Corporation and XOMA (US) LLC (with certain confidential information deleted) (Exhibit 10.23A)[16]

10.17B	Agreement dated December 8, 1999, by and between The Immune Response Corporation and XOMA (US) LLC (with certain confidential information deleted) (Exhibit 10.23B) [16]

10.18	Second Amended and Restated Collaboration Agreement dated January 12, 2005, by and between XOMA (US) LLC and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.26C)[7]

10.19	License Agreement between Incyte Pharmaceuticals, Inc. and XOMA Corporation effective as of July 9, 1998 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 1)[4]

10.19A	Amendment No. 1 to License Agreement by and among Incyte Corporation, XOMA Technology Limited and XOMA Ireland Limited effective as of November 10, 2004 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3)[18]

10.19B	Registration Rights Agreement dated as of July 9, 1998, by and among the Company and Incyte Pharmaceuticals, Inc. (Exhibit 3)[4]

10.20	Development and License Agreement, dated November 26, 2001, by and among XOMA (US) LLC, XOMA Ireland Limited and Millennium Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[20]

10.20A	Omnibus Agreement dated as of October 8, 2004, by and among XOMA (US) LLC, XOMA Ireland Limited and Millennium Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10)[21]

10.20B	Investment Agreement, dated as of November 26, 2001, by and among XOMA, Millennium Pharmaceuticals, Inc. and mHoldings Trust (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3)[20]

10.20C	Letter Agreement, dated May 16, 2003, by and among XOMA Ltd., Millennium Pharmaceuticals, Inc. and mHoldings Trust (Exhibit 6)[22]

10.20D	Letter Agreement, dated February 24, 2004, by and between XOMA Ltd. and Millennium Pharmaceuticals, Inc. (Exhibit 8)[23]

10.20E	Convertible Subordinated Promissory Note dated November 26, 2001 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 4)[20]

10.20F	Amendment No. 1 to Convertible Subordinated Promissory Note dated November 5, 2002 (Exhibit 10.3A)[24]

10.20G	Registration Rights Agreement dated as of November 26, 2001, by and among XOMA, Millennium Pharmaceuticals, Inc. and mHoldings Trust (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 5)[20]

10.21	License Agreement by and between XOMA Ireland Limited and MorphoSys AG, dated as of February 1, 2002 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.43)[25]

10.22	Amended and Restated License Agreement by and between XOMA Ireland Limited and DYAX Corp., dated as of October 27, 2006 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.32)[10]

10.23	License Agreement by and between XOMA Ireland Limited and Cambridge Antibody Technology Limited, dated as of December 22, 2002 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.46)[2]

10.24	Co-Development and Co-Commercialization Agreement, dated as of December 17, 2003, by and between Alexion Pharmaceuticals, Inc. and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[26]

10.25	License Agreement, dated as of December 29, 2003, by and between Diversa Corporation and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[27]

10.26	Agreement, dated February 27, 2004, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.50)[28]

10.26A	Research, Development and Commercialization Agreement, dated as of May 26, 2005, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.2)[29]

10.26B	Secured Note Agreement, dated as of May 26, 2005, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.3)[29]

10.27	Collaboration Agreement, dated as of September 23, 2004, by and between Aphton Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[30]

10.28	License Agreement by and between Zephyr Sciences Inc. and XOMA Ireland Limited effective as of November 10, 2004 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[18]

10.29	Agreement dated March 8, 2005, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.53)[7]

10.29A	Agreement dated July 28, 2006, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases (Exhibit 10.60)[13]

10.30	License Agreement, effective as of June 20, 2005, by and between Merck & Co., Inc. and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.4)[29]

10.31	Letter Agreement dated September 20, 2005, between XOMA (US) LLC and Cubist Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission (Exhibit 10.54)[31]

10.32	Form of Dealer Manager Agreement relating to the Company’s 6.50% Convertible SNAPs SM due February 1, 2012 (Exhibit 1.1)[32]

10.32A	Form of Placement Agreement relating to the Company’s 6.50% Convertible SNAPs SM due February 1, 2012 (Exhibit 1.2)[32]

10.33	Collaboration Agreement dated as of May 22, 2006, by and between Schering Corporation, acting through its Schering-Plough Research Institute division, and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.59)[13]

10.34	Collaboration Agreement, dated as of November 1, 2006, between the Company and Takeda Pharmaceutical Company Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.46)[10]

10.34A	First Amendment to Collaboration Agreement, effective as of February 28, 2007, between the Company and Takeda Pharmaceutical Company Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.48)[33]

10.35	Loan Agreement, dated as of November 9, 2006, between Goldman Sachs Specialty Lending Holdings, Inc., XOMA (US) LLC and XOMA Ltd. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.47)[10]

10.36	License Agreement, effective as of August 27, 2007, by and between Pfizer Inc. and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[34]

21.1	Subsidiaries of the Company[35]

23.1	Consent of Independent Registered Public Accounting Firm[35]

31.1	Certification of Steven B. Engle, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of J. David Boyle II, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Steven B. Engle, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of J. David Boyle II, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Press Release dated March 11, 2008[35]

Footnotes:

*	Filed herewith.
1	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-4 filed November 17, 1998, as amended.
2	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
3	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Form 8-K/A filed April 18, 2003.
4	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed July 16, 1998.
5	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed February 13, 2006.
6	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-8 filed August 28, 2003.
7	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
8	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed November 6, 2007.
9	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed August 7, 2007.
10	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
11	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed August 16, 2007.
12	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended.
13	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
14	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
15	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
16	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
17	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
18	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 on Form 8-K/A filed November 30, 2004.
19	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
20	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed December 13, 2001, as amended by Amendment No. 2 to Current Report on Form 8-K/A filed October 24, 2002.
21	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 6 on Form 8-K/A filed October 20, 2004.
22	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 3 on Form 8-K/A filed May 21, 2003.
23	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 4 on Form 8-K/A filed February 24, 2004.
24	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-3 filed November 6, 2002.
25	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 filed on December 12, 2002.

26	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 2 on Form 8-K/A filed March 19, 2004.
27	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 2 on Form 8-K/A filed March 19, 2004.
28	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
29	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
30	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed October 26, 2004.
31	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
32	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed January 11, 2006.
33	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.
34	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed September 13, 2007.
35	Previously filed with our Annual Report on Form 10-K for the annual period ended December 31, 2007 filed with the SEC on March 11, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2008.

Signature	Title	Date

/s/ STEVEN B. ENGLE (Steven B. Engle)	Chairman of the Board, Chief Executive Officer and President	March 14, 2008

/s/ J. DAVID BOYLE II (J. David Boyle II)	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008

/s/ PATRICK J. SCANNON (Patrick J. Scannon, M.D., Ph.D.)	Executive Vice President and Chief Biotechnology Officer	March 14, 2008

/s/ W. DENMAN VAN NESS (W. Denman Van Ness)	Director	March 14, 2008

/s/ WILLIAM K. BOWES, JR. (William K. Bowes, Jr.)	Director	March 14, 2008

/s/ CHARLES J. FISHER (Charles J. Fisher, M.D.)	Director	March 14, 2008

/s/ PETER BARTON HUTT (Peter Barton Hutt)	Director	March 14, 2008

/s/ PATRICK J. ZENNER (Patrick J. Zenner)	Director	March 14, 2008