Form 10-Q
period 2008-03-31
XOMA LTD /DE/
filed 2008-05-12
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2008
Common shares US$.0005 par value	132,285,482

XOMA Ltd.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

XOMA Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2008	December 31, 2007
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$8,815	$22,500
Short-term investments	10,220	16,067
Restricted cash	903	6,019
Receivables	7,701	12,135
Prepaid expenses	1,499	1,113
Debt issuance costs	185	254

Total current assets	29,323	58,088
Property and equipment, net	26,146	25,603
Debt issuance costs – long-term	482	722
Other assets	402	402

Total assets	$56,353	$84,815

LIABILITIES AND SHAREHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$5,663	$6,995
Accrued liabilities	4,990	7,710
Accrued interest	402	878
Deferred revenue	5,885	8,017

Total current liabilities	16,940	23,600
Deferred revenue – long-term	8,924	10,047
Interest bearing obligation – long-term	42,690	50,850

Total liabilities	68,554	84,497

Commitments and contingencies
Shareholders’ equity (net capital deficiency):
Preference shares, $.05 par value, 1,000,000 shares authorized
Series A, 210,000 designated, no shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Series B, 8,000 designated, 2,959 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively; aggregate liquidation preference of $29.6 million	1	1
Common shares, $.0005 par value, 210,000,000 shares authorized, 132,285,482 and 131,957,774 shares outstanding at March 31, 2008 and December 31, 2007, respectively	66	66
Additional paid-in capital	741,716	740,119
Accumulated comprehensive income (loss)	50	(9)
Accumulated deficit	(754,034)	(739,859)

Total shareholders’ equity (net capital deficiency)	(12,201)	318

Total liabilities and shareholders’ equity (net capital deficiency)	$56,353	$84,815

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three months ended March 31,
	2008	2007
Revenues:
License and collaborative fees	$25	$4,418
Contract and other revenue	7,111	4,359
Royalties	4,921	3,475

Total revenues	12,057	12,252

Operating costs and expenses:
Research and development (including contract related of $5,387, and $3,562, respectively, for the three months ended March 31, 2008 and 2007)	19,211	15,929
General and administrative	5,872	4,909

Total operating costs and expenses	25,083	20,838

Loss from operations	(13,026)	(8,586)
Other income (expense):
Investment and interest income	392	601
Interest expense	(1,450)	(7,933)
Other expense	(91)	(10)

Net loss	$(14,175)	$(15,928)

Basic and diluted net loss per common share	$(0.11)	$(0.14)

Shares used in computing basic and diluted net loss per common share	132,156	116,196

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(14,175)	$(15,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,613	1,482
Common shares contribution to 401(k) and management incentive plans	1,008	1,321
Share-based compensation expense	511	762
Accrued interest on convertible notes and other interest bearing obligations	(476)	(1,433)
Revaluation of embedded derivative	—	6,101
Interest paid on conversion of convertible debt	—	(5,172)
Amortization of discount, premium and debt issuance costs of convertible debt and interest bearing obligations	309	394
Amortization of premiums on short-term investments	8	(3)
Loss on disposal/retirement of property and equipment	92	14
Other non-cash adjustments	(3)	(1)
Changes in assets and liabilities:
Receivables	4,434	5,746
Prepaid expenses	(386)	(309)
Accounts payable	(1,332)	142
Accrued liabilities	(2,720)	(1,171)
Deferred revenue	(3,255)	(986)

Net cash used in operating activities	(14,372)	(9,041)

Cash flows from investing activities:
Proceeds from sales/maturities of investments	9,100	9,225
Purchase of investments	(3,199)	(6,900)
Transfer of restricted cash	5,116	2,711
Purchase of property and equipment	(2,248)	(1,879)

Net cash provided by investing activities	8,769	3,157

Cash flows from financing activities:
Principal payments of long-term debt	(8,160)	(4,707)
Proceeds from issuance of common shares	78	102

Net cash used in financing activities	(8,082)	(4,605)

Net decrease in cash and cash equivalents	(13,685)	(10,489)
Cash and cash equivalents at the beginning of the period	22,500	28,002

Cash and cash equivalents at the end of the period	$8,815	$17,513

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

XOMA Ltd. (“XOMA” or the “Company”), a Bermuda company, is a biopharmaceutical company that discovers and develops for commercialization therapeutic antibodies and other genetically-engineered protein products for the treatment of immunological and inflammatory disorders, cancer and infectious diseases. The Company’s products are presently in various stages of development and most are subject to regulatory approval before they can be commercially launched. The Company receives royalties from Genentech, Inc. (“Genentech”) on two approved products, RAPTIVA®, for the treatment of moderate-to-severe plaque psoriasis, and LUCENTIS®, for the treatment of neovascular (wet) age-related macular degeneration. XOMA’s pipeline includes both proprietary products and collaborative programs at various stages of preclinical and clinical development.

The Company may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements. The Company cannot assure that the funding, if needed, will be available on terms attractive to it, or at all. Furthermore, any additional equity financings may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue business strategies. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs. The Company’s expense structure includes discretionary expenditures that are within the Company’s control.

Basis of Presentation

The condensed consolidated financial statements include the accounts of XOMA and its subsidiaries. All significant intercompany accounts and transactions were eliminated during consolidation. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended, filed with the SEC on March 11, 2008 and March 14, 2008 (“2007 Form 10-K”).

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2008, the consolidated results of the Company’s operations for the three months ended March 31, 2008 and 2007, and the Company’s cash flows for the three months then ended. Certain prior period amounts have been reclassified to conform with current period presentation. These reclassifications had no impact on previously reported net earnings, financial position or cash flows. The condensed consolidated balance sheet amounts at December 31, 2007 have been derived from audited consolidated financial statements. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

Significant Accounting Policies

There have been no notable changes in significant accounting policies during the three months ended March 31, 2008, except as noted below, as compared with those previously disclosed in the 2007 Form 10-K.

Fair Value Measurements

In September of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value, creates a framework for measuring fair value, and expands disclosure requirements about such fair value measurements. Effective January 1, 2008, XOMA adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Footnote 2 “Fair Value” for information and related disclosures regarding our fair value measurements.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Fair Value Option for Financial Assets and Financial Liabilities

In February of 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 159 became effective beginning with the Company’s first quarter of 2008. At this time, XOMA currently does not have any instruments eligible for election of the fair value option and as such has chosen not to adopt the fair value option of SFAS 159 at this time.

Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development

In June of 2007, the Emerging Issues Task Force issued EITF Issue 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development” (“EITF 07-03”). EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 was effective for fiscal years beginning after December 15, 2007 and interim periods within those years. The adoption of EITF 07-03 did not have a material impact on the Company’s statements of financial position, results of operations or cash flows.

Use of Estimates

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

Concentration of Risk

Cash equivalents, short-term investments, restricted cash and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains money market funds and short-term investments that bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three months ended March 31, 2008, four customers represented 41%, 37%, 11% and 10% of total revenues. Three of these customers represented 66%, 24% and 10% of the $7.5 million trade receivables outstanding at March 31, 2008.

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

In February of 2008, the Board of Directors of the Company (the “Board”) approved a company-wide grant of an aggregate of 3,521,300 share options as part of its annual incentive compensation package. All 3,521,300 options were made subject to shareholder approval of an increase in the number of shares available for the grant of options under the Company’s existing share option plans. Combined with the company-wide grant made in October of 2007 as discussed in XOMA’s 2007 Form 10-K, 8,706,300 total options are not included in any of the options outstanding disclosures, options granted disclosures or share-based compensation expense as they are not deemed granted for accounting purposes until the shareholder approval is obtained. Excluding these shares, as of March 31, 2008, the Company had approximately 1.7 million common shares reserved for future grant under its share option plans and ESPP.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The following table shows total share-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 (in thousands).

	Three Months Ended March 31,
	2008	2007
Research and development	$270	$281
General and administrative	241	481

Total share-based compensation expense	$511	$762

There was no capitalized share-based compensation cost as of March 31, 2008 and there were no recognized tax benefits during the three months ended March 31, 2008 and 2007.

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

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Dividend yield	0%	0%
Expected volatility	66%	73%
Risk-free interest rate	2.58%	4.69%
Expected life	5.3 years	5.3 years

Share option activity for the three months ended March 31, 2008 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2007	11,108,120	$3.66
Granted	481,750	2.70
Exercised	—	—
Forfeited, expired or canceled	(277,645)	4.57

Options outstanding at March 31, 2008	11,312,225	$3.59	7.63	$3,044

Options exercisable at March 31, 2008	5,489,936	$4.51	5.98	$1,478

Total intrinsic value of the options exercised for the three months ended March 31, 2008 was zero as no options were exercised. At March 31, 2008, there was $7.0 million of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 3.1 years.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Comprehensive Income (Loss)

Unrealized gain or (loss) on the Company’s available-for-sale securities is included in accumulated comprehensive loss. Comprehensive loss and its components for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(14,175)	$(15,928)
Unrealized gain on securities available-for-sale	59	8

Comprehensive loss	$(14,116)	$(15,920)

Net Income (Loss) Per Common Share

Basic net loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share is based on the weighted average number of common shares and other dilutive securities outstanding during the period, provided that including these dilutive securities does not increase the net loss per share.

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is antidilutive. The effect of the options, warrants, and convertible preference shares was antidilutive for the three months ended March 31, 2008 and 2007. The following table shows the total outstanding securities considered antidilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2008	2007
Options for common shares	11,312	7,284
Warrants for common shares	125	125
Convertible preference shares	3,818	3,818

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time the Company acquires them to be cash equivalents. At March 31, 2008 and December 31, 2007, cash and cash equivalents consisted of overnight deposits, money market funds, commercial paper, repurchase agreements and debt securities with maturities of less than 90 days and are reported at fair value. Cash and cash equivalent balances were as follows as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$1,720	$—	$—	$1,720
Cash equivalents	7,094	1	—	7,095

Total cash and cash equivalents	$8,814	$1	$—	$8,815

	December 31, 2007
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$5,011	$—	$—	$5,011
Cash equivalents	17,493	1	(5)	17,489

Total cash and cash equivalents	$22,504	$1	$(5)	$22,500

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

Due to the recent adverse developments in the credit markets, XOMA may experience reduced liquidity with respect to some of its investments. These investments are generally held to maturity, which is typically less than one year. However, if the need arose to liquidate such securities before maturity, the Company may experience losses on liquidation.

As of March 31, 2008, the Company held state and municipal debt securities with an auction reset feature (“auction rate securities” or “ARS”). Of the $1.4 million balance held at March 31, 2008, the Company sold $950,000 in April of 2008. Since all sales have been at par value, which was equal to recorded fair value, and no loss has been incurred by the Company, no impairment charge has been recorded for the three months ended March 31, 2008. As of March 31, 2008, the Company reduced its holdings by $7.2 million since December 31, 2007 when XOMA reported that it held $8.6 million in ARS.

Although there are liquidity challenges in the ARS market due to the auction failures, the Company has classified its full balance of $1.4 million as current due to the Company’s successful liquidation of $950,000 in April of 2008. In addition, the Company has been notified that the issuers of the remaining $475,000 have announced active repurchase plans to be completed within the next four months. Accordingly, these assets continue to be recorded as short-term investments. Although events in the market have impacted the liquidity for these instruments, securities that fail to reset pay interest at a higher penalty rate.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Short-term investments by security type at March 31, 2008 and December 31, 2007 were as follows (in thousands):

	March 31, 2008
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$8,746	$49	$—	$8,795
State and municipal debt securities	1,425	—	—	1,425

Total Investments	$10,171	$49	$—	$10,220

	December 31, 2007
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$7,447	$—	$(5)	$7,442
State and municipal debt securities	8,625	—	—	8,625

Total Investments	$16,072	$—	$(5)	$16,067

Receivables

Receivables consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Trade receivables	$7,452	$11,655
Other receivables	249	480

Total	$7,701	$12,135

Other receivables include related party transactions consisting of a relocation loan to one employee. The initial loan of $150,000 was granted in 2004 and is being forgiven, along with related interest, over four years, contingent on the employee’s continued employment with the Company. The final forgiveness will be in November of 2008. The total related party balance was $38,000 as of March 31, 2008 and December 31, 2007.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Accrued management incentive compensation	$998	$4,135
Accrued payroll costs	2,258	2,635
Accrued co-development costs	153	—
Accrued professional fees	1,292	617
Other	289	323

Total	$4,990	$7,710

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

2. FAIR VALUE

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$51	$51	$—	$—
Repurchase agreements	4,000	4,000	—	—
Commercial paper	3,044	—	3,044	—
Corporate notes and bonds	8,795	—	8,795	—
State and municipal debt securities	1,425	—	—	1,425

Total	$17,315	$4,051	$11,839	$1,425

Level 3 assets consist of state and municipal debt securities with an auction reset feature (“auction rate securities”). As discussed in the Investments section of Footnote 1, auctions in these types of securities have failed since February of 2008. During the first quarter of 2008, the Company sold $7.2 million of its ARS investments at par value, which equaled recorded fair value, and has recognized no loss. The remaining balance of $1.4 million is recorded at par value, which equals fair value. Therefore, the Company has not recorded an impairment charge related to these securities for the three months ended March 31, 2008. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2008 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$8,625
Unrealized gains/losses included in other comprehensive income	—
Sales	(7,200)

Balance at March 31, 2008	$1,425

3. LONG-TERM DEBT

As of March 31, 2008, the Company had long-term debt of $42.7 million, including $22.1 million outstanding under the term loan from Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”) and $20.6 million outstanding from the Company’s note with Novartis AG (“Novartis”). In the first quarter of 2008, XOMA incurred interest expense and amortization of debt issuance costs of $1.5 million, including $1.1 million related to Goldman Sachs and $0.4 million related to Novartis.

Term Loan

In November of 2006, the Company entered into a five-year, $35.0 million term loan facility (the “facility”) with Goldman Sachs and borrowed the full amount thereunder. Indebtedness under the facility bears interest at an annual rate equal to six-month LIBOR plus 5.25%, which was 7.88% at March 31, 2008, and is secured by all rights to receive payments due the Company relating to RAPTIVA®, LUCENTIS® and CIMZIA®. Payments received by the Company in respect of these payment rights, in addition to a standing reserve equal to the next semi-annual interest payment, are held in a custodial account which is classified as restricted cash. This cash account and the interest earned thereon can be used solely for the payment of the semi-annual interest amounts due in March and September of each year and, at that time, amounts in excess of the interest reserve requirement may be used to pay down principal or be distributed back to the Company, at the discretion of Goldman Sachs. The Company may prepay indebtedness under the facility at any time, subject to certain prepayment premiums. The Company is required to comply with a financial covenant determined by the ratio of royalties collected to interest payable and XOMA was in compliance with this covenant as of March 31, 2008. Proceeds from the loan are being used for general corporate purposes.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

During the three months ended March 31, 2008, the Company paid $8.2 million against the long-term balance, which left an outstanding principal balance of $22.1 million and the related restricted cash was $0.9 million at March 31, 2008. Debt issuance costs of $1.5 million are being amortized on a straight-line basis over the five year life of the loan and are disclosed as current and long-term debt issuance costs on the balance sheet. For the quarters ended March 31, 2008 and 2007, the Company incurred interest expense of $0.8 million and $0.9 million, respectively, and amortization of debt issuance costs of $0.3 million and $0.3 million, respectively, in connection with this facility. On May 9, 2008, the Company refinanced this facility as set forth in “Subsequent Events” below.

Novartis Note

In May of 2005, the Company executed a secured note agreement with Chiron Corporation (now Novartis). Under the note agreement, Novartis agreed to make semi-annual loans to the Company to fund up to 75% of the Company’s research and development and commercialization costs under the Company’s collaboration arrangement with Novartis, not to exceed $50.0 million in an aggregate principal amount. Any unpaid principal amount together with accrued and unpaid interest shall be due and payable in full on June 21, 2015, the tenth anniversary date of the advance date on which the first loan was made. Interest on the unpaid balance of the principal amount of each loan accrues at a rate equal to the six-month LIBOR plus 2%, which was equal to 6.75% at March 31, 2008, and is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50.0 million and the Company has made this election for each payment. Loans under the note agreement are secured by the Company’s interest in its collaboration with Novartis, including its share of any profits arising therefrom. At March 31, 2008, the outstanding principal balance under this note agreement totaled $20.6 million and for the quarters ended March 31, 2008 and 2007, the Company incurred interest expense of $0.4 million and $0.3 million, respectively, in connection with this loan.

Convertible Debt

During the first quarter of 2007, the Company eliminated the final balance of its convertible debt from February of 2006. For the three months ended March 31, 2007, the Company incurred $0.2 million in interest expense related to its convertible debt, amortized a net of $0.1 million in debt issuance costs, premium and discount, and recognized $6.1 million in interest expense related to the revaluation of the embedded derivative.

4. LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

There were no developments material to XOMA in the United States Bankruptcy Court proceedings involving Aphton Corporation (described in XOMA’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007) during the quarter ended March 31, 2008.

5. SUBSEQUENT EVENTS

On April 22, 2008, UCB Celltech (“UCB”) announced that CIMZIA® (certolizumab pegol) received marketing approval from the U.S. Food and Drug Administration for the treatment of Crohn’s disease. The Company is eligible for royalties from the sale of CIMZIA® based on an existing license agreement with Celltech Therapeutics Ltd. (now UCB) for XOMA’s bacterial cell expression technology.

On April 30, 2008, XOMA entered into an irrevocable letter of credit arrangement (“LOC”) in favor of an insurance company agent that is certified to draw funds on the LOC not to exceed $942,000. The LOC is intended to cover any potential liability, loss, or costs incurred by the agent under any bonds or undertakings for the purpose of clearing manufacturing materials through U.S. Customs. The LOC will expire, if not renewed, in one year, and will require XOMA to record the LOC balance as restricted short-term cash on the consolidated balance sheets.

On May 9, 2008, XOMA (US) LLC (the “Borrower”) entered into a five-year, $55.0 million amended and restated term loan facility with Goldman Sachs (the “New Facility”) refinancing the existing Goldman Sachs facility. The obligations under the New Facility are guaranteed by XOMA. The proceeds were used to pay the outstanding principal and accrued interest under the existing facility and certain fees and expenses in connection with the New Facility. Indebtedness under the New Facility will bear interest at an annual rate equal to the greater of (x) six-month LIBOR or (y) 3.0% plus 8.5% and is secured by all rights to receive payments due the Borrower relating to RAPTIVA®, LUCENTIS®, and CIMZIA®. Payments received by the Borrower in respect of these payment rights will be used to make semi-annual interest payments under the facility, and amounts in excess of interest requirements may be used to pay down principal at the discretion of Goldman Sachs. The Borrower may prepay indebtedness under the facility at any time, subject to certain prepayment premiums. Net proceeds from the loan will be used for general corporate purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to terms of research collaborations, investments, share compensation, impairment issues and the estimated useful life of assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Revenues

Total revenues were $12.1 million and $12.3 million for the three months ended March 31, 2008, and 2007, respectively (in thousands).

	Three Months Ended March 31,
	2008	2007
License and collaborative fees	$25	$4,418
Contract and other revenue	7,111	4,359
Royalties	4,921	3,475

Total revenues	$12,057	$12,252

License and collaborative fees were $25,000 and $4.4 million for the three months ended March 31, 2008, and 2007, respectively. These revenues include upfront payments related to the outlicensing of our products and technologies and other collaborative arrangements. The $4.4 million decrease for the three months ended March 31, 2008 compared to the same period of 2007, is primarily due to $4.3 million in revenue recognized during the first quarter of 2007 which was the unamortized revenue from the $10.0 million upfront collaboration fee received in connection with our collaboration with Novartis AG (“Novartis”) in February of 2004.

Contract revenues were $7.1 million and $4.4 million for the three months ended March 31, 2008, and 2007, respectively. The increase of $2.7 million resulted primarily from increased activities under our contracts with Schering-Plough Research Institute (“SPRI”) and Takeda Pharmaceutical Company Limited (“Takeda”). Receivables related to our contract revenue vary based on the timing and extent of contracted activities. Receivables related to contract revenue as of March 31, 2008 compared with December 31, 2007 decreased $4.4 million as we are nearing the end of our contracted services with AVEO Pharmaceuticals, Inc. (now with SPRI, referred to herein as “SPRI/AVEO”) and the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health, Department of Health and Human Services which is being funded with federal funds under Contract No. HHSN26620060008C/N01-A1-60008l. Future decreases in related revenue may be offset by new collaboration agreements and/or the expansion of existing agreements.

Royalties were $4.9 million and $3.5 million for the three months ended March 31, 2008, and 2007, respectively. The increase of $1.4 million resulted from higher sales of LUCENTIS® and RAPTIVA® outside the U.S. Revenues from royalties may decrease in the second half of 2008 compared with 2007 as a result of the expiration in July 2008 of most of the more important European patents in our bacterial cell expression (“BCE”) patent portfolio, which currently cover LUCENTIS®. On April 22, 2008, UCB Celltech (“UCB”) announced that CIMZIA® received marketing approval from the U.S. Food and Drug Administration for the treatment of Crohn’s disease; therefore we expect decreases in royalties from sales of LUCENTIS® outside the U.S. to be offset in part by royalties from sales of CIMZIA®, continued increases in sales of RAPTIVA® outside the U.S., and continued U.S. sales of LUCENTIS®.

Research and Development Expenses

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

Research and development expenses were $19.2 million for the three months ended March 31, 2008, compared with $15.9 million for the three months ended March 31, 2007. The increase of $3.3 million primarily reflects increased spending on development of XOMA 052, including Phase 1 clinical trials, XOMA 629 and our contracts with SPRI/AVEO, and is partially offset by a decrease in spending on Neuprex and Taligen-related contract activities. Of the $3.3 million total increase in research and development expenses, $1.2 million related to an increase in salaries and related expenses. Share-based compensation was $0.3 million for the three months ended March 31, 2008, and is expected to increase during the remainder of 2008 as a result of the increase in share options as discussed in the section “Accounting for Share-Based Compensation.”

Our research and development activities can be divided into earlier stage programs, which include molecular biologics, process development, pilot-scale production and preclinical testing, and later stage programs, which include clinical testing, regulatory affairs and manufacturing clinical supplies. The costs associated with these programs approximate the following (in thousands):

	Three Months Ended March 31,
	2008	2007
Earlier stage programs	$13,035	$13,548
Later stage programs	6,176	2,381

Total	$19,211	$15,929

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements approximate the following (in thousands):

	Three Months Ended March 31,
	2008	2007
Internal projects	$13,202	$11,122
Collaborative and contract arrangements	6,009	4,807

Total	$19,211	$15,929

For the three months ended March 31, 2008, one development program (SPRI/AVEO) accounted for more than 10% but less than 20%, one development program (XOMA 052) accounted for more than 20% and less than 30%, and no development program accounted for more than 30% of our total research and development expenses. For the three months ended March 31, 2007, one development program (XOMA 052) accounted for more than 10% but less than 20% and no development program accounted for more than 20% of our total research and development expenses.

We currently anticipate that research and development expenses will continue to increase in 2008 as compared with 2007. We expect our spending on our collaboration with Novartis to continue as well as increases in spending on our collaborations with SPRI and Takeda, our development of XOMA 052 and XOMA 629 and other new projects. Future research and development spending may also be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

General and Administrative Expenses

General and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. General and administrative expenses were $5.9 million and $4.9 million for the three months ended March 31, 2008, and 2007, respectively. The $1.0 million increase for the three months ended March 31, 2008 primarily resulted from approximately $0.1 million increase in salaries and related expenses, $0.5 million increase in legal fees supporting internal projects and $0.4 million increase in marketing and communications.

We expect our share-based compensation expense to increase as a result of the increase in share options as discussed in the section “Accounting for Share-Based Compensation.”

Other Income (Expense)

Investment and interest income was $0.4 million and $0.6 million for the three months ended March 31, 2008, and 2007, respectively. Investment and interest income consists primarily of interest earned on our cash and investment balances.

Interest expense was $1.5 million and $7.9 million for the three months ended March 31, 2008, and 2007, respectively. Interest expense related to our existing long-term debt for the three months ended March 31, 2008 was $1.5 million compared with $1.4 million for the same period of 2007. The decrease in 2008 compared to 2007 is due to the elimination of our convertible debt in 2007, which represented $6.5 million of the total interest expense reported in the first quarter of 2007.

Accounting for Share-Based Compensation

In February of 2008, our Board of Directors (the “Board”) approved a company-wide grant of 3,521,300 share options as part of our annual incentive compensation package. All 3,521,300 options were made subject to shareholder approval of an increase in the number of shares available for the grant of options under the Company’s existing share option plans. Combined with the company-wide grant in October of 2007 as discussed in our 2007 Form 10-K, 8,706,300 total options are not included in any of the options outstanding disclosures, options granted disclosures or share-based compensation expense as they are not deemed granted for accounting purposes until the shareholder approval is obtained, and we expect our share-based compensation expense to increase in future years accordingly.

During the three months ended March 31, 2008 and 2007, we recognized $0.5 million and $0.8 million, respectively, in share-based compensation expense. Excluding the shares discussed above, as of March 31, 2008, there was $7.0 million of unrecognized share-based compensation expense related to unvested shares with a weighted average remaining recognition period of 3.1 years.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at March 31, 2008, was $19.0 million compared with $38.6 million at December 31, 2007. The $19.6 million decrease primarily includes cash used in operating activities of $14.4 million, $5.9 million net proceeds from short-term investments, $8.2 million in principal payments on our Goldman Sachs term loan and cash used in the purchase of fixed assets of $2.2 million.

Net cash used in operating activities was $14.4 million for the three months ended March 31, 2008, compared with $9.0 million for the same period in 2007. The $5.4 million increase in cash used is related primarily to $2.5 million increase in cash payments for the annual bonus, $2.9 million increase in payments for accounts payable, $1.9 million increase in payroll and a decrease in receipts from accounts receivable of $4.5 million. This was offset by $6.6 million in cash paid in the first quarter of 2007 for interest related to our convertible debt which was eliminated during the same period. The increase in the annual bonus primarily relates to the approval by our Board in October of 2007 to pay the full amount in cash; in prior years it had been paid partially in shares. The decrease in receipts from accounts receivable is due to $4.0 million in upfront fees received from Takeda in the first quarter of 2007.

Net cash provided by investing activities for the three months ended March 31, 2008, was $8.8 million compared with $3.2 million for the same period of 2007. The $5.6 million increase was due to an increase in sales of investments, net of purchases, of $3.6 million and an increase in the transfer from restricted cash of $2.4 million, offset by an increase in cash used to purchase fixed assets of $0.4 million to support increased activities on XOMA 052 and our existing collaborations.

Net cash used in financing activities for the three months ended March 31, 2008, was $8.1 million compared with net cash used in financing activities of $4.6 million for the same period of 2007. The increase was due to $8.2 million paid against the principal balance of our Goldman Sachs term loan in the first quarter of 2008 compared with $4.7 million for the same period of 2007.

Goldman Sachs Term Loan

In November of 2006, we entered into a five-year, $35.0 million term loan facility (the “facility”) with Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”) and borrowed the full amount thereunder. Indebtedness under the facility bears interest at an annual rate equal to six-month LIBOR plus 5.25%, which was 7.88% at March 31, 2008, and is secured by all rights to receive payments due us relating to RAPTIVA®, LUCENTIS® and CIMZIA®. Payments we receive in respect of these payment rights, in addition to a standing reserve equal to the next semi-annual interest payment, are held in a custodial account which is classified as restricted cash. This cash account and the interest earned thereon can be used solely for the payment of the interest amounts in March and September of each year and, at that time, amounts in excess of the interest reserve requirement may be used to pay down principal or be distributed back to us, at the discretion of Goldman Sachs. We may prepay indebtedness under the facility at any time, subject to certain prepayment premiums. We are required to comply with a financial covenant determined by the ratio of royalties collected to interest payable and were in compliance with this covenant as of March 31, 2008. Proceeds from the loan are being used for general corporate purposes.

At March 31, 2008, the outstanding principal amount under this loan totaled $22.1 million and the balance in restricted cash was $0.9 million.

Novartis Note

In May of 2005, we executed a secured note agreement with Chiron Corporation (now Novartis). Under the note agreement, Novartis agreed to make semi-annual loans to us, to fund up to 75% of our research and development and commercialization costs under the collaboration arrangement, not to exceed $50.0 million in an aggregate principal amount. Any unpaid principal amount together with accrued and unpaid interest shall be due and payable in full on June 21, 2015, the tenth anniversary date of the advance date on which the first loan was made. Interest on the unpaid balance of the principal amount of each loan shall accrue at a floating rate per annum which was equal to 6.75% at March 31, 2008, and is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At our election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50.0 million and we have made this election for each interest payment. Loans under the note agreement are secured by our interest in the collaboration with Novartis, including our share of any profits arising therefrom. At March 31, 2008, the outstanding principal balance under this note agreement totaled $20.6 million and for the quarters ended March 31, 2008 and 2007, we incurred interest expense of $0.4 million and $0.3 million, respectively.

Auction Rate Securities

Due to the recent adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our investments. These investments are generally held to maturity, which is typically less than one year. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. As of March 31, 2008, we held $1.4 million of auction rate securities, of which we sold $950,000 in April of 2008. In addition, we have been notified that the issuers of the remaining $475,000 have announced active repurchase plans to be completed within the next four months. Accordingly, these assets continue to be recorded as short term investments. All of our auction rate securities are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions or refinance their debt in the near term and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. Based on our expected operating cash flows and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to execute our current business plan.

During 2008, we expect to continue using our cash, cash equivalents and short-term investments to fund ongoing operations and capital investments. Additional licensing, antibody discovery collaboration agreements and debt financing arrangements may positively impact our cash balances. Based on anticipated spending levels, revenues, collaborator funding, proceeds from our refinanced loan from Goldman Sachs, and other sources of funding we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through at least the next twelve months. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. For a further discussion of the risks related to our business and their effects on our cash flow and ability to raise new funding on acceptable terms, see “Risk Factors” included in Item 1A.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition and recognition of research and development expenses to be critical policies. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2008, except as noted below, as compared with those previously disclosed in our 2007 Form 10-K.

In September of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value, creates a framework for measuring fair value, and expands disclosure requirements about such fair value measurements. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Footnote 2 to the Consolidated Financial Statements, “Fair Value” for information and related disclosures regarding our fair value measurements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 159 became effective beginning with our first quarter of 2008. We currently do not have any instruments eligible for election of the fair value option and as such have not elected to adopt the fair value option of SFAS 159 at this time.

In June of 2007, the Emerging Issues Task Force issued EITF Issue 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development” (“EITF 07-03”). EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 was effective for fiscal years beginning after December 15, 2007 and interim periods within those years. The adoption of EITF 07-03 did not have a material impact on our statements of financial position, results of operations or cash flows

Subsequent Events

On April 22, 2008, UCB Celltech (“UCB”) announced that CIMZIA® (certolizumab pegol) received marketing approval from the U.S. Food and Drug Administration for the treatment of Crohn’s disease. We are eligible for royalties from the sale of CIMZIA® based on an existing license agreement with Celltech Therapeutics Ltd. (now UCB) for our bacterial cell expression technology.

On April 30, 2008, we entered into an irrevocable letter of credit arrangement (“LOC”) in favor of an insurance company agent that is certified to draw funds on the LOC not to exceed $942,000. The LOC is intended to cover any potential liability, loss, or costs incurred by the agent under any bonds or undertakings for the purpose of clearing manufacturing materials through U.S. Customs. The LOC will expire, if not renewed, in one year, and will require us to record the LOC balance as restricted short-term cash on the consolidated balance sheets.

On May 9, 2008, we entered into a five-year, $55.0 million amended and restated term loan facility with Goldman Sachs (the “New Facility”) refinancing the existing Goldman Sachs facility. The obligations under the New Facility are guaranteed by XOMA. The proceeds were used to pay the outstanding principal and accrued interest under the existing facility and certain fees and expenses in connection with the New Facility. Indebtedness under the New Facility will bear interest at an annual rate equal to the greater of (x) six-month LIBOR or (y) 3.0% plus 8.5% and is secured by all rights to receive payments due us relating to RAPTIVA®, LUCENTIS®, and CIMZIA®. Payments received by us in respect of these payment rights will be used to make semi-annual interest payments under the facility, and amounts in excess of interest requirements may be used to pay down principal at the discretion of Goldman Sachs. We may prepay indebtedness under the facility at any time, subject to certain prepayment premiums. Net proceeds from the loan will be used for general corporate purposes.

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

In November of 2006, we entered into a five-year senior term loan facility in the aggregate amount of $35.0 million with the principal due at maturity. As of March 31, 2008, $22.1 million was outstanding under this facility. Interest on the facility will be at a rate of USD six month LIBOR plus 5.25%, which was 7.88% at March 31, 2008.

As of March 31, 2008, we have drawn down $20.6 million against the Novartis $50.0 million loan facility that is due in 2015 at an interest rate of USD six month LIBOR plus 2% which was 6.75% at March 31, 2008.

The variable interest rates related to our long-term debt instruments are based on LIBOR. We estimate that a hypothetical 100 basis point change in interest rates could increase or decrease our interest expense by approximately $433,000 on an annualized basis.

We hold interest-bearing instruments that are classified as cash, cash equivalents, and short-term investments. Fluctuations in interest rates can affect the principal values and yields of fixed income investments. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed income investments could lose value. The following table presents the amounts and related weighted interest rates of our cash and investments at March 31, 2008 and December 31, 2007, (in thousands, except interest rate):

	Maturity	Carrying Amount (in thousands)	Fair Value (in thousands)	Average Interest Rate
March 31, 2008
Cash and cash equivalents	Daily to 90 days	$8,814	$8,815	4.22%
Short-term investments	Less than 12 months	10,171	10,220	6.24%
December 31, 2007
Cash and cash equivalents	Daily to 90 days	$22,504	$22,500	5.01%
Short-term investments	91 days to less than 18 months	16,072	16,067	5.19%

Due to the recent adverse developments in the credit markets, we may experience reduced liquidity with respect to some of our investments. These investments are generally held to maturity, which is typically less than one year. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. As of March 31, 2008, we held $1.4 million of auction rate securities, of which we sold $950,000 in April of 2008. We have been notified that the issuers of the remaining $475,000 have announced active repurchase plans to be completed within the next four months. Accordingly, these assets continue to be recorded as short term investments. We have the ability and intent to hold our debt securities to maturity when they will be redeemed at full par value. Accordingly, we consider any unrealized losses to be temporary and have not recorded an impairment charge during the three months ended March 31, 2008.

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

Currently, our revenues rely significantly upon sales of RAPTIVA® and LUCENTIS®, in which we have only royalty interests. RAPTIVA® was approved by the FDA on October 27, 2003, for the treatment of chronic moderate-to-severe plaque psoriasis in adults who are candidates for systemic therapy or phototherapy. Genentech and Merck Serono, Genentech’s international marketing partner for RAPTIVA®, are responsible for the marketing and sales effort in support of this product. In September of 2004, Merck Serono announced that RAPTIVA® had received approval for use in the European Union and the product was launched in several European Union countries in the fourth quarter of 2004. LUCENTIS® was approved by the FDA on June 30, 2006, for the treatment of age-related macular degeneration. Genentech and Novartis, Genentech’s international marketing partner for LUCENTIS®, are responsible for the marketing and sales effort in support of this product. CIMZIA® was approved by the FDA on April 22, 2008 for the treatment of moderate to severe Crohn’s disease in adults who have not responded to conventional therapies. UCB is responsible for the marketing and sales effort in support of this product. We have no role in marketing and sales efforts, and Genentech, Merck Serono, Novartis and UCB do not have an express contractual obligation to us regarding the marketing or sales of RAPTIVA®, LUCENTIS® or CIMZIA®.

Under our current arrangements with Genentech, we are entitled to receive royalties on worldwide sales of RAPTIVA® and LUCENTIS®. Under our current arrangements with UCB, we are entitled to receive royalties on U.S. sales of CIMZIA®. Successful commercialization of these products is subject to a number of risks, including, but not limited to:

•	Genentech’s, Merck Serono’s, Novartis’ and UCB’s willingness and ability to implement their marketing and sales effort and achieve sales;

•	the strength of competition from other products being marketed or developed to treat psoriasis and age-related macular degeneration;

•	the occurrence of adverse events which may give rise to safety concerns;

•	physicians’ and patients’ acceptance of RAPTIVA® as a treatment for psoriasis, LUCENTIS® as a treatment for age-related macular degeneration and CIMZIA® as a treatment for Crohn’s disease;

•	Genentech’s ability to provide manufacturing capacity to meet demand for the products; and

•	pricing and reimbursement issues.

According to Genentech, United States sales of RAPTIVA® for the first three months of 2008 were $26 million, compared with $24 million for the first three months of 2007. According to Merck Serono, sales of RAPTIVA® outside of the U.S. for the first three months of 2008 were $35 million, compared with $24 million for the first three months of 2007. According to Genentech, U.S. sales of LUCENTIS® were $198 million for the first three months of 2008 compared with $211 million for the first three months of 2007. According to Novartis, sales of LUCENTIS® outside the United States for the first three months of 2008 were $195 million compared with $29 million for the first three months of 2007.

UCB announced that CIMZIA® was available for sale as of April 24, 2008. Given our current reliance on RAPTIVA® and LUCENTIS® as principal sources of revenues, any material adverse developments with respect to the commercialization of RAPTIVA® or LUCENTIS® may cause our revenues to decrease and may cause us to incur losses in the future.

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

Based on current spending levels, anticipated revenues, collaborator funding, proceeds from our refinanced loan from Goldman Sachs and other sources of funding we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through at least the next twelve months. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. As a result, we do not know when or whether:

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

As of March 31, 2008, we had approximately $42.7 million of indebtedness outstanding. We may not be able to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We may also incur additional debt that may be secured. In connection with our collaboration with Novartis, Novartis has extended a line of credit to us (through our U.S. subsidiary) for $50.0 million to fund up to 75% of our expenses thereunder, of which $20.6 million was drawn as of March 31, 2008. This line of credit is secured by a pledge of our interest in the collaboration. In November of 2006, XOMA (US) LLC entered into a five-year, $35.0 million term loan facility with Goldman Sachs and borrowed the full amount thereunder. The outstanding balance as of March 31, 2008 was $22.1 million. The loan is guaranteed by XOMA and secured by the payment rights relating to RAPTIVA®, LUCENTIS® and CIMZIA®. So long as this loan is outstanding, these assets will not be available to XOMA or any other lender to secure future indebtedness.

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

Changes in the regulatory approval policy during the development period, changes in, or the enactment of additional regulations or statutes, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. Even if the FDA or other regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product. Even for approved products such as RAPTIVA ®, LUCENTIS ® and CIMZIA®, the FDA may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials, and may subsequently withdraw approval based on these additional trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. State regulations may also affect our proposed products. The FDA has substantial discretion in both the product approval process and manufacturing facility approval process and, as a result of this discretion and uncertainties about outcomes of testing, we cannot predict at what point, or whether, the FDA will be satisfied with our or our collaborators’ submissions or whether the FDA will raise questions which may be material and delay or preclude product approval or manufacturing facility approval. As we accumulate additional clinical data, we will submit it to the FDA, which may have a material impact on the FDA product approval process.

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

For example, in 2003, we completed two Phase 1 trials of XMP.629, a BPI-derived topical peptide compound targeting acne, evaluating the safety, skin irritation and pharmacokinetics. In January of 2004, we announced the initiation of Phase 2 clinical testing in patients with mild-to-moderate acne. In August of 2004, we announced the results of a Phase 2 trial with XMP.629 gel. The results were inconclusive in terms of clinical benefit of XMP.629 compared with vehicle gel. In 2007, after completing an internal evaluation of this program, we chose to reformulate and focus development efforts on the use of this reformulated product in superficial skin infections, including impetigo and the eradication of staphylococcus aureus, including MRSA.

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

We have experienced significant losses and, as of March 31, 2008, we had an accumulated deficit of $754.0 million.

For the quarter ended March 31, 2008, we had a net loss of approximately $14.2 million or $0.11 per common share (basic and diluted). For the year ended December 31, 2007, we had a net loss of approximately $12.3 million or $0.10 per common share (basic and diluted).

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

•

In March of 2005, we entered into a contract with NIAID to produce three monoclonal antibodies designed to protect United States citizens against the harmful effects of botulinum neurotoxin used in bioterrorism. In July of 2006, we entered into an additional contract with NIAID for the development of an appropriate formulation for human administration of these three antibodies in a single injection.

•	In June of 2005, we announced the formation of a collaboration to jointly develop and commercialize antibody drugs for certain targets discovered by Lexicon.

•

We have licensed our BCE technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 50 companies. As of March 31, 2008, we were aware of one antibody product manufactured using this technology that has received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular (wet) age-related macular degeneration. On April 22, 2008, the FDA approved UCB’s CIMZIA® (certolizumab pegol, CDP870) an anti-TNF alpha antibody fragment Crohn’s disease.

Because our collaborators and licensees are independent third parties, they may be subject to different risks than we are and have significant discretion in determining the efforts and resources they will apply related to their agreements with us. If these collaborators and licensees do not successfully develop and market these products, we may not have the capabilities, resources or rights to do so on our own. We do not know whether our collaborators or licensees will successfully develop and market any of the products that are or may become the subject of one of our collaboration or licensing arrangements. In particular, each of these arrangements provides for either sharing of collaboration expenses, which means that not only we but our collaborators must have sufficient available funds for the collaborations to continue, or funding solely by our collaborators or licensees. In addition, our collaboration with Novartis provides for funding by it in the form of a line of credit to us, and we cannot be certain that Novartis will provide the necessary funds available when we attempt to draw on the line of credit. Furthermore, our contracts with NIAID contain numerous standard terms and conditions provided for in the applicable federal acquisition regulations and customary in many government contracts. Uncertainty exists as to whether we will be able to comply with these terms and conditions in a timely manner, if at all. In addition, given our relative lack of experience in programs under contract with government agencies, we are uncertain as to the extent of NIAID’s demands and the flexibility that will be granted to us in meeting those demands. Lastly, CIMZIA® received marketing approval from the FDA only recently (April of 2008) and therefore we cannot assure you that it will be successfully launched.

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

•

In September of 2006, we entered into an agreement with Taligen which formalized an earlier letter agreement, which was signed in May of 2006, for the development and Good Manufacturing Practices (“cGMP”) manufacture of a novel antibody fragment for the potential treatment of inflammatory diseases. In May of 2007, we and Taligen entered into a letter agreement (the “letter agreement”) which provides that we will not produce a cGMP batch at clinical scale pursuant to the terms of the agreement entered into in September of 2006. In addition, the letter agreement provides that we will conduct and complete the technical transfer of the process to Avecia Biologics Limited or its designated affiliate (“Avecia”). The letter agreement also provides that, subject to payment by Taligen of approximately $1.7 million, we will grant to Avecia a non-exclusive, worldwide, paid-up, non-transferable, non-sublicensable, perpetual license under our-owned project innovations. We have received $0.6 million as the first installment under the payment terms of the letter agreement and are entitled to receive two additional payments totaling approximately $1.1 million upon fulfillment of certain obligations. We have not received any further payments from Taligen and do not know whether we will receive the remaining $1.1 million. This amount has not been recognized as revenue and is not included as an accounts receivable asset as of March 31, 2008.

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

There can be no assurance that the market price of our common shares will not decline below its present market price or that there will be an active trading market for our common shares. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. We have experienced significant volatility in the price of our common shares. From January 1, 2008 through May 7, 2008, our share price has ranged from a high of $3.37 to a low of $2.19. On May 7, 2008, the closing price of the common shares as reported on the Nasdaq Global Market was $2.32 per share. Factors contributing to such volatility include, but are not limited to:

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

Although RAPTIVA® was approved in the United States in October of 2003 and in the European Union in 2004 and LUCENTIS® was approved in June of 2006 and in the European Union in January of 2007, their acceptance in the marketplace may not continue. Although CIMZIA® was approved in the United States in April of 2008, it may not be accepted in the marketplace. Furthermore, even if other products in which we have an interest receive approval in the future, they may not be accepted in the marketplace. In addition, we or our collaborators or licensees may experience difficulties in launching new products, many of which are novel and based on technologies that are unfamiliar to the healthcare community. We have no assurance that healthcare providers and patients will accept such products, if developed. For example, physicians and/or patients may not accept a product for a particular indication because it has been biologically derived (and not discovered and developed by more traditional means) or if no biologically derived products are currently in widespread use in that indication. Similarly, physicians may not accept a product, such as RAPTIVA®, LUCENTIS®, or CIMZIA®, if they believe other products to be more effective or are more comfortable prescribing other products. Safety concerns may also arise in the course of on-going clinical trials or patient treatment as a result of adverse events or reactions.

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

•

On January 18, 2008, Abbott Labs announced that the FDA had approved Humira® (adalimumab) as a treatment for adult patients with moderate to severe chronic plaque psoriasis. Abbott Labs had previously announced in December of 2007 that Humira® (adalimumab) had received marketing authorization from the European Commission for use as a treatment for moderate-to-severe plaque psoriasis;

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

•

In October of 2007, Johnson & Johnson announced positive results from a Phase 3 clinical trial in moderate to severe plaque psoriasis of ustekinumab (CNTO 1275), a fully human monoclonal antibody that targets the cytokines interleukin-12 (IL-12) and interleukin-23 (IL-23). The BLA and MAA regulatory submissions for chronic moderate- to-severe plaque psoriasis were filed with the US FDA and EMEA in the EU in December of 2007; the BLA was accepted for review by the US FDA in February of 2008; in February of 2008, Johnson & Johnson announced positive results from a second Phase 3 study and

•	other companies are developing monoclonal antibody or other products for treatment of inflammatory skin disorders.

LUCENTIS®

In addition to LUCENTIS®, there are two other FDA-approved therapies to treat macular degeneration: Pfizer, Inc.’s and OSI Pharmaceuticals, Inc.’s Macugen® and Novartis’ and QLT Inc.’s Visudyne®. LUCENTIS® also competes with Genentech’s cancer drug Avastin®.

CIMZIA®

In addition to CIMZIA®, there are two other FDA-approved anti-TNF therapies to treat moderate to severe active Crohn’s disease in adults: Johnson & Johnson’s Remicade® (infliximab) and Abbott Laboratories’ HUMIRA® (adalimumab).

XOMA 052

XOMA has initiated clinical testing of XOMA 052, a potent anti-inflammatory monoclonal antibody targeting Interleukin 1-beta (IL-1beta), in Type 2 diabetes patients. It is possible that other companies may be developing other products based on the same therapeutic target as XOMA 052 and that these products may prove more effective than XOMA 052. We are aware that:

•

Amgen’s Kineret® (anakinra) is an interleukin-1 receptor antagonist (IL-1ra) currently marketed to treat Rhematoid Arthritis (“RA”) and that has been evaluated over the years in multiple IL-1 mediated diseases, including T2D. Amgen is also evaluating a fully human monoclonal antibody against the IL-1 receptor code named AMG108 in several clinical trials.

•

Amgen has been developing AMG 108, a fully human monoclonal antibody that targets inhibition of the action of IL-1. On April 28, 2008, Amgen discussed results from its recently completed Phase 2 study in RA. AMG 108 showed statistically significant improvement in the signs and symptoms of RA and was well tolerated. Amgen announced it is focusing on other opportunities for the antibody.

•

In February of 2008, Regeneron Pharmaceuticals, Inc. (“Regeneron”) announced it had received marketing approval from the FDA for ARCALYST(TM) (rilonacept) Injection for Subcutaneous Use, an interleukin-1 blocker or IL-1 Trap, for the treatment of Cryopyrin-Associated Periodic Syndromes, including Familial Cold Auto-inflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 and older. In September of 2007, Regeneron also announced that treatment with rilonacept demonstrated a statistically significant reduction in patient pain scores in a single-blind, placebo run-in-controlled study of 10 patients with chronic active gout. In November of 2007, Regeneron announced it had initiated a Phase 2 safety and efficacy trial of rilonacept in the prevention of gout flares induced by the initiation of uric acid-lowering drug therapy used to control the disease.

•

Novartis has been developing ACZ885, a fully human anti-IL-1beta monoclonal antibody targeting interleukin-1 beta, and that they reported positive results in Phase 1 proof of concept clinical trials in rheumatoid arthritis and in Muckle-Wells Syndrome in June 2006. In July of 2007, they reported advancing ACZ885 into Phase 3 clinical trial for Muckle-Wells Syndrome and in December of 2007, they entered Phase 2 testing of ACZ885 in patients with Type 2 Diabetes Mellitus.

XOMA 629

There are several companies developing topical peptide treatments which may compete with XOMA 629. GlaxoSmithKline has two products approved for impetigo, mupirocin and retapamulin. Helix Biomedix, Inc. is developing several peptide compounds. In addition, mupirocin is approved for use in eradication of MRSA nasal colonization and for secondary traumatic skin lesions. Retapamulin is being investigated for eradication of S. aureus nasal colonization.

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

We have established an extensive portfolio of patents and applications, both United States and foreign, related to our BPI-related products, including novel compositions, their manufacture, formulation, assay and use. We have also established a portfolio of patents, both United States and foreign, related to our BCE technology, including claims to novel promoter sequences, secretion signal sequences, compositions and methods for expression and secretion of recombinant proteins from bacteria, including immunoglobulin gene products. Most of the more important European patents in our BCE patent portfolio will expire in July of 2008.

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

The loss of key personnel, including our Chief Executive Officer, could delay or prevent achieving our objectives.

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

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had 328 employees as of March 31, 2008, and we anticipate that we will require additional experienced executive, accounting, research and development, legal, administrative and other personnel in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

We are authorized to issue, without shareholder approval, 1,000,000 preference shares, of which 2,959 were issued and outstanding as of March 31, 2008, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common shares. In addition, we are authorized to issue, without shareholder approval, up to 210,000,000 common shares, of which 132,285,482 were issued and outstanding as of March 31, 2008. If we issue additional equity securities, the price of our common shares and, in turn, the price of our convertible notes may be materially and adversely affected.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number

31.1	Certification of Steven B. Engle, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of J. David Boyle II, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Steven B. Engle, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of J. David Boyle II, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated May 12, 2008, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Ltd.

Date: May 12, 2008	By:	/s/ STEVEN B. ENGLE
Steven B. Engle
Chairman, Chief Executive Officer and President

Date: May 12, 2008	By:	/s/ J. DAVID BOYLE II
J. David Boyle II
Vice President, Finance and Chief Financial Officer