Form 10-Q
period 2008-06-30
XOMA LTD /DE/
filed 2008-08-07
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).   Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug 4, 2008
Common shares US$.0005 par value	132,332,075

XOMA Ltd.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

XOMA Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$20,734	$22,500
Short-term investments	6,629	16,067
Restricted cash	8,285	6,019
Receivables	12,529	12,135
Prepaid expenses	1,369	1,113
Debt issuance costs	398	254

Total current assets	49,944	58,088
Property and equipment, net	27,757	25,603
Debt issuance costs – long-term	1,537	722
Other assets	402	402

Total assets	$79,640	$84,815

LIABILITIES AND SHAREHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$10,262	$6,995
Accrued liabilities	6,279	7,710
Accrued interest	947	878
Deferred revenue	7,146	8,017

Total current liabilities	24,634	23,600
Deferred revenue – long-term	9,235	10,047
Interest bearing obligation – long-term	76,262	50,850

Total liabilities	110,131	84,497

Commitments and contingencies
Shareholders’ equity (net capital deficiency):
Preference shares, $.05 par value, 1,000,000 shares authorized
Series A, 210,000 designated, no shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Series B, 8,000 designated, 2,959 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively; aggregate liquidation preference of $29.6 million	1	1
Common shares, $.0005 par value, 210,000,000 shares authorized, 132,330,012 and 131,957,774 shares outstanding at June 30, 2008 and December 31, 2007, respectively	66	66
Additional paid-in capital	744,155	740,119
Accumulated comprehensive income (loss)	11	(9)
Accumulated deficit	(774,724)	(739,859)

Total shareholders’ equity (net capital deficiency)	(30,491)	318

Total liabilities and shareholders’ equity (net capital deficiency)	$79,640	$84,815

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
License and collaborative fees	$155	$130	$180	$4,548
Contract and other revenue	5,638	9,747	12,749	14,106
Royalties	5,323	4,259	10,244	7,734

Total revenues	11,116	14,136	23,173	26,388

Operating costs and expenses:
Research and development (including contract related of $4,439, and $5,675 for the three months ended June 30, 2008 and 2007, respectively, and $9,827 and $9,224 for the six months ended June 30, 2008 and 2007, respectively)	23,519	17,315	42,730	33,244
General and administrative	6,388	4,352	12,260	9,261

Total operating costs and expenses	29,907	21,667	54,990	42,505

Loss from operations	(18,791)	(7,531)	(31,817)	(16,117)
Investment and interest income	223	377	615	978
Interest expense	(2,164)	(1,184)	(3,614)	(9,117)
Other income (expense)	42	—	(49)	(10)

Net loss	$(20,690)	$(8,338)	$(34,865)	$(24,266)

Basic and diluted net loss per common share	$(0.16)	$(0.06)	$(0.26)	$(0.20)

Shares used in computing basic and diluted net loss per common share	132,288	131,694	132,222	123,988

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(34,865)	$(24,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,208	3,023
Common shares contribution to 401(k) and management incentive plans	1,008	1,321
Share-based compensation expense	2,881	1,133
Accrued interest on convertible notes and other interest bearing obligations	774	(311)
Revaluation of embedded derivative	—	6,101
Interest paid on conversion of convertible debt	—	(5,172)
Amortization of discount, premium and debt issuance costs of convertible debt and interest bearing obligations	1,032	457
Amortization of premiums on short-term investments	10	(4)
Loss on disposal/retirement of property and equipment	50	14
Other non-cash adjustments	(23)	(1)
Changes in assets and liabilities:
Receivables	(394)	815
Prepaid expenses	(256)	(210)
Accounts payable	3,267	837
Accrued liabilities	(1,431)	(462)
Deferred revenue	(1,683)	1,557

Net cash used in operating activities	(26,422)	(15,168)

Cash flows from investing activities:
Proceeds from sales of investments	9,875	20,425
Proceeds from maturities of investments	2,794	3,815
Purchase of investments	(3,199)	(12,650)
Transfer of restricted cash	(2,266)	(885)
Purchase of property and equipment	(5,412)	(3,832)

Net cash provided by investing activities	1,792	6,873

Cash flows from financing activities:
Proceeds from issuance of long-term debt	55,000	1,951
Principal payments of long-term debt	(32,284)	(4,707)
Proceeds from issuance of common shares	148	223

Net cash provided (used) by financing activities	22,864	(2,533)

Net decrease in cash and cash equivalents	(1,766)	(10,828)
Cash and cash equivalents at the beginning of the period	22,500	28,002

Cash and cash equivalents at the end of the period	$20,734	$17,174

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

XOMA Ltd. (“XOMA” or the “Company”), a Bermuda company, is a biopharmaceutical company that discovers and develops for commercialization therapeutic antibodies and other genetically-engineered protein products for the treatment of immunological and inflammatory disorders, cancer and infectious diseases. The Company’s products are presently in various stages of development and most are subject to regulatory approval before they can be commercially launched. The Company receives royalties from Genentech, Inc. (“Genentech”) on two approved products, RAPTIVA®, for the treatment of moderate-to-severe plaque psoriasis, and LUCENTIS®, for the treatment of neovascular (wet) age-related macular degeneration. XOMA also receives royalties from UCB Celltech (“UCB”) on sales of CIMZIA® in the U.S. and Switzerland for the treatment of Crohn’s disease. XOMA’s pipeline includes both proprietary products and collaborative programs at various stages of preclinical and clinical development.

The Company may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements. The Company cannot assure that the funding, if needed, will be available on terms acceptable to it, or at all. Furthermore, any additional equity financings may be dilutive to shareholders and debt financing, if available, may involve restrictive covenants. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue business strategies. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs. The Company’s expense structure includes discretionary expenditures that are within the Company’s control.

Basis of Presentation

The condensed consolidated financial statements include the accounts of XOMA and its subsidiaries. All intercompany accounts and transactions were eliminated during consolidation. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended, filed with the SEC on March 11, 2008 and March 14, 2008 (“2007 Form 10-K”).

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of June 30, 2008, the consolidated results of the Company’s operations for the three and six months ended June 30, 2008 and 2007, and the Company’s cash flows for the six months ended June 30, 2008 and 2007. Certain prior period amounts have been reclassified to conform with current period presentation. These reclassifications had no impact on previously reported net earnings, financial position or cash flows. The condensed consolidated balance sheet amounts at December 31, 2007 have been derived from audited consolidated financial statements. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

Significant Accounting Policies

There have been no notable changes in significant accounting policies during the six months ended June 30, 2008, except as noted below, as compared with those previously disclosed in the 2007 Form 10-K.

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

Concentration of Risk

Cash equivalents, short-term investments, restricted cash and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains money market funds and short-term investments that bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the six months ended June 30, 2008, four customers represented 44%, 34%, 11% and 11% of total revenues and two of these customers represented 44% and 36% of the $12.3 million trade receivables outstanding at June 30, 2008. For the six months ended June 30, 2007 four customers represented 29%, 19%, 16%, and 10% of total revenues and two of these customers and one additional customer represented 35%, 32% and 18% of the $11.9 million trade receivables outstanding as of June 30, 2007.

Royalty Revenue

Royalty revenue and royalty receivables are generally recorded in the periods royalties are earned, in advance of collection. The royalty revenue and receivables in these instances is based upon communication with collaborative partners, historical information and forecasted sales trends. Under some of XOMA’s agreements with licensees that include receipt of royalty revenue, the Company does not have sufficient historical information to estimate royalty revenues or receivables in the period that these royalties are earned. For these contracts, the Company records royalty revenue upon receipt of cash.

UCB provides CIMZIA® related sales and royalty statements to XOMA within 60 days of the end of each quarter. Since XOMA does not have sufficient historical information on which to base estimates of royalties for the sales of CIMZIA®, related royalties will be recorded upon receipt of the royalty statement until such time as a sufficient historical base is established or in the event communications with UCB provide more timely sales data. CIMZIA® royalties recorded for the six months ended June 30, 2008 were not material.

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

In February of 2008, the Board of Directors of the Company (the “Board”) approved a company-wide grant of an aggregate of 3,521,300 share options as part of its annual incentive compensation package. The distribution of the 3,521,300 options was subject to shareholder approval of an increase in the number of shares available for the grant of options under the Company’s existing share option plans. Combined with the company-wide grant made in October of 2007 as discussed in the 2007 Form 10-K, 8,706,300 total options were not included in any of the previously reported options outstanding disclosures, options granted disclosures or share-based compensation expense as they were not deemed granted for accounting purposes until the shareholder approval was obtained.

In May of 2008, XOMA’s shareholders approved the increase to the number of shares available for issuance under the existing share option plans; therefore all options described above are included in the options outstanding disclosures, options granted disclosures and share-based compensation expense beginning in the second quarter of 2008. These shares vest according to the Company’s standard four year vesting schedule which provides for 25% cliff vesting on the first year anniversary of the legal date of grant and monthly vesting of the remaining 75% of shares over the following three years. For accounting purposes the expense related to the cliff vesting feature will be recognized from May of 2008 through the first corresponding anniversary of the legal grant date.

As of June 30, 2008, the Company had approximately 5.3 million common shares reserved for future grant under its share option plans and ESPP.

The following table shows total share-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development	$989	$166	$1,259	$447
General and administrative	1,380	205	1,622	686

Total share-based compensation expense	$2,369	$371	$2,881	$1,133

There was no capitalized share-based compensation cost as of June 30, 2008 and there were no recognized tax benefits during the three and six months ended June 30, 2008 and 2007.

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

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Dividend yield	0%	0%	0%	0%
Expected volatility	64%	66%	64%	72%
Risk-free interest rate	3.07%	4.97%	3.02%	4.71%
Expected life	5.3 years	5.3 years	5.3 years	5.3 years

Share option activity for the six months ended June 30, 2008 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2007	11,108,120	$3.66
Granted	9,601,250	3.20
Exercised	(14,438)	1.53
Forfeited, expired or canceled	(1,245,375)	3.69

Options outstanding at June 30, 2008	19,449,557	$3.43	8.22	$217

Options exercisable at June 30, 2008	6,169,186	$4.27	5.99	$187

Total intrinsic value of the options exercised for the six months ended June 30, 2008 was $6,715.

At June 30, 2008, there was $12.2 million of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 3.1 years.

Comprehensive Income (Loss)

Unrealized gain or (loss) on the Company’s available-for-sale securities is included in accumulated comprehensive loss. Comprehensive loss and its components for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(20,690)	$(8,338)	$(34,865)	$(24,266)
Unrealized gain (loss) on securities available-for-sale	(39)	1	20	9

Comprehensive loss	$(20,729)	$(8,337)	$(34,845)	$(24,257)

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

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is antidilutive. The effect of the options, warrants, and convertible preference shares was antidilutive for the six months ended June 30, 2008 and 2007. The following table shows the total outstanding securities considered antidilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	June 30,
	2008	2007
Options for common shares	19,450	7,159
Warrants for common shares (1)	125	125
Convertible preference shares	3,818	3,818

(1)	Expired in July of 2008

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time the Company acquires them to be cash equivalents. At June 30, 2008 and December 31, 2007, cash and cash equivalents consisted of overnight deposits, money market funds, commercial paper, repurchase agreements and debt securities with maturities of less than 90 days and are reported at fair value. Cash and cash equivalent balances were as follows as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$2,750	$—	$—	$2,750
Cash equivalents	17,983	1	—	17,984

Total cash and cash equivalents	$20,733	$1	$—	$20,734

	December 31, 2007
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$5,011	$—	$—	$5,011
Cash equivalents	17,493	1	(5)	17,489

Total cash and cash equivalents	$22,504	$1	$(5)	$22,500

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

As of June 30, 2008, the Company held state and municipal debt securities with an auction reset feature (“auction rate securities” or “ARS”) of $0.3 million. As of June 30, 2008, the Company reduced its holdings by $8.3 million since December 31, 2007 when XOMA reported that it held $8.6 million in ARS. Since all sales have been at par value, which was equal to recorded fair value, and no loss has been incurred by the Company, no impairment charge has been recorded for the six months ended June 30, 2008. In addition, the issuer of the remaining $0.3 million of ARS has announced active repurchase plans scheduled to be completed by August 15, 2008. Accordingly, these assets continue to be recorded as short-term investments.

Short-term investments by security type at June 30, 2008 and December 31, 2007 were as follows (in thousands):

	June 30, 2008
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$6,294	$10	$—	$6,304
State and municipal debt securities	325	—	—	325

Total Investments	$6,619	$10	$—	$6,629

	December 31, 2007
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$7,447	$—	$(5)	$7,442
State and municipal debt securities	8,625	—	—	8,625

Total Investments	$16,072	$—	$(5)	$16,067

Receivables

Receivables consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Trade receivables	$12,295	$11,655
Other receivables	234	480

Total	$12,529	$12,135

Other receivables include related party transactions consisting of a relocation loan to one employee. The initial loan of $150,000 was granted in 2004 and is being forgiven, along with related interest, over four years, contingent on the employee’s continued employment with the Company. The forgiveness will be complete in November of 2008. The total related party balance was $38,000 as of June 30, 2008 and December 31, 2007.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Accrued management incentive compensation	$1,985	$4,135
Accrued payroll costs	2,415	2,635
Accrued professional fees	1,128	617
Other	751	323

Total	$6,279	$7,710

2.	FAIR VALUE

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money market funds	$121	$121	$—	$—
Repurchase agreements	5,484	5,484	—	—
Commercial paper	12,379	—	12,379	—
Corporate notes and bonds	6,304	—	6,304	—
State and municipal debt securities	325	—	—	325

Total	$24,613	$5,605	$18,683	$325

Level 3 assets consist of auction rate securities. As discussed under Short-term Investments section of Footnote 1, liquidity in the ARS market is challenging due to auction failures that have occurred in 2008. During the first six months of 2008, the Company sold $8.3 million of its ARS investments at par value, which equaled recorded fair value, and has recognized no loss on the sale of such investments. The ARS balance of at June 30, 2008 of $0.3 million is recorded at par value, which equals fair market value based on the expectation that the investment will be settled at par value. Therefore, the Company has not recorded any impairment charge related its investment securities for the six months ended June 30, 2008. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of June 30, 2008 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$8,625
Unrealized gains/losses included in other comprehensive income	—
Sales	(8,300)

Balance at June 30, 2008	$325

3.	LONG-TERM DEBT

As of June 30, 2008, the Company had long-term debt of $76.3 million, including $55.0 million outstanding under the term loan from Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”) and $21.3 million outstanding from the Company’s note with Novartis AG (“Novartis”). For the three and six months ended June 30, 2008, XOMA incurred interest expense and amortization of debt issuance costs of $2.2 million and $3.6 million, respectively.

Goldman Sachs Term Loan

In November of 2006, the Company entered into a five-year, $35.0 million term loan facility (the “original facility”) with Goldman Sachs and borrowed the full amount thereunder. Indebtedness under the original facility incurred interest at an annual rate equal to six-month LIBOR plus 5.25%, and was secured by all rights to receive payments due the Company relating to RAPTIVA®, LUCENTIS® and CIMZIA®.

In May of 2008, the Company entered into a five-year, $55.0 million amended and restated term loan facility with Goldman Sachs (the “new facility”) refinancing the original facility. Indebtedness under the new facility bears interest at an annual rate equal to the greater of (x) six-month LIBOR or (y) 3.0%, plus 8.5% and is secured by all rights to receive payments due the Company relating to RAPTIVA®, LUCENTIS®, and CIMZIA®. Payments received by the Company in respect of these payment rights, in addition to a standing reserve equal to the next semi-annual interest payment, are held in a custodial account which is classified as restricted cash. This cash account and the interest earned thereon can be used solely for the payment of the semi-annual interest amounts due on April 1 and October 1 of each year and, at that time, amounts in excess of the interest reserve requirement may be used to pay down principal or be distributed back to the Company, at the discretion of Goldman Sachs. The Company may prepay indebtedness under the facility at any time, subject to certain prepayment premiums if prepaid during the first four years. The Company is required to comply with a financial covenant determined by the ratio of royalties collected to interest payable and the Company was in compliance with this covenant as of June 30, 2008. Proceeds from the new facility were used to pay the outstanding principal and accrued interest under the original facility, certain fees and expenses in connection with the new facility and for general corporate purposes. As of June 30, 2008, the outstanding principal balance was $55.0 million and the interest rate was 11.5%.

The remaining balance of $0.6 million in debt issuance costs related to the original facility was recognized as expense in the second quarter of 2008 upon payment of the original debt. Debt issuance costs under the new facility of $2.0 million are being amortized on a straight-line basis over the five year life of the new loan and are disclosed as current and long-term debt issuance costs on the Company’s balance sheet.

Novartis Note

In May of 2005, the Company executed a secured note agreement with Chiron Corporation (now Novartis). Under the note agreement, Novartis agreed to make semi-annual loans to the Company to fund up to 75% of the Company’s research and development and commercialization costs under the Company’s collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Any unpaid principal amount together with accrued and unpaid interest shall be due and payable in full on June 21, 2015, the tenth anniversary date of the advance date on which the first loan was made. Interest on the unpaid balance of the principal amount of each loan accrues at a rate equal to the six-month LIBOR plus 2%, which was equal to 5.18% at June 30, 2008, and is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50.0 million and the Company has made this election for each payment. Loans under the note agreement are secured by the Company’s interest in its collaboration with Novartis, including its share of any profits arising therefrom. At June 30, 2008, the outstanding principal balance under this note agreement totaled $21.3 million which included $0.7 million in accrued interest that was added to the principal during the second quarter of 2008.

Interest expense and amortization of debt issuance costs for the Goldman Sachs term loan and Novartis Note are shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest Expense
Goldman Sachs - Original facility	$184	$810	$976	$1,737
Goldman Sachs - New facility	914	—	914	—
Novartis	342	311	692	613
Expenses related to convertible debt	—	—	—	6,451

Total Interest Expense	1,440	1,121	2,582	8,801

Amortization of Debt Issuance Costs
Goldman Sachs - Original facility	667	63	975	316
Goldman Sachs - New facility	57	—	57	—

Total Amortization of Debt Issuance Costs	724	63	1,032	316

Total Interest Expense and Amortization of Debt Issuance Costs	$2,164	$1,184	$3,614	$9,117

Line of Credit

In April of 2008, XOMA entered into an irrevocable letter of credit (“LOC”) arrangement in favor of an insurance company agent that is certified to draw funds on the LOC not to exceed $942,000. The LOC is intended to cover any potential liability, loss, or costs incurred by the agent under any bonds or undertakings for the purpose of clearing manufacturing materials through U.S. Customs and Border Protection. The LOC will expire, if not renewed, in one year, and requires XOMA to record the LOC balance as restricted short-term cash on the consolidated balance sheets. The balance is included in restricted cash on XOMA’s balance sheet as of June 30, 2008.

Convertible Debt

During the first quarter of 2007, the Company eliminated the remaining balance of its convertible debt issued in February of 2006. For the six months ended June 30, 2007, the Company incurred $0.2 million in interest expense related to its convertible debt, amortized a net of $0.1 million in debt issuance costs, premium and discount, and recognized $6.1 million in interest expense related to the revaluation of the embedded derivative.

4.	LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

There were no developments material to XOMA in the United States Bankruptcy Court proceedings involving Aphton Corporation (described in XOMA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007) during the six months ended June 30, 2008.

5.	SUBSEQUENT EVENTS

On July 28, 2008, the Company announced the resignation of J. David Boyle II, XOMA’s Vice President of Finance and Chief Financial Officer effective as of August 8, 2008.

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

Results of Operations

Revenues

Total revenues for the three and six months ended June 30, 2008, and 2007, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
License and collaborative fees	$155	$130	$180	$4,548
Contract and other revenue	5,638	9,747	12,749	14,106
Royalties	5,323	4,259	10,244	7,734

Total revenues	$11,116	$14,136	$23,173	$26,388

License and collaborative fees include upfront payments related to the outlicensing of our products and technologies and other collaborative arrangements. The $4.4 million decrease for the six months ended June 30, 2008 compared to the same period of 2007 is primarily due to over $4.0 million in revenue recognized during the first quarter of 2007 which was the unamortized revenue from the $10.0 million upfront collaboration fee received in connection with our collaboration with Novartis AG (“Novartis”) in February of 2004 due to the termination of our mutual exclusivity clause as discussed in our 2007 Form 10-K.

Contract revenues decreased $4.1 million and $1.4 million for the three and six months ended June 30, 2008 compared to the same periods of 2007. The decreases are primarily due to the Company nearing the end of contracted service arrangements with AVEO Pharmaceuticals, Inc. (now with Schering Plough Research Institute (“SPRI”) and referred to herein together as “SPRI/AVEO”) and the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health, Department of Health and Human Services which is being funded with federal funds under Contract No. HHSN26620060008C/N01-A1-60008l. Decreases in revenue from contracts with SPRI/AVEO and NIAID are partially offset by increased activity related to our contracts with SPRI and Takeda Pharmaceuticals Company Limited (“Takeda”) and may be further offset by new collaboration agreements and/or the expansion of existing agreements.

Royalty revenue increases resulted from higher sales of LUCENTIS® and RAPTIVA® outside the U.S. Revenues from royalties may decrease in the second half of 2008 compared with 2007 as a result of the expiration in July of 2008 of most of the more important European patents in our bacterial cell expression (“BCE”) patent portfolio, which currently cover LUCENTIS®. Although royalties may decrease in the second half of 2008, in April of 2008, UCB Celltech (“UCB”) announced that CIMZIA® received marketing approval from the U.S. Food and Drug Administration for the treatment of Crohn’s disease; therefore we expect decreases in royalties from sales of LUCENTIS® outside the U.S. to be offset in part by royalties from sales of CIMZIA® in the U.S., continued increases in sales of RAPTIVA® outside the U.S., and continued sales of LUCENTIS® in the U.S. UCB provides CIMZIA® related sales and royalty statements to us within 60 days of the end of each quarter. Due to the lack of sufficient historical information, royalties received on sales of CIMZIA® are recorded upon receipt of the quarterly statement until we establish sufficient historical information on which to estimate related royalty revenues. During the first six months of 2008, royalties received for the sale of CIMZIA® were not material.

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

Research and development (“R&D”) expenses were $23.5 million and $42.7 million for the three and six months ended June 30, 2008, respectively, compared with $17.3 million and $33.2 million the same period in 2007, respectively. The increases of $6.2 million for the second quarter of 2008 compared with the second quarter of 2007 and $9.5 million year to date increase over the same period in the prior year primarily reflect increased spending on development of XOMA 052 (including Phase 1 clinical trials) and XOMA 629 and under our contracts with SPRI and Takeda, and is partially offset by a decrease in spending on NIAID and Taligen-related contract activities. Of the $6.2 million total increase in research and development expenses in the second quarter of 2008 compared with the same period of 2007, $2.1 million related to an increase in salaries and related expenses including $0.8 million increase in share-based compensation expense. Of the $9.5 million increase for the six months ended June 30, 2008 compared with the six months ended June 30, 2007, $3.4 million was related to increases in payroll and related expenses including $0.8 million due to increased share-based compensation expense. See “Accounting for Share-Based Compensation” for further discussion related to our share-based compensation expense for 2008.

Our research and development activities can be divided into earlier stage programs, which include molecular biologics, process development, pilot-scale production and preclinical testing, and later stage programs, which include clinical testing, regulatory affairs and manufacturing clinical supplies. The costs associated with these programs approximate the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Earlier stage programs	$16,775	$14,725	$28,320	$28,273
Later stage programs	6,744	2,590	14,410	4,971

Total	$23,519	$17,315	$42,730	$33,244

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements approximate the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Internal projects	$17,009	$10,657	$29,663	$21,780
Collaborative and contract arrangements	6,510	6,658	13,067	11,464

Total	$23,519	$17,315	$42,730	$33,244

For the three and six months ended June 30, 2008, one development program (XOMA 052) accounted for more than 10% but less than 20%, and no development program accounted for more than 20% of our total research and development expenses. For the three months ended June 30, 2007, one development program (NIAID) accounted for more than 10% but less than 20% and one development program (XOMA 052) accounted for more than 20% of our total research and development expenses. For the six months ended June 30, 2007, two development programs (NIAID and XOMA 052) accounted for more than 10% but less than 20% and no development program accounted for more than 20% of our total research and development expenses.

We currently anticipate that R&D expenses will continue to increase during the remainder of 2008 as compared with 2007. We expect our spending on our collaboration with Novartis to continue as well as increases in spending on our collaborations with SPRI and Takeda, our development of XOMA 052 and XOMA 629 and other new projects. Future research and development spending may also be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

General and Administrative Expenses

General and administrative (“G&A”) expenses include salaries and related personnel costs, facilities costs and professional fees. G&A expenses were $6.4 million and $12.3 million for the three and six months ended June 30, 2008, respectively, compared with $4.4 million and $9.3 million for the same periods of 2007, respectively. The $2.0 million increase for the second quarter of 2008 compared with the second quarter of 2007 primarily resulted from an increase of $1.7 million in salaries and related expense, including $1.2 million in share-based compensation expense. The increase of $3.0 million for the six months ended June 30, 2008 compared with June 30, 2007 was primarily due to an increase of $1.5 million in salaries and related expense including $0.9 million related to share-based compensation, a $1.1 million increase in legal fees supporting internal projects and a $0.5 million increase in marketing and communications.

See “Accounting for Share-Based Compensation” for further discussion related to our share-based compensation expense for 2008.

Other Income (Expense)

Investment and interest income was $0.2 million and $0.6 million for the three and six months ended June 30, 2008, respectively, compared with $0.4 million and $1.0 million for the same period of 2007, respectively. Investment and interest income consists primarily of interest earned on our cash and investment balances.

Interest expense was $2.2 million and $3.6 million for the three and six months ended June 30, 2008, respectively, compared with $1.2 million and $9.1 million for the same period of 2007, respectively. The decrease in the first six months of 2008 compared to the same period of 2007 is due to the elimination of our convertible debt in 2007, which represented $6.5 million of the total interest expense reported in the first six months of 2007, partially offset by interest expense related to our new term loan at a higher rate of interest compared with 2007.

Accounting for Share-Based Compensation

In February of 2008, our Board of Directors (the “Board”) approved a company-wide grant of 3,521,300 share options as part of our annual incentive compensation package. The distribution of the 3,521,300 options was subject to shareholder approval of an increase in the number of shares available for the grant of options under the Company’s existing share option plans. Combined with the company-wide grant in October of 2007 as discussed in our 2007 Form 10-K, 8,706,300 total options were not included in any of the options outstanding disclosures, options granted disclosures or share-based compensation expense in the first quarter of 2008 as they were not deemed granted for accounting purposes until the shareholder approval was obtained.

In May of 2008, our shareholders approved the increase to the number of shares available for issuance under our existing share option plans; therefore all options described above are included in the options outstanding disclosures, options granted disclosures and share-based compensation expense beginning in the second quarter of 2008. These shares vest according to the our standard four year vesting schedule which provides for 25% cliff vesting on the first year anniversary of the legal date of grant and monthly vesting of the remaining 75% of shares over the next three years. For accounting purposes the expense related to the cliff vesting feature will be recognized from May of 2008 through the first corresponding anniversary of the legal grant date. We expect our share-based compensation expense to continue to be higher than prior periods over the four year vesting period related to these options.

During the three and six months ended June 30, 2008 we recognized $2.4 million and $2.9 million, respectively, in share-based compensation expense, compared to $0.4 million and $1.1 million for the same period of 2007, respectively. As of June 30, 2008, there was $12.2 million of unrecognized share-based compensation expense related to unvested shares with a weighted average remaining recognition period of 3.1 years.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at June 30, 2008, was $27.4 million compared with $38.6 million at December 31, 2007. The $11.2 million decrease includes cash used in operating activities of $26.4 million, $8.2 million in principal payments on our original Goldman Sachs term loan in the first quarter, and cash used in the purchase of fixed assets of $5.4 million partially offset by $30.9 million net proceeds from the refinance of our Goldman Sachs term loan in the second quarter.

Net cash used in operating activities was $26.4 million for the six months ended June 30, 2008, compared with $15.2 million for the same period in 2007. The $11.2 million increase in cash used for operations during the six months ended June 30, 2008 compared with the same period of 2007 is related primarily to $2.5 million increase in cash payments for the annual bonus, $5.0 million increase in payments for accounts payable supporting our increase in R&D and G&A expenses, $3.7 million increase in payroll and a decrease in receipts from accounts receivable of $7.5 million. This was offset by $6.6 million in cash paid in the first quarter of 2007 for interest related to our convertible debt, which was eliminated during the same period. The increase in the annual bonus primarily relates to the approval by our Board in October of 2007 to pay the full amount in cash; in prior years it had been paid partially in shares. The decrease in receipts from accounts receivable is due to $4.0 million in upfront fees received from Takeda in the first quarter of 2007 and the timing of advance payment billings to collaboration partners sent in the second quarter of 2008.

Net cash used in operations for the six months ended June 30, 2007 consisted of a net loss of $24.3 million with non-cash addbacks for the revaluation of our embedded derivative of $6.1 million, depreciation and amortization of $3.0 million, equity related compensation of $2.4 million, a net increase in liabilities of $1.6 million, an increase on the amortization of debt issuance costs and the premium or discount on convertible notes of $0.5 million and a net decrease in assets of $1.0 million partially offset by cash payments for the additional interest feature of our convertible debt of $5.2 million and $0.3 million of accrued interest on convertible debt and other interest bearing obligations. During the same period, payments of $6.6 million for interest were made on convertible debt, $2.1 million for interest on Goldman Sachs term loan, $0.6 million for interest on Novartis note and $0.6 million for the annual bonus which was paid in the first quarter.

Net cash provided by investing activities for the six months ended June 30, 2008 was $1.8 million compared with $6.9 million for the same period of 2007. The $5.1 million decrease in 2008 compared to 2007 was due to a decrease in sales of investments, net of purchases, of $2.1 million, an increase in the transfer to restricted cash of $1.4 million, and an increase in cash used to purchase fixed assets of $1.6 million to support increased activities on XOMA 052 and our existing collaborations.

Net cash provided by investing activities for the six months ended June 30, 2007 of $6.9 million included net sales of investments of $11.6 offset by transfers to restricted cash of $0.9 million and purchases of fixed assets of $3.8 million.

Net cash provided by financing activities for the six months ended June 30, 2008, was $22.9 million compared with cash used of $2.5 million for the same period of 2007. The $22.9 million provided in 2008 was a result of the refinancing of our November 2006 Goldman Sachs loan in May of 2008, which netted proceeds of approximately $30.9 million, partially offset by a principal payment of $8.2 million paid against the outstanding balance of the November 2006 Goldman Sachs term in the first quarter. In comparison, during the first half of 2007 we paid $4.7 million toward the November 2006 Goldman Sachs term loan in the first quarter and received proceeds of $2.0 million from our note with Novartis in the second quarter.

Goldman Sachs Term Loan

In November of 2006, we entered into a five-year, $35.0 million term loan facility (the “original facility”) with Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”) and borrowed the full amount thereunder. Indebtedness under the original facility incurred interest at an annual rate equal to six-month LIBOR plus 5.25% and was secured by all rights to receive payments due us relating to RAPTIVA®, LUCENTIS® and CIMZIA®.

In May of 2008, we entered into a five-year, $55.0 million amended and restated term loan facility with Goldman Sachs (the “new facility”) refinancing the original facility. Indebtedness under the new facility bears interest at an annual rate equal to the greater of (x) six-month LIBOR or (y) 3.0%, plus 8.5% and is secured by all rights to receive payments due the Company relating to RAPTIVA®, LUCENTIS®, and CIMZIA®. As of June 30, 2008, the interest rate was 11.5%. Payments received by XOMA in respect of these payment rights, in addition to a standing reserve equal to the next semi-annual interest payment, are held in a custodial account which is classified as restricted cash. This cash account and the interest earned thereon can be used solely for the payment of the semi-annual interest amounts due on April 1 and October 1 of each year and, at that time, amounts in excess of the interest reserve requirement may be used to pay down principal or be distributed back to us, at the discretion of Goldman Sachs. We may prepay indebtedness under the facility at any time, subject to certain prepayment premiums if prepaid during the first four years. We are required to comply with a financial covenant determined by the ratio of royalties collected to interest payable and we were in compliance with this covenant as of June 30, 2008. Proceeds from the new facility were used to pay the outstanding principal and accrued interest under the original facility, certain fees and expenses in connection with the new facility and for general corporate purposes.

At June 30, 2008, the outstanding principal amount under the new facility totaled $55.0 million and the balance in restricted cash was $7.3 million. Debt issuance costs under the new facility of $2.0 million are being amortized on a straight-line basis over the five year life of the loan and are disclosed as current and long-term debt issuance costs on the balance sheet. Total interest expense and amortization of debt issuance costs related to our Goldman Sachs term loan for the three and six months ended June 30, 2008 were $1.8 million and $2.9 million, respectively. Total interest expense and amortization of debt issuance costs for the same periods of 2007 were $1.2 million and $2.1 million, respectively.

Novartis Note

In May of 2005, we executed a secured note agreement with Chiron Corporation (now Novartis). Under the note agreement, Novartis agreed to make semi-annual loans to us, to fund up to 75% of our research and development and commercialization costs under the collaboration arrangement, not to exceed $50.0 million in aggregate principal amount. Any unpaid principal amount together with accrued and unpaid interest shall be due and payable in full on June 21, 2015, the tenth anniversary date of the advance date on which the first loan was made. Interest on the unpaid balance of the principal amount of each loan shall accrue at a floating rate per annum which was equal to 5.18% at June 30 2008, and is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At our election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50.0 million and we have made this election for each interest payment. Loans under the note agreement are secured by our interest in the collaboration with Novartis, including our share of any profits arising therefrom. At June 30, 2008, the outstanding principal balance under this note agreement totaled $21.3 million which included $0.7 million of accrued interest added to the balance in the second quarter of 2008. For the three months ended June 30, 2008 and 2007, we incurred interest expense of $0.3 million and $0.3 million, respectively and for the six months ended June 30, 2008 and 2007, we incurred interest expense of $0.7 million and $0.6 million, respectively.

Auction Rate Securities

Due to the adverse developments in the credit markets in 2008, we may experience reduced liquidity with respect to some of our investments. Our investments are generally held to maturity, which is typically less than one year. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. As of June 30, 2008, we held one ARS security with a balance of $0.3 million. The issuer of this investment balance has announced active repurchase plans to be completed by August 15, 2008. Accordingly, this asset continues to be recorded as a short term investment. Our auction rate security is currently rated AAA, the highest rating, by a rating agency. If the issuer is unable to successfully close future auctions or refinance their debt in the near term and its credit ratings deteriorate, we may in the future be required to record an impairment charge on this investment. Based on our expected operating cash flows and our other sources of cash, we do not anticipate the current lack of liquidity on this investment will affect our ability to execute our current business plan.

During 2008, we expect to continue using our cash, cash equivalents and short-term investments to fund ongoing operations and capital investments. Additional licensing, antibody discovery collaboration agreements and debt financing arrangements may positively impact our cash balances. Based on anticipated spending levels, revenues, collaborator funding, and other sources of funding we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through at least the next twelve months. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. For a further discussion of the risks related to our business and their effects on our cash flow and ability to raise new funding on acceptable terms, see “Risk Factors” included in Item 1A.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition and recognition of research and development expenses to be critical policies. There have been no significant changes in our critical accounting policies during the six months ended June 30, 2008, except as noted below, as compared with those previously disclosed in our 2007 Form 10-K.

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

In June of 2007, the Emerging Issues Task Force issued EITF Issue 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development” (“EITF 07-03”). EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 was effective for fiscal years beginning after December 15, 2007 and interim periods within those years. The adoption of EITF 07-03 did not have a material impact on our statements of financial position, results of operations or cash flows.

Subsequent Events

On July 28, 2008, the Company announced the resignation of J. David Boyle II, XOMA’s Vice President of Finance and Chief Financial Officer effective as of August 8, 2008.

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

In November of 2006, we entered into a five-year senior term loan facility in the aggregate amount of $35.0 million with the principal due at maturity. In May of 2008, this facility was replaced with a new loan facility. As of June 30, 2008, $55.0 million was outstanding under the new facility. Interest on the new facility will be at a rate of the greater of (x) USD six-month LIBOR or (y) 3.0%, plus 8.5%, which was 11.5% at June 30, 2008.

As of June 30, 2008, we had drawn down $21.3 million against the Novartis $50.0 million loan facility that is due in 2015 at an interest rate of USD six month LIBOR plus 2%, which was 5.18% at June 30, 2008.

The variable interest rates related to our long-term debt instruments are based on LIBOR. We estimate that a hypothetical 100 basis point change in interest rates could increase or decrease our interest expense by approximately $773,000 on an annualized basis.

We hold interest-bearing instruments that are classified as cash, cash equivalents, and short-term investments. Fluctuations in interest rates can affect the principal values and yields of fixed income investments. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed income investments could lose value. The following table presents the amounts and related weighted interest rates of our cash and investments at June 30, 2008 and December 31, 2007 (in thousands, except interest rate):

	Maturity	Carrying Amount (in thousands)	Fair Value (in thousands)	Average Interest Rate
June 30, 2008
Cash and cash equivalents	Daily to 90 days	$20,733	$20,734	3.19%
Short-term investments	Less than 12 months	6,619	6,629	4.84%
December 31, 2007
Cash and cash equivalents	Daily to 90 days	$22,504	$22,500	5.01%
Short-term investments	91 days to less than 18 months	16,072	16,067	5.19%

Due to the adverse developments in the credit markets in 2008, we may experience reduced liquidity with respect to some of our investments. Our investments are generally held to maturity, which is typically less than one year. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. As of June 30, 2008, we held $0.3 million of auction rate securities. The issuer of these securities announced active repurchase plans to be completed by August 15, 2008. Accordingly, the investment continues to be recorded as a short term investment.

We have the ability and intent to hold our debt securities to maturity when they will be redeemed at full par value. Accordingly, we consider any unrealized losses to be temporary and have not recorded an impairment charge during the six months ended June 30, 2008.

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

There were no developments material to XOMA in the United States Bankruptcy Court proceedings involving Aphton Corporation (described in XOMA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007) during the six months ended June 30, 2008.

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

Currently, our revenues rely significantly upon sales of RAPTIVA® and LUCENTIS®, in which we have only royalty interests. RAPTIVA® was approved by the FDA on October 27, 2003, for the treatment of chronic moderate-to-severe plaque psoriasis in adults who are candidates for systemic therapy or phototherapy. Genentech and Merck Serono, Genentech’s international marketing partner for RAPTIVA®, are responsible for the marketing and sales effort in support of this product. In September of 2004, Merck Serono announced that RAPTIVA® had received approval for use in the European Union and the product was launched in several European Union countries in the fourth quarter of 2004. LUCENTIS® was approved by the FDA on June 30, 2006, for the treatment of age-related macular degeneration. Genentech and Novartis, Genentech’s international marketing partner for LUCENTIS®, are responsible for the marketing and sales effort in support of this product. We also receive revenues from sales of CIMZIA, in which we only have a royalty interest, and royalties received therefrom through June 30, 2008 have been immaterial. CIMZIA® was approved by the FDA on April 22, 2008 for the treatment of moderate to severe Crohn’s disease in adults who have not responded to conventional therapies. UCB is responsible for the marketing and sales effort in support of this product. We have no role in marketing and sales efforts, and Genentech, Merck Serono, Novartis and UCB do not have an express contractual obligation to us regarding the marketing or sales of RAPTIVA®, LUCENTIS® or CIMZIA®.

Under our current arrangements with Genentech, we are entitled to receive royalties on worldwide sales of RAPTIVA® and LUCENTIS®. Under our current arrangements with UCB, we are entitled to receive royalties on U.S. sales of CIMZIA®. Successful commercialization of these products is subject to a number of risks, including, but not limited to:

•	Genentech’s, Merck Serono’s, Novartis’ and UCB’s willingness and ability to implement their marketing and sales effort and achieve sales;

•	the strength of competition from other products being marketed or developed to treat psoriasis, age-related macular degeneration and Crohn’s disease;

•	the occurrence of adverse events which may give rise to safety concerns;

•	physicians’ and patients’ acceptance of RAPTIVA® as a treatment for psoriasis, LUCENTIS® as a treatment for age-related macular degeneration and CIMZIA® as a treatment for Crohn’s disease;

•	Manufacturer’s ability to provide manufacturing capacity to meet demand for the products; and

•	pricing and reimbursement issues.

In addition, the terms of our debt with Goldman Sachs include a financial covenant that requires us to maintain a specified ratio of royalties collected to interest payable, which means our ability to comply with this covenant is dependent on the sales by Genentech, UCB and their partners of these products.

According to Genentech, United States sales of RAPTIVA® for the first six months of 2008 were $54 million, compared with $51 million for the first six months of 2007. According to Merck Serono, sales of RAPTIVA® outside of the U.S. for the first six months of 2008 were $68 million, compared with $50 million for the first six months of 2007. According to Genentech, U.S. sales of LUCENTIS® were $414 million for the first six months of 2008 compared with $420 million for the first six months of 2007. According to Novartis, sales of LUCENTIS® outside the United States for the first six months of 2008 were $437 million compared with $101 million for the first six months of 2007.

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

As of June 30, 2008, we had approximately $76.3 million of indebtedness outstanding. We may not be able to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We may also incur additional debt that may be secured. In connection with our collaboration with Novartis, Novartis has extended a line of credit to us (through our U.S. subsidiary) for $50.0 million to fund up to 75% of our expenses thereunder, of which $21.3 million was drawn as of June 30, 2008. This line of credit is secured by a pledge of our interest in the collaboration. In November of 2006, XOMA (US) LLC entered into a five-year, $35.0 million term loan facility with Goldman Sachs and borrowed the full amount thereunder. In May 2008, this term loan facility was replaced with a new term loan facility. The outstanding balance of the new facility as of June 30, 2008 was $55.0 million. The new loan is guaranteed by XOMA and secured by the payment rights relating to RAPTIVA®, LUCENTIS® and CIMZIA®. So long as this loan is outstanding, these assets will not be available to XOMA or any other lender to secure future indebtedness.

Our level of debt and debt service obligations could have important effects on us and our investors. These effects may include:

•	making it more difficult for us to satisfy our obligations with respect to our obligations to other persons with respect to our other debt;

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

Our ability to satisfy our debt obligations will depend upon our future operating performance and the availability of refinancing debt. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures, seek additional debt financing or equity capital, restructure or refinance our debt or sell assets. We cannot assure you that we would be able to obtain additional financing, refinance existing debt or sell assets on satisfactory terms or at all. In particular, although we may prepay our debt to Goldman Sachs at any time, in order to do so we would be required to pay certain specified prepayment premiums if prepaid within the first four years which we may not have sufficient funds to pay or which may be prohibitively high under the circumstances at the time we would otherwise choose to repay such debt.

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

Changes in the regulatory approval policy during the development period, changes in, or the enactment of additional regulations or statutes, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. Even if the FDA or other regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product. Even for approved products such as RAPTIVA®, LUCENTIS® and CIMZIA®, the FDA may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials, and may subsequently withdraw approval based on these additional trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. State regulations may also affect our proposed products. The FDA has substantial discretion in both the product approval process and manufacturing facility approval process and, as a result of this discretion and uncertainties about outcomes of testing, we cannot predict at what point, or whether, the FDA will be satisfied with our or our collaborators’ submissions or whether the FDA will raise questions which may be material and delay or preclude product approval or manufacturing facility approval. As we accumulate additional clinical data, we will submit it to the FDA, which may have a material impact on the FDA product approval process.

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

We have experienced significant losses and, as of June 30, 2008, we had an accumulated deficit of $774.7 million.

For the three and six months ended June 30, 2008, we had a net loss of approximately $20.7 million and $34.9 million, respectively, or $0.16 and $0.26 per common share (basic and diluted), respectively. For the year ended December 31, 2007, we had a net loss of approximately $12.3 million or $0.10 per common share (basic and diluted).

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

•

We have licensed our BCE technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 50 companies. As of June 30, 2008, we were aware of two antibody products manufactured using this technology that have received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular (wet) age-related macular degeneration and UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease.

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

•

In September of 2006, we entered into an agreement with Taligen which formalized an earlier letter agreement, which was signed in May of 2006, for the development and Good Manufacturing Practices (“cGMP”) manufacture of a novel antibody fragment for the potential treatment of inflammatory diseases. In May of 2007, we and Taligen entered into a letter agreement (the “letter agreement”) which provides that we will not produce a cGMP batch at clinical scale pursuant to the terms of the agreement entered into in September of 2006. In addition, the letter agreement provides that we will conduct and complete the technical transfer of the process to Avecia Biologics Limited or its designated affiliate (“Avecia”). The letter agreement also provides that, subject to payment by Taligen of approximately $1.7 million, we will grant to Avecia a non-exclusive, worldwide, paid-up, non-transferable, non-sublicensable, perpetual license under our-owned project innovations. We have received $0.6 million as the first installment under the payment terms of the letter agreement and are entitled to receive two additional payments totaling approximately $1.1 million upon fulfillment of certain obligations. We have not received any further payments from Taligen and do not know whether we will receive the remaining $1.1 million. This amount has not been recognized as revenue and is not included as an accounts receivable asset as of June 30, 2008.

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

There can be no assurance that the market price of our common shares will not decline below its present market price or that there will be an active trading market for our common shares. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. We have experienced significant volatility in the price of our common shares. From January 1, 2008 through August 4, 2008, our share price has ranged from a high of $2.96 to a low of $1.58. On August 4, 2008, the closing price of the common shares as reported on the Nasdaq Global Market was $2.22 per share. Factors contributing to such volatility include, but are not limited to:

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

•

In June of 2008, Centocor announced that an advisory panel to the FDA has unanimously recommended approval of ustekinumab (CNTO 1275), a fully human monoclonal antibody that targets the cytokines interleukin-12 (IL-12) and interleukin-23 (IL-23) for the treatment of moderate-to-severe plaque psoriasis. The MAA regulatory submission for chronic moderate-to-severe plaque psoriasis was filed with the EMEA in the EU in December of 2007; and

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

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had 338 employees as of June 30, 2008, and we anticipate that we will require additional experienced executive, accounting, research and development, legal, administrative and other personnel in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

Our shareholder rights agreement or by-laws may prevent transactions that could be beneficial to our shareholders and may insulate our management from removal.

In February of 2003, we adopted a new shareholder rights agreement (to replace the shareholder rights agreement that had expired), which could make it considerably more difficult or costly for a person or group to acquire control of us in a transaction that our Board of Directors opposes.

Our by-laws:

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

These provisions of our shareholders rights agreement and our by-laws, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of common shares, could limit the ability of shareholders to approve transactions that they may deem to be in their best interests, and could make it considerably more difficult for a potential acquirer to replace management.

We may issue additional equity securities and thereby materially and adversely affect the price of our common shares.

We are authorized to issue, without shareholder approval, 1,000,000 preference shares, of which 2,959 were issued and outstanding as of June 30, 2008, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common shares. In addition, we are authorized to issue, without shareholder approval, up to 210,000,000 common shares, of which 132,330,012 were issued and outstanding as of June 30, 2008. If we issue additional equity securities, the price of our common shares and, in turn, the price of our convertible notes may be materially and adversely affected.

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

On May 13, 2008, the Company held its 2008 annual general meeting of shareholders. The following persons (the only nominees) were elected as the Company’s directors, having received the indicated votes:

Name	Votes For	Votes Withheld
Steven B. Engle	97,171,195	4,155,508
Patrick J. Scannon, M.D., Ph.D.	97,879,561	3,447,142
William K. Bowes, Jr.	97,196,732	4,129,971
Charles J. Fisher, Jr., M.D.	97,502,165	3,824,538
Peter Barton Hutt	97,725,273	3,601,430
W. Denman Van Ness	91,540,276	9,786,427
Patrick J. Zenner	84,667,589	16,659,114

The proposal to appoint Ernst & Young LLP to act as the Company’s independent auditors for the 2008 fiscal year and authorize the Board to agree to such auditors’ fee was approved, having received 96,364,954 votes for, 4,056,579 votes against, 905,170 abstentions and zero broker non-votes.

The proposal to approve an amendment to the Company’s 1981 Share Option Plan and Restricted Share Plan to increase the number of shares issuable over the terms of the two plans by 11,000,000 shares to 25,600,000 shares in the aggregate was approved, having received 43,194,496 votes for, 6,746,007 votes against, 382,444 abstentions and 51,003,756 broker non-votes.

The proposal to approve an amendment to the Company’s 1981 Share Option Plan and Restricted Share Plan to increase the number of shares for which options or share appreciation rights may be granted under the plans for any one individual from 1,000,000 to 7,000,000 was approved, having received 42,447,840 votes for, 7,526,653 votes against, 348,454 abstentions and 51,003,756 broker non-votes.

The proposal to approve an amendment to the Company’s Restricted Share plan to increase the number of shares issuable over the term of the plan by 500,000 shares (which shares will come out of the 11,000,000 share increase referred to above) to 2,750,000 share in the aggregate was approved, having received 42,939,166 votes for, 7,030,041 votes against, 353,740 abstentions and 51,003,756 broker non-votes.

The proposal to approve an amendment to the Company’s 1992 Directors Share Option Plan to (a) increase the number of shares automatically granted to directors under such plan to 25,000 per year (the “Annual Grant”), (b) increase the number of shares granted to directors as an initial grant on first becoming a director to 40,000 and (c) increase the number of shares subject to the Annual Grant for directors who serve in the capacity of chairman of any of the Audit Committee, Compensation Committee or Nominating & Governance Committee and/or as Lead Independent Director by multiplying such amount by the Applicable Multiple (as defined in the proxy statement relating to the annual general meeting) was approved, having received 42,114,880 votes for, 7,835,857 votes against, 372,210 abstentions and 51,003,756 broker non-votes.

The proposal to approve an amendment to the Company’s 1992 Directors Share Option Plan to increase the number of shares issuable over the term of the plan by 750,000 shares to 1,350,000 shares was approved, having received 41,800,484 votes for, 8,288,183 votes against, 234,280 abstentions and 51,003,756 broker non-votes.

The proposal to approve an amendment to the Company’s 1992 Directors Share Option Plan to permit the Board to make grants to non-employee directors under the plan from time to time in its discretion was approved, having received 41,924,140 votes for, 8,103,404 votes against, 295,403 abstentions and 51,003,756 broker non-votes.

The proposal to approve the grants of (a) 2,000 shares to each of the Company’s independent directors on May 22, 2007 and (b) 20,000 Common Shares to Charles J. Fisher Jr., M.D. on October 31, 2007 was approved, having received 42,426,296 votes for, 7,650,381 votes against, 246,270 abstentions and 51,003,756 broker non-votes.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number
31.1	Certification of Steven B. Engle, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of J. David Boyle II, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Steven B. Engle, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of J. David Boyle II, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated August 7, 2008, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Ltd.

Date: August 7, 2008	By:	/s/ STEVEN B. ENGLE
Steven B. Engle
Chairman, Chief Executive Officer and President

Date: August 7, 2008	By:	/s/ J. DAVID BOYLE II
J. David Boyle II
Vice President, Finance and Chief Financial Officer