Form 10-Q/A
period 2008-06-30
XOMA LTD /DE/
filed 2008-09-11
CIK 791908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

*           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-14710

XOMA Ltd.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	52-2154066 (I.R.S. Employer Identification No.)
2910 Seventh Street, Berkeley, California 94710 (Address of principal executive offices, including zip code)	(510) 204-7200 (Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No �

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (Check one):

Large accelerated filer �	Accelerated filer ☒	Non-accelerated filer � (Do not check if a smaller reporting company)	Smaller reporting company �
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes � No �

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding
Common shares US$.0005 par value	at Aug. 4, 2008
132,332,075

Explanatory Note

XOMA Ltd. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “Form 10-Q”) as an exhibit-only filing.  This Amendment No. 1 to the Form 10-Q is being filed solely to amend Item 6 to file such exhibits.

This Amendment No. 1 to the Form 10-Q should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q.  This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures affected by subsequent events.  No other modifications or changes have been made to the Form 10-Q as originally filed or the exhibits filed therewith.

ITEM 6.	EXHIBITS

Exhibit
Number

10.37	Amended & Restated Loan Agreement, dated as of May 9, 2008.

31.1	Certification of Steven B. Engle, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark Nelson, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Ltd.

Date: September 11, 2008	By: /s/ STEVEN B. ENGLE
Steven B. Engle Chairman, Chief Executive Officer and President

Date: September 11, 2008	By: /s/MARK NELSON
Mark Nelson
Principal Financial Officer