Form 10-K
period 2008-12-31
XOMA LTD /DE/
filed 2009-03-11
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Common Shares, U.S. $0.0005 par value

Preference Share Purchase Rights

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒     Non-Accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of voting shares held by non-affiliates of the registrant is $223,028,144 as of June 30, 2008

Number of Common Shares outstanding as of March 6, 2009: 142,244,227

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the Company’s 2009 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Report.

XOMA Ltd.

2008 FORM 10-K ANNUAL REPORT

i

PART I

Item 1.	Business

Overview

XOMA Ltd. (“XOMA” or the “Company”), a Bermuda company, is a leading biopharmaceutical company focused on the discovery, development and manufacture of therapeutic antibodies and other agents designed to treat inflammatory, autoimmune, infectious and oncological diseases. XOMA uses its expertise, technologies and capabilities to build a product pipeline that includes multiple proprietary and collaborative development programs. The Company’s lead product candidate is XOMA 052, a potent monoclonal antibody with the potential to improve the treatment of patients with a wide variety of diseases in which inflammation is either the cause or plays a significant role.

XOMA has multiple revenue streams and generates revenues from product royalties, technology licenses, development collaborations and biodefense contracts. The Company receives royalties on three approved products, RAPTIVA®, which is marketed globally for the treatment of chronic moderate-to-severe plaque psoriasis, LUCENTIS®, which is marketed globally for the treatment of neovascular (wet) age-related macular degeneration, and CIMZIA®, which is approved in the U.S. and Switzerland for the treatment of Crohn’s disease. XOMA has established on-going technology licensing programs for certain of its proprietary technologies, which have attracted numerous significant licensees including Pfizer Inc. (“Pfizer”). The Company’s development collaborations include arrangements with Takeda Pharmaceutical Company Limited (“Takeda”), Schering-Plough Research Institute (“SPRI”) and Novartis AG (“Novartis”). XOMA’s biodefense initiatives currently include a $65 million multiple-year contract with the National Institute of Allergy and Infectious Diseases (“NIAID”) to support XOMA’s ongoing development of drug candidates toward clinical trials in the treatment of botulism poisoning.

The Company has a premier antibody discovery and development platform that includes six commercial antibody phage display libraries and XOMA’s proprietary Human Engineering™ and bacterial cell expression technologies. Our Human Engineering™ technology was used in development of XOMA 052 and certain other antibody products. Bacterial cell expression technology is a key biotechnology for the discovery and manufacture of antibodies and other proteins. Thus far, more than 50 pharmaceutical and biotechnology companies have signed bacterial cell expression licenses with XOMA.

Strategy

We are advancing a pipeline of biotherapeutic products using our proven expertise, technologies and capabilities from antibody discovery through product development. We seek to expand our pipeline by developing proprietary products and technologies, collaborating with pharmaceutical and biotechnology companies and providing contract services to government agencies responsible for biodefense. We fund a portion of our development activities through multiple revenue streams, including product royalties, technology licenses, collaborations and biodefense contracts. The principal elements of our strategy are to:

•

Focus on advancing our proprietary pipeline, including XOMA 052, our lead product candidate. Using our proprietary antibody technologies, capabilities and expertise, we discovered XOMA 052, a potent monoclonal antibody that targets the pro-inflammatory cytokine, Interleukin-1 beta (“IL-1 beta”). XOMA 052 is designed to reduce inflammation as an underlying cause of diabetes by targeting IL-1 beta, which triggers inflammatory pathways in the body. We believe XOMA 052 has the potential to treat many diseases in which inflammation is either the cause or plays a significant role. Because many of these diseases represent unmet medical needs, this potential increases the product’s likelihood of successful development. In 2007, we began Phase 1 clinical studies of XOMA 052 in patients with Type 2 diabetes. We have been approached by several companies offering to collaborate on our testing and development of XOMA 052 for the treatment of diabetes and will seek to enter into such a collaboration by the end of 2009. We are also evaluating XOMA 052 for the treatment of rheumatoid arthritis in a Phase 2a clinical trial initiated in the first quarter of 2009. Additionally, we also plan to continue advancing our internal drug discovery efforts with multiple preclinical programs to generate new product candidates.

•

Increase licensing revenues from existing and future proprietary technologies. We have a history of generating significant revenue from our proprietary technologies, including our bacterial cell expression technology, which we have licensed to more than 50 companies in exchange for license, milestone and other fees, royalties and complementary technologies. We believe that we can continue to generate significant revenue from our bacterial cell expression and other proprietary technologies in the future.

•

Prioritize application of available resources. In response to current economic conditions, we have reviewed our research and development priorities in light of the positive interim XOMA 052 clinical study results discussed below and the need to establish a sustainable level of research and development investment. We have decided to focus our resources on XOMA 052 and curtail spending on certain other product candidates in our proprietary pipeline, including XOMA 629, which is a topical anti-bacterial formulation of a peptide derived from bactericidal/permeability-increasing protein (“BPI”), a key part of the protective human immune system. XOMA was developing XOMA 629 as a possible treatment for superficial skin infections, including impetigo and the eradication of staphylococcus aureus, including methicillin-resistant staphylococcus aureus (“MRSA”), but has curtailed all spending on XOMA 629 in response to current economic conditions.

In January of 2009, XOMA announced a workforce reduction of approximately 42 percent, or 144 employees, a majority of which were employed in manufacturing and related support functions. This decision was made based on the challenging economic conditions and a decline in forecasted contract manufacturing demand in 2009. We expect an annualized reduction of approximately $27 million in cash expenditures when changes are completed in the second quarter of 2009. Upon completion of the workforce reduction on March 17, 2009, we expect to have approximately 200 employees to develop XOMA 052, develop and license proprietary products and technology, and continue fully funded antibody discovery and development activities in collaboration with our pharmaceutical partners and under biodefense contracts with the U.S. government. We will maintain our pilot scale manufacturing plant. XOMA expects to record a charge in the first quarter of 2009 of approximately $3 million for severance and other costs related to the workforce reduction.

Proprietary Products

As part of our strategy, we are focusing our technology and resources on advancing the emerging proprietary pipeline. Below is a summary of our proprietary products:

•

XOMA 052 is a potent Human Engineering™ monoclonal antibody with the potential to improve the treatment of patients with a wide variety of inflammatory diseases. XOMA 052 binds strongly to IL-1 beta, a pro-inflammatory cytokine that is involved in the development of diabetes, rheumatoid arthritis and other diseases. By binding IL-1 beta, the drug inhibits the activation of the IL-1 receptor, thereby preventing the cellular signaling events that produce inflammation. XOMA 052 is a humanized IgG2 antibody with a half-life of 22 days. Based on its binding properties, specificity to IL-1 beta and half-life, XOMA 052 may provide convenient dosing of once per month or longer.

We are currently conducting two Phase 1 clinical trials in Type 2 diabetes patients, one in the U.S. and one in Europe. In September of 2008, we announced interim data from the Phase 1 clinical trials which indicate support for a novel anti-inflammatory approach to Type 2 diabetes treatment that may preserve insulin-producing cells. Although these Phase 1 studies were designed to test drug safety and pharmacokinetics, rather than efficacy, we believe these studies are important additions to other published medical research indicating that decreasing inflammation may reduce disease progression in diabetes. We plan to advance our Phase 1 clinical testing of XOMA 052 in Type 2 diabetes and initiate a major Phase 2 Type 2 diabetes study in the third quarter of 2009.

In addition to our Phase 1 clinical trials in Type 2 diabetes patients, we initiated a Phase 2a pharmacokinetic study of XOMA 052 in rheumatoid arthritis in the first quarter of 2009. Depending on resources and timing, we may initiate additional small XOMA 052 “proof-of-concept” trials in other indications in 2009.

•

XOMA 3AB is an antibody drug candidate designed for the treatment of botulism poisoning, a potentially deadly muscle paralyzing disease. Our anti-botulism program is the first of its kind to combine multiple human antibodies to target a broad spectrum of the most toxic botulinum toxins, including the three most toxic serotypes of botulism, Types A, B and E. The antibodies are designed to bind to each toxin and enhance the clearance of the toxin from the body. The use of multiple antibodies increases the likelihood of clearing the harmful toxins by providing specific protection against each toxin type. In contrast to existing botulinum drugs, XOMA uses advanced human monoclonal antibody technologies in an effort to achieve superior safety, potency and efficacy, and avoid life threatening immune reactions associated with animal-derived antibodies. We have a history of successfully providing contract services to the U.S. government for the development of anti-botulinum neurotoxin antibodies. In September of 2008, we were awarded a $65 million multiple-year contract funded with federal funds from NIAID, a part of the National Institutes of Health (Contract No. HHSN272200800028C), to support ongoing development of drug candidates for the treatment of botulism poisoning. This contract is the third that NIAID has awarded us for the development of botulinum antitoxins and brings the program’s total awards to nearly $100 million.

•

Preclinical Product Pipeline: We are pursuing additional opportunities to further broaden our preclinical product pipeline. These include internal discovery programs, product development collaborations with other pharmaceutical and biotechnology companies and evaluations of product in-licensing, in-kind product trades and acquisition opportunities.

Partnership Products

XOMA partners with world-class organizations in research and development of new antibody products. Below is a list of current activities through such collaborations:

•

Therapeutic Antibodies with Novartis: Novartis is a global pharmaceutical company which reported net sales of $41.5 billion in 2008. In December of 2008, we entered into a Manufacturing and Technology Transfer Agreement with Novartis, effective July 1, 2008. Under this agreement, XOMA has been engaged by Novartis to perform research and development, process development, manufacturing and technology transfer activities with respect to the ongoing product programs now controlled by Novartis under the restructured product development collaboration.

•

Therapeutic Antibodies with SPRI: SPRI is part of the Schering-Plough Corporation, a global pharmaceutical company which reported net sales of $18.5 billion in 2008. SPRI has been a partner since 2006 for therapeutic monoclonal antibody discovery and development against multiple targets selected by them, and we are currently conducting multiple discovery programs through this partnership.

•

Therapeutic Antibodies with Takeda: Takeda is a global pharmaceutical company which reported net sales of approximately $13.9 billion for its fiscal year ended March of 2008. Since 2006, Takeda has been a partner for therapeutic monoclonal antibody discovery and development against multiple targets selected by them. In September of 2008, we initiated new therapeutic antibody programs under our existing antibody discovery and development collaboration with Takeda. The new programs add to the multiple discovery and development programs already being advanced through the collaboration. In addition, in February of 2009, we expanded our existing collaboration to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems. As part of the expanded collaboration, we received a $29.0 million expansion fee, before taxes and other costs, and we may receive potential milestones and royalties on sales of antibody products in the future.

Royalties and Technology Licenses

Royalties

XOMA earns mid- and low-single digit royalties on the following three marketed antibody products:

•

RAPTIVA® (efalizumab) with Genentech, Inc. (“Genentech”): RAPTIVA® is a humanized therapeutic monoclonal antibody developed to treat immune system disorders. RAPTIVA® is the first biologic therapy designed to provide long-term control of chronic moderate-to-severe plaque psoriasis and can be self-administered by patients as a single, once-weekly subcutaneous injection. RAPTIVA® was approved by the U.S. Food and Drug Administration (“FDA”) in October of 2003 and in the European Union in September of 2004, where it is marketed by Merck Serono S.A. (“Merck Serono”, formerly Serono S.A.). According to Genentech, United States sales of RAPTIVA® during 2008 were $108 million, compared with $107 million and $90 million during 2007 and 2006, respectively. According to Merck Serono, sales of RAPTIVA® outside of the U.S. during 2008 were approximately $134 million, compared with $106 million and $70 million during 2007 and 2006, respectively. In 2008, we earned royalties of $12.2 million from worldwide sales of RAPTIVA®, compared with $10.6 million and $8.2 million during 2007 and 2006, respectively.

In October of 2008, the FDA announced that it had approved labeling changes, including a Boxed Warning, to highlight the risks of life-threatening infections, including progressive multifocal leukoencephalopathy (“PML”), with the use of RAPTIVA®. In November of 2008, Genentech announced that it had issued a Dear Healthcare Provider letter to inform dermatologists and neurologists of a second case of PML which resulted in the death of a 73-year old patient who had received RAPTIVA® for approximately four years. In February of 2009, the European Medicines Agency (“EMEA”) announced that it has recommended suspension of the marketing authorization of RAPTIVA® in the European Union and that its Committee for Medicinal Products for Human Use (“CHMP”) has concluded that the benefits of RAPTIVA® no longer outweigh its risks and EMD Serono Inc., the company that markets RAPTIVA® in Canada (“EMD Serono”), announced that, in consultation with Health Canada, the Canadian health authority (“Health Canada”), it will suspend marketing of RAPTIVA® in Canada. Also in February of 2009, the FDA issued a public health advisory concerning three confirmed reports, and one possible report, of PML in patients using RAPTIVA®. Genentech has stated that it is working with the FDA to determine appropriate next steps, which may include significant restrictions in the use of, or suspension or withdrawal of regulatory approval for, RAPTIVA®.

•

LUCENTIS® (ranibizumab injection) by Genentech: LUCENTIS® is an antibody fragment against Vascular Endothelial Growth Factor for the treatment of neovascular (wet) age-related macular degeneration, which causes central vision loss in the elderly, brought on by deterioration of the macula, a collection of specialized cells located on the retina. LUCENTIS® was approved by the FDA in June of 2006 and in the European Union in January of 2007, where it is distributed by Novartis. It is the first marketed therapeutic product manufactured under a license using our bacterial cell expression technology. According to Genentech, U.S. sales of LUCENTIS® were $875 million during 2008 compared with $815 million and $380 million during 2007 and 2006, respectively. According to Novartis, sales of LUCENTIS® outside the United States were $886 million in 2008 compared with $393 million and $27 million during 2007 and 2006, respectively. In 2008, we earned royalties of $8.8 million from worldwide sales of LUCENTIS®, compared with $6.0 million and $2.0 million during 2007 and 2006, respectively.

In January of 2009, Novartis announced that LUCENTIS® was approved in Japan for the treatment of neovascular (wet) age-related macular degeneration.

•

CIMZIA® (certolizumab pegol) by UCB Celltech, a branch of UCB S.A. (“UCB”): CIMZIA® is an anti-TNF (Tumor Necrosis Factor) alpha antibody fragment. CIMZIA® was approved by the FDA in April of 2008 and in Switzerland in September of 2007 for the treatment of moderate-to-severe Crohn’s disease in adults who have not responded to conventional therapies. UCB is responsible for the marketing and sales effort in support of this product in the U.S. and Switzerland. According to UCB, worldwide sales of CIMZIA® were approximately $13 million during 2008. Royalties earned in 2008 from sales of CIMZIA® were immaterial.

In January of 2009, UCB announced that the FDA had issued a Complete Response Letter relating to the Biologics License Application (“BLA”) of CIMZIA® for the treatment of rheumatoid arthritis. As a prerequisite for approval of CIMZIA®, UCB announced in February of 2009 that the FDA requires further analysis of existing data and a new safety update and that no additional studies are needed to fulfill the FDA’s request. UCB is working with the FDA to fulfill its request and anticipates a full response will be submitted in the second quarter of 2009.

Technology Licenses

Below is a summary of certain proprietary technologies owned by us and available for licensing to other companies:

•

Bacterial Cell Expression. The production or expression of antibodies using bacteria is an enabling technology for the discovery and selection, as well as the development and manufacture, of recombinant protein pharmaceuticals, including diagnostic and therapeutic antibodies for commercial purposes. Genetically engineered bacteria are used in the recombinant expression of target proteins for biopharmaceutical research and development. Reasons include the relative simplicity of gene expression in bacteria as well as many years of experience culturing such species as E. coli in laboratories and manufacturing facilities. In support of our own biopharmaceutical development efforts, XOMA scientists have developed bacterial expression technologies for producing antibodies and other recombinant protein products.

We have granted over 50 licenses to biotechnology and pharmaceutical companies to use our patented and proprietary technologies relating to bacterial expression of recombinant pharmaceutical products. Bacterial antibody expression is also a key technology used in multiple systems for high-throughput screening of antibody domains. Expression of antibodies by phage display technology, for example, depends upon the expression and secretion of antibody domains from bacteria as properly folded, functional proteins.

Under the terms of our license agreement with Pfizer, signed in 2007, we received an up-front, non-dilutive cash payment of $30.0 million and, in 2008, we received two milestone payments relating to two different products, including a payment of $0.5 million for the initiation of a Phase 3 clinical trial. We are also eligible for additional milestone, royalty and other fees on future sales of all products subject to this license.

Current licensees include but are not limited to the following companies:

Affimed Therapeutics AG	Crucell Holland B.V.	Novartis AG

Affitech AS	Dompe, s.p.a.	Pfizer, Inc.

Alexion Pharmaceuticals, Inc.	Dyax Corp.	Schering-Plough Corporation

Applied Molecular Evolution, Inc. (AME)	E.I. duPont de Nemours and Company	Takeda Pharmaceutical Company Ltd.

Avecia Limited	Eli Lilly and Company	The Medical Research Council

Aventis Pharma Deutschland GmbH (Hoechst)	Genentech, Inc.	UCB S.A.

Bayer Healthcare AG	Genzyme Corporation	Unilever plc

BioInvent International AB	Invitrogen Corporation	Verenium Corporation

Biosite Incorporated	Merck & Co., Inc.	Wyeth Pharmaceuticals Division

Centocor, Inc.	MorphoSys AG	ZymoGenetics, Inc.

These licenses are sometimes associated with broader agreements which may include expanded license rights, cell line development and process development.

•

Human Engineering™. Human Engineering™ is a proprietary technology that allows modification of non-human monoclonal antibodies to reduce or eliminate detectable immunogenicity and make them suitable for medical purposes in humans. The technology uses a unique method developed by us, based on analysis of the conserved structure-function relationships among antibodies. The method defines which residues in a non-human variable region are candidates to be modified. The result is a Human Engineering™ antibody with preserved antigen binding, structure and function, and with eliminated or greatly reduced immunogenicity. Human Engineering™ technology was used in development of XOMA 052 and certain other antibody products.

•

Antibody discovery technologies. XOMA uses six commercial human antibody phage display libraries in its discovery of therapeutic candidates, and we offer access to numerous libraries as part of our collaboration business. We believe that access to multiple libraries offers a number of benefits to XOMA and its partners, because it enables use of libraries best suited to the needs of a particular discovery project to increase the probability of technical and business success in finding rare and unique functional antibodies directed to targets of interest.

We also have access to certain intellectual property rights and services that augment our existing integrated antibody technology platform and development capabilities and further compress product development timelines. This broad antibody technology platform and expertise is available for building our antibody product pipeline as well as those of our collaborators.

Proprietary Product Summary:

The following table describes important information related to certain products on which we may earn royalties or that we are currently developing:

Program	Description	Indication	Status	Collaborator/Developer

XOMA 052	HE™ antibody to IL-1ß	Type 2 diabetes, rheumatoid arthritis, systemic juvenile idiopathic arthritis, and gout	Phase 1 for T2D Phase 1 for RA	Proprietary

XOMA 3AB	Therapeutic antibodies to multiple botulinum neurotoxins	Botulism poisoning	Preclinical	Proprietary (NIAID-funded)

Multiple Therapeutic Antibodies	Fully human monoclonal antibodies to undisclosed disease targets	Undisclosed	Preclinical	Takeda (fully funded)

Multiple Therapeutic Antibodies	Fully human monoclonal antibodies to undisclosed disease targets	Undisclosed	Preclinical	Schering-Plough Research Institute (fully funded)

HCD 122 and other Therapeutic Antibodies	Fully human antibody to CD40 and other monoclonal antibodies to undisclosed disease targets	B-cell cancers and other undisclosed diseases	Phase 1 and Preclinical	Novartis (fully funded)

RAPTIVA®	Humanized anti-CD11a monoclonal antibody	Moderate-to-severe plaque psoriasis	Marketed in U.S. and elsewhere, XOMA earns royalties	Genentech (marketed product)

LUCENTIS®	Humanized antibody fragment against Vascular Endothelial Growth Factor	Neovascular (wet) age-related macular degeneration	Marketed in U.S., Europe and elsewhere, XOMA earns royalties	Genentech (marketed product)

CIMZIA®	Anti-TNF alpha antibody fragment	Crohn’s disease and rhematoid arthritis	Marketed in U.S. and Switzerland for Crohn’s disease, XOMA earns royalties	UCB (marketed product)

Product Available for Out-Licensing

In an effort to focus our resources on our XOMA 052 program, we have designated XOMA 629 as available for out-licensing. XOMA 629 is a topical anti-bacterial formulation of a peptide derived from BPI, a key part of the protective human immune system. XOMA was developing XOMA 629 as a possible treatment for superficial skin infections, including impetigo and the eradication of staphylococcus aureus, including MRSA.

Financial and Legal Arrangements of Product Collaborations, Licensing and Other Arrangements

Current Agreements

Genentech

In April of 1996, we entered into a collaboration agreement with Genentech for the development of RAPTIVA®. In March of 2003, we entered into amended agreements which called for us to share in the development costs and to receive a 25% share of future U.S. operating profits and losses and a royalty on sales outside the U.S. The amended agreements also called for Genentech to finance our share of development costs up until first FDA marketing approval via a convertible subordinated loan, and our share of pre-launch marketing and sales costs via an additional commercial loan facility. Under the loan agreement, upon FDA approval of the product, which occurred in October of 2003, we elected to pay $29.6 million of the development loan in convertible preference shares, which are convertible into approximately 3.8 million common shares at a price of $7.75 per common share. The commercial loan was repaid in cash in two installments in 2004.

In January of 2005, we announced a restructuring of our arrangement with Genentech on RAPTIVA®. Under the restructured arrangement, we are entitled to receive mid-single digit royalties on worldwide sales of RAPTIVA® in all indications. The previous cost and profit sharing arrangement for RAPTIVA® in the U.S. was discontinued and Genentech is responsible for all operating and development costs associated with the product. In addition, the outstanding balance on our development loan was extinguished.

In December of 1998, we licensed our bacterial cell expression technology to Genentech, which utilized it in the development of LUCENTIS® for the treatment of neovascular (wet) age-related macular degeneration. LUCENTIS® was approved by the FDA in June of 2006, the European Union in January of 2007 and Japan in January of 2009. We are entitled to receive a low-single digit royalty on worldwide sales of LUCENTIS®.

UCB

In December of 1998, we licensed our bacterial cell expression technology to Celltech Therapeutics Ltd., now UCB Celltech, a branch of UCB, which utilized it in the development of CIMZIA® for the treatment of moderate-to-severe Crohn’s disease in adults who have not responded to conventional therapies and for the treatment of rheumatoid arthritis. CIMZIA® was approved by the FDA in April of 2008 and in Switzerland in September of 2007 for the treatment of Crohn’s disease. The FDA is currently considering UCB’s application to market CIMZIA® for the treatment of rheumatoid arthritis. We are entitled to receive a low-single digit royalty on worldwide sales of CIMZIA®.

Novartis

In November of 2008, we restructured our product development collaboration with Novartis, which involves six development programs including the HCD122 program. HCD122, which is a fully human anti-CD40 antagonist antibody intended as a treatment for B-cell mediated diseases, including malignancies and autoimmune diseases, is currently in Phase 1 and Phase 2 clinical trials in several indications. The investigational drug is in a Phase 1b-2a clinical trial for the treatment of lymphoma and a Phase 1 clinical trial for the treatment of multiple myeloma. The antibody has a dual mechanism of action that involves inhibition of CD40-ligand mediated growth and survival while recruiting immune effector cells to kill CD40-expressing tumor cells through a process known as antibody-dependent cellular cytotoxicity (ADCC). CD40, a member of the tumor necrosis factor, or TNF, family of antigens, is a cell surface antigen expressed in B-cell malignancies and involved in a broad variety of immune and inflammatory responses.

Under the restructured agreement, Novartis made a payment to us of $6.2 million in cash; reduced our existing debt by $7.5 million; will fully fund all future research and development expenses; may pay potential milestones of up to $14.0 million and double-digit royalty rates for two ongoing product programs, including HCD122; and has provided us with options to develop or receive royalties on four additional programs. In exchange, Novartis has control over the HCD122 program and the additional ongoing program, as well as the right to expand the development of these programs into additional indications outside of oncology. As part of the agreement, Novartis has paid us for all project costs incurred after July 1, 2008.

The collaboration between XOMA and Novartis (then Chiron Corporation) began in 2004 with the signing of an exclusive, worldwide, multi-product agreement to develop and commercialize multiple antibody products for the treatment of cancer. We shared expenses and revenues, generally on a 70-30 basis, with our share being 30 percent. Financial terms included initial payments to us in 2004 totaling $10.0 million and a note agreement, secured by our interest in the collaboration, to fund up to 75 percent of our share of expenses beginning in 2005. In the first quarter of 2007, the mutual obligations of XOMA and Novartis to work together on an exclusive basis in oncology expired, except with respect to existing collaborative product development projects.

In December of 2008, we entered into a Manufacturing and Technology Transfer Agreement with Novartis, effective July 1, 2008. Under this agreement, XOMA has been engaged by Novartis to perform research and development, process development, manufacturing and technology transfer activities with respect to the ongoing product programs now controlled by Novartis under the restructured product development collaboration. The work performed by XOMA under this agreement is fully funded by Novartis.

Schering-Plough

In May of 2006, we entered into a fully funded collaboration agreement with the SPRI division of Schering-Plough Corporation for therapeutic monoclonal antibody discovery and development. Under the agreement, SPRI will make up-front, annual maintenance and milestone payments to us, fund our research and development activities related to the agreement and pay royalties on sales of products resulting from the collaboration. During the collaboration, we will discover therapeutic antibodies against multiple targets selected by SPRI using multiple human antibody phage display libraries, may optimize antibodies through affinity maturation or other protein engineering, may use our proprietary Human Engineering™ technology to humanize antibody candidates generated by hybridoma techniques, perform preclinical studies to support regulatory filings, develop cell lines and production processes and produce antibodies for initial clinical trials. SPRI selected the first target at the inception of the agreement and, in December of 2006, exercised its right to initiate the additional discovery and development programs.

Schering-Plough/AVEO Pharmaceuticals, Inc. (“AVEO”)

In April of 2006, we entered into an agreement with AVEO to utilize our Human Engineering™ technology to humanize AV-299, AVEO’s novel anti-HGF antibody, under which AVEO paid us an up-front license fee and development milestones. In addition, we will receive royalties on sales of products resulting from the agreement. Under this agreement we created four Human Engineering™ versions of the original AV-299, all of which met design goals and from which AVEO selected one as its lead development candidate. In September of 2006, as a result of the successful humanization of AV-299, we entered into a second agreement with AVEO to manufacture and supply AV-299 in support of early clinical trials. Under the agreement, we created AV-299 production cell lines, conducted process and assay development, and performed Good Manufacturing Practices (“cGMP”) manufacturing activities. AVEO retains all development and commercialization rights to AV-299 and is responsible to pay XOMA annual maintenance fees, additional development milestones and royalties if certain targets are met.

In April of 2007, Schering-Plough Corporation, acting through its SPRI division, entered into a research, development and license agreement with AVEO concerning AV-299 and other anti-HGF molecules. In connection with the aforementioned license agreement, AVEO has assigned its entire right, title and interest in, to and under its manufacturing agreement with XOMA to SPRI.

Takeda

In November of 2006, we entered into a fully funded collaboration agreement with Takeda for therapeutic monoclonal antibody discovery and development. Under the agreement, we will discover and optimize therapeutic antibodies against multiple targets selected by Takeda. Takeda will make up-front, annual maintenance and milestone payments to us, fund our research and development and manufacturing activities for preclinical and early clinical studies and pay royalties on sales of products resulting from the collaboration. Takeda will be responsible for clinical trials and commercialization of drugs after an Investigational New Drug (“IND”) submission and is granted the right to manufacture once a product enters into Phase 2 clinical trials.

In September of 2008, we initiated new therapeutic antibody programs under our existing collaboration with Takeda. The new programs add to the multiple discovery and development programs already being advanced through the collaboration.

In addition, in February of 2009 we expanded our existing collaboration to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems. We received a $29.0 million expansion fee, of which $23.2 million was received in cash in February of 2009 and the remainder was witheld for payment to the Japanese taxing authority. In addition, we expect to pay approximately $1.5 million of additional expenses to Takeda related to the agreement. We may receive potential milestones and royalties on sales of antibody products in the future.

NIAID

In March of 2005, we were awarded a $15.0 million competitive bid contract from NIAID to develop three anti-botulinum neurotoxin monoclonal antibodies. Under this contract, we created production cell lines using our proprietary antibody expression systems, built Master and Manufacturer’s Working Cell Banks, developed production processes and produced initial quantities of the three antibodies. The contract was performed over an 18-month period and was 100% funded with federal funds from NIAID under Contract No. HHSN266200500004C. Final acceptance of the project was received in October of 2006.

In July of 2006, we were awarded a $16.3 million contract funded with federal funds from NIAID under Contract No. HHSN266200600008C/N01-Al-60008 to produce monoclonal antibodies for the treatment of botulism to protect United States citizens against the harmful effects of botulinum neurotoxins used in bioterrorism. Under this contract, we have created and produced an innovative injectable product comprised of three anti-type A botulinum neurotoxin monoclonal antibodies to support entry into Phase 1 safety human clinical trials. The work is being performed on a cost plus fixed fee basis, per the terms of the contract, over a three-year period.

In September of 2008, we were awarded a third contract for $65 million funded with federal funds from NIAID under Contract No. HHSN272200800028C to continue development of our anti-botulinum antibody product candidates, including XOMA 3AB and additional product candidates. As part of the new contract, we will develop, evaluate and produce the clinical supplies to support an IND filing with the FDA and conduct preclinical studies required to support human clinical trials.

Recently Terminated Agreements

Lexicon

In November of 2008, we terminated our collaboration agreement with Lexicon Pharmaceuticals, Inc. (“Lexicon”), which was entered into in June of 2005 to jointly develop and commercialize antibody drugs for certain targets discovered by Lexicon. The collaboration was designed to combine Lexicon’s target discovery and biotherapeutics capabilities with our antibody generation, process development and manufacturing expertise to accelerate the development and commercialization of novel therapeutic antibodies.

Incyte

In July of 2008, our license agreement with Incyte Corporation (“Incyte”) expired including the remaining 125,000 warrants held by Incyte to purchase our common shares at $6.00 per share. This agreement was entered into in July of 1998 whereby we obtained an exclusive (even as to Incyte), freely sublicenseable, worldwide license to all of Incyte’s patent rights relating to BPI. In exchange, we agreed to pay Incyte a royalty on sales of BPI products covered by the license, up to a maximum of $11.5 million and we made a $1.5 million advance royalty payment, one-half in cash and one-half in our common shares.

Research and Development

Our research and development expenses currently include costs of personnel, supplies, facilities and equipment, consultants, third party costs and other expenses related to preclinical and clinical testing. In 2008, our research and development expenses were $82.6 million compared with $66.2 million in 2007 and $52.1 million in 2006.

Our research and development activities can be divided into those related to our internal projects and those related to collaborative and contract arrangements, which are reimbursed by our customers. In 2008, research and development expenses related to internal projects were $58.5 million compared with $45.8 million in 2007 and $32.0 million in 2006. In 2008, research and development expenses related to collaborative and contract arrangements were $24.1 million compared with $20.4 million in 2007 and $20.1 million in 2006. Refer to Item 7: Results of Operations: Research and Development Expenses for further information regarding our research and development expenses.

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

Without limiting the foregoing, we are aware of the following competitors for the products and candidates shown in the table below. This table is not intended to be representative of all existing competitors in the market:

Product/Candidate	Competitors

XOMA 052	Amgen, Inc.
Novartis AG
Biovitrum AB
Regeneron Pharmaceuticals, Inc.

XOMA 3AB	Cangene Corporation
Emergent BioSolutions, Inc.

RAPTIVA®	Amgen, Inc. with Wyeth Pharmaceuticals
Abbott Laboratories
Johnson & Johnson
Astellas Pharma US, Inc.

LUCENTIS®	Pfizer, Inc. with OSI Pharmaceuticals, Inc.
Novartis AG with QLT Inc.

CIMZIA®	Johnson & Johnson
Abbott Laboratories

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

The FDA regulatory process is carried out in several phases. Prior to beginning human clinical testing of a proposed new biologic product, an IND is filed with the FDA. This document contains scientific information on the proposed product, including results of testing of the product in animal and laboratory models. Also included is information on manufacturing the product and studies on toxicity in animals and a clinical protocol outlining the initial investigation in humans.

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

In Europe, most of our human therapeutic products are or will be classified as biological medicinal products which are assessed through a centralized procedure by the EMEA. The EMEA coordinates the evaluation and supervision of medicinal products throughout the European Union and the European Economic Area. The assessment of the Marketing Authorization Application (“MA”) is carried out by a Rapporteur and a Co-Rapporteur appointed by the CHMP, which is the expert scientific committee of the EMEA.

The Rapporteur and Co-Rapporteur are drawn from the CHMP membership representing member states of the European Union. In addition to their responsibility for undertaking scientific assessments of an application for a MA, the Rapporteur and the Co-Rapporteur liaise with the applicant on behalf of the CHMP in an effort to provide answers to queries raised by the CHMP. Their assessment report(s) is circulated to and considered by the full CHMP membership, leading to the production ultimately of a CHMP opinion which is transmitted to the applicant and the European Commission. The final decision on the grant of a MA is made by the European Commission as the licensing authority of the European Community (“Community”). Under Community law, a positive decision issued by the European Commission represents the grant of a MA. Such an authorization allows a medicinal product to be placed on the European market. Upon the grant of an MA in the European Union, certain member states require pricing approval before the product can be placed into commercial distribution.

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

Applications for United States orphan drug status are evaluated and granted by the Office of Orphan Products Development (“OOPD”) of the FDA. In the United States, orphan drugs are subject to the standard regulatory process for marketing approval but are exempt from the payment of user fees for licensure, receive market exclusivity for a period of seven years and some tax benefits, and are eligible for OOPD grants. In Europe, orphan medicinal products are those intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the Community. The EMEA’s Committee for Orphan Medicinal Products (“COMP”) reviews applications seeking orphan designation. If the European Commission agrees with a positive assessment made by COMP, then the product will receive a positive designation through adoption of a decision by the European Commission. Orphan medicinal products are exempt from fees for protocol assistance and scientific advice from the Scientific Advice Working Party during development, reduction or exemption of MA and other fees, and ten-year market exclusivity upon granting of a MA in respect of the approved clinical indication. Moreover, manufacturers may be eligible for grants or other financial incentives from the Community and Member States programs.

Patents and Trade Secrets

Patent and trade secret protection is important to our business and our future will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of others. As a result of our ongoing activities, we hold and have filed applications for a number of patents in the United States and internationally to protect our products and important processes. We also have obtained or have the right to obtain exclusive licenses to certain patents and applications filed by others. However, the patent position of biotechnology companies generally is highly uncertain and no consistent policy regarding the breadth of allowed claims has emerged from the actions of the U.S. Patent and Trademark Office (“Patent Office”) with respect to biotechnology patents. Accordingly, no assurance can be given that our patents will afford protection against competitors with similar technologies, or others will not obtain patents claiming aspects similar to those covered by our patent applications.

We have established a portfolio of patents related to our bacterial expression technology, including claims to novel promoter sequences, secretion signal sequences, compositions, methods for expression and secretion of recombinant proteins from bacteria, including immunoglobulin gene products, and improved methods and cells for expression of recombinant protein products. U.S. Patent No. 5,028,530 directed to expression vehicles containing an araB promoter, host cells and processes for regulated expression of recombinant proteins expired in July of 2008. U.S. Patent Nos. 5,576,195 and 5,846,818 are related to DNA encoding a pectate lyase signal sequence, recombinant vectors, host cells and methods for production and externalization of recombinant proteins. U.S. Patent Nos. 5,595,898, 5,698,435 and 5,618,920 address secretable immunoglobulin chains, DNA encoding the chains and methods for their recombinant production. U.S. Patent Nos. 5,693,493, 5,698,417 and 6,204,023 relate to methods for recombinant production/secretion of functional immunoglobulin molecules. U.S. Patent Nos. 7,094,579 and 7,396,661 relate to eukaryotic signal sequences and their use in methods for prokaryotic expression of recombinant proteins. U.S. Patent No. 6,803,210 relates to improved bacterial host cells that are deficient in one or more of the active transport systems for an inducer of an inducible promoter, such as arabinose for an araB promoter, and methods for the use of such cells for the production of recombinant proteins. Most of the more important European patents in this portfolio expired in July of 2008 or earlier.

We have also established a portfolio of patent applications related to our mammalian expression technology, including U.S. Patent No. 7,192,737, related to methods for increasing the expression of recombinant polypeptides using expression vectors containing multiple copies of a transcription unit encoding a polypeptide of interest.

We have established a portfolio of patents and applications related to our Human Engineering™ technology, including U.S. Patent No. 5,766,886, directed to methods of modifying antibody variable domains to reduce immunogenicity. Related patents and applications are directed to antibodies engineered according to our patented methods. We believe that our patented Human Engineering™ technology provides an attractive alternative to other humanization technologies.

If certain patents issued to others are upheld or if certain patent applications filed by others issue and are upheld, we may require certain licenses from others in order to develop and commercialize certain potential products incorporating our technology. There can be no assurance that such licenses, if required, will be available on acceptable terms.

Where appropriate, we also rely on trade secrets to protect aspects of our technology. However, trade secrets are difficult to protect. We protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants and collaborators. These parties may breach these agreements, and we may not have adequate remedies for any breach. Our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that we or our consultants or collaborators use intellectual property owned by others, we may have disputes with our collaborators or consultants or other third parties as to the rights in related or resulting know-how and inventions.

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

Financial information regarding the geographic areas in which we operate is included in Note 1 to the Financial Statements: Segment and Geographic Information.

Concentration of Risk

In 2008, Genentech, Novartis and SPRI each provided more than 10% of our total revenues, none of which represent a related party to XOMA. These key customers accounted for 81% of our total revenues in 2008 and represented 64% of the accounts receivable balance at December 31, 2008. NIAID accounted for an additional 28% of the accounts receivable balance at December 31, 2008. The loss of one or more of these customers could have a material adverse effect on our business and financial condition.

In 2007, Pfizer, Genentech, SPRI and NIAID each provided more than 10% of our total revenues, none of which represent a related party to XOMA. These key customers accounted for approximately 99% of our accounts receivable balance at December 31, 2007. In 2006, Genentech and NIAID each provided more than 10% of our total revenues. These key customers accounted for approximately 39% of the accounts receivable balance at December 31, 2006. SPRI accounted for an additional 45% of the accounts receivable balance at December 31, 2006.

Organization

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

Employees

On January 15, 2009, the Company announced a workforce reduction of approximately 42 percent or 144 employees, a majority of which were employed in manufacturing and related support functions. This decision was based on a decrease in forecasted contract manufacturing demand in 2009.

As of March 6, 2009, we employed approximately 335 full-time employees (none of which are unionized) at our facilities, principally in Berkeley, California, and, due to the workforce reduction, expect to have approximately 200 employees as of March 17, 2009. Our employees are primarily engaged in clinical, process development, research and product development, and in executive, business development, finance and administrative positions. We consider our employee relations to be excellent.

Available Information

For information on XOMA’s investment prospects and risks, please contact Investor Relations and Corporate Communications at (800) 246-9662 or by sending an e-mail message to investorrelations@xoma.com. Our principal executive offices are located at 2910 Seventh Street, Berkeley, California 94710, U.S.A. Our telephone number is (510) 204-7200.

The following information can be found on our website at http://www.xoma.com or can be obtained free of charge by contacting our Investor Relations Department:

•

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports will be available as soon as reasonably practicable after such material is electronically filed with the United States Securities and Exchange Commission (“SEC”). All reports we file with the SEC can also be obtained free of charge via EDGAR through the SEC’s website at http://www.sec.gov.

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

While our refocused business strategy will reduce capital expenditures and other operating expenses, we will need to commit substantial funds to continue development of our product candidates and we may not be able to obtain sufficient funds on acceptable terms, or at all. If adequate funds are not available, we may have to raise additional funds in a manner that may dilute or otherwise adversely affect the rights of existing shareholders, curtail or cease operations, or file for bankruptcy protection in extreme circumstances. We have spent, and we expect to continue to spend, substantial funds in connection with:

•	research and development relating to our product candidates and production technologies,

•	various human clinical trials, and

•	protection of our intellectual property.

We finance our operations primarily through our multiple revenue streams resulting from the licensing of our antibody technologies, product royalties, development collaborations and biodefense contracts, and sales of XOMA’s common shares. Based on current spending levels, anticipated revenues, collaborator funding and other sources of funding we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through the next twelve months, excluding a potential acceleration of debt due to an anticipated decline in RAPTIVA® royalty revenue in 2009. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. We expect sales of RAPTIVA® to decline significantly as a result of recent events, and we anticipate that as a consequence we will be in violation of or default under the relevant provisions of our loan from Goldman Sachs during the second or third quarter of this year. In the event we are not able to restructure the terms of our loan from Goldman Sachs and otherwise maintain at least twelve months of cash resources, there will be substantial doubt as to our ability to continue as a going concern. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. As a result, we do not know when or whether:

•	operations will generate meaningful funds,

•	royalties will be sufficient to meet debt covenants,

•	additional agreements for product development funding can be reached,

•	strategic alliances can be negotiated, or

•	adequate additional financing will be available for us to finance our own development on acceptable terms, or at all.

Cash balances and operating cash flow are influenced primarily by the timing and level of payments by our licensees and development partners, as well as by our operating costs.

Our independent registered public accountants have indicated there is substantial doubt as to our ability to continue as a going concern.

Our independent registered public accounting firm has included in their report for our fiscal year ended December 31, 2008 a qualification with respect to our ability to continue as a going concern. Our consolidated financial statements have been prepared on the basis of going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we would have to liquidate our assets and the values we receive for our assets in liquidation could be significantly lower than the values at which they are carried on our consolidated financial statements. The inclusion of a going concern qualification in our independent registered public accounting firm’s audit opinion for the year ended December 31, 2008 may materially adversely affect our share price and our ability to raise new capital.

Global credit and financial market conditions may reduce our ability to access capital and cash and could negatively impact the value of our current portfolio of cash equivalents or short-term investments and our ability to meet our financing objectives.

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

Recent volatility in the financial markets has also created liquidity problems in investments previously thought to bear a minimal risk. For example, money market fund investors, including us, have in the past been unable to retrieve the full amount of funds, even in highly-rated liquid money market accounts, upon maturity. An inability to retrieve funds from money market and similar short-term investments as they mature in the future could have a material and adverse impact on our business, results of operations and cash flows. As of December 31, 2008, we have received the full amount of proceeds from matured money market fund investments.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since December 31, 2008, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives.

Our level of leverage and debt service obligations could adversely affect our financial condition.

As of December 31, 2008, we had approximately $63.3 million of indebtedness outstanding, including $12.9 million with Novartis and $50.4 million with Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”). We may not be able to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We may also incur additional debt that may be secured.

In connection with our original collaboration with Novartis, Novartis extended a loan to us (through our U.S. subsidiary) to fund up to 75% of our expenses thereunder, of which $12.9 million was outstanding as of December 31, 2008. The loan bears interest at an annual rate of six-month LIBOR plus 2%, which was equal to 3.85% at December 31, 2008, and any unpaid principal amount together with accrued and unpaid interest is due and payable in full in June of 2015. This loan is secured by a pledge of our interest in the collaboration. Although the collaboration was restructured in November of 2008 and we may not draw any additional funds under the loan facility, we remain liable for amounts previously borrowed under this facility.

In November of 2006, XOMA (US) LLC entered into a five-year, $35.0 million term royalty-based loan facility with Goldman Sachs and borrowed the full amount thereunder. In May of 2008, this term loan facility was replaced with a new five-year term royalty-based loan facility. The loan bears interest at an annual rate equal to the greater of six-month LIBOR or 3%, plus a margin of 8.5%. As of December 31, 2008, the interest rate on this loan was 12.3%. The outstanding balance of the new facility as of December 31, 2008 was $50.4 million.

The new Goldman Sachs loan is guaranteed by XOMA and secured by the payment rights relating to RAPTIVA®, LUCENTIS® and CIMZIA® . So long as this loan is outstanding, these assets will not be available to XOMA or any other lender to secure future indebtedness.

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

Because we expect the royalty payments we receive on sales of RAPTIVA® to decline significantly, we anticipate that we will be in violation of or default under our debt to Goldman Sachs if we cannot successfully restructure the terms of this debt.

Our loan agreement with Goldman Sachs includes provisions that allow the lenders to accelerate our obligation to repay the debt or to pursue other remedies against us in certain circumstances. For example, the terms of this debt include a financial covenant that requires us to maintain a specified ratio of royalties collected to interest payable and another covenant that requires quarterly U.S. and outside-the-U.S. sales of RAPTIVA® and LUCENTIS® to exceed certain specified minimum levels. This means that our ability to comply with these requirements is dependent on continued sales by Genentech, UCB and their partners of these products at adequate levels, and any significant reduction in such sales could cause us to violate or be in default under these provisions, which could result in acceleration of our obligation to repay this debt.

In February of 2009, the EMEA announced that it has recommended suspension of the marketing authorization of RAPTIVA® in the European Union, EMD Serono announced that, in consultation with Health Canada, it will suspend marketing of RAPTIVA® in Canada and the FDA issued a public health advisory concerning three confirmed reports, and one possible report, of PML in patients using RAPTIVA®. We expect sales of RAPTIVA® to decline significantly as a result of these and other related events, and we anticipate that as a consequence we will be in violation of or default under the relevant provisions of this loan during the second or third quarter of this year. We are currently in discussions with the lenders regarding a restructuring of the terms of this loan to address the effects of these developments. However, there can be no assurance that we will reach agreement with the lenders on acceptable terms, or at all, as a result of these discussions.

If the trading price of our common shares fails to comply with the continued listing requirements of The NASDAQ Global Market, we would face possible delisting, which would result in a limited public market for our common shares and make obtaining future debt or equity financing more difficult for us.

NASDAQ-listed companies are subject to delisting for, among other things, failure to maintain a minimum closing bid price per share of $1.00 for 30 consecutive business days. The closing price per share of our common shares was below $1.00 for 13 consecutive business days during November and December of 2008 and has been below $1.00 since December 9, 2008. NASDAQ has temporarily suspended the minimum bid price requirement in response to current market conditions. This suspension is currently set to expire on April 20, 2009. Although NASDAQ had informally indicated that it may extend this suspension, there can be no assurance that it will do so.

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

We have experienced significant losses and, as of December 31, 2008, we had an accumulated deficit of $785.1 million.

For the year ended December 31, 2008, we had a net loss of approximately $45.2 million or $0.34 per common share (basic and diluted). For the year ended December 31, 2007, we had a net loss of approximately $12.3 million or $0.10 per common share (basic and diluted).

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

We are authorized to issue, without shareholder approval, 1,000,000 preference shares, of which 2,959 were issued and outstanding as of March 6, 2009, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common shares. In addition, we are authorized to issue, generally without shareholder approval, up to 210,000,000 common shares, of which 142,244,227 were issued and outstanding as of March 6, 2009. If we issue additional equity securities, the price of our common shares may be materially and adversely affected. On October 21, 2008, we entered into a common share purchase agreement with Azimuth Opportunity, Ltd. (“Azimuth”), pursuant to which we obtained a committed equity line of credit facility under which we may sell up to $60 million of our registered common shares to Azimuth over a 24-month period, subject to certain conditions and limitations. As of March 6, 2009, we have sold 7,932,432 common shares under this facility for aggregate gross proceeds of $7.5 million.

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

There can be no assurance that the market price of our common shares will not decline below its present market price or that there will be an active trading market for our common shares. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. We have experienced significant volatility in the price of our common shares. From January 1, 2008 through March 6, 2009, our share price has ranged from a high of $3.37 to a low of $0.48. Factors contributing to such volatility include, but are not limited to:

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

The results of the preclinical studies and clinical testing, together with chemistry, manufacturing and controls information, are submitted to the FDA and other health authorities in the form of a new drug application for a pharmaceutical product, and in the form of a BLA for a biological product, requesting approval to commence commercial sales. In responding to a new drug application or an antibody license application, the FDA or foreign health authorities may grant marketing approvals, request additional information or further research, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. Regulatory approval of a new drug application, BLA, or supplement is never guaranteed, and the approval process can take several years and is extremely expensive. The FDA and foreign health authorities have substantial discretion in the drug and biologics approval processes. Despite the time and expense incurred, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical, clinical or manufacturing-related studies.

Changes in the regulatory approval policy during the development period, changes in, or the enactment of additional regulations or statutes, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. State regulations may also affect our proposed products. The FDA has substantial discretion in both the product approval process and manufacturing facility approval process and, as a result of this discretion and uncertainties about outcomes of testing, we cannot predict at what point, or whether, the FDA will be satisfied with our or our collaborators’ submissions or whether the FDA will raise questions which may be material and delay or preclude product approval or manufacturing facility approval. As we accumulate additional clinical data, we will submit it to the FDA, and such data may have a material impact on the FDA product approval process.

Even once approved, a product may be subject to additional testing or significant marketing restrictions or its approval may be withdrawn.

Even if the FDA, the European Commission or another regulatory agency approves a product candidate for marketing, the approval may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials, and the FDA, European Commission or other regulatory agency may subsequently withdraw approval based on these additional trials

Even for approved products such as RAPTIVA®, LUCENTIS® and CIMZIA®, the FDA, European Commission or other regulatory agency may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product. For example, in February of 2009, the FDA issued a public health advisory concerning three confirmed reports, and one possible report, of PML in patients using RAPTIVA®. Genentech has stated that it is working with the FDA to determine appropriate next steps, which may include significant restrictions in the use of, or suspension or withdrawal of regulatory approval for, RAPTIVA®.

Furthermore, a marketing approval of a product may be withdrawn by the FDA, the European Commission or another regulatory agency based, for example, on subsequently-arising safety concerns. In February of 2009, the EMEA announced that it has recommended suspension of the marketing authorization of RAPTIVA® in the European Union and that the CHMP has concluded that the benefits of RAPTIVA® no longer outweigh its risks because of safety concerns, including the occurrence of PML in patients taking the medicine.

The FDA, European Commission and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

We face uncertain results of clinical trials of our potential products.

Our potential products, including XOMA 052 and XOMA 3AB, will require significant additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy and expensive, often taking a number of years. As clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly. As a result, it is uncertain whether:

•	our future filings will be delayed,

•	our preclinical and clinical studies will be successful,

•	we will be successful in generating viable product candidates to targets,

•	we will be able to provide necessary additional data,

•	results of future clinical trials will justify further development, or

•	we will ultimately achieve regulatory approval for any of these product candidates.

For example, in 2003, we completed two Phase 1 trials of XOMA 629, a BPI-derived topical peptide compound targeting acne, evaluating the safety, skin irritation and pharmacokinetics. In January of 2004, we announced the initiation of Phase 2 clinical testing in patients with mild-to-moderate acne. In August of 2004, we announced the results of a Phase 2 trial with XOMA 629 gel. The results were inconclusive in terms of clinical benefit of XOMA 629 compared with vehicle gel. In 2007, after completing an internal evaluation of this program, we chose to reformulate and focus development efforts on the use of this reformulated product candidate in superficial skin infections, including impetigo and the eradication of staphylococcus aureus, including MRSA. In the fourth quarter of 2008, we decided to curtail all spending on XOMA 629 in response to current economic conditions and to focus our financial resources on XOMA 052.

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

We license technologies from third parties. These technologies include but are not limited to phage display technologies licensed to us in connection with our bacterial cell expression technology licensing program. However, our experience with some of these technologies remains relatively limited and, to varying degrees, we are still dependent on the licensing parties for training and technical support for these technologies. In addition, our use of these technologies is limited by certain contractual provisions in the licenses relating to them and, although we have obtained numerous licenses, intellectual property rights in the area of phage display are particularly complex. If the owners of the patent rights underlying the technologies we license do not properly maintain or enforce those patents, our competitive position and business prospects could be harmed. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce our licensed intellectual property. Our licensors may not successfully prosecute the patent applications to which we have licenses, or our licensors may fail to maintain existing patents. They may determine not to pursue litigation against other companies that are infringing these patents, or they may pursue such litigation less aggressively than we would. Our licensors may also seek to terminate our license, which could cause us to lose the right to use the licensed intellectual property and adversely affect our ability to commercialize our technologies, products or services.

Our present and future revenues rely significantly on sales of products marketed and sold by others.

Currently, our revenues rely significantly upon sales of RAPTIVA® and LUCENTIS®, in which we have only royalty interests. RAPTIVA® was approved by the FDA on October 27, 2003, for the treatment of chronic moderate-to-severe plaque psoriasis in adults who are candidates for systemic therapy or phototherapy. Genentech and Merck Serono, Genentech’s international marketing partner for RAPTIVA®, are responsible for the marketing and sales effort in support of this product. In September of 2004, Merck Serono announced that RAPTIVA® had received approval for use in the European Union and the product was launched in several European Union countries in the fourth quarter of 2004. LUCENTIS® was approved by the FDA on June 30, 2006, for the treatment of age-related macular degeneration. Genentech and Novartis, Genentech’s international marketing partner for LUCENTIS®, are responsible for the marketing and sales effort in support of this product. We also receive revenues from sales of CIMZIA® in the U.S. and Switzerland, in which we only have a royalty interest, and royalties received therefrom through December 31, 2008 have been immaterial. CIMZIA® was approved by the FDA on April 22, 2008 for the treatment of moderate-to-severe Crohn’s disease in adults who have not responded to conventional therapies. In March of 2008, UCB announced that the CHMP of the EMEA had rejected UCB’s appeal following CHMP’s previously-announced refusal of UCB’s marketing authorization application for CIMZIA® in the treatment of Crohn’s disease. UCB is responsible for the marketing and sales effort in support of this product. We have no role in marketing and sales efforts, and Genentech, Merck Serono, Novartis and UCB do not have an express contractual obligation to us regarding the marketing or sales of RAPTIVA®, LUCENTIS® or CIMZIA®.

Successful commercialization of RAPTIVA®, LUCENTIS® and CIMZIA® is subject to a number of risks, including, but not limited to:

•	Genentech’s, Merck Serono’s, Novartis’ and UCB’s willingness and ability to implement their marketing and sales effort and achieve sales;

•	the strength of competition from other products being marketed or developed to treat psoriasis, age-related macular degeneration and Crohn’s disease;

•	the occurrence of adverse events which may give rise to safety concerns;

•	physicians’ and patients’ acceptance of RAPTIVA® as a treatment for psoriasis, LUCENTIS® as a treatment for age-related macular degeneration and CIMZIA® as a treatment for Crohn’s disease;

•	manufacturer’s ability to provide manufacturing capacity to meet demand for the products;

•	pricing and reimbursement issues; and

•	expiration of patents and royalties.

For example, in February of 2009, the EMEA announced that it has recommended suspension of the marketing authorization of RAPTIVA® in the European Union and EMD Serono has announced that, in consultation with Health Canada, it will suspend marketing of RAPTIVA® in Canada. Merck Serono has stated

that it will work closely with the European health authorities to undertake all necessary measures to comply with the EMEA recommendation. Also in February of 2009, the FDA issued a public health advisory concerning three confirmed reports, and one possible report, of PML in patients using RAPTIVA®. Genentech has stated that, based on the medical information available for these cases, it believes that RAPTIVA® increases the risk of PML and that prolonged exposure to RAPTIVA® or older age may further increase this risk. Genentech has also stated that it is working with the FDA to determine appropriate next steps, which may include significant restrictions in the use of, or suspension or withdrawal of regulatory approval for, RAPTIVA®. We expect sales of RAPTIVA® to decline significantly as a result of these events.

According to Genentech, United States sales of RAPTIVA® during 2008 were $108 million, compared with $107 million and $90 million during 2007 and 2006, respectively. According to Merck Serono, sales of RAPTIVA® outside of the U.S. during 2008 were approximately $134 million, compared with $106 million and $70 million during 2007 and 2006, respectively. According to Genentech, U.S. sales of LUCENTIS® were $875 million during 2008 compared with $815 million and $380 million during 2007 and 2006, respectively. According to Novartis, sales of LUCENTIS® outside the United States were $886 million in 2008 compared with $393 million and $27 million during 2007 and 2006, respectively. According to UCB, worldwide sales of CIMZIA® were approximately $13 million during 2008.

Given our current reliance on RAPTIVA® and LUCENTIS® as principal sources of revenues, any material adverse developments with respect to the commercialization of RAPTIVA® or LUCENTIS® may cause our revenues to decrease and may cause us to incur additional losses in the future.

We do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest.

Although RAPTIVA® was approved in the United States in October of 2003 and in the European Union in 2004 and LUCENTIS® was approved in the United States in June of 2006, in the European Union in January of 2007 and in Japan in January of 2009, their acceptance in the marketplace may not continue. Although CIMZIA® was approved in the United States in April of 2008 and in Switzerland in September of 2007, it may not be accepted in the marketplace. Furthermore, even if other products in which we have an interest receive approval in the future, they may not be accepted in the marketplace. In addition, we or our collaborators or licensees may experience difficulties in launching new products, many of which are novel and based on technologies that are unfamiliar to the healthcare community. We have no assurance that healthcare providers and patients will accept such products, if developed. For example, physicians and/or patients may not accept a product for a particular indication because it has been biologically derived (and not discovered and developed by more traditional means) or if no biologically derived products are currently in widespread use in that indication. Similarly, physicians may not accept a product, such as RAPTIVA®, LUCENTIS® or CIMZIA®, if they believe other products to be more effective or are more comfortable prescribing other products.

Safety concerns may also arise in the course of on-going clinical trials or patient treatment as a result of adverse events or reactions. For example, in February of 2009, the EMEA announced that it has recommended suspension of the marketing authorization of RAPTIVA® in the European Union and EMD Serono has announced that, in consultation with Health Canada, it will suspend marketing of RAPTIVA® in Canada. Merck Serono has stated that it will work closely with the European health authorities to undertake all necessary measures to comply with the EMEA recommendation. Also in February of 2009, the FDA issued a public health advisory concerning three confirmed reports, and one possible report, of PML in patients using RAPTIVA®. Genentech has stated that, based on the medical information available for these cases, it believes that RAPTIVA increases the risk of PML and that prolonged exposure to RAPTIVA® or older age may further increase this risk. Genentech has also stated that it is working with the FDA to determine appropriate next steps, which may include significant restrictions in the use of, or suspension or withdrawal of regulatory approval for, RAPTIVA® and that it will likely see a reduction in demand for RAPTIVA® in the future. We expect demand for RAPTIVA® to decline significantly as a result of these events.

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

Genentech is responsible for manufacturing or arranging for the manufacturing of commercial quantities of RAPTIVA® and LUCENTIS®. UCB is responsible for manufacturing or arranging for the manufacturing of commercial quantities of CIMZIA®. Should Genentech or UCB have difficulty in providing manufacturing capacity to produce these products in sufficient quantities, we do not know whether they will be able to meet market demand. If not, we will not realize revenues from the sales of these products. If any of our product candidates are approved, because we have never commercially introduced any pharmaceutical products, we do not know whether the capacity of our existing manufacturing facilities can be increased to produce sufficient quantities of our products to meet market demand. Also, if we or our third party collaborators or licensees need additional manufacturing facilities to meet market demand, we cannot predict that we will successfully obtain those facilities because we do not know whether they will be available on acceptable terms. In addition, any manufacturing facilities acquired or used to meet market demand must meet the FDA’s quality assurance guidelines.

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

•

In March of 2004, we announced we had agreed to collaborate with Chiron Corporation (now Novartis) for the development and commercialization of antibody products for the treatment of cancer. In April of 2005, we announced the initiation of clinical testing of the first product candidate out of the collaboration, HCD122, an anti-CD40 antibody, in patients with advanced CLL. In October of 2005, we announced the initiation of the second clinical trial of HCD122 in patients with multiple myeloma. In November of 2008, we announced the restructuring of this product development collaboration, which involves six development programs including the ongoing HCD122 program. In exchange for cash and debt reduction on our existing loan facility with Novartis, Novartis will have control over the HCD122 program and the additional ongoing program, as well as the right to expand the development of these programs into additional indications outside of oncology. We may, in the future, receive milestones of up to $14.0 million and double-digit royalty rates for two ongoing product programs, including HCD122. The agreement also provides us with options to develop or receive royalties on four additional programs.

•

In March of 2005, we entered into a contract with NIAID to produce three monoclonal antibodies designed to protect United States citizens against the harmful effects of botulinum neurotoxin used in bioterrorism. In July of 2006, we entered into an additional contract with NIAID for the development of an appropriate formulation for human administration of these three antibodies in a single injection. In September of 2008, we announced that we were awarded an additional contract with NIAID to support our on-going development of drug candidates toward clinical trials in the treatment of botulism poisoning.

•

We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 50 companies. As of December 31, 2008, we were aware of two antibody products manufactured using this technology that have received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular (wet) age-related macular degeneration and UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease.

Because our collaborators and licensees are independent third parties, they may be subject to different risks than we are and have significant discretion in determining the efforts and resources they will apply related to their agreements with us. If these collaborators and licensees do not successfully develop and market these products, we may not have the capabilities, resources or rights to do so on our own. We do not know whether our collaborators or licensees will successfully develop and market any of the products that are or may become the subject of one of our collaboration or licensing arrangements. In particular, each of these arrangements provides for funding solely by our collaborators or licensees. Furthermore, our contracts with NIAID contain numerous standard terms and conditions provided for in the applicable federal acquisition regulations and customary in many government contracts. Uncertainty exists as to whether we will be able to comply with these terms and conditions in a timely manner, if at all. In addition, given our relative lack of experience in programs under contract with government agencies, we are uncertain as to the extent of NIAID’s demands and the flexibility that will be granted to us in meeting those demands.

Even when we have a collaborative relationship, other circumstances may prevent it from resulting in successful development of marketable products.

•

In September of 2004, we entered into a collaboration arrangement with Aphton for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. In January of 2006, Aphton announced that its common stock had been delisted from NASDAQ. In May of 2006, Aphton filed for bankruptcy protection under Chapter 11, Title 11 of the United States Bankruptcy Code.

•

In September of 2005, we signed a letter agreement with Cubist Pharmaceuticals, Inc. (“Cubist”) to develop production processes and to manufacture a novel two-antibody biologic in quantities sufficient to conduct Phase 3 clinical trials. In July of 2006, Cubist announced that it had decided to cease investment in this product candidate because of stringent FDA requirements for regulatory approval, and as a result we have terminated our letter agreement with Cubist.

•

In September of 2006, we entered into an agreement with Taligen Therapeutics, Inc. (“Taligen”) which formalized an earlier letter agreement, which was signed in May of 2006, for the development and cGMP manufacture of a novel antibody fragment for the potential treatment of inflammatory diseases. In May of 2007, we and Taligen entered into a letter agreement which provides that we will not produce a cGMP batch at clinical scale pursuant to the terms of the agreement entered into in September of 2006. In addition, the letter agreement provides that we will conduct and complete the technical transfer of the process to Avecia Biologics Limited or its designated affiliate (“Avecia”). The letter agreement also provides that, subject to payment by Taligen of approximately $1.7 million, we will grant to Avecia a non-exclusive, worldwide, paid-up, non-transferable, non-sublicensable, perpetual license under our-owned project innovations. We have received $0.6 million as the first installment under the payment terms of the letter agreement and are entitled to receive two additional payments totaling approximately $1.1 million upon fulfillment of certain obligations. We have not received any further payments from Taligen and do not know whether we will receive the remaining $1.1 million. This amount has not been recognized as revenue and is not included as an accounts receivable asset as of December 31, 2008.

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

XOMA 052

XOMA has initiated clinical testing of XOMA 052, a potent anti-inflammatory monoclonal antibody targeting IL-1 beta, in Type 2 diabetes patients. It is possible that other companies may be developing other products based on the same therapeutic target as XOMA 052 and that these products may prove more effective than XOMA 052. We are aware that:

•

Amgen has been developing AMG 108, a fully human monoclonal antibody that targets inhibition of the action of IL-1. On April 28, 2008, Amgen discussed results from its recently completed Phase 2 study in rheumatoid arthritis. AMG 108 showed statistically significant improvement in the signs and symptoms of rheumatoid arthritis and was well tolerated. Amgen announced it is focusing on other opportunities for the antibody.

•

In 2008, Biovitrum AB obtained a worldwide exclusive license to Amgen Inc.’s Kineret® (anakinra) for its current approved indication. Kineret® is an IL-1 receptor antagonist (IL-1ra) currently marketed to treat rheumatoid arthritis and has been evaluated over the years in multiple IL-1 mediated diseases, including Type 2 diabetes and other indications we are considering for XOMA 052.

•

Novartis has been developing ACZ885 or canakinumab, a fully human anti-IL-1beta monoclonal antibody targeting IL-1 beta, and reported positive results in Phase 1 proof of concept clinical trials in rheumatoid arthritis and in Muckle-Wells Syndrome in June of 2006. In July of 2007, they reported advancing ACZ885 into Phase 3 clinical trials for Muckle-Wells Syndrome and in December of 2007, they entered Phase 2 testing of ACZ885 in patients with Type 2 Diabetes Mellitus.

•

In February of 2008, Regeneron Pharmaceuticals, Inc. (“Regeneron”) announced it had received marketing approval from the FDA for ARCALYST™ (rilonacept) Injection for Subcutaneous Use, an interleukin-1 blocker or IL-1 Trap, for the treatment of Cryopyrin-Associated Periodic Syndromes, including Familial Cold Auto-inflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 and older. In September of 2007, Regeneron also announced that treatment with rilonacept demonstrated a statistically significant reduction in patient pain scores in a single-blind, placebo run-in-controlled study of 10 patients with chronic active gout. In November of 2007, Regeneron announced it had initiated a Phase 2 safety and efficacy trial of rilonacept in the prevention of gout flares induced by the initiation of uric acid-lowering drug therapy used to control the disease. In September of 2008, Regeneron announced that the recently completed Phase 2 study of rilonacept demonstrated a statistically significant reduction in gout flares versus the placebo.

XOMA 3AB

•

In May of 2006, the U.S. Department of Health & Human Services awarded Cangene Corporation a five-year, $362 million contract under Project Bioshield. The contract requires Cangene to manufacture and supply 200,000 doses of an equine heptavalent botulism anti-toxin to treat individuals who have been exposed to the toxins that cause botulism.

•	Emergent BioSolutions, Inc. is currently in development of a botulism immunoglobulin candidate that may compete with our anti-botulinum neurotoxin monoclonal antibodies.

•

We are aware of additional companies that are pursuing biodefense-related antibody products. PharmAthene and Human Genome Sciences, Inc. are developing anti-anthrax antibodies. Cangene and Emergent BioSolutions, Inc. are developing anti-anthrax immune globulin products. These products may compete with our efforts in the areas of other monoclonal antibody-based biodefense products, and the manufacture of antibodies to supply strategic national stockpiles.

RAPTIVA®

•

In April of 2004, Amgen Inc. and its partner Wyeth Pharmaceuticals, a division of Wyeth, announced that their rheumatoid arthritis and psoriatic arthritis drug, Enbrel®, had been approved by the FDA for the same psoriasis indication as RAPTIVA® and, in September of 2004, they announced that the product received approval in the European Union in this same indication.

•

On January 18, 2008, Abbott Labs announced that the FDA had approved Humira® (adalimumab) as a treatment for adult patients with moderate-to-severe chronic plaque psoriasis. Abbott Labs had previously announced in December of 2007 that Humira® (adalimumab) had received marketing authorization from the European Commission for use as a treatment for moderate-to-severe plaque psoriasis.

•

In September of 2006, Centocor, Inc. (“Centocor”), a unit of Johnson & Johnson, announced that its rheumatoid arthritis and Crohn’s disease drug, Remicade® (infliximab) had been approved by the FDA for the treatment of adult patients with chronic severe (i.e. extensive and/or disabling) plaque psoriasis who are candidates for systemic therapy and when other systemic therapies are medically less appropriate. This drug had already been approved to treat plaque psoriasis in the European Union, psoriatic arthritis in the United States and, in combination with methotrexate, in the European Union.

•

In June of 2008, Centocor announced that an advisory panel to the FDA has unanimously recommended approval of ustekinumab (CNTO 1275), a fully human monoclonal antibody that targets the cytokines interleukin-12 (IL-12) and interleukin-23 (IL-23) for the treatment of moderate-to-severe plaque psoriasis. In November of 2008, the CHMP adopted a positive opinion for ustekinumab for the treatment of moderate-to-severe plaque psoriasis in adult patients who failed to respond to other systemic therapies, and in December of 2008 the Canadian Health Authority approved the use of ustekinumab for the treatment of chronic moderate-to-severe plaque psoriasis in adult patients who are candidates for phototherapy or systemic therapy.

•

Astellas Pharma US, Inc. purchased the worldwide rights to Amevive® , which has been approved in the United States and Canada to treat the same psoriasis indication as RAPTIVA®, from Biogen Idec Inc. (“Biogen”), in March of 2006.

•

In February of 2009, the EMEA announced that it has recommended suspension of the marketing authorization of RAPTIVA® in the European Union, EMD Serono announced that, in consultation with Health Canada, it will suspend marketing of RAPTIVA® in Canada and the FDA issued a public health advisory concerning three confirmed reports, and one possible report, of PML in patients using RAPTIVA®. Genentech has stated that it expects RAPTIVA® to lose market share to competitors due to cases of PML in RAPTIVA® patients.

•	Other companies are developing monoclonal antibody or other products for treatment of inflammatory skin disorders.

LUCENTIS®

In addition to LUCENTIS®, there are two other FDA-approved therapies to treat macular degeneration: Pfizer’s and OSI Pharmaceuticals, Inc.’s Macugen® and Novartis’ and QLT Inc.’s Visudyne®. LUCENTIS® also competes with Genentech’s cancer drug Avastin®.

CIMZIA®

In addition to CIMZIA®, there are two other FDA-approved anti-TNF therapies to treat moderate-to-severe active Crohn’s disease in adults: Johnson & Johnson’s Remicade® (infliximab) and Abbott Laboratories’ Humira® (adalimumab).

Manufacturing risks and inefficiencies may adversely affect our ability to manufacture products for ourselves or others.

To the extent we continue to provide manufacturing services for our own benefit or to third parties, we are subject to manufacturing risks. Additionally, unanticipated fluctuations in customer requirements have led and may continue to lead to manufacturing inefficiencies. We must utilize our manufacturing operations in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining acceptable product quality and manufacturing costs. Additional resources and changes in our manufacturing processes may be required for each new product, product modification or customer or to meet changing regulatory or third party requirements, and this work may not be successfully or efficiently completed. In addition, to the extent we continue to provide manufacturing services, our fixed costs, such as facility costs, would be expected to increase, as would necessary capital investment in equipment and facilities.

Manufacturing and quality problems may arise in the future to the extent we continue to perform these services for our own benefit or for third parties. Consequently, our development goals or milestones may not be achieved in a timely manner or at a commercially reasonable cost, or at all. In addition, to the extent we continue to make investments to improve our manufacturing operations, our efforts may not yield the improvements that we expect.

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

For example, in connection with our licensing transactions relating to our bacterial cell expression technology, we have in the past and may in the future agree to accept equity securities of the licensee in payment of license fees. The future value of these or any other shares we receive is subject both to market risks affecting our ability to realize the value of these shares and more generally to the business and other risks to which the issuer of these shares may be subject.

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

We have established an extensive portfolio of patents and applications, both United States and foreign, related to our BPI-related product candidates, including novel compositions, their manufacture, formulation, assay and use. We have also established a portfolio of patents, both United States and foreign, related to our bacterial cell expression technology, including claims to novel promoter sequences, secretion signal sequences, compositions and methods for expression and secretion of recombinant proteins from bacteria, including immunoglobulin gene products. Most of the more important European patents in our bacterial cell expression patent portfolio expired in July of 2008.

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

Our research, product development and business efforts could be adversely affected by the loss of one or more key members of our scientific or management staff, particularly our executive officers: Steven B. Engle, our Chairman, Chief Executive Officer and President; Fred Kurland, our Vice President, Finance and Chief Financial Officer; Patrick J. Scannon, M.D., Ph.D., our Executive Vice President and Chief Biotechnology Officer; and Christopher J. Margolin, our Vice President, General Counsel and Secretary. We currently have no key person insurance on any of our employees.

We may not realize the expected benefits of our initiatives to reduce costs across our operations.

We are pursuing and may continue to pursue a number of initiatives to reduce costs across our operations, including workforce reductions. In January of 2009, we implemented a workforce reduction of approximately 42% in order to improve our cost structure. We expect an annualized reduction of approximately $27 million in cash expenditures when changes are completed in the second quarter of 2009 and to record a charge in the first quarter of 2009 of approximately $3 million for severance and other costs related to the workforce reduction. We anticipate that we will incur some level of restructuring charges through the remainder of 2009 as we continue to implement these cost reduction initiatives.

We may not realize some or all of the expected benefits of our current and future initiatives to reduce costs. In addition to restructuring or other charges, we may experience disruptions in our operations as a result of these initiatives.

Because we are a relatively small biopharmaceutical company with limited resources, we may not be able to attract and retain qualified personnel.

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 335 employees as of March 6, 2009, and due to a workforce reduction, we expect to have approximately 200 employees as of March 17, 2009. We anticipate that we will require additional experienced executive, accounting, research and development, legal, administrative and other personnel in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

It may be difficult to enforce a judgment obtained against us because we are a foreign entity.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters and development and manufacturing facilities are located in Berkeley and Emeryville, California. We currently lease five buildings, and space in a sixth building, which house our research and development laboratories, manufacturing facilities and office space. A separate technology development and pilot scale manufacturing facility is owned by us.

On January 15, 2009, the Company announced a workforce reduction of approximately 42 percent or 144 employees, a majority of which were employed in manufacturing and related support functions. This decision was based on a decrease in forecasted contract manufacturing demand in 2009. As a result, we are temporarily suspending operations in four of our leased buildings. Our leases on these four buildings expire in the period from 2011 to 2014 and total minimum lease payments due from January of 2009 until expiration of the leases are $7.2 million. We are currently evaluating our options as to the future use of these leased spaces.

We will maintain our technology development and pilot scale manufacturing facility, and two leased buildings will house our research and development laboratories and office space. Subject to future manufacturing demand, we believe that these three facilities will be suitable and adequate for our current level of operations and anticipated growth in the near future.

In 2008, we produced multiple anti-botulinum neurotoxin antibodies, sufficient quantities of XOMA 052 for planned studies and numerous other small-scale development runs, pursuant to a drug manufacturing license obtained from the State of California. We also have an Investigational Medicinal Products (“IMP”) Certification from the Medicines and Healthcare Products Regulatory Agency of the United Kingdom which permits production of clinical trial materials for use in the European Union.

Item 3.	Legal Proceedings

In September of 2004, XOMA (US) LLC entered into a collaboration with Aphton for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. In May of 2006, Aphton filed for bankruptcy protection under Chapter 11, Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, No. 06-10510 (CSS). XOMA (US) LLC filed a proof of claim in the proceeding, as an unsecured creditor of Aphton, for approximately $594,000. Aphton and the Official Committee of Unsecured Creditors filed a Proposed Plan of Reorganization that would result in a liquidation of Aphton. The creditors have voted in favor of the plan, and the bankruptcy court has confirmed it. It is not presently known what, if any, distributions will be made to holders of unsecured claims. There were no developments material to XOMA in the United States Bankruptcy Court proceedings involving Aphton during the year ended December 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were brought to a vote of our shareholders in the quarter ended December 31, 2008.

Supplementary Item: Executive Officers of the Registrant

Our executive officers and their respective ages, as of December 31, 2008, and positions are as follows:

Name	Age	Title
Steven B. Engle	54	Chairman, Chief Executive Officer and President

Patrick J. Scannon, M.D., Ph.D.	61	Executive Vice President and Chief Biotechnology Officer

Fred Kurland	58	Vice President, Finance and Chief Financial Officer

Christopher J. Margolin, Esq.	62	Vice President, General Counsel and Secretary

Effective August 8, 2008, J. David Boyle II, then the Company’s Vice President, Finance and Chief Financial Officer, resigned. The Company appointed a new Vice President, Finance and Chief Financial Officer, Fred Kurland, effective December 28, 2008.

The Board of Directors elects all officers annually. There is no family relationship between or among any of the officers or directors.

Business Experience

Mr. Engle is XOMA’s Chairman, Chief Executive Officer and President. He has more than 25 years of executive leadership and biotechnology and pharmaceutical industry experience. Prior to joining XOMA in 2007, he served as Chairman of the Board and Chief Executive Officer of La Jolla Pharmaceutical Company, a publicly-held biopharmaceutical company focused on the research and development of therapeutic products for autoimmune and antibody-mediated diseases. He joined La Jolla Pharmaceutical Company in 1993, became President and a Director in 1994, Chief Executive Officer in 1995, and Chairman of the Board in 1997. Prior to joining La Jolla, he held executive-level positions at Cygnus Therapeutic Systems, a developer of drug delivery systems, and Micro Power Systems, Inc., a manufacturer of high technology products, including medical devices. He began his professional career with the Strategic Decisions Group and the Stanford Research Institute. Mr. Engle is a graduate of the University of Texas with B.S. and M.S. degrees in Electrical Engineering, with a focus in biomedical engineering.

Dr. Scannon is one of our founders and has served as a Director since our formation. Dr. Scannon became Executive Vice President and Chief Biotechnology Officer in May of 2006. Previously he was our Chief Scientific and Medical Officer beginning in March of 1993, served as our as Vice Chairman, Scientific and Medical Affairs from April of 1992 to March of 1993 and our President from our formation until April of 1992. In 2007, Dr. Scannon was invited to join the newly formed National Biodefense Science Board, reporting to the Secretary for the Department of Health and Human Services. In 2007, he also became a member of the Board of Directors for Pain Therapeutics, Inc, a biopharmaceutical company. He serves on the Defense Sciences Research Council for the Defense Advanced Research Projects Agency (DARPA) and on the Threat Reduction Advisory Committee for the Department of Defense. From 1979 until 1981, Dr. Scannon was a clinical research scientist at the Letterman Army Institute of Research in San Francisco. A Board-certified internist, Dr. Scannon holds a Ph.D. in organic chemistry from the University of California, Berkeley and an M.D. from the Medical College of Georgia.

Mr. Kurland is our Vice President, Finance and Chief Financial Officer. He joined XOMA on December 29, 2008. Mr. Kurland is responsible for directing the Company’s financial strategy, accounting, financial planning and investor relations functions. He has more than 30 years of experience in biotechnology and pharmaceutical companies including Aviron/MedImmune, Protein Design Labs and Syntex/Roche. Prior to joining XOMA, Mr. Kurland served as Chief Financial Officer of Bayhill Therapeutics, Inc., Corcept Therapeutics Incorporated and Genitope Corporation. From 1998 to 2002, Mr. Kurland served as Senior Vice President and Chief Financial Officer of Aviron, acquired by MedImmune in 2001 and developer of FluMist. From 1996 to 1998, he was Vice President and Chief Financial Officer of Protein Design Labs, Inc., an antibody design company, and from 1995 to 1996, he served as Vice President and Chief Financial Officer of Applied Immune Sciences, Inc. Mr. Kurland also held a number of financial management positions at Syntex Corporation, a pharmaceutical company acquired by Roche, including Vice President and Controller between 1991 and 1995. He received his J.D. and M.B.A. degrees from the University of Chicago and his B.S. degree from Lehigh University.

Mr. Margolin is our Vice President, General Counsel and Secretary and heads our technology licensing function. During his time with the Company, Mr. Margolin has been responsible for the legal and intellectual property function and, at various times, the business development, human resources and licensing functions. Prior to joining us in 1991, Mr. Margolin was a corporate attorney holding several different executive legal positions for Raychem Corporation, an international high technology company, for 11 years. From 1975 to 1980, he was a division counsel for TRW Inc. and from 1972 to 1975, he was an associate at the law firm of McCutchen, Black, Verleger and Shea in Los Angeles. Mr. Margolin holds a B.A. from Princeton University, a J.D. from the University of Pennsylvania and an M.B.A. from the University of California, Los Angeles.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common shares trade on the NASDAQ Global Market under the symbol “XOMA.” The following table sets forth the quarterly range of high and low reported sale prices of our common shares on the NASDAQ Global Market for the periods indicated:

	Price Range
	High	Low
2008
First Quarter	$3.37	$2.21
Second Quarter	2.78	1.68
Third Quarter	2.40	1.58
Fourth Quarter	2.09	0.59
2007
First Quarter	$3.50	$2.14
Second Quarter	3.80	2.88
Third Quarter	3.77	1.96
Fourth Quarter	4.39	2.95

On March 6, 2009, there were 2,640 shareholders of record of our common shares, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the common shares held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one shareholder.

Dividend Policy

We have not paid dividends on our common shares. We currently intend to retain any earnings for use in the development and expansion of our business. We, therefore, do not anticipate paying cash dividends on our common shares in the foreseeable future.

Performance Graph

The following graph compares the five-year cumulative total shareholder return for XOMA common stock with the comparable cumulative return of certain indices. The graph assumes $100 invested on the same date in each of the indices. Returns of the company are not indicative of future performance.

FIVE-YEAR PERFORMANCE GRAPH

As of December 31,	XOMA Ltd.	Nasdaq Composite Index	AMEX Biotechnology Index
2003	$100.00	$100.00	$100.00
2004	39.24	108.59	111.05
2005	24.24	110.08	138.93
2006	33.33	120.56	153.90
2007	51.36	132.39	160.48
2008	9.39	78.72	132.05

Debt and Equity Issuances

On October 21, 2008, we entered into a common share purchase agreement (the “Purchase Agreement”) with Azimuth Opportunity Ltd. (“Azimuth”), pursuant to which we obtained a committed equity line of credit facility (the “Facility”) under which we may sell up to $60 million of our registered common shares to Azimuth over a 24-month period, subject to certain conditions and limitations. We are not obligated to utilize any of the $60 million Facility and remain free to enter other financing transactions. Pursuant to the terms of the Purchase Agreement, we determine, in our sole discretion, the timing, dollar amount and floor price per share of each draw down under the Facility, subject to certain conditions and limitations. The number and price of shares sold in each draw down are determined by a contractual formula designed to approximate fair market value, less a discount which may range from 2.65% to 6.65%. If the daily volume weighted average price of our common shares falls below a threshold price of $1.00 on any trading day during a draw down period, Azimuth will not be required to purchase the pro-rata portion of common shares allocated to that day. However, at its election, Azimuth may buy the pro-rata portion of shares allocated to that day at the threshold price less a negotiated discount. The Purchase Agreement also provides that from time to time and in our sole discretion, we may grant Azimuth the right to exercise one or more options to purchase additional common shares during each draw down pricing period for the amount of shares based upon the maximum option dollar amount and the option threshold price specified by us. Shares under the Facility are sold pursuant to a prospectus which forms a part of a registration statement declared effective by the Securities and Exchange Commission on May 29, 2008. From the

inception of the Facility in October of 2008 through December 31, 2008, we have sold 7,932,432 common shares under the Facility for aggregate gross proceeds of $7.5 million, and $52.5 million remains available under the Facility. This includes the sale of 4.0 million shares under the Facility in December of 2008 that Azimuth agreed to purchase notwithstanding that the relevant volume weighted average prices were under the threshold price of $1.00. Under the terms of the Purchase Agreement, we negotiated a discount rate of 8.86% for this draw down. Prior to the successful conclusion of such negotiations, Azimuth was not obligated to purchase such shares, and there can be no assurance that they would agree to do so again if similar circumstances were to arise in the future. Offering expenses incurred through December 31, 2008 related to this Facility were $0.3 million. The proceeds are being used for general corporate purposes.

In February of 2006, we completed an exchange offer with holders of our 6.5% convertible senior notes due 2012 in which we exchanged $60.0 million aggregate principal amount of our New Notes for all $60.0 million aggregate principal amount of our then outstanding convertible senior notes due 2012. We also issued an additional $12.0 million of New Notes to the public for cash at a public offering price of 104% of principal, or $12.5 million. The New Notes were initially convertible into approximately 38.4 million common shares at a conversion rate of 533.4756 of common shares per $1,000 principal amount of New Notes, which is equivalent to a conversion price of approximately $1.87 per common share.

For the year ended December 31, 2006, $27.5 million of 6.5% Convertible SNAPsSM due 2012 (the “New Notes”) were converted into 18,262,264 common shares including 3,602,879 shares related to the additional interest payment feature of the notes. During the first quarter of 2007, $42.0 million of New Notes were voluntarily converted by holders through March 7, 2007, at which time we announced that we had elected to automatically convert 100% of the remaining $2.5 million of New Notes outstanding. As a result, 25,640,187 shares were issued to effect the conversion of the principal balances. Additionally, we issued 1,889,317 shares and $5.2 million in cash to satisfy the remaining additional interest payment feature related to these converted New Notes.

During the first quarter of 2007, we eliminated the remaining balance of convertible debt issued in February of 2006. For the year ended December 31, 2007, we incurred $0.2 million in interest expense related to our convertible debt, amortized $0.1 million in debt issuance costs, premium and discount, and recognized $6.1 million in interest expense related to the revaluation of the embedded derivative.

Item 6.	Selected Financial Data

The following table contains our selected financial information including consolidated statement of operations and consolidated balance sheet data for the years 2004 through 2008. The selected financial information has been derived from our audited consolidated financial statements. The selected financial information should be read in conjunction with Item 8: Financial Statements and Supplementary Data and Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report. The data set forth below is not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data
Total revenues (1)	$67,987	$84,252	$29,498	$18,669	$3,665
Total operating costs and expenses (2)	106,721	86,796	70,182	54,694	81,761

Loss from operations	(38,734)	(2,544)	(40,684)	(36,025)	(78,096)
Other income (expense), net (3)	(6,894)	(9,782)	(11,157)	38,807	(846)

Net income (loss) before taxes	(45,628)	(12,326)	(51,841)	2,782	(78,942)
Income tax (benefit) expense	(383)	—	—	3	—

Net income (loss)	$(45,245)	$(12,326)	$(51,841)	$2,779	$(78,942)

Basic net income (loss) per common share	$(0.34)	$(0.10)	$(0.54)	$0.03	$(0.93)

Diluted net income (loss) per common share	$(0.34)	$(0.10)	$(0.54)	$0.03	$(0.93)

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$9,513	$22,500	$28,002	$20,804	$23,808
Short-term investments	1,299	16,067	18,381	22,732	511
Restricted cash	9,545	6,019	4,330	—	—
Current assets	38,704	58,088	65,888	50,288	26,607
Working capital	11,712	34,488	43,221	33,744	3,004
Total assets	67,173	84,815	91,478	72,577	46,260
Current liabilities	26,992	23,600	22,667	16,544	23,603
Long-term liabilities (4)	71,582	60,897	106,984	76,706	47,267
Redeemable convertible preferences shares, at par value (5)	1	1	1	1	1
Accumulated deficit	(785,104)	(739,859)	(727,533)	(675,692)	(678,471)
Total shareholders’ equity (net capital deficiency)	(31,401)	318	(38,173)	(20,673)	(24,610)

We have paid no dividends in the past five years.

(1)	2008 includes a non-recurring fee from Novartis AG (“Novartis”) of $13.7 million relating to a restructuring of the existing collaboration agreement. 2007 includes a non-recurring license fee from Pfizer Inc. of $30.0 million.

(2)

Increases in 2008, 2007 and 2006 reflect increased spending on our development of XOMA 052 and XOMA 629 and our contracts with Novartis, the National Institute of Allergy and Infectious Diseases, Schering-Plough Research Institute (“SPRI”), SPRI/AVEO Pharmaceuticals, Inc. and Takeda Pharmaceutical Company Limited. 2004 includes approximately $16.4 million of collaboration arrangement expenses related to our collaboration with Genentech, Inc. (“Genentech”) on RAPTIVA®. This agreement was amended and, effective January 1, 2005, we no longer incur these expenses.

(3)	2007 and 2006 include interest expense of $6.1 million and $6.9 million, respectively, related to the revaluation of the embedded derivative to fair market value and the payment in common shares, of the additional interest feature, on our convertible debt. 2005 includes a one-time gain of $40.9 million as a result of the restructuring of the Genentech agreement in January of 2005.

(4)

The balance as of December 31, 2008 includes $50.4 million from our term loan with Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”), $12.9 million from our Novartis note, and $8.1 million in long-term deferred revenue. In May of 2008, the Company entered into a $55.0 million amended term loan facility with Goldman Sachs, paying off the remaining balance on the term loan completed in November of 2006. In addition, the outstanding principal on our Novartis note was reduced by $7.5 million due to the restructure of our collaboration with Novartis. In 2007, we eliminated the remaining $44.5 million in convertible debt issued in 2006. The balance as of December 31, 2007 includes $30.3 million from our term loan with Goldman Sachs, $20.6 million for our Novartis note, and $10.0 million in long-term deferred revenue. In 2006, we exchanged convertible senior notes (issued in 2005) for $60.0 million of 6.5% Convertible SNAPsSM due 2012 and issued an additional $12.0 million of 6.5% SNAPsSM to the public for cash. The balance as of December 31, 2006 also includes our $35.0 million term loan from Goldman Sachs completed in November of 2006. 2005 includes liabilities incurred in connection with our $60.0 million aggregate principal amount of convertible senior notes due 2012 issued in February of 2005.

(5)	Aggregate liquidation preference of $29.6 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leader in the discovery, development and manufacture of therapeutic antibodies and other agents designed to treat inflammatory, autoimmune, infectious and oncological diseases. Our proprietary development pipeline includes XOMA 052, an anti-IL-1 beta antibody, XOMA 3AB, a biodefense anti-botulism antibody candidate, and five antibodies in preclinical development. Our proprietary development pipeline is funded by multiple revenue streams resulting from the licensing of our antibody technologies, product royalties, development collaborations and biodefense contracts, and sales of XOMA’s common shares. Our technologies and experienced team have contributed to the success of marketed antibody products, including RAPTIVA® (efalizumab) for chronic moderate-to-severe plaque psoriasis, LUCENTIS® (ranibizumab injection) for (wet) age-related macular degeneration and CIMZIA® (certolizumab pegol, CDP870) for Crohn’s disease.

We have a premier antibody discovery and development platform that includes six antibody phage display libraries and our proprietary Human Engineering™ and bacterial cell expression technologies. Our bacterial cell expression technology is a key biotechnology for the discovery and manufacturing of antibodies and other proteins. Thus far, more than 50 pharmaceutical and biotechnology companies have signed bacterial cell expression licenses with us.

In addition to developing our own potential products, we develop products for premier pharmaceutical companies including Novartis AG (“Novartis”), Takeda Pharmaceutical Company Limited (“Takeda”) and Schering-Plough Research Institute (“SPRI”). In the first quarter of 2009, we announced the expansion of our collaboration with Takeda under which Takeda will have access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems. We have a fully integrated product development infrastructure, extending from preclinical science to manufacturing.

Our ability to fund ongoing operations is dependent on the progress of our proprietary development pipeline, specifically XOMA 052 and XOMA 3AB. We are currently conducting two Phase 1 clinical trials of XOMA 052 in Type 2 diabetes patients, one in the U.S. and one in Europe. In September of 2008, we announced interim data from the Phase 1 clinical trials which indicate support for a novel anti-inflammatory approach to Type 2 diabetes treatment that may preserve insulin-producing cells. XOMA 052 potentially addresses inflammation as an underlying cause of diabetes by targeting IL-1 beta, a master signaling protein which triggers inflammatory pathways in the body. Although these Phase 1 studies were designed to test drug safety and pharmacokinetics, rather than efficacy, we believe these studies are important additions to the other medical research indicating that decreasing inflammation may reduce disease progression in diabetes. We plan to advance our Phase 1 clinical testing of XOMA 052 in Type 2 diabetes and initiate a major Phase 2 Type 2 diabetes study in the third quarter of 2009. We have been approached by several companies offering to collaborate on our testing and development of XOMA 052 for Type 2 diabetes and will seek to enter into a collaboration by the end of 2009.

We have also received promising results from our testing of XOMA 052 for use in other indications. Based on these results, we initiated a Phase 2a pharmacokinetic study of XOMA 052 in rheumatoid arthritis in the first quarter of 2009. Depending on resources and timing, we may initiate additional small XOMA 052 “proof-of-concept” trials in other indications in 2009.

In the near-term, our ability to fund ongoing operations is also dependent on worldwide sales of RAPTIVA®, which we developed under a collaboration agreement with Genentech, Inc. (“Genentech”), and LUCENTIS®, for which Genentech licensed our bacterial cell expression technology. Genentech is responsible for the manufacturing, marketing and sales effort in support of these products. In previous quarters, we disclosed that we expected royalty revenues from sales of LUCENTIS® outside the U.S. to decrease due to the expiration in July of 2008 of most of the more important European patents in our bacterial cell expression patent portfolio. In the fourth quarter of 2008, Genentech confirmed that LUCENTIS® is currently produced in the United States for worldwide distribution. Based on this information, we expect Genentech to continue to pay royalties on worldwide sales of LUCENTIS®, for so long as the product continues to be produced in the United States, through the expiration of the related U.S. patents at the end of 2014.

In October of 2008, the FDA announced that it had approved labeling changes, including a Boxed Warning, to highlight the risks of life-threatening infections, including progressive multifocal leukoencephalopathy (“PML”), with the use of RAPTIVA®. In November of 2008, Genentech announced that it had issued a Dear Healthcare Provider letter to inform dermatologists and neurologists of a second case of PML which resulted in the death of a 73-year old patient who had received RAPTIVA® for approximately four years. In February of 2009, the European Medicines Agency (“EMEA”) announced that it has recommended suspension of the marketing authorization of RAPTIVA® in the European Union and that its Committee for Medicinal Products for Human Use (“CHMP”) has concluded that the benefits of RAPTIVA® no longer outweigh its risks and EMD Serono Inc., the company that markets RAPTIVA® in Canada (“EMD Serono”), announced that, in consultation with Health Canada, the Canadian health authority (“Health Canada”), it will suspend marketing of RAPTIVA® in Canada. Also in February of 2009, the FDA issued a public health advisory concerning three confirmed reports, and one possible report, of PML in patients using RAPTIVA®. Genentech has stated that it is working with the FDA to determine appropriate next steps, which may include significant restrictions in the use of, or suspension or withdrawal of regulatory approval for, RAPTIVA®. These adverse events have consequences under our term loan with Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”), as detailed in Liquidity and Capital Resources.

We began receiving royalty revenues in the first quarter of 2008 from sales of CIMZIA®, which was approved in the U.S. in April of 2008 and Switzerland in September of 2007. UCB Celltech, a branch of UCB S.A. (“UCB”) licensed our bacterial cell expression technology in the development of this product and is responsible for the marketing and sales effort in support of CIMZIA®.

Our initial biodefense anti-botulism antibody candidate, XOMA 3AB, is a multi-antibody product that targets the most potent of the botulinum toxins, Type A. Our anti-botulism program was recently expanded to include additional product candidates and is the first of its kind to combine multiple human antibodies to target a broad spectrum of the most toxic botulinum toxins, including the three most toxic serotypes of botulism, Types A, B and E. The antibodies are designed to bind to each toxin and enhance the clearance of the toxin from the body. The use of multiple antibodies increases the likelihood of clearing the harmful toxins by providing specific protection against each toxin type. In September of 2008, we were awarded our third contract from the National

Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), to support our ongoing development of XOMA 3AB and additional product candidates toward clinical trials in the treatment of botulism poisoning. This brings the program’s total to nearly $100 million.

We also have the ability to generate cash flow from funded research and development and other development activities. We are developing a number of products, both proprietary and under collaboration agreements with other companies and may enter into additional arrangements. Our objective in development collaborations is to leverage our existing development infrastructure to broaden and strengthen our proprietary product pipeline thereby diversifying our development risk and gaining financial support from our collaboration partners.

In January of 2009, we announced a workforce reduction of approximately 42 percent, or 144 employees, a majority of which were employed in manufacturing and related support functions. This decision was made based on the challenging economic conditions and a decline in forecasted manufacturing demand in 2009. We expect an annualized reduction of approximately $27 million in cash expenditures when changes are completed in the second quarter of 2009. Upon completion of the workforce reduction on March 17, 2009, we expect to remain staffed with approximately 200 employees to develop XOMA 052, develop and license proprietary products and technology, and continue fully funded antibody discovery and development activities with our pharmaceutical partners in collaborations and the U.S. government in biodefense. We will also maintain our pilot scale manufacturing plant with some full scale capability. XOMA expects to record a charge in the first quarter of 2009 of approximately $3 million for severance and other costs related to the workforce reduction.

We incurred negative cash flow from operations in four of the past five years and expect to remain in this position until sufficient cash flow can be generated from XOMA 052 partnering agreements, technology licensing, biodefense contracts with the government and various development collaboration arrangements, or until we achieve additional regulatory approvals and commence commercial sales of additional products. The timing and likelihood of additional approvals is uncertain and there can be no assurance that approvals will be granted or that cash flow from product sales will be sufficient to fully fund operations.

Critical Accounting Estimates

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

License and Collaborative Fees

Revenue from non-refundable license, technology access or other payments under license and collaborative agreements, with cost and profit-sharing arrangements, where we have a continuing obligation to perform is recognized as revenue over the expected period of the continuing performance obligation. We estimate the performance period at the inception of the arrangement and reevaluate it each reporting period. This reevaluation may shorten or lengthen the period over which the remaining revenue is recognized. Changes to these estimates are recorded on a prospective basis.

Milestone payments under collaborative and other arrangements are recognized as revenue upon completion of the milestone events, once confirmation is received from the third party and collectibility is reasonably assured. This represents the culmination of the earnings process because we have no future performance obligations related to the payment. Milestone payments that require a continuing performance obligation on our part are recognized over the expected period of the continuing performance obligation. Amounts received in advance are recorded as deferred revenue until the related milestone is completed.

Contract Revenue

Contract revenue for research and development involves our providing research and development for manufacturing processes for collaborative partners, biodefense contracts or others. Revenue for certain contracts is accounted for by a proportional performance, or output based, method where performance is based on estimated progress toward elements defined in the contract. The amount of contract revenue and related costs recognized in each accounting period are based on estimates of the proportional performance during the period. Adjustments to estimates based on actual performance are recognized on a prospective basis and do not result in reversal of revenues should the estimate to complete be extended.

In addition, revenue related to certain research and development contracts is billed based on actual costs incurred by XOMA related to the contract, multiplied by full-time equivalent (“FTE”) rates plus a mark-up. The FTE rates are developed based on our best estimates of labor, materials and overhead costs. For certain contracts, the FTE rates are agreed upon at the beginning of the contract and are subject to review or audit by the contracting party at any time.

For example, in the third quarter of 2008, the NIH completed an audit of the Company’s 2007 actual data and developed billing rates for the period from January of 2007 to June of 2009 to be used for all of the Company’s government contracts, including Contract No. HHSN26620060008C/N01-A1-60008l (“NIAID 2”). While the audited NIH rates are considered final for 2007 billings, these NIH rates are considered provisional for the period from January of 2008 to June of 2009 and thus are subject to future audits at the discretion of NIAID’s contracting office. In September of 2008, XOMA retroactively applied these NIH rates to the invoices from 2007 through the third quarter of 2008 resulting in an adjustment to decrease revenue by $2.7 million. The adjustment increased the Company’s loss from operations and net loss for the year ended December 31, 2008 by $2.7 million. The adjustment also increased basic and diluted net loss per common share by $0.02 for the year ended December 31, 2008. As the NIH audit only covered 2007 actual data, which differs significantly from 2006 actual data primarily due to a 22% increase in headcount from 2006 to 2007, management has determined that the original provisional rates are more reflective of 2006 actual data than the 2007 actual data. Based on this understanding, the parties agreed to not adjust the 2006 billings with the provision that those billings are subject to future NIH audit at the discretion of the NIAID contracting office.

Up-front fees are recognized ratably over the expected benefit period under the arrangement. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the arrangement. We have $13.2 million of deferred up-front fees related to two research and collaboration agreements that are being amortized over a range of two to five years.

Royalty Revenue

Royalty revenue and royalty receivables are generally recorded in the periods these royalties are earned, in advance of collection. The royalty revenue and receivables in these instances are based upon communication with collaborative partners, historical information and forecasted sales trends. Under some of our agreements with licensees that include receipt of royalty revenue, we do not have sufficient historical information to estimate royalty revenues or receivables in the period that these royalties are earned. For these contracts, we record royalty revenue upon receipt of a royalty statement or cash.

In previous quarters, we disclosed that we expected royalty revenues from sales of LUCENTIS® outside the U.S. to decrease due to the expiration in July of 2008 of most of the more important European patents in our bacterial cell expression patent portfolio. In the fourth quarter of 2008, Genentech confirmed that LUCENTIS® is currently produced in the United States for worldwide distribution. Based on this information, we expect Genentech to continue to pay royalties on worldwide sales of LUCENTIS®, for so long as the product continues to be produced in the United States, through the expiration of the related U.S. patents at the end of 2014. This information, obtained in the fourth quarter of 2008, resulted in an adjustment to increase third quarter royalty revenues by $0.7 million.

Research and Development Expenses

We expense research and development expenses as incurred. Research and development expenses consist of direct and research-related allocated overhead costs such as facilities costs, salaries and related personnel costs, and material and supply costs. In addition, research and development expenses include costs related to clinical trials to validate our testing processes and procedures and related overhead expenses. Expenses resulting from clinical trials are recorded when incurred based in part on estimates as to the status of the various trials. From time to time, research and development expenses may include up-front fees and milestones paid to collaborative partners for the purchase of rights to in-process research and development. Such amounts are expensed as incurred. The timing of up-front fees and milestone payments in the future may cause variability in our future research and development expenses.

Share-Based Compensation

On January 1, 2006, we adopted SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee share options and employee share purchases related to the Employee Share Purchase Plan (“ESPP”), on estimated fair values.

Under SFAS 123R, we elected to use the modified prospective transition method. Under this method, we are required to record compensation expense for all awards granted or modified after the date of adoption and the unvested portion of previously granted awards that remained outstanding at the date of adoption. To estimate the value of an award, we use the Black-Scholes option pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. Further, the forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life, volatility and forfeiture rate are derived primarily from our historical data, the risk-free rate is based on the yield available on United States Treasury zero-coupon issues. We review our valuation assumptions quarterly and, as a result, it is likely we will change our valuation assumptions used to value share based awards granted in future periods.

Income Taxes

We account for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). The application of income tax law and regulations is inherently complex. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in our financial statements.

SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and carryback potential, we have determined that total deferred tax assets should be fully offset by a valuation allowance.

Results of Operations

Revenues

Total revenues in 2008 were $68.0 million, compared with $84.3 million in 2007 and $29.5 million in 2006 as shown in the table below (in thousands):

	Year ended December 31,
	2008	2007	2006
License and collaborative fees	$16,366	$36,460	$2,846
Contract and other revenue	30,473	31,057	16,329
Royalties	21,148	16,735	10,323

Total revenues	$67,987	$84,252	$29,498

License and collaborative fees in 2008 were $16.4 million, compared with $36.5 million in 2007 and $2.8 million in 2006. These revenues include up-front and milestone payments related to the out-licensing of our products and technologies and other agreements where we have cost and profit-sharing arrangements, such as with our collaboration partner Novartis. The primary source of license and collaborative fees in 2008 related to the restructuring of our product development collaboration with Novartis, which involved six development programs including the HCD122 program. Under the restructured agreement, we recognized a collaborative fee of $13.7 million in exchange for giving Novartis control over the HCD122 program and an additional program, as well as the right to expand the development of these programs into additional indications outside of oncology. We also recognized $1.7 million in up-front fees and annual maintenance fees relating to various out-licensing arrangements. In addition, we recognized four milestone payments totaling $1.0 million, including two milestone payments from Pfizer Inc. (“Pfizer”) relating to two different products, including the payment of $0.5 million for the initiation of a Phase 3 clinical trial. The generation of future revenues related to license fees and other collaborative arrangements is dependent on our ability to attract new licensees to our bacterial cell expression and other technologies and new collaboration partners.

The primary source of license and collaborative fees for 2007 related to payments received from Pfizer and an existing technology partner totaling $31.3 million. These payments represented initial license fees for which no remaining obligation of the Company existed. In addition, $4.3 million in revenue was recognized during the first quarter of 2007 representing the unamortized revenue from a $10.0 million up-front collaboration fee received in connection with our collaboration with Novartis in February of 2004. In February of 2007, we announced that pursuant to the terms of our collaboration agreement with Novartis, the mutual exclusivity obligation to conduct antibody discovery, development and commercialization work in oncology had ended. The expiration of this mutual obligation had no impact on the existing collaboration projects which had reached the development stage and the parties could continue to collaborate on a non-exclusive basis. Prior to the expiration of the exclusivity period, the up-front fee was being amortized over the expected five-year term of the exclusivity provision, or at a rate of $0.5 million per quarter.

License and collaborative fees recognized in 2006 primarily related to the recognition of $2.0 million from an up-front collaboration fee in connection with our Novartis collaboration.

Contract and other revenue was $30.5 million in 2008 compared with $31.1 million in 2007 and $16.3 million in 2006. These revenues include agreements where we provide contracted research and development and manufacturing services to our collaboration partners, including Takeda, SPRI, Novartis and NIAID. Contract and other revenue recognized in 2008 includes $4.2 million related to our NIAID Contract No. HHSN272200800028C (“NIAID 3”), which was awarded in September of 2008, and $6.6 million relating to our Manufacturing and Technology Transfer Agreement with Novartis signed in December of 2008, and effective from July of 2008. We also recognized $10.8 million in revenue in 2008 from our agreement with SPRI, compared with $5.7 million in 2007, and $4.4 million in revenue in 2008 from our agreement with Takeda, compared with $3.1 million in 2007. These increases in contract and other revenue were offset by decreases in revenue recognized from our NIAID 2 contract from $11.3 million in 2007 to $1.3 million in 2008, and on our AVEO Pharmaceuticals, Inc. (now with SPRI and referred to herein together as “SPRI/AVEO”) contract from $8.0 million in 2007 to $3.2 million in 2008. These decreases are primarily due to the Company nearing the end of contracted service arrangements with NIAID 2 and SPRI/AVEO. Contract revenue for 2008 also includes an adjustment for NIAID 2 to decrease revenue by $2.7 million due to a change in billing rates, as detailed above in the Critical Accounting Estimates: Contract Revenue section. We expect to continue to generate revenue in 2009 related to our NIAID 3 contract, which is a $65 million multiple-year contract, our 2008 Novartis contract and our existing agreements with SPRI and Takeda, the latter of which we initiated new therapeutic antibody programs in September of 2008.

The increase in contract and other revenue of $14.7 million for 2007 compared to 2006 was primarily due to increased activities on our contracts with SPRI/AVEO, SPRI, Takeda and NIAID 2. This increase was partially offset by the completion of our NIAID Contract No. HHSN26620050004C (“NIAID 1”) in October of 2006, which was entered into in March of 2005. Contract and other revenues recognized in 2006 related to contracts entered into in 2006 with SPRI, Taligen Therapeutics, Inc. (“Taligen”), Cubist Pharmaceuticals, Inc. (“Cubist”) and SPRI/AVEO and contract work performed under NIAID 1 and NIAID 2.

We defer revenue until all requirements under our revenue recognition policy are met. In 2008, we deferred $17.5 million of revenue from five contracts including SPRI, Takeda and Novartis and recognized $18.4 million in revenue from the five contracts. In 2007, we deferred $23.3 million of revenue from five contracts including SPRI, SPRI/AVEO and Takeda and recognized $22.2 million in revenue from the five contracts including amortization of $4.3 million of the $10.0 million in up-front payments received from Novartis related to our February of 2004 oncology collaboration contract. In 2006, we deferred $25.2 million of revenue from eight contracts including SPRI, NIAID, Takeda and Taligen and recognized $16.1 million of revenue from the eight contracts, including the amortization of the Novartis up-front payments.

The following table shows the activity in deferred revenue for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year ended December 31,
	2008	2007	2006
Beginning deferred revenue	$18,064	$16,968	$7,860
Revenue deferred	17,515	23,254	25,204
Revenue recognized	(18,366)	(22,158)	(16,096)

Ending deferred revenue	$17,213	$18,064	$16,968

Of the $17.2 million balance in deferred revenue at December 31, 2008, $9.1 million is expected to be earned over the next year and the remaining $8.1 million is expected to be earned over the next five years. Future amounts may be impacted by additional consideration received, if any, under existing or any future licensing or other collaborative arrangements as well as changes in the estimated period of obligation or services to be provided under the arrangements.

Revenue from royalties was $21.1 million in 2008 compared with $16.7 million in 2007 and $10.3 million in 2006. This includes royalties of $6.5 million from U.S. sales of RAPTIVA® in 2008, compared with $6.4 million and $5.4 million during 2007 and 2006, respectively, and royalties of $5.7 million from sales of RAPTIVA® outside the U.S. in 2008, compared with $4.2 million and $2.8 million during 2007 and 2006, respectively. In addition, royalties earned on U.S sales of LUCENTIS® were $4.4 million in 2008, compared with $4.1 million and $1.9 million during 2007 and 2006, respectively, and royalties earned on sales of LUCENTIS® outside the U.S. were $4.4 million in 2008, compared with $1.9 million and $0.1 million during 2007 and 2006, respectively.

The increase in royalty revenues from 2006 through 2008 resulted from higher sales of LUCENTIS® and RAPTIVA® in the U.S. and worldwide. According to Genentech, U.S sales of RAPTIVA® during 2008 were $108 million, compared with $107 million and $90 million during 2007 and 2006, respectively. According to Merck Serono, sales of RAPTIVA® outside of the U.S. during 2008 were approximately $134 million, compared with $106 million and $70 million during 2007 and 2006, respectively. According to Genentech, U.S. sales of LUCENTIS® were $875 million during 2008 compared with $815 million and $380 million during 2007 and 2006, respectively. According to Novartis, sales of LUCENTIS® outside the United States were $886 million in 2008 compared with $393 million and $27 million during 2007 and 2006, respectively.

In previous quarters, we disclosed that we expected royalty revenues from sales of LUCENTIS® outside the U.S. to decrease due to the expiration in July of 2008 of most of the more important European patents in our bacterial cell expression patent portfolio. In the fourth quarter of 2008, Genentech confirmed that LUCENTIS® is currently produced in the United States for worldwide distribution, and as a result we recorded an adjustment to increase third quarter royalty revenues by $0.7 million. We expect Genentech to continue to pay royalties on worldwide sales of LUCENTIS®, for so long as the product continues to be produced in the United States, through the expiration of the related U.S. patents at the end of 2014. Therefore we expect royalty revenues from sales of LUCENTIS® worldwide to increase in 2009. In addition, in January of 2009, Novartis announced that LUCENTIS® was approved in Japan for the treatment of (wet) age-related macular degeneration.

In October of 2008, the FDA announced that it had approved labeling changes, including a Boxed Warning, to highlight the risks of life-threatening infections, including PML, associated with the use of RAPTIVA®. In the fourth quarter of 2008, royalty revenues from U.S. sales of RAPTIVA® decreased by approximately 10%; however, we are unable to determine at this point in time if the decline in sales was linked to the Boxed Warning.

In February of 2009, the EMEA announced that it has recommended suspension of the marketing authorization of RAPTIVA® in the European Union and that the CHMP has concluded that the benefits of RAPTIVA® no longer outweigh its risks and EMD Serono Inc. announced that, in consultation with Health Canada, it will suspend marketing of RAPTIVA® in Canada. Also in February of 2009, the FDA issued a public health advisory concerning three confirmed reports, and one possible report, of PML in patients using RAPTIVA®. Genentech has stated that it is working with the FDA to determine appropriate next steps, which may include significant restrictions in the use of, or suspension or withdrawal of regulatory approval for, RAPTIVA®. We expect royalties from sales of RAPTIVA® to decline significantly as a result of these and other related events.

In addition, UCB announced in April of 2008 that CIMZIA® received FDA approval for the treatment of Crohn’s disease. CIMZIA® was approved in Switzerland for the treatment of Crohn’s disease in September of 2007. UCB provides CIMZIA® related sales and royalty statements to us within 60 days of the end of each quarter. Due to the lack of sufficient historical information, royalties received on sales of CIMZIA® are recorded upon receipt of the royalty statement until we establish sufficient historical information on which to estimate related royalty revenues. During 2008, royalties received from sales of CIMZIA® were not material; however we expect sales to increase in 2009.

Research and Development Expenses

Biopharmaceutical development includes a series of steps, including in vitro and in vivo preclinical testing, and Phase 1, 2 and 3 clinical studies in humans. Each of these steps is typically more expensive than the previous step, but actual timing and the cost to us depends on the product being tested, the nature of the potential disease indication and the terms of any collaborative arrangements with other companies. After successful conclusion of all of these steps, regulatory filings for approval to market the products must be completed, including approval of manufacturing processes and facilities for the product. Our research and development expenses currently include costs of personnel, supplies, facilities and equipment, consultants, third party costs and other expenses related to preclinical and clinical testing.

In 2008, our research and development expenses were $82.6 million compared with $66.2 million in 2007 and $52.1 million in 2006. The $16.4 million increase in 2008 compared with 2007 primarily reflects increased spending on development of XOMA 052, including Phase 1 clinical trials, and to a lesser extent XOMA 629. In addition, we increased spending on our contracts with Novartis, SPRI, NIAID 3 and Takeda. Research and development expenses also increased in 2008 related to the preclinical development of five antibodies, XOMA 3AB and upgrades made to our manufacturing plant. These increases were partially offset by a decrease in spending on NIAID 2 and SPRI/AVEO-related contract activities, due to the Company nearing the end of contracted service arrangements.

The $14.1 million increase in 2007 compared with 2006 primarily reflects increased spending on development of XOMA 052, including the initiation of Phase 1 clinical trials, and on the development of XOMA 629. In addition, we increased spending on our contracts with NIAID 2, SPRI/AVEO, SPRI and Takeda, partially offset by a decrease in spending on NIAID 1 due to the Company nearing the end of the contracted service arrangement.

We recorded $34.4 million in research and development salaries and employee related expenses in 2008 compared with $31.5 million in 2007 and $22.8 million in 2006. Included in these expenses for 2008 were $32.1 million for salaries and benefits and $2.3 million for share-based compensation, which is a non-cash expense, compared with $27.9 million and $1.0 million, respectively, in 2007, and $21.1 million and $0.5 million, respectively, in 2006. The $2.9 million increase in salaries and employee related expenses in 2008 as compared to 2007 primarily relates to increased headcount.

Partially offsetting the 2008 increase in salaries and employee related expenses is a decrease in bonus expense for 2008 to zero compared with $2.6 million in 2007 and $1.2 million in 2006. In efforts to control spending and manage the Company’s cash balance, the Company decided not to pay bonuses for 2008. The Bonus Compensation Plan (“BCP”) was implemented in 2007 and provides performance-based bonuses to be paid to employees that did not qualify under the Management Incentive Compensation Plan (“MICP”) or CEO Incentive Compensation Plan (“CICP”, collectively “Incentive Plans”). See Results of Operations: Share-Based Compensation for further discussion of our share-based compensation expense for 2008.

We expect a decrease in salaries and employee related expenses in 2009 as a result of the workforce reduction and our decision, at this time, to not award merit increases in 2009. We expect the workforce reduction announced in January of 2009 will be completed by the second quarter of 2009. A charge of approximately $3 million is expected in the first quarter of 2009 for severance and other costs related to the workforce reduction.

Our research and development activities can be divided into earlier stage programs and later stage programs. Earlier stage programs include molecular biologics, process development, pilot-scale production and preclinical testing. Also included in earlier stage programs are costs related to excess manufacturing capacity, which we expect to decrease in 2009 as a result of the workforce reduction. Later stage programs include clinical testing, regulatory affairs and manufacturing clinical supplies. The costs associated with these programs approximate the following (in thousands):

	Year ended December 31,
	2008	2007	2006
Earlier stage programs	$62,872	$57,027	$41,548
Later stage programs	19,704	9,188	10,546

Total	$82,576	$66,215	$52,094

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements approximate the following (in thousands):

	Year ended December 31,
	2008	2007	2006
Internal projects	$58,468	$45,804	$32,033
Collaborative and contract arrangements	24,108	20,411	20,061

Total	$82,576	$66,215	$52,094

In 2008, one development program (Novartis) accounted for more than 10% but less than 20% of our total research and development expenses and one development program (XOMA 052) accounted for more than 20% but less than 30% of our total research and development expenses. No development program accounted for more than 30% of our total research and development expenses in 2008. In 2007, two development programs (XOMA 052 and NIAID) each individually accounted for more than 10% but less than 20% of our total research and development expenses. In 2006, three development programs (Novartis, NIAID and XOMA 052) each individually accounted for more than 10% but less than 20% of our total research and development expenses. No development program accounted for more than 20% of our total research and development expenses in 2007 or 2006.

We currently anticipate a decrease in our research and development spending in 2009. In the fourth quarter of 2008, we narrowed the focus of our research and development efforts to XOMA 052, and away from our other programs. In 2009, we plan to complete Phase 1 clinical testing of XOMA 052 in Type 2 diabetes, which includes three studies. We also plan to initiate a major Phase 2 study in Type 2 diabetes in the third quarter of 2009. We have been approached by several companies offering to collaborate on our testing and development of XOMA 052 and will seek to enter into a collaboration by the end of 2009. We also initiated a Phase 2a pharmacokinetic study in rheumatoid arthritis in the first quarter of 2009, and plan to conduct XOMA 052 “proof-of-concept” trials in other indications in 2009.

As a result of the workforce reduction in January of 2009, we are temporarily suspending operations in four of our leased buildings. We expect capital costs to decrease in 2009, as compared to 2008.

Future research and development spending may also be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

General and Administrative Expenses

General and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. In 2008, general and administrative expenses were $24.1 million compared with $20.6 million in 2007 and $18.1 million in 2006. The $3.5 million increase in general and administrative expenses in 2008 as compared with 2007 was primarily related to a $1.2 million increase in legal fees supporting our technology licensing and collaboration agreements as well as the protection of our intellectual property, a $1.1 million increase in spending related to the marketing and communication of our technology and proprietary products to potential corporate partners and investors, a $0.9 million increase in consulting fees primarily related to employee training and system implementation and a net increase in salaries and related expenses of $0.6 million.

The increase in general and administrative expenses of $2.5 million in 2007 compared with 2006 primarily relates to increased compensation costs, including an increase in share-based compensation, which is a non-cash expense, related to the CEO transition in the third quarter of 2007 and an increase in bonus awards, including the implementation of BCP, as detailed above in the Results of Operations: Research and Development Expenses section.

We recorded $13.3 million in general and administrative salaries and employee related expenses in 2008 compared with $12.7 million in 2007 and $9.6 million in 2006. Included in these amounts were $10.7 million for salaries and benefits and $2.6 million for share-based compensation, which is a non-cash expense, in 2008, compared with $9.5 million and $1.9 million, respectively, in 2007, and $8.3 million and $0.5 million, respectively, in 2006. The $0.6 million increase in salaries and employee related expenses in 2008 as compared to 2007 primarily relates to increased headcount.

Partially offsetting the 2008 increase in salaries and employee related expenses is a decrease in bonus expense for 2008 to zero compared with $1.4 million in 2007 and $0.8 million in 2006. In the fourth quarter of 2008, the Company decided not to pay 2008 bonuses in an effort to control spending and manage the Company’s cash balance. Based on this information, the 2008 bonus accrual was reversed in the fourth quarter of 2008. See Results of Operations: Share-Based Compensation for further discussion of our share-based compensation expense for 2008.

We expect a decrease in salaries and employee related expenses in 2009 as a result of the workforce reduction and our decision, at this time, to not award merit increases in 2009. We expect the workforce reduction announced in January of 2009 will be completed by the second quarter of 2009. A charge of approximately $3 million is expected to be recorded in the first quarter of 2009 for severance and other costs related to the workforce reduction.

As a result of the workforce reduction in January of 2009, we are temporarily suspending operations in four of our leased buildings. Our leases on these four buildings expire in the period from 2011 to 2014 and total minimum lease payments due from January of 2009 until expiration of the leases are $7.2 million. In addition, the net book value of fixed assets potentially subject to write down as a result of the workforce reduction is approximately $12.5 million as of December 31, 2008. We are currently evaluating our options as to the future use of these leased spaces.

Other Income (Expense)

Investment and interest income was $0.9 million in 2008 compared with $1.9 million in 2007 and $1.7 million in 2006. Investment and interest income consists primarily of interest earned on our cash and investment balances. The differences between 2008, 2007, and 2006 balances resulted from varying average cash balances and interest rates.

Interest expense was $7.7 million in 2008 compared with $11.6 million and $12.9 million in 2007 and 2006, respectively. The decrease in interest expense of $3.9 million in 2008 compared to 2007 is due to the elimination of our convertible debt in 2007, which represented $6.1 million of interest expense in 2007 from the revaluation to fair value of the embedded derivative on our convertible debt related to the additional interest feature, partially offset by an increase in interest expense related to the higher principal balance and interest rate associated with our new term loan facility with Goldman Sachs.

The decrease in interest expense from 2006 to 2007 of $1.3 million includes a decrease in interest expense recorded relating to the revaluation of the embedded derivative of $0.8 million and a decrease in interest expense on our convertible debt of $3.2 million, offset by an increase in interest expense on our Goldman Sachs loan of $2.9 million.

Interest expense for 2009 is expected to decrease compared to 2008 due to the repayment of $8.9 million of principal on our Novartis note and $4.6 million of principal paid on our Goldman Sachs term loan in the fourth quarter of 2008. The decrease in interest expense from this principal reduction is expected to be slightly offset by the increase in the principal balance and the interest rate on our new Goldman Sachs term loan in the fourth quarter of 2008. This anticipated decrease may be offset by additional interest expense in the event we obtain new financing.

Income Taxes

We have recorded cumulative gross deferred tax assets of $214.7 million and $205.6 million at December 31, 2008 and 2007, respectively, principally attributable to the timing of the deduction of certain expenses associated with certain research and development expenses, net operating loss and other carryforwards. We also recorded corresponding valuation allowances of $214.7 million and $205.6 million at December 31, 2008 and 2007, respectively, to offset these deferred tax assets, as management cannot predict with reasonable certainty that the deferred tax assets to which the valuation allowances relate will be realized.

As of December 31, 2008, we had federal net operating loss carryforwards of approximately $159.5 million to offset future taxable income. We also had federal research and development tax credit carryforwards of approximately $10.5 million. If not utilized, these carryforwards will begin to expire in 2009. Our activities in Ireland and the adoption of FIN 48 in 2007 have allowed us to record previously unrecorded net operating losses related to our Irish subsidiary. These net operating losses are subject to a full valuation allowance. The availability of our net operating loss and tax credit carryforwards may be subject to substantial limitation if it is determined that our ownership has changed by more than 50% over a three-year period.

We had $0.4 million of income tax benefit for 2008 relating to refundable credits. There was no income tax expense for 2007 and 2006.

In February of 2009, we expanded our existing collaboration with Takeda to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems. We received a $29.0 million expansion fee, of which $5.8 million was witheld for payment to the Japanese taxing authority and will be included in income tax expense in 2009.

Share-Based Compensation

In October of 2007, our Board of Directors (the “Board”) approved a company-wide grant of options to purchase common shares. The purpose of the grant was to improve the level of employee ownership in the business by using existing share-based option plans to bring the Company in line with competitive industry levels. Of the total 6,635,000 options granted, 5,185,000 options were made subject to shareholder approval of a commensurate increase in the number of shares available for the grant of options under the Company’s existing share option plans. In addition, all options granted in February of 2008 as part of our annual compensation plan were subject to the aforementioned shareholder approval. As of December 31, 2007, the 5,185,000 shares from October of 2007 were not included in any of the options outstanding disclosures, options granted disclosures, or share-based compensation expense as they were not deemed granted for accounting purposes until shareholder approval was obtained in May of 2008.

In May of 2008, our shareholders approved the increase in the number of shares available for issuance under our existing share option plans. Upon shareholder approval, we recognized share-based compensation expense for the 5,185,000 share options granted in October of 2007 and the company-wide grant of 3,521,300 share options from February of 2008.

These shares vest according to our standard four-year vesting schedule which provides for 25% cliff vesting on the first year anniversary of the legal date of grant and monthly vesting of the remaining 75% of shares over the next three years. For accounting purposes, the expense related to the cliff vesting feature will be recognized from May of 2008 through the first corresponding anniversary of the legal grant date. We expect our share-based compensation expense to continue to be higher than prior periods over the four-year vesting period related to these options.

During the year ended December 31, 2008, we recognized $4.9 million in share-based compensation expense compared with $2.9 million in 2007 and $1.0 million in 2006. The increase of $2.0 million relates to annual grants in February of 2008 and the grant in October of 2007. At December 31, 2008, there was $11.1 million of unrecognized share-based compensation expense related to unvested share options with a weighted-average remaining recognition period of 2.9 years.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at December 31, 2008 was $10.8 million compared with $38.6 million and $46.4 million at December 31, 2007 and 2006, respectively. Net cash used in operating activities was $33.0 million in 2008, compared with net cash provided of $4.5 million in 2007. The $37.5 million increase in cash used for operations from 2007 to 2008 included a net loss of $45.2 million offset by non-cash adjustments of $16.1 million, primarily related to depreciation and share-based compensation. In addition, receivables increased by $4.6 million in 2008 primarily related to work performed on the NIAID 3, Novartis, SPRI and Takeda contracts, offset by a decrease in work performed on the SPRI/AVEO contract. Deferred revenue decreased by $0.9 million primarily related to a decrease in deferred revenue on the SPRI contract of $2.7 million due to amortization of up-front fees and a decrease in advance billings. This decrease was partially offset by an increase in deferred revenue of $1.5 million related to advance billings on the Novartis contract signed in December of 2008. Accrued liabilities decreased by $3.3 million primarily related to the reversal of the 2008 bonus accrual in the fourth quarter when the Company decided it would not pay the 2008 bonuses. Accounts payable increased by $3.0 million due to the Company paying vendors on longer terms and other liabilities increased by $2.1 million related to the NIAID 2 billing adjustment (as detailed above in the Critical Accounting Estimates: Contract Revenue section) for which a credit was provided to the NIH to be applied to future work performed on the NIAID 2 contract. During 2008, we collected $58.5 million in outstanding accounts receivable related to our revenue streams and made payments of $35.6 million relating to payroll, $4.0 million for the 2007 annual bonus and $65.8 million relating to payment of vendors.

We expect a decrease in net cash used for operating activities in 2009. During 2008, we substantially increased our spending on XOMA 052. We have been approached by several companies offering to collaborate on our testing and development of XOMA 052 and will seek to enter into such a collaboration by the end of 2009. We expect decreases in payroll expense and manufacturing-related expense in 2009 as a result of the workforce reduction, for which we expect to record a charge of approximately $3 million for severance and other costs. Our collaboration costs are fully funded by contract revenues from collaborators, including SPRI, Takeda and Novartis. Our biodefense costs are fully funded by the U.S. Government through our NIAID contracts.

In February of 2009 we expanded our existing collaboration to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems. We received a $29.0 million expansion fee, of which $23.2 million was received in cash in February of 2009 and the remainder was witheld for payment to the Japanese taxing authority. In addition, we expect to pay approximately $1.5 million of additional expenses to Takeda related to the agreement. We may receive potential milestones and royalties on sales of antibody products in the future.

Cash provided by operations for 2007 consisted of a net loss of $12.3 million with non-cash add-backs for depreciation and amortization of $6.2 million, the revaluation of our embedded derivative of $6.1 million, equity-related compensation of $4.2 million, and the amortization of debt issuance costs and the premium or discount on convertible notes of $0.6 million, as well as a net increase in liabilities of $4.5 million, which was partially offset by cash payments for the additional interest feature of our convertible debt of $5.2 million and $0.4 million of accrued interest on convertible debt and other interest bearing obligations. During the year ended December 31, 2007, we made payments of $6.6 million for interest on our convertible debt, $3.1 million for interest on our Goldman Sachs term loan, and $1.0 million for our Incentive Plans. In October of 2007, the Board of Directors approved amendments to the Incentive Plans eliminating the provisions requiring payments to be made partly in Common Shares and beginning in 2008, bonuses awarded under the incentive plans are paid entirely in cash.

Cash used in operations in 2006 consisted of a net loss of $51.8 million with non-cash add-backs for the revaluation of our embedded derivative of $6.9 million, depreciation and amortization of $5.1 million, equity-related compensation of $2.1 million and accrued interest of $1.2 million, along with a net increase in liabilities of $9.0 million partially offset by an increase in assets of $6.8 million. During 2006, we made payments of $2.7 million for debt issuance costs on our convertible debt of which $2.0 million related to cash used in operations, $3.8 million for interest on our convertible debt and $1.1 million for our Incentive Plans.

Net cash provided by investing activities was $3.2 million in 2008, compared with net cash used in investing activities for 2007 and 2006 of $8.8 million and $8.4 million, respectively. Cash provided by investing activities for 2008 consisted of net sales and maturities of investments of $14.8 million, slightly offset by the transfer to restricted cash of $3.5 million relating to our new facility with Goldman Sachs and purchases of fixed assets of $8.1 million, primarily relating to lab and production equipment. Net cash used in investing activities for 2007 and 2006 consisted of purchases of property and equipment of $9.5 million and $8.5 million, respectively, and net proceeds from short-term investments of $2.3 million and $4.4 million, respectively. In addition, $1.7 million was transferred to restricted cash in 2007 and $4.3 million was transferred to restricted cash in 2006. We expect the reduction in our manufacturing-related operations, as part of the workforce reduction, to be completed by the second quarter of 2009. As a result, we expect capital costs to decrease in 2009 as compared to 2008.

Net cash provided by (used in) financing activities in 2008, 2007 and 2006 was $16.8 million, $(1.2 million) and $48.9 million, respectively. The increase in cash provided by financing activities in 2008 as compared to 2007 of $18.0 million is due to the refinancing of our original facility with Goldman Sachs in May of 2008, which netted proceeds of approximately $30.9 million, partially offset by a principal payment of $8.2 million against the outstanding balance of the original facility with Goldman Sachs in the first quarter of 2008. In addition, principal payment of $4.6 million was made on the new Goldman Sachs facility and $8.9 million was paid on our Novartis note in the fourth quarter of 2008. We also received proceeds of $7.6 million from the issuance of common shares related to draws made on our equity line of credit facility entered into in October of 2008 with Azimuth Opportunity, Ltd. (“Azimuth”).

Financing activities in 2007 included a $4.7 million principal repayment on our Goldman Sachs term loan, offset by additional borrowings of $2.8 million on our Novartis note and $0.7 million in proceeds received from the issuance of common shares. Financing activities in 2006 consisted of borrowings of $35.0 million from our original term loan with Goldman Sachs, partially offset by $1.5 million in debt issuance costs, $12.5 million in proceeds received from the issuance of convertible notes, partially offset by $0.5 million in debt issuance costs, a $3.0 million advance on our line-of-credit with Novartis and $0.4 million in proceeds received from the issuance of common shares.

Goldman Sachs Term Loan

In November of 2006, XOMA (US) LLC entered into a five-year, $35.0 million term loan facility (“the original facility”) with Goldman Sachs and borrowed the full amount thereunder. Indebtedness under the original facility incurred interest at an annual rate equal to six-month LIBOR plus 5.25% and was secured by all rights to receive payments due to the Company relating to RAPTIVA®, LUCENTIS® and CIMZIA®.

In May of 2008, we entered into a five-year, $55.0 million amended and restated term loan facility with Goldman Sachs (the “new facility”) refinancing the original facility and borrowed the full amount thereunder. Indebtedness under the new facility bears interest at an annual rate equal to the greater of (x) six-month LIBOR or (y) 3.0%, plus 8.5% and is subject to reset on April 1 and October 1 of each year. As of December 31, 2008, the interest rate was 12.3%. The debt is secured by all rights to receive payments due to the Company relating to RAPTIVA®, LUCENTIS®, and CIMZIA®. Payments received by XOMA in respect of these payment rights, in addition to a standing reserve equal to the next semi-annual interest payment, are held in a custodial account which is classified as restricted cash. This cash account and the interest earned thereon can be used solely for the payment of the semi-annual interest amounts due on April 1 and October 1 of each year and, at that time, amounts in excess of the interest reserve requirement may be used to pay down principal or be distributed back to us, at the discretion of Goldman Sachs. We may prepay indebtedness under the facility at any time, subject to certain prepayment premiums if prepaid during the first four years.

We are required to comply with certain covenants including a ratio of royalties collected to interest payable and a requirement that quarterly U.S. and outside-the-U.S. sales of RAPTIVA® and LUCENTIS® exceed certain specified minimum levels and we were in compliance with these covenants as of December 31, 2008. Our ability to comply with these covenants is dependent on continued sales by Genentech, UCB and their partners of these products at adequate levels, and any significant reduction in such sales could cause us to violate or be in default under these provisions, which could result in acceleration of our obligation to repay this debt.

In February of 2009, the EMEA announced that it has recommended suspension of the marketing authorization of RAPTIVA® in the European Union, EMD Serono announced that, in consultation with Health Canada, it will suspend marketing of RAPTIVA® in Canada and the FDA issued a public health advisory concerning three confirmed reports, and one possible report, of PML in patients using RAPTIVA®. We expect sales of RAPTIVA® to decline significantly as a result of these and other related events, and we anticipate that as a consequence we will be in violation of or default under the relevant provisions of the new facility during the second or third quarter of this year. We are currently in discussions with the lenders regarding a restructuring of the terms of the new facility to address the effects of these developments. However, there can be no assurance that we will reach agreement with the lenders on acceptable terms, or at all, as a result of these discussions.

At December 31, 2008, the outstanding principal amount under the new facility totaled $50.4 million and the balance in restricted cash was $8.6 million relating to this facility. On April 1, 2009, the next payment date under the loan, the outstanding principal balance of the loan may be reduced, at the discretion of the lenders, by as much as $8 million, should the lenders choose to apply a portion of the restricted cash balance to the repayment of outstanding principal. This potential reduction in principal, if it were to occur, would take into account our interest payment due on April 1, 2009, estimated fourth quarter 2008 royalty receipts and amounts required to remain in restricted cash for the estimated interest payment due on October 1, 2009.

Debt issuance costs under the new facility of $2.0 million are being amortized on a straight-line basis over the five-year life of the loan and are disclosed as current and long-term debt issuance costs on the balance sheet. Proceeds from the new facility were used to pay the outstanding principal and accrued interest under the original facility, certain fees and expenses in connection with the new facility and for general corporate purposes.

Novartis Note

In May of 2005, we executed a secured note agreement with Chiron Corporation (now Novartis). Under the note agreement, Novartis agreed to make semi-annual loans to us to fund up to 75% of our research and development and commercialization costs under the collaboration arrangement, not to exceed $50.0 million in aggregate principal amount. Any unpaid principal amount together with accrued and unpaid interest shall be due and payable in full on June 21, 2015, the tenth anniversary date of the advance date on which the first loan was made. Interest on the unpaid balance of the principal amount of each loan shall accrue at six-month LIBOR plus 2%, which was equal to 3.85% at December 31, 2008, and is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At our election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50.0 million and we have made this election for all interest payments thus far. Loans under the note agreement are secured by our interest in the collaboration with Novartis, including any payments owed to us thereunder.

In November of 2008, we restructured our product development collaboration with Novartis. Under the restructured agreement, we received $13.7 million in consideration of which $7.5 million was in the form of a debt reduction on our existing loan facility with Novartis, in exchange for giving Novartis control over the HCD122 program and an additional ongoing program. In addition, we made a principal payment on our Novartis note of $1.4 million in November of 2008. Pursuant to this restructuring, no additional borrowings will be made by XOMA on our Novartis note.

At December 31, 2008, the outstanding principal balance under this note agreement totaled $12.9 million and for the years ended December 31, 2008, 2007 and 2006 we incurred, and added to the principal balance of the note, interest expense of $1.2 million, $1.3 million and $1.0 million, respectively.

Equity Line of Credit

On October 21, 2008, we entered into a common share purchase agreement (the “Purchase Agreement”) with Azimuth, pursuant to which we obtained a committed equity line of credit facility (the “Facility”) under which we may sell up to $60 million of our registered common shares to Azimuth over a 24-month period, subject to certain conditions and limitations. We are not obligated to utilize any of the $60 million Facility and remain free to enter other financing transactions. Pursuant to the terms of the Purchase Agreement, we determine, in our sole discretion, the timing, dollar amount and floor price per share of each draw down under the Facility, subject to certain conditions and limitations. The number and price of shares sold in each draw down are determined by a contractual formula designed to approximate fair market value, less a discount which may range from 2.65% to 6.65%. If the daily volume weighted average price of our common shares falls below a threshold price of $1.00 on any trading day during a draw down period, Azimuth will not be required to purchase the pro-rata portion of common shares allocated to that day. However, at its election, Azimuth may buy the pro-rata portion of shares allocated to that day at the threshold price less a negotiated discount. The Purchase Agreement also provides that from time to time and in our sole discretion, we may grant Azimuth the right to exercise one or more options to purchase additional common shares during each draw down pricing period for the amount of shares based upon the maximum option dollar amount and the option threshold price specified by us. Shares under the Facility are sold pursuant to a prospectus which forms a part of a registration statement declared effective by the Securities and Exchange Commission on May 29, 2008. From the inception of the Facility in October of 2008 through December 31, 2008, we have sold 7,932,432 common shares under the Facility for aggregate gross proceeds of $7.5 million, and $52.5 million remains available under the Facility. This includes the sale of 4.0 million shares under the Facility in December of 2008 that Azimuth agreed to purchase notwithstanding that the relevant volume weighted average prices were under the threshold price of $1.00. Under the terms of the Purchase Agreement, we negotiated a discount rate of 8.86% for this draw down. Prior to the successful conclusion of such negotiations, Azimuth was not obligated to purchase such shares, and there can be no assurance that they would agree to do so again if similar circumstances were to arise in the future. Offering expenses incurred through December 31, 2008 related to this Facility were $0.3 million. The proceeds are being used for general corporate purposes.

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

The additional New Notes were issued to the initial purchasers for net proceeds of $11.8 million. Debt issuance costs related to the New Notes of approximately $0.7 million were being amortized on a straight-line basis over the original 72-month life of the notes. Additional debt issuance costs of $2.0 million, related to the modification of the existing debt, were expensed as incurred with $1.1 million expensed during the quarter ended March 31, 2006.

At the time of note conversion, unamortized discount, premium and debt issuance costs related to the converted notes was charged to shareholder’s equity.

For the year ended December 31, 2006, $27.5 million of New Notes were converted into 18,262,264 common shares including 3,602,879 shares related to the additional interest payment feature of the notes. As of December 31, 2006, we had elected to pay all additional interest owed in common shares. We recorded a $6.9 million charge to interest expense during the year ended December 31, 2006, as a result of an increase in the fair value of the embedded derivative on our convertible debt including $4.8 million related to the additional interest feature of the converted notes. The remaining principal for the New Notes was $44.5 million as of December 31, 2006.

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

For the years ended December 31, 2007 and 2006, we incurred $0.2 million and $3.4 million, respectively, in interest expense on our convertible debt. Additionally, we amortized a net of $0.1 million and $1.0 million in debt issuance costs, premium and discount for the years ended December 31, 2007 and 2006, respectively. There were no balances recorded in 2008 relating to the convertible debt, as it was eliminated in the first quarter of 2007.

We have incurred significant operating losses and negative cash flows from operations since our inception. At December 31, 2008, we had cash, cash equivalents and short-term investments of $10.8 million, restricted cash of $9.5 million and working capital of $11.7 million. During 2009, we expect to continue using our cash, cash equivalents and short-term investments to fund ongoing operations. Additional licensing, antibody discovery collaboration agreements and financing arrangements may positively impact our cash balances. Based on anticipated spending levels, revenues, collaborator funding and other sources of funding we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through the next twelve months, excluding a potential acceleration of the Goldman Sachs debt due to an anticipated decline in RAPTIVA® royalties in 2009, as discussed above. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. We expect sales of RAPTIVA® to decline significantly as a result of recent events, and we anticipate that as a consequence we will be in violation of or default under the relevant provisions of our loan from Goldman Sachs during the second or third quarter of this year. In the event we are not able to restructure the terms of our loan from Goldman Sachs and otherwise maintain at least twelve months of cash resources, there will be substantial doubt as to our ability to continue as a going concern. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. If adequate funds are not available, we have developed contingency plans that may require us to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs.

Our independent registered public accounting firm has included in their report for our fiscal year ended December 31, 2008 a qualification with respect to our ability to continue as a going concern. Our consolidated financial statements have been prepared on the basis of going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we would have to liquidate our assets and the values we receive for our assets in liquidation could be significantly lower than the values at which they are carried on our consolidated financial statements. The inclusion of a going concern qualification in our independent registered public accounting firm’s audit opinion for the year ended December 31, 2008 may materially adversely affect our share price and our ability to raise new capital.

Commitments and Contingencies

Purchase Obligations

In September of 2007, we entered into a five-year purchase agreement for custom cell culture medium for use in our research and development activities. Under the terms of the agreement we are obligated to meet certain annual purchase commitments. These commitments are included in the schedule of contractual obligations below:

Schedule of Contractual Obligations

Payments by period due under contractual obligations at December 31, 2008 are as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$19,237	$4,041	$8,333	$6,246	$617
Purchase obligations	440	110	220	110	—
Debt Obligations (a)
Principal	63,274	—	—	50,394	12,880
Interest	32,242	6,797	13,594	11,108	743

Total	$115,193	$10,948	$22,147	$67,858	$14,240

(a)	See Item 7A: Quantitative and Qualitative Disclosures about Market Risk and Note 3: Long-Term Debt and Other Arrangements to the accompanying consolidated financial statements for further discussion of our debt obligations.

In addition to the above, we have committed to make potential future “milestone” payments to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $79.0 million have not been recorded on our consolidated balance sheet. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.

Although operations are influenced by general economic conditions, we do not believe that inflation had a material impact on financial results for the periods presented. We believe that we are not dependent on materials or other resources that would be significantly impacted by inflation or changing economic conditions in the foreseeable future.

Recent Accounting Pronouncements

Fair Value Measurements

In October 2008, the FASB issued FSP 157-3 Determining Fair Value of a Financial Asset in a Market That Is Not Active (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our financial statements. See Note 1: Fair Value of Financial Instruments to the Consolidated Financial Statements for information and related disclosures regarding our fair value measurements.

Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development

In June of 2007, the Emerging Issues Task Force issued EITF Issue 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development” (“EITF 07-03”). EITF 07-03

addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 was effective for fiscal years beginning after December 15, 2007 and interim periods within those years. The adoption of EITF 07-03 did not have a material impact on our financial statements.

Accounting for Collaborative Agreements

In December of 2007, the EITF reached a consensus on EITF Issue 07-01 “Accounting for Collaborative Agreements” (“EITF 07-01”). EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants and third parties in a collaborative arrangement. EITF 07-01 prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-01 is not expected to have a material impact on the Company’s financial statements.

Subsequent Events

Workforce Reduction

In January of 2009, we announced a workforce reduction of approximately 42 percent, or 144 employees, a majority of which were employed in manufacturing and related support functions. This decision was made based on the challenging economic conditions and a decline in forecasted contract manufacturing demand in 2009. We expect an annualized reduction of approximately $27 million in cash expenditures when changes are completed in the second quarter of 2009. Upon completion of the workforce reduction, we expect to remain staffed with approximately 200 employees to develop XOMA 052, develop and license proprietary products and technology, and continue fully funded antibody discovery and development activities with our pharmaceutical partners in collaborations and the U.S. government in biodefense. We are temporarily suspending operations in four of our leased buildings. Our leases on these four buildings expire in the period from 2011 to 2014 and total minimum lease payments due from January of 2009 until expiration of the leases are $7.2 million. We are currently evaluating our options as to future use of these leased spaces. We will maintain our pilot scale manufacturing plant with some full scale capability.

Approval of LUCENTIS® in Japan

In January of 2009, Novartis announced that LUCENTIS® received approval in Japan for the treatment of (wet) age-related macular degeneration. We are entitled to receive low single-digit royalties on worldwide sales of LUCENTIS®.

Expansion of Collaboration with Takeda

In February of 2009, we expanded our existing collaboration with Takeda to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems. We received a $29.0 million expansion fee, of which $23.2 million was received in cash in February of 2009 and the remainder was witheld for payment to the Japanese taxing authority. In addition, we expect to pay approximately $1.5 million of additional expenses to Takeda related to the agreement. We may receive potential milestones and royalties on sales of antibody products in the future.

EMEA and Health Canada Recommendations and FDA Warning Regarding RAPTIVA®

In February of 2009, the EMEA announced that it recommended suspension of the marketing authorization of RAPTIVA® in the European Union, EMD Serono announced that, in consultation with Health Canada, it will suspend marketing of RAPTIVA® in Canada, and the FDA issued a public health advisory concerning three confirmed reports, and one possible report, of PML in patients using RAPTIVA®. We are entitled to receive mid-single digit royalties on worldwide sales of RAPTIVA®. We expect sales of RAPTIVA® to decline significantly as a result of these and other related events.

Forward-Looking Information and Cautionary Factors That May Affect Future Results

Certain statements contained herein related to the sufficiency of our cash resources, levels of future revenues, losses, expenses and cash, future sales of approved products, as well as other statements related to current plans for product development and existing and potential collaborative and licensing relationships, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, the period for which our cash resources are sufficient could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated, if anticipated revenues or cost sharing arrangements do not materialize, if funds are not otherwise available on acceptable terms; revenue levels may be other than as expected if sales of approved products are lower than expected; losses may be other than as expected for any of the reasons affecting revenues and expenses; expense levels and cash utilization may be other than as expected due to unanticipated changes in our research and development programs; and the sales efforts for approved products may not be successful if the parties responsible for marketing and sales fail to meet their commercialization goals, due to the strength of the competition, if physicians do not adopt the product as treatment for their patients or if remaining regulatory approvals are not obtained. These and other risks, including those related to the results of preclinical testing; the timing or results of pending and future clinical trials (including the design and progress of clinical trials; safety and efficacy of the products being tested; action, inaction or delay by the United States Food and Drug Administration (“FDA”), European or other regulators or their advisory bodies; and analysis or interpretation by, or submission to, these entities or others of scientific data); changes in the status of existing collaborative relationships; the ability of collaborators and other partners to meet their obligations; our ability to meet the demand of the United States government agency with which we have entered our government contracts; competition; market demands for products; scale-up and marketing capabilities; availability of additional licensing or collaboration opportunities; international operations; share price volatility; our financing needs and opportunities; uncertainties regarding the status of biotechnology patents; uncertainties as to the costs of protecting intellectual property; and risks associated with our status as a Bermuda company, are described in more detail in Item 1A: Risk Factors.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our loan facilities. By policy, we make our investments in high quality debt securities, limit the amount of credit exposure to any one issuer and limit duration by restricting the term of the instrument. We generally hold investments to maturity, with a weighted average portfolio period of less than twelve months. We do not invest in derivative financial instruments.

We hold interest-bearing instruments that are classified as cash, cash equivalents and short-term investments. Fluctuations in interest rates can affect the principal values and yields of fixed income investments. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed income investments could lose value.

The following table presents the amounts and related weighted average interest rates of our cash and investments at December 31, 2008 and 2007 (in thousands, except interest rate):

	Maturity	Carrying Amount (in thousands)	Fair Value (in thousands)	Weighted Average Interest Rate
December 31, 2008
Cash and cash equivalents	Daily to 90 days	$9,513	$9,513	2.67%
Short-term investments	91 days to less than 12 months	1,301	1,299	4.64%
December 31, 2007
Cash and cash equivalents	Daily to 90 days	$22,504	$22,500	5.01%
Short-term investments	91 days to less than 18 months	16,072	16,067	5.19%

Due to the adverse developments in the credit markets in 2008, we may experience reduced liquidity with respect to some of our investments. Our investments are generally held to maturity, with a weighted average portfolio period of less than twelve months. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation.

We have the ability and intent to hold our debt securities to maturity when they will be redeemed at full par value. Accordingly, we consider any unrealized losses to be temporary and have not recorded an impairment charge during the year ended December 31, 2008.

In November of 2006, we entered into a five-year senior term loan facility with Goldman Sachs in the aggregate amount of $35.0 million with the principal due at maturity. In May of 2008, this facility was replaced with a new loan facility of $55.0 million, for which we borrowed the full amount thereunder. As of December 31, 2008, $50.4 million remains outstanding under the new facility. Interest on the new facility is charged at a rate of the greater of (x) USD six-month LIBOR or (y) 3.0%, plus 8.5%, which was 12.3% at December 31, 2008.

As of December 31, 2008, we have an outstanding principal balance on our note with Novartis of $12.9 million, which is due in 2015. The interest rate on this note is charged at a rate of USD six-month LIBOR plus 2%, which was 3.85% at December 31, 2008. No further borrowing is available under this facility.

The variable interest rates related to our long-term debt instruments are based on LIBOR. We estimate that a hypothetical 100 basis point change in interest rates could increase or decrease our interest expense by approximately $642,000 on an annualized basis.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements of the registrant, related notes and report of independent registered public accounting firm are set forth beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and President and our Vice President, Finance and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chairman, Chief Executive Officer and President and Vice President, Finance and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chairman, Chief Executive Officer and President and our Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

We continue to enhance internal financial controls and staffing consistent with the requirements of the Sarbanes-Oxley Act of 2002. Apart from this, there were no changes in our internal controls over financial reporting during 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial accounting.

Management’s Report on Internal Control over Financial Reporting

Management, including our Chairman, Chief Executive Officer and President and our Vice President, Finance and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-159f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on the Company’s internal control over financial reporting follows.

Changes in Internal Control over Financial Reporting

Our management, including our Chairman, Chief Executive Officer and President and our Vice President, Finance and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of XOMA Ltd.:

We have audited XOMA Ltd.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). XOMA Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, XOMA Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of XOMA Ltd. as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 2008 of XOMA Ltd., and our report dated March 10, 2009 expressed an unqualified opinion thereon that included an explanatory paragraph regarding XOMA Ltd.’s ability to continue as a going concern.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 10, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Corporate Governance

Certain information regarding our executive officers required by this Item is set forth as a Supplementary Item at the end of Part I of this Form 10-K (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). The Company’s Code of Ethics applies to all employees, officers and directors including the Chairman, Chief Executive Officer and President, the Vice President, Finance and Chief Financial Officer and Chief Accounting Officer, and is posted on the Company’s website at www.xoma.com. Other information required by this Item will be included in the Company’s proxy statement for the 2009 Annual General Meeting of Shareholders, under the sections labeled “Item 1—Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this Item will be included in the sections labeled “Compensation of Executive Officers”, “Summary Compensation Table”, “Plan-Based Awards”, “Outstanding Equity Awards”, “Option Exercises and Share Vested Table”, “Pension Benefits”, “Non-Qualified Deferred Compensation” and “Director Compensation” appearing in our proxy statement for the 2009 Annual General Meeting of Shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this Item will be included in the sections labeled “Share Ownership” and “Equity Compensation Plan Information” appearing in our proxy statement for the 2009 Annual General Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will be included in the section labeled “Transactions With Related Persons” appearing in our proxy statement for the 2009 Annual General Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item will be included in the section labeled “Item 2—Appointment of Independent Auditors” appearing in our proxy statement for the 2009 Annual General Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are included as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

All financial statements of the registrant referred to in Item 8 of this Report on Form 10-K.

(2)	Financial Statement Schedules:

All financial statements schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

(3)	Exhibits:

See “Index to Exhibits” on page i of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March 2009.

XOMA LTD.

By:	/s/ STEVEN B. ENGLE
Steven B. Engle Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN B. ENGLE (Steven B. Engle)	Chairman, Chief Executive Officer and President	March 11, 2009

/s/ FRED KURLAND (Fred Kurland)	Vice President, Finance and Chief Financial Officer	March 11, 2009

/s/ PATRICK J. SCANNON (Patrick J. Scannon, M.D., Ph.D.)	Executive Vice President, Chief Biotechnology Officer and Director	March 11, 2009

/s/ W. DENMAN VAN NESS (W. Denman Van Ness)	Lead Director	March 11, 2009

/s/ WILLIAM K. BOWES, JR. (William K. Bowes, Jr.)	Director	March 11, 2009

/s/ CHARLES J. FISHER (Charles J. Fisher, M.D.)	Director	March 11, 2009

/s/ PETER BARTON HUTT (Peter Barton Hutt)	Director	March 11, 2009

/s/ JOHN VARIAN (John Varian)	Director	March 11, 2009

/s/ PATRICK J. ZENNER (Patrick J. Zenner)	Director	March 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of XOMA Ltd.:

We have audited the accompanying consolidated balance sheets of XOMA Ltd. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of XOMA Ltd.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XOMA Ltd. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has recurring operating losses and cash, cash equivalents and short-term investments balance of $10.8 million. In addition, the Company has a long-term loan balance of $50.4 million, where, under certain circumstances, the obligation to repay this debt could be required in 2009. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are described in Note 1. The 2008 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), XOMA Ltd.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 10, 2009

XOMA Ltd.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$9,513	$22,500
Short-term investments	1,299	16,067
Restricted cash	9,545	6,019
Receivables	16,686	12,135
Prepaid expenses and other current assets	1,296	1,113
Debt issuance costs	365	254

Total current assets	38,704	58,088
Property and equipment, net	26,843	25,603
Debt issuance costs—long-term	1,224	722
Other assets	402	402

Total assets	$67,173	$84,815

LIABILITIES AND SHAREHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$9,977	$6,995
Accrued liabilities	4,438	7,710
Accrued interest	1,588	878
Deferred revenue	9,105	8,017
Other current liabilities	1,884	—

Total current liabilities	26,992	23,600
Deferred revenue—long-term	8,108	10,047
Interest bearing obligation—long-term	63,274	50,850
Other long-term liabilities	200	—

Total liabilities	98,574	84,497

Commitments and contingencies (Note 5)
Shareholders’ equity (net capital deficiency):
Preference shares, $0.05 par value, 1,000,000 shares authorized
Series A, 210,000 designated, no shares issued and outstanding at December 31, 2008 and 2007	—	—
Series B, 8,000 designated, 2,959 shares issued and outstanding at December 31, 2008 and 2007 (aggregate liquidation preference of $29.6 million)	1	1
Common shares, $0.0005 par value, 210,000,000 shares authorized, 140,467,529 and 131,957,774 shares outstanding at December 31, 2008 and 2007, respectively	70	66
Additional paid-in capital	753,634	740,119
Accumulated comprehensive loss	(2)	(9)
Accumulated deficit	(785,104)	(739,859)

Total shareholders’ equity (net capital deficiency)	(31,401)	318

Total liabilities and shareholders’ equity (net capital deficiency)	$67,173	$84,815

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues:
License and collaborative fees	$16,366	$36,460	$2,846
Contract and other revenue	30,473	31,057	16,329
Royalties	21,148	16,735	10,323

Total revenues	67,987	84,252	29,498

Operating costs and expenses:
Research and development (including contract related of $20,828, $17,032, and $10,909, respectively, for the years ended December 31, 2008, 2007, and 2006)	82,576	66,215	52,094
General and administrative	24,145	20,581	18,088

Total operating costs and expenses	106,721	86,796	70,182

Loss from operations	(38,734)	(2,544)	(40,684)
Other income (expense):
Investment and interest income	859	1,866	1,675
Interest expense	(7,654)	(11,585)	(12,932)
Other income (expense)	(99)	(63)	100

Net loss before taxes	(45,628)	(12,326)	(51,841)

Income tax benefit	383	—	—

Net loss	$(45,245)	$(12,326)	$(51,841)

Basic and diluted net loss per common share	$(0.34)	$(0.10)	$(0.54)

Shares used in computing basic and diluted net loss per common share	132,928	127,946	95,961

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(NET CAPITAL DEFICIENCY)

(in thousands)

	Preferred Shares		Common Shares		Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance, December 31, 2005	3	$1	86,313	$43	$655,041	$(66)	$(675,692)	$(20,673)
Exercise of share options, contributions to 401(k) and incentive plans	—	—	879	1	1,489	—	—	1,490
Share-based compensation expense under SFAS 123R	—	—	—	—	978	—	—	978
Conversion of convertible debt	—	—	18,262	9	31,807	—	—	31,816
Comprehensive income (loss):
Net change in unrealized loss on investments	—	—	—	—	—	57	—	57
Net loss	—	—	—	—	—	—	(51,841)	(51,841)

Comprehensive loss								(51,784)

Balance, December 31, 2006	3	1	105,454	53	689,315	(9)	(727,533)	(38,173)
Exercise of share options, contributions to 401(k) and incentive plans	—	—	864	—	1,976	—	—	1,976
Share-based compensation expense under SFAS 123R	—	—	—	—	2,858	—	—	2,858
Conversion of convertible debt	—	—	25,640	13	45,970	—	—	45,983
Comprehensive loss:
Net loss	—	—	—	—	—	—	(12,326)	(12,326)

Comprehensive loss	—	—	—	—	—	—	—	(12,326)

Balance, December 31, 2007	3	1	131,958	66	740,119	(9)	(739,859)	318
Exercise of share options, contributions to 401(k) and incentive plans	—	—	577	—	1,389	—	—	1,389
Share-based compensation expense under SFAS 123R	—	—	—	—	4,934	—	—	4,934
Sale of common shares	—	—	7,932	4	7,192	—	—	7,196
Comprehensive income (loss):
Net change in unrealized loss on investments	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(45,245)	(45,245)

Comprehensive loss	—	—	—	—	—	—	—	(45,238)

Balance, December 31, 2008	3	$1	140,467	$70	$753,634	$(2)	$(785,104)	$(31,401)

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(45,245)	$(12,326)	$(51,841)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,721	6,155	5,117
Common shares contribution to 401(k) and management incentive plans	1,008	1,321	1,088
Share-based compensation expense	4,934	2,858	978
Accrued interest on convertible notes and other interest bearing obligations	1,921	408	1,159
Revaluation of embedded derivative	—	6,101	6,945
Interest paid on conversion of convertible debt	—	(5,172)	—
Amortization of discount, premium and debt issuance costs of long-term and convertible debt	1,378	584	1,035
Amortization of premiums on short-term investments	20	(5)	18
Loss on disposal/retirement of property and equipment	99	146	11
Other non-cash adjustments	(20)	(7)	(3)
Changes in assets and liabilities:
Receivables	(4,551)	(52)	(6,706)
Prepaid expenses and other current assets	(183)	(52)	(86)
Other assets	—	55	—
Accounts payable	2,982	2,809	(1,462)
Accrued liabilities	(3,272)	624	1,369
Deferred revenue	(851)	1,096	9,108
Other liabilities	2,084	—	—

Net cash (used in) provided by operating activities	(32,975)	4,543	(33,270)

Cash flows from investing activities:
Proceeds from sales of investments	9,875	31,480	14,950
Proceeds from maturities of investments	8,099	3,840	17,834
Purchase of investments	(3,199)	(32,994)	(28,391)
Transfer of restricted cash	(3,526)	(1,689)	(4,330)
Purchase of property and equipment	(8,060)	(9,469)	(8,506)

Net cash provided by (used in) investing activities	3,189	(8,832)	(8,443)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	55,000	2,840	36,541
Principal payments of long-term debt	(45,779)	(4,707)	—
Proceeds from issuance of convertible notes	—	—	11,969
Proceeds from issuance of common shares	7,578	654	401

Net cash provided by (used in) financing activities	16,799	(1,213)	48,911

Net (decrease) increase in cash and cash equivalents	(12,987)	(5,502)	7,198
Cash and cash equivalents at the beginning of the period	22,500	28,002	20,804

Cash and cash equivalents at the end of the period	$9,513	$22,500	$28,002

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Significant Accounting Policies

Business

XOMA Ltd. (“XOMA” or the “Company”), a Bermuda company, is a biopharmaceutical company that discovers, develops and manufactures therapeutic antibodies and other agents designed to treat inflammatory, autoimmune, infectious and oncological diseases. The Company’s products are presently in various stages of development and most are subject to regulatory approval before they can be commercially launched. The Company receives royalties from Genentech, Inc. (“Genentech”) on two approved products, RAPTIVA®, for the treatment of moderate-to-severe plaque psoriasis, and LUCENTIS®, for the treatment of neovascular (wet) age-related macular degeneration. XOMA also receives royalties from UCB Celltech, a branch of UCB S.A. (“UCB”) on sales of CIMZIA® in the United States and Switzerland for the treatment of Crohn’s disease. XOMA’s pipeline includes both proprietary products and collaborative programs at various stages of preclinical and clinical development.

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of December 31, 2008, the Company had cash, cash equivalents and short-term investments of $10.8 million, restricted cash of $9.5 million and working capital of $11.7 million. Based on cash and cash equivalents on hand at December 31, 2008 and anticipated spending levels, revenues, collaborator funding and other sources of funding the Company believes to be available, the Company estimates that it has sufficient cash resources to meet its anticipated net cash needs through the next twelve months, excluding a potential acceleration of the Company’s outstanding principal on a term loan facility with Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”) due to an anticipated decline in RAPTIVA® royalties in 2009. The Company expects sales of RAPTIVA® to decline significantly and it anticipates that as a consequence it will be in violation of or default under the relevant provisions of this facility during the second or third quarter of this year. The Company is currently in discussions with the lenders regarding a restructuring of the terms of this loan to address the effects of these developments. However, there can be no assurance that the Company will reach agreement with the lenders on acceptable terms, or at all, as a result of these discussions. If the Company cannot reach agreement on acceptable terms, the lenders could demand payment on the debt. If the lenders demand payment, the Company currently would not have the resources to pay the full amount due.

The Company may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements. The Company cannot assure that the funding, if needed, will be available on terms attractive to it, or at all. Furthermore, any additional equity financings may be dilutive to shareholders and debt financing, if available, may involve restrictive covenants. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue business strategies. If adequate funds are not available, the Company has developed contingency plans that may require the Company to delay, reduce the scope of, or eliminate one or more of its development programs. In addition, the Company may be required to further reduce personnel-related costs and other discretionary expenditures that are within the Company’s control.

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates and Reclassifications

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, research and development expense, long-lived assets and stock-based compensation. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

In the third quarter of 2008, the National Institutes of Health (“NIH”) completed an audit of the Company’s 2007 actual data and developed billing rates for the period from January of 2007 to June of 2009 to be used for all of the Company’s contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the NIH, including Contract No. HHSN26620060008C/N01-A1-60008l (“NIAID 2”). While the audited NIH rates are considered final for 2007 billings, these NIH rates are considered provisional for the period from January of 2008 to June of 2009 and thus are subject to future audits at the discretion of NIAID’s contracting office. In September of 2008, XOMA retroactively applied these NIH rates to the invoices from 2007 through the third quarter of 2008 resulting in an adjustment to decrease revenue by $2.7 million. The adjustment increased the Company’s loss from operations and net loss for the year ended December 31, 2008 by $2.7 million. The adjustment also increased basic and diluted net loss per common share by $0.02 for the year ended December 31, 2008.

Prior to the NIH’s audit, the Company’s billings were based on provisional fringe, overhead and general and administrative rates supported by XOMA’s 2005 actual data. As the NIH audit only covered 2007 actual data, which differs significantly from 2006 actual data primarily due to a 22% increase in headcount from 2006 to 2007, management has determined that the original provisional rates are more reflective of 2006 actual data than 2007 actual data. Based on this understanding, the parties agreed to not adjust the 2006 billings with the provision that those billings are subject to future NIH audit at the discretion of the NIAID contracting office.

Certain reclassifications of prior period amounts have been made to our consolidated statements of cash flows to conform to the current period presentation.

Concentration of Risk

Cash equivalents, short-term investments, restricted cash and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains money market funds and short-term investments that were previously thought to bear a minimal risk. Recent volatility in the financial markets has created liquidity problems in these types of investments, and money market fund investors, including the Company, have recently been unable to retrieve the full amount of funds, even in highly-rated liquid money market accounts, upon maturity. As of December 31, 2008, the full amount of matured money market fund investments had been received by the Company.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. In 2008, three customers represented 31%, 30% and 20% of total revenues and as of December 31, 2008, there were billed receivables of $14.7 million outstanding from these three customers and one additional customer representing 33%, 28%, 16% and 15% of the accounts receivable balance. In 2007, four customers represented 36%, 20%, 16% and 13% of total revenues and as of December 31, 2007, there were billed and

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unbilled receivables of $10.9 million outstanding from three of these customers representing 42%, 31% and 26% of the accounts receivable balance. In 2006, two customers represented 40% and 35% of total revenues and as of December 31, 2006, there were billed and unbilled receivables of $11.2 million outstanding from these customers and one additional customer representing 45%, 26% and 13% of the accounts receivable balance.

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

License and Collaborative Fees

Revenue from non-refundable license, technology access or other payments under license and collaborative agreements where the Company has a continuing obligation to perform is recognized as revenue over the expected period of the continuing performance obligation. The Company estimates the performance period at the inception of the arrangement and reevaluates it each reporting period. This reevaluation may shorten or lengthen the period over which the remaining revenue is recognized. Changes to these estimates are recorded on a prospective basis.

Milestone payments under collaborative arrangements are recognized as revenue upon completion of the milestone events, once confirmation is received from the third party and collectibility is reasonably assured. This represents the culmination of the earnings process because the Company has no future performance obligations related to the payment. Milestone payments that require a continuing performance obligation on the part of the Company are recognized over the expected period of the continuing performance obligation. Amounts received in advance are recorded as deferred revenue until the related milestone is completed.

Contract Revenue

Contract revenue for research and development involves the Company providing research and development for manufacturing processes for collaborative partners, biodefense contracts or others. Revenue for these contracts is accounted for by a proportional performance, or output based, method where performance is based

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on estimated progress toward elements defined in the contract. The amount of contract revenue and related costs recognized in each accounting period are based on management’s estimates of the proportional performance during the period toward elements defined in the contract. Adjustments to estimates based on actual performance are recognized on a prospective basis and do not result in reversal of revenues should the estimate to complete be extended.

Up-front fees are recognized ratably over the expected benefit period under the arrangement. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the arrangement.

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

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses consist of direct and research-related allocated overhead costs such as facilities costs, salaries and related personnel costs and material and supply costs. In addition, research and development expenses include costs related to clinical trials to validate the Company’s testing processes and procedures and related overhead expenses. Expenses resulting from clinical trials are recorded when incurred based in part on estimates as to the status of the various trials. From time to time, research and development expenses may include up-front fees and milestones paid to collaborative partners for the purchase of rights to in-process research and development. Such amounts are expensed as incurred.

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

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee share options and employee share purchases related to the ESPP, on estimated fair values. The Company is using the modified prospective transition method. Under this method, compensation cost recognized during the years ended December 31, 2008, 2007 and 2006, includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 amortized on a graded vesting basis over the options’ vesting period, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R amortized on a straight-line basis over the options’ vesting period. As permitted by SFAS 123R under the modified prospective transition method, the Company has not restated its financial results for prior periods to reflect expensing of share-based compensation and therefore the results for the years ended December 31, 2008, 2007 and 2006 are not comparable to earlier years.

In addition, the Company elected the “short-cut” method to establish its APIC pool required under SFAS 123(R) for the year ended December 31, 2006, as permitted by FASB Staff Position SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share Base Payment Awards.” In subsequent periods, the APIC pool will be increased by tax benefits from share-based compensation and decreased by tax deficiencies caused when the recorded share-based compensation for book purposes exceeds the allowable tax deduction. As of December 31, 2008, the Company had not recorded any adjustments to the APIC pool due to its loss position and the balance has remained zero.

The following table shows total share-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Research and development	$2,307	$1,005	$468
General and administrative	2,627	1,853	510

Total share-based compensation expense	$4,934	$2,858	$978

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

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	65%	67%	79%
Risk-free interest rate	2.84%	4.22%	4.65%
Expected life	5.4 years	5.3 years	5.3 years

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unvested share activity for the year ended December 31, 2008 is summarized below:

	Unvested Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested balance at December 31, 2007	5,846,721	$2.75
Granted	11,475,750	1.98
Vested	(3,893,834)	2.39
Forfeited	(2,194,257)	2.33

Unvested balance at December 31, 2008	11,234,380	2.17

At December 31, 2008, there was $11.1 million of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 2.9 years. The estimated fair value of options vested during 2008, 2007 and 2006 was $3.6 million, $0.4 million and $0.5 million, respectively. Total intrinsic value of the options exercised was $50,000 in 2008, $0.4 million during 2007 and $1,400 during 2006. Total cash received from share option exercises during 2008 was $0.1 million.

Income Taxes

The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). The application of income tax law and regulations is inherently complex. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

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

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is antidilutive. The following table shows the total outstanding securities considered antidilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	December 31,
	2008	2007	2006
Options for common shares	19,810	11,108	6,230
Convertible preference shares	3,818	3,818	29,459
Warrants for common shares (1)	—	125	125

(1)	Expired in July of 2008

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time the Company acquires them to be cash equivalents. At December 31, 2008 and 2007, cash and cash equivalents consisted of overnight deposits, money market funds, commercial paper, repurchase agreements and debt securities with maturities of less than 90 days and are reported at fair value. Cash and cash equivalent balances were as follows as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$553	$—	$—	$553
Cash equivalents	8,960	—	—	8,960

Total cash and cash equivalents	$9,513	$—	$—	$9,513

	December 31, 2007
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$5,011	$—	$—	$5,011
Cash equivalents	17,493	1	(5)	17,489

Total cash and cash equivalents	$22,504	$1	$(5)	$22,500

Short-term Investments

Short-term investments include debt securities classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of tax, if any, reported in other comprehensive income (loss). The estimate of fair value is based on publicly available market information. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are also included in investment and other income. The cost of investments sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment and other income.

Due to the recent adverse developments in the credit markets, XOMA may experience reduced liquidity with respect to some of its investments. These investments are generally held to maturity, which is typically less than one year. However, if the need arose to liquidate such securities before maturity, the Company may experience losses on liquidation.

At December 31, 2008, all short-term investments had maturities of less than one year. The Company has recorded these investments as current as these investments are available for current operations and management’s intent is to realize these investments as required to fund current operations.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term investments by security type at December 31, 2008 and 2007 were as follows (in thousands):

	December 31, 2008
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$1,301	$—	$(2)	$1,299

Total Short-Term Investments	$1,301	$—	$(2)	$1,299

	December 31, 2007
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$7,447	$—	$(5)	$7,442
State and municipal debt securities	8,625	—	—	8,625

Total Short-Term Investments	$16,072	$—	$(5)	$16,067

State and municipal debt securities as of December 31, 2007 included $8.6 million in auction rate securities with average ratings by Standard & Poors/Moody’s of Aaa. During 2008, the Company sold all of its remaining auction rate securities. All sales were at par value, which was equal to recorded fair value, and no loss was incurred by the Company.

The Company reviews its instruments for other-than-temporary impairment whenever the value of the instrument is less than the amortized cost. All such investments have been or were in an unrealized loss position for less than twelve months. The Company has not sold similar investments at a loss and currently has the financial ability to hold short-term investments with an unrealized loss until maturity or recovery and not incur any recognized losses. As a result, the Company does not believe any unrealized losses represent other-than-temporary impairment. During the years ended December 31, 2008, 2007 and 2006, there were $4,000, zero and zero in realized gains on short-term investments. During the years ended December 31, 2008, 2007 and 2006, there were no realized losses on short-term investments.

Restricted Cash

Under the terms of its loan agreement with Goldman Sachs, the Company maintains a custodial account for the deposit of RAPTIVA®, LUCENTIS® and CIMZIA® royalty revenues in addition to a standing reserve of the next semi-annual interest payment due on the loan. This cash account and the interest earned thereon can be used solely for the payment of the semi-annual interest amounts due on April 1 and October 1 of each year and, at that time, amounts in excess of the interest reserve requirement may be used to pay down principal or be distributed back to the Company, at the discretion of the Goldman Sachs. At December 31, 2008, the restricted cash balance of $8.6 million was invested in money market funds. See Note 3: Long-Term Debt and Other Arrangements for additional discussion of the Goldman Sachs term loan.

In April of 2008, XOMA entered into an irrevocable letter of credit (“LOC”) arrangement in favor of an insurance company agent that is certified to draw funds on the LOC not to exceed $942,000. The LOC is intended to cover any potential liability, loss, or costs incurred by the agent under any bonds or undertakings for the purpose of clearing manufacturing materials through U.S. Customs and Border Protection. The LOC will expire, if not renewed, in one year, and requires XOMA to record the LOC balance as restricted short-term cash on the consolidated balance sheet. The restricted cash balance of $0.9 million was invested in a certificate of deposit as of December 31, 2008.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). In February of 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Repurchase agreements	$8,950	$8,950	$—	$—
Certificates of deposit-restricted	952	952	—	—
Money market funds	10	10	—	—
Money market funds-restricted	8,593	8,593	—	—
Corporate notes and bonds	1,299	—	1,299	—

Total	$19,804	$18,505	$1,299	$—

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 3 assets held during 2008 consisted of auction rate securities. During 2008, the Company sold all of its auction rate securities investments at par value, which equaled the recorded fair value, and has recognized no loss on the sale of such investments. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of December 31, 2008 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$8,625
Unrealized gains/losses included in other comprehensive income	—
Sales	(8,625)

Balance at December 31, 2008	$—

Receivables

Receivables consisted of the following at December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Trade receivables	$16,274	$11,655
Other receivables	412	480

Total	$16,686	$12,135

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

Property and equipment consisted of the following at December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Furniture and equipment	$36,592	$34,618
Buildings, leasehold and building improvements	22,355	19,969
Construction-in-progress	1,108	1,845
Land	310	310

	60,365	56,742
Less: Accumulated depreciation and amortization	(33,522)	(31,139)

Property and equipment, net	$26,843	$25,603

Depreciation and amortization expense was $6.7 million, $6.2 million and $5.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Accrued management incentive compensation	$—	$4,135
Accrued payroll costs	2,776	2,635
Accrued professional fees	514	617
Other	1,148	323

Total	$4,438	$7,710

Deferred Revenue

The Company defers revenue until all requirements under its revenue recognition policy are met. In 2008, the Company deferred $17.5 million of revenue from five contracts including Schering-Plough Research Institute (“SPRI”), Takeda Pharmaceutical Company Limited (“Takeda”) and Novartis AG (“Novartis”) and recognized $18.4 million of revenue from the five contracts.

In 2007, the Company deferred $23.3 million of revenue from five contracts including SPRI and Takeda and recognized $22.2 million of revenue from the five contracts, including the amortization of the remaining $4.3 million of the $10.0 million in up-front payments received from Novartis, formerly known as Chiron Corporation, related to the oncology collaboration contract entered into in February of 2004, due to the ending of the parties’ mutual exclusivity obligation.

The following table shows the activity in deferred revenue for the years ended December 31, 2008 and 2007 (in thousands):

	Year ended December 31,
	2008	2007
Beginning deferred revenue	$18,064	$16,968
Revenue deferred	17,515	23,254
Revenue recognized	(18,366)	(22,158)

Ending deferred revenue	$17,213	$18,064

Of the $17.2 million balance in deferred revenue at December 31, 2008, $9.1 million is expected to be earned over the next year and the remaining $8.1 million is expected to be earned over the next five years.

Other Current Liabilities

Other current liabilities consisted of the following at December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Due to government agency	$1,551	$—
Other	333	—

Total	$1,884	$—

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount due to government agency at December 31, 2008 relates to payments received from the NIAID 2 contract. In 2008, the NIH completed an audit of XOMA’s 2007 actual data and developed billing rates for the period from January of 2007 to June of 2009 to be used for all of the Company’s government contracts. As a result, XOMA retroactively applied these NIH rates to the invoices from 2007 through the third quarter of 2008 resulting in an adjustment to decrease revenue by $2.7 million. Refer to the Use of Estimates and Reclassification section above for more detail.

Of the $2.7 million liability recorded in the third quarter of 2008, $0.9 million was earned in the fourth quarter of 2008. Of the remaining balance at December 31, 2008, $1.6 million is expected to be earned over the next year and the remaining $0.2 million is expected to be earned by the completion of the contract in 2010 and is included in other long-term liabilities in the consolidated balance sheet as of December 31, 2008.

Supplemental Cash Flow Information

The following table shows the supplemental cash flow information for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year ended December 31,
	2008	2007	2006
Cash paid during the year for:
Interest	$4,354	$3,077	$3,793

Income taxes	$—	$—	$—

Non-cash investing and financing activities:
Debt reduction on Novartis note	$7,500	$—	$—

Conversion of convertible debt to equity	$—	$44,521	$27,479

Interest added to principal balance on Novartis note	$1,183	$1,323	$1,018

Payment of additional interest feature on convertible debt in shares	—	1,889	3,603

Non-cash transactions from financing activities for the year ended December 31, 2008 consisted of $7.5 million received in the form of debt reduction on XOMA’s existing loan facility with Novartis, as part of the restructuring of the Company’s product development collaboration with Novartis entered into in 2004 for the development and commercialization of antibody products for the treatment of cancer. In addition, interest of $1.2 million, $1.3 million and $1.0 million on the Novartis secured loan was added to the principal balance of the loan for the years ended December 31, 2008, 2007 and 2006, respectively.

Non-cash transactions from financing activities for the years ended December 31, 2007 and 2006 consisted of the conversion of $44.5 million and $27.5 million, respectively, in convertible notes to equity and the payment of 1.9 million shares and 3.6 million shares, respectively, related to the additional interest feature. See Note 3: Long-Term Debt and Other Arrangements to the Consolidated Financial Statements for additional discussion of the convertible debt and Novartis loan.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information

The Company has determined that, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, it operates in one segment as it only reports operating results on an aggregate basis to the chief operating decision maker of the Company. The Company’s property and equipment is held entirely in the United States.

Foreign Operations Information

Revenues earned by the Company’s foreign operations are attributed to the following countries for each of the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
United States	$56,467	$46,029	$26,642
Ireland	2,603	32,088	645
Bermuda	8,917	6,135	2,211

Total	$67,987	$84,252	$29,498

Recent Accounting Pronouncements

Fair Value Measurements

In October of 2008, the FASB issued FSP 157-3 Determining Fair Value of a Financial Asset in a Market That Is Not Active (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company’s consolidated results of operations and financial condition.

Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development

In June of 2007, the Emerging Issues Task Force issued EITF Issue 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development” (“EITF 07-03”). EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 was effective for fiscal years beginning after December 15, 2007 and interim periods within those years. The adoption of EITF 07-03 did not have a material impact on the Company’s financial statements.

Accounting for Collaborative Agreements

In December of 2007, the EITF reached a consensus on EITF Issue 07-01, “Accounting for Collaborative Agreements” (“EITF 07-01”). EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants and third parties in a collaborative arrangement. EITF 07-01 prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-01 is not expected to have a material impact on the Company’s financial statements.

2.	Licensing and Collaborative Agreements

Licensing Agreements

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

Collaborative Agreements

Total research and development expenses incurred related to the Company’s collaborative agreements were approximately $24.1 million, $20.4 million and $20.1 million in 2008, 2007 and 2006, respectively.

Genentech

In April of 1996, the Company entered into a collaboration agreement with Genentech for the development of RAPTIVA®. In March of 2003, it entered into amended agreements which called for XOMA to share in the development costs and to receive a 25% share of future U.S. operating profits and losses and a royalty on sales outside the United States. The amended agreements also called for Genentech to finance the Company’s share of development costs up until first FDA marketing approval via a convertible subordinated loan, and its share of pre-launch marketing and sales costs via an additional commercial loan facility. Under the loan agreement, upon FDA approval of the product, which occurred in October of 2003, the Company elected to pay $29.6 million of the development loan in convertible preference shares, which are convertible into approximately 3.8 million common shares at a price of $7.75 per common share. The commercial loan was repaid in cash in two installments in 2004.

In January of 2005, the Company announced a restructuring of its arrangement with Genentech on RAPTIVA®. Under the restructured arrangement, the Company is entitled to receive mid-single digit royalties on worldwide sales of RAPTIVA® in all indications. The previous cost and profit sharing arrangement for RAPTIVA® in the U.S. was discontinued and Genentech is responsible for all operating and development costs associated with the product. In addition, the Company’s remaining obligation under the development loan was extinguished.

In December of 1998, the Company licensed its bacterial cell expression technology to Genentech, which was utilized to develop LUCENTIS® for the treatment of neovascular (wet) age-related macular degeneration. The Company is entitled to receive a low single-digit royalty on worldwide sales of LUCENTIS®.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes RAPTIVA® and LUCENTIS® royalty revenue when the underlying sales occur. Total royalties recognized for the years ended December 31, 2008, 2007 and 2006 were $21.0 million, $16.7 million and $10.3 million, respectively.

UCB

In December of 1998, the Company licensed its bacterial cell expression technology to Celltech Therapeutics Ltd., now UCB, which utilized it in the development of CIMZIA® for the treatment of moderate-to-severe Crohn’s disease in adults who have not responded to conventional therapies. UCB announced in April of 2008 that CIMZIA® received FDA approval for the treatment of Crohn’s disease. CIMZIA® was approved in Switzerland for the treatment of Crohn’s disease in September of 2007. The Company is entitled to receive a low single-digit royalty on sales of CIMZIA® in the U.S. and Switzerland. The Company recognizes CIMZIA® royalty revenue upon receipt of a royalty statement, until such time that sufficient historical information is available to estimate royalty revenues or receivables in the period. During 2008, royalties received from sales of CIMZIA® were not material.

Novartis

In November of 2008, the Company restructured its product development collaboration with Novartis entered into in 2004 for the development and commercialization of antibody products for the treatment of cancer. Under the restructured agreement, the Company received $6.2 million in cash and $7.5 million in the form of debt reduction on its existing loan facility with Novartis. In addition, the Company may, in the future, receive milestones and double-digit royalty rates for certain product programs and options to develop or receive royalties on additional programs. In exchange, Novartis received control over certain programs under the original product development collaboration. The Company recognized revenue on the $13.7 million consideration received in November of 2008, as XOMA had completed the transfer of the full rights to and materials of the collaboration targets now controlled by Novartis. The Company will recognize revenue relating to the milestones when they are achieved and on the royalties when the underlying sales occur.

Under the original product development collaboration, XOMA received initial payments of $10.0 million in 2004, which was being recognized ratably over five years, the expected term of the agreement, as license and collaborative fees. In February of 2007, the Company announced the parties’ mutual exclusivity obligation to conduct antibody discovery, development and commercialization work in oncology had ended. The expiration of this mutual obligation had no impact on the existing collaboration projects which had reached the development stage and the parties continued to collaborate on a non-exclusive basis. The entire remaining unamortized balance of $4.3 million, at December 31, 2006, associated with the up-front collaboration fee of $10.0 million was recognized in 2007 due to the change in estimate from five years to three years.

A loan facility of up to $50.0 million was available to the Company to fund up to 75% of its share of development expenses incurred beginning in 2005. See Note 3: Long-Term Debt and Other Arrangements for additional discussion of the financing arrangement between XOMA and Novartis.

In December of 2008, the Company entered into a Manufacturing and Technology Transfer Agreement with Novartis, effective July 1, 2008. Under this agreement, XOMA has been engaged by Novartis to perform research and development, process development, manufacturing and technology transfer activities with respect to certain product programs under the original product development collaboration. The work performed under this agreement is fully funded by Novartis. The Company will recognize revenue on the research and development and other services as they are performed on a time and materials basis.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NIAID

In September of 2008, the Company announced that it had been awarded a $65 million multiple-year contract funded with federal funds from NIAID, a part of the NIH (Contract No. HHSN272200800028C), to continue development of drug candidates toward clinical trials in the treatment of botulism poisoning, a potentially deadly muscle paralyzing disease. The contract work is being performed on a cost plus fixed fee basis over a three-year period. The Company is recognizing revenue under the arrangement as the services are being performed on a proportional performance basis.

In July of 2006, the Company was awarded a $16.3 million contract, NIAID 2, to produce monoclonal antibodies for the treatment of botulism to protect United States citizens against the harmful effects of botulinum neurotoxins used in bioterrorism. The contract work is being performed on a cost plus fixed fee basis. The original contract was for a three-year period, however the contract has been extended into 2010. The Company is recognizing revenue as the services are being performed on a proportional performance basis. In 2008, the NIH completed an audit of XOMA’s 2007 actual data and developed billing rates for the period from January of 2007 to June of 2009 to be used for all of the Company’s government contracts. As a result, XOMA retroactively applied these NIH rates to the invoices from 2007 through the third quarter of 2008 resulting in an adjustment to decrease revenue by $2.7 million. The Company will apply the $2.7 million to future billing to the NIH for the services performed. Refer to the Use of Estimates and Reclassification section above for more detail. As of December 31, 2008, $1.8 million of the $2.7 million credit remains to be applied to future services.

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

Schering-Plough

In May of 2006, the Company entered into a collaboration agreement with the SPRI division of Schering-Plough Corporation for therapeutic monoclonal antibody discovery and development. Under the agreement, SPRI will make up-front, annual maintenance and milestone payments to the Company, fund the Company’s research and development and manufacturing activities related to the agreement and pay the Company royalties on sales of products resulting from the collaboration. During the collaboration, the Company will discover therapeutic antibodies against one or more targets selected by SPRI, use the Company’s proprietary Human Engineering™ technology to humanize antibody candidates generated by hybridoma techniques, perform preclinical studies to support regulatory filings, develop cell lines and production processes and produce antibodies for initial clinical trials. The Company will recognize revenue on the up-front payments on a straight-line basis over the expected term of each target antibody discovery, on the research and development and manufacturing services as they are performed on a time and materials basis, on the maintenance fees when they are due, on the milestones when they are achieved and on the royalties when the underlying sales occur.

Schering-Plough/AVEO

In April of 2006, XOMA entered into an agreement with AVEO Pharmaceuticals, Inc (“AVEO”) to utilize XOMA’s Human Engineering™ technology to humanize AV-299 under which AVEO paid XOMA an up-front license fee and development milestones. Under this agreement XOMA created four Human Engineering™ versions of the original AV-299, all of which met design goals and from which AVEO selected one as its lead development candidate.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September of 2006, as a result of the successful humanization of AV-299, XOMA entered into a second agreement with AVEO to manufacture and supply AV-299 in support of early clinical trials. Under the agreement, XOMA created AV-299 production cell lines, conducted process and assay development and performed Good Manufacturing Practices (“cGMP”) manufacturing activities. AVEO retains all development and commercialization rights to AV-299 and is responsible to pay the Company annual maintenance fees, additional development milestones and royalties if certain targets are met in the future. The Company will recognize revenue on the research and development and manufacturing services as they are performed on a time and materials basis, on the maintenance fees when they are due, on the milestones when they are achieved and on the royalties when the underlying sales occur.

In April of 2007, Schering-Plough Corporation, acting through its SPRI division, entered into a research, development and license agreement with AVEO concerning AV-299 and other anti-HGF molecules. In connection with the aforementioned license agreement, AVEO has assigned its entire right, title and interest in, to and under its manufacturing agreement with XOMA to SPRI.

Takeda

In November of 2006, the Company entered into a collaboration agreement with Takeda for therapeutic monoclonal antibody discovery and development. Under the agreement, Takeda will make up-front, annual maintenance and milestone payments to the Company, fund its research and development and manufacturing activities for preclinical and early clinical supplies and pay royalties on sales of products resulting from the collaboration. Takeda will be responsible for clinical trials and commercialization of drugs after an Investigational New Drug Application (“IND”) submission and is granted the right to manufacture once the product enters into Phase 2 clinical trials. During the collaboration, the Company will discover therapeutic antibodies against multiple targets selected by Takeda. The Company will recognize revenue on the up-front payments on a straight-line basis over the expected term of each target antibody discovery, on the research and development and manufacturing services as they are performed on a time and materials basis, on the maintenance fees when they are due, on the milestones when they are achieved and on the royalties when the underlying sales occur.

Pfizer

In August of 2007, XOMA entered into a license agreement with Pfizer Inc. (“Pfizer”) for non-exclusive, worldwide rights for XOMA’s patented bacterial cell expression technology for research (including phage display), development and manufacturing of antibody products. Under the terms of the agreement, XOMA received a license fee payment of $30.0 million in 2007 and milestone payments of $0.7 million, including $0.5 million for the initiation of a Phase 3 clinical trial in 2008. We may receive milestones (licensee achievement based), royalty and other fees on future sales of all products subject to this license, including products currently in late-stage clinical development. The Company has no further obligations under the license agreement and accordingly, the $30.0 million was recorded as license fee revenue in the accompanying statement of operations for the year ended December 31, 2007.

Other

In July of 2007, the Company reached an agreement with a major collaborator to resolve its liability for material cost charges incurred pursuant to the collaboration arrangement. As a result, the Company reduced its research and development costs by $2.8 million included in the statement of operations for the year ended December 31, 2007. Additionally, as of September 30, 2007, the Company eliminated an approximate $1.8 million liability carried on the balance sheet since December 31, 2006 and established a collaboration receivable balance of $1.0 million for the remaining balance related to the material cost charges liability resolution, which was collected prior to December 31, 2007.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Long-Term Debt and Other Arrangements

As of December 31, 2008, the Company had long-term debt of $63.3 million, including $50.4 million outstanding under the new Goldman Sachs term loan and $12.9 million outstanding under the Novartis note. In 2008, XOMA incurred interest expense of $7.7 million, including $5.1 million related to borrowings under the Goldman Sachs term loan and $1.2 million related to borrowings under the Novartis note, and amortization of debt issuance costs of $1.4 million related to the Goldman Sachs term loan.

As of December 31, 2007, the Company had long-term debt of $50.9 million, including $30.3 million outstanding from the original Goldman Sachs term loan and $20.6 million outstanding from the Novartis note. In 2007, XOMA incurred interest expense of $11.6 million, including $3.8 million related to the Goldman Sachs term loan, $1.3 million related the Novartis note and $6.5 million related to the convertible debt. In 2007, XOMA also recognized amortization of debt issuance costs of $0.3 million related to the Goldman Sachs term loan.

Goldman Sachs Term Loan

In November of 2006, the Company entered into a five-year, $35.0 million term loan facility (“the original facility”) with Goldman Sachs and borrowed the full amount thereunder. Indebtedness under the original facility incurred interest at an annual rate equal to six-month LIBOR plus 5.25%, and was secured by all rights to receive payments due to the Company relating to RAPTIVA®, LUCENTIS® and CIMZIA®.

In May of 2008, the Company entered into a five-year, $55.0 million amended and restated term loan facility with Goldman Sachs (the “new facility”) refinancing the original facility and borrowed the full amount thereunder. Indebtedness under the new facility bears interest at an annual rate equal to the greater of (x) six-month LIBOR or (y) 3.0%, plus 8.5% and is subject to reset on April 1 and October 1 of each year. As of December 31, 2008, the interest rate was 12.3%. The debt is secured by all rights to receive payments due to the Company relating to RAPTIVA®, LUCENTIS® and CIMZIA®. Payments received by the Company in respect of these payment rights, in addition to a standing reserve equal to the next semi-annual interest payment, are held in a custodial account which is classified as restricted cash. This cash account and the interest earned thereon can be used solely for the payment of the semi-annual interest amounts due on April 1 and October 1 of each year and, at that time, amounts in excess of the interest reserve requirement may be used to pay down principal or be distributed back to the Company, at the discretion of Goldman Sachs. The Company may prepay indebtedness under the facility at any time, subject to certain prepayment premiums if prepaid during the first four years.

The Company is required to comply with certain covenants including a ratio of royalties collected to interest payable and a requirement that quarterly U.S. and outside-the-U.S. sales of RAPTIVA® and LUCENTIS® exceed certain specified minimum levels and XOMA was in compliance with these covenants as of December 31, 2008. The Company’s ability to comply with these covenants is dependent on continued sales by Genentech, UCB and their partners of these products at adequate levels, and any significant reduction in such sales could cause the Company to violate or be in default under these provisions, which could result in acceleration of the Company’s obligation to repay this debt, as discussed in Note 1 to the consolidated financial statements.

Proceeds from the new facility were used to pay the outstanding principal and accrued interest under the original facility, certain fees and expenses in connection with the new facility and for general corporate purposes. At December 31, 2008, the outstanding principal balance under the new facility totaled $50.4 million and the related balance in restricted cash was $8.6 million. Debt issuance costs under the new facility of $2.0 million are being amortized on a straight-line basis over the five-year life of the loan and are disclosed as current and long-term debt issuance costs on the balance sheet. Unamortized debt issuance costs under the original facility were expensed upon payment of the underlying loan facility.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Novartis Note

In May of 2005, the Company executed a secured note agreement with Novartis. Under the note agreement, Novartis agreed to make semi-annual loans to the Company to fund up to 75% of the Company’s research and development and commercialization costs under the collaboration arrangement, not to exceed $50.0 million in aggregate principal amount. Any unpaid principal amount together with accrued and unpaid interest was due and payable in full on June 21, 2015, the tenth anniversary date of the advance date on which the first loan was made. Interest on the unpaid balance of the principal amount of each loan accrues at six-month LIBOR plus 2%, which was equal to 3.85% at December 31, 2008, and is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50.0 million. The Company has made this election for each interest payment thus far. Loans under the note agreement are secured by the Company’s interest in its collaboration with Novartis, including any payments owed to the Company thereunder.

In November of 2008, the Company restructured its product development collaboration with Novartis. Under the restructured agreement (see Note 2: Novartis for further detail), the Company’s existing debt was reduced by $7.5 million. In addition, the Company made an additional principal repayment on its Novartis note of $1.4 million in November of 2008. Pursuant to this restructuring, no additional borrowings will be made by XOMA on the Novartis note.

At December 31, 2008, the outstanding principal balance under this note agreement totaled $12.9 million.

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

The additional New Notes were issued to the initial purchasers for net proceeds of $11.8 million. Debt issuance costs related to the New Notes of approximately $0.7 million were being amortized on a straight-line basis over the original 72-month life of the notes. Additional debt issuance costs of $2.0 million, related to the modification of the existing debt, were expensed as incurred with $1.1 million and $0.9 million expensed during the quarters ended March 31, 2006 and December 31, 2005, respectively.

At the time of note conversion, unamortized discount, premium and debt issuance costs related to the converted notes were charged to shareholders’ equity.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the years ended December 31, 2007 and 2006, the Company incurred $0.2 million and $3.4 million, respectively, in interest expense on its convertible debt. Interest expense was payable on a semi-annual basis. Additionally, the Company amortized a net of $0.1 million and $1.0 million in debt issuance costs, premium and discount for the year ended December 31, 2007 and 2006.

4.	Share Capital

Common Shares

As of December 31, 2008, the Company had the authority to issue 210,000,000 common shares with a par value of $0.0005 per share of which 140,467,529 were outstanding.

Preference Shares

As of December 31, 2008, the Company has the authority to issue 1,000,000 preference shares with a par value of $0.05 per share. Of these, 210,000 preference shares have been designated Series A Preference Shares and 8,000 preference shares have been designated Series B Preference Shares.

•	Series A: As of December 31, 2008, the Company has authorized 210,000 Series A Preference Shares of which none were outstanding at December 31, 2008 or 2007. Refer to Shareholder Rights Plan below.

•

Series B: As of December 31, 2008, the Company has authorized 8,000 Series B Preference Shares. In December of 2003, the Company issued 2,959 of the Series B preference shares to Genentech in repayment of $29.6 million of the outstanding balance under the convertible subordinated debt agreement. Pursuant to the rights of the Series B preference shares, the holders of Series B preference shares will not be entitled to receive any dividends on the Series B preference shares. The Series B preference shares will rank senior with respect to rights on liquidation, winding-up and dissolution of XOMA to all classes of common shares. Upon any voluntary or involuntary liquidation, dissolution or winding-up of XOMA, holders of Series B preference shares will be entitled to receive $10,000 per share of Series B preference shares before any distribution is made on the common shares. The holder of the Series B preference shares has no voting rights, except as required under Bermuda law.

The holder of Series B preference shares has the right to convert Series B preference shares into common shares at a conversion price equal to $7.75 per common share, subject to adjustment in certain circumstances. Accordingly, the 2,959 issued Series B preference shares are convertible into 3,818,395 common shares.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of January 1, 2007, awards earned under the MICP, CICP and BCP are payable in cash during the first quarter of the following fiscal year so long as the participant remains an employee of the Company. Awards earned under the MICP prior to 2004 vested over a three-year period with 50% of each award payable during the first quarter of the following fiscal year and 25% payable on each of the next two annual distribution dates, so long as the participant remained an employee of the Company. The 50% on the first distribution date was payable half in cash and half in common shares. The balance on the next two annual distribution dates was payable, at the election of the participant, all in cash, all in common shares or half in cash and half in common shares or, for elections not made in a timely manner, all in common shares. The final payout under this plan occurred in 2006.

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

The amounts charged to expense under the incentive plans were zero, $4.0 million and $1.9 million for the plan years 2008, 2007 and 2006, respectively. In the fourth quarter of 2008, the Company decided that it would not pay bonuses for 2008. As of December 31, 2008, no amounts were accrued related to these plans.

Employee Share Purchase Plan

In 1998, the Company’s shareholders approved the 1998 Employee Share Purchase Plan which provides employees of the Company the opportunity to purchase common shares through payroll deductions. Up to 1,500,000 common shares are authorized for issuance under the Share Purchase Plan. An employee may elect to have payroll deductions made under the Share Purchase Plan for the purchase of common shares in an amount not to exceed 15% of the employee’s compensation.

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

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2008, 2007, and 2006, employees purchased 195,403, 83,338 and 234,535 common shares, respectively, under the Share Purchase Plan. Net payroll deductions under the Share Purchase Plan totaled $0.3 million, $0.3 million and $0.4 million for 2008, 2007 and 2006, respectively.

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

Shares Reserved for Future Issuance

The Company has reserved common shares for future issuance as of December 31, 2008, as follows:

Share option plans	24,222,336
Convertible preference shares	3,818,395
Employee share purchase plan	276,813

Total	28,317,544

Share Options

At December 31, 2008, the Company had share-based compensation plans, as described below. The aggregate number of common shares that may be issued under these plans is 28,065,000 shares.

In October of 2007, the Board of Directors (the “Board”) approved a company-wide grant of options to purchase common shares. The purpose of the grant was to improve the level of employee ownership in the business by using existing share-based option plans to bring the Company in line with competitive industry levels. Of the total 6,635,000 options granted, 5,185,000 options were made subject to shareholder approval of a commensurate increase in the number of shares available for the grant of options under the Company’s existing share option plans. In addition, all options granted in February of 2008 as part of the Company’s annual compensation plan were subject to the aforementioned shareholder approval. As of December 31, 2007, the 5,185,000 shares from October of 2007 were not included in any of the options outstanding disclosures, options granted disclosures, or share-based compensation expense as they were not deemed granted for accounting purposes until shareholder approval was obtained in May of 2008.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May of 2008, the shareholders approved the increase in the number of shares available for issuance under the Company’s existing share option plans. Upon shareholder approval, the Company recognized share-based compensation expense for the remaining 5,185,000 share options granted in October of 2007 and the company-wide grant of 3,521,300 share options from February of 2008.

These shares vest according to the Company’s standard four-year vesting schedule which provides for 25% cliff vesting on the first year anniversary of the legal date of grant and monthly vesting of the remaining 75% of shares over the next three years. For accounting purposes, the expense related to the cliff vesting feature will be recognized from May of 2008 through the first corresponding anniversary of the legal grant date.

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

Up to 25,600,000 shares are authorized for issuance under the Option Plan. As of December 31, 2008, options covering 18,798,499 common shares were outstanding under the Option Plan.

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

Up to 2,750,000 shares are authorized for issuance under the Restricted Plan, subject to the condition that not more than 25,600,000 shares are authorized under both the Option Plan and the Restricted Plan. As of December 31, 2008, options covering 1,655,566 common shares were outstanding under the Restricted Plan.

Directors Share Option Plan and Other Options

In 1992, the shareholders approved a Directors Share Option Plan (“Directors Plan”) which provides for the issuance of options to purchase common shares to non-employee directors of the Company at 100% of the fair market value of the shares on the date of the grant. Up to 1,350,000 shares are authorized for issuance during the term of the Directors Plan. Options generally vest on the date of grant and have a term of up to ten years. As of December 31, 2008, options for 999,500 common shares were outstanding under the Directors Plan.

In addition, in July of 2002, the Company granted a non-qualified fully-vested option to a director to purchase 15,000 common shares at 100% of the fair market value of the shares on the date of grant, which will expire in ten years. This option was not issued as part of the Directors Plan.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August of 2007, the Company granted a non-qualified option to Steven B. Engle, CEO, to purchase 1,100,000 common shares at 100% of the fair market value of the shares on the date of grant. The option is subject to the Company’s typical four-year vesting schedule and will expire 10 years from the date of issuance. The option was not issued as part of the Company’s Option Plan or the Restricted Plan.

Share Option Plans Summary

A summary of the status of the all of Company’s share option plans as of December 31, 2008, 2007 and 2006, and changes during years ended on those dates is presented below:

	2008		2007		2006
Options:	Shares	Price*	Shares	Price*	Shares	Price*
Outstanding at beginning of year	11,108,120	$3.66	6,229,864	$4.22	5,422,096	$4.96
Granted
(1)	—	—	—	—	—	—
(2)	2,784,750	1.59	5,545,850	2.95	1,480,300	1.70
(3)	8,691,000	3.28	500,000	5.00	—	—
Exercised	(85,740)	1.54	(252,920)	1.60	(3,733)	1.41
Forfeited, expired or cancelled (4)	(2,687,947)	3.46	(914,674)	4.50	(668,799)	4.68

Outstanding at end of year	19,810,183	3.24	11,108,120	3.66	6,229,864	4.22

Exercisable at end of year	8,575,803		5,261,399		4,245,736

Weighted average fair value of options granted
(1)		—		—		—
(2)		$0.94		$1.80		$1.16
(3)		$0.99		$0.89		—

*	Weighted-average exercise price:

(1)	Option price less than market price on date of grant as provided for in the Restricted Share Plan.

(2)	Option price equal to market price on date of grant.

(3)	Option price greater than market price on date of grant.

(4)	The Company adjusts for forfeitures as they occur.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about share options outstanding at December 31, 2008:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number	Life*	Price**	Number	Price**
$0.62 – $1.58	2,290,895	8.56	$1.14	716,459	$1.39
1.64 – 2.11	1,793,869	7.04	1.85	1,029,135	1.78
2.12 – 2.17	2,293,750	8.56	2.17	873,085	2.17
2.18 – 2.70	161,812	7.19	2.46	41,342	2.44
2.71 – 2.71	3,437,700	8.31	2.71	419,500	2.71
2.79 – 3.56	2,106,820	5.55	3.38	1,443,790	3.38
3.58 – 3.65	56,703	0.40	3.63	53,162	3.62
3.67 – 3.67	5,250,084	8.28	3.67	1,580,780	3.67
3.84 – 9.75	2,017,550	4.40	6.32	2,017,550	6.32
9.99 – 12.99	401,000	2.78	10.42	401,000	10.42

$0.62 – $12.99	19,810,183	7.41	3.24	8,575,803	3.94

Options vested and expected to vest	17,420,515		3.31

*	Weighted-average remaining contractual life

**	Weighted-average exercise price

The weighted average remaining contractual term of outstanding share options at December 31, 2008, was 7.4 years and the aggregate intrinsic value was zero. The weighted average remaining contractual term of exercisable share options at December 31, 2008, was 6.1 years and the aggregate intrinsic value was zero.

Equity Line of Credit

On October 21, 2008, the Company entered into a common share purchase agreement (the “Purchase Agreement”) with Azimuth Opportunity Ltd. (“Azimuth”), pursuant to which it obtained a committed equity line of credit facility (the “Facility”) under which the Company may sell up to $60 million of its registered common shares to Azimuth over a 24-month period, subject to certain conditions and limitations. XOMA is not obligated to utilize any of the $60 million Facility and remains free to enter other financing transactions. Pursuant to the terms of the Purchase Agreement, the Company determines, in its sole discretion, the timing, dollar amount and floor price per share of each draw down under the Facility, subject to certain conditions and limitations. The number and price of shares sold in each draw down are determined by a contractual formula designed to approximate fair market value, less a discount which may range from 2.65% to 6.65%. If the daily volume weighted average price of the Company’s common shares falls below a threshold price of $1.00 on any trading day during a draw down period, Azimuth will not be required to purchase the pro-rata portion of common shares allocated to that day. However, at its election, Azimuth may buy the pro-rata portion of shares allocated to that day at the threshold price less a negotiated discount. The Purchase Agreement also provides that from time to time and in its sole discretion, the Company may grant Azimuth the right to exercise one or more options to purchase additional common shares during each draw down pricing period for the amount of shares based upon the maximum option dollar amount and the option threshold price specified by the Company. Shares under the Facility are sold pursuant to a prospectus which forms a part of a registration statement declared effective by the Securities and Exchange Commission on May 29, 2008. From the inception of the Facility through December 31, 2008, the Company sold 7,932,432 common shares under the Facility for aggregate gross proceeds of $7.5 million, and $52.5 million remains available under the Facility at year end. This includes the sale of 4.0 million shares under the Facility in December of 2008 that Azimuth agreed to purchase notwithstanding that the relevant

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

volume weighted average prices were under the threshold price of $1.00. Under the terms of the Purchase Agreement, the Company negotiated a discount rate of 8.86% for this draw down. Prior to the successful conclusion of negotiations, Azimuth was not obligated to purchase these shares. Offering expenses incurred through December 31, 2008 related to this Facility were $0.3 million.

Warrants

In July of 2008, the remaining 125,000 warrants issued to Incyte Corporation expired. These warrants, to purchase common shares at $6.00 per share, were issued in July of 1998 as partial payment of license fees. As of December 31, 2007, there were 125,000 of these warrants outstanding.

5.	Commitments and Contingencies

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

In addition, the Company has committed to make potential future “milestone” payments to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $79.0 million have not been recorded on the consolidated balance sheet. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.

Purchase Obligations

In September of 2007, XOMA entered into a five-year purchase agreement for custom cell culture medium for use in research and development activities. Under the terms of the agreement, the Company is obligated to meet certain purchase commitments of approximately $0.1 million per year over the next five years. These amounts were met for the years ended December 31, 2008 and 2007 and are not included in the Consolidated Balance Sheet.

Leases

As of December 31, 2008, the Company leased administrative, research facilities, and office equipment under operating leases expiring on various dates through May of 2014.

Future minimum lease commitments are as follows (in thousands):

Operating Leases
2009	4,041
2010	4,162
2011	4,171
2012	3,946
2013	2,300
Thereafter	617

Minimum lease payments	$19,237

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rental expense was approximately $4.1 million, $3.6 million and $3.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Rental expense based on leases allowing for escalated rent payments are recognized on a straight-line basis. The Company is required to restore certain of its leased property to certain conditions in place at the time of lease. The Company believes these costs would not be material to its operations.

Legal Proceedings

In September of 2004, XOMA (US) LLC entered into a collaboration with Aphton for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. In May of 2006, Aphton filed for bankruptcy protection under Chapter 11, Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, No. 06-10510 (CSS). XOMA (US) LLC filed a proof of claim in the proceeding, as an unsecured creditor of Aphton, for approximately $594,000. Aphton and the Official Committee of Unsecured Creditors filed a Proposed Plan of Reorganization that would result in a liquidation of Aphton. The creditors have voted in favor of the plan, and the bankruptcy court has confirmed it. It is not presently known what, if any, distributions will be made to holders of unsecured claims. There were no developments material to XOMA in the United States Bankruptcy Court proceedings involving Aphton during the year ended December 31, 2008.

6.	Income Taxes

The Company recognized $0.4 million in income tax benefit in 2008 relating to refundable credits. There was no income tax expense for 2007 and 2006.

The significant components of net deferred tax assets as of December 31, 2008 and 2007 are as follows (in millions):

	December 31,
	2008	2007
Capitalized research and development expenses	$79.6	$80.3
Net operating loss carryforwards	103.5	93.6
Research and development and other credit carryforwards	20.6	21.2
Other	11.0	10.5

Total deferred tax assets	214.7	205.6
Valuation allowance	(214.7)	(205.6)

Net deferred tax assets	$—	$—

The net increase in the valuation allowance was $9.1 million, $42.3 million and $5.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Approximately $13.1 million and $23.1 million in unutilized federal net operating loss carryforwards expired in 2008 and 2007, respectively. An additional $10.9 million in California net operating loss carryforwards expired unutilized in 2008.

SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and carryback potential, the Company has determined that total deferred tax assets should be fully offset by a valuation allowance.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

XOMA’s accumulated federal, state, and foreign tax net operating loss carryforwards and credit carryforwards as of December 31, 2008, are as follows:

	Amounts (in millions)	Expiration Dates
Federal
NOLs	$159.5	2009 – 2028
Credits	10.5	2009 – 2028
State
NOLs	132.5	2014 – 2029
Credits	15.0	Do not expire
Foreign
NOLs	332.0	Do not expire

The Company’s activities in Ireland and the adoption of FIN 48 in 2007 have allowed it to record previously unrecorded net operating losses related to its Irish subsidiary. The availability of the Company’s net operating loss and tax credit carryforwards may be subject to substantial limitation if it should be determined that there has been a change in ownership of more than 50% of the value of the Company’s shares over a three-year period.

On January 1, 2007 the Company adopted FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 did not have a material impact on the Company.

The Company files income tax returns in the U.S. federal jurisdiction, state of California and Ireland. The Company’s federal income tax returns for tax years 2005 and beyond remain subject to examination by the Internal Revenue Service. The Company’s California and Irish income tax returns of the tax years 2004 and beyond remain subject to examination by the Franchise Tax Board and Irish Revenue Commissioner. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment.

The Company did not have unrecognized tax benefits as of December 31, 2008 and does not expect this to change significantly over the next twelve months. In connection with the adoption of FIN 48, the Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2008, the Company has not accrued interest or penalties related to uncertain tax positions.

7.	Related Party Transactions

Related party transactions during the years ended December 31, 2008 and 2007 consisted of relocation loans to two employees. The final balance of these loans was forgiven in November of 2008. The initial loans of $70,000 and $150,000 were granted in 2001 and 2004, respectively, and were forgiven, along with related interest, over five and two-thirds and four years, respectively, contingent on the employees continued employment with the Company. Total related party balances as of December 31, 2008 and 2007 were zero and $38,000, respectively.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Deferred Savings Plan

Under section 401(k) of the Internal Revenue Code of 1986, the Board of Directors adopted, effective June 1, 1987, a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 50% of their eligible compensation per payroll period, up to a maximum for 2008 of $15,500 (or $20,500 for employees over 50 years of age). The Company may, at its sole discretion, make contributions each plan year, in cash or in the Company’s common shares, in amounts which match up to 50% of the salary deferred by the participants. The expense related to these contributions was $1.1 million, $1.0 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, and 100% was paid in common shares in each year.

9.	Subsequent Events

Workforce Reduction

In January of 2009, the Company announced a workforce reduction of approximately 42 percent, or 144 employees, a majority of which were employed in manufacturing and related support functions. A charge of approximately $3 million is expected to be recorded in the first quarter of 2009 for severance and other costs related to the workforce reduction. As a result, the Company is temporarily suspending operations in four of its leased buildings. The Company’s leases on these four buildings expire in the period from 2011 to 2014 and total minimum lease payments due from January of 2009 until expiration of the leases are $7.2 million. In addition, the net book value of fixed assets relating to these four buildings is approximately $12.5 million as of December 31, 2008, and will be subject to impairment review. The Company is currently evaluating its options as to the future use of these leased spaces.

Expansion of Collaboration with Takeda

In February of 2009, XOMA expanded its existing collaboration with Takeda to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems. The Company received a $29.0 million expansion fee, of which $23.2 million was received in cash in February of 2009 and the remainder was withheld for payment to the Japanese taxing authority. In addition, the Company expects to pay approximately $1.5 million of additional expenses to Takeda related to the agreement.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007.

	Consolidated Statements of Operations
	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2008
Total revenues (1)	$12,057	$11,116	$7,894	$36,920
Total operating costs and expenses (2)	25,083	29,907	26,438	25,293
Other expense, net	(1,149)	(1,899)	(1,818)	(2,028)
Net income (loss)	(14,175)	(20,690)	(20,362)	9,982

Basic and diluted net income (loss) per common share	$(0.11)	$(0.16)	$(0.15)	$0.07

2007
Total revenues (1)	$12,252	$14,136	$43,140	$14,724
Total operating costs and expenses (2)	20,838	21,667	20,423	23,868
Other expense, net (3)	(7,342)	(807)	(900)	(733)
Net income (loss)	(15,928)	(8,338)	21,817	(9,877)

Basic net income (loss) per common share	$(0.14)	$(0.06)	$0.17	$(0.07)

Diluted net income (loss) per common share	$(0.14)	$(0.06)	$0.16	$(0.07)

(1)	Revenues in the quarter ended December 31, 2008 include a non-recurring fee from Novartis of $13.7 million relating to a restructuring of the existing collaboration agreement. Revenues in the quarter ended September 30, 2007 include a $30.0 million non-recurring license fee from Pfizer.

(2)	Operating expenses for the quarter ended December 31, 2008 include a reversal of the bonus accrual of $3.0 million, as the Company determined it would not pay 2008 bonuses. Operating expenses for the quarter ended September 30, 2007 include a non-recurring credit of $2.8 million related to an agreement reached with a major collaborator regarding material costs previously recorded under the collaboration agreement.

(3)	Other expense for the quarter ended March 31, 2007 includes $6.1 million related to the revaluation of the embedded derivative to fair market value and the payment in common shares, of the additional interest feature, on the Company’s convertible debt.

Index to Exhibits

Exhibit Number
3.1	Memorandum of Continuance of XOMA Ltd. (Exhibit 3.4)[1]

3.2	Bye-Laws of XOMA Ltd. (as amended) (Exhibit 3.2)[2]

4.1	Shareholder Rights Agreement dated as of February 26, 2003, by and between XOMA Ltd. and Mellon Investor Services LLC as Rights Agent (Exhibit 4.1)[2]

4.2	Resolution Regarding Preferences and Rights of Series A Preference Shares (Exhibit A to Exhibit 4.1)[2]

4.3	Resolution Regarding Preferences and Rights of Series B Preference Shares (Exhibit B to Exhibit 3)[3]

4.4	Form of Common Stock Purchase Warrant (Incyte Warrants) (Exhibit 2)[4]

4.5	Indenture between XOMA Ltd. and Wells Fargo Bank, National Association, as trustee, relating to the Company’s 6.50% Convertible SNAPs SM due February 1, 2012 (Exhibit 2)[5]

10.1	1981 Share Option Plan as amended and restated (Exhibit 10.1)[6]

10.1A	Form of Share Option Agreement for 1981 Share Option Plan (Exhibit 10.1A)[7]

10.1B	Amendment to 1981 Share Option Plan (Exhibit 10.1B)[8]

10.1C	Amendment No. 2 to 1981 Share Option Plan (Exhibit 10.1C)[8]

10.1D	Amendment No. 3 to 1981 Share Option Plan (Exhibit 10.1)[9]

10.2	Restricted Share Plan as amended and restated (Exhibit 10.3)[6]

10.2A	Form of Share Option Agreement for Restricted Share Plan (Exhibit 10.2A)[7]

10.2B	Amendment to Restricted Share Plan (Exhibit 10.2C)[8]

10.2C	Amendment No. 2 to Restricted Share Plan (Exhibit 10.2D)[8]

10.2D	Amendment No. 3 to Restricted Share Plan (Exhibit 10.2D)[7]

10.2E	Amendment No. 4 to Restricted Share Plan (Exhibit 10.2)[9]

10.2F	2007 CEO Share Option Plan (Exhibit 10.7)[10]

10.3	1992 Directors Share Option Plan as amended and restated (Exhibit 10.3)[7]

10.3A	Amendment No. 1 to 1992 Directors Share Option Plan*

10.3B	Form of Share Option Agreement for 1992 Directors Share Option Plan (initial grants) (Exhibit 10.3A)[7]

10.3C	Form of Share Option Agreement for 1992 Directors Share Option Plan (subsequent grants) (Exhibit 10.3B)[7]

10.3D	2002 Director Share Option Plan (Exhibit 10.10)[6]

10.4	Management Incentive Compensation Plan as amended and restated (Exhibit 10.3)[9]

10.4A	CEO Incentive Compensation Plan (Exhibit 10.4A)[7]

10.4B	Bonus Compensation Plan (Exhibit 10.4B)[7]

10.5	1998 Employee Share Purchase Plan as amended and restated (Exhibit 10.11)[6]

10.5A	Amendment to 1998 Employee Share Purchase Plan (Exhibit 10.5A)[8]

i

Exhibit Number
10.5B	Amendment No. 2 to 1998 Employee Share Purchase Plan (Exhibit 10.5B)[8]

10.6	Form of Amended and Restated Indemnification Agreement for Officers (Exhibit 10.6)[11]

10.6A	Form of Amended and Restated Indemnification Agreement for Employee Directors (Exhibit 10.7)[11]

10.6B	Form of Amended and Restated Indemnification Agreement for Non-employee Directors (Exhibit 10.8)[11]

10.7	Form of Employment Agreement entered into between XOMA (US) LLC and certain of its executives, with reference schedule (Exhibit 10.1)*

10.7A	Consulting Agreement effective as of August 3, 2007 between XOMA (US) LLC and John L. Castello (Exhibit 10.8)[10]

10.8	Form of Change of Control Severance Agreement entered into between XOMA Ltd. and certain of its executives, with reference schedule (Exhibit 10.2)*

10.9	Lease of premises at 890 Heinz Street, Berkeley, California dated as of July 22, 1987 (Exhibit 10.12)[12]

10.10	Lease of premises at Building E at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of April 21, 1988 (Exhibit 10.13)[12]

10.11	Lease of premises at Building C at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of August 26, 1987 (Exhibit 10.14)[12]

10.12	Letter of Agreement regarding CPI adjustment dates for leases of premises at Buildings C, E and F at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 (Exhibit 10.15)[12]

10.13	Lease of premises at 2910 Seventh Street, Berkeley, California dated March 25, 1992 (Exhibit 10.16)[12]

10.13A	Fifth amendment to lease of premises at 2910 Seventh Street, Berkeley, California dated June 1, 2006 (Exhibit 10.58)[13]

10.14	Lease of premises at 5860 and 5864 Hollis Street, Emeryville, California dated as of November 2, 2001 (with addendum) (Exhibit 10.19)[14]

10.15	Lease of premises at 2850 Seventh Street, Second Floor, Berkeley, California dated as of December 28, 2001 (with addendum and guaranty) (Exhibit 10.20)[14]

10.16	Amended and Restated Research and License Agreement dated September 1, 1993, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28)[12]

10.16A	Third Amendment to License Agreement dated June 12, 1997, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28A)[12]

10.16B	Fourth Amendment to License Agreement dated December 23, 1998, between the Company and New York University (Exhibit 10.22B)[15]

10.16C	Fifth Amendment to License Agreement dated June 25, 1999, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.21C)[16]

Exhibit Number
10.16D	Sixth Amendment to License Agreement dated January 25, 2000, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.1)[17]

10.16E	Seventh Amendment to License Agreement by and among New York University, XOMA Technology Limited and XOMA Ireland Limited effective as of November 10, 2004 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3)[18]

10.17	Technology Acquisition Agreement dated June 3, 1994, between Connective Therapeutics, Inc. (now called Connetics Corporation) and the Company (with certain confidential information deleted) (Exhibit 10.46)[19]

10.17A	Amendment Number One to Technology Acquisition Agreement dated December 8, 1999, between Connetics Corporation and XOMA (US) LLC (with certain confidential information deleted) (Exhibit 10.24A)[16]

10.17B	Agreement dated December 8, 1999, by and between The Immune Response Corporation and XOMA (US) LLC (with certain confidential information deleted) (Exhibit 10.24B)[16]

10.18	Second Amended and Restated Collaboration Agreement dated January 12, 2005, by and between XOMA (US) LLC and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.26C)[8]

10.19	License Agreement between Incyte Pharmaceuticals, Inc. and XOMA Corporation effective as of July 9, 1998 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 1)[4]

10.19A	Amendment No. 1 to License Agreement by and among Incyte Corporation, XOMA Technology Limited and XOMA Ireland Limited effective as of November 10, 2004 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 4)[18]

10.19B	Registration Rights Agreement dated as of July 9, 1998, by and among the Company and Incyte Pharmaceuticals, Inc. (Exhibit 3)[4]

10.20	License Agreement by and between XOMA Ireland Limited and MorphoSys AG, dated as of February 1, 2002 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.43)[20]

10.21	Amended and Restated License Agreement by and between XOMA Ireland Limited and DYAX Corp., dated as of October 27, 2006 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.32)[11]

10.22	License Agreement by and between XOMA Ireland Limited and Cambridge Antibody Technology Limited, dated as of December 22, 2002 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.46)[2]

Exhibit Number
10.23	License Agreement, dated as of December 29, 2003, by and between Diversa Corporation and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[21]

10.24	Agreement, dated February 27, 2004, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.50)[22]

10.24A	Research, Development and Commercialization Agreement, dated as of May 26, 2005, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.2)[23]

10.24B	Secured Note Agreement, dated as of May 26, 2005, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.3)[23]

10.24C	Amended and Restated Agreement Research, Development and Commercialization Agreement, executed November 7, 2008, by and between Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation) and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)*

10.24D	Manufacturing and Technology Transfer Agreement, executed December 16, 2008, by and between Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation) and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)*

10.25	Collaboration Agreement, dated as of September 23, 2004, by and between Aphton Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[24]

10.26	Agreement dated March 8, 2005, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.53)[8]

10.26A	Agreement dated July 28, 2006, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases (Exhibit 10.60)[13]

10.26B	Agreement dated September 15, 2008, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.39)[25]

10.27	License Agreement, effective as of June 20, 2005, by and between Merck & Co., Inc. and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.4)[23]

Exhibit Number
10.28	Letter Agreement dated September 20, 2005, between XOMA (US) LLC and Cubist Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission (Exhibit 10.54)[26]

10.29	Form of Dealer Manager Agreement relating to the Company’s 6.50% Convertible SNAPsSM due February 1, 2012 (Exhibit 1.1)[27]

10.29A	Form of Placement Agreement relating to the Company’s 6.50% Convertible SNAPsSM due February 1, 2012 (Exhibit 1.2)[27]

10.30	Collaboration Agreement dated as of May 22, 2006, by and between Schering Corporation, acting through its Schering-Plough Research Institute division, and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.59)[13]

10.31	Collaboration Agreement, dated as of November 1, 2006, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.46)[11]

10.31A	First Amendment to Collaboration Agreement, effective as of February 28, 2007, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.48)[28]

10.31B	Second Amendment to Collaboration Agreement, effective as of February 9, 2009, among Takeda Pharmaceutical Company Limited and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)*

10.32	Loan Agreement, dated as of November 9, 2006, between Goldman Sachs Specialty Lending Holdings, Inc., XOMA (US) LLC and XOMA Ltd. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.47)[11]

10.32A	Amended & Restated Loan Agreement, dated as of May 9, 2008 between Goldman Sachs Specialty Lending Holdings, Inc., XOMA Ltd. and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.37)[29]

10.33	License Agreement, effective as of August 27, 2007, by and between Pfizer Inc. and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[30]

10.34	Common Stock Purchase Agreement, dated as of October 21, 2008, by and between XOMA Ltd. and Azimuth Opportunity Ltd. (Exhibit 10.1)[31]

21.1	Subsidiaries of the Company*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Steven B. Engle, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Fred Kurland, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Steven B. Engle, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Fred Kurland, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Press Release dated March 11, 2009*

v

Footnotes:

*	Filed herewith.
1	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-4 filed November 27, 1998, as amended.
2	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
3	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Form 8-K/A filed April 18, 2003.
4	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed July 16, 1998.
5	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed February 13, 2006.
6	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-8 filed August 28, 2003.
7	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended.
8	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
9	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed November 6, 2007.
10	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed August 7, 2007.
11	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
12	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended.
13	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
14	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
15	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
16	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
17	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
18	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 on Form 8-K/A filed November 30, 2004.
19	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
20	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 filed on December 12, 2002.
21	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 2 on Form 8-K/A filed March 19, 2004.
22	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
23	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
24	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 on Form 8-K/A filed October 26, 2004.

25	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.
26	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
27	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed January 11, 2006.
28	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.
29	Incorporated by reference to the referenced exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on September 11, 2008.
30	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed September 13, 2007.
31	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed October 22, 2008.