Form 10-Q
period 2009-03-31
XOMA LTD /DE/
filed 2009-05-07
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2009
Common Shares, U.S. $0.0005 par value	142,326,493

XOMA Ltd.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

XOMA Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,561	$9,513
Short-term investments	—	1,299
Restricted cash	13,998	9,545
Trade and other receivables, net	9,289	16,686
Prepaid expenses and other current assets	978	1,296
Debt issuance costs	1,499	365

Total current assets	47,325	38,704
Property and equipment, net	25,206	26,843
Debt issuance costs – long-term	—	1,224
Other assets	402	402

Total assets	$72,933	$67,173

LIABILITIES AND SHAREHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$5,054	$9,977
Accrued liabilities	7,264	4,438
Accrued interest	3,265	1,588
Deferred revenue	7,951	9,105
Interest bearing obligations – current	50,394	—
Other current liabilities	1,692	1,884

Total current liabilities	75,620	26,992
Deferred revenue – long-term	7,025	8,108
Interest bearing obligations – long-term	12,880	63,274
Other long-term liabilities	300	200

Total liabilities	95,825	98,574

Commitments and contingencies
Shareholders’ equity (net capital deficiency):
Preference shares, $0.05 par value, 1,000,000 shares authorized
Series A, 210,000 designated, no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Series B, 8,000 designated, 2,959 shares issued and outstanding at March 31, 2009 and December 31, 2008 (aggregate liquidation preference of $29.6 million)	1	1
Common shares, $0.0005 par value, 210,000,000 shares authorized, 142,326,493 and 140,467,529 shares outstanding at March 31, 2009 and December 31, 2008, respectively	71	70
Additional paid-in capital	755,901	753,634
Accumulated comprehensive loss	—	(2)
Accumulated deficit	(778,865)	(785,104)

Total shareholders’ equity (net capital deficiency)	(22,892)	(31,401)

Total liabilities and shareholders’ equity (net capital deficiency)	$72,933	$67,173

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three months ended March 31,
	2009	2008
Revenues:
License and collaborative fees	$27,700	$25
Contract and other revenue	7,398	7,111
Royalties	4,606	4,921

Total revenues	39,704	12,057

Operating expenses:
Research and development (including contract related of $7,436 and $5,387, respectively, for the three months ended March 31, 2009 and 2008)	16,521	19,211
Selling, general and administrative	6,120	5,872
Restructuring	3,289	—

Total operating expenses	25,930	25,083

Income (loss) from operations	13,774	(13,026)
Other income (expense):
Investment and interest income	30	392
Interest expense	(1,768)	(1,450)
Other income (expense)	3	(91)

Net income (loss) before taxes	12,039	(14,175)

Provision for income tax expense	5,800	—

Net income (loss)	$6,239	$(14,175)

Basic net income (loss) per common share	$0.04	$(0.11)

Diluted net income (loss) per common share	$0.04	$(0.11)

Shares used in computing basic net income (loss) per common share	141,772	132,156

Shares used in computing diluted net income (loss) per common share	145,596	132,156

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$6,239	$(14,175)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,816	1,613
Common shares contribution to 401(k) and management incentive plans	1,198	1,008
Share-based compensation expense	1,029	511
Accrued interest on interest bearing obligations	1,677	(476)
Amortization of discount, premium and debt issuance costs of interest bearing obligations	90	309
Amortization of premiums on short-term investments	1	8
Loss on disposal/retirement of property and equipment	—	92
Other non-cash adjustments	—	(3)
Changes in assets and liabilities:
Receivables	7,397	4,434
Prepaid expenses and other current assets	318	(386)
Accounts payable	(4,923)	(1,332)
Accrued liabilities	2,826	(2,720)
Deferred revenue	(2,237)	(3,255)
Other liabilities	(92)	—

Net cash provided by (used in) operating activities	15,339	(14,372)

Cash flows from investing activities:
Proceeds from sales of investments	—	7,900
Proceeds from maturities of investments	1,300	1,200
Purchase of investments	—	(3,199)
Transfer of restricted cash	(4,453)	5,116
Purchase of property and equipment	(179)	(2,248)

Net cash (used in) provided by investing activities	(3,332)	8,769

Cash flows from financing activities:
Principal payments of long-term debt	—	(8,160)
Proceeds from issuance of common shares	41	78

Net cash provided by (used in) financing activities	41	(8,082)

Net increase (decrease) in cash and cash equivalents	12,048	(13,685)
Cash and cash equivalents at the beginning of the period	9,513	22,500

Cash and cash equivalents at the end of the period	$21,561	$8,815

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

XOMA Ltd. (“XOMA” or the “Company”), a Bermuda company, is a biopharmaceutical company that discovers, develops and manufactures therapeutic antibodies and other agents designed to treat inflammatory, autoimmune, infectious and oncological diseases. The Company’s products are presently in various stages of development and most are subject to regulatory approval before they can be commercially launched. The Company receives royalties from Genentech, Inc. (a wholly-owned member of the Roche Group, referred to herein as “Genentech”) on LUCENTIS®, for the treatment of neovascular (wet) age-related macular degeneration. XOMA also receives royalties from UCB Celltech, a branch of UCB S.A. (“UCB”), on sales of CIMZIA® for the treatment of Crohn’s disease. XOMA’s pipeline includes both proprietary products and collaborative programs at various stages of preclinical and clinical development.

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of March 31, 2009, the Company had cash and cash equivalents of $21.6 million and restricted cash of $14.0 million. Based on cash and cash equivalents on hand at March 31, 2009 and anticipated spending levels, revenues, collaborator funding, government funding and other sources of funding the Company believes to be available, the Company estimates that it has sufficient cash resources to meet its anticipated net cash needs through the next twelve months, excluding a potential acceleration of the Company’s outstanding principal on a term loan facility with Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”) due to an anticipated cessation of future royalties from sales of RAPTIVA®.

The Company is currently in discussions with the lenders regarding a restructuring of the terms of this facility to address the effects of certain recent developments related to RAPTIVA®. In the first quarter of 2009, RAPTIVA® was recommended for withdrawal from the European Union, Canadian and Australian markets, and in April of 2009, Genentech announced a phased voluntary withdrawal of RAPTIVA® from the U.S. market. As a voluntary action not mandated by the U.S. Food and Drug Administration (“FDA”), the U.S. market withdrawal was particularly unexpected. As a result of RAPTIVA® sales levels in the first quarter, the Company is no longer in compliance with the requirements of the relevant provisions of this loan facility, and has received a notice from its lender to this effect. As a consequence, the lenders currently have the ability to accelerate payment of the full amount of the loan. The Company cannot be certain that it will reach agreement with the lenders on acceptable terms, or at all, as a result of these discussions or that the lenders will not accelerate payment of the loan at any time. If the lenders accelerate payment, the Company currently would not have the resources to pay the full amount due.

The Company may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements. The Company cannot assure that the funding, if needed, will be available on terms attractive to it, or at all. Furthermore, any additional equity financings may be dilutive to shareholders and debt financing, if available, may involve covenants that place substantial restrictions on the Company’s business. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue business strategies. If adequate funds are not available, the Company has developed contingency plans that may require the Company to delay, reduce the scope of, or eliminate one or more of its development programs. In addition, the Company may be required to reduce personnel and related costs and other discretionary expenditures that are within the Company’s control.

The accompanying interim financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Basis of Presentation

The condensed consolidated financial statements include the accounts of XOMA and its subsidiaries. All intercompany accounts and transactions were eliminated during consolidation. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 11, 2009 (“2008 Form 10-K”).

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2009, the consolidated results of the Company’s operations for the three months ended March 31, 2009 and 2008, and the

Company’s cash flows for the three months ended March 31, 2009 and 2008. The condensed consolidated balance sheet amounts at December 31, 2008 have been derived from audited consolidated financial statements. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

Use of Estimates and Reclassifications

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, research and development expense, long-lived assets and share-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

To conform to the current period presentation, prior period disclosures have been expanded in our consolidated statements of cash flows, to provide proceeds from sales and maturities of investments separately, and in Note 1: Accrued Liabilities, to provide additional disclosure of accrued liabilities. These presentation changes had no impact on previously reported net earnings/losses, financial position or cash flows.

Concentration of Risk

Cash equivalents, short-term investments, restricted cash and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains money market funds and short-term investments that were previously thought to bear a minimal risk. Recent volatility in the financial markets created liquidity problems in these types of investments in 2008, and money market fund investors were unable to retrieve the full amount of funds, even in highly-rated liquid money market accounts, upon maturity.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three months ended March 31, 2009, two customers represented 73% and 11% of total revenues. As of March 31, 2009, there were receivables outstanding from one of these customers representing 51% and two additional customers representing 24% and 17% of the accounts receivable balance. For the three months ended March 31, 2008, four customers represented 41%, 37%, 11% and 10% of total revenues.

Significant Accounting Policies

Accounting for Collaborative Agreements

In December of 2007, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue 07-1 “Accounting for Collaborative Agreements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants and third parties in a collaborative arrangement. EITF 07-1 prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The consensus is effective for fiscal years beginning after December 15, 2008.

Effective January 1, 2009 the Company adopted EITF 07-1, which did not have a material impact on the Company’s financial statements. Refer to Note 4: Collaborative and Other Arrangements for additional disclosure relating to the Company’s collaboration agreement with Novartis AG (“Novartis”). This collaboration agreement was restructured in November of 2008 and is no longer within the scope of EITF 07-1. As of March 31, 2009, the Company does not have any collaboration agreements that fall under the scope of EITF 07-1.

Fair Value of Non-Financial Instruments

In February of 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provided a one year deferral of the effective date of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Effective January 1, 2009, the Company adopted SFAS 157, as it relates to non-financial assets and non-financial liabilities. The implementation of the remaining portion of this standard did not have an impact on the Company’s financial statements at this time.

Share-Based Compensation

The Company grants qualified and non-qualified share options, shares and other share-related awards under various plans to directors, officers, employees and other individuals. To date, share-based compensation issued under these plans consists of qualified and non-qualified incentive share options and shares. Share options are granted at exercise prices of not less than the fair market value of the Company’s common shares on the date of grant. Generally, share options granted to employees fully vest four years from the grant date and expire ten years from the date of the grant or three months from the date of termination of employment (longer in case of death or certain retirements). However, certain options granted to employees vest monthly or immediately, certain options granted to directors fully vest on the date of grant and certain options may fully vest upon a change of control of the Company or may accelerate based on performance-driven measures. Additionally, the Company has an Employee Share Purchase Plan (“ESPP”) that allows employees to purchase Company shares at a purchase price equal to 95% of the closing price on the exercise date.

In February of 2009, the Board of Directors of the Company approved a company-wide grant of an aggregate of 4,730,000 share options, of which 4,568,000 were issued as part of its annual incentive compensation package. These options vest monthly over four years and include an acceleration clause based on meeting certain performance measures. As of March 31, 2009, the Company has assessed the probability of achieving the performance measures and has determined that accelerated expense recognition is not appropriate at this time. The Company will reassess the probability at each future reporting period and accelerate expense recognition accordingly.

As of March 31, 2009, the Company had approximately 1.0 million common shares reserved for future grant under its share option plans and ESPP.

The following table shows total share-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Research and development	$553	$270
General and administrative	476	241

Total share-based compensation expense	$1,029	$511

There was no capitalized share-based compensation cost as of March 31, 2009 and December 31, 2008, and there were no recognized tax benefits during the three months ended March 31, 2009 and 2008.

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

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Dividend yield	0%	0%
Expected volatility	73%	66%
Risk-free interest rate	1.76%	2.58%
Expected life	5.6 years	5.3 years

Share option activity for the three months ended March 31, 2009 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2008	19,810,183	$3.24
Granted	4,730,000	0.56
Exercised	—	—
Forfeited, expired or cancelled	1,172,771	3.27

Options outstanding at March 31, 2009	23,367,412	$2.69	8.08	$—

Options exercisable at March 31, 2009	9,863,355	$3.70	6.60	$—

No options were exercised for the three months ended March 31, 2009.

At March 31, 2009, there was $11.3 million of unrecognized share-based compensation expense related to unvested share options with a weighted-average remaining recognition period of 2.9 years.

Comprehensive Income (Loss)

Unrealized gain on the Company’s available-for-sale securities is included in accumulated comprehensive income (loss). Comprehensive income (loss) and its components for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$6,239	$(14,175)
Unrealized gain on securities available-for-sale	2	59

Comprehensive income (loss)	$6,241	$(14,116)

Income Taxes

The Company recognized $5.8 million in foreign income tax expense for the three months ended March 31, 2009, in connection with the expansion of the Company’s existing collaboration with Takeda Pharmaceutical Company Limited (“Takeda”), signed in February of 2009. Refer to Note 4: Collaborative and Other Arrangements for additional information.

No income tax expense was recognized for the three months ended March 31, 2008.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is based on the weighted-average number of common shares and other dilutive securities outstanding during the period, provided that including these dilutive securities does not increase the net income (loss) per share.

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is antidilutive. The following table shows the total outstanding securities considered antidilutive and therefore excluded from the computation of diluted net income (loss) per share (in thousands):

	Three Months Ended March 31,
	2009	2008
Options for common shares	21,222	11,312
Convertible preference shares	—	3,818
Warrants for common shares (1)	—	125

(1)	Expired in July of 2008

For the three months ended March 31, 2009, the following is a reconciliation of the numerators and denominators of the basic and diluted net income per share (in thousands):

Three Months Ended March 31, 2009
Numerator
Net income used for diluted net income per share (loss) per share	$6,239

Denominator
Weighted average shares outstanding used for basic net income per share	141,772
Effect of dilutive share options	6
Effect of convertible preference shares	3,818

Weighted average shares outstanding and dilutive securities used for diluted net income per share	145,596

For the three months ended March 31, 2008, all outstanding securities were considered antidilutive, and therefore the calculation of basic and diluted net loss per share was the same.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time the Company acquires them to be cash equivalents. At March 31, 2009 and December 31, 2008, cash and cash equivalents consisted of overnight deposits, money market funds, repurchase agreements and debt securities with original maturities of 90 days or less and are reported at fair value. Cash and cash equivalent balances were as follows as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$1,619	$—	$—	$1,619
Cash equivalents	19,942	—	—	19,942

Total cash and cash equivalents	$21,561	$—	$—	$21,561

	December 31, 2008
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$553	$—	$—	$553
Cash equivalents	8,960	—	—	8,960

Total cash and cash equivalents	$9,513	$—	$—	$9,513

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

At March 31, 2009, the Company had no short-term investments. At December 31, 2008, all short-term investments had maturities of less than one year.

Short-term investments by security type at December 31, 2008 were as follows (in thousands):

	December 31, 2008
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$1,301	$—	$(2)	$1,299

Total short-term investments	$1,301	$—	$(2)	$1,299

For the three months ended March 31, 2009 and 2008, the Company recognized no realized gains on short-term investments.

Restricted Cash

Under the terms of its loan agreement with Goldman Sachs, as discussed in Note 5: Debt and Other Financing, the Company maintains a custodial account for the deposit of RAPTIVA®, LUCENTIS® and CIMZIA® royalty revenues in addition to a standing reserve of the next semi-annual interest payment due on the loan. This cash account and the interest earned thereon can be used solely for the payment of the semi-annual interest amounts due on April 1 and October 1 of each year and, at that time, amounts in excess of the interest reserve requirement may be used to pay down principal or be distributed back to the Company, at the discretion of Goldman Sachs. At March 31, 2009 and December 31, 2008, the restricted cash balance of $14.0 million and $9.5 million, respectively, was invested in money market funds.

Receivables

Receivables consisted of the following at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Trade receivables, net	$8,891	$16,274
Other receivables	398	412

Total	$9,289	$16,686

Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Accrued management incentive compensation	$906	$—
Accrued restructuring costs	1,003	—
Accrued payroll and other benefits	1,753	2,776
Accrued professional and other fees	2,126	514
Accrued clinical trial costs	897	438
Deferred rent	449	399
Other	130	311

Total	$7,264	$4,438

2.	FAIR VALUE

In accordance with SFAS 157, the following tables represent the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 (in thousands):

	Fair Value Measurements at March 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Repurchase agreements	$10,609	$10,609	$—	$—
Money market funds	9,333	9,333	—	—
Money market funds-restricted	13,998	13,998	—	—

Total	$33,940	$33,940	$—	$—

	Fair Value Measurements at December 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Repurchase agreements	$8,950	$8,950	$—	$—
Certificates of deposit- restricted	952	952	—	—
Money market funds	10	10	—	—
Money market funds- restricted	8,593	8,593	—	—
Corporate notes and bonds	1,299	—	1,299	—

Total	$19,804	$18,505	$1,299	$—

3.	RESTRUCTURING CHARGES

On January 15, 2009, the Company announced a workforce reduction of approximately 42%, or 144 employees, a majority of which were employed in manufacturing and related support functions. This decision was made based on the challenging economic conditions and a decline in forecasted contract manufacturing demand in 2009.

As part of the January of 2009 workforce reduction, the Company recorded a charge of $3.3 million related to severance, other termination benefits and outplacement services, shown as ‘Restructuring’ in the statement of operations for the three months ended March 31, 2009. The following table summarizes the restructuring charge and utilization for the three months ended March 31, 2009 (in thousands):

	Balance as of December 31, 2008	Charges	Cash Payments	Balance as of March 31, 2009
Employee Severance and Benefits	$—	$3,289	$(2,286)	$1,003

Total	$—	$3,289	$(2,286)	$1,003

The remaining balance is recorded as a current liability within the accrued liabilities balance at March 31, 2009 as the Company expects to pay this balance within the next six months. The Company does not expect to incur any additional restructuring charges for employee severance and other termination benefits related to the January of 2009 workforce reduction.

As a result of the workforce reduction, the Company has significantly reduced operations in four of its leased buildings. The Company has plans to consolidate these operations in phases during the remainder of 2009. The Company’s leases on the four buildings expire at times varying from 2011 to 2014, and total minimum lease payments due from April 1, 2009 until expiration of the leases are $6.8 million. In addition, the net book value of fixed assets in these four buildings potentially subject to write-down is approximately $11.7 million as of March 31, 2009. The Company is currently evaluating its options as to the future use of these leased spaces.

As of March 31, 2009, the Company performed an analysis of the long-lived assets related to the four leased buildings in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Based on estimated undiscounted future cash inflows, the Company has determined that there is no current impairment relating to these assets, and will continue to assess for impairment at each future reporting period.

4.	COLLABORATIVE AND OTHER ARRANGEMENTS

Expansion of Collaboration with Takeda

In February of 2009, the Company expanded its existing collaboration with Takeda to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems. The Company was paid a $29.0 million expansion fee, of which $23.2 million was received in cash in February of 2009 and the remainder was witheld for payment to the Japanese taxing authority. Net of an estimated $1.5 million in costs to be incurred related to the agreement, the Company recognized $27.5 million in revenue in February of 2009 as the terms of the agreement were fulfilled and no continuing performance obligations exist.

Restructuring of Collaboration with Novartis

The Company entered into a product development collaboration with Novartis in 2004 for the development and commercialization of antibody products for the treatment of cancer, which was a cost and profit sharing arrangement. Under this agreement, XOMA received initial payments of $10.0 million in 2004, which were recognized from 2004 to 2007, at which point the parties’ mutual exclusivity obligation to conduct antibody discovery, development and commercialization work in oncology ended. The expiration of this mutual obligation had no impact on the existing collaboration projects which had reached the development stage and the parties continued to collaborate on a non-exclusive basis. XOMA recognized development expenses relating to the collaboration with Novartis of $4.5 million in 2008 and $3.8 million in 2007.

In November of 2008, the Company restructured its product development collaboration with Novartis. Under the restructured agreement, the Company recognized $13.7 million in revenue in 2008 and may, in the future, receive milestones and double-digit royalty rates for certain product programs and options to develop or receive royalties on additional programs, in exchange for Novartis receiving control over certain programs under the original product development collaboration. In addition, as a result of the restructuring of the agreement, the Company does not expect to incur any future development expense under this collaboration agreement.

5.	DEBT AND OTHER FINANCING

As of March 31, 2009, the Company reclassified $50.4 million of its outstanding debt under the Goldman Sachs term loan as a current obligation, as discussed below. The Company also has long-term debt of $12.9 million outstanding under the Company’s note with Novartis.

Goldman Sachs Term Loan

In May of 2008, the Company entered into a five-year, $55.0 million amended and restated term loan facility with Goldman Sachs, refinancing the original facility entered into in November of 2006, and borrowed the full amount thereunder. As of March 31, 2009, the interest rate was 12.3%. The debt is secured by all rights to receive payments due to the Company relating to RAPTIVA®, LUCENTIS® and CIMZIA®.

The on-going requirements of this loan facility include a financial test that requires the Company to maintain a specified ratio of royalties collected to interest payable and a requirement that quarterly U.S. sales of RAPTIVA® and LUCENTIS® and outside-the-U.S. sales of RAPTIVA® exceed certain specified minimum levels. The Company’s ability to comply with these requirements is dependent on continued sales by Genentech, UCB and their partners of RAPTIVA®, LUCENTIS® and CIMZIA® at adequate levels, and any significant reduction in such sales could cause the Company to violate or be in default under these provisions, which could result in acceleration of the Company’s obligation to repay this debt.

As discussed in Note 1: Business and Summary of Significant Accounting Policies, in the first quarter of 2009, RAPTIVA® was recommended for withdrawal from the European Union, Canadian and Australian markets, and in April of 2009, Genentech announced a phased voluntary withdrawal of RAPTIVA® from the U.S. market. As a result of RAPTIVA® sales levels in the first quarter, the Company is no longer in compliance with the requirements of the relevant provisions of this loan facility, and as a consequence the lenders currently have the right to accelerate payment of the full amount of the loan. Accordingly, the outstanding principal balance under the Goldman Sachs loan facility of $50.4 million has been reclassified as a current obligation at March 31, 2009.

At March 31, 2009, the related balance in restricted cash was $14.0 million. For the three months ended March 31, 2009 and 2008, the Company incurred interest expense of $1.6 million and $0.8 million, respectively, in connection with this loan. Debt issuance costs under the facility of $2.0 million are being amortized on a straight-line basis over the five-year life of the loan and have been reclassified as current debt issuance costs on the balance sheet, consistent with the reclassification of the loan balance. For the three months ended March 31, 2009 and 2008, the Company incurred amortization expense related to the debt issuance costs of $0.1 million and $0.3 million, respectively.

Novartis Note

In May of 2005, the Company executed a secured note agreement with Chiron Corporation (now Novartis), which is due and payable in full in June of 2015. Under the note agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50.0 million in an aggregate principal amount. As of March 31, 2009, the interest rate was 3.85%. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50.0 million. The Company has made this election for all interest payments thus far. Loans under the note agreement are secured by the Company’s interest in the collaboration with Novartis, including any payment owed to it thereunder.

In November of 2008, the Company restructured its product development collaboration with Novartis. Pursuant to this restructuring, the Company will not make any additional borrowings on the Novartis note.

At March 31, 2009, the outstanding principal balance under this note agreement totaled $12.9 million and for the three months ended March 31, 2009 and 2008, the Company incurred, and added to the principal balance of the note, interest expense of $0.1 million and $0.4 million, respectively, in connection with this loan.

Equity Line of Credit

In October of 2008, the Company entered into a common share purchase agreement (the “Purchase Agreement”) with Azimuth Opportunity Ltd. (“Azimuth”), pursuant to which it obtained a committed equity line of credit facility (the “Facility”) under which the Company may sell up to $60 million of its registered common shares to Azimuth over a 24-month period, subject to certain conditions and limitations. The Purchase Agreement currently requires a minimum share price of $1.00 per share to allow the Company to issue shares to Azimuth under the Facility. However, at its election, Azimuth may buy shares below the threshold price at a negotiated discount. The Company is not obligated to utilize any of the $60 million Facility and remains free to enter other financing transactions. Shares under the Facility are sold pursuant to a prospectus which forms a part of a registration statement declared effective by the Securities and Exchange Commission on May 29, 2008.

The Company did not sell any common shares under, or make any modifications to, this facility for the three months ended March 31, 2009, and $52.5 million remains available under the Facility.

6.	LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

There were no developments material to XOMA in the United States Bankruptcy Court proceedings involving Aphton Corporation (described in XOMA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008) during the three months ended March 31, 2009.

In April of 2009, a lawsuit was filed against Genentech, XOMA and others seeking financial compensation on behalf of three individuals who took RAPTIVA®, as discussed in Note 7: Subsequent Events.

7.	SUBSEQUENT EVENTS

Withdrawal of RAPTIVA® from U.S. Market

In April of 2009, Genentech announced a phased voluntary withdrawal of RAPTIVA® from the U.S. market based on the association of RAPTIVA® with an increased risk of progressive multifocal leukoencephalopathy (“PML”). As a voluntary action not mandated by the FDA, the U.S. market withdrawal was particularly unexpected. XOMA earned mid-single digit royalties from sales of RAPTIVA®, which was approved by the FDA for the treatment of chronic moderate-to-severe plaque psoriasis. As a result of this announcement and other related events, the Company expects sales of RAPTIVA® to cease in the second quarter of 2009. This and other related events have significant adverse consequences under the Company’s term loan with Goldman Sachs, as discussed in Note 5: Debt and Other Financing.

Lawsuit Alleging RAPTIVA® Injuries

In April of 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158, asserting claims against Genentech, the Company and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraud, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. The Company’s agreement with Genentech provides for an indemnity of XOMA by Genentech which the Company believes is applicable to this matter. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to terms of revenue recognition, research and development expense, long-lived assets and share-based compensation. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

Overview

We are a leader in the discovery, development and manufacture of therapeutic antibodies and other agents designed to treat inflammatory, autoimmune, infectious and oncological diseases. Our proprietary development pipeline includes XOMA 052, an anti-IL-1 beta antibody, XOMA 3AB, a biodefense anti-botulism antibody candidate, and five antibodies in preclinical development. Our proprietary development pipeline is funded by multiple revenue streams resulting from the licensing of our antibody technologies, product royalties, development collaborations and biodefense contracts, and sales of XOMA’s common shares. Our technologies and experienced team have contributed to the success of marketed antibody products, including LUCENTIS® (ranibizumab injection) for (wet) age-related macular degeneration and CIMZIA® (certolizumab pegol, CDP870) for Crohn’s disease.

We have a premier antibody discovery and development platform that includes six antibody phage display libraries and our proprietary Human Engineering™ and bacterial cell expression technologies. Our bacterial cell expression technology is a key biotechnology for the discovery and manufacturing of antibodies and other proteins. Thus far, more than 50 pharmaceutical and biotechnology companies have signed bacterial cell expression licenses with us. We are currently in discussions with multiple companies to license our antibody technologies.

In addition to developing our own potential products, we develop products for premier pharmaceutical companies including Novartis AG (“Novartis”), Takeda Pharmaceutical Company Limited (“Takeda”) and Schering-Plough Research Institute (“SPRI”). In February of 2009, we announced the expansion of our collaboration agreement with Takeda under which Takeda will have access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems, for which we were paid a $29.0 million expansion fee. We have a fully integrated product development infrastructure, extending from preclinical science to manufacturing.

Our ability to fund ongoing operations is dependent on the progress of our proprietary development pipeline, specifically XOMA 052 and XOMA 3AB. We are currently conducting two Phase 1 clinical trials of XOMA 052 in Type 2 diabetes patients, one in the U.S. and one in Europe. In April of 2009, we completed enrollment of our Phase 1 clinical trials of XOMA 052. We plan to complete our Phase 1 clinical testing of XOMA 052 in Type 2 diabetes and initiate a major Phase 2 Type 2 diabetes study in the third quarter of 2009. We have been approached by a number of companies offering to collaborate on our testing and development of XOMA 052 for Type 2 diabetes, and we will seek to enter into a collaboration arrangement by the end of 2009.

We have received promising results from our testing of XOMA 052 for use in other indications. Based on these results, we initiated a Phase 2a pharmacokinetic study of XOMA 052 in rheumatoid arthritis in March of 2009. Depending on our available resources and timing, we may initiate additional small XOMA 052 “proof-of-concept” trials in other indications in 2009.

In the near-term, our ability to fund ongoing operations is also dependent on our royalty streams, which include worldwide sales of LUCENTIS®, for which Genentech, Inc. (a wholly-owned member of the Roche Group (“Roche”), referred to herein as “Genentech”) licensed our bacterial cell expression technology, and sales of CIMZIA® in the U.S. and Switzerland, for which UCB Celltech, a branch of UCB S.A. (“UCB”), licensed our bacterial cell expression technology. Genentech, UCB and their partners are responsible for the manufacturing, marketing and sales efforts in support of these products.

Previously, we also relied on a royalty stream from RAPTIVA®, a drug we developed under a collaboration agreement with Genentech, from which we earn mid-single digit royalties from worldwide sales. In February of 2009, the European Medicines Agency (“EMEA”) announced that it had recommended suspension of the marketing authorization of RAPTIVA® in the European Union and that its Committee for Medicinal Products for Human Use (“CHMP”) had concluded that the benefits of RAPTIVA® no longer outweigh its risks and EMD Serono Inc., the company that markets RAPTIVA® in Canada (“EMD Serono”), announced that, in consultation with Health Canada, the Canadian health authority (“Health Canada”), it has suspended marketing of RAPTIVA® in Canada. Also in February of 2009, the U.S. Food and Drug Administration (“FDA”) issued a public health advisory concerning three confirmed reports, and one possible report, of progressive multifocal leukoencephalopathy (“PML”) in patients using RAPTIVA®. In March of 2009, Merck Serono Australia Pty Ltd, the company that markets RAPTIVA® in Australia (“Merck Serono Australia”), announced that, following a recommendation by the Therapeutic Goods Administration, the Australian health authority (“TGA”), it is withdrawing RAPTIVA® from the Australian market. In April of 2009, Genentech announced a phased voluntary withdrawal of RAPTIVA® from the U.S. market based on the association of RAPTIVA® with an increased risk of PML. As a voluntary action not mandated by the FDA, the U.S. market withdrawal was particularly unexpected. As a result of these announcements, we expect sales of RAPTIVA® to cease in the second quarter of 2009. These events have significant adverse consequences under our term loan with Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”), as discussed in the Liquidity and Capital Resources section.

Our initial biodefense anti-botulism antibody candidate, XOMA 3AB, is a multi-antibody product that targets the most potent of the botulinum toxins, Type A. Our anti-botulism program was recently expanded to include additional product candidates and is the first of its kind to combine multiple human antibodies to target a broad spectrum of the most toxic botulinum toxins, including the three most toxic serotypes of botulism, Types A, B and E. The antibodies are designed to bind to each toxin and enhance the clearance of the toxin from the body. The use of multiple antibodies increases the likelihood of clearing the harmful toxins by providing specific protection against each toxin type. To date, we have been awarded three contracts, totaling nearly $100 million, from the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), to support our ongoing development of XOMA 3AB and additional product candidates toward clinical trials in the treatment of botulism poisoning.

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

In January of 2009, we announced a workforce reduction of approximately 42%, or 144 employees, a majority of which were employed in manufacturing and related support functions. This decision was made based on the challenging economic conditions and a decline in forecasted manufacturing demand in 2009. We expect an annualized reduction of approximately $27 million in cash expenditures when changes are completed. We remain staffed with approximately 195 employees to develop XOMA 052, develop and license proprietary products and technology, and continue fully funded antibody discovery and development activities with our pharmaceutical partners in collaborations and the U.S. government in biodefense. We recorded a charge in the first quarter of 2009 of $3.3 million for severance, other termination benefits and outplacement services in connection with the workforce reduction.

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

Results of Operations

Revenues

Total revenues were $39.7 million and $12.1 million for the three months ended March 31, 2009 and 2008, respectively, as shown in the table below (in thousands):

	Three Months Ended March 31,
	2009	2008
License and collaborative fees	$27,700	$25
Contract and other revenue	7,398	7,111
Royalties	4,606	4,921

Total revenues	$39,704	$12,057

License and collaborative fees were $27.7 million and $25,000 for the three months ended March 31, 2009 and 2008, respectively. These revenues include fees and milestone payments related to the out-licensing of our products and technologies. The $27.7 million increase in license and collaborative fees for the three months ended March 31, 2009, compared to the same period of 2008, is primarily due to $27.5 million in revenue recognized during the first quarter of 2009 related to the expansion of our collaboration agreement with Takeda to provide Takeda with access to multiple antibody technologies. In addition, we received a milestone payment of $0.2 million from Pfizer Inc. (“Pfizer”) in the first quarter of 2009. The generation of future revenues related to license fees and other collaborative arrangements is dependent on our ability to attract new licensees to our bacterial cell expression and other antibody technologies and new collaboration partners.

Contract and other revenue was $7.4 million and $7.1 million for the three months ended March 31, 2009 and 2008, respectively. These revenues include agreements where we provide contracted research and development and manufacturing services to our collaboration partners, including Takeda, SPRI, Novartis and NIAID. The increase in contract and other revenue of $0.3 million is primarily due to increased activities under our contracts with NIAID Contract No. HHSN272200800028C (“NIAID 3”), Novartis, SPRI and Takeda. These increases in contract and other revenue were partially offset by decreases in revenue recognized on our NIAID Contract No. HHSN266200600008C/N01-A1-60008 (“NIAID 2”) and on our AVEO Pharmaceuticals, Inc. (now with SPRI and referred to herein together as “SPRI/AVEO”) contract. These decreases are due to the Company nearing the end of contracted service arrangements with NIAID 2 and SPRI/AVEO. We expect to continue to generate revenue in 2009 related to our NIAID 3 contract, which is a $65 million multiple-year contract, and related to our existing agreements with Novartis, SPRI and Takeda, under the latter of which we initiated new therapeutic antibody programs in the third quarter of 2008. Depending on whether and when we obtain new government and other contracts, we may experience a decline in contract revenues from 2008 levels.

Revenue from royalties was $4.6 million and $4.9 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in revenue from royalties of $0.3 million for the three months ended March 31, 2009, compared to the same period of 2008, is due to a decrease in royalties earned from sales of RAPTIVA® worldwide of $0.7 million, partially offset by an increase in royalties earned from worldwide sales of LUCENTIS® of $0.4 million. During the three months ended March 31, 2009 and March 31, 2008, royalties received from sales of CIMZIA® were immaterial.

As discussed in the Overview section, in the first quarter of 2009, RAPTIVA® was recommended for withdrawal from the European Union, Canadian and Australian markets, and in April of 2009, Genentech announced a phased voluntary withdrawal of RAPTIVA® from the U.S. market. We earned mid-single digit royalties from sales of RAPTIVA®, and, as a result of these events, we expect sales of RAPTIVA® to cease in the second quarter of 2009. These events have significant adverse consequences under our term loan with Goldman Sachs, as discussed in the Liquidity and Capital Resources section.

According to Roche, U.S sales of RAPTIVA® were 26 million Swiss francs, approximately $23 million, for the three months ended March 31, 2009 compared with $26 million for the same period of 2008. According to Merck Serono, sales of RAPTIVA® outside of the U.S. were €14 million, approximately $18 million, for the three months ended March 31, 2009 compared with €22 million, approximately $32 million, for the same period of 2008.

According to Roche, U.S. sales of LUCENTIS® were 279 million Swiss francs, approximately $244 million, for the three months ended March 31, 2009 compared with $198 million for the same period of 2008. According to Novartis, sales of LUCENTIS® outside the United States were $229 million for the three months ended March 31, 2009 compared with $195 million for the same period of 2008. We expect royalty revenues from sales of LUCENTIS® worldwide to continue to increase in 2009. In addition, in January of 2009, Novartis announced that LUCENTIS® was approved in Japan for the treatment of (wet) age-related macular degeneration.

In January of 2009, UCB announced that the FDA had issued a Complete Response Letter relating to the Biologics License Application (“BLA”) of CIMZIA® for the treatment of rheumatoid arthritis. As a prerequisite for approval of CIMZIA® for this indication, UCB announced in February of 2009 that the FDA required further analysis of existing data and a new safety update and that no additional studies were needed to fulfill the FDA’s request. In April of 2009, UCB announced that a response was submitted to the FDA. We expect royalty revenues from sales of CIMZIA® to increase in 2009.

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

Research and development expenses were $16.5 million for the three months ended March 31, 2009, compared with $19.2 million for the three months ended March 31, 2008. The decrease of $2.7 million is primarily a result of our continuing focus on cost control, as well as decreased spending on NIAID 2 and SPRI/AVEO-related contract activities due to the Company nearing the end of contracted service arrangements. These decreases were partially offset by increased spending on the development of XOMA 052, including Phase 1 clinical trials, the preclinical development of five antibodies, and on our contracts with Novartis, SPRI, NIAID 3 and Takeda.

We recorded $7.6 million in research and development salaries and employee-related expenses for the three months ended March 31, 2009, compared with $8.7 million for the same period of 2008. Included in these expenses for the first quarter of 2009 were $6.4 million for salaries and benefits, $0.6 million for accrued bonus expense and $0.6 million for share-based compensation, which is a non-cash expense, compared with $7.7 million, $0.7 million and $0.3 million, respectively, for the first quarter of 2008. The $1.1 million decrease in salaries and employee-related expenses in the first quarter of 2009 as compared to the same period of 2008 is primarily due to decreased salaries and benefits as a result of the workforce reduction announced in January of 2009, partially offset by an increase in share-based compensation expense in the period. See Results of Operations: Share-Based Compensation for further discussion of our share-based compensation expense.

Our research and development activities can be divided into earlier stage programs and later stage programs. Earlier stage programs include molecular biology, process development, pilot-scale production and preclinical testing. Also included in earlier stage programs are costs related to excess manufacturing capacity, which we expect will continue to decrease in 2009 as a result of the workforce reduction. Later stage programs include clinical testing, regulatory affairs and manufacturing clinical supplies. The costs associated with these programs approximate the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Earlier stage programs	$12,603	$13,035
Later stage programs	3,918	6,176

Total	$16,521	$19,211

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements approximate the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Internal projects	$9,084	$13,202
Collaborative and contract arrangements	7,437	6,009

Total	$16,521	$19,211

For the three months ended March 31, 2009, our largest development program (XOMA 052) accounted for more than 20% but less than 30%, and two other development programs (Novartis and NIAID 3) accounted for more than 10% but less than 20%, of our total research and development expenses. For the three months ended March 31, 2008, our largest development program (XOMA 052) accounted for more than 20% and less than 30%, and one development program (SPRI/AVEO) accounted for more than 10% but less than 20%, of our total research and development expenses.

We currently expect to continue to reduce our research and development spending in 2009, as compared to 2008. In April of 2009, we completed enrollment of our Phase 1 clinical trials of XOMA 052. We plan to complete our Phase 1 clinical testing of XOMA 052 in Type 2 diabetes and initiate a major Phase 2 Type 2 diabetes study in the third quarter of 2009. We have been approached by a number of companies offering to collaborate on our testing and development of XOMA 052 for Type 2 diabetes, and we will seek to enter into a collaboration arrangement by the end of 2009.

In addition, we initiated a Phase 2a pharmacokinetic study of XOMA 052 in rheumatoid arthritis in March of 2009. Depending on our available resources and timing, we may initiate additional small XOMA 052 “proof-of-concept” trials in other indications in 2009.

Future research and development spending may be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. Selling, general and administrative expenses were $6.1 million and $5.9 million for the three months ended March 31, 2009 and 2008, respectively. The $0.2 million increase for the three months ended March 31, 2009, as compared to the same period of 2008, is primarily related to $0.2 million in fees incurred to date related to the potential restructuring of the Goldman Sachs term loan, as discussed in further detail below in the Liquidity and Capital Resources section.

We recorded $3.2 million in selling, general and administrative salaries and employee-related expenses for the three months ended March 31, 2009, compared with $3.3 million for the same period of 2008. Included in these expenses for the first quarter of 2009 were $2.4 million for salaries and benefits, $0.3 million for accrued bonus expense and $0.5 million for share-based compensation, which is a non-cash expense, compared with $2.8 million, $0.3 million and $0.2 million, respectively, for the first quarter of 2008. The $0.1 million decrease in salaries and employee-related expenses in the first quarter of 2009 as compared to the same period of 2008 is primarily due to decreased salaries and benefits as a result of the workforce reduction announced in January of 2009, partially offset by an increase in share-based compensation expense in the period. See Results of Operations: Share-Based Compensation for further discussion of our share-based compensation expense.

Restructuring Charges

As discussed in the Overview section, we announced a workforce reduction of approximately 42% in January of 2009. As part of the January of 2009 workforce reduction, we recorded a charge of $3.3 million related to severance, other termination benefits and outplacement services, shown as ‘Restructuring’ in the statement of operations for the three months ended March 31, 2009. We do not expect to incur any additional restructuring charges for employee severance and other termination benefits related to the January of 2009 workforce reduction.

As a result of the workforce reduction in January of 2009, we have significantly reduced operations in four of our leased buildings. We have plans to consolidate these operations in phases during the remainder of 2009. Our leases on these four buildings expire at times varying from 2011 to 2014, and total minimum lease payments due from April 1, 2009 until expiration of the leases are $6.8 million. In addition, the net book value of fixed assets in these four buildings potentially subject to write-down is approximately $11.7 million as of March 31, 2009. We are currently evaluating our options as to the future use of these leased spaces. We anticipate that we will incur some level of restructuring charges throughout the remainder of 2009 as we consolidate facilities.

As of March 31, 2009, we performed an analysis of the long-lived assets related to the four leased buildings in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Based on estimated undiscounted future cash inflows, we have determined that there is no current impairment relating to these assets, and will continue to assess for impairment at each future reporting period.

Other Income (Expense)

Investment and interest income was $30,000 and $0.4 million for the three months ended March 31, 2009 and 2008, respectively. Investment and interest income consists primarily of interest earned on our cash and investment balances. The differences between 2009 and 2008 balances resulted from varying average cash balances and interest rates.

Interest expense was $1.8 million and $1.5 million for the three months ended March 31, 2009 and 2008, respectively. The increase in 2009 compared to 2008 is due to an increase in the principal balance of our long-term debt, partially offset by a decrease in the interest rates.

Income Taxes

We recognized $5.8 million in foreign income tax expense for the three months ended March 31, 2009, in connection with the expansion in February of 2009 of our existing collaboration with Takeda. We were paid a $29.0 million expansion fee, of which $5.8 million was witheld for payment to the Japanese taxing authority. No income tax expense was recognized for the three months ended March 31, 2008.

Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and carryback potential, we have determined that total deferred tax assets should be fully offset by a valuation allowance.

We did not have unrecognized tax benefits as of March 31, 2009 and do not expect this to change significantly over the next twelve months. In connection with the adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), we will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2009, we have not accrued interest or penalties related to uncertain tax positions.

Share-Based Compensation

In February of 2009, our Board of Directors approved a company-wide grant of 4,730,000 share options, of which 4,568,000 were issued as part of our annual incentive compensation package. These options vest monthly over four years and include an acceleration clause based on meeting certain performance measures. As of March 31, 2009, we have assessed the probability of achieving the performance measures and have determined that accelerated expense recognition is not appropriate at this time. We will reassess the probability at each future reporting period and accelerate expense recognition accordingly.

During the three months ended March 31, 2009 and 2008, we recognized $1.0 million and $0.5 million, respectively, in share-based compensation expense. The increase in share-based compensation expense for the first quarter of 2009 as compared to the same period of 2008 is due to the additional expense for the share option grant in February of 2009, combined with lower recognition of expense in 2008 related to the share options granted in February of 2008 and October of 2007, which were not deemed granted for accounting purposes until shareholder approval, which was obtained in the second quarter of 2008.

As of March 31, 2009, there was $11.3 million of unrecognized share-based compensation expense related to unvested shares with a weighted-average remaining recognition period of 2.9 years.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at March 31, 2009 were $21.6 million compared with $10.8 million at December 31, 2008. Net cash provided by operating activities was $15.3 for the three months ended March 31, 2009, compared with net cash used in operating activities of $14.4 million for the same period in 2008. The $29.7 million increase in cash provided by operations in the first quarter of 2009 as compared to same period of 2008 is primarily due to the receipt of $23.2 million in the first quarter of 2009 related to the expansion of our existing collaboration with Takeda.

In addition, accrued liabilities increased in the first quarter of 2009 by $2.8 million related to restructuring charges, an increase in clinical trial costs and costs accrued relating to the expansion of our existing collaboration with Takeda. Accrued interest on interest bearing obligations increased in the first quarter of 2009 by $1.7 million related to the interest payment due on the Goldman Sachs loan facility on April 1, 2009. Finally, receivables decreased by $7.4 million in the first quarter of 2009 due to a decline in contract and royalty revenues. These increases in cash were partially offset by a decrease in the accounts payable balance of $4.9 million in the first quarter of 2009 related to the pay down of the balance in the period.

Comparatively, in the first quarter of 2008, accrued liabilities decreased by $2.7 million primarily related to the payment of 2007 bonuses in the first quarter of 2008. Accrued interest on interest bearing obligations decreased by $0.5 million in the first quarter of 2008, due to an interest payment made on March 31, 2008 related to the Goldman Sachs loan facility. In May of 2008, the Goldman Sachs loan facility was refinanced and the interest payment dates were changed from March 31 and September 30 to April 1 and October 1 of each year. Finally, receivables decreased by $4.4 million in the first quarter of 2008 due to a decline in contract revenues.

Net cash used in investing activities was $3.3 million in the first quarter of 2009, compared with net cash provided by investing activities of $8.8 million in the first quarter of 2008. Cash used in investing activities in the first quarter of 2009 primarily consisted of an increase in restricted cash of $4.5 million relating to our loan facility with Goldman Sachs. Cash received from our royalty streams is held in a restricted cash account for payment of interest due on our Goldman Sachs loan facility on April 1 and October 1 of each year. This cash outflow was partially offset by proceeds from maturities of investments in the period of $1.3 million.

Net cash provided by investing activities in the first quarter of 2008 of $8.8 million related to net sales and maturities of investments of $5.9 million and a decrease in restricted cash of $5.1 million related to the Goldman Sachs loan facility. Restricted cash decreased in the first quarter of 2008 due to the payment of interest on March 31, 2008. As discussed above, the refinancing of this loan facility in May of 2008 resulted in a change in interest payment dates to April 1 and October 1 of each year. These cash inflows were partially offset by purchases of property and equipment of $2.2 million in the first quarter of 2008.

Net cash provided by financing activities was $41,000 in the first quarter of 2009, compared with net cash used by financing activities of $8.1 million in the same period of 2008. Cash provided by financing activities in the first quarter of 2009 related to the issuance of common shares. Cash used by financing activities in the first quarter of 2008 primarily related to the principal repayment of $8.2 million of our original loan facility with Goldman Sachs, partially offset by the issuance of common shares of $0.1 million.

Goldman Sachs Term Loan

In May of 2008, we entered into a five-year, $55.0 million amended and restated term loan facility with Goldman Sachs, refinancing our original facility entered into in November of 2006, and borrowed the full amount thereunder. As of March 31, 2009, the interest rate on the new facility was 12.3%. The debt is secured by all rights to receive payments due to the Company relating to

RAPTIVA®, LUCENTIS®, and CIMZIA®. Payments received by XOMA in respect of these payment rights, in addition to a standing reserve equal to the next semi-annual interest payment, are held in a custodial account which is classified as restricted cash. This cash account and the interest earned thereon can be used solely for the payment of the semi-annual interest amounts due on April 1 and October 1 of each year and, at that time, amounts in excess of the interest reserve requirement may be used to pay down principal or be distributed back to us, at the discretion of Goldman Sachs. We may prepay indebtedness under the facility at any time, subject to certain prepayment premiums if prepaid during the first four years.

The on-going requirements of this loan facility include a financial test that requires us to maintain a specified ratio of royalties collected to interest payable and a requirement that quarterly U.S. sales of RAPTIVA® and LUCENTIS® and outside-the-U.S. sales of RAPTIVA® exceed certain specified minimum levels. Our ability to comply with these requirements is dependent on continued sales by Genentech, UCB and their partners of RAPTIVA®, LUCENTIS® and CIMZIA® at adequate levels, and any significant reduction in such sales could cause us to violate or be in default under these provisions, which could result in acceleration of our obligation to repay this debt.

As discussed in the Overview section, in the first quarter of 2009, RAPTIVA® was recommended for withdrawal from the European Union, Canadian and Australian markets, and in April of 2009, Genentech announced a phased voluntary withdrawal of RAPTIVA® from the U.S. market. As a voluntary action not mandated by the FDA, the U.S. market withdrawal was particularly unexpected. As a result of RAPTIVA® sales levels in the first quarter, we are no longer in compliance with the requirements of the relevant provisions of this loan facility, and as a consequence the lenders currently have the right to accelerate payment of the full amount of the loan. We have received a notice from our lenders to this effect and are currently in discussions with the lenders regarding a restructuring of the terms of this facility to address the effects of these developments, but we cannot be certain that we will reach agreement with the lenders on acceptable terms, or at all, as a result of these discussions or that the lenders will not accelerate payment of the loan at any time. If the lenders accelerate payment, we currently would not have the resources to pay the full amount due.

Accordingly, the outstanding principal balance under our Goldman Sachs loan facility of $50.4 million has been reclassified as a current obligation at March 31, 2009. The balance in restricted cash at March 31, 2009 was $14.0 million relating to this facility. On April 1, 2009, our balance in restricted cash was used to make an interest payment of $3.1 million and a principal repayment of $8.4 million, reducing the outstanding principal balance of this loan to $42.0 million. In addition, our interest rate decreased to 11.5%, as a result of the decline in six-month LIBOR.

For the three months ended March 31, 2009 and 2008, we incurred interest expense of $1.6 million and $0.8 million, respectively, and amortization expense related to the debt issuance costs of $0.1 million and $0.3 million, respectively, in connection with this loan.

Novartis Note

In May of 2005, we executed a secured note agreement with Chiron Corporation (now Novartis), which is due and payable in full in June of 2015. Under the note agreement, we borrowed semi-annually to fund up to 75% of our research and development and commercialization costs under our collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. As of March 31, 2009, the interest rate was 3.85%. At our election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50.0 million and we have made this election for all interest payments thus far. Loans under the note agreement are secured by our interest in the collaboration with Novartis, including any payments owed to us thereunder.

In November of 2008, we restructured our product development collaboration with Novartis. Pursuant to this restructuring, we will not make any additional borrowings on our Novartis note.

At March 31, 2009, the outstanding principal balance under this note agreement totaled $12.9 million and for the quarters ended March 31, 2009 and 2008, we incurred, and added to the principal balance of the note, interest expense of $0.1 million and $0.4 million, respectively.

Equity Line of Credit

On October 21, 2008, we entered into a common share purchase agreement (the “Purchase Agreement”) with Azimuth Opportunity Ltd. (“Azimuth”), pursuant to which we obtained a committed equity line of credit facility (the “Facility”) under which we may sell up to $60 million of our registered common shares to Azimuth over a 24-month period, subject to certain conditions and limitations. The Purchase Agreement currently requires a minimum share price of $1.00 per share to allow us to issue shares to Azimuth under the Facility. However, at its election, Azimuth may buy shares below the threshold price at a negotiated discount. We are not obligated to utilize any of the $60 million Facility and remain free to enter other financing transactions. Shares under the Facility are sold pursuant to a prospectus which forms a part of a registration statement declared effective by the Securities and Exchange Commission on May 29, 2008.

We did not sell any common shares under, or make any modifications to, this facility for the three months ended March 31, 2009, and $52.5 million remains available under the Facility.

We have incurred significant operating losses and negative cash flows from operations since our inception. At March 31, 2009, we had cash and cash equivalents of $21.6 million and restricted cash of $14.0 million. During 2009, we expect to continue using our cash and cash equivalents to fund ongoing operations. Additional licensing, antibody discovery collaboration agreements, government funding and financing arrangements may positively impact our cash balances. Based on anticipated spending levels, revenues, collaborator funding and other sources of funding we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through the next twelve months, excluding a potential acceleration of our loan from Goldman Sachs, as discussed in the Liquidity and Capital Resources: Goldman Sachs Term Loan section. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. In addition, as a result of RAPTIVA® sales levels in the first quarter, the lenders under our loan from Goldman Sachs currently have the right to accelerate payment of the full amount of the loan. In the event the lenders accelerate full payment of this loan or we are not able to restructure the terms of the loan and otherwise maintain at least twelve months of cash resources, there will be substantial doubt as to our ability to continue as a going concern. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. If adequate funds are not available, we have developed contingency plans that may require us to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs.

Our independent registered public accounting firm included in their report for our fiscal year ended December 31, 2008 a qualification with respect to our ability to continue as a going concern. Our interim financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we would have to liquidate our assets and the values we receive for our assets in liquidation could be significantly lower than the values at which they are carried on our consolidated financial statements. The inclusion of a going concern qualification in our independent registered public accounting firm’s audit opinion for the year ended December 31, 2008 may materially adversely affect our share price and our ability to raise new capital.

For a further discussion of the risks related to our business and their effects on our cash flow and ability to raise new funding on acceptable terms, see Item 1A: Risk Factors.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, research and development expense, long-lived assets and share-based compensation to be critical policies. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2009, except as noted below, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 11, 2009 (“2008 Form 10-K”).

Long-Lived Assets

In accordance with SFAS 144, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. At March 31, 2009, we have determined that there is no current impairment relating to our long-lived assets, and will continue to assess for impairment at each future reporting period.

Subsequent Events

Withdrawal of RAPTIVA® from U.S. Market

In April of 2009, Genentech announced a phased voluntary withdrawal of RAPTIVA® from the U.S. market based on the association of RAPTIVA® with an increased risk of PML. As a voluntary action not mandated by the FDA, the U.S. market withdrawal was particularly unexpected. We earn mid-single digit royalties from sales of RAPTIVA®, which was approved by the FDA for the treatment of chronic moderate-to-severe plaque psoriasis. As a result of this announcement and other related events, we expect sales of RAPTIVA® to cease in the second quarter of 2009. This and other related events have significant adverse consequences under our term loan with Goldman Sachs, as discussed in the Liquidity and Capital Resources: Goldman Sachs Term Loan section.

Lawsuit Alleging RAPTIVA® Injuries

In April of 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158, asserting claims against Genentech, us and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraud, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Our agreement with Genentech provides for an indemnity of us by Genentech, which we believe is applicable to this matter. We believe the claims against us to be without merit and intend to defend against them vigorously.

Forward-Looking Information and Cautionary Factors That May Affect Future Results

Certain statements contained herein related to discussions with our lenders regarding our Goldman Sachs loan, the sufficiency of our cash resources, and our efforts to enter into a collaborative arrangement with respect to XOMA 052, as well as other statements related to current plans for product development and existing and potential collaborative and licensing relationships, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, discussions with our lenders may not result in an agreement to restructure our loan facility on acceptable terms, or at all, and our lenders could accelerate payment of the loan at any time; the period for which our cash resources are sufficient could be shortened if our lenders accelerate payment of our loan from Goldman Sachs, if expenditures are made earlier or in larger amounts than anticipated or are unanticipated, if anticipated revenues or cost sharing arrangements do not materialize, or if funds are not otherwise available on acceptable terms; and, we may not be able to enter into a collaborative arrangement with respect to XOMA 052 on acceptable terms by the end of 2009, or at all. These and other risks, including those related to the results of preclinical testing; the timing or results of pending and future clinical trials (including the design and progress of clinical trials; safety and efficacy of the products being tested; action, inaction or delay by the United States Food and Drug Administration (“FDA”), European or other regulators or their advisory bodies; and analysis or interpretation by, or submission to, these entities or others of scientific data); changes in the status of existing collaborative relationships; the ability of collaborators and other partners to meet their obligations; our ability to meet the demand of the United States government agency with which we have entered our government contracts; competition; market demands for products; scale-up and marketing capabilities; availability of additional licensing or collaboration opportunities; international operations; share price volatility; our financing needs and opportunities; uncertainties regarding the status of biotechnology patents; uncertainties as to the costs of protecting intellectual property; and risks associated with our status as a Bermuda company, are described in more detail in Item 1A: Risk Factors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our loan facilities. By policy, we make our investments in high quality debt securities, limit the amount of credit exposure to any one issuer and limit duration by restricting the term of the instrument. We generally hold investments to maturity, with a weighted-average portfolio period of less than twelve months. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. We do not invest in derivative financial instruments.

We hold interest-bearing instruments that are classified as cash, cash equivalents and short-term investments. Fluctuations in interest rates can affect the principal values and yields of fixed income investments. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed income investments could lose value.

The following table presents the amounts and related weighted-average interest rates of our cash and investments at March 31, 2009 and December 31, 2008 (in thousands, except interest rates):

	Maturity	Carrying Amount (in thousands)	Fair Value (in thousands)	Average Interest Rate
March 31, 2009
Cash and cash equivalents	Daily to 90 days	$21,561	$21,561	0.44%
December 31, 2008
Cash and cash equivalents	Daily to 90 days	$9,513	$9,513	2.67%
Short-term investments	91 days to less than 12 months	1,301	1,299	4.64%

In May of 2008, we entered into a five-year, $55.0 million amended and restated term loan facility with Goldman Sachs, refinancing our original facility entered into in November of 2006, and borrowed the full amount thereunder. As of March 31, 2009, $50.4 million remains outstanding under the new facility, which has been reclassified as a current obligation. Interest on the new facility is charged at a rate of the greater of (x) six-month LIBOR or (y) 3.0%, plus 8.5%, which was 12.3% at March 31, 2009.

As of March 31, 2009, we have an outstanding principal balance on our note with Novartis of $12.9 million, which is due in 2015. The interest rate on this note is charged at a rate of six-month LIBOR plus 2%, which was 3.85% at March 31, 2009. No further borrowing is available under this facility.

The variable interest rates related to our long-term debt instruments are based on LIBOR. We estimate that a hypothetical 100 basis point change in interest rates could increase or decrease our interest expense by approximately $642,000 on an annualized basis.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and President and our Vice President, Finance and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chairman, Chief Executive Officer and President and our Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in timely alerting them to material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings.

Changes in Internal Control

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In April of 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158, asserting claims against Genentech, XOMA Ltd. (“the Company”) and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraud, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. The Company’s agreement with Genentech provides for an indemnity of XOMA by Genentech which the Company believes is applicable to this matter. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

There were no developments material to the Company in the United States Bankruptcy Court proceedings involving Aphton Corporation (described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008) during the quarter ended March 31, 2009.

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

As a result of the recent decline in sales of RAPTIVA® , we are no longer in compliance with the requirements of the relevant provisions of our loan facility with Goldman Sachs, and as a consequence the lenders currently have the right to accelerate payment of the full amount of the loan.

Our loan agreement with Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”) includes provisions that allow the lenders to accelerate our obligation to repay the debt or to pursue other remedies against us in certain circumstances. For example, the terms of this debt include a financial test that requires us to maintain a specified ratio of royalties collected to interest payable and another requirement that quarterly U.S. sales of RAPTIVA® and LUCENTIS® and outside-the-U.S. sales of RAPTIVA® exceed certain specified minimum levels. This means that our ability to comply with these requirements is dependent on continued sales by Genentech, Inc. (a wholly-owned member of the Roche Group (“Roche”), referred to herein as “Genentech”), UCB Celltech, a branch of UCB S.A (“UCB”) and their partners of RAPTIVA®, LUCENTIS® and CIMZIA® at adequate levels, and any significant reduction in such sales could cause us to violate or be in default under these provisions, which could result in acceleration of our obligation to repay this debt.

In February of 2009, the European Medicines Agency (“EMEA”) announced that it had recommended suspension of the marketing authorization of RAPTIVA® in the European Union and EMD Serono Inc., the company that markets RAPTIVA® in Canada (“EMD Serono”) announced that, in consultation with Health Canada, the Canadian health authority (“Health Canada”) , it will suspend marketing of RAPTIVA® in Canada. In March of 2009, Merck Serono Australia Pty Ltd, the company that markets RAPTIVA® in Australia (“Merck Serono Australia”), following a recommendation from the Therapeutic Goods Administration, the Australian health authority (“TGA”), announced that it is withdrawing RAPTIVA® from the Australian market. In April of 2009, Genentech announced a phased voluntary withdrawal of RAPTIVA® from the U.S. market, based on the association of RAPTIVA® with an increased risk of progressive multifocal leukoencephalopathy (“PML”). As a voluntary action not mandated by the U.S. Food and Drug Administration (“FDA”), the U.S. withdrawal was particularly unexpected. As a result of RAPTIVA® sales levels in the first quarter, we are no longer in compliance with the requirements of the relevant provisions of our loan from Goldman Sachs, and as a consequence the lenders currently have the right to accelerate payment of the full amount of the loan. We have received a notice from our lenders to this effect and are currently in discussions with the lenders regarding a restructuring of the terms of this facility to address the effects of these developments, but we cannot be certain that we will reach agreement with the lenders on acceptable terms, or at all, as a result of these discussions or that the lenders will not accelerate payment of the loan at any time. If the lenders accelerate payment, we currently would not have the resources to pay the full amount due.

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

We finance our operations primarily through our multiple revenue streams resulting from the licensing of our antibody technologies, product royalties, development collaborations and biodefense contracts, and sales of XOMA’s common shares. Based on anticipated spending levels, revenues, collaborator funding and other sources of funding we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through the next twelve months, excluding a potential acceleration of payment under our loan with Goldman Sachs. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. In addition, as a result of the recent decline in sales of RAPTIVA®, we are no longer in compliance with the requirements of the relevant provisions of our loan from Goldman Sachs, and as a consequence the lenders under this loan currently have the right to accelerate payment of the full amount of the loan. In the event the lenders accelerate full payment of this loan or we are not able to restructure the terms of the loan and otherwise maintain at least twelve months of cash resources, there will be substantial doubt as to our ability to continue as a going concern. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. As a result, we do not know when or whether:

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

Our independent registered public accounting firm has included in their report for our fiscal year ended December 31, 2008 a qualification with respect to our ability to continue as a going concern. Our interim financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we would have to liquidate our assets and the values we receive for our assets in liquidation could be significantly lower than the values at which they are carried on our consolidated financial statements. The inclusion of a going concern qualification in our independent registered public accounting firm’s audit opinion for the year ended December 31, 2008 may materially adversely affect our share price and our ability to raise new capital.

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

Recent volatility in the financial markets has also created liquidity problems in investments previously thought to bear a minimal risk. For example, money market fund investors, including us, have in the past been unable to retrieve the full amount of funds, even in highly-rated liquid money market accounts, upon maturity. An inability to retrieve funds from money market and similar short-term investments as they mature in the future could have a material and adverse impact on our business, results of operations and cash flows. As of March 31, 2009, we have received the full amount of proceeds from matured money market fund investments.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since March 31, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives.

Our level of leverage and debt service obligations could adversely affect our financial condition.

As of March 31, 2009, we had approximately $63.3 million of indebtedness outstanding, including $12.9 million with Novartis AG (“Novartis”) classified as long-term debt, and $50.4 million with Goldman Sachs reclassified in the period as a current obligation. On April 1, 2009, a principal repayment of $8.4 million was made on our Goldman Sachs loan facility, reducing the outstanding principal balance of this loan to $42.0 million. We may not be able to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We may also incur additional debt that may be secured.

In connection with our original collaboration with Novartis, Novartis extended a loan to us (through our U.S. subsidiary) to fund up to 75% of our expenses thereunder. The loan bears interest at an annual rate of six-month LIBOR plus 2%, which was equal to 3.85% at March 31, 2009, and any unpaid principal amount together with accrued and unpaid interest is due and payable in full in June of 2015. This loan is secured on a first priority basis by a pledge of our interest in the collaboration. Although the collaboration was restructured in November of 2008 and we may not draw any additional funds under the loan facility, we remain liable for amounts previously borrowed under this facility.

In November of 2006, XOMA (US) LLC entered into a five-year, $35.0 million term royalty-based loan facility with Goldman Sachs and borrowed the full amount thereunder. In May of 2008, this term loan facility was replaced with a new five-year term royalty-based loan facility. The loan bears interest at an annual rate equal to the greater of six-month LIBOR or 3%, plus a margin of 8.5%. As of March 31, 2009, the interest rate on this loan was 12.3%.

The new Goldman Sachs loan is guaranteed by XOMA and secured on a first priority basis by the payment rights relating to RAPTIVA®, LUCENTIS® and CIMZIA®. So long as this loan is outstanding, these assets will not be available to XOMA or any other lender to secure future indebtedness without the consent of the lenders.

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

NASDAQ-listed companies are subject to delisting for, among other things, failure to maintain a minimum closing bid price per share of $1.00 for 30 consecutive business days. The closing price per share of our common shares has been below $1.00 since December 9, 2008. NASDAQ has temporarily suspended the minimum bid price requirement in response to current market conditions. This suspension is currently set to expire on July 20, 2009. There can be no assurance that this extension will be extended further.

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

We have experienced significant losses and, as of March 31, 2009, we had an accumulated deficit of $778.9 million.

For the quarter ended March 31, 2009, we had a net income of approximately $6.2 million or $0.04 per common share (basic and diluted). For the quarter ended March 31, 2008, we had a net loss of approximately $14.2 million or $0.11 per common share (basic and diluted).

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

We are authorized to issue, without shareholder approval, 1,000,000 preference shares, of which 2,959 were issued and outstanding as of May 4, 2009, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common shares. In addition, we are authorized to issue, generally without shareholder approval, up to 210,000,000 common shares, of which 142,326,493 were issued and outstanding as of May 4, 2009. If we issue additional equity securities, the price of our common shares may be materially and adversely affected. On October 21, 2008, we entered into a common share purchase agreement with Azimuth Opportunity, Ltd. (“Azimuth”), pursuant to which we obtained a committed equity line of credit facility under which we may sell up to $60.0 million of our registered common shares to Azimuth over a 24-month period, subject to certain conditions and limitations. Through May 4, 2009, we have sold 7,932,432 common shares under this facility for aggregate gross proceeds of $7.5 million.

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

There can be no assurance that the market price of our common shares will not decline below its present market price or that there will be an active trading market for our common shares. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. We have experienced significant volatility in the price of our common shares. From January 1, 2009 through May 4, 2009, our share price has ranged from a high of $0.94 to a low of $0.37. Factors contributing to such volatility include, but are not limited to:

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

Our product candidates, including XOMA 052 and XOMA 3AB, cannot be manufactured and marketed in the United States and other countries without required regulatory approvals. The United States government and governments of other countries extensively regulate many aspects of our product candidates, including:

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

Even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market.

Even if the FDA, the European Commission or another regulatory agency approves a product candidate for marketing, the approval may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials, and the FDA, European Commission or other regulatory agency may subsequently withdraw approval based on these additional trials.

Even for approved products, the FDA, European Commission or other regulatory agency may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product.

Furthermore, a marketing approval of a product may be withdrawn by the FDA, the European Commission or another regulatory agency or such a product may be voluntarily withdrawn by the company marketing it based, for example, on subsequently-arising safety concerns. In February of 2009, the EMEA announced that it had recommended suspension of the marketing authorization of RAPTIVA® in the European Union and that its Committee for Medicinal Products for Human Use (“CHMP”) had concluded that the benefits of RAPTIVA® no longer outweigh its risks because of safety concerns, including the occurrence of PML in patients taking the medicine. In April of 2009, Genentech announced a phased voluntary withdrawal of RAPTIVA® from the U.S. market, based on the association of RAPTIVA® with an increased risk of PML. As a voluntary action not mandated by the FDA, the U.S. market withdrawal was particularly unexpected.

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

All of our product candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would satisfactorily support the filing of an IND (or a foreign equivalent) with respect to our product candidates. Even if these applications would be or have been filed with respect to our product candidates, the results of preclinical studies do not necessarily predict the results of clinical trials. Similarly, early-stage clinical trials in healthy volunteers do not predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular product candidates. In addition, there can be no assurance that the design of our clinical trials is focused on appropriate indications, patient populations, dosing regimens or other variables which will result in obtaining the desired efficacy data to support regulatory approval to commercialize the drug. Preclinical and clinical data can be interpreted in different ways. Accordingly, FDA officials or officials from foreign regulatory authorities could interpret the data in different ways than we or our partners do which could delay, limit or prevent regulatory approval.

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

Currently, our revenues rely significantly upon sales of LUCENTIS®, in which we have only a royalty interest. LUCENTIS® was approved by the FDA on June 30, 2006, for the treatment of age-related macular degeneration. Genentech and Novartis, Genentech’s international marketing partner for LUCENTIS®, are responsible for the marketing and sales effort in support of this product. We also receive revenues from sales of CIMZIA® in the U.S. and Switzerland, in which we only have a royalty interest. CIMZIA® was approved by the FDA on April 22, 2008 for the treatment of moderate-to-severe Crohn’s disease in adults who have not responded to conventional therapies. In March of 2008, UCB announced that the CHMP of the EMEA had rejected UCB’s appeal following CHMP’s previously-announced refusal of UCB’s marketing authorization application for CIMZIA® in the treatment of Crohn’s disease. UCB is responsible for the marketing and sales effort in support of this product. We have no role in marketing and sales efforts, and Genentech, Novartis and UCB do not have an express contractual obligation to us regarding the marketing or sales of LUCENTIS® or CIMZIA®.

Successful commercialization of LUCENTIS® and CIMZIA® is subject to a number of risks, including, but not limited to:

•	Genentech’s, Novartis’ and UCB’s willingness and ability to implement their marketing and sales effort and achieve sales;

•	the strength of competition from other products being marketed or developed to treat age-related macular degeneration and Crohn’s disease;

•	the occurrence of adverse events which may give rise to safety concerns;

•	physicians’ and patients’ acceptance of LUCENTIS® as a treatment for age-related macular degeneration and CIMZIA® as a treatment for Crohn’s disease;

•	manufacturer’s ability to provide manufacturing capacity to meet demand for the products;

•	pricing and reimbursement issues; and

•	expiration of patents and royalties.

According to Roche, U.S. sales of LUCENTIS® were 279 million Swiss francs, approximately $244 million, for the first quarter of 2009 compared with $198 million for the first quarter of 2008. According to Novartis, sales of LUCENTIS® outside the United States were $229 million for the first quarter of 2009 compared with $195 million for the first quarter of 2008.

Given our current reliance on LUCENTIS® as a principal source of revenues, any material adverse developments with respect to the commercialization of LUCENTIS® may cause our revenues to decrease and may cause us to incur additional losses in the future.

We do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest.

Although LUCENTIS® was approved in the United States in June of 2006, in the European Union in January of 2007 and in Japan in January of 2009, its acceptance in the marketplace may not continue. Although CIMZIA® was approved in the United States in April of 2008 and in Switzerland in September of 2007, it may not be accepted in the marketplace. Furthermore, even if other products in which we have an interest receive approval in the future, they may not be accepted in the marketplace. In addition, we or our collaborators or licensees may experience difficulties in launching new products, many of which are novel and based on technologies that are unfamiliar to the healthcare community. We have no assurance that healthcare providers and patients will accept such products, if developed. For example, physicians and/or patients may not accept a product for a particular indication because it has been biologically derived (and not discovered and developed by more traditional means) or if no biologically derived products are currently in widespread use in that indication. Similarly, physicians may not accept a product, such as LUCENTIS® or CIMZIA®, if they believe other products to be more effective or are more comfortable prescribing other products.

Safety concerns may also arise in the course of on-going clinical trials or patient treatment as a result of adverse events or reactions. For example, in February of 2009, the EMEA announced that it had recommended suspension of the marketing authorization of RAPTIVA® in the European Union and EMD Serono announced that, in consultation with Health Canada, it will suspend marketing of RAPTIVA® in Canada. In March of 2009, Merck Serono Australia, following a recommendation from the TGA, announced that it is withdrawing RAPTIVA® from the Australian market. In April of 2009, Genentech announced a phased voluntary withdrawal of RAPTIVA® from the U.S. market, based on the association of RAPTIVA® with an increased risk of PML. As a result of these announcements, we expect sales of RAPTIVA® to cease in the second quarter of 2009.

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

Genentech is responsible for manufacturing or arranging for the manufacturing of commercial quantities of LUCENTIS®. UCB is responsible for manufacturing or arranging for the manufacturing of commercial quantities of CIMZIA®. Should Genentech or UCB have difficulty in providing manufacturing capacity to produce these products in sufficient quantities, we do not know whether they will be able to meet market demand. If not, we will not realize revenues from the sales of these products. If any of our product candidates are approved, because we have never commercially introduced any pharmaceutical products, we do not know whether the capacity of our existing manufacturing facilities can be increased to produce sufficient quantities of our products to meet market demand. Also, if we or our third party collaborators or licensees need additional manufacturing facilities to meet market demand, we cannot predict that we will successfully obtain those facilities because we do not know whether they will be available on acceptable terms. In addition, any manufacturing facilities acquired or used to meet market demand must meet the FDA’s quality assurance guidelines.

Our agreements with third parties, many of which are significant to our business, expose us to numerous risks.

Our financial resources and our marketing experience and expertise are limited. Consequently, our ability to successfully develop products depends, to a large extent, upon securing the financial resources and/or marketing capabilities of third parties.

•

In April of 1996, we entered into an agreement with Genentech whereby we agreed to co-develop Genentech’s humanized monoclonal antibody product RAPTIVA®. In April of 1999, March of 2003, and January of 2005, the companies amended the agreement. In October of 2003, RAPTIVA® was approved by the FDA for the treatment of adults with chronic moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy and, in September of 2004, Merck Serono announced the product’s approval in the European Union. In January of 2005, we entered into a restructuring of our collaboration agreement with Genentech which ended our existing cost and profit sharing arrangement related to RAPTIVA® in the United States and entitles us to a royalty interest on worldwide net sales. In February of 2009, the EMEA announced that it had recommended suspension of the marketing authorization of RAPTIVA® in the European Union and EMD Serono announced that, in consultation with Health Canada, it will suspend marketing of RAPTIVA® in Canada. In March of 2009, Merck Serono Australia, following a recommendation from the TGA, announced that it is withdrawing RAPTIVA® from the Australian market. In April of 2009, Genentech announced a phased voluntary withdrawal of RAPTIVA® from the U.S. market, based on the association of RAPTIVA® with an increased risk of PML. As a voluntary action not mandated by the FDA, the U.S. market withdrawal was particularly unexpected. As a result of these announcements, we expect sales of RAPTIVA® to cease in the second quarter of 2009.

•

In March of 2004, we announced we had agreed to collaborate with Chiron Corporation (now Novartis) for the development and commercialization of antibody products for the treatment of cancer. In April of 2005, we announced the initiation of clinical testing of the first product candidate out of the collaboration, HCD122, an anti-CD40 antibody, in patients with advanced chronic lymphocytic leukemia. In October of 2005, we announced the initiation of the second clinical trial of HCD122 in patients with multiple myeloma. In November of 2008, we announced the restructuring of this product development collaboration, which involves six development programs including the ongoing HCD122 program. In exchange for cash and debt reduction on our existing loan facility with Novartis, Novartis has control over the HCD122 program and the additional ongoing program, as well as the right to expand the development of these programs into additional indications outside of oncology. We may, in the future, receive milestones of up to $14.0 million and double-digit royalty rates for two ongoing product programs, including HCD122. The agreement also provides us with options to develop or receive royalties on four additional programs.

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

•

We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 50 companies. As of March 31, 2009, we were aware of two antibody products manufactured using this technology that have received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular (wet) age-related macular degeneration and UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease.

Because our collaborators and licensees are independent third parties, they may be subject to different risks than we are and have significant discretion in determining the efforts and resources they will apply related to their agreements with us. If these collaborators and licensees do not successfully develop and market these products, we may not have the capabilities, resources or rights to do so on our own. We do not know whether our collaborators or licensees will successfully develop and market any of the products that are or may become the subject of one of our collaboration or licensing arrangements. In particular, each of these arrangements provides for funding solely by our collaborators or licensees. Furthermore, our contracts with NIAID contain numerous standard terms and conditions provided for in the applicable federal acquisition regulations and customary in many government contracts. Uncertainty exists as to whether we will be able to comply with these terms and conditions in a timely manner, if at all. In addition, we are uncertain as to the extent of NIAID’s demands and the flexibility that will be granted to us in meeting those demands.

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

•

In September of 2006, we entered into an agreement with Taligen Therapeutics, Inc. (“Taligen”) which formalized an earlier letter agreement, which was signed in May of 2006, for the development and cGMP manufacture of a novel antibody fragment for the potential treatment of inflammatory diseases. In May of 2007, we and Taligen entered into a letter agreement which provided that we would not produce a cGMP batch at clinical scale pursuant to the terms of the agreement entered into in September of 2006. In addition, the letter agreement provided that we would conduct and complete the technical transfer of the process to Avecia Biologics Limited or its designated affiliate (“Avecia”). The letter agreement also provided that, subject to payment by Taligen of approximately $1.7 million, we would grant to Avecia a non-exclusive, worldwide, paid-up, non-transferable, non-sublicensable, perpetual license under our-owned project innovations. We received $0.6 million as the first installment under the payment terms of the letter agreement but not the two additional payments totaling approximately $1.1 million to which we were entitled upon fulfillment of certain obligations. In May of 2009, the companies have agreed to resolve the matter without any further payments between them.

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

We are exposed to an increased risk of product liability claims, and one such case is currently pending against us.

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

In April of 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158, asserting claims against Genentech, us and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraud, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Even though Genentech has agreed to indemnify the Company, there can be no assurance that this or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

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

We may not realize the expected benefits of our initiatives to reduce costs across our operations, and we may incur significant charges or write-downs as part of these efforts.

We are pursuing and may continue to pursue a number of initiatives to reduce costs across our operations, including workforce reductions. In January of 2009, we implemented a workforce reduction of approximately 42% in order to improve our cost structure. We expect an annualized reduction of approximately $27 million in cash expenditures when changes are completed. We recorded a charge in the first quarter of 2009 of $3.3 million for severance, other employee benefits and outplacement services related to the workforce reduction. We anticipate that we will incur some level of restructuring charges through the remainder of 2009 as we continue to consolidate facilities.

As a result of the January 2009 workforce reduction, we have significantly reduced operations in four of our leased buildings and we have plans to consolidate these operations in phases during the remainder of 2009. The net book value of fixed assets in these four buildings potentially subject to write-down is approximately $11.7 million as of March 31, 2009. Although we have determined that there was no impairment of these assets as of March 31, 2009, there can be no assurance that we will not determine otherwise as of a future date and as a consequence write down these assets as impaired, and any such write-down may be significant.

We may not realize some or all of the expected benefits of our current and future initiatives to reduce costs. In addition to restructuring or other charges, we may experience disruptions in our operations as a result of these initiatives and write-downs.

Because we are a relatively small biopharmaceutical company with limited resources, we may not be able to attract and retain qualified personnel.

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 195 employees as of May 4, 2009. We anticipate that we will require additional experienced executive, accounting, research and development, legal, administrative and other personnel in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

As a result of the recent decline in sales of RAPTIVA®, the Company has been notified by the lenders under its loan facility with Goldman Sachs that it is no longer in compliance with the provisions of the loan facility requiring quarterly sales of RAPTIVA® to exceed certain specified minimum levels and that, as a consequence, the lenders currently have the right (among others) to accelerate payment of the full amount of the loan. The notice also states that it does not constitute an exercise by the lenders of any remedies but that the lenders reserve their right to do so at any time. If the lenders accelerate payment, the Company currently would not have the resources to pay the full amount due. See Note 1 to Condensed Consolidated Financial Statements in Part I, Item 1 above under “Liquidity and Financial Condition,” and Part I, Item 2 above under “Liquidity and Capital Resources — Goldman Sachs Term Loan.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number

31.1	Certification of Steven B. Engle, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Fred Kurland, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Steven B. Engle, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Fred Kurland, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated May 7, 2009, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Ltd.

Date: May 7, 2009	By:	/s/ STEVEN B. ENGLE
Steven B. Engle
Chairman, Chief Executive Officer and President

Date: May 7, 2009	By:	/s/ FRED KURLAND
Fred Kurland
Vice President, Finance and Chief Financial Officer