Form 10-Q
period 2009-06-30
XOMA LTD /DE/
filed 2009-08-06
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2009
Common Shares, U.S. $0.0005 par value	164,593,517

XOMA Ltd.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

XOMA Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,616	$9,513
Short-term investments	—	1,299
Restricted cash	6,061	9,545
Trade and other receivables, net	6,283	16,686
Prepaid expenses and other current assets	1,658	1,296
Debt issuance costs	1,173	365

Total current assets	42,791	38,704
Property and equipment, net	23,592	26,843
Debt issuance costs – long-term	—	1,224
Other assets	402	402

Total assets	$66,785	$67,173

LIABILITIES AND SHAREHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$4,596	$9,977
Accrued liabilities	7,487	4,438
Accrued interest	1,217	1,588
Deferred revenue	4,573	9,105
Warrant liability	5,550	—
Interest bearing obligations – current	41,993	—
Other current liabilities	606	1,884

Total current liabilities	66,022	26,992
Deferred revenue – long-term	5,372	8,108
Interest bearing obligations – long-term	13,129	63,274
Other long-term liabilities	581	200

Total liabilities	85,104	98,574

Commitments and contingencies

Shareholders’ equity (net capital deficiency):
Preference shares, $0.05 par value, 1,000,000 shares authorized
Series A, 210,000 designated, no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Series B, 8,000 designated, 2,959 shares issued and outstanding at June 30, 2009 and December 31, 2008 (aggregate liquidation preference of $29.6 million)	1	1
Common shares, $0.0005 par value, 210,000,000 shares authorized, 164,587,434 and 140,467,529 shares outstanding at June 30, 2009 and December 31, 2008, respectively	82	70
Additional paid-in capital	770,673	753,634
Accumulated comprehensive loss	—	(2)
Accumulated deficit	(789,075)	(785,104)

Total shareholders’ equity (net capital deficiency)	(18,319)	(31,401)

Total liabilities and shareholders’ equity (net capital deficiency)	$66,785	$67,173

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
License and collaborative fees	$155	$155	$27,855	$180
Contract and other revenue	7,576	5,638	14,974	12,749
Royalties	1,975	5,323	6,581	10,244

Total revenues	9,706	11,116	49,410	23,173

Operating expenses:
Research and development (including contract related of $3,156, and $4,439 for the three months ended June 30, 2009 and 2008, respectively, and $10,094 and $9,827 for the six months ended June 30, 2009 and 2008, respectively)	13,507	23,519	30,028	42,730
Selling, general and administrative	5,655	6,388	11,775	12,260
Restructuring	312	—	3,601	—

Total operating expenses	19,474	29,907	45,404	54,990

Income (loss) from operations	(9,768)	(18,791)	4,006	(31,817)

Other income (expense):
Investment and interest income	8	223	38	615
Interest expense	(1,671)	(2,164)	(3,439)	(3,614)
Other income (expense)	1,134	42	1,137	(49)

Net income (loss) before taxes	(10,297)	(20,690)	1,742	(34,865)
Provision for income tax (benefit) expense	(87)	—	5,713	—

Net loss	$(10,210)	$(20,690)	$(3,971)	$(34,865)

Basic and diluted net loss per common share	$(0.07)	$(0.16)	$(0.03)	$(0.26)

Shares used in computing basic and diluted net loss per common share	150,283	132,288	146,011	132,222

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,971)	$(34,865)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,598	3,208
Common shares contribution to 401(k) and management incentive plans	1,198	1,008
Share-based compensation expense	1,885	2,881
Accrued interest on interest bearing obligations	(122)	774
Revaluation of warrant liability	(991)	—
Amortization of discount, premium and debt issuance costs of interest bearing obligations	416	1,032
Amortization of premiums on short-term investments	1	10
(Gain) loss on disposal/retirement of property and equipment	(142)	50
Impairment charge of property and equipment	27	—
Other non-cash adjustments	—	(23)
Changes in assets and liabilities:
Receivables	10,403	(394)
Prepaid expenses and other current assets	(362)	(256)
Accounts payable	(5,381)	3,267
Accrued liabilities	3,049	(1,431)
Deferred revenue	(7,268)	(1,683)
Other liabilities	(897)	—

Net cash provided by (used in) operating activities	1,443	(26,422)

Cash flows from investing activities:
Proceeds from sales of investments	—	9,875
Proceeds from maturities of investments	1,300	2,794
Purchase of investments	—	(3,199)
Transfer of restricted cash	3,484	(2,266)
Purchase of property and equipment	(232)	(5,412)

Net cash provided by investing activities	4,552	1,792

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	55,000
Principal payments of long-term debt	—	(32,284)
Principal payments of short-term debt	(8,401)	—
Proceeds from issuance of common shares	20,509	148

Net cash provided by financing activities	12,108	22,864

Net increase (decrease) in cash and cash equivalents	18,103	(1,766)
Cash and cash equivalents at the beginning of the period	9,513	22,500

Cash and cash equivalents at the end of the period	$27,616	$20,734

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

XOMA Ltd. (“XOMA” or the “Company”), a Bermuda company, is a biopharmaceutical company that discovers, develops and manufactures therapeutic antibodies and other agents designed to treat inflammatory, autoimmune, infectious and oncological diseases. The Company’s products are presently in various stages of development and most are subject to regulatory approval before they can be commercially launched. The Company receives royalties from Genentech, Inc. (a wholly-owned member of the Roche Group, referred to herein as “Genentech”) on LUCENTIS®, for the treatment of neovascular (wet) age-related macular degeneration. XOMA also receives royalties from UCB Celltech, a branch of UCB S.A. (“UCB”), on sales of CIMZIA® for the treatment of Crohn’s disease and moderate-to-severe rheumatoid arthritis. XOMA’s pipeline includes both proprietary products and collaborative programs at various stages of preclinical and clinical development.

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of June 30, 2009, the Company had cash and cash equivalents of $27.6 million and restricted cash of $6.1 million. Based on cash and cash equivalents on hand at June 30, 2009 and anticipated spending levels, revenues, collaborator funding, government funding and other sources of funding the Company believes to be available, the Company estimates that it has sufficient cash resources to meet its anticipated net cash needs through the next twelve months, excluding a potential acceleration of the Company’s outstanding principal on a term loan facility with Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”) due to the cessation of future royalties from sales of RAPTIVA®.

The Company is currently in discussions with the lenders regarding a restructuring of the terms of this facility to address the effects of certain recent developments related to RAPTIVA®. In the first quarter of 2009, RAPTIVA® was recommended for withdrawal from the European Union, Canadian and Australian markets, and in the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA® from the U.S. market. As a result of these events, the Company is no longer in compliance with the requirements of the relevant provisions of this loan facility, and has received a notice from its lenders to this effect. As a consequence, the lenders currently have the right to accelerate payment of the full amount of the loan. The Company cannot be certain that it will reach agreement with the lenders on acceptable terms, or at all, as a result of these discussions or that the lenders will not accelerate payment of the loan at any time. If the lenders accelerate payment, currently the Company would not have the resources to pay the full amount due.

In the second quarter of 2009, the Company raised approximately $22.0 million, before deducting placement agent fees and estimated offering expenses of approximately $1.6 million, in two separate registered direct offerings. Certain institutional investors purchased 22.2 million units, with each unit consisting of one of the Company’s common shares and a warrant to purchase 0.5 of a common share. Refer to Note 5: Debt and Other Financing – Other Equity Financings for additional disclosure relating to these equity financing transactions.

The Company may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements. The Company cannot assure that the funding, if needed, will be available on terms attractive to it, or at all, or that any such arrangement will be permitted under the terms of the term loan facility with Goldman Sachs, as they may be revised. Furthermore, any additional equity financings may be dilutive to shareholders and debt financing, if available, may involve covenants that place substantial restrictions on the Company’s business. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue business strategies. If adequate funds are not available, the Company has developed contingency plans that may require the Company to delay, reduce the scope of, or eliminate one or more of its development programs. In addition, the Company may be required to reduce personnel and related costs and other discretionary expenditures that are within the Company’s control.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of June 30, 2009, the consolidated results of the Company’s operations for the three and six months ended June 30, 2009 and 2008, and the Company’s cash flows for the six months ended June 30, 2009 and 2008. The condensed consolidated balance sheet amounts at December 31, 2008 have been derived from the audited consolidated financial statements. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

The Company has evaluated subsequent events through August 6, 2009, the date on which the financial statements being presented were available to be issued, and not beyond that date.

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

Concentration of Risk

Cash equivalents, short-term investments, restricted cash and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains money market funds and short-term investments that were previously thought to bear a minimal risk. Volatility in the financial markets created liquidity problems in these types of investments in 2008, and money market fund investors were unable to retrieve the full amount of funds, even in highly-rated liquid money market accounts, upon maturity. The Company has not encountered such issues during 2009.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the six months ended June 30, 2009, three customers represented 61%, 14% and 13% of total revenues. As of June 30, 2009, there were receivables outstanding from two of these customers representing 48% and 33% of the accounts receivable balance. For the six months ended June 30, 2008, four customers represented 44%, 34%, 11% and 11% of total revenues.

Recent Accounting Pronouncements

In June of 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB applicable to non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS 168 is effective for the Company for the nine-month period ended September 30, 2009 and is not expected to have a material effect on the Company’s financial statements.

In May of 2009, the FASB issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim financial periods ending after June 15, 2009 and did not have a material effect on the Company’s financial statements.

Effective April 1, 2009, the Company adopted FASB Staff Position No. FAS 115-2 (“FSP FAS 115-2”). FSP FAS 115-2 amends Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) to make previous guidance regarding other-than-temporary impairments more operational and to improve the presentation of other-than-temporary impairments in the financial statements. FSP FAS 115-2 replaces the existing requirement that management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP FAS 115-2 requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of FSP FAS 115-2 did not have a material effect on the Company’s financial statements.

In December of 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 07-1 “Accounting for Collaborative Agreements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants and third parties in a collaborative arrangement. EITF 07-1 prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, and other applicable accounting literature. The consensus should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. Effective January 1, 2009 the Company adopted EITF 07-1, which did not have a material effect on the Company’s financial statements. As a result of the restructuring in November of 2008 of the Company’s collaboration agreement with Novartis AG (“Novartis”), this collaboration agreement is no longer within the scope of EITF 07-1. As of June 30, 2009, the Company does not have any collaboration agreements that fall under the scope of EITF 07-1. See Note 4: Collaborative and Other Arrangements.

Effective January 1, 2009 the Company adopted EITF Issue 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 was issued in June of 2008 to clarify how to determine whether certain instruments or features were indexed to an entity’s own stock. EITF 07-5 applies to any free standing financial instrument or embedded feature that has all the characteristics of a derivative in Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Refer to Note 1: Business and Summary of Significant Accounting Policies – Significant Accounting Policies for the effect this standard had on the Company’s financial statements.

In February of 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provided a one year deferral of the effective date of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Effective January 1, 2009, the Company adopted SFAS 157, as it relates to non-financial assets and non-financial liabilities. The implementation of the remaining portion of this standard did not have a material effect on the Company’s financial statements.

Significant Accounting Policies and Other Disclosures

Accounting for Warrants

The Company issued warrants to purchase XOMA’s common shares in connection with two separate registered direct offerings completed in May and June of 2009. Refer to Note 5: Debt and Other Financing – Other Equity Financings for additional disclosure relating to these two transactions. The warrants issued include a provision allowing for an adjustment of the exercise price and number of warrant shares. This adjustment occurs if the Company issues or sells certain common shares in the future for a price per share less than the exercise price of the warrants in effect immediately prior to such issuance or sale. Due to this adjustment provision, the warrants do not meet the criteria set forth in EITF 07-5 and therefore are not considered indexed to the Company’s own stock.

Accordingly, the Company has accounted for these warrants under SFAS 133. The fair value of the warrants at the issuance date was estimated using the Monte Carlo Simulation Model (“Simulation Model”) and recorded as a liability. The warrants were revalued at June 30, 2009 using the Simulation Model and the change in the fair value of the warrants was recognized in the other income (expense) line item in the Company’s consolidated statement of operations. The Company will revalue the unexercised warrants at each reporting period over the life of the warrants using the Simulation Model, and the changes in the fair value of the warrants will be recognized in the Company’s consolidated statement of operations.

Share-Based Compensation

The Company grants qualified and non-qualified share options, shares and other share-related awards under various plans to directors, officers, employees and other individuals. To date, share-based compensation issued under these plans consists of qualified and non-qualified incentive share options and shares. Share options are granted at exercise prices of not less than the fair market value of the Company’s common shares on the date of grant. Generally, share options granted to employees fully vest four years from the grant date and expire ten years from the date of the grant or three months from the date of termination of employment (longer in case of death or certain retirements). However, certain options granted to employees vest monthly or immediately, certain options granted to directors vest monthly over one year or three years and certain options may fully vest upon a change of control of the Company or may accelerate based on performance-driven measures. Additionally, the Company has an Employee Share Purchase Plan (“ESPP”) that allows employees to purchase Company shares at a purchase price equal to 95% of the closing price on the exercise date.

In February of 2009, the Board of Directors of the Company approved a company-wide grant of an aggregate of 4,730,000 share options, of which 4,568,000 were issued as part of its annual incentive compensation package. These options vest monthly over four years and include an acceleration clause based on meeting certain performance measures. As of June 30, 2009, the Company has assessed the probability of achieving the performance measures and has determined that accelerated expense recognition is not appropriate at this time. The Company will reassess the probability at each future reporting period and accelerate expense recognition accordingly.

As of June 30, 2009, the Company had approximately 9.0 million common shares reserved for future grant under its share option plans and ESPP.

The following table shows total share-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Research and development	$399	$989	$951	$1,259
Selling, general and administrative	457	1,380	934	1,622

Total share-based compensation expense	$856	$2,369	$1,885	$2,881

There was no capitalized share-based compensation cost as of June 30, 2009 and December 31, 2008, and there were no recognized tax benefits related to our share-based compensation cost during the three and six months ended June 30, 2009 and 2008.

To estimate the value of an award, the Company uses the Black-Scholes Option Pricing Model (“the Black-Scholes Model”). This model requires inputs such as expected life, expected volatility and risk-free interest rate. The forfeiture rate also affects the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury zero-coupon issues.

The fair value of share-based awards was estimated using the Black-Scholes Model with the following weighted-average assumptions for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Dividend yield	0%	0%	0%	0%
Expected volatility	79%	64%	74%	64%
Risk-free interest rate	2.66%	3.07%	1.81%	3.02%
Expected life	5.6 years	5.3 years	5.6 years	5.3 years

Share option activity for the six months ended June 30, 2009 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2008	19,810,183	$3.24
Granted	5,026,000	0.57
Exercised	(7,000)	0.56
Forfeited, expired or cancelled	(2,711,030)	2.78

Options outstanding at June 30, 2009	22,118,153	$2.69	7.87	$1,318

Options exercisable at June 30, 2009	10,380,398	$3.57	6.66	$133

Total intrinsic value of the options exercised for the six months ended June 30, 2009 was $910.

At June 30, 2009, there was $9.7 million of unrecognized share-based compensation expense related to unvested share options with a weighted-average remaining recognition period of 2.6 years.

Comprehensive Loss

Unrealized gain or (loss) on the Company’s available-for-sale securities is included in accumulated comprehensive loss. Comprehensive loss and its components for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(10,210)	$(20,690)	$(3,971)	$(34,865)
Unrealized gain (loss) on securities available-for-sale	—	(39)	2	20

Comprehensive loss	$(10,210)	$(20,729)	$(3,969)	$(34,845)

Income Taxes

The Company recognized $0.1 million in income tax benefit for the three months ended June 30, 2009 relating to refundable credits, compared with no income tax expense for the same period of 2008.

The Company recognized $5.7 million in income tax expense for the six months ended June 30, 2009, primarily related to $5.8 million of foreign income tax expense recognized in connection with the expansion of the Company’s existing collaboration with Takeda Pharmaceutical Company Limited (“Takeda”), which was signed in February of 2009. Refer to Note 4: Collaborative and Other Arrangements for additional information. This expense was partially offset by the income tax benefit recognized in the second quarter of 2009 referred to above. No income tax expense was recognized for the six months ended June 30, 2008.

Net Loss Per Common Share

Basic net loss per common share is based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is based on the weighted-average number of common shares and other dilutive securities outstanding during the period, provided that including these dilutive securities does not increase the net loss per share.

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is antidilutive. The following table shows the total outstanding securities considered antidilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three and Six Months Ended June 30,
	2009	2008
Options for common shares	22,118	19,450
Convertible preference shares	3,818	3,818
Warrants for common shares	11,100	125

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time the Company acquires them to be cash equivalents. At June 30, 2009 and December 31, 2008, cash and cash equivalents consisted of overnight deposits, money market funds, repurchase agreements and debt securities with original maturities of 90 days or less and are reported at fair value. Cash and cash equivalent balances were as follows as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$1,420	$—	$—	$1,420
Cash equivalents	26,196	—	—	26,196

Total cash and cash equivalents	$27,616	$—	$—	$27,616

	December 31, 2008
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$553	$—	$—	$553
Cash equivalents	8,960	—	—	8,960

Total cash and cash equivalents	$9,513	$—	$—	$9,513

Short-term Investments

Short-term investments include debt securities classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of tax, if any, reported in other comprehensive loss. The estimate of fair value is based on publicly available market information. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are also included in investment and other income. The cost of investments sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are also included in investment and other income.

At June 30, 2009, the Company had no short-term investments. At December 31, 2008, all short-term investments had maturities of less than one year.

Short-term investments by security type at December 31, 2008 were as follows (in thousands):

	December 31, 2008
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$1,301	$—	$(2)	$1,299

Total short-term investments	$1,301	$—	$(2)	$1,299

The Company recognized no realized gains on short-term investments for the three and six months ended June 30, 2009. The Company recognized $4,000 in realized gains on short-term investments in the second quarter of 2008, which represents the only realized gain recognized for the three and six months ended June 30, 2008.

Restricted Cash

Under the terms of its loan agreement with Goldman Sachs, as discussed in Note 5: Debt and Other Financing – Goldman Sachs Term Loan, the Company maintains a custodial account for the deposit of RAPTIVA®, LUCENTIS® and CIMZIA® royalty revenues in addition to a standing reserve of the next semi-annual interest payment due on the loan. This cash account and the interest earned thereon can be used solely for the payment of the semi-annual interest amounts due on April 1 and October 1 of each year and, at that time, amounts in excess of the interest reserve requirement may be used to pay down principal or be distributed back to the Company, at the discretion of the lenders.

At June 30, 2009, the restricted cash balance of $6.1 million was held in the Goldman Sachs custodial account as discussed above and was invested in money market funds. At December 31, 2008, the restricted cash balance of $9.5 million included $8.6 million held in the Goldman Sachs custodial account and $0.9 million related to an irrevocable letter of credit arrangement, which was released to the Company in the first quarter of 2009. The December 31, 2008 balances were invested in money market funds and a certificate of deposit, respectively.

Receivables

Receivables consisted of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Trade receivables, net	$5,751	$16,274
Other receivables	532	412

Total	$6,283	$16,686

Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Accrued management incentive compensation	$1,731	$—
Accrued restructuring costs	285	—
Accrued payroll and other benefits	2,005	2,776
Accrued professional and other fees	2,223	514
Accrued clinical trial costs	517	438
Deferred rent	468	399
Other	258	311

Total	$7,487	$4,438

Supplemental Cash Flow Information

The following table shows the supplemental cash flow information for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended June 30,
	2009	2008
Non-cash investing and financing activities:
Fair value of warrant liability	$5,550	$—

Interest added to principal balance on Novartis note	$249	$704

Refer to Note 5: Debt and Other Financing for additional disclosures regarding the warrants liability and the Novartis note.

2. FAIR VALUE

In accordance with SFAS 157, the following tables set forth the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008.

Financial assets carried at fair value as of June 30, 2009 and December 31, 2008 are classified as follows (in thousands):

	Fair Value Measurements at June 30, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Repurchase agreements	$12,859	$12,859	$—	$—
Money market funds	13,337	13,337	—	—
Money market funds- restricted	6,061	6,061	—	—

Total	$32,257	$32,257	$—	$—

	Fair Value Measurements at December 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Repurchase agreements	$8,950	$8,950	$—	$—
Certificates of deposit- restricted	952	952	—	—
Money market funds	10	10	—	—
Money market funds-restricted	8,593	8,593	—	—
Corporate notes and bonds	1,299	—	1,299	—

Total	$19,804	$18,505	$1,299	$—

Financial liabilities carried at fair value as of June 30, 2009 are classified as follows (in thousands):

	Fair Value Measurements at June 30, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrants liability	$5,550	$—	$—	$5,550

Total	$5,550	$—	$—	$5,550

The fair value of the warrants liability was determined at June 30, 2009 using the Simulation Model, as discussed in Note 1: Business and Summary of Significant Accounting Policies – Significant Accounting Policies – Accounting for Warrants.

The Company did not have any financial liabilities carried at fair value as of December 31, 2008.

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the six month period ended June 30, 2009 (in thousands):

Warrants Liability
Balance at December 30, 2008	$—
Initial fair value of warrants	(6,541)
Change in fair value of warrants included in other income (expense)	991

Balance at June 30, 2009	(5,550)

3. RESTRUCTURING CHARGES

On January 15, 2009, the Company announced a workforce reduction of approximately 42%, or 144 employees, a majority of which were employed in manufacturing and related support functions. This decision was made based on the challenging economic conditions and a decline in forecasted contract manufacturing demand in 2009.

As part of this workforce reduction, the Company recorded a charge of $3.3 million related to severance, other termination benefits and outplacement services in the first quarter of 2009. In the second quarter of 2009, the Company recorded an adjustment of $0.2 million to reduce the outplacement services liability related to the expiration of outplacement services offered to terminated employees. Additionally during the second quarter of 2009, the Company vacated one of its leased buildings and recorded a restructuring charge of $0.5 million primarily related to the net present value of the net future minimum lease payments at the cease-use date, less the estimated future sublease income. The Company is currently seeking a sublease tenant. These charges are included as restructuring expenses in the consolidated statement of operations for the three and six months ended June 30, 2009. The following table summarizes the restructuring charges and utilization for the six months ended June 30, 2009 (in thousands):

	Balance as of December 31, 2008	Charges	Cash Payments	Adjustments	Balance as of June 30, 2009
Employee severance and benefits	$—	$3,289	$(2,991)	$(193)	$105
Facilities consolidation	—	491	(30)	—	461

Total	$—	$3,780	$(3,021)	$(193)	$566

The remaining balance of employee severance and benefits is recorded as a current liability within the accrued liabilities balance at June 30, 2009 as payments are expected to be complete within the next three months. The Company does not expect to incur any additional restructuring charges for employee severance and other termination benefits related to the January of 2009 workforce reduction. The facilities consolidation charge is recorded as both a current accrued liability and a long-term liability at June 30, 2009 since the remaining lease term of the vacated building is approximately five years.

Also, as a result of the workforce reduction, the Company significantly reduced operations in four leased buildings in the first quarter of 2009. In the second quarter of 2009, the Company resumed operations in one of these buildings and vacated another resulting in a restructuring charge, as discussed above. The Company’s leases on the remaining two buildings expire in 2011 and 2013, and total minimum lease payments due from July 1, 2009 until expiration of the leases are $4.6 million. The Company is currently evaluating its options as to the future use of these leased spaces.

As of June 30, 2009, in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company performed an analysis of the long-lived assets related to the two remaining leased buildings, with an approximate net book value of $9.8 million. Based on estimated undiscounted future cash inflows, the Company has determined that there is no current impairment relating to these assets, and will continue to assess for impairment at each future reporting period.

4. COLLABORATIVE AND OTHER ARRANGEMENTS

Termination of Target Development Programs with Schering-Plough Research Institute

In May of 2006, the Company entered into a fully funded collaboration agreement with the Schering-Plough Research Institute (“SPRI”), a division of Schering-Plough Corporation, for therapeutic monoclonal antibody discovery and development. SPRI selected the initial discovery and development program at the inception of the collaboration and, in December of 2006, exercised its right to initiate additional discovery and development programs.

In the second quarter of 2009, the number of discovery and development programs under this collaboration was significantly reduced, which resulted in the accelerated recognition of $2.6 million in May of 2009 of the remaining unamortized balance in deferred revenue pertaining to the terminated programs. The Company will continue to amortize the deferred revenue relating to its continuing efforts over the estimated remaining period of the Company’s obligation.

Expansion of Collaboration with Takeda

In February of 2009, the Company expanded its existing collaboration with Takeda to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems. The Company was paid a $29.0 million expansion fee, of which $23.2 million was received in cash in February of 2009 and the remainder was witheld for payment to the Japanese taxing authority. After deducting an estimated $1.5 million in costs to be incurred related to the agreement, the Company recognized $27.5 million in revenue in February of 2009 as the terms of the expansion were fulfilled and no related continuing performance obligations exist. The Company continues to conduct multiple discovery programs through this arrangement.

Restructuring of Collaboration with Novartis

The Company entered into a product development collaboration with Novartis (then Chiron Corporation) in 2004 for the development and commercialization of antibody products for the treatment of cancer, which was initially a cost and profit sharing arrangement. Under this agreement, XOMA received initial payments of $10.0 million in 2004, which were recognized from 2004 to 2007, at which point the parties’ mutual obligation to conduct antibody discovery, development and commercialization work in oncology exclusively with one another ended. The expiration of this mutual obligation had no affect on the existing collaboration projects which had reached the development stage and the parties continued to collaborate on a non-exclusive basis. XOMA recognized development expenses relating to the collaboration with Novartis of $4.5 million in 2008 and $3.8 million in 2007.

In November of 2008, the Company restructured its product development collaboration with Novartis. Under the restructured agreement, the Company recognized $13.7 million in revenue in 2008 and may, in the future, receive milestones and double-digit royalty rates for two ongoing product programs and options to develop or receive royalties on four additional programs, in exchange for Novartis receiving control over the two ongoing programs under the original product development collaboration. In addition, as a result of the restructuring of the agreement, the Company does not expect to incur any future development expense under this collaboration agreement.

In December of 2008, the Company entered into a Manufacturing and Technology Transfer Agreement with Novartis, effective July 1, 2008. Under this agreement, the Company was engaged to perform research and development, process development, manufacturing and technology transfer activities with respect to the ongoing product programs now controlled by Novartis under the restructured product development collaboration. The Company substantially completed this work in the second quarter of 2009.

5. DEBT AND OTHER FINANCING

As of June 30, 2009, the Company had current debt obligations of $42.0 million under its term loan with Goldman Sachs. The Company also had long-term debt of $13.1 million outstanding under its note with Novartis.

Goldman Sachs Term Loan

In May of 2008, the Company entered into a five-year amended and restated term loan facility with Goldman Sachs, refinancing the original facility entered into in November of 2006, and borrowed the full amount thereunder. As of June 30, 2009, the interest rate was 11.5%. The debt is secured by all rights to receive payments due to the Company relating to RAPTIVA®, LUCENTIS® and CIMZIA®.

The on-going requirements of this loan facility include a financial test that requires the Company to maintain a specified ratio of royalties collected to interest payable and a requirement that quarterly U.S. sales of RAPTIVA® and LUCENTIS® and outside-the-U.S. sales of RAPTIVA® exceed certain specified minimum levels. The Company’s ability to comply with these requirements depends on continuing sales by Genentech, UCB and their partners of RAPTIVA®, LUCENTIS® and CIMZIA® at adequate levels, and any significant reduction in such sales results in a violation or default under these provisions, providing the lenders the right to accelerate the Company’s obligation to repay this debt.

As discussed in Note 1: Business and Summary of Significant Accounting Policies – Liquidity and Financial Condition, in the first quarter of 2009, RAPTIVA® was recommended for withdrawal from the European Union, Canadian and Australian markets, and in the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA® from the U.S. market. As a result of these events, the Company is no longer in compliance with the requirements of the relevant provisions of this loan facility, and as a consequence the lenders currently have the right to accelerate payment of the full amount of the loan. Accordingly, the outstanding principal balance under the Goldman Sachs loan facility is classified as a current obligation at June 30, 2009.

The amount originally borrowed under the amended and restated loan facility was $55.0 million and has since been reduced to $42.0 million at June 30, 2009. Additionally, at June 30, 2009, the balance in restricted cash was $6.1 million, which is available to pay interest and principal due under the facility. Debt issuance costs under the facility of $2.0 million are being amortized on a straight-line basis over the five-year life of the loan and are classified as current debt issuance costs on the balance sheet, consistent with the classification of the loan balance.

Novartis Note

In May of 2005, the Company executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June of 2015. Under the note agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50.0 million in an aggregate principal amount. As of June 30, 2009, the interest rate was 3.18%. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50.0 million. The Company has made this election for all interest payments thus far. Loans under the note agreement are secured by the Company’s interest in the collaboration with Novartis, including any payment owed to it thereunder. At June 30, 2009, the outstanding principal balance under this note agreement totaled $13.1 million and, pursuant to the terms of the arrangement as restructured in November of 2008, the Company will not make any additional borrowings on the Novartis note.

Interest expense and amortization of debt issuance costs for the Goldman Sachs term loan and Novartis note are shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest expense
Goldman Sachs term loan	$1,225	$1,098	$2,779	$1,890
Novartis note	119	342	243	692

Total interest expense	$1,344	$1,440	$3,022	$2,582

Amortization of debt issuance costs
Goldman Sachs term loan	$327	$724	$417	$1,032

Total amortization of debt issuance costs	$327	$724	$417	$1,032

Total interest expense	$1,671	$2,164	$3,439	$3,614

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

The Company did not sell any common shares under, or make any modifications to, this facility during the six months ended June 30, 2009, and $52.5 million remains available under the Facility as of June 30, 2009, subject to certain conditions as discussed above.

Other Equity Financings

In May of 2009, the Company entered into a definitive agreement with an institutional investor to sell 11,764,706 units, with each unit consisting of one of the Company’s common shares and a warrant to purchase 0.50 of a common share, for gross proceeds of approximately $10.0 million, before deducting placement agent fees and estimated offering expenses of $0.8 million, in a registered direct offering. The investor purchased the units at a price of $0.85 per unit. The warrants, which represent the right to acquire an aggregate of up to 5,882,353 common shares, are exercisable at any time on or after May 15, 2009 and prior to May 20, 2014 at an exercise price of $1.02 per share.

In June of 2009, the Company entered into a definitive agreement with certain institutional investors to sell 10,434,782 units, with each unit consisting of one of the Company’s common shares and a warrant to purchase 0.50 of a common share, for gross proceeds of approximately $12.0 million, before deducting placement agent fees and estimated offering expenses of $0.8 million, in a second registered direct offering. The investors purchased the units at a price of $1.15 per unit. The warrants, which represent the right to acquire an aggregate of up to 5,217,391 common shares, will be exercisable at any time on or after December 11, 2009 and prior to December 10, 2014 at an exercise price of $1.30 per share.

As discussed in Note 1: Business and Summary of Significant Accounting Policies– Significant Accounting Policies, the Company has accounted for the warrants issued in the two separate registered direct offerings in accordance with SFAS 133. The fair value of the warrants at the issuance dates was estimated using the Simulation Model, and the Company recorded liabilities of $2.9 million and $3.6 million for the May and June warrant issuances, respectively. Additionally, the Company revalued the warrants at June 30, 2009 and recorded a decrease in the fair value of the warrants of $1.0 million in the other income line item of the Company’s consolidated statement of operations for the three and six months ended June 30, 2009.

6. LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, the Company and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraud, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. On April 29, 2009 and May 22, 2009, two additional complaints were filed in the same court in lawsuits captioned Heinen et al v. Genentech, Inc., et al, Case No. 09-449804 and York et al v. Genentech, Inc., et al, Case No. 09-453932. Those complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of two individuals’ treatment with RAPTIVA®. The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to this matter. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

There were no developments material to XOMA in the United States Bankruptcy Court proceedings involving Aphton Corporation (described in XOMA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008) during the six months ended June 30, 2009.

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

Overview

We are a leader in the discovery, development and manufacture of therapeutic antibodies and other agents designed to treat inflammatory, autoimmune, infectious and oncological diseases. Our proprietary development pipeline includes XOMA 052, an anti-IL-1 beta antibody, XOMA 3AB, a biodefense anti-botulism antibody candidate, and five antibodies in preclinical development. Our proprietary development pipeline is funded by multiple revenue streams resulting from the licensing of our antibody technologies, product royalties, development collaborations and biodefense contracts, and sales of XOMA’s common shares. Our technologies and experienced team have contributed to the success of marketed antibody products, including LUCENTIS® (ranibizumab injection) for (wet) age-related macular degeneration and CIMZIA® (certolizumab pegol, CDP870) for Crohn’s disease and rheumatoid arthritis.

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

Our ability to fund ongoing operations is dependent on the progress of our proprietary development pipeline, specifically XOMA 052 and XOMA 3AB. In April of 2009 we completed enrollment in our two Phase 1 clinical trials of XOMA 052 in Type 2 diabetes patients in the U.S. and Europe. In July of 2009, we announced positive results from the U.S. Phase 1 trial, which continued to demonstrate that XOMA 052 is well tolerated in patients. Further, a multiple dose regimen of XOMA 052 showed clinically meaningful reductions in glycosylated hemoglobin and high sensitivity C-reactive protein compared to a single dose regimen. New positive biological activity was observed with sustained improvements noted in fasting blood glucose and in standard biomarkers of systemic inflammation and cardiovascular risk. Pharmacokinetic results continue to support monthly or less frequent dosing.

These Phase 1 results support our plans to begin a Phase 2 clinical development program in Type 2 diabetes and cardiovascular disease in the third quarter of 2009. We have been approached by a number of companies offering to collaborate on our testing and development of XOMA 052 for Type 2 diabetes, and we continue to seek to enter into a collaboration arrangement by the end of 2009.

Our royalty streams are necessary to provide funding to meet the requirements under our term loan with Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”). These royalty streams currently include U.S. and European sales of LUCENTIS®, for which Genentech, Inc. (a wholly-owned member of the Roche Group (“Roche”), referred to herein as “Genentech”) licensed our bacterial cell expression technology, and sales of CIMZIA® in the U.S. and Switzerland, for which UCB Celltech, a branch of UCB S.A. (“UCB”), licensed our bacterial cell expression technology. Genentech, UCB and their partners are responsible for the manufacturing, marketing and sales efforts in support of these products.

Previously, we also relied on a royalty stream from RAPTIVA®, a drug we developed under a collaboration agreement with Genentech, from which we had earned mid-single digit royalties. In the first quarter of 2009, RAPTIVA® was recommended for withdrawal from the European Union, Canadian and Australian markets, and in the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA® from the U.S. market. As a result, sales of RAPTIVA® ceased in the second quarter of 2009. These events have significant adverse consequences under our term loan with Goldman Sachs, as discussed in the Liquidity and Capital Resources section.

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

We also have the ability to generate revenues from funded research and development and other development activities. We are developing a number of products, both proprietary and under collaboration agreements with other companies and may enter into additional arrangements. Our objective in development collaborations is to leverage our existing development infrastructure to broaden and strengthen our proprietary product pipeline thereby diversifying our development risk and gaining financial support from our collaboration partners.

In January of 2009, we announced a workforce reduction of approximately 42%, or 144 employees, a majority of which were employed in manufacturing and related support functions. This decision was made based on the challenging economic conditions and a decline in forecasted manufacturing demand in 2009. We expect an annualized reduction of approximately $27 million in cash expenditures when changes are completed. We remain staffed with approximately 190 employees to develop XOMA 052, develop and license proprietary products and technology, and continue fully funded antibody discovery and development activities with our pharmaceutical partners in collaborations and the U.S. government in biodefense. We recorded a charge in the first quarter of 2009 of $3.3 million for severance, other termination benefits and outplacement services in connection with the workforce reduction. In the second quarter of 2009, we recorded an adjustment of $0.2 million to reduce the outplacement services liability upon expiration of such services offered to terminated employees.

Also, as a result of the workforce reduction, we significantly reduced operations in four leased buildings in the first quarter of 2009. In the second quarter of 2009, we resumed operations in one of these buildings and vacated another resulting in a restructuring charge of $0.5 million primarily related to the net present value of the future minimum lease payments, less the estimated future sublease income. We are currently seeking a sublease tenant. Our leases on the remaining two buildings expire in 2011 and 2013, and total minimum lease payments due from July 1, 2009 until expiration of the leases are $4.6 million. In addition, the net book value of fixed assets in these two buildings potentially subject to write-down is approximately $9.8 million as of June 30, 2009. We are currently evaluating our options as to the future use of these leased spaces. We anticipate the potential for incurring further restructuring charges through the remainder of 2009 as we continue to evaluate our options as the future use of our facilities.

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

Results of Operations

Revenues

Total revenues for the three and six months ended June 30, 2009, and 2008, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
License and collaborative fees	$155	$155	$27,855	$180
Contract and other revenue	7,576	5,638	14,974	12,749
Royalties	1,975	5,323	6,581	10,244

Total revenues	$9,706	$11,116	$49,410	$23,173

License and collaborative fee revenue includes fees and milestone payments related to the out-licensing of our products and technologies. License and collaborative fee revenue remained unchanged and increased by $27.7 million for the three and six months ended June 30, 2009, compared to the same periods of 2008. The increase in license and collaborative fee revenue for the first half of 2009, compared to the same period of 2008, was primarily due to $27.5 million in revenue recognized during the first quarter of 2009 related to the expansion of our collaboration agreement with Takeda to provide Takeda with access to multiple antibody technologies. In addition, we received a milestone payment of $0.2 million from Pfizer Inc. (“Pfizer”) in the first quarter of 2009. The generation of future revenues related to license fees and other collaboration arrangements is dependent on our ability to attract new licensees to bacterial cell expression and other antibody technologies and new collaboration partners.

Contract and other revenue increased by $1.9 million and $2.2 million for the three and six months ended June 30, 2009, compared to the same periods of 2008. These revenues include agreements where we provide contracted research and development and manufacturing services to our collaboration partners, including Takeda, SPRI, Novartis and NIAID. The increases in contract and other revenue for the three and six months ended June 30, 2009 are primarily related to work performed under our contracts with NIAID Contract No. HHSN272200800028C (“NIAID 3”), which was awarded in September of 2008, and Novartis, which was entered into in December of 2008. The work performed under our contract with Novartis is substantially complete as of June 30, 2009. Additionally, we accelerated the recognition of $2.6 million of unamortized deferred revenue in the second quarter of 2009 related to the termination of certain discovery and development programs under our collaboration with SPRI.

These increases in contract revenue were partially offset by a decrease in revenue recognized for research and development activities performed under our SPRI contract in 2009 as a result of the termination of these programs. In addition, contract and other revenue decreased related to our NIAID Contract No. HHSN266200600008C/N01-A1-60008 (“NIAID 2”) and our AVEO Pharmaceuticals, Inc. (now with SPRI and referred to herein together as “SPRI/AVEO”) contract as a result of the Company nearing the end of the respective contracted service arrangements. Depending on whether and when we obtain new government and other contracts, we expect to experience a decline in contract revenues from 2008 levels.

Revenue from royalties decreased by $3.3 million and $3.7 million for the three and six months ended June 30, 2009, compared to the same periods of 2008. The decrease in revenue from royalties was due to the cessation of royalties earned from sales of RAPTIVA® in the second quarter of 2009 and an adjustment made to reduce royalty revenue recognized in the first quarter of 2009 by $0.9 million to reflect actual first quarter royalty receipts that were lower than estimated as a result of sales returns. These decreases were partially offset by an increase in royalties earned from sales of LUCENTIS® of $0.5 million and $0.9 million for the three and six months ended June 30, 2009. During the three and six months ended June 30, 2009, royalties received from sales of CIMZIA® were immaterial.

As discussed in the Overview section, in the first quarter of 2009, RAPTIVA® was recommended for withdrawal from the European Union, Canadian and Australian markets, and in the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA® from the U.S. market. As a result of these events, sales of RAPTIVA® ceased in the second quarter of 2009. We earned mid-single digit royalties from sales of RAPTIVA®. These events have significant adverse consequences under our term loan with Goldman Sachs, as discussed in the Liquidity and Capital Resources section.

According to Roche, U.S. sales of LUCENTIS® were 573 million Swiss francs, approximately $503 million, for the six months ended June 30, 2009 compared with $414 million for the same period of 2008. According to Novartis, sales of LUCENTIS® outside the United States were $523 million for the six months ended June 30, 2009 compared with $437 million for the same period of 2008. We expect royalty revenues from sales of LUCENTIS® to continue to increase in 2009. In January of 2009, Novartis announced that LUCENTIS® was approved in Japan for the treatment of (wet) age-related macular degeneration.

Additionally, CIMZIA® was approved by the U.S. Food and Drug Administration (“FDA”) in May of 2009 for the treatment of moderate-to-severe rheumatoid arthritis in adults. We expect royalty revenues from sales of CIMZIA® to increase in 2009.

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

Research and development expenses were $13.5 million and $30.0 million for the three and six months ended June 30, 2009, compared with $23.5 million and $42.7 million for the three and six months ended June 30, 2008. The decrease of $10.0 million and $12.7 million for the three and six months ended June 30, 2009, as compared to the same periods in 2008, is a result of our continuing focus on cost control. In addition, spending on XOMA 052 decreased in the first half of 2009, as compared to same period of 2008, due to the completion of enrollment in our two Phase 1 clinical trials in April of 2009. Additionally, spending on NIAID 2 and SPRI/AVEO related contract activities decreased in 2009 due to the Company nearing the end of contracted service arrangements, and spending on SPRI-related contract activities decreased in 2009 due to the termination of certain discovery and development programs under the collaboration. These decreases were partially offset by increased spending on the preclinical development of five antibodies, and on our contracts with Novartis, NIAID 3 and Takeda.

We recorded research and development salaries and employee-related expenses of $6.1 million for the three months ended June 30, 2009, compared with $9.7 million for the same period of 2008. The decrease of $3.6 million for the second quarter of 2009 was due to decreases in salaries and benefits of $2.9 million and accrued bonus expense of $0.1 million primarily due to the workforce reduction announced in January of 2009. In addition, share-based compensation decreased by $0.6 million. See Results of Operations: Share-Based Compensation for further discussion of our share-based compensation expense.

For the six months ended June 30, 2009, we recorded research and development salaries and employee-related expenses of $13.8 million, compared with $18.4 million for the same period of 2008. The decrease of $4.6 million for the first half of 2009 was due to decreases in salaries and benefits of $4.1 million and accrued bonus expense of $0.2 million primarily due to the workforce reduction announced in January of 2009. In addition, share-based compensation decreased by $0.3 million. See Results of Operations: Share-Based Compensation for further discussion of our share-based compensation expense.

Our research and development activities can be divided into earlier stage programs and later stage programs. Earlier stage programs include molecular biology, process development, pilot-scale production and preclinical testing. Also included in earlier stage programs are costs related to excess manufacturing capacity, which we expect will continue to decrease in 2009 as we continue to consolidate facilities. Later stage programs include clinical testing, regulatory affairs and manufacturing clinical supplies. The costs associated with these programs approximate the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Earlier stage programs	$10,073	$16,775	$23,063	$28,320
Later stage programs	3,434	6,744	6,965	14,410

Total	$13,507	$23,519	$30,028	$42,730

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements approximate the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Internal projects	$10,350	$17,009	$19,933	$29,663
Collaborative and contract arrangements	3,157	6,510	10,095	13,067

Total	$13,507	$23,519	$30,028	$42,730

For the three and six months ended June 30, 2009, our largest development program (XOMA 052) accounted for more than 20% but less than 30% of our total research and development expense. For the three months ended June 30, 2009, one development program (NIAID 3) accounted for more than 10% but less than 20% of our total research and development expense, and for the six months ended June 30, 2009, two development programs (NIAID 3 and Novartis) accounting for more than 10% but less than 20% of our total research and development expense. No development program accounted for more than 30% of our total research and development expense in the first half of 2009. For the three and six months ended June 30, 2008, our largest development program (XOMA 052) accounted for more than 10% but less than 20%, and no development program accounted for more than 20% of our total research and development expense.

We currently expect our research and development spending in 2009 to be reduced as compared to 2008. In the third quarter of 2009, we plan to initiate a Phase 2 clinical development program in Type 2 diabetes and cardiovascular disease and will continue to seek to enter into a collaboration arrangement by the end of 2009.

Future research and development spending may be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. Selling, general and administrative expenses were $5.7 million and $11.8 million for the three and six months ended June 30, 2009, compared with $6.4 million and $12.3 million for the same periods of 2008. The $0.7 million and $0.5 million decreases for the three and six months ended June 30, 2009, as compared to the same periods of 2008, primarily relates to decreases in salaries and employee-related expenses in 2009 as discussed below. These decreases were partially offset by $0.3 million and $0.5 million in fees incurred for the three and six months ended June 30, 2009, related to the potential restructuring of the Goldman Sachs term loan discussed in further detail below in the Liquidity and Capital Resources section.

We recorded salaries and employee-related expenses of $3.2 million for the three months ended June 30, 2009, compared with $4.3 million for the same period of 2008. The decrease of $1.1 million for the second quarter of 2009 was primarily due to a decrease in share-based compensation of $0.9 million. See Results of Operations: Share-Based Compensation for further discussion of our share-based compensation expense. In addition, salaries and benefits and accrued bonus expense decreased by $0.2 million primarily due to the workforce reduction announced in January of 2009.

For the six months ended June 30, 2009, we recorded salaries and employee-related expenses of $6.4 million, compared with $7.6 million for the same period of 2008. The decrease of $1.2 million for the first half of 2009 was primarily due to a decrease in share-based compensation of $0.7 million. See Results of Operations: Share-Based Compensation for further discussion of our share-based compensation expense. In addition, salaries and benefits and accrued bonus expense decreased by $0.5 million primarily due to the workforce reduction announced in January of 2009.

Restructuring Charges

As discussed in the Overview section, we announced a workforce reduction of approximately 42% in January of 2009. As part of this workforce reduction, in the first quarter of 2009, we recorded a charge of $3.3 million related to severance, other termination benefits and outplacement services. In the second quarter of 2009, we recorded an adjustment of $0.2 million to reduce the outplacement services liability upon expiration of such services offered to terminated employees.

As a result of the workforce reduction, we significantly reduced operations in four leased buildings in the first quarter of 2009. In the second quarter of 2009, we resumed operations in one of these buildings and vacated another resulting in a restructuring charge of $0.5 million primarily related to the net present value of the future minimum lease payments, less the estimated future sublease income. We are currently seeking a sublease tenant. Our leases on the remaining two buildings expire in 2011 and 2013, and total minimum lease payments due from July 1, 2009 until expiration of the leases are $4.6 million. We are currently evaluating our options as to the future use of these leased spaces.

As of June 30, 2009, in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we performed an analysis of the long-lived assets related to the two leased buildings, with an approximate net book value of $9.8 million. Based on estimated undiscounted future cash inflows, we have determined that there is no current impairment relating to these assets, and will continue to assess for impairment at each future reporting period.

We anticipate the potential for incurring further restructuring charges through the remainder of 2009 as we continue to evaluate our options as the future use of our facilities.

Other Income (Expense)

Investment and interest income was $8,000 and $38,000 for the three and six months ended June 30, 2009, compared with $0.2 million and $0.6 million for the same periods of 2008. Investment and interest income consists primarily of interest earned on our cash and investment balances. The differences between 2009 and 2008 balances resulted from varying average cash balances and interest rates and a decrease in the investments balance.

Interest expense and amortization of debt issuance costs for the Goldman Sachs term loan and Novartis note are shown below for the three and six months ended June 30, 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest expense
Goldman Sachs term loan	$1,225	$1,098	$2,779	$1,890
Novartis note	119	342	243	692

Total interest expense	$1,344	$1,440	$3,022	$2,582

Amortization of debt issuance costs
Goldman Sachs term loan	$327	$724	$417	$1,032

Total amortization of debt issuance costs	$327	$724	$417	$1,032

Total interest expense	$1,671	$2,164	$3,439	$3,614

The decrease in interest expense in 2009, as compared to the same periods of 2008, was due to a decrease in the amortization of debt issuance costs in 2009 related to the restructuring of the Goldman Sachs term loan in May of 2008, at which point the debt issuance costs related to the original term loan facility were fully amortized. Partially offsetting this decrease was an increase in interest expense related to the Goldman Sachs term loan due to a higher average principal balance for the six month period of 2009, as compared to the same period of 2008. Refer to the Liquidity and Capital Resources: Goldman Sachs Term Loan section for additional disclosure regarding this term loan. In addition, interest expense related to the Novartis note decreased for the three and six months ended June 30, 3009, as compared to the same periods of 2008, due to a decrease in the principal balance of this note.

Other income (expense) was $1.1 million for both the three and six months ended June 30, 2009, compared with $42,000 and $(49,000) for the same periods of 2008. The increase in this balance primarily relates to the revaluation of our warrant liability at June 30, 2009. See Results of Operations: Warrants Revaluation below for additional disclosure.

Warrants Revaluation

We issued warrants to purchase XOMA’s common shares in connection with two separate registered direct offerings completed in May and June of 2009. Refer to Liquidity and Capital Resources: Other Equity Financings for additional disclosure relating to these financing transactions.

The warrants issued include a provision allowing for an adjustment of the exercise price and number of warrant shares. This adjustment occurs if we issue or sell certain common shares in the future for a price per share less than the exercise price of the warrants in effect immediately prior to such issuance or sale. Due to this adjustment clause, these warrants are not considered indexed to our stock and are therefore subject to the liability and fair value re-measurement provisions under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The fair value of the warrants at the issuance dates were estimated using the Monte Carlo Simulation Model (“Simulation Model”) and we recorded liabilities of $2.9 million and $3.6 million for the May and June warrant issuances, respectively. We revalued the warrants at June 30, 2009 and recorded a decrease in the fair value of the warrants of $1.0 million for the three and six months ended June 30, 2009. We will revalue the warrants at each reporting period using the Simulation Model and changes in the fair values of the warrants will continue to be recognized in our consolidated statement of operations throughout the life of the unexercised warrants.

Income Taxes

We recognized $0.1 million in income tax benefit for the three months ended June 30, 2009 relating to refundable credits, compared with no income tax expense for the same period of 2008.

We recognized $5.7 million in income tax expense for the six months ended June 30, 2009, primarily related to $5.8 million of foreign income tax expense recognized in connection with the expansion of our existing collaboration with Takeda signed in February of 2009. We were paid a $29.0 million expansion fee, of which $5.8 million was witheld for payment to the Japanese taxing authority. This expense was partially offset by the income tax benefit recognized in the second quarter of 2009 referred to above. No income tax expense was recognized for the six months ended June 30, 2008.

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

We did not have unrecognized tax benefits as of June 30, 2009 and do not expect this to change significantly over the next twelve months. In connection with the adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), we will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2009, we have not accrued interest or penalties related to uncertain tax positions.

Share-Based Compensation

In February of 2009, our Board of Directors approved a company-wide grant of 4,730,000 share options, of which 4,568,000 were issued as part of our annual incentive compensation package. These options vest monthly over four years and include an acceleration clause based on meeting certain performance measures. As of June 30, 2009, we have assessed the probability of achieving the performance measures and have determined that accelerated expense recognition is not appropriate at this time. We will reassess the probability at each future reporting period and accelerate expense recognition accordingly.

During the three and six months ended June 30, 2009, we recognized $0.9 million and $1.9 million in share-based compensation expense, compared to $2.4 million and $2.9 million for the same periods of 2008. The decrease in share-based compensation expense for the three and six months ended June 30, 2009, as compared to the same periods of 2008, was primarily due to increased expense recognized in the second quarter of 2008 related to 8.7 million options granted in February of 2008 and October of 2007 that were not deemed granted for accounting purposes until shareholder approval was obtained in May of 2008. In addition, share-based compensation for the first half of 2009 decreased due to a decline in outstanding options as a result of the workforce reduction in January of 2009.

As of June 30, 2009, there was $9.7 million of unrecognized share-based compensation expense related to unvested shares with a weighted-average remaining recognition period of 2.6 years.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at June 30, 2009 were $27.6 million compared with $10.8 million at December 31, 2008. Net cash provided by operating activities was $1.4 million for the six months ended June 30, 2009, compared with net cash used in operating activities of $26.4 million for the same period in 2008. The $27.8 million increase in cash provided by operations for the six months ended June 30, 2009, as compared to same period of 2008, was primarily due to the receipt of $23.2 million in the first quarter of 2009 related to the expansion of our existing collaboration with Takeda.

In addition, receivables decreased by $10.4 million for the six months ended June 30, 2009 due to a decline in contract and royalty revenues, and accrued liabilities increased in the first half of 2009 by $3.0 million related to restructuring charges, accrual of the 2009 employee bonus and costs accrued relating to the expansion of our existing collaboration with Takeda. These increases in cash were partially offset by a decrease in deferred revenue of $7.3 million at June 30, 2009 related to a decline in advance billings and the recognition of the remaining deferred revenue related to upfront fees received for terminated programs with SPRI. In addition, the accounts payable balance decreased by $5.4 million at June 30, 2009 related to the pay down of the balance in the period.

Comparatively, for the six months ended June 30, 2008, accrued liabilities decreased by $1.4 million primarily related to the payment of 2007 bonuses in the first quarter of 2008, and deferred revenue decreased by $1.7 million due to the timing of advance billings. Offsetting these decreases was an increase in accounts payable of $3.3 million due to increased research and development and expenses in the period.

Net cash provided by investing activities was $4.6 million for the six months ended June 30, 2009, compared with net cash provided by investing activities of $1.8 million for the same period of 2008. Cash provided by investing activities in the first half of 2009 primarily consisted of a decrease in the restricted cash balance of $3.5 million due to a principal and interest payment made in April of 2009 on our loan facility with Goldman Sachs, offset by funds received from our royalty streams. Cash received from our royalty streams is held in a restricted cash account for payment of interest due on our Goldman Sachs loan facility on April 1 and October 1 of each year. In addition, we received proceeds from maturities of investments in the period of $1.3 million.

Net cash provided by investing activities for the six months ended June 30, 2008 consisted of $9.5 million in net proceeds from investment transactions. Offsetting this cash inflow was an increase in restricted cash of $2.3 million related to funds held in the restricted account due to the refinancing of the Goldman Sachs loan facility in May of 2008, and purchases of property and equipment of $5.4 million in the first half of 2008.

Net cash provided by financing activities was $12.1 million for the six months ended June 30, 2009, compared with net cash provided by financing activities of $22.9 million in the same period of 2008. Cash provided by financing activities in the first half of 2009 relates to proceeds received from the issuance of common shares of $20.5 million, offset by principal repayments of our loan with Goldman Sachs of $8.4 million. Cash provided by financing activities in the first half of 2008 represents net proceeds of $22.7 million related to the refinancing of our loan facility with Goldman Sachs.

Goldman Sachs Term Loan

In May of 2008, we entered into a five-year amended and restated term loan facility with Goldman Sachs, refinancing our original facility entered into in November of 2006, and borrowed the full amount thereunder. As of June 30, 2009, the interest rate on the new facility was 11.5%. The debt is secured by all rights to receive payments due to the Company relating to RAPTIVA®, LUCENTIS®, and CIMZIA®. Payments received by XOMA in respect of these payment rights, in addition to a standing reserve equal to the next semi-annual interest payment, are held in a custodial account which is classified as restricted cash. This cash account and the interest earned thereon can be used solely for the payment of the semi-annual interest amounts due on April 1 and October 1 of each year and, at that time, amounts in excess of the interest reserve requirement may be used to pay down principal or be distributed back to us, at the discretion of the lenders. We may prepay indebtedness under the facility at any time, subject to certain prepayment premiums if prepaid during the first four years.

The on-going requirements of this loan facility include a financial test that requires us to maintain a specified ratio of royalties collected to interest payable and a requirement that quarterly U.S. sales of RAPTIVA® and LUCENTIS® and outside-the-U.S. sales of RAPTIVA® exceed certain specified minimum levels. Our ability to comply with these requirements depends on continuing sales by Genentech, UCB and their partners of RAPTIVA®, LUCENTIS® and CIMZIA® at adequate levels, and any significant reduction in such sales results in a violation or default under these provisions, providing the lenders the right to accelerate our obligation to repay this debt.

As discussed in the Overview section, in the first quarter of 2009, RAPTIVA® was recommended for withdrawal from the European Union, Canadian and Australian markets, and in the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA® from the U.S. market. As a result of these events, we are no longer in compliance with the requirements of the relevant provisions of this loan facility, and as a consequence the lenders currently have the right to accelerate payment of the full amount of the loan. We have received a notice from our lenders to this effect and are currently in discussions with the lenders regarding a restructuring of the terms of this facility to address the effects of these developments, but we cannot be certain that we will reach agreement with the lenders on acceptable terms, or at all, as a result of these discussions or that the lenders will not accelerate payment of the loan at any time. If the lenders accelerate payment, currently we would not have the resources to pay the full amount due. Accordingly, the outstanding principal balance under the Goldman Sachs loan facility is classified as a current obligation at June 30, 2009.

The amount originally borrowed under the amended and restated loan facility was $55.0 million and has since been reduced to $42.0 million at June 30, 2009. Additionally, at June 30, 2009, the balance in restricted cash was $6.1 million, which is available to pay interest and principal due under the facility.

Novartis Note

In May of 2005, we executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June of 2015. Under the note agreement, we borrowed semi-annually to fund up to 75% of our research and development and commercialization costs under our collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. As of June 30, 2009, the interest rate was 3.18%. At our election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50.0 million and we have made this election for all interest payments thus far. Loans under the note agreement are secured by our interest in the collaboration with Novartis, including any payments owed to us thereunder.

In November of 2008, we restructured our product development collaboration with Novartis. Pursuant to this restructuring, we will not make any additional borrowings on our Novartis note.

At June 30, 2009, the outstanding principal balance under this note agreement totaled $13.1 million.

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

We did not sell any common shares under, or make any modifications to, this facility during the three or six months ended June 30, 2009, and $52.5 million remains available under the Facility as of June 30, 2009, subject to certain conditions as discussed above.

Other Equity Financings

In May of 2009, we entered into a definitive agreement with an institutional investor to sell 11,764,706 units, with each unit consisting of one of our common shares and a warrant to purchase 0.50 of a common share, for gross proceeds of approximately $10.0 million, before deducting placement agent fees and estimated offering expenses of $0.8 million, in a registered direct offering. The investor purchased the units at a price of $0.85 per unit. The warrants, which represent the right to acquire an aggregate of up to 5,882,353 common shares, are exercisable at any time on or after May 15, 2009 and prior to May 20, 2014 at an exercise price of $1.02 per share.

In June of 2009, we entered into a definitive agreement with certain institutional investors to sell 10,434,782 units, with each unit consisting of one of our common shares and a warrant to purchase 0.50 of a common share, for gross proceeds of approximately $12.0 million, before deducting placement agent fees and estimated offering expenses of $0.8 million, in a second registered direct offering. The investor purchased the units at a price of $1.15 per unit. The warrants, which represent the right to acquire an aggregate of up to 5,217,391 common shares, will be exercisable at any time on or after December 11, 2009 and prior to December 10, 2014 at an exercise price of $1.30 per share.

We intend to use the $20.4 million of net proceeds from these offerings to continue development of our XOMA 052 product candidate and for other working capital and general corporate purposes.

We have incurred significant operating losses and negative cash flows from operations since our inception. At June 30, 2009, we had cash and cash equivalents of $27.6 million and restricted cash of $6.1 million. During 2009, we expect to continue using our cash and cash equivalents to fund ongoing operations. Additional licensing, antibody discovery collaboration agreements, government funding and financing arrangements may positively impact our cash balances. Based on anticipated spending levels, revenues, collaborator funding and other sources of funding we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through the next twelve months, excluding a potential acceleration of our loan from Goldman Sachs, as discussed above in this section. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. In addition, as a result of recent events, the lenders under our loan from Goldman Sachs currently have the right to accelerate payment of the full amount of the loan. In the event the lenders accelerate full payment of this loan or we are not able to restructure the terms of the loan and otherwise maintain at least twelve months of cash resources, there will be substantial doubt as to our ability to continue as a going concern. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. We continue to engage in a rigorous cost-saving program, which includes decreasing activity levels and related expenses in certain of our product development programs. If adequate funds are not available, we have developed contingency plans that may require us to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs.

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

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, research and development expense, long-lived assets and share-based compensation to be critical policies. There have been no significant changes in our critical accounting policies during the six months ended June 30, 2009, except as noted below, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 11, 2009 (“2008 Form 10-K”).

Long-Lived Assets

In accordance with SFAS 144, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. At June 30, 2009, we have determined there is no material impairment relating to our long-lived assets, and will continue to assess for impairment at each future reporting period.

Accounting for Warrant Liability

We issued warrants to purchase XOMA’s common shares in connection with two separate registered direct offerings completed in May and June of 2009. The warrants issued include a provision allowing for an adjustment of the exercise price and number of warrant shares. This adjustment occurs if we issue or sell certain common shares in the future for a price per share less than the exercise price of the warrants in effect immediately prior to such issuance or sale. Due to this adjustment provision, the warrants do not meet the criteria set forth by the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) in EITF Issue 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) and therefore are not considered indexed to the Company’s own stock.

Accordingly, we have accounted for these warrants under SFAS 133. The fair value of the warrants at the issuance date was estimated using the Simulation Model and recorded as a liability. The warrants were revalued at June 30, 2009 using the Simulation Model and the change in the fair value of the warrants was recognized in other income (expense) in our statement of operations. We will revalue the unexercised warrants on each reporting date over the life of the warrants using the Simulation Model, and the changes in the fair value of the warrants will be recognized in other income (expense) in our statement of operations.

Accrued Restructuring Costs

In the second quarter of 2009, we vacated one of our leased buildings and are currently seeking a sublease tenant. In accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), we recorded a restructuring charge in the second quarter of 2009 for the net present value of the future minimum lease payments, offset by potential future sublease payments. These charges are shown as restructuring expense in our consolidated statement of operations for the three and six months ended June 30, 2009. If the amount of sublease income changes in the future based on changes in our estimates, we will adjust the related liability for the estimated net present value of the lease.

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

The following table presents the amounts and related weighted-average interest rates of our cash and investments at June 30, 2009 and December 31, 2008 (in thousands, except interest rates):

	Maturity	Carrying Amount (in thousands)	Fair Value (in thousands)	Average Interest Rate
June 30, 2009
Cash and cash equivalents	Daily to 90 days	$27,616	$27,616	0.38%

December 31, 2008
Cash and cash equivalents	Daily to 90 days	$9,513	$9,513	2.67%
Short-term investments	91 days to less than 12 months	1,301	1,299	4.64%

In May of 2008, we entered into a five-year, $55.0 million amended and restated term loan facility with Goldman Sachs, refinancing our original facility entered into in November of 2006, and borrowed the full amount thereunder. As of June 30, 2009, $42.0 million remains outstanding under the new facility, which is classified as a current obligation. Interest on the new facility is charged at a rate of the greater of (x) six-month LIBOR or (y) 3.0%, plus 8.5%, which was 11.5% at June 30, 2009.

As of June 30, 2009, we have an outstanding principal balance on our note with Novartis of $13.1 million, which is due in 2015. The interest rate on this note is charged at a rate of six-month LIBOR plus 2%, which was 3.18% at June 30, 2009. No further borrowing is available under this facility.

The variable interest rates related to our long-term debt instruments are based on LIBOR. We estimate that a hypothetical 100 basis point change in interest rates could increase or decrease our interest expense by approximately $559,000 on an annualized basis.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, XOMA Ltd. (“the Company”) and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraud, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. On April 29, 2009 and May 22, 2009, two additional complaints were filed in the same court in lawsuits captioned Heinen et al v. Genentech, Inc., et al, Case No. 09-449804 and York et al v. Genentech, Inc., et al, Case No. 09-453932. Those complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of two individuals’ treatment with RAPTIVA®. The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to this matter. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

There were no developments material to the Company in the United States Bankruptcy Court proceedings involving Aphton Corporation (described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008) during the quarter ended June 30, 2009.

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

As a result of the recent cessation of sales of RAPTIVA®, we are no longer in compliance with the requirements of the relevant provisions of our loan facility with Goldman Sachs, and as a consequence the lenders currently have the right to accelerate payment of the full amount of the loan.

Our loan agreement with Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”) includes provisions that allow the lenders to accelerate our obligation to repay the debt or to pursue other remedies against us in certain circumstances. For example, the terms of this debt include a financial test that requires us to maintain a specified ratio of royalties collected to interest payable and another requirement that quarterly U.S. sales of RAPTIVA® and LUCENTIS® and outside-the-U.S. sales of RAPTIVA® exceed certain specified minimum levels. This means that our ability to comply with these requirements depends on continuing sales by Genentech, Inc. (a wholly-owned member of the Roche Group (“Roche”), referred to herein as “Genentech”), UCB Celltech, a branch of UCB S.A (“UCB”) and their partners of RAPTIVA®, LUCENTIS® and CIMZIA® at adequate levels, and any significant reduction in such sales results in a violation or default under these provisions, providing the lenders the right to accelerate our obligation to repay this debt.

In February of 2009, the European Medicines Agency (“EMEA”) announced that it had recommended suspension of the marketing authorization of RAPTIVA® in the European Union and EMD Serono Inc., the company that markets RAPTIVA® in Canada (“EMD Serono”) announced that, in consultation with Health Canada, the Canadian health authority (“Health Canada”) , it will suspend marketing of RAPTIVA® in Canada. In March of 2009, Merck Serono Australia Pty Ltd, the company that markets RAPTIVA® in Australia (“Merck Serono Australia”), following a recommendation from the Therapeutic Goods Administration, the Australian health authority (“TGA”), announced that it was withdrawing RAPTIVA® from the Australian market. In the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA® from the U.S. market, based on the association of RAPTIVA® with an increased risk of progressive multifocal leukoencephalopathy (“PML”). As a result of these events, we are no longer in compliance with the requirements of the relevant provisions of our loan from Goldman Sachs, and as a consequence the lenders currently have the right to accelerate payment of the full amount of the loan. We have received a notice from our lenders to this effect and are currently in discussions with the lenders regarding a restructuring of the terms of this facility to address the effects of these developments, but we cannot be certain that we will reach agreement with the lenders on acceptable terms, or at all, as a result of these discussions or that the lenders will not accelerate payment of the loan at any time. If the lenders accelerate payment, currently we would not have the resources to pay the full amount due.

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

We finance our operations primarily through our multiple revenue streams resulting from the licensing of our antibody technologies, product royalties, development collaborations and biodefense contracts, and sales of XOMA’s common shares. Based on anticipated spending levels, revenues, collaborator funding and other sources of funding we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through the next twelve months, excluding a potential acceleration of payment under our loan with Goldman Sachs. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. In addition, as a result of the recent cessation of sales of RAPTIVA®, we are no longer in compliance with the requirements of the relevant provisions of our loan from Goldman Sachs, and as a consequence the lenders under this loan currently have the right to accelerate payment of the full amount of the loan. In the event the lenders accelerate full payment of this loan or we are not able to restructure the terms of the loan and otherwise maintain at least twelve months of cash resources, there will be substantial doubt as to our ability to continue as a going concern. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. As a result, we do not know when or whether:

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

Recent volatility in the financial markets has also created liquidity problems in investments previously thought to bear a minimal risk. For example, money market fund investors, including us, have in the past been unable to retrieve the full amount of funds, even in highly-rated liquid money market accounts, upon maturity. Although as of June 30, 2009, we have received the full amount of proceeds from money market fund investments, an inability to retrieve funds from money market and similar short-term investments as they mature in the future could have a material and adverse impact on our business, results of operations and cash flows.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since June 30, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives.

Our level of leverage and debt service obligations could adversely affect our financial condition.

As of June 30, 2009, we had approximately $55.1 million of indebtedness outstanding, including $13.1 million with Novartis AG (“Novartis”) classified as long-term debt, and $42.0 million with Goldman Sachs classified as a current obligation. We may not be able to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We may also incur additional debt that may be secured.

In connection with our original collaboration with Novartis, Novartis extended a loan to us (through our U.S. subsidiary) to fund up to 75% of our expenses thereunder. The loan bears interest at an annual rate of six-month LIBOR plus 2%, which was equal to 3.18% at June 30, 2009, and any unpaid principal amount together with accrued and unpaid interest is due and payable in full in June of 2015. This loan is secured on a first priority basis by a pledge of our interest in the collaboration. Although the collaboration was restructured in November of 2008 and we may not draw any additional funds under the loan facility, we remain liable for amounts previously borrowed under this facility.

In November of 2006, our U.S. subsidiary entered into a five-year, $35.0 million term royalty-based loan facility with Goldman Sachs and borrowed the full amount thereunder. In May of 2008, this term loan facility was replaced with a new five-year term royalty-based loan facility. The loan bears interest at an annual rate equal to the greater of six-month LIBOR or 3%, plus a margin of 8.5%. As of June 30, 2009, the interest rate on this loan was 11.5%.

The Goldman Sachs loan is guaranteed by XOMA and secured on a first priority basis by the payment rights relating to RAPTIVA®, LUCENTIS® and CIMZIA®. So long as this loan is outstanding, these assets will not be available to XOMA or any other lender to secure future indebtedness without the consent of the lenders.

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

NASDAQ-listed companies are subject to delisting for, among other things, failure to maintain a minimum closing bid price per share of $1.00 for 30 consecutive business days. The closing price per share of our common shares has been below $1.00 for all but six days since December 9, 2008. Although NASDAQ temporarily suspended the minimum bid price requirement in response to current market conditions, this suspension expired on July 31, 2009, and there can be no assurance that any such suspension will be granted in the future.

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

We have experienced significant losses and, as of June 30, 2009, we had an accumulated deficit of $789.1 million.

For the quarter ended June 30, 2009, we had a net loss of approximately $10.2 million or $0.07 per common share (basic and diluted). For the quarter ended June 30, 2008, we had a net loss of approximately $20.7 million or $0.16 per common share (basic and diluted).

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

We are authorized to issue, without shareholder approval, 1,000,000 preference shares, of which 2,959 were issued and outstanding as of August 3, 2009, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common shares. In addition, we are authorized to issue, generally without shareholder approval, up to 210,000,000 common shares, of which 164,593,517 were issued and outstanding as of August 3, 2009. If we issue additional equity securities, the price of our common shares may be materially and adversely affected.

On October 21, 2008, we entered into a common share purchase agreement with Azimuth Opportunity, Ltd. (“Azimuth”), pursuant to which we obtained a committed equity line of credit facility under which we may sell up to $60 million of our registered common shares to Azimuth over a 24-month period, subject to certain conditions and limitations. Through August 3, 2009, we have sold 7,932,432 common shares under this facility for aggregate gross proceeds of $7.5 million.

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

There can be no assurance that the market price of our common shares will not decline below its present market price or that there will be an active trading market for our common shares. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. We have experienced significant volatility in the price of our common shares. From January 1, 2009 through August 3, 2009, our share price has ranged from a high of $1.34 to a low of $0.37. Factors contributing to such volatility include, but are not limited to:

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

Furthermore, a marketing approval of a product may be withdrawn by the FDA, the European Commission or another regulatory agency or such a product may be voluntarily withdrawn by the company marketing it based, for example, on subsequently-arising safety concerns. In February of 2009, the EMEA announced that it had recommended suspension of the marketing authorization of RAPTIVA® in the European Union and that its Committee for Medicinal Products for Human Use (“CHMP”) had concluded that the benefits of RAPTIVA® no longer outweigh its risks because of safety concerns, including the occurrence of PML in patients taking the medicine. In the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA® from the U.S. market, based on the association of RAPTIVA® with an increased risk of PML.

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

Currently, our revenues rely significantly upon sales of LUCENTIS®, in which we have only a royalty interest. LUCENTIS® was approved by the FDA on June 30, 2006, for the treatment of age-related macular degeneration. Genentech and Novartis, Genentech’s international marketing partner for LUCENTIS®, are responsible for the marketing and sales effort in support of this product. We also receive revenues from sales of CIMZIA® in the U.S. and Switzerland for the treatment of moderate-to-severe Crohn’s disease and in the U.S. for the treatment of moderate-to-severe rheumatoid arthritis, in which we only have a royalty interest. CIMZIA® was approved by the FDA on April 22, 2008 for the treatment of moderate-to-severe Crohn’s disease in adults who have not responded to conventional therapies. In March of 2008, UCB announced that the CHMP of the EMEA had rejected UCB’s appeal following CHMP’s previously-announced refusal of UCB’s marketing authorization application for CIMZIA® in the treatment of Crohn’s disease. CIMZIA® was approved by the FDA in May of 2009 for the treatment of moderate-to-severe rheumatoid arthritis in adults. UCB is responsible for the marketing and sales effort in support of this product. We have no role in marketing and sales efforts, and Genentech, Novartis and UCB do not have an express contractual obligation to us regarding the marketing or sales of LUCENTIS® or CIMZIA®.

Successful commercialization of LUCENTIS® and CIMZIA® is subject to a number of risks, including, but not limited to:

•	Genentech’s, Novartis’ and UCB’s willingness and ability to implement their marketing and sales effort and achieve sales;

•	the strength of competition from other products being marketed or developed to treat age-related macular degeneration, Crohn’s disease and rheumatoid arthritis;

•	the occurrence of adverse events which may give rise to safety concerns;

•	physicians’ and patients’ acceptance of LUCENTIS® as a treatment for age-related macular degeneration and CIMZIA® as a treatment for Crohn’s disease and rheumatoid arthritis;

•	manufacturer’s ability to provide manufacturing capacity to meet demand for the products;

•	pricing and reimbursement issues; and

•	expiration of patents and royalties.

According to Roche, U.S. sales of LUCENTIS® were 573 million Swiss francs, approximately $503 million, for the first six months of 2009 compared with $414 million for the first six months of 2008. According to Novartis, sales of LUCENTIS® outside the United States were $523 million for the first six months of 2009 compared with $437 million for the first six months of 2008.

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

Although LUCENTIS® was approved in the United States in June of 2006, in the European Union in January of 2007 and in Japan in January of 2009, its acceptance in the marketplace may not continue. Although CIMZIA® was approved in the United States in April of 2008 and in Switzerland in September of 2007 for the treatment of Crohn’s disease, and in the United States in May of 2009 for the treatment of rheumatoid arthritis, it may not be accepted in the marketplace. Furthermore, even if other products in which we have an interest receive approval in the future, they may not be accepted in the marketplace. In addition, we or our collaborators or licensees may experience difficulties in launching new products, many of which are novel and based on technologies that are unfamiliar to the healthcare community. We have no assurance that healthcare providers and patients will accept such products, if developed. For example, physicians and/or patients may not accept a product for a particular indication because it has been biologically derived (and not discovered and developed by more traditional means) or if no biologically derived products are currently in widespread use in that indication. Similarly, physicians may not accept a product, such as LUCENTIS® or CIMZIA®, if they believe other products to be more effective or are more comfortable prescribing other products.

Safety concerns may also arise in the course of on-going clinical trials or patient treatment as a result of adverse events or reactions. For example, in February of 2009, the EMEA announced that it had recommended suspension of the marketing authorization of RAPTIVA® in the European Union and EMD Serono announced that, in consultation with Health Canada, it will suspend marketing of RAPTIVA® in Canada. In March of 2009, Merck Serono Australia, following a recommendation from the TGA, announced that it is withdrawing RAPTIVA® from the Australian market. In the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA® from the U.S. market, based on the association of RAPTIVA® with an increased risk of PML. As a result, sales of RAPTIVA® ceased in the second quarter of 2009.

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

•

In April of 1996, we entered into an agreement with Genentech whereby we agreed to co-develop Genentech’s humanized monoclonal antibody product RAPTIVA®. In April of 1999, March of 2003, and January of 2005, the companies amended the agreement. In October of 2003, RAPTIVA® was approved by the FDA for the treatment of adults with chronic moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy and, in September of 2004, Merck Serono announced the product’s approval in the European Union. In January of 2005, we entered into a restructuring of our collaboration agreement with Genentech which ended our existing cost and profit sharing arrangement related to RAPTIVA® in the United States and entitled us to a royalty interest on worldwide net sales. In February of 2009, the EMEA announced that it had recommended suspension of the marketing authorization of RAPTIVA® in the European Union and EMD Serono announced that, in consultation with Health Canada, it would suspend marketing of RAPTIVA® in Canada. In March of 2009, Merck Serono Australia, following a recommendation from the TGA, announced that it was withdrawing RAPTIVA® from the Australian market. In the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA® from the U.S. market, based on the association of RAPTIVA® with an increased risk of PML. As a result, sales of RAPTIVA® ceased in the second quarter of 2009.

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

•

We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 50 companies. As of June 30, 2009, we were aware of two antibody products manufactured using this technology that have received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular (wet) age-related macular degeneration and UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis.

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

•

In September of 2006, we entered into an agreement with Taligen Therapeutics, Inc. (“Taligen”) which formalized an earlier letter agreement, which was signed in May of 2006, for the development and cGMP manufacture of a novel antibody fragment for the potential treatment of inflammatory diseases. In May of 2007, we and Taligen entered into a letter agreement which provided that we would not produce a cGMP batch at clinical scale pursuant to the terms of the agreement entered into in September of 2006. In addition, the letter agreement provided that we would conduct and complete the technical transfer of the process to Avecia Biologics Limited or its designated affiliate (“Avecia”). The letter agreement also provided that, subject to payment by Taligen of approximately $1.7 million, we would grant to Avecia a non-exclusive, worldwide, paid-up, non-transferable, non-sublicensable, perpetual license under our owned project innovations. We received $0.6 million as the first installment under the payment terms of the letter agreement but not the two additional payments totaling approximately $1.1 million to which we were entitled upon fulfillment of certain obligations. In May of 2009, the matter was resolved by agreement of the parties in a manner that had no further impact on the Company’s financial position.

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

•

In June of 2009, Novartis announced it had received marketing approval for Ilaris® (canakinumab), a fully human monoclonal antibody targeting IL-1 beta, to treat children and adults with Cryopyrin-Associated Periodic Syndromes (“CAPS”). In July of 2009, Novartis announced that Ilaris® was recommended for approval in the European Union for CAPS. Canakinumab is also in clinical trials in Type 2 diabetes, chronic obstructive pulmonary disorder, certain forms of gout and systemic juvenile rheumatoid arthritis.

•

In February of 2008, Regeneron Pharmaceuticals, Inc. (“Regeneron”) announced it had received marketing approval from the FDA for ARCALYST® (rilonacept) Injection for Subcutaneous Use, an interleukin-1 blocker or IL-1 Trap, for the treatment of CAPS, including Familial Cold Auto-inflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 and older. In September of 2007, Regeneron also announced that treatment with rilonacept demonstrated a statistically significant reduction in patient pain scores in a single-blind, placebo run-in-controlled study of 10 patients with chronic active gout. In November of 2007, Regeneron announced it had initiated a Phase 2 safety and efficacy trial of rilonacept in the prevention of gout flares induced by the initiation of uric acid-lowering drug therapy used to control the disease. In September of 2008, Regeneron announced that the recently completed Phase 2 study of rilonacept demonstrated a statistically significant reduction in gout flares versus the placebo.

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

In February of 2008, the National Eye Institute (“NEI”) of the National Institutes of Health announced the start of a multicenter clinical trial to compare the relative safety and effectiveness of LUCENTIS® and Avastin®, which targets the same protein as LUCENTIS® and, according to NEI, has been widely used to treat the same indication as LUCENTIS® even though Avastin® is not approved for that indication. Avastin® is currently priced lower than LUCENTIS® and, according to NEI, may remain in the eye longer than LUCENTIS®, possibly allowing for less frequent injections. The study is expected to enroll 1,200 patients and include 57 centers. Final data collection for the primary outcome measure is expected by February of 2010, and the study is expected to be completed by February of 2011. Results of this trial favoring Avastin® could have a material adverse effect on sales of LUCENTIS® and, consequently, on our subsequent royalty payments based thereon.

CIMZIA®

In addition to CIMZIA®, there are four other FDA-approved anti-TNF therapies to treat moderate-to-severe rheumatoid arthritis: Amgen’s Enbrel® (etanercept), Johnson & Johnson’s Remicade® (infliximab), Simponi™ (golimumab) and Abbott Laboratories’ Humira® (adalimumab), with two of them, infliximab and adalimumab, also approved for moderate-to-severe active Crohn’s disease in adults.

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

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, us and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraud, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. On April 29, 2009 and May 22, 2009, two additional complaints were filed in the same court in lawsuits captioned Heinen et al v. Genentech, Inc., et al, Case No. 09-449804 and York et al v. Genentech, Inc., et al, Case No. 09-453932. Those complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of two individuals’ treatment with RAPTIVA®. Even though Genentech has agreed to indemnify us, there can be no assurance that this or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

The loss of key personnel, including our Chief Executive Officer, could delay or prevent achieving our objectives.

Our research, product development and business efforts could be adversely affected by the loss of one or more key members of our scientific or management staff, particularly our executive officers: Steven B. Engle, our Chairman, Chief Executive Officer and President; Fred Kurland, our Vice President, Finance and Chief Financial Officer; Patrick J. Scannon, M.D., Ph.D., our Executive Vice President and Chief Medical Officer; and Christopher J. Margolin, our Vice President, General Counsel and Secretary. We currently have no key person insurance on any of our employees.

We may not realize the expected benefits of our initiatives to reduce costs across our operations, and we may incur significant charges or write-downs as part of these efforts.

We are pursuing and may continue to pursue a number of initiatives to reduce costs across our operations. In January of 2009, we implemented a workforce reduction of approximately 42% in order to improve our cost structure. We expect an annualized reduction of approximately $27 million in cash expenditures when changes are completed. We recorded charges during the first six months of 2009 of $3.1 million for severance, other employee benefits and outplacement services related to the workforce reduction. In the second quarter of 2009, we vacated one of our leased buildings and recorded a restructuring charge of $0.5 million primarily related to the net present value of the net future minimum lease payments, less the estimated future sublease income. We anticipate that we will incur some level of restructuring charges through the remainder of 2009 as we continue to consolidate facilities.

As a result of the workforce reduction, we significantly reduced operations in four leased buildings in the first quarter of 2009. In the second quarter of 2009, we resumed operations in one of these buildings and vacated another resulting in a restructuring charge. The net book value of fixed assets in two remaining buildings potentially subject to write-down is approximately $9.8 million as of June 30, 2009. Although we have determined that there was no impairment of these assets as of June 30, 2009, there can be no assurance that we will not determine otherwise as of a future date and as a consequence write down these assets as impaired, and any such write-down may be significant.

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

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 190 employees as of August 3, 2009. We anticipate that we will require additional experienced executive, accounting, research and development, legal, administrative and other personnel in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As a result of the recent cessation of sales of RAPTIVA®, the Company has been notified by the lenders under its loan facility with Goldman Sachs that it is no longer in compliance with the provisions of the loan facility requiring quarterly sales of RAPTIVA® to exceed certain specified minimum levels and that, as a consequence, the lenders currently have the right (among others) to accelerate payment of the full amount of the loan. The notice also states that it does not constitute an exercise by the lenders of any remedies but that the lenders reserve their right to do so at any time. If the lenders accelerate payment, currently the Company would not have the resources to pay the full amount due. See Note 1 to Condensed Consolidated Financial Statements in Part I, Item 1 above under “Liquidity and Financial Condition,” and Part I, Item 2 above under “Liquidity and Capital Resources – Goldman Sachs Term Loan.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 2009, the Company held its 2009 annual general meeting of shareholders. The following persons (the only nominees) were elected as the Company’s directors, having received the indicated votes:

Name	Votes For	Votes Withheld
Steven B. Engle	106,055,362	10,044,513
Patrick J. Scannon, M.D., Ph.D.	106,133,234	9,966,641
William K. Bowes, Jr.	98,998,529	17,101,346
Charles J. Fisher, Jr., M.D.	99,545,729	16,554,146
Peter Barton Hutt	105,935,037	10,164,838
W. Denman Van Ness	99,146,127	16,953,748
John Varian	106,257,992	9,841,883
Patrick J. Zenner	106,029,381	10,070,494

The proposal to appoint Ernst & Young LLP to act as the Company’s independent auditors for the 2009 fiscal year and authorize the Board to agree to such auditors’ fee was approved, having received 107,989,143 votes for, 7,190,509 votes against, 920,223 abstentions and zero broker non-votes.

The proposal to approve an increase of the Company’s authorized share capital by the creation of an additional 190,000,000 common shares was approved, having received 86,923,718 votes for, 24,815,606 votes against, 4,360,551 abstentions and zero broker non-votes.

The proposal to approve an amendment to the Company’s 1981 Share Option Plan to increase the number of shares issuable over the term of the plan by 6,500,000 shares to 32,100,000 shares in the aggregate was approved, having received 38,943,295 votes for, 9,297,847 votes against, 3,913,120 abstentions and 63,945,613 broker non-votes.

The proposal to approve an amendment to the Company’s 1992 Directors Share Option Plan to, effective as of July 1, 2008, (a) increase the number of shares automatically granted under such plan to non-employee directors (other than the Lead Independent Director) to 35,000 per year, (b) change the number of shares automatically granted to non-employee directors who serve in the capacity of Lead Independent Director to 45,000 per year, and (c) increase the number of shares granted to non-employee directors as an initial grant on first becoming a director to 70,000 was approved, having received 41,691,763 votes for, 6,493,007 votes against, 3,969,492 abstentions and 63,945,613 broker non-votes.

The proposal to approve an amendment to the Company’s 1992 Directors Share Option Plan to extend the vesting of options granted under such plan on or after July 1, 2008 to (a) monthly over three years, in the case of initial awards and (2) monthly over one year, in the case of annual awards was approved, having received 42,395,089 votes for, 5,784,547 votes against, 3,974,626 abstentions and 63,945,613 broker non-votes.

The proposal to approve an increase in the number of shares issuable over the term of the Company’s 1992 Directors Share Option Plan by 250,000 shares to 1,600,000 shares was approved, having received 41,962,487 votes for, 6,337,759 votes against, 3,854,016 abstentions and 63,945,613 broker non-votes.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number

31.1	Certification of Steven B. Engle, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Fred Kurland, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Steven B. Engle, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Fred Kurland, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated August 6, 2009, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Ltd.

Date: August 6, 2009	By:	/s/ STEVEN B. ENGLE
Steven B. Engle Chairman, Chief Executive Officer and President

Date: August 6, 2009	By:	/s/ FRED KURLAND
Fred Kurland Vice President, Finance and Chief Financial Officer