Form 10-Q
period 2009-09-30
XOMA LTD /DE/
filed 2009-11-09
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2009
Common Shares, U.S. $0.0005 par value	198,937,455

XOMA Ltd.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

XOMA Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,726	$9,513
Short-term investments	—	1,299
Restricted cash	—	9,545
Trade and other receivables, net	3,203	16,686
Prepaid expenses and other current assets	1,331	1,296
Debt issuance costs	—	365

Total current assets	32,260	38,704
Property and equipment, net	21,794	26,843
Debt issuance costs – long-term	—	1,224
Other assets	402	402

Total assets	$54,456	$67,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
(NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$2,657	$9,977
Accrued liabilities	8,539	4,438
Accrued interest	118	1,588
Deferred revenue	8,317	9,105
Warrant liability	5,321	—
Other current liabilities	475	1,884

Total current liabilities	25,427	26,992
Deferred revenue – long-term	4,716	8,108
Interest bearing obligations – long-term	13,129	63,274
Other long-term liabilities	408	200

Total liabilities	43,680	98,574

Commitments and contingencies
Shareholders’ equity (net capital deficiency):
Preference shares, $0.05 par value, 1,000,000 shares authorized
Series A, 210,000 designated, no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Series B, 8,000 designated, 2,959 shares issued and outstanding at September 30, 2009 and December 31, 2008 (aggregate liquidation preference of $29.6 million)	1	1
Common shares, $0.0005 par value, 400,000,000 shares authorized, 198,937,455 and 140,467,529 shares outstanding at September 30, 2009 and December 31, 2008, respectively	99	70
Additional paid-in capital	798,213	753,634
Accumulated comprehensive loss	—	(2)
Accumulated deficit	(787,537)	(785,104)

Total shareholders’ equity (net capital deficiency)	10,776	(31,401)

Total liabilities and shareholders’ equity (net capital deficiency)	$54,456	$67,173

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
License and collaborative fees	$1,421	$1,286	$29,276	$1,466
Contract and other revenue	3,688	1,979	18,662	14,728
Royalties	22,314	4,629	28,895	14,873

Total revenues	27,423	7,894	76,833	31,067

Operating expenses:
Research and development (including contract related of $2,575 and $3,294 for the three months ended September 30, 2009 and 2008, respectively, and $12,671 and $13,121 for the nine months ended September 30, 2009 and 2008, respectively)	13,444	19,714	43,472	62,444
Selling, general and administrative	7,197	6,724	18,972	18,984
Restructuring	2	—	3,603	—

Total operating expenses	20,643	26,438	66,047	81,428

Income (loss) from operations	6,780	(18,544)	10,786	(50,361)

Other income (expense):
Investment and interest income	9	182	47	797
Interest expense	(1,339)	(1,998)	(4,778)	(4,960)
Loss on debt extinguishment	(3,645)	—	(3,645)	(652)
Other income (expense)	103	(2)	1,240	(51)

Net income (loss) before taxes	1,908	(20,362)	3,650	(55,227)
Provision for income tax expense	370	—	6,083	—

Net income (loss )	$1,538	$(20,362)	$(2,433)	$(55,227)

Basic and diluted net income (loss) per common share	$0.01	$(0.15)	$(0.02)	$(0.42)

Shares used in computing basic net income (loss) per common share	167,254	132,364	153,170	132,270

Shares used in computing diluted net income (loss) per common share	172,762	132,364	153,170	132,270

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,433)	$(55,227)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,284	4,925
Common shares contribution to 401(k) and management incentive plans	1,198	1,008
Share-based compensation expense	3,398	3,968
Accrued interest on interest bearing obligations	(1,221)	2,672
Revaluation of warrant liability	(1,220)	—
Amortization of discount, premium and debt issuance costs of interest bearing obligations	1,589	1,133
Amortization of premiums on short-term investments	1	10
(Gain) loss on disposal/retirement of property and equipment	(15)	50
Impairment charge of property and equipment	27	—
Other non-cash adjustments	—	(17)
Changes in assets and liabilities:
Receivables	13,483	4,173
Prepaid expenses and other current assets	(35)	(745)
Accounts payable	(7,320)	2,275
Accrued liabilities	4,101	385
Deferred revenue	(4,180)	(2,326)
Other liabilities	(1,201)	1,952

Net cash provided by (used in) operating activities	11,456	(35,764)

Cash flows from investing activities:
Proceeds from sales of investments	—	9,875
Proceeds from maturities of investments	1,300	5,469
Transfer of maturities to short-term investments	—	(526)
Purchase of investments	—	(3,199)
Transfer of restricted cash	9,545	(7,859)
Purchase of property and equipment	(247)	(7,342)

Net cash provided by (used in) investing activities	10,598	(3,582)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	55,000
Principal payments of debt	(50,394)	(32,284)
Proceeds from issuance of common shares	46,553	316

Net cash provided by (used in) financing activities	(3,841)	23,032

Net increase (decrease) in cash and cash equivalents	18,213	(16,314)
Cash and cash equivalents at the beginning of the period	9,513	22,500

Cash and cash equivalents at the end of the period	$27,726	$6,186

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

XOMA Ltd. (“XOMA” or the “Company”), a Bermuda company, is a biopharmaceutical company that discovers, develops and manufactures therapeutic antibodies designed to treat inflammatory, autoimmune, infectious and oncological diseases. The Company’s products are presently in various stages of development and are subject to regulatory approval before they can be commercially launched. The Company receives royalties from UCB Celltech, a branch of UCB S.A., on sales of CIMZIA® for the treatment of Crohn’s disease and moderate-to-severe rheumatoid arthritis. Through the second quarter of 2009, XOMA also received royalties from Genentech, Inc., a wholly-owned member of the Roche Group (referred to herein as “Genentech”) on LUCENTIS®, for the treatment of neovascular (wet) age-related macular degeneration. In the third quarter of 2009, the Company sold its LUCENTIS® royalty stream to Genentech. XOMA’s pipeline includes both proprietary products and collaborative programs at various stages of preclinical and clinical development.

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of September 30, 2009, the Company had cash and cash equivalents of $27.7 million. Based on cash and cash equivalents on hand at September 30, 2009 and anticipated spending levels, revenues, collaborator funding, government funding and other sources of funding the Company believes to be available, the Company estimates that it has sufficient cash resources to meet its anticipated net cash needs into 2011.

In September of 2009, the Company fully repaid its term loan facility with Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”). As previously disclosed, the Company was not in compliance with the requirements of the relevant provisions of this loan facility, due to the cessation of royalties from sales of RAPTIVA® related to its market withdrawal in the first half of 2009. Repayment of this loan facility discharged all of the Company’s obligations to the lenders.

Also in the third quarter of 2009, the Company raised approximately $26.4 million in two separate financing transactions, before deducting placement agent fees and estimated offering expenses of approximately $0.4 million, with Azimuth Opportunity Ltd. (“Azimuth”). The Company sold approximately 34.3 million common shares to Azimuth in these financing transactions. The net proceeds from the first transaction, approximately $12.3 million, were used, together with other funds, to repay the Goldman Sachs term loan. Refer to Note 5: Debt and Other Financings – Goldman Sachs Term Loan and Equity Line of Credit for additional disclosure relating to these transactions.

The Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”), with Wm Smith & Co. (“Wm Smith”) in the third quarter of 2009, under which the Company may sell up to 25,000,000 of its common shares from time to time through Wm Smith, as the agent for the offer and sale of the common shares. Wm Smith may sell these common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including but not limited to sales made directly on the NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. Wm Smith may also sell the common shares in privately negotiated transactions, subject to the Company’s approval. The Company will pay Wm Smith a commission equal to 3% of the gross proceeds of all common shares sold through it as sales agent under the ATM Agreement but in no event less than $0.02 per share. Shares sold under the ATM Agreement will be sold pursuant to a prospectus which forms a part of a registration statement declared effective by the Securities and Exchange Commission on May 29, 2008.

        In September of 2009, the Company received notice from the NASDAQ Stock Market that for the thirty consecutive business days preceding September 15, 2009, the bid price of XOMA’s common shares closed below the minimum $1.00 per share requirement under Marketplace Rule 4450(a)(5) for continued inclusion on the NASDAQ Global Market. This notice has no effect on the listing of XOMA’s common shares at this time, and the Company has an initial period of 180 calendar days to regain compliance with this requirement. If at any time before March 15, 2010, the bid price of the Company’s common shares closes at $1.00 per share or more for at least ten consecutive business days, NASDAQ will provide written notification that the Company has achieved compliance, although NASDAQ may require the Company to maintain a closing bid price for a longer period before determining that XOMA has achieved compliance. If the Company does not regain compliance by March 15, 2010, NASDAQ would provide written notification that the Company’s common shares will be delisted, after which the Company may appeal to the NASDAQ Listing Qualifications Panel. Alternatively, the Company could apply to transfer its common shares to The NASDAQ Capital Market if it satisfies all of the requirements, other than the minimum bid price requirement, for initial listing on The NASDAQ Capital Market set forth in

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Marketplace Rule 5505. If the Company were to elect to apply for such transfer and if the Company satisfies the applicable requirements and its application is approved, the Company would have an additional 180 days to regain compliance with the minimum bid price rule while listed on The NASDAQ Capital Market. The Company is considering alternative strategies to address this issue if necessary.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of XOMA and its subsidiaries. All intercompany accounts and transactions were eliminated during consolidation. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 11, 2009.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of September 30, 2009, the consolidated results of the Company’s operations for the three and nine months ended September 30, 2009 and 2008, and the Company’s cash flows for the nine months ended September 30, 2009 and 2008. The condensed consolidated balance sheet amounts at December 31, 2008 have been derived from the audited consolidated financial statements. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

The Company has evaluated subsequent events through November 9, 2009, the date on which the financial statements being presented were issued, and not beyond that date.

Use of Estimates and Reclassifications

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, research and development expense, long-lived assets, warrant liabilities and share-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

        To conform to the current period presentation, prior period disclosures have been expanded in our consolidated statements of operations to reclassify the loss recognized on debt extinguishment in the second quarter of 2008 from interest expense to a separate line item. In addition, the interest expense disclosures in Note 5: Debt and Other Financings have also been revised to conform to the current period presentation. This reclassification had no impact on the Company’s previously reported net earnings (losses), financial position or cash flows.

        In the third quarter of 2008, the Company disclosed a change of accounting estimate as a result of an audit by the National Institutes of Health (“NIH”) of the Company’s 2007 actual data, from which the NIH developed billing rates for the period from January 2007 to June 2009 to be used for all of the Company’s contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the NIH, including Contract No. HHSN26620060008C/N01-A1-600081 (“NIAID 2”). While the audited NIH

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

rates are considered final for 2007 billings, these NIH rates are considered provisional for the period from January of 2008 to June of 2009 and thus are subject to future audits at the discretion of NIAID’s contracting office. In September of 2008, XOMA retroactively applied these NIH rates to the invoices from 2007 through the third quarter of 2008 resulting in an adjustment to decrease revenue by $2.7 million. The adjustment increased the Company’s loss from operations and net loss for the three and nine months ended September 30, 2008 by $2.7 million. The adjustment also increased basic and diluted net loss per common share by $0.02 for the three and nine months ended September 30, 2008.

Concentration of Risk

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

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the nine months ended September 30, 2009, three customers represented 42%, 37% and 10% of total revenues. As of September 30, 2009, there were receivables outstanding from two of these customers and one additional customer representing 35%, 29% and 22% of the accounts receivable balance. For the nine months ended September 30, 2008, three customers represented 48%, 34% and 11% of total revenues.

Recent Accounting Pronouncements

In June of 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative accounting principles recognized by the FASB. The FASB will issue new standards in the form of Accounting Standards Updates (“ASU”). The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and therefore is effective for the Company in the third quarter of 2009. The issuance of the ASC does not change U.S. generally accepted accounting principles (“GAAP”) and therefore the adoption of the ASC only affects the specific references to GAAP literature in the notes to the Company’s consolidated financial statements.

Accounting Standards Codification Topic 855, Subsequent Events (“ASC 855”) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, ASC 855 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new provisions of ASC 855 were effective for interim financial reporting periods ending after June 15, 2009 and did not have a material effect on the Company’s financial statements.

Accounting Standards Codification Topic 320, Investments – Debt and Equity Securities (“ASC 320”) contains an amendment to make previous guidance regarding other-than-temporary impairments more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This amendment replaces the existing requirement that management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis. ASC 320 requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The amended provisions of ASC 320 were effective for interim financial reporting periods ending after April 1, 2009 and did not have a material effect on the Company’s financial statements.

        Accounting Standards Codification Topic 808, Collaborative Arrangements (“ASC 808”) defines collaborative arrangements and establishes reporting requirements for transactions between participants and third parties in a collaborative arrangement. ASC 808 prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”), and other applicable accounting literature. The new provisions of ASC 808 should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. Effective January 1, 2009 the Company adopted the new provisions of ASC 808, which did not have a material effect on the Company’s financial statements. As a result of the restructuring in November of 2008 of the Company’s collaboration agreement with Novartis AG (“Novartis”), this collaboration agreement is no longer within the scope of ASC 808. As of September 30, 2009, the Company does not have any collaboration agreements that fall under the scope of ASC 808. See Note 4: Collaborative and Other Arrangements.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”) clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock. This provision of ASC 815 applies to any free standing financial instrument or embedded feature that has all the characteristics of a derivative, as defined in ASC 815. Effective January 1, 2009, the Company adopted the relevant provisions of ASC 815. Refer to the Significant Accounting Policies and Other Disclosures section below for the effect this adoption had on the Company’s financial statements.

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) provided a one year deferral of the effective date of certain provisions of ASC 820 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Effective January 1, 2009, the Company adopted the remaining provisions of ASC 820, as it relates to non-financial assets and non-financial liabilities, which did not have a material effect on the Company’s financial statements.

Significant Accounting Policies and Other Disclosures

Accounting for Warrants

In the second quarter of 2009, the Company issued warrants to purchase XOMA’s common shares in connection with two separate registered direct offerings. Refer to Note 5: Debt and Other Financings – Other Equity Financings for additional disclosure relating to these two transactions. The warrants issued include a provision allowing for an adjustment of the exercise price and number of warrant shares. This adjustment occurs if the Company issues or sells certain common shares in the future for a price per share less than the exercise price of the warrants in effect immediately prior to such issuance or sale. Due to this adjustment provision, the warrants do not meet the criteria set forth in ASC 815 to be considered indexed to the Company’s own stock.

Accordingly, the Company has recorded these warrants as a liability at fair value, which was estimated at the issuance date using the Monte Carlo Simulation Model (“Simulation Model”). The warrants were revalued at September 30, 2009 using the Simulation Model and the change in the fair value of the warrants was recognized in the other income (expense) line item in the Company’s consolidated statement of operations. The Company will revalue the unexercised warrants at each reporting period over the life of the warrants using the Simulation Model, and the changes in the fair value of the warrants will be recognized in the Company’s consolidated statement of operations.

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

In February of 2009, the Board of Directors of the Company approved a company-wide grant of an aggregate of 4,730,000 share options, of which 4,568,000 were issued as part of its annual incentive compensation package. These options vest monthly over four years and include an acceleration clause based on meeting certain performance measures. In the third quarter of 2009, the Company determined that it was probable that the performance criteria would be achieved and estimated the implicit service period to be within twelve months from the grant date. The Company accelerated expense recognition related to these options, including recognizing a cumulative adjustment of $0.1 million to reflect additional share-based compensation expense pertaining to the first and second quarters of 2009.

As of September 30, 2009, the Company had approximately 9.4 million common shares reserved for future grant under its share option plans and ESPP.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table shows total share-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development	$720	$547	$1,671	$1,806
Selling, general and administrative	793	540	1,727	2,162

Total share-based compensation expense	$1,513	$1,087	$3,398	$3,968

There was no capitalized share-based compensation cost as of September 30, 2009 and December 31, 2008, and there were no recognized tax benefits related to our share-based compensation cost during the three and nine months ended September 30, 2009 and 2008.

To estimate the value of an award, the Company uses the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). This model requires inputs such as expected life, expected volatility and risk-free interest rate. The forfeiture rate also affects the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury zero-coupon issues.

The fair value of share-based awards was estimated using the Black-Scholes Model with the following weighted-average assumptions for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Dividend yield	0%	0%	0%	0%
Expected volatility	80%	64%	74%	64%
Risk-free interest rate	2.28%	3.02%	1.81%	3.02%
Expected life	5.6 years	5.3 years	5.6 years	5.3 years

Share option activity for the nine months ended September 30, 2009 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Options outstanding at December 31, 2008	19,810,183	$3.24
Granted	5,027,000	0.57
Exercised	(25,583)	0.56
Forfeited, expired or cancelled	(3,139,459)	2.79

Options outstanding at September 30, 2009	21,672,141	$2.69	7.63	$1,242

Options exercisable at September 30, 2009	11,118,345	$3.45	6.67	$189

Total intrinsic value of the options exercised for the nine months ended September 30, 2009 was $5,825.

At September 30, 2009, there was $7.3 million of unrecognized share-based compensation expense related to unvested share options with a weighted-average remaining recognition period of 2.4 years.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Comprehensive Income (Loss)

Unrealized gain (loss) on the Company’s available-for-sale securities is included in accumulated comprehensive income (loss). Comprehensive income (loss) and its components for the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$1,538	$(20,362)	$(2,433)	$(55,227)
Unrealized gain (loss) on securities available-for-sale	—	(93)	2	(73)

Comprehensive income (loss)	$1,538	$(20,455)	$(2,431)	$(55,300)

Income Taxes

The Company recognized $0.4 million in income tax expense for the three months ended September 30, 2009 relating to federal, minimum, state and other withholding taxes for 2009, compared with no income tax expense for the same period of 2008. The Company’s effective tax rate will fluctuate from period to period due to several factors inherent in the nature of the Company’s operations and business transactions. The factors that most significantly impact this rate include the variability of licensing transactions in foreign jurisdictions.

The Company recognized $6.1 million in income tax expense for the nine months ended September 30, 2009, primarily related to $5.8 million of foreign income tax expense recognized in connection with the expansion of the Company’s existing collaboration with Takeda Pharmaceutical Company Limited (“Takeda”), which was signed in February of 2009. Refer to Note 4: Collaborative and Other Arrangements for additional information. In addition, the Company recognized an additional $0.3 million in income tax expense related to federal, minimum, state and other withholding taxes for 2009. No income tax expense was recognized for the nine months ended September 30, 2008.

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

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is antidilutive. The following table shows the total outstanding securities considered antidilutive and therefore excluded from the computation of diluted net income (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Options for common shares	16,497	18,642	18,591	18,642
Convertible preference shares	—	3,818	3,818	3,818
Warrants for common shares	11,100	—	11,100	—

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

For the three months ended September 30, 2009, the following is a reconciliation of the numerators and denominators of the basic and diluted net income per share (in thousands):

Three Months Ended September 30,
2009
Numerator
Net income used for diluted net income per share	$1,538

Denominator
Weighted average shares outstanding used for basic net income per share	167,254
Effect of dilutive share options	1,690
Effect of convertible preference shares	3,818

Weighted average shares outstanding and dilutive securities used for diluted net income per share	172,762

For the nine months ended September 30, 2009 and for the three and nine months ended September 30, 2008, all outstanding securities were considered antidilutive, and therefore the calculations of basic and diluted net loss per share are the same.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time the Company acquires them to be cash equivalents. At September 30, 2009 and December 31, 2008, cash equivalents consisted of overnight deposits, money market funds, repurchase agreements and debt securities with original maturities of 90 days or less and are reported at fair value. Cash and cash equivalent balances were as follows as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$15,132	$—	$—	$15,132
Cash equivalents	12,594	—	—	12,594

Total cash and cash equivalents	$27,726	$—	$—	$27,726

	December 31, 2008
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$553	$—	$—	$553
Cash equivalents	8,960	—	—	8,960

Total cash and cash equivalents	$9,513	$—	$—	$9,513

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

At September 30, 2009, the Company had no short-term investments. At December 31, 2008, all short-term investments had maturities of less than one year.

Short-term investments by security type at December 31, 2008 were as follows (in thousands):

	December 31, 2008
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$1,301	$—	$(2)	$1,299

Total short-term investments	$1,301	$—	$(2)	$1,299

The Company recognized no realized gains or losses on short-term investments for the three and nine months ended September 30, 2009. The Company recognized no realized gains or losses on short-term investments for the three months ended September 30, 2008 and $4,000 in realized gains on short-term investments for the nine months ended September 30, 2008.

Restricted Cash

At September 30, 2009, the Company had no restricted cash due to the repayment in full of the Goldman Sachs term loan in the third quarter of 2009, as discussed in Note 5: Debt and Other Financings – Goldman Sachs Term Loan. Under the terms of the Company’s loan agreement with Goldman Sachs, the Company maintained a custodial account, which has since been closed, for the deposit of royalty revenues in addition to a standing reserve of the next semi-annual interest payment due on the loan. This cash account and the interest earned thereon was used solely for the payment of the semi-annual interest amounts due on each April 1 and October 1 that the loan was outstanding and, at that time, amounts in excess of the interest reserve requirement were used to pay down principal or distributed back to the Company, at the discretion of the lenders.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

At December 31, 2008, the restricted cash balance of $9.5 million included $8.6 million held in the Goldman Sachs custodial account and $0.9 million related to an irrevocable letter of credit arrangement, which was released to the Company in the first quarter of 2009. The December 31, 2008 balances were invested in money market funds and a certificate of deposit, respectively.

Receivables

Receivables consisted of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Trade receivables, net	$2,676	$16,274
Other receivables	527	412

Total	$3,203	$16,686

Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Accrued management incentive compensation	$2,520	$—
Accrued restructuring costs	175	—
Accrued payroll and other benefits	2,903	2,776
Accrued professional fees	701	514
Accrued clinical trial costs	454	438
Deferred rent	489	399
Income tax payable	336	—
Other	961	311

Total	$8,539	$4,438

Supplemental Cash Flow Information

The following table shows the supplemental cash flow information for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30,
	2009	2008
Non-cash investing and financing activities:
Fair value of warrant liability	$5,321	$—

Interest added to principal balance on Novartis note	$249	$704

Refer to Note 5: Debt and Other Financings for additional disclosures regarding the warrants liability and the Novartis note.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

2. FAIR VALUE

The following tables set forth the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008.

Financial assets carried at fair value as of September 30, 2009 and December 31, 2008 are classified as follows (in thousands):

	Fair Value Measurements at September 30, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Repurchase agreements	$7,225	$7,225	$—	$—
Money market funds	5,369	5,369	—	—

Total	$12,594	$12,594	$—	$—

	Fair Value Measurements at December 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Repurchase agreements	$8,950	$8,950	$—	$—
Certificates of deposit- restricted	952	952	—	—
Money market funds	10	10	—	—
Money market funds-restricted	8,593	8,593	—	—
Corporate notes and bonds	1,299	—	1,299	—

Total	$19,804	$18,505	$1,299	$—

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Financial liabilities carried at fair value as of September 30, 2009 are classified as follows (in thousands):

	Fair Value Measurements at September 30, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrants liability	$5,321	$—	$—	$5,321

Total	$5,321	$—	$—	$5,321

The fair value of the warrants liability was determined at September 30, 2009 using the Simulation Model, as discussed in Note 1: Business and Summary of Significant Accounting Policies – Significant Accounting Policies – Accounting for Warrants.

The Company did not have any financial liabilities carried at fair value as of December 31, 2008.

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine month period ended September 30, 2009 (in thousands):

Warrants Liability
Balance at December 31, 2008	$—
Initial fair value of warrants	(6,541)
Change in fair value of warrants included in other expense	1,220

Balance at September 30, 2009	$(5,321)

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

3. RESTRUCTURING CHARGES

On January 15, 2009, the Company announced a workforce reduction of approximately 42%, or 144 employees, a majority of which were employed in manufacturing and related support functions. This decision was made based on the challenging economic conditions and a decline in forecasted contract manufacturing demand in 2009.

As part of this workforce reduction, the Company recorded a charge of $3.3 million related to severance, other termination benefits and outplacement services in the first quarter of 2009. In the second quarter of 2009, the Company recorded an adjustment of $0.2 million to reduce the outplacement services liability related to the expiration of outplacement services offered to terminated employees. Additionally during the second quarter of 2009, the Company vacated one of its leased buildings and recorded a restructuring charge of $0.5 million primarily related to the net present value of the net future minimum lease payments at the cease-use date, less the estimated future sublease income. The Company is currently seeking a sublease tenant. These charges are included as restructuring expenses in the consolidated statement of operations for the nine months ended September 30, 2009. The following table summarizes the restructuring charges and utilization for the nine months ended September 30, 2009 (in thousands):

	Balance as of December 31, 2008	Charges	Cash Payments	Interest Expense	Adjustments	Balance as of September 30, 2009
Employee severance and benefits	$—	$3,289	$(3,098)	$—	$(191)	$—
Facilities consolidation	—	491	(78)	3	—	416

Total	$—	$3,780	$(3,176)	$3	$(191)	$416

Employee severance and other termination benefits related to the January of 2009 workforce reduction were fully paid in the third quarter of 2009. The Company does not expect to incur any additional restructuring charges for employee severance and other termination benefits related to the January of 2009 workforce reduction. The facilities consolidation charge is recorded as both a current accrued liability and a long-term liability at September 30, 2009 since the remaining lease term of the vacated building is approximately five years.

Also, as a result of the workforce reduction, the Company significantly reduced operations in four leased buildings in the first quarter of 2009. In the second quarter of 2009, the Company resumed operations in one of these buildings and vacated another resulting in a restructuring charge, as discussed above. The Company’s leases on the remaining two buildings expire in 2011 and 2013, and total minimum lease payments due from October 1, 2009 until expiration of the leases are $4.3 million. The Company is pursuing multiple strategies to provide various options as to the future use of these leased spaces.

As of September 30, 2009, the Company performed an analysis of the long-lived assets related to the two remaining leased buildings, with an approximate net book value of $8.9 million. Based on estimated undiscounted future cash inflows, the Company has determined that there is no current impairment relating to these assets, and will continue to assess for impairment at each future reporting period.

4. COLLABORATIVE AND OTHER ARRANGEMENTS

Sale of the LUCENTIS® Royalty Stream

Through the second quarter of 2009, the Company received royalties from Genentech on sales of LUCENTIS®, for the treatment of neovascular (wet) age-related macular degeneration. In the third quarter of 2009, the Company sold the LUCENTIS® royalty stream to Genentech for a total of $25.0 million, which included the receipt of royalties of $2.7 million earned in the second quarter of 2009 and an additional one-time, non-refundable payment of $22.3 million. The Company recognized the entire payment as royalty revenue in September of 2009 as the terms of the sale were fulfilled and no related continuing performance obligations exist. The net proceeds from this transaction were used, together with other funds, to repay the Goldman Sachs term loan. The Company will not receive any further royalties on sales of LUCENTIS®.

Antibody Discovery Collaboration with Arana

        In September of 2009, the Company entered into an antibody discovery collaboration with Arana Therapeutics Limited, a wholly-owned subsidiary of Cephalon, Inc. (“Arana”), involving multiple proprietary XOMA antibody research and development technologies, including a new antibody phage display library and a suite of integrated information and data management systems. Arana agreed to pay the Company a fee of $6.0 million, and the Company may be entitled to future milestone payments, aggregating up to $3.0 million per product, and royalties on product sales.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The fee of $6.0 million will be recognized as revenue upon validation of the technologies by Arana, which is scheduled for the fourth quarter of 2009, at which point the terms of the agreement will be fulfilled and no related continuing performance obligations will exist. As of September 30, 2009, the Company has received payment of $4.0 million due under the arrangement, which is recorded as deferred revenue. The remaining $2.0 million is payable in September of 2010.

Biodefense Subcontract with SRI International

In the third quarter of 2009, the Company began work on two biodefense subcontract awards from SRI International, including a $1.7 million award to develop novel antibody drugs against the virus that causes severe acute respiratory syndrome and a $2.2 million award to develop a novel antibody, known as F10, that has been shown to neutralize group 1 influenza A viruses, including the H1N1 and H5N1 strains. The subcontract awards are funded through NIAID. The Company will recognize revenue under these arrangements as the related research and development costs are incurred. Revenue recognized through the third quarter of 2009 relating to these subcontracts was $0.1 million.

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

Expansion of Collaboration with Takeda

In February of 2009, the Company expanded its existing collaboration with Takeda to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems. The Company was paid a $29.0 million expansion fee, of which $23.2 million was received in cash in February of 2009 and the remainder was withheld for payment to the Japanese taxing authority. After deducting an estimated $1.5 million in costs to be incurred related to the agreement, the Company recognized $27.5 million in revenue in February of 2009 as the terms of the expansion were fulfilled and no related continuing performance obligations exist. In the third quarter of 2009, the final costs were determined, and as a result the Company recognized additional revenue of $0.6 million related to this agreement due to actual costs being lower than the original estimate. The Company continues to conduct multiple discovery programs through this arrangement.

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

        In December of 2008, the Company entered into a Manufacturing and Technology Transfer Agreement with Novartis, effective July 1, 2008. Under this agreement, the Company was engaged to perform research and development, process development, manufacturing and technology transfer activities with respect to the ongoing product programs now controlled by Novartis under the restructured product development collaboration. The Company completed this work in the third quarter of 2009. Revenue recognized for the nine months ended September 30, 2009 related to this agreement was $2.5 million.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

5. DEBT AND OTHER FINANCINGS

As of September 30, 2009, the Company had long-term debt of $13.1 million outstanding, all of which was under its note with Novartis. As of December 31, 2008, the Company had long-term debt of $63.3 million outstanding, including $50.4 million outstanding under its term loan with Goldman Sachs and $12.9 million outstanding under its note with Novartis.

Goldman Sachs Term Loan

In September of 2009, the Company fully repaid its term loan facility with Goldman Sachs, which was a five-year term loan facility originally entered into in November of 2006 and refinanced in May of 2008. As previously disclosed, the Company was not in compliance with the requirements of the relevant provisions of this loan facility, due to the cessation of royalties from sales of RAPTIVA® related to its market withdrawal in the first half of 2009. Repayment of this loan facility discharged all of the Company’s obligations to the lenders.

The Company repaid the outstanding principal balance of $42.0 million, accrued interest to the date of payment of $2.4 million and a prepayment premium of $2.5 million. In the third quarter of 2009, the Company recorded a loss on repayment of debt of $3.6 million, which included the prepayment premium and the recognition of unamortized debt issuance costs of $1.1 million. This loss was recorded as loss on debt extinguishment in the consolidated statement of operations for the three and nine months ended September 30, 2009.

Novartis Note

In May of 2005, the Company executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June of 2015. Under the note agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50.0 million in an aggregate principal amount. As of September 30, 2009, the interest rate was 3.18%. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50.0 million. The Company has made this election for all interest payments thus far. Loans under the note agreement are secured by the Company’s interest in the collaboration with Novartis, including any payment owed to it thereunder. At September 30, 2009, the outstanding principal balance under this note agreement totaled $13.1 million and, pursuant to the terms of the arrangement as restructured in November of 2008, the Company will not make any additional borrowings on the Novartis note.

Interest expense and amortization of debt issuance costs, excluding the loss on debt extinguishment, for the Goldman Sachs term loan and Novartis note are shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest expense
Goldman Sachs term loan	$1,154	$1,616	$3,932	$3,506
Novartis note	110	281	352	974
Other	3	—	7	—

Total interest expense	$1,267	$1,897	$4,291	$4,480

Amortization of debt issuance costs
Goldman Sachs term loan	$72	$101	$487	$480

Total amortization of debt issuance costs	$72	$101	$487	$480

Total interest expense	$1,339	$1,998	$4,778	$4,960

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Equity Line of Credit

In October of 2008, the Company entered into a common share purchase agreement (the “Purchase Agreement”) with Azimuth, pursuant to which it obtained a committed equity line of credit facility (the “Facility”) under which the Company could sell up to $60.0 million of its registered common shares to Azimuth over a 24-month period, subject to certain conditions and limitations. The Purchase Agreement required a minimum share price of $1.00 per share to allow the Company to issue shares to Azimuth under the Facility. However, at its election, Azimuth could buy shares below the threshold price at a negotiated discount. The Company was not obligated to utilize any of the $60.0 million Facility and remained free to enter other financing transactions. Shares under the Facility were sold pursuant to a prospectus which forms a part of a registration statement declared effective by the Securities and Exchange Commission on May 29, 2008. At the end of the third quarter of 2009, the Facility is no longer in effect, and no additional shares can be issued thereunder.

From the inception of the Facility through September 30, 2009, the Company has sold a total of 42,228,428 common shares to Azimuth for aggregate gross proceeds of $33.9 million. This includes the sale of 34.3 million shares in two transactions in September of 2009 that Azimuth agreed to purchase notwithstanding that the relevant volume weighted average prices were below the minimum price of $1.00. The Company negotiated a discount rate (excluding placement agent fees) of 8.0% for both transactions. Prior to the successful conclusion of negotiations, Azimuth was not obligated to purchase these shares. Offering expenses incurred through September 30, 2009 related to sales to Azimuth were $0.7 million. The net proceeds from the first September of 2009 transaction, approximately $12.3 million, were used, together with other funds, to repay the Goldman Sachs term loan.

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

As discussed in Note 1: Business and Summary of Significant Accounting Policies – Significant Accounting Policies, the fair value of the warrants at the issuance dates was estimated using the Simulation Model, and the Company recorded liabilities of $2.9 million and $3.6 million for the May and June warrant issuances, respectively. The Company revalued the warrants at June 30, 2009 and September 30, 2009 and recorded decreases in the fair value of the warrants of $1.0 million and $0.2 million, respectively, in the other income line item of the Company’s consolidated statement of operations.

6. LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

        On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, the Company and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraud, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. On April 29, 2009 and May 22, 2009, two additional complaints were filed in the same court in lawsuits captioned Heinen et al v. Genentech, Inc., et al, Case No. 09-449804 and York et al v. Genentech, Inc., et al, Case No. 09-453932. Those complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of two individuals’ treatment with RAPTIVA®. Four of the plaintiffs filed amended complaints on July 21, 2009 and October 10, 2009 that separate the plaintiffs and add factual allegations but do not allege any new causes of action. The fifth plaintiff withdrew her complaint without prejudice. The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to this matter. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

        There were no developments material to XOMA in the United States Bankruptcy Court proceedings involving Aphton Corporation (described in XOMA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008) during the nine months ended September 30, 2009.

XOMA Ltd.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

7. SUBSEQUENT EVENTS

Antibody Discovery Collaboration with Kaketsuken

In October of 2009, the Company entered into an antibody discovery collaboration with Kaketsuken, a Japanese research foundation, involving multiple proprietary XOMA antibody research and development technologies, including a new antibody phage display library and a suite of integrated information and data management systems. Subject to certain technical verification required under the collaboration agreement, Kaketsuken agreed to pay the Company a fee of $8.0 million, and the Company may be entitled to future milestone payments and royalties on product sales. The fee will be recognized as revenue upon such technical verification by Kaketsuken, which is scheduled for the fourth quarter of 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to terms of revenue recognition, research and development expense, long-lived assets, warrant liabilities and share-based compensation. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

Overview

We are a leader in the discovery, development and manufacture of therapeutic antibodies designed to treat inflammatory, autoimmune, infectious and oncological diseases. Our proprietary development pipeline includes XOMA 052, an anti-IL-1 beta antibody, XOMA 3AB, a biodefense anti-botulism antibody candidate, and five antibodies in preclinical development. Our proprietary development pipeline is funded by multiple revenue streams resulting from the licensing of our antibody technologies, product royalties, discovery and development collaborations and biodefense contracts, and sales of our common shares. Our technologies and experienced team have contributed to the success of marketed antibody products, including LUCENTIS® (ranibizumab injection) for (wet) age-related macular degeneration and CIMZIA® (certolizumab pegol, CDP870) for Crohn’s disease and rheumatoid arthritis.

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

Our ability to fund ongoing operations is dependent on the progress of our proprietary development pipeline, specifically XOMA 052 and XOMA 3AB. In October of 2009, we announced the initiation of our Phase 2 clinical program for XOMA 052 in Type 2 diabetes and cardiovascular disease. The clinical trials are designed to further evaluate the use of multiple dose regimens on the safety, pharmacodynamics and efficacy of XOMA 052 in cardiometabolic and other diseases, and based on positive results, select doses for pivotal Phase 3 studies. The initiation of the Phase 2 clinical program follows the announcement in July of 2009 of positive results from the U.S. Phase 1 trial, which continued to demonstrate that XOMA 052 is well tolerated in patients. Further, XOMA 052 showed clinically meaningful reductions in glycosylated hemoglobin, fasting blood glucose, high sensitivity C-reactive protein and erythrocyte sedimentation rate, a standard biomarker of systemic inflammation and cardiovascular risk. Generally, a more consistent response was seen across patients in the multiple dose regimen compared to single dose regimen. Pharmacokinetic results continue to support monthly or less frequent dosing.

We are in ongoing discussions with a number of companies offering to collaborate on development of XOMA 052 for Type 2 diabetes and now as a novel anti-inflammatory therapeutic for cardiovascular disease. We may complete a collaboration arrangement for XOMA 052 by the end of 2009 or it may take additional time to do so in order to, among other things, allow potential partners to include our new cardiovascular results in their analyses.

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

In September of 2009, we fully repaid our term loan facility with Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”). As previously disclosed, we were not in compliance with the requirements of the relevant provisions of this loan facility, due to the cessation of royalties from sales of RAPTIVA®, a product for the treatment of moderate-to-severe plaque psoriasis, related to its market withdrawal in the first half of 2009. Repayment of this loan facility discharged all of our obligations to the lenders. Refer to the Liquidity and Capital Resources – Goldman Sachs Term Loan section for additional details relating to this repayment.

In connection with the repayment of this loan, we sold our LUCENTIS® royalty stream to Genentech, Inc., a wholly-owned member of the Roche Group (referred to herein as “Genentech”), in the third quarter of 2009 for a total of $25.0 million, which included the receipt of royalties of $2.7 million earned in the second quarter of 2009 and an additional one-time, non-refundable payment of $22.3 million. We will no longer receive royalties on sales of LUCENTIS®. We continue to receive royalties from UCB Celltech, a branch of UCB S.A., on sales of CIMZIA® for the treatment of Crohn’s disease and moderate-to-severe rheumatoid arthritis.

Also in the third quarter of 2009, we raised approximately $26.4 million in two separate financing transactions, before deducting placement agent fees and estimated offering expenses of approximately $0.4 million, with Azimuth Opportunity Ltd. (“Azimuth”). We sold approximately 34.3 million common shares to Azimuth in these financing transactions. Refer to Liquidity and Capital Resources – Equity Line of Credit for additional disclosure relating to these equity financing transactions. The net proceeds from the first transaction, approximately $12.3 million, were used, together with other funds, to repay the Goldman Sachs term loan.

In January of 2009, we announced a workforce reduction of approximately 42%, or 144 employees, a majority of which were employed in manufacturing and related support functions. This decision was made based on the challenging economic conditions and a decline in forecasted manufacturing demand in 2009. We expected an annualized reduction of approximately $27 million in cash expenditures when changes are completed and are on track to achieve these savings. We remain staffed with approximately 190 employees to develop XOMA 052, develop and license proprietary products and technology, and continue fully funded antibody discovery and development activities with our pharmaceutical partners in collaborations and the U.S. government in biodefense. We recorded a charge in the first quarter of 2009 of $3.3 million for severance, other termination benefits and outplacement services in connection with the workforce reduction. In the second quarter of 2009, we recorded an adjustment of $0.2 million to reduce the outplacement services liability upon expiration of such services offered to the terminated employees.

Also, as a result of the workforce reduction, we significantly reduced operations in four leased buildings in the first quarter of 2009. In the second quarter of 2009, we resumed operations in one of these buildings and vacated another resulting in a restructuring charge of $0.5 million primarily related to the net present value of the future minimum lease payments, less the estimated future sublease income. We are currently seeking a sublease tenant. Our leases on the remaining two buildings expire in 2011 and 2013, and total minimum lease payments due from October 1, 2009 until expiration of the leases are $4.3 million. In addition, the net book value of fixed assets in these two buildings potentially subject to write-down is approximately $8.9 million as of September 30, 2009. We are pursuing multiple strategies to provide various options as to the future use of these leased spaces. We anticipate the potential for incurring further restructuring charges through the remainder of 2009 as we continue to evaluate our options as to the future use of our facilities.

In September of 2009, we received notice from the NASDAQ Stock Market that for the thirty consecutive business days preceding September 15, 2009, the bid price of our common shares closed below the minimum $1.00 per share requirement under Marketplace Rule 4450(a)(5) for continued inclusion on the NASDAQ Global Market. This notice has no effect on the listing of our common shares at this time, and we have an initial period of 180 calendar days to regain compliance with this requirement. If at any time before March 15, 2010, the bid price of our common shares closes at $1.00 per share or more for at least ten consecutive business days, NASDAQ will provide written notification that we have achieved compliance, although NASDAQ may require us to maintain a closing bid price for a longer period before determining that we have achieved compliance. If we do not regain compliance by March 15, 2010, NASDAQ would provide written notification that our common shares will be delisted, after which we may appeal to the NASDAQ Listing Qualifications Panel. Alternatively, we could apply to transfer our common shares to The NASDAQ Capital Market if we satisfy all of the requirements, other than the minimum bid price requirement, for initial listing on The NASDAQ Capital Market set forth in Marketplace Rule 5505. If we were to elect to apply for such transfer and if we satisfy the applicable requirements and our application is approved, we would have an additional 180 days to regain compliance with the minimum bid price rule while listed on The NASDAQ Capital Market. We are considering alternative strategies to address this issue if necessary.

        We incurred negative cash flow from operations in four of the past five years and expect to remain in this position until sufficient cash flow can be generated from XOMA 052 partnering agreements, technology licensing, biodefense contracts with the government and various discovery and development collaboration arrangements, or until we achieve additional regulatory approvals and commence commercial sales of additional products. The timing and likelihood of additional approvals is uncertain and there can be no assurance that approvals will be granted or that cash flow from product sales will be sufficient to fully fund operations.

Results of Operations

Revenues

Total revenues for the three and nine months ended September 30, 2009, and 2008, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
License and collaborative fees	$1,421	$1,286	$29,276	$1,466
Contract and other revenue	3,688	1,979	18,662	14,728
Royalties	22,314	4,629	28,895	14,873

Total revenues	$27,423	$7,894	$76,833	$31,067

License and collaborative fee revenue includes fees and milestone payments related to the out-licensing of our products and technologies. License and collaborative fee revenue increased by $0.1 million and $27.8 million for the three and nine months ended September 30, 2009, compared to the same periods of 2008. The increase in license and collaborative fee revenue for the three months ended September 30, 2009, compared to the same period of 2008, was due to $0.6 million in revenue recognized on the determination of final costs related to the expansion of our collaboration agreement with Takeda, which was entered into in the first quarter of 2009, partially offset by a decrease in new licensing revenues in the period.

The increase in license and collaborative fee revenue for the nine months ended September 30, 2009, compared to the same period of 2008, was primarily due to a total of $28.1 million in revenue recognized during the first and third quarters of 2009 related to the expansion of our collaboration agreement with Takeda, partially offset by a decrease in new licensing revenues in the period. The generation of future revenues related to license fees and other collaboration arrangements is dependent on our ability to attract new licensees to bacterial cell expression and other antibody technologies and new collaboration partners.

Contract and other revenue increased by $1.7 million and $3.9 million for the three and nine months ended September 30, 2009, compared to the same periods of 2008. These revenues include agreements where we provide contracted research and development and manufacturing services to our collaboration partners, including Takeda, SPRI and NIAID. The increases in contract and other revenue for the three and nine months ended September 30, 2009 are primarily related to work performed under our contracts with NIAID Contract No. HHSN272200800028C (“NIAID 3”), which was awarded in September of 2008, and Novartis, which was entered into in December of 2008. The work performed under our contract with Novartis was completed in the third quarter of 2009. Additionally, we accelerated the recognition of $2.6 million of unamortized deferred revenue in the second quarter of 2009 related to the termination of certain discovery and development programs under our collaboration with SPRI.

These increases in contract revenue were partially offset by a decrease in revenue recognized for research and development activities performed under our SPRI contract in 2009 as a result of the termination of these programs. In addition, contract and other revenue decreased related to our AVEO Pharmaceuticals, Inc. (now with SPRI and referred to herein together as “SPRI/AVEO”) contract as a result of our nearing the end of the contracted service arrangement. Contract revenue in the third quarter of 2008 included an adjustment for NIAID Contract No. HHSN266200600008C/N01-A1-60008 (“NIAID 2”) to decrease revenue by $2.7 million due to a change in billing rates. This resulted in a net increase in revenue recognized in 2009 on NIAID 2, despite nearing the end of the NIAID 2 contracted service arrangement.

In the third quarter of 2009, we began work on two biodefense subcontract awards from SRI International, including a $1.7 million award to develop novel antibody drugs against the virus that causes severe acute respiratory syndrome and a $2.2 million award to develop a novel antibody, known as F10, that has been shown to neutralize group 1 influenza A viruses, including the H1N1 and H5N1 strains. The subcontract awards are funded through NIAID. Revenue recognized through the third quarter of 2009 relating to these subcontracts was $0.1 million. Depending on whether and when we obtain new government and other contracts, we expect to experience a decline in contract revenues in the fourth quarter of 2009 as compared to 2008 levels.

Revenue from royalties increased by $17.7 million and $14.0 million for the three and nine months ended September 30, 2009, compared to the same periods of 2008, due to the sale of our LUCENTIS® royalty stream to Genentech for a total of $25.0 million, which included the receipt of royalties of $2.7 million recognized in the second quarter of 2009 and an additional one-time, non-refundable payment of $22.3 million in September of 2009. We recognized the payment of $22.3 million as royalty revenue in the third quarter of 2009, as the terms of the sale were fulfilled and no related continuing performance obligations exist. Royalties earned from sales of LUCENTIS® for the first half of 2009 were $5.1 million. For the three and nine months ended September 30, 2008, royalties earned from sales of LUCENTIS® were $1.5 million and $5.7 million, respectively. We will not receive any further royalties on sales of LUCENTIS®.

The cessation of royalties earned from sales of RAPTIVA® in the second quarter of 2009 partially offsets these increases. RAPTIVA® was withdrawn from the market in the first half of 2009. Royalties earned from sales of RAPTIVA® for the nine months ended September 30, 2009 were $1.2 million. Royalties earned from sales of RAPTIVA® for the three and nine months ended September 30, 2008 were $3.1 million and $9.0 million.

During the three and nine months ended September 30, 2009, royalties received from sales of CIMZIA® were $0.2 million and $0.3 million, respectively. Royalties received from sales of CIMZIA® in 2008 were immaterial. CIMZIA® was approved by the U.S. Food and Drug Administration (“FDA”) in May of 2009 for the treatment of moderate-to-severe rheumatoid arthritis in adults. We expect royalty revenues from sales of CIMZIA® to increase in the fourth quarter of 2009.

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

Research and development expenses were $13.4 million and $43.5 million for the three and nine months ended September 30, 2009, compared with $19.7 million and $62.4 million for the three and nine months ended September 30, 2008. The decrease of $6.3 million and $18.9 million for the three and nine months ended September 30, 2009, as compared to the same periods in 2008, is primarily a result of our continuing focus on cost control. In addition, spending on NIAID 2, SPRI/AVEO and Novartis-related contract activities decreased in 2009 due to our nearing the end of contracted service arrangements, and spending on SPRI-related contract activities decreased in 2009 due to the termination of certain discovery and development programs under the collaboration. These decreases were partially offset by increased spending on the preclinical development of five antibodies, and on our contracts with NIAID 3 and Takeda. Spending on XOMA 052 decreased in the first nine months of 2009, as compared to same period of 2008, due to the completion of enrollment in our two Phase 1 clinical trials in April of 2009. However, spending on XOMA 052 increased for the three months ended September 30, 2009, as compared to the same period of 2008, due to the initiation of our Phase 2 clinical program for XOMA 052 in Type 2 diabetes and cardiovascular disease in October of 2009.

We recorded research and development salaries and employee-related expenses of $6.2 million for the three months ended September 30, 2009, compared with $9.3 million for the same period of 2008. The decrease of $3.1 million for the third quarter of 2009 was due to decreases in salaries and benefits of $3.1 million and accrued bonus expense of $0.1 million primarily due to the workforce reduction announced in January of 2009. Partially offsetting these decreases was an increase in share-based compensation expense of $0.1 million for the three months ended September 30, 2009, as compared to the same period of 2008. See Results of Operations: Share-Based Compensation for further discussion of our share-based compensation expense.

For the nine months ended September 30, 2009, we recorded research and development salaries and employee-related expenses of $20.0 million, compared with $27.6 million for the same period of 2008. The decrease of $7.6 million for the nine months ended September 30, 2009 was due to decreases in salaries and benefits of $7.2 million and accrued bonus expense of $0.3 million primarily due to the workforce reduction announced in January of 2009. In addition, share-based compensation decreased by $0.1 million. See Results of Operations: Share-Based Compensation for further discussion of our share-based compensation expense.

Our research and development activities can be divided into earlier stage programs and later stage programs. Earlier stage programs include molecular biology, process development, pilot-scale production and preclinical testing. Also included in earlier stage programs are costs related to excess manufacturing capacity, which we expect will continue to decrease in the fourth quarter of 2009 as we continue to consolidate facilities. Later stage programs include clinical testing, regulatory affairs and manufacturing clinical supplies. The costs associated with these programs approximate the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Earlier stage programs	$9,492	$11,921	$32,559	$36,932
Later stage programs	3,952	7,793	10,913	25,512

Total	$13,444	$19,714	$43,472	$62,444

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements approximate the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Internal projects	$10,869	$14,623	$30,800	$44,398
Collaborative and contract arrangements	2,575	5,091	12,672	18,046

Total	$13,444	$19,714	$43,472	$62,444

For the three and nine months ended September 30, 2009, our largest development program (XOMA 052) accounted for more than 20% but less than 30% of our total research and development expense, and one development program (NIAID 3) accounted for more than 10% but less than 20% of our total research and development expense. No development program accounted for more than 30% of our total research and development expense for the three and nine months ended September 30, 2009. For the three and nine months ended September 30, 2008, our largest development program (XOMA 052) accounted for more than 20% but less than 30%, and no development program accounted for more than 30% of our total research and development expense.

We continue to expect our research and development spending in 2009 will be less than research and development spending in 2008. In October of 2009, we announced the initiation of our Phase 2 clinical program for XOMA 052 in Type 2 diabetes and cardiovascular disease. We are in ongoing discussions with a number of companies offering to collaborate on development of XOMA 052 for Type 2 diabetes and now as a novel anti-inflammatory therapeutic for cardiovascular disease. We may complete a collaboration arrangement for XOMA 052 by the end of 2009 or it may take additional time to do so in order to, among other things, allow potential partners to include our new cardiovascular results in their analyses.

Future research and development spending may be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. Selling, general and administrative expenses were $7.2 million and $19.0 million for the three and nine months ended September 30, 2009, compared with $6.7 million and $19.0 million for the same periods of 2008. The $0.5 million increase for the three months ended September 30, 2009, as compared to the same period of 2008, primarily relates to $1.3 million in fees incurred in the third quarter of 2009 related to the restructuring negotiations and repayment of the Goldman Sachs term loan discussed in further detail below in the Liquidity and Capital Resources section. This increase was partially offset by a decrease in salaries and employee-related expenses in the third quarter of 2009 of $0.5 million, as discussed below, a decrease in professional fees of $0.2 million, and other decreases due to our continued focus on cost control.

Selling, general and administrative expenses remained the same for the nine months ended September 30, 2009, as compared to the same period of 2008. However, salaries and employee-related expenses decreased by $1.7 million in 2009 as compared to the same period of 2008, as discussed below. This decrease was offset by an increase in fees incurred for the nine months ended September 30, 2009, related to the restructuring negotiations and repayment of the Goldman Sachs term loan of $1.8 million.

We recorded salaries and employee-related expenses of $3.3 million for the three months ended September 30, 2009, compared with $3.8 million for the same period of 2008. The decrease of $0.5 million for the third quarter of 2009 was due to a decrease in salaries and benefits of $0.7 million and accrued bonus expense of $0.1 million primarily due to the workforce reduction announced in January of 2009, partially offset by an increase in share-based compensation of $0.3 million. See Results of Operations: Share-Based Compensation for further discussion of our share-based compensation expense.

For the nine months ended September 30, 2009, we recorded salaries and employee-related expenses of $9.8 million, compared with $11.4 million for the same period of 2008. The decrease of $1.6 million for the nine months ended September 30, 2009 was due to decreases in salaries and benefits of $1.1 million and accrued bonus expense of $0.1 million primarily due to the workforce reduction announced in January of 2009. In addition, share-based compensation decreased by $0.4 million for the nine months ended September 30, 2009, as compared to the same period of 2008. See Results of Operations: Share-Based Compensation for further discussion of our share-based compensation expense.

Restructuring Charges

As discussed in the Overview section, we announced a workforce reduction of approximately 42% in January of 2009. As part of this workforce reduction, in the first quarter of 2009, we recorded a charge of $3.3 million related to severance, other termination benefits and outplacement services. In the second quarter of 2009, we recorded an adjustment of $0.2 million to reduce the outplacement services liability upon expiration of such services offered to the terminated employees. Employee severance and other termination benefits related to the January of 2009 workforce reduction were fully paid in the third quarter of 2009. We do not expect to incur any additional restructuring charges for employee severance and other termination benefits related to the January of 2009 workforce reduction.

As a result of the workforce reduction, we significantly reduced operations in four leased buildings in the first quarter of 2009. In the second quarter of 2009, we resumed operations in one of these buildings and vacated another resulting in a restructuring charge of $0.5 million primarily related to the net present value of the future minimum lease payments, less the estimated future sublease income. We are currently seeking a sublease tenant. Our leases on the remaining two buildings expire in 2011 and 2013, and total minimum lease payments due from October 1, 2009 until expiration of the leases are $4.3 million. We are currently pursuing multiple strategies to provide various options as to the future use of these leased spaces.

As of September 30, 2009, we performed an analysis of the long-lived assets related to the two leased buildings, with an approximate net book value of $8.9 million. Based on estimated undiscounted future cash inflows, we have determined that there is no current impairment relating to these assets, and will continue to assess for impairment at each future reporting period.

We anticipate the potential for incurring further restructuring charges in the fourth quarter of 2009 as we continue to evaluate our options as to the future use of our facilities.

Other Income (Expense)

Investment and interest income was $9,000 and $47,000 for the three and nine months ended September 30, 2009, compared with $0.2 million and $0.8 million for the same periods of 2008. Investment and interest income consists primarily of interest earned on our cash and investment balances. The differences between 2009 and 2008 balances resulted from varying average cash balances and interest rates and a decrease in the investments balance.

Interest expense and amortization of debt issuance costs for the Goldman Sachs term loan to the date of repayment, and Novartis note are shown below for the three and nine months ended September 30, 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest expense
Goldman Sachs term loan	$1,154	$1,616	$3,932	$3,506
Novartis note	110	281	352	974
Other	3	—	7	—

Total interest expense	$1,267	$1,897	$4,291	$4,480

Amortization of debt issuance costs
Goldman Sachs term loan	$72	$101	$487	$480

Total amortization of debt issuance costs	$72	$101	$487	$480

Total interest expense	$1,339	$1,998	$4,778	$4,960

The decrease in interest expense for the three months ended September 30, 2009, as compared to the same period of 2008, was primarily due to a decrease in interest expense and amortization of debt issuance costs on the Goldman Sachs term loan, due to the repayment in full of the term loan facility in September of 2009. In addition, interest expense related to the Novartis note decreased for the three months ended September 30, 2009, as compared to the same period of 2008, due to a decrease in the principal balance and interest rate of this note.

The decrease in interest expense for the nine months ended September 30, 2009, as compared to the same period of 2008, was due to a decrease in interest expense related to the Novartis note as a result of a decrease in the principal balance and interest rate of this note. Partially offsetting this decrease was an increase in interest expense related to the Goldman Sachs term loan due to a higher average principal balance in 2009, as compared to the same period of 2008. As discussed above, the Goldman Sachs term loan facility was fully repaid in September of 2009. Refer to the Liquidity and Capital Resources: Goldman Sachs Term Loan section for additional disclosure regarding this loan repayment.

Loss on debt extinguishment was $3.6 million for the three and nine months ended September 30, 2009 relating to the repayment of our Goldman Sachs term loan in September of 2009. This loss includes a prepayment premium of $2.5 million and the recognition of unamortized debt issuance costs of $1.1 million. For the nine months ended September 30, 2008, we recognized a loss on debt extinguishment of $0.7 million reflecting the recognition of the unamortized debt issuance costs related to the original Goldman Sachs term loan, upon refinancing of the loan in May of 2008. To conform to the current period presentation, the loss recognized on debt extinguishment in the second quarter of 2008 was reclassified from interest expense to a separate line item in the current period. This reclassification had no impact on our previously reported net earnings (losses), financial position or cash flows.

Other income (expense) was $0.1 million and $1.2 million for the three and nine months ended September 30, 2009, compared with ($2,000) and ($51,000) for the same periods of 2008. The increase in other income in 2009 primarily relates to gains of $0.2 million and $1.2 million recognized relating to the revaluation of our warrant liability for the three and nine months ended September 30, 2009. See Results of Operations: Warrants Revaluation below for additional disclosure. For the three months ended September 30, 2009, we recognized a loss on disposal of fixed assets of $0.1 million, partially offsetting this increase.

Warrants Revaluation

We issued warrants to purchase our common shares in connection with two separate registered direct offerings completed in May and June of 2009. Refer to Liquidity and Capital Resources: Other Equity Financings and Arrangements for additional disclosure relating to these financing transactions.

The warrants issued include a provision allowing for an adjustment of the exercise price and number of warrant shares. This adjustment occurs if we issue or sell certain common shares in the future for a price per share less than the exercise price of the warrants in effect immediately prior to such issuance or sale. Due to this adjustment clause, these warrants are not considered indexed to our stock and are therefore subject to liability and fair value re-measurement. The fair value of the warrants at the issuance dates were estimated using the Monte Carlo Simulation Model (“Simulation Model”) and we recorded liabilities of $2.9 million and $3.6 million for the May and June warrant issuances, respectively. We revalued the warrants at June 30, 2009 and September 30, 2009 and recorded decreases in the fair value of the warrants of $1.0 million and $0.2 million, respectively. We will revalue the warrants at each reporting period using the Simulation Model and changes in the fair values of the warrants will continue to be recognized in our consolidated statement of operations throughout the life of the unexercised warrants.

Income Taxes

We recognized $0.4 million in income tax expense for the three months ended September 30, 2009 relating to federal, minimum, state and other withholding taxes, compared with no income tax expense for the same period of 2008.

We recognized $6.1 million in income tax expense for the nine months ended September 30, 2009, primarily related to $5.8 million of foreign income tax expense recognized in connection with the expansion of our existing collaboration with Takeda signed in February of 2009. We were paid a $29.0 million expansion fee, of which $5.8 million was withheld for payment to the Japanese taxing authority. In addition, we recognized $0.3 million relating to federal, minimum, state and other withholding taxes for 2009. No income tax expense was recognized for the nine months ended September 30, 2008.

Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and carryback potential, we have determined that total deferred tax assets should be fully offset by a valuation allowance.

We did not have unrecognized tax benefits as of September 30, 2009 and do not expect this to change significantly over the next twelve months. In accordance with ASC 740, we will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2009, we have not accrued interest or penalties related to uncertain tax positions.

Share-Based Compensation

In February of 2009, our Board of Directors approved a company-wide grant of 4,730,000 share options, of which 4,568,000 were issued as part of our annual incentive compensation package. These options vest monthly over four years and include an acceleration clause based on meeting certain performance measures. In the third quarter of 2009, management determined that it was probable that the performance measures would be achieved and estimated the implicit service period to be within twelve months from the grant date. We accelerated expense recognition related to these options, including recognizing a cumulative adjustment of $0.1 million to reflect additional share-based compensation expense pertaining to the first and second quarters of 2009.

During the three and nine months ended September 30, 2009, we recognized $1.5 million and $3.4 million in share-based compensation expense, compared to $1.1 million and $4.0 million for the same periods of 2008. The increase in share-based compensation expense of $0.4 million for the three months ended September 30, 2009, as compared to the same period of 2008, was primarily due to the acceleration of expense recognition in the current quarter, as discussed above. Partially offsetting this increase was a decrease in share-based compensation in 2009 due to a decline in outstanding options as a result of the workforce reduction in January of 2009.

The decrease in share-based compensation expense of $0.6 million for the nine months ended September 30, 2009, as compared to the same period of 2008, was due to a decline in outstanding options as a result of the workforce reduction in January of 2009. Partially offsetting this decrease was the accelerated expense recognition related to the annual grants in February of 2009, as discussed above.

As of September 30, 2009, there was $7.3 million of unrecognized share-based compensation expense related to unvested shares with a weighted-average remaining recognition period of 2.4 years.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at September 30, 2009 were $27.7 million compared with $10.8 million at December 31, 2008. Net cash provided by operating activities was $11.5 million for the nine months ended September 30, 2009, compared with net cash used in operating activities of $35.8 million for the same period in 2008. The $47.3 million increase in cash provided by operations for the nine months ended September 30, 2009, as compared to same period of 2008, was primarily due to the receipt of $23.2 million in the first quarter of 2009 related to the expansion of our existing collaboration with Takeda and the receipt of $22.3 million in the third quarter of 2009 related to the sale of our LUCENTIS® royalty stream to Genentech.

In addition, receivables decreased by $13.5 million for the nine months ended September 30, 2009 due to the cessation of LUCENTIS® and RAPTIVA® royalty revenues and a decline in contract revenues, and accrued liabilities increased in the first nine months of 2009 by $4.1 million related to the accrual of the 2009 employee bonus, restructuring charges and an increase in professional and other fees payable. These increases in cash were partially offset by a decrease in the accounts payable balance of $7.3 million for the nine months ended September 30, 2009 related to the pay down of the balance in the period and our continued focus on cost control. Also offsetting the increase in cash was a decrease in deferred revenue of $4.2 million for the nine months ended September 30, 2009 related to a decline in advance billings and the recognition of the remaining deferred revenue related to upfront fees received for terminated programs with SPRI, offset by $4.0 million in deferred revenue recorded in the third quarter of 2009 related to the antibody discovery collaboration with Arana Therapeutics Limited, a wholly-owned subsidiary of Cephalon, Inc.

Comparatively, for the nine months ended September 30, 2008, receivables decreased by $4.2 million primarily related to our NIAID 2 and SPRI/AVEO contracts due to a decline in activity and the accounts payable balance increased by $2.3 million due to increased research and development expenses in the period. In addition, other liabilities increased by $2.0 million related to an adjustment to the NIAID 2 billing rates in the third quarter of 2008. These increases in cash were partially offset by a decrease in deferred revenue of $2.3 million primarily related to a decline in advance billings.

Net cash provided by investing activities was $10.6 million for the nine months ended September 30, 2009, compared with net cash used in investing activities of $3.6 million for the same period of 2008. Cash provided by investing activities for the nine months ended September 30, 2009 primarily consisted of a decrease in the restricted cash balance of $9.5 million due to use of the funds for the repayment of our Goldman Sachs term loan in September of 2009. In addition, we received proceeds from maturities of investments for the nine months ended September 30, 2009 of $1.3 million.

Net cash used in investing activities for the nine months ended September 30, 2008 consisted of an increase in restricted cash of $7.9 million related to the receipt of royalties held in the restricted account under the Goldman Sachs term loan facility and purchases of property and equipment of $7.3 million. Offsetting this cash outflow was $11.6 million in net proceeds from investment transactions.

Net cash used in financing activities was $3.8 million for the nine months ended September 30, 2009, compared with net cash provided by financing activities of $23.0 million in the same period of 2008. Cash used in financing activities for the nine months ended September 30, 2009 related to the repayment in full of the Goldman Sachs term loan, including a principal payment of $8.4 million in the second quarter of 2009 and repayment of the remaining outstanding balance of $42.0 million in September of 2009, partially offset by proceeds received from the issuance of common shares of $46.6 million in the period. Cash provided by financing activities for the nine months ended September 30, 2008 represented net proceeds of approximately $30.9 million from the refinancing of the Goldman Sachs term loan in May of 2008, partially offset by a principal payment of $8.2 million made to Goldman Sachs in the first quarter of 2008.

Goldman Sachs Term Loan

In September of 2009, we fully repaid our term loan facility with Goldman Sachs, which was a five-year term loan facility originally entered into in November of 2006 and refinanced in May of 2008. As previously disclosed, we were not in compliance with the requirements of the relevant provisions of this loan facility, due to the cessation of royalties from sales of RAPTIVA® related to its market withdrawal in the first half of 2009. Repayment of this loan facility discharged all of our obligations to the lenders.

We repaid the outstanding principal balance of $42.0 million, accrued interest to the date of payment of $2.4 million and a prepayment premium of $2.5 million. In the third quarter of 2009, we recorded a loss on repayment of debt of $3.6 million, which included the prepayment premium and the recognition of the unamortized debt issuance costs of $1.1 million. This loss was recorded as loss on debt extinguishment in our consolidated statement of operations for the three and nine months ended September 30, 2009.

Novartis Note

In May of 2005, we executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June of 2015. Under the note agreement, we borrowed semi-annually to fund up to 75% of our research and development and commercialization costs under our collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. As of September 30, 2009, the interest rate was 3.18%. At our election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50.0 million and we have made this election for all interest payments thus far. Loans under the note agreement are secured by our interest in the collaboration with Novartis, including any payments owed to us thereunder.

In November of 2008, we restructured our product development collaboration with Novartis. Pursuant to this restructuring, we will not make any additional borrowings on our Novartis note.

At September 30, 2009, the outstanding principal balance under this note agreement totaled $13.1 million.

Equity Line of Credit

On October 21, 2008, we entered into a common share purchase agreement (the “Purchase Agreement”) with Azimuth, pursuant to which we obtained a committed equity line of credit facility (the “Facility”) under which we could sell up to $60.0 million of our registered common shares to Azimuth over a 24-month period, subject to certain conditions and limitations. The Purchase Agreement required a minimum share price of $1.00 per share to allow us to issue shares to Azimuth under the Facility. However, at its election, Azimuth could buy shares below the threshold price at a negotiated discount. We were not obligated to utilize any of the $60.0 million Facility and remained free to enter other financing transactions. Shares under the Facility were sold pursuant to a prospectus which forms a part of a registration statement declared effective by the Securities and Exchange Commission on May 29, 2008. At the end of the third quarter of 2009, the Facility is no longer in effect, and no additional shares can be issued thereunder.

From the inception of the Facility through September 30, 2009, we have sold a total of 42,228,428 common shares to Azimuth for aggregate gross proceeds of $33.9 million. This includes the sale of 34.3 million shares in two transactions in September of 2009 that Azimuth agreed to purchase notwithstanding that the relevant volume weighted average prices were below the minimum price of $1.00. We negotiated a discount rate (excluding placement agent fees) of 8.0% for both transactions. Prior to the successful conclusion of negotiations, Azimuth was not obligated to purchase these shares. Offering expenses incurred through September 30, 2009 related to sales to Azimuth were $0.7 million. The net proceeds from the first September of 2009 transaction, approximately $12.3 million, were used, together with other funds, to repay the Goldman Sachs term loan, and the remaining proceeds will be used to continue development of our XOMA 052 product candidate and for other working capital and general corporate purposes.

Other Equity Financings and Arrangements

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

The $20.4 million of net proceeds from these offerings are being used to continue development of our XOMA 052 product candidate and for other working capital and general corporate purposes.

In the third quarter of 2009, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”), with Wm Smith & Co. (“Wm Smith”), under which we may sell up to 25,000,000 of our common shares from time to time through Wm Smith, as the agent for the offer and sale of the common shares. Wm Smith may sell these common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including but not limited to sales made directly on the NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. Wm Smith may also sell the common shares in privately negotiated transactions, subject to our approval. We will pay Wm Smith a commission equal to 3% of the gross proceeds of all common shares sold through it as sales agent under the ATM Agreement but in no event less than $0.02 per share. Shares sold under the ATM Agreement will be sold pursuant to a prospectus which forms a part of a registration statement declared effective by the Securities and Exchange Commission on May 29, 2008.

The ATM Agreement will terminate on the earliest of (1) the sale of all of the common shares subject to the ATM Agreement, or (2) termination of the ATM Agreement by us or Wm Smith. Either we or Wm Smith may terminate the ATM Agreement at any time upon 60 days prior notice. Wm Smith may terminate the sales agreement at any time in certain circumstances, including the occurrence of a material adverse change that, in Wm Smith’s reasonable judgment, may materially impair its ability to sell the common shares, or a suspension or limitation of trading of our common shares on NASDAQ.

Refer to the complete terms of the ATM Agreement filed as an exhibit to this Form 10-Q.

*            *            *

We have incurred significant operating losses and negative cash flows from operations since our inception. At September 30, 2009, we had cash and cash equivalents of $27.7 million. During the fourth quarter of 2009, we expect to continue using our cash and cash equivalents to fund ongoing operations. Additional licensing, antibody discovery and development collaboration agreements, government funding and financing arrangements may positively impact our cash balances. Based on anticipated spending levels, revenues, collaborator funding and other sources of funding we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs into 2011. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms.

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

Critical Accounting Estimates

Critical accounting estimates are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, research and development expense, long-lived assets, warrant liabilities and share-based compensation to be critical policies. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2009, except as noted below, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 11, 2009.

Long-Lived Assets

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. At September 30, 2009, we have determined there is no material impairment relating to our long-lived assets, and will continue to assess for impairment at each future reporting period.

Accounting for Warrant Liability

We issued warrants to purchase our common shares in connection with two separate registered direct offerings completed in May and June of 2009. The warrants issued include a provision allowing for an adjustment of the exercise price and number of warrant shares. This adjustment occurs if we issue or sell certain common shares in the future for a price per share less than the exercise price of the warrants in effect immediately prior to such issuance or sale. Due to this adjustment provision, the warrants do not meet the criteria set forth by Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”) and therefore are not considered indexed to our own stock.

The fair value of the warrants at the issuance date was estimated using the Simulation Model and recorded as a liability. The warrants were revalued at September 30, 2009 using the Simulation Model and the change in the fair value of the warrants was recognized in other income (expense) in our statement of operations. We will revalue the unexercised warrants on each reporting date over the life of the warrants using the Simulation Model, and the changes in the fair value of the warrants will be recognized in other income (expense) in our statement of operations.

Accrued Restructuring Costs

In the second quarter of 2009, we vacated one of our leased buildings and are currently seeking a sublease tenant. We recorded a restructuring charge in the second quarter of 2009 for the net present value of the future minimum lease payments, offset by potential future sublease payments. These charges are shown as restructuring expense in our consolidated statement of operations for the nine months ended September 30, 2009. If the amount of sublease income changes in the future based on changes in our estimates, we will adjust the related liability for the estimated net present value of the lease.

Subsequent Events

Antibody Discovery Collaboration with Kaketsuken

In October of 2009, we entered into an antibody discovery collaboration with Kaketsuken, a Japanese research foundation, involving multiple proprietary XOMA antibody research and development technologies, including a new antibody phage display library and a suite of integrated information and data management systems. Subject to certain technical verification required under the collaboration agreement, Kaketsuken agreed to pay us a fee of $8.0 million, and we may be entitled to future milestone payments and royalties on product sales. The fee will be recognized as revenue upon such technical verification by Kaketsuken, which is scheduled for the fourth quarter of 2009.

Forward-Looking Information and Cautionary Factors That May Affect Future Results

Certain statements contained herein related to the sufficiency of our cash resources and our efforts to enter into a collaborative arrangement with respect to XOMA 052, as well as other statements related to current plans for product development and existing and potential collaborative and licensing relationships, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, the period for which our cash resources are sufficient could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated, if anticipated revenues or cost sharing arrangements do not materialize, or if funds are not otherwise available on acceptable terms; and, we may not be able to enter into a collaborative arrangement with respect to XOMA 052 on acceptable terms within the time frames anticipated or at all. These and other risks, including those related to inability to comply with NASDAQ’s continued listing requirements; the declining and generally unstable nature of current economic conditions; the results of discovery research and preclinical testing; the timing or results of pending and future clinical trials (including the design and progress of clinical trials; safety and efficacy of the products being tested; action, inaction or delay by the FDA, European or other regulators or their advisory bodies; and analysis or interpretation by, or submission to, these entities or others of scientific data); changes in the status of existing collaborative relationships; the ability of collaborators and other partners to meet their obligations; our ability to meet the demand of the United States government agency with which we have entered our government contracts; competition; market demands for products; scale-up and marketing capabilities; availability of additional licensing or collaboration opportunities; international operations; share price volatility; our financing needs and opportunities; uncertainties regarding the status of biotechnology patents; uncertainties as to the costs of protecting intellectual property; and risks associated with our status as a Bermuda company, are described in more detail in Item 1A: Risk Factors.

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

The following table presents the amounts and related weighted-average interest rates of our cash and investments at September 30, 2009 and December 31, 2008 (in thousands, except interest rates):

	Maturity	Carrying Amount	Fair Value	Average Interest Rate
		(in thousands)	(in thousands)
September 30, 2009
Cash and cash equivalents	Daily to 90 days	$27,726	$27,726	0.40%

December 31, 2008
Cash and cash equivalents	Daily to 90 days	$9,513	$9,513	2.67%
Short-term investments	91 days to less than 12 months	1,301	1,299	4.64%

As of September 30, 2009, we have an outstanding principal balance on our note with Novartis of $13.1 million, which is due in 2015. The interest rate on this note is charged at a rate of six-month LIBOR plus 2%, which was 3.18% at September 30, 2009. No further borrowing is available under this facility.

The variable interest rate related to our long-term debt instrument is based on LIBOR. We estimate that a hypothetical 100 basis point change in interest rates could increase or decrease our interest expense by approximately $0.1 million on an annualized basis.

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

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, XOMA Ltd. (the “Company”) and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraud, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. On April 29, 2009 and May 22, 2009, two additional complaints were filed in the same court in lawsuits captioned Heinen et al v. Genentech, Inc., et al, Case No. 09-449804 and York et al v. Genentech, Inc., et al, Case No. 09-453932. Those complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of two individuals’ treatment with RAPTIVA®. Four of the plaintiffs filed amended complaints on July 21, 2009 and October 10, 2009 that separate the plaintiffs and add factual allegations but do not allege any new causes of action. The fifth plaintiff withdrew her complaint without prejudice. The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to this matter. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

There were no developments material to the Company in the United States Bankruptcy Court proceedings involving Aphton Corporation (described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008) during the quarter ended September 30, 2009.

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

We finance our operations primarily through our multiple revenue streams resulting from the licensing of our antibody technologies, discovery and development collaborations, product royalties and biodefense contracts, and sales of our common shares. In September of 2009, we sold our royalty interest in LUCENTIS® to Genentech, Inc., a wholly-owned member of the Roche Group (referred to herein as “Genentech”) for gross proceeds of $25.0 million, including royalty revenues from the second quarter of 2009. These proceeds, along with other funds, were used to fully repay our loan from Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”). As a result, we no longer have a royalty interest in LUCENTIS®. In 2008, we received $8.8 million of revenues from this royalty interest.

Based on our cash reserves, anticipated revenues from collaborations including a XOMA 052 corporate partnership, licensing transactions and biodefense contracts, we believe that we have sufficient cash resources to meet our anticipated net cash needs into 2011. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. As a result, we do not know when or whether:

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

Recent volatility in the financial markets has also created liquidity problems in investments previously thought to bear a minimal risk. For example, money market fund investors, including us, have in the past been unable to retrieve the full amount of funds, even in highly-rated liquid money market accounts, upon maturity. Although as of September 30, 2009, we have received the full amount of proceeds from money market fund investments, an inability to retrieve funds from money market and similar short-term investments as they mature in the future could have a material and adverse impact on our business, results of operations and cash flows.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since September 30, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives.

If the trading price of our common shares fails to comply with the continued listing requirements of The NASDAQ Global Market, we would face possible delisting, which would result in a limited public market for our common shares and make obtaining future debt or equity financing more difficult for us.

Companies listed on the NASDAQ Stock Market (“NASDAQ”) are subject to delisting for, among other things, failure to maintain a minimum closing bid price per share of $1.00 for 30 consecutive business days. The closing price per share of our common shares has been below $1.00 for all but eight days since December 9, 2008. Although NASDAQ temporarily suspended the minimum bid price requirement in response to market conditions, this suspension expired on July 31, 2009.

On September 21, 2009, we received a letter from NASDAQ indicating that for the preceding 30 consecutive business days, the bid price of our common shares closed below the minimum $1.00 per share requirement pursuant to NASDAQ Marketplace Rule 4450(a)(5) for continued inclusion on the NASDAQ Global Market. In accordance with NASDAQ Marketplace Rule 4450(e)(2), we have a period of 180 calendar days, or until March 15, 2010, to regain compliance with the minimum bid price requirement. If we do not regain compliance by March 15, 2010, NASDAQ would provide written notification that our common shares will be delisted, after which we may appeal to the NASDAQ Listing Qualifications Panel. Alternatively, we could apply to transfer our common shares to The NASDAQ Capital Market if we satisfy all of the requirements, other than the minimum bid price requirement, for initial listing on The NASDAQ Capital Market set forth in Marketplace Rule 5505. If we were to elect to apply for such transfer and if we satisfy the applicable requirements and our application is approved, we would have an additional 180 days to regain compliance with the minimum bid price rule while listed on The NASDAQ Capital Market.

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

We have experienced significant losses and, as of September 30, 2009, we had an accumulated deficit of $787.5 million.

For the three months ended September 30, 2009, we had a net income of approximately $1.5 million or $0.01 per common share (basic and diluted). For the nine months ended September 30, 2009, we had a net loss of approximately $2.4 million or $0.02 per common share (basic and diluted). For the three and nine months ended September 30, 2008, we had a net loss of approximately $20.4 million and $55.2 million, respectively, or $0.15 per common share and $0.42 per common share (basic and diluted), respectively.

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

We are authorized to issue, without shareholder approval, 1,000,000 preference shares, of which 2,959 were issued and outstanding as of November 5, 2009, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common shares. In addition, we are authorized to issue, generally without shareholder approval, up to 400,000,000 common shares, of which 198,937,455 were issued and outstanding as of November 5, 2009. If we issue additional equity securities, the price of our common shares may be materially and adversely affected.

In the third quarter of 2009, we entered into an At Market Issuance Sales Agreement, with Wm Smith & Co. (“Wm Smith”), under which we may sell up to 25,000,000 of our common shares from time to time through Wm Smith, as the agent for the offer and sale of the common shares. Wm Smith may sell these common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including but not limited to sales made directly on the NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. Wm Smith may also sell the common shares in privately negotiated transactions, subject to our approval.

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

There can be no assurance that the market price of our common shares will not decline below its present market price or that there will be an active trading market for our common shares. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. We have experienced significant volatility in the price of our common shares. From January 1, 2009 through November 5, 2009, our share price has ranged from a high of $1.34 to a low of $0.37. Factors contributing to such volatility include, but are not limited to:

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

In the United States, the Food and Drug Administration (“FDA”) regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe that most of our product candidates will be regulated by the FDA as biologics. Initiation of clinical trials requires approval by health authorities. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with FDA and International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use Good Clinical Practices and the European Clinical Trials Directive under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Other national, foreign and local regulations may also apply. The developer of the drug must provide information relating to the characterization and controls of the product before administration to the patients participating in the clinical trials. This requires developing approved assays of the product to test before administration to the patient and during the conduct of the trial. In addition, developers of pharmaceutical products must provide periodic data regarding clinical trials to the FDA and other health authorities, and these health authorities may issue a clinical hold upon a trial if they do not believe, or cannot confirm, that the trial can be conducted without unreasonable risk to the trial participants. We cannot assure you that U.S. and foreign health authorities will not issue a clinical hold with respect to any of our clinical trials in the future.

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

Furthermore, a marketing approval of a product may be withdrawn by the FDA, the European Commission or another regulatory agency or such a product may be voluntarily withdrawn by the company marketing it based, for example, on subsequently-arising safety concerns. In February of 2009, the European Medicines Agency (“EMEA”) announced that it had recommended suspension of the marketing authorization of RAPTIVA® in the European Union and that its Committee for Medicinal Products for Human Use (“CHMP”) had concluded that the benefits of RAPTIVA® no longer outweigh its risks because of safety concerns, including the occurrence of progressive multifocal leukoencephalopathy (“PML”) in patients taking the medicine. In the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA® from the U.S. market, based on the association of RAPTIVA® with an increased risk of PML.

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

For example, in 2003, we completed two Phase 1 trials of XOMA 629, a BPI-derived topical peptide compound targeting acne, evaluating the safety, skin irritation and pharmacokinetics. In January of 2004, we announced the initiation of Phase 2 clinical testing in patients with mild-to-moderate acne. In August of 2004, we announced the results of a Phase 2 trial with XOMA 629 gel. The results were inconclusive in terms of clinical benefit of XOMA 629 compared with vehicle gel. In 2007, after completing an internal evaluation of this program, we chose to reformulate and focus development efforts on the use of this reformulated product candidate in superficial skin infections, including impetigo and the eradication of staphylococcus aureus. In the fourth quarter of 2008, we decided to curtail all spending on XOMA 629 in response to current economic conditions and to focus our financial resources on XOMA 052.

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

To the extent our present and future revenues consist of royalties on product sales, our revenues will rely on sales of products marketed and sold by others.

We have only a royalty interest in CIMZIA® and receive revenues from sales of CIMZIA® in the U.S. and Switzerland for the treatment of moderate-to-severe Crohn’s disease and in the U.S. for the treatment of moderate-to-severe rheumatoid arthritis. CIMZIA® was approved in the United States in April of 2008 and in Switzerland in September of 2007 for the treatment of Crohn’s disease. In March of 2008, UCB Celltech, a branch of UCB S.A (“UCB”), announced that the CHMP had rejected UCB’s appeal following CHMP’s previously-announced refusal of UCB’s marketing authorization application for CIMZIA® in the treatment of Crohn’s disease. In May of 2009, CIMZIA® was approved by the FDA for the treatment of moderate-to-severe rheumatoid arthritis in adults. UCB is responsible for the marketing and sales effort in support of this product. We have no role in marketing and sales efforts, and UCB does not have an express contractual obligation to us regarding the marketing or sales of CIMZIA®.

Successful commercialization of CIMZIA® is subject to a number of risks, including, but not limited to:

•	UCB’s willingness and ability to implement their marketing and sales effort and achieve sales;

•	the strength of competition from other products being marketed or developed to treat Crohn’s disease and rheumatoid arthritis;

•	the occurrence of adverse events which may give rise to safety concerns;

•	physicians’ and patients’ acceptance of CIMZIA® as a treatment for Crohn’s disease and rheumatoid arthritis;

•	manufacturer’s ability to provide manufacturing capacity to meet demand for the products;

•	pricing and reimbursement issues; and

•	expiration of patents and royalties.

We do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest.

Although CIMZIA® was approved in the United States in April of 2008 and in Switzerland in September of 2007 for the treatment of Crohn’s disease, and in the United States in May of 2009 for the treatment of rheumatoid arthritis, it may not be accepted in the marketplace. Furthermore, even if other products in which we have an interest receive approval in the future, they may not be accepted in the marketplace. In addition, we or our collaborators or licensees may experience difficulties in launching new products, many of which are novel and based on technologies that are unfamiliar to the healthcare community. We have no assurance that healthcare providers and patients will accept such products, if developed. For example, physicians and/or patients may not accept a product for a particular indication because it has been biologically derived (and not discovered and developed by more traditional means) or if no biologically derived products are currently in widespread use in that indication. Similarly, physicians may not accept a product, such as CIMZIA®, if they believe other products to be more effective or are more comfortable prescribing other products.

Safety concerns may also arise in the course of on-going clinical trials or patient treatment as a result of adverse events or reactions. For example, in February of 2009, the EMEA announced that it had recommended suspension of the marketing authorization of RAPTIVA® in the European Union and EMD Serono Inc., the company that marketed RAPTIVA® in Canada (“EMD Serono”) announced that, in consultation with Health Canada, the Canadian health authority (“Health Canada”), it would suspend marketing of RAPTIVA® in Canada. In March of 2009, Merck Serono Australia Pty Ltd, the company that marketed RAPTIVA® in Australia (“Merck Serono Australia”), following a recommendation from the Therapeutic Goods Administration, the Australian health authority (“TGA”), announced that it was withdrawing RAPTIVA® from the Australian market. In the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA® from the U.S. market, based on the association of RAPTIVA® with an increased risk of PML. As a result, sales of RAPTIVA® ceased in the second quarter of 2009.

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

UCB is responsible for manufacturing or arranging for the manufacturing of commercial quantities of CIMZIA®. Should UCB have difficulty in providing manufacturing capacity to produce this product in sufficient quantities, we do not know whether they will be able to meet market demand. If not, we will not realize revenues from the sales of this product. If any of our product candidates are approved, because we have never commercially introduced any pharmaceutical products, we do not know whether the capacity of our existing manufacturing facilities can be increased to produce sufficient quantities of our products to meet market demand. Also, if we or our third party collaborators or licensees need additional manufacturing facilities to meet market demand, we cannot predict that we will successfully obtain those facilities because we do not know whether they will be available on acceptable terms. In addition, any manufacturing facilities acquired or used to meet market demand must meet the FDA’s quality assurance guidelines.

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

•

In March of 2005, we entered into a contract with the National Institute of Allergy and Infectious Diseases (“NIAID”) to produce three monoclonal antibodies designed to protect United States citizens against the harmful effects of botulinum neurotoxin used in bioterrorism. In July of 2006, we entered into an additional contract with NIAID for the development of an appropriate formulation for human administration of these three antibodies in a single injection. In September of 2008, we announced that we were awarded an additional contract with NIAID to support our on-going development of drug candidates toward clinical trials in the treatment of botulism poisoning.

•

We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 50 companies. As of September 30, 2009, we were aware of two antibody products manufactured using this technology that have received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular (wet) age-related macular degeneration and UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis.

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

•

In September of 2006, we entered into an agreement with Taligen Therapeutics, Inc. (“Taligen”) which formalized an earlier letter agreement, which was signed in May of 2006, for the development and cGMP manufacture of a novel antibody fragment for the potential treatment of inflammatory diseases. In May of 2007, we and Taligen entered into a letter agreement which provided that we would not produce a cGMP batch at clinical scale pursuant to the terms of the agreement entered into in September of 2006. In addition, the letter agreement provided that we would conduct and complete the technical transfer of the process to Avecia Biologics Limited or its designated affiliate (“Avecia”). The letter agreement also provided that, subject to payment by Taligen of approximately $1.7 million, we would grant to Avecia a non-exclusive, worldwide, paid-up, non-transferable, non-sublicensable, perpetual license under our owned project innovations. We received $0.6 million as the first installment under the payment terms of the letter agreement but not the two additional payments totaling approximately $1.1 million to which we were entitled upon fulfillment of certain obligations. In May of 2009, the matter was resolved by agreement of the parties in a manner that had no further impact on our financial position.

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

XOMA 052

We have initiated clinical testing of XOMA 052, a potent anti-inflammatory monoclonal antibody targeting IL-1 beta, in Type 2 diabetes patients and cardiovascular disease patients. Other companies are developing other products based on the same or similar therapeutic targets as XOMA 052 and these products may prove more effective than XOMA 052. We are aware that:

•

In June of 2009, Novartis announced it had received U.S. marketing approval for Ilaris® (canakinumab), a fully human monoclonal antibody targeting IL-1 beta, to treat children and adults with Cryopyrin-Associated Periodic Syndromes (“CAPS”). In July of 2009, Novartis announced that Ilaris® was recommended for approval in the European Union for CAPS. Canakinumab is also in clinical trials in Type 2 diabetes, chronic obstructive pulmonary disorder, certain forms of gout and systemic juvenile rheumatoid arthritis.

•

In 2008, Biovitrum AB obtained a worldwide exclusive license to Amgen Inc. (“Amgen”)’s Kineret® (anakinra) for its current approved indication. Kineret® is an IL-1 receptor antagonist (IL-1ra) currently marketed to treat rheumatoid arthritis and has been evaluated over the years in multiple IL-1 mediated diseases, including Type 2 diabetes and other indications we are considering for XOMA 052.

•

In February of 2008, Regeneron Pharmaceuticals, Inc. (“Regeneron”) announced it had received marketing approval from the FDA for ARCALYST® (rilonacept) Injection for Subcutaneous Use, an interleukin-1 blocker or IL-1 Trap, for the treatment of CAPS, including Familial Cold Auto-inflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 and older. In July of 2009, Regeneron announced that rilonacept was recommended for approval in the European Union for CAPS. In March of 2009, Regeneron announced the initiation of a Phase 3 program with rilonacept in gout, which includes four clinical trials.

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

XOMA 3AB

•

In May of 2006, the U.S. Department of Health & Human Services awarded Cangene Corporation (“Cangene”) a five-year, $362 million contract under Project Bioshield. The contract requires Cangene to manufacture and supply 200,000 doses of an equine heptavalent botulism anti-toxin to treat individuals who have been exposed to the toxins that cause botulism.

•	Emergent BioSolutions, Inc. is currently in development of a botulism immunoglobulin candidate that may compete with our anti-botulinum neurotoxin monoclonal antibodies.

•

We are aware of additional companies that are pursuing biodefense-related antibody products. PharmAthene, Inc. and Human Genome Sciences, Inc. are developing anti-anthrax antibodies. Cangene and Emergent BioSolutions, Inc. are developing anti-anthrax immune globulin products. These products may compete with our efforts in the areas of other monoclonal antibody-based biodefense products, and the manufacture of antibodies to supply strategic national stockpiles.

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

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, us and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraud, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. On April 29, 2009 and May 22, 2009, two additional complaints were filed in the same court in lawsuits captioned Heinen et al v. Genentech, Inc., et al, Case No. 09-449804 and York et al v. Genentech, Inc., et al, Case No. 09-453932. Those complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of two individuals’ treatment with RAPTIVA®. Four of the plaintiffs filed amended complaints on July 21, 2009 and October 10, 2009 that separate the plaintiffs and add factual allegations but do not allege any new causes of action. The fifth plaintiff withdrew her complaint without prejudice. Even though Genentech has agreed to indemnify us, there can be no assurance that this or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

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

As a result of the workforce reduction, we significantly reduced operations in four leased buildings in the first quarter of 2009. In the second quarter of 2009, we resumed operations in one of these buildings and vacated another resulting in a restructuring charge. The net book value of fixed assets in two remaining buildings potentially subject to write-down is approximately $8.9 million as of September 30, 2009. Although we have determined that there was no impairment of these assets as of September 30, 2009, there can be no assurance that we will not determine otherwise as of a future date and as a consequence write down these assets as impaired, and any such write-down may be significant.

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

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 190 employees as of November 5, 2009. We anticipate that we will require additional experienced executive, accounting, research and development, legal, administrative and other personnel in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

In September of 2009, XOMA fully repaid its term loan facility with Goldman Sachs Specialty Lending Holdings, Inc. As previously disclosed, XOMA was not in compliance with the requirements of the relevant provisions of this loan facility, due to the cessation of royalties from sales of RAPTIVA® related to its market withdrawal in the first half of 2009. Repayment of this loan facility discharged all of the Company’s obligations to the lenders.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number

10.18A	Agreement related to LUCENTIS® License Agreement and RAPTIVA® Collaboration Agreement dated September 9, 2009, by and between XOMA (Bermuda) Ltd., XOMA (US) LLC and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)

10.35	Discovery Collaboration Agreement dated September 9, 2009, by and between XOMA Development Corporation and Arana Therapeutics Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)

10.36	At Market Issuance Sales Agreement dated July 14, 2009, by and between XOMA Ltd. and Wm Smith & Co.

31.1	Certification of Steven B. Engle, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Fred Kurland, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Steven B. Engle, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Fred Kurland, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated November 9, 2009, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Ltd.

Date: November 9, 2009	By:	/s/ STEVEN B. ENGLE
Steven B. Engle Chairman, Chief Executive Officer and President

Date: November 9, 2009	By:	/s/ FRED KURLAND
Fred Kurland Vice President, Finance and Chief Financial Officer