Form 10-Q/A
period 2007-03-31
XOMA LTD /DE/
filed 2010-03-05
CIK 791908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (the “Form 10-Q”) for the sole purpose of re-filing Exhibit 10.48 thereto in order to respond to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.48.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to the Form 10-Q, and the Exhibit Index included in the Form 10-Q is being amended to reflect certain technical corrections.

Except as described above, no other changes have been made to the Form 10-Q.  This Amendment does not modify or update the disclosures or financial statements in the Form 10-Q or otherwise reflect any events occurring after the original filing of the Form 10-Q.  As a result, this Amendment should be read in conjunction with the Form 10-Q.

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

31.1	Certification of Steven B. Engle, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Fred Kurland, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Steven B. Engle, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Fred Kurland, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated May 10, 2007 (previously furnished)

XOMA Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Ltd.

Date: March 5, 2010	By:	/s/ STEVEN B. ENGLE
Steven B. Engle
Chairman of the Board, Chief Executive Officer and President

Date: March 5, 2010	By:	/s/ FRED KURLAND
Fred Kurland
Vice President, Finance and Chief Financial Officer