Form 10-Q/A
period 2008-06-30
XOMA LTD /DE/
filed 2010-03-05
CIK 791908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  __   No  x

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2008
Common Shares, U.S. $0.0005 par value	132,332,075

Explanatory Note

We are filing this Amendment No. 2 (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as previously amended by Amendment No. 1 filed with the SEC on September 11, 2008 (the “Form 10-Q”) for the sole purpose of re-filing Exhibit 10.37 thereto in order to respond to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.37.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to the Form 10-Q, and the Exhibit Index included in the Form 10-Q is being amended to reflect certain technical corrections.

Except as described above, no other changes have been made to the Form 10-Q.  This Amendment does not modify or update the disclosures or financial statements in the Form 10-Q or otherwise reflect any events occurring after the original filing of the Form 10-Q.  As a result, this Amendment should be read in conjunction with the Form 10-Q.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.37
Amended & Restated Loan Agreement, dated as of May 9, 2008 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)

31.1	Certification of Steven B. Engle, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Fred Kurland, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Steven B. Engle, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Fred Kurland, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated August 7, 2008 (previously furnished)

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