Form 10-Q/A
period 2009-09-30
XOMA LTD /DE/
filed 2010-03-05
CIK 791908

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

 Explanatory Note

We are filing this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (the “Form 10-Q”) for the sole purpose of re-filing Exhibit 10.35 thereto in order to respond to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.35.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to the Form 10-Q, and the Exhibit Index included in the Form 10-Q is being amended to reflect certain technical corrections.

Except as described above, no other changes have been made to the Form 10-Q.  This Amendment does not modify or update the disclosures or financial statements in the Form 10-Q or otherwise reflect any events occurring after the original filing of the Form 10-Q.  As a result, this Amendment should be read in conjunction with the Form 10-Q.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number
10.18A
Agreement related to LUCENTIS License Agreement and RAPTIVA Collaboration Agreement dated September 9, 2009, by and between XOMA (Bermuda) Ltd., XOMA (US) LLC and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (previously filed)

10.35
Discovery Collaboration Agreement dated September 9, 2009, by and between XOMA Development Corporation and Arana Therapeutics Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)

10.36	At Market Issuance Sales Agreement dated July 14, 2009, by and between XOMA Ltd. and Wm Smith & Co. (previously filed)

31.1	Certification of Steven B. Engle, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Fred Kurland, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Steven B. Engle, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Fred Kurland, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated November 9, 2009 (previously furnished)

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