Form 10-K
period 2009-12-31
XOMA LTD /DE/
filed 2010-03-11
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                     to

Commission File No. 0-14710

XOMA Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	52-2154066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2910 Seventh Street, Berkeley, California 94710	(510) 204-7200
(Address of principal executive offices, including zip code)	(Telephone Number)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Shares, U.S. $0.0005 par value Preference Share Purchase Rights	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of voting shares held by non-affiliates of the registrant is $134,644,609 as of June 30, 2009

Number of Common Shares outstanding as of March 9, 2010: 261,191,984

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the Company’s 2010 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Report.

XOMA Ltd.

2009 FORM 10-K ANNUAL REPORT

i

PART I

Item 1.	Business

Overview

XOMA Ltd. (“XOMA”), a Bermuda company, is a biopharmaceutical company focused on the discovery, development and manufacture of therapeutic antibodies designed to treat inflammatory, autoimmune, infectious and oncological diseases. Our proprietary development pipeline includes XOMA 052, an anti-interleukin-1 beta (“IL-1 beta”) antibody, XOMA 3AB, a biodefense anti-botulism antibody candidate, and preclinical antibody discovery programs in several indications. We have a fully integrated product development platform, extending from preclinical science to development and manufacturing. We have multiple revenue streams resulting from the licensing of antibody technologies, biodefense contracts and discovery and development collaborations and product royalties. Our technologies have contributed to the success of marketed antibody products, including LUCENTIS® (ranibizumab injection) for wet age-related macular degeneration and CIMZIA® (certolizumab pegol) for rheumatoid arthritis and Crohn’s disease.

We have established on-going technology licensing programs for certain of our proprietary technologies, which have attracted numerous significant licensees including Bayer Heathcare AG, Johnson & Johnson (formerly Centocor, Inc.), Merck & Co., Inc. (“Merck”), Pfizer Inc. (“Pfizer”) and Takeda Pharmaceutical Company Limited (“Takeda”). We have a premier antibody discovery and development platform that includes multiple antibody discovery or phage display libraries that increase our ability and that of our partners to discover new therapeutic antibodies. Once an antibody is discovered, we use a number of proprietary technologies including our Human Engineering™, affinity maturation, bacterial cell expression and manufacturing technologies to enhance and improve the qualities of the antibodies for efficacy, safety, stability, productivity and cost. Some of XOMA’s technologies are used widely across the industry and have generated significant revenues for the company. For example, bacterial cell expression technology is a key biotechnology for the discovery and manufacture of antibodies and other proteins. Thus far, more than 50 pharmaceutical and biotechnology companies have signed bacterial cell expression licenses with us, and a number of licensed product candidates are in clinical development.

Our biodefense initiatives currently include a $65 million multiple-year contract funded by the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), to support our ongoing development of drug candidates toward clinical trials in the treatment of botulism poisoning. XOMA also develops products with premier pharmaceutical companies including Novartis AG (“Novartis”), Schering-Plough Research Institute, a division of Schering Corporation, now a subsidiary of Merck (referred to herein as “Merck/Schering-Plough”) and Takeda.

Strategy

We are advancing a pipeline of biologic products using our proven expertise, technologies and capabilities from antibody discovery through product development. We seek to expand our pipeline by developing proprietary products and technologies, providing contract services to government agencies responsible for biodefense and entering into licensing and collaborative arrangements with pharmaceutical and biotechnology companies. The principal elements of our strategy are to:

•

Focus on advancing XOMA 052, our lead product candidate. Using our proprietary antibody technologies, capabilities and expertise, we discovered XOMA 052, an anti-IL-1 beta antibody, currently in Phase 2 clinical development for Type 2 diabetes, Type 1 diabetes, cardiovascular disease and other diseases. XOMA 052 has the potential to address the underlying inflammatory causes of a wide range of unmet medical needs by targeting IL-1 beta, which triggers inflammatory pathways in the body. In 2009, we successfully completed Phase 1 clinical development of XOMA 052 in Type 2 diabetes patients in which XOMA 052 was well-tolerated in a wide range of doses and demonstrated biological activity in diabetic outcomes and biomarkers of cardiovascular risk and inflammation.

•

Generate licensing revenue from proprietary technologies and collaborations. We have a history of generating significant revenue from our proprietary technologies, including our antibody phage display libraries and our bacterial cell expression technology. In 2009, we entered into technology collaborations with several companies to provide access to multiple proprietary antibody research and development technologies. In addition, we have licensed our bacterial cell expression technology to more than 50 companies in exchange for license, milestone and other fees, royalties and complementary technologies, and a number of licensed product candidates are in clinical development. We believe that we can continue to generate significant revenue from our proprietary technologies in the future.

•

Continue building biodefense business. To date, we have been awarded three contracts, totaling nearly $100 million, from NIAID, to support our ongoing development of XOMA 3AB and additional product candidates toward clinical trials in the treatment of botulism poisoning. In addition, in 2009 we expanded our biodefense programs to include two subcontracts with SRI International totaling $3.9 million, funded through NIAID, for the development of antibodies to neutralize H1N1 and H5N1 influenza viruses and the virus that causes severe acute respiratory syndrome (“SARS”). We will continue to seek further opportunities to work with government and other institutions.

Proprietary Products

As part of our strategy, we are focusing our technology and resources on advancing our emerging proprietary pipeline. Below is a summary of our proprietary products:

•

XOMA 052 is a potent monoclonal antibody with the potential to improve the treatment of patients with a wide variety of inflammatory diseases. XOMA 052 binds strongly to IL-1 beta, a pro-inflammatory cytokine involved in the development of Type 2 diabetes, cardiovascular disease, rheumatoid arthritis, gout and other diseases. By binding to IL-1 beta, XOMA 052 inhibits the activation of the IL-1 receptor, thereby preventing the cellular signaling events that produce inflammation. XOMA 052 is a humanized IgG2 antibody with a half-life of 22 days. Based on its binding properties, specificity to IL-1 beta and half-life, XOMA 052 may provide convenient dosing of once per month or less frequently.

In the fourth quarter of 2009, we announced the initiation of our Phase 2 clinical program for XOMA 052 in Type 2 diabetes, Type 1 diabetes and cardiovascular disease. The clinical trials are designed to further evaluate the use of multiple dose regimens on the safety, pharmacodynamics and efficacy of XOMA 052 in cardiometabolic and other diseases, and based on positive results, select doses for pivotal Phase 3 studies. In February of 2010, we announced that enrollment had begun in a 325-patient Phase 2 dose-ranging clinical trial of XOMA 052 in Type 2 diabetes patients. The initiation of the Phase 2 clinical program follows the announcement in July of 2009 of positive results from the U.S. Phase 1 trial, which continued to demonstrate that XOMA 052 is well tolerated in patients. Further XOMA 052 showed clinically meaningful reductions in glycosylated hemoglobin, fasting blood glucose, high sensitivity C-reactive protein and erythrocyte sedimentation rate, a standard biomarker of systemic inflammation and cardiovascular risk. Generally, a more consistent response was seen across patients in a multiple dose regimen compared to the single dose regimens. Pharmacokinetic results continue to support monthly or less frequent dosing.

We developed XOMA 052 using our proprietary antibody technologies, capabilities and expertise. XOMA owns worldwide rights to the antibody and related intellectual property.

•

XOMA 3AB is a multi-antibody product designed to neutralize the most potent of the botulinum toxins, Type A, which causes paralysis and is a bioterrorism threat. Our anti-botulism program was recently expanded to include additional product candidates and is the first of its kind to combine multiple human antibodies to target a broad spectrum of the most toxic botulinum toxins, including the three most toxic serotypes of botulism, Types A, B and E. The antibodies are designed to bind to each toxin and enhance the clearance of the toxin from the body. The use of multiple antibodies increases the likelihood of clearing the harmful toxins by providing specific protection against each toxin type. In contrast to existing agents that treat botulism, XOMA uses advanced human monoclonal antibody technologies in an effort to achieve superior safety, potency and efficacy, and avoid life threatening immune reactions associated with animal-derived products.

XOMA 3AB is in the pre-Investigational New Drug (“IND”) stage, currently in nonclinical studies to assess safety through funding provided by NIAID. We have a history of successfully providing contract services to the U.S. government for the development of anti-botulinum neurotoxin antibodies.

•

Preclinical Product Pipeline: We are pursuing additional opportunities to further broaden our preclinical product pipeline. These include internal discovery programs, product development collaborations with other pharmaceutical and biotechnology companies and evaluations of product in-licensing, in-kind product trades and acquisition opportunities.

Partnership Products

XOMA partners with world-class organizations in research and development of new antibody products. Below is a list of activities in 2009 through such collaborations:

•

Therapeutic Antibodies with Takeda: Since 2006, Takeda has been a partner for therapeutic monoclonal antibody discovery and development against multiple targets selected by them. In February of 2009, we expanded our existing collaboration to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems. As part of the expanded collaboration, we received a $29 million expansion fee, before taxes and other costs, and we may receive potential milestones and royalties on sales of antibody products in the future.

•

Therapeutic Antibodies with Merck/Schering-Plough: Merck/Schering-Plough has been a partner since 2006 for therapeutic monoclonal antibody discovery and development against multiple targets selected by them, and we are currently supporting development through this partnership.

•

Therapeutic Antibodies with Novartis: In November of 2008, we restructured our product development collaboration with Novartis. Under the restructured agreement, Novartis received control over the two ongoing programs under the original product development collaboration entered into in 2004 with Novartis (then Chiron Corporation). In exchange, we recognized $13.7 million in revenue in 2008 and may, in the future, receive milestones and double-digit royalty rates for the programs and options to develop or receive royalties on four additional programs. In December of 2008, we entered into a Manufacturing and Technology Transfer Agreement with Novartis, effective July 1, 2008. Under this agreement, XOMA was engaged by Novartis to perform research and development, process development, manufacturing and technology transfer activities with respect to the ongoing product programs now controlled by Novartis under the restructured product development collaboration. We completed this work in the third quarter of 2009.

Royalties and Technology Licenses

Royalties

XOMA earns low-single digit royalties on sales of CIMZIA® (certolizumab pegol) in the U.S. and Canada from UCB Celltech, a branch of UCB S.A. (“UCB”). Royalties earned from these sales were $0.5 million in 2009 and $0.1 in 2008. CIMZIA®, an anti-tumor necrosis factor product, was approved by the U.S. Food and Drug Administration (“FDA”) in April of 2008 for the treatment of moderate-to-severe Crohn’s disease in adults who have not responded to conventional therapies. In addition, CIMZIA® was approved for the treatment of moderate-to-severe rheumatoid arthritis in adults by the FDA in May of 2009 and in Canada in September of 2009. UCB is responsible for the marketing and sales effort in support of this product. According to UCB, worldwide net sales of CIMZIA® were approximately $104.6 million during 2009.

XOMA earned mid- and low-single digit royalties on the following marketed antibody products in 2009:

•

LUCENTIS® (ranibizumab injection) by Genentech, Inc., a wholly-owned member of the Roche Group (referred to herein as “Genentech”): LUCENTIS®, for the treatment of neovascular wet age-related macular degeneration, was approved by the FDA in June of 2006 and in the European Union in January of 2007, where it is distributed by Novartis. It is the first marketed therapeutic product manufactured under a license using our bacterial cell expression technology. In the third quarter of 2009, we sold our LUCENTIS® royalty interest to Genentech for $25 million, which included the receipt of royalties of $2.7 million earned in the second quarter of 2009 and an additional cash payment of $22.3 million. We earned royalties on worldwide sales of LUCENTIS® for the first half of 2009 of $5.1 million. During 2008, we earned royalties on worldwide sales of LUCENTIS® of $8.8 million.

•

RAPTIVA® (efalizumab) with Genentech: RAPTIVA®, a humanized therapeutic monoclonal antibody, was the first biologic therapy designed to provide long-term control of chronic moderate-to-severe plaque psoriasis. RAPTIVA® was approved by the FDA in October of 2003 and in the European Union in September of 2004. RAPTIVA® was withdrawn from the commercial drug markets due to safety concerns in the first half of 2009, at which point royalties from RAPTIVA® sales ceased. In 2009, we earned royalties of $1.2 million from worldwide sales of RAPTIVA®, compared with $12.2 million during 2008. Refer to “We do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest” and “We are exposed to an increased risk of product liability claims, and a series of related cases is currently pending against us” under Item 1A: Risk Factors for a discussion of certain risks associated with RAPTIVA®.

Technology Licenses

Below is a summary of certain proprietary technologies owned by us and available for licensing to other companies:

•

Antibody discovery technologies: XOMA uses human antibody phage display libraries in its discovery of therapeutic candidates, and we offer access to multiple libraries, including novel libraries developed internally, as part of our collaboration business. We believe that access to multiple libraries offers a number of benefits to XOMA and its partners, because it enables use of libraries best suited to the needs of a particular discovery project to increase the probability of technical and business success in finding rare and unique functional antibodies directed to targets of interest.

In 2009, we recognized $42.3 million in revenue related to the licensing of our antibody discovery technologies. In February of 2009, we expanded our existing collaboration with Takeda to provide Takeda with access to multiple antibody discovery technologies for a $29 million expansion fee, before taxes and other costs. In addition, in the second half of 2009, we entered into antibody discovery collaborations with Arana Therapeutics Limited, a wholly-owned subsidiary of Cephalon, Inc. (“Arana”), and The Chemo-Sero-Therapeutic Research Institute, a Japanese research foundation known as Kaketsuken, involving multiple proprietary XOMA antibody research and development technologies for fees of $6 million and $8 million, respectively. We may be entitled to future milestone payments and royalties on product sales related to the antibody discovery collaborations.

•

Bacterial Cell Expression: The production or expression of antibodies using bacteria is an enabling technology for the discovery and selection, as well as the development and manufacture, of recombinant protein pharmaceuticals, including diagnostic and therapeutic antibodies for commercial purposes. Genetically engineered bacteria are used in the recombinant expression of target proteins for biopharmaceutical research and development. Reasons include the relative simplicity of gene expression in bacteria as well as many years of experience culturing such species as E. coli in laboratories and manufacturing facilities. In support of our own biopharmaceutical development efforts, XOMA scientists have developed bacterial expression technologies for producing antibodies and other recombinant protein products.

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

Many licensees of our bacterial cell expression technology have developed, or are in the process of developing, antibodies for which we may be entitled to future milestone payments and royalties on product sales. Under the terms of our license agreement with Pfizer, signed in 2007, we received an up-front cash payment of $30 million and from 2008 through 2009 we received four milestone payments relating to four undisclosed product candidates, including a payment of $0.5 million for the initiation of a Phase 3 clinical trial. We are also eligible for additional milestone, royalty and other fees on future sales of all products subject to this license.

Current licensees include but are not limited to the following companies:

Active Biotech AB	Crucell Holland B.V.	Novartis AG

Affimed Therapeutics AG	Dompe, s.p.a.	Pfizer, Inc.

Affitech AS	Dyax Corp.	Schering Corporation (now a subsidiary of Merck & Co., Inc.)

Alexion Pharmaceuticals, Inc.	E.I. duPont de Nemours and Company	Takeda Pharmaceutical Company Ltd.

Applied Molecular Evolution, Inc. (now a subsidiary of Eli Lilly and Company)	Eli Lilly and Company	The Medical Research Council

Avecia Limited	Genentech, Inc. (now a member of the Roche Group)	UCB S.A.

Aventis Pharma Deutschland GmbH (Hoechst) (now Sanofi-Aventis)	Invitrogen Corporation	Unilever plc

Bayer Healthcare AG	Merck & Co., Inc.	Verenium Corporation

BioInvent International AB	Mitsubishi Tanabe Pharma Corporation	Wyeth Pharmaceuticals Division (now a member of Pfizer, Inc.)

Centocor, Inc.	MorphoSys AG	ZymoGenetics, Inc.

These licenses are sometimes associated with broader agreements which may include expanded license rights, cell line development and process development.

•

Human Engineering™: Human Engineering™ is a proprietary technology that allows modification of non-human monoclonal antibodies to reduce or eliminate detectable immunogenicity and make them suitable for medical purposes in humans. The technology uses a unique method developed by us, based on analysis of the conserved structure-function relationships among antibodies. The method defines which residues in a non-human variable region are candidates to be modified. The result is a Human Engineered™ antibody with preserved antigen binding, structure and function, and with eliminated or greatly reduced immunogenicity. Human Engineering™ technology is used in development of XOMA 052 and certain other antibody products.

•	Targeted Affinity Enhancement™ (TAE): TAE is a proprietary technology involving the assessment and guided substitution of amino acids in antibody variable regions, enabling efficient optimization of antibody binding affinity and selectivity modulation. TAE generates a comprehensive map of the effects of amino acid mutations likely to impact binding. The technology is utilized by XOMA scientists and has been licensed to a number of our collaborators.

We also have access to certain intellectual property rights and services that augment our existing integrated antibody technology platform and development capabilities and further compress product development timelines. This broad antibody technology platform and expertise is available for building our antibody product pipeline as well as those of our collaborators.

Proprietary Product Summary:

The following table describes important information related to the proprietary products we are currently developing:

Program	Description	Indication	Status	Developer

XOMA 052	HE™ antibody to IL-1 beta	Type 2 diabetes, Type 1 diabetes, cardiovascular disease and rheumatology disease	Phase 2 for Type 2 diabetes, Type 1 diabetes, cardiovascular disease	Proprietary

XOMA 3AB	Therapeutic antibodies to multiple botulinum neurotoxins	Botulism poisoning	Pre-IND	Proprietary (NIAID-funded)

Multiple preclinical programs	Fully human monoclonal antibodies to undisclosed disease targets	Inflammatory, autoimmune, infectious and oncological diseases	Preclinical	Proprietary

Partnership Product Summary:

The following table describes important information related to certain products that we are currently developing or have developed in the past, for which we may earn royalties on product sales in the future:

Program	Description	Indication	Status	Developer

Therapeutic antibodies	Fully human monoclonal antibodies to undisclosed disease targets	Undisclosed	Preclinical	Takeda (fully-funded)

Therapeutic antibodies	Fully human monoclonal antibodies to undisclosed disease targets	Undisclosed	Pre-IND	Merck/Schering-Plough (fully-funded)

HCD 122 and other therapeutic antibodies	Fully human antibody to CD40 and other monoclonal antibodies to undisclosed disease targets	B-cell cancers and other undisclosed diseases	Various phases of clinical and preclinical development	Novartis

Licensed Product Summary:

The following table describes important information related to certain products developed under licenses with us, for which we earn or may earn royalties on product sales in the future:

Program	Description	Indication	Status	Developer

CIMZIA® (certolizumab pegol)	Anti-TNF alpha antibody fragment	Rheumatoid arthritis and Crohn’s disease	Marketed in the U.S. and Canada for which XOMA earns royalties on product sales	UCB (marketed product)

Various products in development by Pfizer	Various monoclonal antibodies to undisclosed disease targets	Undisclosed diseases	Various phases of clinical and preclinical development	Pfizer

Various products in development by other licensees	Various monoclonal antibodies to undisclosed disease targets	Undisclosed diseases	Various phases of clinical and preclinical development	Various licensees

Financial and Legal Arrangements of Product Collaborations, Licensing and Other Arrangements

Current Agreements

Takeda

In November of 2006, we entered into a fully funded collaboration agreement with Takeda for therapeutic monoclonal antibody discovery and development. Under the agreement, we will discover and optimize therapeutic antibodies against multiple targets selected by Takeda. Takeda will make up-front, annual maintenance and milestone payments to us, fund our research and development and manufacturing activities for preclinical and early clinical studies and pay royalties on sales of products resulting from the collaboration. Takeda will be responsible for clinical trials and commercialization of drugs after an IND submission and is granted the right to manufacture once a product enters into Phase 2 clinical trials. In the fourth quarter of 2009, certain discovery and development programs under this collaboration were discontinued following analysis of the research data. This resulted in the recognition of $2.8 million of the remaining unamortized balance in deferred revenue pertaining to the discontinued programs.

In February of 2009 we expanded our existing collaboration to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems. We received a $29 million expansion fee, of which $23.2 million was received in cash in February of 2009 and the remainder was withheld for payment to the Japanese taxing authority. After deducting $0.9 million in costs incurred through the third quarter of 2009 related to the agreement, we recognized $28.1 million in revenue in 2009. We may receive potential milestones and royalties on sales of antibody products in the future.

Arana

In September of 2009, we entered into an antibody discovery collaboration with Arana, a wholly-owned subsidiary of Cephalon, Inc., involving multiple proprietary XOMA antibody research and development technologies, including a new antibody phage display library and a suite of integrated information and data management systems. Arana agreed to pay us a fee of $6 million, and we may be entitled to future milestone payments, aggregating up to $3 million per product, and royalties on product sales.

Kaketsuken

In October of 2009, we entered into an antibody discovery collaboration with Kaketsuken, a Japanese research foundation, involving multiple proprietary XOMA antibody research and development technologies, including a new antibody phage display library and a suite of integrated information and data management systems. Kaketsuken agreed to pay us a fee of $8 million, and we may be entitled to future milestone payments, aggregating up to $0.2 million per product, and royalties on product sales.

NIAID

In March of 2005, we were awarded a $15 million competitive bid contract from NIAID to develop three anti-botulinum neurotoxin monoclonal antibodies. Under this contract, we created production cell lines using our proprietary antibody expression systems, built Master and Manufacturer’s Working Cell Banks, developed production processes and produced initial quantities of the three antibodies. The contract was performed over an 18-month period and was fully funded with federal funds from NIAID under Contract No. HHSN266200500004C. Final acceptance of the project was received in October of 2006.

In July of 2006, we were awarded a $16.3 million contract funded with federal funds from NIAID under Contract No. HHSN266200600008C/N01-Al-60008 to produce monoclonal antibodies for the treatment of botulism to protect United States citizens against the harmful effects of botulinum neurotoxins used in bioterrorism. Under this contract, we have created and produced an innovative injectable product comprised of three anti-type A botulinum neurotoxin monoclonal antibodies to support entry into Phase 1 human clinical trials. This work was substantially complete as of December 31, 2009.

In September of 2008, we were awarded a third contract for $65 million funded with federal funds from NIAID under Contract No. HHSN272200800028C to continue development of our anti-botulinum antibody product candidates, including XOMA 3AB and additional product candidates. As part of the contract, we will develop, evaluate and produce the clinical supplies to support an IND filing with the FDA and conduct preclinical studies required to support human clinical trials.

SRI International

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

Novartis

In November of 2008, we restructured our product development collaboration with Novartis, which involves six development programs including the HCD122 program. HCD122, which is a fully human anti-CD40 antagonist antibody intended as a treatment for B-cell mediated diseases, including malignancies and autoimmune diseases, is currently recruiting patients for a Phase 1/2 lymphoma trial. The antibody has a dual mechanism of action that involves inhibition of CD40-ligand mediated growth and survival while recruiting immune effector cells to kill CD40-expressing tumor cells through a process known as antibody-dependent cellular cytotoxicity (ADCC). CD40, a member of the tumor necrosis factor, or TNF, family of antigens, is a cell surface antigen expressed in B-cell malignancies and involved in a broad variety of immune and inflammatory responses.

Under the restructured agreement, Novartis made a payment to us of $6.2 million in cash; reduced our existing debt by $7.5 million; will fully fund all future research and development expenses; may pay potential milestones of up to $14 million and double-digit royalty rates for two ongoing product programs, including HCD122; and has provided us with options to develop or receive royalties on four additional programs. In exchange, Novartis has control over the HCD122 program and the additional ongoing program, as well as the right to expand the development of these programs into additional indications outside of oncology. As part of the agreement, Novartis paid us for all project costs incurred after July 1, 2008.

The collaboration between XOMA and Novartis (then Chiron Corporation) began in 2004 with the signing of an exclusive, worldwide, multi-product agreement to develop and commercialize multiple antibody products for the treatment of cancer. We shared expenses and revenue, generally on a 70-30 basis, with our share being 30 percent. Financial terms included initial payments to us in 2004 totaling $10 million and a note agreement, secured by our interest in the collaboration, to fund up to 75 percent of our share of expenses beginning in 2005. The secured note agreement with Novartis, which was executed in May of 2005, is due and payable in full in June of 2015. At December 31, 2009, the outstanding principal balance under this note agreement totaled $13.3 million and, pursuant to the terms of the arrangement as restructured in November of 2008, we will not make any additional borrowings on the Novartis note. In the first quarter of 2007, the mutual obligations of XOMA and Novartis to work together on an exclusive basis in oncology expired, except with respect to existing collaborative product development projects.

In December of 2008, we entered into a Manufacturing and Technology Transfer Agreement with Novartis, effective July 1, 2008. Under this agreement, XOMA was engaged by Novartis to perform research and development, process development, manufacturing and technology transfer activities with respect to the ongoing product programs now controlled by Novartis under the restructured product development collaboration. The work performed by XOMA under this agreement, which was fully funded by Novartis, was completed in the third quarter of 2009.

Merck/Schering-Plough

In May of 2006, we entered into a fully funded collaboration agreement with Merck/Schering-Plough for therapeutic monoclonal antibody discovery and development. Under the agreement, Merck/Schering-Plough will make up-front, annual maintenance and milestone payments to us, fund our research and development activities related to the agreement and pay royalties on sales of products resulting from the collaboration. During the collaboration, we will discover therapeutic antibodies against multiple targets selected by Merck/Schering-Plough using multiple human antibody phage display libraries, may optimize antibodies through affinity maturation or other protein engineering, may use our proprietary Human Engineering™ technology to humanize antibody candidates generated by hybridoma techniques, perform preclinical studies to support regulatory filings, develop cell lines and production processes and produce antibodies for initial clinical trials. Merck/Schering-Plough selected the first target at the inception of the agreement and, in December of 2006, exercised its right to initiate the additional discovery and development programs.

In the second quarter of 2009, we successfully completed the agreed-upon activities of certain programs under the collaboration and transferred these programs to Merck/Schering-Plough for continued development. As a result, the number of discovery and development programs under this collaboration was reduced. This resulted in the recognition of $2.6 million in May of 2009 of the remaining unamortized balance in deferred revenue pertaining to these transferred programs.

Merck/Schering-Plough/AVEO Pharmaceuticals, Inc. (“AVEO”)

In April of 2006, we entered into an agreement with AVEO to utilize our Human Engineering™ technology to humanize AV-299, AVEO’s novel anti-HGF antibody, under which AVEO paid us an up-front license fee and development milestones. In addition, we will receive royalties on sales of products resulting from the agreement. Under this agreement we created four Human Engineering™ versions of the original AV-299, all of which met design goals and from which AVEO selected one as its lead development candidate. In September of 2006, as a result of the successful humanization of AV-299, we entered into a second agreement with AVEO to manufacture and supply AV-299 in support of early clinical trials. Under the agreement, we created AV-299 production cell lines, conducted process and assay development, and performed Good Manufacturing Practices (“cGMP”) manufacturing activities. AVEO retains all development and commercialization rights to AV-299 and may be required to pay XOMA annual maintenance fees, additional development milestones and royalties in the future.

In April of 2007, Merck/Schering-Plough entered into a research, development and license agreement with AVEO concerning AV-299 and other anti-HGF molecules. In connection with the aforementioned license agreement, AVEO has assigned its entire right, title and interest in, to and under its manufacturing agreement with XOMA to Merck/Schering-Plough. Revenue related to this contract declined in 2009 as a result of our nearing the end of the contracted service arrangement.

UCB

Celltech Therapeutics Ltd., now UCB Celltech, a branch of UCB, utilized our bacterial cell expression technology under license in the development of CIMZIA® for the treatment of moderate-to-severe Crohn’s disease in adults who have not responded to conventional therapies and for the treatment of moderate-to-severe rheumatoid arthritis in adults. We are entitled to receive a low-single digit royalty on sales of CIMZIA® in countries where our bacterial cell expression technology is patented, which includes the U.S. and Canada. CIMZIA® was approved by the FDA in April of 2008 for the treatment of Crohn’s disease and in May of 2009 for the treatment of rheumatoid arthritis. CIMZIA® was approved in Canada for the treatment of moderate-to-severe rheumatoid arthritis in adults in September of 2009.

Genentech

In April of 1996, we entered into a collaboration agreement with Genentech for the development of RAPTIVA®. In March of 2003, we entered into amended agreements which called for us to share in the development costs and called for Genentech to finance our share of development costs via a convertible subordinated loan. Under the loan agreement, upon FDA approval of the product, which occurred in October of 2003, we elected to pay $29.6 million of the development loan in convertible preference shares, which are convertible into approximately 3.8 million common shares at a price of $7.75 per common share.

In January of 2005, we restructured our arrangement with Genentech on RAPTIVA® under which we were entitled to receive mid-single digit royalties on worldwide sales of RAPTIVA® in all indications. The previous cost and profit sharing arrangement for RAPTIVA® in the U.S. was discontinued and Genentech was responsible for all operating and development costs associated with the product. In the first half of 2009, RAPTIVA® was withdrawn from the commercial drug markets and royalties ceased.

Genentech utilized our bacterial cell expression technology under license in the development of LUCENTIS® for the treatment of neovascular wet age-related macular degeneration. LUCENTIS® was approved by the FDA in June of 2006 and in the European Union in January of 2007. We were entitled to receive a low-single digit royalty on worldwide sales of LUCENTIS®. In the third quarter of 2009, we sold our LUCENTIS® royalty interest to Genentech for $25 million, including royalty revenue from the second quarter of 2009. We will not receive any further royalties from sales of LUCENTIS®.

Equity Agreements

In May of 2009, we entered into a definitive agreement with an institutional investor to sell 11,764,706 units, with each unit consisting of one of our common shares and a warrant to purchase 0.50 of a common share, for gross proceeds of approximately $10 million, before deducting placement agent fees and estimated offering expenses of $0.8 million, in a registered direct offering. The investor purchased the units at a price of $0.85 per unit. The warrants, which represent the right to acquire an aggregate of up to 5,882,353 common shares, were exercisable at any time on or after May 15, 2009 and prior to May 20, 2014 at an exercise price of $1.02 per share. As of December 31, 2009, all warrants issued in May of 2009 remained outstanding. Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations: Subsequent Events for disclosure regarding certain amendments made to the terms of the warrants issued in May of 2009 and the number of shares issued upon exercise of these warrants subsequent to the end of 2009.

In June of 2009, we entered into a definitive agreement with certain institutional investors to sell 10,434,782 units, with each unit consisting of one of our common shares and a warrant to purchase 0.50 of a common share, for gross proceeds of approximately $12 million, before deducting placement agent fees and estimated offering expenses of $0.8 million, in a second registered direct offering. The investor purchased the units at a price of $1.15 per unit. The warrants, which represent the right to acquire an aggregate of up to 5,217,391 common shares, are exercisable at any time on or prior to December 10, 2014 at an exercise price of $1.30 per share. As of December 31, 2009, all warrants issued in June of 2009 remained outstanding. Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations: Subsequent Events for disclosure regarding certain amendments made to the terms of the warrants issued in June of 2009 subsequent to the end of 2009.

In the third quarter of 2009, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”), with Wm Smith & Co. (“Wm Smith”), under which we may sell up to 25 million of our common shares from time to time through Wm Smith, as the agent for the offer and sale of the common shares. Wm Smith may sell these common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including but not limited to sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. Wm Smith may also sell the common shares in privately negotiated transactions, subject to our approval. We pay Wm Smith a commission equal to 3% of the gross proceeds of all common shares sold through it as sales agent under the ATM Agreement but in no event less than $0.02 per share. Shares sold under the ATM Agreement are sold pursuant to a prospectus which forms a part of a registration statement declared effective by the Securities and Exchange Commission on May 29, 2008. From the inception of the ATM Agreement through December 31, 2009, we sold a total of 4,050,617 common shares under this agreement for aggregate gross proceeds of $2.9 million. Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations: Subsequent Events for disclosure regarding the number common shares sold under this agreement subsequent to the end of 2009.

Recently Terminated Agreements

Goldman Sachs Term Loan

In September of 2009, we fully repaid our term loan facility with Goldman Sachs, which was a five-year term loan facility originally entered into in November of 2006 and refinanced in May of 2008. As previously disclosed, we were not in compliance with the requirements of the relevant provisions of this loan facility, due to the cessation of royalties from sales of RAPTIVA®. Repayment of this loan facility discharged all of our obligations to the lenders.

We repaid the outstanding principal balance of $42 million, accrued interest to the date of payment of $2.4 million and a prepayment premium of $2.5 million. In the third quarter of 2009, we recorded a loss on repayment of debt of $3.6 million, which included the prepayment premium and the recognition of unamortized debt issuance costs of $1.1 million.

Equity Line of Credit

In October of 2008, we entered into a common share purchase agreement (the “Purchase Agreement”) with Azimuth Opportunity Ltd. (“Azimuth”), pursuant to which we obtained a committed equity line of credit facility (the “Facility”) under which we could sell up to $60 million of our registered common shares to Azimuth over a 24-month period, subject to certain conditions and limitations. Shares under the Facility were sold pursuant to a prospectus which forms a part of a registration statement declared effective by the Securities and Exchange Commission on May 29, 2008. At the end of the third quarter of 2009, the Facility was no longer in effect, and no additional shares can be issued thereunder. From the inception of the Facility through 2009, we sold a total of 42,228,428 common shares to Azimuth for aggregate gross proceeds of $33.9 million. This included the sale of 34.3 million shares in two transactions in September of 2009 that Azimuth agreed to purchase notwithstanding that the purchase prices were below the minimum price of $1.00 required by the Purchase Agreement. We negotiated a discount rate (excluding placement agent fees) of 8.0% for those transactions. Prior to the successful conclusion of negotiations, Azimuth was not obligated to purchase these shares. Offering expenses incurred in 2009 related to sales to Azimuth were $0.4 million.

Research and Development

Our research and development expenses currently include costs of personnel, supplies, facilities and equipment, consultants, third party costs and other expenses related to preclinical and clinical testing. In 2009, our research and development expenses were $58.1 million compared with $82.6 million in 2008 and $66.2 million in 2007.

Our research and development activities can be divided into those related to our internal projects and those related to collaborative and contract arrangements, which are reimbursed by our customers. In 2009, research and development expenses related to internal projects were $42.2 million compared with $58.5 million in 2008 and $45.8 million in 2007. In 2009, research and development expenses related to collaborative and contract arrangements were $15.9 million compared with $24.1 million in 2008 and $20.4 million in 2007. Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Research and Development Expenses for further information regarding our research and development expenses.

Competition

The biotechnology and pharmaceutical industries are subject to continuous and substantial technological change. Competition in the areas of recombinant DNA-based and antibody-based technologies is intense and expected to increase as new technologies emerge and established biotechnology firms and large chemical and pharmaceutical companies continue to advance in the field. A number of these large pharmaceutical and chemical companies have enhanced their capabilities by entering into arrangements with or acquiring biotechnology companies or entering into business combinations with other large pharmaceutical companies. Many of these companies have significantly greater financial resources, larger research and development and marketing staffs and larger production facilities than ours. Moreover, certain of these companies have extensive experience in undertaking preclinical testing and human clinical trials. These factors may enable other companies to develop products and processes competitive with or superior to ours. In addition, a significant amount of research in biotechnology is being carried out in universities and other non-profit research organizations. These entities are becoming increasingly interested in the commercial value of their work and may become more aggressive in seeking patent protection and licensing arrangements. Furthermore, many companies and universities tend not to announce or disclose important discoveries or development programs until their patent position is secure or, for other reasons, later. As a result, we may not be able to track development of competitive products, particularly at the early stages. There can be no assurance that developments by others will not render our products or technologies obsolete or uncompetitive.

Without limiting the foregoing, we are aware of the following competitors for the products and candidates shown in the table below. This table is not intended to be representative of all existing competitors in the market:

Product/Candidate	Competitors

XOMA 052	Amgen, Inc.
Biovitrum AB
Cytos Biotechnology AG
Eli Lilly and Company
Novartis AG
Regeneron Pharmaceuticals, Inc.

XOMA 3AB	Cangene Corporation
Emergent BioSolutions, Inc.

Abbott Laboratories
CIMZIA®	Amgen, Inc.
Johnson & Johnson

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

In Europe, most of our human therapeutic products are or will be classified as biological medicinal products which are assessed through a centralized procedure by the European Medicines Agency (“EMEA”). The EMEA coordinates the evaluation and supervision of medicinal products throughout the European Union and the European Economic Area. The assessment of the Marketing Authorization Application (“MA”) is carried out by a Rapporteur and a Co-Rapporteur appointed by the Committee for Medicinal Products for Human Use (“CHMP”), which is the expert scientific committee of the EMEA.

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

Orphan drugs are those intended for use in rare diseases or conditions. As a result of the high cost of development and the low return on investment for rare diseases, governments provide regulatory and commercial incentives for the development of drugs for small disease populations. In the United States, the term ‘‘rare disease or condition’’ means any disease or condition which affects less than 200,000 persons in the United States. Applications for United States orphan drug status are evaluated and granted by the Office of Orphan Products Development (“OOPD”) of the FDA. In the United States, orphan drugs are subject to the standard regulatory process for marketing approval but are exempt from the payment of user fees for licensure, receive market exclusivity for a period of seven years and some tax benefits, and are eligible for OOPD grants. In

Europe, orphan medicinal products are those intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the Community. The EMEA’s Committee for Orphan Medicinal Products (“COMP”) reviews applications seeking orphan designation. If the European Commission agrees with a positive assessment made by COMP, then the product will receive a positive designation through adoption of a decision by the European Commission. Orphan medicinal products are exempt from fees for protocol assistance and scientific advice from the Scientific Advice Working Party during development, reduction or exemption of MA and other fees, and ten-year market exclusivity upon granting of a MA in respect of the approved clinical indication. Moreover, manufacturers may be eligible for grants or other financial incentives from the Community and Member States programs.

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

We also have issued patents in the U.S. and Europe covering XOMA 052. In May and September of 2009, the U.S. Patent and Trademark Office issued U.S. Patents 7,531,166 and 7,582,742, respectively, covering XOMA 052 and other antibodies and antibody fragments with similar binding properties for IL-1 beta, as well as nucleic acids, expression vectors and production cell lines for the manufacture of such antibodies and antibody fragments. The patents provide exclusivity in the U.S. into 2027 and 2026, respectively. In November of 2009, the European Patent Office granted a patent covering XOMA 052, as well as nucleic acids, expression vectors and production cell lines for the manufacture of XOMA 052. The patent provides exclusivity in Europe into 2026.

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

Financial information regarding the geographic areas in which we operate is included in Note 13 to the Financial Statements: Concentration of Risk, Segment and Geographic Information.

Concentration of Risk

In 2009, Takeda and Genentech each provided more than 10% of our total revenue, neither of which represents a related party to XOMA. These key customers accounted for 65% of our total revenue in 2009 but were not responsible for any of the accounts receivable balance at December 31, 2009. NIAID, Arana and Kaketsuken accounted for 90% of the accounts receivable balance at December 31, 2009. The loss of one or more of these customers could have a material adverse effect on our business and financial condition.

In 2008, Genentech, Novartis and Merck/Schering-Plough each provided more than 10% of our total revenue, none of which represents a related party to XOMA. These key customers accounted for 81% of our total revenue in 2008 and represented 64% of the accounts receivable balance at December 31, 2008. NIAID accounted for an additional 28% of the accounts receivable balance at December 31, 2008. In 2007, Pfizer, Genentech, Merck/Schering-Plough and NIAID each provided more than 10% of our total revenue, none of which represent a related party to XOMA.

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

Employees

As of March 9, 2010, we employed approximately 195 full-time employees (none of which are unionized) at our facilities, principally in Berkeley, California. Our employees are primarily engaged in clinical, process development, research and product development, and in executive, business development, finance and administrative positions. We consider our employee relations to be excellent.

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

While our refocused business strategy has reduced capital expenditures and other operating expenses, we will need to commit substantial funds to continue development of our product candidates and we may not be able to obtain sufficient funds on acceptable terms, or at all. If adequate funds are not available, we may have to raise additional funds in a manner that may dilute or otherwise adversely affect the rights of existing shareholders, curtail or cease operations, or file for bankruptcy protection in extreme circumstances. We have spent, and we expect to continue to spend, substantial funds in connection with:

•	research and development relating to our product candidates and production technologies,

•	various human clinical trials, and

•	protection of our intellectual property.

We finance our operations primarily through our multiple revenue streams resulting from the licensing of our antibody technologies, discovery and development collaborations, product royalties and biodefense contracts, and sales of our common shares. In September of 2009, we sold our royalty interest in LUCENTIS® to Genentech, Inc., a wholly-owned member of the Roche Group (referred to herein as “Genentech”) for gross proceeds of $25 million, including royalty revenue from the second quarter of 2009. These proceeds, along with other funds, were used to fully repay our loan from Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”). As a result, we no longer have a royalty interest in LUCENTIS®. In 2008, we received $8.8 million of revenue from this royalty interest.

Based on our cash reserves and anticipated spending levels, revenue from collaborations including a XOMA 052 corporate partnership, licensing transactions or biodefense contracts and other sources of funding we believe to be available, we believe that we have sufficient cash resources to meet our anticipated net cash needs through the next twelve months. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. As a result, we do not know when or whether:

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

Recent volatility in the financial markets has also created liquidity problems in investments previously thought to bear a minimal risk. For example, money market fund investors, including us, have in the past been unable to retrieve the full amount of funds, even in highly-rated liquid money market accounts, upon maturity. Although as of December 31, 2009, we have received the full amount of proceeds from money market fund investments, an inability to retrieve funds from money market and similar short-term investments as they mature in the future could have a material and adverse impact on our business, results of operations and cash flows.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or short-term investments since December 31, 2009, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives.

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

On September 21, 2009, we received a letter from NASDAQ indicating that for the 30 consecutive business days preceding September 15, 2009, the bid price of our common shares closed below the minimum $1.00 per share requirement pursuant to NASDAQ Listing Rule 5450(a)(1) for continued inclusion on The NASDAQ Global Market. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until March 15, 2010, to regain compliance with the minimum bid price requirement. We anticipate receiving a further letter from NASDAQ on or shortly after March 16, 2010 indicating that we have not regained compliance with this requirement and intend to request a hearing before a NASDAQ Listing Qualification Panel (the “Panel”), which request will stay delisting pending the Panel’s decision following the hearing. At the hearing, we intend to request continued listing based on a plan for regaining compliance. Although the Panel has authority to grant us up to an additional 180 days from the date of the forthcoming NASDAQ notice to implement our plan, there can be no assurance that the Panel will grant our request for continued listing. Furthermore, we cannot be sure that our share price will comply with the requirements for continued listing of our common shares on The NASDAQ Global Market in the future. If our common shares lose their status on The NASDAQ Global Market and we are not successful in obtaining a listing on The NASDAQ Capital Market, our common shares would likely trade in the over-the-counter market.

If our shares were to trade on the over-the-counter market, selling our common shares could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts' coverage of us may be reduced. In addition, in the event our common shares are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common shares, further limiting the liquidity thereof. These factors could result in lower prices and larger spreads in the bid and ask prices for common shares.

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

We have experienced significant losses and, as of December 31, 2009, we had an accumulated deficit of $784.6 million.

For the year ended December 31, 2009, we had net income of approximately $0.6 million or $0.00 per common share (basic and diluted). For the year ended December 31, 2008, we had a net loss of approximately $45.2 million or $0.34 per common share (basic and diluted).

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

We are authorized to issue, without shareholder approval, 1,000,000 preference shares, of which 2,959 were issued and outstanding as of March 9, 2010, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common shares. In addition, we are authorized to issue, generally without shareholder approval, up to 400,000,000 common shares, of which 203,042,194 were issued and outstanding as of December 31, 2009 and 261,191,984 were issued and outstanding as of March 9, 2010. If we issue additional equity securities, the price of our common shares may be materially and adversely affected.

As announced in the third quarter of 2009, we have entered into an At Market Issuance Sales Agreement, with Wm Smith & Co. (“Wm Smith”), under which we may sell up to 25 million of our common shares from time to time through Wm Smith, as the agent for the offer and sale of the common shares. Wm Smith may sell these common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including but not limited to sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. Wm Smith may also sell the common shares in privately negotiated transactions, subject to our approval. From the inception of this agreement through December 31, 2009, we sold a total of 4,050,617 common shares through Wm Smith for aggregate gross proceeds of $2.9 million. Subsequent to December 31, 2009, we sold an additional 8,940,225 common shares through Wm Smith for aggregate gross proceeds of $6.4 million.

In addition, on February 2, 2010, we entered into an underwritten offering with investors to sell 42 million units, with each unit consisting of one of our common shares and a warrant to purchase 0.45 of a common share, for gross proceeds of approximately $21 million, before deducting underwriting discounts and commissions and estimated offering expenses of $1.7 million. The investors purchased the units at a price of $0.50 per unit. The warrants, which represent the right to acquire an aggregate of up to 18.9 million common shares, are exercisable beginning six months and one day after issuance and have a five-year term and an exercise price of $0.70 per share.

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

There can be no assurance that the market price of our common shares will not decline below its present market price or that there will be an active trading market for our common shares. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. We have experienced significant volatility in the price of our common shares. From January 1, 2009 through March 9, 2010, our share price has ranged from a high of $1.34 to a low of $0.37. Factors contributing to such volatility include, but are not limited to:

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

To the extent our present and future revenue consist of royalties on product sales, our revenue will rely on sales of products marketed and sold by others.

We have only a royalty interest in CIMZIA® and receive revenue from sales of CIMZIA® in the U.S. for the treatment of moderate-to-severe Crohn’s disease and in the U.S. and Canada for the treatment of moderate-to-severe rheumatoid arthritis. CIMZIA® was approved in the United States in April of 2008 for the treatment of Crohn’s disease. In May of 2009, CIMZIA® was approved by the FDA for the treatment of moderate-to-severe rheumatoid arthritis in adults and in Canada in September of 2009. UCB is responsible for the marketing and sales effort in support of this product. We have no role in marketing and sales efforts, and UCB does not have an express contractual obligation to us regarding the marketing or sales of CIMZIA®.

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

Although CIMZIA® was approved in the United States in April of 2008 for the treatment of Crohn’s disease, and in the United States in May of 2009 and in Canada in September of 2009 for the treatment of rheumatoid arthritis, it may not be accepted in the marketplace. Furthermore, even if other products in which we have an interest receive approval in the future, they may not be accepted in the marketplace. In addition, we or our collaborators or licensees may experience difficulties in launching new products, many of which are novel and based on technologies that are unfamiliar to the healthcare community. We have no assurance that healthcare providers and patients will accept such products, if developed. For example, physicians and/or patients may not accept a product for a particular indication because it has been biologically derived (and not discovered and developed by more traditional means) or if no biologically derived products are currently in widespread use in that indication. Similarly, physicians may not accept a product, such as CIMZIA®, if they believe other products to be more effective or are more comfortable prescribing other products.

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

UCB is responsible for manufacturing or arranging for the manufacturing of commercial quantities of CIMZIA®. Should UCB have difficulty in providing manufacturing capacity to produce this product in sufficient quantities, we do not know whether they will be able to meet market demand. If not, we will not realize revenue from the sales of this product. If any of our product candidates are approved, because we have never commercially introduced any pharmaceutical products, we do not know whether the capacity of our existing manufacturing facilities can be increased to produce sufficient quantities of our products to meet market demand. Also, if we or our third party collaborators or licensees need additional manufacturing facilities to meet market demand, we cannot predict that we will successfully obtain those facilities because we do not know whether they will be available on acceptable terms. In addition, any manufacturing facilities acquired or used to meet market demand must meet the FDA’s quality assurance guidelines.

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

•

In March of 2004, we announced we had agreed to collaborate with Chiron Corporation (now Novartis) for the development and commercialization of antibody products for the treatment of cancer. In April of 2005, we announced the initiation of clinical testing of the first product candidate out of the collaboration, HCD122, an anti-CD40 antibody, in patients with advanced chronic lymphocytic leukemia. In October of 2005, we announced the initiation of the second clinical trial of HCD122 in patients with multiple myeloma. In November of 2008, we announced the restructuring of this product development collaboration, which involves six development programs including the ongoing HCD122 program. In exchange for cash and debt reduction on our existing loan facility with Novartis, Novartis has control over the HCD122 program and the additional ongoing program, as well as the right to expand the development of these programs into additional indications outside of oncology. We may, in the future, receive milestones of up to $14 million and double-digit royalty rates for two ongoing product programs, including HCD122. The agreement also provides us with options to develop or receive royalties on four additional programs.

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

•

We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 50 companies. As of December 31, 2009, we were aware of two antibody products manufactured using this technology that have received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular wet age-related macular degeneration and UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis.

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

•

In September of 2004, we entered into a collaboration arrangement with Aphton Corporation (“Aphton”) for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. In January of 2006, Aphton announced that its common stock had been delisted from NASDAQ. In May of 2006, Aphton filed for bankruptcy protection under Chapter 11, Title 11 of the United States Bankruptcy Code.

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

XOMA 052

We have initiated clinical testing of XOMA 052, a potent anti-inflammatory monoclonal antibody targeting IL-1 beta, in Type 2 diabetes patients and cardiovascular disease patients. Other companies are developing other products based on the same or similar therapeutic targets as XOMA 052 and these products may prove more effective than XOMA 052. We are aware that:

•

In June of 2009, Novartis announced it had received U.S. marketing approval for Ilaris® (canakinumab), a fully human monoclonal antibody targeting IL-1 beta, to treat children and adults with Cryopyrin-Associated Periodic Syndromes (“CAPS”). In October of 2009, Novartis announced that Ilaris® had been approved in the European Union for CAPS. Canakinumab is also in clinical trials in Type 2 diabetes, chronic obstructive pulmonary disorder, certain forms of gout and systemic juvenile rheumatoid arthritis.

•

Eli Lilly and Company (“Lilly”) is developing LY2189102, an investigational IL-1 beta antibody, for bi-weekly subcutaneous injection for the treatment of Type 2 diabetes. Lilly announced the initiation of a Phase 2 study in the third quarter of 2009.

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

•

In June of 2009, Cytos Biotechnology AG announced the initiation of an ascending dose Phase 1 study of CYT013-IL1bQb, a therapeutic vaccine targeting IL-1 beta, in Type 2 diabetes and that this study is expected to be completed in the first quarter of 2011.

XOMA 3AB

•

In May of 2006, the U.S. Department of Health & Human Services awarded Cangene Corporation (“Cangene”) a five-year, $362 million contract under Project Bioshield. The contract requires Cangene to manufacture and supply 200,000 doses of an equine heptavalent botulism anti-toxin to treat individuals who have been exposed to the toxins that cause botulism. In May of 2008, Cangene announced significant product delivery under this contract.

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

CIMZIA®

In addition to CIMZIA®, there are four other FDA-approved anti-TNF therapies to treat moderate-to-severe rheumatoid arthritis: Amgen’s Enbrel® (etanercept), Johnson & Johnson’s Remicade® (infliximab) and Simponi™ (golimumab) and Abbott Laboratories’ Humira® (adalimumab), with two of them, infliximab and adalimumab, also approved for moderate-to-severe active Crohn’s disease in adults.

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

We are exposed to an increased risk of product liability claims, and a series of related cases is currently pending against us.

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

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, us and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of pending cases to twenty-one. All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs’ treatment with RAPTIVA®. Even though Genentech has agreed to indemnify us, there can be no assurance that this or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

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

We have pursued and may continue to pursue a number of initiatives to reduce costs across our operations. In January of 2009, we implemented a workforce reduction of approximately 42% in order to improve our cost structure. As a result, we achieved an annualized reduction in cash expenditures of approximately $27 million. We recorded charges in 2009 of $3.1 million for severance, other employee benefits and outplacement services related to the workforce reduction. In the second quarter of 2009, we vacated one of our leased buildings and recorded a restructuring charge of $0.5 million primarily related to the net present value of the net future minimum lease payments, less the estimated future sublease income.

In addition, one building remains temporarily vacant, in order to optimize our facility usage. As manufacturing demand increases in the future, we plan to resume operations at this facility. The net book value of fixed assets in the vacant building potentially subject to write-down is approximately $4.2 million as of December 31, 2009. Although we have determined that there was no impairment of the assets as of December 31, 2009, there can be no assurance that we will not determine otherwise as of a future date and as a consequence write down these assets as impaired.

We may not realize some or all of the expected benefits of our current and future initiatives to reduce costs. In addition to restructuring or other charges, we may experience disruptions in our operations as a result of these initiatives and write-downs.

U.S. holders of our common shares and warrants could be subject to material adverse U.S. federal income tax consequences if we were considered to be a PFIC currently or in the future.

A non-U.S. corporation generally will be a “passive foreign investment company,” or PFIC, for U.S. federal income tax purposes in any taxable year in which, after applying the relevant look-through rules with respect to the income and assets of its subsidiaries, either 75% or more of its gross income is “passive income” (generally including (without limitation) dividends, interest, annuities and certain royalties and rents not derived in the active conduct of a business) or the average value of its assets that produce passive income or are held for the production of passive income is at least 50% of the total value of its assets. In determining whether we meet the 50% test, cash is considered a passive asset and the total value of our assets generally will be treated as equal to the sum of the aggregate fair market value of our outstanding common shares plus our liabilities. If we own at least 25% (by value) of the stock of another corporation, we will be treated, for purposes of the PFIC tests, as owning our proportionate share of the other corporation’s assets and receiving our proportionate share of the other corporation’s income.

We believe that we were not a PFIC for the 2009 taxable year. However, because PFIC status is determined annually and depends on the composition of a company’s income and assets and the fair market value of its assets (including goodwill), which may be volatile in our industry, there can be no assurance that we will not be considered a PFIC for 2010 or any subsequent year. For example, taking into account our existing cash balances, if the value of our common shares were to decline materially, it is possible that we could become a PFIC in 2010 or a subsequent year. Additionally, due to the complexity of the PFIC provisions and the limited authority available to interpret such provisions, there can be no assurance that our determination regarding our PFIC status could not be successfully challenged by the Internal Revenue Service (“IRS”).

If we were found to be a PFIC for any taxable year in which a U.S. holder (as defined below) held common shares or warrants, certain adverse U.S. federal income tax consequences could apply to such U.S. holder, including a recharacterization of any capital gain recognized on a sale or other disposition of common shares or warrants as ordinary income, ineligibility for any preferential tax rate otherwise applicable to any “qualified dividend income,” a material increase in the amount of tax that such U.S. holder would owe and the possible imposition of interest charges, an imposition of tax earlier than would otherwise be imposed and additional tax form filing requirements.

For purposes of this discussion, the term “U.S. holder” means a beneficial owner of common shares or warrants that is, for U.S. federal income tax purposes, (i) an individual who is a U.S. citizen or resident, (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate the income of which is includable in gross income for U.S. income tax purposes regardless of its source, or (iv) a trust, if a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. fiduciaries have the authority to control all substantial decisions of the trust, or if the trust has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person.

A U.S. holder owning shares in a PFIC (or a corporation that might become a PFIC) might be able to mitigate the adverse tax consequences of PFIC status by making certain elections, including “qualified electing fund” (a “QEF”) or “mark-to-market” elections, if deemed appropriate based on guidance provided by its tax advisor. However, it should be noted that (1) the beneficial effect of a QEF election or a mark-to-market election may be substantially diminished if such election is not made from the inception of a U.S. holder’s holding period (a “Year One Election”), (2) neither a QEF election nor a mark-to-market election can be made with respect to the warrants, (3) a Year One Election generally cannot be made for any common shares received upon exercise of the warrants (“Warrant Shares”) because the holding period of Warrant Shares is deemed, for QEF election and mark-to-market election purposes, to include the holding period of the underlying warrants but the QEF election or a mark-to-market election will not be effective until the taxable year in which the underlying warrants are exercised, and (4) a QEF election or a mark-to-market election is made on a shareholder-by-shareholder basis and, once made, can only be revoked with the consent of the IRS.

The PFIC rules are very complex, as are the requirements and effects of the various elections designed to mitigate the adverse consequences of the PFIC rules. A prospective U.S. holder should consult its own tax advisor regarding the PFIC rules, including the foregoing limitations on the ability to make a QEF election or a mark-to-market election (or to qualify either such election as a Year One Election), the timing requirements with respect to the various elections and the irrevocability of certain elections (absent the consent of the IRS).

A U.S. Holder may be required to file IRS Form 8621 if the U.S. Holder holds our common shares in any taxable year in which we are classified as a PFIC (whether or not a QEF or mark-to-market election is made).

Our ability to use our net operating loss carry-forwards and other tax attributes will be substantially limited by Section 382 of the Internal Revenue Code.

Section 382 of the Internal Revenue Code of 1986, as amended, generally limits the ability of a corporation that undergoes an “ownership change” to utilize its net operating loss carry-forwards (“NOLs”) and certain other tax attributes against any taxable income in taxable periods after the ownership change. The amount of taxable income in each taxable year after the ownership change that may be offset by pre-change NOLs and certain other pre-change tax attributes is generally equal to the product of (a) the fair market value of the corporation’s outstanding shares immediately prior to the ownership change and (b) the long-term tax exempt rate (i.e., a rate of interest established by the IRS that fluctuates from month to month). In general, an “ownership change” occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by “5-percent shareholders” (within the meaning of Section 382 of the Internal Revenue Code) increases by more than 50 percentage points over the lowest percentage of the share of such corporation owned, directly or indirectly, by such “5-percent shareholders” at any time over the preceding three years.

In 2009, we experienced an ownership change under Section 382, which subjects the amount of NOLs and other tax credit carry-forwards that can be utilized to an annual limitation, which will substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year.

Because we are a relatively small biopharmaceutical company with limited resources, we may not be able to attract and retain qualified personnel.

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 195 employees as of March 9, 2010. We anticipate that we will require additional experienced executive, accounting, research and development, legal, administrative and other personnel in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

Our corporate headquarters and development and manufacturing facilities are located in Berkeley and Emeryville, California. We currently lease five buildings, and space in a sixth building, for which we are actively seeking a sublease tenant. These buildings house our research and development laboratories, manufacturing facilities and office space. A separate pilot scale manufacturing facility is owned by us. Our building leases expire in the period from 2011 to 2014 and total minimum lease payments due from January of 2010 until expiration of the leases are $19.2 million. We have the option to renew our lease agreements for periods ranging from three to ten years.

On January 15, 2009, we announced a workforce reduction of approximately 42 percent or 144 employees, a majority of which were employed in manufacturing and related support functions. This decision was based on a decrease in forecasted contract manufacturing demand in 2009. As a result, in the second quarter of 2009, we vacated one of our leased buildings resulting in a restructuring charge. In addition, our pilot scale manufacturing facility is temporarily vacant, in order to optimize our facility usage. As manufacturing demand increases in the future, we plan to resume operations at this facility. The net book value of fixed assets in our pilot scale manufacturing facility potentially subject to write-down is approximately $4.2 million as of December 31, 2009.

Due to the decrease in contract manufacturing demand in 2009, our primary leased manufacturing facilities were idle for the majority of 2009. At our pilot scale manufacturing facility, we performed small scale process development of several antibodies in development, pursuant to a drug manufacturing license obtained from the State of California.

In the fourth quarter of 2009, we resumed operations in our primary leased manufacturing facilities. In 2010, we plan to produce multiple anti-botulinum neurotoxin antibodies in support of our contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), at these facilities. Subject to future manufacturing demand, we believe that our facilities are suitable and adequate for our current level of operations and anticipated growth in the near future.

Item 3.	Legal Proceedings

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, XOMA Ltd. (the “Company”) and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of pending cases to twenty-one. All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs’ treatment with RAPTIVA®. The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to this matter. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

In September of 2004, XOMA (US) LLC entered into a collaboration with Aphton for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. In May of 2006, Aphton filed for bankruptcy protection under Chapter 11, Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, No. 06-10510 (CSS). XOMA (US) LLC filed a proof of claim in the proceeding, as an unsecured creditor of Aphton, for approximately $594,000. Aphton and the Official Committee of Unsecured Creditors filed a Proposed Plan of Reorganization (“the Plan”) that would result in a liquidation of Aphton. The creditors have voted in favor of the plan, and the bankruptcy court has confirmed it. A litigation trustee appointed under the Plan is currently pursuing litigation against various parties other than the Company, and any recovery by the Company under the Plan will depend on the outcome of such litigation. It is not presently known what, if any, distributions will be made to holders of unsecured claims. There were no developments material to XOMA in the proceedings involving Aphton during the year ended December 31, 2009.

Item 4.	Reserved

Supplementary Item: Executive Officers of the Registrant

Our executive officers and their respective ages, as of December 31, 2009, and positions are as follows:

Name	Age	Title
Steven B. Engle	55	Chairman, Chief Executive Officer and President

Patrick J. Scannon, M.D., Ph.D.	62	Executive Vice President and Chief Medical Officer

Fred Kurland	59	Vice President, Finance and Chief Financial Officer

Christopher J. Margolin, Esq.	63	Vice President, General Counsel and Secretary

The Board of Directors elects all officers annually. There is no family relationship between or among any of the officers or directors.

Business Experience

Mr. Engle is XOMA’s Chairman, Chief Executive Officer and President. He has more than 25 years of executive leadership and biotechnology and pharmaceutical industry experience and, in February of 2010, was elected to the board of directors of the Biotechnology Industry Organization, or BIO. Prior to joining XOMA in 2007, he served as Chairman of the Board and Chief Executive Officer of La Jolla Pharmaceutical Company, a publicly-held biopharmaceutical company focused on the research and development of therapeutic products for autoimmune and antibody-mediated diseases. He joined La Jolla Pharmaceutical Company in 1993, became President and a Director in 1994, Chief Executive Officer in 1995, and Chairman of the Board in 1997. Prior to joining La Jolla, he held executive-level positions at Cygnus Therapeutic Systems, a developer of drug delivery systems, and Micro Power Systems, Inc., a manufacturer of high technology products, including medical devices. He began his professional career with the Strategic Decisions Group and the Stanford Research Institute. Mr. Engle holds an M.S.E.E. and a B.S.E.E. with a focus in biomedical engineering from the University of Texas.

Dr. Scannon is one of our founders and has served as a Director since our formation. Dr. Scannon became Executive Vice President and Chief Medical Officer in May of 2009. Previously he was our Executive Vice

President and Chief Biotechnology Officer beginning in May of 2006 and served as Chief Scientific and Medical Officer from March of 1993 until May of 2006, Vice Chairman, Scientific and Medical Affairs from April of 1992 to March of 1993 and our President from our formation until April of 1992. In 2007, Dr. Scannon was invited to join the newly formed National Biodefense Science Board, reporting to the Secretary for the Department of Health and Human Services. In 2007, he also became a member of the Board of Directors for Pain Therapeutics, Inc, a biopharmaceutical company. He serves on the Defense Sciences Research Council for the Defense Advanced Research Projects Agency (DARPA) and on the Threat Reduction Advisory Committee for the Department of Defense. From 1979 until 1981, Dr. Scannon was a clinical research scientist at the Letterman Army Institute of Research in San Francisco. A Board-certified internist, Dr. Scannon holds a Ph.D. in organic chemistry from the University of California, Berkeley and an M.D. from the Medical College of Georgia.

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

Market for Registrant’s Common Equity

Our common shares trade on The NASDAQ Global Market under the symbol “XOMA.” The following table sets forth the quarterly range of high and low reported sale prices of our common shares on The NASDAQ Global Market for the periods indicated:

	Price Range
	High	Low
2009
First Quarter	$0.94	$0.37
Second Quarter	1.34	0.40
Third Quarter	1.08	0.71
Fourth Quarter	0.84	0.63
2008
First Quarter	$3.37	$2.21
Second Quarter	2.78	1.68
Third Quarter	2.40	1.58
Fourth Quarter	2.09	0.59

On March 9, 2010, there were 2,593 shareholders of record of our common shares, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the common shares held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one shareholder.

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

FIVE-YEAR PERFORMANCE GRAPH

As of December 31,	XOMA Ltd.	Nasdaq Composite Index	AMEX Biotechnology Index
2004	$100.00	$100.00	$100.00
2005	61.78	101.37	125.11
2006	84.94	111.03	138.59
2007	130.89	121.92	144.51
2008	23.94	72.49	118.91
2009	27.03	104.31	173.11

Debt and Equity Issuances

ATM Agreement

In the third quarter of 2009, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”), with Wm Smith & Co. (“Wm Smith”), under which we may sell up to 25 million of our common shares from time to time through Wm Smith, as the agent for the offer and sale of the common shares. Wm Smith may sell these common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including but not limited to sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. Wm Smith may also sell the common shares in privately negotiated transactions, subject to our approval. We pay Wm Smith a commission equal to 3% of the gross proceeds of all common shares sold through it as sales agent under the ATM Agreement but in no event less than $0.02 per share. Shares sold under the ATM Agreement are sold pursuant to a prospectus which forms a part of a registration statement declared effective by the Securities and Exchange Commission on May 29, 2008. From the inception of the ATM Agreement through December 31, 2009, we sold a total of 4,050,617 common shares through Wm Smith for aggregate gross proceeds of $2.9 million. Total offering expenses related to these sales were $0.1 million. Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations: Subsequent Events for disclosure regarding the number of common shares sold under this agreement subsequent to the end of 2009.

Registered Direct Offerings

In May of 2009, we entered into a definitive agreement with an institutional investor to sell 11,764,706 units, with each unit consisting of one of our common shares and a warrant to purchase 0.50 of a common share, for gross proceeds of approximately $10 million, before deducting placement agent fees and estimated offering expenses of $0.8 million, in a registered direct offering. The investor purchased the units at a price of $0.85 per unit. The warrants, which represent the right to acquire an aggregate of up to 5,882,353 common shares, were exercisable at any time on or after May 15, 2009 and prior to May 20, 2014 at an exercise price of $1.02 per share. As of December 31, 2009, all warrants issued in May of 2009 remained outstanding. Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations: Subsequent Events for disclosure regarding certain amendments made to the terms of the warrants issued in May of 2009 and the number of shares issued upon exercise of these warrants subsequent to the end of 2009.

In June of 2009, we entered into a definitive agreement with certain institutional investors to sell 10,434,782 units, with each unit consisting of one of our common shares and a warrant to purchase 0.50 of a common share, for gross proceeds of approximately $12 million, before deducting placement agent fees and estimated offering expenses of $0.8 million, in a second registered direct offering. The investor purchased the units at a price of $1.15 per unit. The warrants, which represent the right to acquire an aggregate of up to 5,217,391 common shares, are exercisable at any time on or prior to December 10, 2014 at an exercise price of $1.30 per share. As of December 31, 2009, all warrants issued in June of 2009 remained outstanding. Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations: Subsequent Events for disclosure regarding certain amendments made to the terms of the warrants issued in June of 2009 subsequent to the end of 2009.

Equity Line of Credit

On October 21, 2008, we entered into a common share purchase agreement (the “Purchase Agreement”) with Azimuth Opportunity Ltd. (“Azimuth”), pursuant to which we obtained a committed equity line of credit facility (the “Facility”) under which we could sell up to $60 million of our registered common shares to Azimuth over a 24-month period, subject to certain conditions and limitations. The Purchase Agreement required a minimum share price of $1.00 per share to allow us to issue shares to Azimuth under the Facility. However, at its election, Azimuth could buy shares below the threshold price at a negotiated discount. We were not obligated to utilize any of the $60 million Facility and remained free to enter other financing transactions. Shares under the Facility were sold pursuant to a prospectus which forms a part of a registration statement declared effective by the Securities and Exchange Commission on May 29, 2008. At the end of the third quarter of 2009, the Facility was no longer in effect, and no additional shares could be issued thereunder.

From the inception of the Facility in October of 2008 through 2009, we sold a total of 42,228,428 common shares to Azimuth for aggregate gross proceeds of $33.9 million. This included the sale of 4.0 million shares under the Facility in December of 2008 and 34.3 million shares in two transactions in September of 2009 that Azimuth agreed to purchase notwithstanding that the purchase prices were below the minimum price of $1.00 required by the Purchase Agreement. We negotiated a discount rate (excluding placement agent fees) of 8.86% for the sale in December of 2008 and 8.0% for the sales in September of 2009. Prior to the successful conclusion of negotiations, Azimuth was not obligated to purchase these shares. Offering expenses incurred from the inception of the Facility through 2009 related to sales to Azimuth were $0.7 million.

Proceeds from the sale of shares under the ATM Agreement, registered direct offerings and under the equity line of credit are being used to continue development of our XOMA 052 product candidate and for other working capital and general corporate purposes.

Convertible Debt

In February of 2006, we completed an exchange offer with holders of our 6.5% convertible senior notes due 2012 in which we exchanged $60 million aggregate principal amount of 6.5% Convertible SNAPsSM due 2012

(the “New Notes”) for all $60 million aggregate principal amount of our then outstanding convertible senior notes due 2012. We also issued an additional $12 million of New Notes to the public for cash at a public offering price of 104% of principal, or $12.5 million.

During the first quarter of 2007, holders voluntarily converted $42 million of our New Notes and we converted the $2.5 million of our New Notes that remained outstanding (the other $27.5 million thereof having been converted in 2006). As a result, 25,640,187 shares were issued to effect the conversion of the principal balances. Additionally, at the time of conversion, we issued 1,889,317 shares and $5.2 million in cash to satisfy the remaining additional interest payment feature related to these converted New Notes.

For the year ended December 31, 2007, we incurred $0.2 million in interest expense related to our convertible debt, amortized $0.1 million in debt issuance costs, premium and discount, and recognized $6.1 million in interest expense related to the revaluation of the embedded derivative.

Item 6.	Selected Financial Data

The following table contains our selected financial information including consolidated statement of operations and consolidated balance sheet data for the years 2005 through 2009. The selected financial information has been derived from our audited consolidated financial statements. The selected financial information should be read in conjunction with Item 8: Financial Statements and Supplementary Data and Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report. The data set forth below is not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data
Total revenues (1)	$98,430	$67,987	$84,252	$29,498	$18,669
Total operating costs and expenses (2)	85,470	106,721	86,796	70,182	54,694

Loss from operations	12,960	(38,734)	(2,544)	(40,684)	(36,025)
Other income (expense), net (3)	(6,683)	(6,894)	(9,782)	(11,157)	38,807

Net income (loss) before taxes	6,277	(45,628)	(12,326)	(51,841)	2,782
Income tax expense (benefit), net (4)	5,727	(383)	—	—	3

Net income (loss)	$550	$(45,245)	$(12,326)	$(51,841)	$2,779

Basic and diluted net income (loss) per common share	$—	$(0.34)	$(0.10)	$(0.54)	$0.03

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$23,909	$9,513	$22,500	$28,002	$20,804
Short-term investments	—	1,299	16,067	18,381	22,732
Restricted cash	—	9,545	6,019	4,330	—
Current assets	32,152	38,704	58,088	65,888	50,288
Working capital	13,474	11,712	34,488	43,221	33,744
Total assets	52,824	67,173	84,815	91,478	72,577
Current liabilities	18,678	26,992	23,600	22,667	16,544
Long-term liabilities (5)	16,620	71,582	60,897	106,984	76,706
Redeemable convertible preferences shares, at par value (6)	1	1	1	1	1
Accumulated deficit	(784,554)	(785,104)	(739,859)	(727,533)	(675,692)
Total shareholders’ equity (net capital deficiency)	17,526	(31,401)	318	(38,173)	(20,673)

We have paid no dividends in the past five years.

(1)

2009 includes a non-recurring fee of $28.1 million related to the expansion of our collaboration agreement with Takeda Pharmaceutical Company Limited (“Takeda”) and a non-recurring fee of $25 million related to the sale of our LUCENTIS® royalty interest to Genentech, Inc., a member of the Roche Group (“Genentech”). 2008 includes a non-recurring fee from Novartis AG (“Novartis”) of $13.7 million relating to a restructuring of the existing collaboration agreement. 2007 includes a non-recurring license fee from Pfizer Inc. of $30 million.

(2)	The decrease in 2009 is due to our continued focus on cost control as well as decreased spending on certain contracts with collaborative partners. Operating expense in 2009 includes restructuring expense of $3.6 million. Increases in 2008, 2007 and 2006 reflect increased spending on our development of XOMA 052 and XOMA 629 and our contracts with Novartis, the National Institute of Allergy and Infectious Diseases, Schering-Plough Research Institute, now a subsidiary of Merck & Co., Inc. (“Merck/Schering-Plough”), Merck/Schering-Plough/AVEO Pharmaceuticals, Inc. and Takeda.

(3)	2009 includes a loss of $3.6 million on debt extinguishment relating to the repayment of our term loan with Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”) and a gain of $1.8 million recognized relating to the revaluation of our warrant liabilities in 2009. 2007 and 2006 include interest expense of $6.1 million and $6.9 million, respectively, related to the revaluation of the embedded derivative to fair market value and the payment in common shares, of the additional interest feature, on our convertible debt. 2005 includes a one-time gain of $40.9 million as a result of the restructuring of the Genentech agreement in January of 2005.

(4)	2009 includes foreign income tax expense of $5.8 million recognized in connection with the expansion of our existing collaboration with Takeda.

(5)

The balance as of December 31, 2009 includes $13.3 million from our Novartis note. In 2009, we repaid our term loan with Goldman Sachs. The balance as of December 31, 2008 includes $50.4 million from our term loan with Goldman Sachs, $12.9 million from our Novartis note, and $8.1 million in long-term deferred revenue. In May of 2008, the Company entered into a $55 million amended term loan facility with Goldman Sachs, paying off the remaining balance on the term loan completed in November of 2006. In addition, the outstanding principal on our Novartis note was reduced by $7.5 million due to the restructure of our collaboration with Novartis. In 2007, we eliminated the remaining $44.5 million in convertible debt issued in 2006. The balance as of December 31, 2007 includes $30.3 million from our term loan with Goldman Sachs, $20.6 million for our Novartis note, and $10 million in long-term deferred revenue. In 2006, we exchanged convertible senior notes (issued in 2005) for $60 million of 6.5% Convertible SNAPsSM due 2012 and issued an additional $12 million of 6.5% SNAPsSM to the public for cash. The balance as of December 31, 2006 also includes our $35 million term loan from Goldman Sachs completed in November of 2006. 2005 includes liabilities incurred in connection with our $60 million aggregate principal amount of convertible senior notes due 2012 issued in February of 2005.

(6)	Aggregate liquidation preference of $29.6 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leader in the discovery, development and manufacture of therapeutic antibodies designed to treat inflammatory, autoimmune, infectious and oncological diseases. Our proprietary development pipeline includes XOMA 052, an anti-interleukin-1 beta (“IL-1 beta”) antibody, XOMA 3AB, a biodefense anti-botulism antibody candidate, and preclinical antibody discovery programs in several indications. We have a fully integrated product development platform, extending from preclinical science to development and manufacturing. We have multiple revenue streams resulting from the licensing of our antibody technologies, biodefense contracts and discovery and development collaborations and product royalties. Our technologies have contributed to the success of marketed antibody products, including LUCENTIS® (ranibizumab injection) for wet age-related macular degeneration and CIMZIA® (certolizumab pegol) for rheumatoid arthritis and Crohn’s disease.

We have established on-going technology licensing programs for certain of our proprietary technologies, which have attracted numerous significant licensees including Bayer Heathcare AG, Johnson & Johnson (formerly Centocor, Inc.), Merck & Co., Inc. (“Merck”), Pfizer Inc. (“Pfizer”) and Takeda Pharmaceutical Company Limited (“Takeda”). We have a premier antibody discovery and development platform that includes multiple antibody discovery or phage display libraries that increase our ability and that of our partners to discover new therapeutic antibodies. Once an antibody is discovered, we use a number of proprietary technologies including our Human Engineering™, affinity maturation, bacterial cell expression and manufacturing technologies to enhance and improve the qualities of the antibodies for efficacy, safety, stability, productivity and cost. Some of XOMA’s technologies are used widely across the industry and have generated significant revenues for the company. For example, bacterial cell expression technology is a key biotechnology for the discovery and manufacture of antibodies and other proteins. Thus far, more than 50 pharmaceutical and biotechnology companies have signed bacterial cell expression licenses with us, and a number of licensed product candidates are in clinical development.

Our biodefense initiatives currently include a $65 million multiple-year contract funded by the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), to support our ongoing development of drug candidates toward clinical trials in the treatment of botulism poisoning. This contract is the third that NIAID has awarded us for the development of botulinum antitoxins and brings the program’s total awards to nearly $100 million. We also develop products with premier pharmaceutical companies including Novartis AG (“Novartis”), Schering-Plough Research Institute, a division of Schering Corporation, now a subsidiary of Merck (referred to herein as “Merck/Schering-Plough”) and Takeda.

Significant Developments in 2009

XOMA 052 and Proprietary Pipeline

•

We successfully completed the XOMA 052 Phase 1 clinical development program with the announcement of positive results in July of 2009. The results demonstrated that XOMA 052 is well tolerated at all doses evaluated with a pharmacokinetic profile that supports monthly or less frequent dosing. Further, a multiple dose regimen of XOMA 052 showed clinically meaningful reductions in diabetic measures and cardiovascular and inflammatory biomarkers.

•

In October of 2009, we initiated a XOMA 052 Phase 2 development program focused on Type 2 diabetes and cardiovascular disease. The clinical trials are designed to further evaluate the use of multiple dose regimens on the safety, pharmacodynamics and efficacy of XOMA 052 in cardiometabolic and other diseases, and based on positive results, select doses for pivotal Phase 3 studies. In February of 2010, we announced that enrollment had begun in a 325-patient Phase 2 dose-ranging clinical trial of XOMA 052 in Type 2 diabetes patients. We continue ongoing discussions with a number of companies for a partnership to develop and commercialize XOMA 052.

•

Other developments include the announcement of a Phase 2 clinical trial in Type 1 diabetes funded by the Juvenile Diabetes Research Foundation and the receipt of U.S. and European patent grants covering XOMA 052.

Biodefense

•

We advanced XOMA 3AB into the pre-Investigational New Drug (“IND”) stage. XOMA 3AB is a multi-antibody product that targets the most potent of the botulinum toxins, Type A. XOMA 3AB is currently being developed under a $65 million multiple-year contract funded with federal funds from NIAID to support our ongoing development of drug candidates toward clinical trials in the treatment of botulism poisoning.

•

In the third quarter of 2009, we obtained $3.9 million in biodefense subcontract awards from SRI International for the development of antibodies to the H1N1 and H5N1 influenza viruses and the virus that causes severe acute respiratory syndrome. The subcontract awards are funded through NIAID.

Technology Licensing and Collaboration Agreements

•

We generated revenue from technology licensing and collaboration agreements of $43.8 million in 2009. This includes the expansion of our existing collaboration with Takeda in February of 2009 to provide Takeda with access to multiple antibody technologies, in exchange for a $29 million expansion fee, before taxes and other costs. In addition, in the second half of 2009, we entered into antibody discovery collaborations with Arana Therapeutics Limited, a wholly-owned subsidiary of Cephalon, Inc. (“Arana”), and The Chemo-Sero-Therapeutic Research Institute, a Japanese research foundation known as Kaketsuken, involving multiple proprietary XOMA antibody research and development technologies for fees of $6 million and $8 million, respectively.

Royalties

•

We recognized royalty revenue of $29.1 million in 2009, primarily related to the sale of our LUCENTIS® royalty interest to Genentech, Inc., a wholly-owned member of the Roche Group (referred to herein as “Genentech”), in the third quarter of 2009 for a total of $25 million. We will no longer receive royalties on sales of LUCENTIS®.

•

We received royalties of $0.5 million in 2009 from UCB Celltech, a branch of UCB S.A. (“UCB”), on U.S. sales of CIMZIA® for the treatment of Crohn’s disease and on U.S. and Canadian sales of CIMZIA® for the treatment of moderate-to-severe rheumatoid arthritis, which was approved by the U.S. Food and Drug Administration (“FDA”) in May of 2009 and in Canada in September of 2009.

•

In the first half of 2009, RAPTIVA® was withdrawn from the commercial drug markets. We previously received mid-single digit royalties on worldwide sales of RAPTIVA®, a product that we developed under a collaboration agreement with Genentech.

Financial

•

In May and June of 2009, we entered into definitive agreements with certain institutional investors to sell a total of 22.2 million units, with each unit consisting of one of our common shares and a warrant to purchase 0.50 of a common share, for gross proceeds of approximately $22 million, before deducting placement agent fees and estimated offering expenses of $1.6 million, in two registered direct offerings. The warrants represent the right to acquire an aggregate of up to 11.1 million common shares over a five-year period at exercise prices of $1.02 and $1.30 per share. Subsequent to the end of 2009, the warrant holders agreed to amend certain terms of these warrants and shares were issued on exercise of the warrants issued in May of 2009, as disclosed below in the Subsequent Events section.

•

In September of 2009, we fully repaid our term loan facility with Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”). Prior to repayment, we were not in compliance with the requirements of the relevant provisions of this loan facility, due to the cessation of royalties from sales of RAPTIVA® related to its market withdrawal in the first half of 2009. Repayment of this loan facility discharged all of our obligations to the lenders.

•

In the third quarter of 2009, we raised approximately $26.4 million in two separate financing transactions, before deducting placement agent fees and estimated offering expenses of approximately $0.4 million, with Azimuth Opportunity Ltd. (“Azimuth”). We sold approximately 34.3 million common shares to Azimuth in these financing transactions.

•

Also in the third quarter of 2009, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”), with Wm Smith & Co. (“Wm Smith”), under which we may sell up to 25 million of our common shares from time to time through Wm Smith, as the agent for the offer and sale of the common shares. From the inception of the ATM Agreement through December 31, 2009, we sold a total of 4.1 million common shares through Wm Smith for aggregate gross proceeds of $2.9 million, before deducting offering expenses of $0.1 million. Refer to the Subsequent Events section below for disclosure regarding the number of shares sold under this agreement subsequent to the end of 2009.

Other

•

In January of 2009, we announced a workforce reduction of approximately 42%, or 144 employees, a majority of which were employed in manufacturing and related support functions. This decision was made based on the challenging economic conditions and a decline in forecasted manufacturing demand in 2009. As a result, we achieved an annualized reduction in cash expenditures of approximately $27 million. We recorded restructuring charges of $3.6 million in 2009 related to the workforce reduction.

•

In September of 2009, we received notice from The NASDAQ Stock Market (“NASDAQ”) that for the thirty consecutive business days preceding September 15, 2009, the bid price of our common shares closed below the minimum $1.00 per share requirement under NASDAQ Listing Rule 5450(a)(1) for continued inclusion on The NASDAQ Global Market. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until March 15, 2010, to regain compliance with the minimum bid price requirement. We anticipate receiving a further letter from NASDAQ on or shortly after March 16, 2010 indicating that we have not regained compliance with this requirement and intend to request a hearing before a NASDAQ Listing Qualification Panel (the “Panel”), which request will stay delisting pending the Panel’s decision following the hearing. At the hearing, we intend to request continued listing based on a plan for regaining compliance. Although the Panel has authority to grant us up to an additional 180 days from the date of the forthcoming NASDAQ notice to implement our plan, there can be no assurance that the Panel will grant our request for continued listing.

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

Revenue Recognition

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The determination of criteria (2) is based on management’s judgments regarding whether a continuing performance obligation exists. The determination of criteria (3) and (4) are based on management’s judgments regarding the nature of the fee charged for products or services delivered and the collectibility of those fees. Allowances are established for estimated uncollectible amounts, if any.

We recognize revenue from license and collaboration arrangements, contract services and royalties. Our revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

License and Collaborative Fees

Revenue from non-refundable license, technology access or other payments under license and collaborative agreements where we have a continuing obligation to perform is recognized as revenue over the expected period of the continuing performance obligation. We estimate the performance period at the inception of the arrangement and reevaluate it each reporting period. This reevaluation may shorten or lengthen the period over which the remaining revenue is recognized. Changes to these estimates are recorded on a prospective basis.

Milestone payments under collaborative and other arrangements are recognized as revenue upon completion of the milestone event, once confirmation is received from the third party and collectibility is reasonably assured. This represents the culmination of the earnings process because we have no future performance obligations related to the payment. Milestone payments that require a continuing performance obligation on our part are recognized over the expected period of the continuing performance obligation. Amounts received in advance are recorded as deferred revenue until the related milestone is completed.

Contract Revenue

Contract revenue for research and development involves our providing research and development and manufacturing services to collaborative partners, biodefense contractors or others. Revenue for certain contracts is accounted for by a proportional performance, or output-based, method where performance is based on estimated progress toward elements defined in the contract. The amount of contract revenue and related costs recognized in each accounting period are based on estimates of the proportional performance during the period. Adjustments to estimates based on actual performance are recognized on a prospective basis and do not result in reversal of revenue should the estimate to complete be extended.

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

For example, in the third quarter of 2008, we disclosed a change in accounting estimate as a result of an audit by the NIH of the Company’s 2007 actual data, from which the NIH developed billing rates for the period from January 2007 to June 2009 to be used for all of the Company’s contracts with NIAID, including Contract No. HHSN26620060008C/N01-A1-60008 (“NIAID 2”). While the audited NIH rates are considered final for 2007 billings, these NIH rates are considered provisional for the period from January of 2008 to June of 2009 and thus are subject to future audits at the discretion of NIAID’s contracting office. In September of 2008, we retroactively applied these NIH rates to the invoices from 2007 through the third quarter of 2008 resulting in an adjustment to decrease revenue by $2.7 million.

Up-front fees are recognized ratably over the expected benefit period under the arrangement. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the arrangement. We have $4.5 million of deferred up-front fees related to two research and collaboration agreements that are being amortized over a range of two to five years.

Royalty Revenue

Royalty revenue and royalty receivables are generally recorded in the periods these royalties are earned, in advance of collection. The royalty revenue and receivables in these instances are based upon communication with collaborative partners, historical information and forecasted sales trends.

Research and Development Expenses

We expense research and development expenses as incurred. Research and development expenses consist of direct costs such as salaries and related personnel costs and material and supply costs, and research-related allocated overhead costs, such as facilities costs. In addition, research and development expenses include costs related to clinical trials. Expenses resulting from clinical trials are recorded when incurred based in part on estimates as to the status of the various trials. From time to time, research and development expenses may include up-front fees and milestones paid to collaborative partners for the purchase of rights to in-process research and development. Such amounts are expensed as incurred. The timing of up-front fees and milestone payments in the future may cause variability in our future research and development expenses.

Share-Based Compensation

The valuation of share-based compensation awards is determined at the date of grant using the Black-Scholes option pricing model. This model requires inputs such as the expected term of the option, expected volatility and risk-free interest rate. Further, the forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. To establish an estimate of expected term, we consider the vesting period and contractual period of the award and our historical experience of share option exercises, post-vesting cancellations and volatility. To establish an estimate of forfeiture rate, we consider our historical experience of option forfeitures and terminations. The risk-free rate is based on the yield available on United States Treasury zero-coupon issues. We review our valuation assumptions quarterly and, as a result, it is likely we will change our valuation assumptions used to value share-based awards granted in future periods.

Share-based compensation expense is recognized ratably over the requisite service period. If options are granted that include a performance condition, we estimate the probability of the performance condition being achieved on a quarterly basis. If it is determined that it is probable the performance criteria will be achieved, we estimate an implicit service period from grant date to the most likely date of achievement of the performance criteria and record share-based compensation expense ratably over this implicit service period. These estimates require significant judgment and may change in future periods.

Income Taxes

The application of income tax law and regulations is inherently complex. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in our financial statements.

We account for uncertain tax positions in accordance with Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and carry-back potential, we have determined that total deferred tax assets should be fully offset by a valuation allowance.

Long-Lived Assets

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets in the future are less than the carrying amounts of those assets. The estimate of future cash flows requires significant judgment related to potential future business opportunities being pursued by the Company.

Accrued Management Incentive Compensation

We estimate an accrual on a quarterly basis for the annual management incentive compensation plan, which is paid to employees in March of the following year. This estimate involves assessing the year’s achievements on a corporate and individual employee level against our objectives set at the beginning of the year, and is subject to change each quarter.

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

Warrant Liabilities

We issued warrants to purchase our common shares in connection with two separate registered direct offerings completed in May and June of 2009. The warrants issued included a provision allowing for an adjustment of the exercise price and number of warrant shares. This adjustment would occur if we issued or sold certain common shares in the future for a price per share less than the exercise price of the warrants in effect immediately prior to such issuance or sale. Due to this adjustment provision, the warrants did not meet the criteria set forth by Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”) and therefore were not considered indexed to our own stock.

We estimated the fair value of the warrants at the issuance dates using the Monte Carlo Simulation Model (“Simulation Model”) and recorded warrant liabilities. The Simulation Model requires inputs such as the expected term of the warrants, share price volatility, risk-free interest rate and the likelihood and timing of future equity financings. These assumptions were reviewed on a quarterly basis and changes in the estimated fair value of the warrants were recognized in other income (expense).

Subsequent to the end of 2009, the warrant holders agreed to amend certain terms of these warrants, as disclosed below in the Subsequent Events section.

Loss Contingencies

We are currently, and have been, involved in certain legal proceedings for which we assess the likelihood of any adverse judgments or outcomes for these legal matters, as well as potential ranges of probable losses. We would record an estimated loss in our statement of operations if we determined that, based on information available at the time, the loss is probable and the amount of the loss is reasonably estimable. The nature of these matters is highly uncertain and subject to change. As a result, any contingent liabilities recorded may vary on a quarterly basis, and depending on the final outcome of such legal proceedings.

Results of Operations

Revenue

Total revenue in 2009 was $98.4 million, compared with $68.0 million in 2008 and $84.3 million in 2007 as shown in the table below (in thousands):

	Year ended December 31,
	2009	2008	2007
License and collaborative fees	$43,822	$16,366	$36,460
Contract and other revenue	25,492	30,473	31,057
Royalties	29,116	21,148	16,735

Total revenues	$98,430	$67,987	$84,252

License and Collaborative Fees

License and collaborative fee revenue includes fees and milestone payments related to the out-licensing of our products and technologies. License and collaborative fee revenue in 2009 was $43.8 million, compared with $16.4 million in 2008 and $36.5 million in 2007. The primary components of license and collaborative fee revenue in 2009 were $28.1 million in revenue recognized related to the expansion of our collaboration agreement with Takeda in February of 2009 and $14.1 million in total revenue, including ancillary services provided, related to two antibody discovery collaboration agreements entered into with Arana and Kaketsuken in September and October of 2009. We also recognized $1.6 million of license and collaborative fee revenue in 2009 related to up-front fees, annual maintenance fees and milestone payments from various out-licensing arrangements.

The primary source of license and collaborative fee revenue in 2008 related to the restructuring of our product development collaboration with Novartis, which involved six development programs including the HCD122 program. Under the restructured agreement, we recognized a collaborative fee of $13.7 million in exchange for giving Novartis control over the HCD122 program and an additional program, as well as the right to expand the development of these programs into additional indications outside of oncology. We also recognized $1.7 million in up-front fees and annual maintenance fees relating to various out-licensing arrangements. In addition, we recognized four milestone payments totaling $1.0 million, including two milestone payments from Pfizer relating to two different products, including the payment of $0.5 million for the initiation of a Phase 3 clinical trial.

The primary source of license and collaborative fees in 2007 related to payments received from Pfizer and an existing technology partner totaling $31.3 million. These payments represented initial license fees for which no remaining obligation of the Company existed. In addition, $4.3 million in revenue was recognized during the first quarter of 2007 representing the unamortized revenue from a $10 million up-front collaboration fee received in connection with our collaboration with Novartis (then Chiron) in February of 2004. In February of 2007, we announced that pursuant to the terms of our collaboration agreement with Novartis, the mutual exclusivity obligation to conduct antibody discovery, development and commercialization work in oncology had ended. The expiration of this mutual obligation had no impact on the existing collaboration projects which had reached the development stage and the parties could continue to collaborate on a non-exclusive basis. Prior to the expiration of the exclusivity period, the up-front fee was being amortized over the expected five-year term of the exclusivity provision, or at a rate of $0.5 million per quarter.

The generation of future revenue related to license fees and collaborative arrangements is dependent on our ability to attract new licensees to our antibody and bacterial cell expression technologies and new collaboration partners. Depending on whether and when we obtain new licensees and partners, we expect to experience a decline from 2009 levels.

Contract and Other Revenue

Contract and other revenue was $25.5 million in 2009, compared with $30.5 million in 2008 and $31.1 million in 2007. This revenue includes agreements where we provide contracted research and development and manufacturing services to our collaboration partners, including Takeda, Merck/Schering-Plough and NIAID.

Contract and other revenue recognized in 2009 included $7.6 million related to our Merck/Schering-Plough contract, compared with $10.8 million in 2008. The decrease in revenue under this contract of $3.2 million was due to the cessation of certain discovery and development programs under our collaboration agreement in 2009. Revenue from our Manufacturing and Technology Transfer Agreement with Novartis decreased in 2009 by $4.1 million, from $6.6 million in 2008 to $2.5 million in 2009, due to the completion of the work under this agreement in the third quarter of 2009. In addition, revenue from our AVEO Pharmaceuticals, Inc. (now with Merck/Schering-Plough and referred to herein together as “Merck/Schering-Plough/AVEO”) contract decreased by $2.5 million, from $3.2 million in 2008 to $0.7 million in 2009, as a result of our nearing the end of the contracted service arrangement.

These decreases in contract and other revenue in 2009 were partially offset by an increase in revenue generated under our contract with NIAID Contract No. HHSN272200800028C (“NIAID 3”) of $0.9 million, from $4.2 million in 2008 to $5.1 million in 2009. Additionally, we recognized $2.8 million of unamortized deferred revenue in the fourth quarter of 2009 related to the cessation of certain discovery and development programs under our collaboration with Takeda, resulting in an increase in contract revenue recognized related to our collaboration with Takeda of $3.1 million, from $4.4 million in 2008 to $7.5 million in 2009.

In the third quarter of 2009, we began work on two biodefense subcontract awards from SRI International, including a $1.7 million award to develop novel antibody drugs against the virus that causes severe acute respiratory syndrome and a $2.2 million award to develop a novel antibody, known as F10, that has been shown to neutralize group 1 influenza A viruses, including the H1N1 and H5N1 strains. The subcontract awards are funded through NIAID. Revenue recognized in 2009 relating to these subcontracts was $0.3 million.

Contract and other revenue recognized in 2008 included $4.2 million related to NIAID 3, which was awarded in September of 2008, and $6.6 million relating to our Manufacturing and Technology Transfer Agreement with Novartis signed in December of 2008, and effective from July of 2008. We also recognized $10.8 million in revenue in 2008 from our agreement with Merck/Schering-Plough, compared with $5.7 million in 2007, and $4.4 million in revenue in 2008 from our agreement with Takeda, compared with $3.1 million in 2007. These increases in contract and other revenue were offset by decreases in revenue recognized from our NIAID 2 contract from $11.3 million in 2007 to $1.3 million in 2008, and on our Merck/Schering-Plough/AVEO contract from $8.0 million in 2007 to $3.2 million in 2008. These decreases are primarily due to the Company nearing the end of contracted service arrangements with NIAID 2 and Merck/Schering-Plough/AVEO. Contract revenue for 2008 also included an adjustment for NIAID 2 to decrease revenue by $2.7 million due to a change in billing rates, as detailed above in the Critical Accounting Estimates: Contract Revenue section.

Based on expected increases in revenue related to our NIAID 3 contract and our subcontract awards from SRI International, partially offset by decreases in contract revenue from other collaboration partners, we expect contract and other revenue in 2010 to remain comparable to 2009 levels or slightly increase depending on the timing and level of revenue generating activity.

We defer revenue until all requirements under our revenue recognition policy are met. In 2009, we deferred $16.2 million of revenue from five contracts including Takeda, Merck/Schering-Plough and Novartis and recognized $28.4 million in revenue from the five contracts. In 2008, we deferred $17.5 million of revenue from five contracts including Merck/Schering-Plough, Takeda and Novartis and recognized $18.4 million in revenue from the five contracts. In 2007, we deferred $23.3 million of revenue from five contracts including Merck/Schering-Plough, Merck/Schering-Plough/AVEO, Takeda and Novartis and recognized $22.2 million in revenue from the five contracts including amortization of $4.3 million of the $10 million in up-front payments received from Novartis related to our February of 2004 oncology collaboration contract.

The following table shows the activity in deferred revenue for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year ended December 31,
	2009	2008	2007
Beginning deferred revenue	$17,213	$18,064	$16,968
Revenue deferred	16,220	17,515	23,254
Revenue recognized	(28,425)	(18,366)	(22,158)

Ending deferred revenue	$5,008	$17,213	$18,064

Of the $5.0 million balance in deferred revenue at December 31, 2009, $2.1 million is expected to be earned over the next year and the remaining $2.9 million is expected to be earned over the next four years. Future amounts may be affected by additional consideration received, if any, under existing or any future licensing or other collaborative arrangements as well as changes in the estimated period of obligation or services to be provided under the arrangements.

Royalties

Revenue from royalties was $29.1 million in 2009 compared with $21.1 million in 2008 and $16.7 million in 2007. The increase in royalties in 2009 was primarily due to the sale of our LUCENTIS® royalty interest to Genentech for a total of $25 million, which included the receipt of royalties of $2.7 million recognized in the second quarter of 2009 and an additional one-time, non-refundable payment of $22.3 million in September of 2009. Royalties earned from sales of LUCENTIS® for the first half of 2009 were $5.1 million. We will not receive any further royalties on sales of LUCENTIS®.

The cessation of royalties earned from sales of RAPTIVA® in the second quarter of 2009 partially offsets the increase in royalty revenue in 2009. RAPTIVA® was withdrawn from the commercial drug markets in the first half of 2009. Royalties earned from sales of RAPTIVA® in 2009 were $1.2 million.

Royalties earned from sales of CIMZIA® were $0.5 million in 2009, compared with $0.1 million in 2008. CIMZIA® was approved by the FDA in May of 2009 and in Canada in September of 2009 for the treatment of moderate-to-severe rheumatoid arthritis in adults. We expect royalty revenue from sales of CIMZIA® to increase in 2010.

Royalties earned in 2008 included $6.5 million from U.S. sales of RAPTIVA®, compared with $6.4 million in 2007, and royalties of $5.7 million from sales of RAPTIVA® outside the U.S., compared with $4.2 million in 2007. In addition, royalties earned on U.S sales of LUCENTIS® were $4.4 million in 2008, compared with $4.1 million in 2007, and royalties earned on sales of LUCENTIS® outside the U.S. were $4.4 million in 2008, compared with $1.9 million in 2007.

The increase in royalty revenue from 2007 to 2008 resulted from higher sales of LUCENTIS® and RAPTIVA® in the U.S. and worldwide. According to Genentech, U.S sales of RAPTIVA® during 2008 were $108 million, compared with $107 million during 2007. According to Merck Serono, sales of RAPTIVA® outside of the U.S. during 2008 were approximately $134 million, compared with $106 million during 2007. According to Genentech, U.S. sales of LUCENTIS® were $875 million during 2008 compared with $815 million during 2007. According to Novartis, sales of LUCENTIS® outside the United States were $886 million in 2008 compared with $393 million during 2007.

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

Research and development expenses were $58.1 million in 2009, compared with $82.6 million in 2008 and $66.2 million in 2007. The decrease in research and development expense of $24.5 million in 2009, as compared to 2008, was primarily a result of our increased focus on cost control. In addition, spending on Novartis and Merck/Schering-Plough/AVEO-related contract activities decreased in 2009 due to our reaching the end of contracted service arrangements, and spending on Merck/Schering-Plough-related contract activities decreased in 2009 due to the cessation of certain discovery and development programs under the collaboration. Spending on

XOMA 052 decreased in 2009, as compared to 2008, due to the completion of Phase 1 clinical trial enrollment in the second quarter of 2009 slightly offset by an increase in spending in the fourth quarter of 2009 related to the initiation of the Phase 2 clinical program. In addition, spending on XOMA 629 decreased in 2009, as compared to 2008, due to the Company’s decision to suspend development of this product. These decreases were partially offset by increased spending on preclinical antibody discovery programs in several indications, and on our contracts with NIAID 3, Takeda and SRI International.

The $16.4 million increase in research and development expense in 2008, compared with 2007, primarily reflects increased spending on development of XOMA 052, including Phase 1 clinical trials, and to a lesser extent XOMA 629. In addition, we increased spending on our contracts with Novartis, Merck/Schering-Plough, NIAID 3 and Takeda. Research and development expenses also increased in 2008 related to the preclinical development of several antibodies, XOMA 3AB and upgrades made to our manufacturing plant. These increases were partially offset by a decrease in spending on NIAID 2 and Merck/Schering-Plough/AVEO-related contract activities, due to the Company nearing the end of contracted service arrangements.

Research and development expense in 2007 primarily related to spending on development of XOMA 052, including the initiation of Phase 1 clinical trials, and on the development of XOMA 629. In addition, we increased spending on our contracts with NIAID 2, Merck/Schering-Plough/AVEO, Merck/Schering-Plough and Takeda.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $26.8 million in research and development salaries and employee-related expenses in 2009, compared with $34.4 million in 2008 and $31.5 million in 2007. Included in these expenses for 2009 were $22.2 million for salaries and benefits, $2.4 million for bonus expense and $2.2 million for share-based compensation, which is a non-cash expense. The decrease of $7.6 million in 2009, as compared to 2008, was due to a decrease in salaries and benefits of $9.9 million due to the workforce reduction announced in January of 2009. In addition, share-based compensation decreased by $0.1 million. See Results of Operations: Share-Based Compensation for further discussion of our share-based compensation expense. Partially offsetting this decrease in research and development personnel expense was an increase in bonus expense in 2009 of $2.4 million. In 2008, the Company did not to pay bonuses in efforts to control spending and manage the Company’s cash balance.

Included in these expenses for 2008 were $32.1 million for salaries and benefits and $2.3 million for share-based compensation, which is a non-cash expense, compared with $27.9 million and $1.0 million, respectively, in 2007. The $2.9 million increase in salaries and employee-related expenses in 2008, as compared to 2007, primarily related to increased headcount. Partially offsetting the 2008 increase in salaries and employee-related expenses was a decrease in bonus expense for 2008 to zero compared with $2.6 million in 2007. As discussed above, the Company did not to pay bonuses for 2008.

Our research and development activities can be divided into earlier stage programs and later stage programs. Earlier stage programs include molecular biology, process development, pilot-scale production and preclinical testing. Also included in earlier stage programs are costs related to excess manufacturing capacity, which we expect will decrease in 2010 due to the consolidation of facilities. Later stage programs include clinical testing, regulatory affairs and manufacturing clinical supplies. The costs associated with these programs approximate the following (in thousands):

	Year ended December 31,
	2009	2008	2007
Earlier stage programs	$42,961	$62,872	$57,027
Later stage programs	15,170	19,704	9,188

Total	$58,131	$82,576	$66,215

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements approximate the following (in thousands):

	Year ended December 31,
	2009	2008	2007
Internal projects	$42,206	$58,468	$45,804
Collaborative and contract arrangements	15,925	24,108	20,411

Total	$58,131	$82,576	$66,215

In 2009 and 2008, our largest development program (XOMA 052) accounted for more than 20% but less than 30% of our total research and development expense. In 2009, one development program (NIAID) accounted for more than 10% but less than 20% of our total research and development expense, and in 2008, one development program (Novartis) accounted for more than 10% but less than 20% of our total research and development expense. No development program accounted for more than 30% of our total research and development expense in 2009 or 2008. In 2007, two development programs (XOMA 052 and NIAID) each individually accounted for more than 10% but less than 20% of our total research and development expense. No development program accounted for more than 20% of our total research and development expense in 2007.

We expect our research and development spending in 2010 will increase due to the initiation of our Phase 2 clinical program for XOMA 052 in Type 2 diabetes and cardiovascular disease and in support of our biodefense contracts. We continue ongoing discussions with a number of companies for a partnership to develop and commercialize XOMA 052.

Future research and development spending may also be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. In 2009, selling, general and administrative expenses were $23.7 million compared with $24.1 million in 2008 and $20.6 million in 2007. The $0.4 million decrease in selling, general and administrative expenses in 2009 as compared with 2008 was primarily related to a decrease in salaries and related personnel costs of $0.6 million, as further discussed below, as well as a decrease in professional fees and other expenses of $1.2 million due to our increased focus on cost control. Partially offsetting these decreases was an increase in fees in 2009 of $1.4 million related to the restructuring negotiations and repayment of the Goldman Sachs term loan discussed in further detail below in the Liquidity and Capital Resources section.

The $3.5 million increase in selling, general and administrative expenses in 2008 as compared with 2007 was primarily related to a $1.2 million increase in legal fees supporting our technology licensing and collaboration agreements as well as the protection of our intellectual property, a $1.1 million increase in spending related to the marketing and communication of our technology and proprietary products to potential corporate partners and investors, a $0.9 million increase in consulting fees primarily related to employee training and system implementation and a net increase in salaries and related expenses of $0.6 million.

We recorded salaries and employee-related expenses of $12.7 million in 2009 compared with $13.3 million in 2008 and $12.7 million in 2007. The decrease of $0.6 million in 2009 as compared to 2008 was due to a decrease in salaries and benefits of $1.5 million primarily due to the workforce reduction announced in January of 2009, and a decrease in share-based compensation of $0.4 million. See Results of Operations: Share-Based Compensation for further discussion of our share-based compensation expense. Partially offsetting this decrease in selling, general and administrative personnel expense was an increase in bonus expense in 2009 of $1.3 million. In 2008, the Company did not to pay bonuses in efforts to control spending and manage the Company’s cash balance.

The $0.6 million increase in salaries and employee-related expenses in 2008 as compared to 2007 primarily related to increased headcount. Salaries and benefits expense increased by $1.2 million in 2008 and share-based compensation increased by $0.8 million. See Results of Operations: Share-Based Compensation for further discussion of our share-based compensation expense. Partially offsetting the increase in selling, general and administrative personnel expense was a decrease in bonus expense for 2008 to zero compared with $1.4 million in 2007. As discussed above, the Company did not to pay bonuses for 2008.

We expect selling, general and administrative expenses in 2010 will be comparable to 2009 levels.

Restructuring Charges

In January of 2009, we announced a workforce reduction of approximately 42%. As part of this workforce reduction, we recorded charges of $3.1 million during 2009 related to severance, other termination benefits and outplacement services. In the third quarter of 2009, employee severance and other termination benefits related to the January of 2009 workforce reduction were fully paid. We do not expect to incur any additional restructuring charges for employee severance and other termination benefits related to the January of 2009 workforce reduction.

As a result of the workforce reduction, in the second quarter of 2009, we vacated one of our leased buildings resulting in a restructuring charge of $0.5 million. This charge was primarily related to the net present value of the future minimum lease payments, less the estimated future sublease income. We are currently seeking a sublease tenant. At the end of 2009, one building remains temporarily vacant, in order to optimize our facility usage. As manufacturing demand increases in the future, we plan to resume operations at this facility. As of December 31, 2009, we performed an analysis of the long-lived assets related to the vacant building, with an approximate net book value of $4.2 million. Based on estimated undiscounted future cash inflows, we have determined that there is no current impairment relating to these assets, and will continue to assess for impairment at each future reporting period.

Other Income (Expense)

Investment and interest income was $49,000 in 2009 compared with $0.9 million in 2008 and $1.9 million in 2007. Investment and interest income consists primarily of interest earned on our cash and investment balances. The differences between 2009, 2008 and 2007 balances resulted from varying average cash and investment balances and interest rates.

Interest expense and amortization of debt issuance costs for the Goldman Sachs term loan, to the date of repayment, and Novartis note are shown below for 2009, 2008 and 2007 (in thousands):

	Year ended December 31,
	2009	2008	2007
Interest expense
Goldman Sachs term loan	$3,932	$5,095	$3,360
Novartis note	455	1,181	1,329
Convertible debt	—	—	6,452
Other	14	—	—

Total interest expense	$4,401	$6,276	$11,141

Amortization of debt issuance costs
Goldman Sachs term loan	$487	$726	$444

Total amortization of debt issuance costs	$487	$726	$444

Total interest expense	$4,888	$7,002	$11,585

Interest expense was $4.9 million in 2009, compared with $7.0 million in 2008 and $11.6 million in 2007. The decrease in interest expense in 2009 of $2.1 million as compared to 2008 was due to a decrease in interest expense and amortization of debt issuance costs on the Goldman Sachs term loan of $1.4 million. This decrease was due to the repayment in full of the term loan facility in September of 2009, at which point the remaining debt issuance costs of $1.1 million were recognized as part of the loss on debt extinguishment in our consolidated statement of operations for 2009. In addition, interest expense related to the Novartis note decreased by $0.7 million in 2009 due to a decrease in the average principal balance and interest rate of this note. Refer to the Liquidity and Capital Resources: Goldman Sachs Term Loan section for additional disclosure regarding the loan repayment.

The decrease in interest expense of $4.6 million in 2008 compared to 2007 is primarily due to the elimination of our convertible debt in 2007, which represented $6.5 million of interest expense in 2007, including $6.1 million related to the revaluation to fair value of the embedded derivative on our convertible debt. This decrease was partially offset by an increase in interest expense and amortization of debt issuance costs on our term loan with Goldman Sachs of $2.0 million related to a higher principal balance and interest rate.

Interest expense for 2010 is expected to decrease compared to 2009 due to the repayment in full of our Goldman Sachs term loan in 2009. This anticipated decrease may be offset by additional interest expense in the event new debt financing is obtained.

Loss on debt extinguishment was $3.6 million in 2009 relating to the repayment of our Goldman Sachs term loan. This loss included a prepayment premium of $2.5 million and the recognition of unamortized debt issuance costs of $1.1 million. In 2008, we recognized a loss on debt extinguishment of $0.7 million reflecting the recognition of the unamortized debt issuance costs related to the original Goldman Sachs term loan, upon refinancing of the loan in May of 2008. To conform to the current period presentation, the loss recognized on debt extinguishment in 2008 was reclassified from interest expense as a separate line item. This reclassification had no impact on our previously reported net earnings (losses), financial position or cash flows.

Other income (expense) was $1.8 million in 2009 compared with ($0.1) million in 2008 and ($0.1) million in 2007. The increase in other income in 2009 primarily related to gains of $1.8 million recognized from the revaluation of our warrant liabilities in 2009. See Results of Operations: Warrants Revaluation below for additional disclosure.

Warrants Revaluation

We issued warrants to purchase our common shares in connection with two separate registered direct offerings completed in May and June of 2009. Refer to Liquidity and Capital Resources: Other Equity Financings and Arrangements for additional disclosure relating to these financing transactions.

The warrants issued included a provision allowing for an adjustment of the exercise price and number of warrant shares. This adjustment would occur if we issued or sold certain common shares in the future for a price per share less than the exercise price of the warrants in effect immediately prior to such issuance or sale. Due to this adjustment clause, these warrants were not considered indexed to our stock and were therefore subject to liability and fair value re-measurement.

The fair values of the warrants at the issuance dates were estimated using the Simulation Model, and we recorded liabilities of $2.9 million and $3.6 million for the May and June warrant issuances, respectively. We revalued the warrants quarterly and recorded decreases in the fair value of the warrants of $1.8 million in 2009.

Subsequent to the end of 2009, the warrant holders agreed to amend certain terms of these warrants, as disclosed below in the Subsequent Events section.

Income Taxes

We recognized $5.7 million in income tax expense in 2009 compared with an income tax benefit of $0.4 million in 2008. Income tax expense in 2009 is primarily related to $5.8 million of foreign income tax expense recognized in connection with the expansion of our existing collaboration with Takeda signed in February of 2009. We were paid a $29 million expansion fee, of which $5.8 million was withheld for payment to the Japanese taxing authority. We also recognized $0.1 million of income tax benefit for 2009 relating to research and development refundable credits, in addition to the $0.4 million in research and development refundable credits recognized in 2008. There was no income tax expense for 2007.

Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and carry-back potential, we have determined that total deferred tax assets should be fully offset by a valuation allowance.

We have recorded cumulative gross deferred tax assets of $189.9 million and $214.7 million at December 31, 2009 and 2008, respectively, principally attributable to the timing of the deduction of certain expenses associated with certain research and development expenses, net operating loss and other carry-forwards. We also recorded corresponding valuation allowances of $189.9 million and $214.7 million at December 31, 2009 and 2008, respectively, to offset these deferred tax assets, as management cannot predict with reasonable certainty that the deferred tax assets to which the valuation allowances relate will be realized.

As of December 31, 2009, we had federal net operating loss carry-forwards of approximately $113 million to offset future taxable income. We also had federal research and development tax credit carry-forwards of approximately $9.4 million. In 2009, we experienced an “ownership change” under Section 382 of the Internal Revenue Code, which subjects the amount of federal and state tax carry-forwards that can be utilized to an annual limitation, which will substantially limit our future use of these carry-forwards per year. To the extent we do not utilize our carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will expire unused.

We did not have unrecognized tax benefits as of December 31, 2009 and do not expect this to change significantly over the next twelve months. In accordance with ASC 740, we will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2009, we have not accrued interest or penalties related to uncertain tax positions.

Share-Based Compensation

In February of 2009, our Board of Directors approved a company-wide grant of 4,730,000 share options, of which 4,568,000 were issued as part of our annual incentive compensation package. These options vest monthly over four years and include an acceleration clause based on meeting certain performance measures. In the third quarter of 2009, management determined that it was probable that the performance measures would be achieved. We accelerated expense recognition related to these options, with an estimated implicit service period of twelve months from the grant date, which was subsequently extended an additional twelve months in the fourth quarter of 2009 based on revised assumptions.

In 2009, we recognized $4.4 million in share-based compensation expense, compared with $4.9 million in 2008 and $2.9 million in 2007. The decrease in share-based compensation expense of $0.5 million in 2009, as compared to 2008, was primarily due to a decline in outstanding options as a result of the workforce reduction in January of 2009. Partially offsetting this decrease was the accelerated expense recognition related to the annual grants in February of 2009, as discussed above.

The increase in share-based compensation expense in 2008 of $2.0 million, as compared to 2007, primarily related to the annual grants in October of 2007 and February of 2008 that were subject to shareholder approval, which was obtained in May of 2008, at which point share-based compensation expense was recognized from grant date to approval date.

As of December 31, 2009, there was $6.8 million of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 2.3 years.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at December 31, 2009 were $23.9 million compared with $10.8 million at December 31, 2008. Net cash provided by operating activities was $7.4 million in 2009, compared with net cash used in operating activities of $33.0 million in 2008 and net cash provided by operating activities of $4.5 million in 2007.

The $40.4 million increase in cash provided by operations from 2008 to 2009 was primarily due to the receipt of $23.2 million in the first quarter of 2009 related to the expansion of our existing collaboration with Takeda, the receipt of $22.3 million in the third quarter of 2009 related to the sale of our LUCENTIS® royalty interest to Genentech and the receipt of $10 million in the second half of 2009 related to two antibody discovery collaboration agreements entered into with Arana and Kaketsuken.

In addition, receivables decreased by $9.5 million in 2009 due to the cessation of LUCENTIS® and RAPTIVA® royalty revenue and a decline in contract revenue. The increases in cash were partially offset by a net decrease in the accounts payable and accrued liabilities balance of $2.8 million in 2009 related to the pay down of the accounts payable balance throughout the year and our continued focus on cost control, offset by the accrual of the 2009 employee bonus, restructuring charges and an increase in professional and other fees payable. Also offsetting the increase in cash was a decrease in deferred revenue of $12.2 million in 2009 related to a decline in advance billings and the recognition of the remaining deferred revenue related to upfront fees received for discontinued programs with Merck/Schering-Plough and Takeda.

We expect net cash provided by operating activities to decrease in 2010 due to the expected increase in research and development spending to advance XOMA 052, partially offset by cash generated from our biodefense contracts.

The $37.5 million increase in cash used for operations from 2007 to 2008 included a net loss of $45.2 million offset by non-cash adjustments of $16.1 million, primarily related to depreciation and share-based compensation. In addition, receivables increased by $4.6 million in 2008 primarily related to work performed on the NIAID 3, Novartis, Merck/Schering-Plough and Takeda contracts, offset by a decrease in work performed on the Merck/Schering-Plough/AVEO contract and accrued liabilities decreased by $3.3 million primarily related to the reversal of the 2008 bonus accrual in the fourth quarter when the Company decided it would not pay 2008 bonuses. These decreases in cash were partially offset by an increase in the accounts payable balance of $3.0 million due to the Company paying vendors on longer terms and an increase in other liabilities of $2.1 million related to the NIAID 2 billing adjustment (as detailed above in the Critical Accounting Estimates: Contract Revenue section) for which a credit was provided to the NIH to be applied to future work performed on the NIAID 2 contract.

Cash provided by operations for 2007 consisted of a net loss of $12.3 million offset by non-cash adjustments of $12.4 million, primarily related to depreciation, the revaluation of our embedded derivative and interest paid on our convertible debt, and share-based compensation. In addition, the accounts payable balance increased by $2.8 million and deferred revenue increased by $1.1 million. During 2007, we made payments of $6.6 million for interest on our convertible debt, $3.1 million for interest on our Goldman Sachs term loan, and $1.0 million for our Incentive Plans. In October of 2007, the Board of Directors approved amendments to the Incentive Plans eliminating the provisions requiring payments to be made partly in Common Shares and beginning in 2008, bonuses awarded under the incentive plans are paid entirely in cash.

Net cash provided by investing activities was $10.6 million in 2009, compared with $3.2 million in 2008 and net cash used in investing activities of $8.8 million in 2007. Cash provided by investing activities in 2009 primarily consisted of a decrease in the restricted cash balance of $9.5 million due to use of the funds for the repayment of our Goldman Sachs term loan in September of 2009. In addition, we received proceeds from maturities of investments of $1.3 million.

Net cash provided by investing activities of $3.2 million in 2008 consisted of net sales and maturities of investments of $14.8 million, partially offset by the transfer to restricted cash of $3.5 million relating to our term loan facility with Goldman Sachs and purchases of fixed assets of $8.1 million, primarily relating to lab and production equipment. Net cash used in investing activities of $8.8 million in 2007 consisted of purchases of fixed assets of $9.5 million and net proceeds from short-term investments of $2.3 million. In addition, $1.7 million was transferred to restricted cash in 2007 related to our term loan facility with Goldman Sachs.

Net cash used in financing activities was $3.6 million for 2009, compared with net cash provided by financing activities of $16.8 million in 2008 and net cash used in financing activities of $1.2 million in 2007. Cash used in financing activities in 2009 related to the repayment in full of the Goldman Sachs term loan, including a principal payment of $8.4 million in the second quarter of 2009, repayment of the remaining outstanding balance of $42 million in September of 2009 and payment of a prepayment premium of $2.5 million, partially offset by proceeds of $49.3 million received from the issuance of common shares in 2009.

Net cash provided by financing activities in 2008 of $16.8 million related to the refinancing of our original loan facility with Goldman Sachs in May of 2008, which netted proceeds of approximately $30.9 million, partially offset by a principal payment of $8.2 million against the outstanding balance of the original facility with Goldman Sachs in the first quarter of 2008. In addition, principal payments of $4.6 million on the new Goldman Sachs facility and $8.9 million on our Novartis note were made in the fourth quarter of 2008. We also received proceeds of $7.6 million from the issuance of common shares related to draws made on our equity line of credit with Azimuth.

Net cash used by financing activities in 2007 of $1.2 million included a $4.7 million principal repayment on our Goldman Sachs term loan, offset by additional borrowings of $2.8 million on our Novartis note and $0.7 million in proceeds received from the issuance of common shares.

Goldman Sachs Term Loan

In September of 2009, we fully repaid our term loan facility with Goldman Sachs, which was a five-year term loan facility originally entered into in November of 2006 and refinanced in May of 2008. Prior to repayment, we were not in compliance with the requirements of the relevant provisions of this loan facility, due to the cessation of royalties from sales of RAPTIVA® related to its market withdrawal in the first half of 2009. Repayment of this loan facility discharged all of our obligations to the lenders.

We repaid the outstanding principal balance of $42 million, accrued interest to the date of payment of $2.4 million and a prepayment premium of $2.5 million. In the third quarter of 2009, we recorded a loss on repayment of debt of $3.6 million, which included the prepayment premium and the recognition of the unamortized debt issuance costs of $1.1 million. This loss was recorded as loss on debt extinguishment in our consolidated statement of operations for 2009.

Novartis Note

In May of 2005, we executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June of 2015. Under the note agreement, we borrowed semi-annually to fund up to 75% of our research and development and commercialization costs under our collaboration arrangement with Novartis, not to exceed $50 million in aggregate principal amount. As of December 31, 2009, the interest rate was 2.44%. At our election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50 million and we have made this election for all interest payments thus far. Loans under the note agreement are secured by our interest in the collaboration with Novartis, including any payments owed to us thereunder.

In November of 2008, we restructured our product development collaboration with Novartis. Pursuant to this restructuring, we will not make any additional borrowings on our Novartis note.

At December 31, 2009, the outstanding principal balance under this note agreement was $13.3 million and for the years ended December 31, 2009, 2008 and 2007 we incurred, and added to the principal balance of the note, interest expense of $0.5 million, $1.2 million and $1.3 million, respectively.

Equity Line of Credit

On October 21, 2008, we entered into a common share purchase agreement (the “Purchase Agreement”) with Azimuth, pursuant to which we obtained a committed equity line of credit facility (the “Facility”) under which we could sell up to $60 million of our registered common shares to Azimuth over a 24-month period, subject to certain conditions and limitations. The Purchase Agreement required a minimum share price of $1.00 per share to allow us to issue shares to Azimuth under the Facility. However, at its election, Azimuth could buy shares below the threshold price at a negotiated discount. We were not obligated to utilize any of the $60 million Facility and remained free to enter other financing transactions. Shares under the Facility were sold pursuant to a prospectus which forms a part of a registration statement declared effective by the Securities and Exchange Commission on May 29, 2008. At the end of the third quarter of 2009, the Facility is no longer in effect, and no additional shares can be issued thereunder.

From the inception of the Facility through 2009, we have sold a total of 42,228,428 common shares to Azimuth for aggregate gross proceeds of $33.9 million. This included the sale of 34.3 million shares in two transactions in September of 2009 that Azimuth agreed to purchase notwithstanding that the purchase prices were below the minimum price of $1.00 required by the Purchase Agreement. We negotiated a discount rate (excluding placement agent fees) of 8.0% for those transactions. Prior to the successful conclusion of negotiations, Azimuth was not obligated to purchase these shares. Offering expenses incurred in 2009 related to sales to Azimuth were $0.4 million.

Other Equity Financings and Arrangements

In May of 2009, we entered into a definitive agreement with an institutional investor to sell 11,764,706 units, with each unit consisting of one of our common shares and a warrant to purchase 0.50 of a common share, for gross proceeds of approximately $10 million, before deducting placement agent fees and estimated offering expenses of $0.8 million, in a registered direct offering. The investor purchased the units at a price of $0.85 per unit. The warrants, which represent the right to acquire an aggregate of up to 5,882,353 common shares, were exercisable at any time on or after May 15, 2009 and prior to May 20, 2014 at an exercise price of $1.02 per share. As of December 31, 2009, all warrants issued in May of 2009 remained outstanding.

In June of 2009, we entered into a definitive agreement with certain institutional investors to sell 10,434,782 units, with each unit consisting of one of our common shares and a warrant to purchase 0.50 of a common share, for gross proceeds of approximately $12 million, before deducting placement agent fees and estimated offering expenses of $0.8 million, in a second registered direct offering. The investor purchased the units at a price of $1.15 per unit. The warrants, which represent the right to acquire an aggregate of up to 5,217,391 common shares, are exercisable at any time on or prior to December 10, 2014 at an exercise price of $1.30 per share. As of December 31, 2009, all warrants issued in June of 2009 remained outstanding.

Subsequent to the end of 2009, the warrant holders agreed to amend certain terms of these warrants and shares were issued on exercise of the warrants issued in May of 2009, as disclosed below in the Subsequent Events section.

In the third quarter of 2009, we entered into the ATM Agreement, with Wm Smith, under which we may sell up to 25 million of our common shares from time to time through Wm Smith, as the agent for the offer and sale of the common shares. Wm Smith may sell these common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including but not limited to sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. Wm Smith may also sell the common shares in privately negotiated transactions, subject to our approval. We pay Wm Smith a commission equal to 3% of the gross proceeds of all common shares sold through it as sales agent under the ATM Agreement but in no event less than $0.02 per share. Shares sold under the ATM Agreement are sold pursuant to a prospectus which forms a part of a registration statement declared effective by the Securities and Exchange Commission on May 29, 2008. From the inception of the ATM Agreement through December 31, 2009, we sold a total of 4,050,617 common shares through Wm Smith for aggregate gross proceeds of $2.9 million. Total offering expenses related to these sales were $0.1 million. Refer to the Subsequent Events section below for disclosure regarding the number of shares sold under this agreement subsequent to the end of 2009.

Proceeds from the sale of shares under the equity line of credit, ATM Agreement, registered direct offerings and other equity offerings are being used to continue development of our XOMA 052 product candidate and for other working capital and general corporate purposes. We also used the proceeds to repay the Goldman Sachs term loan in September of 2009.

Convertible Debt

In February of 2006, we completed an exchange offer with holders of our 6.5% convertible senior notes due 2012 in which we exchanged $60 million aggregate principal amount of 6.5% Convertible SNAPsSM due 2012 (the “New Notes”) for all $60 million aggregate principal amount of our then outstanding convertible senior notes due 2012. We also issued an additional $12 million of New Notes to the public for cash at a public offering price of 104% of principal, or $12.5 million.

In the first quarter of 2007, holders voluntarily converted $42 million of our New Notes and we converted the $2.5 million of our New Notes that remained outstanding (the other $27.5 million thereof having been converted in 2006). As a result, 25,640,187 shares were issued to effect the conversion of the principal balances. Additionally, at the time of conversion, we issued 1,889,317 shares and $5.2 million in cash to satisfy the remaining additional interest payment feature related to these converted notes.

For the year ended December 31, 2007, we incurred $0.2 million in interest expense related to our convertible debt, amortized $0.1 million in debt issuance costs, premium and discount, and recognized $6.1 million in interest expense related to the revaluation of the embedded derivative.

*            *            *

We have incurred significant operating losses and negative cash flows from operations since our inception. At December 31, 2009, we had cash and cash equivalents of $23.9 million. During 2010, we expect to continue using our cash and cash equivalents to fund ongoing operations. Additional licensing, antibody discovery and development collaboration agreements, government funding and financing arrangements may positively impact our cash balances. Based on our cash reserves and anticipated spending levels, revenue from collaborations including a XOMA 052 corporate partnership, licensing transactions or biodefense contracts and other sources of funding we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through the next twelve months. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms.

Commitments and Contingencies

Schedule of Contractual Obligations

Payments by period due under contractual obligations at December 31, 2009 are as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$19,244	$5,307	$10,237	$3,700	$—
Debt Obligations (a)
Principal	13,341	—	—	—	13,341
Interest	1,787	325	650	650	162

Total	$34,372	$5,632	$10,887	$4,350	$13,503

(a)	See Item 7A: Quantitative and Qualitative Disclosures about Market Risk and Note 7: Long-Term Debt and Other Arrangements to the accompanying consolidated financial statements for further discussion of our debt obligation.

In addition to the above, we have committed to make potential future “milestone” payments to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $79 million have not been recorded on our consolidated balance sheet. We are also obligated to pay royalties, ranging generally from 1.5% to 5% of the selling price of the licensed component and up to 40% of any sublicense fees to various universities and other research institutions based on future sales or licensing of products that incorporate certain products and technologies developed by those institutions. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on future events, the achievement of which is subject to a significant number of risks and uncertainties.

Although operations are influenced by general economic conditions, we do not believe that inflation had a material impact on financial results for the periods presented. We believe that we are not dependent on materials or other resources that would be significantly impacted by inflation or changing economic conditions in the foreseeable future.

Recent Accounting Pronouncements

In June of 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative accounting principles recognized by the FASB. The FASB will issue new standards in the form of Accounting Standards Updates (“ASU”). The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and therefore was effective for us in the third quarter of 2009. The issuance of the ASC does not change U.S. generally accepted accounting principles (“GAAP”) and therefore the adoption of the ASC only affects the specific references to GAAP literature in the notes to our consolidated financial statements.

Accounting Standards Codification Topic 855, Subsequent Events (“ASC 855”) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, ASC 855 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new provisions of ASC 855 were effective for interim financial reporting periods ending after June 15, 2009 and did not have a material effect on our financial statements.

Accounting Standards Codification Topic 320, Investments—Debt and Equity Securities (“ASC 320”) contains an amendment to make previous guidance regarding other-than-temporary impairments more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This amendment replaces the existing requirement that management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis. ASC 320 requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The amended provisions of ASC 320 were effective for interim financial reporting periods ending after April 1, 2009 and did not have a material effect on our financial statements.

Accounting Standards Codification Topic 808, Collaborative Arrangements (“ASC 808”) defines collaborative arrangements and establishes reporting requirements for transactions between participants and third parties in a collaborative arrangement. ASC 808 prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenue and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”), and other applicable accounting literature. The new provisions of ASC 808 should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. Effective January 1, 2009 we adopted the new provisions of ASC 808, which did not have a material effect on our financial statements. As a result of the restructuring in November of 2008 of our collaboration agreement with Novartis, this collaboration agreement is no longer within the scope of ASC 808. As of December 31, 2009, we do not have any collaboration agreements that fall under the scope of ASC 808.

Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”) clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock. This provision of ASC 815 applies to any free standing financial instrument or embedded feature that has all the characteristics of a derivative, as defined in ASC 815. Effective January 1, 2009, we adopted the relevant provisions of ASC 815. Refer to the Critical Accounting Estimates—Warrant Liabilities section above for the effect this adoption had on our financial statements.

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value and establishes a framework for measuring the fair value of financial assets and liabilities. Effective January 1, 2009, we adopted the provisions of ASC 820, as it relates to non-financial assets and non-financial liabilities, which did not have a material effect on our financial statements.

Accounting Standards Update No. 2009-13, Revenue Recognition Topic 605: Multiple Deliverable Revenue Arrangements—A Consensus of the FASB Emerging Issues Task Force provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will adopt this guidance from January 1, 2011. We are assessing the impact of this guidance on our consolidated results of operations and financial condition.

Subsequent Events

Underwritten Offering

On February 2, 2010, we entered into an underwritten offering with investors to sell 42 million units, with each unit consisting of one of our common shares and a warrant to purchase 0.45 of a common share, for gross proceeds of approximately $21 million, before deducting underwriting discounts and commissions and estimated offering expenses of $1.7 million. The investors purchased the units at a price of $0.50 per unit. The warrants, which represent the right to acquire an aggregate of up to 18.9 million common shares, are exercisable beginning six months and one day after issuance and have a five-year term and an exercise price of $0.70 per share.

Warrant Amendments and Exercises

Also on February 2, 2010, we agreed to amend the terms of the warrants issued in May and June of 2009 to eliminate the provisions that would have required reduction of the warrant exercise price and an increase in the number of shares issuable on exercise of the warrants each time we sold common shares at a price less than the exercise price of such warrants. In return, the exercise price of the warrants issued in May of 2009 was reduced to from $1.02 per share to $0.001 per share and we made a $4.5 million payment to holders of the warrants issued in June of 2009. The exercise price of the warrants issued in June of 2009 remains unchanged at $1.30 per share. In February of 2010, the holders of warrants issued in May of 2009 exercised warrants to acquire 5,882,353 common shares for an aggregate exercise price of $5,882, and as a result no warrants issued in May of 2009 remain outstanding.

Common Shares Sold Under the ATM Agreement

Subsequent to December 31, 2009, we sold an additional 8,940,225 common shares through Wm Smith for aggregate gross proceeds of $6.4 million. Total offering expenses related to these sales were $0.2 million.

Forward-Looking Information and Cautionary Factors That May Affect Future Results

Certain statements contained herein related to the sufficiency of our cash resources and our efforts to enter into a collaborative arrangement with respect to XOMA 052, as well as other statements related to current plans for product development and existing and potential collaborative and licensing relationships, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, the period for which our cash resources are sufficient could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated, if anticipated revenue or cost sharing arrangements do not materialize, or if funds are not otherwise available on acceptable terms; and, we may not be able to enter into a collaborative arrangement with respect to XOMA 052 on acceptable terms within the timeframes anticipated or at all. These and other risks, including those related to inability to comply with NASDAQ’s continued listing requirements; the generally unstable nature of current economic conditions; the results of discovery research and preclinical testing; the timing or results of pending and future clinical trials (including the design and progress of clinical trials; safety and efficacy of the products being tested; action, inaction or delay by the FDA, European or other regulators or their advisory bodies; and analysis or interpretation by, or submission to, these entities or others of scientific data); changes in the status of existing collaborative relationships; the ability of collaborators and other partners to meet their obligations; our ability to meet the demand of the United States government agency with which we have entered our government contracts; competition; market demands for products; scale-up and marketing capabilities; availability of additional licensing or collaboration opportunities; international operations; share price volatility; our financing needs and opportunities; uncertainties regarding the status of biotechnology patents; uncertainties as to the costs of protecting intellectual property; and risks associated with our status as a Bermuda company, are described in more detail in Item 1A: Risk Factors.

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

The following table presents the amounts and related weighted average interest rates of our cash and investments at December 31, 2009 and 2008 (in thousands, except interest rate):

	Maturity	Carrying Amount (in thousands)	Fair Value (in thousands)	Weighted Average Interest Rate
December 31, 2009
Cash and cash equivalents	Daily to 90 days	$23,909	$23,909	0.38%
December 31, 2008
Cash and cash equivalents	Daily to 90 days	$9,513	$9,513	2.67%
Short-term investments	91 days to less than 12 months	1,301	1,299	4.64%

As of December 31, 2009, we have an outstanding principal balance on our note with Novartis of $13.3 million, which is due in 2015. The interest rate on this note is charged at a rate of USD six-month LIBOR plus 2%, which was 2.44% at December 31, 2009. No further borrowing is available under this facility.

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

We continue to enhance internal financial controls and staffing consistent with the requirements of the Sarbanes-Oxley Act of 2002. Apart from this, there were no changes in our internal controls over financial reporting during 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial accounting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on the Company’s internal control over financial reporting follows.

Changes in Internal Control over Financial Reporting

Our management, including our Chairman, Chief Executive Officer and President and our Vice President, Finance and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of XOMA Ltd.:

We have audited XOMA Ltd.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). XOMA Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, XOMA Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of XOMA Ltd. as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 11, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

March 11, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Corporate Governance

Certain information regarding our executive officers required by this Item is set forth as a Supplementary Item at the end of Part I of this Form 10-K (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). The Company’s Code of Ethics applies to all employees, officers and directors including the Chairman, Chief Executive Officer and President, and the Vice President, Finance and Chief Financial Officer and Chief Accounting Officer, and is posted on the Company’s website at www.xoma.com. Other information required by this Item will be included in the Company’s proxy statement for the 2010 Annual General Meeting of Shareholders, under the sections labeled “Item 1—Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this Item will be included in the sections labeled “Compensation of Executive Officers”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards as of December 31, 2009”, “Option Exercises and Shares Vested”, “Pension Benefits”, “Non-Qualified Deferred Compensation” and “Compensation of Directors” appearing in our proxy statement for the 2010 Annual General Meeting of Shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this Item will be included in the sections labeled “Share Ownership” and “Equity Compensation Plan Information” appearing in our proxy statement for the 2010 Annual General Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will be included in the section labeled “Transactions with Related Persons” appearing in our proxy statement for the 2010 Annual General Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item will be included in the section labeled “Item 2—Appointment of Independent Registered Public Accounting Firm” appearing in our proxy statement for the 2010 Annual General Meeting of Shareholders, and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March 2010.

XOMA LTD.

By:	/s/ STEVEN B. ENGLE
Steven B. Engle Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN B. ENGLE (Steven B. Engle)	Chairman, Chief Executive Officer and President	March 11, 2010

/s/ FRED KURLAND (Fred Kurland)	Vice President, Finance and Chief Financial Officer	March 11, 2010

/s/ PATRICK J. SCANNON (Patrick J. Scannon, M.D., Ph.D.)	Executive Vice President, Chief Medical Officer	March 11, 2010

/s/ W. DENMAN VAN NESS (W. Denman Van Ness)	Lead Director	March 11, 2010

/s/ WILLIAM K. BOWES, JR. (William K. Bowes, Jr.)	Director	March 11, 2010

/s/ CHARLES J. FISHER (Charles J. Fisher, M.D.)	Director	March 11, 2010

/s/ PETER BARTON HUTT (Peter Barton Hutt)	Director	March 11, 2010

/s/ JOHN VARIAN (John Varian)	Director	March 11, 2010

/s/ PATRICK J. ZENNER (Patrick J. Zenner)	Director	March 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of XOMA Ltd.:

We have audited the accompanying consolidated balance sheets of XOMA Ltd. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of XOMA Ltd.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XOMA Ltd. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), XOMA Ltd.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

March 11, 2010

XOMA Ltd.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$23,909	$9,513
Short-term investments	—	1,299
Restricted cash	—	9,545
Trade and other receivables, net	7,231	16,686
Prepaid expenses and other current assets	1,012	1,296
Debt issuance costs	—	365

Total current assets	32,152	38,704
Property and equipment, net	20,270	26,843
Debt issuance costs—long-term	—	1,224
Other assets	402	402

Total assets	$52,824	$67,173

LIABILITIES AND SHAREHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$2,942	$9,977
Accrued liabilities	8,629	4,438
Accrued interest	10	1,588
Deferred revenue	2,114	9,105
Warrant liability	4,760	—
Other current liabilities	223	1,884

Total current liabilities	18,678	26,992
Deferred revenue—long-term	2,894	8,108
Interest bearing obligation—long-term	13,341	63,274
Other long-term liabilities	385	200

Total liabilities	35,298	98,574

Commitments and contingencies (Note 11)
Shareholders’ equity (net capital deficiency):
Preference shares, $0.05 par value, 1,000,000 shares authorized
Series A, 210,000 designated, no shares issued and outstanding at December 31, 2009 and 2008	—	—
Series B, 8,000 designated, 2,959 shares issued and outstanding at December 31, 2009 and 2008 (aggregate liquidation preference of $29.6 million)	1	1
Common shares, $0.0005 par value, 400,000,000 shares authorized, 203,042,194 and 140,467,529 shares outstanding at December 31, 2009 and 2008, respectively	101	70
Additional paid-in capital	801,978	753,634
Accumulated comprehensive loss	—	(2)
Accumulated deficit	(784,554)	(785,104)

Total shareholders’ equity (net capital deficiency)	17,526	(31,401)

Total liabilities and shareholders’ equity (net capital deficiency)	$52,824	$67,173

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues:
License and collaborative fees	$43,822	$16,366	$36,460
Contract and other revenue	25,492	30,473	31,057
Royalties	29,116	21,148	16,735

Total revenues	98,430	67,987	84,252

Operating expenses:
Research and development (including contract related of $15,924, $20,828, and $17,032, respectively, for the years ended December 31, 2009, 2008, and 2007)	58,131	82,576	66,215
Selling, general and administrative	23,736	24,145	20,581
Restructuring	3,603	—	—

Total operating expenses	85,470	106,721	86,796

Income (loss) from operations	12,960	(38,734)	(2,544)
Other income (expense):
Investment and interest income	49	859	1,866
Interest expense	(4,888)	(7,002)	(11,585)
Loss on debt extinguishment	(3,645)	(652)	—
Other income (expense)	1,801	(99)	(63)

Net income (loss) before taxes	6,277	(45,628)	(12,326)
Income tax (expense) benefit	(5,727)	383	—

Net income (loss)	$550	$(45,245)	$(12,326)

Basic and diluted net income (loss) per common share	$—	$(0.34)	$(0.10)

Shares used in computing basic net income (loss) per common share	164,900	132,928	127,946

Shares used in computing diluted net income (loss) per common share	169,720	132,928	127,946

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(NET CAPITAL DEFICIENCY)

(in thousands)

	Preferred Shares		Common Shares		Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balance, December 31, 2006	3	$1	105,454	$53	$689,315	$(9)	$(727,533)	$(38,173)
Exercise of share options, contributions to 401(k) and incentive plans	—	—	864	—	1,976	—	—	1,976
Share-based compensation expense under SFAS 123R	—	—	—	—	2,858	—	—	2,858
Conversion of convertible debt	—	—	25,640	13	45,970	—	—	45,983
Comprehensive loss:
Net loss	—	—	—	—	—	—	(12,326)	(12,326)

Comprehensive loss	—	—	—	—	—	—	—	(12,326)

Balance, December 31, 2007	3	1	131,958	66	740,119	(9)	(739,859)	318
Exercise of share options, contributions to 401(k) and incentive plans	—	—	577	—	1,389	—	—	1,389
Share-based compensation expense under SFAS 123R	—	—	—	—	4,934	—	—	4,934
Sale of shares of common stock	—	—	7,932	4	7,192	—	—	7,196
Comprehensive income (loss):
Net change in unrealized loss on investments	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(45,245)	(45,245)

Comprehensive loss	—	—	—	—	—	—	—	(45,238)

Balance, December 31, 2008	3	1	140,467	70	753,634	(2)	(785,104)	(31,401)
Exercise of share options, contributions to 401(k) and incentive plans	—	—	2,029	1	1,358	—	—	1,359
Share-based compensation expense under SFAS 123R	—	—	—	—	4,395	—	—	4,395
Sale of shares of common stock	—	—	60,546	30	42,591	—	—	42,621
Comprehensive income:
Net change in unrealized loss on investments	—	—	—	—	—	2	—	2
Net income	—	—	—	—	—	—	550	550

Comprehensive income	—	—	—	—	—	—	—	552

Balance, December 31, 2009	3	$1	203,042	$101	$801,978	$—	$(784,554)	$17,526

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$550	$(45,245)	$(12,326)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,831	6,721	6,155
Common shares contribution to 401(k) and management incentive plans	1,198	1,008	1,321
Share-based compensation expense	4,395	4,934	2,858
Accrued interest on convertible notes and interest bearing obligations	(1,116)	1,921	408
Revaluation of embedded derivative	—	—	6,101
Interest paid on conversion of convertible debt	—	—	(5,172)
Revaluation of warrant liability	(1,781)	—	—
Amortization of discount, premium and debt issuance costs of debt and convertible debt	487	726	584
(Gain) loss on disposal/retirement of property and equipment	(15)	99	146
Loss on debt extinguishment	3,645	652	—
Other non-cash adjustments	27	—	(12)
Changes in assets and liabilities:
Receivables	9,455	(4,551)	(52)
Prepaid expenses and other assets	284	(183)	3
Accounts payable and accrued liabilities	(2,844)	(290)	3,433
Deferred revenue	(12,205)	(851)	1,096
Other liabilities	(1,476)	2,084	—

Net cash provided by (used in) operating activities	7,435	(32,975)	4,543

Cash flows from investing activities:
Proceeds from sales of investments	—	9,875	31,480
Proceeds from maturities of investments	1,300	8,099	3,840
Purchase of investments	—	(3,199)	(32,994)
Transfer of restricted cash	9,545	(3,526)	(1,689)
Purchase of property and equipment	(270)	(8,060)	(9,469)

Net cash provided by (used in) investing activities	10,575	3,189	(8,832)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	55,000	2,840
Principal payments of debt	(50,394)	(45,779)	(4,707)
Payment of prepayment premium on repayment of short-term debt	(2,543)	—	—
Proceeds from issuance of common shares	49,323	7,578	654

Net cash (used in) provided by financing activities	(3,614)	16,799	(1,213)

Net increase (decrease) in cash and cash equivalents	14,396	(12,987)	(5,502)
Cash and cash equivalents at the beginning of the period	9,513	22,500	28,002

Cash and cash equivalents at the end of the period	$23,909	$9,513	$22,500

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$5,510	$4,354	$3,077
Income taxes	6	—	—
Non-cash investing and financing activities:
Fair value of warrant liability	$4,760	$—	$—
Interest added to principal balance on Novartis note	462	1,183	1,323
Debt reduction on Novartis note	—	7,500	—
Conversion of convertible debt to equity	—	—	44,521

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

XOMA Ltd. (“XOMA” or the “Company”), a Bermuda company, is a biopharmaceutical company focused on the discovery, development and manufacture of therapeutic antibodies designed to treat inflammatory, autoimmune, infectious and oncological diseases. The Company’s products are presently in various stages of development and most are subject to regulatory approval before they can be commercially launched.

2.	Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of December 31, 2009, the Company had cash and cash equivalents of $23.9 million and working capital of $13.5 million. Based on cash and cash equivalents on hand at December 31, 2009 and anticipated spending levels, revenue from collaborations including a XOMA 052 corporate partnership, licensing transactions or biodefense contracts and other sources of funding the Company believes to be available, the Company estimates that it has sufficient cash resources to meet its anticipated net cash needs through the next twelve months.

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

Use of Estimates and Reclassifications

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, research and development expense, long-lived assets, warrant liabilities and share-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For example, in the third quarter of 2008, the Company recorded a change in accounting estimate as a result of an audit by the National Institutes of Health (“NIH”) of the Company’s 2007 actual data, from which the NIH developed billing rates for the period from January 2007 to June 2009 to be used for all of the Company’s contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the NIH, including Contract No. HHSN26620060008C/N01-A1-60008 (“NIAID 2”). While the audited NIH rates are considered final for 2007 billings, these NIH rates are considered provisional for the period from January of 2008 to June of 2009 and thus are subject to future audits at the discretion of NIAID’s contracting office. In September of 2008, the Company retroactively applied these NIH rates to the invoices from 2007 through the third quarter of 2008 resulting in an adjustment to decrease revenue by $2.7 million. The adjustment increased the Company’s loss from operations and net loss for the year ended December 31, 2008 by $2.7 million. The adjustment also increased basic and diluted net loss per common share by $0.02 for the year ended December 31, 2008.

Certain reclassifications of prior period amounts have been made to the financial statements and accompanying notes to conform to the current period presentation. Prior period disclosures have been expanded in the consolidated statements of operations to reclassify the loss recognized on debt extinguishment in the second quarter of 2008 from interest expense to a separate line item. In addition, the interest expense disclosures in Note 7: Long-Term Debt and Other Arrangements have also been revised to conform to the current period presentation. This reclassification had no impact on the Company’s previously reported net earnings (losses), financial position or cash flows.

Recent Accounting Pronouncements

In June of 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative accounting principles recognized by the FASB. The FASB will issue new standards in the form of Accounting Standards Updates (“ASU”). The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and therefore was effective for the Company in the third quarter of 2009. The issuance of the ASC does not change U.S. generally accepted accounting principles (“GAAP”) and therefore the adoption of the ASC only affects the specific references to GAAP literature in the notes to consolidated financial statements.

Accounting Standards Codification Topic 855, Subsequent Events (“ASC 855”) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, ASC 855 sets forth the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new provisions of ASC 855 were effective for interim financial reporting periods ending after June 15, 2009 and did not have a material effect on the Company’s financial statements. ASC 855 was subsequently amended by Accounting Standards Update No. 2010-09 (“ASU 2010-09”) which removed the requirement that an entity disclose the date through which it evaluated subsequent events in the financial statements. ASU 2010-09 was effective upon issuance in February of 2010 and did not have a material effect on the Company’s financial statements.

Accounting Standards Codification Topic 320, Investments- Debt and Equity Securities (“ASC 320”) contains an amendment to make previous guidance regarding other-than-temporary impairments more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This amendment replaces the existing requirement that management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that the Company assert it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cost basis. ASC 320 requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The amended provisions of ASC 320 were effective for interim financial reporting periods ending after April 1, 2009 and did not have a material effect on the Company’s financial statements.

Accounting Standards Codification Topic 808, Collaborative Arrangements (“ASC 808”) defines collaborative arrangements and establishes reporting requirements for transactions between participants and third parties in a collaborative arrangement. ASC 808 prohibits companies from applying the equity method of accounting to activities performed outside a separate legal entity by a virtual joint venture. Instead, revenue and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on the criteria in Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”), and other applicable accounting literature. The new provisions of ASC 808 should be applied to collaborative arrangements in existence at the date of adoption using a modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. Effective January 1, 2009 the Company adopted the new provisions of ASC 808, which did not have a material effect on the Company’s financial statements. As a result of the restructuring in November of 2008 of the Company’s collaboration agreement with Novartis AG (“Novartis”) as further discussed in Note 4: Licensing, Collaborative and Other Arrangements, this collaboration agreement is no longer within the scope of ASC 808. As of December 31, 2009, the Company does not have any collaboration agreements that fall under the scope of ASC 808.

Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”) clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock. This provision of ASC 815 applies to any free standing financial instrument or embedded feature that has all the characteristics of a derivative, as defined in ASC 815. Effective January 1, 2009, the Company adopted the relevant provisions of ASC 815. Refer to the Significant Accounting Policies section below for the effect this adoption had on the Company’s financial statements.

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value and establishes a framework for measuring the fair value of financial assets and liabilities. Effective January 1, 2009, the Company adopted the provisions of ASC 820, as it relates to non-financial assets and non-financial liabilities, which did not have a material effect on the Company’s financial statements.

Accounting Standards Update No. 2009-13, Revenue Recognition Topic 605: Multiple Deliverable Revenue Arrangements—A Consensus of the FASB Emerging Issues Task Force provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will adopt this guidance from January 1, 2011. The Company is assessing the impact of this guidance on its consolidated results of operations and financial condition.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant Accounting Policies

The following policies are critical to an understanding of the Company’s financial condition and results of operations because they require it to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue Recognition

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The determination of criteria (2) is based on management’s judgments regarding whether a continuing performance obligation exists. The determination of criteria (3) and (4) are based on management’s judgments regarding the nature of the fee charged for products or services delivered and the collectibility of those fees. Allowances are established for estimated uncollectible amounts, if any.

The Company recognizes revenue from its license and collaboration arrangements, contract services and royalties. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units based on their respective fair values and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

Milestone payments under collaborative and other arrangements are recognized as revenue upon completion of the milestone event, once confirmation is received from the third party and collectibility is reasonably assured. This represents the culmination of the earnings process because the Company has no future performance obligations related to the payment. Milestone payments that require a continuing performance obligation on the part of the Company are recognized over the expected period of the continuing performance obligation. Amounts received in advance are recorded as deferred revenue until the related milestone is completed.

Contract Revenue

Contract revenue for research and development involves the Company providing research and development and manufacturing services to collaborative partners, biodefense contractors or others. Revenue for certain contracts is accounted for by a proportional performance, or output-based, method where performance is based on estimated progress toward elements defined in the contract. The amount of contract revenue and related costs recognized in each accounting period are based on management’s estimates of the proportional performance during the period. Adjustments to estimates based on actual performance are recognized on a prospective basis and do not result in reversal of revenue should the estimate to complete be extended.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Up-front fees are recognized ratably over the expected benefit period under the arrangement. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the arrangement.

Royalty Revenue

Royalty revenue and royalty receivables are generally recorded in the periods these royalties are earned, in advance of collection. The royalty revenue and receivables in these instances is based upon communication with collaborative partners or licensees, historical information and forecasted sales trends.

Research and Development Expenses

The Company expenses research and development costs as incurred. Research and development expenses consist of direct costs such as salaries and related personnel costs and material and supply costs, and research-related allocated overhead costs, such as facilities costs. In addition, research and development expenses include costs related to clinical trials. Expenses resulting from clinical trials are recorded when incurred based in part on estimates as to the status of the various trials. From time to time, research and development expenses may include up-front fees and milestones paid to collaborative partners for the purchase of rights to in-process research and development. Such amounts are expensed as incurred.

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

The Company recognizes compensation expense for all share-based payment awards made to the Company’s employees and directors based on estimated fair values. The valuation of share-based compensation awards is determined at the date of grant using the Black-Scholes option pricing model. This model requires inputs such as the expected term of the option, expected volatility and risk-free interest rate. Further, the forfeiture rate also impacts the amount of aggregate compensation. To establish an estimate of expected term, the Company considers the vesting period and contractual period of the award and its historical experience of share option exercises, post-vesting cancellations and volatility. To establish an estimate of forfeiture rate, the Company considers its historical experience of option forfeitures and terminations. The risk-free rate is based on the yield available on United States Treasury zero-coupon issues.

Share-based compensation expense is recognized ratably over the requisite service period. If options are granted that include a performance condition, the Company estimates the probability of the performance condition being achieved on a quarterly basis. If it is determined that it is probable the performance criteria will be achieved, the Company estimates an implicit service period from grant date to the most likely date of achievement of the performance criteria and records share-based compensation expense ratably over this implicit service period.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents and Short-term Investments

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

Property and Equipment and Long-Lived Assets

Property and equipment is stated at cost less depreciation. Equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets (three to seven years). Leasehold improvements, buildings and building improvements are amortized and depreciated using the straight-line method over the shorter of the lease terms or the useful lives (one to fifteen years).

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets in the future are less than the carrying amounts of those assets.

Warrant Liabilities

In the second quarter of 2009, the Company issued warrants to purchase XOMA’s common shares in connection with two separate registered direct offerings. Refer to Note 10: Share Capital for additional disclosure relating to these two transactions. The warrants issued included a provision allowing for an adjustment of the exercise price and number of warrant shares. This adjustment would occur if the Company issued or sold certain common shares in the future for a price per share less than the exercise price of the warrants in effect immediately prior to such issuance or sale. Due to this adjustment provision, the warrants did not meet the criteria set forth by ASC 815 and therefore were not considered indexed to the Company’s own stock.

The Company recorded these warrants as a liability at fair value, which was estimated at the issuance dates using the Monte Carlo Simulation Model (“Simulation Model”). The Simulation Model requires inputs such as the expected term of the warrants, share price volatility, risk-free interest rate and the likelihood and timing of future equity financings. These assumptions are reviewed on a quarterly basis and changes in the estimated fair value of the warrants are recognized in other income (expense).

Income Taxes

The application of income tax law and regulations is inherently complex. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated financial statements.

The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). ASC 740 provides for the recognition of deferred tax assets if realization

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and carry-back potential, the Company has determined that total deferred tax assets should be fully offset by a valuation allowance.

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

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is anti-dilutive. The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share (in thousands):

	December 31,
	2009	2008	2007
Options for common shares	17,349	19,810	11,108
Convertible preference shares	—	3,818	3,818
Warrants for common shares (1)	11,100	—	125

Total	28,449	23,628	15,051

(1)	2007 warrants expired in July of 2008

For the year ended December 31, 2009, the following is a reconciliation of the numerators and denominators of the basic and diluted net income per share (in thousands):

Year ended December 31, 2009
Numerator
Net income used for basic and diluted net income per share	$550

Denominator
Weighted average shares outstanding used for basic net income per share	164,900
Effect of dilutive share options	1,002
Effect of convertible preference shares	3,818

Weighted average shares outstanding and dilutive securities used for diluted net income per share	169,720

For the years ended December 31, 2008 and 2007, all outstanding common stock equivalents were considered anti-dilutive and therefore the calculations of basic and diluted net loss per share are the same.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Consolidated Financial Statement Detail

Cash and Cash Equivalents

At December 31, 2009 and 2008, cash and cash equivalents consisted of overnight deposits and money market funds and repurchase agreements with maturities of less than 90 days at the date of purchase. Cash and cash equivalent balances were recorded at fair value as follows as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$3,065	$—	$—	$3,065
Cash equivalents	20,844	—	—	20,844

Total cash and cash equivalents	$23,909	$—	$—	$23,909

	December 31, 2008
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$553	$—	$—	$553
Cash equivalents	8,960	—	—	8,960

Total cash and cash equivalents	$9,513	$—	$—	$9,513

Short-term Investments

At December 31, 2009, the Company had no short-term investments. At December 31, 2008, all short-term investments had maturities of less than one year. Short-term investments by security type at December 31, 2008 were as follows (in thousands):

	December 31, 2008
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$1,301	$—	$(2)	$1,299

Total Short-term Investments	$1,301	$—	$(2)	$1,299

During the year ended December 31, 2008, the Company recognized $4,000 in realized gains on short-term investments, as compared with no realized gains on short-term investments in 2009 or 2007. During the years ended December 31, 2009, 2008 and 2007, there were no realized losses on short-term investments.

Restricted Cash

At December 31, 2009, the Company had no restricted cash. At December 31, 2008, the Company had a restricted cash balance of $9.5 million, which included $8.6 million in a custodial account related to the Company’s term loan with Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”) and $0.9 million in an irrevocable letter of credit (“LOC”) arrangement. These amounts were invested in money market funds and a certificate of deposit, respectively.

Under the terms of the Company’s loan agreement with Goldman Sachs, the Company maintained a custodial account, which was closed in the third quarter of 2009 upon full repayment of the loan, for the deposit

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of royalty revenue in addition to a standing reserve of the next semi-annual interest payment due on the loan. This cash account and the interest earned thereon was used solely for the payment of the semi-annual interest amounts due on each April 1 and October 1 that the loan was outstanding and, at that time, amounts in excess of the interest reserve requirement were used to pay down principal or distributed back to the Company, at the discretion of the lenders. Refer to Note 7: Long-Term Debt and Other Arrangements for further disclosure of the Goldman Sachs term loan facility.

In April of 2008, the Company entered into an LOC arrangement in favor of an insurance company agent that was certified to draw funds on the LOC not to exceed $942,000. The LOC was intended to cover any potential liability, loss, or costs incurred by the agent under any bonds or undertakings for the purpose of clearing manufacturing materials through U.S. Customs and Border Protection. The LOC expired, if not renewed, in one year, and required the Company to record the LOC balance as restricted cash on the consolidated balance sheet. These funds were released to the Company in the first quarter of 2009.

Receivables

Receivables consisted of the following at December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Trade receivables, net	$6,391	$16,274
Other receivables	840	412

Total	$7,231	$16,686

Property and Equipment

Property and equipment consisted of the following at December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Furniture and equipment	$31,429	$36,592
Buildings, leasehold and building improvements	21,463	22,355
Construction-in-progress	196	1,108
Land	310	310

	53,398	60,365
Less: Accumulated depreciation and amortization	(33,128)	(33,522)

Property and equipment, net	$20,270	$26,843

Depreciation and amortization expense was $6.8 million, $6.7 million and $6.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Accrued management incentive compensation	$3,681	$—
Accrued restructuring costs	155	—
Accrued payroll and other benefits	2,691	2,776
Accrued professional fees	767	514
Accrued clinical trial costs	609	438
Other	726	710

Total	$8,629	$4,438

Deferred Revenue

In 2009, the Company deferred $16.2 million of revenue from five contracts including Takeda Pharmaceutical Company Limited (“Takeda”), Schering-Plough Research Institute, a division of Schering Corporation, now a subsidiary of Merck & Co., Inc. (referred to herein as “Merck/Schering-Plough”) and Novartis AG (“Novartis”) and recognized $28.4 million in revenue from the five contracts. In 2008, the Company deferred $17.5 million of revenue from five contracts including Merck/Schering-Plough, Takeda and Novartis and recognized $18.4 million of revenue from the five contracts.

The following table shows the activity in deferred revenue for the years ended December 31, 2009 and 2008 (in thousands):

	Year ended December 31,
	2009	2008
Beginning deferred revenue	$17,213	$18,064
Revenue deferred	16,220	17,515
Revenue recognized	(28,425)	(18,366)

Ending deferred revenue	$5,008	$17,213

Of the $5.0 million balance in deferred revenue at December 31, 2009, $2.1 million is expected to be earned over the next year and the remaining $2.9 million is expected to be earned over the next five years.

Other Current Liabilities

Other current liabilities consisted of the following at December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Due to government agency	$223	$1,551
Other	—	333

Total	$223	$1,884

The amount due to government agency at December 31, 2009 and 2008 relates to payments received from the NIAID 2 contract. In 2008, the NIH completed an audit of XOMA’s 2007 actual data and developed billing

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rates for the period from January of 2007 to June of 2009 to be used for all of the Company’s government contracts. As a result, XOMA retroactively applied these NIH rates to the invoices from 2007 through the third quarter of 2008 resulting in an adjustment to decrease revenue by $2.7 million. Refer to Note 2: Basis of Presentation and Significant Accounting Policies—Use of Estimates and Reclassifications above for more detail.

4.	Licensing, Collaborative and Other Arrangements

Licensing Agreements

XOMA has granted over 50 licenses to biotechnology and pharmaceutical companies to use the Company’s patented and proprietary technologies relating to bacterial expression of recombinant pharmaceutical products. In exchange, the Company receives license and other fees as well as access to certain of these companies’ antibody display libraries, intellectual property and/or services that complement the Company’s existing development capabilities and support the Company’s own antibody product development pipeline.

Certain of these agreements also provide releases of the licensee companies and their collaborators from claims under the XOMA patents arising from past activities using the companies’ respective technologies to the extent they also used XOMA’s antibody expression technology. Licensees are generally also allowed to use XOMA’s technology in combination with their own technology in future collaborations.

Pfizer

In August of 2007, the Company entered into a license agreement with Pfizer Inc. (“Pfizer”) for non-exclusive, worldwide rights for XOMA’s patented bacterial cell expression technology for research, development and manufacturing of antibody products. Under the terms of the agreement, the Company received a license fee payment of $30 million in 2007. The Company has no further obligations under the license agreement and accordingly, the $30 million was recognized as revenue in 2007.

In 2008, the Company received milestone payments of $0.7 million related to two products, including $0.5 million for the initiation of a Phase 3 clinical trial, and in 2009, the Company received milestone payments of $0.4 million related to two additional products. The Company may receive additional milestones, royalties and other fees on future sales of products subject to this license, including products currently in late-stage clinical development. The Company will recognize revenue on milestones when they are achieved and on royalties when the underlying sales occur.

Collaborative and Other Agreements

Total research and development expenses related to the Company’s collaborative agreements were approximately $15.9 million, $24.1 million and $20.4 million in 2009, 2008 and 2007, respectively.

Takeda

In November of 2006, the Company entered into a fully funded collaboration agreement with Takeda for therapeutic monoclonal antibody discovery and development. Under the agreement, Takeda will make up-front, annual maintenance and milestone payments to the Company, fund its research and development and manufacturing activities for preclinical and early clinical studies and pay royalties on sales of products resulting from the collaboration. Takeda will be responsible for clinical trials and commercialization of drugs after an Investigational New Drug Application (“IND”) submission and is granted the right to manufacture once the product enters into Phase 2 clinical trials. During the collaboration, the Company will discover therapeutic antibodies against targets selected by Takeda. The Company will recognize revenue on the up-front and annual

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments on a straight-line basis over the expected term of each target antibody discovery, on the research and development and manufacturing services as they are performed on a time and materials basis, on the milestones when they are achieved and on the royalties when the underlying sales occur. In the fourth quarter of 2009, certain discovery and development programs under this collaboration were discontinued following analysis of the research data. This resulted in the recognition of $2.8 million of the remaining unamortized balance in deferred revenue pertaining to the discontinued programs. In 2009, the Company recognized revenue of $7.5 million under this agreement, compared with $4.4 million in 2008 and $3.1 million in 2007.

In February of 2009, the Company expanded its existing collaboration agreement with Takeda to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems. The Company was paid a $29 million expansion fee, of which $23.2 million was received in cash in February of 2009 and the remainder was withheld for payment to the Japanese taxing authority. After deducting $0.9 million in costs related to the agreement, the Company recognized $28.1 million in revenue in 2009, as the terms of the expansion were fulfilled and no related continuing performance obligations exist. The Company may be entitled to future milestone payments and royalties on product sales.

Arana

In September of 2009, the Company entered into an antibody discovery collaboration with Arana Therapeutics Limited, a wholly-owned subsidiary of Cephalon, Inc. (“Arana”), involving multiple proprietary XOMA antibody research and development technologies, including a new antibody phage display library and a suite of integrated information and data management systems. Arana agreed to pay the Company a fee of $6 million, which was recognized as revenue in 2009 as the terms of the agreement were fulfilled and no related continuing performance obligations exist. In the third quarter of 2009, the Company received $4 million of the fee in cash and the remaining $2 million, payable in September of 2010, was included in trade receivables at December 31, 2009. The Company may be entitled to future milestone payments, aggregating up to $3 million per product, and royalties on product sales.

Kaketsuken

In October of 2009, the Company entered into an antibody discovery collaboration with The Chemo-Sero-Therapeutic Research Institute, a Japanese research foundation known as Kaketsuken, involving multiple proprietary XOMA antibody research and development technologies, including a new antibody phage display library and a suite of integrated information and data management systems. Kaketsuken agreed to pay the Company a fee of $8 million, which was recognized as revenue in 2009 as the terms of the agreement were fulfilled and no related continuing performance obligations exist. In the fourth quarter of 2009, the Company received $6 million of the fee in cash and the remaining $2 million, payable in October of 2010, was included in trade receivables at December 31, 2009. The Company may be entitled to future milestone payments, aggregating up to $0.2 million per product, and royalties on product sales.

NIAID

In September of 2008, the Company announced that it had been awarded a $65 million multiple-year contract funded with federal funds from NIAID, a part of the NIH (Contract No. HHSN272200800028C), to continue development of anti-botulinum antibody product candidates. The contract work is being performed on a cost plus fixed fee basis over a three-year period. The Company is recognizing revenue under the arrangement as the services are performed on a proportional performance basis. In 2009, the Company recognized revenue of $5.1 million under this contract, compared with $4.2 million in 2008.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July of 2006, the Company was awarded a $16.3 million contract to produce monoclonal antibodies for the treatment of botulism to protect United States citizens against the harmful effects of botulinum neurotoxins used in bioterrorism. The contract work is being performed on a cost plus fixed fee basis. The original contract was for a three-year period, however the contract was extended into 2010. The Company is recognizing revenue as the services are performed on a proportional performance basis. This work was substantially complete as of December 31, 2009. In 2008, the NIH completed an audit of XOMA’s 2007 actual data and developed billing rates for the period from January of 2007 to June of 2009 to be used for all of the Company’s government contracts. As a result, XOMA retroactively applied these NIH rates to the invoices from 2007 through the third quarter of 2008 resulting in an adjustment to decrease revenue by $2.7 million. Refer to Note 2: Basis of Presentation and Significant Accounting Policies—Use of Estimates and Reclassifications above for more detail. As of December 31, 2009, $0.2 million of the $2.7 million credit remains to be applied to future services. In 2009, the Company recognized revenue of $1.6 million under this contract, compared with $1.3 million in 2008 and $11.3 million in 2007.

SRI International

In the third quarter of 2009, the Company began work on two biodefense subcontract awards from SRI International, including a $1.7 million award to develop novel antibody drugs against the virus that causes severe acute respiratory syndrome and a $2.2 million award to develop a novel antibody, known as F10, that has been shown to neutralize group 1 influenza A viruses, including the H1N1 and H5N1 strains. The subcontract awards are funded through NIAID. The Company will recognize revenue under these arrangements as the related research and development costs are incurred. In 2009, the Company recognized revenue of $0.3 million related to these subcontracts.

Novartis

In November of 2008, the Company restructured its product development collaboration with Novartis entered into in 2004 for the development and commercialization of antibody products for the treatment of cancer. Under the restructured agreement, the Company received $6.2 million in cash and $7.5 million in the form of debt reduction on its existing loan facility with Novartis. In addition, the Company may, in the future, receive milestones and double-digit royalty rates for certain product programs and options to develop or receive royalties on additional programs. In exchange, Novartis received control over certain programs under the original product development collaboration. The Company recognized revenue on the $13.7 million consideration received in November of 2008, as the Company had completed the transfer of the full rights to and materials of the collaboration targets now controlled by Novartis.

Under the original product development collaboration, the Company received initial payments of $10 million in 2004, which were being recognized ratably over five years, the expected term of the agreement, as license and collaborative fees. In February of 2007, the Company announced the parties' mutual exclusivity obligation to conduct antibody discovery, development and commercialization work in oncology had ended. The expiration of this mutual obligation had no impact on the existing collaboration projects which had reached the development stage and the parties continued to collaborate on a non-exclusive basis. The remaining unamortized balance of $4.3 million of the initial collaboration fee of $10 million was recognized in 2007 due to the change in estimate from five years to three years. The Company recognized development expenses relating to the collaboration with Novartis of $4.5 million in 2008 and $3.8 million in 2007.

A loan facility of up to $50 million was available to the Company to fund up to 75% of its share of development expenses incurred beginning in 2005. See Note 7: Long-Term Debt and Other Arrangements for additional disclosure of the financing arrangement between the Company and Novartis.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December of 2008, the Company entered into a Manufacturing and Technology Transfer Agreement with Novartis, effective July 1, 2008. Under this agreement, XOMA was engaged by Novartis to perform research and development, process development, manufacturing and technology transfer activities with respect to certain product programs under the original product development collaboration. The work performed under this agreement was fully funded by Novartis and completed in the third quarter of 2009. The Company recognized revenue related to this agreement as the research and development and other services were performed on a time and materials basis. In 2009, the Company recognized revenue of $2.5 million related to this agreement, compared with $6.6 million in 2008.

Merck/Schering-Plough

In May of 2006, the Company entered into a fully funded collaboration agreement with Merck/Schering-Plough for therapeutic monoclonal antibody discovery and development. Under the agreement, Merck/Schering-Plough will make up-front, annual maintenance and milestone payments to the Company, fund the Company’s research and development activities related to the agreement and pay the Company royalties on sales of products resulting from the collaboration. During the collaboration, the Company will discover therapeutic antibodies against targets selected by Merck/Schering-Plough, use the Company’s proprietary Human Engineering™ technology to humanize antibody candidates generated by hybridoma techniques, perform preclinical studies to support regulatory filings, develop cell lines and production processes and produce antibodies for initial clinical trials. The Company will recognize revenue on the up-front and annual payments on a straight-line basis over the expected term of each target antibody discovery, on the research and development activities as they are performed on a time and materials basis, on the milestones when they are achieved and on the royalties when the underlying sales occur.

In the second quarter of 2009, the Company successfully completed the agreed-upon activities of certain programs under this collaboration and transferred these programs to Merck/Schering-Plough for continued development. As a result, the number of discovery and development programs under this collaboration was reduced. This resulted in the recognition of $2.6 million of the remaining unamortized balance in deferred revenue pertaining to these transferred programs. In 2009, the Company recognized revenue of $7.6 million under this agreement, compared with $10.8 million in 2008 and $5.7 million in 2007.

Merck/Schering-Plough/AVEO Pharmaceuticals, Inc. (“AVEO”)

In April of 2006, the Company entered into an agreement with AVEO to utilize XOMA’s Human Engineering™ technology to humanize AV-299 under which AVEO paid the Company an up-front license fee and development milestones. Under this agreement the Company created four Human Engineering™ versions of the original AV-299, all of which met design goals and from which AVEO selected one as its lead development candidate.

In September of 2006, as a result of the successful humanization of AV-299, the Company entered into a second agreement with AVEO to manufacture and supply AV-299 in support of early clinical trials. Under the agreement, the Company created AV-299 production cell lines, conducted process and assay development and performed Good Manufacturing Practices (“cGMP”) manufacturing activities. AVEO retains all development and commercialization rights to AV-299 and may be required to pay the Company annual maintenance fees, additional development milestones and royalties in the future. The Company will recognize revenue on the research and development and manufacturing services as they are performed on a time and materials basis, on the maintenance fees when they are due, on the milestones when they are achieved and on the royalties when the underlying sales occur.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April of 2007, Merck/Schering-Plough entered into a research, development and license agreement with AVEO concerning AV-299 and other anti-HGF molecules, under which AVEO assigned its entire right, title and interest in, to and under its manufacturing agreement with XOMA to Merck/Schering-Plough. In 2009, the Company recognized revenue of $0.7 million under this agreement, compared with $3.2 million in 2008 and $8.0 million in 2007.

UCB

Celltech Therapeutics Ltd., now UCB Celltech, a branch of UCB, utilized the Company’s bacterial cell expression technology under license in the development of CIMZIA® for the treatment of moderate-to-severe Crohn’s disease and moderate-to-severe rheumatoid arthritis. The Company is entitled to receive a low single-digit royalty on sales of CIMZIA® in those countries where the Company’s bacterial cell expression technology is patented, which includes the U.S. and Canada. CIMZIA® has been approved in the U.S. for the treatment of Crohn’s disease and in the U.S. and Canada for the treatment of rheumatoid arthritis. The Company recognizes CIMZIA® royalty revenue when the underlying sales occur. During 2009, royalties received from sales of CIMZIA® were $0.5 million compared with $0.1 million in 2008.

Genentech, Inc., a wholly-owned member of the Roche Group (referred to herein as “Genentech”)

In April of 1996, the Company entered into a collaboration agreement with Genentech for the development of RAPTIVA®. In March of 2003, it entered into amended agreements which called for the Company to share in the development costs and to receive a 25% share of future U.S. operating profits and losses and a royalty on sales outside the United States. The amended agreements also called for Genentech to finance the Company’s share of development costs up until first FDA marketing approval via a convertible subordinated loan, and its share of pre-launch marketing and sales costs via an additional commercial loan facility. Under the loan agreement, upon FDA approval of the product, which occurred in October of 2003, the Company elected to pay $29.6 million of the development loan in convertible preference shares, which are convertible into approximately 3.8 million common shares at a price of $7.75 per common share. The commercial loan was repaid in cash in two installments in 2004.

In January of 2005, the Company announced a restructuring of its arrangement with Genentech on RAPTIVA®. Under the restructured arrangement, the Company was entitled to receive mid-single digit royalties on worldwide sales of RAPTIVA® in all indications. The previous cost and profit sharing arrangement for RAPTIVA® in the U.S. was discontinued and Genentech was responsible for all operating and development costs associated with the product. In addition, the Company’s remaining obligation under the development loan was extinguished. In the first half of 2009, RAPTIVA® was withdrawn from the commercial drug markets and royalties ceased.

Genentech utilized the Company’s bacterial cell expression technology under license to develop LUCENTIS® for the treatment of neovascular wet age-related macular degeneration. The Company was entitled to receive a low single-digit royalty on worldwide sales of LUCENTIS®. In the third quarter of 2009, the Company sold its LUCENTIS® royalty interest to Genentech for $25 million, including royalty revenue from the second quarter of 2009. The Company will not receive any further royalties from sales of LUCENTIS®.

The Company recognized royalty revenue related to its agreements with Genentech of $28.6 million in 2009, compared with $21.0 million in 2008 and $16.6 million in 2007.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Restructuring Charges

On January 15, 2009, the Company announced a workforce reduction of approximately 42%, or 144 employees, a majority of which were employed in manufacturing and related support functions. This decision was made based on the challenging economic conditions and a decline in forecasted contract manufacturing demand in 2009.

As part of this workforce reduction, the Company recorded charges of $3.1 million related to severance, other termination benefits and outplacement services in 2009. Additionally, the Company vacated one of its leased buildings and recorded a restructuring charge of $0.5 million primarily related to the net present value of the net future minimum lease payments at the cease-use date, less the estimated future sublease income. The Company is currently seeking a sublease tenant. These charges are included as restructuring expenses in the consolidated statement of operations for the year ended December 31, 2009.

The following table summarizes the restructuring charges and utilization for the year ended December 31, 2009 (in thousands):

	Balance as of December 31, 2008	Charges	Cash Payments	Adjustments	Balance as of December 31, 2009
Employee severance and benefits	$—	$3,289	$(3,098)	$(191)	$—
Facilities consolidation	—	491	(124)	7	374

Total	$—	$3,780	$(3,222)	$(184)	$374

Employee severance and other termination benefits related to the January of 2009 workforce reduction were fully paid by the third quarter of 2009. The Company does not expect to incur any additional restructuring charges for employee severance and other termination benefits related to the January of 2009 workforce reduction. The facilities consolidation charge is recorded as both a current accrued liability and a long-term liability at December 31, 2009 since the remaining lease term of the vacated building is approximately five years.

Also, as a result of the workforce reduction, the Company significantly reduced operations in four leased buildings in the first quarter of 2009. In the second quarter of 2009, the Company resumed operations in one of these buildings and vacated another resulting in a restructuring charge, as discussed above. In the fourth quarter of 2009, the Company resumed operations in the remaining two vacant buildings, but temporarily vacated a different building in order to optimize its facility usage. As manufacturing demand increases in the future, the Company plans to resume operations at this facility.

As of December 31, 2009, the Company performed an analysis of the long-lived assets related to the vacant building, with an approximate net book value of $4.2 million. Based on estimated undiscounted future cash inflows, the Company has determined that there is no current impairment relating to these assets, and will continue to assess for impairment at each future reporting period.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Fair Value Measurements

Effective January 1, 2008, the Company adopted ASC 820, which established a framework for measuring fair value and a fair value hierarchy that prioritizes the inputs used in valuation techniques. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than quoted prices in active markets for similar assets or liabilities.

Level 3—Unobservable inputs.

The following tables set forth the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008.

Financial assets carried at fair value as of December 31, 2009 and 2008 are classified as follows (in thousands):

	Fair Value Measurements at December 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Repurchase agreements	$6,504	$6,504	$—	$—
Money market funds	14,340	14,340	—	—

Total	$20,844	$20,844	$—	$—

	Fair Value Measurements at December 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Repurchase agreements	$8,950	$8,950	$—	$—
Certificates of deposit-restricted	952	952	—	—
Money market funds	10	10	—	—
Money market funds-restricted	8,593	8,593	—	—
Corporate notes and bonds	1,299	—	1,299	—

Total	$19,804	$18,505	$1,299	$—

Financial liabilities carried at fair value as of December 31, 2009 are classified as follows (in thousands):

	Fair Value Measurements at December 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Warrant liabilities	$4,760	$—	$—	$4,760

Total	$4,760	$—	$—	$4,760

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the warrant liabilities was determined at December 31, 2009 using the Simulation Model, as discussed in Note 2: Basis of Presentation and Significant Accounting Policies—Significant Accounting Policies—Warrant Liabilities. The Company did not have any financial liabilities carried at fair value as of December 31, 2008.

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the year ended December 31, 2009 (in thousands):

Warrant Liabilities
Balance at December 31, 2008	$—
Initial fair value of warrants	(6,541)
Change in fair value of warrant liabilities included in other income (expense)	1,781

Balance at December 31, 2009	$(4,760)

7.	Long-Term Debt and Other Arrangements

As of December 31, 2009, the Company had long-term debt of $13.3 million, all of which was under its note with Novartis. As of December 31, 2008, the Company had long-term debt of $63.3 million, including $50.4 million outstanding under its Goldman Sachs term loan and $12.9 million outstanding under its Novartis note. The fair value of the Company’s debt approximated $4.7 million and $50 million at December 31, 2009 and 2008, respectively, based on the net present value of future payments discounted at interest rates consistent with the Company’s then current borrowing rates offered to the Company.

Goldman Sachs Term Loan

In May of 2008, the Company refinanced its five-year term loan facility with Goldman Sachs, originally entered into in November of 2006, and borrowed the full amount of the facility of $55 million. Interest on this facility was charged at an annual rate equal to the greater of (x) six-month LIBOR or (y) 3.0%, plus 8.5% and was subject to reset on April 1 and October 1 of each year. As of December 31, 2008, the interest rate was 12.3%. The debt was secured by all rights to receive payments due to the Company relating to RAPTIVA®, LUCENTIS® and CIMZIA®. Debt issuance costs under the facility of $2 million were being amortized on a straight-line basis over the five-year life of the loan and were disclosed as current and long-term debt issuance costs on the balance sheet prior to repayment.

In addition, the Company was required to comply with certain covenants including a ratio of royalties collected to interest payable and a requirement that quarterly U.S. and outside-the-U.S. sales of RAPTIVA® and LUCENTIS® exceeded certain specified minimum levels. The Company was in compliance with these covenants as of December 31, 2008, but due to the cessation of royalties from sales of RAPTIVA® related to its market withdrawal in the first half of 2009, the Company was not in compliance with these covenants in the first quarter of 2009.

In September of 2009, the Company fully repaid its term loan facility with Goldman Sachs. Repayment of this loan facility discharged all of the Company’s obligations to the lenders. The Company repaid the outstanding principal balance of $42 million, accrued interest to the date of payment of $2.4 million and a prepayment premium of $2.5 million. In the third quarter of 2009, the Company recorded a loss on repayment of debt of $3.6 million, which included the prepayment premium and the recognition of unamortized debt issuance costs of $1.1 million. This loss was recorded as loss on debt extinguishment in the consolidated statement of operations for the year ended December 31, 2009.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Novartis Note

In May of 2005, the Company executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June of 2015. Under the note agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.44% at December 31, 2009, and is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50 million. The Company has made this election for all interest payments thus far. Loans under the note agreement are secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder.

At December 31, 2009, the outstanding principal balance under this note agreement was $13.3 million and, pursuant to the terms of the arrangement as restructured in November of 2008, the Company will not make any additional borrowings under the Novartis note. Accrued interest of $0.5 million, $1.2 million and $1.3 million was added to the principal balance of the loan for the years ended December 31, 2009, 2008 and 2007, respectively.

Convertible Debt

In February of 2006, the Company completed an exchange offer with holders of its 6.5% convertible senior notes due 2012 in which the Company exchanged $60 million aggregate principal amount of its 6.5% Convertible SNAPsSM due 2012 (the “New Notes”) for all $60 million aggregate principal amount of its then outstanding convertible senior notes due 2012. The Company also issued an additional $12 million of New Notes to the public for cash at a public offering price of 104% of principal, or $12.5 million. The New Notes were initially convertible into approximately 38.4 million common shares at a conversion rate of 533.4756 of common shares per $1,000 principal amount of New Notes, which is equivalent to a conversion price of approximately $1.87 per common share.

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

In 2006, $27.5 million of the New Notes were converted into 18,262,264 common shares including 3,602,879 shares related to the additional interest payment feature of the notes. During the first quarter of 2007, $42 million of the New Notes were voluntarily converted by holders through March 7, 2007, at which time the Company announced that it had elected to automatically convert all of the remaining $2.5 million of New Notes outstanding. As a result, 25,640,187 shares were issued to effect the conversion of the principal balances. Additionally, at the time of conversion, the Company issued 1,889,317 shares and $5.2 million in cash to satisfy the remaining additional interest payment feature related to these converted New Notes. The Company recorded a $6.1 million charge to interest expense as a result of the revaluation of the embedded derivative related to the additional interest feature of the convertible notes.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Expense

Interest expense and amortization of debt issuance costs, excluding losses on debt extinguishment, recorded as other expense in the consolidated statement of operations for the year ended December 31, 2009, 2008 and 2007 are shown below (in thousands):

	Year ended December 31,
	2009	2008	2007
Interest expense
Goldman Sachs term loan	$3,932	$5,095	$3,360
Novartis note	455	1,181	1,329
Convertible debt	—	—	6,452
Other	14	—	—

Total interest expense	$4,401	$6,276	$11,141

Amortization of debt issuance costs
Goldman Sachs term loan	$487	$726	$444

Total amortization of debt issuance costs	$487	$726	$444

Total interest expense	$4,888	$7,002	$11,585

8.	Income Taxes

The total provision for income taxes consists of the following:

	Year ended December 31,
	2009	2008	2007
Federal income tax provision	$(113)	$(384)	$—
State income tax provision	6	—	—
Foreign income tax provision	5,834	1	—

Total	$5,727	$(383)	$—

Income tax expense in 2009 was primarily related to $5.8 million of foreign income tax expense recognized in connection with the expansion of the Company’s existing collaboration with Takeda in February of 2009. The Company was paid a $29 million expansion fee, of which $5.8 million was withheld for payment to the Japanese taxing authority. The Company also recognized $0.1 million of income tax benefit for 2009 relating to research and development refundable credits, in addition to the $0.4 million in research and development refundable credits recognized in 2008.

The significant components of net deferred tax assets as of December 31, 2009 and 2008 were as follows (in millions):

	December 31,
	2009	2008
Capitalized research and development expenses	$65.7	$79.6
Net operating loss carryforwards	93.3	103.5
Research and development and other credit carryforwards	20.0	20.6
Other	10.9	11.0

Total deferred tax assets	189.9	214.7
Valuation allowance	(189.9)	(214.7)

Net deferred tax assets	$—	$—

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net increase (decrease) in the valuation allowance was $(24.8) million, $9.1 million and $42.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Approximately $13.1 million in unutilized federal net operating loss carry-forwards expired in 2009.

ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and carry-back potential, the Company has determined that total deferred tax assets should be fully offset by a valuation allowance.

As of December 31, 2009, the Company had accumulated federal tax net operating loss carry-forwards of $113 million, with expiration dates from 2018 to 2028, federal tax credit carry-forwards of $9.4 million, with expiration dates from 2010 to 2028, state tax net operating loss carry-forwards of $133.0 million, with expiration dates from 2014 to 2029, state tax credit carry-forwards of $15.7 million, without expiration, and foreign tax net operating loss carry-forwards of $376.8 million, without expiration. In 2009, the Company experienced an “ownership change” under Section 382 of the Internal Revenue Code, which subjects the amount of federal and state tax carry-forwards that can be utilized to an annual limitation, which will substantially limit the Company’s future use of these carry-forwards per year. To the extent that the Company does not utilize its carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will expire unused.

The Company files income tax returns in the U.S. federal jurisdiction, State of California and Ireland. The Company’s federal income tax returns for tax years 2006 and beyond remain subject to examination by the Internal Revenue Service. The Company’s California and Irish income tax returns of the tax years 2005 and beyond remain subject to examination by the Franchise Tax Board and Irish Revenue Commissioner. In addition, all of the net operating losses and research and development credit carry-forwards that may be used in future years are still subject to adjustment.

The Company did not have unrecognized tax benefits as of December 31, 2009 and does not expect this to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2009, the Company has not accrued interest or penalties related to uncertain tax positions.

9.	Compensation and Other Benefit Plans

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

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts charged to expense under the incentive plans were $3.7 million, zero and $4.0 million for the plan years 2009, 2008 and 2007, respectively.

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

In 2009, 2008, and 2007, employees purchased 221,033, 195,403 and 83,338 common shares, respectively, under the Employee Share Purchase Plan. Net payroll deductions under the Share Purchase Plan totaled $0.1 million, $0.3 million and $0.3 million for 2009, 2008 and 2007, respectively.

Deferred Savings Plan

Under section 401(k) of the Internal Revenue Code of 1986, the Board of Directors adopted, effective June 1, 1987, a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 50% of their eligible compensation per payroll period, up to a maximum for 2009 of $16,500 (or $22,000 for employees over 50 years of age). The Company may, at its sole discretion, make contributions each plan year, in cash or in the Company’s common shares, in amounts which match up to 50% of the salary deferred by the participants. The expense related to these contributions was $0.9 million, $1.1 million and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively, and 100% was paid in common shares in each year.

Share Options

At December 31, 2009, the Company had share-based compensation plans, as described below. The aggregate number of common shares that may be issued under these plans is 34,815,000 shares.

In February of 2009, the Board of Directors approved a company-wide grant of 4,730,000 share options, of which 4,568,000 were issued as part of the Company’s annual incentive compensation package. These options vest monthly over four years and include an acceleration clause based on meeting certain performance measures. In the third quarter of 2009, management determined that it was probable that the performance measures would be achieved. The Company accelerated expense recognition related to these options, with an estimated implicit service period of twelve months from the grant date, which was subsequently extended an additional twelve months in the fourth quarter of 2009 based on revised assumptions.

Share Option Plan

Under the Company’s amended 1981 Share Option Plan (“Option Plan”) the Company grants qualified and non-qualified share options to employees and other individuals, as determined by the Board of Directors, at exercise prices of not less than the fair market value of the Company’s common shares on the date of grant. Options granted under the Option Plan may be exercised when vested and generally expire ten years from the date of the grant or three months from the date of termination of employment (longer in case of death or certain

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

retirements). Options granted generally vest over four years. However, certain options may vest monthly or immediately, and certain options fully vest upon a change of control of the Company or may accelerate based on performance-driven measures. The Option Plan will terminate on November 15, 2011.

Up to 32,100,000 shares are authorized for issuance under the Option Plan. As of December 31, 2009, options covering 20,554,033 common shares were outstanding under the Option Plan.

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

Up to 2,750,000 shares are authorized for issuance under the Restricted Plan, subject to the condition that not more than 32,100,000 shares are authorized under both the Option Plan and the Restricted Plan. As of December 31, 2009, options covering 948,372 common shares were outstanding under the Restricted Plan.

Directors Share Option Plan and Other Options

In 1992, the shareholders approved a Directors Share Option Plan (“Directors Plan”) which provides for the issuance of options to purchase common shares to non-employee directors of the Company at 100% of the fair market value of the shares on the date of the grant. Up to 1,600,000 shares are authorized for issuance during the term of the Directors Plan. Options generally vest on the date of grant, or monthly over one year or three years and have a term of up to ten years. As of December 31, 2009, options for 1,132,500 common shares were outstanding under the Directors Plan.

In addition, in July of 2002, the Company granted a non-qualified fully-vested option to a director to purchase 15,000 common shares at 100% of the fair market value of the shares on the date of grant, which will expire in ten years. This option was not issued as part of the Directors Plan.

In August of 2007, the Company granted a non-qualified option to Steven B. Engle, CEO, to purchase 1,100,000 common shares at 100% of the fair market value of the shares on the date of grant. The option is subject to the Company’s typical four-year vesting schedule and will expire 10 years from the date of issuance. This option was not issued as part of the Company’s Option Plan or the Restricted Plan.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share Option Plans Summary

A summary of the status of the Company’s share option plans as of December 31, 2009, 2008 and 2007, and changes during the years ended on those dates is presented below:

	2009		2008		2007
Options:	Shares	Price*	Shares	Price*	Shares	Price*
Outstanding at beginning of year	19,810,183	$3.24	11,108,120	$3.66	6,229,864	$4.22
Granted
(1)	6,486,000	0.60	2,784,750	1.59	5,545,850	2.95
(2)	—	—	8,691,000	3.28	500,000	5.00
Exercised	(30,833)	0.56	(85,740)	1.54	(252,920)	1.60
Forfeited, expired or cancelled (3)	(3,463,817)	2.76	(2,687,947)	3.46	(914,674)	4.50

Outstanding at end of year	22,801,533	2.56	19,810,183	3.24	11,108,120	3.66

Exercisable at end of year	12,346,439	3.27	8,575,803	3.94	5,261,399	4.67

Weighted average fair value of options granted
(1)		$0.39		$0.94		$1.80
(2)		—		$0.99		$0.89

*	Weighted-average exercise price:

(1)	Option price equal to market price on date of grant.

(2)	Option price greater than market price on date of grant

(3)	The Company adjusts for forfeitures as they occur.

At December 31, 2009, there were 20,534,145 options vested and expected to vest with a weighted-average exercise price of $2.64. The weighted average remaining contractual term of outstanding share options at December 31, 2009 was 7.3 years and the aggregate intrinsic value was $0.6 million. The weighted average remaining contractual term of exercisable share options at December 31, 2009 was 6.5 years and the aggregate intrinsic value was $0.2 million.

Share-Based Compensation Expense

The following table shows total share-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Research and development	$2,182	$2,307	$1,005
Selling, general and administrative	2,213	2,627	1,853

Total share-based compensation expense	$4,395	$4,934	$2,858

There was no capitalized share-based compensation cost as of December 31, 2009 or 2008, and there were no recognized tax benefits related to the Company’s share-based compensation expense during the years ended December 31, 2009 or 2008.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Dividend yield	0%	0%	0%
Expected volatility	75%	65%	67%
Risk-free interest rate	2.00%	2.84%	4.22%
Expected term	5.6 years	5.4 years	5.3 years

Unvested share option activity for the year ended December 31, 2009 is summarized below:

	Unvested Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested balance at December 31, 2008	11,234,380	$2.17
Granted	6,486,000	0.60
Vested	(5,210,488)	1.81
Forfeited	(2,054,798)	2.08

Unvested balance at December 31, 2009	10,455,094	1.39

At December 31, 2009, there was $6.8 million of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 2.3 years. The estimated fair value of options vested during 2009, 2008 and 2007 was $4.1 million, $3.6 million and $0.4 million, respectively. Total intrinsic value of the options exercised was $6,000 in 2009, $50,000 in 2008 and $0.4 million in 2007. Total cash received from share option exercises in 2009 was $17,000.

10.	Share Capital

Preference Shares

As of December 31, 2009, the Company had the authority to issue 1,000,000 preference shares with a par value of $0.05 per share. Of these, 210,000 preference shares have been designated Series A Preference Shares and 8,000 preference shares have been designated Series B Preference Shares.

•

Series A: As of December 31, 2009, the Company has authorized 210,000 Series A Preference Shares of which none were outstanding at December 31, 2009 or 2008. Refer to Shareholder Rights Plan section below.

•

Series B: As of December 31, 2009, the Company has authorized 8,000 Series B Preference Shares. In December of 2003, the Company issued 2,959 of the Series B preference shares to Genentech in repayment of $29.6 million of the outstanding balance under a convertible subordinated debt agreement. Pursuant to the rights of the Series B preference shares, the holders of Series B preference shares will not be entitled to receive any dividends on the Series B preference shares. The Series B preference shares will rank senior with respect to rights on liquidation, winding-up and dissolution of the Company to all classes of common shares. Upon any voluntary or involuntary liquidation, dissolution or winding-up of the Company, holders of Series B preference shares will be entitled to receive $10,000 per share of Series B preference shares before any distribution is made on the common shares. The holder of the Series B preference shares has no voting rights, except as required under Bermuda law.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Shareholder Rights Plan

On February 26, 2003, the Company’s Board of Directors unanimously adopted a Shareholder Rights Plan (“Rights Plan”), which was designed to extend the provisions of a similar rights plan originally adopted in October of 1993. Under the Rights Plan, Preference Share Purchase Rights (“Rights”) are authorized and granted at the rate of one Right for each outstanding common share. Each Right entitles the registered holder of common shares to buy a fraction of a share of the new series of Preference Shares (“Series A Preference Shares”) at an exercise price of $30.00, subject to adjustment. The Rights will be exercisable and will detach from the common share, only if a person or group acquires 20 percent or more of the common shares, announces a tender or exchange offer that if consummated will result in a person or group beneficially owning 20 percent or more of the common shares or if the Board of Directors declares a person or group owning 10 percent or more of the outstanding common shares to be an Adverse Person (as defined in the Rights Plan). Once exercisable, each Right will entitle the holder (other than the acquiring person) to purchase units of Series A Preference Share (or, in certain circumstances, common shares of the acquiring person) with a value of twice the Rights’ exercise price. The Company will generally be entitled to redeem the Rights at $0.001 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on February 26, 2013.

Shares Reserved for Future Issuance

The Company has reserved common shares for future issuance as of December 31, 2009, as follows:

Share option plans	30,941,503
Employee share purchase plan	55,780
Convertible preference shares	3,818,395
Warrants	11,099,744

Total	45,915,422

ATM Agreement

In the third quarter of 2009, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”), with Wm Smith & Co. (“Wm Smith”), under which the Company may sell up to 25 million of its common shares from time to time through Wm Smith, as the agent for the offer and sale of the common shares. Wm Smith may sell these common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including but not limited to sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. Wm Smith may also sell the common shares in privately negotiated transactions, subject to the

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s approval. The Company pays Wm Smith a commission equal to 3% of the gross proceeds of all common shares sold through it as sales agent under the ATM Agreement but in no event less than $0.02 per share. Shares sold under the ATM Agreement are sold pursuant to a prospectus which forms a part of a registration statement declared effective by the Securities and Exchange Commission on May 29, 2008. From the inception of the ATM Agreement through December 31, 2009, the Company sold a total of 4,050,617 common shares through Wm Smith for aggregate gross proceeds of $2.9 million. Total offering expenses related to these sales were $0.1 million. See Note 14: Subsequent Events for additional disclosure regarding the number of common shares sold under this agreement subsequent to the end of 2009.

Registered Direct Offerings

In May of 2009, the Company entered into a definitive agreement with an institutional investor to sell 11,764,706 units, with each unit consisting of one of the Company’s common shares and a warrant to purchase 0.50 of a common share, for gross proceeds of approximately $10 million, before deducting placement agent fees and estimated offering expenses of $0.8 million, in a registered direct offering. The investor purchased the units at a price of $0.85 per unit. The warrants, which represent the right to acquire an aggregate of up to 5,882,353 common shares, were exercisable at any time on or after May 15, 2009 and prior to May 20, 2014 at an exercise price of $1.02 per share.

In June of 2009, the Company entered into a definitive agreement with certain institutional investors to sell 10,434,782 units, with each unit consisting of one of the Company’s common shares and a warrant to purchase 0.50 of a common share, for gross proceeds of approximately $12 million, before deducting placement agent fees and estimated offering expenses of $0.8 million, in a second registered direct offering. The investor purchased the units at a price of $1.15 per unit. The warrants, which represent the right to acquire an aggregate of up to 5,217,391 common shares, are exercisable at any time on or prior to December 10, 2014 at an exercise price of $1.30 per share.

As discussed in Note 2: Basis of Presentation and Significant Accounting Policies—Significant Accounting Policies—Warrant Liabilities, the fair value of the warrants at the issuance dates was estimated using the Simulation Model, and the Company recorded liabilities of $2.9 million and $3.6 million for the May and June warrant issuances, respectively. The Company revalued the warrants at December 31, 2009 and recorded a decrease in the fair value of the warrants of $1.8 million in the other income line item of the Company’s consolidated statement of operations.

See Note 14: Subsequent Events for additional disclosure regarding certain amendments to the warrants issued in May and June of 2009 and the number of shares issued upon exercise of the warrants issued in May of 2009 subsequent to the end of 2009.

Equity Line of Credit

On October 21, 2008, the Company entered into a common share purchase agreement (the “Purchase Agreement”) with Azimuth Opportunity Ltd. (“Azimuth”), pursuant to which it obtained a committed equity line of credit facility (the “Facility”) under which the Company could sell up to $60 million of its registered common shares to Azimuth over a 24-month period, subject to certain conditions and limitations. The Purchase Agreement required a minimum share price of $1.00 per share to allow the Company to issue shares to Azimuth under the Facility. However, at its election, Azimuth could buy shares below the threshold price at a negotiated discount. The Company was not obligated to utilize any of the $60 million Facility and remained free to enter other financing transactions. Shares under the Facility were sold pursuant to a prospectus which forms a part of a registration statement declared effective by the Securities and Exchange Commission on May 29, 2008. At the end of the third quarter of 2009, the Facility was no longer in effect, and no additional shares could be issued thereunder.

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From the inception of the Facility in October of 2008 through December 31, 2009, the Company sold a total of 42,228,428 common shares to Azimuth for aggregate gross proceeds of $33.9 million. This included the sale of 4.0 million shares under the Facility in December of 2008 and 34.3 million shares in two transactions in September of 2009 that Azimuth agreed to purchase notwithstanding that the purchase prices were below the minimum price of $1.00 required by the Purchase Agreement. Under the terms of the Purchase Agreement, the Company negotiated a discount rate (excluding placement agent fees) of 8.86% for the sale in December of 2008 and 8.0% for the sales in September of 2009. Prior to the successful conclusion of negotiations, Azimuth was not obligated to purchase these shares. Offering expenses incurred from inception of the Facility through December 31, 2009 related to sales to Azimuth were $0.7 million.

Other Warrants

In July of 2008, the remaining 125,000 warrants issued to Incyte Corporation expired. These warrants, to purchase common shares at $6.00 per share, were issued in July of 1998 as partial payment of license fees.

11.	Commitments and Contingencies

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

In addition, the Company has committed to make potential future “milestone” payments to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $79 million have not been recorded on the consolidated balance sheet. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.

Leases

As of December 31, 2009, the Company leased administrative, research facilities, and office equipment under operating leases expiring on various dates through May of 2014. These leases generally require the Company to pay taxes, insurance, maintenance and minimum lease payments.

The Company estimates future minimum lease commitments to be (in thousands):

Operating Leases
2010	5,307
2011	5,290
2012	4,947
2013	2,904
2014	796
Thereafter	—

Minimum lease payments	$19,244

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rental expense, including other costs required under the Company’s leases, was approximately $5.2 million, $5.2 million and $4.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Rental expense based on leases allowing for escalated rent payments are recognized on a straight-line basis. The Company is required to restore certain of its leased property to certain conditions in place at the time of lease. The Company believes these costs will not be material to its operations.

Legal Proceedings

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, the Company and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of pending cases to twenty-one. All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs’ treatment with RAPTIVA®. The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to this matter. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

In September of 2004, XOMA (US) LLC entered into a collaboration with Aphton Corporation (“Aphton”) for the treatment of gastrointestinal and other gastrin-sensitive cancers using anti-gastrin monoclonal antibodies. In May of 2006, Aphton filed for bankruptcy protection under Chapter 11, Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, No. 06-10510 (CSS). XOMA (US) LLC filed a proof of claim in the proceeding, as an unsecured creditor of Aphton, for approximately $594,000. Aphton and the Official Committee of Unsecured Creditors filed a Proposed Plan of Reorganization (the “Plan”) that would result in a liquidation of Aphton. The creditors have voted in favor of the plan, and the bankruptcy court has confirmed it. A litigation trustee appointed under the Plan is currently pursuing litigation against various parties other than the Company, and any recovery by the Company under the Plan will depend on the outcome of such litigation. It is not presently known what, if any, distributions will be made to holders of unsecured claims. There were no developments material to XOMA in the proceedings involving Aphton during the year ended December 31, 2009.

12.	Related Party Transactions

There were no related party transactions in 2009. Related party transactions during the years ended December 31, 2008 and 2007 consisted of relocation loans to two employees. The final balance of these loans was forgiven in November of 2008. The initial loans of $70,000 and $150,000 were granted in 2001 and 2004, respectively, and were forgiven, along with related interest, over five and two-thirds and four years, respectively, contingent on the employees continued employment with the Company. Total related party balances as of December 31, 2008 and 2007 were zero and $38,000, respectively.

13.	Concentration of Risk, Segment and Geographic Information

Concentration of Risk

Cash equivalents, short-term investments and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains money market funds and short-term investments that were previously thought to bear a minimal risk. Volatility in the financial markets created

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liquidity problems in these types of investments in 2008, and money market fund investors were unable to retrieve the full amount of funds, even in highly-rated liquid money market accounts, upon maturity. The Company has not encountered such issues during 2009.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. In 2009, two customers represented 36% and 29% of total revenue and as of December 31, 2009, there were receivables of $5.7 million outstanding from three customers representing 90% of the accounts receivable balance.

In 2008, three customers represented 31%, 30% and 20% of total revenue and as of December 31, 2008, there were billed receivables of $14.7 million outstanding from these three customers and one additional customer representing 33%, 28%, 16% and 15% of the accounts receivable balance. In 2007, four customers represented 36%, 20%, 16% and 13% of total revenue.

Segment Information

The Company has determined that it operates in one segment as it only reports operating results on an aggregate basis to the chief operating decision maker of the Company. The Company’s property and equipment is held entirely in the United States.

Geographic Information

Revenue attributed to the following countries for each of the three years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
United States	$47,656	$62,262	$80,573
Europe	613	1,351	561
Asia Pacific	50,161	4,374	3,118

Total	$98,430	$67,987	$84,252

14.	Subsequent Events

Underwritten Offering

On February 2, 2010, the Company entered into an underwritten offering with investors to sell 42 million units, with each unit consisting of one of the Company’s common shares and a warrant to purchase 0.45 of a common share, for gross proceeds of approximately $21 million, before deducting underwriting discounts and commissions and estimated offering expenses of $1.7 million. The investors purchased the units at a price of $0.50 per unit. The warrants, which represent the right to acquire an aggregate of up to 18.9 million common shares, are exercisable beginning six months and one day after issuance and have a five-year term and an exercise price of $0.70 per share.

Warrant Amendments and Exercises

Also on February 2, 2010, the warrant holders agreed to amend the terms of the warrants issued in May and June of 2009 to eliminate the provisions that would have required reduction of the warrant exercise price and an increase in the number of shares issuable on exercise of the warrants each time the Company sold common

XOMA Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares at a price less than the exercise price of such warrants. In return, the exercise price of the warrants issued in May of 2009 was reduced from $1.02 per share to $0.001 per share and the Company made a $4.5 million payment to holders of the warrants issued in June of 2009. The exercise price of the warrants issued in June of 2009 remained unchanged at $1.30 per share. In February of 2010, the holders of warrants issued in May of 2009 exercised warrants to acquire 5,882,353 common shares for an aggregate exercise price of $5,882, and as a result no warrants issued in May of 2009 remain outstanding.

Common Shares Sold Under the ATM Agreement

Subsequent to December 31, 2009, the Company sold an additional 8,940,225 common shares through Wm Smith for aggregate gross proceeds of $6.4 million. Total offering expenses related to these sales were $0.2 million.

15.	Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008:

	Consolidated Statements of Operations
	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2009
Total revenues (1)	$39,704	$9,706	$27,423	$21,597
Total operating costs and expenses (2)	25,930	19,474	20,643	19,423
Other income (expense), net	(1,735)	(529)	(4,872)	453
Net income (loss)	6,239	(10,210)	1,538	2,983

Basic and diluted net income (loss) per common share	$0.04	$(0.07)	$0.01	$0.01

2008
Total revenues (1)	$12,057	$11,116	$7,894	$36,920
Total operating costs and expenses (2)	25,083	29,907	26,438	25,293
Other expense, net (3)	(1,149)	(1,899)	(1,818)	(2,028)
Net income (loss)	(14,175)	(20,690)	(20,362)	9,982

Basic and diluted net income (loss) per common share	$(0.11)	$(0.16)	$(0.15)	$0.07

(1)

Revenue in the first quarter of 2009 includes a non-recurring fee of $28.1 million related to the expansion of the Company’s collaboration agreement with Takeda. Revenue in the third quarter of 2009 includes a non-recurring fee of $22.3 million related to the sale of the LUCENTIS® royalty interest to Genentech. Revenue in the fourth quarter of 2009 includes fees of $14.0 million related to two antibody discovery collaborations. Revenue in the quarter ended December 31, 2008 includes a non-recurring fee from Novartis of $13.7 million relating to a restructuring of the existing collaboration agreement. Revenue in the quarter ended September 30, 2007 includes a $30 million non-recurring license fee from Pfizer.

(2)	Operating expenses in the first and second quarters of 2009 include restructuring expense of $3.3 million and $0.3 million, respectively. Operating expenses for the quarter ended December 31, 2008 include a reversal of the bonus accrual of $3.0 million, as the Company determined it would not pay 2008 bonuses.

(3)	Other expense for the third quarter of 2009 includes a loss of $3.6 million on debt extinguishment relating to the repayment of the Goldman Sachs term loan. Other income in the second, third and fourth quarter of 2009 of $1.0 million, $0.2 million and $0.6 million, respectively was recorded relating to the revaluation of the warrant liabilities in 2009.

Index to Exhibits

Exhibit Number
1.1	Underwriting Agreement dated February 2, 2010 (Exhibit 10.1)[1]

3.1	Memorandum of Continuance of XOMA Ltd. (Exhibit 3.4)[2]

3.2	Bye-Laws of XOMA Ltd. (as amended) (Exhibit 3.2)[3]

4.1	Shareholder Rights Agreement dated as of February 26, 2003, by and between XOMA Ltd. and Mellon Investor Services LLC as Rights Agent (Exhibit 4.1)[3]

4.2	Resolution Regarding Preferences and Rights of Series A Preference Shares (Exhibit A to Exhibit 4.1)[3]

4.3	Resolution Regarding Preferences and Rights of Series B Preference Shares (Exhibit B to Exhibit 3)[4]

4.4	Form of Common Stock Purchase Warrant (Incyte Warrants) (Exhibit 2)[35]

4.5	Indenture between XOMA Ltd. and Wells Fargo Bank, National Association, as trustee, relating to the Company’s 6.50% Convertible SNAPs SM due February 1, 2012 (Exhibit 2)[5]

4.6	Form of Warrant (May 2009 Warrants) (Exhibit 10.2)[6]

4.7	Form of Warrant (June 2009 Warrants) (Exhibit 10.2)[7]

4.8	Form of Warrant (February 2010 Warrants) (Exhibit 10.2)[1]

4.9	Form of Amended and Restated Warrant (May 2009 Warrants) (Exhibit 10.5)[1]

4.10	Form of Amended and Restated Warrant (June 2009 Warrants) (Exhibit 10.6)[1]

5.1	Legal Opinion of Conyers Dill & Pearman Regarding Shares Issued Pursuant to At Market Issuance Sales Agreement*

10.1	1981 Share Option Plan as amended and restated (Exhibit 10.1)[8]

10.1A	Form of Share Option Agreement for 1981 Share Option Plan (Exhibit 10.1A)[9]

10.1B	Amendment to 1981 Share Option Plan (Exhibit 10.1B)[10]

10.1C	Amendment No. 2 to 1981 Share Option Plan (Exhibit 10.1C)[10]

10.1D	Amendment No. 3 to 1981 Share Option Plan (Exhibit 10.1)[11]

10.2	Restricted Share Plan as amended and restated (Exhibit 10.3)[8]

10.2A	Form of Share Option Agreement for Restricted Share Plan (Exhibit 10.2A)[9]

10.2B	Amendment to Restricted Share Plan (Exhibit 10.2C)[10]

10.2C	Amendment No. 2 to Restricted Share Plan (Exhibit 10.2D)[10]

10.2D	Amendment No. 3 to Restricted Share Plan (Exhibit 10.2D)[9]

10.2E	Amendment No. 4 to Restricted Share Plan (Exhibit 10.2)[11]

10.2F	2007 CEO Share Option Plan (Exhibit 10.7)[12]

10.3	1992 Directors Share Option Plan as amended and restated (Exhibit 10.3)[9]

10.3A	Amendment No. 1 to 1992 Directors Share Option Plan[13]

10.3B	Form of Share Option Agreement for 1992 Directors Share Option Plan (initial grants) (Exhibit 10.3A)[9]

10.3C	Form of Share Option Agreement for 1992 Directors Share Option Plan (subsequent grants) (Exhibit 10.3B)[9]

10.3D	2002 Director Share Option Plan (Exhibit 10.10)[8]

i

Exhibit Number
10.4	Management Incentive Compensation Plan as amended and restated (Exhibit 10.3)[11]

10.4A	CEO Incentive Compensation Plan (Exhibit 10.4A)[9]

10.4B	Bonus Compensation Plan (Exhibit 10.4B)[9]

10.5	1998 Employee Share Purchase Plan as amended and restated (Exhibit 10.11)[8]

10.5A	Amendment to 1998 Employee Share Purchase Plan (Exhibit 10.5A)[10]

10.5B	Amendment No. 2 to 1998 Employee Share Purchase Plan (Exhibit 10.5B)[10]

10.6	Form of Amended and Restated Indemnification Agreement for Officers (Exhibit 10.6)[14]

10.6A	Form of Amended and Restated Indemnification Agreement for Employee Directors (Exhibit 10.7)[14]

10.6B	Form of Amended and Restated Indemnification Agreement for Non-employee Directors (Exhibit 10.8)[14]

10.7	Form of Employment Agreement entered into between XOMA (US) LLC and certain of its executives, with reference schedule*

10.7A	Consulting Agreement effective as of August 3, 2007 between XOMA (US) LLC and John L. Castello (Exhibit 10.8)[12]

10.8	Form of Change of Control Severance Agreement entered into between XOMA Ltd. and certain of its executives, with reference schedule*

10.9	Lease of premises at 890 Heinz Street, Berkeley, California dated as of July 22, 1987 (Exhibit 10.12)[15]

10.10	Lease of premises at Building E at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of April 21, 1988 (Exhibit 10.13)[15]

10.11	Lease of premises at Building C at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of August 26, 1987 (Exhibit 10.14)[15]

10.12	Letter of Agreement regarding CPI adjustment dates for leases of premises at Buildings C, E and F at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 (Exhibit 10.15)[15]

10.13	Lease of premises at 2910 Seventh Street, Berkeley, California dated March 25, 1992 (Exhibit 10.16)[15]

10.13A	Fifth amendment to lease of premises at 2910 Seventh Street, Berkeley, California dated June 1, 2006 (Exhibit 10.58)[16]

10.14	Lease of premises at 5860 and 5864 Hollis Street, Emeryville, California dated as of November 2, 2001 (with addendum) (Exhibit 10.19)[17]

10.15	Lease of premises at 2850 Seventh Street, Second Floor, Berkeley, California dated as of December 28, 2001 (with addendum and guaranty) (Exhibit 10.20)[17]

10.16	Amended and Restated Research and License Agreement dated September 1, 1993, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28)[15]

10.16A	Third Amendment to License Agreement dated June 12, 1997, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28A)[15]

10.16B	Fourth Amendment to License Agreement dated December 23, 1998, between the Company and New York University (Exhibit 10.22B)[18]

Exhibit Number
10.16C	Fifth Amendment to License Agreement dated June 25, 1999, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.21C)[19]

10.16D	Sixth Amendment to License Agreement dated January 25, 2000, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.1)[20]

10.16E	Seventh Amendment to License Agreement by and among New York University, XOMA Technology Limited and XOMA Ireland Limited effective as of November 10, 2004 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3)[21]

10.17	Second Amended and Restated Collaboration Agreement dated January 12, 2005, by and between XOMA (US) LLC and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)[10]

10.17A	Agreement related to LUCENTIS® License Agreement and RAPTIVA® Collaboration Agreement dated September 9, 2009, by and between XOMA (Bermuda) Ltd., XOMA (US) LLC and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.18A) [22]

10.18	License Agreement by and between XOMA Ireland Limited and MorphoSys AG, dated as of February 1, 2002 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.43)[23]

10.19	Amended and Restated License Agreement by and between XOMA Ireland Limited and DYAX Corp., dated as of October 27, 2006 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.32)[14]

10.20	License Agreement by and between XOMA Ireland Limited and Cambridge Antibody Technology Limited, dated as of December 22, 2002 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.46)[3]

10.21	License Agreement, dated as of December 29, 2003, by and between Diversa Corporation and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[24]

10.22	Agreement, dated February 27, 2004, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.50)[25]

10.22A	Research, Development and Commercialization Agreement, dated as of May 26, 2005, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.2)[26]

Exhibit Number
10.22B	Secured Note Agreement, dated as of May 26, 2005, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.3)[26]

10.22C	Amended and Restated Agreement Research, Development and Commercialization Agreement, executed November 7, 2008, by and between Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation) and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)[13]

10.22D	Manufacturing and Technology Transfer Agreement, executed December 16, 2008, by and between Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation) and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)[13]

10.23	Collaboration Agreement, dated as of September 23, 2004, by and between Aphton Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[27]

10.24	Agreement dated March 8, 2005, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.53)[10]

10.24A	Agreement dated July 28, 2006, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases (Exhibit 10.60)[16]

10.24B	Agreement dated September 15, 2008, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.39)[28]

10.25	License Agreement, effective as of June 20, 2005, by and between Merck & Co., Inc. and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.4)[26]

10.26	Form of Dealer Manager Agreement relating to the Company’s 6.50% Convertible SNAPs SM due February 1, 2012 (Exhibit 1.1)[29]

10.26A	Form of Placement Agreement relating to the Company’s 6.50% Convertible SNAPs SM due February 1, 2012 (Exhibit 1.2)[29]

10.27	Collaboration Agreement dated as of May 22, 2006, by and between Schering Corporation, acting through its Schering-Plough Research Institute division, and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.59)[16]

10.28	Collaboration Agreement, dated as of November 1, 2006, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.46)[14]

Exhibit Number
10.28A	First Amendment to Collaboration Agreement, effective as of February 28, 2007, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.48)[30]

10.28B	Second Amendment to Collaboration Agreement, effective as of February 9, 2009, among Takeda Pharmaceutical Company Limited and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)[13]

10.29	Loan Agreement, dated as of November 9, 2006, between Goldman Sachs Specialty Lending Holdings, Inc., XOMA (US) LLC and XOMA Ltd. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.47)[14]

10.29A	Amended & Restated Loan Agreement, dated as of May 9, 2008 between Goldman Sachs Specialty Lending Holdings, Inc., XOMA Ltd. and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.37)[31]

10.30	License Agreement, effective as of August 27, 2007, by and between Pfizer Inc. and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)[32]

10.31	Common Stock Purchase Agreement, dated as of October 21, 2008, by and between XOMA Ltd. and Azimuth Opportunity Ltd. (Exhibit 10.1)[33]

10.32	Securities Purchase Agreement dated May 15, 2009, between XOMA Ltd. and the investors named therein (Exhibit 10.1)[6]

10.32A	Engagement Letter dated May 15, 2009 (Exhibit 10.3)[6]

10.33	Securities Purchase Agreement dated June 5, 2009, between XOMA Ltd. and the investors named therein (Exhibit 10.1)[7]

10.33A	Engagement Letter dated June 4, 2009 (Exhibit 10.3)[7]

10.34	Discovery Collaboration Agreement dated September 9, 2009, by and between XOMA Development Corporation and Arana Therapeutics Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.35)[34]

10.35	At Market Issuance Sales Agreement dated July 14, 2009, by and between XOMA Ltd. and Wm Smith & Co. (Exhibit 10.36)[22]

10.36	Discovery Collaboration Agreement dated October 29, 2009, by and between XOMA Development Corporation and The Chemo-Sero-Therapeutic Research Institute (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)*

10.37	Warrant Amendment Agreement dated February 2, 2010 (May 2009 Warrants) (Exhibit 10.3)[1]

10.37A	Form of Warrant Amendment Agreement dated February 2, 2010 (June 2009 Warrants) (Exhibit 10.4)[1]

21.1	Subsidiaries of the Company*

v

Exhibit Number
23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Steven B. Engle, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Fred Kurland, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Steven B. Engle, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Fred Kurland, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Press Release dated March 11, 2010 furnished herewith

Footnotes:

*	Filed herewith.
1	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed February 2, 2010.
2	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-4 filed November 27, 1998, as amended.
3	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
4	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Form 8-K/A filed April 18, 2003.
5	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed February 13, 2006.
6	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed May 19, 2009.
7	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed June 10, 2009.
8	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-8 filed August 28, 2003.
9	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended.
10	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
11	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed November 6, 2007.
12	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed August 7, 2007.
13	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
14	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
15	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended.
16	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
17	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
18	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
19	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

20	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
21	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 on Form 8-K/A filed November 30, 2004.
22	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q filed November 9, 2009.
23	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 filed on December 12, 2002.
24	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 2 on Form 8-K/A filed March 19, 2004.
25	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
26	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
27	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 on Form 8-K/A filed October 26, 2004.
28	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.
29	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed January 11, 2006.
30	Incorporated by reference to the referenced exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 filed on March 5, 2010.
31	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on March 5, 2010.
32	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed September 13, 2007.
33	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed October 22, 2008.
34	Incorporated by reference to the referenced exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on March 5, 2010.
35	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed July 16, 1998.