Form 10-K/A
period 2009-12-31
XOMA LTD /DE/
filed 2010-04-30
CIK 791908

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

Large Accelerated Filer ☐   Accelerated Filer ☒   Non-Accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes  ☐   No  ☒

 The aggregate market value of voting shares held by non-affiliates of the registrant is $134,644,609 as of June 30, 2009

 Number of Common Shares outstanding as of April 26, 2010: 261,247,750

EXPLANATORY NOTE

This Form 10-K/A is filed with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 of XOMA Ltd. (the “Company,” “we” or “us”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 11, 2010 (the “Original Form 10-K”), in order to include the information required by Part III thereof. As provided in the SEC’s general instructions for filing annual reports on Form 10-K, the information required by Part III was incorporated by reference into the Original Form 10-K from the Company’s definitive proxy statement relating to its upcoming 2010 annual general meeting of shareholders. However, the instructions also provide that a company may no longer incorporate this information by reference if its definitive proxy statement is not filed within 120 days after the end of the fiscal year covered by the original Form 10-K and must instead file the information required by Part III as an amendment to its original Form 10-K. The Company will not be filing its definitive proxy statement for its 2010 annual general meeting of shareholders until after the 120-day period. We are therefore filing this amendment to include the information required by Part III, in accordance with the SEC’s instructions.

PART III

Item 10.  Directors, Executive Officers, Corporate Governance

Executive Officers and Directors

Certain information regarding our executive officers required by this Item is set forth as a Supplementary Item at the end of Part I in the Original Form 10-K (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). The business experience of the directors of the Company is described below.

Steven B. Engle, 55, became the Company’s Chief Executive Officer and President and a director in August of 2007 and its Chairman of the Board in October of 2007. He has more than 25 years of executive leadership and biotechnology and pharmaceutical industry experience and, in 2010, was elected to the board of directors of the Biotechnology Industry Organization, or BIO. Prior to joining the Company, he served as Chairman of the Board and Chief Executive Officer of La Jolla Pharmaceutical Company, a publicly-held biopharmaceutical company focused on the research and development of therapeutic products for autoimmune and antibody-mediated diseases. He joined La Jolla Pharmaceutical Company in 1993, became President and a Director in 1994, Chief Executive Officer in 1995, and Chairman of the Board in 1997. Prior to joining La Jolla, he held executive-level positions at Cygnus Therapeutic Systems, a developer of drug delivery systems, and Micro Power Systems, Inc., a manufacturer of high technology products, including medical devices. He began his professional career with the Strategic Decisions Group and the Stanford Research Institute. Mr. Engle holds an M.S.E.E. and a B.S.E.E. with a focus in biomedical engineering from the University of Texas. Mr. Engle has significant experience in building and leading biopharmaceutical companies as a chief executive officer, board chairman and director, and an extensive network of contacts in the pharmaceutical and biotechnology industries. With his strong operational and leadership background and his knowledge of the Company’s operations, he provides the Board of Directors of the Company (the “Board”) with a comprehensive understanding of the Company’s operations and opportunities.

Patrick J. Scannon, M.D., Ph.D., 62, is one of the Company’s founders and has served as a director since its formation. Dr. Scannon became Executive Vice President and Chief Medical Officer in March of 2009. Previously he was Executive Vice President and Chief Biotechnology Officer beginning in May of 2006 and served as Chief Scientific and Medical Officer from March of 1993 until May of 2006, Senior Vice President from May of 1999 to May of 2006, Vice Chairman, Scientific and Medical Affairs from April of 1992 to March of 1993 and President from the Company’s formation until April of 1992. In 2007, Dr. Scannon was invited to join the newly formed National Biodefense Science Board, reporting to the Secretary of the Department of Health and Human Services. He also serves on the Defense Sciences Research Council for the Defense Advanced Research Projects Agency (DARPA) and on the Threat Reduction Advisory Committee for the Department of Defense. In 2007, he was appointed to the Board of Directors of Pain Therapeutics, Inc, a biopharmaceutical company. From 1979 until 1981, Dr. Scannon was a clinical research scientist at the Letterman Army Institute of Research in San Francisco. A Board-certified internist, Dr. Scannon holds a Ph.D. in organic chemistry from the University of California, Berkeley and an M.D. from the Medical College of Georgia. Dr. Scannon’s experience in founding and building the Company is integral to the Company and its mission. His medical and scientific background, experience in all aspects of biopharmaceutical product discovery and development, board and government advisory experience and operational knowledge provide strategic guidance to the Company and the Board.

W. Denman Van Ness, 67, has been a director since October of 1981 and was appointed Lead Independent Director in January of 2008.  He is Chairman of Hidden Hill Advisors, a venture capital consulting firm.  From April of 1996 through October of 1999, he was a Managing Director of CIBC Capital Partners, an international merchant banking organization.  From 1986 to 1996, Mr. Van Ness was a General Partner of Olympic Venture Partners II and Rainier Venture Partners, venture capital funds, and from 1977 until 1985, he was a General Partner of the venture capital group at Hambrecht & Quist, the manager of several venture capital funds.  Mr. Van Ness brings to the Board an extensive understanding of corporate development and background in assessing a wide range of corporate funding sources and partnering opportunities.  His leadership skills, including past service on the boards of other companies, contribute to his role as Lead Independent Director.

William K. Bowes, Jr., 83, has been a director since February of 1986.  He has been a General Partner of U.S. Venture Partners since 1981 and currently holds the position of Founding Partner.  Mr. Bowes is a member of the Board or the Business Advisory Council of a number of academic initiatives at institutions such as Harvard University, Stanford University, the University of California, San Francisco and the University of California, Berkeley. Mr. Bowes provides exceptional knowledge and advice on capital markets and development strategies for biopharmaceutical companies.

Charles J. Fisher, Jr., M.D., 63, has been a director since July of 2007.  He is the Founder and Chief Executive Officer of Margaux Biologics Inc. and serves as a consultant to Cardiome Pharma Corp.  Previously, he was Chief Medical Officer and Executive Vice President of Clinical and Regulatory Affairs at Cardiome Pharma Corp.  He has more than 25 years of leadership experience in clinical research and drug development and, during his earlier academic career, served as Principal Investigator of numerous clinical trials.  Prior to Cardiome Pharma Corp., Dr. Fisher was divisional Vice President of Global Pharmaceutical Development at Abbott Laboratories Limited, responsible for the global development of pharmaceuticals, biologics and drug coated medical devices.  Prior to Abbott Laboratories Limited, he was an Executive Director and Clinical Research Fellow at Eli Lilly & Co, where he led the scientific team in the development and regulatory approval of Xigris(r) (drotrecogin alfa (activated)) for the treatment of severe sepsis.  Dr. Fisher also held professor and director positions at numerous academic institutions before joining industry, including the University of Manitoba, the University of California, Davis Medical Center, Case Western Reserve University and the Cleveland Clinic Foundation where he was Professor and Head of Critical Care Medicine.  Dr. Fisher is a Fellow of the American College of Physicians, American College of Chest Physicians, American College of Critical Care Physicians, American College of Emergency Physicians, and the American Academy of Emergency Medicine.  He obtained his medical degree from Michigan State University.  He completed his internship and residency at the University of California, Davis Medical Center and fellowship training at the University of Manitoba. Dr. Fisher’s extensive experience in biological and pharmaceutical drug development, including registration of several biologics and small molecules, as well as in working with medical and scientific professionals, regulators, practitioners and patients, adds significant value to Board discussions and decision-making.

Peter Barton Hutt, 75, former Chief Counsel for the Food and Drug Administration (FDA), became a director in May of 2005.  Mr. Hutt is currently Senior Counsel to the Washington, D.C. law firm of Covington & Burling, specializing in food and drug law.  Since 1994, he has taught a course on food and drug law at Harvard Law School and taught the same course at Stanford Law School in 1998.  He is also a co-author of Food and Drug Law: Cases and Materials. Mr. Hutt is a member of the Institute of Medicine (IOM) of the National Academy of Sciences (NAS).  He has served on a wide variety of academic and advisory boards, including the Panel on the Administrative Restructuring of the National Institutes of Health (NIH).  He serves as Legal Counsel to the Society of Risk Analysis as well as the American College of Toxicology.  Formerly, he has served on the IOM Executive Committee, Advisory Committee to the Director of the NIH, the NAS Committee on Research Training in the Biomedical and Behavioral Sciences, and the National Committee to Review Current Procedures for Approval of New Drugs for Cancer and AIDS established by the President’s Cancer Panel of the National Cancer Institute at the request of President George Bush.  Mr. Hutt received his undergraduate degree from Yale University, and law degrees from Harvard University and New York University.  Mr. Hutt currently serves as a director of Celera Corporation, Ista Pharmaceuticals, and Momenta Pharmaceuticals.  Mr. Hutt’s extensive and unique combination of legal, government, and industry experience is a key asset to the Board.  He brings significant insight into the  regulatory aspects of pharmaceutical development.

John Varian, 50, has been a director since December of 2008.  He has served as Chief Operating Officer of Aryx Therapeutics since December of 2003 and as its Chief Financial Officer since April of 2006.  Prior to joining Aryx Therapeutics, Mr. Varian was the CFO of Genset S.A., where he was a key member of the team negotiating the company’s sale to Serono S.A. in 2002.  Mr. Varian served on the Board of Nventa Biopharmaceuticals Corporation until the company merged with Akela Pharma Inc. in March of 2009.  From October of 1998 to April of 2000, Mr. Varian served as Senior Vice President, Finance and Administration of Elan Pharmaceuticals, Inc., joining the company as part of its acquisition of Neurex Corporation.  Prior to the acquisition, he served as Neurex Corporation’s CFO from June of 1997 until October of 1998. From 1991 until 1997, Mr. Varian served as the VP Finance and CFO of Anergen Inc.  Mr. Varian was an Audit Principal/Senior Manager at Ernst & Young from 1987 until 1991 where he focused on life sciences. He is a founding member of the Bay Area Bioscience Center and a former chairman of the Association of Bioscience Financial Officers International Conference. Mr. Varian received a B.B.A. degree from Western Michigan University.  Mr. Varian has significant experience in building biopharmaceutical companies and brings a specific focus on financing, corporate financial management and related matters to the Board.

Patrick J. Zenner, 63, has been a director since May of 2002.  Mr. Zenner retired in 2001 as Chief Executive Officer of Hoffmann-La Roche Inc.-North America after 32 years with that company.  Mr. Zenner currently is Chairman of the Board of Arqule, Inc. and Exact Sciences Corporation and serves on the Boards of Geron Corporation and West Pharmaceutical Services.  From 2002 to 2009, Mr. Zenner served on the Board of Curagen Corporation.  For part of 2005 and 2006, Mr. Zenner was interim Chief Executive Officer of Curagen Corporation, and, for part of 2007 and 2008, he was interim Chief Executive Officer of Exact Sciences Corporation.  He is also a trustee of Creighton University and chairman of the Board of Trustees of Fairleigh Dickinson University.  Mr. Zenner brings a deep understanding of the pharmaceutical and biopharmaceutical industries, the drug development and commercialization processes, and related business and financial acumen to the Board.

Certain Information Regarding Committees of the Board

The Board has standing audit, compensation and nominating & governance committees.  The Board has determined that Messrs. Varian and Zenner, both of whom are members of the Audit Committee, are each an “audit committee financial expert” as defined by the rules of the SEC.

There have been no material changes to the procedures by which security holders may recommend nominees to the Board implemented after the Company provided its definitive proxy statement for its 2009 annual general meeting of shareholders.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors to file initial reports of ownership and changes in ownership with the SEC and NASDAQ.  Such executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based on a review of the copies of the forms furnished to the Company and written representations from the Company’s executive officers and directors, all persons subject to the reporting requirements of Section 16(a) filed the required reports with respect to 2009 on a timely basis other than Mr. Van Ness, who filed late with respect to one transaction reportable on Form 5, and Mr. Varian, who filed late with respect to one transaction reportable on Form 4.

Code of Ethics

The Company’s Code of Ethics applies to all employees, officers and directors including the Chairman, Chief Executive Officer and President, and the Vice President, Finance and Chief Financial Officer and Chief Accounting Officer, and is posted on the Company’s website at www.xoma.com.

Item 11.   Executive Compensation

Compensation Discussion and Analysis

The primary objectives of the Company’s compensation program are to enable the Company to attract, motivate and retain outstanding individuals and align their success with that of the Company’s shareholders through the creation of shareholder value and achievement of strategic corporate objectives.  We attract and retain executives by benchmarking against peer companies in our industry to ensure that our compensation packages remain competitive.  This practice is discussed in greater detail below under the heading “Benchmarking.”  When creating an executive’s overall compensation package, the different elements of compensation are considered in light of the role the executive will play in our achieving near term and longer term goals as well as the compensation packages provided to similarly situated executives at peer companies.  We also tie short and long-term cash and equity rewards to the achievement of measurable corporate and individual performance criteria to create incentives that we believe enhance executive performance.  Such performance criteria vary depending on individual executives’ roles, but include value-adding achievements such as revenue generation, cost reduction, gains in production efficiency and timely completion of undertakings.

Benchmarking

The Compensation Committee has the authority under its charter to engage the services of outside advisors, experts and others to assist the Compensation Committee.  In accordance with this authority, the Compensation Committee has retained the services of Compensia, an independent consulting firm that specializes in executive compensation consulting (the “Consultant”), to assist the Compensation Committee in evaluating the Company’s executive compensation program against the relevant market and to review executive compensation changes.  The Consultant looked at base salary, incentive compensation, long-term share options and benefits.  No other services were provided by the Consultant.

The Consultant created a survey (the “Executive Compensation Survey”) which compared the Company’s executive pay levels to those of a peer group of 30 companies.  The peer group consisted of (1) core peers developed by targeting Phase II business and labor comparators with similar market capitalization and (2) aspirational peers generally representing Phase III and beyond comparators.  The companies that comprised the peer group are: Affymax, Alexza Pharmaceuticals, Allos Therapeutics, Altus Pharmaceuticals, Amicus Therapeutics, Ardea Biosciences, Arena Pharmaceuticals, Array BioPharma, Cell Genesys, Cerus, Cytokinetics, Cytori Therapeutics, Dyax, Geron, Human Genome Sciences, ImmunoGen, Immunomedics, Incyte, Infinity Pharmaceuticals, Lexicon Pharmaceuticals, Medarex, Metabasis Therapeutics, Micromet, Neurocrine Biosciences, Regeneron Pharmaceuticals, Rigel Pharmaceuticals, Sangamo Biosciences, Seattle Genetics, Sunesis Pharmaceuticals, and Trubion Pharmaceuticals.  In preparing the Executive Compensation Survey, the Compensation Committee has relied on the Consultant to conduct its own research, compile its own survey data and provide a summary of such data relevant to the Compensation Committee’s decisions with respect to setting executive compensation levels.

As noted above, the Compensation Committee considers various benchmarks (i.e., the 25th percentile, the 50th percentile and the 75th percentile) based on the Executive Compensation Survey and chooses a benchmark for a particular year based on the level it deems most appropriate for the Company.  For 2010, the Compensation Committee chose the 50th percentile as the benchmark.  This process is performed to ensure that total compensation is competitive within the industry and appropriate when certain levels of performance are achieved.  If, based on this evaluation, the Compensation Committee determines that the Company’s current compensation levels are not appropriate or tailored to our compensation objectives, then the Compensation Committee may adjust the applicable compensation levels and targets accordingly.

As part of the benchmarking process, the Compensation Committee recognizes the practical reality that job responsibilities of persons with similar titles may vary significantly from company to company, and that a person’s title is not necessarily descriptive of a person’s duties.  The Compensation Committee considers the scope and complexity of executive positions within the Executive Compensation Survey and compares these positions to the scope and complexity of our executive positions.  The result is an assessment of the compensation being paid to our executives in light of the compensation being paid to persons performing duties of similar scope and complexity at the companies participating in the Executive Compensation Survey.  The Compensation Committee uses this assess-

ment to assist it in making decisions regarding appropriate compensation levels for our executive positions.  The underlying principle of the evaluation methodology is to focus on identifying those positions that have a scope and complexity of responsibilities that are comparable to those duties exercised by each of our particular executives.

Compensation Components

Base Salary.   The level of compensation paid to an officer is determined on the basis of the individual’s overall experience, responsibility, performance and compensation level in his or her prior position (for newly hired officers), the individual’s overall performance and compensation level at the Company during the prior year (for current employees), the compensation levels of peer companies (including the biotechnology companies listed above) and other labor markets in which the Company competes for employees, the performance of the Company’s Common Shares during the prior fiscal year and such other factors as may be appropriately considered by the Board, by the Compensation Committee and by management in making its proposals to the Compensation Committee.

At the time of the Company’s annual compensation review in early 2009, in light of economic conditions and in order to conserve the Company’s cash resources, management recommended, and the Board agreed, not to implement merit-based salary increases to the Company’s employees for 2009, even though the Company as a whole and many of its employees had performed to a level at which such increases would have been justified.  In order to enable the Company to provide compensation at levels competitive with those of other biotechnology companies, as well as retain employees with the capabilities necessary to advance key business objectives, in December 2009, management recommended and the Board agreed to implement salary increases for employees whose performance merited such an increase, retroactive to the beginning of the 2009 salary cycle.

Long-Term Incentive Program.   Long-term incentive compensation principally takes the form of incentive and non-qualified option grants pursuant to shareholder-approved equity-based compensation plans.  These grants are designed to promote the convergence of long-term interests between the Company’s key employees and its shareholders; specifically, the value of options granted will increase or decrease with the value of the Company’s Common Shares.  In this manner, key individuals are rewarded commensurately with increases in shareholder value.  These grants also typically include a 4-year vesting period to encourage continued employment.  The size of a particular option grant is determined based on the individual’s position and contribution to the Company.  For grants during 2009, the number of options granted were determined based on employee performance and perceived potential, the numbers of options granted to such individuals in the previous fiscal year, the aggregate number of options held by each such individual, the number of options granted to similarly situated individuals in the pharmaceutical and biotechnology industries, the price of the Company’s Common Shares relative to other companies in such industries and the resulting relative value of such options; although no specific measures of corporate performance were considered, the fact that no incentive compensation was awarded under the Company’s incentive compensation plans for 2008, notwithstanding that management had successfully achieved a percentage of the 2008 objectives under such plans in excess of the minimum required to make awards, was considered.  Historically, these grants have been made pursuant to the Company’s 1981 Share Option Plan (the “Option Plan”) and Restricted Share Plan (the “Restricted Plan”).

CICP.    In 2004, the Compensation Committee, the Board and the shareholders approved the CEO Incentive Compensation Plan (the “CICP”) in order to make the Chief Executive Officer’s (“CEO”) compensation more commensurate with that of industry peers and because the Compensation Committee believed that it was not appropriate to include the CEO in the Management Incentive Compensation Plan given the CEO’s active role in administering that plan.

Only our CEO is eligible to participate in the CICP and, depending on his or her performance and that of the Company, earn incentive compensation.  The determination of the incentive compensation awarded for each fiscal year is as follows:  The target award opportunity for the CEO is set at 50% of his or her base salary.  As soon as practicable after the end of each fiscal year (the “Plan Period”), the Compensation Committee recommends to the Board and the Board determines whether and to what extent certain Company objectives have been met.  For 2009, these objectives included the following: a year-end cash balance of a target amount; entering into new arrangements; advancing proprietary products; and maintaining effective financial and business controls (collectively, the “2009 Company Objectives”).  For each Plan Period, unless 70% of the objectives for that Plan Period have been met, no incentive compensation will be awarded.

The incentive compensation is weighted based 70% on meeting Company objectives and 30% based on discretionary objectives.  The award opportunity range for the CEO expressed as a percentage of his or her base salary is as follows:  minimum award opportunity—25%; target award opportunity—50%; and maximum award opportunity—75%.

The performance of the CEO is typically rated as soon as practicable following the conclusion of the Plan Period.  Distribution of incentive compensation is generally made in February or March of the succeeding year after the Plan Period.  The incentive awards granted under the CICP in 2008 and thereafter are payable entirely in cash.

In February of 2010, the Board determined that Mr. Engle had successfully achieved a percentage of the 2009 Company Objectives in excess of the 70% minimum required by the CICP in order to make an award thereunder.

MICP.   Certain employees are also compensated through the Management Incentive Compensation Plan (the “MICP”), in which officers (other than the CEO) and employees who have the title of Senior Director, Director or Manager, as well as certain additional discretionary participants chosen by the CEO, are eligible to participate.  Under the MICP, at the beginning of each fiscal year, the Board (with advice from the Compensation Committee) establishes a target incentive compensation pool, which is then adjusted at year-end to reflect the Company’s performance in achieving its corporate objectives.

After each fiscal year, the Board, based on the recommendation of the Compensation Committee, makes a determination as to the performance of the Company and MICP participants in meeting corporate objectives and individual objectives, which are determined from time to time by the Board in its sole discretion and which for 2009 included the 2009 Company Objectives.  Awards to MICP participants vary depending upon the level of achievement of corporate objectives, the size of the incentive compensation pool and the MICP participants’ base salaries and performance during the fiscal year as well as their expected ongoing contribution to the Company.  The Company must meet a minimum percentage of its corporate objectives (currently 70%) before any awards are made under the MICP.

Awards under the MICP granted in 2008 and thereafter are payable entirely in cash.

For 2009, 146 individuals were determined to be eligible to participate in the MICP, including all of the executive officers named in the “Summary Compensation Table” below other than Mr. Engle.  In February of 2010, the Board determined that management had successfully achieved a percentage of the 2009 Company Objectives in excess of the 70% minimum required by the MICP in order to make awards thereunder.

BCP.   Employees who are not eligible to participate in the CICP or the MICP are also compensated through the Bonus Compensation Plan (the “BCP”).  Under the BCP, at the beginning of each fiscal year, the Board (with advice from the Compensation Committee) establishes a target incentive compensation pool, which is then adjusted at year-end to reflect the Company’s performance in achieving its corporate objectives.

After each fiscal year, the Board, based on the recommendation of the Compensation Committee, makes a determination as to the performance of the Company and BCP participants in meeting corporate objectives, which are determined from time to time by the Board in its sole discretion and which for 2009 included the 2009 Company Objectives.  Awards to BCP participants vary depending upon the level of achievement of corporate objectives, the size of the incentive compensation pool and the BCP participants’ base salaries.  The Company must meet a minimum percentage of its corporate objectives (currently 70%) before any awards are made under the BCP.

Awards under the BCP granted in 2008 and thereafter are payable entirely in cash.

For 2009, 69 individuals were determined to be eligible to participate in the BCP.  In February of 2010, the Board determined that the Company had successfully achieved a percentage of the 2009 Company Objectives in excess of the 70% minimum required by the BCP in order to make an award thereunder.

Other Compensation.   The Company maintains broad-based benefits and perquisites that are provided to all employees, including health insurance, life and disability insurance, vision and dental insurance, a 401(k) plan and temporary housing and other living expenses for relocated employees.  The Company also maintains an Employee Share Purchase Plan, designed to give employees an opportunity to purchase Common shares through payroll deductions, thereby encouraging employees to share in the economic growth and success of the Company.

Tax Treatment.   Section 162(m) of the Code generally limits the deductible amount of annual compensation paid to certain individual executive officers (i.e., the chief executive officer and the four other most highly compensated executive officers of the Company) to no more than $1 million.  However, qualifying performance-based compensation will be excluded from the $1 million cap on deductibility, and the Compensation Committee believes, based on information currently available, that the Company’s options issued to its executive officers qualify for this exclusion.  Considering the current executive officer compensation and the availability of deferral opportunities, the Compensation Committee and the Company believe that the Company will not be denied any significant tax deduction for 2009.  The Company and the Compensation Committee will continue to review tax consequences as well as other relevant considerations in connection with compensation decisions.

Compensation Risk Assessment

We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our Company.  We believe that our approach to goal-setting, setting of targets with payouts at multiple levels of performance, and evaluation of performance results assist in mitigating excessive risk-taking that could harm our value.  We believe we have allocated our compensation among base salary and short- and long-term compensating target opportunities in such a way as not to encourage excessive risk-taking.

Summary Compensation Table

The following table sets forth certain summary information for the prior three years concerning the compensation earned by the Company’s Chief Executive Officer, Chief Financial Officer, our three other most highly compensated officers who were named executive officers of the Company as of December 31, 2009 and our former Vice President, Business Development.  Information for 2008 and 2007 concerning Mr. Wells and Ms. Anderson has been omitted in accordance with SEC rules because they were not "named executive officers" during those years.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Com- pensation ($) (4)(5)	Change in Pension Value and Nonqualified De- ferred Compensation Earnings ($)	All Other Compensation ($) (6)	Total ($)
Steven B. Engle	2009	$540,750	$0	$0	$212,280	$262,267	N/A	$38,725	$1,054,022
(Chairman of the Board, Chief	2008	$515,000	$0	$0	$243,787	$0	N/A	$390,489	$1,149,276
Executive Officer and President)	2007	$202,760	$50,000	$0	$4,572,830	$112,472	N/A	$36,980	$4,975,042

Patrick J. Scannon, M.D., Ph.D.	2009	$389,340	$0	$0	$70,760	$123,811	N/A	$13,136	$597,047
(Executive Vice President and Chief	2008	$370,800	$0	$0	$86,680	$0	N/A	$17,045	$474,525
Medical Officer)	2007	$360,000	$0	$0	$461,248	$115,631	N/A	$17,269	$954,148

Fred Kurland	2009	$310,000	$0	$0	$70,760	$108,655	N/A	$12,785	$502,200
(Vice President, Finance and Chief	2008	$3,577	N/A	N/A	$305,680	$0	N/A	$0	$309,257
Financial Officer)	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Christopher J. Margolin	2009	$338,520	$0	$0	$70,760	$114,810	N/A	$28,356	$552,446
(Vice President, General Counsel	2008	$322,400	$0	$0	$86,680	$0	N/A	$29,944	$439,024
and Secretary)	2007	$310,000	$0	$0	$367,646	$110,033	N/A	$29,890	$817,569

Charles C. Wells	2009	$304,500	$0	$0	$70,760	$95,918	N/A	$11,568	$482,746
(Vice President, Human Resources
and Information Technology)

Mary Anderson*	2009	$113,474	$0	$0	$70,760	$0	N/A	$214,689	$398,923
(former Vice President, Business
Development)

__________________________
*	Ms. Anderson’s employment with the Company was terminated effective June 3, 2009.

(1)
Mr.  Kurland was appointed to the position of Vice President, Finance and Chief Financial Officer effective December 28, 2008.  The amount in this column representing his 2008 salary was earned in 2008 but paid in 2009.

(2)
The amount in this column paid to Mr. Engle in 2007 represents a sign-on bonus.  The bonus amounts paid to Mr. Engle under the Company’s CICP and the amounts paid to Dr. Scannon and Messrs. Kurland, Margolin and Wells under the Company’s MICP are represented in the amounts under Non-Equity Incentive Plan Compensation.  CICP and MICP awards are reported on an earned basis.

(3)
The option amounts represent the aggregate grant date fair value for option awards calculated in accordance with FASB ASC Topic 718.  Amounts for 2007 and 2008 have been recomputed under the same methodology in accordance with SEC rules.  See Notes 2 and 9 of the consolidated financial statements in the Original Form 10-K regarding assumptions underlying valuation of equity awards.  The amount in this column for Ms. Anderson represents the grant date fair value of the total number of options granted; the grant date fair value of the options not forfeited as a result of Ms. Anderson's termination was $4,422.

(4)
The amounts in this column for 2009 for Dr. Scannon and Messrs. Kurland, Margolin and Wells represent awards under the Company’s MICP paid in 2010 relating to performance in 2009.   There were no payouts under the MICP plan in 2009 for performance in 2008.  The amounts in this column for 2007 for Dr. Scannon and Messrs. Margolin and Wells represent awards under the Company’s MICP paid in 2008 relating to performance in 2007.

(5)
The amount in this column for 2009 for Mr. Engle represents an award under the Company’s CICP paid in 2010 relating to performance in 2009.  There were no payouts under the CICP plan in 2009 for performance in 2008.  The amount in this column for 2007 for Mr. Engle represents an award under the Company’s CICP paid in 2008 relating to performance in 2007.

(6)	Amounts in this column for 2009, 2008 and 2007 include:

Mr. Engle—(a) cash payments in lieu of earned vacation and/or personal holidays in the amount of $24,758 and $1,903 in 2009 and 2008, respectively; (b) relocation in the amounts of $241,954 and $20,080, in 2008 and 2007, respectively; (c) taxes paid by the Company on Mr. Engle’s behalf in the amounts of $135,002 and $11,173, in 2008 and 2007, respectively; (d) Company Common Shares contributed to an account under the Company’s Deferred Savings Plan in the amounts of 16,124, 15,203 and 1,377 Common Shares, respectively; (e) group term life insurance premiums in the amount of $2,966, $1,380 and $531, respectively; and (f) miscellaneous gifts in the amount of $509 in 2007.

Dr. Scannon—(a) cash payments in lieu of earned vacation and/or personal holidays in the amounts of $2,769 and $2,769, in 2008 and 2007, respectively; (b) Company Common Shares contributed to an account under the Company’s Deferred Savings Plan in the amounts of 16,124, 15,203 and 3,011 Common Shares, respectively; (c) group term life insurance premiums in the amount of $2,136, $4,026 and $3,267, respectively; and (d) miscellaneous gifts in the amount of $983 in 2007.

Mr. Kurland—(a) Company Common Shares contributed to an account under the Company’s Deferred Savings Plan in the amounts of 16,124 Common Shares in 2009; and (b) group term life insurance premiums in the amounts of $1,785 in 2009.

Mr. Margolin—(a) cash payments in lieu of earned vacation and/or personal holidays in the amounts of $15,499, $14,784 and $14,230, respectively; (b) Company Common Shares contributed to an account under the Company’s Deferred Savings Plan in the amounts of 16,124, 15,203 and 3,011 Common Shares, respectively; (c) group term life insurance premiums in the amounts of $1,857, $4,910 and $3,386, respectively; and (d) miscellaneous gifts in the amount of $2,023 in 2007.

Amounts in this column for 2009 include:

Mr. Wells—(a) cash payments in lieu of earned vacation and/or personal holidays in the amount of $2,230; (b) Company Common Shares contributed to an account under the

Company’s Deferred Savings Plan in the amount of 11,240; and (c) group term life insurance premiums in the amount of $1,670.

Ms. Anderson—(a) seven months of continued salary and bonus pursuant to Ms. Anderson’s employment agreement with the Company in the amount of $192,124 following the termination of her employment in 2009; and (b) group term life insurance premiums in the amount of $763.

Company Common Shares contributed under the Company’s Deferred Savings Plan were valued in 2009, 2008 and 2007 at fiscal year-end formula prices of $0.6822. $0.6742 and $3.404, respectively, per share.

Grants of Plan-Based Awards

The following table contains information concerning the grant of awards to our named executive officers under any plan during 2009.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (1)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Steven B. Engle	02-26-2009	-	-	-	-	-	-	-	600,000	$0.56	$212,280

Patrick J. Scannon, M.D., Ph.D.	02-26-2009	-	-	-	-	-	-	-	200,000	$0.56	$70,760

Fred Kurland	02-26-2009	-	-	-	-	-	-	-	200,000	$0.56	$70,760

Christopher J. Margolin	02-26-2009	-	-	-	-	-	-	-	200,000	$0.56	$70,760

Charles C. Wells	02-26-2009	-	-	-	-	-	-	-	200,000	$0.56	$70,760

Mary Anderson*	02-26-2009	-	-	-	-	-	-	-	200,000	$0.56	$70,760

___________________________
*	Ms. Anderson’s employment with the Company was terminated effective June 3, 2009.

(1)
The grant date fair values were calculated in accordance with FASB ASC 718. See Notes 2 and 9 of the consolidated financial statements in the Original Form 10-K regarding assumptions underlying valuation of equity awards.

Outstanding Equity Awards as of December 31, 2009

The following table provides information as of December 31, 2009 regarding unexercised options and restricted common share awards held by each of our named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steven B. Engle	500,000 1,225,001 812,500 103,125 125,000	0 874,999 687,500 121,875 475,000	0	$5.0000 $2.1700 $3.6700 $2.7100 $0.5600	08-03-2017 08-03-2017 10-31-2017 02-21-2018 02-26-2019	0	0	0	0

Patrick J. Scannon, M.D., Ph.D.	25,000 25,000 25,000 30,000 30,000 30,000 28,750 28,333 216,667 36,667 41,667	0 0 0 0 0 0 1,250 11,667 183,333 43,333 158,333	0	$9.7500 $8.6250 $10.1600 $3.3300 $5.7700 $1.4000 $1.6800 $3.3900 $3.6700 $2.7100 $0.5600	02-23-2010 02-21-2011 02-20-2012 02-26-2013 02-25-2014 02-23-2015 02-28-2016 02-21-2017 10-31-2017 02-21-2018 02-26-2019	0	0	0	0

Fred Kurland	200,000 41,667	600,000 158,333	0	$0.6200 $0.5600	12-29-2018 02-26-2019	0	0	0	0

Christopher J. Margolin	25,000 25,000 25,000 25,000 40,000 10,000 30,000 30,000 25,000 28,750 28,333 15,000 143,542 36,667 41,667	0 0 0 0 0 0 0 0 0 1,250 11,667 0 121,458 43,333 158,333		$5.3125 $9.7500 $8.6250 $10.1600 $3.3300 $3.9200 $5.7700 $1.4000 $1.7800 $1.6800 $3.3900 $3.6700 $3.6700 $2.7100 $0.5600	01-21-2010 02-23-2010 02-21-2011 02-20-2012 02-26-2013 04-10-2013 02-25-2014 02-23-2015 10-25-2015 02-28-2016 02-21-2017 10-31-2017 10-31-2017 02-21-2018 02-26-2019

Charles C. Wells	50,000 25,000 30,000 30,000 30,000 28,750 28,333 162,500 36,667 41,667	0 0 0 0 0 1,250 11,667 137,500 43,333 158,333	0	$10.4500 $10.1600 $3.3300 $5.7700 $1.4000 $1.6800 $3.3900 $3.6700 $2.7100 $0.5600	05-07-2011 02-20-2012 02-26-2013 02-25-2014 02-23-2015 02-28-2016 02-21-2017 10-31-2017 02-21-2018 02-26-2019	0	0	0	0

Mary Anderson*	0 0	0 0	0	$2.7100 $0.5600	02-21-2018 02-26-2019	0	0	0	0

_________________________
*	Ms. Anderson’s employment with the Company was terminated effective June 3, 2009.

Option Exercises and Shares Vested

The following table sets forth the number of common shares acquired upon exercise of options by each named executive officer during 2009 and the number of share awards held by each named executive officer that vested during 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired On Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired On Vesting (#)	Value Realized on Vesting ($)
Steven B. Engle	0	$0	0	$0
Patrick J. Scannon M.D., Ph.D.	0	$0	0	$0
Fred Kurland	0	$0	0	$0
Christopher J. Margolin	0	$0	0	$0
Charles C. Wells	0	$0	0	$0
Mary Anderson*	12,500	$3,637.50	0	$0
__________________________
*	Ms. Anderson’s employment with the Company was terminated effective June 3, 2009.

Pensions Benefits

None of our named executive officers are covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in connection with retirement.

Non-Qualified Deferred Compensation

None of our named executive officers are covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Employment Contracts and Termination of Employment and Change of Control Arrangements

The Company has entered into an employment agreement with Mr. Engle, dated as of December 30, 2008, that provides for Mr. Engle’s employment as CEO and President at a salary of not less than $515,000 per year.  Under the employment agreement, Mr. Engle is entitled to participate in any benefit plan for which key executives of the Company are eligible, including the CICP.  Upon termination of his employment for any reason other than cause or upon his resignation for good reason, Mr. Engle will be entitled to one and one-half times his then current base salary and pro-rated target bonus for the then current fiscal year and benefits for eighteen (18) months, as well as outplacement services for twelve (12) months not to exceed $15,000 in value.  The employment agreement will continue for one year and will be automatically extended (without further action by the parties) for one year thereafter and again on each subsequent anniversary thereof, unless notice of non-extension of the term is given by either party.

The Company has entered into an employment agreement with Dr. Scannon, dated as of December 30, 2008, that provides for his employment as Executive Vice President and Chief Medical Officer at a salary of not less than $360,000 per year.  Under the agreement, Dr. Scannon is entitled to participate in any benefit plan for which key executives of the Company are eligible, including the MICP.  Upon termination of his employment by the Company for any reason other than cause or upon his resignation from the Company for good reason, Dr. Scannon will be entitled to his then current base salary, pro-rated target bonus and benefits for nine (9) months, as well as outplacement services for six (6) months not to exceed $8,000 in value.  The agreement will continue for one year and will be automatically extended (without further action by the parties) for one year thereafter and again on each subsequent anniversary thereof, unless terminated by mutual written consent of the parties.

The Company has entered into an employment agreement with Mr. Kurland, dated as of December 28, 2008, that provides for his employment as Vice President, Finance and Chief Financial Officer at a salary of not less than $310,000 per year.  Under the agreement, Mr. Kurland will be entitled to participate in any benefit plan for which key executives of the Company are eligible, including the MICP.  Upon termination of his employment by the Company for any reason other than cause or upon his resignation from the Company for good reason, Mr. Kurland will be entitled to his then current base salary, pro-rated target bonus and benefits for nine (9) months, as well as outplacement services for six (6) months not to exceed $8,000 in value.  The agreement will continue for one year and will be automatically extended (without further action by the parties) for one year thereafter and again on each subsequent anniversary thereof, unless terminated by mutual written consent of the parties.

The Company has entered into an employment agreement with Mr. Margolin, dated as of December 30, 2008, that provides for his employment as Vice President, General Counsel and Secretary at a salary of not less than $310,000 per year.  Under the agreement, Mr. Margolin will be entitled to participate in any benefit plan for which key executives of the Company are eligible, including the MICP.  Upon termination of his employment by the Company for any reason other than cause or upon his resignation from the Company for good reason, Mr. Margolin will be entitled to his then current base salary, pro-rated target bonus and benefits for nine (9) months, as well as outplacement services for six (6) months not to exceed $8,000 in value.  The agreement will continue for one year and will be automatically extended (without further action by the parties) for one year thereafter and again on each subsequent anniversary thereof, unless terminated by mutual written consent of the parties.

The Company has entered into an employment agreement with Mr. Wells, effective as of December 30, 2008, that provides for his employment as Vice President, Human Resources and Information Technology at a salary of not less than $280,000 per year.  Under the agreement, Mr. Wells is entitled to participate in any benefit plan for which key executives of the Company are eligible, including the MICP.  Upon termination of his employment by the Company for any reason other than cause or upon his resignation from the Company for good reason, Mr. Wells will be entitled to his then current base salary, pro-rated target bonus and benefits for nine (9) months, as well as outplacement services for six (6) months not to exceed $8,000 in value.  The agreement will continue for one year and will be automatically extended (without further action by the parties) for one year thereafter and again on each subsequent anniversary thereof, unless terminated by mutual written consent of the parties.

The Company was party to an employment agreement with Ms. Anderson on substantially similar terms as those described above with Dr. Scannon and Messrs. Kurland, Margolin and Wells.  Ms. Anderson’s employment with the Company was terminated effective June 3, 2009.  She received seven (7) months of continued salary and bonus pursuant to her employment agreement in the amount of $192,124 following the termination of her employment.

Certain Other Payments Upon a Change of Control

Named Executive Officers.   Each of our named executive officers has entered into change of control severance agreements (the “Change of Control Agreements”) that may require us to make certain payments and/or provide certain benefits to certain executive officers in the event of a termination of employment or a change of control.

Change of Control.   A “change of control” is defined in the Change of Control Agreements as the occurrence of any of the following events:  (i) a merger, amalgamation or acquisition in which the Company is not the surviving or continuing entity, except for a transaction the principal purpose of which is to change the jurisdiction of the Company’s organization; (ii) the sale, transfer or other disposition of all or substantially all of the assets of the Company; (iii) any other reorganization or business combination in which fifty percent (50%) or more of the Company’s outstanding voting securities are transferred to different holders in a single transaction or series of related transactions; (iv) any approval by the shareholders of the Company of a plan of complete liquidation of the Company; (v) any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) becoming the “beneficial owner” (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing more than fifty percent (50%) of the total voting power represented by the Company’s then outstanding voting securities; or (vi) a change in the composition of the Board, as a result of which fewer than a majority of the directors are incumbent directors.

Vesting of Options.   If a named executive officer’s employment is involuntarily terminated within eighteen (18) months of a change of control, the exercisability of all options granted to such named executive officer by the Company shall automatically be accelerated so that all the options may be exercised immediately upon such involuntary termination for any or all of the shares subject thereto and the post-termination exercise period shall be extended to sixty (60) months or the remainder of the maximum term of the options (or such shorter period of time to avoid the application of Section 409A of the Code).  The options shall continue to be subject to all other terms and conditions of the Company’s share option plans and the applicable option agreements between the employee and the Company.

Outplacement Program.   If a named executive officer’s employment is involuntarily terminated within eighteen (18) months of a change of control, the named executive officer will immediately become entitled to participate in a twelve (12) month executive outplacement program provided by an executive outplacement service, at the Company’s expense not to exceed fifteen thousand dollars ($15,000).

Cash Severance.   If a named executive officer’s employment is involuntarily terminated within eighteen (18) months of a change of control, then the named executive officer shall be entitled to receive a severance payment equal to the sum of (A) an amount equal to 1.5 times (or, in the case of Mr. Engle, 2.0 times) the named executive officer’s annual base salary as in effect immediately prior to the involuntary termination, plus (B) an amount equal to 1.5 times (or, in the case of Mr. Engle, 2.0 times) the named executive officer’s target bonus as in effect for the fiscal year in which the involuntary termination occurs.

Health and Other Benefits.   If a named executive officer’s employment is involuntarily terminated within eighteen (18) months of a change of control, then for a period of eighteen (18) months (or, in the case of Mr. Engle, twenty-four (24) months) following such termination, (A) the Company shall make available and pay for the full cost of the coverage (plus an additional amount to pay for the taxes on such payments, if any, plus any taxes on such additional amount) of the named executive officer and his or her spouse and eligible dependents under any group health plans of the Company on the date of such termination of employment at the same level of health (i.e., medical, vision and dental) coverage and benefits as in effect for the named executive officer or such covered dependents on the date immediately preceding the date of his or her termination and (B) if the named executive officer is, at the time of such termination, an eligible participant in the Company’s mortgage differential program, the Company shall continue to make mortgage assistance payments to such named executive officer pursuant to such program as in effect at the time of such termination.

Compensation Committee Report on Executive Compensation

The Company’s compensation program for officers (including the named executive officers) is administered by the Compensation Committee, which is composed of three independent directors.  Following review and approval by the Compensation Committee, all issues pertaining to officer compensation are submitted to the full Board for approval.

Based on the review and discussions referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

W. Denman Van Ness, Chairman
William K. Bowes, Jr.
Charles J. Fisher, Jr., M.D.

Compensation of Directors

The primary objectives of the Company’s director compensation program are to enable the Company to attract, motivate and retain outstanding individuals and align their success with that of the Company’s shareholders through the creation of shareholder value.  We attract and retain directors by benchmarking against companies in our industry of similar size to ensure that our director compensation packages remain competitive.  The different elements of director compensation are considered in light of the compensation packages provided to similarly situated directors at peer companies.

The Compensation Committee has retained the services of the Consultant to assist in evaluating the Company’s director compensation program against the relevant market.  The Consultant created a survey (the “Director Compensation Survey”) which compared the Company’s director pay levels to those of the same peer group of companies used in the Executive Compensation Survey.  In preparing the Director Compensation Survey, the Compensation Committee has relied on the Consultant to conduct its own research, compile its own survey data and provide a summary of such data relevant to the Compensation Committee’s decisions with respect to setting director compensation levels.  The benchmarking process for director compensation used by the Compensation Committee based on the Director Compensation Survey is substantially similar to the process for evaluating executive compensation described above under “Compensation Discussion and Analysis.”

The table below sets forth the non-employee director compensation for 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen- sation ($)	Total
William K. Bowes, Jr.	$54,250	$0	$17,881	$0	$0	$0	$72,131
Charles J. Fisher, Jr., M.D.	$41,000	$0	$17,881	$0	$0	$0	$58,881
Peter Barton Hutt	$41,000	$0	$17,881	$0	$0	$0	$58,881
W. Denman Van Ness	$70,500	$0	$22,990	$0	$0	$0	$93,490
John Varian	$46,042	$0	$17,881	$0	$0	$0	$63,923
Patrick J. Zenner	$50,000	$0	$17,881	$0	$0	$0	$67,881
TOTAL	$302,792	$0	$112,395	$0	$0	$0	$415,187
__________________________
(1)
The option amounts represent the aggregate grant date for fair value for option awards computed in accordance with FASB ASC Topic 718.  See Notes 2 and 9 of the consolidated financial statements in the Original Form 10-K regarding assumptions underlying valuation of equity awards.  As of December 31, 2009, the aggregate option amounts outstanding for each non-employee director were as follows:  Mr. Bowes—177,000; Dr. Fisher—198,600; Mr. Hutt—200,600; Mr. Van Ness—269,500 (224,500 of which are held by The Van Ness 1983 Revocable Trust); Mr. Varian—105,000 and Mr. Zenner—196,800.

Director Compensation Policy

Each non-employee director receives an annual retainer of $35,000, plus an additional (1) $15,000, in the case of the chairman of the Audit Committee, (2) $7,500, in the case of any other member of the Audit Committee, (3) $12,000, in the case of the chairman of the Compensation Committee or Nominating & Governance Committee, (4) $6,000, in the case of any other member of the Compensation Committee or Nominating & Governance Committee, and (5) $10,000, in the case of the Lead Independent Director.  All meeting fees have been eliminated.

Additionally, each non-employee director is granted options to purchase 70,000 Common Shares pursuant to the 1992 Directors Share Option Plan (the “Directors Plan”) upon initial election to the Board and is annually granted an option to purchase 35,000 Common Shares (other than the Lead Independent Director, who is annually granted an option to purchase 45,000 Common Shares) pursuant to the Directors Plan upon reelection to the Board, each at an exercise price per share equal to the closing market price of the Common Shares on the date of grant.  In 2009, all non-employee directors other than Mr. Van Ness, the Lead Independent Director, were granted an option to purchase 35,000 Common Shares and Mr. Van Ness was granted an option to purchase 45,000 Common Shares, all at an exercise price of $0.76 per share.

Directors who are employees of the Company are neither paid any fees or other remuneration nor awarded options or Common Shares of the Company for services as members of the Board or its committees.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee who served on the Compensation Committee in 2009 or who presently serve on the Compensation Committee has interlocking relationships as defined by the SEC or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related party transactions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Share Ownership

The following table sets forth certain information regarding all shareholders known by the Company to be the beneficial owners of more than 5% of the Company’s outstanding Common Shares and regarding each director, each named executive officer and all directors and the named executive officers as a group, together with the approximate percentages of outstanding Common Shares owned by each of them.  Percentages are calculated based upon shares outstanding plus shares which the holder has the right to acquire under stock options exercisable within 60 days.  Unless otherwise indicated, amounts are as of April 26, 2010 and each of the shareholders has sole voting and investment power with respect to the Common Shares beneficially owned, subject to community property laws where applicable.  An individual’s presence on this or any other table presented herein is not intended to be reflective of such person’s status as a “reporting person” under Section 16(a) of the Securities Exchange Act of 1934, as amended.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned
William K. Bowes, Jr.(1)	200,569	*
Steven B. Engle(2)	3,275,001	1.24%
Charles J. Fisher, Jr., M.D.(3)	198,600	*
Peter Barton Hutt(4)	200,600	*
Fred Kurland(5)	345,833	*
Christopher J. Margolin(6)	619,375	*
Patrick J. Scannon, M.D., Ph.D.(7)	696,417	*
Charles C. Wells(8)	571,935	*
W. Denman Van Ness(9)	319,431	*
John Varian(10)	70,000	*
Patrick J. Zenner(11)	196,800	*
All named executive officers and directors as a group as of the record date (11 persons)(12)	6,694,561	2.49%
________________________
*	Indicates less than 1%.

(1)	Includes 169,500 Common Shares issuable upon the exercise of options exercisable as of 60 days after the record date.

(2)
Represents 3,275,001 Common Shares issuable upon the exercise of options exercisable as of 60 days after the record date.  Does not include 32,704 Common Shares that have vested pursuant to the Company’s Deferred Savings Plan.

(3)	Represents 198,600 Common Shares issuable upon the exercise of options exercisable as of 60 days after the record date.

(4)	Represents 200,600 Common Shares issuable upon the exercise of options exercisable as of 60 days after the record date.

(5)
Represents 345,833 Common Shares issuable upon the exercise of options exercisable as of 60 days after the record date.  Does not include 16,124 Common Shares that have vested pursuant to the Company’s Deferred Savings Plan.

(6)
Includes 543,646 Common Shares issuable upon the exercise of options exercisable as of 60 days after the record date.  Does not include 59,792 Common Shares that have vested pursuant to the Company’s Deferred Savings Plan.

(7)
Includes 60,805 Common Shares held by The Patrick J. Scannon Separate Property Trust.  Includes 570,834 Common Shares issuable upon the exercise of options exercisable as of 60 days after the record date.  Does not include 60,255 Common Shares that have vested pursuant to the Company’s Deferred Savings Plan.

(8)
Includes 531,250 Common Shares issuable upon the exercise of options exercisable as of 60 days after the record date.  Does not include 37,465 Common Shares that have vested pursuant to the Company’s Deferred Savings Plan.

(9)
Includes 49,481 Common Shares held by The Van Ness 1983 Revocable Trust, of which Mr. Van Ness is a trustee.  Includes 269,500 Common Shares issuable upon the exercise of options exercisable as of 60 days after the record date.

(10)	Represents 70,000 Common Shares issuable upon the exercise of options exercisable as of 60 days after the record date.

(11)	Represents 196,800 Common Shares issuable upon the exercise of options exercisable as of 60 days after the record date.

(12)
Includes 6,371,564 Common Shares issuable upon exercise of options exercisable as of 60 days after the record date.  Does not include 209,213 Common Shares that have vested pursuant to the Company’s Deferred Savings Plan.

Equity Compensation Plan Information

We show below information as of December 31, 2009 on equity compensation plans under which our common shares are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securi- ties remaining avail- able for future issu- ance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	21,686,533	$2.58	8,195,750
Equity compensation plans not approved by security holders	1,115,000	$2.20	0
Total	22,801,533	$2.56	8,195,750

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

There were no reportable transactions with related persons during 2009. The Company or a subsidiary of the Company may occasionally enter into transactions with certain related persons, such as executive officers, direc-

tors or nominees for directors of the Company, their immediate family members or beneficial owners of more than 5% of the Company’s outstanding Common Shares, in which the related party has a direct or indirect material interest. Each such transaction is subject to review and pre-approval by the Audit Committee.

Director Independence

Each of Dr. Fisher and Messrs. Bowes, Hutt, Van Ness, Varian and Zenner is “independent” as defined in the listing standards of The NASDAQ Stock Market.

Item 14. Principal Accountant Fees and Services

Ernst & Young LLP acted as the Company’s independent registered public accounting firm for 2009.

Audit Fees.   The aggregate fees billed for each of the 2008 and 2009 fiscal years for professional services rendered by Ernst & Young for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q, services that are normally provided by Ernst & Young in connection with statutory and regulatory filings or engagements and for attestation services related to Sarbanes-Oxley compliance for those fiscal years were $894,231 and $579,406, respectively.

Audit-Related Fees.   The aggregate fees billed for each of the 2008 and 2009 fiscal years for audit-related services rendered by Ernst & Young for audit-related were $0 and $118,500, respectively, excluding the services described in the preceding paragraph.

Tax Fees.   The aggregate fees billed for each of the 2008 and 2009 fiscal years for products and services provided by Ernst & Young for tax compliance, tax advice and tax planning were $0 and $67,500, respectively.

All Other Fees.   The aggregate fees billed for each of the 2008 and 2009 fiscal years for products and services provided by Ernst & Young other than the services reported in the three immediately preceding paragraphs were $115,072 and $0, respectively.

The Audit Committee considered whether the provision of the services covered in the four immediately preceding paragraphs of this section is compatible with maintaining Ernst & Young’s independence.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Company’s independent accountants.  Pre-approval is generally provided for up to one year, is detailed as to the particular service or category of services and is generally subject to a specific budget.  The committee may also pre-approve particular services on a case-by-case basis.  In assessing requests for services by the independent accountants, the committee considers whether such services are consistent with the auditor’s independence, whether the independent accountants are likely to provide the most effective and efficient service based on their familiarity with the Company, and whether the service could enhance the Company’s ability to manage or control risk or improve audit quality.  The committee has delegated pre-approval authority to its chairman, who must report any decisions to the committee at its next scheduled meeting.

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

(3)           Exhibits:

See “Index to Exhibits” on page 25 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April 2010.

XOMA LTD.

By:	/s/ STEVEN B. ENGLE
Steven B. Engle Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN B. ENGLE (Steven B. Engle)	Chairman, Chief Executive Officer and President	April 30, 2010

/s/ FRED KURLAND (Fred Kurland)	Vice President, Finance and Chief Financial Officer	April 30, 2010

/s/ PATRICK J. SCANNON (Patrick J. Scannon, M.D., Ph.D.)	Executive Vice President, Chief Medical Officer	April 30, 2010

/s/ W. DENMAN VAN NESS (W. Denman Van Ness)	Lead Director	April 30, 2010

/s/ WILLIAM K. BOWES , JR . (William K. Bowes, Jr.)	Director	April 30, 2010

/s/ CHARLES J. FISHER (Charles J. Fisher, M.D.)	Director	April 30, 2010

/s/ PETER BARTON HUTT (Peter Barton Hutt)	Director	April 30, 2010

/s/ JOHN VARIAN (John Varian)	Director	April 30, 2010

/s/ PATRICK J. ZENNER (Patrick J. Zenner)	Director	April 30, 2010

Index to Exhibits

Exhibit Number
1.1	Underwriting Agreement dated February 2, 2010 (Exhibit 10.1) 1

3.1	Memorandum of Continuance of XOMA Ltd. (Exhibit 3.4) 2

3.2	Bye-Laws of XOMA Ltd. (as amended) (Exhibit 3.2) 3

4.1	Shareholder Rights Agreement dated as of February 26, 2003, by and between XOMA Ltd. and Mellon Investor Services LLC as Rights Agent (Exhibit 4.1) 3

4.2	Resolution Regarding Preferences and Rights of Series A Preference Shares (Exhibit A to Exhibit 4.1) 3

4.3	Resolution Regarding Preferences and Rights of Series B Preference Shares (Exhibit B to Exhibit 3) 4

4.4	Form of Common Stock Purchase Warrant (Incyte Warrants) (Exhibit 2) 35

4.5	Indenture between XOMA Ltd. and Wells Fargo Bank, National Association, as trustee, relating to the Company’s 6.50% Convertible SNAPs SM due February 1, 2012 (Exhibit 2) 5

4.6	Form of Warrant (May 2009 Warrants) (Exhibit 10.2) 6

4.7	Form of Warrant (June 2009 Warrants) (Exhibit 10.2) 7

4.8	Form of Warrant (February 2010 Warrants) (Exhibit 10.2) 1

4.9	Form of Amended and Restated Warrant (May 2009 Warrants) (Exhibit 10.5) 1

4.10	Form of Amended and Restated Warrant (June 2009 Warrants) (Exhibit 10.6) 1

5.1	Legal Opinion of Conyers Dill & Pearman Regarding Shares Issued Pursuant to At Market Issuance Sales Agreement**

10.1	1981 Share Option Plan as amended and restated (Exhibit 10.1) 8

10.1A	Form of Share Option Agreement for 1981 Share Option Plan (Exhibit 10.1A) 9

10.1B	Amendment to 1981 Share Option Plan (Exhibit 10.1B) 10

10.1C	Amendment No. 2 to 1981 Share Option Plan (Exhibit 10.1C) 10

10.1D	Amendment No. 3 to 1981 Share Option Plan (Exhibit 10.1) 11

10.2	Restricted Share Plan as amended and restated (Exhibit 10.3) 8

10.2A	Form of Share Option Agreement for Restricted Share Plan (Exhibit 10.2A) 9

10.2B	Amendment to Restricted Share Plan (Exhibit 10.2C) 10

10.2C	Amendment No. 2 to Restricted Share Plan (Exhibit 10.2D) 10

10.2D	Amendment No. 3 to Restricted Share Plan (Exhibit 10.2D) 9

10.2E	Amendment No. 4 to Restricted Share Plan (Exhibit 10.2) 11

10.2F	2007 CEO Share Option Plan (Exhibit 10.7) 12

10.3	1992 Directors Share Option Plan as amended and restated (Exhibit 10.3) 9

10.3A	Amendment No. 1 to 1992 Directors Share Option Plan 13

10.3B	Form of Share Option Agreement for 1992 Directors Share Option Plan (initial grants) (Exhibit 10.3A) 9

Exhibit Number
10.3C	Form of Share Option Agreement for 1992 Directors Share Option Plan (subsequent grants) (Exhibit 10.3B) 9

10.3D	2002 Director Share Option Plan (Exhibit 10.10) 8

10.4	Management Incentive Compensation Plan as amended and restated (Exhibit 10.3) 11

10.4A	CEO Incentive Compensation Plan (Exhibit 10.4A) 9

10.4B	Bonus Compensation Plan (Exhibit 10.4B) 9

10.5	1998 Employee Share Purchase Plan as amended and restated (Exhibit 10.11) 8

10.5A	Amendment to 1998 Employee Share Purchase Plan (Exhibit 10.5A) 10

10.5B	Amendment No. 2 to 1998 Employee Share Purchase Plan (Exhibit 10.5B) 10

10.6	Form of Amended and Restated Indemnification Agreement for Officers (Exhibit 10.6) 14

10.6A	Form of Amended and Restated Indemnification Agreement for Employee Directors (Exhibit 10.7) 14

10.6B	Form of Amended and Restated Indemnification Agreement for Non-employee Directors (Exhibit 10.8) 14

10.7	Form of Employment Agreement entered into between XOMA (US) LLC and certain of its executives, with reference schedule**

10.7A	Consulting Agreement effective as of August 3, 2007 between XOMA (US) LLC and John L. Castello (Exhibit 10.8) 12

10.8	Form of Change of Control Severance Agreement entered into between XOMA Ltd. and certain of its executives, with reference schedule**

10.9	Lease of premises at 890 Heinz Street, Berkeley, California dated as of July 22, 1987 (Exhibit 10.12) 15

10.10	Lease of premises at Building E at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of April 21, 1988 (Exhibit 10.13) 15

10.11	Lease of premises at Building C at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of August 26, 1987 (Exhibit 10.14) 15

10.12	Letter of Agreement regarding CPI adjustment dates for leases of premises at Buildings C, E and F at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 (Exhibit 10.15) 15

10.13	Lease of premises at 2910 Seventh Street, Berkeley, California dated March 25, 1992 (Exhibit 10.16) 15

10.13A	Fifth amendment to lease of premises at 2910 Seventh Street, Berkeley, California dated June 1, 2006 (Exhibit 10.58) 16

10.14	Lease of premises at 5860 and 5864 Hollis Street, Emeryville, California dated as of November 2, 2001 (with addendum) (Exhibit 10.19) 17

10.15	Lease of premises at 2850 Seventh Street, Second Floor, Berkeley, California dated as of December 28, 2001 (with addendum and guaranty) (Exhibit 10.20) 17

10.16
Amended and Restated Research and License Agreement dated September 1, 1993, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28) 15

Exhibit Number
10.16A
Third Amendment to License Agreement dated June 12, 1997, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28A) 15

10.16B	Fourth Amendment to License Agreement dated December 23, 1998, between the Company and New York University (Exhibit 10.22B) 18

10.16C
Fifth Amendment to License Agreement dated June 25, 1999, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.21C) 19

10.16D
Sixth Amendment to License Agreement dated January 25, 2000, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.1) 20

10.16E
Seventh Amendment to License Agreement by and among New York University, XOMA Technology Limited and XOMA Ireland Limited effective as of November 10, 2004 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3) 21

10.17
Second Amended and Restated Collaboration Agreement dated January 12, 2005, by and between XOMA (US) LLC and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) 10

10.17A
Agreement related to LUCENTIS ® License Agreement and RAPTIVA ® Collaboration Agreement dated September 9, 2009, by and between XOMA (Bermuda) Ltd., XOMA (US) LLC and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.18A) 22

10.18
License Agreement by and between XOMA Ireland Limited and MorphoSys AG, dated as of February 1, 2002 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.43) 23

10.19
Amended and Restated License Agreement by and between XOMA Ireland Limited and DYAX Corp., dated as of October 27, 2006 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.32) 14

10.20
License Agreement by and between XOMA Ireland Limited and Cambridge Antibody Technology Limited, dated as of December 22, 2002 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.46) 3

10.21
License Agreement, dated as of December 29, 2003, by and between Diversa Corporation and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2) 24

10.22
Agreement, dated February 27, 2004, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.50) 25

Exhibit Number
10.22A
Research, Development and Commercialization Agreement, dated as of May 26, 2005, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.2) 26

10.22B
Secured Note Agreement, dated as of May 26, 2005, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.3) 26

10.22C
Amended and Restated Agreement Research, Development and Commercialization Agreement, executed November 7, 2008, by and between Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation) and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) 13

10.22D
Manufacturing and Technology Transfer Agreement, executed December 16, 2008, by and between Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation) and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) 13

10.23
Collaboration Agreement, dated as of September 23, 2004, by and between Aphton Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2) 27

10.24
Agreement dated March 8, 2005, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.53) 10

10.24A	Agreement dated July 28, 2006, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases (Exhibit 10.60) 16

10.24B
Agreement dated September 15, 2008, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.39) 28

10.25
License Agreement, effective as of June 20, 2005, by and between Merck & Co., Inc. and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.4) 26

10.26	Form of Dealer Manager Agreement relating to the Company’s 6.50% Convertible SNAPs SM due February 1, 2012 (Exhibit 1.1) 29

10.26A	Form of Placement Agreement relating to the Company’s 6.50% Convertible SNAPs SM due February 1, 2012 (Exhibit 1.2) 29

10.27
Collaboration Agreement dated as of May 22, 2006, by and between Schering Corporation, acting through its Schering-Plough Research Institute division, and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.59) 16

Exhibit Number
10.28
Collaboration Agreement, dated as of November 1, 2006, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.46) 14

10.28A
First Amendment to Collaboration Agreement, effective as of February 28, 2007, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.48) 30

10.28B
Second Amendment to Collaboration Agreement, effective as of February 9, 2009, among Takeda Pharmaceutical Company Limited and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) 13

10.29
Loan Agreement, dated as of November 9, 2006, between Goldman Sachs Specialty Lending Holdings, Inc., XOMA (US) LLC and XOMA Ltd. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.47) 14

10.29A
Amended & Restated Loan Agreement, dated as of May 9, 2008 between Goldman Sachs Specialty Lending Holdings, Inc., XOMA Ltd. and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.37) 31

10.30
License Agreement, effective as of August 27, 2007, by and between Pfizer Inc. and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2) 32

10.31	Common Stock Purchase Agreement, dated as of October 21, 2008, by and between XOMA Ltd. and Azimuth Opportunity Ltd. (Exhibit 10.1) 33

10.32	Securities Purchase Agreement dated May 15, 2009, between XOMA Ltd. and the investors named therein (Exhibit 10.1) 6

10.32A	Engagement Letter dated May 15, 2009 (Exhibit 10.3) 6

10.33	Securities Purchase Agreement dated June 5, 2009, between XOMA Ltd. and the investors named therein (Exhibit 10.1) 7

10.33A	Engagement Letter dated June 4, 2009 (Exhibit 10.3) 7

10.34
Discovery Collaboration Agreement dated September 9, 2009, by and between XOMA Development Corporation and Arana Therapeutics Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.35) 34

10.35	At Market Issuance Sales Agreement dated July 14, 2009, by and between XOMA Ltd. and Wm Smith & Co. (Exhibit 10.36) 22

10.36
Discovery Collaboration Agreement dated October 29, 2009, by and between XOMA Development Corporation and The Chemo-Sero-Therapeutic Research Institute (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)**

10.37	Warrant Amendment Agreement dated February 2, 2010 (May 2009 Warrants) (Exhibit 10.3) 1

10.37A	Form of Warrant Amendment Agreement dated February 2, 2010 (June 2009 Warrants) (Exhibit 10.4) 1

Exhibit Number
21.1	Subsidiaries of the Company**

23.1	Consent of Independent Registered Public Accounting Firm**

31.1	Certification of Steven B. Engle, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Fred Kurland, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Steven B. Engle, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Fred Kurland, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Press Release dated March 11, 2010 furnished with the Original Form 10-K

Footnotes:

**	Filed with the Original Form 10-K.
*	Filed herewith.
1	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed February 2, 2010.
2	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-4 filed November 27, 1998, as amended.
3	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
4	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Form 8-K/A filed April 18, 2003.
5	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed February 13, 2006.
6	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed May 19, 2009.
7	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed June 10, 2009.
8	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-8 filed August 28, 2003.
9	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended.
10	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
11	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed November 6, 2007.
12	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed August 7, 2007.
13	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
14	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
15	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended.
16	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
17	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
18	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Footnotes (continued):

19	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
20	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
21	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 on Form 8-K/A filed November 30, 2004.
22	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q filed November 9, 2009.
23	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 filed on December 12, 2002.
24	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 2 on Form 8-K/A filed March 19, 2004.
25	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
26	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
27	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 on Form 8-K/A filed October 26, 2004.
28	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.
29	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed January 11, 2006.
30	Incorporated by reference to the referenced exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 filed on March 5, 2010.
31	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on March 5, 2010.
32	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed September 13, 2007.
33	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed October 22, 2008.
34	Incorporated by reference to the referenced exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on March 5, 2010.
35	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed July 16, 1998.