Form 10-Q
period 2010-03-31
XOMA LTD /DE/
filed 2010-05-06
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2010
Common Shares, U.S. $0.0005 par value	261,247,750

XOMA Ltd.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

XOMA Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$28,417	$23,909
Trade and other receivables, net	7,792	7,231
Prepaid expenses and other current assets	1,219	1,012

Total current assets	37,428	32,152
Property and equipment, net	18,865	20,270
Other assets	402	402

Total assets	$56,695	$52,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,176	$2,942
Accrued liabilities	6,146	8,639
Deferred revenue	1,582	2,114
Warrant liabilities	7,788	4,760
Other current liabilities	104	223

Total current liabilities	19,796	18,678
Deferred revenue – long-term	1,865	2,894
Interest bearing obligation – long-term	13,341	13,341
Other long-term liabilities	360	385

Total liabilities	35,362	35,298

Shareholders’ equity:
Preference shares, $0.05 par value, 1,000,000 shares authorized
Series A, 210,000 designated, no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Series B, 8,000 designated, 2,959 shares issued and outstanding at March 31, 2010 and December 31, 2009 (aggregate liquidation preference of $29.6 million)	1	1
Common shares, $0.0005 par value, 400,000,000 shares authorized, 261,247,750 and 203,042,194 shares outstanding at March 31, 2010 and December 31, 2009, respectively	131	101
Additional paid-in capital	827,540	801,978
Accumulated deficit	(806,339)	(784,554)

Total shareholders’ equity	21,333	17,526

Total liabilities and shareholders’ equity	$56,695	$52,824

The accompanying notes are an integral part of these consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2010	2009
Revenues:
License and collaborative fees	$189	$27,700
Contract and other revenue	6,811	7,398
Royalties	202	4,606

Total revenues	7,202	39,704

Operating expenses:
Research and development (including contract related of $3,901 and $7,436, respectively, for the three months ended March 31, 2010 and 2009)	17,587	16,521
Selling, general and administrative	5,553	6,120
Restructuring	—	3,289

Total operating expenses	23,140	25,930

Income (loss) from operations	(15,938)	13,774

Other income (expense):
Investment and interest income	3	30
Interest expense	(87)	(1,768)
Other income (expense)	(5,763)	3

Net income (loss) before taxes	(21,785)	12,039

Provision for income tax expense	—	5,800

Net income (loss)	$(21,785)	$6,239

Basic and diluted net income (loss) per common share	$(0.09)	$0.04

Shares used in computing basic net income (loss) per common share	239,493	141,772

Shares used in computing diluted net income (loss) per common share	239,493	145,596

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(21,785)	$6,239
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,511	1,816
Common shares contribution to 401(k) and management incentive plans	905	1,198
Share-based compensation expense	961	1,029
Accrued interest on interest bearing obligations	81	1,677
Revaluation of warrant liabilities	1,261	—
Amortization of discount, premium and debt issuance costs of interest bearing obligations	—	90
Warrant modification expense	4,500	—
Other non-cash adjustments	1	1
Changes in assets and liabilities:
Receivables	(561)	7,397
Prepaid expenses and other assets	(207)	318
Accounts payable and accrued liabilities	(1,340)	(2,097)
Deferred revenue	(1,561)	(2,237)
Other liabilities	(144)	(92)

Net cash (used in) provided by operating activities	(16,378)	15,339

Cash flows from investing activities:
Proceeds from maturities of investments	—	1,300
Transfer of restricted cash	—	(4,453)
Purchase of property and equipment	(107)	(179)

Net cash used in investing activities	(107)	(3,332)

Cash flows from financing activities:
Proceeds from issuance of common shares	25,493	41
Payment for modification of warrants	(4,500)	—

Net cash provided by financing activities	20,993	41

Net increase in cash and cash equivalents	4,508	12,048
Cash and cash equivalents at the beginning of the period	23,909	9,513

Cash and cash equivalents at the end of the period	$28,417	$21,561

Supplemental Cash Flow Information:
Cash paid during the quarter for:
Income taxes, including foreign withholding taxes	$—	$5,800

Non-cash investing and financing activities:
Issuance and extinguishment of warrant liabilities	$1,767	$—

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of XOMA and its subsidiaries. All intercompany accounts and transactions were eliminated during consolidation. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission on March 11, 2010, as amended on April 30, 2010.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2010, the consolidated results of the Company’s operations for the three months ended March 31, 2010 and 2009, and the Company’s cash flows for the three months ended March 31, 2010 and 2009. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

Liquidity and Financial Condition

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of March 31, 2010, the Company had an accumulated deficit of $806.3 million, cash and cash equivalents of $28.4 million and working capital of $17.6 million. Based on cash and cash equivalents on hand at March 31, 2010 and anticipated spending levels, funding from collaborators including a XOMA 052 corporate partnership, licensing transactions or biodefense contracts and other sources of funding the Company believes to be available, the Company estimates that it has sufficient cash resources to meet its anticipated net cash needs through the next twelve months.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an on-going basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, long-lived assets, warrant liabilities and share-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

Concentration of Risk

Cash equivalents and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents such as money market funds. The Company has not encountered such issues during 2010.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three months ended March 31, 2010, two customers represented 49% and 38% of total revenue and as of March 31, 2010, there were receivables outstanding from three customers representing 34%, 28% and 28% of the accounts receivable balance. For the three months ended March 31, 2009, two customers represented 73% and 11% of total revenues.

Recent Accounting Pronouncements

In March of 2010, Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”) was amended to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, a Company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The Company will adopt this guidance in the third quarter of 2010 on a prospective basis. The Company is assessing the impact of this guidance on its consolidated results of operations and financial condition.

Accounting Standards Update No. 2009-13, Revenue Recognition Topic 605: Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”) provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will adopt this guidance from January 1, 2011. The Company is assessing the impact of this guidance on its consolidated results of operations and financial condition.

In February of 2010, Accounting Standards Codification Topic 855, Subsequent Events (“ASC 855”) was amended by Accounting Standards Update No. 2010-09 (“ASU 2010-09”) which removed the requirement that a public entity disclose the date through which it evaluated subsequent events in the financial statements. ASU 2010-09 was effective upon issuance in February of 2010 and did not have a material effect on the Company’s financial statements.

Significant Accounting Policies

Warrant Liabilities

In February of 2010, the Company issued warrants to purchase XOMA’s common shares in connection with an underwritten offering. Refer to Note 7: Long-term Debt and Other Financings – Other Financings for additional disclosure relating to this transaction. The Company has accounted for the warrants issued in February of 2010 as a liability at fair value, due to a provision included in the warrant agreement that allows the warrant holders an option to require the Company (or its successor) to purchase their warrants for cash in an amount equal to their Black-Scholes Option Pricing Model (the “Black-Scholes Model”) value, in the event of a change in control of the Company (the “Change in Control Provisions”). The fair value of the warrant liability is estimated using the Black-Scholes Model which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants are recognized in the other income (expense) line of the condensed consolidated statements of operations.

Also in February of 2010, the holders of warrants issued in May and June of 2009 agreed to amend the terms of their warrants to remove the provisions that would have required a reduction of the warrant exercise price and an increase in the number of shares issuable on exercise of the warrants each time the Company sold common shares at a price less than the exercise price of such warrants (the “Eliminated Adjustment Provisions”). Refer to Note 7: Long-term Debt and Other Financings – Other Financings for additional disclosures relating to these warrants. Prior to amendment, the Company recorded the warrants issued in May and June of 2009 as liabilities at fair value due to the Change in Control Provisions and the Eliminated Adjustment Provisions. These liabilities were estimated using the Monte Carlo Simulation Model (“Simulation Model”), which, in addition to the Black-Scholes Model inputs referred to above, required the Company to consider the probability and timing of future equity financings in the estimation to reflect the value of the Eliminated Adjustment Provisions. These assumptions were reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants were recognized in the other income (expense) line.

After amendment on February 2, 2010, the Company continued to account for the warrants issued in May and June of 2009 as liabilities at fair value, due to the Change in Control Provisions. With the removal of the Eliminated Adjustment Provisions, the fair value of the warrants is now estimated using the Black-Scholes Model. The assumptions used in the Black-Scholes Model are reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants are recognized in the other income (expense) line. As of March 31, 2010, all warrants issued in May of 2009 had been exercised and the related liability was fully extinguished and reclassified to additional paid-in capital in the Company’s condensed consolidated balance sheet.

3. Condensed Consolidated Financial Statement Detail

Comprehensive Income (Loss)

Unrealized gain on the Company’s available-for-sale securities is included in accumulated comprehensive income (loss). Comprehensive income (loss) and its components for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$(21,785)	$6,239
Unrealized gain on securities available-for-sale	—	2

Comprehensive income (loss)	$(21,785)	$6,241

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

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is anti-dilutive. The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share (in thousands):

	Three Months Ended March 31,
	2010	2009
Options for common shares	18,359	21,222
Convertible preference shares	3,818	—
Warrants for common shares	24,117	—

Total	46,294	21,222

For the three months ended March 31, 2009, the following is a reconciliation of the numerators and denominators of the basic and diluted net income per share (in thousands):

Three Months Ended March 31, 2009
Numerator
Net income used for diluted net income per share	$6,239
Denominator
Weighted average shares outstanding used for basic net income per share	141,772
Effect of dilutive share options	6
Effect of convertible preference shares	3,818

Weighted average shares outstanding and dilutive securities used for diluted net income per share	145,596

For the three months ended March 31, 2010, all outstanding securities were considered anti-dilutive, and therefore the calculation of basic and diluted net loss per share was the same.

Cash and Cash Equivalents

At March 31, 2010 and December 31, 2009, cash equivalents consisted of overnight deposits, money market funds and repurchase agreements with maturities of less than 90 days at the date of purchase. Cash and cash equivalent balances were recorded at fair value as follows as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$3,175	$—	$—	$3,175
Cash equivalents	25,242	—	—	25,242

Total cash and cash equivalents	$28,417	$—	$—	$28,417

	December 31, 2009
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$3,065	$—	$—	$3,065
Cash equivalents	20,844	—	—	20,844

Total cash and cash equivalents	$23,909	$—	$—	$23,909

Receivables

Receivables consisted of the following at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Trade receivables, net	$7,232	$6,391
Other receivables	560	840

Total	$7,792	$7,231

Trade receivables at March 31, 2010 and December 31, 2009 includes $2 million related to an antibody discovery collaboration entered into in September of 2009 with Arana Therapeutics Limited, a wholly-owned subsidiary of Cephalon, Inc. (“Arana”), which is due in September of 2010, and $2 million related to an antibody discovery collaboration entered into in October of 2009 with The Chemo-Sero-Therapeutic Research Institute, a Japanese research foundation known as Kaketsuken, which is due in October of 2010.

Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Accrued payroll and other benefits	$2,252	$2,691
Accrued management incentive compensation	1,046	3,681
Accrued clinical trial costs	1,043	609
Accrued professional fees	769	767
Accrued restructuring costs	139	155
Other	897	736

Total	$6,146	$8,639

4. Licensing, Collaborative and Other Arrangements

Takeda

In November of 2006, the Company entered into a fully-funded collaboration agreement with Takeda Pharmaceutical Company Limited (“Takeda”) for therapeutic monoclonal antibody discovery and development, which was expanded in the first quarter of 2009 to include access to multiple antibody technologies. In the first quarter of 2010, the Company received a $1 million payment from Takeda for achieving a pre-established, pre-clinical milestone under one of the Company’s discovery and development programs with Takeda. The Company recognized this milestone payment in revenue in the first quarter of 2010 as the milestone was achieved.

Separately, another discovery and development program with Takeda under this collaboration was discontinued following the analysis of research data. The termination resulted in the recognition of the remaining unamortized balance in deferred revenue of $1.1 million pertaining to the discontinued program as no continuing performance obligations exist.

5. Restructuring Charges

On January 15, 2009, the Company announced a workforce reduction of approximately 42%. As part of this workforce reduction, the Company recorded a charge of $3.3 million related to severance, other termination benefits and outplacement services, which were fully paid in 2009. The Company does not expect to incur any additional employee-related restructuring charges in connection with this workforce reduction.

As a result of the workforce reduction, in the second quarter of 2009, the Company vacated one of its leased buildings and recorded a restructuring charge of $0.5 million primarily related to the net present value of the net future minimum lease payments at the cease-use date, less the estimated future sublease income. The Company is currently seeking a sublease tenant. The remaining liability related to this restructuring charge was $0.3 million and $0.4 million at March 31, 2010 and December 31, 2009, respectively.

Additionally, as a result of the workforce reduction, the Company has temporarily vacated a building in order to optimize its facility usage. As manufacturing demand increases in the future, the Company plans to resume operations at this facility. As of March 31, 2010, the Company performed an analysis of the long-lived assets related to the vacant building, with an approximate net book value of $4.0 million. Based on estimated undiscounted future cash inflows, the Company has determined that there is no current impairment relating to these assets, and will continue to assess these assets for impairment at each future reporting period.

6. Fair Value Measurements

The following tables set forth the Company’s fair value hierarchy for its financial assets (cash equivalents) and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

Financial assets carried at fair value as of March 31, 2010 and December 31, 2009 were classified as follows (in thousands):

	Fair Value Measurements at March 31, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Repurchase agreements	$12,895	$12,895	$—	$—
Money market funds	12,347	12,347	—	—

Total	$25,242	$25,242	$—	$—

	Fair Value Measurements at December 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Repurchase agreements	$6,504	$6,504	$—	$—
Money market funds	14,340	14,340	—	—

Total	$20,844	$20,844	$—	$—

Financial liabilities carried at fair value as of March 31, 2010 and December 31, 2009 were classified as follows (in thousands):

	Fair Value Measurements at March 31, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Warrant liabilities	$7,788	$—	$—	$7,788

Total	$7,788	$—	$—	$7,788

	Fair Value Measurements at December 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Warrant liabilities	$4,760	$—	$—	$4,760

Total	$4,760	$—	$—	$4,760

As discussed in Note 2: Basis of Presentation and Significant Accounting Policies – Significant Accounting Policies, the fair value of the warrant liabilities was determined at March 31, 2010 using the Black-Scholes Model and at December 31, 2009 using the Simulation Model, both of which require inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop.

The fair value of the warrant liabilities was estimated using the following range of assumptions at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Expected volatility	78.2 - 78.6%	77.0 - 77.7%
Risk-free interest rate	2.6%	2.4 - 2.7%
Expected term	4.7 - 4.9 years	4.4 - 5.0 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three month period ended March 31, 2010 (in thousands):

Warrant Liabilities
Balance at December 31, 2009	$4,760
Initial fair value of warrants issued in February 2010	4,382
Reclassification of warrant liability to equity upon exercise of warrants	(2,615)
Net increase in fair value of warrant liabilities on revaluation	1,261

Balance at March 31, 2010	$7,788

The net increase in the estimated fair value of the warrant liabilities was recognized as an expense in the other income (expense) line of the condensed consolidated statements of operations.

The Company had long-term debt with a carrying amount of $13.3 million at March 31, 2010 and December 31, 2009, as further discussed below in Note 7: Long-Term Debt and Other Financings. The fair value of the Company’s debt approximated $6 million and $4.7 million at March 31, 2010 and December 31, 2009, respectively, based on the net present value of future payments discounted at interest rates consistent with then current borrowing rates offered to the Company.

7. Long-Term Debt and Other Financings

Long-Term Debt

Novartis Note

In May of 2005, the Company executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June of 2015. Under the note agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.44% at March 31, 2010, and is payable semi-annually in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50 million. The Company has made this election for all interest payments thus far. Loans under the note agreement are secured by the Company’s interest in the collaboration with Novartis, including any payments owed to it thereunder.

At March 31, 2010 and December 31, 2009, the outstanding principal balance under this note agreement was $13.3 million and, pursuant to the terms of the arrangement as restructured in November of 2008, the Company will not make any additional borrowings on the Novartis note.

Interest expense and amortization of debt issuance costs for the Novartis note and Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”) term loan, which was repaid in September of 2009, are shown below (in thousands):

	Three Months Ended March 31,
	2010	2009
Interest expense
Goldman Sachs term loan	$—	$1,554
Novartis note	81	124
Other	6	—

Total interest expense	$87	$1,678

Amortization of debt issuance costs
Goldman Sachs term loan	$—	$90

Total amortization of debt issuance costs	$—	$90

Total interest expense	$87	$1,768

Other Financings

Underwritten Offering

In February of 2010, the Company completed an underwritten offering of 42 million units, with each unit consisting of one of the Company’s common shares and a warrant to purchase 0.45 of a common share, for gross proceeds of approximately $21 million, before deducting underwriting discounts and commissions and estimated offering expenses of $1.7 million. The warrants, which represent the right to acquire an aggregate of up to 18.9 million common shares, are exercisable beginning six months and one day after issuance and have a five-year term and an exercise price of $0.70 per share.

As discussed in Note 2: Basis of Presentation and Significant Accounting Policies–Significant Accounting Policies, the fair value of the warrants at the issuance date was estimated using the Black-Scholes Model, and the Company recorded a warrant liability of $4.4 million. The Company revalued the warrant liability at March 31, 2010 and recorded an increase in the fair value of the warrant liability of $2.0 million in the other income (expense) line of the Company’s condensed consolidated statement of operations.

Modification of May 2009 Warrants

In May of 2009, the Company issued warrants to an institutional investor as part of a registered direct offering. The warrants represented the right to acquire an aggregate of up to 5,882,353 common shares over a five year period beginning May 15, 2009 at an exercise price of $1.02 per share. In February of 2010, the holders of these warrants agreed to amend the terms of their warrants to remove the Eliminated Adjustment Provisions and the exercise price of these warrants was reduced from $1.02 per share to $0.001 per share.

As discussed in Note 2: Basis of Presentation and Significant Accounting Policies–Significant Accounting Policies, these warrants were recorded as a warrant liability at fair value, which, prior to amendment of the warrants, was estimated using the Simulation Model. The fair value of the warrant liability using the Simulation Model was $2.9 million on February 1, 2010, prior to amendment of the warrants, resulting in the Company recording an increase in the fair value of the warrant liability of $0.5 million in the other income (expense) line of the Company’s condensed consolidated statement of operations. Subsequent to amendment of the warrant terms, on February 2, 2010, the fair value of the warrant liability using the Black-Scholes Model was $2.6 million, resulting in the Company recording a decrease in the fair value of the warrant liability of $0.3 million in the other income (expense) line.

The holders of these warrants subsequently exercised all their warrants, acquiring 5,882,353 common shares for an aggregate exercise price of $5,882. As of March 31, 2010, none of the warrants issued in May of 2009 remained outstanding and the related liability was fully extinguished and reclassified to additional paid-in capital in the Company’s condensed consolidated balance sheet.

Modification of June 2009 Warrants

In June of 2009, the Company issued warrants to certain institutional investors as part of a separate registered direct offering. The warrants represent the right to acquire an aggregate of up to 5,217,391 common shares over a five year period beginning December 11, 2009 at an exercise price of $1.30 per share. In February of 2010, the holders of these warrants agreed to amend the terms of their warrants to remove the Eliminated Adjustment Provisions and the Company made a cash payment of $4.5 million to these warrant holders, which was recorded in the other income (expense) line of the Company’s condensed consolidated statement of operations. The exercise price of these warrants remained unchanged at $1.30 per share.

As discussed in Note 2: Basis of Presentation and Significant Accounting Policies–Significant Accounting Policies, the warrants are recorded as a warrant liability at fair value, which, prior to amendment of the warrants, was estimated using the Simulation Model. The fair value of the warrant liability using the Simulation Model was $3.3 million on February 1, 2010, prior to amendment of the warrants, resulting in the Company recording an increase in the fair value of the warrant liability of $0.9 million in the other income (expense) line. The Company revalued the warrants at March 31, 2010 using the Black-Scholes Model and recorded a decrease in the fair value of the warrant liability of $1.9 million in the other income (expense) line.

ATM Agreement

In the third quarter of 2009, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”), with Wm Smith & Co. (“Wm Smith”), under which the Company may sell up to 25 million of its common shares from time to time through Wm Smith, as the agent for the offer and sale of the common shares. Wm Smith may sell these common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including but not limited to sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. Wm Smith may also sell the common shares in privately negotiated transactions, subject to the Company’s approval. The Company pays Wm Smith a commission equal to 3% of the gross proceeds of all common shares sold through it as sales agent under the ATM Agreement but in no event less than $0.02 per share. Shares sold under the ATM Agreement are sold pursuant to a prospectus which forms a part of a registration statement declared effective by the Securities and Exchange Commission on May 29, 2008. From the inception of the ATM Agreement through March 31, 2010, the Company sold a total of 12,990,842 common shares through Wm Smith for aggregate gross proceeds of $9.3 million, including 8,940,225 common shares sold in the first quarter of 2010 for aggregate gross proceeds of $6.4 million. Total offering expenses incurred related to sales under the ATM Agreement from inception to March 31, 2010 were $0.3 million.

8. Income Taxes

No income tax expense was recognized for three months ended March 31, 2010. The Company recognized $5.8 million in foreign income tax expense for the three months ended March 31, 2009, in connection with the expansion of the Company’s existing collaboration with Takeda, which was signed in February of 2009. The Company’s effective tax rate will fluctuate from period to period due to several factors inherent in the nature of the Company’s operations and business transactions. The factors that most significantly impact this rate include the variability of licensing transactions in foreign jurisdictions.

9. Share-Based Compensation

In March of 2010, the Board of Directors of the Company approved a company-wide grant of an aggregate of 12,987,100 share options. This grant included 12,840,100 options that were issued as part of the Company’s annual incentive compensation review, of which 8,950,000 options were granted subject to shareholder approval of an increase in the number of shares available under the Company’s existing share option plans. These options are not included in the options outstanding or granted disclosures or in share-based compensation expense as they are not deemed granted for accounting purposes until the foregoing shareholder approval is obtained. The Company will record a cumulative adjustment for share-based compensation expense based on the fair value of these options at the date of approval. The options granted as part of this annual incentive compensation review will vest monthly over four years.

As previously disclosed, the options granted in February of 2009 as part of the annual incentive compensation review include an acceleration clause based on meeting certain performance measures. In the third quarter of 2009, management determined that it was probable that the performance measures would be achieved. The Company accelerated expense recognition related to these options, with an estimated implicit service period of two years from the grant date.

As of March 31, 2010, the Company had approximately 5.0 million common shares reserved for future grant under its share option plans and Employee Share Purchase Plan (“ESPP”), excluding the 9.0 million options granted subject to shareholder approval, as discussed above.

The following table shows total share-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Research and development	$457	$553
Selling, general and administrative	504	476

Total share-based compensation expense	$961	$1,029

There was no capitalized share-based compensation cost as of March 31, 2010 or December 31, 2009, and there were no recognized tax benefits related to the Company’s share-based compensation expense during the three months ended March 31, 2010 or 2009.

The valuation of share-based compensation awards is determined at the date of grant using the Black-Scholes Model. This model requires inputs such as the expected term of the option, expected volatility and risk-free interest rate. Further, the forfeiture rate also affects the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of the expected term, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on United States Treasury zero-coupon issues. The fair value of share-based awards was estimated based on the following weighted average assumptions for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Dividend yield	0%	0%
Expected volatility	79%	73%
Risk-free interest rate	2.60%	1.76%
Expected term	5.6 years	5.6 years

Share option activity for the three months ended March 31, 2010 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2009	22,801,533	$2.56
Granted	4,037,100	0.49
Exercised	(292)	0.56
Forfeited, expired or cancelled	(870,767)	4.01

Options outstanding at March 31, 2010	25,967,574	$2.19	7.74	$362

Options exercisable at March 31, 2010	12,994,574	$3.06	6.59	$13

The total intrinsic value of the options exercised for the three months ended March 31, 2010 was not material.

At March 31, 2010, there was $6.8 million of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 2.7 years.

10. Legal Proceedings, Commitments and Contingencies

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, the Company and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of pending cases to twenty-eight. All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs' treatment with RAPTIVA®. The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to this matter. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

There were no developments material to XOMA in the United States Bankruptcy Court proceedings involving Aphton Corporation (described in XOMA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009) during the three months ended March 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and accompanying notes. On an on-going basis, we evaluate our estimates including, but not limited to, those related to terms of revenue recognition, long-lived assets, warrant liabilities and share-based compensation. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

Overview

We are a leader in the discovery, development and manufacture of therapeutic antibodies designed to treat inflammatory, autoimmune, infectious and oncological diseases. Our proprietary development pipeline includes XOMA 052, an anti-interleukin-1 beta (“IL-1 beta”) antibody, XOMA 3AB, a biodefense anti-botulism antibody candidate, and preclinical antibody discovery programs in several indications. We have a fully-integrated product development platform, extending from preclinical science to development and manufacturing. We have multiple revenue streams resulting from the licensing of our antibody technologies, biodefense contracts and discovery and development collaborations and product royalties. Our technologies have contributed to the success of marketed antibody products, including LUCENTIS® (ranibizumab injection) for wet age-related macular degeneration and CIMZIA® (certolizumab pegol) for rheumatoid arthritis and Crohn’s disease.

We have established on-going technology licensing programs for certain of our proprietary technologies, which have attracted numerous significant licensees including Bayer Healthcare AG, Johnson & Johnson (formerly Centocor, Inc.), Merck & Co., Inc. (“Merck”), Pfizer Inc. and Takeda Pharmaceutical Company Limited (“Takeda”). We have a premier antibody discovery and development platform that includes multiple antibody discovery or phage display libraries that increase our ability and that of our collaboration partners to discover new therapeutic antibodies. Once an antibody is discovered, we use a number of proprietary technologies including our Human Engineering™, affinity maturation, bacterial cell expression and manufacturing technologies to enhance and improve the qualities of the antibodies for efficacy, safety, stability, productivity and cost. Some of XOMA’s technologies are used widely across the industry and have generated significant revenues for the company. For example, bacterial cell expression technology is a key biotechnology for the discovery and manufacture of antibodies and other proteins. Thus far, more than 50 pharmaceutical and biotechnology companies have signed bacterial cell expression licenses with us, and a number of licensed product candidates are in clinical development.

Our biodefense initiatives currently include a $65 million multiple-year contract funded by the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), to support our ongoing development of drug candidates toward clinical trials in the treatment of botulism poisoning. This contract is the third that NIAID has awarded us for the development of botulinum antitoxins and brings the program’s total awards to nearly $100 million. We also develop products with premier pharmaceutical companies including Novartis AG (“Novartis”), Schering-Plough Research Institute, a division of Schering Corporation, which is now a subsidiary of Merck (referred to herein as “Merck/Schering-Plough”), and Takeda.

Significant Developments in 2010

Proprietary Pipeline

•

In February of 2010, we announced that enrollment had begun in a 325-patient Phase 2b dose-ranging clinical trial of XOMA 052 in Type 2 diabetes patients. The clinical trials are designed to further evaluate the use of multiple dose regimens on the safety, pharmacodynamics and efficacy of XOMA 052 in cardiometabolic and other diseases, and based on positive results, to select doses for pivotal Phase 3 studies.

•	In March of 2010, we announced the initiation of a Phase 2 clinical trial of XOMA 052 in Type 1 diabetes patients funded by the Juvenile Diabetes Research Foundation.

•

In April of 2010, we announced the issuance of two new U.S. patents, one covering methods of treating Type 2 diabetes with high affinity IL-1 beta antibodies and antibody fragments including XOMA 052, and one covering methods of treating IL-1 related inflammatory diseases including rheumatoid arthritis and osteoarthritis with XOMA 052 and other antibodies and antibody fragments with similar binding properties for human IL-1 beta.

Collaboration Revenue

•	In the first quarter of 2010, we received a $1 million payment from Takeda for achieving a pre-established, pre-clinincal milestone under our collaboration agreement.

Financings

•

In February of 2010, we completed an underwritten offering of 42 million units, with each unit consisting of one of our common shares and a warrant to purchase 0.45 of a common share, for gross proceeds of approximately $21 million.

•

Also in February of 2010, the holders of the warrants issued in May and June of 2009 agreed to amend their warrants to remove the provisions that would have required a reduction of the warrant exercise price and an increase in the number of shares issuable on exercise of the warrants each time we sold common shares at a price less than the exercise price of such warrants (the “Eliminated Adjustment Provisions”) and the exercise price of the warrants issued in May of 2009 was reduced from $1.02 per share to $0.001 per share and we made a $4.5 million payment to holders of the warrants issued in June of 2009. The exercise price of the warrants issued in June of 2009 remains unchanged at $1.30 per share. The holders of the warrants issued in May of 2009 subsequently exercised all their warrants, acquiring 5,882,353 common shares for an aggregate exercise price of $5,882.

•

In the first quarter of 2010, we sold 8,940,225 common shares through Wm Smith & Co. (“Wm Smith”), under our At Market Issuance Sales Agreement dated July 14, 2009 (the “ATM Agreement”), for aggregate gross proceeds of $6.4 million.

Other

•

In March of 2010, we received a Staff Determination letter from The NASDAQ Stock Market LLC (“NASDAQ”) indicating that we have not regained compliance with the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market, pursuant to NASDAQ Listing Rule 5450(a)(1). As a result, our common shares would have been subject to delisting from The NASDAQ Global Market unless we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) to present our plan for regaining compliance, which we have done. The delisting of our common shares has therefore been stayed pending the issuance of the Panel’s decision following the hearing.

Results of Operations

Revenues

Total revenues for the three months ended March 31, 2010, and 2009, were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
License and collaborative fees	$189	$27,700
Contract and other revenue	6,811	7,398
Royalties	202	4,606

Total revenues	$7,202	$39,704

License and collaborative fee revenue includes fees and milestone payments related to the out-licensing of our products and technologies. The decrease in license and collaborative fee revenue for the three months ended March 31, 2010, as compared to the same period of 2009, was entirely due to $27.5 million in revenue recognized in the first quarter of 2009 related to the expansion of our collaboration agreement with Takeda to provide Takeda with access to multiple antibody technologies. The generation of future revenue related to license fees and other collaborative arrangements is dependent on our ability to attract new licensees to our antibody and bacterial cell expression technologies and new collaboration partners. Depending on whether and when we obtain new licensees and collaboration partners, we expect to experience a decline in these revenues for 2010 from 2009 levels.

Contract and other revenue decreased by $0.6 million for the three months ended March 31, 2010, as compared to the same period of 2009. This revenue includes agreements where we provide contracted research and development and manufacturing services to our collaboration partners, including Takeda, Merck/Schering-Plough and NIAID. The decrease in contract and other revenue for the three months ended March 31, 2010 was primarily due to a decrease in revenue on our Merck/Schering-Plough contract of $2.1 million, as a result of the termination of certain programs in 2009, and a decrease in revenue on our Novartis contract of $2.1 million, due to the completion of work under this agreement in the third quarter of 2009.

These decreases were partially offset by increases in contract revenue related to work performed under our contract with NIAID Contract No. HHSN272200800028C (“NIAID 3”) of $2.4 million. In addition, contract revenue from our collaboration with Takeda increased by $1.5 million in the first quarter of 2010, primarily related to a $1 million payment for achieving a pre-established, pre-clinical milestone under one of our discovery and development programs with Takeda. We also recognized the remaining unamortized balance of $1.1 million in deferred revenue pertaining to another discovery and development program with Takeda that was discontinued. These increases were partially offset by a decrease in other work performed under the Takeda collaboration.

Based on expected increases in revenue related to our NIAID 3 contract and our subcontract awards from SRI International, partially offset by decreases in contract revenue from other collaboration partners, we expect contract and other revenue in 2010 to remain comparable to 2009 levels or to slightly increase, depending on the timing and level of revenue generating activity.

Revenue from royalties decreased by $4.4 million for the three months ended March 31, 2010, compared to the same period of 2009, primarily due to the sale of our LUCENTIS® royalty interest to Genentech, Inc., a wholly-owned member of the Roche Group (referred to herein as “Genentech”) in the third quarter of 2009. Royalties earned from sales of LUCENTIS® during the first quarter of 2009 were $2.4 million. Also contributing to the decrease in royalty revenue was the cessation of royalties earned from sales of RAPTIVA® in the second quarter of 2009. RAPTIVA® was withdrawn from the commercial drug markets in the first half of 2009. Royalties earned from sales of RAPTIVA® during the first quarter of 2009 were $2.2 million.

Royalties earned from sales of CIMZIA® were $0.2 million for the three months ended March 31, 2010. We receive royalties on U.S. sales of CIMZIA® for the treatment of Crohn’s disease and on U.S. and Canadian sales of CIMZIA® for the treatment of moderate-to-severe rheumatoid arthritis in adults. Royalties earned from sales of CIMZIA® in the first quarter of 2009 were immaterial. We expect royalty revenue from sales of CIMZIA® to increase in 2010.

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

Research and development expenses were $17.6 million for the three months ended March 31, 2010, compared with $16.5 million for the same period of 2009. The increase of $1.1 million for the three months ended March 31, 2010, as compared to the same period in 2009, was primarily due to increased spending on XOMA 052 related to the initiation of the Phase 2 clinical program. In addition, spending on NIAID 3 increased in the first quarter of 2010 due to increased activity under the contract. Partially offsetting these increases in spending were decreases in spending on Novartis-related contract activities, due to the completion of work under this agreement in the third quarter of 2009, and on Merck/Schering-Plough-related contract activities, due to the termination of certain programs in 2009.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $7.0 million in research and development salaries and employee-related expenses for the three months ended March 31, 2010, as compared with $7.6 million for the same period of 2009. The decrease of $0.6 million for the first quarter of 2010 was primarily due to a decrease in salaries and benefits of $0.6 million related to the workforce reduction in the first quarter of 2009. See Results of Operations: Share-Based Compensation for discussion of our share-based compensation expense.

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

	Three Months Ended March 31,
	2010	2009
Earlier stage programs	$11,174	$12,603
Later stage programs	6,413	3,918

Total	$17,587	$16,521

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements approximate the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Internal projects	$13,686	$9,084
Collaborative and contract arrangements	3,901	7,437

Total	$17,587	$16,521

For the three months ended March 31, 2010, our largest development program (XOMA 052) accounted for more than 30% but less than 40% of our total research and development expense, and one other development program (NIAID) accounted for more than 10% but less than 20% of our total research and development expense. All remaining development programs accounted for less than 10% of our total research and development expense for the three months ended March 31, 2010. For the three months ended March 31, 2009, our largest development program (XOMA 052) accounted for more than 20% but less than 30%, and two other development programs (NIAID and Novartis) each accounted for more than 10% but less than 20% of our total research and development expenses.

We expect our research and development spending in 2010 will increase due to the initiation of our Phase 2 clinical program for XOMA 052 in Type 2 diabetes and cardiovascular disease and in support of our biodefense contracts. We continue ongoing discussions with a number of companies for a corporate partnership to develop and commercialize XOMA 052.

Future research and development spending may be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. Selling, general and administrative expenses were $5.6 million for the three months ended March 31, 2010, compared with $6.1 million for the same period of 2009. The $0.5 million decrease for the first quarter of 2010, as compared to the same period of 2009, relates to a decrease in salaries and related personnel costs of $0.2 million, primarily related to the workforce reduction in the first quarter of 2009, and other decreases due to our continued focus on cost control.

Restructuring Charges

On January 15, 2009, we announced a workforce reduction of approximately 42%. As part of this workforce reduction, we recorded a charge of $3.3 million related to severance, other termination benefits and outplacement services, which were fully paid in 2009. We do not expect to incur any additional employee-related restructuring charges in connection with this workforce reduction.

As a result of the workforce reduction, we temporarily vacated a building in order to optimize our facility usage. As manufacturing demand increases in the future, we plan to resume operations at this facility. As of March 31, 2010, we performed an analysis of the long-lived assets related to the vacant building, with an approximate net book value of $4.0 million. Based on estimated undiscounted future cash inflows, we have determined that there is no current impairment relating to these assets, and will continue to assess these assets for impairment at each future reporting period.

Other Income (Expense)

Interest expense was $0.1 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in interest expense of $1.7 million for the three months ended March 31, 2010, as compared to the same period of 2009, was primarily due to the repayment in full of the term loan facility with Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”) in September of 2009.

Other income (expense) was ($5.8 million) and $3,000 for the three months ended March 31, 2010 and 2009, respectively. The increase in other expense in 2010 primarily related to $4.5 million paid in the first quarter of 2010 to the holders of warrants issued in June of 2009, upon modification of the terms. In addition, other expense includes losses of $1.3 million recognized relating to the revaluation of our warrant liabilities during the period. See Results of Operations: Warrant Liabilities below for additional disclosure.

Warrant Liabilities

In February of 2010, we issued warrants to purchase XOMA’s common shares in connection with an underwritten offering, as further discussed below in Liquidity and Capital Resources: Underwritten Offering. We have accounted for the warrants issued in February of 2010 as a liability at fair value as further discussed below in Critical Accounting Estimates: Warrant Liabilities. The fair value of the warrant liability at issuance date was estimated using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) and we recorded a warrant liability of $4.4 million. We revalued the warrant liability at March 31, 2010 and recorded an increase in the fair value of the warrant liability of $2.0 million in other income (expense) in our condensed consolidated statement of operations.

In May of 2009, we issued warrants to an institutional investor as part of a registered direct offering. The warrants represented the right to acquire an aggregate of up to 5,882,353 common shares over a five year period beginning May 15, 2009 at an exercise price of $1.02 per share. In February of 2010, the holders of these warrants agreed to amend the terms of their warrants to remove the Eliminated Adjustment Provisions and the exercise price of these warrants was reduced from $1.02 per share to $0.001 per share.

Prior to amendment, we recorded the warrants issued in May of 2009 as a liability at fair value due to the Eliminated Adjustment Provisions and certain other provisions as further discussed below in Critical Accounting Estimates: Warrant Liabilities, which was estimated using the Monte Carlo Simulation Model (“Simulation Model”). The fair value of the warrant liability was $2.9 million on February 1, 2010, prior to amendment of the warrants, resulting in an increase in the fair value of the warrant liability of $0.5 million which we recorded in other income (expense). Subsequent to amendment of the warrant terms, on February 2, 2010, the fair value of the warrant liability using the Black-Scholes Model was $2.6 million, resulting in a decrease in the fair value of the warrant liability of $0.3 million which we recorded in other income (expense). The holders of these warrants subsequently exercised all their warrants, acquiring 5,882,353 common shares for an aggregate exercise price of $5,882. As of March 31, 2010, none of the warrants issued in May of 2009 remained outstanding and the related liability was fully extinguished and reclassified to additional paid-in capital.

In June of 2009, we issued warrants to certain institutional investors as part of a separate registered direct offering. The warrants represent the right to acquire an aggregate of up to 5,217,391 common shares over a five year period beginning December 11, 2009 at an exercise price of $1.30 per share. In February of 2010, the holders of these warrants agreed to amend the terms of their warrants to remove the Eliminated Adjustment Provisions and we made a cash payment of $4.5 million to these warrant holders, which was recorded in other income (expense). The exercise price of these warrants remained unchanged at $1.30 per share.

Prior to amendment, we recorded the warrants issued in June of 2009 as a liability at fair value due to the Eliminated Adjustment Provisions and certain other provisions as further discussed below in Critical Accounting Estimates: Warrant Liabilities, which was estimated using the Simulation Model. The fair value of the warrant liability was $3.3 million on February 1, 2010, prior to amendment of the warrants, resulting in an increase in the fair value of the warrant liability of $0.9 million which we recorded in other income (expense). We revalued the warrants at March 31, 2010 using the Black-Scholes Model and recorded a decrease in the fair value of the warrant liability of $1.9 million in other income (expense).

Income Taxes

No income tax expense was recognized for the three months ended March 31, 2010. We recognized $5.8 million in foreign income tax expense for the three months ended March 31, 2009, in connection with the expansion in February of 2009 of our existing collaboration with Takeda. We were paid a $29 million expansion fee, of which $5.8 million was withheld for payment to the Japanese taxing authority.

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

We did not have unrecognized tax benefits as of March 31, 2010 and do not expect this to change significantly over the next twelve months. In accordance with ASC 740, we will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2010, we have not accrued interest or penalties related to uncertain tax positions.

Share-Based Compensation

In March of 2010, our Board of Directors approved a company-wide grant of an aggregate of 12,987,100 share options. This grant included 12,840,100 options that were issued as part of our annual incentive compensation review, of which 8,950,000 options were granted subject to shareholder approval of an increase in the number of shares available under our existing share option plans. These options are not included in the options outstanding or granted disclosures or in share-based compensation expense as they are not deemed granted for accounting purposes until the foregoing shareholder approval is obtained. We will record a cumulative adjustment for share-based compensation expense based on the fair value of these options at the date of approval. The options granted as part of this annual incentive compensation review will vest monthly over four years.

For the three months ended March 31, 2010, we recognized $1.0 million in share-based compensation expense, compared with the same amount for the first quarter of 2009. As of March 31, 2010, there was $6.8 million of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 2.7 years.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2010 were $28.4 million compared with $23.9 million at December 31, 2009. Net cash used in operating activities was $16.4 million for the three months ended March 31, 2010, compared with net cash provided by operations of $15.3 million for the same period in 2009. The decrease in cash provided by operations for the three months ended March 31, 2010, as compared to same period of 2009, was primarily due to a decrease in revenue receipts for license and collaborative fees and royalties. In the first quarter of 2009, we received $23.2 million related to the expansion of our existing collaboration with Takeda, and recognized royalty revenue from sales of LUCENTIS® and RAPTIVA® of $4.6 million.

In addition, in the first quarter of 2010, net accounts payable and accrued liabilities decreased by $1.3 million primarily related to the payment in the period of employee bonuses for 2009, and deferred revenue decreased by $1.6 million primarily due to the accelerated recognition of the remaining $1.1 million of the unamortized balance in deferred revenue pertaining to a discontinued discovery and development program under our collaboration with Takeda.

Comparatively, for the three months ended March 31, 2009, the decrease in receivables of $7.4 million was primarily due to a decline in contract and royalty revenues. In addition, accrued interest on interest bearing obligations increased by $1.7 million related to the interest payment due on the Goldman Sachs loan facility on April 1, 2009. These increases in cash were partially offset by a net decrease in the accounts payable and accrued liabilities balance of $2.1 million related to the pay down of the accounts payable balance in the quarter, partially offset by restructuring charges in the period and an increase in clinical trial costs and costs accrued related to the expansion of our existing collaboration with Takeda.

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2010, compared with $3.3 million for the same period of 2009. Cash used in investing activities for the three months ended March 31, 2010 consisted of purchases of fixed assets. Net cash used in investing activities of $3.3 million for the three months ended March 31, 2009 primarily consisted of an increase in restricted cash of $4.5 million relating to the receipt of royalties held in a restricted account under our Goldman Sachs term loan facility. This cash outflow was partially offset by proceeds from maturities of investments in the period of $1.3 million.

Net cash provided by financing activities was $21.0 million for the three months ended March 31, 2010, compared with $41,000 for the same period of 2009. Cash provided by financing activities in the first quarter of 2010 related to proceeds received from the issuance of common shares of $25.5 million, partially offset by $4.5 million paid to the holders of warrants issued in June of 2009 upon modification of the terms.

Novartis Note

In May of 2005, we executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June of 2015. Under the note agreement, we borrowed semi-annually to fund up to 75% of our research and development and commercialization costs under our collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.44% at March 31,

2010, and is payable semi-annually in June and December of each year. At our election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50 million. We have made this election for all interest payments thus far. Loans under the note agreement are secured by our interest in the collaboration with Novartis, including any payments owed to us thereunder.

At March 31, 2010 and December 31, 2009, the outstanding principal balance under this note agreement was $13.3 million and, pursuant to the terms of the arrangement as restructured in November of 2008, we will not make any additional borrowings on the Novartis note.

Underwritten Offering

In February of 2010, we completed an underwritten offering of 42 million units, with each unit consisting of one of XOMA’s common shares and a warrant to purchase 0.45 of a common share, for gross proceeds of approximately $21 million, before deducting underwriting discounts and commissions and estimated offering expenses of $1.7 million. The warrants, which represent the right to acquire an aggregate of up to 18.9 million common shares, are exercisable beginning six months and one day after issuance and have a five-year term and an exercise price of $0.70 per share. Refer to Results of Operations: Warrant Liabilities above for further discussion of the warrants.

ATM Agreement

In the third quarter of 2009, we entered into the ATM Agreement, under which we may sell up to 25 million of our common shares from time to time through Wm Smith, as the agent for the offer and sale of the common shares. Wm Smith may sell these common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including but not limited to sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. Wm Smith may also sell the common shares in privately negotiated transactions, subject to our approval. We pay Wm Smith a commission equal to 3% of the gross proceeds of all common shares sold through it as sales agent under the ATM Agreement but in no event less than $0.02 per share. Shares sold under the ATM Agreement are sold pursuant to a prospectus which forms a part of a registration statement declared effective by the Securities and Exchange Commission on May 29, 2008. From the inception of the ATM Agreement through March 31, 2010, we sold a total of 12,990,842 common shares through Wm Smith for aggregate gross proceeds of $9.3 million, including 8,940,225 common shares sold in the first quarter of 2010 for aggregate gross proceeds of $6.4 million. Total offering expenses related to these sales from inception to March 31, 2010 were $0.3 million.

Net proceeds from the underwritten offering and sales under the ATM Agreement were used to make a $4.5 million payment to holders of the June 2009 warrants and are being used to continue development of our XOMA 052 product candidate and for other working capital and general corporate purposes.

*            *             *

We have incurred significant operating losses and negative cash flows from operations since our inception. At March 31, 2010, we had an accumulated deficit of $806.3 million, cash and cash equivalents of $28.4 million and working capital of $17.6 million. During the remainder of 2010, we expect to continue using our cash and cash equivalents to fund ongoing operations. Additional licensing, antibody discovery and development collaboration agreements, government funding and financing arrangements may positively impact our cash balances. Based on our cash reserves and anticipated spending levels, funding from collaborators including a XOMA 052 corporate partnership, licensing transactions or biodefense contracts and other sources of funding we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through the next twelve months. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms.

For a further discussion of the risks related to our business and their effects on our cash flow and ability to raise new funding on acceptable terms, see Part II — Item 1A: Risk Factors.

Critical Accounting Estimates

Critical accounting estimates are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, revenue recognition, long-lived assets, warrant liabilities and share-based compensation to be critical policies. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2010, except as noted below, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 11, 2010, as amended on April 30, 2010.

Warrant Liabilities

In February of 2010, we issued warrants to purchase XOMA’s common shares in connection with an underwritten offering, as discussed in Liquidity and Capital Resources: Underwritten Offering above. We have accounted for the warrants issued in February of 2010 as a liability at fair value, due to a provision included in the warrant agreement that allows the warrant holders an option to require us (or our successor) to purchase their warrants for cash in an amount equal to their Black-Scholes Model value, in the event of a change in control of the Company (the “Change in Control Provisions”). The fair value of the warrant liability is estimated using the Black-Scholes Model. The Black-Scholes Model requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants are recognized in other income (expense).

Also in February of 2010, the holders of warrants issued in May and June of 2009 agreed to amend the terms of their warrants to remove the Eliminated Adjustment Provisions, as discussed in Significant Developments in 2010: Financings and Results of Operations: Warrant Liabilities above. Prior to amendment, we recorded the warrants issued in May and June of 2009 as liabilities at fair value due to the Change of Control Provisions and the Eliminated Adjustment Provisions. These liabilities were estimated using the Simulation Model, which, in addition to the Black-Scholes Model inputs referred to above, required us to consider the probability and timing of future equity financings in the estimation to reflect the value of the Eliminated Adjustment Provisions. These assumptions were reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants were recognized in other income (expense).

After amendment, we continue to account for the warrants issued in May and June of 2009 as liabilities at fair value, due to the Change of Control Provisions. With the removal of the Eliminated Adjustment Provisions, the fair value of the warrants is now estimated using the Black-Scholes Model. The assumptions used in the Black-Scholes Model are reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants are recognized in other income (expense). As of March 31, 2010, all warrants issued in May of 2009 had been exercised and the related liability was fully extinguished and reclassified to additional paid-in capital.

Forward-Looking Information and Cautionary Factors That May Affect Future Results

Certain statements contained herein related to the sufficiency of our cash resources and our efforts to enter into a collaborative arrangement with respect to XOMA 052, as well as other statements related to current plans for product development and existing and potential collaborative and licensing relationships, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, the period for which our cash resources are sufficient could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated, if anticipated revenue or cost sharing arrangements do not materialize, or if funds are not otherwise available on acceptable terms; and, we may not be able to enter into a collaborative arrangement with respect to XOMA 052 on acceptable terms within the timeframes anticipated or at all. These and other risks, including those related to inability to comply with NASDAQ’s continued listing requirements; the generally unstable nature of current economic conditions; the results of discovery research and preclinical testing; the timing or results of pending and future clinical trials (including the design and progress of clinical trials; safety and efficacy of the products being tested; action, inaction or delay by the FDA, European or other regulators or their advisory bodies; and analysis or interpretation by, or submission to, these entities or others of scientific data); changes in the status of existing collaborative relationships; the ability of collaborators and other partners to meet their obligations; our ability to meet the demand of the United States government agency with which we have entered our government contracts; competition; market demands for products; scale-up and marketing capabilities; availability of additional licensing or collaboration opportunities; international operations; share price volatility; our financing needs and opportunities; uncertainties regarding the status of biotechnology patents; uncertainties as to the costs of protecting intellectual property; and risks associated with our status as a Bermuda company, are described in more detail in Part II — Item 1A: Risk Factors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our secured note agreement. By policy, we make our investments in high quality debt securities, limit the amount of credit exposure to any one issuer and limit duration by restricting the term of the instrument. We generally hold investments to maturity, with a weighted average portfolio period of less than twelve months. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. We do not invest in derivative financial instruments.

We hold interest-bearing instruments that are classified as cash and cash equivalents. Fluctuations in interest rates can affect the principal values and yields of fixed income investments. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed income investments could lose value.

The following table presents the amounts and related weighted average interest rates of our cash and cash equivalents at March 31, 2010 and December 31, 2009 (in thousands, except interest rates):

	Maturity	Carrying Amount (in thousands)	Fair Value (in thousands)	Average Interest Rate
March 31, 2010
Cash and cash equivalents	Daily to 90 days	$28,417	$28,417	0.04%
December 31, 2009
Cash and cash equivalents	Daily to 90 days	$23,909	$23,909	0.38%

As of March 31, 2010, we have an outstanding principal balance on our note with Novartis of $13.3 million, which is due in 2015. The interest rate on this note is charged at a rate of USD six-month LIBOR plus 2%, which was 2.44% at March 31, 2010. No further borrowing is available under this facility.

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

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, the Company and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of pending cases to twenty-eight. All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs' treatment with RAPTIVA®. The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to this matter. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

There were no developments material to XOMA in the United States Bankruptcy Court proceedings involving Aphton Corporation (described in XOMA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009) during the three months ended March 31, 2010.

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

Recent volatility in the financial markets has also created liquidity problems in investments previously thought to bear a minimal risk. For example, money market fund investors, including us, have in the past been unable to retrieve the full amount of funds, even in highly-rated liquid money market accounts, upon maturity. Although as of March 31, 2010, we have received the full amount of proceeds from money market fund investments, an inability to retrieve funds from money market and similar short-term investments as they mature in the future could have a material and adverse impact on our business, results of operations and cash flows.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Our short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since March 31, 2010, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives.

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

On September 21, 2009, we received a letter from NASDAQ indicating that for the 30 consecutive business days preceding September 15, 2009, the bid price of our common shares closed below the minimum $1.00 per share requirement pursuant to NASDAQ Listing Rule 5450(a)(1) for continued inclusion on The NASDAQ Global Market. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we had a period of 180 calendar days, or until March 15, 2010, to regain compliance with the minimum bid price requirement.

In March of 2010, we received a Staff Determination letter from The NASDAQ Stock Market LLC (“NASDAQ”) indicating that we have not regained compliance with the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market, pursuant to NASDAQ Listing Rule 5450(a)(1). As a result, our common shares would have been subject to delisting from The NASDAQ Global Market unless we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) to present our plan for regaining compliance, which we have done. The delisting of our common shares has therefore been stayed pending the issuance of the Panel’s decision following the hearing. Although the Panel has authority to grant us up to an additional 180 days from the date of the NASDAQ notice (i.e., until September 13, 2010) to regain compliance, there can be no assurance that the Panel will grant our request for continued listing. Furthermore, we cannot be sure that our share price will comply with the requirements for continued listing of our common shares on The NASDAQ Global Market in the future. If our common shares lose their status on The NASDAQ Global Market and we are not successful in obtaining a listing on The NASDAQ Capital Market, our common shares would likely trade in the over-the-counter market.

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

We have experienced significant losses and, as of March 31, 2010, we had an accumulated deficit of $806.3 million.

For the three months ended March 31, 2010, we had a net loss of approximately $21.8 million or $0.09 per common share (basic and diluted). For the three months ended March 31, 2009, we had a net income of approximately $6.2 million or $0.04 per common share (basic and diluted).

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

We are authorized to issue, without shareholder approval, 1,000,000 preference shares, of which 2,959 were issued and outstanding as of May 4, 2010, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common shares. In addition, we are authorized to issue, generally without shareholder approval, up to 400,000,000 common shares, of which 261,247,750 were issued and outstanding as of May 4, 2010. If we issue additional equity securities, the price of our common shares may be materially and adversely affected.

As announced in the third quarter of 2009, we have entered into an At Market Issuance Sales Agreement, with Wm Smith & Co. (“Wm Smith”), under which we may sell up to 25 million of our common shares from time to time through Wm Smith, as the agent for the offer and sale of the common shares. Wm Smith may sell these common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including but not limited to sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. Wm Smith may also sell the common shares in privately negotiated transactions, subject to our approval. From the inception of this agreement through March 31, 2010, we sold a total of 12,990,842 common shares through Wm Smith for aggregate gross proceeds of $9.3 million.

In addition, in February of 2010, we completed an underwritten offering of 42 million units, with each unit consisting of one of our common shares and a warrant to purchase 0.45 of a common share, for gross proceeds of approximately $21 million, before deducting underwriting discounts and commissions and estimated offering expenses of $1.7 million. The investors purchased the units at a price of $0.50 per unit. The warrants, which represent the right to acquire an aggregate of up to 18.9 million common shares, are exercisable beginning six months and one day after issuance and have a five-year term and an exercise price of $0.70 per share.

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

There can be no assurance that the market price of our common shares will not decline below its present market price or that there will be an active trading market for our common shares. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. We have experienced significant volatility in the price of our common shares. From January 1, 2010 through May 4, 2010, our share price has ranged from a high of $0.84 to a low of $0.40. Factors contributing to such volatility include, but are not limited to:

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

•

We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 50 companies. As of March 31, 2010, we were aware of two antibody products manufactured using this technology that have received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular wet age-related macular degeneration and UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis. In the third quarter of 2009, we sold our LUCENTIS® royalty interest to Genentech.

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

XOMA 052

We have initiated clinical testing of XOMA 052, a potent anti-inflammatory monoclonal antibody targeting IL-1 beta, in Type 2 diabetes patients and cardiovascular disease patients. Other companies are developing other products based on the same or similar therapeutic targets as XOMA 052 and these products may prove more effective than XOMA 052. We are aware that:

•

In June of 2009, Novartis announced it had received U.S. marketing approval for Ilaris® (canakinumab), a fully-human monoclonal antibody targeting IL-1 beta, to treat children and adults with Cryopyrin-Associated Periodic Syndromes (“CAPS”). In October of 2009, Novartis announced that Ilaris® had been approved in the European Union for CAPS. Canakinumab is also in clinical trials in Type 2 diabetes, chronic obstructive pulmonary disorder, certain forms of gout and systemic juvenile rheumatoid arthritis.

•

Eli Lilly and Company (“Lilly”) is developing LY2189102, an investigational IL-1 beta antibody, for bi-weekly subcutaneous injection for the treatment of Type 2 diabetes. Lilly announced the initiation of a Phase 2 study in the third quarter of 2009.

•

In 2008, Biovitrum AB (now called Swedish Orphan Biovitrum) obtained a worldwide exclusive license to Amgen Inc. (“Amgen”)’s Kineret® (anakinra) for its current approved indication. Kineret® is an IL-1 receptor antagonist (IL-1ra) currently marketed to treat rheumatoid arthritis and has been evaluated over the years in multiple IL-1 mediated diseases, including Type 2 diabetes and other indications we are considering for XOMA 052. In addition to other on-going studies, a proof-of-concept clinical trial in the United Kingdom investigating Kineret® in patients with a certain type of myocardial infarction, or heart attack, was recently completed.

•

In February of 2008, Regeneron Pharmaceuticals, Inc. (“Regeneron”) announced it had received marketing approval from the FDA for ARCALYST® (rilonacept) Injection for Subcutaneous Use, an interleukin-1 blocker or IL-1 Trap, for the treatment of CAPS, including Familial Cold Auto-inflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 and older. In March of 2009, Regeneron announced the initiation of a Phase 3 program with rilonacept in gout, which includes four clinical trials. In September of 2009, Regeneron announced that rilonacept was approved in the European Union for CAPS.

•

Amgen has been developing AMG 108, a fully-human monoclonal antibody that targets inhibition of the action of IL-1. On April 28, 2008, Amgen discussed results from its recently completed Phase 2 study in rheumatoid arthritis. AMG 108 showed statistically significant improvement in the signs and symptoms of rheumatoid arthritis and was well tolerated. Amgen announced it is focusing on other opportunities for the antibody.

•

In June of 2009, Cytos Biotechnology AG announced the initiation of an ascending dose Phase 1 study of CYT013-IL1bQb, a therapeutic vaccine targeting IL-1 beta, in Type 2 diabetes and that this study is expected to be completed in the first quarter of 2011.

XOMA 3AB

•

In May of 2006, the U.S. Department of Health & Human Services awarded Cangene Corporation (“Cangene”) a five-year, $362 million contract under Project Bioshield. The contract requires Cangene to manufacture and supply 200,000 doses of an equine heptavalent botulism anti-toxin to treat individuals who have been exposed to the toxins that cause botulism. In May of 2008, Cangene announced significant product delivery under this contract. In March of 2010, this contract was extended for an additional two years, until May of 2013.

•	Emergent BioSolutions, Inc. (“Emergent”) is currently in development of a botulism immunoglobulin candidate that may compete with our anti-botulinum neurotoxin monoclonal antibodies.

•

We are aware of additional companies that are pursuing biodefense-related antibody products. PharmAthene, Inc. and Human Genome Sciences, Inc. are developing anti-anthrax antibodies. Cangene and Emergent are developing anti-anthrax immune globulin products. These products may compete with our efforts in the areas of other monoclonal antibody-based biodefense products, and the manufacture of antibodies to supply strategic national stockpiles.

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

As a biotechnology company that collaborates with other biotechnology companies, the same factors that affect us directly can also adversely impact us indirectly by affecting the ability of our collaborators, partners and others we do business with to meet their obligations to us and reduce our ability to realize the value of the consideration provided to us by these other companies.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our business. In March of 2010, the U.S. Congress enacted and President Obama signed into law the Patient Protection and Affordable Care Act, which includes a number of healthcare reform provisions. The reforms imposed by the new law will significantly impact the pharmaceutical industry, most likely in the area of pharmaceutical product pricing; however, the full effects of new law cannot be known until these provisions are implemented and the relevant federal and state agencies issue applicable regulations or guidance.

The pharmaceutical and biotechnology industries are subject to extensive regulation, and from time to time legislative bodies and governmental agencies consider changes to such regulations that could have significant impact on industry participants. For example, in light of certain highly-publicized safety issues regarding certain drugs that had received marketing approval, the U.S. Congress has considered various proposals regarding drug safety, including some which would require additional safety studies and monitoring and could make drug development more costly. We are unable to predict what additional legislation or regulation, if any, relating to safety or other aspects of drug development may be enacted in the future or what effect such legislation or regulation would have on our business.

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

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, us and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of pending cases to twenty-eight. All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs’ treatment with RAPTIVA®. Even though Genentech has agreed to indemnify us, there can be no assurance that this or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

The loss of key personnel, including our Chief Executive Officer, could delay or prevent achieving our objectives.

Our research, product development and business efforts could be adversely affected by the loss of one or more key members of our scientific or management staff, particularly our executive officers: Steven B. Engle, our Chairman, Chief Executive Officer and President; Patrick J. Scannon, M.D., Ph.D., our Executive Vice President and Chief Medical Officer; Fred Kurland, our Vice President, Finance and Chief Financial Officer; and Christopher J. Margolin, our Vice President, General Counsel and Secretary. We currently have no key person insurance on any of our employees.

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

In addition, as a result of the workforce reduction, we temporarily vacated another building. As manufacturing demand increases in the future, we plan to resume operations at this facility. The net book value of fixed assets in the vacant building potentially subject to write-down is approximately $4.0 million as of March 31, 2010. Although we have determined that there was no impairment of the assets as of March 31, 2010, there can be no assurance that we will not determine otherwise as of a future date and as a consequence write down these assets as impaired.

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

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 215 employees as of May 4, 2010. We anticipate that we will require additional experienced executive, accounting, research and development, legal, administrative and other personnel in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number
31.1	Certification of Steven B. Engle, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Fred Kurland, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Steven B. Engle, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Fred Kurland, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated May 6, 2010, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Ltd.

Date: May 6, 2010	By:	/s/ STEVEN B. ENGLE
Steven B. Engle Chairman, Chief Executive Officer and President

Date: May 6, 2010	By:	/s/ FRED KURLAND
Fred Kurland Vice President, Finance and Chief Financial Officer