Form 10-Q
period 2010-06-30
XOMA LTD /DE/
filed 2010-08-09
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2010
Common Shares, U.S. $0.0005 par value	317,926,663

XOMA Ltd.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

XOMA Ltd.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$12,101	$23,909
Trade and other receivables, net	8,516	7,231
Prepaid expenses and other current assets	1,811	1,012

Total current assets	22,428	32,152
Property and equipment, net	17,556	20,270
Other assets	466	402

Total assets	$40,450	$52,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,708	$2,942
Accrued liabilities	7,167	8,639
Deferred revenue	1,424	2,114
Warrant liabilities	4,836	4,760
Other current liabilities	22	223

Total current liabilities	18,157	18,678
Deferred revenue – long-term	1,605	2,894
Interest bearing obligation - long-term	13,505	13,341
Other long-term liabilities	347	385

Total liabilities	33,614	35,298

Shareholders’ equity:
Preference shares, $0.05 par value, 1,000,000 shares authorized
Series A, 210,000 designated, no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Series B, 8,000 designated, 2,959 shares issued and outstanding at June 30, 2010 and December 31, 2009 (aggregate liquidation preference of $29.6 million)	1	1
Common shares, $0.0005 par value, 400,000,000 shares authorized, 261,247,750 and 203,042,194 shares outstanding at June 30, 2010 and December 31, 2009, respectively	131	101
Additional paid-in capital	828,623	801,978
Accumulated deficit	(821,919)	(784,554)

Total shareholders’ equity	6,836	17,526

Total liabilities and shareholders’ equity	$40,450	$52,824

The accompanying notes are an integral part of these consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31,2009 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
License and collaborative fees	$150	$155	$339	$27,855
Contract and other revenue	5,481	7,576	12,292	14,974
Royalties	311	1,975	513	6,581

Total revenues	5,942	9,706	13,144	49,410

Operating expenses:
Research and development (including contract related of $4,508 and $3,156 for the three months ended June 30, 2010 and 2009, respectively, and $8,409 and $10,094 for the six months ended June 30, 2010 and 2009, respectively)	19,346	13,507	36,933	30,028
Selling, general and administrative	5,026	5,655	10,579	11,775
Restructuring	—	312	—	3,601

Total operating expenses	24,372	19,474	47,512	45,404

(Loss) income from operations	(18,430)	(9,768)	(34,368)	4,006

Other income (expense):
Investment and interest income	6	8	9	38
Interest expense	(90)	(1,671)	(177)	(3,439)
Other income (expense)	2,950	1,134	(2,813)	1,137

Net (loss) income before taxes	(15,564)	(10,297)	(37,349)	1,742
Provision for income tax expense (benefit)	16	(87)	16	5,713

Net loss	$(15,580)	$(10,210)	$(37,365)	$(3,971)

Basic and diluted net loss per common share	$(0.06)	$(0.07)	$(0.15)	$(0.03)

Shares used in computing basic and diluted net loss per common share	250,431	150,283	250,431	146,011

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(37,365)	$(3,971)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,956	3,598
Common shares contribution to 401(k) and management incentive plans	905	1,198
Share-based compensation expense	2,081	1,885
Accrued interest on interest bearing obligations	164	(122)
Revaluation of warrant liability	(1,691)	(991)
Amortization of discount, premium and debt issuance costs of interest bearing obligations	—	417
Warrant modification expense	4,500	—
Other non-cash adjustments	12	(115)
Changes in assets and liabilities:
Receivables	(1,285)	10,403
Prepaid expenses and other assets	(863)	(362)
Accounts payable and accrued liabilities	294	(2,332)
Deferred revenue	(1,979)	(7,268)
Other liabilities	(239)	(897)

Net cash (used in) provided by operating activities	(32,510)	1,443

Cash flows from investing activities:
Proceeds from maturities of investments	—	1,300
Transfer of restricted cash	—	3,484
Purchase of property and equipment	(254)	(232)

Net cash (used in) provided by investing activities	(254)	4,552

Cash flows from financing activities:
Principal payments of debt	—	(8,401)
Proceeds from issuance of common shares	25,456	20,509
Payment for modification of warrants	(4,500)	—

Net cash provided by financing activities	20,956	12,108

Net (decrease) increase in cash and cash equivalents	(11,808)	18,103
Cash and cash equivalents at the beginning of the period	23,909	9,513

Cash and cash equivalents at the end of the period	$12,101	$27,616

Suppemental Cash Flow Information:
Cash paid during the first half of 2010 for:
Income taxes, including foreign withholding taxes	$16	$5,800

Interest	$—	$3,144

Non-cash investing and financing activities:
Issuance and extinguishment of warrant liabilities	$1,767	$6,541

Interest added to principal balance on Novartis note	$164	$249

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of June 30, 2010, the consolidated results of the Company’s operations for the three months and six months ended June 30, 2010 and 2009, and the Company’s cash flows for the six months ended June 30, 2010 and 2009. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

Liquidity and Financial Condition

On July 23, 2010, subsequent to the balance sheet date, the Company entered into a common share purchase agreement with Azimuth Opportunity, Ltd. (“Azimuth”) pursuant to which the Company obtained a committed equity line of credit under which the Company could sell up to $30 million of the Company’s registered common shares to Azimuth. In August of 2010, XOMA sold a total of 51,321,110 common shares under this facility for aggregate proceeds of $14.2 million, representing the maximum number of shares that could be sold under the facility. See Note 11: Subsequent Events for a further discussion.

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of June 30, 2010, the Company had an accumulated deficit of $821.9 million, cash and cash equivalents of $12.1 million and working capital of $4.3 million. Based on cash and cash equivalents on hand at June 30, 2010 and anticipated spending levels, funding from collaborators including a XOMA 052 corporate partnership, licensing transactions or biodefense contracts, and other sources of funding the Company believes to be available, the Company estimates that it has sufficient cash resources to meet its anticipated net cash needs through the next twelve months.

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

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the six months ended June 30, 2010, two customers represented 63% and 23% of total revenue and as of June 30, 2010, there were receivables outstanding from three customers representing 43%, 25% and 25% of the accounts receivable balance. For the six months ended June 30, 2009, three customers represented 61%, 14% and 13% of total revenues.

Recent Accounting Pronouncements

In March of 2010, Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”) was amended to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, a Company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The Company will adopt this guidance in the third quarter of 2010 on a prospective basis and does not expect the adoption will have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2009-13, Revenue Recognition Topic 605: Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”) provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will adopt this guidance on January 1, 2011 and does not expect the adoption will have a material effect on the Company’s consolidated financial statements.

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

3. Condensed Consolidated Financial Statement Detail

Comprehensive Loss

Unrealized gain on the Company’s available-for-sale securities is included in accumulated comprehensive loss. Comprehensive loss and its components for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(15,580)	$(10,210)	$(37,365)	$(3,971)
Unrealized gain on securities available-for-sale	—	—	—	2

Comprehensive loss	$(15,580)	$(10,210)	$(37,365)	$(3,969)

Net Loss Per Common Share

Basic net loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share is based on the weighted average number of common shares and other dilutive securities outstanding during the period, provided that including these dilutive securities does not increase the net loss per share.

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is anti-dilutive. The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Options for common shares	22,173	22,118	18,346	22,118
Convertible preference shares	3,818	3,818	3,818	3,818
Warrants for common shares	24,117	11,100	24,117	11,100

	50,108	37,036	46,281	37,036

For the three and six months ended June 30, 2010 and 2009, all outstanding securities were considered anti-dilutive, and therefore the calculations of basic and diluted net loss per share were the same.

Cash and Cash Equivalents

At June 30, 2010 and December 31, 2009, cash equivalents consisted of overnight deposits, money market funds and repurchase agreements with maturities of less than 90 days at the date of purchase. Cash and cash equivalent balances were recorded at fair value as follows as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$3,709	$—	$—	$3,709
Cash equivalents	8,392	—	—	8,392

Total cash and cash equivalents	$12,101	$—	$—	$12,101

	December 31, 2009
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$3,065	$—	$—	$3,065
Cash equivalents	20,844	—	—	20,844

Total cash and cash equivalents	$23,909	$—	$—	$23,909

Receivables

Receivables consisted of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Trade receivables, net	$7,950	$6,391
Other receivables	566	840

Total	$8,516	$7,231

Trade receivables at June 30, 2010 and December 31, 2009 includes $2 million related to an antibody discovery collaboration entered into in September of 2009 with Arana Therapeutics Limited, a wholly-owned subsidiary of Cephalon, Inc. (“Arana”), which is due in September of 2010, and $2 million related to an antibody discovery collaboration entered into in October of 2009 with The Chemo-Sero-Therapeutic Research Institute, a Japanese research foundation known as Kaketsuken, which is due in October of 2010.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Prepaid clinical trial expense	$721	$—
Other prepaid expenses and current assets	1,090	1,012

Total	$1,811	$1,012

Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Accrued payroll and other benefits	$2,532	$2,691
Accrued management incentive compensation	2,018	3,681
Accrued clinical trial costs	854	609
Accrued professional fees	805	767
Other	958	891

Total	$7,167	$8,639

4. Licensing, Collaborative and Other Arrangements

Takeda

In November of 2006, the Company entered into a fully-funded collaboration agreement with Takeda Pharmaceutical Company Limited (“Takeda”) for therapeutic monoclonal antibody discovery and development, which was expanded in the first quarter of 2009 to include access to multiple antibody technologies. In the first quarter of 2010, the Company received a $1 million payment from Takeda for achieving a pre-established, pre-clinical milestone under one of the Company’s discovery and development programs with Takeda. The Company recognized this milestone payment in revenue in the first quarter of 2010 in accordance with the Company’s accounting policy.

Separately, another discovery and development program with Takeda under this collaboration was discontinued following the analysis of research data. The termination resulted in the recognition of the remaining unamortized balance in deferred revenue of $1.1 million in the first quarter of 2010 pertaining to the discontinued program as no continuing performance obligations exist.

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

As a result of the workforce reduction, in the second quarter of 2009, the Company vacated one of its leased buildings and recorded a restructuring charge of $0.5 million primarily related to the net present value of the net future minimum lease payments at the cease-use date, less the estimated future sublease income. The Company is currently seeking a sublease tenant. The remaining liability related to this lease was $0.3 million and $0.4 million at June 30, 2010 and December 31, 2009, respectively.

Additionally, as a result of the workforce reduction, the Company has temporarily vacated a building in order to optimize its facility usage. As manufacturing demand increases in the future, the Company plans to resume operations at this facility. As of June 30, 2010, the Company performed an analysis of the long-lived assets related to the vacant building, with an approximate net book value of $3.8 million. Based on estimated undiscounted future cash inflows, the Company has determined that there is no current impairment relating to these assets, and will continue to assess these assets for impairment at each future reporting period.

6. Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.

A fair value hierarchy was established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that may be used to measure fair value are as follows:

•	Level 1: Quoted prices in active markets for identical assets or liabilities;

•

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following tables set forth the Company’s fair value hierarchy for its financial assets (cash equivalents) and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

Financial assets carried at fair value as of June 30, 2010 and December 31, 2009 were classified as follows (in thousands):

	Fair Value Measurements at June 30, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Repurchase agreements	$1,052	$1,052	$—	$—
Money market funds	7,340	7,340	—	—

Total	$8,392	$8,392	$—	$—

	Fair Value Measurements at December 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Repurchase agreements	$6,504	$6,504	$—	$—
Money market funds	14,340	14,340	—	—

Total	$20,844	$20,844	$—	$—

Financial liabilities carried at fair value as of June 30, 2010 and December 31, 2009 were classified as follows (in thousands):

	Fair Value Measurements at June 30, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Warrants liabilities	$4,836	$—	$—	$4,836

	Fair Value Measurements at December 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrants liabilities	$4,760	$—	$—	$4,760

As discussed in Note 2: Basis of Presentation and Significant Accounting Policies – Significant Accounting Policies, the fair value of the warrant liabilities was determined at June 30, 2010 using the Black-Scholes Model and at December 31, 2009 using the Simulation Model, both of which require inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop.

The fair value of the warrant liabilities was estimated using the following range of assumptions at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Expected volatility	79.7% -80.3%	77.0 -77.7%
Risk-free interest rate	1.8%	2.4 - 2.7%
Expected term	4.5 - 4.6 years	4.4 -5.0 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the six month period ended June 30, 2010 (in thousands):

Warrant Liabilities
Balance at December 31, 2009	$4,760
Initial fair value of warrants issued in February 2010	4,382
Reclassification of warrant liability to equity upon exercise of warrants	(2,615)
Net decrease in fair value of warrant liabilities on revaluation	(1,691)

Balance at June 30, 2010	$4,836

The net decrease in the estimated fair value of the warrant liabilities was recognized as income in the other income (expense) line of the condensed consolidated statements of operations.

The Company had long-term debt with a carrying amount of $13.5 million and $13.3 million at June 30, 2010 and December 31, 2009, respectively as further discussed below in Note 7: Long-Term Debt and Other Financings. The fair value of the Company’s debt approximated $6.2 million and $4.7 million at June 30, 2010 and December 31, 2009 based on the net present value of future payments discounted at interest rates consistent with the current borrowing rates offered to the Company.

7. Long-Term Debt and Other Financings

Long-Term Debt

Novartis Note

In May of 2005, the Company executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June of 2015. Under the note agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.75% at June 30, 2010, and is payable semi-annually in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50 million. The Company has made this election for all interest payments thus far. Loans under the note agreement are secured by the Company’s interest in the collaboration with Novartis, including any payments owed to it thereunder.

At June 30, 2010 and December 31, 2009, the outstanding principal balance under this note agreement was $13.5 million and $13.3 million. Pursuant to the terms of the arrangement as restructured in November of 2008, the Company will not make any additional borrowings on the Novartis note.

Interest expense and amortization of debt issuance costs for the Novartis note and Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”) term loan, which was repaid in September of 2009, are shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest expense
Goldman Sachs term loan	$—	$1,225	$—	$2,779
Novartis note	83	119	165	243
Other	7	—	12	—

Total interest expense	$90	$1,344	$177	$3,022

Amortization of debt issuance costs
Goldman Sachs term loan	$—	$327	$—	$417

Total amortization of debt issuance costs	$—	$327	$—	$417

Total interest expense	$90	$1,671	$177	$3,439

Other Financings

Underwritten Offering

In February of 2010, the Company completed an underwritten offering of 42 million units, with each unit consisting of one of the Company’s common shares and a warrant to purchase 0.45 of a common share, for gross proceeds of approximately $21 million, before deducting underwriting discounts and commissions and estimated offering expenses of $1.7 million. The warrants, which represent the right to acquire an aggregate of up to 18.9 million common shares, are exercisable beginning six months and one day after issuance and have a five-year term and an exercise price of $0.70 per share. As of June 30, 2010 all of these warrants were outstanding.

As discussed in Note 2: Basis of Presentation and Significant Accounting Policies–Significant Accounting Policies, the fair value of the warrants at the issuance date was estimated using the Black-Scholes Model, and the Company recorded a warrant liability of $4.4 million. The Company revalued the warrant liability at March 31, 2010 and June 30, 2010 and recorded an increase in the fair value of the warrant liability of $2.0 million and a decrease in the fair value of the warrant liability of $2.4 million, respectively, in the other income (expense) line of the Company’s condensed consolidated statement of operations.

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

In the first quarter of 2010, the holders of these warrants exercised all warrants, acquiring 5,882,353 common shares for an aggregate exercise price of $5,882.

Modification of June 2009 Warrants

In June of 2009, the Company issued warrants to certain institutional investors as part of a separate registered direct offering. The warrants represent the right to acquire an aggregate of up to 5,217,391 common shares over a five year period beginning December 11, 2009 at an exercise price of $1.30 per share. In February of 2010, the holders of these warrants agreed to amend the terms of their warrants to remove the Eliminated Adjustment Provisions and the Company made a cash payment of $4.5 million to these warrant holders, which was recorded in the other income (expense) line of the Company’s condensed consolidated statement of operations. The exercise price of these warrants remained unchanged at $1.30 per share. As of June 30, 2010 all of these warrants were outstanding.

As discussed in Note 2: Basis of Presentation and Significant Accounting Policies–Significant Accounting Policies, the warrants are recorded as a warrant liability at fair value, which, prior to amendment of the warrants, was estimated using the Simulation Model. The fair value of the warrant liability using the Simulation Model was $3.3 million on February 1, 2010, prior to amendment of the warrants, resulting in the Company recording an increase in the fair value of the warrant liability of $0.9 million in the other income (expense) line. The Company revalued the warrants at March 31, 2010 and June 30, 2010 using the Black-Scholes Model and recorded decreases in the fair value of the warrant liability of $1.9 million and $0.6 million, respectively, in the other income (expense) line.

ATM Agreement

In the third quarter of 2009, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”), with Wm Smith & Co. (“Wm Smith”), under which the Company may sell up to 25 million of its common shares from time to time through Wm Smith, as the agent for the offer and sale of the common shares. Wm Smith may sell these common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including but not limited to sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. Wm Smith may also sell the common shares in privately negotiated transactions, subject to the Company’s approval. The Company pays Wm Smith a commission equal to 3% of the gross proceeds of all common shares sold through it as sales agent under the ATM Agreement but in no event less than $0.02 per share. Shares sold under the ATM Agreement are sold pursuant to a prospectus which forms a part of a registration statement declared effective by the Securities and Exchange Commission on May 29, 2008. From the inception of the ATM Agreement through June 30, 2010, the Company sold a total of 12,990,842 common shares through Wm Smith for aggregate gross proceeds of $9.3 million, including 8,940,225 common shares sold in the first six months of 2010 for aggregate gross proceeds of $6.4 million. Total offering expenses incurred related to sales under the ATM Agreement from inception to June 30, 2010 were $0.3 million.

8. Income Taxes

Income tax expense was not material in the three and six months ended June 30, 2010.

The Company recognized $0.1 million in income tax benefit relating to refundable credits for the three months ended June 30, 2009.

The Company recognized $5.7 million in foreign income tax expense for the six months ended June 30, 2009, primarily in connection with the expansion of the Company’s existing collaboration with Takeda, which was signed in February of 2009. The Company’s effective tax rate will fluctuate from period to period due to several factors inherent in the nature of the Company’s operations and business transactions. The factors that most significantly impact this rate include the variability of licensing transactions in foreign jurisdictions.

9. Share-Based Compensation

In March of 2010, the Board of Directors of the Company approved a company-wide grant of an aggregate of 12,987,100 share options. This grant included 12,840,100 options that were issued as part of the Company’s annual incentive compensation review, of which 8,950,000 options were granted subject to shareholder approval of an increase in the number of shares available under the Company’s existing share option plans. These options are not included in the options outstanding or granted disclosures or in share-based compensation expense as shareholder approval was not obtained by June 30, 2010 and therefore they were not deemed granted for accounting purposes. On July 21, 2010 shareholder approval was obtained at the Company’s annual general meeting of shareholders. A cumulative adjustment estimated at $0.6 million will be recorded in the third quarter of 2010 to reflect share-based compensation expense that would have been recorded from grant date to July 20, 2010. This estimated adjustment is based on the fair value of these options at the date of shareholder approval and calculated using the closing share price on that date. The remaining assumptions included in the calculation were the same assumptions used for the second quarter option grants. The options granted as part of this annual incentive compensation review will vest monthly over four years.

As previously disclosed, the options granted in February of 2009 as part of the annual incentive compensation review include an acceleration clause based on meeting certain performance measures. When management determined that it was probable that the performance measures would be achieved, the Company accelerated expense recognition in the third quarter of 2009 related to these options, with an estimated implicit service period of two years from the grant date.

As of June 30, 2010, the Company had approximately 5.3 million common shares reserved for future grant under its share option plans and Employee Share Purchase Plan (“ESPP”), excluding the 9.0 million options granted subject to shareholder approval, as discussed above.

The following table shows share-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development	$629	$399	$1,086	$951
Selling, general and administrative	490	457	995	934

Total share-based compensation expense	$1,119	$856	$2,081	$1,885

The valuation of share-based compensation awards is determined using the Black-Scholes Model. This model requires inputs such as the expected term of the option, expected volatility and risk-free interest rate. Further, the forfeiture rate also affects the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of the expected term, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on United States Treasury zero-coupon issues. The fair value of share-based awards was estimated based on the following weighted average assumptions for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Dividend yield	0%	0%	0%	0%
Expected volatility	79%	79%	79%	74%
Risk-free interest rate	1.80%	2.66%	2.52%	1.81%
Expected life	5.6 years	5.6 years	5.6 years	5.6 years

Share option activity for the six months ended June 30, 2010 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2009	22,801,533	$2.56
Granted	4,488,600	0.49
Exercised	(292)	0.56
Forfeited, expired or cancelled	(1,640,632)	2.74

Options outstanding at June 30, 2010	25,649,209	$2.19	7.48	$—

Options exercisable at June 30, 2010	13,923,058	$2.98	6.45	$—

The total intrinsic value of the options exercised for the six months ended June 30, 2010 was not material.

At June 30, 2010, there was $5.8 million of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 2.6 years.

10. Legal Proceedings, Commitments and Contingencies

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, the Company and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of pending cases to thirty-seven. All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs’ treatment with RAPTIVA®. The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to this matter. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

There were no developments material to XOMA in the United States Bankruptcy Court proceedings involving Aphton Corporation (described in XOMA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009) during the six months ended June 30, 2010.

11. Subsequent Events

Equity Line of Credit

On July 23, 2010, XOMA entered into a common share purchase agreement (the “Purchase Agreement”) with Azimuth, pursuant to which XOMA obtained a committed equity line of credit facility (the “Facility”) under which it could sell up to $30 million of its registered common shares to Azimuth over a 12-month period, subject to certain conditions and limitations. The Purchase Agreement provided that XOMA could determine, in its sole discretion, the timing, dollar amount and floor price per share of each draw down under the Facility, subject to certain conditions and limitations and that the number and price of shares sold in each draw down were generally to be determined by a contractual formula designed to approximate fair market value, less a discount. The Purchase Agreement also provided that from time to time and in XOMA’s sole discretion, XOMA could grant Azimuth the right to exercise one or more options to purchase additional common shares during each draw down pricing period for the amount of shares based upon the maximum option dollar amount and the option threshold price specified by XOMA. XOMA also agreed to issue approximately 1.7 million common shares to Azimuth upon execution of the agreement relating to the Facility, in consideration of Azimuth’s execution and delivery of that agreement. Shares under the Facility and the shares XOMA agreed to issue to Azimuth upon execution of the agreement relating to the Facility were sold pursuant to a prospectus which forms a part of a registration statement declared effective by the Securities and Exchange Commission on May 29, 2008. In August of 2010, XOMA sold a total of 51,321,110 common shares under the Facility for aggregate gross proceeds of $14.2 million, representing the maximum number of shares that could be sold under the Facility.

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

We have established on-going technology licensing programs for certain of our proprietary technologies, which have attracted numerous significant licensees including Bayer Healthcare AG, Johnson & Johnson (formerly Centocor, Inc.), Merck & Co., Inc. (“Merck”), Pfizer Inc. and Takeda Pharmaceutical Company Limited (“Takeda”). We have a premier antibody discovery and development platform that includes multiple antibody discovery or phage display libraries that increase our ability and that of our collaboration partners to discover new therapeutic antibodies. Once an antibody is discovered, we use a number of proprietary technologies including our Human Engineering™, affinity maturation, bacterial cell expression and manufacturing technologies to enhance and improve the qualities of the antibodies for efficacy, safety, stability, productivity and cost. Some of XOMA’s technologies are used widely across the industry and have generated significant revenues for the company. For example, bacterial cell expression technology is a key biotechnology for the discovery and manufacture of antibodies and other proteins. Thus far, 60 pharmaceutical and biotechnology companies have signed bacterial cell expression licenses with us, and a number of licensed product candidates are in clinical development.

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

Significant Developments in 2010

Proprietary Pipeline

•

In June of 2010, we reached the enrollment goal of 325 patients for Phase 2b dose-ranging clinical trial of XOMA 052 in Type 2 diabetes patients. Enrollment has been completed with a total of 421 patients. This and other clinical trials are designed to further evaluate the use of multiple dose regimens on the safety, pharmacodynamics and efficacy of XOMA 052 in cardiometabolic and other diseases, and based on positive results, to select doses for pivotal Phase 3 studies.

•

In June of 2010, we reported positive clinical results from a pilot clinical trial evaluating XOMA 052 in uveitis of Behcet’s disease, demonstrating rapid improvement in vision-threatening disease exacerbations in all seven treated patients. The results were reported at the Annual Congress of the European League Against Rheumatism.

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

Collaboration Revenue

•	In the first quarter of 2010, we received a $1.0 million payment from Takeda for achieving a pre-established, pre-clinical milestone under our collaboration agreement.

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

•

In the first half of 2010, we sold 8,940,225 common shares through Wm Smith & Co. (“Wm Smith”), under our At Market Issuance Sales Agreement dated July 14, 2009 (the “ATM Agreement”), for aggregate gross proceeds of $6.4 million. See Liquidity and Capital Resources – ATM Agreement for a further discussion.

•

On July 23, 2010, we entered into a common share purchase agreement with Azimuth Opportunity, Ltd. (“Azimuth”) pursuant to which we obtained a committed equity line of credit under which we could sell up to $30 million of our registered common shares to Azimuth. In August of 2010, we sold a total of 51,321,110 common shares under this facility for aggregate proceeds of $14.2 million, representing the maximum number of shares that could be sold under this facility. See Liquidity and Capital Resources – Equity Line of Credit for a further discussion.

Other

•

In March of 2010, we received a Staff Determination letter from The NASDAQ Stock Market LLC (“NASDAQ”) indicating that we have not regained compliance with the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market, pursuant to NASDAQ Listing Rule 5450(a)(1). As a result, our common shares would have been subject to delisting from The NASDAQ Global Market unless we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) to present our plan for regaining compliance, which we did. On June 15, 2010, the Panel granted our request for an extension of time, as permitted under NASDAQ’s Listing Rules, to comply with the $1.00 per share minimum bid price requirement for continued listing. In accordance with the Panel’s decision, on or before September 13, 2010, we must evidence a closing bid price of $1.00 or more for a minimum of ten consecutive trading days or our common shares will be subject to delisting from the NASDAQ Global Market. Under NASDAQ’s rules, this date represents the maximum length of time that a Panel may grant to regain compliance. At our annual general meeting of shareholders on July 21, 2010, our shareholders authorized the Board of Directors to effect a share consolidation, or reverse stock split, of our common shares at any time on or before July 21, 2011 at a ratio within a range of 1 for 2 to 1 for 15, as determined by the Board in its sole discretion.

Results of Operations

Revenues

Total revenues for the three and six months ended June 30, 2010, and 2009, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
License and collaborative fees	$150	$155	$339	$27,855
Contract and other revenue	5,481	7,576	12,292	14,974
Royalties	311	1,975	513	6,581

Total revenues	$5,942	$9,706	$13,144	$49,410

License and collaborative fee revenue includes fees and milestone payments related to the out-licensing of our products and technologies. The decrease in license and collaborative fee revenue for the six months ended June 30, 2010, as compared to the same period of 2009, was primarily due to $27.5 million in revenue recognized in the first quarter of 2009 related to the expansion of our collaboration agreement with Takeda to provide Takeda with access to multiple antibody technologies. The generation of future revenue related to license fees and other collaborative arrangements is dependent on our ability to attract new licensees to our antibody and bacterial cell expression technologies and new collaboration partners. Depending on whether and when we obtain new licensees and collaboration partners, we expect to experience a decline in these revenues for 2010 from 2009 levels.

Contract and other revenue decreased by $2.1 million and $2.7 million for the three and six months ended June 30, 2010 as compared to the same periods of 2009. This revenue includes agreements where we provide contracted research and development and manufacturing services to our collaboration partners, including NIAID, Takeda and Merck/Schering-Plough. The decrease in contract and other revenue for the three months ended June 30, 2010 was primarily due to decreases in revenue from our Merck/Schering-Plough contract of $3.7 million and from our Takeda contract of $1.1 million. These decreases are a result of the cessation of certain Merck/Schering-Plough programs in 2009 and certain Takeda programs in both 2009 and 2010. In addition, revenue from our Novartis contract decreased by $0.4 million in the second quarter of 2010, as compared to the same period of 2009, due to the completion of work under this agreement in the third quarter of 2009, and contract revenue related to our NIAID Contract No. HHSN26620060008C/N01-A1-60008 (“NIAID 2”) decreased by $0.5 million in the second quarter of 2010, as a result of our nearing the end of the contract term. These decreases were partially offset by an increase in contract revenue related to work performed under our contract with NIAID Contract No. HHSN272200800028C (“NIAID 3”) of $3.9 million.

The decrease in contract and other revenue for the six months ended June 30, 2010 was primarily due to a decrease in revenue on our Merck/Schering-Plough contract of $5.8 million, as a result of the cessation of certain programs in 2009, and a decrease in revenue on our Novartis contract of $2.4 million, due to the completion of work under this agreement in the third quarter of 2009. In addition, contract revenue related to our NIAID 2 contract decreased by $0.9 million in the first half of 2010, as a result of our nearing the end of the contracted service arrangement. These decreases were partially offset by an increase in contract revenue related to work performed under our NIAID 3 contract of $6.3 million.

Based on expected increases in revenue related to our NIAID 3 contract and our subcontract awards from SRI International, partially offset by decreases in contract revenue from other collaboration partners, we expect contract and other revenue in 2010 to remain comparable to 2009 levels or to slightly increase, depending on the timing and level of revenue generating activity.

Revenue from royalties decreased by $1.7 million and $6.1 million for the three and six months ended June 30, 2010, compared to the same periods of 2009, primarily due to the sale of our LUCENTIS® royalty interest to Genentech, Inc., a wholly-owned member of the Roche Group (referred to herein as “Genentech”) in the third quarter of 2009 and the cessation of royalties earned from sales of RAPTIVA® in the second quarter of 2009. RAPTIVA® was withdrawn from the commercial drug markets in the first half of 2009. Royalties earned from sales of LUCENTIS® and RAPTIVA® during the three and six months ended June 30, 2009 were $1.8 million and $6.4 million.

Royalties earned from sales of CIMZIA® were $0.3 million and $0.5 million for the three and six months ended June 30, 2010. We receive royalties on U.S. sales of CIMZIA® for the treatment of Crohn’s disease and on U.S. and Canadian sales of CIMZIA® for the treatment of moderate-to-severe rheumatoid arthritis in adults. Royalties earned from sales of CIMZIA® for the three and six months ended June 30, 2009 were $0.1 million. We expect royalty revenue from sales of CIMZIA® to increase in 2010.

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

Research and development expenses were $19.3 million and $36.9 million for the three and six months ended June 30, 2010, compared with $13.5 million and $30.0 million for the same periods of 2009. The increase of $5.8 million and $6.9 million for the three and six months ended June 30, 2010, as compared to the same periods in 2009, was primarily due to increased spending on XOMA 052 related to the Phase 2 clinical program and spending on NIAID 3 due to increased activity under the contract. Partially offsetting these increases in spending were decreases in spending on Merck/Schering-Plough and Takeda-related contract activities due to the cessation of certain discovery and development programs. In addition, there was decreased spending on Novartis-related contract activities due to the completion of work under agreement in the third quarter of 2009.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $7.3 million and $14.4 million in research and development salaries and employee-related expenses for the three and six months ended June 30, 2010, as compared with $6.1 million and $13.8 million for the same periods of 2009. The increases of $1.2 million and $0.6 million for the three and six months ended June 30, 2010, were primarily due to higher salaries and related personnel costs in connection with increased manufacturing activities and work related to NIAID 3. See Results of Operations: Share-Based Compensation for discussion of our share-based compensation expense.

Our research and development activities can be divided into earlier stage programs and later stage programs. Earlier stage programs include molecular biology, process development, pilot-scale production and preclinical testing. Also included in earlier stage programs are costs related to excess manufacturing capacity, which we expect will continue to decrease in 2010 due to the consolidation of facilities. Later stage programs include clinical testing, regulatory affairs and manufacturing clinical supplies. The costs associated with these programs approximate the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Earlier stage programs	$12,566	$10,073	$23,740	$23,063
Later stage programs	6,780	3,434	13,193	6,965

Total	$19,346	$13,507	$36,933	$30,028

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements approximate the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Internal projects	$14,838	$10,350	$28,524	$19,933
Collaborative and contract arrangements	4,508	3,157	8,409	10,095

Total	$19,346	$13,507	$36,933	$30,028

For the three and six months ended June 30, 2010, our largest development program (XOMA 052) accounted for more than 30% but less than 40% of our total research and development expense, and one other development program (NIAID) accounted for more than 20% but less than 30% of our total research and development expense. All remaining development programs accounted for less than 10% of our total research and development expense for the three and six months ended June 30, 2010. For the three and six months ended June 30, 2009, our largest development program (XOMA 052) accounted for more than 20% but less than 30% of our total research and development expense. For the three months ended June 30, 2009, one development program (NIAID) accounted for more than 10% but less than 20% of our total research and development expense, and for the six months ended June 30, 2009, two development programs (NIAID and Novartis) accounting for more than 10% but less than 20% of our total research and development expense.

We expect our research and development spending in 2010 will continue to increase due to the initiation of our Phase 2 clinical program for XOMA 052 in Type 2 diabetes and in support of our biodefense contracts. We continue ongoing discussions with a number of companies for a corporate partnership to develop and commercialize XOMA 052.

Future research and development spending may be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. Selling, general and administrative expenses were $5.0 million and $10.6 million for the three and six months ended June 30, 2010, compared with $5.7 million and $11.8 million for the same periods of 2009. The decrease of $0.7 million and 1.2 million for the three and six months ended June 30, 2010, as compared to the same period of 2009, is due to a decrease in salaries and related personnel costs primarily as a result of the workforce reduction in the first quarter of 2009, and other decreases due to our continued focus on cost control.

Restructuring Charges

On January 15, 2009, we announced a workforce reduction of approximately 42%. As part of this workforce reduction, we recorded a charge of $3.3 million in the first six months of 2009 related to severance, other termination benefits and outplacement services, which were fully paid by the end of 2009. There were no additional employee-related restructuring charges in connection with this workforce reduction.

As a result of the workforce reduction, we temporarily vacated a building in order to optimize our facility usage. As manufacturing demand increases in the future, we plan to resume operations at this facility. As of June 30, 2010, we performed an analysis of the long-lived assets related to the vacant building, with an approximate net book value of $3.8 million. Based on estimated undiscounted future cash inflows, we have determined that there is no current impairment relating to these assets, and will continue to assess these assets for impairment at each future reporting period.

Other Income (Expense)

Interest expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2010 compared to $1.7 million and $3.4 million for the same periods of 2009. The decreases in interest expense of $1.6 million and $3.2 million for the three and six months ended June 30, 2010, as compared to the same periods of 2009, was primarily due to the repayment in full of the term loan facility with Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”) in September of 2009.

Other income (expense) was $3.0 million and ($2.8) million for the three and six months ended June 30, 2010, compared to $1.1 million for the same periods of 2009. The increase in other income for the three months ended June 30, 2010 was due to a $3.0 million gain as a result of the revaluation of our warrant liabilities, partially offset by a $1.1 million gain from the revaluation of our warrant liabilities in the same period of 2009.

Other expense recorded in the first half of 2010 was related to the loss associated with the $4.5 million paid in the first quarter of 2010 to the holders of warrants issued in June of 2009, upon modification of the terms, partially offset by net gains of $1.7 million recognized relating to the revaluation of our warrant liabilities during the first half of 2010 and a $1.1 million net gain from the revaluation of our warrant liabilities in the same period of 2009.

See Results of Operations: Warrant Liabilities below for additional disclosure.

Warrant Liabilities

In February of 2010, we issued warrants to purchase 18,900,000 of XOMA’s common shares in connection with an underwritten offering, as further discussed below in Liquidity and Capital Resources: Underwritten Offering. We have accounted for the warrants issued in February of 2010 as a liability at fair value as further discussed below in Critical Accounting Estimates: Warrant Liabilities. The fair value of the warrant liability at issuance date was estimated using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) and we recorded a warrant liability of $4.4 million. We revalued the warrant liability at March 31, 2010 and June 30, 2010 and recorded an increase in the fair value of the warrant liability of $2.0 million and a decrease in the fair value of the warrant liability of $2.4 million, respectively in the other income (expense) line of the Company’s condensed consolidated statement of operations. As of June 30, 2010 all of these warrants were outstanding.

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

Prior to amendment, we recorded the warrants issued in May of 2009 as a liability at fair value due to the Eliminated Adjustment Provisions and certain other provisions as further discussed below in Critical Accounting Estimates: Warrant Liabilities, which was estimated using the Monte Carlo Simulation Model (“Simulation Model”). The fair value of the warrant liability was $2.9 million on February 1, 2010, prior to amendment of the warrants, resulting in an increase in the fair value of the warrant liability of $0.5 million which we recorded in other income (expense). Subsequent to amendment of the warrant terms, on February 2, 2010, the fair value of the warrant liability using the Black-Scholes Model was $2.6 million, resulting in a decrease in the fair value of the warrant liability of $0.3 million which we recorded in other income (expense). In the first quarter of 2010, the holders of these warrants exercised all warrants, acquiring 5,882,353 common shares for an aggregate exercise price of $5,882.

In June of 2009, we issued warrants to certain institutional investors as part of a separate registered direct offering. The warrants represent the right to acquire an aggregate of up to 5,217,391 common shares over a five year period beginning December 11, 2009 at an exercise price of $1.30 per share. In February of 2010, the holders of these warrants agreed to amend the terms of their warrants to remove the Eliminated Adjustment Provisions and we made a cash payment of $4.5 million to these warrant holders, which was recorded in other income (expense). The exercise price of these warrants remained unchanged at $1.30 per share. As of June 30, 2010 all of these warrants were outstanding.

Prior to amendment, we recorded the warrants issued in June of 2009 as a liability at fair value due to the Eliminated Adjustment Provisions and certain other provisions as further discussed below in Critical Accounting Estimates: Warrant Liabilities, which was estimated using the Simulation Model. The fair value of the warrant liability was $3.3 million on February 1, 2010, prior to amendment of the warrants, resulting in an increase in the fair value of the warrant liability of $0.9 million which we recorded in other income (expense). We revalued the warrants at March 31, 2010 and June 30, 2010 using the Black-Scholes Model and recorded decreases in the fair value of the warrant liability of $1.9 million and $0.6 million in the other income (expense) line.

Income Taxes

Income tax expense was not material for the three and six months ended June 30, 2010.

We recognized $0.1 million in income tax benefit for the three months ended June 30, 2009 relating to refundable credits. We recognized $5.7 million in income tax expense for the six months ended June 30, 2009 primarily related to $5.8 million in foreign income tax, in connection with the expansion in February of 2009 of our existing collaboration with Takeda. We were paid a $29 million expansion fee, of which $5.8 million was withheld for payment to the Japanese taxing authority.

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

We did not have unrecognized tax benefits as of June 30, 2010 and do not expect this to change significantly over the next twelve months. In accordance with ASC 740, we will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2010, we have not accrued interest or penalties related to uncertain tax positions.

Share-Based Compensation

In March of 2010, our Board of Directors approved a company-wide grant of an aggregate of 12,987,100 share options. This grant included 12,840,100 options that were issued as part of our annual incentive compensation review, of which 8,950,000 options were granted subject to shareholder approval of an increase in the number of shares available under our existing share option plans. These options are not included in the options outstanding or granted disclosures or in share-based compensation expense as shareholder approval was not obtained by June 30, 2010 and therefore they were not deemed granted for accounting purposes. On July 21, 2010 shareholder approval was obtained at our annual general meeting of shareholders. A cumulative estimated adjustment of $0.6 million will be recorded in the third quarter of 2010 to reflect share-based compensation expense that would have been recorded from grant date to July 20, 2010. This estimated adjustment is based on the fair value of these options at the date of shareholder approval and calculated using the closing share price on that date. The remaining assumptions included in the calculation were the same used for the second quarter option grants. The options granted as part of this annual incentive compensation review will vest monthly over four years.

For the three and six months ended June 30, 2010, we recognized $1.1 million and $2.1 million in share-based compensation expense, compared with $0.9 million and $1.9 million for the same periods of 2009. As of June 30, 2010, there was $5.8 million of unrecognized share-based compensation expense related to unvested shares with a weighted average remaining recognition period of 2.6 years.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2010 were $12.1 million compared with $23.9 million at December 31, 2009. Net cash used in operating activities was $32.5 million for the six months ended June 30, 2010, compared with net cash provided by operations of $1.4 million for the same period in 2009. The decrease in cash provided by operations for the six months ended June 30, 2010, as compared to same period of 2009, was primarily due to a decrease in revenue receipts for license and collaborative fees and royalties and an increase in spending on XOMA 052 related to the Phase 2 clinical program. In the first six months of 2009, we received $23.2 million related to the expansion of our existing collaboration with Takeda and recognized royalty revenue from sales of LUCENTIS® and RAPTIVA® of $6.4 million.

In addition, receivables and related party and other receivables increased by $1.3 million for the six months ended June 30, 2010 primarily a result of increased activity related to NIAID 3 and deferred revenue decreased by $2.0 million primarily due to a decline in advance billings resulting from decreased activity under our collaboration contracts and the accelerated recognition of the remaining $1.1 million of the unamortized balance in deferred revenue pertaining to a discontinued discovery and development program under our collaboration with Takeda.

Comparatively, for the six months ended June 30, 2009, receivables decreased by $10.4 million due to a decline in contract and royalty revenues, and accrued liabilities increased in the first half of 2009 by $3.0 million related to restructuring charges, the accrual of the 2009 employee bonus and costs accrued relating to the expansion of our existing collaboration with Takeda. These increases in cash were partially offset by a decrease in deferred revenue of $7.3 million at June 30, 2009 related to a decline in advance billings and the recognition of the remaining deferred revenue related to upfront fees received for terminated programs with Merck/Schering Plough. In addition, the accounts payable balance decreased by $5.4 million at June 30, 2009 related to the pay down of the balance in the period.

Net cash used in investing activities was $0.3 million for the six months ended June 30, 2010, compared with net cash provided by investing activities of $4.6 million for the same period of 2009. Cash used in investing activities for the six months ended June 30, 2010 consisted of purchases of fixed assets. Net cash provided by investing activities of $4.6 million for the six months ended June 30, 2009 primarily consisted of a decrease in the restricted cash balance of $3.5 million due to a principal and interest payment made in April 2009 on our loan facility with Goldman Sachs, offset by funds received from our royalty streams. Cash received from our royalty streams was held in a restricted cash account for payment of interest due on our Goldman Sachs loan facility on April 1 and October 1 of each year. In addition, we received proceeds from maturities of investments of $1.3 million in the first six months of 2009.

Net cash provided by financing activities was $21.0 million for the six months ended June 30, 2010, compared with $12.1 for the same period of 2009. Cash provided by financing activities in the first half of 2010 related to proceeds received from the issuance of common shares of $25.5 million, partially offset by $4.5 million paid to the holders of warrants issued in June of 2009 upon modification of the terms. Cash provided by financing activities in the first half of 2009 relates to proceeds received from the issuance of common shares of $20.5 million, offset by principal repayments of our loan with Goldman Sachs of $8.4 million.

Novartis Note

In May of 2005, we executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June of 2015. Under the note agreement, we borrowed semi-annually to fund up to 75% of our research and development and commercialization costs under our collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.75% at June 30, 2010, and is payable semi-annually in June and December of each year. At our election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50 million. We have made this election for all interest payments thus far. Loans under the note agreement are secured by our interest in the collaboration with Novartis, including any payments owed to us thereunder.

At June 30, 2010 and December 31, 2009, the outstanding principal balance under this note agreement was $13.5 million and $13.3 million and, pursuant to the terms of the arrangement as restructured in November of 2008, we will not make any additional borrowings on the Novartis note.

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

ATM Agreement

In the third quarter of 2009, we entered into the ATM Agreement, under which we may sell up to 25 million of our common shares from time to time through Wm Smith, as the agent for the offer and sale of the common shares. Wm Smith may sell these common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including but not limited to sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. Wm Smith may also sell the common shares in privately negotiated transactions, subject to our approval. We pay Wm Smith a commission equal to 3% of the gross proceeds of all common shares sold through it as sales agent under the ATM Agreement but in no event less than $0.02 per share. Shares sold under the ATM Agreement are sold pursuant to a prospectus which forms a part of a registration statement declared effective by the Securities and Exchange Commission on May 29, 2008. From the inception of the ATM Agreement through June 30, 2010, the Company sold a total of 12,990,842 common shares through Wm Smith for aggregate gross proceeds of $9.3 million, including 8,940,225 common shares sold in the first six months of 2010 for aggregate gross proceeds of $6.4 million. Total offering expenses related to these sales from inception to June 30, 2010 were $0.3 million. From July 1, 2010 through August 9, 2010, 3,691,137 additional common shares were sold through Wm Smith for aggregate gross proceeds of $1.4 million. Total offering expenses related to these sales from July 1, 2010 to August 9, 2010 were $0.1 million.

Net proceeds from the underwritten offering and sales under the ATM Agreement were used to make a $4.5 million payment to holders of the June 2009 warrants and are being used to continue development of our XOMA 052 product candidate and for other working capital and general corporate purposes.

Equity Line of Credit

On July 23, 2010, we entered into a common share purchase agreement (the “Purchase Agreement”) with Azimuth, pursuant to which we obtained a committed equity line of credit facility (the “Facility”) under which we could sell up to $30 million of our registered common shares to Azimuth over a 12-month period, subject to certain conditions and limitations. The Purchase Agreement provided that we could determine, in our sole discretion, the timing, dollar amount and floor price per share of each draw down under the Facility, subject to certain conditions and limitations and that the number and price of shares sold in each draw down were generally to be determined by a contractual formula designed to approximate fair market value, less a discount. The Purchase Agreement also provided that from time to time and in our sole discretion, we could grant Azimuth the right to exercise one or more options to purchase additional common shares during each draw down pricing period for the amount of shares based upon the maximum option dollar amount and the option threshold price specified by us. We also agreed to issue approximately 1.7 million common shares to Azimuth upon execution of the agreement relating to the Facility, in consideration of Azimuth’s execution and delivery of that agreement. Shares under the Facility and the shares we agreed to issue to Azimuth upon execution of the agreement relating to the Facility were sold pursuant to a prospectus which forms a part of a registration statement declared effective by the Securities and Exchange Commission on May 29, 2008. In August of 2010, we sold a total of 51,321,110 common shares under the Facility for aggregate gross proceeds of $14.2 million, representing the maximum number of shares that could be sold under the Facility. As a result, the Facility is no longer in effect, and no additional shares can be issued thereunder.

*            *             *

We have incurred significant operating losses and negative cash flows from operations since our inception. At June 30, 2010, we had an accumulated deficit of $821.9 million, cash and cash equivalents of $12.1 million and working capital of $4.3 million. During the remainder of 2010, we expect to continue using our cash and cash equivalents to fund ongoing operations. Additional licensing, antibody discovery and development collaboration agreements, government funding and financing arrangements may positively impact our cash balances. Based on our cash reserves and anticipated spending levels, funding from collaborators including a XOMA 052 corporate partnership, licensing transactions or biodefense contracts, and other sources of funding we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through the next twelve months. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms.

For a further discussion of the risks related to our business and their effects on our cash flow and ability to raise new funding on acceptable terms, see Part II — Item 1A: Risk Factors.

Critical Accounting Estimates

Critical accounting estimates are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, revenue recognition, long-lived assets, warrant liabilities and share-based compensation to be critical policies. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2010, except as noted below, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 11, 2010, as amended on April 30, 2010.

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

After amendment on February 2, 2010, we continued to account for the warrants issued in May and June of 2009 as liabilities at fair value, due to the Change of Control Provisions. With the removal of the Eliminated Adjustment Provisions, the fair value of the warrants is now estimated using the Black-Scholes Model. The assumptions used in the Black-Scholes Model are reviewed on a quarterly basis and changes in the estimated fair value of the outstanding warrants are recognized in other income (expense). As of March 31, 2010, all warrants issued in May of 2009 had been exercised and the related liability was fully extinguished and reclassified to additional paid-in capital.

Forward-Looking Information and Cautionary Factors That May Affect Future Results

Certain statements contained herein related to the sufficiency of our cash resources and our ability to enter into a collaborative arrangement with respect to XOMA 052, as well as other statements related to current plans for product development and existing and potential collaborative and licensing relationships, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, the period for which our cash resources are sufficient could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated, if anticipated revenue or cost sharing arrangements do not materialize, or if funds are not otherwise available on acceptable terms; and, we may not be able to enter into a collaborative arrangement with respect to XOMA 052 on acceptable terms within the timeframes anticipated or at all. These and other risks, including those related to inability to comply with NASDAQ’s continued listing requirements; the generally unstable nature of current economic and financial market conditions; the results of discovery research and preclinical testing; the timing or results of pending and future clinical trials (including the design and progress of clinical trials; safety and efficacy of the products being tested; action, inaction or delay by the FDA, European or other regulators or their advisory bodies; and analysis or interpretation by, or submission to, these entities or others of scientific data); changes in the status of existing collaborative relationships; the ability of collaborators and other partners to meet their obligations; our ability to meet the demand of the United States government agency with which we have entered our government contracts; competition; market demands for products; scale-up and marketing capabilities; availability of additional licensing or collaboration opportunities; international operations; share price volatility; our financing needs and opportunities; uncertainties regarding the status of biotechnology patents; uncertainties as to the costs of protecting intellectual property; and risks associated with our status as a Bermuda company, are described in more detail in Part II — Item 1A: Risk Factors.

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

The following table presents the amounts and related weighted average interest rates of our cash and cash equivalents at June 30, 2010 and December 31, 2009 (in thousands, except interest rates):

	Maturity	Carrying Amount (in thousands)	Fair Value (in thousands)	Average Interest Rate
June 30, 2010
Cash and cash equivalents	Daily to 90 days	$12,101	$12,101	0.08%
December 31, 2009
Cash and cash equivalents	Daily to 90 days	$23,909	$23,909	0.38%

As of June 30, 2010, we have an outstanding principal balance on our note with Novartis of $13.5 million, which is due in 2015. The interest rate on this note is charged at a rate of USD six-month LIBOR plus 2%, which was 2.75% at June 30, 2010. No further borrowing is available under this facility.

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

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, the Company and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of pending cases to thirty-seven. All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs’ treatment with RAPTIVA®. The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to this matter. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

There were no developments material to XOMA in the United States Bankruptcy Court proceedings involving Aphton Corporation (described in XOMA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009) during the six months ended June 30, 2010.

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

Based on our cash reserves and anticipated spending levels, revenue from collaborations including a XOMA 052 corporate partnership, licensing transactions or biodefense contracts, and other sources of funding we believe to be available, we believe that we have sufficient cash resources to meet our anticipated net cash needs through the next twelve months. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. As a result, we do not know when or whether:

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

Volatility in the financial markets has also created liquidity problems in investments previously thought to bear a minimal risk. For example, money market fund investors, including us, have in the past been unable to retrieve the full amount of funds, even in highly-rated liquid money market accounts, upon maturity. Although as of June 30, 2010, we have received the full amount of proceeds from money market fund investments, an inability to retrieve funds from money market and similar short-term investments as they mature in the future could have a material and adverse impact on our business, results of operations and cash flows.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since June 30, 2010 no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives.

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

In March of 2010, we received a Staff Determination letter from The NASDAQ Stock Market LLC (“NASDAQ”) indicating that we have not regained compliance with the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market, pursuant to NASDAQ Listing Rule 5450(a)(1). As a result, our common shares would have been subject to delisting from The NASDAQ Global Market unless we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) to present our plan for regaining compliance, which we did. On June 15, 2010, the Panel granted our request for an extension of time, as permitted under NASDAQ’s Listing Rules, to comply with the $1.00 per share minimum bid price requirement for continued listing. In accordance with the Panel’s decision, on or before September 13, 2010, we must evidence a closing bid price of $1.00 or more for a minimum of ten consecutive trading days or our common shares will be subject to delisting from the NASDAQ Global Market. At our annual general meeting of shareholders on July 21, 2010, our shareholders authorized the Board of Directors to effect a share consolidation, or reverse stock split, of our common shares at any time on or before July 21, 2011 at a ratio within a range of 1 for 2 to 1 for 15, as determined by the Board in its sole discretion. Even if our Board implements a reverse stock split, we cannot be sure that our share price will comply with the requirements for continued listing of our common shares on The NASDAQ Global Market in the future. If our common shares lose their status on The NASDAQ Global Market and we are not successful in obtaining a listing on The NASDAQ Capital Market, our common shares would likely trade in the over-the-counter market.

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

We have experienced significant losses and, as of June 30, 2010, we had an accumulated deficit of $821.9 million.

For the three months ended June 30, 2010, we had a net loss of approximately $15.6 million or $0.06 per common share (basic and diluted). For the three months ended June 30, 2009, we had a net loss of approximately $10.2 million or $0.07 per common share (basic and diluted).

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

We are authorized to issue, without shareholder approval, 1,000,000 preference shares, of which 2,959 were issued and outstanding as of August 9, 2010, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common shares. In addition, we are authorized to issue, generally without shareholder approval, up to 700,000,000 common shares, of which 317,926,663 were issued and outstanding as of August 9, 2010. If we issue additional equity securities, the price of our common shares may be materially and adversely affected.

As announced in the third quarter of 2009, we have entered into an At Market Issuance Sales Agreement, with Wm Smith & Co. (“Wm Smith”), under which we may sell up to 25 million of our common shares from time to time through Wm Smith, as the agent for the offer and sale of the common shares. Wm Smith may sell these common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including but not limited to sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. Wm Smith may also sell the common shares in privately negotiated transactions, subject to our approval. From the inception of this agreement through June 30, 2010, we sold a total of 12,990,842 common shares through Wm Smith for aggregate gross proceeds of $9.3 million. From July 1, 2010 through August 9, 2010, 3,691,137 additional common shares were sold through Wm Smith for aggregate gross proceeds of $1.3 million.

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

On July 23, 2010, we entered into a common share purchase agreement with Azimuth Opportunity, Ltd. (“Azimuth”), pursuant to which we obtained a committed equity line of credit facility under which we could sell up to $30 million of our registered common shares to Azimuth over a 12-month period, subject to certain conditions and limitations. In August of 2010, we sold a total of 51,321,110 common shares under this facility for aggregate proceeds of $14.2 million, representing the maximum number of shares that could be sold under this facility.

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

There can be no assurance that the market price of our common shares will not decline below its present market price or that there will be an active trading market for our common shares. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. We have experienced significant volatility in the price of our common shares. From January 1, 2010 through August 9, 2010, our share price has ranged from a high of $0.840 to a low of $0.276. Factors contributing to such volatility include, but are not limited to:

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

•

We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 50 companies. As of June 30, 2010, we were aware of two antibody products manufactured using this technology that have received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular wet age-related macular degeneration and UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis. In the third quarter of 2009, we sold our LUCENTIS® royalty interest to Genentech.

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

XOMA 052

We have initiated clinical testing of XOMA 052, a potent anti-inflammatory monoclonal antibody targeting IL-1 beta, in Type 2 diabetes patients and cardiovascular disease patients. Other companies are developing other products based on the same or similar therapeutic targets as XOMA 052 and these products may prove more effective than XOMA 052. We are aware that:

•

In June of 2009, Novartis announced it had received U.S. marketing approval for Ilaris® (canakinumab), a fully-human monoclonal antibody targeting IL-1 beta, to treat children and adults with Cryopyrin-Associated Periodic Syndromes (“CAPS”). In October of 2009, Novartis announced that Ilaris® had been approved in the European Union for CAPS. Canakinumab is also in clinical trials in Type 2 diabetes, chronic obstructive pulmonary disorder, certain forms of gout and systemic juvenile rheumatoid arthritis. In June of 2010, Novartis announced positive results of Phase 2 clinical trial of canakinumab in gout.

•

Eli Lilly and Company (“Lilly”) is developing LY2189102, an investigational IL-1 beta antibody, for bi-weekly subcutaneous injection for the treatment of Type 2 diabetes. Lilly announced the initiation of a Phase 2 study in the third quarter of 2009 and has estimated completion of this study in September of 2010.

•

In 2008, Biovitrum AB (now called Swedish Orphan Biovitrum) obtained a worldwide exclusive license to Amgen Inc. (“Amgen”)’s Kineret® (anakinra) for its current approved indication. Kineret® is an IL-1 receptor antagonist (IL-1ra) currently marketed to treat rheumatoid arthritis and has been evaluated over the years in multiple IL-1 mediated diseases, including Type 2 diabetes and other indications we are considering for XOMA 052. In addition to other on-going studies, a proof-of-concept clinical trial in the United Kingdom investigating Kineret® in patients with a certain type of myocardial infarction, or heart attack, has been completed.

•

In February of 2008, Regeneron Pharmaceuticals, Inc. (“Regeneron”) announced it had received marketing approval from the FDA for ARCALYST® (rilonacept) Injection for Subcutaneous Use, an interleukin-1 blocker or IL-1 Trap, for the treatment of CAPS, including Familial Cold Auto-inflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 and older. In September of 2009, Regeneron announced that rilonacept was approved in the European Union for CAPS. In June of 2010, Regeneron announced positive results of a Phase 3 clinical trial of rilonacept in gout.

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

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, us and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of pending cases to thirty-seven. All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs’ treatment with RAPTIVA®. Even though Genentech has agreed to indemnify us, there can be no assurance that this or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

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

In addition, as a result of the workforce reduction, we temporarily vacated another building. As manufacturing demand increases in the future, we plan to resume operations at this facility. The net book value of fixed assets in the vacant building potentially subject to write-down is approximately $3.8 million as of June 30, 2010. Although we have determined that there was no impairment of the assets as of June 30, 2010, there can be no assurance that we will not determine otherwise as of a future date and as a consequence write down these assets as impaired.

We may not realize some or all of the expected benefits of our current and future initiatives to reduce costs. In addition to restructuring or other charges, we may experience disruptions in our operations as a result of these initiatives and write-downs.

A U.S. holder of our common shares and warrants could be subject to material adverse U.S. federal income tax consequences if we were considered to be a PFIC at any time during the US holder’s holding period.

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

We believe that we were not a PFIC for the 2009 taxable year. However, because PFIC status is determined annually and depends on the composition of a company’s income and assets and the fair market value of its assets (including goodwill), which may be volatile in our industry, there can be no assurance that we will not be considered a PFIC for 2010 or any subsequent year. For example, taking into account our existing cash balances, if the value of our common shares were to decline materially, it is possible that we could become a PFIC in 2010 or a subsequent year. Additionally, due to the complexity of the PFIC provisions and the limited authority available to interpret such provisions, there can be no assurance that our determination regarding our PFIC status for any taxable year could not be successfully challenged by the Internal Revenue Service (“IRS”).

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

For purposes of this discussion, the term “U.S. holder” means a beneficial owner of common shares or warrants that is, for U.S. federal income tax purposes, (i) an individual who is a U.S. citizen or resident, (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate the income of which is includable in gross income for U.S. income tax purposes regardless of its source, or (iv) a trust, if a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. fiduciaries have the authority to control all substantial decisions of the trust, or if the trust has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person. Special rules apply to a US. investor who owns our common shares or warrants through an entity treated as a partnership for U.S. federal income tax purposes.

A U.S. holder owning shares in a PFIC (or a corporation that might become a PFIC) might be able to mitigate the adverse tax consequences of PFIC status by making certain elections, including “qualified electing fund” (a “QEF”) or “mark-to-market” elections, if deemed appropriate based on guidance provided by the U.S. holder’s own tax advisor. However, it should be noted that (1) the beneficial effect of a QEF election or a mark-to-market election may be substantially diminished if such election is not made from the inception of a U.S. holder’s holding period (a “Year One Election”), (2) neither a QEF election nor a mark-to-market election can be made with respect to the warrants, (3) a Year One Election generally cannot be made for any common shares received upon exercise of the warrants (“Warrant Shares”) because the holding period of Warrant Shares is deemed, for QEF election and mark-to-market election purposes, to include the holding period of the underlying warrants but the QEF election or mark-to-market election will not be effective until the taxable year in which the underlying warrants are exercised, and (4) a QEF election or mark-to-market election is made on a shareholder-by-shareholder basis and, once made, can only be revoked with the consent of the IRS.

The PFIC rules are very complex, as are the requirements and effects of the various elections designed to mitigate the adverse consequences of the PFIC rules. A U.S. holder should consult its own tax advisor regarding the PFIC rules, including the foregoing limitations on the ability to make a QEF election or a mark-to-market election (or to qualify either such election as a Year One Election), the timing requirements with respect to the various elections and the irrevocability of certain elections (absent the consent of the IRS).

As a result of a recent legislative change, a U.S. holder generally will be required to file IRS Form 8621 if the U.S. holder holds our common shares or warrants in any taxable year in which we are classified as a PFIC (whether or not a QEF or mark-to-market election is made).

Our ability to use our net operating loss carry-forwards and other tax attributes will be substantially limited by Section 382 of the Internal Revenue Code.

Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) generally limits the ability of a corporation that undergoes an “ownership change” to utilize its net operating loss carryforwards (“NOLs”) and certain other tax attributes against any taxable income in taxable periods after the ownership change. The amount of taxable income in each taxable year after the ownership change that may be offset by pre-change NOLs and certain other pre-change tax attributes is generally equal to the product of (a) the fair market value of the corporation’s outstanding shares immediately prior to the ownership change and (b) the long-term tax exempt rate (i.e., a rate of interest established by the IRS that tracks the yield on long-term tax-exempt bonds and fluctuates from month to month). In general, an “ownership change” occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by “5-percent shareholders” (within the meaning of Section 382 of the Internal Revenue Code) increases by more than 50 percentage points over the lowest percentage of the share of such corporation owned, directly or indirectly, by such “5-percent shareholders” at any time over the preceding three years.

In 2009, we experienced an ownership change under Section 382, which subjects the amount of NOLs and other tax attributes that can be utilized to an annual limitation, which will substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year.

Recently proposed legislation, if enacted, could subject us to U.S. federal income taxation as if we were a U.S. corporation.

A bill recently introduced in the House of Representatives provides in certain instances that a corporation that changed its corporate domicile from the United States to a non-U.S. jurisdiction prior to the effective date of the “inversion” rules of Section 7874 of the Code would, for any taxable year beginning on or after the second anniversary of the bill’s enactment, be treated as a U.S. corporation for U.S. federal income taxes purposes if such corporation were managed and controlled primarily in the United States. If this bill were enacted in 2010 in its present form and we were to make no changes to our current management structure, we would likely be treated, beginning in 2013, as a U.S. corporation subject to U.S. federal income taxation on our worldwide income. There can be no assurance that the foregoing bill or another similar legislative proposal will not become law.

Because we are a relatively small biopharmaceutical company with limited resources, we may not be able to attract and retain qualified personnel.

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 225 employees as of August 9, 2010. We anticipate that we will require additional experienced executive, accounting, research and development, legal, administrative and other personnel in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

XOMA Ltd.

Date: August 9, 2010	By:	/s/ STEVEN B. ENGLE
Steven B. Engle Chairman, Chief Executive Officer and President

Date: August 9, 2010	By:	/s/ FRED KURLAND
Fred Kurland Vice President, Finance and Chief Financial Officer