Form 10-Q
period 2010-09-30
XOMA LTD /DE/
filed 2010-11-04
CIK 791908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2010
Common Shares, U.S. $0.0075 par value	21,798,576

XOMA Ltd.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

XOMA Ltd.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$16,860	$23,909
Trade and other receivables, net	7,944	7,231
Prepaid expenses and other current assets	1,486	1,012
Total current assets	26,290	32,152
Property and equipment, net	16,179	20,270
Other assets	543	402
Total assets	$43,012	$52,824

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,706	$2,942
Accrued liabilities	8,187	8,639
Deferred revenue	2,152	2,114
Warrant liabilities	1,716	4,760
Other current liabilities	-	223
Total current liabilities	17,761	18,678
Deferred revenue – long-term	1,346	2,894
Interest bearing obligation - long-term	13,505	13,341
Other long-term liabilities	353	385
Total liabilities	32,965	35,298

Shareholders’ equity:
Preference shares, $0.05 par value, 1,000,000 shares authorized
Series A, 210,000 designated, no shares issued and outstanding at September 30, 2010 and December 31, 2009	-	-
Series B, 8,000 designated, 2,959 shares issued and outstanding at September 30, 2010 and December 31, 2009 (aggregate liquidation preference of $29.6 million)	1	1
Common shares, $0.0075 par value, 46,666,666 shares authorized, 21,195,111 and 13,536,146 shares outstanding at September 30, 2010 and December 31, 2009, respectively	159	101
Additional paid-in capital	845,439	801,978
Accumulated deficit	(835,552)	(784,554)
Total shareholders’ equity	10,047	17,526
Total liabilities and shareholders’ equity	$43,012	$52,824

The accompanying notes are an integral part of these consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31,2009 has been derived from the audited financial statements as of that date included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

XOMA Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
License and collaborative fees	$1,410	$1,421	$1,749	$29,276
Contract and other revenue	5,733	3,688	18,025	18,662
Royalties	3,754	22,314	4,267	28,895
Total revenues	10,897	27,423	24,041	76,833

Operating expenses:
Research and development (including contract related of $4,013 and $2,575 for the three months ended September 30, 2010 and 2009, respectively, and $12,422 and $12,671 for the nine months ended September 30, 2010 and 2009, respectively)	21,345	13,444	58,278	43,472
Selling, general and administrative	6,152	7,197	16,731	18,972
Restructuring	45	2	45	3,603
Total operating expenses	27,542	20,643	75,054	66,047

(Loss) income from operations	(16,645)	6,780	(51,013)	10,786

Other income (expense):
Investment and interest income	4	9	13	47
Interest expense	(104)	(1,339)	(281)	(4,778)
Loss on debt extinguishment	-	(3,645)	-	(3,645)
Other income	3,113	103	300	1,240
Net (loss) income before taxes	(13,632)	1,908	(50,981)	3,650
Provision for income tax expense	1	370	17	6,083
Net (loss) income	$(13,633)	$1,538	$(50,998)	$(2,433)

Basic net (loss) income per common share	$(0.69)	$0.14	$(2.87)	$(0.24)
Diluted net (loss) income per common share	$(0.69)	$0.13	$(2.87)	$(0.24)

Shares used in computing basic net (loss) income per common share	19,802	11,150	17,742	10,211
Shares used in computing diluted net (loss) income per common share	19,802	11,517	17,742	10,211

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(50,998)	$(2,433)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,349	5,284
Common shares contribution to 401(k) and management incentive plans	905	1,198
Share-based compensation expense	3,743	3,398
Accrued interest on interest bearing obligations	260	(1,221)
Revaluation of warrant liability	(4,811)	(1,220)
Amortization of discount, premium and debt issuance costs of interest bearing obligations	-	1,589
Warrant modification expense	4,500	-
Other non-cash adjustments	19	13
Changes in assets and liabilities:
Receivables	(713)	13,483
Prepaid expenses and other assets	(615)	(35)
Accounts payable and accrued liabilities	2,217	(3,219)
Deferred revenue	(1,510)	(4,180)
Other liabilities	(256)	(1,201)
Net cash (used in) provided by operating activities	(42,910)	11,456

Cash flows from investing activities:
Proceeds from maturities of investments	-	1,300
Transfer of restricted cash	-	9,545
Purchase of property and equipment	(277)	(247)
Net cash (used in) provided by investing activities	(277)	10,598

Cash flows from financing activities:
Principal payments of debt	-	(50,394)
Proceeds from issuance of common shares	40,638	46,553
Payment for modification of warrants	(4,500)	-
Net cash provided by (used in) financing activities	36,138	(3,841)

Net (decrease) increase in cash and cash equivalents	(7,049)	18,213
Cash and cash equivalents at the beginning of the period	23,909	9,513
Cash and cash equivalents at the end of the period	$16,860	$27,726
Suppemental Cash Flow Information:
Cash paid during the nine months ended September 30, 2010 for:
Income taxes, including foreign withholding taxes	$16	$5,800
Interest	$-	$5,508
Non-cash investing and financing activities:
Issuance and extinguishment of warrant liabilities	$1,767	$6,541
Interest added to principal balance on Novartis note	$164	$249

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of September 30, 2010, the consolidated results of the Company’s operations for the three months and nine months ended September 30, 2010 and 2009, and the Company’s cash flows for the nine months ended September 30, 2010 and 2009. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

All references to numbers of common shares and per-share information in the accompanying financial statements have been adjusted retroactively to reflect the Company’s recent reverse stock split.

Liquidity and Financial Condition

In March of 2010, the Company received a Staff Determination letter from The NASDAQ Stock Market LLC (“NASDAQ”) indicating that the Company had not regained compliance with the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market, pursuant to NASDAQ Listing Rule 5450(a)(1). On August 18, 2010, the Company effected a reverse split of its common shares in order to regain compliance and to better enable the Company to maintain the listing of its common shares on The NASDAQ Global Market. The Company's closing bid price exceeded the $1.00 per share threshold on each of the 10 consecutive trading days from August 18, 2010 through August 31, 2010. Accordingly, the Company has regained compliance and the delisting proceeding initiated by NASDAQ’s letter is now closed. See Note 2: Basis of Presentation and Significant Accounting Policies – Reverse Stock Split for a further discussion.

In July of 2010, the Company entered into a common share purchase agreement with Azimuth Opportunity, Ltd. (“Azimuth”) pursuant to which the Company obtained a committed equity line of credit under which the Company could sell up to $30 million of the Company’s registered common shares to Azimuth.  In August of 2010, XOMA sold a total of 3,421,407 common shares under this facility for aggregate proceeds of $14.2 million, representing the maximum number of shares that could be sold under the facility. See Note 7: Long-Term Debt and Other Financings – Other Financings – Equity Line of Credit for a further discussion.

The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of September 30, 2010, the Company had an accumulated deficit of $835.6 million, cash and cash equivalents of $16.9 million and working capital of $8.5 million. Based on cash and cash equivalents on hand at September 30, 2010 and anticipated spending levels, funding from collaborators including a XOMA 052 corporate partnership, licensing transactions or biodefense contracts, and other sources of funding the Company believes to be available, the Company estimates that it has sufficient cash resources to meet its anticipated net cash needs through the next twelve months.

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

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the nine months ended September 30, 2010, three customers represented 56%, 18%, and 14% of total revenue and as of September 30, 2010, there were receivables outstanding from three customers representing 60%, 26% and 7% of the accounts receivable balance. For the nine months ended September 30, 2009, three customers represented 42%, 37% and 10% of total revenues.

Recent Accounting Pronouncements

In March of 2010, Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”) was amended to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, a Company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The Company plans to adopt this guidance as of January 1, 2011 on a prospective basis and does not expect the adoption will have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2009-13, Revenue Recognition Topic 605: Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”) provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company plans to adopt this guidance on January 1, 2011 and does not expect the adoption will have a material effect on the Company’s consolidated financial statements.

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

Reverse Stock Split

On August 18, 2010, the Company effected a reverse split of its common shares at a ratio of 1-for-15, pursuant to a previously obtained shareholder authorization. The primary objective in effecting the reverse stock split was to better enable the Company to maintain the listing of its common shares on The NASDAQ Global Market. As a result of the reverse stock split, every 15 of the Company's pre-split common shares, par value $0.0005 per share, were consolidated into 1 post-split common share, par value $0.0075 per share. The reverse stock split reduced the Company’s issued and outstanding common shares as of August 18, 2010 from approximately 317,926,663 to approximately 21,195,111, excluding outstanding and unexercised share options and warrants. The reverse stock split did not affect any shareholder's ownership percentage of the Company's common shares, except to the limited extent that the reverse split resulted in any shareholder owning a fractional share. The Company’s transfer agent aggregated all fractional shares following the reverse stock split and sold them into the market. The net proceeds from the sale were paid in cash to holders of fractional shares following the reverse stock split.

3.  Condensed Consolidated Financial Statement Detail

Comprehensive Loss

Unrealized gain on the Company’s available-for-sale securities is included in accumulated comprehensive loss. Comprehensive loss and its components for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net (loss) income	$(13,633)	$1,538	$(50,998)	$(2,433)
Unrealized gain on securities available-for-sale	-	-	-	2
Comprehensive (loss) income	$(13,633)	$1,538	$(50,998)	$(2,431)

Net (Loss) Income Per Common Share

Basic net (loss) income per common share is based on the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is based on the weighted average number of common shares and other dilutive securities outstanding during the period, provided that including these dilutive securities does not decrease/increase the net (loss) income per share.

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is anti-dilutive. The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net (loss) income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Options for common shares	2,332	1,100	2,138	1,239
Convertible preference shares	254	-	254	254
Warrants for common shares	1,608	740	1,677	740
	4,194	1,840	4,069	2,233

For the three months ended September 30, 2009, the following is a reconciliation of the numerators and denominators of the basic and diluted net income per share (in thousands):

Three Months Ended September 30,
2009
Numerator
Net income used for diluted net income per share (loss) per share	$1,538
Denominator
Weighted average shares outstanding used for basic net income per share	11,150
Effect of dilutive share options	113
Effect of convertible preference shares	254
Weighted average shares outstanding and dilutive securities used for diluted net income per share	11,517

For the three and nine months ended September 30, 2010 and for the nine months ended September 30, 2009, all outstanding securities were considered anti-dilutive, and therefore the calculations of basic and diluted net loss per share were the same.

Cash and Cash Equivalents

At September 30, 2010 and December 31, 2009, cash equivalents consisted of overnight deposits, money market funds and repurchase agreements with maturities of less than 90 days at the date of purchase. Cash and cash equivalent balances were recorded at fair value as follows as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash	$2,665	$-	$-	$2,665
Cash equivalents	14,195	-	-	14,195
Total cash and cash equivalents	$16,860	$-	$-	$16,860

	December 31, 2009
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash	$3,065	$-	$-	$3,065
Cash equivalents	20,844	-	-	20,844
Total cash and cash equivalents	$23,909	$-	$-	$23,909

Receivables

Receivables consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Trade receivables, net	$7,357	$6,391
Other receivables	587	840
Total	$7,944	$7,231

Trade receivables at September 30, 2010 and December 31, 2009 include $2 million related to an antibody discovery collaboration entered into in October of 2009 with The Chemo-Sero-Therapeutic Research Institute, a Japanese research foundation known as Kaketsuken, which was received in October of 2010. Trade receivables at September 30, 2010, also include $0.9 million related to an incurred cost adjustment for work performed under the Company’s multi-year contract funded by NIAID, a part of the NIH (Contract No. HHSN272200800028C). The revenue from this incurred cost adjustment has been deferred, as it may be subject to refund in future periods upon a final NIH audit.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Prepaid clinical trial expense	$418	$-
Other prepaid expenses and current assets	1,068	1,012
Total	$1,486	$1,012

Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Accrued management incentive compensation	$3,053	$3,681
Accrued payroll and other benefits	2,714	2,691
Accrued professional fees	902	767
Accrued clinical trial costs	475	609
Other	1,043	891
Total	$8,187	$8,639

4.  Licensing, Collaborative and Other Arrangements

UCB

In December of 1998, the Company licensed its bacterial cell expression technology to Celltech Therapeutics Ltd., now UCB Celltech, a branch of UCB, which utilizes this technology in the production of CIMZIA® for the treatment of moderate-to-severe Crohn’s disease and moderate-to-severe rheumatoid arthritis. The license provides for a low single-digit royalty on sales of CIMZIA® in those countries where the bacterial cell expression technology is patented, which includes the U.S. and Canada. CIMZIA® has been approved in the U.S. for the treatment of Crohn’s disease and in the U.S. and Canada for the treatment of rheumatoid arthritis. In August of 2010, the Company sold its royalty interest in CIMZIA® to an undisclosed buyer for gross proceeds of $4.0 million. In connection with this transaction, XOMA CDRA LLC, a wholly owned bankruptcy-remote entity, was established to hold the rights, title, and interests under the license agreement with UCB. As a bankruptcy-remote entity, XOMA CDRA LLC has a corporate existence, assets, properties, and creditors separate from the Company’s.  Accordingly, in calculating the value of its own assets, the Company has not ascribed any value to the assets owned by XOMA CDRA LLC, and the assets of XOMA CDRA LLC will not be available to pay any creditors of the Company. Through the nine months ended September 30, 2010, including the sale of its royalty interest in CIMZIA®, the Company recognized $4.2 million in revenue.

AVEO

In April of 2006, the Company entered into an agreement with AVEO pursuant to which the Company utilized its Human Engineering™ technology to humanize AVEO’s AV-299 antibody product candidate. In September of 2006, following successful humanization of AV-299, the Company entered into a second agreement with AVEO to manufacture and supply AV-299 in support of early clinical trials. In the third quarter of 2010, the Company received a $0.8 million milestone payment related to AVEO’s initiation of a Phase 2 clinical trial to evaluate AV-299 for the treatment of non-small cell lung cancer. The Company recognized this milestone payment as revenue in the third quarter of 2010.

In April of 2007, Merck/Schering-Plough entered into a research, development and license agreement with AVEO concerning AV-299 and other anti-HGF molecules, under which AVEO assigned its entire right, title and interest in, to and under its manufacturing agreement with XOMA to Merck/Schering-Plough. In the third quarter of 2010, AVEO regained its worldwide rights from Merck/Schering-Plough to develop and commercialize AV-299 and other anti-HGF molecules.

Takeda

In November of 2006, the Company entered into a fully-funded collaboration agreement with Takeda Pharmaceutical Company Limited (“Takeda”) for therapeutic monoclonal antibody discovery and development, which was expanded in the first quarter of 2009 to include access to multiple antibody technologies. In the first quarter of 2010, the Company received a $1 million payment from Takeda for achieving a pre-established, pre-clinical milestone under one of the Company’s discovery and development programs with Takeda. The Company recognized this milestone payment in revenue in the first quarter of 2010.

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

As a result of the workforce reduction, in the second quarter of 2009, the Company vacated one of its leased buildings and recorded a restructuring charge of $0.5 million primarily related to the net present value of the net future minimum lease payments at the cease-use date, less the estimated future sublease income. The Company is currently seeking a sublease tenant. The remaining liability related to this lease was $0.3 million and $0.4 million at September 30, 2010 and December 31, 2009, respectively.

Additionally, as a result of the workforce reduction, the Company has temporarily vacated a building in order to optimize its facility usage. As manufacturing demand increases in the future, the Company plans to resume operations at this facility. As of September 30, 2010, the Company performed an analysis of the long-lived assets related to the vacant building, with an approximate net book value of $3.6 million. Based on estimated undiscounted future cash inflows, the Company has determined that there is no current impairment relating to these assets, and will continue to assess these assets for impairment at each future reporting period.

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

The following tables set forth the Company’s fair value hierarchy for its financial assets (cash equivalents) and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

Financial assets carried at fair value as of September 30, 2010 and December 31, 2009 were classified as follows (in thousands):

	Fair Value Measurements at September 30, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Repurchase agreements	$5,856	$5,856	$-	$-
Money market funds	8,339	8,339	-	-
Total	$14,195	$14,195	$-	$-

	Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Repurchase agreements	$6,504	$6,504	$-	$-
Money market funds	14,340	14,340	-	-
Total	$20,844	$20,844	$-	$-

Financial liabilities carried at fair value as of September 30, 2010 and December 31, 2009 were classified as follows (in thousands):

	Fair Value Measurements at September 30, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Warrants liabilities	$1,716	$-	$-	$1,716

	Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Warrants liabilities	$4,760	$-	$-	$4,760

As discussed in Note 2: Basis of Presentation and Significant Accounting Policies – Significant Accounting Policies, the fair value of the warrant liabilities was determined at September 30, 2010 using the Black-Scholes Model and at December 31, 2009 using the Simulation Model, both of which require inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop.

The fair value of the warrant liabilities was estimated using the following range of assumptions at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Expected volatility	83.2% - 84.2%	77.0 - 77.7%
Risk-free interest rate	1.3%	2.4 - 2.7%
Expected term	4.2 - 4.4 years	4.4 - 5.0 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine month period ended September 30, 2010 (in thousands):

Warrant Liabilities
Balance at December 31, 2009	$4,760
Initial fair value of warrants issued in February 2010	4,382
Reclassification of warrant liability to equity upon exercise of warrants	(2,615)
Net decrease in fair value of warrant liabilities on revaluation	(4,811)
Balance at September 30, 2010	$1,716

The net decrease in the estimated fair value of the warrant liabilities was recognized as income in the other income line of the condensed consolidated statements of operations.

The Company had long-term debt with a carrying amount of $13.5 million and $13.3 million at September 30, 2010 and December 31, 2009, respectively as further discussed below in Note 7: Long-Term Debt and Other Financings. The fair value of the Company’s debt approximated $6.6 million and $4.7 million at September 30, 2010 and December 31, 2009 based on the net present value of future payments discounted at interest rates consistent with the current borrowing rates offered to the Company.

7.  Long-Term Debt and Other Financings

Long-Term Debt

Novartis Note

In May of 2005, the Company executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June of 2015. Under the note agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.75% at September 30, 2010, and is payable semi-annually in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50 million. The Company has made this election for all interest payments thus far. Loans under the note agreement are secured by the Company’s interest in the collaboration with Novartis, including any payments owed to it thereunder.

At September 30, 2010 and December 31, 2009, the outstanding principal balance under this note agreement was $13.5 million and $13.3 million. Pursuant to the terms of the arrangement as restructured in November of 2008, the Company will not make any additional borrowings on the Novartis note.

Interest expense and amortization of debt issuance costs for the Novartis note and Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”) term loan, which was repaid in September of 2009, are shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest expense
Goldman Sachs term loan	$-	$1,154	$-	$3,932
Novartis note	95	110	260	352
Other	9	3	21	7
Total interest expense	$104	$1,267	$281	$4,291

Amortization of debt issuance costs
Goldman Sachs term loan	$-	$72	$-	$487
Total amortization of debt issuance costs	$-	$72	$-	$487

Total interest expense	$104	$1,339	$281	$4,778

Other Financings

Underwritten Offering

In February of 2010, the Company completed an underwritten offering of 2.8 million units, with each unit consisting of one of the Company’s common shares and a warrant to purchase 0.45 of a common share, for gross proceeds of approximately $21 million, before deducting underwriting discounts and commissions and estimated offering expenses of $1.7 million. The warrants, which represent the right to acquire an aggregate of up to 1.26 million common shares, are exercisable beginning six months and one day after issuance and have a five-year term and an exercise price of $10.50 per share. As of September 30, 2010 all of these warrants were outstanding.

As discussed in Note 2: Basis of Presentation and Significant Accounting Policies–Significant Accounting Policies, the fair value of the warrants at the issuance date was estimated using the Black-Scholes Model, and the Company recorded a warrant liability of $4.4 million. The Company revalued the warrant liability at September 30, 2010 and recorded decreases of $2.6 million and $2.9 million for the three and nine months ended September 30, 2010, respectively, in the other income line of the Company’s condensed consolidated statement of operations.

Modification of May 2009 Warrants

In May of 2009, the Company issued warrants to an institutional investor as part of a registered direct offering. The warrants represented the right to acquire an aggregate of up to 392,157 common shares over a five year period beginning May 15, 2009 at an exercise price of $15.30 per share. In February of 2010, the holders of these warrants agreed to amend the terms of their warrants to remove the Eliminated Adjustment Provisions and the exercise price of these warrants was reduced from $15.30 per share to $0.015 per share.

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

In the first quarter of 2010, the holders of these warrants exercised all warrants, acquiring 392,157 common shares for an aggregate exercise price of $5,882.

Modification of June 2009 Warrants

In June of 2009, the Company issued warrants to certain institutional investors as part of a separate registered direct offering. The warrants represent the right to acquire an aggregate of up to 347,826 common shares over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share. In February of 2010, the holders of these warrants agreed to amend the terms of their warrants to remove the Eliminated Adjustment Provisions and the Company made a cash payment of $4.5 million to these warrant holders, which was recorded in the other income (expense) line of the Company’s condensed consolidated statement of operations. The exercise price of these warrants remained unchanged at $19.50 per share. As of September 30, 2010 all of these warrants were outstanding.

As discussed in Note 2: Basis of Presentation and Significant Accounting Policies–Significant Accounting Policies, the warrants are recorded as a warrant liability at fair value, which, prior to amendment of the warrants, was estimated using the Simulation Model. The fair value of the warrant liability using the Simulation Model was $3.3 million on February 1, 2010, prior to amendment of the warrants, resulting in the Company recording an increase in the fair value of the warrant liability of $0.9 million in the other income (expense) line. The Company revalued the warrants at September 30, 2010 using the Black-Scholes Model and recorded decreases of $0.5 million and $3.0 million for the three and nine months ended September 30, 2010, respectively, in the other income line.

ATM Agreement

In the third quarter of 2009, the Company entered into an At Market Issuance Sales Agreement (the “2009 ATM Agreement”), with Wm Smith & Co. (“Wm Smith”), under which the Company may sell up to 1.7 million of its common shares from time to time through Wm Smith, as its agent for the offer and sale of the common shares. Wm Smith may sell these common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including but not limited to sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. Wm Smith may also sell the common shares in privately negotiated transactions, subject to the Company’s approval. The Company pays Wm Smith a commission equal to 3% of the gross proceeds of all common shares sold through it as sales agent under the 2009 ATM Agreement but in no event less than $0.02 per share. Shares sold under the 2009 ATM Agreement are sold pursuant to a prospectus which forms a part of a registration statement declared effective by the SEC on May 29, 2008. From the inception of the 2009 ATM Agreement through September 30, 2010, the Company sold a total of 1,112,132 common shares through Wm Smith for aggregate gross proceeds of $10.7 million, including 842,091 common shares sold in the first nine months of 2010 for aggregate gross proceeds of $7.8 million. Total offering expenses incurred related to sales under the 2009 ATM Agreement from inception to September 30, 2010 were $0.4 million.

Equity Line of Credit

On July 23, 2010, XOMA entered into a common share purchase agreement (the “Purchase Agreement”) with Azimuth, pursuant to which XOMA obtained a committed equity line of credit facility (the “Facility”) under which it could sell up to $30 million of its registered common shares to Azimuth over a 12-month period, subject to certain conditions and limitations.  The Purchase Agreement provided that XOMA could determine, in its sole discretion, the timing, dollar amount and floor price per share of each draw down under the Facility, subject to certain conditions and limitations and that the number and price of shares sold in each draw down were generally to be determined by a contractual formula designed to approximate fair market value, less a discount.  The Purchase Agreement also provided that from time to time and in XOMA’s sole discretion, XOMA could grant Azimuth the right to exercise one or more options to purchase additional common shares during each draw down pricing period for the amount of shares based upon the maximum option dollar amount and the option threshold price specified by XOMA.  XOMA also agreed to issue 111,111 common shares to Azimuth upon execution of the agreement relating to the Facility, in consideration of Azimuth’s execution and delivery of that agreement.  Shares under the Facility and the shares XOMA agreed to issue to Azimuth upon execution of the agreement relating to the Facility were sold pursuant to a prospectus which forms a part of a registration statement declared effective by the SEC on May 29, 2008.  In August of 2010, XOMA sold a total of 3,421,407 common shares under the Facility for aggregate gross proceeds of $14.2 million, representing the maximum number of shares that could be sold under the Facility.

8.  Income Taxes

Income tax expense was not material in the three and nine months ended September 30, 2010.

The Company recognized $0.4 million in income tax benefit relating to refundable credits for the three months ended September 30, 2009.

The Company recognized $6.1 million in foreign income tax expense for the nine months ended September 30, 2009, primarily in connection with the expansion of the Company’s existing collaboration with Takeda, which was signed in February of 2009. The Company’s effective tax rate will fluctuate from period to period due to several factors inherent in the nature of the Company’s operations and business transactions. The factors that most significantly impact this rate include the variability of licensing transactions in foreign jurisdictions.

9.  Share-Based Compensation

In March of 2010, the Board of Directors of the Company approved a company-wide grant of an aggregate of 865,806 share options. This grant included 856,006 options that were issued as part of the Company’s annual incentive compensation review, of which 596,666 options were granted subject to shareholder approval of an increase in the number of shares available under the Company’s existing share option plans.  On July 21, 2010 shareholder approval was obtained at the Company’s annual general meeting of shareholders. A cumulative adjustment of $0.7 million was recorded in the third quarter of 2010 to reflect share-based compensation expense that would have been recorded from grant date to July 20, 2010.  The adjustment was based on the fair value of these options at the date of shareholder approval and calculated using the closing share price on that date. The remaining assumptions included in the calculation were the same assumptions used for the previous option grants. The options granted as part of this annual incentive compensation review will vest monthly over four years.

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

As of September 30, 2010, the Company had approximately 0.7 million common shares reserved for future grant under its share option plans and Employee Share Purchase Plan (“ESPP”).

The following table shows share-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development	$742	$720	$1,829	$1,671
Selling, general and administrative	920	793	1,914	1,727
Total share-based compensation expense	$1,662	$1,513	$3,743	$3,398

The valuation of share-based compensation awards is determined using the Black-Scholes Model. This model requires inputs such as the expected term of the option, expected volatility and risk-free interest rate. Further, the forfeiture rate also affects the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of the expected term, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on United States Treasury zero-coupon issues. The fair value of share-based awards was estimated based on the following weighted average assumptions for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Dividend yield	0%	0%	0%	0%
Expected volatility	79%	80%	79%	74%
Risk-free interest rate	1.27%	2.28%	1.67%	1.81%
Expected life	5.6 years	5.6 years	5.3 years	5.6 years

Share option activity for the nine months ended September 30, 2010 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2009	1,520,102	$38.44
Granted	954,131	7.19
Exercised	(19)	8.40
Forfeited, expired or cancelled	(146,195)	39.03
Options outstanding at September 30, 2010	2,328,019	$25.59	7.88	$-
Options exercisable at September 30, 2010	1,055,008	$40.84	6.65	$-

The total intrinsic value of the options exercised for the nine months ended September 30, 2010 was not material.

At September 30, 2010, there was $5.4 million of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 2.6 years.

10.  Legal Proceedings, Commitments and Contingencies

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, the Company and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of pending cases to forty-nine. All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs' treatment with RAPTIVA®. The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to this matter. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

On August 4, 2010, a petition was filed in the District Court of Dallas County, Texas in a case captioned McCall v. Genentech, Inc., et al., No. 10-09544.  The defendants filed a notice of removal to the United States District Court for the Northern District of Texas on September 3, 2010.  The removed case is captioned McCall v. Genentech, Inc., et al., No. 3:10-cv-01747-B.  The petition asserts personal injury claims against Genentech, the Company, and others arising out of the plaintiff’s treatment with RAPTIVA®.  The petition alleges claims based on negligence, strict liability, misrepresentation and suppression, conspiracy, and actual and constructive fraud.  The petition seeks compensatory damages and punitive damages in an unspecified amount.  The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to this matter. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

There were no developments material to XOMA in the United States Bankruptcy Court proceedings involving Aphton Corporation (described in XOMA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009) during the nine months ended September 30, 2010.

11. Subsequent Events

In November of 2010, the Company announced that it has been awarded grants totaling approximately $1 million in connection with the Company’s submission of four qualifying therapeutic discovery projects under the U.S. government's Patient Protection and Affordable Care Act of 2010.

On October 26, 2010, the Company entered into a new At Market Issuance Sales Agreement (the “2010 ATM Agreement”) with Wm Smith and McNicoll, Lewis & Vlak LLC (the “Agents”), under which the Company may sell common shares from time to time through the Agents, as its agents for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that can be sold under its registration statement on Form S-3 (File No. 333-148342) filed with the SEC on December 26, 2007.  The Agents may sell the common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker.  The Agents may also sell the common shares in privately negotiated transactions, subject to the Company’s prior approval.  The Company will pay the Agents, collectively, a commission equal to 3% of the gross proceeds of the sales price of all common shares sold through them as sales agents under the 2010 ATM Agreement.  Shares sold under the 2010 ATM Agreement are sold pursuant to a prospectus which forms a part of the registration statement referred to above.

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

Our biodefense initiatives currently include a multiple-year contract totaling up to $65 million, funded by the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), to support our ongoing development of drug candidates toward clinical trials in the treatment of botulism poisoning. This contract is the third that NIAID has awarded us for the development of botulinum antitoxins and brings the program’s total awards to nearly $100 million. We also develop products with premier pharmaceutical companies including Novartis AG (“Novartis”), AVEO Pharmaceuticals (“AVEO”), Schering-Plough Research Institute, a division of Schering Corporation, which is now a subsidiary of Merck (referred to herein as “Merck/Schering-Plough), and Takeda.

Significant Developments in 2010

Proprietary Pipeline

•
In September of 2010, we announced that patient enrollment was completed for the Company's Phase 2a trial of XOMA 052 in patients with Type 2 diabetes. In the trial, 74 patients were enrolled and randomized at approximately a 3:1 ratio to receive three months of treatment with either XOMA 052 at a single dose level or placebo, respectively, along with metformin, the standard of care. After three months, patients in the active treatment arm are treated for an additional three months at either the same, a higher or a lower dose of XOMA 052. Patients in the placebo group also were continued for an additional three months. In addition to measuring HbA1c, outcomes to be evaluated include fasting blood glucose and levels of C-reactive protein, a biomarker of cardiovascular risk.

•
In August of 2010, we announced that the U.S. Food and Drug Administration designated XOMA 052 an orphan drug for the treatment of Behcet's disease. U.S. orphan drug designation is granted by the FDA Office of Orphan Drug Products Development to novel drugs or biologics that may treat a condition affecting fewer than 200,000 persons in the United States. The designation offers a number of potential incentives, which may include, among others, a seven-year period of U.S. marketing exclusivity from the date of marketing authorization, written guidance on the non-clinical and clinical studies needed to obtain marketing approval, and tax credits for certain clinical research.

•
In July of 2010, we announced that the Committee for Orphan Medical Products of the European Medicines Agency (EMA) adopted a positive opinion and recommended the granting of orphan medicinal product designation for XOMA 052 for the treatment of Behcet's disease, and in October 2010, the EMA formally granted such designation. The EMA's orphan drug program is designed to promote the development of drugs to treat life-threatening or chronically debilitating conditions with a prevalence of up to five in 10,000 persons in the European Union (EU). The designation generally provides EU market exclusivity for up to ten years following approval for the given indication. Other potential benefits include protocol assistance, direct access to centralized marketing authorization procedures and financial incentives.

•
In June of 2010, we reached the enrollment goal of 325 patients for Phase 2b dose-ranging clinical trial of XOMA 052 in Type 2 diabetes patients.  Enrollment has since been completed with a total of 420 patients. This and other clinical trials are designed to further evaluate the use of multiple dose regimens on the safety, pharmacodynamics and efficacy of XOMA 052 in cardiometabolic and other diseases, and based on positive results on measurements of HbA1c, FBG, and hsCRP, to select doses for pivotal Phase 3 studies.

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

Collaboration Revenue

•
In the third quarter of 2010, we received a $0.8 million payment from AVEO resulting from AVEO’s initiation of a Phase 2 clinical trial to evaluate its AV-299 antibody for the treatment of non-small cell lung cancer.

•	In the first quarter of 2010, we received a $1.0 million payment from Takeda for achieving a pre-established, pre-clinical milestone under our collaboration agreement.

Financings

•
On July 23, 2010, we entered into a common share purchase agreement with Azimuth Opportunity, Ltd. (“Azimuth”) pursuant to which we obtained a committed equity line of credit under which we could sell up to $30 million of our registered common shares to Azimuth. In August of 2010, we sold a total of 3,421,407 common shares under this facility for aggregate proceeds of $14.2 million, representing the maximum number of shares that could be sold under this facility.  See Liquidity and Capital Resources – Equity Line of Credit for a further discussion.

•
In the first nine months of 2010, we sold 842,091 common shares through Wm Smith & Co. (“Wm Smith”), under our At Market Issuance Sales Agreement dated July 14, 2009 (the “2009 ATM Agreement”), for aggregate gross proceeds of $7.8 million. See Liquidity and Capital Resources – ATM Agreement for a further discussion.

•
In February of 2010, we completed an underwritten offering of 2.8 million units, with each unit consisting of one of our common shares and a warrant to purchase 0.45 of a common share, for gross proceeds of approximately $21 million.

•
Also in February of 2010, the holders of the warrants issued in May and June of 2009 agreed to amend their warrants to remove the provisions that would have required a reduction of the warrant exercise price and an increase in the number of shares issuable on exercise of the warrants each time we sold common shares at a price less than the exercise price of such warrants (the “Eliminated Adjustment Provisions”) and the exercise price of the warrants issued in May of 2009 was reduced from $15.30 per share to $0.015 per share and we made a $4.5 million payment to holders of the warrants issued in June of 2009. The exercise price of the warrants issued in June of 2009 remains unchanged at $19.50 per share. The holders of the warrants issued in May of 2009 subsequently exercised all their warrants, acquiring 392,157 common shares for an aggregate exercise price of $5,882.

Other

•
In August of 2010, we sold our CIMZIA® royalty stream to an undisclosed buyer for gross proceeds of $4.0 million, which included the receipt of royalties of $0.3 million earned in the second quarter of 2010 and an additional one-time, non-refundable payment of $3.7 million. We will no longer receive royalties on sales of CIMZIA®.

•
In March of 2010, we received a Staff Determination letter from The NASDAQ Stock Market LLC (“NASDAQ”) indicating that we had not regained compliance with the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market, pursuant to NASDAQ Listing Rule 5450(a)(1).  On August 18, 2010, the Company effected a reverse split of its common shares in order to regain compliance and to better enable the Company to maintain the listing of its common shares on The NASDAQ Global Market. Our closing bid price exceeded the $1.00 per share threshold on each of the 10 consecutive trading days from August 18, 2010 through August 31, 2010. Accordingly, we have regained compliance and the delisting proceeding initiated by NASDAQ’s letter is now closed.

Results of Operations

Revenues

Total revenues for the three and nine months ended September 30, 2010, and 2009, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
License and collaborative fees	$1,410	$1,421	$1,749	$29,276
Contract and other revenue	5,733	3,688	18,025	18,662
Royalties	3,754	22,314	4,267	28,895
Total revenues	$10,897	$27,423	$24,041	$76,833

License and collaborative fee revenue includes fees and milestone payments related to the out-licensing of our products and technologies. The decrease in license and collaborative fee revenue for the nine months ended September 30, 2010, as compared to the same period of 2009, was primarily due to $27.5 million in revenue recognized in the first quarter of 2009 related to the expansion of our collaboration agreement with Takeda to provide Takeda with access to multiple antibody technologies. The generation of future revenue related to license fees and other collaborative arrangements is dependent on our ability to attract new licensees to our antibody and bacterial cell expression technologies and new collaboration partners. Depending on whether and when we obtain new licensees and collaboration partners, we expect to experience a decline in these revenues for 2010 from 2009 levels.

Contract and other revenue increased by $2.0 million for the three months ended September 30, 2010, and decreased by $0.6 million for the nine months ended September 30, 2010, as compared to the same periods of 2009. This revenue includes funding received from NIAID for development of our anti-botulism antibody products as well as agreements where we provide contracted research and development and manufacturing services to our collaboration partners, including Takeda and Merck/Schering-Plough. The increase in contract and other revenue for the three months ended September 30, 2010 was primarily due to an increase in contract revenue related to work performed under our contract with NIAID Contract No. HHSN272200800028C (“NIAID 3”) of $3.6 million, partially offset by decreases in revenue from our Takeda contract of $1.0 million and from our Merck/Schering-Plough contract of $0.7 million. These decreases are a result of the cessation of certain Takeda programs in both 2009 and 2010 and certain Merck/Schering-Plough programs in 2009. In addition, contract revenue related to our NIAID Contract No. HHSN26620060008C/N01-A1-60008 (“NIAID 2”) decreased by $0.2 million in the third quarter of 2010 due to the completion of the contract term.

The decrease in contract and other revenue for the nine months ended September 30, 2010 was primarily due to a decrease in revenue on our Merck/Schering-Plough contract of $6.6 million, as a result of the cessation of certain programs in 2009, and a decrease in revenue on our Novartis contract of $2.5 million, due to the completion of work under this agreement in the third quarter of 2009. In addition, contract revenue related to our NIAID 2 contract decreased by $1.1 million for the nine months ended September 30, 2010, as a result of our nearing the end of the contracted service arrangement. These decreases were partially offset by an increase in contract revenue related to work performed under our NIAID 3 contract of $9.9 million.

Based on expected increases in revenue related to our NIAID 3 contract and our subcontract awards from SRI International, partially offset by decreases in contract revenue from other collaboration partners, we expect contract and other revenue in 2010 to remain comparable to 2009 levels or to slightly increase, depending on the timing and level of revenue generating activity.

Revenue from royalties decreased by $18.6 million and $24.6 million for the three and nine months ended September 30, 2010, compared to the same periods of 2009, primarily due to the sale of our LUCENTIS® royalty interest to Genentech, Inc., a wholly-owned member of the Roche Group (referred to herein as “Genentech”) for net proceeds of $22.3 million in the third quarter of 2009. Additionally, the cessation of royalties earned from sales of RAPTIVA® in the second quarter of 2009 further contributed to the decrease in our revenue from royalties. Royalties earned from sales of LUCENTIS® and RAPTIVA® during the nine months ended September 30, 2009 were $5.1 million and $1.2 million, respectively.

Partially offsetting the decreases of revenue from royalties was the sale of our CIMZIA® royalty interest for gross proceeds of $4.0 million in the third quarter of 2010, partially offset by the payment of $0.3 million in royalties received and recognized in the second quarter of 2010. Royalties earned from sales of CIMZIA® for the first nine months of 2010 were $0.5 million. Royalties earned from sales of CIMZIA® for the three and nine months ended September 30, 2009 were $0.2 million and $0.3 million, respectively. We will no longer receive royalties on sales of CIMZIA®.

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

Research and development expenses were $21.3 million and $58.3 million for the three and nine months ended September 30, 2010, compared with $13.4 million and $43.5 million for the same periods of 2009. The increase of $7.9 million and $14.8 million for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, was primarily due to increased spending on XOMA 052 related to the Phase 2 clinical program and spending on NIAID 3 due to increased activity under the contract. Partially offsetting these increases in spending were decreases in spending on Merck/Schering-Plough and Takeda-related contract activities due to the cessation of certain discovery and development programs.  In addition, there was decreased spending on Novartis-related contract activities due to the completion of work under agreement in the third quarter of 2009.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $7.5 million and $21.8 million in research and development salaries and employee-related expenses for the three and nine months ended September 30, 2010, as compared with $6.2 million and $20.0 million for the same periods of 2009. The increases of $1.3 million and $1.8 million for the three and nine months ended September 30, 2010, were primarily due to higher salaries and related personnel costs in connection with increased manufacturing activities and work related to NIAID 3. See Results of Operations: Share-Based Compensation for discussion of our share-based compensation expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Earlier stage programs	$14,056	$9,492	$37,796	$32,559
Later stage programs	7,289	3,952	20,482	10,913
Total	$21,345	$13,444	$58,278	$43,472

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements approximate the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Internal projects	$17,332	$10,869	$45,856	$30,800
Collaborative and contract arrangements	4,013	2,575	12,422	12,672
Total	$21,345	$13,444	$58,278	$43,472

For the three and nine months ended September 30, 2010, our largest development program (XOMA 052) accounted for more than 30% but less than 40% of our total research and development expense, and one other development program (NIAID) accounted for more than 10% but less than 20% of our total research and development expense. All remaining development programs accounted for less than 10% of our total research and development expense for the three and nine months ended September 30, 2010. For the three and nine months ended September 30, 2009, our largest development program (XOMA 052) accounted for more than 20% but less than 30% of our total research and development expense. For the three and nine months ended September 30, 2009, one development program (NIAID) accounted for more than 10% but less than 20% of our total research and development expense.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. Selling, general and administrative expenses were $6.2 million and $16.7 million for the three and nine months ended September 30, 2010, compared with $7.2 million and $19.0 million for the same periods of 2009. The decreases of $1.0 million and $2.3 million for the three and nine months ended September 30, 2010, as compared to the same period of 2009, are due to fees incurred in the third quarter of 2009 related to the restructuring negotiations and repayment of the Goldman Sachs term loan, as well as a decrease in salaries and related personnel costs and other decreases due to our continued focus on cost control.

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

As a result of the workforce reduction, we temporarily vacated a building in order to optimize our facility usage. As manufacturing demand increases in the future, we plan to resume operations at this facility. As of September 30, 2010, we performed an analysis of the long-lived assets related to the vacant building, with an approximate net book value of $3.6 million. Based on estimated undiscounted future cash inflows, we have determined that there is no current impairment relating to these assets, and will continue to assess these assets for impairment at each future reporting period.

Other Income (Expense)

Interest expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2010 compared to $1.3 million and $4.8 million for the same periods of 2009. The decreases in interest expense of $1.2 million and $4.5 million for the three and nine months ended September 30, 2010, as compared to the same periods of 2009, was primarily due to the repayment in full of the term loan facility with Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”) in September of 2009.

Loss on debt extinguishment was $3.6 million for the three and nine months ended September 30, 2009 relating to the repayment of our Goldman Sachs term loan in September of 2009. This loss included a prepayment premium of $2.5 million and the recognition of unamortized debt issuance costs of $1.1 million. For the three and nine months ended September 30, 2010, we did not recognize a loss on debt extinguishment.

Other income was $3.1 million and $0.3 million for the three and nine months ended September 30, 2010, compared to $0.1 million and $1.2 million for the same periods of 2009. The increase in other income for the three months ended September 30, 2010 was primarily due to the change in net gains recognized relating to the revaluation of our warrant liabilities. The decrease in other income for the nine months ended September 30, 2010 was primarily due to the loss associated with the $4.5 million paid in the first quarter of 2010 to the holders of warrants issued in June of 2009, upon modification of the terms, partially offset by the change in net gains recognized relating to the revaluation of our warrant liabilities.

See Results of Operations: Warrant Liabilities below for additional disclosure.

Warrant Liabilities

In February of 2010, we issued warrants to purchase 1,260,000 of XOMA’s common shares in connection with an underwritten offering, as further discussed below in Liquidity and Capital Resources: Underwritten Offering. We have accounted for the warrants issued in February of 2010 as a liability at fair value as further discussed below in Critical Accounting Estimates: Warrant Liabilities. The fair value of the warrant liability at issuance date was estimated using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) and we recorded a warrant liability of $4.4 million. We revalued the warrant liability at September 30, 2010 and recorded decreases of $2.6 million and $2.9 million for the three and nine months ended September 30, 2010, respectively, in the other income line of the Company’s condensed consolidated statement of operations. As of September 30, 2010 all of these warrants were outstanding.

In May of 2009, we issued warrants to an institutional investor as part of a registered direct offering. The warrants represented the right to acquire an aggregate of up to 392,157 common shares over a five year period beginning May 15, 2009 at an exercise price of $15.30 per share. In February of 2010, the holders of these warrants agreed to amend the terms of their warrants to remove the Eliminated Adjustment Provisions and the exercise price of these warrants was reduced from $15.30 per share to $0.015 per share.

Prior to amendment, we recorded the warrants issued in May of 2009 as a liability at fair value due to the Eliminated Adjustment Provisions and certain other provisions as further discussed below in Critical Accounting Estimates: Warrant Liabilities, which was estimated using the Monte Carlo Simulation Model (“Simulation Model”). The fair value of the warrant liability was $2.9 million on February 1, 2010, prior to amendment of the warrants, resulting in an increase in the fair value of the warrant liability of $0.5 million which we recorded in other income (expense). Subsequent to amendment of the warrant terms, on February 2, 2010, the fair value of the warrant liability using the Black-Scholes Model was $2.6 million, resulting in a decrease in the fair value of the warrant liability of $0.3 million which we recorded in other income (expense). In the first quarter of 2010, the holders of these warrants exercised all warrants, acquiring 392,157 common shares for an aggregate exercise price of $5,882.

In June of 2009, we issued warrants to certain institutional investors as part of a separate registered direct offering. The warrants represent the right to acquire an aggregate of up to 347,826 common shares over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share. In February of 2010, the holders of these warrants agreed to amend the terms of their warrants to remove the Eliminated Adjustment Provisions and we made a cash payment of $4.5 million to these warrant holders, which was recorded in other income (expense). The exercise price of these warrants remained unchanged at $19.50 per share.  As of September 30, 2010 all of these warrants were outstanding.

Prior to amendment, we recorded the warrants issued in June of 2009 as a liability at fair value due to the Eliminated Adjustment Provisions and certain other provisions as further discussed below in Critical Accounting Estimates: Warrant Liabilities, which was estimated using the Simulation Model. The fair value of the warrant liability was $3.3 million on February 1, 2010, prior to amendment of the warrants, resulting in an increase in the fair value of the warrant liability of $0.9 million which we recorded in other income (expense). We revalued the warrants at September 30, 2010 using the Black-Scholes Model and recorded decreases of $0.5 million and $3.0 million for the three and nine months ended September 30, 2010, respectively, in the other income line.

Income Taxes

Income tax expense was not material for the three and nine months ended September 30, 2010.

We recognized $0.4 million in income tax benefit for the three months ended September 30, 2009 relating to refundable credits. We recognized $6.1 million in income tax expense for the nine months ended September 30, 2009 primarily related to $5.8 million in foreign income tax, in connection with the expansion in February of 2009 of our existing collaboration with Takeda. We were paid a $29 million expansion fee, of which $5.8 million was withheld for payment to the Japanese taxing authority. In addition, we recognized $0.3 million relating to federal, minimum, state and other withholding taxes for 2009.

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

We did not have unrecognized tax benefits as of September 30, 2010 and do not expect this to change significantly over the next twelve months. In accordance with ASC 740, we will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2010, we have not accrued interest or penalties related to uncertain tax positions.

Share-Based Compensation

In March of 2010, our Board of Directors approved a company-wide grant of an aggregate of 865,806 share options. This grant included 865,006 options that were issued as part of our annual incentive compensation review, of which 596,666 options were granted subject to shareholder approval of an increase in the number of shares available under our existing share option plans.  On July 21, 2010 shareholder approval was obtained at our annual general meeting of shareholders. A cumulative adjustment of $0.7 million was recorded in the third quarter of 2010 to reflect share-based compensation expense that would have been recorded from grant date to July 20, 2010.  This adjustment was based on the fair value of these options at the date of shareholder approval and calculated using the closing share price on that date. The remaining assumptions included in the calculation were the same used for the previous option grants. The options granted as part of this annual incentive compensation review will vest monthly over four years.

For the three and nine months ended September 30, 2010, we recognized $1.7 million and $3.7 million in share-based compensation expense, compared with $1.5 million and $3.4 million for the same periods of 2009. As of September 30, 2010, there was $5.4 million of unrecognized share-based compensation expense related to unvested shares with a weighted average remaining recognition period of 2.6 years.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2010 were $16.9 million compared with $23.9 million at December 31, 2009. Net cash used in operating activities was $42.9 million for the nine months ended September 30, 2010, compared with net cash provided by operations of $11.5 million for the same period in 2009. The $54.4 million decrease in cash provided by operations for the nine months ended September 30, 2010, as compared to same period of 2009, was primarily due to a decrease in revenue receipts for license and collaborative fees and royalties and an increase in spending on XOMA 052 related to the Phase 2 clinical program. During the nine months ended September 30, 2010, we received one-time cash receipts of $3.7 million related to the sale of our CIMZIA® royalty stream and $2 million as final payment under our antibody discovery collaboration with Arana Therapeutics Limited, a wholly-owned subsidiary of Cephalon, Inc. Comparatively, during the first nine months of 2009, we received one-time cash receipts of $23.2 million related to the expansion of our existing collaboration with Takeda and $22.3 million related to the sale of our LUCENTIS® royalty stream to Genentech.

In addition, receivables and related party and other receivables increased by $0.7 million for the nine months ended September 30, 2010 primarily a result of increased activity related to NIAID 3. Also, deferred revenue decreased by $1.5 million primarily due to a decline in advance billings resulting from decreased activity under our collaboration contracts and the accelerated recognition of the remaining $1.0 million of the unamortized balance in deferred revenue pertaining to a discontinued discovery and development program under our collaboration with Takeda. These decreases in cash provided by operations were partially offset by an increase in the accounts payable balance of $2.8 million for the nine months ended September 30, 2010 due to increased research and development expenses and timing of payments.

Comparatively, for the nine months ended September 30, 2009, receivables decreased by $13.5 million due to a decline in contract and royalty revenues, and accrued liabilities increased during the nine months ended September 30, 2009 by $4.1 million related to restructuring charges, the accrual of the 2009 employee bonus and costs accrued relating to the expansion of our existing collaboration with Takeda. These increases in cash were partially offset by a decrease in the accounts payable balance of $7.3 million for the nine months ended September 30, 2009 related to the pay down of the balance in the period.  In addition, the deferred revenue balance decreased by $4.2 million for the nine months ended September 30, 2009 related to a decline in advance billings and the recognition of the remaining deferred revenue related to upfront fees received for terminated programs with Merck/Schering Plough, offset by $4.0 million in deferred revenue recorded in the third quarter of 2009 related to the antibody discovery collaboration with Arana Therapeutics Limited, a wholly-owned subsidiary of Cephalon, Inc.

Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2010, compared with net cash provided by investing activities of $10.6 million for the same period of 2009. Cash used in investing activities for the nine months ended September 30, 2010 consisted of purchases of fixed assets. Net cash provided by investing activities of $10.6 million for the nine months ended September 30, 2009 primarily consisted of a decrease in the restricted cash balance of $9.5 million due to use of funds for the repayment in full of our Goldman Sachs term loan in September 2009. In addition, we received proceeds from maturities of investments of $1.3 million in the first nine months of 2009.

Net cash provided by financing activities was $36.1 million for the nine months ended September 30, 2010, compared with net cash used in financing activities of $3.8 for the same period of 2009. Cash provided by financing activities during the nine months ended September 30, 2010 related to proceeds received from the issuance of common shares of $40.6 million, partially offset by $4.5 million paid to the holders of warrants issued in June of 2009 upon modification of the terms. Cash used in financing activities for the nine months ended September 30, 2009 related to the repayment in full of the Goldman Sachs term loan, including a principal payment of $8.4 million in the second quarter of 2009 and repayment of the remaining outstanding balance of $42.0 million in September of 2009, partially offset by proceeds received from the issuance of common shares of $46.6 million in the period.

Novartis Note

In May of 2005, we executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June of 2015. Under the note agreement, we borrowed semi-annually to fund up to 75% of our research and development and commercialization costs under our collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.75% at September 30, 2010, and is payable semi-annually in June and December of each year. At our election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50 million. We have made this election for all interest payments thus far. Loans under the note agreement are secured by our interest in the collaboration with Novartis, including any payments owed to us thereunder.

At September 30, 2010 and December 31, 2009, the outstanding principal balance under this note agreement was $13.5 million and $13.3 million and, pursuant to the terms of the arrangement as restructured in November of 2008, we will not make any additional borrowings on the Novartis note.

Underwritten Offering

In February of 2010, we completed an underwritten offering of 2.8 million units, with each unit consisting of one of XOMA’s common shares and a warrant to purchase 0.45 of a common share, for gross proceeds of approximately $21 million, before deducting underwriting discounts and commissions and estimated offering expenses of $1.7 million. The warrants, which represent the right to acquire an aggregate of up to 1.26 million common shares, are exercisable beginning six months and one day after issuance and have a five-year term and an exercise price of $10.50 per share. Refer to Results of Operations: Warrant Liabilities above for further discussion of the warrants.

ATM Agreement

In the third quarter of 2009, we entered into the 2009 ATM Agreement, under which we could sell up to 1.7 million of our common shares from time to time through Wm Smith, as our agent for the offer and sale of the common shares. Wm Smith could sell these common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including but not limited to sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. Wm Smith could also sell the common shares in privately negotiated transactions, subject to our approval. We paid Wm Smith a commission equal to 3% of the gross proceeds of all common shares sold through it as sales agent under the 2009 ATM Agreement but in no event less than $0.02 per share. Shares sold under the 2009 ATM Agreement were sold pursuant to a prospectus which formed a part of a registration statement declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on May 29, 2008.  From the inception of the 2009 ATM Agreement through September 30, 2010, the Company sold a total of 1,112,132 common shares through Wm Smith for aggregate gross proceeds of $10.7 million, including 842,091 common shares sold in the first nine months of 2010 for aggregate gross proceeds of $7.8 million. Total offering expenses related to these sales from inception to September 30, 2010 were $0.4 million. From October 1, 2010 through October 27, 2010, 554,534 additional common shares were sold through Wm Smith, constituting all of the shares remaining available for sale under the 2009 ATM Agreement, for aggregate gross proceeds of $1.5 million.  Total offering expenses related to these sales from October 1, 2010 to October 27, 2010 were less than $0.1 million.

Net proceeds from the underwritten offering and sales under the 2009 ATM Agreement were used to make a $4.5 million payment to holders of the June 2009 warrants and are being used to continue development of our XOMA 052 product candidate and for other working capital and general corporate purposes.

Equity Line of Credit

On July 23, 2010, we entered into a common share purchase agreement (the “Purchase Agreement”) with Azimuth, pursuant to which we obtained a committed equity line of credit facility (the “Facility”) under which we could sell up to $30 million of our registered common shares to Azimuth over a 12-month period, subject to certain conditions and limitations.  The Purchase Agreement provided that we could determine, in our sole discretion, the timing, dollar amount and floor price per share of each draw down under the Facility, subject to certain conditions and limitations and that the number and price of shares sold in each draw down were generally to be determined by a contractual formula designed to approximate fair market value, less a discount.  The Purchase Agreement also provided that from time to time and in our sole discretion, we could grant Azimuth the right to exercise one or more options to purchase additional common shares during each draw down pricing period for the amount of shares based upon the maximum option dollar amount and the option threshold price specified by us.  We also agreed to issue 111,111 common shares to Azimuth upon execution of the agreement relating to the Facility, in consideration of Azimuth’s execution and delivery of that agreement.  Shares under the Facility and the shares we agreed to issue to Azimuth upon execution of the agreement relating to the Facility were sold pursuant to a prospectus which forms a part of a registration statement declared effective by the SEC on May 29, 2008.  In August of 2010, we sold a total of 3,421,407 common shares under the Facility for aggregate gross proceeds of $14.2 million, representing the maximum number of shares that could be sold under the Facility.  As a result, the Facility is no longer in effect, and no additional shares can be issued thereunder.

*           *           *

We have incurred significant operating losses and negative cash flows from operations since our inception. At September 30, 2010, we had an accumulated deficit of $835.6 million, cash and cash equivalents of $16.9 million and working capital of $8.5 million. During the remainder of 2010, we expect to continue using our cash and cash equivalents to fund ongoing operations. Additional licensing, antibody discovery and development collaboration agreements, government funding and financing arrangements may positively impact our cash balances. Based on our cash reserves and anticipated spending levels, funding from collaborators including a XOMA 052 corporate partnership, licensing transactions or biodefense contracts, and other sources of funding we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through the next twelve months. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms.

For a further discussion of the risks related to our business and their effects on our cash flow and ability to raise new funding on acceptable terms, see Part II — Item 1A: Risk Factors.

Critical Accounting Estimates

Critical accounting estimates are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, revenue recognition, long-lived assets, warrant liabilities and share-based compensation to be critical policies. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2010, except as noted below, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 11, 2010, as amended on April 30, 2010.

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

Subsequent Events

Therapeutic Tax Credit

In November of 2010, the Company announced that it has been awarded grants totaling approximately $1 million in connection with the Company’s submission of four qualifying therapeutic discovery projects under the U.S. government's Patient Protection and Affordable Care Act of 2010.

ATM Agreement

In October of 2010, we entered into a new At Market Issuance Sales Agreement (the “2010 ATM Agreement”) with Wm Smith and McNicoll, Lewis & Vlak LLC (the “Agents”), under which we may sell common shares from time to time through the Agents, as our agents for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that can be sold under its registration statement on Form S-3 (File No. 333-148342) filed with the SEC on December 26, 2007. The Agents may sell the common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker.  The Agents may also sell the common shares in privately negotiated transactions, subject to our prior approval.  We will pay the Agents, collectively, a commission equal to 3% of the gross proceeds of the sales price of all common shares sold through them as sales agents under the 2010 ATM Agreement.  Shares sold under the 2010 ATM Agreement are sold pursuant to a prospectus which forms a part of the registration statement referred to above.

Forward-Looking Information and Cautionary Factors That May Affect Future Results

Certain statements contained herein related to the sufficiency of our cash resources and our ability to enter into a collaborative arrangement with respect to XOMA 052, as well as other statements related to current plans for product development and existing and potential collaborative and licensing relationships, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, the period for which our cash resources are sufficient could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated, if anticipated revenue or cost sharing arrangements do not materialize, or if funds are not otherwise available on acceptable terms; and, we may not be able to enter into a collaborative arrangement with respect to XOMA 052 on acceptable terms within the timeframes anticipated or at all. These and other risks, including those related to the generally unstable nature of current economic and financial market conditions; the results of discovery research and preclinical testing; the timing or results of pending and future clinical trials (including the design and progress of clinical trials; safety and efficacy of the products being tested; action, inaction or delay by the FDA, European or other regulators or their advisory bodies; and analysis or interpretation by, or submission to, these entities or others of scientific data); changes in the status of existing collaborative relationships; the ability of collaborators and other partners to meet their obligations; our ability to meet the demand of the United States government agency with which we have entered our government contracts; competition; market demands for products; scale-up and marketing capabilities; availability of additional licensing or collaboration opportunities; international operations; share price volatility; our financing needs and opportunities; uncertainties regarding the status of biotechnology patents; uncertainties as to the costs of protecting intellectual property; and risks associated with our status as a Bermuda company, are described in more detail in Part II —  Item 1A: Risk Factors.

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

The following table presents the amounts and related weighted average interest rates of our cash and cash equivalents at September 30, 2010 and December 31, 2009 (in thousands, except interest rates):

	Maturity	Carrying Amount (in thousands)	Fair Value (in thousands)	Average Interest Rate
September 30, 2010
Cash and cash equivalents	Daily to 90 days	$16,860	$16,860	0.09%

December 31, 2009
Cash and cash equivalents	Daily to 90 days	$23,909	$23,909	0.38%

As of September 30, 2010, we have an outstanding principal balance on our note with Novartis of $13.5 million, which is due in 2015. The interest rate on this note is charged at a rate of USD six-month LIBOR plus 2%, which was 2.75% at September 30, 2010. No further borrowing is available under this facility.

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

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, the Company and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of pending cases to forty-nine. All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs' treatment with RAPTIVA®. The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to this matter. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

On August 4, 2010, a petition was filed in the District Court of Dallas County, Texas in a case captioned McCall v. Genentech, Inc., et al., No. 10-09544.  The defendants filed a notice of removal to the United States District Court for the Northern District of Texas on September 3, 2010.  The removed case is captioned McCall v. Genentech, Inc., et al., No. 3:10-cv-01747-B.  The petition asserts personal injury claims against Genentech, the Company, and others arising out of the plaintiff’s treatment with RAPTIVA®.  The petition alleges claims based on negligence, strict liability, misrepresentation and suppression, conspiracy, and actual and constructive fraud.  The petition seeks compensatory damages and punitive damages in an unspecified amount.  The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to this matter. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

There were no developments material to XOMA in the United States Bankruptcy Court proceedings involving Aphton Corporation (described in XOMA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009) during the nine months ended September 30, 2010.

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

Volatility in the financial markets has also created liquidity problems in investments previously thought to bear a minimal risk. For example, money market fund investors, including us, have in the past been unable to retrieve the full amount of funds, even in highly-rated liquid money market accounts, upon maturity. Although as of September 30, 2010, we have received the full amount of proceeds from money market fund investments, an inability to retrieve funds from money market and similar short-term investments as they mature in the future could have a material and adverse impact on our business, results of operations and cash flows.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since September 30, 2010 no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or short-term investments or our ability to meet our financing objectives.

Because all of our product candidates are still being developed, we have sustained losses in the past and we expect to sustain losses in the future.

We have experienced significant losses and, as of September 30, 2010, we had an accumulated deficit of $835.6 million.

For the nine months ended September 30, 2010, we had a net loss of approximately $51.0 million or $2.87 per common share (basic and diluted). For the nine months ended September 30, 2009, we had a net loss of approximately $2.4 million or $0.24 per common share (basic and diluted).

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

We are authorized to issue, without shareholder approval, 1,000,000 preference shares, of which 2,959 were issued and outstanding as of November 2, 2010, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common shares. In addition, we are authorized to issue, generally without shareholder approval, up to 46,666,666 common shares, of which 21,798,576 were issued and outstanding as of November 2, 2010. If we issue additional equity securities, the price of our common shares may be materially and adversely affected.

As announced in the third quarter of 2009, we entered into an At Market Issuance Sales Agreement, with Wm Smith & Co. (“Wm Smith”), under which we may sell up to 1.7 million of our common shares from time to time through Wm Smith, as our agent for the offer and sale of the common shares. Wm Smith could sell these common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including but not limited to sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. Wm Smith could also sell the common shares in privately negotiated transactions, subject to our approval. From the inception of this agreement through September 30, 2010, we sold a total of 1,112,132 common shares through Wm Smith for aggregate gross proceeds of $10.7 million. From October 1, 2010 through October 27, 2010, 554,534 additional common shares were sold through Wm Smith, constituting all of the shares remaining available for sale under the agreement, for aggregate gross proceeds of $1.5 million.

In addition, we completed an underwritten offering of 2.8 million units, with each unit consisting of one of our common shares and a warrant to purchase 0.45 of a common share, for gross proceeds of approximately $21 million, before deducting underwriting discounts and commissions and estimated offering expenses of $1.7 million. The investors purchased the units at a price of $7.50 per unit. The warrants, which represent the right to acquire an aggregate of up to 1.26 million common shares, are exercisable beginning six months and one day after issuance and have a five-year term and an exercise price of $10.50 per share.

On July 23, 2010, we entered into a common share purchase agreement with Azimuth Opportunity, Ltd. (“Azimuth”), pursuant to which we obtained a committed equity line of credit facility under which we could sell up to $30 million of our registered common shares to Azimuth over a 12-month period, subject to certain conditions and limitations.  In August of 2010, we sold a total of 3,421,407 common shares under this facility for aggregate proceeds of $14.2 million, representing the maximum number of shares that could be sold under this facility.

On October 26, 2010, we entered into a new At Market Issuance Sales Agreement with Wm Smith and McNicoll, Lewis & Vlak LLC (the “Agents”), under which we may sell common shares from time to time through the Agents, as our agents for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-148342) filed with the U.S. Securities and Exchange Commission on December 26, 2007. The Agents may sell the common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. The Agents may also sell the common shares in privately negotiated transactions, subject to our prior approval.

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

There can be no assurance that the market price of our common shares will not decline below its present market price or that there will be an active trading market for our common shares. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. We have experienced significant volatility in the price of our common shares.  From January 1, 2010 through November 2, 2010, our share price has ranged from a high of $11.850 to a low of $2.310. Factors contributing to such volatility include, but are not limited to:

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

Even if products in which we have an interest receive approval in the future, they may not be accepted in the marketplace. In addition, we or our collaborators or licensees may experience difficulties in launching new products, many of which are novel and based on technologies that are unfamiliar to the healthcare community. We have no assurance that healthcare providers and patients will accept such products, if developed. For example, physicians and/or patients may not accept a product for a particular indication because it has been biologically derived (and not discovered and developed by more traditional means) or if no biologically derived products are currently in widespread use in that indication. Similarly, physicians may not accept a product if they believe other products to be more effective or are more comfortable prescribing other products.

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

•
We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 50 companies. As of September 30, 2010, we were aware of two antibody products manufactured using this technology that have received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular wet age-related macular degeneration and UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis.  In the third quarter of 2009, we sold our LUCENTIS® royalty interest to Genentech. In the third quarter of 2010, we sold our CIMZIA® royalty interest to an undisclosed buyer.

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

XOMA 052

We are conducting clinical testing of XOMA 052, a potent anti-inflammatory monoclonal antibody targeting IL-1 beta, in Type 2 diabetes patients and behcet's disease patients. Other companies are developing other products based on the same or similar therapeutic targets as XOMA 052 and these products may prove more effective than XOMA 052. We are aware that:

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

•
Eli Lilly and Company (“Lilly”) is developing LY2189102, an investigational IL-1 beta antibody, for bi-weekly subcutaneous injection for the treatment of Type 2 diabetes. Lilly announced the initiation of a Phase 2 study in the third quarter of 2009 and has estimated completion of this study in November of 2010.

•
In 2008, Biovitrum AB (now called Swedish Orphan Biovitrum, “Biovitrum”) obtained a worldwide exclusive license to Amgen Inc. (“Amgen”)’s Kineret® (anakinra) for its current approved indication. Kineret® is an IL-1 receptor antagonist (IL-1ra) currently marketed to treat rheumatoid arthritis and has been evaluated over the years in multiple IL-1 mediated diseases, including Type 2 diabetes and other indications we are considering for XOMA 052. In addition to other on-going studies, a proof-of-concept clinical trial in the United Kingdom investigating Kineret® in patients with a certain type of myocardial infarction, or heart attack, has been completed. In August of 2010, Biovitrum announced that the FDA had granted orphan drug designation to Kineret® for the treatment of CAPS.

•
In February of 2008, Regeneron Pharmaceuticals, Inc. (“Regeneron”) announced it had received marketing approval from the FDA for ARCALYST® (rilonacept) Injection for Subcutaneous Use, an interleukin-1 blocker or IL-1 Trap, for the treatment of CAPS, including Familial Cold Auto-inflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 and older. In September of 2009, Regeneron announced that rilonacept was approved in the European Union for CAPS. In June of 2010, Regeneron announced positive results of a Phase 3 clinical trial of rilonacept in gout. In October 2010, Regeneron disclosed that it expected to have initial data from two ongoing Phase 3 studies of rilonacept in gout by early 2011.

•
Amgen has been developing AMG 108, a fully-human monoclonal antibody that targets inhibition of the action of IL-1. On April 28, 2008, Amgen discussed results from its recently completed Phase 2 study in rheumatoid arthritis. AMG 108 showed statistically significant improvement in the signs and symptoms of rheumatoid arthritis and was well tolerated. Amgen has announced it is focusing on other opportunities for the antibody.

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

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, us and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of pending cases to forty-nine. All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs’ treatment with RAPTIVA®. Even though Genentech has agreed to indemnify us, there can be no assurance that this or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

On August 4, 2010, a petition was filed in the District Court of Dallas County, Texas in a case captioned McCall v. Genentech, Inc., et al., No. 10-09544.  The defendants filed a notice of removal to the United States District Court for the Northern District of Texas on September 3, 2010.  The removed case is captioned McCall v. Genentech, Inc., et al., No. 3:10-cv-01747-B.  The petition asserts personal injury claims against Genentech, the Company, and others arising out of the plaintiff’s treatment with RAPTIVA®.  The petition alleges claims based on negligence, strict liability, misrepresentation and suppression, conspiracy, and actual and constructive fraud.  The petition seeks compensatory damages and punitive damages in an unspecified amount.  Even though Genentech has agreed to indemnify us, there can be no assurance that this or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

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

In addition, as a result of the workforce reduction, we temporarily vacated another building. As manufacturing demand increases in the future, we plan to resume operations at this facility. The net book value of fixed assets in the vacant building potentially subject to write-down is approximately $3.6 million as of September 30, 2010. Although we have determined that there was no impairment of the assets as of September 30, 2010, there can be no assurance that we will not determine otherwise as of a future date and as a consequence write down these assets as impaired.

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

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 225 employees as of November 2, 2010. We anticipate that we will require additional experienced executive, accounting, research and development, legal, administrative and other personnel in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit
Number

10.24C	Second Amendment to Agreement dated September 15, 2008, between XOMA (US) LLC and National Institute of Allergy and Infectious Diseases

10.38
Royalty Purchase Agreement, dated as of August 12, 2010, by and among XOMA CDRA LLC, XOMA (US) LLC, XOMA Ltd., the buyer named therein (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)

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

XOMA Ltd.

Date: November 4, 2010	By:	/s/ STEVEN B. ENGLE
Steven B. Engle Chairman, Chief Executive Officer and President (principal executive officer)

Date: November 4, 2010	By:	/s/ FRED KURLAND
Fred Kurland Vice President, Finance and Chief Financial Officer (principal financial officer and chief accounting officer)