Form 10-Q/A
period 2010-11-11
XOMA LTD /DE/
filed 2010-11-12
CIK 791908

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2010
Common Shares, U.S. $0.0075 par value	21,798,576

Explanatory Note

 We are filing this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 (the “Form 10-Q”) for the sole purpose of correcting certain clerical errors appearing on the cover page and in Part II, Item 1A, Risk Factors, and to include our November 4, 2010 earnings release as an exhibit.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to the Form 10-Q.

Except as described above, no other changes have been made to the Form 10-Q, and this Amendment does not modify or update the disclosures or financial statements in the Form 10-Q or otherwise reflect any events occurring after the original filing of the Form 10-Q.  As a result, this Amendment should be read in conjunction with the Form 10-Q.

PART II -- OTHER INFORMATION

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

We are authorized to issue, without shareholder approval, 1,000,000 preference shares, of which 2,959 were issued and outstanding as of October 28, 2010, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common shares. In addition, we are authorized to issue, generally without shareholder approval, up to 46,666,666 common shares, of which 21,798,576 were issued and outstanding as of October 28, 2010. If we issue additional equity securities, the price of our common shares may be materially and adversely affected.

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

There can be no assurance that the market price of our common shares will not decline below its present market price or that there will be an active trading market for our common shares. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. We have experienced significant volatility in the price of our common shares.  From January 1, 2010 through November 2, 2010, our share price has ranged from a high of $11.850 to a low of $2.310 . Factors contributing to such volatility include, but are not limited to:

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

Furthermore, a marketing approval of a product may be withdrawn by the FDA, the European Commission or another regulatory agency or such a product may be voluntarily withdrawn by the company marketing it based, for example, on subsequently-arising safety concerns. In February of 2009, the European Medicines Agency (“EMEA”) announced that it had recommended suspension of the marketing authorization of RAPTIVA ® in the European Union and that its Committee for Medicinal Products for Human Use (“CHMP”) had concluded that the benefits of RAPTIVA ® no longer outweigh its risks because of safety concerns, including the occurrence of progressive multifocal leukoencephalopathy (“PML”) in patients taking the medicine. In the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA ® from the U.S. market, based on the association of RAPTIVA ® with an increased risk of PML.

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

Safety concerns may also arise in the course of on-going clinical trials or patient treatment as a result of adverse events or reactions. For example, in February of 2009, the EMEA announced that it had recommended suspension of the marketing authorization of RAPTIVA ® in the European Union and EMD Serono Inc., the company that marketed RAPTIVA ® in Canada (“EMD Serono”) announced that, in consultation with Health Canada, the Canadian health authority (“Health Canada”), it would suspend marketing of RAPTIVA ® in Canada. In March of 2009, Merck Serono Australia Pty Ltd, the company that marketed RAPTIVA ® in Australia (“Merck Serono Australia”), following a recommendation from the Therapeutic Goods Administration, the Australian health authority (“TGA”), announced that it was withdrawing RAPTIVA ® from the Australian market. In the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA ® from the U.S. market, based on the association of RAPTIVA ® with an increased risk of PML. As a result, sales of RAPTIVA ® ceased in the second quarter of 2009.

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

•
In April of 1996, we entered into an agreement with Genentech whereby we agreed to co-develop Genentech’s humanized monoclonal antibody product RAPTIVA ® . In April of 1999, March of 2003, and January of 2005, the companies amended the agreement. In October of 2003, RAPTIVA ® was approved by the FDA for the treatment of adults with chronic moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy and, in September of 2004, Merck Serono announced the product’s approval in the European Union. In January of 2005, we entered into a restructuring of our collaboration agreement with Genentech which ended our existing cost and profit sharing arrangement related to RAPTIVA ® in the United States and entitled us to a royalty interest on worldwide net sales. In February of 2009, the EMEA announced that it had recommended suspension of the marketing authorization of RAPTIVA ® in the European Union and EMD Serono announced that, in consultation with Health Canada, it would suspend marketing of RAPTIVA ® in Canada. In March of 2009, Merck Serono Australia, following a recommendation from the TGA, announced that it was withdrawing RAPTIVA ® from the Australian market. In the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA ® from the U.S. market, based on the association of RAPTIVA ® with an increased risk of PML. As a result, sales of RAPTIVA ® ceased in the second quarter of 2009.

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

•
We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 50 companies. As of September 30, 2010, we were aware of two antibody products manufactured using this technology that have received FDA approval, Genentech’s LUCENTIS ® (ranibizumab injection) for treatment of neovascular wet age-related macular degeneration and UCB’s CIMZIA ® (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis.  In the third quarter of 2009, we sold our LUCENTIS ® royalty interest to Genentech. In the third quarter of 2010, we sold our CIMZIA ® royalty interest to an undisclosed buyer.

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

XOMA 052

We are conducting clinical testing of XOMA 052, a potent anti-inflammatory monoclonal antibody targeting IL-1 beta, in Type 2 diabetes patients and Behcet's disease patients. Other companies are developing other products based on the same or similar therapeutic targets as XOMA 052 and these products may prove more effective than XOMA 052. We are aware that:

•
In June of 2009, Novartis announced it had received U.S. marketing approval for Ilaris ® (canakinumab), a fully-human monoclonal antibody targeting IL-1 beta, to treat children and adults with Cryopyrin-Associated Periodic Syndromes (“CAPS”). In October of 2009, Novartis announced that Ilaris ® had been approved in the European Union for CAPS. Canakinumab is also in clinical trials in Type 2 diabetes, chronic obstructive pulmonary disorder, certain forms of gout and systemic juvenile rheumatoid arthritis. In June of 2010, Novartis announced positive results of Phase 2 clinical trial of canakinumab in gout.

•
Eli Lilly and Company (“Lilly”) is developing LY2189102, an investigational IL-1 beta antibody, for bi-weekly subcutaneous injection for the treatment of Type 2 diabetes. Lilly announced the initiation of a Phase 2 study in the third quarter of 2009 and has estimated completion of this study in November of 2010.

•
In 2008, Biovitrum AB (now called Swedish Orphan Biovitrum, “Biovitrum”) obtained a worldwide exclusive license to Amgen Inc. (“Amgen”)’s Kineret ® (anakinra) for its current approved indication. Kineret ® is an IL-1 receptor antagonist (IL-1ra) currently marketed to treat rheumatoid arthritis and has been evaluated over the years in multiple IL-1 mediated diseases, including Type 2 diabetes and other indications we are considering for XOMA 052. In addition to other on-going studies, a proof-of-concept clinical trial in the United Kingdom investigating Kineret ® in patients with a certain type of myocardial infarction, or heart attack, has been completed. In August of 2010, Biovitrum announced that the FDA had granted orphan drug designation to Kineret ® for the treatment of CAPS.

•
In February of 2008, Regeneron Pharmaceuticals, Inc. (“Regeneron”) announced it had received marketing approval from the FDA for ARCALYST ® (rilonacept) Injection for Subcutaneous Use, an interleukin-1 blocker or IL-1 Trap, for the treatment of CAPS, including Familial Cold Auto-inflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 and older. In September of 2009, Regeneron announced that rilonacept was approved in the European Union for CAPS. In June of 2010, Regeneron announced positive results of a Phase 3 clinical trial of rilonacept in gout. In October 2010, Regeneron disclosed that it expected to have initial data from two ongoing Phase 3 studies of rilonacept in gout by early 2011.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our business  . In March of 2010, the U.S. Congress enacted and President Obama signed into law the Patient Protection and Affordable Care Act, which includes a number of healthcare reform provisions. The reforms imposed by the new law will significantly impact the pharmaceutical industry, most likely in the area of pharmaceutical product pricing; however, the full effects of new law cannot be known until these provisions are implemented and the relevant federal and state agencies issue applicable regulations or guidance.

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

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al , Case No. 09-446158. The complaint asserts claims against Genentech, us and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA ® . The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of pending cases to forty-nine. All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs’ treatment with RAPTIVA ® . Even though Genentech has agreed to indemnify us, there can be no assurance that this or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

On August 4, 2010, a petition was filed in the District Court of Dallas County, Texas in a case captioned McCall v. Genentech, Inc., et al. , No. 10-09544.  The defendants filed a notice of removal to the United States District Court for the Northern District of Texas on September 3, 2010.  The removed case is captioned McCall v. Genentech, Inc., et al. , No. 3:10-cv-01747-B.  The petition asserts personal injury claims against Genentech, the Company, and others arising out of the plaintiff’s treatment with RAPTIVA ®.   The petition alleges claims based on negligence, strict liability, misrepresentation and suppression, conspiracy, and actual and constructive fraud.  The petition seeks compensatory damages and punitive damages in an unspecified amount.  Even though Genentech has agreed to indemnify us, there can be no assurance that this or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

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

ITEM 6.	EXHIBITS
Exhibit
Number

10.24C	Second Amendment to Agreement dated September 15, 2008, between XOMA (US) LLC and National Institute of Allergy and Infectious Diseases (previously filed)

10.38
Royalty Purchase Agreement, dated as of August 12, 2010, by and among XOMA CDRA LLC, XOMA (US) LLC, XOMA Ltd., the buyer named therein (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (previously filed)

31.1	Certification of Steven B. Engle, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Fred Kurland, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Steven B. Engle, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Fred Kurland, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated November 4, 2010, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Ltd.

Date: November 12, 2010	By:	/s/ STEVEN B. ENGLE
Steven B. Engle Chairman, Chief Executive Officer and President (principal executive officer)

Date: November 12, 2010	By:	/s/ FRED KURLAND
Fred Kurland Vice President, Finance and Chief Financial Officer (principal financial officer and chief accounting officer)