Form 10-K/A
period 2009-12-31
XOMA LTD /DE/
filed 2010-12-27
CIK 791908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                 to

Commission File No. 0-14710

XOMA Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	52-2154066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2910 Seventh Street, Berkeley, California 94710	(510) 204-7200
(Address of principal executive offices, including zip code)	(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Shares, U.S. $0.0075 par value Preference Share Purchase Rights	The NASDAQ Global Market

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

Large Accelerated Filer ☐   Accelerated Filer ☒   Non-Accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes ☐     No ☒

 The aggregate market value of voting shares held by non-affiliates of the registrant is $134,644,609 as of June 30, 2009

 Number of Common Shares outstanding as of December 20, 2010: 23,525,430

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 of XOMA Ltd. (the “Company,” “we” or “us”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 11, 2010 (the “Original Form 10-K”), as previously amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2010 (together with the Original Filing, the “Form 10-K”).

On each of September 21, 2010 and October 20, 2010, we received comment letters from the staff of the SEC relating to the staff’s review of the Form 10-K. The purpose of this Amendment No. 2 is to respond to the comment letters. In this Amendment No. 2 we have included the following:

•	Item 1. Business: We have included additional disclosure regarding material agreements with third parties.

•
Item 11. Executive Compensation: We have included additional disclosure discussing option awards made to each named executive officer for the 2009 fiscal year and additional disclosure regarding the CEO Incentive Compensation Plan and Management Incentive Compensation Plan.

•	Item 15. Exhibits, Financial Statement Schedules: We have filed as Exhibits 10.7 through 10.7D of this Amendment No. 2 each named executive officer’s executed employment agreement.

•	Signatures: We have clarified that the Company’s Vice President, Finance and Chief Financial Officer is signing in the additional capacity of principal accounting officer.

Except as set forth above, the Form 10-K has not been amended, updated or otherwise modified. This Amendment No. 2 includes information contained in the Form 10-K, and we have made no attempt in the Amendment No. 2 to modify or update the disclosures presented in the Form 10-K, except as identified above. The disclosures in this Amendment No. 2 continue to speak as of the date of the Form 10-K, and do not reflect events occurring after the filing of the Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings. The filing of this Amendment No. 2 shall not be deemed to be an admission that the Form 10-K, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 1.  Business.

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

XOMA earned mid- and low-single digit royalties on the following marketed antibody products in 2009:

•
LUCENTIS® (ranibizumallinjection) by Genentech, Inc., a wholly-owned member of the Roche Group (referred to herein as “Genentech”):  LUCENTIS®, for the treatment of neovascular wet age-related macular degeneration, was approved by the FDA in June of 2006 and in the European Union in January of 2007, where it is distributed by Novartis.  It is the first marketed therapeutic product manufactured under a license using our bacterial cell expression technology.  In the third quarter of 2009, we sold our LUCENTIS® royalty interest to Genentech for $25 million, which included the receipt of royalties of $2.7 million earned in the second quarter of 2009 and an additional cash payment of $22.3 million.  We earned royalties on worldwide sales of LUCENTIS® for the first half of 2009 of $5.1 million.  During 2008, we earned royalties on worldwide sales of LUCENTIS® of $8.8 million.

•
RAPTIVA® (efalizumab) with Genentech:  RAPTIVA®, a humanized therapeutic monoclonal antibody, was the first biologic therapy designed to provide long-term control of chronic moderate-to-severe plaque psoriasis.  RAPTIVA® was approved by the FDA in October of 2003 and in the European Union in September of 2004.  RAPTIVA® was withdrawn from the commercial drug markets due to safety concerns in the first half of 2009, at which point royalties from RAPTIVA® sales ceased.  In 2009, we earned royalties of $1.2 million from worldwide sales of RAPTIVA®, compared with $12.2 million during 2008.  Refer to “We do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest” and “We are exposed to an increased risk of product liability claims, and a series of related cases is currently pending against us” under Item IA:  Risk Factors for a discussion of certain risks associated with RAPTIVA®.

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

Many licensees of our bacterial cell expression technology have developed, or are in the process of developing, antibodies for which we may be entitled to future milestone payments and royalties on product sales. Under the terms of our license agreement with Pfizer, signed in 2007, we received an up-front cash payment of $30 million and from 2008 through 2009 we received milestone payments relating to four undisclosed product candidates, including a payment of $0.5 million for the initiation of a Phase 3 clinical trial. We may also be eligible for additional milestone payments aggregating up to $4.9 million relating to these four product candidates and low single-digit royalties on future sales of all products subject to this license. In addition, we may receive potential milestone payments aggregating up to $1.7 million for each additional qualifying product candidate. Our right to milestone payments expires  on the later of the expiration of the last-to-expire licensed patent or the tenth anniversary of the effective date. Our right to royalties expires upon the expiration of the last-to-expire licensed patent.

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

Proprietary Product Summary:

The following table describes important information related to the proprietary products we are currently developing:

Program	Description	Indication	Status	Developer
XOMA 052	HET™ antibody to IL-1 beta	Type 2 diabetes, Type 1 diabetes, cardiovascular disease and rheumatology disease	Phase 2 for Type 2 diabetes, Type 1 diabetes, cardiovascular disease	Proprietary
XOMA 3AB	Therapeutic antibodies to multiple botulinum neurotoxins	Botulism poisoning	Pre-IND	Proprietary (NIAID-funded)
Multiple preclinical programs	Fully human monoclonal antibodies to undisclosed disease targets	Inflammatory, autoimmune, infectious and oncological diseases	Preclinical	Proprietary

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

Licensed Product Summary:

The following table describes important information related to certain products developed under licenses with us, for which we earn or may earn royalties on product sales in the future:

Program	Description	Indication	Status	Developer
CIMZIA® (certolizumab pegol)	Anti-TNF alpha antibody fragment	Rheumatoid arthritis and Crohn’s disease	Marketed in the U.S. and Canada for which XOMA earns royalties on product sales	UCB (marketed product)
Various products in development by Pfizer	Various monoclonal antibodies to undisclosed disease targets	Undisclosed diseases	Various phases of clinical and preclinical development	Pfizer
Various products in development by other licensees	Various monoclonal antibodies to undisclosed disease targets	Undisclosed diseases	Various phases of clinical and preclinical development	Various licenses

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

Under the terms of this agreement, we may receive potential milestone payments aggregating up to $20.75 million relating to one undisclosed product candidate and low single-digit royalties on future sales of all products subject to this license. In addition, in the event Takeda were to develop additional future qualifying product candidates under the terms of our agreement, we would be eligible for potential milestone payments aggregating up to $20.75 million for each such qualifying product candidate. Our right to milestone payments expires on the later of the receipt of payment from  Takeda of the last amount to be paid under the agreement or the cessation of all research and development activities with respect to all program antibodies, collaboration targets and/or collaboration products. Our right to royalties expires on the later of 13.5 years from the first commercial sale of each royalty-bearing discovery product or the expiration of the last-to-expire licensed patent.

In February of 2009 we expanded our existing collaboration to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems. We received a $29 million expansion fee, of which $23.2 million was received in cash in February of 2009 and the remainder was withheld for payment to the Japanese taxing authority. After deducting $0.9 million in costs incurred through the third quarter of 2009 related to the agreement, we recognized $28.1 million in revenue in 2009. We may receive potential milestones of up to $3.25 million per discovery product candidate and low single-digit royalties on future sales of all antibody products subject to this license. Our right to milestone payments expires on the later of  the receipt of payment from Takeda of the last amount to be paid under the agreement or  the cessation of all research and development activities with respect to all program antibodies, collaboration targets and/or collaboration products. Our right to royalties expires on the later of 10 years from the first commercial sale of such royalty-bearing discovery product, or the expiration of the last-to-expire licensed patent.

Arana

In September of 2009, we entered into an antibody discovery collaboration with Arana, a wholly-owned subsidiary of Cephalon, Inc., involving multiple proprietary XOMA antibody research and development technologies, including a new antibody phage display library and a suite of integrated information and data management systems. Arana agreed to pay us a fee of $6 million, and we may be entitled to future milestone payments aggregating up to $3 million per product, and low single-digit royalties on product sales. Our right to milestone payments expires the later of the receipt of payment from Arana of the last amount to be paid under the agreement,  the cessation by Arana of the use of all research and development technologies or  the cessation by Arana of the exercise of the patent rights granted to them. Our right to royalties expires five years from the first commercial sale of each royalty-bearing product.

Kaketsuken

In October of 2009, we entered into an antibody discovery collaboration with Kaketsuken, a Japanese research foundation, involving multiple proprietary XOMA antibody research and development technologies, including a new antibody phage display library and a suite of integrated information and data management systems. Kaketsuken agreed to pay us a fee of $8 million, and we may be entitled to future milestone payments aggregating up to $0.2 million per product, and low single-digit royalties on product sales. Our right to milestone payments expires upon  the receipt of payment from Kaketsuken of the last amount to be paid pursuant to the agreement. Our right to royalties expires 15 years from the first commercial sale of each royalty-bearing discovery product.

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

Under the restructured agreement, Novartis made a payment to us of $6.2 million in cash; reduced our existing debt by $7.5 million; will fully fund all future research and development expenses; may pay potential milestones of up to $14 million and royalty rates ranging from 10% to 20% for two ongoing product programs, including HCD122; and has provided us with options to develop or receive royalties on four additional programs. In exchange, Novartis has control over the HCD122 program and the additional ongoing program, as well as the right to expand the development of these programs into additional indications outside of oncology. As part of the agreement, Novartis paid us for all project costs incurred after July 1, 2008. Our right to milestone payments expires at such time as no collaboration product or former collaboration product is being developed or commercialized anywhere in the world and no royalty-style payments on these products are due. Our right to royalty-style payments expires on the later of  the expiration of any licensed patent covering each product or  20 years from the launch of each product that is produced from a cell line provided to Merck/Schering-Plough by XOMA.

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

In the second quarter of 2009, we successfully completed the agreed-upon activities of certain programs under the collaboration and transferred these programs to Merck/Schering-Plough for continued development.  As a result, the number of discovery and development programs under this collaboration was reduced. This resulted in the recognition of $2.6 million in May of 2009 of the remaining unamortized balance in deferred revenue pertaining to these transferred programs. We may also be eligible for additional milestone payments aggregating up to $11.75 million relating to the undisclosed product candidates and low single-digit royalties on future sales of all products subject to this license. In addition, we may receive potential milestone payments aggregating up to $12.75 million for each additional qualifying licensed product candidate, if any. Our right to milestone payments expires upon the later of the expiration of the last-to-expire licensed patent, the expiration of the royalty term provided in the agreement or the cessation of all research and development activities with respect to all program antibodies, collaboration targets, and/or collaboration products. Our right to royalties expires 15 years from the first commercial sale of each royalty-bearing product.

Merck/Schering-Plough/AVEO Pharmaceuticals, Inc. (“AVEO”)

In April of 2006, we entered into an agreement with AVEO to utilize our Human Engineering™ technology to humanize AV-299, AVEO’s novel anti-HGF antibody, under which AVEO paid us an up-front license fee and development milestones. In addition, we will receive royalties on sales of products resulting from the agreement. Under this agreement we created four Human Engineering™ versions of the original AV-299, all of which met design goals and from which AVEO selected one as its lead development candidate. In September of 2006, as a result of the successful humanization of AV-299, we entered into a second agreement with AVEO to manufacture and supply AV-299 in support of early clinical trials. Under the agreement, we created AV-299 production cell lines, conducted process and assay development, and performed Good Manufacturing Practices (“cGMP”) manufacturing activities. AVEO retains all development and commercialization rights to AV-299 and may be required to pay XOMA annual maintenance fees, additional development milestones payments aggregating up to $6.3 million and low single-digit royalties on product sales in the future. Our right to milestone payments expires upon full satisfaction of all financial obligations of AVEO pursuant to the agreement. Our right to royalties expires on the later of 15 years from the first commercial sale of each royalty-bearing product or the expiration of the last-to-expire licensed patent.

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

UCB

Celltech Therapeutics Ltd., now UCB Celltech, a branch of UCB, utilized our bacterial cell expression technology under license in the development of CIMZIA® for the treatment of moderate-to-severe Crohn’s disease in adults who have not responded to conventional therapies and for the treatment of moderate-to-severe rheumatoid arthritis in adults. We are entitled to receive a low single-digit royalty on sales of CIMZIA® in countries where our bacterial cell expression technology is patented, which includes the U.S. and Canada, until the expiration of the last-to-expire licensed patent. CIMZIA® was approved by the FDA in April of 2008 for the treatment of Crohn’s disease and in May of 2009 for the treatment of rheumatoid arthritis. CIMZIA® was approved in Canada for the treatment of moderate-to-severe rheumatoid arthritis in adults in September of 2009.

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

In January of 2005, we restructured our arrangement with Genentech on RAPTIVA® under which we were entitled to receive mid-single-digit royalties on worldwide sales of RAPTIVA® in all indications. The previous cost and profit sharing arrangement for RAPTIVA® in the U.S. was discontinued and Genentech was responsible for all operating and development costs associated with the product. In the first half of 2009, RAPTIVA® was withdrawn from the commercial drug markets and royalties ceased.

Genentech utilized our bacterial cell expression technology under license in the development of LUCENTIS® for the treatment of neovascular wet age-related macular degeneration. LUCENTIS® was approved by the FDA in June of 2006 and in the European Union in January of 2007. We were entitled to receive a low-single-digit royalty on worldwide sales of LUCENTIS®. In the third quarter of 2009, we sold our LUCENTIS® royalty interest to Genentech for $25 million, including royalty revenue from the second quarter of 2009. We will not receive any further royalties from sales of LUCENTIS®.

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

Recently Terminated Agreements

Goldman Sachs Term Loan

In September of 2009, we fully repaid our term loan facility with Goldman Sachs, which was a five-year term loan facility originally entered into in November of 2006 and refinanced in May of 2008.  As previously disclosed we were not in compliance with the requirements of the relevant provisions of this loan facility, due to the cessation of royalties from sales of RAPTIVA®.  Repayment of this loan facility discharged all of our obligations to the lenders.

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

Without limiting the foregoing, we are aware of the following competitors for the products and candidates shown in the table below.  This table is not intended to be representative of all existing competitors in the market:

Product/Candidate	Competitors
XOMA 052	Amgen, Inc. Biovitrum AB Cytos Biotechnology AG Eli Lilly and Company Novartis AG Regeneron Pharmaceuticals, Inc.
XOMA 3AB	Cangene Corporation Emergent BioSolutions, Inc.
CIMZIA®	Abbott Laboratories Amgen, Inc. Johnson & Johnson

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

Under Community law, the applicant may request grant of a MA under exceptional circumstances if comprehensive data on the efficacy and safety of the drug, under normal conditions of use cannot be provided because its intended indications are encountered so rarely (such as in the case of a medicinal product intended for treating an orphan disease) that comprehensive evidence cannot reasonably be collected, the present state of scientific knowledge will not allow comprehensive information to be collected, or it would be against generally accepted medical ethics to collect comprehensive information.  The Rapporteur, Co-Rapporteur and the other CHMP members will assess the justification/data submitted for exceptional circumstances as part of the overall assessment of the benefit/risk of the application.  It is up to the CHMP, during the review, to ultimately decide on whether grant of a MA under exceptional circumstances is justified on the evidence before them.  Approval under exceptional circumstances is subject to a requirement for specific procedures related to safety and results of its use and is reviewed annually to reassess the risk-benefit balance of the product.  Once approval is granted, the product can be marketed under the single European MA in all member states of the European Union and the European Economic Area.  Consistent with the single MA, the labeling for Europe is identical throughout all member states except that all labeling must be translated into the local language of the country of intended importation and in relation to the content of the so called “blue box “on the outer packaging in which locally required information may be inserted.

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

We have established a portfolio of patents and applications related to our Human Engineering™ technology, including U.S. Patent No. 5,766,886, directed to methods of modifying antibody variable domains to reduce immunogenicity.  Related patents and applications are directed to antibodies engineered according to our patented methods.  We believe that our patented Human Engineering™ ‘technology provides an attractive alternative to other humanization technologies.

We also have issued patents in the U.S. and Europe covering XOMA 052.  In May and September of 2009, the U.S. Patent and Trademark Office issued U.S. Patents 7,531,166 and 7,582,742, respectively, covering XOMA 052 and other antibodies and antibody fragments with similar binding properties for IL-1 beta, as well as nucleic acids, expression vectors and production cell lines for the manufacture of such antibodies and antibody fragments.  The patents provide exclusivity in the U.S. into 2027 and 2026 respectively.  In November of 2009, the European Patent Office granted a patent covering XOMA 052, as well as nucleic acids, expression vectors and production cell lines for the manufacture of XOMA 052.  The patent provides exclusivity in Europe into 2026.

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

In 2008, Genentech, Novartis and Merck/Schering-Plough each provided more than 10% of our total revenue, none of which represents a related party to XOMA.  These key customers accounted for 81 % of our total revenue in 2008 and represented 64% of the accounts receivable balance at December 31, 2008.  NIAID accounted for an additional 28% of the accounts receivable balance at December 31, 2008.  In 2007, Pfizer, Genentech, Merck/Schering-Plough and NIAID each provided more than 10% of our total revenue, none of which represent a related party to XOMA.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The primary objectives of the Company’s compensation program are to enable the Company to attract, motivate and retain outstanding individuals and align their success with that of the Company’s shareholders through the creation of shareholder value and achievement of strategic corporate objectives. We attract and retain executives by benchmarking against peer companies in our industry to ensure that our compensation packages remain competitive. This practice is discussed in greater detail below under the heading “Benchmarking.” When creating an executive’s overall compensation package, the different elements of compensation are considered in light of the role the executive will play in our achieving near term and longer term goals as well as the compensation packages provided to similarly situated executives at peer companies. We also tie short and long-term cash and equity rewards to the achievement of measurable corporate and individual performance criteria to create incentives that we believe enhance executive performance. Such performance criteria vary depending on individual executives’ roles, but include value-adding achievements such as revenue generation, cost reduction, gains in production efficiency and timely completion of undertakings. None of our employees are covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in connection with retirement.

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

As part of the benchmarking process, the Compensation Committee recognizes the practical reality that job responsibilities of persons with similar titles may vary significantly from company to company, and that a person’s title is not necessarily descriptive of a person’s duties. The Compensation Committee considers the scope and complexity of executive positions within the Executive Compensation Survey and compares these positions to the scope and complexity of our executive positions. The result is an assessment of the compensation being paid to our executives in light of the compensation being paid to persons performing duties of similar scope and complexity at the companies participating in the Executive Compensation Survey. The Compensation Committee uses this assessment to assist it in making decisions regarding appropriate compensation levels for our executive positions. The underlying principle of the evaluation methodology is to focus on identifying those positions that have a scope and complexity of responsibilities that are comparable to those duties exercised by each of our particular executives.

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

For grants during 2009, the number of options granted were determined based on employee performance and perceived potential, the numbers of options granted to such individuals in the previous fiscal year, the aggregate number of options held by each such individual, the number of options granted to similarly situated individuals in the pharmaceutical and biotechnology industries, the price of the Company’s Common Shares relative to other companies in such industries and the resulting relative value of such options.  Although no specific measures of corporate performance were considered, the fact that no incentive compensation was awarded under the Company’s incentive compensation plans for 2008, notwithstanding that management had successfully achieved a percentage of the 2008 objectives under such plans in excess of the minimum required to make awards, was considered.

In February of 2009, Mr. Engle was granted options to purchase 600,000 common shares and Dr. Scannon and Messrs. Kurland, Margolin and Wells were each granted options to purchase 200,000 common shares.  These numbers were arrived at after consideration of the factors described in the foregoing paragraph, without any of such factors being assigned a specific weighting or measured against quantified criteria, except when considering the number of options granted to similarly situated individuals in the pharmaceutical and biotechnology industries.  In considering that factor, the number of options granted was benchmarked against the 25th percentile of the peer group companies.  This percentile was selected over the initially recommended 50th percentile in light of the limited number of shares then available for grant under the Company’s long-term incentive plans.

Historically, option grants intended as long-term incentive compensation have been made pursuant to the Company’s 1981 Share Option Plan (the “Option Plan”) and Restricted Share Plan (the “Restricted Plan”). In May of 2010, the Compensation Committee and the full Board adopted, subject to shareholder approval, a new equity-based compensation plan, the 2010 Long Term Incentive and Share Award Plan (the “Long Term Incentive Plan”). The Long Term Incentive Plan is intended to consolidate the Company’s long-term incentive compensation under a single plan, by replacing the Option Plan, the Restricted Plan and the 1992 Directors Share Option Plan (the “Directors Plan”) going forward, and to provide a more current set of terms pursuant to which to provide this type of compensation. The Long Term Incentive Plan is described in greater detail below under the heading “Description of Long Term Incentive Plan.”

Cash Bonus Plans.

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

Only our CEO is eligible to participate in the CICP and, depending on his or her performance and that of the Company, earn incentive compensation. As soon as practicable after the end of each fiscal year (the “Plan Period”), the Compensation Committee recommends to the Board and the Board determines whether and to what extent certain pre-established Company objectives for that Plan Period (“Company Objectives”) have been met, each Company Objective having been assigned a percentage toward completion of the Company Objectives overall (each, a “Achievement Percentage”). For each Plan Period, unless 70% of the Company Objectives for that Plan Period have been met, no incentive compensation will be awarded. The Board retains considerable discretion both in determining the extent to which the Company Objectives are achieved and in considering additional factors which may influence its overall determinations.

The incentive compensation under the CICP is weighted based 70% on meeting Company Objectives and 30% based on a discretionary evaluation by the Compensation Committee. The award opportunity range for the CEO expressed as a percentage of his or her base salary is as follows: minimum award opportunity—25%; target award opportunity—50%; and maximum award opportunity—75%, in each case, of base salary.

The performance of the CEO is typically rated as soon as practicable following the conclusion of the Plan Period. Distribution of incentive compensation is generally made in February or March of the succeeding year after the Plan Period. The incentive awards granted under the CICP are payable in cash.

MICP .    Certain employees are also compensated through the Management Incentive Compensation Plan (the “MICP”), in which officers (other than the CEO) and employees who have the title of Senior Director, Director or Manager, as well as certain additional discretionary participants chosen by the CEO, are eligible to participate. Under the MICP, at the beginning of each Plan Period, the Board (with advice from the Compensation Committee) establishes a target incentive compensation pool, which is then adjusted at year-end to reflect the Company’s performance in achieving the Company Objectives.

After each Plan Period, the Board, based on the recommendation of the Compensation Committee, makes a determination as to the performance of the Company and MICP participants in meeting the Company Objectives and individual objectives for that Plan Period, which are determined from time to time by the Board in its sole discretion. Awards to MICP participants vary depending upon the level of achievement of the Company Objectives, the size of the incentive compensation pool and the MICP participants’ base salaries and performance during the Plan Period as well as their expected ongoing contribution to the Company. The Company must meet a minimum percentage of the Company Objectives (currently 70%) for a particular Plan Period before any awards are made under the MICP for that Plan Period. The Board retains considerable discretion both in determining the extent to which the Company Objectives are achieved and in considering additional factors which may influence its overall determinations.

For officers, including the executive officers named in the “Summary Compensation Table” below other than Mr. Engle, the incentive compensation under the MICP is weighted based 50% on meeting Company Objectives, 30% based on individual objectives and 20% based on a discretionary evaluation by the CEO. The target award for these officers as a percentage of base salary is 30%, with an award opportunity range of 15% to 45% of base salary. For other MICP participants, the incentive compensation is weighted based either 40% or 30% on meeting Company Objectives, either 40% or 50% on individual objectives and, in all cases, 20% on a discretionary evaluation by the CEO. The award opportunities for these participants as a percentage of base salary range from a minimum of 5% to a maximum of 37.5% of base salary, depending on among other things the participants’ position within the Company.

The performance of the MICP participants is typically rated as soon as practicable following the conclusion of the Plan Period. Distribution of incentive compensation is generally made in February or March of the succeeding year after the Plan Period. Awards under the MICP are payable in cash.

For 2009, 146 individuals were determined to be eligible to participate in the MICP, including all of the executive officers named in the “Summary Compensation Table” below other than Mr. Engle.

BCP .    Employees who are not eligible to participate in the CICP or the MICP are also compensated through the Bonus Compensation Plan (the “BCP”). Under the BCP, at the beginning of each Plan Period, the Board (with advice from the Compensation Committee) establishes a target incentive compensation pool, which is then adjusted at year-end to reflect the Company’s performance in achieving the Company Objectives.

After each Plan Period, the Board, based on the recommendation of the Compensation Committee, makes a determination as to the performance of the Company and BCP participants in meeting the Company Objectives, which are determined from time to time by the Board in its sole discretion. Awards to BCP participants vary depending upon the level of achievement of the Company Objectives, the size of the incentive compensation pool and the BCP participants’ base salaries. The Company must meet a minimum percentage of the Company Objectives (currently 70%) before any awards are made under the BCP. Awards under the BCP are payable in cash.

For 2009, 69 individuals were determined to be eligible to participate in the BCP.

Bonus Determinations for 2009.  For 2009, the Compensation Committee recommended and the Board approved the following Company Objectives: (1) generate $20 to 25 million in cash in the first half of 2009, which was assigned a 40% Achievement Percentage, (2) enter into a significantly beneficial corporate partnership with respect to the Company’s lead product candidate, XOMA 052, by the end of 2009, which was assigned a 30% Achievement Percentage, (3) enter into technology licensing and/or collaboration transactions yielding at least a specified amount in upfront payments to the Company by the end of 2009, which was assigned a 15% Achievement Percentage, and (4) consolidate certain manufacturing operations, maintain certain manufacturing capacity and increase biodefense revenues, which was assigned a 15% Achievement Percentage. In February of 2010, the Board determined that the first such Company Objective had been exceeded, that the third and fourth such Company Objectives had been achieved and that the second such Company Objective had not been completed as of the end of 2009.

The Board, exercising its discretion, also took into account management’s performance in response to the severe adverse conditions and events affecting the Company in 2009, including general economic declines and market instability, the sudden withdrawal of RAPTIVA®, in which the Company had a royalty interest, from the worldwide markets and the resulting threat of default under the Company’s loan from Goldman Sachs Specialty Holdings, Inc. (“Goldman Sachs”), which had been secured by such royalty interest, as well as other achievements during the Plan Period, including the removal of the “going concern” qualification from the opinion of the Company’s outside auditors regarding its 2008 financial statements, the sale of the Company’s royalty interest in LUCENTIS® for $25 million, the Company’s successful organizational restructuring and certain aspects of its financial performance for the Plan Period. The Board also noted that, in the previous year, management had recommended, and the Board had determined, not to award bonuses under either the CICP or the MICP with respect to 2008 in light of economic conditions affecting the Company and in order to conserve its cash resources, notwithstanding that the Company had met a percentage of the Company Objectives for 2008 in excess of the minimum required. After evaluating the various facts and circumstances described above, the Board concluded that in excess of 100% of the Company Objectives had been achieved for the 2009 Plan Period.  As a result, the CEO and each of the other named executive officers received in excess of the target amounts attributable to achievement of the Company Objectives under the CICP and the MICP, as applicable.

Under the CICP, Mr. Engle had no individual objectives for 2009 other than the Company Objectives.  Individual objectives for 2009 under the MICP for Dr. Scannon were: (1) advance the development of XOMA 052 and the Company’s antibody platform and manufacturing technologies, (2) the second Company Objective described above, (3) advance the Company’s biodefense efforts, and (4) expand the Company’s research effort in finding new product candidates.  In February of 2010, the CEO determined and the Compensation Committee concurred that Dr. Scannon had exceeded the first such objective and achieved his remaining objectives, except for the second Company Objective.  Individual objectives for 2009 under the MICP for Mr. Kurland were: (1) the first Company Objective described above, (2) successfully resolve the threat of default under the Company’s loan from Goldman Sachs, (3) reduce Company expenses, and (4) assure Company compliance with financial reporting and related requirements.  In February of 2010, the CEO determined and the Compensation Committee concurred that Mr. Kurland had exceeded all such objectives.  Individual objectives for 2009 under the MICP for Mr. Margolin were as follows: (1) the first, second and third Company Objectives described above and (2) advance the Company’s antibody platform technologies.  In February of 2010, the CEO determined and the Compensation Committee concurred that Mr. Margolin had exceeded all such objectives, except for the second Company Objective.  Individual objectives for 2009 under the MICP for Mr. Wells were as follows: (1) develop and implement a workforce stabilization plan, (2) implement a succession planning process, (3) assess and align the Company’s information technology strategy to reflect changes within the Company, and (4) strengthen cross-functional work processes and organizational capabilities within the Company.  In February of 2010, the CEO determined and the Compensation Committee concurred that Mr. Wells had achieved all such objectives.

As to that portion of Mr. Engle’s bonus based on a discretionary evaluation of the CEO’s overall performance in 2009, the majority of the independent members of the Board determined to include 20% of Mr. Engle’s target bonus amount as a portion of his bonus following consideration of, among other things, the factors described in the second preceding paragraph.  In addition, the CEO determined and the Compensation Committee concurred to include between 15% and 20% of each other named executive officer’s target bonus amount as the portion of such officer’s bonus based on a discretionary evaluation.

The evaluation process and resulting determinations described above resulted in cash bonus payments under the CICP and the MICP to the executive officers named in the “Summary Compensation Table” below for 2009 as follows:

	Base Salary	Target Bonus Percentage	Target Bonus Amount	Actual Bonus Percentage	Actual Bonus Amount
Steven B. Engle	$540,750	50%	$270,375	48.5%	$262,267
Patrick J. Scannon M.D., Ph.D.	$389,340	30%	$116,802	31.8%	$123,811
Fred Kurland	$310,000	30%	$93,000	35.0%	$108,655
Christopher J. Margolin	$338,520	30%	$101,556	33.9%	$114,810
Charles C. Wells	$304,500	30%	$91,350	31.5%	$95,918

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

Summary Compensation Table

The following table sets forth certain summary information for the prior three years concerning the compensation earned by the Company’s Chief Executive Officer, Chief Financial Officer, our three other most highly compensated officers who were named executive officers of the Company as of December 31, 2009. Information for 2008 and 2007 concerning Mr. Wells has been omitted in accordance with Securities and Exchange Commission (“SEC”) rules because he was not a “named executive officer” during those years.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(6)	Total ($)
Steven B. Engle (Chairman of	2009	$540,750	$0	$0	$212,280	$262,267	N/A	$38,725	$1,054,022
the Board, Chief Executive	2008	$515,000	$0	$0	$243,787	$0	N/A	$390,489	$1,149,276
Officer and President)	2007	$202,760	$50,000	$0	$4,572,830	$112,472	N/A	$36,980	$4,975,042

Patrick J. Scannon, M.D., Ph.D.	2009	$389,340	$0	$0	$70,760	$123,811	N/A	$13,136	$597,047
(Executive Vice President and	2008	$370,800	$0	$0	$86,680	$0	N/A	$17,045	$474,525
Chief Medical Officer)	2007	$360,000	$0	$0	$461,248	$115,631	N/A	$17,269	$954,148

Fred Kurland (Vice President,	2009	$310,000	$0	$0	$70,760	$108,655	N/A	$12,785	$502,200
Finance and Chief Financial	2008	$3,577	N/A	N/A	$305,680	$0	N/A	$0	$309,257
Officer)	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Christopher J. Margolin (Vice	2009	$338,520	$0	$0	$70,760	$114,810	N/A	$28,356	$552,446
President, General Counsel and	2008	$322,400	$0	$0	$86,680	$0	N/A	$29,944	$439,024
Secretary)	2007	$310,000	$0	$0	$367,646	$110,033	N/A	$29,890	$817,569

Charles C. Wells (Vice President, Human Resources and Information Technology)	2009	$304,500	$0	$0	$70,760	$95,918	N/A	$11,568	$482,746
_______________________

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

(3)
The amounts in this column do not reflect compensation actually received by the named executive officers but represent the aggregate grant date fair value for option awards calculated in accordance with FASB ASC Topic 718. Amounts for 2007 and 2008 have been recomputed under the same methodology in accordance with SEC rules. See Notes 2 and 9 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”) regarding assumptions underlying valuation of equity awards.

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

Grants of Plan-Based Awards

The following table contains information concerning the grant of awards to our named executive officers under any plan during 2009.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity			All Other Stock Awards: Number of Shares	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	of Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Awards (1)
Steven B. Engle	02-26-2009	—	—	—	—	—	—	—	600,000	$0.56	$212,280

Patrick J. Scannon, M.D., Ph.D.	02-26-2009	—	—	—	—	—	—	—	200,000	$0.56	$70,760

Fred Kurland	02-26-2009	—	—	—	—	—	—	—	200,000	$0.56	$70,760

Christopher J. Margolin	02-26-2009	—	—	—	—	—	—	—	200,000	$0.56	$70,760

Charles C. Wells	02-26-2009	—	—	—	—	—	—	—	200,000	$0.56	$70,760

(1)
The grant date fair values were calculated in accordance with FASB ASC 718. See Notes 2 and 9 of the consolidated financial statements in the 2009 Form 10-K regarding assumptions underlying valuation of equity awards.

Outstanding Equity Awards as of December 31, 2009

The following table provides information as of December 31, 2009 regarding unexercised options and restricted common share awards held by each of our named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steven B. Engle	500,000 1,225,001 812,500 103,125 125,000	0 874,999 687,500 121,875 475,000	0	$ 5.0000 $ 2.1700 $ 3.6700 $ 2.7100 $ 0.5600	08-03-2017 08-03-2017 10-31-2017 02-21-2018 02-26-2019	0	0	0	0

Patrick J. Scannon, M.D., Ph.D.	25,000 25,000 25,000 30,000 30,000 30,000 28,750 28,333 216,667 36,667 41,667	0 0 0 0 0 0 1,250 11,667 183,333 43,333 158,333	0	$ 9.7500 $ 8.6250 $ 10.1600 $ 3.3300 $ 5.7700 $ 1.4000 $ 1.6800 $ 3.3900 $ 3.6700 $ 2.7100 $ 0.5600	02-23-2010 02-21-2011 02-20-2012 02-26-2013 02-25-2014 02-23-2015 02-28-2016 02-21-2017 10-31-2017 02-21-2018 02-26-2019	0	0	0	0

Fred Kurland	200,000 41,667	600,000 158,333	0	$ 0.6200 $ 0.5600	12-29-2018 02-26-2019	0	0	0	0

Christopher J. Margolin	25,000 25,000 25,000 25,000 40,000 10,000 30,000 30,000 25,000 28,750 28,333 15,000 143,542 36,667 41,667	0 0 0 0 0 0 0 0 0 1,250 11,667 0 121,458 43,333 158,333		$ 5.3125 $ 9.7500 $ 8.6250 $ 10.1600 $ 3.3300 $ 3.9200 $ 5.7700 $ 1.4000 $ 1.7800 $ 1.6800 $ 3.3900 $ 3.6700 $ 3.6700 $ 2.7100 $ 0.5600	01-21-2010 02-23-2010 02-21-2011 02-20-2012 02-26-2013 04-10-2013 02-25-2014 02-23-2015 10-25-2015 02-28-2016 02-21-2017 10-31-2017 10-31-2017 02-21-2018 02-26-2019

Charles C. Wells	50,000 25,000 30,000 30,000 30,000 28,750 28,333 162,500 36,667 41,667	0 0 0 0 0 1,250 11,667 137,500 43,333 158,333	0	$ 10.4500 $ 10.1600 $ 3.3300 $ 5.7700 $ 1.4000 $ 1.6800 $ 3.3900 $ 3.6700 $ 2.7100 $ 0.5600	05-07-2011 02-20-2012 02-26-2013 02-25-2014 02-23-2015 02-28-2016 02-21-2017 10-31-2017 02-21-2018 02-26-2019	0	0	0	0

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

Pension Benefits

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

Outplacement Program.    If a named executive officer’s employment is involuntarily terminated within eighteen (18) months of a change of control, the named executive officer will immediately become entitled to participate in a twelve (12) month executive outplacement program provided by an executive outplacement service, at the Company’s expense not to exceed $15,000.

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

Based on the review and discussions referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the 2009 Form 10-K.

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

The Compensation Committee has retained the services of the Consultant to assist in evaluating the Company’s director compensation program against the relevant market. The Consultant created a survey (the “Director Compensation Survey”) which compared the Company’s director pay levels to those of the same peer group of companies used in the Executive Compensation Survey. In preparing the Director Compensation Survey, the Compensation Committee has relied on the Consultant to conduct its own research, compile its own survey data and provide a summary of such data relevant to the Compensation Committee’s decisions with respect to setting director compensation levels. The benchmarking process for director compensation used by the Compensation Committee based on the Director Compensation Survey is substantially similar to the process for evaluating executive compensation described above under “Compensation Discussion and Analysis.” Following the benchmarking process for 2010, the only changes to directors compensation were an increase in the annual cash fees paid to the Audit Committee chairman, other members of the Audit Committee and the Lead Independent Director from $15,000 to $20,000, from $7,500 to $9,000 and from $10,000 to $20,000, respectively, effective July 1, 2010 and an increase in the number of options to be granted to non-employee directors upon initial election and annually from 70,000 to 175,000 and from 35,000 (or 45,000 in the case of the Lead Independent Director) to 75,000 (or 95,000 in the case of the Lead Independent Director), respectively.

The table below sets forth the non-employee director compensation for 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total
William K. Bowes, Jr.	$54,250	$0	$17,881	$0	$0	$0	$72,131
Charles J. Fisher, Jr., M.D.	$41,000	$0	$17,881	$0	$0	$0	$58,881
Peter Barton Hutt	$41,000	$0	$17,881	$0	$0	$0	$58,881
W. Denman Van Ness	$70,500	$0	$22,990	$0	$0	$0	$93,490
John Varian	$46,042	$0	$17,881	$0	$0	$0	$63,923
Patrick J. Zenner	$50,000	$0	$17,881	$0	$0	$0	$67,881
Total	$302,792	$0	$112,395	$0	$0	$0	$415,187
__________________________

(1)
The option amounts represent the aggregate grant date fair value for option awards computed in accordance with FASB ASC Topic 718. See Notes 2 and 9 of the consolidated financial statements in the 2009 Form 10-K regarding assumptions underlying valuation of equity awards. As of December 31, 2009, the aggregate option amounts outstanding for each non-employee director were as follows: Mr. Bowes—177,000; Dr. Fisher—198,600; Mr. Hutt—200,600; Mr. Van Ness—269,500 (224,500 of which are held by The Van Ness 1983 Revocable Trust); Mr. Varian—105,000 and Mr. Zenner—196,800.

Director Compensation Policy

Effective July 1, 2010, each non-employee director will receive an annual retainer of $35,000, plus an additional (1) $20,000, in the case of the chairman of the Audit Committee, (2) $9,000, in the case of any other member of the Audit Committee, (3) $12,000, in the case of the chairman of the Compensation Committee or Nominating & Governance Committee, (4) $6,000, in the case of any other member of the Compensation Committee or Nominating & Governance Committee, and (5) $20,000, in the case of the Lead Independent Director. The Company’s directors do not receive meeting fees.

Additionally, assuming shareholder approval of Item 6 of this proxy statement, each non-employee director will be granted options to purchase 175,000 Common Shares pursuant to the Long Term Incentive Plan upon initial election to the Board and will be annually granted an option to purchase 75,000 Common Shares (other than the Lead Independent Director, who is annually granted an option to purchase 95,000 Common Shares) pursuant to the Long Term Incentive Plan upon reelection to the Board, each at an exercise price per share equal to the closing market price of the Common Shares on the date of grant. In 2009, all non-employee directors other than Mr. Van Ness, the Lead Independent Director, were granted an option to purchase 35,000 Common Shares pursuant to the Directors Plan and Mr. Van Ness was granted an option to purchase 45,000 Common Shares pursuant to the Directors Plan, all at an exercise price of $0.76 per share.

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

Item 15. Exhibits and Financial Statement Schedules.

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

(3)           Exhibits:

See “Index to Exhibits” on page 35 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of December 2010.

XOMA LTD. By: /s/ Steven B Engle_______________________________ Steven B. Engle Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Steven B. Engle (Steven B. Engle)	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	December 27, 2010
/s/ Fred Kurland (Fred Kurland)	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 27, 2010
/s/ Patrick J. Scannon (Patrick J. Scannon, M.D., Ph.D.)	Executive Vice President, Chief Medical Officer and Director	December 27, 2010
/s/ W. Denman Van Ness (W. Denman Van Ness)	Lead Director	December 27, 2010
/s/ William K. Bowes, Jr. (William K. Bowes, Jr.)	Director	December 27, 2010
/s/ Charles J. Fisher (Charles J. Fisher, M.D.)	Director	December 27, 2010
/s/ Peter Barton Hutt (Peter Barton Hutt)	Director	December 27, 2010
/s/ John Varian (John Varian)	Director	December 27, 2010
/s/ Timothy P. Walbert (Timothy P. Walbert)	Director	December 27, 2010
/s/ Jack L. Wyszomierski (Jack L. Wyszomierski)	Director	December 27, 2010

Index to Exhibits

Exhibit Number
1.1	Underwriting Agreement dated February 2, 2010 (Exhibit 10.1) 1
3.1	Memorandum of Continuance of XOMA Ltd. (Exhibit 3.4) 2
3.2	Bye-Laws of XOMA Ltd. (as amended) (Exhibit 3.2) 3
4.1	Shareholder Rights Agreement dated as of February 26, 2003, by and between XOMA Ltd. and Mellon Investor Services LLC as Rights Agent (Exhibit 4.1) 3
4.2	Resolution Regarding Preferences and Rights of Series A Preference Shares (Exhibit A to Exhibit 4.1) 3
4.3	Resolution Regarding Preferences and Rights of Series B Preference Shares (Exhibit B to Exhibit 3) 4
4.4	Form of Common Stock Purchase Warrant (Incyte Warrants) (Exhibit 2) 35
4.5	Indenture between XOMA Ltd. and Wells Fargo Bank, National Association, as trustee, relating to the Company’s 6.50% Convertible SNAPs SM due February 1, 2012 (Exhibit 2) 5
4.6	Form of Warrant (May 2009 Warrants) (Exhibit 10.2) 6
4.7	Form of Warrant (June 2009 Warrants) (Exhibit 10.2) 7
4.8	Form of Warrant (February 2010 Warrants) (Exhibit 10.2) 1
4.9	Form of Amended and Restated Warrant (May 2009 Warrants) (Exhibit 10.5) 1
4.10	Form of Amended and Restated Warrant (June 2009 Warrants) (Exhibit 10.6) 1
5.1	Legal Opinion of Conyers Dill & Pearman Regarding Shares Issued Pursuant to At Market Issuance Sales Agreement**
5.1A	Legal Opinion of Conyers Dill & Pearman Regarding Shares Issued Pursuant to At Market Issuance Sales Agreement (37)
10.1	1981 Share Option Plan as amended and restated (Exhibit 10.1) 8
10.1A	Form of Share Option Agreement for 1981 Share Option Plan (Exhibit 10.1A) 9
10.1B	Amendment to 1981 Share Option Plan (Exhibit 10.1B) 10
10.1C	Amendment No. 2 to 1981 Share Option Plan (Exhibit 10.1C) 10
10.1D	Amendment No. 3 to 1981 Share Option Plan (Exhibit 10.1) 11
10.2	Restricted Share Plan as amended and restated (Exhibit 10.3) 8

10.2A	Form of Share Option Agreement for Restricted Share Plan (Exhibit 10.2A) 9
10.2B	Amendment to Restricted Share Plan (Exhibit 10.2C) 10
10.2C	Amendment No. 2 to Restricted Share Plan (Exhibit 10.2D) 10
10.2D	Amendment No. 3 to Restricted Share Plan (Exhibit 10.2D) 9
10.2E	Amendment No. 4 to Restricted Share Plan (Exhibit 10.2) 11
10.2F	2007 CEO Share Option Plan (Exhibit 10.7) 12
10.3	1992 Directors Share Option Plan as amended and restated (Exhibit 10.3) 9
10.3A	Amendment No. 1 to 1992 Directors Share Option Plan 13
10.3B	Form of Share Option Agreement for 1992 Directors Share Option Plan (initial grants) (Exhibit 10.3A) 9
10.3C	Form of Share Option Agreement for 1992 Directors Share Option Plan (subsequent grants) (Exhibit 10.3B) 9
10.3D	2002 Director Share Option Plan (Exhibit 10.10) 8
10.4	Management Incentive Compensation Plan as amended and restated (Exhibit 10.3) 11
10.4A	CEO Incentive Compensation Plan (Exhibit 10.4A) 9
10.4B	Bonus Compensation Plan (Exhibit 10.4B) 9
10.5	1998 Employee Share Purchase Plan as amended and restated (Exhibit 10.11) 8
10.5A	Amendment to 1998 Employee Share Purchase Plan (Exhibit 10.5A) 10
10.5B	Amendment No. 2 to 1998 Employee Share Purchase Plan (Exhibit 10.5B) 10
10.6	Form of Amended and Restated Indemnification Agreement for Officers (Exhibit 10.6) 14
10.6A	Form of Amended and Restated Indemnification Agreement for Employee Directors (Exhibit 10.7) 14
10.6B	Form of Amended and Restated Indemnification Agreement for Non-employee Directors (Exhibit 10.8) 14
10.7	Amended and Restated Employment Agreement entered into between XOMA (US) LLC and Steven B. Engle, dated as of December 30, 2008*
10.7A	Amended and Restated Employment Agreement entered into between XOMA (US) LLC and Patrick J. Scannon, dated as of December 30, 2008*
10.7B	Employment Agreement entered into between XOMA (US) LLC and Fred Kurland, dated as of December 29, 2008*
10.7C	Amended and Restated Employment Agreement entered into between XOMA (US) LLC and Christopher J. Margolin, dated as of December 30, 2008*

10.7D	Amended and Restated Employment Agreement entered into between XOMA (US) LLC and Charles C. Wells, dated as of December 30, 2008*
10.7E	Consulting Agreement effective as of August 3, 2007 between XOMA (US) LLC and John L. Castello (Exhibit 10.8) 12
10.8	Form of Change of Control Severance Agreement entered into between XOMA Ltd. and certain of its executives, with reference schedule**
10.9	Lease of premises at 890 Heinz Street, Berkeley, California dated as of July 22, 1987 (Exhibit 10.12) 15
10.10	Lease of premises at Building E at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of April 21, 1988 (Exhibit 10.13) 15
10.11	Lease of premises at Building C at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of August 26, 1987 (Exhibit 10.14) 15
10.12	Letter of Agreement regarding CPI adjustment dates for leases of premises at Buildings C, E and F at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 (Exhibit 10.15) 15
10.13	Lease of premises at 2910 Seventh Street, Berkeley, California dated March 25, 1992 (Exhibit 10.16) 15
10.13A	Fifth amendment to lease of premises at 2910 Seventh Street, Berkeley, California dated June 1, 2006 (Exhibit 10.58) 16
10.14	Lease of premises at 5860 and 5864 Hollis Street, Emeryville, California dated as of November 2, 2001 (with addendum) (Exhibit 10.19) 17
10.15	Lease of premises at 2850 Seventh Street, Second Floor, Berkeley, California dated as of December 28, 2001 (with addendum and guaranty) (Exhibit 10.20) 17
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

10.24C	Second Amendment to Agreement dated September 15, 2008, between XOMA (US) LLC and National Institute of Allergy and Infectious Diseases (Exhibit 10.24C)(38)
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

10.31	Common Stock Purchase Agreement, dated as of October 21, 2008, by and between XOMA Ltd. and Azimuth Opportunity Ltd. (Exhibit 10.1) 33
10.31A	Common Share Purchase Agreement, dated as of July 23, 2010, by and between XOMA Ltd. and Azimuth Opportunity Ltd. (Exhibit 10.1) 36
10.32	Securities Purchase Agreement dated May 15, 2009, between XOMA Ltd. and the investors named therein (Exhibit 10.1) 6
10.32A	Engagement Letter dated May 15, 2009 (Exhibit 10.3) 6
10.33	Securities Purchase Agreement dated June 5, 2009, between XOMA Ltd. and the investors named therein (Exhibit 10.1) 7
10.33A	Engagement Letter dated June 4, 2009 (Exhibit 10.3) 7
10.34
Discovery Collaboration Agreement dated September 9, 2009, by and between XOMA Development Corporation and Arana Therapeutics Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.35) 34

10.35	At Market Issuance Sales Agreement dated July 14, 2009, by and between XOMA Ltd. and Wm Smith & Co. (Exhibit 10.36) 22
10.35A	At Market Issuance Sales Agreement dated October 26, 2010, by and between XOMA Ltd. and Wm Smith & Co. (Exhibit 10.1) 37
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
10.38
Royalty Purchase Agreement, dated as of August 12, 2010, by and among XOMA CDRA LLC, XOMA (US) LLC, XOMA Ltd., the buyer named therein (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)(Exhibit 10.38)(38)

21.1	Subsidiaries of the Company**
23.1	Consent of Independent Registered Public Accounting Firm**
31.1	Certification of Steven B. Engle, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Fred Kurland, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Steven B. Engle, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Fred Kurland, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated March 11, 2010 furnished with the Original Form 10-K**

Footnotes:

**	Filed with the Original Form 10-K.
*	Filed herewith.
1	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed February 2, 2010.
2	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-4 filed November 27, 1998, as amended.
3	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
4	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Form 8-K/A filed April 18, 2003.
5	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed February 13, 2006.
6	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed May 19, 2009.
7	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed June 10, 2009.
8	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-8 filed August 28, 2003.
9	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended.
10	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
11	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed November 6, 2007.

12	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed August 7, 2007.
13	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
14	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
15	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended.
16	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
17	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
18	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
19	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
20	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
21	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 on Form 8-K/A filed November 30, 2004.
22	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q filed November 9, 2009.
23	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 filed on December 12, 2002.
24	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 2 on Form 8-K/A filed March 19, 2004.
25	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
26	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
27	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 on Form 8-K/A filed October 26, 2004.
28	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.
29	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed January 11, 2006.
30	Incorporated by reference to the referenced exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 filed on March 5, 2010.
31	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on March 5, 2010.
32	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed September 13, 2007.
33	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed October 22, 2008.
34	Incorporated by reference to the referenced exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on March 5, 2010.
35	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed July 16, 1998.
36	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed July 23, 2010.
37	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed October 26, 2010.
38	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 4, 2010.

Exhibit 31.1

Certification
Pursuant to Section 302 Of The Sarbanes-Oxley Act Of 2002
(Chapter 63, Title 18 U.S.C.  Section 1350(A) And (B))

I, Steven B. Engle, certify that:

1.	I have reviewed this annual report on Form 10-K of XOMA Ltd.;

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f))) for the registrant and we have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: December 27, 2010	/s/ Steven B. Engle Steven B. Engle Chairman, Chief Executive Officer and President

Exhibit 31.2

Certification
Pursuant to Section 302 Of The Sarbanes-Oxley Act Of 2002
(Chapter 63, Title 18 U.S.C.  Section 1350(A) And (B))

I, Fred Kurland, certify that:

1.           I have reviewed this annual report on Form 10-K of XOMA Ltd.;

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f))) for the registrant and we have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: December 27, 2010	/s/ Fred Kurland Fred Kurland Vice President, Finance and Chief Financial Officer

Exhibit 32.1

Certification
Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002
(Chapter 63, Title 18 U.S.C.  Section 1350(A) And (B))

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. Section 1350(a) and (b)), the undersigned hereby certifies in his capacity as an officer of XOMA Ltd. (the “Company”) that the Annual Report of the Company on Form 10-K for the year ended December 31, 2009, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company at the end of and for the periods covered by such Report.

Date: December 27, 2010	/s/ Steven B. Engle Steven B. Engle Chairman, Chief Executive Officer and President

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

Exhibit 32.2

Certification
Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002
(Chapter 63, Title 18 U.S.C.  Section 1350(A) And (B))

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. Section 1350(a) and (b)), the undersigned hereby certifies in his capacity as an officer of XOMA Ltd. (the “Company”) that the Annual Report of the Company on Form 10-K for the year ended December 31, 2009, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company at the end of and for the periods covered by such Report.

Date: December 27, 2010	/s/ Fred Kurland Fred Kurland Vice President, Finance and Chief Financial Officer

This certification will not be deemed filed for purposes of Section 18 of the Exchange Act (15 U.S.C. 78), or otherwise subject to the liability of that section.  Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.