Form 10-K
period 2010-12-31
XOMA LTD /DE/
filed 2011-03-10
CIK 791908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

Commission File No. 0-14710

XOMA Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	52-2154066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2910 Seventh Street, Berkeley, California 94710	(510) 204-7200
(Address of principal executive offices, including zip code)	(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Shares, U.S. $0.0075 par value	The NASDAQ Global Market
Preference Share Purchase Rights

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
Large Accelerated Filer ☐   Accelerated Filer ☒   Non-Accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of voting shares held by non-affiliates of the registrant is $104,378,157 as of June 30, 2010

Number of Common Shares outstanding as of March 8, 2011:  29,510,963

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the Company’s 2010 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Report.

XOMA Ltd.
2010 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

Overview

XOMA Ltd. (“XOMA”), a Bermuda company, is a biopharmaceutical company focused on the discovery, development and manufacture of therapeutic antibodies designed to treat autoimmune, infectious, inflammatory and oncological diseases. Our proprietary development pipeline includes XOMA 052, an antibody that inhibits interleukin-1 beta (“IL-1 beta”), which is expected to advance into Phase 3 development for the treatment of Behcet’s uveitis and is in Phase 2 clinical development for Type 2 diabetes with cardiovascular biomarkers; XOMA 3AB, a biodefense anti-botulism product candidate comprised of a combination, or cocktail, of antibodies; and preclinical antibody discovery programs in several indications, including autoimmune, cardio-metabolic, inflammatory, and oncological diseases. We have a fully integrated product development platform, extending from preclinical science and clinical development to scale-up development and manufacturing.

We have entered into a license and collaboration agreement with Les Laboratoires Servier (“Servier”), to jointly develop and commercialize XOMA 052 in multiple indications. XOMA 052 is designed to inhibit the pro-inflammatory cytokine IL-1 beta that is believed to be a primary trigger of pathologic inflammation in multiple diseases. Under the terms of the agreement, Servier has worldwide rights to diabetes and cardiovascular disease indications and rights outside the U.S. and Japan to Behcet’s uveitis and other inflammatory disease and oncology indications. XOMA retains development and commercialization rights for Behcet's uveitis and other inflammatory disease and oncology indications in the U.S. and Japan, and has an option to reacquire rights to diabetes and cardiovascular disease indications from Servier in these territories. Should we exercise our option to reacquire rights to the diabetes and cardiovascular disease indications in the U.S. and Japan, we will be required to pay Servier an option fee and partially reimburse their incurred development expenses.

Our biodefense initiatives currently include a $65 million multiple-year contract funded by the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), to support our ongoing development of XOMA 3AB toward clinical trials in the treatment of botulism poisoning. XOMA also develops products with premier pharmaceutical companies including Novartis AG (“Novartis”) and Takeda Pharmaceutical Company Limited (“Takeda”).

We have a premier antibody discovery and development platform that incorporates a collection of antibody phage display libraries and proprietary Human Engineering™ (“HE™”), affinity maturation, Bacterial Cell Expression (“BCE”) and manufacturing technologies that enhance our ability and that of our collaboration partners to discover and develop new therapeutic antibodies. BCE is a key biotechnology for the discovery and manufacturing of antibodies and other proteins. To date, more than 50 pharmaceutical and biotechnology companies have signed BCE licenses, and a number of licensed product candidates are in clinical development. We continue to develop and commercialize additional antibody-related technologies including proprietary display technologies to enable antibody discovery and optimization. Our technologies have contributed to the success of the marketed antibody products LUCENTIS® (ranibizumab injection), for wet age-related macular degeneration and macular edema following retinal vein occlusion, and CIMZIA® (certolizumab pegol), for rheumatoid arthritis and Crohn’s disease.

Strategy

We are advancing a pipeline of biologic products using our proven expertise, technologies and capabilities from antibody discovery through product development. We seek to expand our pipeline by developing proprietary products and technologies, providing contract services to government agencies responsible for biodefense and entering into licensing and collaborative arrangements with pharmaceutical and biotechnology companies. The principal elements of our strategy are to:

•
Focus on advancing XOMA 052, our lead product candidate.  Using our proprietary antibody technologies, capabilities and expertise, we discovered XOMA 052, an antibody that inhibits IL-1 beta. XOMA 052 has the potential to address the underlying inflammatory causes of a wide range of unmet medical needs by targeting IL-1 beta, a cytokine that triggers inflammatory pathways in the body. In 2010, we completed a successful Phase 2 proof-of-concept trial of XOMA 052 in Behcet’s uveitis and initiated two Phase 2 clinical trials in Type 2 diabetes patients and one Phase 2 trial in Type 1 diabetes patients.

In January of 2011, we announced interim results from three months’ treatment with XOMA 052 or placebo in the 74 patient Phase 2a Type 2 diabetes trial, showing that XOMA 052 was well-tolerated and demonstrated evidence of biological activity. We expect to report top line, six month results from the Phase 2b Type 2 diabetes trial, in which 420 patients were enrolled, in the first quarter of 2011, and results from the full six months’ treatment in the Phase 2a trial in the second quarter of 2011.

In 2010, we also completed and announced positive results from an open-label pilot study of XOMA 052 in patients with uveitis of Behcet’s disease who were suffering from vision-threatening exacerbations despite maximal doses of immunosuppressive medicines. XOMA 052 has been designated as an orphan drug for the treatment of Behcet’s disease by the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”).

In December of 2010, we entered into an agreement with Servier to jointly develop and commercialize XOMA 052. This collaboration agreement substantially increases our cash resources while reducing future cash requirements, provides the funding to move XOMA 052 into Phase 3 development in 2011 in Behcet’s uveitis, and supports further development in diabetes and cardiovascular diseases.

•
Continue building our biodefense business.  To date, we have been awarded three contracts, totaling nearly $100 million, from NIAID, to support our ongoing development of XOMA 3AB and additional product candidates toward clinical trials in the treatment of botulism poisoning. In addition, our biodefense programs include two subcontracts with SRI International totaling $4.3 million, funded through NIAID, for the development of antibodies to neutralize H1N1 and H5N1 influenza viruses and the virus that causes severe acute respiratory syndrome (“SARS”). We will continue to seek further opportunities to work with government and other institutions.

•
Advancing our proprietary preclinical pipeline candidates. We will continue to develop our proprietary preclinical pipeline, which includes candidates in development for autoimmune, cardio-metabolic, inflammatory, and oncological diseases.

•
Generate collaboration and licensing revenue.  We have generated significant revenue from collaborations and licensing related to our proprietary technologies, including our phage display libraries, BCE, HE™, and Targeted Affinity Enhancement (“TAE™”) technologies.  Historically, we have established technology collaborations with several companies to provide access to multiple proprietary antibody discovery and optimization technologies.  In addition, we have licensed our BCE technology to more than 50 companies in exchange for license, milestone and other fees, royalties and complementary technologies, and a number of licensed product candidates are in clinical development.  We believe we can continue to generate significant revenue from our proprietary technologies in the future.

Proprietary Products

As part of our strategy, we are focusing our technology and resources on advancing our emerging proprietary pipeline. Below is a summary of our proprietary products:

•
XOMA 052 is a potent monoclonal antibody with the potential to improve the treatment of patients with a wide variety of inflammatory diseases. XOMA 052 binds strongly to IL-1 beta, a pro-inflammatory cytokine involved in the development of Behcet’s uveitis, Type 2 diabetes, cardiovascular disease, rheumatoid arthritis, gout and other diseases. By binding to IL-1 beta, XOMA 052 inhibits the activation of the IL-1 receptor, thereby preventing the cellular signaling events that produce inflammation. XOMA 052 is a humanized IgG2 antibody. Based on its binding properties, specificity for IL-1 beta and half-life in the body, XOMA 052 may provide convenient dosing of once per month or less frequently.

During 2010, we completed patient enrollment in the Phase 2a and Phase 2b clinical trials of XOMA 052 in Type 2 diabetes patients. The primary goal of the 74 patient Phase 2a trial was to gain additional XOMA 052 safety information in Type 2 diabetes patients on a background of stable metformin monotherapy. The patients were randomized at approximately a 3:1 ratio to receive three months of treatment with either XOMA 052 at a single dose level or placebo, respectively, after which patients in the XOMA 052 group received an additional three months of treatment at the same, a higher or a lower dose of XOMA 052. In January of 2011, we announced an interim review of 3-month data from the Phase 2a trial where XOMA 052 was shown to be well-tolerated with no significant differences in adverse events, lab abnormalities or vital signs between the XOMA 052 and placebo groups and no drug-related serious adverse events. At the time of this 3-month review, evidence of biological activity was observed including a reduction in C-reactive protein levels and a modest reduction in hemoglobin A1c (“HbA1c”) levels. C-reactive protein is a biomarker of cardiovascular risk, and HbA1c is a measure indirectly reflecting blood glucose levels as averaged over a period estimated to be 90 to 120 days. Separately, we anticipate reporting top line, six month results from the Phase 2b trial by the end of the first quarter of 2011. The primary goal of the 420 patient Phase 2b trial was to further evaluate the use of multiple dose regimens on the safety, pharmacodynamics and efficacy of XOMA 052 in cardiometabolic and other diseases, and based on positive results to select doses for pivotal Phase 3 studies.

Also during 2010, XOMA announced positive results from a Phase 2 proof-of-concept clinical trial evaluating XOMA 052 in Behcet’s uveitis, a vision-threatening complication of Behcet’s disease, demonstrating rapid improvement in vision-threatening disease exacerbations in all seven treated patients despite discontinuation of immunosuppressive drugs such as cyclosporine and/or azathioprine. Follow-up results demonstrated that each of the five patients re-treated with XOMA 052 after they experienced a new uveitis exacerbation responded again to XOMA 052 treatment and maintained their response for several months. The drug was well-tolerated in this trial, and no drug-related adverse events were reported.

In August of 2010, we obtained FDA orphan drug status for XOMA 052 for the treatment of Behcet’s disease. The designation offers a number of potential incentives, which may include, among others, a seven-year period of U.S. marketing exclusivity from the date of marketing authorization, written guidance on the non-clinical and clinical studies needed to obtain marketing approval, and tax credits for certain clinical research. In October of 2010, XOMA 052 was granted orphan drug status for the treatment of Behcet’s disease by the EMA. The designation generally provides EU market exclusivity for up to ten years following approval for the given indication. Other potential benefits include protocol assistance, direct access to centralized marketing authorization procedures and financial incentives.

•
XOMA 3AB is a multi-antibody product designed to neutralize the most potent of the botulinum toxins, Type A, which causes paralysis and is a bioterrorism threat. Our anti-botulism program was recently expanded to include additional product candidates and is the first of its kind to combine multiple human antibodies to target a broad spectrum of the most toxic botulinum toxins, including the three most toxic serotypes of botulism, Types A, B and E. The antibodies are designed to bind to each toxin and enhance the clearance of the toxin from the body. The use of multiple antibodies increases the likelihood of clearing the harmful toxins by providing specific protection against each toxin type. In contrast to existing agents that treat botulism, XOMA uses advanced human monoclonal antibody technologies in an effort to achieve superior safety, potency and efficacy, and avoid life-threatening immune reactions associated with animal-derived products.

XOMA 3AB is currently in preclinical studies to assess safety through funding provided by NIAID. We have a history of successfully providing contract services to the U.S. government for the development of anti-botulinum neurotoxin antibodies.

•
Preclinical Product Pipeline:  We are pursuing additional opportunities to further broaden our preclinical product pipeline. These include internal discovery programs, product development collaborations with other pharmaceutical and biotechnology companies and evaluation of product in-licensing, in-kind product trades and acquisition opportunities.

Partnership Products

Historically, XOMA has provided contract research and development services for world-class organizations, such as Novartis, Takeda, and Schering Plough Research Institute, a division of Schering Corporation, now a subsidiary of Merck & Co. (referred to herein as “Merck/Schering-Plough”), in pursuit of new antibody products. In more recent years, we have been evolving our business focus from a service provider model to a proprietary product development model. However, we will continue to capitalize on collaborative partnership arrangements as opportunities arise. Below is a list of activities in 2010 through such collaborations:

•
Therapeutic Antibodies with Takeda: Since 2006, Takeda has been a collaboration partner for therapeutic monoclonal antibody discovery and development against multiple targets selected by them. In February of 2009, we expanded our existing collaboration to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems. In the first quarter of 2010, we received a $1.0 million payment from Takeda for achieving a pre-established, pre-clinical milestone under our collaboration agreement and may receive potential milestones and royalties on sales of antibody products in the future.

•
Therapeutic Antibodies with Novartis: In November of 2008, we restructured our product development collaboration with Novartis. Under the restructured agreement, Novartis received control over the two ongoing programs under the original product development collaboration entered into in 2004 with Novartis (then Chiron Corporation). In exchange, we recognized $13.7 million in revenue in 2008 and may, in the future, receive milestones and double-digit royalty rates for the programs and options to develop or receive royalties from four additional programs.

•
Therapeutic Antibodies with Merck/Schering-Plough: Merck/Schering-Plough has been a collaboration partner since 2006 for therapeutic monoclonal antibody discovery and development against multiple targets selected by them. In January of 2011, we successfully completed the services to Merck/Schering-Plough and the collaboration agreement in now complete.

Technology Licenses and Royalties

Technology Licenses

Below is a summary of certain proprietary technologies owned by us and available for licensing to other companies:

•
Antibody discovery technologies: XOMA uses human antibody phage display libraries in its discovery of therapeutic candidates, and we offer access to multiple libraries, including novel libraries developed internally, as part of our collaboration business. We believe that access to multiple libraries offers a number of benefits to XOMA and its collaboration partners, because it enables use of libraries best suited to the needs of a particular discovery project to increase the probability of technical and business success in finding rare and unique functional antibodies directed to targets of interest.

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

We have granted more than 50 licenses to biotechnology and pharmaceutical companies to use our patented and proprietary technologies relating to bacterial expression of recombinant pharmaceutical products. Bacterial antibody expression is also a key technology used in multiple systems for high-throughput screening of antibody domains. Expression of antibodies by phage display technology, for example, depends upon the expression and secretion of antibody domains from bacteria as properly folded, functional proteins.

Many licensees of our bacterial cell expression technology have developed, or are in the process of developing, antibodies for which we may be entitled to future milestone payments and royalties on product sales. Under the terms of our license agreement with Pfizer, Inc. (“Pfizer”), signed in 2007, we received an up-front cash payment of $30 million and from 2008 through 2010 we received milestone payments relating to five undisclosed product candidates, including a payment of $0.5 million for the initiation of a Phase 3 clinical trial. We may also be eligible for additional milestone payments aggregating up to $6.4 million relating to these five product candidates and low single-digit royalties on future sales of all products subject to this license. In addition, we may receive potential milestone payments aggregating up to $1.7 million for each additional qualifying product candidate. Our right to milestone payments expires on the later of the expiration of the last-to-expire licensed patent or the tenth anniversary of the effective date. Our right to royalties expires upon the expiration of the last-to-expire licensed patent.

Current licensees include but are not limited to the following companies:

Active Biotech AB	Centocor Ortho Biotech (now a member of Johnson & Johnson)	MorphoSys AG

Affimed Therapeutics AG	Crucell Holland B.V. (now a member of Johnson & Johnson)	Novartis AG

Affitech AS	Dompe, s.p.a.	Pfizer Inc.

Alexion Pharmaceuticals, Inc.	Dyax Corp.	Takeda Pharmaceutical Company Ltd.

Applied Molecular Evolution, Inc. (now a subsidiary of Eli Lilly and Company)	Eli Lilly and Company	The Medical Research Council

Avecia Limited	Genentech, Inc. (now a member of the Roche Group)	UCB S.A.

Aventis Pharma Deutschland GmbH (Hoechst) (now Sanofi-Aventis)	Invitrogen Corporation	Verenium Corporation

Bayer Healthcare AG	Merck & Co., Inc.	Wyeth Pharmaceuticals Division (now a member of Pfizer Inc.)

BioInvent International AB	Mitsubishi Tanabe Pharma Corporation	ZymoGenetics, Inc. (now a member of Bristol-Myers Squibb Company)

These licenses are sometimes associated with broader agreements which may include expanded license rights, cell line development and process development.

•
Human Engineering™: HE™ is a proprietary technology that allows modification of non-human monoclonal antibodies to reduce or eliminate detectable immunogenicity and make them suitable for medical purposes in humans. The technology uses a unique method developed by us, based on analysis of the conserved structure-function relationships among antibodies. The method defines which residues in a non-human variable region are candidates to be modified. The result is a HE™ antibody with preserved antigen binding, structure and function, and with eliminated or greatly reduced immunogenicity. Human Engineering™ technology is used in development of XOMA 052 and certain other antibody products.

•
Targeted Affinity Enhancement™: TAE™ is a proprietary technology involving the assessment and guided substitution of amino acids in antibody variable regions, enabling efficient optimization of antibody binding affinity and selectivity modulation. TAE™ generates a comprehensive map of the effects of amino acid mutations likely to impact binding. The technology is utilized by XOMA scientists and has been licensed to a number of our collaborators.

We also have access to certain intellectual property rights and services that augment our existing integrated antibody technology platform and development capabilities and further compress product development timelines. This broad antibody technology platform and expertise is available for building our antibody product pipeline as well as those of our collaborators.

Royalties

In August of 2010, XOMA sold its royalty interest in CIMZIA® (certolizumab pegol) to an undisclosed buyer for gross proceeds of $4.0 million. Prior to the sale, XOMA earned low single digit royalties on sales of CIMZIA® in the U.S. and Canada from UCB Celltech, a branch of UCB S.A. (“UCB”). Royalties earned from these sales were $0.5 million in 2010, $0.5 million in 2009 and $0.1 million in 2008. CIMZIA®, an anti-tumor necrosis factor product, was approved by the FDA in April of 2008 for the treatment of moderate-to-severe Crohn’s disease in adults who have not responded to conventional therapies. In addition, CIMZIA® was approved for the treatment of moderate-to-severe rheumatoid arthritis in adults by the FDA in May of 2009 and in Canada in September of 2009. UCB is responsible for the marketing and sales effort in support of this product. We will no longer receive royalties on sales of CIMZIA®.

Proprietary Product Summary:

The following table describes important information related to the proprietary products we are currently developing:

Program	Description	Indication	Status	Developer
XOMA 052	HE™ antibody to IL-1 beta	Behcet’s uveitis, Type 2 diabetes, Type 1 diabetes and cardiovascular disease	Phase 2 for Behcet’s uveitis, Type 2 diabetes, Type 1 diabetes and cardiovascular disease	Proprietary (in collaboration with Servier)
XOMA 3AB	Therapeutic antibodies to multiple botulinum neurotoxins	Botulism poisoning	Preclinical	Proprietary (NIAID-funded)
Multiple preclinical programs	Fully human monoclonal antibodies to undisclosed disease targets	Inflammatory, autoimmune, infectious and oncological diseases	Preclinical	Proprietary

Partnership Product Summary:

The following table describes important information related to certain products that we are currently developing or have developed in the past, for which we may earn royalties on product sales in the future:

Program	Description	Indication	Status	Developer
HCD 122 and LFA 102	Fully human antibody to CD40 and other monoclonal antibodies to undisclosed disease targets	Hematologic tumors and other undisclosed diseases	Phase 1 and 2 and Phase 1	Novartis
Therapeutic antibodies	Fully human monoclonal antibodies to undisclosed disease targets	Undisclosed	Preclinical	Takeda (fully-funded)
Therapeutic antibodies	Fully human monoclonal antibodies to undisclosed disease targets	Non-small cell lung cancer	Phase 2	AVEO (fully-funded)

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

Financial and Legal Arrangements of Product Collaborations, Licensing and Other Arrangements

Collaboration and Licensing Agreements

Servier

We have entered into a license and collaboration agreement with Servier, to jointly develop and commercialize XOMA 052 in multiple indications, which provides for a non-refundable upfront payment of $15 million that was received by us in January of 2011. Under the terms of the agreement, Servier has worldwide rights to diabetes and cardiovascular disease indications and rights outside the U.S. and Japan to Behcet’s uveitis and other inflammatory and oncology indications. XOMA retains development and commercialization rights for Behcet's uveitis and other inflammatory disease and oncology indications in the U.S. and Japan, and has an option to reacquire rights to diabetes and cardiovascular disease indications from Servier in these territories (the “Cardiometabolic Indications Option”). Should we exercise the Cardiometabolic Indications Option, we will be required to pay Servier an option fee and partially reimburse their incurred development expenses.

Under this agreement, Servier will fully fund activities to advance the global clinical development and future commercialization of XOMA 052 in diabetes and cardiovascular related diseases. Also, Servier will fund $50 million of future XOMA 052 global clinical development and chemistry and manufacturing controls (“CMC”) expenses and 50% of further expenses for the Behcet’s uveitis indication. We will also be responsible for manufacturing XOMA 052 throughout clinical development and launch.

In addition, under the agreement, we are eligible to receive a combination of Euro- and US Dollar (“USD”)-denominated, development and sales milestones for multiple indications aggregating to a potential maximum of approximately $470 million when converted using the December 31, 2010 Euro to USD exchange rate (the “12/31/10 Exchange Rate”), if XOMA reacquires diabetes and cardiovascular rights in the U.S. and Japan. If XOMA does not reacquire these rights, then the milestone payments aggregate to a potential maximum of approximately $770 million converted using the 12/31/10 Exchange Rate. Milestone payments for which XOMA will be eligible under the agreement include $20 million upon initiation of the first Phase 3 clinical trial for XOMA 052 by Servier in its licensed territory in Type 2 diabetes. Servier’s obligation to pay development and commercialization milestones will continue for so long as Servier is developing or selling products under the agreement.

We are also eligible to receive royalties on XOMA 052 sales, which are tiered based on sales levels and range from a mid-single digit to up to a mid-teens percentage rate. Our right to royalties with respect to a particular product and country will continue for so long as such product is sold in such country.

The collaboration will be carried out and managed by committees mutually established by the parties.  In general, in the event of any disputes, each party will have decision-making authority over matters relating to its areas of responsibility and territory, but neither party will have unilateral decision-making rights if the decision would have a material adverse impact on the other party’s rights in its territory. The agreement contains customary termination rights relating to matters such as material breach by either party, safety issues and patents.  Servier also has a unilateral right to terminate the agreement on a country-by-country basis or in its entirety on 6 months’ notice.

We have also entered into a loan agreement with Servier, which provides for an advance of up to €15 million, which converts to approximately $20 million using the 12/31/10 Exchange Rate. The loan was fully funded in January of 2011. This loan is secured by an interest in our intellectual property rights to all XOMA 052 indications worldwide, excluding the U.S. and Japan territories. The loan has a final maturity date in 2016; however, after a specified period prior to final maturity, the loan is required to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments we receive from any third party collaboration or development partner for rights to XOMA 052 in the U.S. and/or Japan.  In addition, the loan becomes immediately due and payable upon certain customary events of default. Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations: Subsequent Events for further information regarding our loan agreement with Servier.

NIAID

In March of 2005, we were awarded a $15 million competitive bid contract from NIAID to develop three anti-botulinum neurotoxin monoclonal antibodies. Under this contract, we created production cell lines using our proprietary antibody expression systems, built Master and Manufacturer’s Working Cell Banks, developed production processes and produced initial quantities of the three antibodies. The contract was performed over an 18-month period and was fully funded with federal funds from NIAID under Contract No. HHSN266200500004C (“NIAID 1”). Final acceptance of the project was received in October of 2006.

In July of 2006, we were awarded a $16.3 million NIAID contract under Contract No. HHSN266200600008C/N01-Al-60008 (“NIAID 2”) to produce monoclonal antibodies for the treatment of botulism to protect United States citizens against the harmful effects of botulinum neurotoxins used in bioterrorism. Under this contract, we created and produced XOMA 3A, an innovative injectable product comprised of three anti-type A botulinum neurotoxin monoclonal antibodies. This work was complete in the third quarter of 2010.

In September of 2008, we were awarded a third NIAID contract for $65 million under Contract No. HHSN272200800028C (“NIAID 3”) to continue development of our anti-botulinum antibody product candidates, including XOMA 3AB and additional product candidates. As part of the contract, we are developing, evaluating and producing the clinical supplies to support an IND filing with the FDA and conduct preclinical studies required to support human clinical trials.

SRI International

In the third quarter of 2009, we began work on two biodefense subcontract awards from SRI International, including a $2.1 million award to develop novel antibody drugs against the virus that causes SARS and a $2.2 million award to develop a novel antibody, known as F10, that has been shown to neutralize group 1 influenza A viruses, including the H1N1 and H5N1 strains. The subcontract awards are funded through NIAID.

Takeda

In November of 2006, we entered into a fully funded collaboration agreement with Takeda for therapeutic monoclonal antibody discovery and development under which we agreed to discover and optimize therapeutic antibodies against multiple targets selected by Takeda. Takeda agreed to make up-front, annual maintenance and milestone payments to us, fund our research and development and manufacturing activities for preclinical and early clinical studies and pay royalties on sales of products resulting from the collaboration. Takeda is responsible for clinical trials and commercialization of drugs after an IND submission and is granted the right to manufacture once a product enters into Phase 2 clinical trials. In the first quarter of 2010, a discovery and development program with Takeda under this collaboration was discontinued following the analysis of research data. The termination resulted in the recognition of the remaining unamortized balance in deferred revenue of $1.1 million in the first quarter of 2010, as no continuing performance obligations exist. Separately, we received a $1.0 million payment from Takeda for achieving a pre-established, preclinical milestone under the only currently active discovery and development program with Takeda. We recognized this milestone payment in revenue in the first quarter of 2010. We have completed a technology transfer and do not expect to perform any further contract research and development services under this program.

Under the terms of this agreement, we may receive milestone payments aggregating up to $20.75 million relating to one undisclosed product candidate and low single-digit royalties on future sales of all products subject to this license. In addition, in the event Takeda were to develop additional future qualifying product candidates under the terms of our agreement, we would be eligible for milestone payments aggregating up to $20.75 million for each such qualifying product candidate. Our right to milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation of all research and development activities with respect to all program antibodies, collaboration targets and/or collaboration products. Our right to royalties expires on the later of 13.5 years from the first commercial sale of each royalty-bearing discovery product or the expiration of the last-to-expire licensed patent.

In February of 2009 we expanded our existing collaboration to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems. We may receive milestones of up to $3.25 million per discovery product candidate and low single-digit royalties on future sales of all antibody products subject to this license. Our right to milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation of all research and development activities with respect to all program antibodies, collaboration targets and/or collaboration products. Our right to royalties expires on the later of 10 years from the first commercial sale of such royalty-bearing discovery product, or the expiration of the last-to-expire licensed patent.

Novartis

In November of 2008, we restructured our product development collaboration with Novartis, which involves six development programs including the HCD122 program. HCD122, which is a fully human anti-CD40 antagonist antibody, intended as a treatment for B-cell mediated diseases, including malignancies and autoimmune diseases, is currently recruiting patients for a Phase 1/2 lymphoma trial. The antibody has a dual mechanism of action that involves inhibition of CD40-ligand mediated growth and survival while recruiting immune effector cells to kill CD40-expressing tumor cells through a process known as antibody-dependent cellular cytotoxicity (ADCC). CD40, a member of the tumor necrosis factor, or TNF, family of antigens, is a cell surface antigen expressed in B-cell malignancies and involved in a broad variety of immune and inflammatory responses.

Under the restructured agreement, Novartis made a payment to us of $6.2 million in cash; reduced our existing debt by $7.5 million; will fully fund all future research and development expenses; may pay potential milestones of up to $14 million and royalty rates ranging from 10% to 20% for two ongoing product programs, HCD122 and LFA 102; and has provided us with options to develop or receive royalties on four additional programs. In exchange, Novartis has control over the HCD122 and LFA 102 programs, as well as the right to expand the development of these programs into additional indications outside of oncology. As part of the agreement, Novartis paid us for all project costs incurred after July 1, 2008. Our right to milestone payments expires at such time as no collaboration product or former collaboration product is being developed or commercialized anywhere in the world and no royalty-style payments on these products are due. Our right to royalty-style payments expires on the later of the expiration of any licensed patent covering each product or 20 years from the launch of each product that is produced from a cell line provided to Novartis by XOMA.

The collaboration between XOMA and Novartis (then Chiron Corporation) began in 2004 with the signing of an exclusive, worldwide, multi-product agreement to develop and commercialize multiple antibody products for the treatment of cancer. We shared expenses and revenue, generally on a 70-30 basis, with our share being 30 percent. Financial terms included initial payments to us in 2004 totaling $10 million and a note agreement, secured by our interest in the collaboration, to fund up to 75 percent of our share of expenses beginning in 2005. The secured note agreement with Novartis, which was executed in May of 2005, is due and payable in full in June of 2015. At December 31, 2010, the outstanding principal balance under this note agreement totaled $13.7 million and, pursuant to the terms of the arrangement as restructured in November of 2008, we will not make any additional borrowings on the Novartis note. In the first quarter of 2007, the mutual obligations of XOMA and Novartis to work together on an exclusive basis in oncology expired, except with respect to existing collaborative product development projects.

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

Arana

In September of 2009, we entered into an antibody discovery collaboration with Arana Therapeutics Limited (“Arana”), a wholly-owned subsidiary of Cephalon, Inc., involving multiple proprietary XOMA antibody research and development technologies, including a new antibody phage display library and a suite of integrated information and data management systems. Arana agreed to pay us a fee of $6.0 million, of which we received $4.0 million in the third quarter of 2009 and $2.0 million in the third quarter of 2010. Also, we may be entitled to future milestone payments, aggregating up to $3.0 million per product, and low single-digit royalties on product sales. Our right to milestone payments expires on the later of the receipt of payment from Arana of the last amount to be paid under the agreement, the cessation by Arana of the use of all research and development technologies or the cessation by Arana of the exercise of the patent rights granted to them. Our right to royalties expires five years from the first commercial sale of each royalty-bearing product.

Kaketsuken

In October of 2009, we entered into an antibody discovery collaboration with The Chemo-Sero-Therapeutic Research Institute, a Japanese research foundation known as Kaketsuken, involving multiple proprietary XOMA antibody research and development technologies, including a new antibody phage display library and a suite of integrated information and data management systems. Kaketsuken agreed to pay us a fee of $8.0 million, of which we received $6.0 million in the fourth quarter of 2009 and $2.0 million in the fourth quarter of 2010. Also, we may be entitled to future milestone payments, aggregating up to $0.2 million per product, and low single-digit royalties on product sales. Our right to milestone payments expires upon the receipt of payment from Kaketsuken of the last amount to be paid pursuant to the agreement. Our right to royalties expires 15 years from the first commercial sale of each royalty-bearing product.

Merck/Schering-Plough/AVEO Pharmaceuticals, Inc. (“AVEO”)

In April of 2006, we entered into an agreement with AVEO to utilize our HE™ technology to humanize AV-299, AVEO’s novel anti-HGF antibody, under which AVEO paid us an up-front license fee and development milestones. In addition, we will receive royalties on sales of products resulting from the agreement. Under this agreement we created four Human Engineering™ versions of the original AV-299, all of which met design goals and from which AVEO selected one as its lead development candidate. In September of 2006, as a result of the successful humanization of AV-299, we entered into a second agreement with AVEO to manufacture and supply AV-299 in support of early clinical trials. Under the agreement, we created AV-299 production cell lines, conducted process and assay development, and performed Good Manufacturing Practices (“cGMP”) manufacturing activities. AVEO retains all development and commercialization rights to AV-299 and may be required to pay XOMA annual maintenance fees, additional development milestone payments aggregating up to $6.3 million and low single-digit royalties on product sales in the future. Our right to milestone payments expires upon full satisfaction of all financial obligations of AVEO pursuant to the agreement. Our right to royalties expires on the later of 15 years from the first commercial sale of each royalty-bearing product or the expiration of the last-to-expire licensed patent. In the third quarter of 2010, the Company received a $0.8 million milestone payment related to AVEO’s initiation of a Phase 2 clinical trial to evaluate AV-299 for the treatment of non-small cell lung cancer. The Company recognized this milestone payment as revenue in the third quarter of 2010.

In April of 2007, Merck/Schering-Plough entered into a research, development and license agreement with AVEO concerning AV-299 and other anti-HGF molecules. In connection with the aforementioned license agreement, AVEO assigned its entire right, title and interest in, to and under its manufacturing agreement with XOMA to Merck/Schering-Plough. In the third quarter of 2010, AVEO regained its worldwide rights from Merck/Schering-Plough to develop and commercialize AV-299 and other anti-HGF molecules.

Merck/Schering-Plough

In May of 2006, we entered into a fully funded collaboration agreement with Merck/Schering-Plough for therapeutic monoclonal antibody discovery and development. Under the agreement, Merck/Schering-Plough made up-front, annual maintenance and milestone payments to us, funded our research and development activities related to the agreement and would have paid royalties on sales of products resulting from the collaboration. During the collaboration, we discovered therapeutic antibodies against multiple targets selected by Merck/Schering-Plough using multiple human antibody phage display libraries, optimized antibodies through affinity maturation or other protein engineering, used our proprietary HE™ technology to humanize antibody candidates generated by hybridoma techniques, performed preclinical studies to support regulatory filings, developed cell lines and production processes and produced antibodies for initial clinical trials. Merck/Schering-Plough selected the first target at the inception of the agreement and, in December of 2006, exercised its right to initiate the additional discovery and development programs.  In January of 2011, we successfully completed the services to Merck/Schering-Plough and the collaboration agreement in now complete.

UCB

Celltech Therapeutics Ltd., now UCB Celltech, a branch of UCB, utilized our bacterial cell expression technology under license in the development of CIMZIA® for the treatment of moderate-to-severe Crohn’s disease in adults who have not responded to conventional therapies and for the treatment of moderate-to-severe rheumatoid arthritis in adults. The license provides for a low-single digit royalty on sales of CIMZIA® in countries where our bacterial cell expression technology is patented, which includes the U.S. and Canada, until the expiration of the last-to-expire licensed patent. In August of 2010, we sold our royalty interest in CIMZIA® to an undisclosed buyer for gross proceeds of $4.0 million. We will no longer receive royalties on sales of CIMZIA®.

Genentech

In April of 1996, we entered into a collaboration agreement with Genentech, Inc., a wholly-owned member of the Roche Group (referred to herein as “Genentech”) for the development of RAPTIVA®. In March of 2003, we entered into amended agreements which called for us to share in the development costs and called for Genentech to finance our share of development costs via a convertible subordinated loan. Under the loan agreement, upon FDA approval of the product, which occurred in October of 2003, we elected to pay $29.6 million of the development loan in convertible preference shares, which are convertible into approximately 0.3 million common shares at a price of $116.25 per common share.

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

Financing Agreements

Underwritten Offering

In February of 2010, we completed an underwritten offering of 2.8 million units, with each unit consisting of one of our common shares and a warrant to purchase 0.45 of a common share, for gross proceeds of approximately $21 million. As of December 31, 2010 all of these warrants were outstanding.

Registered Direct Offerings

In May of 2009, we entered into a definitive agreement with an institutional investor to sell 784,313 units, with each unit consisting of one of our common shares and a warrant to purchase 0.50 of a common share, for gross proceeds of approximately $10 million, before deducting placement agent fees and estimated offering expenses of $0.8 million, in a registered direct offering. The investor purchased the units at a price of $12.75 per unit. The warrants, which represent the right to acquire an aggregate of up to 392,157 common shares, were exercisable at any time on or after May 15, 2009 and prior to May 20, 2014 at an exercise price of $15.30 per share. In February of 2010, the holders of these warrants agreed to amend the terms of their warrants to remove the provisions that would have required a reduction of the warrant exercise price and an increase in the number of shares issuable on exercise of the warrants each time we sold common shares at a price less than the exercise price of such warrants (the “Eliminated Adjustment Provisions”) and the exercise price of these warrants was reduced from $15.30 per share to $0.015 per share. In the first quarter of 2010, the holders of these warrants exercised all warrants, acquiring 392,157 common shares for an aggregate exercise price of $5,882.

In June of 2009, we entered into a definitive agreement with certain institutional investors to sell 695,652 units, with each unit consisting of one of our common shares and a warrant to purchase 0.50 of a common share, for gross proceeds of approximately $12 million, before deducting placement agent fees and estimated offering expenses of $0.8 million, in a second registered direct offering. The investor purchased the units at a price of $17.25 per unit. The warrants, which represent the right to acquire an aggregate of up to 347,826 common shares, are exercisable at any time on or prior to December 10, 2014 at an exercise price of $19.50 per share. In February of 2010, the holders of these warrants agreed to amend the terms of their warrants to remove the Eliminated Adjustment Provisions and we made a cash payment of $4.5 million to these warrant holders, which was recorded in other income (expense). The exercise price of these warrants remained unchanged at $19.50 per share.  As of December 31, 2010 all of these warrants were outstanding.

ATM Agreements

In the third quarter of 2009, we entered into an At  Market Issuance Sales Agreement (the “2009 ATM Agreement”), under which we could sell up to 1.7 million of our common shares from time to time through Wm Smith & Co. (“Wm Smith”), as our agent for the offer and sale of the common shares. Wm Smith could sell these common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including but not limited to sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. Wm Smith could also sell the common shares in privately negotiated transactions, subject to our approval. We paid Wm Smith a commission equal to 3% of the gross proceeds of all common shares sold through it as sales agent under the 2009 ATM Agreement but in no event less than $0.02 per share. Shares sold under the 2009 ATM Agreement were sold pursuant to a prospectus which formed a part of our registration statement on Form S-3 (File No. 333-148342) (the “Existing Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 26, 2007 and declared effective by the SEC on May 29, 2008.  From the inception of the 2009 ATM Agreement through October of 2010, the Company sold a total of 1.7 million common shares through Wm Smith, constituting all of the shares available for sale under the agreement, for aggregate gross proceeds of $12.2 million, including 1.4 million common shares sold in 2010 for aggregate gross proceeds of $9.3 million. Total offering expenses related to these sales were $0.4 million.

In the third quarter of 2010, we entered into an At Market Issuance Sales Agreement (the “2010 ATM Agreement”), with Wm Smith and McNicoll, Lewis & Vlak LLC (the “Agents”), under which we may sell common shares from time to time through the Agents, as our agents for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that can be sold under the Existing Registration Statement. The Agents may sell the common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker.  The Agents may also sell the common shares in privately negotiated transactions, subject to our prior approval.  We will pay the Agents, collectively, a commission equal to 3% of the gross proceeds of the sales price of all common shares sold through them as sales agents under the 2010 ATM Agreement. From the inception of the 2010 ATM Agreement through December 31, 2010, we sold a total of 6.7 million common shares under this agreement for aggregate gross proceeds of $29.7 million. Total offering expenses related to these sales were $0.9 million. Subsequent to December 31, 2010 through March 8, 2011, we have sold an additional 796,898 common shares through the Agents pursuant to the 2010 ATM Agreement for aggregate gross proceeds of $4.3 million. Total offering expenses related to these sales were $0.1 million.

Equity Line of Credit

In July of 2010, we entered into a common share purchase agreement (the “Purchase Agreement”) with Azimuth Opportunity Ltd. (“Azimuth”), pursuant to which we obtained a committed equity line of credit facility (the “Facility”) under which we could sell up to $30 million of our registered common shares to Azimuth over a 12-month period, subject to certain conditions and limitations. The Purchase Agreement provided that we could determine, in our sole discretion, the timing, dollar amount and floor price per share of each draw down under the Facility, subject to certain conditions and limitations and that the number and price of shares sold in each draw down were generally to be determined by a contractual formula designed to approximate fair market value, less a discount.  The Purchase Agreement also provided that from time to time and in our sole discretion, we could grant Azimuth the right to exercise one or more options to purchase additional common shares during each draw down pricing period for the amount of shares based upon the maximum option dollar amount and the option threshold price specified by us.  We also agreed to issue 111,111 common shares to Azimuth upon execution of the agreement relating to the Facility, in consideration of Azimuth’s execution and delivery of that agreement.  Shares under the Facility and the shares we agreed to issue to Azimuth upon execution of the agreement relating to the Facility were sold pursuant to a prospectus which forms a part of a registration statement declared effective by the SEC on May 29, 2008.  In August of 2010, we sold a total of 3,421,407 common shares under the Facility for aggregate gross proceeds of $14.2 million, representing the maximum number of shares that could be sold under the Facility.  As a result, the Facility is no longer in effect, and no additional shares can be issued thereunder.

Research and Development

Our research and development expenses currently include costs of personnel, supplies, facilities and equipment, consultants, third party costs and other expenses related to preclinical and clinical testing. In 2010, our research and development expenses were $77.4 million compared with $58.1 million in 2009 and $82.6 million in 2008.

Our research and development activities can be divided into those related to our internal projects and those related to collaborative and contract arrangements, which are reimbursed by our customers. In 2010, research and development expenses related to internal projects were $58.1 million compared with $42.2 million in 2009 and $58.5 million in 2008. In 2010, research and development expenses related to collaborative and contract arrangements were $19.3 million compared with $15.9 million in 2009 and $24.1 million in 2008. Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations- Research and Development Expenses for further information regarding our research and development expenses.

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

Without limiting the foregoing, we are aware of the following competitors for the products and candidates shown in the table below. This table is not intended to be representative of all existing competitors in the market:

Product/Candidate	Competitors
XOMA 052	Biovitrum AB Eli Lilly and Company MedImmune Novartis AG Regeneron Pharmaceuticals, Inc.
XOMA 3AB	Cangene Corporation Emergent BioSolutions, Inc.

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

In Europe, most of our human therapeutic products are or will be classified as biological medicinal products which are assessed through a centralized procedure by the EMA. The EMA coordinates the evaluation and supervision of medicinal products throughout the European Union and the European Economic Area. The assessment of the Marketing Authorization Application (“MA”) is carried out by a Rapporteur and a Co-Rapporteur appointed by the Committee for Medicinal Products for Human Use (“CHMP”), which is the expert scientific committee of the EMEA.

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

Orphan drugs are those intended for use in rare diseases or conditions.  As a result of the high cost of development and the low return on investment for rare diseases, governments provide regulatory and commercial incentives for the development of drugs for small disease populations.  In the United States, the term ‘‘rare disease or condition’’ means any disease or condition which affects less than 200,000 persons in the United States.  Applications for United States orphan drug status are evaluated and granted by the Office of Orphan Products Development (“OOPD”) of the FDA.  In the United States, orphan drugs are subject to the standard regulatory process for marketing approval but are exempt from the payment of user fees for licensure, receive market exclusivity for a period of seven years and some tax benefits, and are eligible for OOPD grants.  In Europe, orphan medicinal products are those intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the Community.  The EMA’s Committee for Orphan Medicinal Products (“COMP”) reviews applications seeking orphan designation.  If the European Commission agrees with a positive assessment made by COMP, then the product will receive a positive designation through adoption of a decision by the European Commission.  Orphan medicinal products are exempt from fees for protocol assistance and scientific advice from the Scientific Advice Working Party during development, reduction or exemption of MA and other fees, and ten-year market exclusivity upon granting of a MA in respect of the approved clinical indication.  Moreover, manufacturers may be eligible for grants or other financial incentives from the Community and Member States programs.

Patents and Trade Secrets

Patent and trade secret protection is important to our business and our future will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of others. As a result of our ongoing activities, we hold and have filed applications for a number of patents in the United States and internationally to protect our products and important processes. We also have obtained or have the right to obtain exclusive licenses to certain patents and applications filed by others. However, the patent position of biotechnology companies generally is highly uncertain and no consistent policy regarding the breadth of allowed claims has emerged from the actions of the U.S. Patent and Trademark Office ("Patent Office") with respect to biotechnology patents. Accordingly, no assurance can be given that our patents will afford protection against competitors with similar technologies, or others will not obtain patents claiming aspects similar to those covered by our patent applications.

We have issued patents in the U.S. and Europe for XOMA 052. U.S. Patent Nos. 7,531,166 and 7,582,742 cover XOMA 052 and other antibodies and antibody fragments with similar binding properties for IL-1 beta, as well as nucleic acids, expression vectors and production cell lines for the manufacture of such antibodies and antibody fragments. The patents provide exclusivity in the U.S. into 2027 and 2026, respectively. In addition, in April of 2010, the U.S. Patent and Trademark Office issued U.S. Patent No. 7,695,718 covering methods of treating Type 2 diabetes with high affinity antibodies and antibody fragments that bind to IL-1 beta, including XOMA 052, and Patent No. 7,695,717 covering methods of treating IL-1 related inflammatory diseases, including rheumatoid arthritis and osteoarthritis, with XOMA 052 and other antibodies and antibody fragments with similar binding properties for human interleukin-1 beta (IL-1 beta). These patents provide coverage into 2027 and 2026, respectively. Further, in November of 2010, the U.S. Patent and Trademark Office issued U.S. Patent No. 7,829,093 relating to methods of treating diabetes mellitus Type 1 with XOMA 052 or other IL-1 beta antibodies having similar binding properties, and U.S. Patent No. 7,829,094 relating to methods of treating a cancer with XOMA 052 or other IL-1beta antibodies having similar binding properties, with the cancer being selected from multiple myeloma, acute myelogenous leukemia and chronic myelogenous leukemia. These patents provide coverage to 2026.  Additionally, U.S. Patents Nos. 7,744,865 and 7,744,866 were issued June 29, 2010, covering additional IL-1 beta antibodies and antibody fragments into 2026.  Also, the European Patent Office granted a patent for XOMA 052, as well as nucleic acids, expression vectors and production cell lines for the manufacture of XOMA 052. The patent provides exclusivity in Europe into 2026.

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

Concentration of Risk

In 2010, NIAID, UCB, and Takeda each accounted for more than 10% of our total revenue, none of which represents a related party to XOMA. These key customers accounted for 87% of our total revenue in 2010 and NIAID was responsible for 23% of the accounts receivable balance at December 31, 2010. Servier accounted for an additional 72% of the accounts receivable balance at December 31, 2010. The loss of one or more of these customers could have a material adverse effect on our business and financial condition.

In 2009, Takeda and Genentech each accounted for more than 10% of our total revenue, none of which represents a related party to XOMA. These key customers accounted for 65% of our total revenue in 2009, but were not responsible for any of the accounts receivable balance at December 31, 2009. NIAID, Arana, and Kaketsuken accounted for 90% of the accounts receivable balance at December 31, 2009. In 2008, Genentech, Novartis, and Merck/Schering-Plough each provided more than 10% of our total revenue, none of which represent a related party to XOMA.

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

Employees

As of March 8, 2011, we employed approximately 230 full-time employees, none of which are unionized, at our facilities, principally in Berkeley, California. Our employees are primarily engaged in clinical, process development, research and product development, and in executive, business development, finance and administrative positions. We consider our employee relations to be excellent.

Available Information

For information on XOMA’s investment prospects and risks, please contact Investor Relations and Corporate Communications at (510) 204-7200 or by sending an e-mail message to investorrelations@xoma.com. Our principal executive offices are located at 2910 Seventh Street, Berkeley, California 94710, U.S.A. Our telephone number is (510) 204-7200.

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

Because our product candidates are still being developed, we will require substantial funds to continue; we cannot be certain that funds will be available and, if they are not available, we may have to take actions that could adversely affect your investment and may not be able to continue operations.

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

We finance our operations primarily through our multiple revenue streams resulting from the licensing of our antibody technologies, discovery and development collaborations, product royalties and biodefense contracts, and sales of our common shares. In September of 2009, we sold our royalty interest in LUCENTIS® to Genentech, Inc., a wholly-owned member of the Roche Group (referred to herein as “Genentech”) for gross proceeds of $25 million, including royalty revenue from the second quarter of 2009.  These proceeds, along with other funds, were used to fully repay our loan from Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”).  As a result, we no longer have a royalty interest in LUCENTIS®. In 2008, we received $8.8 million of revenue from this royalty interest. In August of 2010, we sold our royalty interest in CIMZIA® to an undisclosed buyer for gross proceeds of $4.0 million, including royalty revenue from the second quarter of 2010.  As a result, we no longer have a royalty interest in CIMZIA®. We received revenue from this royalty interest of $0.5 million in 2010, $0.5 million in 2009 and $0.1 million in 2008.

Based on our cash reserves and anticipated spending levels, revenue from collaborations including our XOMA 052 collaboration agreement with Les Laboratoires Servier ("Servier"), biodefense contracts and licensing transactions and other sources of funding we believe to be available, we believe that we have sufficient cash resources to meet our anticipated net cash needs through the next twelve months. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. As a result, we do not know when or whether:

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

Global credit and financial market conditions may reduce our ability to access capital and cash and could negatively impact the value of our current portfolio of cash equivalents and our ability to meet our financing objectives.

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

Volatility in the financial markets has also created liquidity problems in investments previously thought to bear a minimal risk. For example, money market fund investors, including us, have in the past been unable to retrieve the full amount of funds, even in highly-rated liquid money market accounts, upon maturity. Although as of December 31, 2010, we have received the full amount of proceeds from money market fund investments, an inability to retrieve funds from money market fund investments as they mature in the future could have a material and adverse impact on our business, results of operations and cash flows.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since December 31, 2010, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.

Because all of our product candidates are still being developed, we have sustained losses in the past and we expect to sustain losses in the future.

We have experienced significant losses and, as of December 31, 2010, we had an accumulated deficit of $853.3 million.

For the year ended December 31, 2010, we had a net loss of approximately $68.8 million or $3.69 per common share (basic and diluted). For the year ended December 31, 2009, we had net income of approximately $0.6 million or $0.05 per common share (basic and diluted).

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

We are authorized to issue, without shareholder approval, 1,000,000 preference shares, of which 2,959 were issued and outstanding as of March 8, 2011, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common shares. In addition, we are authorized to issue, generally without shareholder approval, up to 46,666,666 common shares, of which 28,491,318 were issued and outstanding as of December 31, 2010 and 29,510,963 were issued and outstanding as of March 8, 2011. If we issue additional equity securities, the price of our common shares may be materially and adversely affected.

In the third quarter of 2009, we had entered into an At Market Issuance Sales Agreement (the “2009 ATM Agreement”), with Wm Smith & Co. (“Wm Smith”), under which we could sell up to 1.7 million of our common shares from time to time through Wm Smith, as the agent for the offer and sale of the common shares. Wm Smith could sell these common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including but not limited to sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. Wm Smith could also sell the common shares in privately negotiated transactions, subject to our approval. From the inception of this agreement through October 27, 2010, we sold a total of 1,666,666 common shares through Wm Smith, constituting all of the shares available for sale under the agreement, for aggregate gross proceeds of $12.2 million.

On February 5, 2010, we completed an underwritten offering of 2.8 million units, with each unit consisting of one of our common shares and a warrant to purchase 0.45 of a common share, for gross proceeds of approximately $21 million, before deducting underwriting discounts and commissions and estimated offering expenses of $1.7 million. The investors purchased the units at a price of $7.50 per unit. The warrants, which represent the right to acquire an aggregate of up to 1.26 million common shares, are exercisable beginning six months and one day after issuance and have a five-year term and an exercise price of $10.50 per share.

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

On October 26, 2010, we entered into an At Market Issuance Sales Agreement (the “2010 ATM Agreement”), with Wm Smith and McNicoll, Lewis & Vlak LLC (the “Agents”), under which we may sell common shares from time to time through the Agents, as our agents for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-148342) filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 26, 2007 and declared effective by the SEC on May 29, 2008. The Agents may sell the common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. The Agents may also sell the common shares in privately negotiated transactions, subject to our prior approval. From the inception of the 2010 ATM Agreement through December 31, 2010, we sold a total of 6.7 million common shares under this agreement for aggregate gross proceeds of $29.7 million. Subsequent to December 31, 2010 through March 8, 2011, we have sold an additional 796,898 common shares through Wm Smith for aggregate gross proceeds of $4.3 million.

On February 4, 2011, we entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”), with McNicoll, Lewis & Vlak LLC (“MLV”), under which we may sell common shares from time to time through the MLV, as our agent for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011, once such registration statement has been declared effective by the SEC. MLV may sell the common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. MLV may also sell the common shares in privately negotiated transactions, subject to our prior approval.

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

There can be no assurance that the market price of our common shares will not decline below its present market price or that there will be an active trading market for our common shares. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. We have experienced significant volatility in the price of our common shares.  From January 1, 2010 through March 8, 2011, our share price has ranged from a high of $12.60 to a low of $2.24. Factors contributing to such volatility include, but are not limited to:

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

If we are unable to continue meet the requirements for continued listing on The NASDAQ Global Market, then we may be de-listed. In March of 2010, we received a Staff Determination letter from The NASDAQ Stock Market LLC (“NASDAQ”) indicating that we had not regained compliance with the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market, pursuant to NASDAQ Listing Rule 5450(a)(1). On August 18, 2010, we effected a reverse split of our common shares in order to regain compliance.

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

All of our product candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would satisfactorily support the filing of an IND (or a foreign equivalent) with respect to our product candidates. Even if these applications would be or have been filed with respect to our product candidates, the results of preclinical studies do not necessarily predict the results of clinical trials. Similarly, early-stage clinical trials in healthy volunteers do not predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular product candidates. In addition, there can be no assurance that the design of our clinical trials is focused on appropriate indications, patient populations, dosing regimens or other variables which will result in obtaining the desired efficacy data to support regulatory approval to commercialize the drug. Preclinical and clinical data can be interpreted in different ways. Accordingly, Food and Drug Administration (“FDA”) officials or officials from foreign regulatory authorities could interpret the data in different ways than we or our development partners do which could delay, limit or prevent regulatory approval.

Administering any of our products or potential products may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects that we have observed in preclinical studies for some compounds in a particular research and development program may occur in preclinical studies or clinical trials of other compounds from the same program. Such toxicities or adverse effects could delay or prevent the filing of an IND (or a foreign equivalent) with respect to such products or potential products or cause us to cease clinical trials with respect to any drug candidate. In clinical trials, administering any of our products or product candidates to humans may produce adverse effects. These adverse effects could interrupt, delay or halt clinical trials of our products and product candidates and could result in the FDA or other regulatory authorities denying approval of our products or product candidates for any or all targeted indications. The FDA, other regulatory authorities, our development partners or we may suspend or terminate clinical trials at any time. Even if one or more of our product candidates were approved for sale, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA to impose restrictions on, or stop, the further marketing of such drugs. Indications of potential adverse effects or toxicities which may occur in clinical trials and which we believe are not significant during the course of such clinical trials may later turn out to actually constitute serious adverse effects or toxicities when a drug has been used in large populations or for extended periods of time. Any failure or significant delay in completing preclinical studies or clinical trials for our product candidates, or in receiving and maintaining regulatory approval for the sale of any drugs resulting from our product candidates, may severely harm our reputation and business.

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

Furthermore, a marketing approval of a product may be withdrawn by the FDA, the European Commission or another regulatory agency or such a product may be voluntarily withdrawn by the company marketing it based, for example, on subsequently-arising safety concerns. In February of 2009, the European Medicines Agency (“EMA”) announced that it had recommended suspension of the marketing authorization of RAPTIVA® in the European Union and that its Committee for Medicinal Products for Human Use (“CHMP”) had concluded that the benefits of RAPTIVA® no longer outweigh its risks because of safety concerns, including the occurrence of progressive multifocal leukoencephalopathy (“PML”) in patients taking the medicine. In the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA® from the U.S. market, based on the association of RAPTIVA® with an increased risk of PML.

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

Safety concerns may also arise in the course of on-going clinical trials or patient treatment as a result of adverse events or reactions. For example, in February of 2009, the EMA announced that it had recommended suspension of the marketing authorization of RAPTIVA® in the European Union and EMD Serono Inc., the company that marketed RAPTIVA® in Canada (“EMD Serono”) announced that, in consultation with Health Canada, the Canadian health authority (“Health Canada”), it would suspend marketing of RAPTIVA® in Canada. In March of 2009, Merck Serono Australia Pty Ltd, the company that marketed RAPTIVA® in Australia (“Merck Serono Australia”), following a recommendation from the Therapeutic Goods Administration, the Australian health authority (“TGA”), announced that it was withdrawing RAPTIVA® from the Australian market. In the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA® from the U.S. market, based on the association of RAPTIVA® with an increased risk of PML. As a result, sales of RAPTIVA® ceased in the second quarter of 2009.

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

•
In March of 2004, we announced we had agreed to collaborate with Chiron Corporation (now Novartis) for the development and commercialization of antibody products for the treatment of cancer. In April of 2005, we announced the initiation of clinical testing of the first product candidate out of the collaboration, HCD122, an anti-CD40 antibody, in patients with advanced chronic lymphocytic leukemia. In October of 2005, we announced the initiation of the second clinical trial of HCD122 in patients with multiple myeloma. In November of 2008, we announced the restructuring of this product development collaboration, which involves six development programs including the ongoing HCD122 and LFA 102 programs. In exchange for cash and debt reduction on our existing loan facility with Novartis, Novartis has control over the HCD122 and LFA 102 programs, as well as the right to expand the development of these programs into additional indications outside of oncology.

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

•
In December of 2010, we entered into a license and collaboration agreement with Servier, to jointly develop and commercialize XOMA 052 in multiple indications. Under the terms of the agreement, Servier has worldwide rights to diabetes and cardiovascular disease indications and rights outside the U.S. and Japan to Behcet’s uveitis and other inflammatory and oncology indications. XOMA retains development and commercialization rights for Behcet’s uveitis and other inflammatory disease and oncology indications in the U.S. and Japan, and has an option to reacquire rights to diabetes and cardiovascular disease indications from Servier in these territories. Should we exercise this option, we will be required to pay Servier an option fee and partially reimburse their incurred development expenses. The agreement contains customary termination rights relating to matters such as material breach by either party, safety issues and patents. Servier also has a unilateral right to terminate the agreement on a country-by-country basis or in its entirety on 6 months’ notice.

•
In December of 2010, we also entered into a loan agreement with Servier, which provides for an advance of up to €15 million and was fully funded in January of 2011. This loan is secured by an interest in our intellectual property rights to all XOMA 052 indications worldwide, excluding the U.S. and Japan territories. The loan has a final maturity date in 2016; however, after a specified period prior to final maturity, the loan is required to be repaid (i) at Servier’s option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments we receive from any third party collaboration or development partner for rights to XOMA 052 in the U.S. and/or Japan. In addition, the loan becomes immediately due and payable upon certain customary events of default.

•
We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 50 companies. As of December 31, 2010, we were aware of two antibody products manufactured using this technology that have received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular wet age-related macular degeneration and UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis.  In the third quarter of 2009, we sold our LUCENTIS® royalty interest to Genentech. In the third quarter of 2010, we sold our CIMZIA® royalty interest to an undisclosed buyer.

Because our collaborators and licensees are independent third parties, they may be subject to different risks than we are and have significant discretion in, and different criteria for, determining the efforts and resources they will apply related to their agreements with us. If these collaborators and licensees do not successfully develop and market these products, we may not have the capabilities, resources or rights to do so on our own. We do not know whether we, our collaborators or licensees will successfully develop and market any of the products that are or may become the subject of any of our collaboration or licensing arrangements. In some cases these arrangements provide for funding solely by our collaborators or licensees, and in other cases, such as our arrangement with Servier, all of the funding for certain projects and a significant portion of the funding for other projects is to be provided by our collaborator or licensee. In addition, third party arrangements such as ours also increase uncertainties in the related decision-making processes and resulting progress under the arrangements, as we and our collaborators or licensees may reach different conclusions, or support different paths forward, based on the same information, particularly when large amounts of technical data are involved.  Furthermore, our contracts with NIAID contain numerous standard terms and conditions provided for in the applicable federal acquisition regulations and customary in many government contracts. Uncertainty exists as to whether we will be able to comply with these terms and conditions in a timely manner, if at all. In addition, we are uncertain as to the extent of NIAID’s demands and the flexibility that will be granted to us in meeting those demands.

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

XOMA 052

We, in collaboration with Servier, are conducting clinical testing of XOMA 052, a potent anti-inflammatory monoclonal antibody targeting IL-1 beta, in Behcet’s uveitis patients, Type 2 diabetes patients and cardiovascular disease patients. Other companies are developing other products based on the same or similar therapeutic targets as XOMA 052 and these products may prove more effective than XOMA 052. We are aware that:

•
In June of 2009, Novartis announced it had received U.S. marketing approval for Ilaris® (canakinumab), a fully-human monoclonal antibody targeting IL-1 beta, to treat children and adults with Cryopyrin-Associated Periodic Syndromes (“CAPS”). In October of 2009, Novartis announced that Ilaris® had been approved in the European Union for CAPS. Canakinumab is also in clinical trials in Type 2 diabetes, chronic obstructive pulmonary disorder, certain forms of gout and systemic juvenile rheumatoid arthritis. In January of 2011, Novartis announced that it had filed for EMA approval of Ilaris® for the treatment and prevention of gout.

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

•
In February of 2008, Regeneron Pharmaceuticals, Inc. (“Regeneron”) announced it had received marketing approval from the FDA for ARCALYST® (rilonacept) Injection for Subcutaneous Use, an interleukin-1 blocker or IL-1 Trap, for the treatment of CAPS, including Familial Cold Auto-inflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 and older. In September of 2009, Regeneron announced that rilonacept was approved in the European Union for CAPS. In June of 2010, Regeneron announced positive results of a Phase 3 clinical trial of rilonacept in gout.  In March 2011, Regeneron disclosed that it intends to file a supplemental BLA for ARCALYST® for the prevention and treatment of gout.

•
Amgen has been developing AMG 108, a fully-human monoclonal antibody that targets inhibition of the action of IL-1. On April 28, 2008, Amgen discussed results from its recently completed Phase 2 study in rheumatoid arthritis. AMG 108 showed statistically significant improvement in the signs and symptoms of rheumatoid arthritis and was well tolerated. In January of 2011, MedImmune, the worldwide biologics unit for AstraZeneca PLC, announced that Amgen granted it rights to develop AMG 108 worldwide except Japan.

•
In June of 2009, Cytos Biotechnology AG announced the initiation of an ascending dose Phase 1 study of CYT013-IL1bQb, a therapeutic vaccine targeting IL-1 beta, in Type 2 diabetes and that this study is expected to be completed in the first quarter of 2011.

XOMA 3AB

We are also developing XOMA 3AB, a combination, or cocktail, of antibodies designed to neutralize the most potent of botulinum toxins. Other companies are developing other products targeting botulism poisoning and these products may prove more effective than XOMA 3AB. We are aware that:

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

To the extent we continue to provide manufacturing services for our own benefit or to third parties, we are subject to manufacturing risks. Additionally, unanticipated fluctuations in customer requirements have led and may continue to lead to manufacturing inefficiencies, which if significant could lead to an impairment on our long-lived assets or restructuring activities. We must utilize our manufacturing operations in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining acceptable product quality and manufacturing costs. Additional resources and changes in our manufacturing processes may be required for each new product, product modification or customer or to meet changing regulatory or third party requirements, and this work may not be successfully or efficiently completed. In addition, to the extent we continue to provide manufacturing services, our fixed costs, such as facility costs, would be expected to increase, as would necessary capital investment in equipment and facilities.

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

Because of the length of time and the expense associated with bringing new products to the marketplace, we and our collaboration and development partners hold and are in the process of applying for a number of patents in the United States and abroad to protect our product candidates and important processes and also have obtained or have the right to obtain exclusive licenses to certain patents and applications filed by others. However, the mere issuance of a patent is not conclusive as to its validity or its enforceability. The United States Federal Courts or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. In addition, the laws of foreign countries may not protect our intellectual property rights effectively or to the same extent as the laws of the United States. If our intellectual property rights are not adequately protected, we may not be able to commercialize our technologies, products, or services, and our competitors could commercialize our technologies, which could result in a decrease in our sales and market share that would harm our business and operating results. Specifically, the patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions. The legal standards governing the validity of biotechnology patents are in transition, and current defenses as to issued biotechnology patents may not be adequate in the future. Accordingly, there is uncertainty as to:

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our business. In March of 2010, the U.S. Congress enacted and President Obama signed into law the Patient Protection and Affordable Care Act, which includes a number of healthcare reform provisions. Assuming the new law survives recent calls for its repeal, the reforms imposed by the new law would significantly impact the pharmaceutical industry, most likely in the area of pharmaceutical product pricing; however, the full effects of new law cannot be known until these provisions are implemented and the relevant federal and state agencies issue applicable regulations or guidance.

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

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, us and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of pending cases to fifty-eight. All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs’ treatment with RAPTIVA®. Even though Genentech has agreed to indemnify us in connection with these matters, there can be no assurance that this or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

On August 4, 2010, a petition was filed in the District Court of Dallas County, Texas in a case captioned McCall v. Genentech, Inc., et al., No. 10-09544.  The defendants filed a notice of removal to the United States District Court for the Northern District of Texas on September 3, 2010.  The removed case is captioned McCall v. Genentech, Inc., et al., No. 3:10-cv-01747-B.  The parties have fully briefed the Plaintiff’s Motion to Remand and are awaiting a final ruling from the Court. The petition asserts personal injury claims against Genentech, us, and others arising out of the plaintiff’s treatment with RAPTIVA®.  The petition alleges claims based on negligence, strict liability, misrepresentation and suppression, conspiracy, and actual and constructive fraud.  The petition seeks compensatory damages and punitive damages in an unspecified amount.  Even though Genentech has agreed to indemnify us in connection with this matter, there can be no assurance that this or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

On January 7, 2011, a complaint was filed in the United States District Court for the Northern District of Texas in a case captioned Massa v. Genentech, Inc., et al., No. 4:11CV70.  The Complaint alleges the same claims against Genentech, us and others and seeks the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above.  Even though Genentech has agreed to indemnify us in connection with this matter, there can be no assurance that this or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

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

A U.S. holder of our common shares or warrants could be subject to material adverse U.S. federal income tax consequences if we were considered to be a PFIC at any time during the U.S. holder’s holding period.

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

We believe that we were not a PFIC for the 2010 taxable year. However, because PFIC status is determined annually and depends on the composition of a company’s income and assets and the fair market value of its assets (including goodwill), which may be volatile in our industry, there can be no assurance that we will not be considered a PFIC for 2011 or any subsequent year. For example, taking into account our existing cash balances, if the value of our common shares were to decline materially, it is possible that we could become a PFIC in 2011 or a subsequent year. Additionally, due to the complexity of the PFIC provisions and the limited authority available to interpret such provisions, there can be no assurance that our determination regarding our PFIC status could not be successfully challenged by the Internal Revenue Service (“IRS”).

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

For purposes of this discussion, the term “U.S. holder” means a beneficial owner of common shares or warrants that is, for U.S. federal income tax purposes, (i) an individual who is a U.S. citizen or resident, (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate the income of which is includable in gross income for U.S. income tax purposes regardless of its source, or (iv) a trust, if a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. fiduciaries have the authority to control all substantial decisions of the trust, or if the trust has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person. Special rules apply to a U.S. investor who owns our common shares or warrants through an entity treated as a partnership for U.S. federal income tax purposes.

A U.S. holder owning shares in a PFIC (or a corporation that might become a PFIC) might be able to mitigate the adverse tax consequences of PFIC status by making certain elections, including “qualified electing fund” (a “QEF”) or “mark-to-market” elections, if deemed appropriate based on guidance provided by the U.S. holder’s tax advisor. However, it should be noted that (1) the beneficial effect of a QEF election or a mark-to-market election may be substantially diminished if such election is not made from the inception of a U.S. holder’s holding period (a “Year One Election”), (2) neither a QEF election nor a mark-to-market election can be made with respect to warrants, (3) a Year One Election generally cannot be made for any common shares received upon exercise of warrants (“Warrant Shares”) because the holding period of Warrant Shares is deemed, for QEF election and mark-to-market election purposes, to include the holding period of the underlying warrants but the QEF election or mark-to-market election will not be effective until the underlying warrants are exercised, and (4) a QEF election or a mark-to-market election is made on a shareholder-by-shareholder basis and, once made, can only be revoked with the consent of the IRS.

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

In 2009, we experienced an ownership change under Section 382, which subjects the amount of pre-change NOLs and tax credit carry-forwards that can be utilized to an annual limitation, which will substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year.

Recently proposed legislation, if enacted, could subject us to U.S. federal income taxation as if we were a U.S. corporation.

A bill recently introduced in the House of Representatives provides in certain instances that a corporation that changed its corporate domicile from the United States to a non-U.S. jurisdiction prior to the effective date of the “inversion” rules of Section 7874 of the Code would, for any taxable year beginning on or after the second anniversary of the bill’s enactment, be treated as a U.S. corporation for U.S. federal income taxes purposes if such corporation were managed and controlled primarily in the United States.  If this bill were enacted in 2011 in its present form and we were to make no changes to our current management structure, we would likely be treated, beginning in 2014, as a U.S. corporation subject to U.S. federal income taxation on our worldwide income.  There can be no assurance that the foregoing bill or another similar legislative proposal will not become law.

Because we are a relatively small biopharmaceutical company with limited resources, we may not be able to attract and retain qualified personnel.

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 230 employees as of March 8, 2011. We anticipate that we will require additional experienced executive, accounting, research and development, legal, administrative and other personnel in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

Our corporate headquarters and development and manufacturing facilities are located in Berkeley and Emeryville, California. We currently lease five buildings, and space in a sixth building, for which we have a sublease tenant under contract through May of 2014. These buildings house our research and development laboratories, manufacturing facilities and office space. A separate pilot scale manufacturing facility is owned by us. Our building leases expire in the period from 2011 to 2014 and total minimum lease payments due from January of 2011 until expiration of the leases are $13.8 million. We have the option to renew our lease agreements for periods ranging from three to ten years.

On January 15, 2009, we announced a workforce reduction of approximately 42%. As a result, in the second quarter of 2009, we vacated one of our leased buildings and recorded a restructuring charge of $0.5 million primarily related to the net present value of the net future minimum lease payments at the cease-use date, less the estimated future sublease income. Effective December of 2010, we entered into a sublease agreement for this building. The remaining liability related to this lease was $0.2 million and $0.4 million at December 31, 2010 and December 31, 2009, respectively.

Additionally, as a result of the 2009 workforce reduction, we temporarily vacated a building in order to optimize our facility usage. The net book value of fixed assets in the vacant building potentially subject to write-down is approximately $3.5 million as of December 31, 2010. We have determined that there was no impairment of the assets as of December 31, 2010. In 2011, we plan to increase manufacturing and regulatory activities relating to the Behcet’s uveitis indication as part of our license and collaboration agreement with Servier to develop and commercialize XOMA 052. Due to the increased capacity requirements resulting from these activities, we expect to move our pilot scale manufacturing team into this facility in the first half of 2011, at which time we will no longer have any vacant buildings and do not believe impairment assessment will be necessary.

Item 3.	Legal Proceedings

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, the Company and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of pending cases to fifty eight. All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs' treatment with RAPTIVA®. The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to these matters. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

On August 4, 2010, a petition was filed in the District Court of Dallas County, Texas in a case captioned McCall v. Genentech, Inc., et al., No. 10-09544.  The defendants filed a Notice of Removal to the United States District Court for the Northern District of Texas on September 3, 2010.  The removed case is captioned McCall v. Genentech, Inc., et al., No. 3:10-cv-01747-B. The parties have fully briefed the Plaintiff’s Motion to Remand and are awaiting a final ruling from the Court.  The petition asserts personal injury claims against Genentech, the Company, and others arising out of the plaintiff’s treatment with RAPTIVA®.  The petition alleges claims based on negligence, strict liability, misrepresentation and suppression, conspiracy, and actual and constructive fraud.  The petition seeks compensatory damages and punitive damages in an unspecified amount.  The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to this matter. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

On January 7, 2011, a complaint was filed in the United States District Court for the Northern District of Texas in a case captioned Massa v. Genentech, Inc., et al., No. 4:11CV70.  The complaint alleges the same claims against Genentech, the Company and others and seeks the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above. The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to this matter. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

Item 4.	Reserved

Supplementary Item: Executive Officers of the Registrant

Our executive officers and their respective ages, as of December 31, 2010, and positions are as follows:

Name	Age	Title
Steven B. Engle	56	Chairman, Chief Executive Officer and President
Patrick J. Scannon, M.D., Ph.D.	63	Executive Vice President and Chief Medical Officer
Fred Kurland	60	Vice President, Finance and Chief Financial Officer
Christopher J. Margolin, Esq.	64	Vice President, General Counsel and Secretary

The Board of Directors elects all officers annually. There is no family relationship between or among any of the officers or directors.

Business Experience

Mr. Engle is XOMA's Chairman, Chief Executive Officer and President. He has more than 25 years of executive leadership and biotechnology and pharmaceutical industry experience and, in February of 2010, was elected to the board of directors of the Biotechnology Industry Organization, or BIO. Prior to joining XOMA in 2007, he served as Chairman of the Board and Chief Executive Officer of La Jolla Pharmaceutical Company, a publicly-held biopharmaceutical company focused on the research and development of therapeutic products for autoimmune and antibody-mediated diseases. He joined La Jolla Pharmaceutical Company in 1993, became President and a Director in 1994, Chief Executive Officer in 1995, and Chairman of the Board in 1997. Prior to joining La Jolla, he held executive-level positions at Cygnus Therapeutic Systems, a developer of drug delivery systems, and Micro Power Systems, Inc., a manufacturer of high technology products, including medical devices. He began his professional career with the Strategic Decisions Group and the Stanford Research Institute. Mr. Engle holds an M.S.E.E. and a B.S.E.E. with a focus in biomedical engineering from the University of Texas.

Dr. Scannon is one of our founders and has served as a Director since our formation. Dr. Scannon became Executive Vice President and Chief Scientific Officer in February of 2011. Previously he was our Executive Vice President and Chief Medical Officer beginning in March of 2009 and served as Executive Vice President and Chief Biotechnology Officer from May of 2006 until March of 2009, Chief Scientific and Medical Officer from March of 1993 until May of 2006, Vice Chairman, Scientific and Medical Affairs from April of 1992 to March of 1993 and our President from our formation until April of 1992. In 2007, Dr. Scannon was invited to join the newly formed National Biodefense Science Board, reporting to the Secretary for the Department of Health and Human Services. In 2007, he also became a member of the Board of Directors for Pain Therapeutics, Inc, a biopharmaceutical company. He serves on the Defense Sciences Research Council for the Defense Advanced Research Projects Agency (DARPA) and on the Threat Reduction Advisory Committee for the Department of Defense. From 1979 until 1981, Dr. Scannon was a clinical research scientist at the Letterman Army Institute of Research in San Francisco. A Board-certified internist, Dr. Scannon holds a Ph.D. in organic chemistry from the University of California, Berkeley and an M.D. from the Medical College of Georgia.

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

Market for Registrant’s Common Equity

Our common shares trade on The NASDAQ Global Market under the symbol “XOMA.” All references to numbers of common shares and per-share information in this Annual Report have been adjusted retroactively to reflect the Company’s reverse stock split effective August of 2010. The following table sets forth the quarterly range of high and low reported sale prices of our common shares on The NASDAQ Global Market for the periods indicated:

	Price Range
	High	Low

2010
First Quarter	$11.70	$6.00
Second Quarter	12.60	6.15
Third Quarter	6.45	2.45
Fourth Quarter	7.48	2.24

2009
First Quarter	$14.10	$5.55
Second Quarter	20.10	6.00
Third Quarter	16.20	10.65
Fourth Quarter	12.60	9.45

On March 8, 2011, there were 2,400 shareholders of record of our common shares, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”).  All of the common shares held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one shareholder.

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

As of December 31,	XOMA Ltd.	Nasdaq Composite Index	AMEX Biotechnology Index
2005	$100.00	$100.00	$100.00
2006	137.50	109.52	110.77
2007	211.88	120.27	115.51
2008	38.75	71.51	95.04
2009	43.75	102.89	138.36
2010	21.38	120.29	190.57

Item 6.	Selected Financial Data

The following table contains our selected financial information including consolidated statement of operations and consolidated balance sheet data for the years 2006 through 2010. The selected financial information has been derived from our audited consolidated financial statements. The selected financial information should be read in conjunction with Item 8: Financial Statements and Supplementary Data and Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report. The data set forth below is not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data
Total revenues (1)	$33,641	$98,430	$67,987	$84,252	$29,498
Total operating costs and expenses	100,663	81,867	106,721	86,796	70,182
Restructuring costs	82	3,603	-	-	-
(Loss) income from operations	(67,104)	12,960	(38,734)	(2,544)	(40,684)
Other income (expense), net (2)	(1,625)	(6,683)	(6,894)	(9,782)	(11,157)
Net (loss) income before taxes	(68,729)	6,277	(45,628)	(12,326)	(51,841)
Income tax expense (benefit), net (3)	27	5,727	(383)	-	-
Net (loss) income	$(68,756)	$550	$(45,245)	$(12,326)	$(51,841)
Basic and diluted net (loss) income per common share	$(3.69)	$0.05	$(5.11)	$(1.45)	$(8.10)

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$37,304	$23,909	$9,513	$22,500	$28,002
Short-term investments	-	-	1,299	16,067	18,381
Restricted cash	-	-	9,545	6,019	4,330
Current assets	58,880	32,152	38,704	58,088	65,888
Working capital	23,352	13,474	11,712	34,488	43,221
Total assets	74,252	52,824	67,173	84,815	91,478
Current liabilities	35,528	18,678	26,992	23,600	22,667
Long-term liabilities (4)	15,133	16,620	71,582	60,897	106,984
Redeemable convertible preferences shares, at par value	1	1	1	1	1
Accumulated deficit	(853,310)	(784,554)	(785,104)	(739,859)	(727,533)
Total shareholders' equity (net capital deficiency)	23,591	17,526	(31,401)	318	(38,173)

We have paid no dividends in the past five years.

(1)
2010 includes a non-recurring fee of $4.0 million related to the sale of our CIMZIA® royalty interest to an undisclosed buyer. 2009 includes a non-recurring fee of $28.1 million related to the expansion of our collaboration agreement with Takeda Pharmaceutical Company Limited (“Takeda”) and a non-recurring fee of $25 million related to the sale of our LUCENTIS® royalty interest to Genentech, Inc., a member of the Roche Group (“Genentech”). 2008 includes a non-recurring fee from Novartis AG (“Novartis”) of $13.7 million relating to a restructuring of the existing collaboration agreement. 2007 includes a non-recurring license fee from Pfizer Inc. of $30 million.

(2)	2010 includes a loss associated with the $4.5 million paid in the first quarter of 2010 to the holders of warrants issued in June of 2009, upon modification of the terms.
(3)	2009 includes foreign income tax expense of $5.8 million recognized in connection with the expansion of our existing collaboration with Takeda.
(4)
The balance as of December 31, 2008 includes $50.4 million from our term loan with Goldman Sachs, which we repaid in 2009. In May of 2008, the Company entered into a $55 million amended term loan facility with Goldman Sachs, paying off the remaining balance on the term loan completed in November of 2006. In addition, the outstanding principal on our Novartis note was reduced by $7.5 million due to the restructure of our collaboration with Novartis. In 2007, we eliminated the remaining $44.5 million in convertible debt issued in 2006. In 2006, we exchanged convertible senior notes (issued in 2005) for $60 million of 6.5% Convertible SNAPsSM due 2012 and issued an additional $12 million of 6.5% SNAPsSM to the public for cash.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leader in the discovery, development and manufacture of therapeutic antibodies designed to treat autoimmune, infectious, inflammatory and oncological diseases. Our proprietary development pipeline includes XOMA 052, an antibody that inhibits interleukin-1 beta (“IL-1 beta”) which is expected to advance into entering Phase 3 development for the treatment of Behcet’s uveitis and is in Phase 2 clinical development for Type 2 diabetes with cardiovascular biomarkers; XOMA 3AB, a biodefense anti-botulism product candidate comprised of a combination, or cocktail, of antibodies; and preclinical antibody discovery programs in several indications, including autoimmune, cardio-metabolic, inflammatory, and oncological diseases. We have a fully integrated product development platform, extending from preclinical science, clinical development to scale-up development, and manufacturing.

In December of 2010, we entered into a license and collaboration agreement with Les Laboratoires Servier (“Servier”), to jointly develop and commercialize XOMA 052 in multiple indications. XOMA 052 is designed to inhibit the pro-inflammatory cytokine IL-1 beta that is believed to be a primary trigger of pathologic inflammation in multiple diseases.

Our biodefense initiatives currently include a $65 million multiple-year contract funded by the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), to support our ongoing development of anti-botulism antibody product candidates toward clinical trials in the treatment of botulism poisoning. This contract is the third that NIAID has awarded us for the development of botulinum antitoxins and brings the program’s total awards to nearly $100 million. We also develop products with premier pharmaceutical companies including Novartis AG (“Novartis”) and Takeda Pharmaceutical Company Limited (“Takeda”).

We have a premier antibody discovery and development platform that incorporates a collection of antibody phage display libraries and proprietary Human Engineering™, affinity maturation, Bacterial Cell Expression (“BCE”) and manufacturing technologies that enhance our ability and that of our collaboration partners to discover and develop new therapeutic antibodies. BCE is a key biotechnology for the discovery and manufacturing of antibodies and other proteins. To date, more than 50 pharmaceutical and biotechnology companies have signed BCE licenses, and a number of licensed product candidates are in clinical development. We continue to develop and commercialize additional antibody-related technologies including proprietary display technologies to enable antibody discovery and optimization. Our technologies have contributed to the success of marketed antibody products, including LUCENTIS® (ranibizumab injection) for wet age-related macular degeneration and CIMZIA® (certolizumab pegol) for rheumatoid arthritis and Crohn’s disease.

Significant Developments in 2010

XOMA 052 Collaboration Agreement

•
In December of 2010, we entered into an agreement with Servier, to jointly develop and commercialize XOMA 052 in multiple indications, which provides for a non-refundable upfront payment of $15 million that was received by us in January of 2011 and a loan of up to €15 million, which converts to approximately $20 million using the December 31, 2010 Euro to US Dollar (“USD”) exchange rate (the “12/31/10 Exchange Rate”). Also, we are eligible to receive a combination of Euro and USD-denominated, development and sales milestones for multiple indications aggregating to a potential maximum of approximately $470 million converted using the 12/31/10 Exchange Rate if we reacquire rights to diabetes and cardiovascular disease indications from Servier in the U.S. and Japan territories, or approximately $770 million converted using the 12/31/10 Exchange Rate if we do not reacquire these rights. In addition, we are eligible to receive tiered royalties up to a mid-teens percentage rate. Further, we retain development and commercialization rights for Behcet's uveitis and other inflammatory and oncology indications in the U.S. and Japan territories, and an option to reacquire rights to diabetes and cardiovascular disease indications from Servier in these territories. Servier will fully fund activities to advance the global clinical development and future commercialization of XOMA 052 in diabetes and cardiovascular related diseases, as well as the first $50 million of future XOMA 052 global clinical development and chemistry and manufacturing controls expenses and 50% of further expenses for the Behcet's uveitis indication, which is expected to advance into Phase 3 development in 2011.

XOMA 052 Behcet’s Uveitis

•
During 2010, XOMA announced positive results from a Phase 2 proof-of-concept clinical trial evaluating XOMA 052 in Behcet’s uveitis, demonstrating rapid improvement in vision-threatening disease exacerbations in all seven treated patients despite discontinuation of immunosuppressive drugs such as cyclosporine and/or azathioprine. Follow-up results demonstrated that each of the five patients re-treated with XOMA 052 after they experienced a new uveitis exacerbation responded again to XOMA 052 treatment and maintained their response for several months. The drug appeared to be safe, and no drug-related serious adverse events were reported.

•
In August of 2010, we obtained Food and Drug Administration (“FDA”) orphan drug status for XOMA 052 for the treatment of Behcet’s disease. The designation offers a number of potential incentives, which may include, among others, a seven-year period of U.S. marketing exclusivity from the date of marketing authorization, written guidance on the non-clinical and clinical studies needed to obtain marketing approval, and tax credits for certain clinical research. In October of 2010, XOMA 052 was granted orphan drug status by the European Medicines Agency (“EMA”) for the treatment of Behcet’s disease. The designation generally provides EU market exclusivity for up to ten years following approval for the given indication. Other potential benefits include protocol assistance, direct access to centralized marketing authorization procedures and financial incentives.

XOMA 052 Type 2 Diabetes

•
During 2010, we completed the patient enrollment in the Phase 2a clinical trial of XOMA 052 in patients with Type 2 diabetes. The primary goal of the 74 patient Phase 2a trial was to gain additional XOMA 052 safety information in Type 2 diabetes patients on a background of stable metformin monotherapy. In January of 2011, we announced that we had conducted an interim review of 3-month data from the Phase 2a trial where XOMA 052 was shown to be well-tolerated with no significant differences in adverse events, lab abnormalities and vital signs between XOMA 052 and placebo and no drug-related adverse events. At the time of this 3-month review, evidence of biological activity was observed including a reduction in high sensitivity C-reactive protein (“HsCRP”) levels and a modest reduction in hemoglobin A1c (“HbA1c”) levels. HsCRP is a biomarker of cardiovascular risk, and HbA1c is a measure indirectly reflecting blood glucose levels as averaged over a period estimated to be 90 to 120 days.

•
Also during 2010, we completed the patient enrollment in the Phase 2b clinical trial of XOMA 052 in patients with Type 2 diabetes. The primary goal of the 420 patient Phase 2b trial was to further evaluate the use of multiple dose regimens on the safety, pharmacodynamics and efficacy of XOMA 052 in cardiometabolic and other diseases, and based on positive results in measurements of HbA1c, fasting blood glucose, and HsCRP, to select doses for pivotal Phase 3 studies. We anticipate reporting top line, six month results from the Phase 2b trial by the end of the first quarter of 2011.

Biodefense

•
We advanced XOMA 3AB into the pre-Investigational New Drug (“IND”) stage. XOMA 3AB is a multi-antibody product that targets the most potent of the botulinum toxins, Type A. XOMA 3AB along with other anti-botulism antibody products are currently being developed under a $65 million multiple-year contract, under which we reported revenues of $21.4 million in 2010.

Financings

•
In February of 2010, we completed an underwritten offering of 2.8 million units, with each unit consisting of one of our common shares and a warrant to purchase 0.45 of a common share, for gross proceeds of approximately $21 million.

•
In the first ten months of 2010, we sold 1,396,625 common shares through Wm Smith & Co. (“Wm Smith”), under our At Market Issuance Sales Agreement dated July 14, 2009 (the “2009 ATM Agreement”), for aggregate gross proceeds of $9.3 million, constituting all of the shares available for sale under this agreement. In October of 2010, we entered into a new At Market Issuance Sales Agreement (the “2010 ATM Agreement”) with Wm Smith and McNicoll, Lewis & Vlak LLC (the “Agents”), under which we may sell common shares from time to time through the Agents, as our agents for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-148342) (the “Existing Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 26, 2007 and declared effective by the SEC on May 29, 2008. From the inception of the 2010 ATM Agreement through December 31, 2010, we sold a total of 6,739,476 million common shares under this agreement for aggregate gross proceeds of $29.7 million. See Liquidity and Capital Resources – ATM Agreements for a further discussion.

•
In July of 2010, we entered into a common share purchase agreement with Azimuth Opportunity, Ltd. (“Azimuth”) pursuant to which we obtained a committed equity line of credit under which we could sell up to $30 million of our registered common shares to Azimuth. In August of 2010, we sold a total of 3,421,407 common shares under this facility for aggregate proceeds of $14.2 million, representing the maximum number of shares that could be sold under this facility.  See Liquidity and Capital Resources – Equity Line of Credit for a further discussion.

Other

•
In March of 2010, we received a Staff Determination letter from The NASDAQ Stock Market LLC (“NASDAQ”) indicating that we had not regained compliance with the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market, pursuant to NASDAQ Listing Rule 5450(a)(1).  On August 18, 2010, the Company effected a reverse split of its common shares in order to regain compliance.

•
In August of 2010, we sold our CIMZIA® royalty stream to an undisclosed buyer for gross proceeds of $4.0 million, which included the receipt of royalties of $0.3 million earned in the second quarter of 2010 and an additional one-time, non-refundable payment of $3.7 million. We will no longer receive royalties on sales of CIMZIA®.

•
In November of 2010, the Company received approximately $1.0 million resulting from four grants awarded in connection with the Company’s submission of four qualifying therapeutic discovery projects under the Patient Protection and Affordable Care Act of 2010.

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

Revenue Recognition

Effective January 1, 2010, we early adopted the recently revised accounting guidance on revenue recognition for multiple element arrangements on a prospective basis, which requires us to allocate consideration to all deliverables at the inception of the arrangement using the relative selling price method. The relative selling price method establishes the relative selling price of a deliverable using a hierarchy, first through vendor-specific objective evidence (“VSOE”), second through third-party evidence if VSOE is not available and finally, through estimated selling prices if neither VSOE nor third-party evidence is available. Additionally, the revised accounting guidance also refined the criteria for determining when a deliverable should be accounted for as a separate unit of accounting. Based on this guidance, we generally identify separate units of accounting for the multiple element arrangement if the delivered item has value to the customer on a standalone basis. Generally, under the new accounting principle, we will be more likely to separate the units of accounting in multiple element arrangements which may to lead to more accelerated revenue recognition in some cases.  Changes in the allocation of the sales price between delivered to undelivered elements might impact the timing of revenue recognition, but would not change the total revenue recognized on any arrangement.

The change in accounting principle for revenue recognition on multiple element arrangements did not have a material impact on our financial results for the year ended December 31, 2010. We anticipate that the effect on the change in accounting principle on subsequent periods will be primarily dependent on the arrangements entered into, the ability to estimate selling prices when VSOE cannot be established and the timing of the delivery of the products and services. Additionally, had the new accounting guidance been applied for the year ended December 31, 2009, there would have been no material impact on the revenue recognized.

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

Milestone payments under collaborative and other arrangements are recognized as revenue upon completion of the milestone event, once confirmation is received from the third party and collectability is reasonably assured. This represents the culmination of the earnings process because we have no future performance obligations related to the payment. Milestone payments that require a continuing performance obligation on our part are recognized over the expected period of the continuing performance obligation. Amounts received in advance are recorded as deferred revenue until the related milestone is completed.

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

In addition, revenue related to certain research and development contracts is billed based on actual costs incurred by XOMA related to the contract, multiplied by full-time equivalent (“FTE”) rates plus a mark-up. The FTE rates are developed based on our best estimates of labor, materials and overhead costs. For certain contracts, such as our government contracts, the FTE rates are agreed upon at the beginning of the contract and are subject to review or audit by the contracting party at any time. Under our contracts with NIAID, a part of the NIH, we bill using NIH provisional rates and thus are subject to future audits at the discretion of NIAID’s contracting office. These audits can result in an adjustment to revenue previously reported.

Up-front fees are recognized ratably over the expected benefit period under the arrangement. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the arrangement. We have $17.1 million of deferred up-front fees related to two research and collaboration agreements that are being amortized over a range of one to five years.

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

Warrant Liabilities

We have issued warrants to purchase our common shares in connection with financing activities. We account for the warrants as a liability at fair value. The fair value of the warrant liability is estimated using the Black-Scholes Model. The Black-Scholes Model requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. For the estimate of the expected term, we use the full remaining contractual term of the warrant. We base our estimate of expected volatility on our historical volatility.  These assumptions are reviewed each reporting period and changes in the estimated fair value of the outstanding warrants are recognized in other income (expense).

Results of Operations

Revenue

Total revenue in 2010 was $33.6 million, compared with $98.4 million in 2009 and $68.0 million in 2008 as shown in the table below (in thousands):

	Year ended December 31,
	2010	2009	2008
License and collaborative fees	$2,182	$43,822	$16,366
Contract and other revenue	27,174	25,492	30,473
Royalties	4,285	29,116	21,148
Total revenues	$33,641	$98,430	$67,987

License and Collaborative Fees

License and collaborative fee revenue includes fees and milestone payments related to the out-licensing of our products and technologies. License and collaborative fee revenue in 2010 was $2.2 million, compared with $43.8 million in 2009 and $16.4 million in 2008. The primary components of license and collaboration fee revenue in 2010 were four milestone payments recognized for an aggregate amount of $1.2 million, including one milestone from AVEO Pharmaceuticals, Inc. (“AVEO”) for $0.8 million resulting from AVEO’s initiation of a Phase 2 clinical trial to evaluate its AV-299 antibody. In addition, we recognized $1.0 million in up-front fees and annual maintenance fees relating to various out-licensing arrangements.

The primary components of license and collaborative fee revenue in 2009 were $28.1 million in revenue recognized related to the expansion of our collaboration agreement with Takeda in February of 2009 and $14.1 million in total revenue, including ancillary services provided, related to two antibody discovery collaboration agreements entered into with Arana Therapeutics Limited (“Arana”) and The Chemo-Sero-Therapeutic Research Institute, a Japanese research foundation known as Kaketsuken in September and October of 2009. We also recognized $1.6 million of license and collaborative fee revenue in 2009 related to up-front fees, annual maintenance fees and milestone payments from various out-licensing arrangements.

The primary source of license and collaborative fee revenue in 2008 related to the restructuring of our product development collaboration with Novartis, which involved six development programs including the HCD122 program. Under the restructured agreement, we recognized a collaborative fee of $13.7 million in exchange for giving Novartis control over the HCD122 and LFA102 programs, as well as the right to expand the development of these programs into additional indications outside of oncology. We also recognized $1.7 million in up-front fees and annual maintenance fees relating to various out-licensing arrangements. In addition, we recognized four milestone payments totaling $1.0 million, including two milestone payments from Pfizer, Inc. relating to two different products, including the payment of $0.5 million for the initiation of a Phase 3 clinical trial.

The generation of future revenue related to license fees and collaborative arrangements is dependent on our ability to attract new licensees to our antibody and BCE technologies and new collaboration partners. In connection with the license and collaboration agreement with Servier in December of 2010, we expect to experience an increase from 2010 levels.

Contract and Other Revenue

Contract and other revenue includes agreements where we provide contracted research and development and manufacturing services to our collaboration partners, including Takeda and NIAID. The following table shows the activity in contract and other revenue for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	Year ended December 31,			2009-2010	2008-2009
	2010	2009	2008	Increase (Decrease)	Increase (Decrease)
NIAID 3	$21,211	$5,051	$4,162	$16,160	$889
Takeda	3,568	7,549	4,369	(3,981)	3,180
SRI International	1,594	331	-	1,263	331
Merck/Schering-Plough	468	7,586	10,780	(7,118)	(3,194)
NIAID 2	203	1,581	1,325	(1,378)	256
AVEO	79	675	3,161	(596)	(2,486)
Novartis	-	2,459	6,602	(2,459)	(4,143)
Other	51	260	74	(209)	186
Total revenues	$27,174	$25,492	$30,473	$1,682	$(4,981)

The 2010 increases in revenue from our NIAID Contract No. HHSN272200800028C (“NIAID 3”) and SRI International contracts is due to increased activity under these contracts. Partially offsetting these increases are decreases in revenue from our Schering-Plough Research Institute, a division of Schering Corporation, now a subsidiary of Merck & Co., Inc. (referred to herein as “Merck/Schering-Plough”) and Takeda contracts in 2010 as a result of the cessation of certain Merck/Schering-Plough programs in 2009 and certain Takeda programs in both 2009 and 2010. Also, the decrease in revenue from our Manufacturing and Technology Transfer Agreement with Novartis in 2010 was due to the completion of the work under this agreement in the third quarter of 2009. In addition, revenue related to our NIAID Contract No. HHSN266200600008C/N01-Al-60008 (“NIAID 2”) decreased in 2010 due to its completion.

The 2009 decrease in revenue under our Merck/Schering-Plough contract was due to the cessation of certain discovery and development programs under our collaboration agreement in 2009. Also, revenue from our Manufacturing and Technology Transfer Agreement with Novartis decreased in 2009 due to the completion of the work under this agreement in the third quarter of 2009. In addition, revenue from our AVEO contract decreased in 2009 as a result of our nearing the end of the contracted service arrangement.

These decreases in contract and other revenue in 2009 were partially offset by the recognition of $2.8 million of previously deferred revenue in the fourth quarter of 2009 related to the cessation of certain discovery and development programs under our collaboration with Takeda, resulting in an increase in contract revenue recognized related to our collaboration with Takeda.

Based on expected levels of revenue generating activity related to our Servier and NIAID 3 contracts, as well as our subcontract awards from SRI International, we expect contract and other revenue to increase in 2011 compared to 2010 levels.

We defer revenue until all requirements under our revenue recognition policy are met. In 2010, we deferred $15.9 million of revenue from contracts including Servier, NIH, Takeda, Merck/Schering-Plough and AVEO, and we recognized $2.8 million in revenue. In 2009, we deferred $16.2 million of revenue from contracts including Takeda, Merck/Schering-Plough and Novartis and recognized $28.4 million in revenue. In 2008, we deferred $17.5 million of revenue from contracts including Merck/Schering-Plough, Takeda and Novartis and recognized $18.4 million in revenue.

The following table shows the activity in deferred revenue for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year ended December 31,
	2010	2009	2008
Beginning deferred revenue	$5,008	$17,213	$18,064
Revenue deferred	15,949	16,220	17,515
Revenue recognized	(2,827)	(28,425)	(18,366)
Ending deferred revenue	$18,130	$5,008	$17,213

In 2011, we expect a significant portion of the $18.1 million in deferred revenue will be recognized with the remainder to be earned during 2012 through 2015. Future amounts may be affected by additional consideration received, if any, under existing or any future licensing or other collaborative arrangements as well as changes in the estimated period of obligation or services to be provided under the arrangements.

Royalties

Revenue from royalties was $4.3 million in 2010 compared with $29.1 million in 2009 and $21.1 million in 2008. The decrease in royalties in 2010 was primarily due to the sale, during 2009, of our LUCENTIS® royalty interest to Genentech for a total of $25 million, which included the receipt of royalties of $2.7 million recognized in the second quarter of 2009 and an additional one-time, non-refundable payment of $22.3 million in September of 2009. Additionally, the cessation of royalties earned from sales of RAPTIVA® in the second quarter of 2009 further contributed to the decrease in our revenue from royalties. Royalties earned from sales of LUCENTIS® and RAPTIVA® during 2009 were $5.1 million and $1.2 million, respectively, compared to $4.4 million and $6.5 million, respectively, in 2008. We will not receive any further royalties on sales of LUCENTIS® or RAPTIVA®.

Partially offsetting the decreases in revenue from royalties was the sale of our CIMZIA® royalty interest for gross proceeds of $4.0 million in the third quarter of 2010, which included the payment of $0.3 million in royalties received and recognized in the second quarter of 2010. Royalties earned from sales of CIMZIA® were $0.5 million in 2010, compared with $0.5 million in 2009 and $0.1 million in 2008. We will not receive any further royalties on sales of CIMZIA®.

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

Research and development expenses were $77.4 million in 2010, compared with $58.1 million in 2009 and $82.6 million in 2008. The increase in research and development expenses of $19.3 million in 2010, as compared to 2009, was primarily due to increased spending on XOMA 052 related to the Phase 2 clinical program and spending on NIAID 3 due to increased activity under the contract. Partially offsetting these increases in spending were decreases in spending on Merck/Schering-Plough and Takeda-related contract activities due to the cessation of certain discovery and development programs.  In addition, there was decreased spending on Novartis-related contract activities due to the completion of work under agreement in the third quarter of 2009.

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

Research and development expense in 2008 primarily reflects spending on development of XOMA 052, including Phase 1 clinical trials, and to a lesser extent XOMA 629. In addition, we increased spending on our contracts with Novartis, Merck/Schering-Plough, NIAID 3 and Takeda. Research and development expenses also increased in 2008 related to the preclinical development of several antibodies, XOMA 3AB and upgrades made to our manufacturing plant.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $29.7 million in research and development salaries and employee-related expenses in 2010, compared with $26.8 million in 2009 and $34.4 million in 2008. Included in these expenses for 2010 were $24.1 million for salaries and benefits, $3.3 million for bonus expense and $2.3 million for share-based compensation, which is a non-cash expense. The increase of $2.9 million in 2010, as compared to 2009, was primarily due to higher salaries and related personnel costs in connection with increased manufacturing activities and work related to NIAID 3.

Included in these expenses for 2009 were $22.2 million for salaries and benefits, $2.4 million for bonus expense and $2.2 million for share-based compensation, which is a non-cash expense, compared with $32.1 million, zero and $2.3 million, respectively, in 2008. The $7.6 million decrease in salaries and employee-related expenses in 2009, as compared to 2008, was due to a decrease in salaries and benefits of $9.9 million due to the workforce reduction announced in January of 2009. In addition, share-based compensation decreased by $0.1 million. Partially offsetting this decrease in research and development personnel expense was an increase in bonus expense in 2009 of $2.4 million.  In 2008, the Company did not to pay bonuses in efforts to control spending and manage the Company’s cash balance.

Our research and development activities can be divided into earlier stage programs and later stage programs. Earlier stage programs include molecular biology, process development, pilot-scale production and preclinical testing. Also included in earlier stage programs are costs related to excess manufacturing capacity, which we expect will decrease in 2011 due to the execution of the license and collaboration agreement with Servier, resulting in increased manufacturing capacity requirements. Later stage programs include clinical testing, regulatory affairs and manufacturing clinical supplies. The costs associated with these programs approximate the following (in thousands):

	Year ended December 31,
	2010	2009	2008
Earlier stage programs	$52,323	$42,961	$62,872
Later stage programs	25,090	15,170	19,704
Total	$77,413	$58,131	$82,576

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements approximate the following (in thousands):

	Year ended December 31,
	2010	2009	2008
Internal projects	$58,065	$42,206	$58,468
Collaborative and contract arrangements	19,348	15,925	24,108
Total	$77,413	$58,131	$82,576

In 2010, our largest development program (XOMA 052) accounted for more than 30% but less than 40% of our total research and development expense. In 2010, one development program (NIAID) accounted for more than 20% but less than 30% of our total research and development expense, and in 2009 and 2008, one development program (XOMA 052) accounted for more than 20% but less than 30% of our total research and development expense. In 2009, one development program (NIAID) accounted for more than 10% but less than 20% of our total research and development expense, and in 2008 one development program (Novartis) accounted for more than 10% but less than 20% of our total research and development expense. No development program accounted for more than 30% of our total research and development expense in 2009 or 2008.

We expect our research and development spending in 2011 will increase primarily due to the expected initiation of our Phase 3 clinical program for XOMA 052 for the Behcet's uveitis indication under our license and collaboration agreement with Servier, as well as increased activity under our biodefense contracts.

Future research and development spending may also be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. In 2010, selling, general and administrative expenses were $23.3 million compared with $23.7 million in 2009 and $24.1 million in 2008. The $0.4 million decrease in selling, general and administrative expenses in 2010 as compared with 2009 was primarily due a net decrease in financing and professional fees of $0.4 million, as well as a decrease in salaries and related personnel costs of $0.4 million. Partially offsetting these decreases was an increase in other expenses of $0.4 million, including an increase in travel-related costs.

The $0.4 million decrease in selling, general and administrative expenses in 2009 as compared with 2008 was primarily related to a decrease in salaries and related personnel costs of $0.6 million, as further discussed below, as well as a decrease in professional fees and other expenses of $1.2 million due to our increased focus on cost control.  Partially offsetting these decreases was an increase in fees in 2009 of $1.4 million related to the restructuring negotiations and repayment of the Goldman Sachs term loan.

We recorded salaries and employee-related expenses of $12.3 million in 2010 compared with $12.7 million in 2009 and $13.3 million in 2008. The decrease of $0.4 million in 2010 as compared to 2009 was due to a decrease in salaries and benefits of $1.2 million primarily due to our continued focus on cost controls. Partially offsetting this decrease in selling, general and administrative personnel expense was an increase in bonus expense in 2010 of $0.4 million as compared to 2009, and an increase in share-based compensation of $0.4 million.

The $0.6 million decrease in salaries and employee-related expenses in 2009 as compared to 2008 primarily due to a decrease in salaries and benefits of $1.5 million primarily due to the workforce reduction announced in January of 2009, and an increase in share-based compensation of $0.4 million. Partially offsetting this decrease in selling, general and administrative personnel expense was an increase in bonus expense in 2009 of $1.3 million. In 2008, the Company did not to pay bonuses in efforts to control spending and manage the Company’s cash balance.

We expect selling, general and administrative expenses in 2011 will be comparable to 2010 levels.

Restructuring Charges

In January of 2009, we announced a workforce reduction of approximately 42%. As part of this workforce reduction, we recorded charges of $3.1 million during 2009 related to severance, other termination benefits and outplacement services, which were fully paid by the end of 2009. There were no additional employee-related restructuring charges in connection with this workforce reduction.

As a result of the workforce reduction, in the second quarter of 2009, we vacated one of our leased buildings and recorded a restructuring charge of $0.5 million primarily related to the net present value of the net future minimum lease payments at the cease-use date, less the estimated future sublease income. Effective December of 2010, we entered into a sublease agreement for this building. The remaining liability related to this lease was $0.2 million and $0.4 million at December 31, 2010 and 2009, respectively.

Additionally, as a result of the workforce reduction, we temporarily vacated a building in order to optimize our facility usage. As manufacturing demand increases in the future, we plan to resume operations at this facility. As of December 31, 2010, we performed an analysis of the long-lived assets related to the vacant building, with an approximate net book value of $3.5 million. Based on estimated undiscounted future cash inflows, we have determined that there is no current impairment relating to these assets, and will continue to assess these assets for impairment at each future reporting period.

Other Income (Expense)

Investment and interest income was $16,000 in 2010 compared with $49,000 in 2009 and $0.9 million in 2008. Investment and interest income consists primarily of interest earned on our cash and investment balances. The differences between 2010, 2009 and 2008 balances resulted from varying average cash and investment balances and interest rates.

Interest expense and amortization of debt issuance costs for the Goldman Sachs term loan, to the date of repayment, and Novartis note are shown below for 2010, 2009 and 2008 (in thousands):

	Year ended December 31,
	2010	2009	2008
Interest expense
Goldman Sachs term loan	$-	$3,932	$5,095
Novartis note	354	455	1,181
Convertible debt		-	-
Other	31	14	-
Total interest expense	$385	$4,401	$6,276

Amortization of debt issuance costs
Goldman Sachs term loan	$-	$487	$726

Total interest expense	$385	$4,888	$7,002

The decrease in interest expense in 2010 of $4.5 million as compared to 2009 was due to the repayment in full of the Goldman Sachs term loan facility in September of 2009. In addition, interest expense related to the Novartis note decreased by $0.1 million in 2010 due to a decrease in the average interest rate of this note.

The decrease in interest expense of $2.1 million in 2009 compared to 2008 was due to a decrease in interest expense and amortization of debt issuance costs on the Goldman Sachs term loan of $1.4 million. This decrease was due to the repayment in full of the term loan facility in September of 2009, at which point the remaining debt issuance costs of $1.1 million were recognized as part of the loss on debt extinguishment in our consolidated statement of operations for 2009. In addition, interest expense related to the Novartis note decreased by $0.7 million in 2009 due to a decrease in the average principal balance and interest rate of this note.

Interest expense for 2011 is expected to increase compared to 2010 due to the December 2010 execution of a loan agreement with Servier, to be funded in January of 2011.

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

Other income (expense) was ($1.3) million in 2010 compared with $1.8 million in 2009 and ($0.1) million in 2008. The increase in other expense in 2010 as compared to 2009 was primarily due to the loss associated with the $4.5 million paid in the first quarter of 2010 to the holders of warrants issued in June of 2009, upon modification of the terms, partially offset by the change in net gains recognized relating to the revaluation of our warrant liabilities in 2010. This increase in other expense was partially offset by $1.0 million in grants received for four qualifying therapeutic discovery projects under the Patient Protection and Affordable Care Act of 2010. The increase in other income in 2009 as compared to 2008 was primarily related to gains of $1.8 million recognized from the revaluation of our warrants in 2009.

Warrant Liabilities

In February of 2010, we issued warrants to purchase 1,260,000 of XOMA’s common shares in connection with an underwritten offering. We have accounted for the warrants issued in February of 2010 as a liability at fair value as further discussed above in Critical Accounting Estimates: Warrant Liabilities. The fair value of the warrant liability at issuance date was estimated using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) and we recorded a warrant liability of $4.4 million. We revalued the warrant liability at December 31, 2010 and recorded a decrease in the fair value of $0.9 million as a gain in the other income (expense) line of our consolidated statement of operations. The fair value of the warrant liability was $3.5 million at December 31, 2010. As of December 31, 2010 all of these warrants were outstanding.

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

Prior to amendment, we recorded the warrants issued in May of 2009 as a liability at fair value due to the Eliminated Adjustment Provisions and certain other provisions. At December 31, 2009, the fair value of the warrant liabilities was $2.4 million, estimated using the Monte Carlo Simulation Model (“Simulation Model”). This warrant liability increased to $2.9 million on February 1, 2010 immediately prior to the amendment. This $0.5 million increase was recorded as a loss in other income (expense). Subsequent to amendment of the warrant terms, on February 2, 2010, the fair value of the warrant liability using the Black-Scholes Model was $2.6 million. The $0.3 million decrease in the fair value of the warrant liability was recorded as a gain in other income (expense). In the first quarter of 2010, the holders of these warrants exercised all warrants, acquiring 392,157 common shares for an aggregate exercise price of $5,882.

In June of 2009, we issued warrants to certain institutional investors as part of a separate registered direct offering. The warrants represent the right to acquire an aggregate of up to 347,826 common shares over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share. In February of 2010, the holders of these warrants agreed to amend the terms of their warrants to remove the Eliminated Adjustment Provisions and we made a cash payment of $4.5 million to these warrant holders, which was recorded in other income (expense). The exercise price of these warrants remained unchanged at $19.50 per share.  As of December 31, 2010 all of these warrants were outstanding.

Prior to amendment, we recorded the warrants issued in June of 2009 as a liability at fair value due to the Eliminated Adjustment Provisions and certain other provisions. At December 31, 2009, the fair value of the warrant liabilities was $2.4 million, estimated using the Simulation Model. This warrant liability increased to $3.3 million on February 1, 2010 immediately prior to the amendment. This $0.9 million increase was recorded as a loss in other income (expense). We revalued the warrant liability at December 31, 2010 using the Black-Scholes Model and recorded a decrease in the fair value of $2.5 million as a gain in the other income (expense) line of our consolidated statement of operations. The fair value of the warrant liability was $0.8 million at December 31, 2010.

Income Taxes

There was no material income tax expense for the year ended December 31, 2010. We recognized $5.7 million in income tax expense in 2009 compared with an income tax benefit of $0.4 million in 2008. Income tax expense in 2009 is primarily related to $5.8 million of foreign income tax expense recognized in connection with the expansion of our existing collaboration with Takeda signed in February of 2009. We were paid a $29 million expansion fee, of which $5.8 million was withheld for payment to the Japanese taxing authority. We also recognized $0.1 million of income tax benefit for 2009 relating to research and development refundable credits, in addition to the $0.4 million in research and development refundable credits recognized in 2008.

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

We have recorded cumulative gross deferred tax assets of $214.3 million and $189.9 million at December 31, 2010 and 2009, respectively, principally attributable to the timing of the deduction of certain expenses associated with certain research and development expenses, net operating loss and other carry-forwards. We also recorded corresponding valuation allowances of $214.3 million and $189.9 million at December 31, 2010 and 2009, respectively, to offset these deferred tax assets, as management cannot predict with reasonable certainty that the deferred tax assets to which the valuation allowances relate will be realized.

As of December 31, 2010, we had federal net operating loss carry-forwards of approximately $149.4 million to offset future taxable income. We also had federal research and development tax credit carry-forwards of approximately $9.5 million. In 2009, we experienced an “ownership change” under Section 382 of the Internal Revenue Code, which subjects the amount of federal and state tax carry-forwards that can be utilized to an annual limitation, which will substantially limit our future use of these carry-forwards per year. To the extent we do not utilize our carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will expire unused.

We did not have unrecognized tax benefits as of December 31, 2010 and do not expect this to change significantly over the next twelve months. In accordance with ASC 740, we will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2010, we have not accrued interest or penalties related to uncertain tax positions.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2010 were $37.3 million compared with $23.9 million at December 31, 2009. Net cash used in operating activities was $52.5 million in 2010, compared with net cash provided by operating activities of $7.4 million in 2009 and net cash used in operating activities of $33.0 million in 2008.

The $60.0 million change in cash provided by operations in 2009 to cash used in operations in 2010 was primarily due to a decrease in revenue receipts for license and collaborative fees and royalties, and an increase in spending on XOMA 052 related to the Phase 2 clinical program. During 2010, we received one-time cash receipts of $3.7 million related to the sale of our CIMZIA® royalty stream and $4.0 million as final payment under our two antibody discovery collaboration agreements entered into with Arana and Kaketsuken. Comparatively, during 2009, we received one-time cash receipts of $23.2 million related to the expansion of our existing collaboration with Takeda and $22.3 million related to the sale of our LUCENTIS® royalty stream to Genentech. In addition, we received $10.0 million in the second half of 2009 related to our two antibody discovery collaboration agreements entered into with Arana and Kaketsuken.

In addition, receivables and related party and other receivables increased by $13.6 million in 2010 primarily due to the $15.0 million up-front fee in connection with the license and collaboration agreement entered into with Servier in December of 2010. These decreases in cash provided by operations were partially offset by an increase in deferred revenue of $13.1 million, primarily related to the license and collaboration agreement entered into with Servier and an increase in the accounts payable and accrued liabilities balance of $2.7 million due to increased research and development expenses and timing of payments.

We expect net cash used in operating activities to decrease in 2011 as a result of cash flows from our license and collaboration agreement with Servier and a reduction in XOMA 052 phase 2 development costs.

The $40.4 million change in cash used in operations in 2008 to cash provided by operations in 2009 was primarily due to the receipt of $23.2 million in the first quarter of 2009 related to the expansion of our existing collaboration with Takeda, the receipt of $22.3 million in the third quarter of 2009 related to the sale of our LUCENTIS® royalty interest to Genentech and the receipt of $10 million in the second half of 2009 related to two antibody discovery collaboration agreements entered into with Arana and Kaketsuken.

Cash used in operations for 2008 consisted of a net loss of $45.2 million offset by non-cash adjustments of $16.1 million, primarily related to depreciation and share-based compensation. In addition, receivables increased by $4.6 million in 2008 primarily related to work performed on the NIAID 3, Novartis, Merck/Schering-Plough and Takeda contracts, offset by a decrease in work performed on the Merck/Schering-Plough/AVEO contract and accrued liabilities decreased by $3.3 million primarily related to the reversal of the 2008 bonus accrual in the fourth quarter when the Company decided it would not pay 2008 bonuses. These decreases in cash were partially offset by an increase in the accounts payable balance of $3.0 million due to the Company paying vendors on longer terms and an increase in other liabilities of $2.1 million related to the NIAID 2 billing adjustment for which a credit was provided to the NIH to be applied to future work performed on the NIAID 2 contract.

Net cash used in investing activities was $0.3 million in 2010, compared with net cash provided by investing activities of $10.6 million in 2009 and $3.2 million in 2008. Cash used in investing activities in 2010 primarily consisted of purchases of fixed assets of $0.3 million.

Net cash provided by investing activities of $10.6 million in 2009 primarily consisted of a decrease in the restricted cash balance of $9.5 million due to use of the funds for the repayment of our Goldman Sachs term loan in September of 2009. In addition, we received proceeds from maturities of investments of $1.3 million. Net cash provided by investing activities of $3.2 million in 2008 consisted of net sales and maturities of investments of $14.8 million, partially offset by the transfer to restricted cash of $3.5 million relating to our term loan facility with Goldman Sachs and purchases of fixed assets of $8.1 million, primarily relating to lab and production equipment.

Net cash provided by financing activities was $66.3 million for 2010, compared with net cash used in financing activities of $3.6 million in 2009 and net cash provided by financing activities of $16.8 million in 2008. Cash provided by financing activities in 2010 related to proceeds received from the issuance of common shares of $70.8 million, including gross proceeds of $21 million from an underwritten offering in February of 2010, $9.3 million from our 2009 ATM Agreement, $14.2 million from our common share purchase agreement with Azimuth in August of 2010, and $29.7 million from our 2010 ATM Agreement. This cash provided by financing activities was partially offset by $4.5 million paid to the holders of warrants issued in June of 2009 upon modification of the terms.

Net cash used in financing activities in 2009 of $3.6 million related to the repayment in full of the Goldman Sachs term loan, including a principal payment of $8.4 million in the second quarter of 2009, repayment of the remaining outstanding balance of $42.0 million in September of 2009, accrued interest to the date of payment of $2.4 million, and payment of a prepayment premium of $2.5 million. This cash used in financing activities was partially offset by proceeds of $49.3 million received from the issuance of common shares in 2009, including gross proceeds of $26.4 million from an equity line of credit in September of 2009, $22 million from two registered direct offerings in May of 2009 and June of 2009, and $2.8 million from our 2009 ATM Agreement.

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

Equity Line of Credit

In October of 2008, we entered into a common share purchase agreement (the “2008 Purchase Agreement”) with Azimuth, pursuant to which we obtained a committed equity line of credit facility (the “2008 Facility”). From the inception of the 2008 Facility through 2009, we sold a total of 2,815,228 common shares to Azimuth for aggregate gross proceeds of $33.9 million. This included the sale of 2.3 million shares in two transactions in September of 2009. Offering expenses incurred in 2009 related to sales to Azimuth were $0.4 million. At the end of the third quarter of 2009, the 2008 Facility was no longer in effect, and no additional shares can be issued thereunder.

In July of 2010, we entered into a common share purchase agreement (the “2010 Purchase Agreement”) with Azimuth pursuant to which we obtained a committed equity line of credit facility (the “2010 Facility”). In August of 2010, we sold a total of 3,421,407 common shares under the 2010 Facility for aggregate gross proceeds of $14.2 million, representing the maximum number of shares that could be sold under the 2010 Facility.  As a result, the 2010 Facility is no longer in effect, and no additional shares can be issued thereunder.

Underwritten Offering

In February of 2010, we completed an underwritten offering of 2.8 million units, with each unit consisting of one of our common shares and a warrant to purchase 0.45 of a common share, for gross proceeds of approximately $21 million, before deducting underwriting discounts and commissions and estimated offering expenses of $1.7 million.  The warrants, which represent the right to acquire an aggregate of up to 1.26 million common shares, are exercisable beginning six months and one day after issuance and have a five-year term and an exercise price of $10.50 per share. As of December 31, 2010 all of these warrants were outstanding.

Registered Direct Offerings

In May of 2009, we entered into a definitive agreement with an institutional investor to sell 784,313 units, with each unit consisting of one of our common shares and a warrant to purchase 0.50 of a common share, for gross proceeds of approximately $10 million, before deducting placement agent fees and estimated offering expenses of $0.8 million, in a registered direct offering. In the first quarter of 2010, the holders of these warrants exercised all warrants, acquiring 392,157 common shares for an aggregate exercise price of $5,882.

In June of 2009, we entered into a definitive agreement with certain institutional investors to sell 695,652 units, with each unit consisting of one of our common shares and a warrant to purchase 0.50 of a common share, for gross proceeds of approximately $12 million, before deducting placement agent fees and estimated offering expenses of $0.8 million, in a second registered direct offering. In February of 2010, the holders of these warrants agreed to amend the terms of their warrants to remove the Eliminated Adjustment Provisions and we made a cash payment of $4.5 million to these warrant holders, which was recorded in other income (expense). As of December 31, 2010 all of these warrants were outstanding.

ATM Agreements

In the third quarter of 2009, we entered into the 2009 ATM Agreement, under which we could sell up to 1.7 million of our common shares from time to time through Wm Smith, as our agent for the offer and sale of the common shares.  From the inception of the 2009 ATM Agreement through October of 2010, the Company sold a total of 1.7 million common shares through Wm Smith, constituting all of the shares available for sale under the agreement, for aggregate gross proceeds of $12.2 million, including 1.4 million common shares sold in 2010 for aggregate gross proceeds of $9.3 million. Total offering expenses related to these sales were $0.4 million.

In the third quarter of 2010, we entered into the 2010 ATM Agreement, with the Agents, under which we may sell common shares from time to time through the Agents, as our agents for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that can be sold under the Existing Registration Statement. The Agents may sell the common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker.  The Agents may also sell the common shares in privately negotiated transactions, subject to our prior approval.  We will pay the Agents, collectively, a commission equal to 3% of the gross proceeds of the sales price of all common shares sold through them as sales agents under the 2010 ATM Agreement. From the inception of the ATM Agreement through December 31, 2010, we sold a total of 6.7 million common shares under this agreement for aggregate gross proceeds of $29.7 million. Total offering expenses related to these sales were $0.9 million. Subsequent to December 31, 2010 through March 8, 2011, we have sold an additional 796,898 common shares through the Agents pursuant to the 2010 ATM Agreement for aggregate gross proceeds of $4.3 million. Total offering expenses related to these sales were $0.1 million.

Proceeds from the sale of shares under the 2008 Purchase Agreement, the 2010 Purchase Agreement, the 2009 ATM Agreement, the 2010 ATM Agreement, registered direct offerings and other equity offerings are being used to continue development of our XOMA 052 product candidate and for other working capital and general corporate purposes. We also used certain of these proceeds to repay the Goldman Sachs term loan in September of 2009.

*           *           *

We have incurred significant operating losses and negative cash flows from operations since our inception. At December 31, 2010, we had cash and cash equivalents of $37.3 million. During 2011, we expect to continue using our cash and cash equivalents to fund ongoing operations. Additional licensing, antibody discovery and development collaboration agreements, government funding and financing arrangements may positively impact our cash balances. Based on our cash reserves and anticipated spending levels, revenue from collaborations including the XOMA 052 license and collaboration agreement with Servier, funding from the loan agreement with Servier, biodefense contracts and licensing transactions and other sources of funding the we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through the next twelve months. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period.  If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms.

Commitments and Contingencies

Schedule of Contractual Obligations

Payments by period due under contractual obligations at December 31, 2010 are as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases (a)	$13,390	$5,119	$7,533	$738	$-
Debt Obligations(b)
Principal	13,694	-	-	13,694	-
Interest	1,514	336	673	505	-
Total	$28,598	$5,455	$8,206	$14,937	$-

(a)	Operating leases are net of sublease income of $0.4 million.
(b)
See Item 7A: Quantitative and Qualitative Disclosures about Market Risk and Note 7: Long-Term Debt and Other Arrangements to the accompanying consolidated financial statements for further discussion of our debt obligation.

In addition to the above, we have committed to make potential future “milestone” payments to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $97 million (assuming one product per contract meets all milestones) have not been recorded on our consolidated balance sheet. We are also obligated to pay royalties, ranging generally from 1.5% to 14% of the selling price of the licensed component and up to 40% of any sublicense fees to various universities and other research institutions based on future sales or licensing of products that incorporate certain products and technologies developed by those institutions. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on future events, the achievement of which is subject to a significant number of risks and uncertainties.

Although operations are influenced by general economic conditions, we do not believe that inflation had a material impact on financial results for the periods presented. We believe that we are not dependent on materials or other resources that would be significantly impacted by inflation or changing economic conditions in the foreseeable future.

Recent Accounting Pronouncements

Accounting Standards Update No. 2009-13, Revenue Recognition Topic 605: Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”) provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The new guidance of ASU 2009-13 was adopted by us on a prospective basis effective January 1, 2010 and did not have a material effect on our consolidated financial statements. We entered into only one revenue arrangement subject to the multiple deliverable guidance during 2010. This revenue arrangement with Servier was entered into on December 30, 2010 and the effect of the early adoption of ASU 2009-13 was not material for 2010. We have recognized a total of $0.1 million in license revenue under this agreement during 2010. Had we adopted the new guidance as of January 1, 2009, it would not have affected the amount of revenue recognized in 2009.

In March of 2010, Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”) was amended to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, a Company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. We plan to adopt this guidance as of January 1, 2011 on a prospective basis and do not expect the adoption will have a material effect on our consolidated financial statements.

Subsequent Events

Servier – Cash Receipts and Loan Agreement

In January of 2011, we received a non-refundable upfront cash payment of $15 million in connection with the license and collaboration agreement entered into with Servier in December of 2010. In addition, we also received €15 million, or approximately $20 million when converted using the 12/31/10 Exchange Rate, in connection with the loan agreement entered into with Servier in December of 2010.

The loan is secured by an interest in XOMA’s intellectual property rights to all XOMA 052 indications worldwide, excluding certain rights in the U.S. and Japan territories. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period has been set at 3.22%. Interest is payable semi-annually; however, the loan agreement provides for a deferral of interest payments over a period determined by the parties. During the deferral period, accrued interest will be added to the outstanding principal amount for the purpose of interest calculation for the next six month interest period. After a specified period, all unpaid and accrued interest shall be paid to Servier, and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. The loan has a final maturity date in 2016; however, after a specified period prior to final maturity, the loan (i) may be repaid at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (ii) will be repaid by using a significant percentage of any upfront, milestone or royalty payments we receive from any third party collaboration or development partner for rights to XOMA 052 in the U.S. and/or Japan.  In addition, the loan becomes immediately due and payable upon certain customary events of default.

2011 ATM Agreement

On February 4, 2011, we entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”), with McNicoll, Lewis & Vlak LLC (“MLV”), under which we may sell common shares from time to time through MLV, as our agent for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011, once such registration statement has been declared effective by the SEC. MLV may sell the common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. MLV may also sell the common shares in privately negotiated transactions, subject to our prior approval. We will pay MLV a commission equal to 3% of the gross proceeds of the sales price of all common shares sold through them as sales agent under the 2011 ATM Agreement. As of March 8, 2011, we have not sold any common shares under the 2011 ATM Agreement.

Forward-Looking Information and Cautionary Factors That May Affect Future Results

Certain statements contained herein related to the sufficiency of our cash resources, as well as other statements related to the timing of availability of clinical trial results and the timing of initiation of clinical trials, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, the period for which our cash resources are sufficient could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated, if anticipated revenue or cost sharing arrangements do not materialize, or if funds are not otherwise available on acceptable terms; the results of clinical trials may be delayed or may never become available as a result of complications in the collection or interpretation of statistical data, unavailability of resources, actions or inactions by our present or future collaboration partners, insufficient enrollment in such trials or unanticipated safety issues; and plans to initiate new clinical trials may change depending on availability of resources, actions or inactions by our present or future collaboration partners or unanticipated safety issues. These and other risks, including those related the generally unstable nature of current economic conditions; the results of discovery research and preclinical testing; the timing or results of pending and future clinical trials (including the design and progress of clinical trials; safety and efficacy of the products being tested; action, inaction or delay by the FDA, European or other regulators or their advisory bodies; and analysis or interpretation by, or submission to, these entities or others of scientific data); changes in the status of existing collaborative relationships; the ability of collaborators and other partners to meet their obligations; our ability to meet the demand of the United States government agency with which we have entered our government contracts; competition; market demands for products; scale-up and marketing capabilities; availability of additional licensing or collaboration opportunities; international operations; share price volatility; our financing needs and opportunities; uncertainties regarding the status of biotechnology patents; uncertainties as to the costs of protecting intellectual property; and risks associated with our status as a Bermuda company, are described in more detail in Item 1A: Risk Factors.

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

The following table presents the amounts and related weighted average interest rates of our cash and investments at December 31, 2010 and 2009 (in thousands, except interest rate):

	Maturity	Carrying Amount (in thousands)	Fair Value (in thousands)	Weighted Average Interest Rate
December 31, 2010
Cash and cash equivalents	Daily to 90 days	$37,304	$37,304	0.09%

December 31, 2009
Cash and cash equivalents	Daily to 90 days	$23,909	$23,909	0.38%

As of December 31, 2010, we have an outstanding principal balance on our note with Novartis of $13.7 million, which is due in 2015. The interest rate on this note is charged at a rate of USD six-month LIBOR plus 2%, which was 2.46% at December 31, 2010. No further borrowing is available under this facility.

The variable interest rate related to our long-term debt instrument is based on LIBOR. We estimate that a hypothetical 100 basis point change in interest rates could increase or decrease our interest expense by approximately $0.1 million on an annualized basis.

Foreign Currency Risk

We may hold debt or incur expenses denominated in a foreign currency. The amount of debt held or expenses incurred will be impacted by fluctuations in these foreign currencies. When the U.S. dollar weakens against foreign currencies, the U.S. dollar value of the foreign-currency denominated debt and expense increases, and when the U.S. dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated debt and expense decreases. Consequently, changes in exchange rates may affect our results of operations. We currently have not hedged against our foreign currency risks, however, we will assess the need to hedge against future foreign currency risks when appropriate.

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

There were no changes in our internal controls over financial reporting during 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial accounting.
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on the Company’s internal control over financial reporting follows.

Changes in Internal Control over Financial Reporting

Our management, including our Chairman, Chief Executive Officer and President and our Vice President, Finance and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of XOMA Ltd.:

We have audited XOMA Ltd.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). XOMA Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, XOMA Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of XOMA Ltd. as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP
Palo Alto, California
March 10, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Corporate Governance

Certain information regarding our executive officers required by this Item is set forth as a Supplementary Item at the end of Part I of this Form 10-K (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). The Company’s Code of Ethics applies to all employees, officers and directors including the Chairman, Chief Executive Officer and President, and the Vice President, Finance and Chief Financial Officer and Chief Accounting Officer, and is posted on the Company’s website at www.xoma.com. Other information required by this Item will be included in the Company’s proxy statement for the 2011 Annual General Meeting of Shareholders, under the sections labeled “Item 1—Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this Item will be included in the sections labeled “Compensation of Executive Officers”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards as of December 31, 2010”, “Option Exercises and Shares Vested”, “Pension Benefits”, “Non-Qualified Deferred Compensation” and “Compensation of Directors” appearing in our proxy statement for the 2011 Annual General Meeting of Shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this Item will be included in the sections labeled “Share Ownership” and “Equity Compensation Plan Information” appearing in our proxy statement for the 2011 Annual General Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will be included in the section labeled “Transactions with Related Persons” appearing in our proxy statement for the 2011 Annual General Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item will be included in the section labeled “Item 2—Appointment of Independent Registered Public Accounting Firm” appearing in our proxy statement for the 2011 Annual General Meeting of Shareholders, and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of March 2011.

XOMA LTD.

By:	/s/ STEVEN B. ENGLE
Steven B. Engle
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven B. Engle	Chairman of the Board, Chief Executive Officer and President	March 10, 2011
(Steven B. Engle)	(Principal Executive Officer)

/s/ Fred Kurland	Vice President, Finance and Chief Financial Officer	March 10, 2011
(Fred Kurland)	(Principal Financial Officer and Principal Accounting Officer)

/s/ Patrick J. Scannon	Executive Vice President, Chief Scientific Officer	March 10, 2011
(Patrick J. Scannon, M.D., Ph.D.)

/s/ W. Denman Van Ness	Lead Independent Director	March 10, 2011
(W. Denman Van Ness)

/s/ William K. Bowes, Jr.	Director	March 10, 2011
(William K. Bowes, Jr.)

/s/ Peter Barton Hutt	Director	March 10, 2011
(Peter Barton Hutt)

/s/ John Varian	Director	March 10, 2011
(John Varian)

/s/ Timothy P. Walbert	Director	March 10, 2011
(Timothy P. Walbert)

/s/ Jack L. Wyszomierski	Director	March 10, 2011
Jack L. Wyszomierski

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of XOMA Ltd.:

We have audited the accompanying consolidated balance sheets of XOMA Ltd. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of XOMA Ltd.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XOMA Ltd. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, effective January 1, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), XOMA Ltd.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP
Palo Alto, California
March 10, 2011

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$37,304	$23,909
Trade and other receivables, net	20,864	7,231
Prepaid expenses and other current assets	712	1,012
Total current assets	58,880	32,152
Property and equipment, net	14,869	20,270
Other assets	503	402
Total assets	$74,252	$52,824

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,581	$2,942
Accrued liabilities	10,650	8,639
Deferred revenue	17,044	2,114
Warrant liability	4,245	4,760
Other current liabilities	8	223
Total current liabilities	35,528	18,678
Deferred revenue – long-term	1,086	2,894
Interest bearing obligation – long-term	13,694	13,341
Other long-term liabilities	353	385
Total liabilities	50,661	35,298

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preference shares, $0.05 par value, 1,000,000 shares authorized
Series A, 210,000 designated, no shares issued and outstanding at December 31, 2010 and 2009	-	-
Series B, 8,000 designated, 2,959 shares issued and outstanding at December 31, 2010 and 2009 (aggregate liquidation preference of $29,600)	1	1
Common shares, $0.0075 par value, 46,666,666 shares authorized, 28,491,318 and 13,536,146 shares outstanding at December 31, 2010 and 2009, respectively	214	101
Additional paid-in capital	876,686	801,978
Accumulated deficit	(853,310)	(784,554)
Total shareholders’ equity	23,591	17,526
Total liabilities and shareholders’ equity	$74,252	$52,824

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues:
License and collaborative fees	$2,182	$43,822	$16,366
Contract and other revenue	27,174	25,492	30,473
Royalties	4,285	29,116	21,148
Total revenues	33,641	98,430	67,987

Operating expenses:
Research and development	77,413	58,131	82,576
Selling, general and administrative	23,250	23,736	24,145
Restructuring	82	3,603	-
Total operating expenses	100,745	85,470	106,721

(Loss) income from operations	(67,104)	12,960	(38,734)

Other income (expense):
Investment and interest income	16	49	859
Interest expense	(385)	(4,888)	(7,002)
Loss on debt extinguishment	-	(3,645)	(652)
Other (expense) income	(1,256)	1,801	(99)
Net (loss) income before taxes	(68,729)	6,277	(45,628)

Income tax (expense) benefit	(27)	(5,727)	383

Net (loss) income	$(68,756)	$550	$(45,245)

Basic and diluted net (loss) income per common share	$(3.69)	$0.05	$(5.11)

Shares used in computing basic net (loss) income per common share	18,613	10,993	8,862
Shares used in computing diluted net (loss) income per common share	18,613	11,313	8,862

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(NET CAPITAL DEFICIENCY)
 (in thousands)

	Preferred Shares		Common Shares		Paid-In	Accumulated Comprehensive Income	Accumulated	Total Shareholders’ Equity (Net Capital
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Deficiency)
Balance, December 31, 2007	3	$1	8,797	$66	$740,119	$(9)	$(739,859)	$318
Exercise of share options, contributions to 401(k) and incentive plans	─	─	38	─	1,389	─	─	1,389
Share-based compensation expense under SFAS 123R	─	─	─	─	4,934	─	─	4,934
Sale of shares of common stock	─	─	529	4	7,192	─	─	7,196
Comprehensive income (loss):
Net change in unrealized loss on investments	─	─	─	─	─	7	─	7
Net loss	─	─	─	─	─	─	(45,245)	(45,245)
Comprehensive loss	─	─	─	─	─	─	─	(45,238)
Balance, December 31, 2008	3	1	9,364	70	753,634	(2)	(785,104)	(31,401)
Exercise of share options, contributions to 401(k) and incentive plans	─	─	135	1	1,358	─	─	1,359
Share-based compensation expense under SFAS 123R	─	─	─	─	4,395	─	─	4,395
Sale of shares of common stock	─	─	4,036	30	42,591	─	─	42,621
Comprehensive income:
Net change in unrealized loss on investments	─	─	─	─	─	2	─	2
Net income	─	─	─	─	─	─	550	550
Comprehensive income	─	─	─	─	─	─	─	552
Balance, December 31, 2009	3	1	13,536	101	801,978	-	(784,554)	17,526
Exercise of share options, contributions to 401(k) and incentive plans	─	─	94	1	945	─	─	946
Share-based compensation expense under SFAS 123R	─	─	─	─	4,913	─	─	4,913
Sale of shares of common stock	─	─	14,469	109	66,232	─	─	66,341
Exercise of warrants	─	─	392	3	2,618	─	─	2,621
Comprehensive loss:
Net loss	─	─	─	─	─	─	(68,756)	(68,756)
Comprehensive loss	─	─	─	─	─	─	─	(68,756)
Balance, December 31, 2010	3	$1	28,491	$214	$876,686	$ ─	$(853,310)	$23,591

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(68,756)	$550	$(45,245)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,721	6,831	6,721
Common shares contribution to 401(k) and management incentive plans	905	1,198	1,008
Share-based compensation expense	4,913	4,395	4,934
Accrued interest on convertible notes and interest bearing obligations	353	(1,116)	1,921
Revaluation of warrant liability	(2,283)	(1,781)	-
Amortization of discount, premium and debt issuance costs of debt and convertible debt	-	487	726
Warrant modification expense	4,500	-	-
Loss (gain) on disposal/retirement of property and equipment	9	(15)	99
Loss on debt extinguishment	-	3,645	652
Other non-cash adjustments	10	27	-
Changes in assets and liabilities:
Receivables	(13,633)	9,455	(4,551)
Prepaid expenses and other assets	199	284	(183)
Accounts payable and accrued liabilities	2,650	(2,844)	(290)
Deferred revenue	13,122	(12,205)	(851)
Other liabilities	(247)	(1,476)	2,084
Net cash (used in) provided by operating activities	(52,537)	7,435	(32,975)

Cash flows from investing activities:
Proceeds from sales of investments	-	-	9,875
Proceeds from maturities of investments	-	1,300	8,099
Purchase of investments	-	-	(3,199)
Transfer of restricted cash	-	9,545	(3,526)
Purchase of property and equipment	(339)	(270)	(8,060)
Net cash (used in) provided by investing activities	(339)	10,575	3,189

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	-	55,000
Principal payments of debt	-	(50,394)	(45,779)
Payment of prepayment premium on repayment of short-term debt	-	(2,543)	-
Proceeds from issuance of common shares	70,771	49,323	7,578
Payment for modification of warrants	(4,500)	-	-
Net cash provided by (used in) financing activities	66,271	(3,614)	16,799

Net increase (decrease) in cash and cash equivalents	13,395	14,396	(12,987)
Cash and cash equivalents at the beginning of the period	23,909	9,513	22,500
Cash and cash equivalents at the end of the period	$37,304	$23,909	$9,513

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$-	$5,510	$4,354
Income taxes	16	5,800	-
Non-cash investing and financing activities:
Issuance and Extinguishment of warrant liabilities	$1,767	$6,541	$-
Interest added to principal balance on Novartis note	353	462	1,183
Debt reduction on Novartis note	-	-	7,500

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1.	Description of Business

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

Use of Estimates and Reclassifications

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, research and development expense, long-lived assets, warrant liabilities and share-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates, such as the Company’s billing under government contracts. Under the Company’s contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), the Company bills using NIH provisional rates and thus are subject to future audits at the discretion of NIAID’s contracting office. These audits can result in an adjustment to revenue previously reported.

Recent Accounting Pronouncements

Accounting Standards Update No. 2009-13, Revenue Recognition Topic 605: Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”) provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The new guidance of ASU 2009-13 was adopted by the Company on a prospective basis effective January 1, 2010 and did not have a material effect on the Company’s consolidated financial statements. The Company entered into only one revenue arrangement subject to the multiple deliverable guidance during 2010. This revenue arrangement with Servier was entered into on December 30, 2010 and the effect of the early adoption of ASU 2009-13 was not material for 2010. The Company recognized a total of $0.1 million in license revenue under this agreement during 2010. Had the Company adopted the new guidance as of January 1, 2009, it would not have affected the amount of revenue recognized in 2009.

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

Revenue Recognition

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. The determination of criteria (2) is based on management’s judgments regarding whether a continuing performance obligation exists. The determination of criteria (3) and (4) are based on management’s judgments regarding the nature of the fee charged for products or services delivered and the collectability of those fees. Allowances are established for estimated uncollectible amounts, if any.

XOMA Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Milestone payments under collaborative and other arrangements are recognized as revenue upon completion of the milestone event, once confirmation is received from the third party and collectability is reasonably assured. This represents the culmination of the earnings process when the Company has no future performance obligations related to the payment. Milestone payments that are not substantive or that require a continuing performance obligation on the part of the Company are recognized over the expected period of the continuing performance obligation. Amounts received in advance are recorded as deferred revenue until the related milestone is completed.

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

Up-front fees are recognized in the same manner as the final deliverable, which is generally ratably over the period of the continuing performance obligation. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the arrangement.

Royalty Revenue

Royalty revenue and royalty receivables are generally recorded in the periods these royalties are earned, in advance of collection. The royalty revenue and receivables in these instances is based upon communication with collaborative partners or licensees, historical information and forecasted sales trends.

Research and Development Expenses

The Company expenses research and development costs as incurred. Research and development expenses consist of direct costs such as salaries and related personnel costs and material and supply costs, and research-related allocated overhead costs, such as facilities costs. In addition, research and development expenses include costs related to clinical trials. Expenses resulting from clinical trials are recorded when incurred based in part on estimates as to the status of the various trials. From time to time, research and development expenses may include up-front fees and milestones paid to collaborative partners for the purchase of rights to in-process research and development. Such amounts are expensed as incurred. Total research and development expenses related to the Company’s collaborative agreements were approximately $19.3 million, $15.9 million and $24.1 million in 2010, 2009 and 2008, respectively.

Share-Based Compensation

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

XOMA Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Warrant Liabilities

The Company has issued warrants to purchase its common shares in connection with financing activities. The Company accounts for the warrants as a liability at fair value. The fair value of the warrant liability is estimated using the Black-Scholes Model. The Black-Scholes Model requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. For the estimate of the expected term, the Company uses the full remaining contractual term of the warrant. The Company bases its estimate of expected volatility on its historical volatility.  These assumptions are reviewed each reporting period and changes in the estimated fair value of the outstanding warrants are recognized in other income (expense).

In February of 2010, the holders of the May 2009 and June 2009 warrants agreed to amend the terms of their warrants to remove the provisions that would have required a reduction of the warrant exercise price and an increase in the number of shares issuable on exercise of the warrants each time the Company sold common shares at a price less than the exercise price of such warrants (the “Eliminated Adjustment Provisions”). Prior to the amendments, the Company recorded the warrants issued in May and June of 2009 as a liability at fair value due to the Eliminated Adjustment Provisions and certain other provisions, which was estimated using the Monte Carlo Simulation Model (“Simulation Model”).

Income Taxes

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

XOMA Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is anti-dilutive. The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share (in thousands):

	December 31,
	2010	2009	2008
Options for common shares	2,180	1,156	1,320
Convertible preference shares	254	-	254
Warrants for common shares	1,535	740	-
Total	3,969	1,896	1,574

For the year ended December 31, 2009, the following is a reconciliation of the numerators and denominators of the basic and diluted net income per share (in thousands):

Year ended December 31,
2009
Numerator
Net income used for basic and diluted net income per share	$550

Denominator
Weighted average shares outstanding used for basic net income per share	10,993
Effect of dilutive share options	66
Effect of convertible preference shares	254
Weighted average shares outstanding and dilutive securities used for diluted net income per share	11,313

For the years ended December 31, 2010 and 2008, all outstanding common stock equivalents were considered anti-dilutive and therefore the calculations of basic and diluted net loss per share are the same.

3.	Consolidated Financial Statement Detail

Cash and Cash Equivalents

At December 31, 2010 and 2009, cash and cash equivalents consisted of overnight deposits and money market funds and repurchase agreements with maturities of less than 90 days at the date of purchase. Cash and cash equivalent balances were recorded at fair value as follows as of December 31, 2010 and 2009 (in thousands):

XOMA Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2010
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash	$29,536	$-	$-	$29,536
Cash equivalents	7,768	-	-	7,768
Total cash and cash equivalents	$37,304	$-	$-	$37,304

	December 31, 2009
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash	$3,065	$-	$-	$3,065
Cash equivalents	20,844	-	-	20,844
Total cash and cash equivalents	$23,909	$-	$-	$23,909

Receivables

Receivables consisted of the following at December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
Trade receivables, net	$20,309	$6,391
Other receivables	555	840
Total	$20,864	$7,231

Property and Equipment

Property and equipment consisted of the following at December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
Furniture and equipment	$31,700	$31,429
Buildings, leasehold and building improvements	21,463	21,463
Construction-in-progress	203	196
Land	310	310
	53,676	53,398
Less: Accumulated depreciation and amortization	(38,807)	(33,128)
Property and equipment, net	$14,869	$20,270

Depreciation and amortization expense was $5.7 million, $6.8 million and $6.7 million for the years ended December 31, 2009, 2009 and 2008, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2010 and 2009 (in thousands):

XOMA Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
	2010	2009
Accrued management incentive compensation	$4,982	$3,681
Accrued payroll and other benefits	2,752	2,691
Accrued professional fees	1,020	767
Accrued clinical trial costs	1,020	609
Accrued restructuring costs	80	155
Other	796	736
Total	$10,650	$8,639

Deferred Revenue

In 2010, the Company deferred $15.9 million of revenue from five contracts including Servier, NIH, Takeda Pharmaceutical Company Limited (“Takeda”), Schering-Plough Research Institute, a division of Schering Corporation, now a subsidiary of Merck & Co., Inc. (referred to herein as “Merck/Schering-Plough”) and AVEO Pharmaceuticals, Inc. (“AVEO”) and recognized $2.8 million in revenue from the five contracts. In 2009, the Company deferred $16.2 million of revenue from five contracts including Takeda, Merck/Schering-Plough, and Novartis and recognized $28.4 million of revenue from the five contracts.

The following table shows the activity in deferred revenue for the years ended December 31, 2010 and 2009 (in thousands):

	Year ended December 31,
	2010	2009
Beginning deferred revenue	$5,008	$17,213
Revenue deferred	15,949	16,220
Revenue recognized	(2,827)	(28,425)
Ending deferred revenue	$18,130	$5,008

4.	Licensing, Collaborative and Other Arrangements

Licensing Agreements

XOMA has granted more than 50 licenses to biotechnology and pharmaceutical companies to use the Company’s patented and proprietary technologies relating to bacterial expression of recombinant pharmaceutical products. In exchange, the Company receives license and other fees as well as access to certain of these companies’ antibody display libraries, intellectual property and/or services that complement the Company’s existing development capabilities and support the Company’s own antibody product development pipeline.

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

From 2008 through 2010 the Company received milestone payments relating to five undisclosed product candidates, including a payment of $0.5 million for the initiation of a Phase 3 clinical trial. The Company may also be eligible for additional milestone payments aggregating up to $6.4 million relating to these five product candidates and low single-digit royalties on future sales of all products subject to this license. In addition, the Company may receive potential milestone payments aggregating up to $1.7 million for each additional qualifying product candidate. The Company’s right to milestone payments expires on the later of the expiration of the last-to-expire licensed patent or the tenth anniversary of the effective date. The Company’s right to royalties expires upon the expiration of the last-to-expire licensed patent..  The Company will recognize revenue on milestones when they are achieved and on royalties when the underlying sales occur.

XOMA Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Collaborative and Other Agreements

Servier

In December of 2010, the Company entered into a license and collaboration agreement with Les Laboratoires Servier (“Servier”), to jointly develop and commercialize XOMA 052 in multiple indications, which provides for a non-refundable upfront payment of $15 million that was received by the Company in January of 2011. XOMA 052 is designed to inhibit the pro-inflammatory cytokine IL-1 beta that is believed to be a primary trigger of pathologic inflammation in multiple diseases. Under the terms of the agreement, Servier has worldwide rights to diabetes and cardiovascular disease indications and rights outside the U.S. and Japan to Behcet’s uveitis and other inflammatory and oncology indications. XOMA retains development and commercialization rights for Behcet's uveitis and other inflammatory and oncology indications in the U.S. and Japan, and has an option to reacquire rights to diabetes and cardiovascular disease indications from Servier in these territories (the “Cardiometabolic Indications Option”). Should the Company exercise its Cardiometabolic Indications Option, it will be required to pay Servier an option fee and partially reimburse their incurred development expenses.

The collaboration agreement provides for multiple deliverables which were grouped as follows for accounting purposes:  (i) certain intellectual property rights for XOMA 052, as well as product know-how and an initial clinical inventory supply, (ii) development activities, and (iii) manufacturing services, wherein the Company believes have separate stand alone value. Further, the Company believes that each of its license agreements are unique to the targets being developed and companies involved, therefore, neither Vendor Specific Objective Evidence nor Third Party Evidence exist for determining the selling price of the deliverables. The Company determined that the contractually stated amounts are considered to be representative of the estimated selling price, as these values were determined through extensive arms length negotiations with the counterparty and further supported by other term sheets offered to the Company. The first group of deliverables includes certain intellectual property rights for XOMA 052, as well as product know-how and an initial clinical inventory supply.  This group of deliverables is considered to have stand-alone value due to the customer’s ability to use the delivered group of items for the intended purpose without the receipt of the development activities.  In addition, the manufacturing services are considered to be a contingent deliverable and will be accounted for as a deliverable under a separate arrangement.  The $15 million upfront payment will be recognized over the estimated eight month period that the initial group of deliverables will be provided to the Servier. The Company recognized $0.1 million of the upfront payment in 2010. The remaining deliverables shall be recognized using the proportional performance method when those services are rendered, with each deliverable as a separate unit of accounting.

Under this agreement, Servier will fully fund activities to advance the global clinical development and future commercialization of XOMA 052 in diabetes and cardiovascular related diseases. Also, Servier will fund $50 million of future XOMA 052 global clinical development and chemistry and manufacturing controls (“CMC”) expenses and 50% of further expenses for the Behcet’s uveitis indication. XOMA will also be responsible for manufacturing XOMA 052 throughout clinical development and launch.

In addition, under the agreement, the Company is eligible to receive a combination of Euro and USD-denominated, development and sales milestones for multiple indications aggregating to a potential maximum of approximately $470 million converted using the December 31, 2010 Euro to US Dollar (“USD”) exchange rate (the “12/31/10 Exchange Rate”) if XOMA reacquires diabetes and cardiovascular rights in the U.S. and Japan. If XOMA does not reacquire these rights, then the milestone payments aggregate to a potential maximum of approximately $770 million converted using the 12/31/10 Exchange Rate. Milestone payments for which XOMA will be eligible under the agreement include $20 million upon initiation of the first Phase 3 clinical trial for XOMA 052 by Servier in its licensed territory in Type 2 diabetes. Servier’s obligation to pay development and commercialization milestones will continue for so long as Servier is developing or selling products under the agreement.

The Company is also eligible to receive royalties on XOMA 052 sales, which are tiered based on sales levels and range from a mid-single digit to up to a mid-teens percentage rate. The Company’s right to royalties with respect to a particular product and country will continue for so long as such product is sold in such country.

The collaboration will be carried out and managed by committees mutually established by the parties.  In general, in the event of any disputes, each party will have decision-making authority over matters relating to its areas of responsibility and territory, but neither party will have unilateral decision-making rights if the decision would have a material adverse impact on the other party’s rights in its territory. The agreement contains customary termination rights relating to matters such as material breach by either party, safety issues and patents.  Servier also has a unilateral right to terminate the agreement on a country-by-country basis or in its entirety on 6 months’ notice.

XOMA Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In December of 2010, the Company also entered into a loan agreement with Servier, which provides for an advance of up to €15 million, or approximately $20 million when converted using the 12/31/10 Exchange Rate. This loan was fully funded in January of 2011. See Note 14: Subsequent Events for additional disclosure of the financing arrangement between the Company and Servier.

NIAID

In September of 2008, the Company announced that it had been awarded a $65 million multiple-year contract funded with federal funds from NIAID, a part of the NIH (Contract No. HHSN272200800028C), to continue development of anti-botulinum antibody product candidates. The contract work is being performed on a cost plus fixed fee basis over a three-year period. The Company is recognizing revenue under the arrangement as the services are performed on a proportional performance basis. In 2010, XOMA performed a comparison of 2009 calculated costs incurred and costs billed to the government under provisional rates. The results of the analysis indicate that the Company incurred $0.9 million of potential billable costs for work performed. This revenue has been deferred and will be recognized upon completion of an NIH audit of XOMA’s 2009 and 2008 actual data. The audit, which was initiated in 2010, will focus on the accuracy of the information the Company used in calculating its 2008 and 2009 incurred costs submissions to allow the NIH auditors a basis to develop their proposed rates. Final rates will be settled through negotiations with the Company. In 2010, the Company recognized revenue of $21.2 million under this contract, compared with $5.1 million in 2009.

In July of 2006, the Company was awarded a $16.3 million contract to produce monoclonal antibodies for the treatment of botulism to protect United States citizens against the harmful effects of botulinum neurotoxins used in bioterrorism. The contract work is being performed on a cost plus fixed fee basis. The original contract was for a three-year period, however the contract was extended into 2010. The Company is recognizing revenue as the services are performed on a proportional performance basis. This work was complete in the third quarter of 2010. In 2010, XOMA performed a comparison of 2009 calculated costs incurred and costs billed to the government under provisional rates. The results of the analysis indicate that the Company incurred $0.3 million of potential billable costs for work performed. This revenue has been deferred and will be recognized upon completion of an NIH audit of XOMA’s 2009 and 2008 actual data. The audit, which was initiated in 2010, will focus on the accuracy of the information the Company used in calculating its 2008 and 2009 incurred costs submissions to allow the NIH auditors a basis to develop their proposed rates. Final rates will be settled through negotiations with the Company.  In 2010, the Company recognized revenue of $0.2 million under this contract, compared with $1.6 million in 2009 and $1.3 million in 2008.

SRI International

In the third quarter of 2009, the Company began work on two biodefense subcontract awards from SRI International, including a $2.1 million award to develop novel antibody drugs against the virus that causes SARS and a $2.2 million award to develop a novel antibody, known as F10, that has been shown to neutralize group 1 influenza A viruses, including the H1N1 and H5N1 strains. The subcontract awards are funded through NIAID. The Company will recognize revenue under these arrangements as the related research and development costs are incurred. In 2010, the Company recognized revenue of $1.6 million related to these subcontracts, compared with $0.3 million in 2009.

Takeda

In November of 2006, the Company entered into a fully funded collaboration agreement with Takeda for therapeutic monoclonal antibody discovery and development. Under the agreement, Takeda will make up-front, annual maintenance and milestone payments to the Company, fund its research and development and manufacturing activities for preclinical and early clinical studies and pay royalties on sales of products resulting from the collaboration. Takeda will be responsible for clinical trials and commercialization of drugs after an Investigational New Drug Application (“IND”) submission and is granted the right to manufacture once the product enters into Phase 2 clinical trials. During the collaboration, the Company will discover therapeutic antibodies against targets selected by Takeda. The Company will recognize revenue on the up-front and annual payments on a straight-line basis over the expected term of each target antibody discovery, on the research and development and manufacturing services as they are performed on a time and materials basis, on the milestones when they are achieved and on the royalties when the underlying sales occur. In the first quarter of 2010, the Company received a $1.0 million payment from Takeda for achieving a pre-established, preclinical milestone under one of the discovery and development programs with Takeda. The Company recognized this milestone payment in revenue in the first quarter of 2010. Separately, another discovery and development program with Takeda under this collaboration was discontinued following the analysis of research data. The termination resulted in the recognition of the remaining unamortized balance in deferred revenue of $1.1 million in the first quarter of 2010, as no continuing performance obligation exists. In 2010, the Company recognized revenue of $3.6 million under this agreement, compared with $7.5 million in 2009 and $4.4 million in 2008.

XOMA Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In February of 2009, the Company expanded its existing collaboration agreement with Takeda to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems. The Company may receive milestones of up to $3.25 million per discovery product candidate and low single-digit royalties on future sales of all antibody products subject to this license. The Company’s right to milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation of all research and development activities with respect to all program antibodies, collaboration targets and/or collaboration products. The Company’s right to royalties expires on the later of 10 years from the first commercial sale of such royalty-bearing discovery product, or the expiration of the last-to-expire licensed patent.

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

Under the original product development collaboration, the Company received initial payments of $10 million in 2004, which were being recognized ratably over five years, the expected term of the agreement, as license and collaborative fees. In February of 2007, the Company announced the parties' mutual exclusivity obligation to conduct antibody discovery, development and commercialization work in oncology had ended. The expiration of this mutual obligation had no impact on the existing collaboration projects which had reached the development stage and the parties continued to collaborate on a non-exclusive basis. The remaining unamortized balance of $4.3 million of the initial collaboration fee of $10 million was recognized in 2007 due to the change in estimate from five years to three years. The Company recognized development expenses relating to the collaboration with Novartis of $4.5 million in 2008.

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

Arana

In September of 2009, the Company entered into an antibody discovery collaboration with Arana Therapeutics Limited, a wholly-owned subsidiary of Cephalon, Inc. (“Arana”), involving multiple proprietary XOMA antibody research and development technologies, including a new antibody phage display library and a suite of integrated information and data management systems. Arana agreed to pay the Company a fee of $6.0 million, of which $4.0 million was received in the third quarter of 2009 and the remaining $2.0 million was received in the third quarter of 2010. The Company may be entitled to future milestone payments, aggregating up to $3 million per product, and low single-digit royalties on product sales. The Company’s right to milestone payments expires on the later of the receipt of payment from Arana of the last amount to be paid under the agreement, the cessation by Arana of the use of all research and development technologies or  the cessation by Arana of the exercise of the patent rights granted to them. The Company’s right to royalties expires five years from the first commercial sale of each royalty-bearing product.

Kaketsuken

XOMA Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In October of 2009, the Company entered into an antibody discovery collaboration with The Chemo-Sero-Therapeutic Research Institute, a Japanese research foundation known as Kaketsuken, involving multiple proprietary XOMA antibody research and development technologies, including a new antibody phage display library and a suite of integrated information and data management systems. Kaketsuken agreed to pay the Company a fee of $8.0 million, of which $6.0 million was received in the fourth quarter of 2009 and the remaining $2.0 million was received in the fourth quarter of 2010. The Company may be entitled to future milestone payments, aggregating up to $0.2 million per product, and low single-digit royalties on product sales. The Company’s right to milestone payments expires upon the receipt of payment from Kaketsuken of the last amount to be paid pursuant to the agreement. The Company’s right to royalties expires 15 years from the first commercial sale of each royalty-bearing discovery product.

Merck/Schering-Plough/AVEO Pharmaceuticals, Inc. (“AVEO”)

In April of 2006, the Company entered into an agreement with AVEO to utilize XOMA’s HE™ technology to humanize AV-299 under which AVEO paid the Company an up-front license fee and development milestones. Under this agreement the Company created four HE™ versions of the original AV-299, all of which met design goals and from which AVEO selected one as its lead development candidate.

In September of 2006, as a result of the successful humanization of AV-299, the Company entered into a second agreement with AVEO to manufacture and supply AV-299 in support of early clinical trials. Under the agreement, the Company created AV-299 production cell lines, conducted process and assay development and performed Good Manufacturing Practices (“cGMP”) manufacturing activities. AVEO retains all development and commercialization rights to AV-299 and may be required to pay XOMA annual maintenance fees, additional development milestone payments aggregating up to $6.3 million and low single-digit royalties on product sales in the future. The Company’s right to milestone payments expires upon full satisfaction of all financial obligations of AVEO pursuant to the agreement. The Company’s right to royalties expires on the later of 15 years from the first commercial sale of each royalty-bearing product or the expiration of the last-to-expire licensed patent. In the third quarter of 2010, the Company received a $0.8 million milestone payment related to AVEO’s initiation of a Phase 2 clinical trial to evaluate AV-299 for the treatment of non-small cell lung cancer. The Company recognized this milestone payment as revenue in the third quarter of 2010.

In April of 2007, Merck/Schering-Plough entered into a research, development and license agreement with AVEO concerning AV-299 and other anti-HGF molecules, under which AVEO assigned its entire right, title and interest in, to and under its manufacturing agreement with XOMA to Merck/Schering-Plough. In the third quarter of 2010, AVEO regained its worldwide rights from Merck/Schering-Plough to develop and commercialize AV-299 and other anti-HGF molecules. In 2010, the Company recognized revenue of $0.9 million under this agreement, compared with $0.7 million in 2009 and $3.2 million in 2008.

Merck/Schering-Plough

In May of 2006, the Company entered into a fully funded collaboration agreement with the Merck/Schering-Plough for therapeutic monoclonal antibody discovery and development. Under the agreement, Merck/Schering-Plough will make up-front, annual maintenance and milestone payments to the Company, fund the Company’s research and development activities related to the agreement and pay the Company royalties on sales of products resulting from the collaboration. During the collaboration, the Company will discover therapeutic antibodies against targets selected by Merck/Schering-Plough, use the Company’s proprietary Human Engineering™ (“HE™”) technology to humanize antibody candidates generated by hybridoma techniques, perform preclinical studies to support regulatory filings, develop cell lines and production processes and produce antibodies for initial clinical trials. The Company will recognize revenue on the up-front and annual payments on a straight-line basis over the expected term of each target antibody discovery, on the research and development activities as they are performed on a time and materials basis, on the milestones when they are achieved and on the royalties when the underlying sales occur. In 2010, the Company recognized revenue of $0.5 million under this agreement, compared with $7.6 million in 2009 and $10.8 million in 2008. In January of 2011, the Company successfully completed the services to Merck/Schering-Plough and the collaboration agreement in now complete.

UCB

In December of 1998, the Company licensed its bacterial cell expression technology to Celltech Therapeutics Ltd., now UCB Celltech, a branch of UCB, which utilizes this technology in the production of CIMZIA® for the treatment of moderate-to-severe Crohn’s disease and moderate-to-severe rheumatoid arthritis. The license provides for a low single-digit royalty on sales of CIMZIA® in those countries where the bacterial cell expression technology is patented, which includes the U.S. and Canada. In August of 2010, the Company sold its royalty interest in CIMZIA® to an undisclosed buyer for gross proceeds of $4.0 million. In connection with this transaction, XOMA CDRA LLC, a wholly owned bankruptcy-remote entity, was established to hold the rights, title, and interests under the license agreement with UCB. As a bankruptcy-remote entity, XOMA CDRA LLC has a corporate existence, assets, properties, and creditors separate from the Company’s.  Accordingly, in calculating the value of its own assets, the Company has not ascribed any value to the assets owned by XOMA CDRA LLC, and the assets of XOMA CDRA LLC will not be available to pay any creditors of the Company. During 2010, including the sale of its royalty interest in CIMZIA®, the Company recognized $4.2 million in revenue compared with $0.5 million in 2009 and $0.1 million in 2008. The Company will no longer receive royalties on sales of CIMZIA®.

XOMA Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Genentech, Inc., a wholly-owned member of the Roche Group (referred to herein as “Genentech”)

In April of 1996, the Company entered into a collaboration agreement with Genentech for the development of RAPTIVA®. In March of 2003, it entered into amended agreements which called for the Company to share in the development costs and to receive a 25% share of future U.S. operating profits and losses and a royalty on sales outside the United States. The amended agreements also called for Genentech to finance the Company’s share of development costs up until first FDA marketing approval via a convertible subordinated loan, and its share of pre-launch marketing and sales costs via an additional commercial loan facility. Under the loan agreement, upon FDA approval of the product, which occurred in October of 2003, the Company elected to pay $29.6 million of the development loan in convertible preference shares, which are convertible into approximately 0.3 million common shares at a price of $116.25 per common share. The commercial loan was repaid in cash in two installments in 2004.

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

The Company recognized royalty revenue related to its agreements with Genentech of $28.6 million in 2009, compared with $21.0 million in 2008.

5.	Restructuring Charges

On January 15, 2009, the Company announced a workforce reduction of approximately 42%. As part of this workforce reduction, the Company recorded a charge of $3.1 million related to severance, other termination benefits and outplacement services, which were fully paid in 2009. The Company does not expect to incur any additional employee-related restructuring charges in connection with this workforce reduction.
.
As a result of the workforce reduction, in the second quarter of 2009, the Company vacated one of its leased buildings and recorded a restructuring charge of $0.5 million primarily related to the net present value of the net future minimum lease payments at the cease-use date, less the estimated future sublease income. Effective December of 2010, the Company entered into a sublease agreement for this building. The remaining liability related to this lease was $0.2 million and $0.4 million at December 31, 2010 and 2009, respectively.

The following table summarizes the restructuring charges and utilization for the years ended December 31, 2010 and 2009 (in thousands):

XOMA Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Balance as of December 31, 2009	Charges	Cash Payments	Adjustments	Balance as of December 31, 2010
Facilities consolidation	$374	$39	$(202)	$32	$243
Total	$374	$39	$(202)	$32	$243

	Balance as of December 31, 2008	Charges	Cash Payments	Adjustments	Balance as of December 31, 2009
Employee severance and benefits	$-	$3,289	$(3,098)	$(191)	$-
Facilities consolidation	-	491	(124)	7	374
Total	$-	$3,780	$(3,222)	$(184)	$374

Additionally, as a result of the workforce reduction, the Company temporarily vacated a building in order to optimize its facility usage. As manufacturing demand increases in the future, the Company plans to resume operations at this facility. As of December 31, 2010, the Company performed an analysis of the long-lived assets related to the vacant building, with an approximate net book value of $3.5 million. Based on estimated undiscounted future cash inflows, the Company has determined that there is no current impairment relating to these assets, and will continue to assess these assets for impairment at each future reporting period.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for similar assets or liabilities.

Level 3 – Unobservable inputs.

The following tables set forth the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009.

Financial assets and liabilities carried at fair value as of December 31, 2010 and 2009 are classified as follows (in thousands):

XOMA Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Repurchase agreements	$1,428	$1,428	$-	$-
Money market funds	6,340	6,340	-	-
Warrant liabilities	(4,245)	-	-	(4,245)
Total	$3,523	$7,768	$-	$(4,245)

	Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Repurchase agreements	$6,504	$6,504	$-	$-
Money market funds	14,340	14,340	-	-
Warrant liabilities	(4,760)	-	-	(4,760)
Total	$16,084	$20,844	$-	$(4,760)

Due to the unique structure of the secured note agreement with Novartis and since there is no liquid market for this note, there is no practical method to estimate fair value of our long-term debt with Novartis. See Note 7: Long-Term Debt and Other Arrangements for additional disclosure of the financing arrangement between the Company and Novartis.

As discussed in Note 2: Basis of Presentation and Significant Accounting Policies – Significant Accounting Policies, the fair value of the warrant liabilities was determined at December 31, 2010 using the Black-Scholes Model and at December 31, 2009 using the Simulation Model, both of which require inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop.

The fair value of the warrant liabilities was estimated using the following range of assumptions at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Expected volatility	93.5 - 94.9%	77.0 - 77.7%
Risk-free interest rate	2.0%	2.4 - 2.7%
Expected term	3.9 - 4.1 years	4.4 - 5.0 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the year ended December 31, 2010 (in thousands):

XOMA Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Warrant Liabilities
Balance at December 31, 2008	$-
Initial fair value of warrants	6,541
Change in fair value of warrant liabilities included in other income (expense)	(1,781)
Balance at December 31, 2009	4,760
Initial fair value of warrants	4,382
Reclassification of warrant liability to equity upon exercise of warrants	(2,615)
Change in fair value of warrant liabilities included in other income (expense)	(2,282)
Balance at December 31, 2010	$4,245

7.	Long-Term Debt and Other Arrangements

As of December 31, 2010 and 2009, the Company had long-term debt of $13.7 million and $13.3 million respectively, all of which was under its note with Novartis.

Novartis Note

In May of 2005, the Company executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June of 2015. Under the note agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.46% at December 31, 2010, and is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50 million. The Company has made this election for all interest payments thus far. Loans under the note agreement are secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder.

At December 31, 2010 and 2009, the outstanding principal balance under this note agreement was $13.7 million and $13.3 million. Pursuant to the terms of the arrangement as restructured in November of 2008, the Company will not make any additional borrowings under the Novartis note. Accrued interest of $0.4 million, $0.5 million and $1.2 million was added to the principal balance of the loan for the years ended December 31, 2010, 2009 and 2008, respectively.

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

XOMA Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest Expense

Interest expense and amortization of debt issuance costs, excluding losses on debt extinguishment, recorded as other expense in the consolidated statement of operations for the year ended December 31, 2010, 2009 and 2008 are shown below (in thousands):

	Year ended December 31,
	2010	2009	2008
Interest expense
Goldman Sachs term loan	$-	$3,932	$5,095
Novartis note	354	455	1,181
Other	31	14	-
Total interest expense	$385	$4,401	$6,276

Amortization of debt issuance costs
Goldman Sachs term loan	$-	$487	$726

Total interest expense	$385	$4,888	$7,002

8.	Income Taxes

XOMA Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total provision for income taxes consists of the following:

	Year ended December 31,
	2010	2009	2008
Federal income tax provision	$27	$(113)	$(384)
State income tax provision	-	6	-
Foreign income tax provision	-	5,834	1
Total	$27	$5,727	$(383)

Income tax expense was $27,000 in 2010. Income tax expense in 2009 was primarily related to $5.8 million of foreign income tax expense recognized in connection with the expansion of the Company’s existing collaboration with Takeda in February of 2009. The Company was paid a $29 million expansion fee, of which $5.8 million was withheld for payment to the Japanese taxing authority. The Company also recognized $0.1 million of income tax benefit for 2009 relating to research and development refundable credits, in addition to the $0.4 million in research and development refundable credits recognized in 2008.

The significant components of net deferred tax assets as of December 31, 2010 and 2009 were as follows (in millions):

	December 31,
	2010	2009
Capitalized research and development expenses	$65.4	$65.7
Net operating loss carryforwards	117.4	93.3
Research and development and other credit carryforwards	20.4	20.0
Other	11.1	10.9
Total deferred tax assets	214.3	189.9
Valuation allowance	(214.3)	(189.9)
Net deferred tax assets	$-	$-

The net increase (decrease) in the valuation allowance was $24.4 million, $(24.8) million and $9.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Approximately $13.1 million in unutilized federal net operating loss carry-forwards (“NOLs”) expired in 2008, no net operating loss carry-forward expired in 2010 or 2009.

ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and carry-back potential, the Company has determined that total deferred tax assets should be fully offset by a valuation allowance.

As of December 31, 2010, the Company had accumulated federal tax net operating loss carry-forwards of $149.4 million, with expiration dates from 2018 to 2030, federal tax credit carry-forwards of $9.5 million, with expiration dates from 2010 to 2030, state tax net operating loss carry-forwards of $287.4 million, with expiration dates from 2014 to 2030, state tax credit carry-forwards of $16.0 million, without expiration, and foreign tax net operating loss carry-forwards of $399.4 million, without expiration.

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

The Company files income tax returns in the U.S. federal jurisdiction, State of California and Ireland. The Company’s federal income tax returns for tax years 2007 and beyond remain subject to examination by the Internal Revenue Service. The Company’s California and Irish income tax returns of the tax years 2006 and beyond remain subject to examination by the Franchise Tax Board and Irish Revenue Commissioner. In addition, all of the net operating losses and research and development credit carry-forwards that may be used in future years are still subject to adjustment.

The Company did not have unrecognized tax benefits as of December 31, 2010 and does not expect this to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2010, the Company has not accrued interest or penalties related to uncertain tax positions.

XOMA Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.	Compensation and Other Benefit Plans

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

Employee Share Purchase Plan

In 1998, the Company’s shareholders approved the 1998 Employee Share Purchase Plan which provides employees of the Company the opportunity to purchase common shares through payroll deductions. Up to 133,333 common shares are authorized for issuance under the Share Purchase Plan. An employee may elect to have payroll deductions made under the Share Purchase Plan for the purchase of common shares in an amount not to exceed 15% of the employee’s compensation.

Effective January 1, 2005, the plan was amended to reduce future offering periods to three months and to change the purchase price per common share to 95% of the closing price of XOMA shares on the exercise date.

In 2010, 2009, and 2008, employees purchased 5,903, 14,735 and 13,027 common shares, respectively, under the Employee Share Purchase Plan. Net payroll deductions under the Share Purchase Plan totaled $41,000, $0.1 million and $0.3 million for 2010, 2009 and 2008, respectively.

Deferred Savings Plan

Under section 401(k) of the Internal Revenue Code of 1986, the Board of Directors adopted, effective June 1, 1987, a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 50% of their eligible compensation per payroll period, up to a maximum for 2010 of $16,500 (or $22,000 for employees over 50 years of age). The Company may, at its sole discretion, make contributions each plan year, in cash or in the Company’s common shares, in amounts which match up to 50% of the salary deferred by the participants. The expense related to these contributions was $1.0 million, $0.9 million and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively, and 100% was paid in common shares in each year.

Share Options

At December 31, 2010, the Company had share-based compensation plans, as described below. The aggregate number of common shares that may be issued under these plans is 3,254,331 shares.

 In February of 2009, the Board of Directors approved a company-wide grant of 315,333 share options, of which 304,533 were issued as part of the Company’s annual incentive compensation package. These options vest monthly over four years and include an acceleration clause based on meeting certain performance measures. In 2009 and 2010, management estimated the timing and probability of the achievement of the acceleration event, which occurred in December of 2010. The Company recognized compensation expense of $0.2 million and $0.1 million for the years ended December 31, 2010 and 2009, respectively, in connection with the accelerated awards.

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

XOMA Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Up to 2,303,333 shares are authorized for issuance under the Option Plan. As of December 31, 2010, options covering 2,029,352 common shares were outstanding under the Option Plan.

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

Up to 183,333 shares are authorized for issuance under the Restricted Plan, subject to the condition that not more than 2,486,666 shares are authorized under both the Option Plan and the Restricted Plan. As of December 31, 2010, options covering 83,467 common shares were outstanding under the Restricted Plan.

Directors Share Option Plan and Other Options

In 1992, the shareholders approved a Directors Share Option Plan (“Directors Plan”) which provides for the issuance of options to purchase common shares to non-employee directors of the Company at 100% of the fair market value of the shares on the date of the grant. Up to 106,666 shares are authorized for issuance during the term of the Directors Plan. Options generally vest on the date of grant, or monthly over one year or three years and have a term of up to ten years. As of December 31, 2010, options for 62,867 common shares were outstanding under the Directors Plan.

In addition, in July of 2002, the Company granted a non-qualified fully-vested option to a director to purchase 1,000 common shares at 100% of the fair market value of the shares on the date of grant, which will expire in ten years. This option was not issued as part of the Directors Plan.

In August of 2007, the Company granted a non-qualified option to Steven B. Engle, CEO, to purchase 73,333 common shares at 100% of the fair market value of the shares on the date of grant. The option is subject to the Company’s typical four-year vesting schedule and will expire 10 years from the date of issuance. This option was not issued as part of the Company’s Option Plan or the Restricted Plan.

XOMA Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Share Option Plans Summary

A summary of the status of the Company’s share option plans as of December 31, 2010, 2009 and 2008, and changes during the years ended on those dates is presented below:

	2010		2009		2008
Options:	Shares	Price*	Shares	Price*	Shares	Price*
Outstanding at beginning of year	1,520,102	$38.40	1,320,679	$48.60	740,541	$54.90
Granted
(1)	978,264	7.07	432,400	9.00	185,650	23.85
(2)	-	-	-	-	579,400	49.24
Exercised	(19)	8.40	(2,056)	8.40	(5,716)	23.07
Forfeited, expired or cancelled (3)	(166,897)	37.26	(230,921)	41.40	(179,196)	51.95

Outstanding at end of year	2,331,450	25.36	1,520,102	38.40	1,320,679	48.60

Exercisable at end of year	1,259,272	36.51	823,096	49.05	571,720	59.10

Weighted average fair value of options granted
(1)		$3.58		$5.85		$14.10
(2)		-		$-		$14.91

*         Weighted-average exercise price:
(1)       Option price equal to market price on date of grant.
(2)       Option price greater than market price on date of grant
(3)       The Company adjusts for forfeitures as they occur.

At December 31, 2010, there were 2,240,791 options vested and expected to vest with a weighted-average exercise price of $26.07. The weighted average remaining contractual term of outstanding share options at December 31, 2010 was 7.7 years and the aggregate intrinsic value was $0.1 million. The weighted average remaining contractual term of exercisable share options at December 31, 2010 was 6.8 years and the aggregate intrinsic value was $4,000.

Share-Based Compensation Expense

The Company recognizes compensation expense for all share-based payment awards made to the Company’s employees and directors based on estimated fair values. The valuation of share-based compensation awards is determined at the date of grant using the Black-Scholes option pricing model. This model requires inputs such as the expected term of the option, expected volatility and risk-free interest rate. Further, the forfeiture rate also impacts the amount of aggregate compensation. To establish an estimate of expected term, the Company considers the vesting period and contractual period of the award and its historical experience of share option exercises, post-vesting cancellations and volatility. The estimate of expected volatility is based on the Company’s historical volatility. To establish an estimate of forfeiture rate, the Company considers its historical experience of option forfeitures and terminations. The risk-free rate is based on the yield available on United States Treasury zero-coupon issues.

The following table shows total share-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Research and development	$2,302	$2,182	$2,307
Selling, general and administrative	2,611	2,213	2,627
Total share-based compensation expense	$4,913	$4,395	$4,934

XOMA Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

There was no capitalized share-based compensation cost as of December 31, 2010 or 2009, and there were no recognized tax benefits related to the Company’s share-based compensation expense during the years ended December 31, 2010 or 2009.

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Dividend yield	0%	0%	0%
Expected volatility	79%	75%	65%
Risk-free interest rate	1.67%	2.00%	2.84%
Expected term	5.3 years	5.6 years	5.4 years

Unvested share option activity for the year ended December 31, 2010 is summarized below:

	Unvested Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested balance at December 31, 2009	696,786	$20.85
Granted	978,264	3.58
Vested	(574,699)	8.86
Forfeited	(28,173)	14.62
Unvested balance at December 31, 2010	1,072,178	5.69

At December 31, 2010, there was $4.7 million of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 2.5 years. The estimated fair value of options vested during 2010, 2009 and 2008 was $4.9 million, $4.1 million and $3.6 million, respectively. Total intrinsic value of the options exercised was $6,000 in 2009 and $50,000 million in 2008. Total intrinsic value and total cash received from share option exercises in 2010 was not material.

10.	Share Capital

Reverse Stock Split

All references to numbers of common shares and per-share information in the accompanying financial statements have been adjusted retroactively to reflect the Company’s reverse stock split on August 18, 2010.

Series B Preference Shares

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

The holder of Series B preference shares has the right to convert Series B preference shares into common shares at a conversion price equal to $116.25 per common share, subject to adjustment in certain circumstances. Accordingly, the 2,959 issued Series B preference shares are convertible into 254,560 common shares.

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

XOMA Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Shareholder Rights Plan

On February 26, 2003, the Company’s Board of Directors unanimously adopted a Shareholder Rights Plan (“Rights Plan”), which was designed to extend the provisions of a similar rights plan originally adopted in October of 1993. Under the Rights Plan, Preference Share Purchase Rights (“Rights”) are authorized and granted at the rate of fifteen Rights for each outstanding common share. Each Right entitles the registered holder of common shares to buy a fraction of a share of the new series of Preference Shares (“Series A Preference Shares”) at an exercise price of $30.00, subject to adjustment. The Rights will be exercisable and will detach from the common share, only if a person or group acquires 20 percent or more of the common shares, announces a tender or exchange offer that if consummated will result in a person or group beneficially owning 20 percent or more of the common shares or if the Board of Directors declares a person or group owning 10 percent or more of the outstanding common shares to be an Adverse Person (as defined in the Rights Plan). Once exercisable, each Right will entitle the holder (other than the acquiring person) to purchase units of Series A Preference Share (or, in certain circumstances, common shares of the acquiring person) with a value of twice the Rights’ exercise price. The Company will generally be entitled to redeem the Rights at $0.015 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on February 26, 2013.

Underwritten Offering

In February of 2010, the Company completed an underwritten offering of 2.8 million units, with each unit consisting of one of the Company’s common shares and a warrant to purchase 0.45 of a common share, for gross proceeds of approximately $21 million. As of December 31, 2010 all of these warrants were outstanding.

Registered Direct Offerings

In May of 2009, the Company entered into a definitive agreement with an institutional investor to sell 784,313 units, with each unit consisting of one of the Company’s common shares and a warrant to purchase 0.50 of a common share, for gross proceeds of approximately $10 million, before deducting placement agent fees and estimated offering expenses of $0.8 million, in a registered direct offering. The investor purchased the units at a price of $12.75 per unit. The warrants, which represent the right to acquire an aggregate of up to 392,157 common shares, were exercisable at any time on or after May 15, 2009 and prior to May 20, 2014 at an exercise price of $15.30 per share. In February of 2010, the holders of these warrants agreed to amend the terms of their warrants to remove the Eliminated Adjustment Provisions and the exercise price of these warrants was reduced from $15.30 per share to $0.015 per share. In the first quarter of 2010, the holders of these warrants exercised all warrants, acquiring 392,157 common shares for an aggregate exercise price of $5,882.

In June of 2009, the Company entered into a definitive agreement with certain institutional investors to sell 695,652 units, with each unit consisting of one of the Company’s common shares and a warrant to purchase 0.50 of a common share, for gross proceeds of approximately $12 million, before deducting placement agent fees and estimated offering expenses of $0.8 million, in a second registered direct offering. The investor purchased the units at a price of $17.25 per unit. The warrants, which represent the right to acquire an aggregate of up to 347,826 common shares, are exercisable at any time on or prior to December 10, 2014 at an exercise price of $19.50 per share. As of December 31, 2010 all of these warrants were outstanding.

ATM Agreement

In the third quarter of 2009, the Company entered into an At  Market Issuance Sales Agreement (the “2009 ATM Agreement”), under which the Company could sell up to 1.7 million of its common shares from time to time through Wm Smith, as the agent for the offer and sale of the common shares. Wm Smith could sell these common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including but not limited to sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. Wm Smith could also sell the common shares in privately negotiated transactions, subject to the Company’s approval. The Company paid Wm Smith a commission equal to 3% of the gross proceeds of all common shares sold through it as sales agent under the 2009 ATM Agreement but in no event less than $0.02 per share. Shares sold under the 2009 ATM Agreement were sold pursuant to a prospectus which formed a part of a registration statement declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on May 29, 2008.  From the inception of the 2009 ATM Agreement through October of 2010, the Company sold a total of 1.7 million common shares through Wm Smith for aggregate gross proceeds of $12.2 million, including 1.4 million common shares sold in 2010 for aggregate gross proceeds of $9.3 million. Total offering expenses related to these sales from inception to October of 2010 were $0.4 million.

XOMA Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In the third quarter of 2010, the Company entered into an At Market Issuance Sales Agreement (the “2010 ATM Agreement”), with Wm Smith and McNicoll, Lewis & Vlak LLC (the “Agents”) under which the Company may sell common shares from time to time through the Agents, as its agents for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that can be sold under its registration statement on Form S-3 (File No. 333-148342) filed with the SEC on December 26, 2007. The Agents may sell the common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker.  The Agents may also sell the common shares in privately negotiated transactions, subject to the Company’s prior approval.  The Company will pay the Agents, collectively, a commission equal to 3% of the gross proceeds of the sales price of all common shares sold through them as sales agents under the 2010 ATM Agreement. From the inception of the ATM Agreement through December 31, 2010, the Company sold a total of 6.7 million common shares under this agreement for aggregate gross proceeds of $29.7 million. Total offering expenses related to these sales from inception to December 31, 2010 were $0.9 million. Subsequent to December 31, 2010 through March 8, 2011, the Company has sold an additional 796,898 common shares through the Agents pursuant to the 2010 ATM Agreement for aggregate gross proceeds of $4.3 million. Total offering expenses related to these sales were $0.1 million.

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

From the inception of the Facility in October of 2008 through December 31, 2009, the Company sold a total of 2,815,228 common shares to Azimuth for aggregate gross proceeds of $33.9 million. This included the sale of 0.3 million shares under the Facility in December of 2008 and 2.3 million shares in two transactions in September of 2009 that Azimuth agreed to purchase notwithstanding that the purchase prices were below the minimum price of $1.00 required by the Purchase Agreement. Under the terms of the Purchase Agreement, the Company negotiated a discount rate (excluding placement agent fees) of 8.86% for the sale in December of 2008 and 8.0% for the sales in September of 2009. Prior to the successful conclusion of negotiations, Azimuth was not obligated to purchase these shares. Offering expenses incurred from inception of the Facility through December 31, 2009 related to sales to Azimuth were $0.7 million.

In July of 2010, the Company entered into a common share purchase agreement (the “Purchase Agreement”) with Azimuth Opportunity Ltd. (“Azimuth”), pursuant to which the Company obtained a committed equity line of credit facility (the “Facility”) under which the Company could sell up to $30 million of its registered common shares to Azimuth over a 12-month period, subject to certain conditions and limitations. The Purchase Agreement provided that the Company could determine, in its sole discretion, the timing, dollar amount and floor price per share of each draw down under the Facility, subject to certain conditions and limitations and that the number and price of shares sold in each draw down were generally to be determined by a contractual formula designed to approximate fair market value, less a discount.  The Purchase Agreement also provided that from time to time and in the Company’s sole discretion, it could grant Azimuth the right to exercise one or more options to purchase additional common shares during each draw down pricing period for the amount of shares based upon the maximum option dollar amount and the option threshold price specified by the Company.  The Company also agreed to issue 111,111 common shares to Azimuth upon execution of the agreement relating to the Facility, in consideration of Azimuth’s execution and delivery of that agreement.  Shares under the Facility and the shares the Company agreed to issue to Azimuth upon execution of the agreement relating to the Facility were sold pursuant to a prospectus which forms a part of a registration statement declared effective by the SEC on May 29, 2008.  In August of 2010, the Company sold a total of 3,421,407 common shares under the Facility for aggregate gross proceeds of $14.2 million, representing the maximum number of shares that could be sold under the Facility.  As a result, the Facility is no longer in effect, and no additional shares can be issued thereunder.

XOMA Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.	Commitments and Contingencies

Collaborative Agreements, Royalties and Milestone Payments

The Company is obligated to pay royalties, ranging generally from 1.5% to 14% of the selling price of the licensed component and up to 40% of any sublicense fees to various universities and other research institutions based on future sales or licensing of products that incorporate certain products and technologies developed by those institutions.

In addition, the Company has committed to make potential future “milestone” payments to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $97 million (assuming one product per contract meets all milestones events) have not been recorded on the consolidated balance sheet. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.

Leases

As of December 31, 2010, the Company leased administrative, research facilities, and office equipment under operating leases expiring on various dates through May of 2014. These leases generally require the Company to pay taxes, insurance, maintenance and minimum lease payments.

The Company estimates future minimum lease commitments to be (in thousands):

Operating Leases
2011	5,219
2012	4,883
2013	2,865
2014	785
Thereafter	-
Minimum lease payments	$13,752

Total rental expense, including other costs required under the Company’s leases, was approximately $5.1 million, $5.2 million and $5.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Rental expense based on leases allowing for escalated rent payments are recognized on a straight-line basis. The Company is required to restore certain of its leased property to certain conditions in place at the time of lease. The Company believes these costs will not be material to its operations.

As a result of the restructuring in the second quarter of 2009, the Company vacated one of its leased buildings. Effective December of 2010, the Company entered into a sublease agreement for this building through May of 2014. The Company estimates future sublease income to be $0.4 million under this agreement.

XOMA Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Legal Proceedings

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, the Company and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of pending cases to fifty eight. All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs' treatment with RAPTIVA®. The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to this matter. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

On August 4, 2010, a Petition was filed in the District Court of Dallas County, Texas in a case captioned McCall v. Genentech, Inc., et al., No. 10-09544.  The defendants filed a Notice of Removal to the United States District Court for the Northern District of Texas on September 3, 2010.  The removed case is captioned McCall v. Genentech, Inc., et al., No. 3:10-cv-01747-B. The parties have fully briefed the Plaintiff’s Motion to Remand and are awaiting a final ruling from the Court.  The Petition asserts personal injury claims against Genentech, the Company, and others arising out of the plaintiff’s treatment with RAPTIVA®.  The Petition alleges claims based on negligence, strict liability, misrepresentation and suppression, conspiracy, and actual and constructive fraud.  The Petition seeks compensatory damages and punitive damages in an unspecified amount.  The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to this matter. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

On January 7, 2011, a Complaint was filed in the United States District Court for the Northern District of Texas in a case captioned Massa v. Genentech, Inc., et al., No. 4:11CV70.  The Complaint alleges the same claims and seeks the same types of damages as the Complaints filed in the Superior Court of Alameda County, referenced above.  The Complaint asserts personal injury claims against Genentech and the Company arising out of the plaintiff’s treatment with RAPTIVA®.  The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to this matter. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

12.	Concentration of Risk, Segment and Geographic Information

Concentration of Risk

Cash equivalents and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents such as money market funds. The Company has not encountered such issues during 2010.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. In 2010, three customers represented 64%, 13%, and 11% of total revenue and as of December 31, 2010, there were billed receivables of $19.7 million outstanding from two customers representing 72% and 23% of the accounts receivable balance.

In 2009, two customers represented 36% and 29% of total revenue and as of December 31, 2009, there were receivables of $5.7 million outstanding from three customers representing 90% of the accounts receivable balance. In 2008, three customers represented 31%, 30% and 20% of total revenue.

Segment Information

The Company has determined that it operates in one segment as it only reports operating results on an aggregate basis to the chief operating decision maker of the Company. The Company’s property and equipment is held primarily in the United States.

Geographic Information

Revenue attributed to the following countries for each of the three years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

XOMA Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
	2010	2009	2008
United States	$25,306	$47,656	$62,262
Europe	4,728	613	1,351
Asia Pacific	3,607	50,161	4,374
Total	$33,641	$98,430	$67,987

13.	Subsequent Events

Servier – Cash Receipts and Loan Agreement

In January of 2011, the Company received a non-refundable upfront cash payment of $15 million in connection with the license and collaboration agreement entered into with Servier in December of 2010. In addition, the Company also received the full €15 million, or approximately $20 million when converted using the 12/31/10 Exchange Rate, loan in connection with the loan agreement entered into with Servier in December of 2010.

The loan is secured by an interest in XOMA’s intellectual property rights to all XOMA 052 indications worldwide, excluding certain rights in the U.S. and Japan territories. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period has been set at 3.22%. Interest is payable semi-annually; however, the loan agreement provides for a deferral of interest payments over a period determined by the parties. During the deferral period, accrued interest will be added to the outstanding principal amount for the purpose of interest calculation for the next six month interest period. On the repayment commencement date, all unpaid and accrued interest shall be paid to Servier, and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. The loan has a final maturity date in 2016; however, after a specified period prior to final maturity, the loan (i) may be repaid at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under the Company’s collaboration agreement and (ii) will be repaid by using a significant percentage of any upfront, milestone or royalty payments the Company receives from any third party collaboration or development partner for rights to XOMA 052 in the U.S. and/or Japan.  In addition, the loan becomes immediately due and payable upon certain customary events of default.

2011 ATM Agreement

On February 4, 2011, the Company entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”), with McNicoll, Lewis & Vlak LLC (“MLV”), under which the Company may sell common shares from time to time through MLV, as its agent for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that can be sold under the Company’s registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011, once such registration statement has been declared effective by the SEC. MLV may sell the common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. MLV may also sell the common shares in privately negotiated transactions, subject to the Company’s prior approval. The Company will pay MLV a commission equal to 3% of the gross proceeds of the sales price of all common shares sold through them as sales agent under the 2011 ATM Agreement. As of March 8, 2011, the Company has not sold any common shares under the 2011 ATM Agreement.

XOMA Ltd.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.	Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009:

	Consolidated Statements of Operations
	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2010
Total revenues (1)	$7,202	$5,942	$10,897	$9,601
Total operating costs and expenses (2)	23,140	24,372	27,542	25,691
Other income (expense), net	(5,847)	2,866	3,013	(1,657)
Net loss	(21,785)	(15,580)	(13,633)	(17,758)
Basic net loss per common share	$(1.36)	$(0.93)	$(0.69)	$(0.84)
Diluted net loss per common share	$(1.36)	$(0.93)	$(0.69)	$(0.84)

2009
Total revenues (1)	$39,704	$9,706	$27,423	$21,597
Total operating costs and expenses (2)	25,930	19,474	20,643	19,423
Other expense, net (3)	(1,735)	(529)	(4,872)	453
Net income (loss)	6,239	(10,210)	1,538	2,983
Basic net income (loss) per common share	$0.66	$(1.02)	$0.14	$0.22
Diluted net income (loss) per common share	$0.64	$(1.02)	$0.13	$0.22

(1)
Revenue in the third quarter of 2010 includes a non-recurring fee of $4.0 million related to the sale of the Company’s CIMZIA® royalty interest to an undisclosed buyer. Revenue in the first quarter of 2009 includes a non-recurring fee of $28.1 million related to the expansion of the Company’s collaboration agreement with Takeda. Revenue in the third quarter of 2009 includes a non-recurring fee of $22.3 million related to the sale of the LUCENTIS® royalty interest to Genentech. Revenue in the fourth quarter of 2009 includes fees of $14.0 million related to two antibody discovery collaborations.

(2)
Operating expenses in the third quarter of 2010 includes increased spending on NIAID 3 due to increased activity under the contract. Operating expenses in the first and second quarters of 2009 include restructuring expense of $3.3 million and $0.3 million, respectively.

(3)
Other expense in the first and fourth quarters of 2010 primarily relates to the revaluation of the warrant liabilities of $5.8 million and $2.5 million, respectively. Other income in the second and third quarters of 2010 primarily relates to the revaluation of the warrant liabilities of $3.0 million and $3.1 million, respectively. Other expense for the third quarter of 2009 includes a loss of $3.6 million on debt extinguishment relating to the repayment of the Goldman Sachs term loan. Other income in the second, third and fourth quarter of 2009 of $1.0 million, $0.2 million and $0.6 million, respectively was recorded relating to the revaluation of the warrant liabilities in 2009.

Exhibit Number	Index to Exhibits

1.1	Underwriting Agreement dated February 2, 2010 (Exhibit 10.1)1

3.1	Memorandum of Continuance of XOMA Ltd. (Exhibit 3.4)2

3.2	Bye-Laws of XOMA Ltd. (as amended) (Exhibit 3.2)3

4.1	Shareholder Rights Agreement dated as of February 26, 2003 by and between XOMA Ltd. and Mellon Investor Services LLC as Rights Agent (Exhibit 4.1)3

4.1A	Amendment to Shareholder Rights Agreement dated December 21, 2010 between XOMA Ltd. and Wells Fargo Bank, N.A. as Rights Agent*

4.2	Resolution Regarding Preferences and Rights of Series A Preference Shares (Exhibit A to Exhibit 4.1)3

4.3	Resolution Regarding Preferences and Rights of Series B Preference Shares (Exhibit B to Exhibit 3)4

4.4	Indenture between XOMA Ltd. and Wells Fargo Bank, National Association, as trustee, relating to the Company’s 6.50% Convertible SNAPs SM due February 1, 2012 (Exhibit 2)5

4.5	Form of Warrant (May 2009 Warrants) (Exhibit 10.2)6

4.5A	Form of Amended and Restated Warrant (May 2009 Warrants) (Exhibit 10.5)1

4.6	Form of Warrant (June 2009 Warrants) (Exhibit 10.2)7

4.6A	Form of Amended and Restated Warrant (June 2009 Warrants) (Exhibit 10.6)1

4.7	Form of Warrant (February 2010 Warrants) (Exhibit 10.2)1

10.1	1981 Share Option Plan as amended and restated (Exhibit 10.1)8

10.1A	Form of Share Option Agreement for 1981 Share Option Plan (Exhibit 10.1A)9

10.2	Restricted Share Plan as amended and restated (Exhibit 10.2)8

10.2A	Form of Share Option Agreement for Restricted Share Plan (Exhibit 10.2A)9

10.3	2007 CEO Share Option Plan (Exhibit 10.7)10

10.4	1992 Directors Share Option Plan as amended and restated (Exhibit 10.3)8

10.4A	Form of Share Option Agreement for 1992 Directors Share Option Plan (initial grants) (Exhibit 10.3A)9

10.4B	Form of Share Option Agreement for 1992 Directors Share Option Plan (subsequent grants) (Exhibit 10.3B)9

10.5	2002 Director Share Option Plan (Exhibit 10.10)11

10.6	2010 Long Term Incentive and Share Award Plan (Exhibit 10.5)8

10.6A	Form of Share Option Agreement for 2010 Long Term Incentive and Share Award Plan (Exhibit 10.5A)8

10.7	Management Incentive Compensation Plan as amended and restated (Exhibit 10.3)12

10.7A	CEO Incentive Compensation Plan (Exhibit 10.4A)9

10.7B	Bonus Compensation Plan (Exhibit 10.4B)9

10.8	1998 Employee Share Purchase Plan as amended and restated (Exhibit 10.4)8

10.9	Form of Amended and Restated Indemnification Agreement for Officers (Exhibit 10.6)13

10.9A	Form of Amended and Restated Indemnification Agreement for Employee Directors (Exhibit 10.7)13

10.9B	Form of Amended and Restated Indemnification Agreement for Non-employee Directors (Exhibit 10.8)13

10.10	Amended and Restated Employment Agreement entered into between XOMA (US) LLC and Steven B. Engle, dated as of December 30, 2008 (Exhibit 10.7)14

10.10A	Amended and Restated Employment Agreement entered into between XOMA (US) LLC and Patrick J. Scannon, dated as of December 30, 2008 (Exhibit 10.7A)14

10.10B	Amended and Restated Employment Agreement entered into between XOMA (US) LLC and Fred Kurland, dated as of December 29, 2008 (Exhibit 10.7B)14

10.10C	Amended and Restated Employment Agreement entered into between XOMA (US) LLC and Christopher J. Margolin, dated as of December 30, 2008 (Exhibit 10.7C)14

10.10D	Amended and Restated Employment Agreement entered into between XOMA (US) LLC and Charles C. Wells, dated as of December 30, 2008 (Exhibit 10.7D)14

10.11	Consulting Agreement effective as of August 3, 2007 between XOMA (US) LLC and John L. Castello (Exhibit 10.8)10

10.12	Form of Change of Control Severance Agreement entered into between XOMA Ltd. and certain of its executives, with reference schedule*

10.13	Lease of premises at 890 Heinz Street, Berkeley, California dated as of July 22, 1987 (Exhibit 10.12)15

10.14	Lease of premises at Building E at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of April 21, 1988 (Exhibit 10.13) 15

10.15	Lease of premises at Building C at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of August 26, 1987 (Exhibit 10.14)15

10.16	Letter of Agreement regarding CPI adjustment dates for leases of premises at Buildings C, E and F at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 (Exhibit 10.15)15

10.17	Lease of premises at 2910 Seventh Street, Berkeley, California dated March 25, 1992 (Exhibit 10.16)15

10.17A	Fifth amendment to lease of premises at 2910 Seventh Street, Berkeley, California dated June 1, 2006 (Exhibit 10.58)16

10.18	Lease of premises at 5860 and 5864 Hollis Street, Emeryville, California dated as of November 2, 2001 (with addendum) (Exhibit 10.19)17

10.19	Lease of premises at 2850 Seventh Street, Second Floor, Berkeley, California dated as of December 28, 2001 (with addendum and guaranty) (Exhibit 10.20)17

10.20
Amended and Restated Research and License Agreement dated September 1, 1993, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)
(Exhibit 10.28)15

10.20A
Third Amendment to License Agreement dated June 12, 1997, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28A)15

10.20B	Fourth Amendment to License Agreement dated December 23, 1998, between the Company and New York University (Exhibit 10.22B)18

10.20C
Fifth Amendment to License Agreement dated June 25, 1999, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.21C)19

10.20D
Sixth Amendment to License Agreement dated January 25, 2000, between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.1)20

10.20E
Seventh Amendment to License Agreement by and among New York University, XOMA Technology Limited and XOMA Ireland Limited effective as of November 10, 2004 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3)21

10.21
Second Amended and Restated Collaboration Agreement dated January 12, 2005, by and between XOMA (US) LLC and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)22

10.21A
Agreement related to LUCENTIS® License Agreement and RAPTIVA® Collaboration Agreement dated September 9, 2009, by and between XOMA (Bermuda) Ltd., XOMA (US) LLC and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.18A)23

10.22
License Agreement by and between XOMA Ireland Limited and MorphoSys AG, dated as of February 1, 2002 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.43)24

10.23
Amended and Restated License Agreement by and between XOMA Ireland Limited and DYAX Corp., dated as of October 27, 2006 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)
(Exhibit 10.32)13

10.24
License Agreement by and between XOMA Ireland Limited and Cambridge Antibody Technology Limited, dated as of December 22, 2002 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.46)3

10.25
License Agreement, dated as of December 29, 2003, by and between Diversa Corporation and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)25

10.25A
GSSM License Agreement, effective as of May 2, 2008, by and between Verenium Corporation and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed seperately with the Securities and Exchange Commission)*

10.26
Agreement, dated February 27, 2004, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.50)26

10.26A
Research, Development and Commercialization Agreement, dated as of May 26, 2005, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.2)27

10.26B
Secured Note Agreement, dated as of May 26, 2005, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.3)27

10.26C
Amended and Restated Research, Development and Commercialization Agreement, executed November 7, 2008, by and between Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation) and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)28

10.26D
Manufacturing and Technology Transfer Agreement, executed December 16, 2008, by and between Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation) and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)28

10.27
Collaboration Agreement, dated as of September 23, 2004, by and between Aphton Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)29

10.28
Agreement dated March 8, 2005, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.53)22

10.28A	Agreement dated July 28, 2006, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases (Exhibit 10.60)16

10.28B
Agreement dated September 15, 2008, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases  (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)
(Exhibit 10.39)30

10.28C	Second Amendment to Agreement dated September 15, 2008, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases (Exhibit 10.24C) 31

10.29
License Agreement, effective as of June 20, 2005, by and between Merck & Co., Inc. and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.4)27

10.30	Form of Dealer Manager Agreement relating to the Company’s 6.50% Convertible SNAPs SM due February 1, 2012 (Exhibit 1.1)32

10.30A	Form of Placement Agreement relating to the Company’s 6.50% Convertible SNAPs SM due February 1, 2012 (Exhibit 1.2)32

10.31
Collaboration Agreement dated as of May 22, 2006, by and between Schering Corporation, acting through its Schering-Plough Research Institute division, and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.59)16

10.32
Collaboration Agreement, dated as of November 1, 2006, between  Takeda Pharmaceutical Company Limited and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.46)13

10.32A
First Amendment to Collaboration Agreement, effective as of February 28, 2007, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.48)33

10.32B
Second Amendment to Collaboration Agreement, effective as of February 9, 2009, among Takeda Pharmaceutical Company Limited and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)28

10.33
Loan Agreement, dated as of November 9, 2006, between Goldman Sachs Specialty Lending Holdings, Inc., XOMA (US) LLC and XOMA Ltd. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.47)13

10.33A
Amended & Restated Loan Agreement, dated as of May 9, 2008 between Goldman Sachs Specialty Lending Holdings, Inc., XOMA Ltd. and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.37)34

10.34
License Agreement, effective as of August 27, 2007, by and between Pfizer Inc. and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)35

10.35	Common Stock Purchase Agreement, dated as of October 21, 2008, by and between XOMA Ltd. and Azimuth Opportunity Ltd. (Exhibit 10.1)36

10.35A	Common Stock Purchase Agreement, dated as of July 23, 2010, by and between XOMA Ltd. and Azimuth Opportunity Ltd. (Exhibit 10.1) 37

10.36	Securities Purchase Agreement dated May 15, 2009, between XOMA Ltd. and the investors named therein (Exhibit 10.1)6

10.36A	Engagement Letter dated May 15, 2009 (Exhibit 10.3)6

10.36B	Securities Purchase Agreement dated June 5, 2009, between XOMA Ltd. and the investors named therein (Exhibit 10.1)7

10.36C	Engagement Letter dated June 4, 2009 (Exhibit 10.3)7

10.37
Discovery Collaboration Agreement dated September 9, 2009, by and between XOMA Development Corporation and Arana Therapeutics Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.35) 38

10.38	At Market Issuance Sales Agreement dated July 14, 2009, between XOMA Ltd. and Wm Smith & Co. (Exhibit 10.36) 23

10.38A	At Market Issuance Sales Agreement dated October 26, 2010, between XOMA Ltd. and Wm Smith & Co. and McNicholl, Lewis & Vlak LLC (Exhibit 10.1) 39

10.38B	At Market Issuance Sales Agreement dated February 4, 2011, between XOMA Ltd. and McNicholl, Lewis & Vlak LLC (Exhibit 1.2) 40

10.39
Discovery Collaboration Agreement dated October 29, 2009, by and between XOMA Development Corporation and The Chemo-Sero-Therapeutic Research Institute (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)28

10.40	Warrant Amendment Agreement dated February 2, 2010 (May 2009 Warrants) (Exhibit 10.3)1

10.40A	Form of Warrant Amendment Agreement dated February 2, 2010 (June 2009 Warrants) (Exhibit 10.4)1

10.41
Royalty Purchase Agreement, dated as of August 12, 2010, by and among XOMA CDRA LCC, XOMA (US) LLC, XOMA Ltd. and the buyer named therein (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.38) 31

10.42
Collaboration and License Agreement dated as of December 30, 2010, by and between XOMA Ireland Limited, Les Laboratoires Servier and Institut de Recherches Servier (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)*

10.42A
Loan Agreement dated as of December 30, 2010, by and between XOMA Ireland Limited and Les Laboratoires Servier (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)*

21.1	Subsidiaries of the Company*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Steven B. Engle, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Fred Kurland, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Steven B. Engle, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Fred Kurland, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Press Release dated March 10, 2011 furnished herewith

Footnotes:

Footnotes:

*	Filed herewith.
1	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed February 2, 2010.
2	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-4 filed November 27, 1998, as amended.
3	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
4	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Form 8-K/A filed April 18, 2003.
5	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed February 13, 2006.
6	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed May 19, 2009.
7	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed June 10, 2009.
8	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-171429) filed December 27, 2010.
9	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended.
10	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed August 7, 2007.
11	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-151416) filed June 4, 2008.
12	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed November 6, 2007.
13	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
14	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 2 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.
15	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended.
16	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
17	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
18	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
19	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
20	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
21	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 on Form 8-K/A filed November 30, 2004.
22	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
23	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended Septemer 30, 2009 filed November 9, 2009.
24	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 filed on December 12, 2002.
25	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 2 on Form 8-K/A filed March 19, 2004.
26	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
27	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
28	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
29	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 on Form 8-K/A filed October 26, 2004.
30	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.
31	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 4, 2010.
32	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed January 11, 2006.
33	Incorporated by reference to the referenced exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 filed on March 5, 2010.
34	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on March 5, 2010.
35	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed September 13, 2007.
36	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed October 22, 2008.
37	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed July 23, 2010.
38	Incorporated by reference to the referenced exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on March 5, 2010.
39	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed October 26, 2010.
40	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-172197) filed February 11, 2011.