Form 10-Q/A
period 2011-04-13
XOMA LTD /DE/
filed 2011-04-13
CIK 791908

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

Explanatory Note

We are filing this Amendment No. 2 (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 (the “Form 10-Q”) for the sole purpose of re-filing Exhibit 10.38 thereto in order to respond to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.38.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to the Form 10-Q.

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

31.1	Certification of Steven B. Engle, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Fred Kurland, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Steven B. Engle, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Fred Kurland, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated November 4, 2010 (previously furnished)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Ltd.
Date: April 13, 2011	By:	/s/ STEVEN B. ENGLE
Steven B. Engle Chairman, Chief Executive Officer and President (principal executive officer)

Date: April 13, 2011	By:	/s/ FRED KURLAND
Fred Kurland Vice President, Finance and Chief Financial Officer (principal financial officer and chief accounting officer)