Form 10-Q
period 2011-03-31
XOMA LTD /DE/
filed 2011-05-05
CIK 791908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

  or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2011
Common Shares, U.S. $0.0075 par value	29,773,456

XOMA Ltd.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

XOMA Ltd.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$56,874	$37,304
Trade and other receivables, net	10,233	20,864
Prepaid expenses and other current assets	465	712
Total current assets	67,572	58,880
Property and equipment, net	14,401	14,869
Other assets	503	503
Total assets	$82,476	$74,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,746	$3,581
Accrued liabilities	5,287	10,658
Deferred revenue	11,446	17,044
Warrant liabilities	1,854	4,245
Total current liabilities	22,333	35,528
Deferred revenue – long-term	9,427	1,086
Interest bearing obligation – long-term	26,241	13,694
Other long-term liabilities	272	353
Total liabilities	58,273	50,661

Shareholders’ equity:
Preference shares, $0.05 par value, 1,000,000 shares authorized
Series A, 210,000 designated, no shares issued and outstanding at March 31, 2011 and December 31, 2010	-	-
Series B, 8,000 designated, 2,959 shares issued and outstanding at March 31, 2011 and December 31, 2010 (aggregate liquidation preference of $29,600)	1	1
Common shares, $0.0075 par value, 46,666,666 shares authorized, 29,518,896 and 28,491,318 shares outstanding at March 31, 2011 and December 31, 2010, respectively	221	214
Additional paid-in capital	883,626	876,686
Accumulated deficit	(859,645)	(853,310)
Total shareholders’ equity	24,203	23,591
Total liabilities and shareholders’ equity	$82,476	$74,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

XOMA Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2011	2010
Revenues:
License and collaborative fees	$5,827	$189
Contract and other revenue	9,661	6,811
Royalties	107	202
Total revenues	15,595	7,202

Operating expenses:
Research and development	17,347	17,587
Selling, general and administrative	5,369	5,553
Total operating expenses	22,716	23,140

Loss from operations	(7,121)	(15,938)

Other income (expense):
Investment and interest income	10	3
Interest expense	(532)	(87)
Other income (expense)	1,323	(5,763)
Net loss before taxes	(6,320)	(21,785)

Provision for income tax expense	(15)	-

Net loss	$(6,335)	$(21,785)

Basic and diluted net loss per common share	$(0.22)	$(1.36)

Shares used in computing basic and diluted net loss per common share	29,180	15,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(6,335)	$(21,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,346	1,511
Common shares contribution to 401(k) and management incentive plans	1,046	905
Share-based compensation expense	1,772	961
Accrued interest on interest bearing obligations	231	81
Revaluation of warrant liabilities	(2,390)	1,261
Warrant modification expense	-	4,500
Amortization of discount on long-term debt	298	-
Unrealized loss on foreign currency exchange	1,619	-
Other non-cash adjustments	10	1
Changes in assets and liabilities affecting cash:
Receivables	10,631	(561)
Prepaid expenses and other assets	247	(207)
Accounts payable and accrued liabilities	(5,429)	(1,340)
Deferred revenue	(6,156)	(1,561)
Other liabilities	(90)	(144)
Net cash used in operating activities	(3,200)	(16,378)

Cash flows from investing activities:
Purchase of property and equipment	(888)	(107)
Net cash used in investing activities	(888)	(107)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	20,102	-
Proceeds from issuance of common shares	4,129	25,493
Payment for modification of warrants	-	(4,500)
Net cash provided by financing activities	24,231	20,993

Effect of exchange rate changes on cash	(573)	-
Net increase in cash and cash equivalents	20,143	4,508
Cash and cash equivalents at the beginning of the period	37,304	23,909
Cash and cash equivalents at the end of the period	$56,874	$28,417

Supplemental Cash Flow Information:
Cash paid during the quarter for:
Income taxes	$15	$-
Non-cash investing and financing activities:
Discount on long-term debt	$(8,899)	$-
Issuance and extinguishment of warrant liabilities	$-	$1,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

2.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of XOMA and its subsidiaries. All intercompany accounts and transactions were eliminated during consolidation. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2011.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2011, the consolidated results of the Company’s operations and the Company’s cash flows for the three months ended March 31, 2011 and 2010. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

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

Concentration of Risk

Cash equivalents and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents such as money market funds. The Company has not encountered such issues during 2011.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three months ended March 31, 2011, two customers represented 51% and 44% of total revenue and 66% and 20% of the accounts receivable balance.

For the three months ended March 31, 2010, two different customers represented 49% and 38% of total revenues. As of December 31, 2010, there were receivables outstanding from two customers representing 72% and 23% of the accounts receivable balance.

Recent Accounting Pronouncements

In March of 2010, Accounting Standards Codification Topic 605, Revenue Recognition was amended to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, a Company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance was adopted effective January 1, 2011 on a prospective basis and did not have a material effect on the Company’s consolidated financial statements.

3.  Condensed Consolidated Financial Statement Detail

Comprehensive Loss

Comprehensive loss is equal to net loss for both the three months ended March 31, 2011 and 2010.

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

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is anti-dilutive. The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2011	2010
Options for common shares	2,638	1,223
Convertible preference shares	254	254
Warrants for common shares	1,607	1,607
Total	4,499	3,084

For the three months ended March 31, 2011 and 2010, all outstanding securities were considered anti-dilutive, and therefore the calculation of basic and diluted net loss per share was the same.

Cash and Cash Equivalents

At March 31, 2011 and December 31, 2010, cash equivalents consisted of overnight deposits, money market funds and repurchase agreements with maturities of less than 90 days at the date of purchase. Cash and cash equivalent balances were recorded at fair value as follows as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash	$7,103	$-	$-	$7,103
Cash equivalents	49,771	-	-	49,771
Total cash and cash equivalents	$56,874	$-	$-	$56,874

	December 31, 2010
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash	$29,536	$-	$-	$29,536
Cash equivalents	7,768	-	-	7,768
Total cash and cash equivalents	$37,304	$-	$-	$37,304

Receivables

Receivables consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Trade receivables, net	$9,659	$20,309
Other receivables	574	555
Total	$10,233	$20,864

Property and Equipment

Property and equipment consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Furniture and equipment	$32,256	$31,700
Buildings, leasehold and building improvements	21,462	21,463
Construction-in-progress	412	203
Land	310	310
	54,440	53,676
Less: Accumulated depreciation and amortization	(40,039)	(38,807)
Property and equipment, net	$14,401	$14,869

Depreciation expense was $1.3 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Accrued payroll and other benefits	$2,360	$2,752
Accrued management incentive compensation	1,138	4,982
Accrued professional fees	537	1,020
Accrued clinical trial costs	241	1,020
Other	1,011	884
Total	$5,287	$10,658

4.  Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.

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

   The following tables set forth the Company’s fair value hierarchy for its financial assets (cash equivalents) and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

   Financial assets and liabilities carried at fair value as of March 31, 2011 and December 31, 2010 were classified as follows (in thousands):

		Fair Value Measurements at March 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Repurchase agreements (1)	$23,729	$23,729	$-	$-
Money market funds (1)	26,042	26,042	-	-
Warrant liabilities	(1,854)	-	-	(1,854)
Total	$47,917	$49,771	$-	$(1,854)

		Fair Value Measurements at December 31, 2010 Using

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Repurchase agreements (1)	$1,428	$1,428	$-	$-
Money market funds (1)	6,340	6,340	-	-
Warrant liabilities	(4,245)	-	-	(4,245)
Total	$3,523	$7,768	$-	$(4,245)

(1) Included in cash and cash equivalents

The fair value of the warrant liabilities was determined at March 31, 2011 and December 31, 2010 using the Black-Scholes Model, which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop.

The fair value of the warrant liabilities was estimated using the following range of assumptions at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Expected volatility	99.0 - 100.6%	93.5 - 94.9%
Risk-free interest rate	1.3%	2.0%
Expected term	3.7 - 3.9 years	3.9 - 4.1 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2011 (in thousands):

Warrant Liabilities at March 31, 2011
Balance at December 31, 2010	$4,245
Net decrease in fair value of warrant liabilities on revaluation	(2,391)
Balance at March 31, 2011	$1,854

The net decrease of $2.4 million in the estimated fair value of the warrant liabilities was recognized as a gain in the other income (expense) line of the condensed consolidated statements of operations for the three months ended March 31, 2011.

For the three months ended March 31, 2010, the Company recognized a net increase of $1.3 million in the estimated fair value of the warrant liabilities as a loss in the other income (expense) line of the condensed consolidated statements of operations.

5.  Licensing, Collaborative and Other Arrangements

Servier

In December of 2010, the Company entered into a license and collaboration agreement with Servier, to jointly develop and commercialize XOMA 052 in multiple indications, which provided for a non-refundable upfront payment of $15 million that was received by the Company in January of 2011. The upfront payment will be recognized over the estimated eight month period that the initial group of deliverables will be provided to Servier. The Company recognized $5.5 million in revenue relating to this upfront payment in the three months ended March 31, 2011. In addition, the Company received a loan of €15 million, which was fully funded in January of 2011, with the proceeds converting to approximately $19.5 million (refer to Note 6 below). In addition, the Company retains development and commercialization rights for Behcet's uveitis and other inflammatory and oncology indications in the U.S. and Japan, and an option to reacquire rights to diabetes and cardiovascular disease indications from Servier in these territories. Servier will fully fund activities to advance the global clinical development and future commercialization of XOMA 052 in diabetes and cardiovascular related diseases, as well as the first $50 million of future XOMA 052 global clinical development and chemistry and manufacturing controls expenses and 50% of further expenses for the Behcet's uveitis indication, which is expected to advance into Phase 3 development in 2011. In the three months ended March 31, 2011, the Company recorded revenue of $7.5 million under this agreement, which included the revenue relating to the upfront payment.

Merck/Schering-Plough

In May of 2006, the Company entered into a fully funded collaboration agreement with Schering-Plough Research Institute, a division of Schering Corporation, now a subsidiary of Merck (“Merck/Schering-Plough”) for therapeutic monoclonal antibody discovery and development. Under the agreement, Merck/Schering-Plough made up-front, annual maintenance and milestone payments to the Company, funded its research and development activities related to the agreement and would have paid royalties on sales of products resulting from the collaboration. During the collaboration, the Company discovered therapeutic antibodies against multiple targets selected by Merck/Schering-Plough using multiple human antibody phage display libraries, optimized antibodies through affinity maturation or other protein engineering, used the Company’s proprietary HE™ technology to humanize antibody candidates generated by hybridoma techniques, performed preclinical studies to support regulatory filings, developed cell lines and production processes and produced antibodies for initial clinical trials. Merck/Schering-Plough selected the first target at the inception of the agreement and, in December of 2006, exercised its right to initiate the additional discovery and development programs.  In January of 2011, the Company successfully completed the services to Merck/Schering-Plough and the collaboration agreement is now complete.

6.  Long-Term Debt and Other Financings

Long-Term Debt

Novartis Note

In May of 2005, the Company executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June of 2015. Under this note agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.46% at March 31, 2011, and is payable semi-annually in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50 million. The Company has made this election for all interest payments thus far. Loans under the note agreement are secured by the Company’s interest in the collaboration with Novartis, including any payments owed to it thereunder.

At March 31, 2011 and December 31, 2010, the outstanding principal balance under this note agreement was $13.7 million. Pursuant to the terms of the arrangement as restructured in November of 2008, the Company will not make any additional borrowings under the Novartis note. Due to the structure of the secured note agreement with Novartis and since there is no liquid market for this obligation, there is no practical method to estimate fair value of this long-term debt.

Servier Loan

In December of 2010, in connection with the license and collaboration agreement entered into with Servier (see footnote 5), the Company executed a loan agreement with Servier, which provided for an advance of up to €15 million. The loan was fully funded in January of 2011, with the proceeds converting to approximately $19.5 million. The loan is secured by an interest in XOMA’s intellectual property rights to all XOMA 052 indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period is 3.22%. Interest is payable semi-annually; however, the loan agreement provides for a deferral of interest payments over a period specified in the agreement. During the deferral period, accrued interest will be added to the outstanding principal amount for the purpose of interest calculation for the next six-month interest period. On the repayment commencement date, all unpaid and accrued interest shall be paid to Servier and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. The loan matures in 2016; however, after a specified period prior to final maturity, the loan is to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under the Company’s collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments the Company receives from any third party collaboration or development partner for rights to XOMA 052 in the U.S. and/or Japan.  In addition, the loan becomes immediately due and payable upon certain customary events of default. At March 31, 2011, the outstanding principal balance under this loan was $21.1 million.  For the three months ended March 31, 2011, the Company recorded an unrealized loss of $1.6 million related to the re-measurement of the loan as of March 31, 2011.

The loan has a stated interest rate lower than the market rate based on comparable loans held by similar companies, which represents additional value to the Company. The Company recorded this additional value as a discount to the face value of the loan amount, at its fair value of $8.9 million. The fair value of this discount was determined using a discounted cash flow model of the differential between the stated terms and rates of the loan and market rates.  Based on the association of the loan with the collaboration arrangement, the Company recorded the offset to this discount as deferred revenue.

The loan discount is being amortized, using the effective interest method, over the expected five-year life of the loan.  The Company recorded non-cash interest expense of $0.3 million in the three months ended March 31, 2011 resulting from the amortization of the loan discount. At March 31, 2011, the net carrying value of the loan was $12.6 million.

The Company believes that realization of the benefit and the associated deferred revenue is contingent on the loan remaining outstanding over the five-year contractual term of the loan. If the Company were to stop providing service under the collaboration arrangement and the arrangement is terminated, the maturity date of the loan would be accelerated and a portion of measured benefit would not be realized. As the realization of the benefit is contingent, in part, on the provision of future services, the Company is recognizing the deferred revenue over the expected five-year life of the loan. The deferred revenue is being amortized, using the effective interest method, and the Company recorded approximately $0.3 million of related non-cash revenue during the three months ended March 31, 2011.

Interest Expense

Interest expense for the Novartis note and Servier loan are shown below (in thousands):

	Three Months Ended March 31,
	2011	2010
Interest expense
Novartis note	$84	$81
Servier loan	442	-
Other	6	6
Total interest expense	$532	$87

Other Financings

ATM Agreements

In the third quarter of 2010, the Company entered into an At Market Issuance Sales Agreement (the “2010 ATM Agreement”), with Wm Smith & Co. and McNicoll, Lewis & Vlak LLC (the “Agents”), under which the Company may sell common shares from time to time through the Agents, as its agents for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that can be sold under its registration statement on Form S-3 (File No. 333-148342) filed with the SEC on December 26, 2007. The Agents may sell the common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker.  The Agents may also sell the common shares in privately negotiated transactions, subject to the Company’s prior approval.  The Company will pay the Agents, collectively, a commission equal to 3% of the gross proceeds of the sales price of all common shares sold through them as sales agents under the 2010 ATM Agreement.  From the inception of the 2010 ATM Agreement through March 31, 2011, the Company sold a total of 7,536,374 common shares under this agreement for aggregate gross proceeds of $33.9 million, including 796,898 common shares sold in the first quarter of 2011 for aggregate gross proceeds of $4.3 million. Total offering expenses incurred related to sales under the 2010 ATM Agreement from inception to March 31, 2011 were $1.0 million, including $0.1 million incurred in the first quarter of 2011. As of March 31, 2011, $12.2 million of common stock remained available to be sold under the 2010 ATM Agreement.

On February 4, 2011, the Company entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”), with McNicoll, Lewis & Vlak LLC (“MLV”), under which the Company may sell common shares from time to time through MLV, as its agent for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that can be sold under the Company’s registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011, once such registration statement has been declared effective by the SEC. MLV may sell the common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. MLV may also sell the common shares in privately negotiated transactions, subject to the Company’s prior approval. The Company will pay MLV a commission equal to 3% of the gross proceeds of the sales price of all common shares sold through them as sales agent under the 2011 ATM Agreement. As of March 31, 2011, the Company had not sold any common shares under the 2011 ATM Agreement.

7.  Income Taxes

Income tax expense was not material for the three months ended March 31, 2011. The Company’s effective tax rate will fluctuate from period to period due to several factors inherent in the nature of the Company’s operations and business transactions. The factors that most significantly impact this rate include the variability of licensing transactions in foreign jurisdictions. The Company did not recognize any income tax expense for the three months ended March 31, 2010.

8.  Share-Based Compensation

In December of 2010, the Board of Directors of the Company approved a company-wide grant of share options under the Company’s 2010 Long Term Incentive and Share Award Plan (“LTIP”) and, in the first quarter of 2011, the options for 1,430,840 shares became effective. 1,040,220 of these options were granted subject to shareholder approval of an increase in the number of shares available under the LTIP and are not included in the options outstanding or granted disclosures or in share-based compensation expense as they are not deemed granted for accounting purposes until the foregoing shareholder approval. The Company will record a cumulative adjustment for share-based compensation expense based on the fair value of these options on the date of approval. A portion of the options granted to employees in the three months ended March 31, 2011 include immediate vesting terms with the remainder of the options vesting monthly over two years.

As of March 31, 2011, the Company had approximately 332,674 common shares reserved for future issuance under its share option plans and Employee Share Purchase Plan, excluding the 1,040,220 options granted subject to shareholder approval, as discussed above.

The following table shows total share-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Research and development	$1,061	$457
Selling, general and administrative	711	504
Total share-based compensation expense	$1,772	$961

The valuation of share-based compensation awards is determined at the date of grant using the Black-Scholes Model. This model requires inputs such as the expected term of the option, expected volatility and risk-free interest rate. Further, the forfeiture rate also affects the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of the expected term, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on United States Treasury zero-coupon issues. The fair value of share-based awards was estimated based on the following weighted average assumptions for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Dividend yield	0%	0%
Expected volatility	86%	79%
Risk-free interest rate	2.20%	2.60%
Expected term	5.6 years	5.6 years

Share option activity for the three months ended March 31, 2011 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2010	2,331,450	$25.36	7.71	$99
Granted	390,620	5.78
Forfeited, expired or cancelled	(35,986)	73.93
Options outstanding at March 31, 2011	2,686,084	$21.86	7.77	$10
Options exercisable at March 31, 2011	1,563,327	$30.11	7.01	$1

9.  Legal Proceedings, Commitments and Contingencies

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, the Company and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of pending cases to seventy five.  All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs' treatment with RAPTIVA®. The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to these matters. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

On January 7, 2011, a complaint was filed in the United States District Court for the Northern District of Texas in a case captioned Massa v. Genentech, Inc., et al., No. 4:11CV70.  On January 11, 2011, a complaint was filed in the United States District Court for the District of Massachusetts in a case captioned Sylvia, et al. v. Genentech, Inc., et al., No. 1:11-cv-10054-MLW.  On April 8, 2011, four complaints were filed in the United States District Court for the Eastern District of Michigan.  The cases are captioned:  Muniz v. Genentech, et al., 5:11-cv-11489-JCO-RSW; Tifenthal v. Genentech, et al., 2:11-cv-11488-DPH-LJM; Blair v. Genentech, et al., 2:11-cv-11463-SFC-MJH; and Marsh v. Genentech, et al., 2:11-cv-11462-RHC-MKM.  These six complaints allege the same claims against Genentech, the Company and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above. The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to these matters. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

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

There were no developments material to the Company in the United States Bankruptcy Court proceedings involving Aphton Corporation (described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010) during the three months ended March 31, 2011.

10.  Subsequent Events

In April of 2011, the 2,959 shares of the Company’s Series B convertible preference shares previously issued to Genentech were converted by Genentech into 254,560 common shares. Prior to the conversion into common shares, the  Series B convertible preference shares had a liquidation preference of $29.6 million, which has now been eliminated.

In May of 2011, the National Institute of Allergy and Infectious Diseases, part of the National Institutes of Health, informed the Company that it was initiating a Phase 1 trial of XOMA 3AB, a novel formulation of three antibodies designed to prevent and treat botulism poisoning. This double-blind, dose-escalation study in approximately 24 healthy volunteers is designed to assess the safety and tolerability, and determine the pharmacokinetic profile, of XOMA 3AB.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts in our condensed consolidated financial statements and accompanying notes. On an on-going basis, we evaluate our estimates including, but not limited to, those related to terms of revenue recognition, long-lived assets, warrant liabilities and share-based compensation. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

Overview

We are a leader in the discovery, development and manufacture of therapeutic antibodies designed to treat autoimmune, infectious, inflammatory and oncological diseases. Our proprietary development pipeline includes XOMA 052, an antibody that inhibits interleukin-1 beta (“IL-1 beta”) which is expected to advance into Phase 3 development for the treatment of Behcet’s uveitis and is in Phase 2 clinical development for Type 2 diabetes with cardiovascular biomarkers; XOMA 3AB, a biodefense anti-botulism product candidate comprised of a combination, or cocktail, of antibodies; and preclinical antibody discovery programs in several indications, including autoimmune, cardio-metabolic, inflammatory, and oncological diseases. We have a fully integrated product development platform, extending from preclinical science, clinical development to scale-up development, and manufacturing.

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

We have a premier antibody discovery and development platform that incorporates a collection of antibody phage display libraries and proprietary Human Engineering™, affinity maturation, Bacterial Cell Expression (“BCE”) and manufacturing technologies that enhance our ability and that of our collaboration and development partners to discover and develop new therapeutic antibodies. BCE is a key biotechnology for the discovery and manufacturing of antibodies and other proteins. To date, more than 50 pharmaceutical and biotechnology companies have signed BCE licenses, and a number of licensed product candidates are in clinical development. We continue to develop and commercialize additional antibody-related technologies including proprietary display technologies to enable antibody discovery and optimization. Our technologies have contributed to the success of marketed antibody products, including LUCENTIS® (ranibizumab injection) for wet age-related macular degeneration and CIMZIA® (certolizumab pegol) for rheumatoid arthritis and Crohn’s disease.

Significant Developments in 2011

XOMA 052

•
In December of 2010, we entered into an agreement with Servier to jointly develop and commercialize XOMA 052 in multiple indications. In connection with this agreement, Servier will fully fund the first $50 million of future XOMA 052 global clinical development and chemistry and manufacturing controls expenses, and 50% of further expenses, for the Behcet's uveitis indication, which is expected to advance into Phase 3 development in 2011.

•	In January of 2011, we received the full €15 million advance allowed under our loan agreement with Servier dated December 30, 2010, converting to proceeds of approximately $19.5 million.

•
In January of 2011, we announced that we had conducted an interim review of three-month data from our six-month Phase 2a trial in 74 patients where XOMA 052 was shown to be well-tolerated with no significant differences in adverse events, lab abnormalities and vital signs between XOMA 052 and placebo and no drug-related adverse events. At the time of this three-month review, evidence of biological activity was observed including a reduction in C-reactive protein (“CRP”) levels and a modest reduction in hemoglobin A1c (“HbA1c”) levels. CRP is a biomarker for the risk of heart attack, stroke and other cardiovascular diseases, and HbA1c is a measure indirectly reflecting blood glucose levels as averaged over a period of 90 to 120 days. We expect final results in the second quarter of 2011.

•
In March of 2011, we announced that our Phase 2b trial of XOMA 052 in Type 2 diabetes in 421 patients did not achieve the primary endpoint of reduction in HbA1c after six monthly treatments with XOMA 052 compared to placebo. Significant decreases were observed in CRP in all dose groups versus placebo. In addition, significant improvements in high-density lipoprotein, or “good” cholesterol, were observed in two of four XOMA 052 dose groups versus placebo. XOMA 052 was well-tolerated in this trial, with no serious drug-related adverse events and a safety profile consistent with previous trials.

Financings

•
In the first quarter of 2011, we sold 796,898 common shares through  Wm Smith & Co. (“Wm Smith”) and McNicoll, Lewis & Vlak LLC (“MLV”), under our At Market Issuance Sales Agreement dated October 26, 2010 (the “2010 ATM Agreement”), for aggregate gross proceeds of $4.3 million.

Results of Operations

Revenues

Total revenues for the three months ended March 31, 2011 and 2010, were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
License and collaborative fees	$5,827	$189
Contract and other revenue	9,661	6,811
Royalties	107	202
Total revenues	$15,595	$7,202

License and Collaborative Fees

License and collaborative fee revenue includes fees and milestone payments related to the out-licensing of our products and technologies. The increase in license and collaborative fee revenue for the three months ended March 31, 2011, as compared to the same period of 2010, was primarily due to $5.8 million in revenue recognized in the first quarter of 2011 related to the collaboration and loan agreements with Servier to jointly develop and commercialize XOMA 052 in multiple indications. The generation of future revenue related to license fees and other collaborative arrangements is dependent on our ability to attract new licensees to our antibody and bacterial cell expression technologies and new collaboration partners. In connection with the collaboration agreement with Servier, we expect to experience an increase in these revenues for 2011 compared to 2010.

Contract and Other Revenue

Contract and other revenue includes agreements where we provide contracted research and development and manufacturing services to our contract and collaboration partners, including NIAID, Servier and Takeda. The following table shows the activity in contract and other revenue for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)
NIAID	$6,884	$3,512	$3,372
Servier	2,082	-	2,082
Takeda	288	2,759	(2,471)
SRI International	356	339	17
Other	51	201	(150)
Total revenues	$9,661	$6,811	$2,850

The increase in revenue from our NIAID Contract No. HHSN272200800028C (“NIAID 3”) was due to increased activity under the contract. XOMA 052 clinical development and chemistry and manufacturing control activity under the collaboration with Servier also contributed to the increase in contract revenue. Partially offsetting these increases was a decrease in revenue from our Takeda contracts in 2011 as a result of the cessation of certain Takeda programs in 2010.

Based on expected levels of revenue generating activity related to our NIAID 3 and Servier contracts, as well as our subcontract awards from SRI International, we expect contract and other revenue to increase in 2011 compared to 2010.

Royalties

Revenue from royalties decreased by $0.1 million for the three months ended March 31, 2011, compared to the same period of 2010, primarily due to the sale of our CIMZIA® royalty interest in the third quarter of 2010. Royalties earned from sales of CIMZIA® during the first quarter of 2010 were $0.2 million. We will not receive any further royalties on sales of CIMZIA®.

Research and Development Expenses

Biopharmaceutical development includes a series of steps, including in vitro and in vivo preclinical testing, and Phase 1, 2 and 3 clinical studies in humans. Each of these steps is typically more expensive than the previous step, but actual timing and the cost to us depends on the product being tested, the nature of the potential disease indication and the terms of any collaborative or development arrangements with other companies or entities. After successful conclusion of all of these steps, regulatory filings for approval to market the products must be completed, including approval of manufacturing processes and facilities for the product. Our research and development expenses currently include costs of personnel, supplies, facilities and equipment, consultants, third party costs and other expenses related to preclinical and clinical testing.

Research and development expenses were $17.3 million for the three months ended March 31, 2011, compared with $17.6 million for the same period of 2010. The decrease of $0.3 million for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to decreased spending on XOMA 052 related clinical trials as the Phase 2 clinical program in Type 2 diabetes was nearing completion. Partially offsetting this decrease was an increase in spending on NIAID 3 in the first quarter of 2011 due to increased activity under the contract.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $8.8 million in research and development salaries and employee-related expenses for the three months ended March 31, 2011, as compared with $7.0 million for the same period of 2010. The increase of $1.8 million was primarily due to an increase in salaries and benefits of $1.1 million from a higher employee headcount related to manufacturing and an increase in share-based compensation of $0.6 million.

Our research and development activities can be divided into earlier stage programs and later stage programs. Earlier stage programs include molecular biology, process development, pilot-scale production and preclinical testing. Also included in earlier stage programs are costs related to excess manufacturing capacity, which we expect will decrease in 2011 due to the execution of the collaboration agreement with Servier, resulting in increased manufacturing capacity requirements. Later stage programs include clinical testing, regulatory affairs and manufacturing clinical supplies. The approximate costs associated with these programs for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Earlier stage programs	$12,957	$11,174
Later stage programs	4,390	6,413
Total	$17,347	$17,587

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The approximate costs related to internal projects and collaborative and contract arrangements for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Internal projects	$8,886	$13,686
Collaborative and contract arrangements	8,461	3,901
Total	$17,347	$17,587

For the three months ended March 31, 2011, the program upon which we incurred the largest amount of expense (NIAID) accounted for more than 30% but less than 40% of our total research and development expense, and XOMA 052 accounted for more than 20% but less than 30% of our total research and development expense. All remaining development programs accounted for less than 10% of our total research and development expense for the three months ended March 31, 2011. For the three months ended March 31, 2010, the program upon which we incurred the largest amount of expense (XOMA 052) accounted for more than 30% but less than 40%, and NIAID accounted for more than 10% but less than 20% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expense for the three months ended March 31, 2010.

We expect our research and development spending in 2011 compared to 2010 will increase primarily due to the expected initiation of our Phase 3 clinical program for XOMA 052 for the Behcet's uveitis indication under our collaboration agreement with Servier, as well as increased activity under our biodefense contracts.

Future research and development spending may be impacted by potential new licensing or collaboration or development arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. Selling, general and administrative expenses were $5.4 million for the three months ended March 31, 2011, compared with $5.6 million for the same period of 2010. The $0.2 million decrease for the first quarter of 2011, as compared to the same period of 2010, was primarily due to a decrease in professional fees of $0.2 million, related to financing fees in connection with the underwritten offering in the first quarter of 2010, and other decreases due to our continued focus on cost control.

Other Income (Expense)

Interest expense was $0.5 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. The increase in interest expense of $0.4 million for the three months ended March 31, 2011, as compared to the same period of 2010, was primarily due to interest expense incurred as a result of the loan with Servier, which was funded in January of 2011. Refer to Liquidity and Capital Resources: Servier Loan below for further discussion of the loan with Servier.

Other income (expense) was $1.3 million and ($5.8 million) for the three months ended March 31, 2011 and 2010, respectively. The difference in other income (expense) was primarily due to a $2.4 million gain recognized in the three months ended March 31, 2011 relating to the revaluation of our warrant liabilities during the period, compared to a loss on warrant revaluation of $1.3 million during the same period in 2010. Partially offsetting this difference was a net foreign exchange loss of $1.0 million, which included a $1.6 million unrealized foreign exchange loss from the re-measurement of the €15 million Servier loan at March 31, 2011 and a realized foreign exchange gain of $0.6 million relating to the conversion into U.S. dollars (“USD”) of the €15 million cash proceeds received from Servier in January of 2011. In addition, in the first quarter of 2010, we paid $4.5 million to holders of warrants issued in June of 2009, upon modification of terms, resulting in a loss.

Warrant Liabilities

In February of 2010, we issued warrants to purchase 1,260,000 of XOMA’s common shares in connection with an underwritten offering. We have accounted for the warrants issued in February of 2010 as a liability at fair value. At December 31, 2010, the fair value of the warrant liabilities was $3.5 million, estimated using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). We revalued the warrant liability at March 31, 2011 using the Black-Scholes Model and recorded a decrease in the fair value of $1.9 million as a gain in the other income (expense) line of our condensed consolidated statement of operations. As of March 31, 2011 all of these warrants were outstanding and the fair value of the warrant liability was $1.6 million.

In June of 2009, we issued warrants to certain institutional investors as part of a registered direct offering. The warrants represent the right to acquire an aggregate of up to 347,826 common shares over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share. We have accounted for the warrants issued in June of 2009 as a liability at fair value. At December 31, 2010, the fair value of the warrant liabilities was $0.8 million, estimated using the Black-Scholes Model. We revalued the warrant liability at March 31, 2011 using the Black-Scholes Model and recorded a decrease in the fair value of $0.5 million as a gain in the other income (expense) line of our condensed consolidated statement of operations. As of March 31, 2011 all of these warrants were outstanding and the fair value of the warrant liability was $0.3 million.

Income Taxes

Income tax expense was not material for the three months ended March 31, 2011. No income tax expense was recognized for the three months ended March 31, 2010.

Accounting Standards Codification Topic 740, Income Taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and carry-back potential, we have determined that total deferred tax assets should be fully offset by a valuation allowance.

We did not have unrecognized tax benefits as of March 31, 2011 and do not expect this to change significantly over the next twelve months. We will recognize future interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2011, we have not accrued interest or penalties related to uncertain tax positions.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2011 were $56.9 million compared with $37.3 million at December 31, 2010. Net cash used in operating activities was $3.2 million for the three months ended March 31, 2011, compared with $16.4 million for the same period in 2010. The decrease in cash used in operations for the three months ended March 31, 2011, as compared to same period of 2010, was primarily due to an increase in revenue receipts for license and collaborative fees, including the receipt of the $15 million license fee as consideration for the collaboration with Servier, and an increase in contract revenue receipts in the first quarter of 2011, and the timing of collections of accounts receivable.

In the first quarter of 2011, net accounts payable and accrued liabilities decreased by $5.4 million primarily due to the payment in the period of employee bonuses for 2010.

Comparatively, for the three months ended March 31, 2010, net accounts payable and accrued liabilities decreased by $1.3 million primarily related to the payment in the period of employee bonuses for 2009, and deferred revenue decreased by $1.6 million primarily due to the accelerated recognition of the remaining $1.1 million of the unamortized balance in deferred revenue pertaining to a discontinued discovery and development program under our collaboration with Takeda.

Net cash used in investing activities was $0.9 million for the three months ended March 31, 2011, compared with $0.1 million for the same period of 2010. Cash used in investing activities for the three months ended March 31, 2011 and 2010 consisted of fixed asset purchases.

Net cash provided by financing activities was $24.2 million for the three months ended March 31, 2011, compared with $21.0 million for the same period of 2010. Cash provided by financing activities in the first quarter of 2011 related to proceeds received from the issuance of the Servier loan for $20.1 million and the issuance of common shares of $4.1 million under the 2010 ATM Agreement. Cash provided by financing activities in the first quarter of 2010 related to proceeds received from the issuance of common shares of $25.5 million, partially offset by $4.5 million paid to the holders of warrants issued in June of 2009 upon modification of the terms.

Servier Loan

In December of 2010, in connection with the license and collaboration agreement entered into with Servier, we executed a loan agreement with Servier, which provided for an advance of up to €15 million. The loan was fully funded in January of 2011, with the proceeds converting to approximately $19.5 million. The loan is secured by an interest in XOMA’s intellectual property rights to all XOMA 052 indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period is 3.22%. Interest is payable semi-annually; however, the loan agreement provides for a deferral of interest payments over a period specified in the agreement. During the deferral period, accrued interest will be added to the outstanding principal amount for the purpose of interest calculation for the next six-month interest period. On the repayment commencement date, all unpaid and accrued interest shall be paid to Servier and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. The loan matures in 2016; however, after a specified period prior to final maturity, the loan is to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments we receive from any third party collaboration or development partner for rights to XOMA 052 in the U.S. and/or Japan.  In addition, the loan becomes immediately due and payable upon certain customary events of default. At March 31, 2011, the outstanding principal balance under this loan was $21.1 million.  For the three months ended March 31, 2011, we recorded an unrealized loss of $1.6 million related to the re-measurement of the loan as of March 31, 2011.

The loan has a stated interest rate lower than the market rate based on comparable loans held by similar companies, which represents additional value to us. We recorded this additional value as a discount to the face value of the loan amount, at its fair value of $8.9 million. The fair value of this discount was determined using a discounted cash flow model of the differential between the stated terms and rates of the loan and market rates. Based on the association of the loan with the collaboration arrangement, we recorded the offset to this discount as deferred revenue.

The loan discount is being amortized, using the effective interest method, over the expected five-year life of the loan.  We recorded non-cash interest expense of $0.3 million in the three months ended March 31, 2011 resulting from the amortization of the loan discount. At March 31, 2011, the net carrying value of the loan was $12.6 million.

We believe that realization of the benefit and the associated deferred revenue is contingent on the loan remaining outstanding over the five-year contractual term of the loan. If we were to stop providing service under the collaboration arrangement and the arrangement is terminated, the maturity date of the loan would be accelerated and a portion of measured benefit would not be realized. As the realization of the benefit is contingent, in part, on the provision of future services, we are recognizing the deferred revenue over the expected five-year life of the loan. The deferred revenue is being amortized, using the effective interest method, and we recorded approximately $0.3 million of related non-cash revenue during the three months ended March 31, 2011.

ATM Agreements

In the third quarter of 2010, we entered into the 2010 ATM Agreement, with Wm Smith and MLV (the “Agents”), under which we may sell common shares from time to time through the Agents, as our agents for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-148342) filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 26, 2007 and declared effective by the SEC on May 29, 2008. The Agents may sell the common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. The Agents may also sell the common shares in privately negotiated transactions, subject to our prior approval. From the inception of the 2010 ATM Agreement through March 31, 2011, we sold a total of 7,536,374 million common shares under this agreement for aggregate gross proceeds of $33.9 million, including 796,898 common shares sold in the first quarter of 2011 for aggregate gross proceeds of $4.3 million. We have not sold any additional shares through the Agents subsequent to March 31, 2011 through May 3, 2011. As of March 31, 2011, $12.2 million of common stock remained available to be sold under the 2010 ATM Agreement.

On February 4, 2011, we entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”), with MLV, under which we may sell common shares from time to time through the MLV, as our agent for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011, once such registration statement has been declared effective by the SEC. MLV may sell the common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. MLV may also sell the common shares in privately negotiated transactions, subject to our prior approval. Through May 3, 2011, we had not sold any common shares under the 2011 ATM Agreement.

Net proceeds received during the first quarter of 2011 from the Servier loan and 2010 ATM Agreement were used to continue development of our XOMA 052 product candidate and for other working capital and general corporate purposes.

*           *           *

We have incurred significant operating losses and negative cash flows from operations since our inception. At March 31, 2011, we had an accumulated deficit of $859.6 million, cash and cash equivalents of $56.9 million and working capital of $45.2 million. During the remainder of 2011, we expect to continue using our cash and cash equivalents to fund ongoing operations. Additional licensing, antibody discovery and development collaboration agreements, government funding and financing arrangements may positively impact our cash balances. Based on our cash reserves and anticipated spending levels, revenue from collaborations including the XOMA 052 collaboration agreement with Servier, funding from the loan agreement with Servier, biodefense contracts and licensing transactions and other sources of funding that we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through the next twelve months. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period.  If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms.

Critical Accounting Estimates

Critical accounting estimates are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, revenue recognition, long-lived assets, warrant liabilities and share-based compensation to be critical policies. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2011, as compared with those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 10, 2011.

Subsequent Events

In April of 2011, the 2,959 shares of our Series B convertible preference shares previously issued to Genentech were converted by Genentech into 254,560 common shares. Prior to the conversion into common shares, the  Series B convertible preference shares had a liquidation preference of $29.6 million which has now been eliminated.

In May of 2011, the National Institute of Allergy and Infectious Diseases, part of the National Institutes of Health, informed us that it was initiating a Phase 1 trial of XOMA 3AB, a novel formulation of three antibodies designed to prevent and treat botulism poisoning. This double-blind, dose-escalation study in approximately 24 healthy volunteers is designed to assess the safety and tolerability, and determine the pharmacokinetic profile, of XOMA 3AB.

Forward-Looking Information and Cautionary Factors That May Affect Future Results

Certain statements contained herein related to the sufficiency of our cash resources, the timing of availability of clinical trial results, the timing of initiation of clinical trials and the amounts of certain revenues and certain costs in comparison to prior years, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, the period for which our cash resources are sufficient could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated, if anticipated revenue or cost sharing arrangements do not materialize, or if funds are not otherwise available on acceptable terms; results of clinical trials may be delayed or may never become available due to complications in the collection or interpretation of statistical data, unavailability of resources, actions or inactions by our present or future collaboration partners, insufficient enrollment in such trials or unanticipated safety issues; plans to initiate new clinical trials may change depending on availability of resources, actions or inactions by our present or future collaboration partners or unanticipated safety issues; and our revenues may be lower than anticipated, and our costs may be higher than expected, due to actions or inactions by our present or future collaboration partners, unanticipated safety issues or unavailability of additional licensing or collaboration opportunities. These and other risks, including those related the generally unstable nature of current economic and market conditions; the results of discovery research and preclinical testing; the timing or results of pending and future clinical trials (including the design and progress of clinical trials; safety and efficacy of the products being tested; action, inaction or delay by the FDA, European or other regulators or their advisory bodies; and analysis or interpretation by, or submission to, these entities or others of scientific data); changes in the status of existing collaborative or licensing relationships; the ability of collaborators, licensees and other third parties to meet their obligations and their discretion in decision-making; our ability to meet the demands of the United States government agency with which we have entered our government contracts; competition; market demand for products; scale-up, manufacturing and marketing capabilities; availability of additional licensing or collaboration opportunities; international operations; share price volatility; our financing needs and opportunities; uncertainties regarding the status of biotechnology patents; uncertainties as to the costs of protecting intellectual property; and risks associated with our status as a Bermuda company, are described in more detail in Part II —  Item 1A: Risk Factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our secured note and loan agreements. By policy, we make our investments in high quality debt securities, limit the amount of credit exposure to any one issuer and limit duration by restricting the term of the instrument. We generally hold investments to maturity, with a weighted average portfolio period of less than twelve months. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation. We do not invest in derivative financial instruments.

We hold interest-bearing instruments that are classified as cash and cash equivalents. Fluctuations in interest rates can affect the principal values and yields of fixed income investments. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed income investments could lose value.

The following table presents the amounts and related weighted average interest rates of our cash and cash equivalents at March 31, 2011 and December 31, 2010 (in thousands, except interest rates):

	Maturity	Carrying Amount (in thousands)	Fair Value (in thousands)	Average Interest Rate
March 31, 2011
Cash and cash equivalents	Daily to 90 days	$56,874	$56,874	0.08%

December 31, 2010
Cash and cash equivalents	Daily to 90 days	$37,304	$37,304	0.09%

As of March 31, 2011, we have an outstanding principal balance on our note with Novartis of $13.7 million, which is due in 2015. The interest rate on this note is charged at a rate of USD six-month LIBOR plus 2%, which was 2.46% at March 31, 2011. No further borrowing is available under this note.

As of March 31, 2011, we have an outstanding principal balance on our loan with Servier of €15 million, which converts to approximately $21.1 million at March 31, 2011. The interest rate on this loan is charged at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate was equal to 3.22% at March 31, 2011. No further borrowing is available under this loan.

The variable interest rates related to our long-term debt instruments are based on LIBOR and EURIBOR. We estimate that a hypothetical 100 basis point change in interest rates could increase or decrease our interest expense by approximately $0.4 million on an annualized basis.

Foreign Currency Risk

We hold debt and may incur expenses denominated in foreign currencies. The amount of debt owed or expenses incurred will be impacted by fluctuations in these foreign currencies. When the U.S. dollar weakens against foreign currencies, the U.S. dollar value of the foreign-currency denominated debt and expense increases, and when the U.S. dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated debt and expense decreases. Consequently, changes in exchange rates will affect the amount we are required to repay on our €15 million loan from Servier and may affect our results of operations. Our loan from Servier was fully funded in January of 2011, with the proceeds converting to approximately $19.5 million using the January 13, 2011 Euro to USD exchange rate.  At March 31, 2011, the €15 million outstanding principal balance under this loan agreement would have equaled approximately $21.1 million using the March 31, 2011 Euro to USD exchange rate. We currently have not hedged against our foreign currency risks; however, we are assessing the need and best alternatives to hedge against foreign currency risks and will implement a hedge when appropriate.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and President (our principal executive officer) and our Vice President, Finance and Chief Financial Officer (our principal financial officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chairman, Chief Executive Officer and President and our Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report in timely alerting them to material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings.

Changes in Internal Control

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, us and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of pending cases to seventy five.  All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs' treatment with RAPTIVA®. Our agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which we believe is applicable to these matters. We believe the claims against us to be without merit and intend to defend against them vigorously.

On January 7, 2011, a complaint was filed in the United States District Court for the Northern District of Texas in a case captioned Massa v. Genentech, Inc., et al., No. 4:11CV70.  On January 11, 2011, a complaint was filed in the United States District Court for the District of Massachusetts in a case captioned Sylvia, et al. v. Genentech, Inc., et al., No. 1:11-cv-10054-MLW.  On April 8, 2011, four complaints were filed in the United States District Court for the Eastern District of Michigan.  The cases are captioned:  Muniz v. Genentech, et al., 5:11-cv-11489-JCO-RSW; Tifenthal v. Genentech, et al., 2:11-cv-11488-DPH-LJM; Blair v. Genentech, et al., 2:11-cv-11463-SFC-MJH; and Marsh v. Genentech, et al., 2:11-cv-11462-RHC-MKM.  These six complaints allege the same claims against Genentech, us and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above. Our agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which we believe is applicable to these matters. We believe the claims against us to be without merit and intend to defend against them vigorously.

On August 4, 2010, a petition was filed in the District Court of Dallas County, Texas in a case captioned McCall v. Genentech, Inc., et al., No. 10-09544.  The defendants filed a Notice of Removal to the United States District Court for the Northern District of Texas on September 3, 2010.  The removed case is captioned McCall v. Genentech, Inc., et al., No. 3:10-cv-01747-B. The parties have fully briefed the plaintiff’s Motion to Remand and are awaiting a final ruling from the Court.  The petition asserts personal injury claims against Genentech, us and others arising out of the plaintiff’s treatment with RAPTIVA®.  The petition alleges claims based on negligence, strict liability, misrepresentation and suppression, conspiracy, and actual and constructive fraud.  The petition seeks compensatory damages and punitive damages in an unspecified amount.  Our agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which we believe is applicable to this matter. We believe the claims against us to be without merit and intend to defend against them vigorously.

There were no developments material to us in the United States Bankruptcy Court proceedings involving Aphton Corporation (described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010) during the three months ended March 31, 2011.

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

We finance our operations primarily through our multiple revenue streams resulting from the licensing of our antibody technologies, discovery and development collaborations, product royalties and biodefense contracts, and sales of our common shares. In September of 2009, we sold our royalty interest in LUCENTIS® to Genentech, Inc., a wholly-owned member of the Roche Group (“Genentech”) for gross proceeds of $25 million, including royalty revenue from the second quarter of 2009.  These proceeds, along with other funds, were used to fully repay our loan from Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”).  As a result, we no longer have a royalty interest in LUCENTIS®. In August of 2010, we sold our royalty interest in CIMZIA® for gross proceeds of $4.0 million, including royalty revenue from the second quarter of 2010.  As a result, we no longer have a royalty interest in CIMZIA®. We received revenue from this royalty interest of $0.5 million in 2010 and $0.5 million in 2009.

Based on our cash reserves and anticipated spending levels, revenue from collaborations including our XOMA 052 collaboration agreement with Les Laboratoires Servier (“Servier”), funding from our loan agreement with Servier, biodefense contracts and licensing transactions and other sources of funding that we believe to be available, we believe that we have sufficient cash resources to meet our anticipated net cash needs through the next twelve months. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. As a result, we do not know when or whether:

•	operations will generate meaningful funds,

•	additional agreements for product development funding can be reached,

•	strategic alliances can be negotiated, or

•	adequate additional financing will be available for us to finance our own development on acceptable terms, or at all.

Cash balances and operating cash flow are influenced primarily by the timing and level of payments by our licensees, collaborators and development partners, as well as by our operating costs.

Global credit and financial market conditions may reduce our ability to access capital and cash and could negatively impact the value of our current portfolio of cash equivalents and our ability to meet our financing objectives.

Traditionally, we have funded a large portion of our research and development expenditures through raising capital in the equity markets. Recent events, including failures and bankruptcies among large commercial and investment banks, have led to considerable declines and uncertainties in these and other capital markets and have led to new regulatory and other restrictions that may broadly affect the nature of these markets. These circumstances could severely restrict the raising of new capital by companies such as us in the future.

Volatility in the financial markets has also created liquidity problems in investments previously thought to bear a minimal risk. For example, money market fund investors, including us, have in the past been unable to retrieve the full amount of funds, even in highly-rated liquid money market accounts, upon maturity. Although as of March 31, 2011, we have received the full amount of proceeds from money market fund investments, an inability to retrieve funds from money market fund investments as they mature in the future could have a material and adverse impact on our business, results of operations and cash flows.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since March 31, 2011, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.

Because all of our product candidates are still being developed, we have sustained losses in the past and we expect to sustain losses in the future.

We have experienced significant losses and, as of March 31, 2011, we had an accumulated deficit of $859.6 million.

For the three months ended March 31, 2011, we had a net loss of approximately $6.3 million or $0.22 per common share (basic and diluted). For the three months ended March 31, 2010, we had a net loss of approximately $21.8 million or $1.36 per common share (basic and diluted).

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

We are authorized to issue, without shareholder approval, 1,000,000 preference shares, of which none were issued and outstanding as of May 3, 2010, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common shares. In April of 2011, the 2,959 shares of our Series B convertible preference shares previously issued to Genentech were converted by Genentech into 254,560 common shares. In addition, we are authorized to issue, generally without shareholder approval, up to 46,666,666 common shares, of which 29,773,456 were issued and outstanding as of May 3, 2010. If we issue additional equity securities, the price of our common shares may be materially and adversely affected.

In the third quarter of 2009, we had entered into an At Market Issuance Sales Agreement (the “2009 ATM Agreement”), with Wm Smith & Co. (“Wm Smith”), under which we could sell up to 1.7 million of our common shares from time to time through Wm Smith, as the agent for the offer and sale of the common shares. Wm Smith could sell these common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including but not limited to sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. Wm Smith could also sell the common shares in privately negotiated transactions, subject to our approval. From the inception of the 2009 ATM Agreement through October 27, 2010, we sold a total of 1,666,666 common shares through Wm Smith, constituting all of the shares available for sale under the agreement, for aggregate gross proceeds of $12.2 million.

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

In October of 2010, we entered into an At Market Issuance Sales Agreement (the “2010 ATM Agreement”), with Wm Smith and McNicoll, Lewis & Vlak LLC (the “Agents”), under which we may sell common shares from time to time through the Agents, as our agents for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-148342) filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 26, 2007 and declared effective by the SEC on May 29, 2008. The Agents may sell the common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. The Agents may also sell the common shares in privately negotiated transactions, subject to our prior approval. From the inception of the 2010 ATM Agreement through March 31, 2011, we sold a total of 7.5 million common shares under this agreement for aggregate gross proceeds of $33.9 million, including 0.8 million common shares sold in the first quarter of 2011 for aggregate gross proceeds of $4.3 million.

On February 4, 2011, we entered into an At Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC (“MLV”), under which we may sell common shares from time to time through the MLV, as our agent for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011, once such registration statement has been declared effective by the SEC. MLV may sell the common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. MLV may also sell the common shares in privately negotiated transactions, subject to our prior approval.

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

There can be no assurance that the market price of our common shares will not decline below its present market price or that there will be an active trading market for our common shares. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. We have experienced significant volatility in the price of our common shares.  From January 1, 2011 through May 3, 2011, our share price has ranged from a high of $7.71 to a low of $2.68. Factors contributing to such volatility include, but are not limited to:

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

The timing of the commencement, continuation and completion of clinical trials may be subject to significant delays relating to various causes, including completion of preclinical testing and earlier-stage clinical trials in a timely manner, scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, and shortages of available drug supply. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. In addition, we will conduct clinical trials in foreign countries in the future which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign clinical research organizations, as well as expose us to risks associated with foreign currency transactions insofar as we might desire to use U.S. dollars to make contract payments denominated in the foreign currency where the trial is being conducted.

All of our product candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would satisfactorily support the filing of an Investigational New Drug application (“IND”) (or a foreign equivalent) with respect to our product candidates. Even if these applications would be or have been filed with respect to our product candidates, the results of preclinical studies do not necessarily predict the results of clinical trials. Similarly, early-stage clinical trials in healthy volunteers do not predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular product candidates. In addition, there can be no assurance that the design of our clinical trials is focused on appropriate indications, patient populations, dosing regimens or other variables which will result in obtaining the desired efficacy data to support regulatory approval to commercialize the drug. Preclinical and clinical data can be interpreted in different ways. Accordingly, Food and Drug Administration (“FDA”) officials or officials from foreign regulatory authorities could interpret the data in different ways than we or our collaboration or development partners do which could delay, limit or prevent regulatory approval.

Administering any of our products or potential products may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects that we have observed in preclinical studies for some compounds in a particular research and development program may occur in preclinical studies or clinical trials of other compounds from the same program. Such toxicities or adverse effects could delay or prevent the filing of an IND (or a foreign equivalent) with respect to such products or potential products or cause us to cease clinical trials with respect to any drug candidate. In clinical trials, administering any of our products or product candidates to humans may produce adverse effects. These adverse effects could interrupt, delay or halt clinical trials of our products and product candidates and could result in the FDA or other regulatory authorities denying approval of our products or product candidates for any or all targeted indications. The FDA, other regulatory authorities, our collaboration or development partners or we may suspend or terminate clinical trials at any time. Even if one or more of our product candidates were approved for sale, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA to impose restrictions on, or stop, the further marketing of such drugs. Indications of potential adverse effects or toxicities which may occur in clinical trials and which we believe are not significant during the course of such clinical trials may later turn out to actually constitute serious adverse effects or toxicities when a drug has been used in large populations or for extended periods of time. Any failure or significant delay in completing preclinical studies or clinical trials for our product candidates, or in receiving and maintaining regulatory approval for the sale of any drugs resulting from our product candidates, may severely harm our reputation and business.

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

The results of the preclinical studies and clinical testing, together with chemistry, manufacturing and controls information, are submitted to the FDA and other health authorities in the form of a new drug application for a pharmaceutical product, and in the form of a Biologic License Application (“BLA”) for a biological product, requesting approval to commence commercial sales. In responding to a new drug application or an antibody license application, the FDA or foreign health authorities may grant marketing approvals, request additional information or further research, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. Regulatory approval of a new drug application, BLA, or supplement is never guaranteed, and the approval process can take several years and is extremely expensive. The FDA and foreign health authorities have substantial discretion in the drug and biologics approval processes. Despite the time and expense incurred, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical, clinical or manufacturing-related studies.

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

•
In March of 2004, we announced we had agreed to collaborate with Chiron Corporation (now Novartis) for the development and commercialization of antibody products for the treatment of cancer. In April of 2005, we announced the initiation of clinical testing of the first product candidate out of the collaboration, HCD122, an anti-CD40 antibody, in patients with advanced chronic lymphocytic leukemia. In October of 2005, we announced the initiation of the second clinical trial of HCD122 in patients with multiple myeloma. In November of 2008, we announced the restructuring of this product development collaboration, which involves six development programs including the ongoing HCD122 and LFA102 programs. In exchange for cash and debt reduction on our existing loan facility with Novartis, Novartis has control over the HCD122 and LFA102 programs and the additional ongoing program, as well as the right to expand the development of these programs into additional indications outside of oncology.

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

•
In December of 2010, we entered into a license and collaboration agreement with Servier, to jointly develop and commercialize XOMA 052 in multiple indications. Under the terms of the agreement, Servier has worldwide rights to diabetes and cardiovascular disease indications and rights outside the U.S. and Japan to Behcet’s uveitis and other inflammatory and oncology indications. We retain development and commercialization rights for Behcet's uveitis and other inflammatory disease and oncology indications in the U.S. and Japan, and has an option to reacquire rights to diabetes and cardiovascular disease indications from Servier in these territories. Should we exercise this option, we will be required to pay Servier an option fee and partially reimburse their incurred development expenses. The agreement contains customary termination rights relating to matters such as material breach by either party, safety issues and patents.  Servier also has a unilateral right to terminate the agreement on a country-by-country basis or in its entirety on six months’ notice.

•
In December of 2010, we also entered into a loan agreement with Servier, which provides for an advance of up to €15 million and was fully funded in January of 2011 with the proceeds converting to approximately $19.5 million using the January 13, 2011 Euro to USD exchange rate. This loan is secured by an interest in our intellectual property rights to all XOMA 052 indications worldwide, excluding the U.S. and Japan. The loan has a final maturity date in 2016; however, after a specified period prior to final maturity, the loan is required to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments we receive from any third party collaboration or development partner for rights to XOMA 052 in the U.S. and/or Japan.  In addition, the loan becomes immediately due and payable upon certain customary events of default. At March 31, 2011, the €15 million outstanding principal balance under this loan agreement would have equaled approximately $21.1 million using the March 31, 2011 Euro to USD exchange rate.

•
We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 50 companies. As of March 31, 2011, we were aware of two antibody products manufactured using this technology that have received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular wet age-related macular degeneration and UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis.  In the third quarter of 2009, we sold our LUCENTIS® royalty interest to Genentech. In the third quarter of 2010, we sold our CIMZIA® royalty interest.

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

•
Eli Lilly and Company (“Lilly”) is developing LY2189102, an investigational IL-1 beta antibody, for bi-weekly subcutaneous injection for the treatment of Type 2 diabetes. Lilly announced the initiation of a Phase 2 study in the third quarter of 2009, and this study has been completed.

•
In 2008, Biovitrum AB (now called Swedish Orphan Biovitrum, “Biovitrum”) obtained a worldwide exclusive license to Amgen Inc.’s (“Amgen”) Kineret® (anakinra) for its current approved indication. Kineret® is an IL-1 receptor antagonist (IL-1ra) currently marketed to treat rheumatoid arthritis and has been evaluated over the years in multiple IL-1 mediated diseases, including Type 2 diabetes and other indications we are considering for XOMA 052. In addition to other on-going studies, a proof-of-concept clinical trial in the United Kingdom investigating Kineret® in patients with a certain type of myocardial infarction, or heart attack, has been completed. In August of 2010, Biovitrum announced that the FDA had granted orphan drug designation to Kineret® for the treatment of CAPS.

•
In February of 2008, Regeneron Pharmaceuticals, Inc. (“Regeneron”) announced it had received marketing approval from the FDA for ARCALYST® (rilonacept) Injection for Subcutaneous Use, an interleukin-1 blocker or IL-1 Trap, for the treatment of CAPS, including Familial Cold Auto-inflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 and older. In September of 2009, Regeneron announced that rilonacept was approved in the European Union for CAPS. In June of 2010 and February of 2011, Regeneron announced positive results of two Phase 3 clinical trials of rilonacept in gout.  In March of 2011, Regeneron disclosed that it intends to file a supplemental BLA for ARCALYST® for the prevention and treatment of gout.

•
Amgen has been developing AMG 108, a fully-human monoclonal antibody that targets inhibition of the action of IL-1. In April of 2008, Amgen discussed results from its recently completed Phase 2 study in rheumatoid arthritis. AMG 108 showed statistically significant improvement in the signs and symptoms of rheumatoid arthritis and was well tolerated. In January of 2011, MedImmune, the worldwide biologics unit for AstraZeneca PLC, announced that Amgen granted it rights to develop AMG 108 worldwide except in Japan.

•
In June of 2009, Cytos Biotechnology AG announced the initiation of an ascending dose Phase 1/2a study of CYT013-IL1bQb, a therapeutic vaccine targeting IL-1 beta, in Type 2 diabetes.  In 2010, this study was extended to include two additional groups of patients.

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

We rely on patent protection, as well as a combination of copyright, trade secret, and trademark laws to protect our proprietary technology and prevent others from duplicating our products or product candidates. However, these means may afford only limited protection and may not:

•	prevent our competitors from duplicating our products,

•	prevent our competitors from gaining access to our proprietary information and technology, or

•	permit us to gain or maintain a competitive advantage.

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

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, us and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of pending cases to seventy five.  All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs' treatment with RAPTIVA®. Even though Genentech has agreed to indemnify us in connection with these matters, there can be no assurance that these or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

On January 7, 2011, a complaint was filed in the United States District Court for the Northern District of Texas in a case captioned Massa v. Genentech, Inc., et al., No. 4:11CV70.  On January 11, 2011, a complaint was filed in the United States District Court for the District of Massachusetts in a case captioned Sylvia, et al. v. Genentech, Inc., et al., No. 1:11-cv-10054-MLW.  On April 8, 2011, four complaints were filed in the United States District Court for the Eastern District of Michigan.  The cases are captioned:  Muniz v. Genentech, et al., 5:11-cv-11489-JCO-RSW; Tifenthal v. Genentech, et al., 2:11-cv-11488-DPH-LJM; Blair v. Genentech, et al., 2:11-cv-11463-SFC-MJH; and Marsh v. Genentech, et al., 2:11-cv-11462-RHC-MKM.  These six complaints allege the same claims against Genentech, us and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above. Even though Genentech has agreed to indemnify us in connection with these matters, there can be no assurance that these or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

On August 4, 2010, a petition was filed in the District Court of Dallas County, Texas in a case captioned McCall v. Genentech, Inc., et al., No. 10-09544.  The defendants filed a Notice of Removal to the United States District Court for the Northern District of Texas on September 3, 2010.  The removed case is captioned McCall v. Genentech, Inc., et al., No. 3:10-cv-01747-B. The parties have fully briefed the plaintiff’s Motion to Remand and are awaiting a final ruling from the Court.  The petition asserts personal injury claims against Genentech, us and others arising out of the plaintiff’s treatment with RAPTIVA®.  The petition alleges claims based on negligence, strict liability, misrepresentation and suppression, conspiracy, and actual and constructive fraud.  The petition seeks compensatory damages and punitive damages in an unspecified amount.  Even though Genentech has agreed to indemnify us in connection with this matter, there can be no assurance that this or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

The loss of key personnel, including our Chief Executive Officer, could delay or prevent achieving our objectives.

Our research, product development and business efforts could be adversely affected by the loss of one or more key members of our scientific or management staff, particularly our executive officers: Steven B. Engle, our Chairman, Chief Executive Officer and President; Patrick J. Scannon, M.D., Ph.D., our Executive Vice President and Chief Scientific Officer; Fred Kurland, our Vice President, Finance and Chief Financial Officer; and Christopher J. Margolin, our Vice President, General Counsel and Secretary. We currently have no key person insurance on any of our employees.

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

A bill recently introduced in the House of Representatives provides in certain instances that a foreign corporation would, for any taxable year beginning on or after the second anniversary of the bill’s enactment, be treated as a U.S. corporation for U.S. federal income taxes purposes if such corporation were managed and controlled primarily in the United States.  If this bill were enacted in 2011 in its present form and we were to make no changes to our current management structure, we would likely be treated, beginning in 2014, as a U.S. corporation subject to U.S. federal income taxation on our worldwide income.  There can be no assurance that the foregoing bill or another similar legislative proposal will not become law.

Because we are a relatively small biopharmaceutical company with limited resources, we may not be able to attract and retain qualified personnel.

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 240 employees as of May 3, 2011. We anticipate that we will require additional experienced executive, accounting, research and development, legal, administrative and other personnel in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit
Number

31.1	Certification of Steven B. Engle, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Fred Kurland, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Steven B. Engle, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Fred Kurland, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated May 5, 2011, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Ltd.

Date: May 5, 2011	By:	/s/ STEVEN B. ENGLE
Steven B. Engle Chairman, Chief Executive Officer and President (principal executive officer)
Date: May 5, 2011	By:	/s/ FRED KURLAND
Fred Kurland Vice President, Finance and Chief Financial Officer (principal financial officer and chief accounting officer)