Form 10-K/A
XOMA LTD /DE/
filed 2011-05-26
CIK 791908

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”) for the sole purpose of re-filing Exhibit 10.42A thereto in order to respond to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.42A and updating the Index to Exhibits.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to the Form 10-K.

Except as described above, no other changes have been made to the Form 10-K.  This Amendment does not modify or update the disclosures or financial statements in the Form 10-K or otherwise reflect any events occurring after the original filing of the Form 10-K.  As a result, this Amendment should be read in conjunction with the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of May, 2011.

XOMA LTD. By: /s/ Steven B. Engle Steven B. Engle Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven B. Engle (Steven B. Engle)	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	May 26, 2011

/s/ Fred Kurland (Fred Kurland)	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 26, 2011

/s/ Patrick J. Scannon (Patrick J. Scannon, M.D., Ph.D.)	Executive Vice President and Chief Scientific Officer and Director	May 26, 2011

/s/ W. Denman Van Ness (W. Denman Van Ness)	Lead Independent Director	May 26, 2011

/s/ William K. Bowes, Jr. (William K. Bowes, Jr.)	Director	May 26, 2011

/s/ Peter Barton Hutt (Peter Barton Hutt)	Director	May 26, 2011

/s/ John Varian (John Varian)	Director	May 26, 2011

/s/ Timothy P. Walbert (Timothy P. Walbert)	Director	May 26, 2011

/s/ Jack L. Wyszomierski (Jack L. Wyszomierski)	Director	May 26, 2011

Index to Exhibits

Exhibit Number
1.1	Underwriting Agreement dated February 2, 2010 (Exhibit 10.1)1

3.1	Memorandum of Continuance of XOMA Ltd. (Exhibit 3.4)2

3.2	Bye-Laws of XOMA Ltd. (as amended) (Exhibit 3.2)3

4.1	Shareholder Rights Agreement dated as of February 26, 2003 by and between XOMA Ltd. and Mellon Investor Services LLC as Rights Agent (Exhibit 4.1)3

4.1A	Amendment to Shareholder Rights Agreement dated December 21, 2010 between XOMA Ltd. and Wells Fargo Bank, N.A. as Rights Agent**

4.2	Resolution Regarding Preferences and Rights of Series A Preference Shares (Exhibit A to Exhibit 4.1)3

4.3	Resolution Regarding Preferences and Rights of Series B Preference Shares (Exhibit B to Exhibit 3)4

4.4	Indenture between XOMA Ltd. and Wells Fargo Bank, National Association, as trustee, relating to the Company’s 6.50% Convertible SNAPs SM due February 1, 2012 (Exhibit 2)5

4.5	Form of Warrant (May 2009 Warrants) (Exhibit 10.2)6

4.5A	Form of Amended and Restated Warrant (May 2009 Warrants) (Exhibit 10.5)1

4.6	Form of Warrant (June 2009 Warrants) (Exhibit 10.2)7

4.6A	Form of Amended and Restated Warrant (June 2009 Warrants) (Exhibit 10.6)1

4.7	Form of Warrant (February 2010 Warrants) (Exhibit 10.2)1

10.1	1981 Share Option Plan as amended and restated (Exhibit 10.1)8

10.1A	Form of Share Option Agreement for 1981 Share Option Plan (Exhibit 10.1A)9

10.2	Restricted Share Plan as amended and restated (Exhibit 10.2)8

10.2A	Form of Share Option Agreement for Restricted Share Plan (Exhibit 10.2A)9

10.3	2007 CEO Share Option Plan (Exhibit 10.7)10

10.4	1992 Directors Share Option Plan as amended and restated (Exhibit 10.3)8

10.4A	Form of Share Option Agreement for 1992 Directors Share Option Plan (initial grants) (Exhibit 10.3A)9

10.4B	Form of Share Option Agreement for 1992 Directors Share Option Plan (subsequent grants) (Exhibit 10.3B)9

10.5	2002 Director Share Option Plan (Exhibit 10.10)11

10.6	2010 Long Term Incentive and Share Award Plan (Exhibit 10.5)8

10.6A	Form of Share Option Agreement for 2010 Long Term Incentive and Share Award Plan (Exhibit 10.5A)8

10.7	Management Incentive Compensation Plan as amended and restated (Exhibit 10.3)12

10.7A	CEO Incentive Compensation Plan (Exhibit 10.4A)9

10.7B	Bonus Compensation Plan (Exhibit 10.4B)9

10.8	1998 Employee Share Purchase Plan as amended and restated (Exhibit 10.4)8

10.9	Form of Amended and Restated Indemnification Agreement for Officers (Exhibit 10.6)13

10.9A	Form of Amended and Restated Indemnification Agreement for Employee Directors (Exhibit 10.7)13

10.9B	Form of Amended and Restated Indemnification Agreement for Non-employee Directors (Exhibit 10.8)13

10.10	Amended and Restated Employment Agreement entered into between XOMA (US) LLC and Steven B. Engle, dated as of December 30, 2008 (Exhibit 10.7)14

10.10A	Amended and Restated Employment Agreement entered into between XOMA (US) LLC and Patrick J. Scannon, dated as of December 30, 2008 (Exhibit 10.7A)14

10.10B	Amended and Restated Employment Agreement entered into between XOMA (US) LLC and Fred Kurland, dated as of December 29, 2008 (Exhibit 10.7B)14

10.10C	Amended and Restated Employment Agreement entered into between XOMA (US) LLC and Christopher J. Margolin, dated as of December 30, 2008 (Exhibit 10.7C)14

10.10D	Amended and Restated Employment Agreement entered into between XOMA (US) LLC and Charles C. Wells, dated as of December 30, 2008 (Exhibit 10.7D)14

10.11	Consulting Agreement effective as of August 3, 2007 between XOMA (US) LLC and John L. Castello (Exhibit 10.8)10

10.12	Form of Change of Control Severance Agreement entered into between XOMA Ltd. and certain of its executives, with reference schedule **

10.13	Lease of premises at 890 Heinz Street, Berkeley, California dated as of July 22, 1987 (Exhibit 10.12)15

10.14	Lease of premises at Building E at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of April 21, 1988 (Exhibit 10.13)15

10.15	Lease of premises at Building C at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of August 26, 1987 (Exhibit 10.14)15

10.16	Letter of Agreement regarding CPI adjustment dates for leases of premises at Buildings C, E and F at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 (Exhibit 10.15)15

10.17	Lease of premises at 2910 Seventh Street, Berkeley, California dated March 25, 1992 (Exhibit 10.16)15

10.17A	Fifth amendment to lease of premises at 2910 Seventh Street, Berkeley, California dated June 1, 2006 (Exhibit 10.58)16

10.18	Lease of premises at 5860 and 5864 Hollis Street, Emeryville, California dated as of November 2, 2001 (with addendum) (Exhibit 10.19)17

10.19	Lease of premises at 2850 Seventh Street, Second Floor, Berkeley, California dated as of December 28, 2001 (with addendum and guaranty) (Exhibit 10.20)17

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

10.21
   Second Amended and Restated Collaboration Agreement dated January 12, 2005, by and between XOMA (US) LLC and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange
   Commission (Exhibit 10.26C)22

10.21A
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
   Amended and Restated Agreement Research, Development and Commercialization Agreement, executed November 7, 2008, by and between Novartis Vaccines and
   Diagnostics, Inc. (formerly Chiron Corporation) and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.24C)28

10.26D
   Manufacturing and Technology Transfer Agreement, executed December 16, 2008, by and between Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation)
   and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.24D)28

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
   10.39)30

10.28C	Second Amendment to Agreement dated September 15, 2008, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases (Exhibit 10.24C)31

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

10.32
   Collaboration Agreement, dated as of November 1, 2006, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit
   10.46)13

10.32A
   First Amendment to Collaboration Agreement, effective as of February 28, 2007, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and
   Exchange Commission) (Exhibit 10.48)33

10.32B
   Second Amendment to Collaboration Agreement, effective as of February 9, 2009, among Takeda Pharmaceutical Company Limited and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and
   Exchange Commission) (Exhibit 10.31B)28

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
   Exchange Commission) (Exhibit 10.35)38

10.38	At Market Issuance Sales Agreement dated July 14, 2009, between XOMA Ltd. and Wm Smith & Co. (Exhibit 10.36)23

10.38A	At Market Issuance Sales Agreement dated October 26, 2010, between XOMA Ltd. and Wm Smith & Co. and McNicholl, Lewis & Vlak LLC (Exhibit 10.1)39

10.38B	At Market Issuance Sales Agreement dated February 4, 2011, between XOMA Ltd. and McNicholl, Lewis & Vlak LLC (Exhibit 1.2)40

10.39
   Discovery Collaboration Agreement dated October 29, 2009, by and between XOMA Development Corporation and The Chemo-Sero-Therapeutic Research Institute
   (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.36) 41

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
   Exchange Commission) (Exhibit 10.38)31

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

21.1	Subsidiaries of the Company**

23.1	Consent of Independent Registered Public Accounting Firm**

31.1	Certification of Steven B. Engle, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Fred Kurland, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Steven B. Engle, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Fred Kurland, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Press Release dated March 10, 2010 previously furnished with the Form 10-K on March 10, 2011
______________________

Footnotes:

**	Previously filed with the Form 10-K on March 10, 2011.
*	Filed herewith.
1	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed February 2, 2010.
2	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-4 filed November 27, 1998, as amended.
3	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
4	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Form 8-K/A filed April 18, 2003.
5	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed February 13, 2006.
6	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed May 19, 2009.
7	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed June 10, 2009.
8	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-171429) filed December 27, 2010.
9	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended.
10	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed August 7, 2007.
11	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-151416) filed June 4, 2008.
12	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed November 6, 2007.
13	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
14	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 2 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.
15	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended.

16	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
17	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
18	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
19	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
20	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
21	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 on Form 8-K/A filed November 30, 2004.
22	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
23	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q filed November 9, 2009.
24	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 filed on December 12, 2002.
25	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 2 on Form 8-K/A filed March 19, 2004.
26	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
27	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
28	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
29	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 on Form 8-K/A filed October 26, 2004.
30	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.
31	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 4, 2010.
32	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed January 11, 2006.
33	Incorporated by reference to the referenced exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 filed on March 5, 2010.
34	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on March 5, 2010.
35	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed September 13, 2007.
36	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed October 22, 2008.
37	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed July 23, 2010.
38	Incorporated by reference to the referenced exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed on March 5, 2010.
39	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed October 26, 2010.
40	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-172197) filed February 11, 2011.
41	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Exhibit 31.1

Certification
Pursuant to Section 302 Of The Sarbanes-Oxley Act Of 2002
(Chapter 63, Title 18 U.S.C.  Section 1350(A) And (B))

I, Steven B. Engle, certify that:

1.	I have reviewed this annual report on Form 10-K/A of XOMA Ltd.;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 26, 2011	/s/ STEVEN B. ENGLE Steven B. Engle Chairman, Chief Executive Officer and President

Exhibit 31.2

Certification
Pursuant to Section 302 Of The Sarbanes-Oxley Act Of 2002
(Chapter 63, Title 18 U.S.C.  Section 1350(A) And (B))

I, Fred Kurland, certify that:

1.           I have reviewed this annual report on Form 10-K/A of XOMA Ltd.;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 26, 2011	/s/ FRED KURLAND Fred Kurland Vice President, Finance and Chief Financial Officer

Exhibit 32.1

Certification
Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002
(Chapter 63, Title 18 U.S.C.  Section 1350(A) And (B))

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. Section 1350(a) and (b)), the undersigned hereby certifies in his capacity as an officer of XOMA Ltd. (the “Company”) that the Annual Report of the Company on Form 10-K/A for the year ended December 31, 2010, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company at the end of and for the periods covered by such Report.

Date: May 26, 2011	/s/ STEVEN B. ENGLE Steven B. Engle Chairman, Chief Executive Officer and President

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

Exhibit 32.2

Certification
Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002
(Chapter 63, Title 18 U.S.C.  Section 1350(A) And (B))

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. Section 1350(a) and (b)), the undersigned hereby certifies in his capacity as an officer of XOMA Ltd. (the “Company”) that the Annual Report of the Company on Form 10-K/A for the year ended December 31, 2010, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company at the end of and for the periods covered by such Report.

Date: May 26, 2011	/s/ FRED KURLAND Fred Kurland Vice President, Finance and Chief Financial Officer

This certification will not be deemed filed for purposes of Section 18 of the Exchange Act (15 U.S.C. 78), or otherwise subject to the liability of that section.  Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.