Form 10-Q
period 2011-06-30
XOMA LTD /DE/
filed 2011-08-04
CIK 791908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2011
Common Shares, U.S. $0.0075 par value	32,554,155

XOMA Ltd.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

XOMA Ltd.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$51,157	$37,304
Trade and other receivables, net	11,059	20,864
Prepaid expenses and other current assets	807	712
Total current assets	63,023	58,880
Property and equipment, net	14,410	14,869
Other assets	2,165	503
Total assets	$79,598	$74,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,043	$3,581
Accrued liabilities	7,087	10,658
Deferred revenue	5,982	17,044
Warrant liabilities	1,395	4,245
Total current liabilities	19,507	35,528
Deferred revenue – long-term	8,665	1,086
Interest bearing obligations – long-term	27,031	13,694
Other long-term liabilities	257	353
Total liabilities	55,460	50,661

Shareholders’ equity:
Preference shares, $0.05 par value, 1,000,000 shares authorized
Series B, 8,000 designated, 0 and 2,959 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	1
Common shares, $0.0075 par value, 92,666,666 shares authorized, 32,200,731 and 28,491,318 shares outstanding at June 30, 2011 and December 31, 2010, respectively	241	214
Additional paid-in capital	891,672	876,686
Accumulated comprehensive income	1	-
Accumulated deficit	(867,776)	(853,310)
Total shareholders’ equity	24,138	23,591
Total liabilities and shareholders’ equity	$79,598	$74,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

XOMA Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
License and collaborative fees	$6,039	$150	$11,866	$339
Contract and other revenue	10,467	5,481	20,128	12,292
Royalties	19	311	126	513
Total revenues	16,525	5,942	32,120	13,144

Operating expenses:
Research and development	18,281	19,346	35,628	36,933
Selling, general and administrative	6,113	5,026	11,483	10,579
Total operating expenses	24,394	24,372	47,111	47,512

Loss from operations	(7,869)	(18,430)	(14,991)	(34,368)

Other income (expense):
Investment and interest income	18	6	28	9
Interest expense	(634)	(90)	(1,166)	(177)
Other income (expense)	355	2,950	1,678	(2,813)
Net loss before taxes	(8,130)	(15,564)	(14,451)	(37,349)

Provision for income tax expense	-	(16)	(15)	(16)

Net loss	$(8,130)	$(15,580)	$(14,466)	$(37,365)

Basic and diluted net loss per common share	$(0.27)	$(0.93)	$(0.49)	$(2.24)
Shares used in computing basic and diluted net loss per common share	29,889	16,695	29,536	16,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(14,466)	$(37,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,702	2,956
Common shares contribution to 401(k)	1,046	905
Share-based compensation expense	4,056	2,081
Accrued interest on interest bearing obligations	495	164
Revaluation of warrant liabilities	(2,850)	(1,691)
Warrant modification expense	-	4,500
Amortization of discount on long-term debt	661	-
Unrealized loss on foreign currency exchange	1,876	-
Unrealized gain on foreign exchange options	(156)	-
Other non-cash adjustments	11	12
Changes in assets and liabilities affecting cash:
Receivables	9,805	(1,285)
Prepaid expenses and other assets	(1,601)	(863)
Accounts payable and accrued liabilities	(2,505)	294
Deferred revenue	(12,382)	(1,979)
Other liabilities	(25)	(239)
Net cash used in operating activities	(13,333)	(32,510)

Cash flows from investing activities:
Net purchase of property and equipment	(2,253)	(254)
Net cash used in investing activities	(2,253)	(254)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	20,102	-
Proceeds from issuance of common shares	9,910	25,456
Payment for modification of warrants	-	(4,500)
Net cash provided by financing activities	30,012	20,956

Effect of exchange rate changes on cash	(573)	-
Net increase in cash and cash equivalents	14,426	(11,808)
Cash and cash equivalents at the beginning of the period	37,304	23,909
Cash and cash equivalents at the end of the period	$51,157	$12,101

Supplemental Cash Flow Information:
Cash paid for income taxes	$15	$16
Non-cash investing and financing activities:
Discount on long-term debt	$(8,899)	$-
Issuance and extinguishment of warrant liabilities	$-	$1,767
Interest added to principal balance on Novartis note	$170	$164

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of June 30, 2011, the consolidated results of the Company’s operations for the three and six months ended June 30, 2011 and 2010, and the Company’s cash flows for the six months ended June 30, 2011 and 2010. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an on-going basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, long-lived assets, warrant liabilities, derivative instruments and share-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

Concentration of Risk

Cash equivalents and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents such as money market funds. The Company has not encountered such issues during 2011.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the six months ended June 30, 2011, two customers represented 57% and 38% of total revenue and 54% and 45% of the accounts receivable balance.

For the six months ended June 30, 2010, two different customers represented 63% and 23% of total revenues. As of December 31, 2010, there were receivables outstanding from two customers representing 72% and 23% of the accounts receivable balance.

Recent Accounting Pronouncements

In June of 2011, Accounting Standards Codification Topic 220, Comprehensive Income was amended to increase the prominence of items reported in other comprehensive income. Accordingly, a company can present all nonowner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements The Company plans to adopt this guidance as of January 1, 2012 on a retrospective basis and does not expect the adoption thereof to have a material effect on the Company’s consolidated financial statements.

In May of 2011, Accounting Standards Codification Topic 820, Fair Value Measurement was amended to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The Company plans to adopt this guidance as of January 1, 2012 on a prospective basis and does not expect the adoption thereof to have a material effect on the Company’s consolidated financial statements.

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

3.  Condensed Consolidated Financial Statement Detail

Comprehensive Loss

Unrealized gain on the Company’s available-for-sale securities is included in accumulated comprehensive income. Comprehensive loss and its components for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(8,130)	$(15,580)	$(14,466)	$(37,365)
Unrealized gain on available-for-sale securities	1	-	1	-
Comprehensive loss	$(8,129)	$(15,580)	$(14,465)	$(37,365)

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

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is anti-dilutive. The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Options for common shares	3,833	1,478	3,711	1,223
Convertible preference shares	17	254	135	254
Warrants for common shares	1,607	1,607	1,607	1,607
Total	5,457	3,339	5,453	3,084

For the three and six months ended June 30, 2011 and 2010, all outstanding securities were considered anti-dilutive, and therefore the calculations of basic and diluted net losses per share were the same.

Cash and Cash Equivalents

At June 30, 2011, cash equivalents consisted of demand deposits, money market funds and treasury bonds with maturities of less than 90 days at the date of purchase. At December 31, 2010, cash equivalents consisted of demand deposits, money market funds and repurchase agreements with maturities of less than 90 days at the date of purchase.

The treasury bond held in cash and cash equivalents is classified as an available-for-sale security and is stated at fair value, with unrealized gains and losses, net of tax, if any, reported in other comprehensive income. The estimate of fair value is based on publicly-available market information. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment and interest income. The cost of investments sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are also included in investment and interest income.

Cash and cash equivalent balances were recorded at fair value as follows as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash	$15,548	$-	$-	$15,548
Cash equivalents	35,608	1	-	35,609
Total cash and cash equivalents	$51,156	$1	$-	$51,157

	December 31, 2010
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash	$29,536	$-	$-	$29,536
Cash equivalents	7,768	-	-	7,768
Total cash and cash equivalents	$37,304	$-	$-	$37,304

Foreign Exchange Options

The Company holds debt and may incur expenses denominated in foreign currencies, which exposes it to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and the Euro. The Company is required to make principal and accrued interest payments in Euros on its €15.0 million loan from Les Laboratoires Servier (“Servier”) (refer to Note 6 below). In order to manage its foreign currency exposure related to these payments, in May of 2011, the Company entered into two foreign exchange option contracts to buy €15.0 million and €1.5 million on January 2016 and January 2014, respectively. By having these option contracts in place, the Company’s foreign exchange rate risk is reduced if the U.S. dollar weakens against the Euro. However, if the U.S. dollar strengthens against the Euro, the Company is not required to exercise these options, but will not receive any refund on premiums paid.

Upfront premiums paid on these foreign exchange option contracts totaled $1.5 million. The fair values of these option contracts are re-valued at each reporting period and are estimated based on pricing models using readily observable inputs from actively quoted markets. The fair values of these option contracts are included in other assets on the condensed consolidated balance sheet and changes in fair value on these contracts are included in other income (expense) on the condensed consolidated statements of operations. The foreign exchange options were revalued at June 30, 2011 and had an aggregate fair value of $1.7 million, and the Company recognized a gain of $0.2 million related to the revaluation for the three and six months ended June 30, 2011.

Receivables

Receivables consisted of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Trade receivables, net	$8,257	$20,309
Other receivables	2,802	555
Total	$11,059	$20,864

Property and Equipment

Property and equipment consisted of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Furniture and equipment	$32,827	$31,700
Buildings, leasehold and building improvements	21,481	21,463
Construction-in-progress	943	203
Land	310	310
	55,561	53,676
Less: Accumulated depreciation and amortization	(41,151)	(38,807)
Property and equipment, net	$14,410	$14,869

Depreciation expense was $1.4 million and $2.7 million for the three and six months ended June 30, 2011, respectively, compared with $1.4 million and $3.0 million, respectively, for the same periods in 2010.

Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Accrued payroll and other benefits	$2,709	$2,752
Accrued management incentive compensation	2,253	4,982
Accrued professional fees	709	1,020
Accrued clinical trial costs	224	1,020
Other	1,192	884
Total	$7,087	$10,658

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

•
Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by readily observable market data for substantially the full term of the assets or liabilities; or

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following tables set forth the Company’s fair value hierarchy for its financial assets (cash equivalents) and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

Financial assets and liabilities carried at fair value as of June 30, 2011 and December 31, 2010 were classified as follows (in thousands):

	Fair Value Measurements at June 30, 2011 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Treasury Bond (1)	$10,517	$-	$-	$10,517
Money market funds (1)	25,092	-	-	25,092
Foreign exchange options	-	1,657	-	1,657
Total	$35,609	$1,657	$-	$37,266

Liabilities:
Warrant liabilities	$-	$-	$1,395	$1,395

	Fair Value Measurements at December 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Repurchase agreements (1)	$1,428	$-	$-	$1,428
Money market funds (1)	6,340	-	-	6,340
Total	$7,768	$-	$-	$7,768

Liabilities:
Warrant liabilities	$-	$-	$4,245	$4,245

(1) Included in cash and cash equivalents

The fair value of the foreign exchange options at June 30, 2011 was determined using readily observable market inputs from actively quoted markets obtained from various third party data providers. These inputs, such as spot rate, forward rate and volatility have been derived from readily observable market data, meeting the criteria for Level 2 in the fair value hierarchy.

The fair value of the warrant liabilities at June 30, 2011 and December 31, 2010 was determined using the Black-Scholes Model, which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop.

The fair value of the warrant liabilities was estimated using the following range of assumptions at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Expected volatility	101.3 - 102.3%	93.5 - 94.9%
Risk-free interest rate	0.8%	2.0%
Expected term	3.5 - 3.6 years	3.9 - 4.1 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2011 (in thousands):

Warrant Liabilities at June 30, 2011
Balance at December 31, 2010	$4,245
Net decrease in fair value of warrant liabilities on revaluation	(2,850)
Balance at June 30, 2011	$1,395

For the three and six months ended June 30, 2011, the Company recognized net decreases of $0.5 million and $2.9 million, respectively, in the estimated fair value of the warrant liabilities resulting in recognized gains in the other income (expense) line of the condensed consolidated statements of operations.

For the three and six months ended June 30, 2010, the Company recognized net decreases of $3.0 million and $1.7 million, respectively, in the estimated fair value of the warrant liabilities resulting in recognized gains in the other income (expense) line of the condensed consolidated statements of operations.

5.  Licensing, Collaborative and Other Arrangements

Servier

In December of 2010, the Company entered into a license and collaboration agreement with Servier, to jointly develop and commercialize XOMA 052 in multiple indications, which provided for a non-refundable upfront payment of $15.0 million that was received by the Company in January of 2011. The upfront payment will be recognized over the estimated eight month period that the initial group of deliverables will be provided to Servier. The Company recognized $5.5 million and $11.0 million in revenue relating to this upfront payment during the three and six months ended June 30, 2011, respectively. In addition, the Company received a loan of €15.0 million, which was fully funded in January of 2011, with the proceeds converting to $19.5 million at the date of funding (refer to Note 6 below). Also, the Company retains development and commercialization rights for Behcet's uveitis and other inflammatory and oncology indications in the U.S. and Japan, and an option to reacquire rights to diabetes and cardiovascular disease indications from Servier in these territories. Servier will fully fund activities to advance the global clinical development and future commercialization of XOMA 052 in diabetes and cardiovascular related diseases, as well as the first $50.0 million of future XOMA 052 global clinical development and chemistry and manufacturing controls expenses and 50% of further expenses for the Behcet's uveitis indication, which is expected to advance into Phase 3 development in 2012. For the three and six months ended June 30, 2011, the Company recorded revenue of $10.1 million and $17.7 million, respectively, under this agreement, which included the revenue relating to the upfront payment.

Merck/Schering-Plough

In May of 2006, the Company entered into a fully funded collaboration agreement with Schering-Plough Research Institute, a division of Schering Corporation, now a subsidiary of Merck (“Merck/Schering-Plough”) for therapeutic monoclonal antibody discovery and development. Under the agreement, Merck/Schering-Plough made up-front, annual maintenance and milestone payments to the Company, funded its research and development activities related to the agreement and would have paid royalties on sales of products resulting from the collaboration. During the collaboration, the Company discovered therapeutic antibodies against multiple targets selected by Merck/Schering-Plough using multiple human antibody phage display libraries, optimized antibodies through affinity maturation or other protein engineering, used the Company’s proprietary HE™ technology to humanize antibody candidates generated by hybridoma techniques, performed preclinical studies to support regulatory filings, developed cell lines and production processes and produced antibodies for initial clinical trials. Merck/Schering-Plough selected the first target at the inception of the agreement and, in December of 2006, exercised its right to initiate the additional discovery and development programs.  In January of 2011, the Company successfully completed the contract services it had agreed to perform under the collaboration agreement with Merck/Schering-Plough.

6.  Long-Term Debt and Other Financings

Long-Term Debt

Novartis Note

In May of 2005, the Company executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June of 2015. Under this note agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.39% at June 30, 2011, and is payable semi-annually in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50.0 million. The Company has made this election for all interest payments thus far. Loans under the note agreement are secured by the Company’s interest in the collaboration with Novartis, including any payments owed to it thereunder.

At June 30, 2011 and December 31, 2010, the outstanding principal balance under this note agreement was $13.9 million and $13.7 million, respectively. Pursuant to the terms of the arrangement as restructured in November of 2008, the Company will not make any additional borrowings under the Novartis note. Due to the structure of the secured note agreement with Novartis and since there is no liquid market for this obligation, there is no practical method to estimate fair value of this long-term debt.

Servier Loan

In December of 2010, in connection with the license and collaboration agreement entered into with Servier (see footnote 5), the Company executed a loan agreement with Servier, which provided for an advance of up to €15.0 million. The loan was fully funded in January of 2011, with the proceeds converting to approximately $19.5 million. The loan is secured by an interest in XOMA’s intellectual property rights to all XOMA 052 indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period was 3.22%. The interest rate has been reset to 3.83% for six-month period from July 2011 through January 2012. Interest is payable semi-annually; however, the loan agreement provides for a deferral of interest payments over a period specified in the agreement. During the deferral period, accrued interest will be added to the outstanding principal amount for the purpose of interest calculation for the next six-month interest period. On the repayment commencement date, all unpaid and accrued interest shall be paid to Servier and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. The loan matures in 2016; however, after a specified period prior to final maturity, the loan is to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under the Company’s collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments the Company receives from any third party collaboration or development partner for rights to XOMA 052 in the U.S. and/or Japan.  In addition, the loan becomes immediately due and payable upon certain customary events of default. At June 30, 2011, the outstanding principal balance under this loan was $21.6 million.  For the three and six months ended June 30, 2011, the Company recorded unrealized foreign exchange losses of $0.5 million and $2.1 million, respectively, related to the re-measurement of the loan as of June 30, 2011.

The loan has a stated interest rate lower than the market rate based on comparable loans held by similar companies, which represents additional value to the Company. The Company recorded this additional value as a discount to the face value of the loan amount, at its fair value of $8.9 million. The fair value of this discount, which was determined using a discounted cash flow model, represents the differential between the stated terms and rates of the loan, and market rates. Based on the association of the loan with the collaboration arrangement, the Company recorded the offset to this discount as deferred revenue.

The loan discount is amortized under the effective interest method over the expected five-year life of the loan.  The Company recorded non-cash interest expense of $0.4 million and $0.7 million during the three and six months ended June 30, 2011, respectively, resulting from the amortization of the loan discount. At June 30, 2011, the net carrying value of the loan was $13.2 million.

The Company believes that realization of the benefit and the associated deferred revenue is contingent on the loan remaining outstanding over the five-year contractual term of the loan. If the Company were to stop providing service under the collaboration arrangement and the arrangement is terminated, the maturity date of the loan would be accelerated and a portion of measured benefit would not be realized. As the realization of the benefit is contingent, in part, on the provision of future services, the Company is recognizing the deferred revenue over the expected five-year life of the loan. The deferred revenue is amortized under the effective interest method, and the Company recorded $0.4 million and $0.7 million of related non-cash revenue during the three and six months ended June 30, 2011, respectively.

Interest Expense

Interest expense for the Novartis note and Servier loan are shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest expense
Novartis note	$85	$83	$169	$165
Servier loan	538	-	980	-
Other	11	7	17	12
Total interest expense	$634	$90	$1,166	$177

Other Financings

ATM Agreements

In the third quarter of 2010, the Company entered into an At Market Issuance Sales Agreement (the “2010 ATM Agreement”), with Wm Smith & Co. and McNicoll, Lewis & Vlak LLC (the “Agents”), under which the Company could sell common shares from time to time through the Agents, as its agents for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that could be sold under its registration statement on Form S-3 (File No. 333-148342) filed with the SEC on December 26, 2007. The Agents could sell the common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker.  The Agents could also sell the common shares in privately negotiated transactions, subject to the Company’s prior approval.  The Company paid the Agents, collectively, a commission equal to 3% of the gross proceeds of the sales price of all common shares sold through them as sales agents under the 2010 ATM Agreement.  From the inception of the 2010 ATM Agreement through May of 2011, the Company sold a total of 7,560,862 common shares under this agreement for aggregate gross proceeds of $34.0 million, including 821,386 common shares sold in 2011 for aggregate gross proceeds of $4.4 million. Total offering expenses incurred related to sales under the 2010 ATM Agreement from inception to May of 2011 were $1.0 million, including $0.1 million incurred in 2011. In May of 2011, the 2010 ATM Agreement expired by its terms, and there will be no further issuances under this facility.

On February 4, 2011, the Company entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”), with McNicoll, Lewis & Vlak LLC (“MLV”), under which the Company may sell common shares from time to time through MLV, as its agent for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that can be sold under the Company’s registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011 and amended on March 10, 2011 and June 3, 2011, which was declared effective by the SEC on June 6, 2011. MLV may sell the common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. MLV may also sell the common shares in privately negotiated transactions, subject to the Company’s prior approval. The Company will pay MLV a commission equal to 3% of the gross proceeds of the sales price of all common shares sold through them as sales agent under the 2011 ATM Agreement. From the inception of the 2011 ATM Agreement through June 30, 2011, the Company sold a total of 2,398,017 common shares under this agreement for aggregate gross proceeds of $5.9 million, of which $3.7 million of cash was received in June of 2011 with the remaining $2.2 million of cash received in July of 2011. Total offering expenses incurred related to sales under the 2011 ATM Agreement from inception to June 30, 2011 were $0.2 million.

7.  Income Taxes

Income tax expense was not material for the three and six months ended June 30, 2011 or the comparable periods in 2010. The Company’s effective tax rate will fluctuate from period to period due to several factors inherent in the nature of the Company’s operations and business transactions. The factors that most significantly impact this rate include the variability of licensing transactions in foreign jurisdictions.

8.  Share-Based Compensation

In December of 2010, the Board of Directors of the Company approved a company-wide grant of share options under the Company’s 2010 Long Term Incentive and Share Award Plan (“LTIP”) and, in the first quarter of 2011, the options for 1,430,840 shares became effective. 1,040,220 of these options were granted subject to shareholder approval of an increase in the number of shares available under the LTIP. On May 26, 2011, shareholder approval was obtained at the Company’s annual general meeting of shareholders. A cumulative adjustment of $1.3 million was recorded in the second quarter of 2011 to reflect the share-based compensation expense that would have been recorded from the conditional grant date to the shareholder approval date. The adjustment was based on the fair value of these options at the date of shareholder approval and calculated using the closing share price and expected term on that date. The remaining assumptions included in the calculation were the same assumptions used for the second quarter option grants. A portion of the 2011 annual options granted include immediate vesting terms with the remainder of the options vesting monthly over two years for employees and one year for directors.

As of June 30, 2011, the Company had approximately 4,562,486 common shares reserved for future issuance under its share option plans and Employee Share Purchase Plan (“ESPP”).

The following table shows total share-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	$885	$629	$1,946	$1,086
Selling, general and administrative	1,399	490	2,110	995
Total share-based compensation expense	$2,284	$1,119	$4,056	$2,081

The valuation of share-based compensation awards is determined at the date of grant using the Black-Scholes Model. This model requires inputs such as the expected term of the option, expected volatility and risk-free interest rate. Further, the forfeiture rate also affects the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of the expected term, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on United States Treasury zero-coupon issues. The fair value of share-based awards was estimated based on the following weighted average assumptions for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Dividend yield	0%	0%	0%	0%
Expected volatility	87%	79%	87%	79%
Risk-free interest rate	1.76%	1.80%	1.87%	2.52%
Expected term	5.6 years	5.6 years	5.3 years	5.6 years

Share option activity for the six months ended June 30, 2011 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2010	2,331,450	$25.36	7.71	$99
Granted	1,806,040	5.24
Forfeited, expired or cancelled	(85,988)	51.89
Options outstanding at June 30, 2011	4,051,502	$15.83	8.27	$1
Options exercisable at June 30, 2011	2,308,248	$22.33	7.63	$-

9.  Share Capital

Series B Preference Shares

In December of 2003, the Company issued 2,959 Series B preference shares to Genentech, Inc. in repayment of $29.6 million of the outstanding balance under a convertible subordinated debt agreement. Pursuant to the rights of the Series B preference shares, the holder of Series B preference shares was not entitled to receive any dividends on the Series B preference shares. The Series B preference shares ranked senior with respect to rights on liquidation, winding-up and dissolution of the Company to all classes of common shares. Upon any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holder of Series B preference shares would have been entitled to receive $10,000 per Series B preference share (or $29.6 million in the aggregate) before any distribution was made on the common shares. The holder of the Series B preference shares had no voting rights, except as required under Bermuda law.

The holder of Series B preference shares had the right to convert Series B preference shares into common shares at a conversion price equal to $116.25 per common share, subject to adjustment in certain circumstances.

In April of 2011, the 2,959 Series B convertible preference shares were converted by Genentech into 254,560 common shares. The $29.6 million liquidation preference associated with the Series B preference shares was eliminated as a result of this conversion.

10.  Legal Proceedings, Commitments and Contingencies

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, the Company and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of pending cases to seventy five.  The cases have been consolidated as a coordinated proceeding.  All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs' treatment with RAPTIVA®.  On July 15, 2011, the Court dismissed with prejudice one of the cases in this coordinated proceeding, White v. Genentech, Inc., et al, Case No. RG-09-484026.  The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to these matters. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

On August 4, 2010, a petition was filed in the District Court of Dallas County, Texas in a case captioned McCall v. Genentech, Inc., et al., No. 10-09544.  The defendants filed a Notice of Removal to the United States District Court for the Northern District of Texas on September 3, 2010.  The removed case is captioned McCall v. Genentech, Inc., et al., No. 3:10-cv-01747-B. The parties have fully briefed the plaintiff’s Motion to Remand and are awaiting a final ruling from the Court.  The petition asserts personal injury claims against Genentech, the Company, and others arising out of the plaintiff’s treatment with RAPTIVA®.  The petition alleges claims based on negligence, strict liability, misrepresentation and suppression, conspiracy, and actual and constructive fraud.  The petition seeks compensatory damages and punitive damages in an unspecified amount.  On June 6, 2011, the Court dismissed plaintiff’s claims of negligent misrepresentation, fraud, and conspiracy.  The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to this matter. The Company believes the claims against it to be without merit and intends to defend against them vigorously

On January 7, 2011, a complaint was filed in the United States District Court for the Northern District of Texas in a case captioned Massa v. Genentech, Inc., et al., No. 4:11CV70.  On January 11, 2011, a complaint was filed in the United States District Court for the District of Massachusetts in a case captioned Sylvia, et al. v. Genentech, Inc., et al., No. 1:11-cv-10054-MLW. These two complaints allege the same claims against Genentech, the Company and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above. The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to these matters. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

On April 8, 2011, four complaints were filed in the United States District Court for the Eastern District of Michigan.  The cases are captioned:  Muniz v. Genentech, et al., 5:11-cv-11489-JCO-RSW; Tifenthal v. Genentech, et al., 2:11-cv-11488-DPH-LJM; Blair v. Genentech, et al., 2:11-cv-11463-SFC-MJH; and Marsh v. Genentech, et al., 2:11-cv-11462-RHC-MKM.  The complaints allege the same claims against Genentech, the Company and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above.  All four cases have been transferred to the United States District Court for the Western District of Michigan.  Genentech and the Company have filed Motions to Dismiss all four actions and are awaiting a decision from the Court.  The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to this matter. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts in our condensed consolidated financial statements and accompanying notes. On an on-going basis, we evaluate our estimates including, but not limited to, those related to terms of revenue recognition, long-lived assets, derivative instruments, warrant liabilities and share-based compensation. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

Overview

We are a leader in the discovery, development and manufacture of therapeutic antibodies designed to treat inflammatory, autoimmune, infectious and oncological diseases. Our proprietary development pipeline includes XOMA 052, an antibody that inhibits interleukin-1 beta (“IL-1 beta”) which is expected to advance into Phase 3 development for the treatment of Behcet’s uveitis in 2011 and Phase 2 development for cardiovascular disease in 2012; XOMA 3AB, a biodefense anti-botulism product candidate comprised of a combination, or cocktail, of antibodies; and preclinical antibody discovery programs in several indications, including autoimmune, cardio-metabolic, inflammatory, and oncological diseases. We have a fully integrated product development platform, extending from preclinical science, clinical development to scale-up development, and manufacturing.

In December of 2010, we entered into a license and collaboration agreement with Les Laboratoires Servier (“Servier”), to jointly develop and commercialize XOMA 052 in multiple indications. XOMA 052 is designed to inhibit the pro-inflammatory cytokine IL-1 beta that is believed to be a primary trigger of pathologic inflammation in multiple diseases.

Our biodefense initiatives currently include a $65.0 million multiple-year contract funded by the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), to support our ongoing development of anti-botulism antibody product candidates, of which the first, XOMA 3AB, is in a Phase 1 clinical trial. This contract is the third that NIAID has awarded us for the development of botulinum antitoxins and brings the program’s total awards to nearly $100.0 million. We also develop products with premier pharmaceutical companies including Novartis AG (“Novartis”) and Takeda Pharmaceutical Company Limited (“Takeda”).

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

Significant Developments in the First Six Months of 2011

XOMA 052

•
In December of 2010, we entered into an agreement with Servier to jointly develop and commercialize XOMA 052 in multiple indications, which provided for a non-refundable upfront payment of $15.0 million that we received in January of 2011. In connection with this agreement, Servier will fully fund the first $50.0 million of future XOMA 052 global clinical development and chemistry and manufacturing controls (“CMC”) expenses, and 50% of further expenses, for the Behcet's uveitis indication, which is expected to advance into Phase 3 development in 2011.

•	In January of 2011, we received the full €15.0 million advance allowed under our loan agreement with Servier dated December 30, 2010, converting to U.S. dollar proceeds of approximately $19.5 million.

•
In March of 2011, we announced that our Phase 2b trial of XOMA 052 in Type 2 diabetes in 421 patients did not achieve the primary endpoint of reduction in hemoglobin A1c (“HbA1c”) after six monthly treatments with XOMA 052 compared to placebo. Significant decreases were observed in C-reactive protein (“CRP”), a biomarker for the risk of heart attack, stroke and other cardiovascular diseases, in all dose groups versus placebo. In addition, significant improvements in high-density lipoprotein (“HDL”), or “good” cholesterol, were observed in two of four XOMA 052 dose groups versus placebo. XOMA 052 was well-tolerated in this trial, with no serious drug-related adverse events and a safety profile consistent with previous trials.

•
In June of 2011, we announced top line trial results from our six-month Phase 2a trial in 74 patients where XOMA 052 was shown to be well-tolerated with no significant differences in adverse events between XOMA 052 and placebo. Evidence of biological activity was observed including a reduction in CRP. There were no differences in glycemic control between the drug and placebo groups as measured by HbA1c levels.

XOMA 3AB

•
In May of 2011, the National Institute of Allergy and Infectious Diseases (“NIAID”), part of the National Institutes of Health (“NIH”), informed us that it is initiating a Phase 1 trial of XOMA 3AB, a novel formulation of three antibodies designed to prevent and treat botulism poisoning. This double-blind, dose-escalation study in approximately 24 healthy volunteers is designed to assess the safety and tolerability, and determine the pharmacokinetic profile, of XOMA 3AB.

Preclinical Pipeline

•
In June of 2011, we announced our discovery of two new classes of fully-human monoclonal antibodies, XMetA and XMetS, which activate or sensitize the insulin receptor in vivo, each representing a distinct new therapeutic approach to the treatment of patients with diabetes. Studies of XMetA demonstrated that it reduced fasting blood glucose levels and improved glucose tolerance in a mouse model of diabetes. After six weeks of treatment, there was a statically significant reduction in HbA1c levels, a standard measure of average blood glucose levels over time, in mice treated with XMetA compared to a control group, and there was a statistically significant reduction in elevated non-HDL cholesterol levels. Studies of XMetS showed enhanced insulin sensitivity and statistically significant improvements in fasting blood glucose levels and glucose tolerance in mice treated with XMetS as compared to a control group, and there was a statistically significant reduction in elevated non-HDL cholesterol levels. These data were presented at the American Diabetes Association’s 71st Scientific Sessions.

Financing-Related

•
In the first half of 2011, we sold 821,386 common shares through Wm Smith & Co. (“Wm Smith”) and McNicoll, Lewis & Vlak LLC (“MLV”) under our At Market Issuance Sales Agreement dated October 26, 2010 (the “2010 ATM Agreement”), for aggregate gross proceeds of $4.4 million, and 2,398,017 common shares through MLV under our At Market Issuance Sales Agreement dated February 4, 2011 (the “2011 ATM Agreement”), for aggregate gross proceeds of $5.9 million, of which $3.7 million of cash was received in June of 2011 with the remaining $2.2 million of cash received in July of 2011.

•
In April of 2011, the 2,959 Series B convertible preference shares previously issued to Genentech, Inc. were converted by Genentech into 254,560 common shares, and the associated liquidation preference of $29.6 million was eliminated.

•
In May of 2011, we entered into two foreign exchange options contracts in order to manage our foreign currency exposure relating to principal and interest payments on our €15.0 million loan from Servier. Upfront premiums paid on these contracts totaled $1.5 million.

Results of Operations

Revenues

Total revenues for the three and six months ended June 30, 2011 and 2010, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
License and collaborative fees	$6,039	$150	$11,866	$339
Contract and other revenue	10,467	5,481	20,128	12,292
Royalties	19	311	126	513
Total revenues	$16,525	$5,942	$32,120	$13,144

License and Collaborative Fees

License and collaborative fee revenue includes fees and milestone payments related to the out-licensing of our products and technologies. License and collaborative fee revenue increased by $5.9 million and $11.5 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. These increases were primarily due to $5.5 million and $11.0 million in revenue recognized in the three and six months ended June 30, 2011, respectively, related to the collaboration and loan agreements with Servier to jointly develop and commercialize XOMA 052 in multiple indications. The generation of future revenue related to license fees and other collaborative arrangements is dependent on our ability to attract new licensees to our antibody and bacterial cell expression technologies and new collaboration partners. In connection with the collaboration agreement with Servier, we expect to experience an increase in these revenues for 2011 compared to 2010.

Contract and Other Revenue

Contract and other revenue includes agreements where we provide contracted research and development and manufacturing services to our contract and collaboration partners, including NIAID and Servier. The following table shows the activity in contract and other revenue for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
NIAID	$5,368	$4,783	$585	$12,252	$8,294	$3,958
Servier	4,592	-	4,592	6,674	-	6,674
Takeda	296	266	30	584	3,026	(2,442)
Other	211	432	(221)	618	972	(354)
Total revenues	$10,467	$5,481	$4,986	$20,128	$12,292	$7,836

The increase in revenue from our NIAID Contract No. HHSN272200800028C (“NIAID 3”) was due to increased activity under the contract. XOMA 052 clinical development and CMC activity under the collaboration with Servier also contributed to the increase in contract revenue. Partially offsetting these increases was a decrease in revenue from our Takeda contracts in 2011 as a result of the cessation of certain Takeda programs in 2010.

Based on expected levels of revenue generating activity related to our NIAID 3 and Servier contracts, we expect contract and other revenue to increase in 2011 compared to 2010.

Royalties

Revenue from royalties decreased by $0.3 million and $0.4 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, primarily due to the sale of our CIMZIA® royalty interest in the third quarter of 2010. Royalties earned from sales of CIMZIA® were $0.3 million and $0.5 million for the three and six months ended June 30, 2010. We will not receive any further royalties on sales of CIMZIA®.

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

Research and development expenses were $18.3 million and $35.6 million for the three and six months ended June 30, 2011, respectively, compared with $19.3 million and $36.9 million for the same periods of 2010. The decreases of $1.0 million and $1.3 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010, were primarily due to decreased spending on XOMA 052-related clinical trials as the Phase 2 clinical program in Type 2 diabetes is nearing completion. Partially offsetting this decrease was an increase in spending on NIAID 3 in the first two quarters of 2011 due to increased activity under the contract.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $8.8 million and $17.6 million in research and development salaries and employee-related expenses for the three and six months ended June 30, 2011, respectively, as compared with $7.3 million and $14.4 million for the same periods of 2010. The increases of $1.5 million and $3.2 million were primarily due to an increase in salaries and benefits of $1.1 million and $2.2 million for the three and six months ended June 30, 2011, respectively, from a higher employee headcount related to manufacturing, and an increase in share-based compensation of $0.3 million and $0.9 million, respectively, for the same periods.

Our research and development activities can be divided into earlier stage programs and later stage programs. Earlier stage programs include molecular biology, process development, pilot-scale production and preclinical testing. Also included in earlier stage programs are costs related to excess manufacturing capacity, which we expect will decrease in 2011 due to the execution of the collaboration agreement with Servier, resulting in increased manufacturing capacity requirements. Later stage programs include clinical testing, regulatory affairs and manufacturing clinical supplies. The approximate costs associated with these programs for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Earlier stage programs	$13,348	$12,566	$26,305	$23,740
Later stage programs	4,933	6,780	9,323	13,193
Total	$18,281	$19,346	$35,628	$36,933

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The approximate costs related to internal projects and collaborative and contract arrangements for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Internal projects	$12,051	$14,838	$20,937	$28,524
Collaborative and contract arrangements	6,230	4,508	14,691	8,409
Total	$18,281	$19,346	$35,628	$36,933

For the three and six months ended June 30, 2011, each of the two programs upon which we incurred the largest amount of expense (NIAID and XOMA 052) accounted for more than 20% but less than 30% of our total research and development expense. All remaining development programs accounted for less than 10% of our total research and development expense for the three and six months ended June 30, 2011. For the three and six months ended June 30, 2010, the program upon which we incurred the largest amount of expense (XOMA 052) accounted for more than 30% but less than 40%, and NIAID accounted for more than 20% but less than 30% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expense for the three and six months ended June 30, 2010.

We expect our research and development spending in 2011 compared to 2010 will increase primarily due to increased activity associated with the expected initiation in 2011 of our Phase 3 clinical program for XOMA 052 for the Behcet's uveitis indication under our collaboration agreement with Servier.

Future research and development spending may be impacted by potential new licensing or collaboration or development arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. Selling, general and administrative expenses were $6.1 million and $11.5 million for the three and six months ended June 30, 2011, respectively, compared with $5.0 million and $10.6 million for the same periods of 2010. The increases of $1.1 million and $0.9 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods of 2010, were primarily due to increases in share-based compensation of $0.9 million and $1.1 million, respectively, and increases in professional fees of $0.4 million and $0.2 million, respectively, primarily relating to higher consulting service costs, partially offset by decreases due to our continued focus on cost control.

Other Income (Expense)

Interest expense was $0.6 million and $1.2 million for the three and six months ended June 30, 2011, respectively, compared to $0.1 million and $0.2 million for the same periods of 2010. The increases in interest expense of $0.5 million and $1.0 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods of 2010, were primarily due to interest expense incurred as a result of the loan with Servier, which was funded in January of 2011. Refer to Liquidity and Capital Resources: Servier Loan below for further discussion of the loan with Servier.

Other income (expense) primarily consisted of gains (losses) on revaluation of warrant liabilities and unrealized and realized gains (losses). The following table shows the activity in other income (expense) for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
Other income (expense)
Gain on warrant revaluation	$459	$2,951	$(2,492)	$2,850	$1,691	$1,159
Unrealized foreign exchange loss (1)	(257)	-	(257)	(1,874)	-	(1,874)
Realized foreign exchange gain (2)	(4)	(1)	(3)	556	(2)	558
Unrealized gain on foreign exchange options	157	-	157	157	-	157
Warrant modification expense	-	-	-	-	(4,500)	4,500
Other	-	-	-	(11)	(2)	(9)
Total other income (expense)	$355	$2,950	$(2,595)	$1,678	$(2,813)	$4,491

(1)	Unrealized foreign exchange loss for the three and six months ended June 30, 2011 primarily relates to losses on the re-measurement of the €15 million Servier loan.
(2)	Realized foreign exchange gain for the six months ended June 30, 2011 primarily relates to the conversion into U.S. dollars of the €15 million cash proceeds received from Servier in January of 2011.

Warrant Liabilities

In February of 2010, we issued warrants to purchase 1,260,000 of XOMA’s common shares in connection with an underwritten offering. We have accounted for the warrants issued in February of 2010 as a liability at fair value. At December 31, 2010, the fair value of the warrant liabilities was $3.5 million, estimated using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). We revalued the warrant liability at June 30, 2011 using the Black-Scholes Model and recorded decreases in the fair value of $0.4 million and $2.3 million for the three and six months ended June 30, 2011, respectively, as gains in the other income (expense) line of our condensed consolidated statement of operations. As of June 30, 2011, all of these warrants were outstanding and the fair value of the warrant liability was $1.2 million.

In June of 2009, we issued warrants to certain institutional investors as part of a registered direct offering. The warrants represent the right to acquire an aggregate of up to 347,826 common shares over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share. We have accounted for the warrants issued in June of 2009 as a liability at fair value. At December 31, 2010, the fair value of the warrant liabilities was $0.8 million, estimated using the Black-Scholes Model. We revalued the warrant liability at June 30, 2011 using the Black-Scholes Model and recorded decreases in the fair value of $0.1 million and $0.5 million for the three and six months ended June 30, 2011, respectively, as gains in the other income (expense) line of our condensed consolidated statement of operations. As of June 30, 2011, all of these warrants were outstanding and the fair value of the warrant liability was $0.2 million.

Income Taxes

Income tax expense was not material for the three and six months ended June 30, 2011 and 2010.

Accounting Standards Codification Topic 740, Income Taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and carry-back potential, we have determined that total deferred tax assets should be fully offset by a valuation allowance.

We did not have unrecognized tax benefits as of June 30, 2011 and do not expect this to change significantly over the next twelve months. We will recognize future interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2011, we have not accrued interest or penalties related to uncertain tax positions.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2011 were $51.2 million compared with $37.3 million at December 31, 2010. Net cash used in operating activities was $13.3 million for the six months ended June 30, 2011, compared with $32.5 million for the same period in 2010. The decrease in cash used in operations for the six months ended June 30, 2011, as compared to same period of 2010, was primarily due to an increase in revenue receipts for license and collaborative fees, including the receipt of the $15.0 million license fee as consideration for the collaboration with Servier, and the timing of collections of accounts receivable and payment of accounts payable.

In the first half of 2011, net accounts payable and accrued liabilities decreased by $2.5 million primarily due to the payment in the period of employee bonuses for 2010.

Comparatively, for the six months ended June 30, 2010, trade and other receivables increased by $1.3 million primarily a result of increased activity related to NIAID 3 and deferred revenue decreased by $2.0 million primarily due to a decline in advance billings resulting from decreased activity under our collaboration contracts and the accelerated recognition of the remaining $1.1 million of the unamortized balance in deferred revenue pertaining to a discontinued discovery and development program under our collaboration with Takeda.

Net cash used in investing activities was $2.3 million for the six months ended June 30, 2011, compared with $0.3 million for the same period of 2010. Cash used in investing activities for the six months ended June 30, 2011 and 2010 consisted of fixed asset purchases relating to CMC activity.

Net cash provided by financing activities was $30.0 million for the six months ended June 30, 2011, compared with $21.0 million for the same period of 2010. Cash provided by financing activities in the first half of 2011 related to proceeds received from the incurrence of the Servier loan for $20.1 million and the issuance of common shares for $9.9 million under the 2010 ATM Agreement and 2011 ATM Agreement. Cash provided by financing activities in the first half of 2010 related to proceeds of $25.5 million received from the issuance of common shares, partially offset by $4.5 million paid to the holders of warrants issued in June of 2009 upon modification of the terms.

Foreign Exchange Options

We hold debt and may incur expenses denominated in foreign currencies, which exposes us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and the Euro. We are required to make principal and accrued interest payments in Euros on our €15.0 million loan from Servier. In order to manage our foreign currency exposure related to these payments, in May of 2011, we entered into two foreign exchange option contracts to buy €15.0 million and €1.5 million on January 2016 and January 2014, respectively. By having these option contracts in place, our foreign exchange rate risk is reduced if the U.S. dollar weakens against the Euro. However, if the U.S. dollar strengthens against the Euro, we are not required to exercise these options, but will not receive any refund on premiums paid.

Upfront premiums paid on these foreign exchange option contracts totaled $1.5 million. The fair values of these option contracts are re-valued at each reporting period and are estimated based on pricing models using readily observable inputs from actively quoted markets. The fair values of these option contracts are included in other assets on the condensed consolidated balance sheet and changes in fair value on these contracts are included in other income (expense) on the condensed consolidated statements of operations. The foreign exchange options were revalued at June 30, 2011 and had an aggregate fair value of $1.7 million, and we recognized a gain of $0.2 million related to the revaluation for the three and six months ended June 30, 2011.

Servier Loan

In December of 2010, in connection with the license and collaboration agreement entered into with Servier, we executed a loan agreement with Servier, which provided for an advance of up to €15.0 million. The loan was fully funded in January of 2011, with the proceeds converting to approximately $19.5 million. The loan is secured by an interest in XOMA’s intellectual property rights to all XOMA 052 indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period was 3.22%. The interest rate has been reset to 3.83% for six-month period from July 2011 through January 2012. Interest is payable semi-annually; however, the loan agreement provides for a deferral of interest payments over a period specified in the agreement. During the deferral period, accrued interest will be added to the outstanding principal amount for the purpose of interest calculation for the next six-month interest period. On the repayment commencement date, all unpaid and accrued interest shall be paid to Servier and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. The loan matures in 2016; however, after a specified period prior to final maturity, the loan is to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments we receive from any third party collaboration or development partner for rights to XOMA 052 in the U.S. and/or Japan.  In addition, the loan becomes immediately due and payable upon certain customary events of default. At June 30, 2011, the outstanding principal balance under this loan was $21.6 million.  For the three and six months ended June 30, 2011, we recorded unrealized foreign exchange losses of $0.5 million and $2.1 million, respectively, related to the re-measurement of the loan as of June 30, 2011.

The loan has a stated interest rate lower than the market rate based on comparable loans held by similar companies, which represents additional value to us. We recorded this additional value as a discount to the face value of the loan amount, at its fair value of $8.9 million. The fair value of this discount, which was determined using a discounted cash flow model, represents the differential between the stated terms and rates of the loan and market rates. Based on the association of the loan with the collaboration arrangement, we recorded the offset to this discount as deferred revenue.

The loan discount is amortized under the effective interest method over the expected five-year life of the loan.  We recorded non-cash interest expense of $0.4 million and $0.7 million during the three and six months ended June 30, 2011, respectively, resulting from the amortization of the loan discount. At June 30, 2011, the net carrying value of the loan was $13.2 million.

We believe that realization of the benefit and the associated deferred revenue is contingent on the loan remaining outstanding over the five-year contractual term of the loan. If we were to stop providing service under the collaboration arrangement and the arrangement is terminated, the maturity date of the loan would be accelerated and a portion of measured benefit would not be realized. As the realization of the benefit is contingent, in part, on the provision of future services, we are recognizing the deferred revenue over the expected five-year life of the loan. The deferred revenue is amortized under the effective interest method, and we recorded $0.4 million and $0.7 million of related non-cash revenue during the three and six months ended June 30, 2011.

ATM Agreements

In the third quarter of 2010, we entered into the 2010 ATM Agreement, with Wm Smith and MLV (the “Agents”), under which we could sell common shares from time to time through the Agents, as our agents for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-148342) filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 26, 2007 and declared effective by the SEC on May 29, 2008. The Agents could sell the common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. The Agents could also sell the common shares in privately negotiated transactions, subject to our prior approval. From the inception of the 2010 ATM Agreement through May of 2011, we sold a total of 7,560,862 common shares under this agreement for aggregate gross proceeds of $34.0 million, including 821,386 common shares sold in 2011 for aggregate gross proceeds of $4.4 million. Total offering expenses incurred related to sales under the 2010 ATM Agreement from inception to May of 2011 were $1.0 million, including $0.1 million incurred in 2011. In May of 2011, 2010 ATM Agreement expired by its terms, and there will be no further issuances under this facility.

On February 4, 2011, we entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”), with MLV, under which we may sell common shares from time to time through the MLV, as our agent for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011 and amended on March 10, 2011 and June 3, 2011, which was declared effective by the SEC on June 6, 2011. MLV may sell the common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. MLV may also sell the common shares in privately negotiated transactions, subject to our prior approval. From the inception of the 2011 ATM Agreement through June 30, 2011, we sold a total of 2,398,017 common shares under this agreement for aggregate gross proceeds of $5.9 million, of which $3.7 million of cash was received in June of 2011 with the remaining $2.2 million of cash received in July of 2011. Total offering expenses incurred related to sales under the 2011 ATM Agreement from inception to June 30, 2011 were $0.2 million. From July 1, 2011 through August 2, 2011, 353,424 additional common shares were sold through MLV for aggregate gross proceeds of $0.8 million. Total offering expenses related to these sales from July 1, 2011 to August 2, 2011 were approximately $25,000.

Net proceeds received during the first half of 2011 from the Servier loan, 2010 ATM Agreement and 2011 ATM Agreement were used to continue development of our XOMA 052 product candidate and for other working capital and general corporate purposes. As of August 2, 2011, there were approximately $93.3 million of gross proceeds available for issuance pursuant to the above-mentioned registration statement.

*           *           *

We have incurred significant operating losses and negative cash flows from operations since our inception. At June 30, 2011, we had an accumulated deficit of $867.8 million, cash and cash equivalents of $51.2 million and working capital of $43.5 million. During the remainder of 2011, we expect to continue using our cash and cash equivalents to fund ongoing operations. Additional licensing, antibody discovery and development collaboration agreements, government funding and financing arrangements may positively impact our cash balances. Based on our cash reserves and anticipated spending levels, revenue from collaborations including the XOMA 052 collaboration agreement with Servier, funding from the loan agreement with Servier, biodefense contracts and licensing transactions and other sources of funding that we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through the next twelve months. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period.  If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms.

Critical Accounting Estimates

Critical accounting estimates are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, revenue recognition, long-lived assets, derivative instruments, warrant liabilities and share-based compensation to be critical policies. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2011, as compared with those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 10, 2011.

Forward-Looking Information and Cautionary Factors That May Affect Future Results

Certain statements contained herein related to the sufficiency of our cash resources, the timing of initiation of clinical trials and the amounts of certain revenues and certain costs in comparison to prior years, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, the period for which our cash resources are sufficient could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated, if anticipated revenue or cost sharing arrangements do not materialize, or if funds are not otherwise available on acceptable terms; plans to initiate new clinical trials may change depending on availability of resources, actions or inactions by our present or future collaboration partners or unanticipated safety issues; and our revenues may be lower than anticipated, and our costs may be higher than expected, due to actions or inactions by our present or future collaboration partners, unanticipated safety issues or unavailability of additional licensing or collaboration opportunities. These and other risks, including those related the generally unstable nature of current economic and financial market conditions; the results of discovery research and preclinical testing; the timing or results of pending and future clinical trials (including the design and progress of clinical trials; safety and efficacy of the products being tested; action, inaction or delay by the FDA, European or other regulators or their advisory bodies; and analysis or interpretation by, or submission to, these entities or others of scientific data); changes in the status of existing collaborative or licensing relationships; the ability of collaborators, licensees and other third parties to meet their obligations and their discretion in decision-making; our ability to meet the demands of the United States government agency with which we have entered our government contracts; competition; market demand for products; scale-up, manufacturing and marketing capabilities; availability of additional licensing or collaboration opportunities; international operations; share price volatility; our financing needs and opportunities; uncertainties regarding the status of biotechnology patents; uncertainties as to the costs of protecting intellectual property; and risks associated with our status as a Bermuda company, are described in more detail in Part II —  Item 1A: Risk Factors.

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

The following table presents the amounts and related weighted average interest rates of our cash and cash equivalents at June 30, 2011 and December 31, 2010 (in thousands, except interest rates):

	Maturity	Carrying Amount (in thousands)	Fair Value (in thousands)	Average Interest Rate
June 30, 2011
Cash and cash equivalents	Daily to 90 days	$51,156	$51,157	0.10%

December 31, 2010
Cash and cash equivalents	Daily to 90 days	$37,304	$37,304	0.09%

As of June 30, 2011, we have an outstanding principal balance on our note with Novartis of $13.9 million, which is due in 2015. The interest rate on this note is charged at a rate of USD six-month LIBOR plus 2%, which was 2.39% at June 30, 2011. No further borrowing is available under this note.

As of June 30, 2011, we have an outstanding principal balance on our loan with Servier of €15.0 million, which converts to approximately $21.6 million at June 30, 2011. The interest rate on this loan is charged at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate was equal to 3.22% at June 30, 2011, and has been reset to 3.83% for six month period from July 2011 through January 2012. No further borrowing is available under this loan.

The variable interest rates related to our long-term debt instruments are based on LIBOR and EURIBOR. We estimate that a hypothetical 100 basis point change in interest rates could increase or decrease our interest expense by approximately $0.4 million on an annualized basis.

Foreign Currency Risk

We hold debt and may incur expenses denominated in foreign currencies. The amount of debt owed or expenses incurred will be impacted by fluctuations in these foreign currencies. When the U.S. dollar weakens against foreign currencies, the U.S. dollar value of the foreign-currency denominated debt and expense increases, and when the U.S. dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated debt and expense decreases. Consequently, changes in exchange rates will affect the amount we are required to repay on our €15.0 million loan from Servier and may affect our results of operations. Our loan from Servier was fully funded in January of 2011, with the proceeds converting to approximately $19.5 million using the January 13, 2011 Euro to USD exchange rate.  At June 30, 2011, the €15.0 million outstanding principal balance under this loan agreement would have equaled approximately $21.6 million using the June 30, 2011 Euro to USD exchange rate. In May of 2011, in order to manage our foreign currency exposure relating to our principal and interest payments on our loan from Servier, we entered into two foreign exchange option contracts. Our use of derivative financial instruments represents risk management; we do not enter into derivative financial contracts for trading purposes. Refer to Item 1, Condensed Consolidated Financial Statements, Note 3 of Notes to Consolidated Financial Statements for additional information of the foreign exchange option contracts. Our derivative financial instruments are recorded in the consolidated balance sheets at fair value as of the balance sheet dates.

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

PART II – OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, us and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of pending cases to seventy five.  The cases have been consolidated as a coordinated proceeding.  All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs' treatment with RAPTIVA®.  On July 15, 2011, the Court dismissed with prejudice one of the cases in this coordinated proceeding, White v. Genentech, Inc., et al, Case No. RG-09-484026.  Our agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which we believe is applicable to these matters. We believe the claims against us to be without merit and intend to defend against them vigorously.

On August 4, 2010, a petition was filed in the District Court of Dallas County, Texas in a case captioned McCall v. Genentech, Inc., et al., No. 10-09544.  The defendants filed a Notice of Removal to the United States District Court for the Northern District of Texas on September 3, 2010.  The removed case is captioned McCall v. Genentech, Inc., et al., No. 3:10-cv-01747-B. The parties have fully briefed the plaintiff’s Motion to Remand and are awaiting a final ruling from the Court.  The petition asserts personal injury claims against Genentech, us and others arising out of the plaintiff’s treatment with RAPTIVA®.  The petition alleges claims based on negligence, strict liability, misrepresentation and suppression, conspiracy, and actual and constructive fraud.  The petition seeks compensatory damages and punitive damages in an unspecified amount.  On June 6, 2011, the Court dismissed plaintiff’s claims of negligent misrepresentation, fraud, and conspiracy.  Our agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which we believe is applicable to this matter. We believe the claims against us to be without merit and intend to defend against them vigorously.

On January 7, 2011, a complaint was filed in the United States District Court for the Northern District of Texas in a case captioned Massa v. Genentech, Inc., et al., No. 4:11CV70.  On January 11, 2011, a complaint was filed in the United States District Court for the District of Massachusetts in a case captioned Sylvia, et al. v. Genentech, Inc., et al., No. 1:11-cv-10054-MLW. These two complaints allege the same claims against Genentech, us and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above. Our agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which we believe is applicable to these matters. We believe the claims against us to be without merit and intend to defend against them vigorously.

On April 8, 2011, four complaints were filed in the United States District Court for the Eastern District of Michigan.  The cases are captioned:  Muniz v. Genentech, et al., 5:11-cv-11489-JCO-RSW; Tifenthal v. Genentech, et al., 2:11-cv-11488-DPH-LJM; Blair v. Genentech, et al., 2:11-cv-11463-SFC-MJH; and Marsh v. Genentech, et al., 2:11-cv-11462-RHC-MKM.  The complaints allege the same claims against Genentech, us and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above.  All four cases have been transferred to the United States District Court for the Western District of Michigan.  Genentech and we have filed Motions to Dismiss all four actions and are awaiting a decision from the Court. Our agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which we believe is applicable to this matter. We believe the claims against us to be without merit and intend to defend against them vigorously.

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

We finance our operations primarily through our multiple revenue streams resulting from the licensing of our antibody technologies, discovery and development collaborations, product royalties and biodefense contracts, and sales of our common shares. In September of 2009, we sold our royalty interest in LUCENTIS® to Genentech, Inc., a wholly-owned member of the Roche Group (“Genentech”) for gross proceeds of $25.0 million, including royalty revenue from the second quarter of 2009.  These proceeds, along with other funds, were used to fully repay our loan from Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”).  As a result, we no longer have a royalty interest in LUCENTIS®. In August of 2010, we sold our royalty interest in CIMZIA® for gross proceeds of $4.0 million, including royalty revenue from the second quarter of 2010.  As a result, we no longer have a royalty interest in CIMZIA®. We received revenue from this royalty interest of $0.5 million in 2010 and $0.5 million in 2009.

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

Volatility in the financial markets has also created liquidity problems in investments previously thought to bear a minimal risk. For example, money market fund investors, including us, have in the past been unable to retrieve the full amount of funds, even in highly-rated liquid money market accounts, upon maturity. Although as of June 30, 2011, we have received the full amount of proceeds from money market fund investments, an inability to retrieve funds from money market fund investments as they mature in the future could have a material and adverse impact on our business, results of operations and cash flows.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since June 30, 2011, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.

Because all of our product candidates are still being developed, we have sustained losses in the past and we expect to sustain losses in the future.

We have experienced significant losses and, as of June 30, 2011, we had an accumulated deficit of $867.8 million.

For the three and six months ended June 30, 2011, we had net losses of approximately $8.1 million or $0.27 per common share (basic and diluted) and $14.5 million or $0.49 per common share (basic and diluted), respectively. For the three and six months ended June 30, 2010, we had net losses of approximately $15.6 million or $0.93 per common share (basic and diluted) and $37.4 million or $2.24 per common share (basic and diluted), respectively.

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

We are authorized to issue, without shareholder approval, 1,000,000 preference shares, of which none were issued and outstanding as of August 2, 2011, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common shares. In April of 2011, the 2,959 Series B convertible preference shares previously issued to Genentech were converted by Genentech into 254,560 common shares. In addition, we are authorized to issue, generally without shareholder approval, up to 92,666,666 common shares, of which 32,554,155 were issued and outstanding as of August 2, 2011. If we issue additional equity securities, the price of our common shares may be materially and adversely affected.

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

In February of 2010, we completed an underwritten offering of 2.8 million units, with each unit consisting of one of our common shares and a warrant to purchase 0.45 of a common share, for gross proceeds of approximately $21.0 million, before deducting underwriting discounts and commissions and estimated offering expenses of $1.7 million. The investors purchased the units at a price of $7.50 per unit. The warrants, which represent the right to acquire an aggregate of up to 1.26 million common shares, are exercisable beginning six months and one day after issuance and have a five-year term and an exercise price of $10.50 per share.

In July of 2010, we entered into a common share purchase agreement with Azimuth Opportunity, Ltd. (“Azimuth”), pursuant to which we obtained a committed equity line of credit facility under which we could sell up to $30.0 million of our registered common shares to Azimuth over a 12-month period, subject to certain conditions and limitations.  In August of 2010, we sold a total of 3,421,407 common shares under this facility for aggregate proceeds of $14.2 million, representing the maximum number of shares that could be sold under this facility.

In October of 2010, we entered into an At Market Issuance Sales Agreement (the “2010 ATM Agreement”), with Wm Smith and McNicoll, Lewis & Vlak LLC (the “Agents”), under which we could sell common shares from time to time through the Agents, as our agents for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-148342) filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 26, 2007 and declared effective by the SEC on May 29, 2008. The Agents could sell the common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. The Agents could also sell the common shares in privately negotiated transactions, subject to our prior approval. From the inception of the 2010 ATM Agreement through May of 2011, we sold a total of 7.6 million common shares under this agreement for aggregate gross proceeds of $34.0 million, including 0.8 million common shares sold in 2011 for aggregate gross proceeds of $4.4 million. In May of 2011, the 2010 ATM Agreement expired by its terms, and there will be no further issuances under this facility.

On February 4, 2011, we entered into an At Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC (“MLV”), under which we may sell common shares from time to time through the MLV, as our agent for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011 and amended on March 10, 2011 and June 3, 2011, which was declared effective by the SEC on June 6, 2011. MLV may sell the common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. MLV may also sell the common shares in privately negotiated transactions, subject to our prior approval. From the inception of the 2011 ATM Agreement through August 2, 2011, we sold a total of 2,751,441 common shares under this agreement for aggregate gross proceeds of $6.7 million.

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

There can be no assurance that the market price of our common shares will not decline below its present market price or that there will be an active trading market for our common shares. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price. We have experienced significant volatility in the price of our common shares.  From January 1, 2011 through August 2, 2011, our share price has ranged from a high of $7.71 to a low of $2.07. Factors contributing to such volatility include, but are not limited to:

•	results of preclinical studies and clinical trials,

•	information relating to the safety or efficacy of products or product candidates,

•	developments regarding regulatory filings,

•	announcements of new collaborations,

•	failure to enter into collaborations,

•	developments in existing collaborations,

•	our funding requirements and the terms of our financing arrangements,

•	technological innovations or new indications for our therapeutic products and product candidates,

•	introduction of new products or technologies by us or our competitors,

•	sales and estimated or forecasted sales of products for which we receive royalties, if any,

•	government regulations,

•	developments in patent or other proprietary rights,

•	the number of shares issued and outstanding,

•	the number of shares trading on an average trading day,

•	announcements regarding other participants in the biotechnology and pharmaceutical industries, and

•	market speculation regarding any of the foregoing.

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

We have received negative results from certain of our clinical trials, and we face uncertain results of other clinical trials of our potential products.

In March of 2011, we announced that our Phase 2b trial of XOMA 052 in Type 2 diabetes in 421 patients did not achieve the primary endpoint of reduction in hemoglobin A1c (“HbA1c”) after six monthly treatments with XOMA 052 compared to placebo. In June of 2011, we announced top line trial results from our six-month Phase 2a trial of XOMA 052 in Type 2 diabetes in 74 patients, and there were no differences in glycemic control between the drug and placebo groups as measured by HbA1c levels.

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

In June of 2011, Novartis announced that an advisory committee of the FDA voted in favor of the overall efficacy but not the overall safety of Ilaris® (canakinumab), a fully-human monoclonal antibody that, like XOMA 052, targets IL-1 beta, to treat gouty arthritis attacks in patients who cannot obtain adequate relief with non-steroidal anti-inflammatory drugs or colchicine.  Novartis also stated that in two pivotal Phase 3 studies of canakinumab in gouty arthritis patients, a higher percentage of patients had adverse events with canakinumab than with the standard treatment for gouty arthritis, and more serious adverse events were reported by patients treated with canakinumab compared to patients receiving the standard treatment.  We have not yet determined what impact, if any, this vote and these findings may have on the development of XOMA 052.

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

•
In December of 2010, we also entered into a loan agreement with Servier, which provides for an advance of up to €15.0 million and was fully funded in January of 2011 with the proceeds converting to approximately $19.5 million using the January 13, 2011 Euro to USD exchange rate. This loan is secured by an interest in our intellectual property rights to all XOMA 052 indications worldwide, excluding the U.S. and Japan. The loan has a final maturity date in 2016; however, after a specified period prior to final maturity, the loan is required to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments we receive from any third party collaboration or development partner for rights to XOMA 052 in the U.S. and/or Japan.  In addition, the loan becomes immediately due and payable upon certain customary events of default. At June 30, 2011, the €15.0 million outstanding principal balance under this loan agreement would have equaled approximately $21.6 million using the June 30, 2011 Euro to USD exchange rate.

•
We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 50 companies. As of June 30, 2011, we were aware of two antibody products manufactured using this technology that have received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular wet age-related macular degeneration and UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis.  In the third quarter of 2009, we sold our LUCENTIS® royalty interest to Genentech. In the third quarter of 2010, we sold our CIMZIA® royalty interest.

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

XOMA 052

We, in collaboration with Servier, are conducting clinical testing of XOMA 052, a potent anti-inflammatory monoclonal antibody targeting IL-1 beta, in Behcet’s uveitis patients, Type 2 diabetes patients and cardiovascular disease patients. Other companies are developing other products based on the same or similar therapeutic targets as XOMA 052 and these products may prove more effective than XOMA 052. We are aware that:

•
In June of 2009, Novartis announced it had received U.S. marketing approval for Ilaris® (canakinumab), a fully-human monoclonal antibody targeting IL-1 beta, to treat children and adults with Cryopyrin-Associated Periodic Syndromes (“CAPS”). In October of 2009, Novartis announced that Ilaris® had been approved in the European Union for CAPS. Canakinumab is also in clinical trials for cardiovascular risk reduction, and in Type 2 diabetes, certain forms of gout and systemic juvenile rheumatoid arthritis, among other conditions. In January of 2011, Novartis announced that it had filed for EMA approval of Ilaris® for the treatment and prevention of gout. In June of 2011, Novartis announced that an advisory committee of the FDA voted in favor of the overall efficacy but not the overall safety of canakinumab to treat gouty arthritis attacks in patients who cannot obtain adequate relief with non-steroidal anti-inflammatory drugs or colchicine.

•
Eli Lilly and Company (“Lilly”) is developing LY2189102, an investigational IL-1 beta antibody, for subcutaneous injection for the treatment of Type 2 diabetes. In June of 2011, Lily disclosed at a scientific conference that, in a double-blind, placebo controlled Phase 2 study of 106 patients with Type 2 diabetes, a significant (p<0.05), early reduction in C reactive protein occurred, HbA1c was moderately reduced and anti-inflammatory effects were shown.

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

XOMA 3AB

We are also developing XOMA 3AB, a combination, or cocktail, of antibodies designed to neutralize the most potent of botulinum toxins. Other companies are developing other products targeting botulism poisoning and these products may prove more effective than XOMA 3AB. We are aware that:

•
In May of 2006, the U.S. Department of Health & Human Services (“DHHS”) awarded Cangene Corporation (“Cangene”) a five-year, $362.0 million contract under Project Bioshield. The contract requires Cangene to manufacture and supply 200,000 doses of an equine heptavalent botulism anti-toxin to treat individuals who have been exposed to the toxins that cause botulism.  In May of 2008, Cangene announced significant product delivery under this contract. In March of 2010, this contract was extended for an additional two years, until May of 2013. In June of 2011, Cangene announced that DHHS will exercise options under the supply contract which are expected to increase the total contract to $423.0 million and to extend the delivery schedule to 2018.

•	Emergent BioSolutions, Inc. (“Emergent”) is currently in development of a botulism immunoglobulin candidate that may compete with our anti-botulinum neurotoxin monoclonal antibodies.

•
We are aware of additional companies that are pursuing biodefense-related antibody products. PharmAthene, Inc. and Human Genome Sciences, Inc. are developing anti-anthrax antibodies. Cangene and Emergent are developing anti-anthrax immune globulin products. These products may compete with our efforts in the areas of other monoclonal antibody-based biodefense products and the manufacture of antibodies to supply strategic national stockpiles.

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

We are subject to foreign currency exchange rate risks.

We are subject to foreign currency exchange rate risks because substantially all of our revenues and operating expenses are paid in U.S. dollars, but we pay interest and principal obligations with respect to our loan from Servier in Euros. To the extent that the U.S. dollar declines in value against the Euro, the effective cost of servicing our Euro−denominated debt will be higher. Changes in the exchange rate result in foreign currency gains or losses.  Although we have managed some of our exposure to changes in foreign currency exchange rates by entering into foreign exchange option contracts, there can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition, liquidity or results of operations. In addition, our foreign exchange option contracts are re-valued at each financial reporting period, which may also result in gains or losses from time to time.

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

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, us and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of pending cases to seventy five.  The cases have been consolidated as a coordinated proceeding.  All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs' treatment with RAPTIVA®.  On July 15, 2011, the Court dismissed with prejudice one of the cases in this coordinated proceeding, White v. Genentech, Inc., et al, Case No. RG-09-484026.  Even though Genentech has agreed to indemnify us in connection with these matters, there can be no assurance that these or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

On August 4, 2010, a petition was filed in the District Court of Dallas County, Texas in a case captioned McCall v. Genentech, Inc., et al., No. 10-09544.  The defendants filed a Notice of Removal to the United States District Court for the Northern District of Texas on September 3, 2010.  The removed case is captioned McCall v. Genentech, Inc., et al., No. 3:10-cv-01747-B. The parties have fully briefed the plaintiff’s Motion to Remand and are awaiting a final ruling from the Court.  The petition asserts personal injury claims against Genentech, us and others arising out of the plaintiff’s treatment with RAPTIVA®.  The petition alleges claims based on negligence, strict liability, misrepresentation and suppression, conspiracy, and actual and constructive fraud.  The petition seeks compensatory damages and punitive damages in an unspecified amount.  On June 6, 2011, the Court dismissed plaintiff’s claims of negligent misrepresentation, fraud, and conspiracy.  Even though Genentech has agreed to indemnify us in connection with this matter, there can be no assurance that this or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

On January 7, 2011, a complaint was filed in the United States District Court for the Northern District of Texas in a case captioned Massa v. Genentech, Inc., et al., No. 4:11CV70.  On January 11, 2011, a complaint was filed in the United States District Court for the District of Massachusetts in a case captioned Sylvia, et al. v. Genentech, Inc., et al., No. 1:11-cv-10054-MLW. These two complaints allege the same claims against Genentech, us and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above. Even though Genentech has agreed to indemnify us in connection with these matters, there can be no assurance that these or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

On April 8, 2011, four complaints were filed in the United States District Court for the Eastern District of Michigan.  The cases are captioned:  Muniz v. Genentech, et al., 5:11-cv-11489-JCO-RSW; Tifenthal v. Genentech, et al., 2:11-cv-11488-DPH-LJM; Blair v. Genentech, et al., 2:11-cv-11463-SFC-MJH; and Marsh v. Genentech, et al., 2:11-cv-11462-RHC-MKM.  The complaints allege the same claims against Genentech, us and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above.  All four cases have been transferred to the United States District Court for the Western District of Michigan.  Genentech and we have filed Motions to Dismiss all four actions and are awaiting a decision from the Court. Even though Genentech has agreed to indemnify us in connection with these matters, there can be no assurance that these or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

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

Section 382 of the Internal Revenue Code of 1986, as amended, generally limits the ability of a corporation that undergoes an “ownership change” to utilize its net operating loss carry-forwards (“NOLs”) and certain other tax attributes against any taxable income in taxable periods after the ownership change. The amount of taxable income in each taxable year after the ownership change that may be offset by pre-change NOLs and certain other pre-change tax attributes is generally equal to the product of (a) the fair market value of the corporation’s outstanding shares immediately prior to the ownership change and (b) the long-term tax exempt rate (i.e., a rate of interest established by the IRS that fluctuates from month to month). In general, an “ownership change” occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by “5-percent shareholders” (within the meaning of Section 382 of the Internal Revenue Code) increases by more than 50 percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such “5-percent shareholders” at any time over the preceding three years.

In 2009, we experienced an ownership change under Section 382, which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation, which will substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year. We may have recently experienced a second ownership change (or may be close to the threshold for a second ownership change), which would result in similar limitations on our NOLs and certain other tax attributes that arose since the 2009 ownership change.

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

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 245 employees as of August 2, 2011. We may require additional experienced executive, accounting, research and development, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          RESERVED

ITEM 5.          OTHER INFORMATION

At the Company’s 2011 annual general meeting of shareholders held on May 26, 2011, in a non-binding, advisory vote of the Company’s shareholders regarding the desired frequency of a non-binding, advisory vote to approve the Company’s named executive officer compensation, the proposed frequency that received the highest number of votes was once every three years. In light of this result and the other factors considered by the Board of Directors of the Company (the “Board”) in making its original recommendation to the shareholders, the Board has determined that the Company will hold a non-binding, advisory vote on the Company’s compensation of its named executive officers as disclosed in the proxy statement every three years until the Board determines that a different frequency for such advisory vote is in the Company’s best interest or the next required vote on the frequency of such vote.

ITEM 6.          EXHIBITS

Exhibit Number

10.1	Foreign Exchange and Options Master Agreement (FEOMA) dated as of May 16, 2011 between Royal Bank of Canada and XOMA Ltd., with letter agreement dated May 17, 2011

31.1	Certification of Steven B. Engle, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Fred Kurland, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Steven B. Engle, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Fred Kurland, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated August 4, 2011, furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Ltd.

Date: August 4, 2011	By:	/s/ STEVEN B. ENGLE
Steven B. Engle
Chairman, Chief Executive Officer and President
(principal executive officer)

Date: August 4, 2011	By:	/s/ FRED KURLAND
Fred Kurland
Vice President, Finance and Chief Financial Officer
(principal financial officer and chief accounting officer)