Form 10-Q
period 2011-09-30
XOMA LTD /DE/
filed 2011-11-09
CIK 791908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2011
Common Shares, U.S. $0.0075 par value	34,246,279

XOMA Ltd.
FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

XOMA Ltd.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$45,707	$37,304
Trade and other receivables, net	14,900	20,864
Prepaid expenses and other current assets	1,341	712
Total current assets	61,948	58,880
Property and equipment, net	13,357	14,869
Other assets	1,880	503
Total assets	$77,185	$74,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,083	$3,581
Accrued and other liabilities	10,434	10,658
Deferred revenue	6,006	17,044
Warrant liabilities	896	4,245
Total current liabilities	20,419	35,528
Deferred revenue – long-term	8,016	1,086
Interest bearing obligations – long-term	26,649	13,694
Other long-term liabilities	440	353
Total liabilities	55,524	50,661

Shareholders’ equity:
Preference shares, $0.05 par value, 1,000,000 shares authorized
Series B, 8,000 designated, 0 and 2,959 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	-	1
Common shares, $0.0075 par value, 92,666,666 shares authorized, 33,412,263 and 28,491,318 shares outstanding at September 30, 2011 and December 31, 2010, respectively	250	214
Additional paid-in capital	895,729	876,686
Accumulated deficit	(874,318)	(853,310)
Total shareholders’ equity	21,661	23,591
Total liabilities and shareholders’ equity	$77,185	$74,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited  financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

XOMA Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
License and collaborative fees	$4,859	$1,410	$16,725	$1,749
Contract and other revenue	11,349	5,733	31,477	18,025
Royalties	21	3,754	147	4,267
Total revenues	16,229	10,897	48,349	24,041

Operating expenses:
Research and development	15,851	21,345	51,479	58,278
Selling, general and administrative	7,296	6,197	18,779	16,776
Total operating expenses	23,147	27,542	70,258	75,054

Loss from operations	(6,918)	(16,645)	(21,909)	(51,013)

Other income (expense):
Interest expense	(652)	(104)	(1,818)	(281)
Other income	1,027	3,117	2,734	313
Net loss before taxes	(6,543)	(13,632)	(20,993)	(50,981)

Provision for income tax expense	-	(1)	(15)	(17)

Net loss	$(6,543)	$(13,633)	$(21,008)	$(50,998)

Basic and diluted net loss per common share	$(0.20)	$(0.69)	$(0.69)	$(2.87)

Shares used in computing basic and diluted net loss per common share	32,761	19,802	30,623	17,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(21,008)	$(50,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,052	4,349
Common shares contribution to 401(k)	1,046	905
Share-based compensation expense	5,598	3,743
Accrued interest on interest bearing obligations	762	260
Revaluation of warrant liabilities	(3,349)	(4,811)
Warrant modification expense	-	4,500
Amortization of discount on long-term debt	1,019	-
Unrealized loss on foreign currency exchange	1,136	-
Unrealized gain on foreign exchange options	(157)	-
Other non-cash adjustments	47	19
Changes in assets and liabilities affecting cash:
Trade and other receivables, net	5,964	(713)
Prepaid expenses and other assets	(1,850)	(615)
Accounts payable and accrued liabilities	(1,305)	2,217
Deferred revenue	(13,008)	(1,510)
Other liabilities	78	(256)
Net cash used in operating activities	(20,975)	(42,910)

Cash flows from investing activities:
Purchase of property and equipment	(2,586)	(277)
Net cash used in investing activities	(2,586)	(277)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	20,102	-
Proceeds from issuance of common shares	12,435	40,638
Payment for modification of warrants	-	(4,500)
Net cash provided by financing activities	32,537	36,138

Effect of exchange rate changes on cash	(573)	-
Net increase (decrease) in cash and cash equivalents	8,976	(7,049)
Cash and cash equivalents at the beginning of the period	37,304	23,909
Cash and cash equivalents at the end of the period	$45,707	$16,860

Supplemental Cash Flow Information:
Cash paid for income taxes	$15	$16
Non-cash investing and financing activities:
Discount on long-term debt	$(8,899)	$-
Issuance and extinguishment of warrant liabilities	$-	$1,767
Interest added to principal balance on Novartis note	$170	$164
Interest added to principal balance on Servier loan	$330	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA Ltd.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Description of Business

XOMA Ltd. (“XOMA” or the “Company”), a Bermuda company, is a biopharmaceutical company focused on the discovery, development and manufacture of therapeutic antibodies designed to treat autoimmune, cardio-metabolic, infectious, inflammatory and oncological diseases. The Company’s products are presently in various stages of development and are subject to regulatory approval before they can be commercially launched.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of September 30, 2011, the consolidated results of the Company’s operations for the three and nine months ended September 30, 2011 and 2010, and the Company’s cash flows for the nine months ended September 30, 2011 and 2010. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

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

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the nine months ended September 30, 2011, two customers represented 59% and 36% of total revenue and 45% and 52% of the accounts receivable balance.

For the nine months ended September 30, 2010, three customers represented 56%, 18%, and 14% of total revenues. As of December 31, 2010, there were receivables outstanding from two customers representing 72% and 23% of the accounts receivable balance.

Recent Accounting Pronouncements

In June of 2011, Accounting Standards Codification Topic 220, Comprehensive Income was amended to increase the prominence of items reported in other comprehensive income. Accordingly, a company can present all nonowner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company plans to adopt this guidance as of January 1, 2012 on a retrospective basis and does not expect the adoption thereof to have a material effect on the Company’s consolidated financial statements. The Financial Accounting Standards Board has proposed deferral of the requirement and if finalized, the Company would not adopt this guidance until January 1, 2013.

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

3.  Condensed Consolidated Financial Statement Detail

Comprehensive Loss

Comprehensive loss is equal to net loss for the three and nine months ended September 30, 2011 and 2010.

Net Loss Per Common Share

Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding during the period.

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is anti-dilutive. The following table shows the weighted average outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Options for common shares	4,036	2,332	3,837	2,138
Convertible preference shares	-	254	90	254
Warrants for common shares	1,608	1,608	1,608	1,677
Total	5,644	4,194	5,535	4,069

For the three and nine months ended September 30, 2011 and 2010, all of the above outstanding securities were considered anti-dilutive, and therefore the calculations of basic and diluted net losses per share were the same.

Cash and Cash Equivalents

At September 30, 2011, cash equivalents consisted of demand deposits and money market funds with maturities of less than 90 days at the date of purchase. At December 31, 2010, cash equivalents consisted of demand deposits, money market funds and repurchase agreements with maturities of less than 90 days at the date of purchase.

Cash and cash equivalent balances were recorded at fair value as follows as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash	$15,062	$-	$-	$15,062
Cash equivalents	30,645	-	-	30,645
Total cash and cash equivalents	$45,707	$-	$-	$45,707

	December 31, 2010
	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Cash	$29,536	$-	$-	$29,536
Cash equivalents	7,768	-	-	7,768
Total cash and cash equivalents	$37,304	$-	$-	$37,304

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

Upfront premiums paid on these foreign exchange option contracts totaled $1.5 million. The fair values of these option contracts are re-valued at each reporting period and are estimated based on pricing models using readily observable inputs from actively quoted markets. The fair values of these option contracts are included in other assets on the condensed consolidated balance sheet and changes in fair value on these contracts are included in other income (expense) on the condensed consolidated statements of operations. The foreign exchange options were revalued at September 30, 2011 and had an aggregate fair value of $1.4 million, and the Company recognized losses of $0.3 million and $0.1 million related to the revaluation for the three and nine months ended September 30, 2011, respectively.

Receivables

Receivables consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Trade receivables, net	$14,107	$20,309
Other receivables	793	555
Total	$14,900	$20,864

Property and Equipment

Property and equipment consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Furniture and equipment	$33,483	$31,700
Buildings, leasehold and building improvements	21,490	21,463
Construction-in-progress	420	203
Land	310	310
	55,703	53,676
Less: Accumulated depreciation and amortization	(42,346)	(38,807)
Property and equipment, net	$13,357	$14,869

Depreciation expense was $1.4 million and $4.1 million for the three and nine months ended September 30, 2011, respectively, compared with $1.4 million and $4.4 million, respectively, for the same periods in 2010.

Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Accrued payroll and other benefits	$2,906	$2,752
Accrued management incentive compensation	2,864	4,982
Accrued clinical trial costs	1,349	1,020
Accrued severance payments	1,076	-
Accrued professional fees	816	1,020
Other	1,423	884
Total	$10,434	$10,658

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

The following tables set forth the Company’s fair value hierarchy for its financial assets (cash equivalents) and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

Financial assets and liabilities carried at fair value as of September 30, 2011 and December 31, 2010 were classified as follows (in thousands):

	Fair Value Measurements at September 30, 2011 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$30,645	$-	$-	$30,645
Foreign exchange options	-	1,371	-	1,371
Total	$30,645	$1,371	$-	$32,016

Liabilities:
Warrant liabilities	$-	$-	$896	$896

	Fair Value Measurements at December 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Repurchase agreements (1)	$1,428	$-	$-	$1,428
Money market funds (1)	6,340	-	-	6,340
Total	$7,768	$-	$-	$7,768

Liabilities:
Warrant liabilities	$-	$-	$4,245	$4,245

(1)  Included in cash and cash equivalents

The fair value of the foreign exchange options at September 30, 2011 was determined using readily observable market inputs from actively quoted markets obtained from various third party data providers. These inputs, such as spot rate, forward rate and volatility have been derived from readily observable market data, meeting the criteria for Level 2 in the fair value hierarchy.

The fair value of the warrant liabilities at September 30, 2011 and December 31, 2010 was determined using the Black-Scholes Model, which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop.

The fair value of the warrant liabilities was estimated using the following range of assumptions at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Expected volatility	105.4 - 106.8%	93.5 - 94.9%
Risk-free interest rate	0.4%	2.0%
Expected term	3.2 - 3.4 years	3.9 - 4.1 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2011 (in thousands):

Warrant Liabilities at September 30, 2011
Balance at December 31, 2010	$4,245
Net decrease in fair value of warrant liabilities on revaluation	(3,349)
Balance at September 30, 2011	$896

For the three and nine months ended September 30, 2011, the Company recognized net decreases of $0.5 million and $3.3 million, respectively, in the estimated fair value of the warrant liabilities resulting in recognized gains in the other income (expense) line of the condensed consolidated statements of operations.

For the three and nine months ended September 30, 2010, the Company recognized net decreases of $3.1 million and $4.8 million, respectively, in the estimated fair value of the warrant liabilities resulting in recognized gains in the other income (expense) line of the condensed consolidated statements of operations.

5.  Licensing, Collaborative and Other Arrangements

Servier

In December of 2010, the Company entered into a license and collaboration agreement with Servier, to jointly develop and commercialize gevokizumab (formerly referred to as XOMA 052) in multiple indications, which provided for a non-refundable upfront payment of $15.0 million that was received by the Company in January of 2011. The upfront payment was recognized over the eight month period that the initial group of deliverables were provided to Servier. The Company recognized $3.9 million and $14.9 million in revenue relating to this upfront payment during the three and nine months ended September 30, 2011, respectively. In addition, the Company received a loan of €15.0 million, which was fully funded in January of 2011, with the proceeds converting to $19.5 million at the date of funding (refer to Note 6 below). Also, the Company retains development and commercialization rights for Behcet's uveitis and other inflammatory and oncology indications in the U.S. and Japan, and an option to reacquire rights to diabetes and cardiovascular disease indications from Servier in those territories. Servier will fully fund activities to advance the global clinical development and future commercialization of gevokizumab in diabetes and cardiovascular related diseases, as well as the first $50.0 million of future gevokizumab global clinical development and chemistry and manufacturing controls expenses and 50% of further expenses for the Behcet's uveitis indication. For the three and nine months ended September 30, 2011, the Company recorded revenue of $9.8 million and $27.5 million, respectively, under this agreement, which included the revenue relating to the upfront payment.

In November of 2011, the Company announced plans for expanded gevokizumab clinical development. The plan includes a global Phase 3 trial in non-infectious uveitis involving the intermediate and/or posterior segments of the eye, including Behçet’s uveitis (“NIU”) and a Phase 3 trial outside the U.S. in Behçet’s uveitis.  Based on the timing of anticipated regulatory interactions to discuss the planned Phase 3 program, the Company anticipates initiating the NIU Phase 3 trial in the second quarter of 2012. Servier has agreed to provide funding for the NIU Phase 3 trial under the terms of the collaboration agreement discussed above for the Behçet’s uveitis indication so long as input from the European Medicines Agency enables the results to be useful for the European commercialization of gevokizumab. In addition, the Company announced a proof-of-concept clinical program to identify additional conditions that may respond to treatment with gevokizumab.

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

6.  Long-Term Debt and Other Financings

Long-Term Debt

Novartis Note

In May of 2005, the Company executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June of 2015. Under this note agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.39% at September 30, 2011, and is payable semi-annually in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50.0 million. The Company has made this election for all interest payments thus far. Loans under the note agreement are secured by the Company’s interest in the collaboration with Novartis, including any payments owed to it thereunder.

At September 30, 2011 and December 31, 2010, the outstanding principal balance under this note agreement was $13.9 million and $13.7 million, respectively. Pursuant to the terms of the arrangement as restructured in November of 2008, the Company will not make any additional borrowings under the Novartis note. Due to the structure of the secured note agreement with Novartis and since there is no liquid market for this obligation, there is no practical method to estimate fair value of this long-term debt.

Servier Loan

In December of 2010, in connection with the license and collaboration agreement entered into with Servier (see footnote 5), the Company executed a loan agreement with Servier, which provided for an advance of up to €15.0 million. The loan was fully funded in January of 2011, with the proceeds converting to approximately $19.5 million. The loan is secured by an interest in XOMA’s intellectual property rights to all gevokizumab indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period was 3.22%. The interest rate has been reset to 3.83% for the six-month period from July 2011 through January 2012. Interest is payable semi-annually; however, the loan agreement provides for a deferral of interest payments over a period specified in the agreement. During the deferral period, accrued interest will be added to the outstanding principal amount for the purpose of interest calculation for the next six-month interest period. On the repayment commencement date, all unpaid and accrued interest shall be paid to Servier and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. The loan matures in 2016; however, after a specified period prior to final maturity, the loan is to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under the Company’s collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments the Company receives from any third party collaboration or development partner for rights to gevokizumab in the U.S. and/or Japan.  In addition, the loan becomes immediately due and payable upon certain customary events of default. At September 30, 2011, the outstanding principal balance under this loan was $20.4 million.  For the three and nine months ended September 30, 2011, the Company recorded an unrealized foreign exchange gain of $1.2 million and an unrealized foreign exchange loss of $0.9 million, respectively, related to the re-measurement of the loan as of September 30, 2011.

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

The loan discount is amortized under the effective interest method over the expected five-year life of the loan.  The Company recorded non-cash interest expense of $0.3 million and $1.0 million during the three and nine months ended September 30, 2011, respectively, resulting from the amortization of the loan discount. At September 30, 2011, the net carrying value of the loan was $12.7 million. For the three and nine months ended September 30, 2011, the Company recorded unrealized foreign exchange losses of $0.2 million and $0.4 million, respectively, related to the re-measurement of the loan discount as of September 30, 2011.

The Company believes that realization of the benefit and the associated deferred revenue is contingent on the loan remaining outstanding over the five-year contractual term of the loan. If the Company were to stop providing service under the collaboration arrangement and the arrangement is terminated, the maturity date of the loan would be accelerated and a portion of measured benefit would not be realized. As the realization of the benefit is contingent, in part, on the provision of future services, the Company is recognizing the deferred revenue over the expected five-year life of the loan. The deferred revenue is amortized under the effective interest method, and the Company recorded $0.3 million and $1.0 million of related non-cash revenue during the three and nine months ended September 30, 2011, respectively.

Interest Expense

Interest expense for the Novartis note and Servier loan are shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest expense
Novartis note	$85	$95	$254	$260
Servier loan	564	-	1,544	-
Other	3	9	20	21
Total interest expense	$652	$104	$1,818	$281

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

On February 4, 2011, the Company entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”), with McNicoll, Lewis & Vlak LLC (“MLV”), under which the Company may sell common shares from time to time through MLV, as its agent for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that can be sold under the Company’s registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011 and amended on March 10, 2011 and June 3, 2011, which was declared effective by the SEC on June 6, 2011. MLV may sell the common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. MLV may also sell the common shares in privately negotiated transactions, subject to the Company’s prior approval. The Company will pay MLV a commission equal to 3% of the gross proceeds of the sales price of all common shares sold through them as sales agent under the 2011 ATM Agreement. From the inception of the 2011 ATM Agreement through September 30, 2011, the Company sold a total of 3,603,422 common shares under this agreement for aggregate gross proceeds of $8.5 million. Total offering expenses incurred related to sales under the 2011 ATM Agreement from inception to September 30, 2011 were $0.3 million.

7.  Income Taxes

Income tax expense was not material for the three and nine months ended September 30, 2011 or the comparable periods in 2010. The Company’s effective tax rate will fluctuate from period to period due to several factors inherent in the nature of the Company’s operations and business transactions. The factors that most significantly impact this rate include the variability of licensing transactions in foreign jurisdictions.

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

On August 31, 2011, the Company announced that Steven B. Engle resigned as Chief Executive Officer, President and Chairman of the Board of the Company. In the third quarter of 2011, the Company incurred a share-based compensation charge of approximately $0.7 million, related to Mr. Engle’s resignation.

As of September 30, 2011, the Company had approximately 4,598,775 common shares reserved for future issuance under its share option plans and Employee Share Purchase Plan (“ESPP”).

The following table shows total share-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development	$458	$742	$2,404	$1,829
Selling, general and administrative	1,084	920	3,194	1,914
Total share-based compensation expense	$1,542	$1,662	$5,598	$3,743

The valuation of share-based compensation awards is determined at the date of grant using the Black-Scholes Model. This model requires inputs such as the expected term of the option, expected volatility and risk-free interest rate. Further, the forfeiture rate also affects the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of the expected term, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on United States Treasury zero-coupon issues. The fair value of share-based awards was estimated based on the following weighted average assumptions for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Dividend yield	0%	0%	0%	0%
Expected volatility	89%	79%	87%	79%
Risk-free interest rate	0.96%	1.27%	1.86%	1.67%
Expected term	5.6 years	5.6 years	5.3 years	5.3 years

Share option activity for the nine months ended September 30, 2011 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2010	2,331,450	$25.36	7.71	$99
Granted	1,811,840	5.23
Forfeited, expired or cancelled	(134,204)	37.35
Options outstanding at September 30, 2011	4,009,086	$15.86	7.90	$-
Options exercisable at September 30, 2011	2,500,259	$21.58	7.27	$-

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

10.  Legal Proceedings, Commitments and Contingencies

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, the Company and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of pending cases to seventy six.  The cases have been consolidated as a coordinated proceeding.  All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs' treatment with RAPTIVA®.  On July 15, 2011, the Court dismissed with prejudice one of the cases in this coordinated proceeding, White v. Genentech, Inc., et al, Case No. RG-09-484026.  On September 8, 2011, the Court granted defendants’ Motions for Summary Judgment in two cases, Guerrero (Case No. RG-10-518396) and Harwell (Case No. RG-09-464039), and dismissed both cases. On September 19, 2011, the Court sustained defendants’ Demurrer to another case (Young, Case No. RG-11-569879) and dismissed the complaint. On October 19, 2011, the Court granted defendants’ Motion for Summary Judgment in Krawiec v. Genentech, Inc., et al., Case No. RG10-524963. The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to these matters. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

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

On April 8, 2011, four complaints were filed in the United States District Court for the Eastern District of Michigan.  The cases are captioned:  Muniz v. Genentech, et al., 5:11-cv-11489-JCO-RSW; Tifenthal v. Genentech, et al., 2:11-cv-11488-DPH-LJM; Blair v. Genentech, et al., 2:11-cv-11463-SFC-MJH; and Marsh v. Genentech, et al., 2:11-cv-11462-RHC-MKM.  The complaints allege the same claims against Genentech, the Company and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above.  All four cases have been transferred to the United States District Court for the Western District of Michigan.  On October 26, 2011, the Court granted the Motions to Dismiss filed by Genentech and the Company in all four actions.  Plaintiffs have filed a Notice of Appeal in each case.  The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to this matter. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

11.  Subsequent Events

Domestication of the Company

The Company announced its intention to change its jurisdiction of incorporation from Bermuda to Delaware (the “Domestication”).  Upon completion of the Domestication, all of the outstanding common shares of the Bermuda company will automatically be converted by operation of law into common stock of a Delaware corporation on a one-for-one basis.  A registration statement relating to the common stock of the Delaware corporation has been filed with the SEC but has not yet become effective.  These securities may not be exchanged nor may offers to exchange be accepted prior to the time the registration statement becomes effective, and the announcement does not constitute an offer of any securities for exchange or sale.  Although the Domestication will not require shareholder approval, it is subject to the final approval of XOMA’s Board of Directors.

NIAID Contract

In October of 2011, the Company announced that NIAID had awarded the Company a new contract under Contract No. HHSN272201100031C for up to $28.0 million over 5 years to develop broad-spectrum antitoxins for the treatment of human botulism poisoning.

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

Overview

We are a leader in the discovery, development and manufacture of therapeutic antibodies designed to treat autoimmune, cardio-metabolic, infectious, inflammatory and oncological diseases. Our proprietary development pipeline includes gevokizumab (formerly referred to as XOMA 052), an antibody that inhibits interleukin-1 beta (“IL-1 beta”). Our collaboration partner on gevokizumab, Les Laboratoires Servier (“Servier”), and we are in the process of implementing an expanded gevokizumab clinical development plan. The plan includes a global Phase 3 trial in non-infectious uveitis involving the intermediate and/or posterior segments of the eye, including Behçet’s uveitis (“NIU”) and a Phase 3 trial outside the U.S. in Behçet’s uveitis. Based on the timing of anticipated regulatory interactions to discuss the planned Phase 3 program, we anticipate initiating the NIU Phase 3 trial in the second quarter of 2012. We expect that these trials will be designed to meet the FDA ophthalmology requirement that at least 300 patients be treated for at least six months at the to-be-marketed dose.  We also expect to have preliminary top-line results from the NIU Phase 3 trial approximately 18 to 24 months after initiation. In addition, we announced a proof-of-concept clinical program to identify additional conditions that may respond to treatment with gevokizumab. Also, Servier plans to advance gevokizumab into Phase 2 development for cardiovascular disease in 2012.

Our proprietary development pipeline also includes XOMA 3AB, a biodefense anti-botulism product candidate comprised of a combination, or cocktail, of antibodies; and preclinical antibody discovery programs in several indications, including autoimmune, cardio-metabolic, infectious, inflammatory and oncological diseases. We have a fully integrated product development platform, extending from preclinical science, clinical development to scale-up development, and manufacturing.

In December of 2010, we entered into a license and collaboration agreement with Servier to jointly develop and commercialize gevokizumab in multiple indications. Gevokizumab is designed to inhibit the pro-inflammatory cytokine IL-1 beta that is believed to be a primary trigger of pathologic inflammation in multiple diseases. In 2010, we announced positive results from a Phase 2 proof-of-concept clinical trial evaluating gevokizumab in Behçet’s uveitis, demonstrating rapid improvement in vision-threatening disease exacerbations in all seven treated patients despite discontinuation of immunosuppressive drugs such as cyclosporine and/or azathioprine. Each of the five patients re-treated with gevokizumab after they experienced a new uveitis exacerbation responded again to gevokizumab treatment.  Four of the seven patients have now received once-monthly treatment for approximately one year.

Our biodefense initiatives currently include a $65.0 million multiple-year contract funded by the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), to support our ongoing development of anti-botulism antibody product candidates, of which the first, XOMA 3AB, is in a Phase 1 clinical trial.  In October of 2011, we announced a new contract under Contract No. HHSN272201100031C (“NIAID 4”) for up to $28.0 million over five years to develop broad-spectrum antitoxins for the treatment of human botulism poisoning, bringing the program’s total potential awards to approximately $120 million.  We also develop products with premier pharmaceutical companies including Novartis AG (“Novartis”) and Takeda Pharmaceutical Company Limited (“Takeda”).

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

Significant Developments in 2011

Gevokizumab

•
In December of 2010, we entered into an agreement with Servier to jointly develop and commercialize gevokizumab in multiple indications, which provided for a non-refundable upfront payment of $15.0 million that we received in January of 2011. In connection with this agreement, Servier will fully fund the first $50.0 million of future gevokizumab global clinical development and chemistry and manufacturing controls (“CMC”) expenses, and 50% of further expenses for the Behcet’s uveitis indication. Servier has agreed to include the NIU Phase 3 trial under the terms of the collaboration agreement for Behcet’s uveitis discussed above so long as input from the European Medicines Agency enables the results to be useful for the European commercialization of gevokizumab. Based upon the timing of anticipated regulatory interactions, we anticipate initiating the NIU Phase 3 trial in the second quarter of 2012.

•	In January of 2011, we received the full €15.0 million advance allowed under our loan agreement with Servier dated December 30, 2010, converting to U.S. dollar proceeds of approximately $19.5 million.

•
In March of 2011, we announced that our Phase 2b trial of gevokizumab in Type 2 diabetes in 421 patients did not achieve the primary endpoint of reduction in hemoglobin A1c (“HbA1c”) after six monthly treatments with gevokizumab compared to placebo. Significant decreases were observed in C-reactive protein (“CRP”), a biomarker for the risk of heart attack, stroke and other cardiovascular diseases, in all dose groups versus placebo. In addition, significant improvements in high-density lipoprotein (“HDL”), or “good” cholesterol, were observed in two of four gevokizumab dose groups versus placebo. Gevokizumab was well-tolerated in this trial, with no serious drug-related adverse events and a safety profile consistent with previous trials.

•
In June of 2011, we announced top line trial results from our six-month Phase 2a trial in 74 patients where gevokizumab was shown to be well-tolerated with no significant differences in adverse events between gevokizumab and placebo. Evidence of biological activity was observed including a reduction in CRP. There were no differences in glycemic control between the drug and placebo groups as measured by HbA1c levels.

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

•
In October of 2011, we announced that NIAID had awarded us a new contract under Contract No. HHSN272201100031C for up to $28.0 million over 5 years to develop broad-spectrum antitoxins for the treatment of human botulism poisoning.

Preclinical Pipeline

•
In June of 2011, we announced our discovery of two new classes of fully-human monoclonal antibodies, XMetA and XMetS, which activate or sensitize the insulin receptor in vivo, each representing a distinct new therapeutic approach to the treatment of patients with diabetes. Studies of XMetA demonstrated that it reduced fasting blood glucose levels and improved glucose tolerance in a mouse model of diabetes. After six weeks of treatment, there was a statistically significant reduction in HbA1c levels, a standard measure of average blood glucose levels over time, in mice treated with XMetA compared to a control group, and there was a statistically significant reduction in elevated non-HDL cholesterol levels. Studies of XMetS showed enhanced insulin sensitivity and statistically significant improvements in fasting blood glucose levels and glucose tolerance in mice treated with XMetS as compared to a control group, and there was a statistically significant reduction in elevated non-HDL cholesterol levels. These data were presented at the American Diabetes Association’s 71st Scientific Sessions.

Management Change

•
On August 31, 2011, we announced that Steven B. Engle resigned as Chief Executive Officer, President and Chairman of the Board of the Company. The Company’s Board of Directors has appointed John Varian, a current Board member, as Interim Chief Executive Officer and W. Denman Van Ness, the Company’s Lead Independent Director, as Chairman of the Board. The Board has initiated a search for a permanent Chief Executive Officer and has formed a committee to carry out the search.

Financing-Related

•
In the first nine months of 2011, we sold 821,386 common shares through Wm Smith & Co. (“Wm Smith”) and McNicoll, Lewis & Vlak LLC (“MLV”) under our At Market Issuance Sales Agreement dated October 26, 2010 (the “2010 ATM Agreement”), for aggregate gross proceeds of $4.4 million, and 3,603,422 common shares through MLV under our At Market Issuance Sales Agreement dated February 4, 2011 (the “2011 ATM Agreement”), for aggregate gross proceeds of $8.5 million.

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

Results of Operations

Revenues

Total revenues for the three and nine months ended September 30, 2011 and 2010, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
License and collaborative fees	$4,859	$1,410	$16,725	$1,749
Contract and other revenue	11,349	5,733	31,477	18,025
Royalties	21	3,754	147	4,267
Total revenues	$16,229	$10,897	$48,349	$24,041

License and Collaborative Fees

License and collaborative fee revenue includes fees and milestone payments related to the out-licensing of our products and technologies. License and collaborative fee revenue increased by $3.5 million and $15.0 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. These increases were primarily due to $4.2 million and $15.9 million in revenue recognized in the three and nine months ended September 30, 2011, respectively, related to the collaboration and loan agreements with Servier to jointly develop and commercialize gevokizumab in multiple indications. The generation of future revenue related to license fees and other collaborative arrangements is dependent on our ability to attract new licensees to our antibody and bacterial cell expression technologies and new collaboration partners. Due to our collaboration agreement with Servier, we expect to experience an increase in these revenues in the fourth quarter of 2011 compared to the fourth quarter of 2010.

Contract and Other Revenue

Contract and other revenue includes agreements where we provide contracted research and development and manufacturing services to our contract and collaboration partners, including NIAID and Servier. The following table shows the activity in contract and other revenue for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
NIAID	$5,069	$4,803	$266	$17,321	$13,097	$4,224
Servier	5,916	-	5,916	12,590	-	12,590
Takeda	317	263	54	901	3,289	(2,388)
Other	47	667	(620)	665	1,639	(974)
Total revenues	$11,349	$5,733	$5,616	$31,477	$18,025	$13,452

The increase in contract revenue was primarily due to gevokizumab clinical development and CMC activity under the collaboration with Servier. Also contributing to the increase in contract revenue was the increase in revenue from our NIAID Contract No. HHSN272200800028C (“NIAID 3”) for the three and nine months ended September 30, 2011 as compared with the same periods of 2010 due to increased activity under the contract during the first nine months of 2011. Partially offsetting these increases was a decrease in revenue from our Takeda contracts in 2011 as a result of the cessation of certain Takeda programs in 2010.

Based on expected levels of revenue generating activity related to our Servier and NIAID 3 contracts, as well as our new NIAID 4 contract awarded in October of 2011, we expect contract and other revenue to increase in the fourth quarter of 2011 compared to the fourth quarter of 2010.

Royalties

Revenue from royalties decreased by $3.7 million and $4.1 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, primarily due to the sale of our CIMZIA® royalty interest for $4.0 million in the third quarter of 2010, which included the receipt of $0.3 million in royalties in the second quarter of 2010. Royalties earned from sales of CIMZIA® for the first nine months of 2010 were $0.5 million. We will not receive any further royalties on sales of CIMZIA®.

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

Research and development expenses were $15.9 million and $51.5 million for the three and nine months ended September 30, 2011, respectively, compared with $21.3 million and $58.3 million for the same periods of 2010. The decreases of $5.4 million and $6.8 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010, were primarily due to decreased spending on gevokizumab-related clinical trials. Partially offsetting these decreases were increases in spending on NIAID 3 in the first three quarters of 2011 due to increased activity under the contract.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $7.9 million and $25.5 million in research and development salaries and employee-related expenses for the three and nine months ended September 30, 2011, respectively, as compared with $7.5 million and $21.8 million for the same periods of 2010. The increases of $0.4 million and $3.7 million were primarily due to an increase in salaries and benefits of $0.8 million and $3.0 million for the three and nine months ended September 30, 2011, respectively, from a higher employee headcount related to manufacturing.

Our research and development activities can be divided into earlier stage programs and later stage programs. Earlier stage programs include molecular biology, process development, pilot-scale production and preclinical testing. Also included in earlier stage programs are costs related to excess manufacturing capacity, which we expect will decrease in 2011 due to the execution of the collaboration agreement with Servier, resulting in increased manufacturing capacity requirements. Later stage programs include clinical testing, regulatory affairs and manufacturing clinical supplies. The approximate costs associated with these programs for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Earlier stage programs	$10,103	$14,056	$36,408	$37,796
Later stage programs	5,748	7,289	15,071	20,482
Total	$15,851	$21,345	$51,479	$58,278

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The approximate costs related to internal projects and collaborative and contract arrangements for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Internal projects	$8,348	$17,332	$29,285	$45,856
Collaborative and contract arrangements	7,503	4,013	22,194	12,422
Total	$15,851	$21,345	$51,479	$58,278

For the three and nine months ended September 30, 2011, each of the two programs upon which we incurred the largest amount of expense (gevokizumab and NIAID) accounted for more than 20% but less than 30% of our total research and development expense. All remaining development programs accounted for less than 10% of our total research and development expense for the three and nine months ended September 30, 2011. For the three and nine months ended September 30, 2010, the program upon which we incurred the largest amount of expense (gevokizumab) accounted for more than 30% but less than 40%, and NIAID accounted for more than 10% but less than 20% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expense for the three and nine months ended September 30, 2010.

We expect our research and development spending in 2011 compared to 2010 will decrease primarily due to decreased spending on gevokizumab-related clinical trials.

Future research and development spending may be impacted by potential new licensing or collaboration or development arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. Selling, general and administrative expenses were $7.3 million and $18.8 million for the three and nine months ended September 30, 2011, respectively, compared with $6.2 million and $16.8 million for the same periods of 2010. The increase of $1.1 million for the three months ended September 30, 2011, as compared to the same period of 2010, was primarily due to a one-time accrued $1.3 million severance expense and a $0.7 million share-based compensation charge incurred during the third quarter of 2011 in connection with the resignation of our Chairman, Chief Executive Officer and President. This increase was partially offset by a $0.5 million decrease in other share-based compensation, excluding the $0.7 million charge discussed above, and other decreases due to our continued focus on cost control. The increase of $2.0 million for the nine months ended September 30, 2011, as compared to the same period of 2010, was primarily due to the $1.3 million severance charge and $0.7 million share-based compensation charge as described above and an increase in other share-based compensation of $0.6 million, excluding the $0.7 million charge discussed above, partially offset by a decrease in financing fees and other costs due to our continued focus on cost control.

Other Income (Expense)

Interest expense was $0.7 million and $1.8 million for the three and nine months ended September 30, 2011, respectively, compared to $0.1 million and $0.3 million for the same periods of 2010. The increases in interest expense of $0.6 million and $1.5 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods of 2010, were primarily due to interest expense related to the loan with Servier, which was funded in January of 2011. Refer to Liquidity and Capital Resources: Servier Loan below for further discussion of the loan with Servier.

Other income primarily consisted of gains on revaluation of warrant liabilities and unrealized and realized gains (losses). The following table shows the activity in other income for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
Other income
Gain on revaluation of warrant liabilities	$499	$3,120	$(2,621)	$3,349	$4,811	$(1,462)
Unrealized foreign exchange gain (loss) (1)	760	-	760	(1,114)	-	(1,114)
Realized foreign exchange gain (2)	(1)	(1)	-	555	(3)	558
Unrealized loss on foreign exchange options	(285)	-	(285)	(128)	-	(128)
Warrant modification expense	-	-	-	-	(4,500)	4,500
Other	45	(7)	52	35	(8)	43
Total other income	$1,018	$3,112	$(2,094)	$2,697	$300	$2,397

(1)	Unrealized foreign exchange gain (loss) for the three and Nine Months ended September 30, 2011 primarily relates to gains (losses) on the re-measurement of the €15 million Servier loan.

(2)
Realized foreign exchange gain for the Nine Months ended September 30, 2011 primarily relates to the conversion into U.S. dollars of the €15 million cash proceeds received from Servier in January of 2011.

Warrant Liabilities

In February of 2010, we issued warrants to purchase 1,260,000 of XOMA’s common shares in connection with an underwritten offering. We have accounted for the warrants issued in February of 2010 as a liability at fair value. At December 31, 2010, the fair value of the warrant liabilities was $3.5 million, estimated using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). We revalued the warrant liability at September 30, 2011 using the Black-Scholes Model and recorded decreases in the fair value of $0.4 million and $2.7 million for the three and nine months ended September 30, 2011, respectively (primarily due to decreases in the market value of our common shares), as gains in the other income line of our condensed consolidated statement of operations. As of September 30, 2011, all of these warrants were outstanding and the fair value of the warrant liability was $0.8 million.

In June of 2009, we issued warrants to certain institutional investors as part of a registered direct offering. The warrants represent the right to acquire an aggregate of up to 347,826 common shares over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share (after giving effect to our reverse stock split). We have accounted for the warrants issued in June of 2009 as a liability at fair value. At December 31, 2010, the fair value of the warrant liabilities was $0.8 million, estimated using the Black-Scholes Model. We revalued the warrant liability at September 30, 2011 using the Black-Scholes Model and recorded decreases in the fair value of $0.1 million and $0.6 million for the three and nine months ended September 30, 2011, respectively (primarily due to decreases in the market value of our common shares), as gains in the other income line of our condensed consolidated statement of operations. As of September 30, 2011, all of these warrants were outstanding and the fair value of the warrant liability was $0.1 million.

Income Taxes

Income tax expense was not material for the three and nine months ended September 30, 2011 and 2010.

Accounting Standards Codification Topic 740, Income Taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and carry-back potential, we have determined that total deferred tax assets should be fully offset by a valuation allowance.

We did not have unrecognized tax benefits as of September 30, 2011 and do not expect this to change significantly over the next twelve months. We will recognize future interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2011, we have not accrued interest or penalties related to uncertain tax positions.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, our working capital and our cash flow activities as of the end of, and for each of, the periods presented  (in thousands):

	September 30, 2011	December 31, 2010	Change
Cash and cash equivalents	$45,707	$37,304	$8,403
Working Capital	$41,529	$23,352	$18,177

	Nine Months Ended September 30,
	2011	2010	Change

Net cash used in operating activities	$(20,975)	$(42,910)	$21,935
Net cash used in investing activities	$(2,586)	$(277)	$(2,309)
Net cash provided by financing activities	$32,537	$36,138	$(3,601)
Effect of exchange rate changes on cash	$(573)	$-	$(573)

Working Capital

The increase in working capital is primarily related to the $8.4 million increase in cash and cash equivalents and an $11.0 decrease in deferred revenue – current. The decrease in deferred revenue – current was primarily due to the recognition of $14.9 million during the nine months ended September 30, 2011, related to the $15.0 million license fee received as consideration for the collaboration with Servier, partially offset by deferred revenue related to an adjustment to previously-reported revenue from NIAID resulting from an audit by NIAID’s contracting office. This revenue will be recognized upon completion of the review of final audited rates by NIAID’s contracting office.

Cash Used in Operating Activities

Net cash used in operating activities was $21.0 million for the nine months ended September 30, 2011, compared with $42.9 million for the same period in 2010. The decrease in net cash used in operating activities was primarily related to the receipt of the $15.0 million license fee received as consideration for the collaboration with Servier, cash receipts for contract services performed under the collaboration with Servier and a decrease in cash paid on gevokizumab-related clinical trials. Partially offsetting these decreases in cash used in operating activities was a decrease in accounts payable and an increase in salaries and benefits due to a higher employee headcount related to manufacturing.

Cash Used in Investing Activities

Net cash used in investing activities was $2.6 million for the nine months ended September 30, 2011, compared with $0.3 million for the same period of 2010. Cash used in investing activities for the nine months ended September 30, 2011 and 2010 consisted of fixed asset purchases relating to CMC activity.

Cash Provided by Financing Activities

Net cash provided by financing activities was $32.5 million for the nine months ended September 30, 2011, compared with $36.1 million for the same period of 2010. Cash provided by financing activities in the first nine months of 2011 was primarily from proceeds received from Servier with respect to a loan of $20.1 million and the issuance of common shares for $12.4 million under the 2010 and 2011 ATM agreements. Cash provided by financing activities in the first nine months of 2010 related to proceeds received from the issuance of common shares of $40.6 million, including net proceeds of $19.2 million from an underwritten offering in February of 2010, $13.9 million from our common share purchase agreement with Azimuth in August of 2010, and $7.5 million under the 2009 and 2010 ATM agreements, partially offset by $4.5 million paid to the holders of warrants issued in June of 2009 upon modification of the terms.

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

Upfront premiums paid on these foreign exchange option contracts totaled $1.5 million. The fair values of these option contracts are re-valued at each reporting period and are estimated based on pricing models using readily observable inputs from actively quoted markets. The fair values of these option contracts are included in other assets on the condensed consolidated balance sheet and changes in fair value on these contracts are included in other income (expense) on the condensed consolidated statements of operations. The foreign exchange options were revalued at September 30, 2011 and had an aggregate fair value of $1.4 million, and we recognized a loss of $0.1 million related to the revaluation for the three and nine months ended September 30, 2011.

Servier Loan

In December of 2010, in connection with the license and collaboration agreement entered into with Servier, we executed a loan agreement with Servier, which provided for an advance of up to €15.0 million. The loan was fully funded in January of 2011, with the proceeds converting to approximately $19.5 million. The loan is secured by an interest in XOMA’s intellectual property rights to all gevokizumab indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period was 3.22%. The interest rate has been reset to 3.83% for the six-month period from July 2011 through January 2012. Interest is payable semi-annually; however, the loan agreement provides for a deferral of interest payments over a period specified in the agreement. During the deferral period, accrued interest will be added to the outstanding principal amount for the purpose of interest calculation for the next six-month interest period. On the repayment commencement date, all unpaid and accrued interest shall be paid to Servier and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. The loan matures in 2016; however, after a specified period prior to final maturity, the loan is to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments we receive from any third party collaboration or development partner for rights to gevokizumab in the U.S. and/or Japan.  In addition, the loan becomes immediately due and payable upon certain customary events of default. At September 30, 2011, the outstanding principal balance under this loan was $20.4 million.  For the three and nine months ended September 30, 2011, we recorded an unrealized foreign exchange gain of $1.2 million and an unrealized foreign exchange loss of $0.9 million, respectively, related to the re-measurement of the loan as of September 30, 2011.

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

The loan discount is amortized under the effective interest method over the expected five-year life of the loan.  We recorded non-cash interest expense of $0.3 million and $1.0 million during the three and nine months ended September 30, 2011, respectively, resulting from the amortization of the loan discount. At September 30, 2011, the net carrying value of the loan was $12.7 million.

We believe that realization of the benefit and the associated deferred revenue is contingent on the loan remaining outstanding over the five-year contractual term of the loan. If we were to stop providing service under the collaboration arrangement and the arrangement is terminated, the maturity date of the loan would be accelerated and a portion of measured benefit would not be realized. As the realization of the benefit is contingent, in part, on the provision of future services, we are recognizing the deferred revenue over the expected five-year life of the loan. The deferred revenue is amortized under the effective interest method, and we recorded $0.3 million and $1.0 million of related non-cash revenue during the three and nine months ended September 30, 2011.

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

On February 4, 2011, we entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”), with MLV, under which we may sell common shares from time to time through the MLV, as our agent for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011 and amended on March 10, 2011 and June 3, 2011, which was declared effective by the SEC on June 6, 2011. MLV may sell the common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker. MLV may also sell the common shares in privately negotiated transactions, subject to our prior approval. From the inception of the 2011 ATM Agreement through September 30, 2011, we sold a total of 3,603,422 common shares under this agreement for aggregate gross proceeds of $8.5 million. Total offering expenses incurred related to sales under the 2011 ATM Agreement from inception to September 30, 2011 were $0.3 million. From October 1, 2011 through November 7, 2011, 834,016 additional common shares were sold through MLV for aggregate gross proceeds of $1.4 million. Total offering expenses related to these sales from October 1, 2011 to November 7, 2011 were approximately $42,000.

Net proceeds received during the first nine months of 2011 from the Servier loan, 2010 ATM Agreement and 2011 ATM Agreement were used to continue development of our gevokizumab product candidate and for other working capital and general corporate purposes. As of November 7, 2011, there were approximately $90.1 million of gross proceeds available for issuance pursuant to the above-mentioned registration statement.

*           *           *

We have incurred significant operating losses and negative cash flows from operations since our inception. At September 30, 2011, we had an accumulated deficit of $874.3 million, cash and cash equivalents of $45.7 million and working capital of $41.6 million. During the remainder of 2011, we expect to continue using our cash and cash equivalents to fund ongoing operations. Additional licensing, antibody discovery and development collaboration agreements, government funding and financing arrangements may positively impact our cash balances. Based on our cash reserves and anticipated spending levels, revenue from collaborations including the gevokizumab collaboration agreement with Servier, funding from the loan agreement with Servier, biodefense contracts and licensing transactions and other sources of funding that we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs through the next twelve months. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period.  If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms.

Critical Accounting Estimates

Critical accounting estimates are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, revenue recognition, long-lived assets, derivative instruments, warrant liabilities and share-based compensation to be critical policies. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2011, as compared with those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 10, 2011.

Subsequent Events

Domestication of the Company

We have announced our intention to change our jurisdiction of incorporation from Bermuda to Delaware (the “Domestication”).  Upon completion of the Domestication, all of the outstanding common shares of the Bermuda company will automatically be converted by operation of law into common stock of a Delaware corporation on a one-for-one basis.  A registration statement relating to the common stock of the Delaware corporation has been filed with the SEC but has not yet become effective.  These securities may not be exchanged nor may offers to exchange be accepted prior to the time the registration statement becomes effective, and the announcement does not constitute an offer of any securities for exchange or sale.  Although the Domestication will not require shareholder approval, it is subject to the final approval of XOMA’s Board of Directors.

New NIAID Contract

In October of 2011, we announced that NIAID had awarded us a new contract under Contract No. HHSN272201100031C for up to $28.0 million over 5 years to develop broad-spectrum antitoxins for the treatment of human botulism poisoning.

Forward-Looking Information and Cautionary Factors That May Affect Future Results

Certain statements contained herein related to anticipated size of clinical trials, anticipated timing of initiation of clinical trials, expected availability of clinical trial results, the sufficiency of our cash resources and the amounts of certain revenues and certain costs in comparison to prior years, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, clinical trials may not reach their anticipated size if trials are not initiated or due to enrollment issues such as unavailability of patients, competing product candidates or unanticipated safety issues; the timing of initiation of or availability of results of clinical trials may be delayed or may never occur as a result of actions or inaction by regulators or our present or future collaboration partners, complications in the design, implementation or third-party approval of clinical trials, complications in the collection or interpretation of statistical data or unanticipated safety issues; the period for which our cash resources are sufficient could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated, if anticipated revenue or cost sharing arrangements do not materialize, or if funds are not otherwise available on acceptable terms; and our revenues may be lower than anticipated, and our costs may be higher than expected, due to actions or inactions by our present or future collaboration partners, unanticipated safety issues or unavailability of additional licensing or collaboration opportunities. These and other risks, including those related the generally unstable nature of current economic and financial market conditions; the results of discovery research and preclinical testing; the timing or results of pending and future clinical trials (including the design and progress of clinical trials; safety and efficacy of the products being tested; action, inaction or delay by the FDA, European or other regulators or their advisory bodies; and analysis or interpretation by, or submission to, these entities or others of scientific data); changes in the status of existing collaborative or licensing relationships; the ability of collaborators, licensees and other third parties to meet their obligations and their discretion in decision-making; our ability to meet the demands of the United States government agency with which we have entered our government contracts; competition; market demand for products; scale-up, manufacturing and marketing capabilities; availability of additional licensing or collaboration opportunities; international operations; share price volatility; our financing needs and opportunities; uncertainties regarding the status of biotechnology patents; uncertainties as to the costs of protecting intellectual property; and risks associated with our status as a Bermuda company, are described in more detail in Part II —  Item 1A: Risk Factors.

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

The following table presents the amounts and related weighted average interest rates of our cash and cash equivalents at September 30, 2011 and December 31, 2010 (in thousands, except interest rates):

	Maturity	Carrying Amount (in thousands)	Fair Value (in thousands)	Average Interest Rate
September 30, 2011
Cash and cash equivalents	Daily to 90 days	$45,707	$45,707	0.07%

December 31, 2010
Cash and cash equivalents	Daily to 90 days	$37,304	$37,304	0.09%

As of September 30, 2011, we have an outstanding principal balance on our note with Novartis of $13.9 million, which is due in 2015. The interest rate on this note is charged at a rate of USD six-month LIBOR plus 2%, which was 2.39% at September 30, 2011. No further borrowing is available under this note.

As of September 30, 2011, we have an outstanding principal balance on our loan with Servier of €15.0 million, which converts to approximately $20.4 million at September 30, 2011. The interest rate on this loan is charged at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate for the initial interest period was 3.22%. The interest rate has been reset to 3.83% for six-month period from July 2011 through January 2012. No further borrowing is available under this loan.

The variable interest rates related to our long-term debt instruments are based on LIBOR and EURIBOR. We estimate that a hypothetical 100 basis point change in interest rates could increase or decrease our interest expense by approximately $0.4 million on an annualized basis.

Foreign Currency Risk

We hold debt and may incur expenses denominated in foreign currencies. The amount of debt owed or expenses incurred will be impacted by fluctuations in these foreign currencies. When the U.S. dollar weakens against foreign currencies, the U.S. dollar value of the foreign-currency denominated debt and expense increases, and when the U.S. dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated debt and expense decreases. Consequently, changes in exchange rates will affect the amount we are required to repay on our €15.0 million loan from Servier and may affect our results of operations. Our loan from Servier was fully funded in January of 2011, with the proceeds converting to approximately $19.5 million using the January 13, 2011 Euro to USD exchange rate.  At September 30, 2011, the €15.0 million outstanding principal balance under this loan agreement would have equaled approximately $20.4 million using the September 30, 2011 Euro to USD exchange rate. In May of 2011, in order to manage our foreign currency exposure relating to our principal and interest payments on our loan from Servier, we entered into two foreign exchange option contracts. Our use of derivative financial instruments represents risk management; we do not enter into derivative financial contracts for trading purposes. Refer to Item 1, Condensed Consolidated Financial Statements, Note 3 of Notes to Consolidated Financial Statements for additional information of the foreign exchange option contracts. Our derivative financial instruments are recorded in the consolidated balance sheets at fair value as of the balance sheet dates.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer (our principal executive officer) and our Vice President, Finance and Chief Financial Officer (our principal financial officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and our Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report in timely alerting them to material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings.

Changes in Internal Control

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, us and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of pending cases to seventy six.  The cases have been consolidated as a coordinated proceeding.  All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs’ treatment with RAPTIVA®.  On July 15, 2011, the Court dismissed with prejudice one of the cases in this coordinated proceeding, White v. Genentech, Inc., et al, Case No. RG-09-484026.  On September 8, 2011, the Court granted defendants’ Motions for Summary Judgment in two cases, Guerrero (Case No. RG-10-518396) and Harwell (Case No. RG-09-464039), and dismissed both cases.  On September 19, 2011, the Court sustained defendants’ Demurrer to another case (Young, Case No. RG-11-569879) and dismissed the complaint. On October 19, 2011, the Court granted defendants’ Motion for Summary Judgment in Krawiec v. Genentech, Inc., et al., Case No. RG10-524963. Our agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which we believe is applicable to these matters. We believe the claims against us to be without merit and intend to defend against them vigorously.

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

On April 8, 2011, four complaints were filed in the United States District Court for the Eastern District of Michigan.  The cases are captioned:  Muniz v. Genentech, et al., 5:11-cv-11489-JCO-RSW; Tifenthal v. Genentech, et al., 2:11-cv-11488-DPH-LJM; Blair v. Genentech, et al., 2:11-cv-11463-SFC-MJH; and Marsh v. Genentech, et al., 2:11-cv-11462-RHC-MKM.  The complaints allege the same claims against Genentech, us and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above.  All four cases have been transferred to the United States District Court for the Western District of Michigan.  On October 26, 2011, the Court granted the Motions to Dismiss filed by Genentech and us in all four actions.  Plaintiffs have filed a Notice of Appeal in each case. Our agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which we believe is applicable to this matter. We believe the claims against us to be without merit and intend to defend against them vigorously.

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

We finance our operations primarily through our multiple revenue streams resulting from discovery and development collaborations, sales of our common shares, biodefense contracts and the licensing of our antibody technologies.  In September of 2009, we sold our royalty interest in LUCENTIS® to Genentech, Inc., a wholly-owned member of the Roche Group (“Genentech”) for gross proceeds of $25.0 million, including royalty revenue from the second quarter of 2009.  These proceeds, along with other funds, were used to fully repay our loan from Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”).  As a result, we no longer have a royalty interest in LUCENTIS®.  In August of 2010, we sold our royalty interest in CIMZIA® for gross proceeds of $4.0 million, including royalty revenue from the second quarter of 2010.  As a result, we no longer have a royalty interest in CIMZIA®.  We received revenue from this royalty interest of $0.5 million in 2010 and $0.5 million in 2009.

Based on our cash reserves and anticipated spending levels, revenue from collaborations including our gevokizumab (formerly referred to as XOMA 052) collaboration agreement with Les Laboratoires Servier (“Servier”), funding from our loan agreement with Servier, biodefense contracts and licensing transactions and other sources of funding that we believe to be available, we believe that we have sufficient cash resources to meet our anticipated net cash needs through the next twelve months.  Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period.  If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs.  Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms.  As a result, we do not know when or whether:

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

Volatility in the financial markets has also created liquidity problems in investments previously thought to bear a minimal risk.  For example, money market fund investors, including us, have in the past been unable to retrieve the full amount of funds, even in highly-rated liquid money market accounts, upon maturity.  Although as of September 30, 2011, we have received the full amount of proceeds from money market fund investments, an inability to retrieve funds from money market fund investments as they mature in the future could have a material and adverse impact on our business, results of operations and cash flows.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase.  While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since September 30, 2011, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.

Because all of our product candidates are still being developed, we have sustained losses in the past and we expect to sustain losses in the future.

We have experienced significant losses and, as of September 30, 2011, we had an accumulated deficit of $873.6 million.

For the three and nine months ended September 30, 2011, we had net losses of approximately $5.9 million or $0.18 per common share (basic and diluted) and $20.3 million or $0.66 per common share (basic and diluted), respectively.  For the three and nine months ended September 30, 2010, we had net losses of approximately $13.6 million or $0.69 per common share (basic and diluted) and $51.0 million or $2.87 per common share (basic and diluted), respectively.

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

We are authorized to issue, without shareholder approval, 1,000,000 preference shares, of which none were issued and outstanding as of November 7, 2011, which may give other shareholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common shares.  In April of 2011, the 2,959 Series B convertible preference shares previously issued to Genentech were converted by Genentech into 254,560 common shares.  In addition, we are authorized to issue, generally without shareholder approval, up to 92,666,666 common shares, of which 34,246,279 were issued and outstanding as of November 7, 2011.  If we issue additional equity securities, the price of our common shares may be materially and adversely affected.

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

On February 4, 2011, we entered into an At Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC (“MLV”), under which we may sell common shares from time to time through the MLV, as our agent for the offer and sale of the common shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011 and amended on March 10, 2011 and June 3, 2011, which was declared effective by the SEC on June 6, 2011.  MLV may sell the common shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the common shares or to or through a market maker.  MLV may also sell the common shares in privately negotiated transactions, subject to our prior approval.  From the inception of the 2011 ATM Agreement through November 7, 2011, we sold a total of 4,437,438 common shares under this agreement for aggregate gross proceeds of $9.9 million.

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

There can be no assurance that the market price of our common shares will not decline below its present market price or that there will be an active trading market for our common shares.  The market prices of biotechnology companies have been and are likely to continue to be highly volatile.  Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common share price.  We have experienced significant volatility in the price of our common shares.  From January 1, 2011 through November 7, 2011, our share price has ranged from a high of $7.71 to a low of $1.38.  Factors contributing to such volatility include, but are not limited to:

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

If we are unable to continue to meet the requirements for continued listing on The NASDAQ Global Market, then we may be de-listed.  In March of 2010, we received a Staff Determination letter from The NASDAQ Stock Market LLC (“NASDAQ”) indicating that we had not regained compliance with the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market, pursuant to NASDAQ Listing Rule 5450(a)(1).  On August 18, 2010, we effected a reverse split of our common shares in order to regain compliance.

We have received negative results from certain of our clinical trials, and we face uncertain results of other clinical trials of our potential products.

In March of 2011, we announced that our Phase 2b trial of gevokizumab in Type 2 diabetes in 421 patients did not achieve the primary endpoint of reduction in hemoglobin A1c (“HbA1c”) after six monthly treatments with gevokizumab compared to placebo.  In June of 2011, we announced top line trial results from our six-month Phase 2a trial of gevokizumab in Type 2 diabetes in 74 patients, and there were no differences in glycemic control between the drug and placebo groups as measured by HbA1c levels.

Our potential products, including gevokizumab and XOMA 3AB, will require significant additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales.  This process is lengthy and expensive, often taking a number of years.  As clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly.  As a result, it is uncertain whether:

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

In June of 2011, Novartis announced that an advisory committee of the FDA voted in favor of the overall efficacy but not the overall safety of Ilaris® (canakinumab), a fully-human monoclonal antibody that, like gevokizumab, targets IL-1 beta, to treat gouty arthritis attacks in patients who cannot obtain adequate relief with non-steroidal anti-inflammatory drugs or colchicine.  Novartis also stated that in two pivotal Phase 3 studies of canakinumab in gouty arthritis patients, a higher percentage of patients had adverse events with canakinumab than with the standard treatment for gouty arthritis, and more serious adverse events were reported by patients treated with canakinumab compared to patients receiving the standard treatment.  In August of 2011, Novartis announced that the FDA had issued a Complete Response letter requesting additional information, including clinical data to evaluate the benefit risk profile of canakinumab in refractory gouty arthritis patients.  We have not yet determined what impact, if any, these developments may have on the development of gevokizumab.

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

Our product candidates, including gevokizumab and XOMA 3AB, cannot be manufactured and marketed in the United States and other countries without required regulatory approvals.  The United States government and governments of other countries extensively regulate many aspects of our product candidates, including:

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

Even if products in which we have an interest receive approval in the future, they may not be accepted in the marketplace.  In addition, we or our collaborators or licensees may experience difficulties in launching new products, many of which are novel and based on technologies that are unfamiliar to the healthcare community.  We have no assurance that healthcare providers and patients will accept such products, if developed.  For example, physicians and/or patients may not accept a product for a particular indication because it has been biologically derived (and not discovered and developed by more traditional means) or if no biologically derived products are currently in widespread use in that indication.  Similarly, physicians may not accept a product if they believe other products to be more effective or more cost-effective or are more comfortable prescribing other products.

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

•
In March of 2005, we entered into a contract with the National Institute of Allergy and Infectious Diseases (“NIAID”) to produce three monoclonal antibodies designed to protect United States citizens against the harmful effects of botulinum neurotoxin used in bioterrorism.  In July of 2006, we entered into an additional contract with NIAID for the development of an appropriate formulation for human administration of these three antibodies in a single injection.  In September of 2008, we announced that we were awarded an additional contract with NIAID to support our on-going development of drug candidates toward clinical trials in the treatment of botulism poisoning.  In October of 2011, we announced we had been awarded an additional contract with NIAID to develop broad-spectrum antitoxins for the treatment of human botulism poisoning.

•
In December of 2010, we entered into a license and collaboration agreement with Servier, to jointly develop and commercialize gevokizumab in multiple indications.  Under the terms of the agreement, Servier has worldwide rights to diabetes and cardiovascular disease indications and rights outside the U.S. and Japan to Behcet’s uveitis and other inflammatory and oncology indications.  We retain development and commercialization rights for Behcet’s uveitis and other inflammatory disease and oncology indications in the U.S. and Japan, and has an option to reacquire rights to diabetes and cardiovascular disease indications from Servier in these territories.  Should we exercise this option, we will be required to pay Servier an option fee and partially reimburse their incurred development expenses.  The agreement contains customary termination rights relating to matters such as material breach by either party, safety issues and patents.  Servier also has a unilateral right to terminate the agreement on a country-by-country basis or in its entirety on six months’ notice.

•
In December of 2010, we also entered into a loan agreement with Servier, which provides for an advance of up to €15.0 million and was fully funded in January of 2011 with the proceeds converting to approximately $19.5 million using the January 13, 2011 Euro to USD exchange rate.  This loan is secured by an interest in our intellectual property rights to all gevokizumab indications worldwide, excluding the U.S. and Japan.  The loan has a final maturity date in 2016; however, after a specified period prior to final maturity, the loan is required to be repaid (i) at Servier’s option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments we receive from any third party collaboration or development partner for rights to gevokizumab in the U.S. and/or Japan.  In addition, the loan becomes immediately due and payable upon certain customary events of default.  At September 30, 2011, the €15.0 million outstanding principal balance under this loan agreement would have equaled approximately $20.4 million using the September 30, 2011 Euro to USD exchange rate.

•
We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 60 companies.  As of September 30, 2011, we were aware of two antibody products manufactured using this technology that have received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular wet age-related macular degeneration and UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis.  In the third quarter of 2009, we sold our LUCENTIS® royalty interest to Genentech.  In the third quarter of 2010, we sold our CIMZIA® royalty interest.

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

Gevokizumab

We, in collaboration with Servier, are developing gevokizumab, a potent anti-inflammatory monoclonal antibody targeting IL-1 beta.  Other companies are developing other products based on the same or similar therapeutic targets as gevokizumab and these products may prove more effective than gevokizumab.  We are aware that:

•
In June of 2009, Novartis announced it had received U.S. marketing approval for Ilaris® (canakinumab), a fully-human monoclonal antibody targeting IL-1 beta, to treat children and adults with Cryopyrin-Associated Periodic Syndromes (“CAPS”).  In October of 2009, Novartis announced that Ilaris® had been approved in the European Union for CAPS.  In September of 2011, Novartis announced that Ilaris® had been approved in Japan for CAPS.  Ilaris® is also being studied in other diseases such as systemic juvenile rheumatoid arthritis (known as SJIA), gouty arthritis and secondary prevention of cardiovascular events.  In January of 2011, Novartis announced that it had filed for EMA approval of Ilaris® for the treatment and prevention of gout.  In June of 2011, Novartis announced that an advisory committee of the FDA voted in favor of the overall efficacy but not the overall safety of canakinumab to treat gouty arthritis attacks in patients who cannot obtain adequate relief with non-steroidal anti-inflammatory drugs or colchicine.  In August of 2011, Novartis announced that the FDA had issued a Complete Response letter requesting additional information, including clinical data to evaluate the benefit risk profile of canakinumab in refractory gouty arthritis patients.  In September of 2011, Novartis announced positive results of a pivotal Phase 3 trial of canakinumab in patients with SJIA and that it plans to seek regulatory approval for this indication in 2012.

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

•
In 2008, Biovitrum AB (now called Swedish Orphan Biovitrum, “Biovitrum”) obtained a worldwide exclusive license to Amgen Inc.’s (“Amgen”) Kineret® (anakinra) for its current approved indication.  Kineret® is an IL-1 receptor antagonist (IL-1ra) currently marketed to treat rheumatoid arthritis and has been evaluated over the years in multiple IL-1 mediated diseases, including indications we are considering for gevokizumab.  In addition to other on-going studies, a proof-of-concept clinical trial in the United Kingdom investigating Kineret® in patients with a certain type of myocardial infarction, or heart attack, has been completed.  In August of 2010, Biovitrum announced that the FDA had granted orphan drug designation to Kineret® for the treatment of CAPS.

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

•
Amgen has been developing AMG 108, a fully-human monoclonal antibody that targets inhibition of the action of IL-1.  In April of 2008, Amgen discussed results from a Phase 2 study in rheumatoid arthritis.  AMG 108 showed statistically significant improvement in the signs and symptoms of rheumatoid arthritis and was well tolerated.  In January of 2011, MedImmune, the worldwide biologics unit for AstraZeneca PLC, announced that Amgen granted it rights to develop AMG 108 worldwide except in Japan.

•
In June of 2009, Cytos Biotechnology AG announced the initiation of an ascending dose Phase 1/2a study of CYT013-IL1bQb, a therapeutic vaccine targeting IL-1 beta, in Type 2 diabetes.  In 2010, this study was extended to include two additional groups of patients.

•
We are aware that the following companies have completed or are conducting or planning Phase 3 clinical trials of the following products for the treatment of uveitis: Abbott - HUMIRA® (adalimumab); Lux Biosciences, Inc. - LUVENIQ (voclosporin); Novartis - Myfortic® (mycophenalate sodium) and Santen Pharmaceutical Co., Ltd. - Sirolimus (rapamycin).

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

We are subject to foreign currency exchange rate risks because substantially all of our revenues and operating expenses are paid in U.S. dollars, but we pay interest and principal obligations with respect to our loan from Servier in Euros.  To the extent that the U.S. dollar declines in value against the Euro, the effective cost of servicing our Euro-denominated debt will be higher.  Changes in the exchange rate result in foreign currency gains or losses.  Although we have managed some of our exposure to changes in foreign currency exchange rates by entering into foreign exchange option contracts, there can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition, liquidity or results of operations.  In addition, our foreign exchange option contracts are re-valued at each financial reporting period, which may also result in gains or losses from time to time.

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

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158.  The complaint asserts claims against Genentech, us and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®.  The complaint seeks unspecified compensatory and punitive damages.  Since then, additional complaints have been filed in the same court, bringing the total number of pending cases to seventy six.  The cases have been consolidated as a coordinated proceeding.  All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs’ treatment with RAPTIVA®.  On July 15, 2011, the Court dismissed with prejudice one of the cases in this coordinated proceeding, White v. Genentech, Inc., et al, Case No. RG-09-484026.  On September 8, 2011, the Court granted defendants’ Motions for Summary Judgment in two cases, Guerrero (Case No. RG-10-518396) and Harwell (Case No. RG-09-464039), and dismissed both cases.  On September 19, 2011, the Court sustained defendants’ Demurrer to another case (Young, Case No. RG-11-569879) and dismissed the complaint.  On October 19, 2011, the Court granted defendants’ Motion for Summary Judgment in Krawiec v. Genentech, Inc., et al., Case No. RG10-524963. Even though Genentech has agreed to indemnify us in connection with these matters, there can be no assurance that these or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

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

On April 8, 2011, four complaints were filed in the United States District Court for the Eastern District of Michigan.  The cases are captioned:  Muniz v. Genentech, et al., 5:11-cv-11489-JCO-RSW; Tifenthal v. Genentech, et al., 2:11-cv-11488-DPH-LJM; Blair v. Genentech, et al., 2:11-cv-11463-SFC-MJH; and Marsh v. Genentech, et al., 2:11-cv-11462-RHC-MKM.  The complaints allege the same claims against Genentech, us and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above.  All four cases have been transferred to the United States District Court for the Western District of Michigan. On October 26, 2011, the Court granted the Motions to Dismiss filed by Genentech and the Company in all four actions.  Plaintiffs have filed a Notice of Appeal in each case. Even though Genentech has agreed to indemnify us in connection with these matters, there can be no assurance that these or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

The loss of key personnel, including our Interim Chief Executive Officer, could delay or prevent achieving our objectives.

Our research, product development and business efforts could be adversely affected by the loss of one or more key members of our scientific or management staff, particularly our executive officers: John Varian, our Interim Chief Executive Officer; Patrick J. Scannon, M.D., Ph.D., our Executive Vice President and Chief Scientific Officer; Fred Kurland, our Vice President, Finance and Chief Financial Officer; Christopher J. Margolin, our Vice President, General Counsel and Secretary; and Paul Rubin, M.D., our Vice President, Clinical Development and Chief Medical Officer.  We currently have no key person insurance on any of our employees.

Effective August 31, 2011, our previous Chairman of the Board, Chief Executive Officer and President, Steven B. Engle, resigned from those positions and John Varian, who is also a member of our Board, was appointed Interim Chief Executive Officer.  Our Board has initiated a search for a permanent Chief Executive Officer, but there can be no assurance that a suitable candidate will be found or hired.

A U.S. holder of our common shares or warrants could be subject to material adverse U.S. federal income tax consequences if we were considered to be a PFIC at any time during the U.S. holder’s holding period.

Although we have announced our intention to change our jurisdiction of incorporation from Bermuda to Delaware, we have not yet done so and we currently remain a Bermuda company.

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

If we were found to be a PFIC for any taxable year in which a U.S. holder (as defined below) held common shares or warrants, certain adverse U.S. federal income tax consequences could apply to such U.S. holder, including a recharacterization of any capital gain recognized on a sale or other disposition of common shares or warrants (which may include an exchange of common shares or warrants in the Domestication) as ordinary income, ineligibility for any preferential tax rate otherwise applicable to any “qualified dividend income,” a material increase in the amount of tax that such U.S. holder would owe and the possible imposition of interest charges, an imposition of tax earlier than would otherwise be imposed and additional tax form filing requirements.

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

Section 382 of the Internal Revenue Code of 1986, as amended, generally limits the ability of a corporation that undergoes an “ownership change” to utilize its net operating loss carry-forwards (“NOLs”) and certain other tax attributes against any taxable income in taxable periods after the ownership change.  The amount of taxable income in each taxable year after the ownership change that may be offset by pre-change NOLs and certain other pre-change tax attributes is generally equal to the product of (a) the fair market value of the corporation’s outstanding shares (or,  in the case of a foreign corporation, the fair market value of items treated as connected with the conduct of a trade or business in the United States) immediately prior to the ownership change and (b) the long-term tax exempt rate (i.e., a rate of interest established by the IRS that fluctuates from month to month).  In general, an “ownership change” occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by “5-percent shareholders” (within the meaning of Section 382 of the Internal Revenue Code) increases by more than 50 percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such “5-percent shareholders” at any time over the preceding three years.

Based on our initial analysis under Section 382 (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), we experienced an ownership change in 2009, which would substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year. We have and will continue to evaluate alternative analyses permitted under Section 382 and IRS notices in order to determine whether or not any ownership changes have occurred and may occur (and if so, when they occurred) that would result in limitations on our NOLs or certain other tax attributes.

Recently proposed legislation, if enacted, could subject us to U.S. federal income taxation as if we were a U.S. corporation.

Although we have announced our intention to change our jurisdiction of incorporation from Bermuda to Delaware, we have not yet done so and we currently remain a Bermuda company.

A bill recently introduced in the House of Representatives provides in certain instances that a foreign corporation would, for any taxable year beginning on or after the second anniversary of the bill’s enactment, be treated as a U.S. corporation for U.S. federal income taxes purposes if such corporation were managed and controlled primarily in the United States.  If this bill were enacted in 2011 in its present form and we were to make no changes to our current management structure, we would likely be treated, beginning in 2014, as a U.S. corporation subject to U.S. federal income taxation on our worldwide income. A similar bill has also been recently introduced in the Senate. There can be no assurance that the foregoing bills or another similar legislative proposal will not become law.

Because we are a relatively small biopharmaceutical company with limited resources, we may not be able to attract and retain qualified personnel.

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise.  We had approximately 240 employees as of November 7, 2011.  We may require additional experienced executive, accounting, research and development, legal, administrative and other personnel from time to time in the future.  There is intense competition for the services of these personnel, especially in California.  Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future.  If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

Although we have announced our intention to change our jurisdiction of incorporation from Bermuda to Delaware, we have not yet done so and we currently remain a Bermuda company.

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

Although we have announced our intention to change our jurisdiction of incorporation from Bermuda to Delaware, we have not yet done so and we currently remain a Bermuda company.

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

Our shareholder rights agreement, Bermuda bye-laws and proposed Delaware organizational documents contain provisions that may prevent transactions that could be beneficial to our shareholders and may insulate our management from removal.

In February of 2003, we adopted a new shareholder rights agreement (to replace the shareholder rights agreement that had expired), which could make it considerably more difficult or costly for a person or group to acquire control of us in a transaction that our Board of Directors opposes. We have announced our intention to change our jurisdiction of incorporation from Bermuda to Delaware, and if we do so we intend to keep our rights agreement in place following the Domestication.

Our Bermuda bye-laws currently, and our proposed Delaware organizational documents will:

•
require certain procedures to be followed and time periods to be met for any shareholder to propose matters to be considered at annual meetings of shareholders, including nominating directors for election at those meetings; and

•
authorize our Board of Directors to issue up to 1,000,000 preference shares without shareholder approval and to set the rights, preferences and other designations, including voting rights, of those shares as the Board of Directors may determine.

In addition, our Bermuda bye-laws currently contain provisions, similar to those contained in the Delaware General Corporation Law (the “DGCL”), that may make business combinations with interested shareholders more difficult, and upon effectiveness of the Domestication these provisions of the DGCL will apply to us.

These provisions of our shareholders rights agreement, our Bermuda bye-laws, our proposed Delaware organizational documents and, once applicable, the DGCL, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of common shares or common stock, could limit the ability of shareholders to approve transactions that they may deem to be in their best interests, and could make it considerably more difficult for a potential acquirer to replace management.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        RESERVED

ITEM 5.        OTHER INFORMATION

On November 9, 2011, the Company issued the press release attached hereto as Exhibit 99.2 furnished herewith relating to the expansion of its gevokizumab development program.

ITEM 6.       EXHIBITS

Exhibit Number

10.1	Form of Restricted Share Unit Agreement for 2010 Long Term Incentive and Share Award Plan

31.1	Certification of John Varian, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Fred Kurland, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of John Varian, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Fred Kurland, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Earnings Press Release dated November 9, 2011, furnished herewith

99.2	Gevokizumab Press Release dated November 9, 2011, furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Ltd.

Date: November 9, 2011	By:	/s/ JOHN VARIAN
John Varian
Interim Chief Executive Officer
(principal executive officer)

Date: November 9, 2011	By:	/s/ FRED KURLAND
Fred Kurland
Vice President, Finance and Chief Financial Officer
(principal financial officer and chief accounting officer)