Form 10-K
period 2011-12-31
XOMA Corp
filed 2012-03-14
CIK 791908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to

Commission File No. 0-14710

XOMA Corporation
(Exact name of registrant as specified in its charter)

Delaware	52-2154066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2910 Seventh Street, Berkeley, California 94710	(510) 204-7200
(Address of principal executive offices, including zip code)	(Telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.0075 par value Preferred Stock Purchase Rights	The NASDAQ Global Market

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
Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant is $75,567,267 as of June 30, 2011

Number of shares of Common Stock outstanding as of March 12, 2012:  68,043,103

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the Company’s 2011 Annual General Meeting of Stockholders are incorporated by reference into Part III of this Report.

XOMA Corporation
2011 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

Overview

XOMA Corporation (“XOMA” or the “Company”), a Delaware corporation, discovers and develops innovative antibody-based therapeutics.  Our lead drug candidate is gevokizumab (formerly XOMA 052), a humanized antibody that binds to the inflammatory cytokine interleukin-1 beta (“IL-1 beta”).  In collaboration with our partner, Les Laboratoires Servier (“Servier”), we expect gevokizumab to enter global Phase 3 clinical development in 2012 for non-infectious uveitis (“NIU”) and Behçet’s uveitis.  We anticipate Servier will enter gevokizumab into a Phase 2 study in a cardiovascular disease indication during 2012.  Separately, we have launched a Phase 2 proof-of-concept program for gevokizumab to evaluate additional indications for further development, including a clinical trial in moderate-to-severe inflammatory acne, which began enrolling patients in December 2011, and a clinical trial in erosive osteoarthritis of the hand, for which we plan to initiate enrollment in the second quarter of 2012.

We have entered into a license and collaboration agreement with Servier to jointly develop and commercialize gevokizumab in multiple indications.  Gevokizumab is designed to inhibit the pro-inflammatory cytokine IL-1 beta, which is believed to be a primary trigger of pathologic inflammation in multiple diseases. Under the terms of the agreement, Servier has worldwide rights to gevokizumab for cardiovascular disease and diabetes indications and rights outside the U.S. and Japan to all other indications.  We retain development and commercialization rights in the U.S. and Japan to all indications except cardiovascular disease and diabetes and have an option to reacquire rights to these indications from Servier in these territories.  Should we exercise our option to reacquire rights to either or both of the cardiovascular disease or diabetes indications in the U.S. and Japan, we will be required to pay Servier an option fee and partially reimburse its incurred development expenses.

Our proprietary preclinical pipeline includes classes of antibodies that activate or sensitize the insulin receptor in vivo and represent potential new therapeutic approaches to the treatment of diabetes.  We have developed these and other antibodies using some or all of our ADAPT™ antibody discovery and development platform, our ModulX™ technologies for generating allosterically modulating antibodies, and our OptimX™ technologies for optimizing biophysical properties of antibodies, including affinity, immunogenicity, stability and manufacturability.

In January 2012, we announced that we had acquired U.S. rights to the perindopril franchise from Servier. The agreement includes ACEON® (perindopril erbumine), a currently marketed angiotensin converting enzyme (“ACE”) inhibitor, and a portfolio of three fixed-dose combination product candidates where perindopril is combined with another active ingredient(s), such as a calcium channel blocker. The longest of the patents relating to the proprietary form of perindopril in each of the combination product candidates expires in December 2023. We assumed commercialization activities for ACEON® in January 2012 following the transfer from Servier’s previous licensee.  In late February 2012, we initiated enrollment in a Phase 3 trial for the first fixed-dose combination product candidate from the perindopril franchise we acquired from Servier, which combines perindopril arginine and amlodipine besylate (“FDC1”). The trial, named PATH (Perindopril Amlodipine for the Treatment of Hypertension), is expected to enroll approximately 816 patients with hypertension to determine the safety and efficacy of the fixed-dose combination versus either perindopril or amlodipine alone.  The primary and secondary endpoints are reduction in sitting diastolic and systolic blood pressure, respectively, from baseline after six weeks of treatment.  Based on regulatory interaction to date, if positive, this trial is expected to be the only additional efficacy trial needed to complement the existing clinical data in support of the submission of an application to the FDA seeking approval for this product candidate. Partial funding for the PATH trial will be provided by Servier; the balance of study expenses, consisting primarily of costs generated by our contract research organization, are expected to be paid by us over time from any profits generated by our ACEON® sales.

XOMA 3AB, a biodefense anti-botulism product candidate comprised of a combination of antibodies, was developed through funding from the National Institute of Allergy and Infectious Diseases (“NIAID”) of the U.S. National Institutes of Health (“NIH”). Enrollment has been completed in a Phase 1 clinical trial sponsored by NIAID. In January 2012, we announced that we will complete NIAID biodefense contracts currently in place but will not actively pursue future contracts. Should the government choose to acquire XOMA 3AB or other biodefense products in the future, we expect to be able to provide these antibodies through an outside manufacturer.

We also have developed antibody product candidates with premier pharmaceutical companies including Novartis AG (“Novartis”) and Takeda Pharmaceutical Company Limited (“Takeda”). Two antibodies developed with Novartis, LFA102 and HCD122 (lucatumumab), are in Phase 1 and/or 2 clinical development by Novartis for the potential treatment of breast or prostate cancer and hematological malignancies, respectively.

In January 2012, we implemented a restructuring designed to sharpen our focus on value-creating opportunities led by gevokizumab and our antibody discovery and development capabilities. The restructuring plan includes a reduction of our personnel by 84 positions, or 34%, of which approximately 50 were eliminated immediately and the remainder will be eliminated by April 6, 2012.  These staff reductions result primarily from our decisions to utilize a contract manufacturing organization for Phase 3 and commercial antibody production and to eliminate internal research functions that are non-differentiating or that can be obtained cost-effectively by contract service providers.

Product Development Strategy

We are advancing a pipeline of antibody product candidates using our proven expertise, technologies and capabilities from antibody discovery through product development.  We seek to expand our pipeline by developing additional proprietary products and technologies and by entering into licensing and collaborative arrangements with pharmaceutical and biotechnology companies. The principal elements of our strategy are to:

•
Focus on advancing gevokizumab, our lead product candidate.  Using our proprietary antibody technologies, capabilities and expertise, we discovered gevokizumab, an antibody that inhibits IL-1 beta.  Gevokizumab has the potential to address the underlying inflammatory causes of a wide range of unmet medical needs by targeting IL-1 beta, a cytokine that triggers inflammatory pathways in the body.

In December 2010, we entered into an agreement with Servier to jointly develop and commercialize gevokizumab in multiple indications, which provided for a non-refundable upfront payment of $15.0 million that we received in January 2011. In connection with this agreement, Servier is funding the first $50.0 million of gevokizumab global clinical development and chemistry and manufacturing controls (“CMC”) expenses and 50% of further expenses for the Behçet’s uveitis indication. Servier has agreed to include the NIU Phase 3 trial discussed below under the terms of the collaboration agreement for Behçet’s uveitis as long as the European Medicines Agency (“EMA”) enables the results of the trial to be included in regulatory submissions in the European Union (“EU”).

In January 2011, we received the full €15.0 million advance allowed under our loan agreement with Servier dated December 30, 2010, converting to U.S. dollar proceeds of approximately $19.5 million at the date of funding.

In March 2011, we announced our Phase 2b trial of gevokizumab in 421 Type 2 diabetes patients did not achieve the primary endpoint of reduction in hemoglobin A1c (“HbA1c”) after six monthly treatments with gevokizumab compared to placebo.  However, significant decreases in C-reactive protein (“CRP”), a biomarker for the risk of heart attack, stroke and other cardiovascular and inflammatory diseases, were observed in all dose groups versus placebo. Results from a Phase 2a gevokizumab trial in 74 patients with Type 2 diabetes, announced in June 2011, were consistent with the Phase 2b results.  Gevokizumab was well tolerated in these trials, with no significant differences in adverse events between gevokizumab and placebo and no serious drug-related adverse events.

Servier and we are implementing an expanded gevokizumab clinical development plan. The plan includes a global Phase 3 trial in active and controlled NIU involving the intermediate and/or posterior segments of the eye, including Behçet’s uveitis, and a Phase 3 trial outside the U.S. in Behçet’s uveitis. We expect these trials will be designed to meet the FDA requirement for ophthalmic indications that at least 300 patients be treated for at least six months and 100 patients for 1 year at the to-be-marketed dose. We anticipate we will have preliminary top-line results from the first NIU Phase 3 trial approximately 18 to 24 months after we enroll our first patient. Based upon the timing of anticipated regulatory interactions, we anticipate initiating the first NIU Phase 3 trial in the second quarter of 2012.

In addition, we announced a Phase 2 proof-of-concept clinical program to identify additional conditions that may respond to treatment with gevokizumab.  The program will study gevokizumab in three separate diseases that have demonstrated IL-1 beta involvement.  The first study in moderate to severe inflammatory acne began enrolling patients in December 2011.  During the second quarter of 2012, we are planning to initiate enrollment in the second clinical study in this program, which will study gevokizumab in patients with erosive osteoarthritis of the hand.  Later in 2012, we plan to announce the final proof-of-concept indication. Based upon our discussions, we believe Servier intends to advance gevokizumab into Phase 2 development for cardiovascular disease in 2012.

•
Advance our proprietary preclinical pipeline candidates and generate revenues from our proprietary technologies. We will continue to develop our proprietary preclinical pipeline, primarily focusing on the development of allosteric modulating monoclonal antibodies.  Our first program, which targets the insulin receptor, has generated two new classes of fully human monoclonal antibodies that activate (XMetA) or sensitize (XMetS) the insulin receptor in vivo. XMetA and XMetS represent the potential for distinct, new therapeutic approaches to the treatment of patients with diabetes.  Separate studies of XMetA and XMetS demonstrated they reduced fasting blood glucose levels and improved glucose tolerance in mouse models of diabetes.

Historically, we have established technology collaborations with several companies to provide access to multiple XOMA proprietary antibody discovery and optimization technologies.  In addition, we have licensed our BCE technology to more than 60 companies in exchange for license, milestone and other fees, royalties and complementary technologies; a number of licensed product candidates are in clinical development. We believe we can continue to generate significant revenue from our proprietary technologies and programs in the future.

•
Complete current biodefense contracts. To date, we have been awarded four contracts, totaling up to approximately $120 million, from NIAID to support development of XOMA 3AB and additional product candidates for the treatment of botulism poisoning.  In addition, our biodefense programs included two subcontracts from SRI International totaling $4.3 million, funded through NIAID, for the development of antibodies to neutralize H1N1 and H5N1 influenza viruses and the virus that causes severe acute respiratory syndrome (“SARS”).

NIAID is conducting a Phase 1 trial of XOMA 3AB, a novel formulation of three antibodies designed to prevent and treat botulism poisoning.  This double-blind, dose-escalation study in approximately 24 healthy volunteers is designed to assess the safety and tolerability and determine the pharmacokinetic profile, of XOMA 3AB.

In January 2012, we announced that we will complete NIAID biodefense contracts currently in place but will not actively pursue future contracts. Should the government choose to acquire XOMA 3AB or other biodefense products in the future, we expect to be able to provide these antibodies through an outside manufacturer.

Commercialization Strategy

We are committed to establishing XOMA as a commercial organization in the U.S. in order to derive appropriate value from our product discovery and development programs. In January 2012, we announced we had acquired U.S. rights, and we assumed commercialization activities, for the branded antihypertensive product ACEON® (perindopril erbumine), an FDA-approved ACE inhibitor, from Servier’s previous U.S. licensee. In addition to ACEON®, the acquisition includes a portfolio of three fixed-dose combination product candidates where perindopril is combined with other active ingredient(s), such as a calcium channel blocker.

ACEON® is subject to competition from multiple approved generic perindopril erbumine products, and our commercialization activities are limited to distribution and post marketing regulatory responsibilities as the current holder of the ACEON® New Drug Application, or NDA. We have contracted with third parties to manufacture and distribute ACEON®.

Proprietary Products

As part of our strategy, we are focusing our technology and resources on advancing our emerging proprietary pipeline. Below is a summary of our proprietary products:

•
Gevokizumab is a potent monoclonal antibody with the potential to improve the treatment of patients with a wide variety of inflammatory diseases.  Gevokizumab binds strongly to IL-1 beta, a pro-inflammatory cytokine involved in the development of NIU and Behçet’s uveitis, moderate-to-severe inflammatory acne, erosive osteoarthritis of the hand, cardiovascular disease, rheumatoid arthritis, gout and other diseases.  By binding to IL-1 beta, gevokizumab inhibits the activation of the IL-1 receptor, thereby preventing the cellular signaling events that produce inflammation.  Gevokizumab is a humanized IgG2 antibody.  Based on its binding properties, specificity for IL-1 beta and its half-life (the time it takes for the amount administered to be reduced by one-half) in the body, gevokizumab may provide convenient dosing of once per month or less frequently.

In December 2010, we entered into an agreement with Servier to jointly develop and commercialize gevokizumab in multiple indications.

•
XOMA Metabolic Activating and Sensitizing Antibodies.  Insulin receptor-activating antibodies, such as XMetA, are designed to provide long-acting insulin-like activity to diabetic patients who cannot make sufficient insulin, potentially reducing the number of insulin injections needed to control their blood glucose levels.  Insulin receptor-sensitizing antibodies, such as XMetS, are designed to reduce insulin resistance and could enable diabetic patients to use their own insulin more effectively to control blood glucose levels.

Studies presented on XMetA demonstrated it reduced fasting blood glucose levels and improved glucose tolerance in a mouse model of diabetes.  After six weeks of treatment, mice treated with XMetA had a statistically significant reduction in HbA1c levels, a standard measure of average blood glucose levels over time, compared to the control mice.  In addition, there was a statistically significant reduction in elevated non-HDL cholesterol levels.

We studied XMetS in a mouse model of obesity-induced insulin resistance.  In mice treated with XMetS, we saw enhanced insulin sensitivity and statistically significant improvements in fasting blood glucose levels and glucose tolerance as compared to the control mice. In addition, there was a statistically significant reduction in elevated non-HDL cholesterol levels.

•
XOMA 3AB is a multi-antibody product designed to neutralize the most potent of the botulinum toxins, Type A, which causes paralysis and is a bioterrorism threat.  Our anti-botulism program also includes additional product candidates and is the first of its kind to combine multiple human antibodies in each product candidate to target a broad spectrum of the most toxic botulinum toxins, including the three most toxic serotypes, Types A, B and E.  The antibodies are designed to bind to each toxin and enhance the clearance of the toxin from the body.  The use of multiple antibodies increases the likelihood of clearing the harmful toxins by providing specific protection against each toxin type.  In contrast to existing agents that treat botulism, XOMA uses advanced human monoclonal antibody technologies in an effort to achieve superior safety, potency and efficacy, and avoid life-threatening immune reactions associated with animal-derived products. XOMA 3AB is currently in a Phase 1 study funded and conducted by NIAID.

•
Preclinical Product Pipeline:  We are pursuing additional opportunities to further broaden our preclinical product pipeline.  These include internal discovery programs, product development collaborations with other pharmaceutical and biotechnology companies and evaluation of product in-licensing, in-kind product trades and acquisition opportunities.

Partnership Products

Historically, we have provided research and development collaboration services for world-class organizations, such as Novartis, Takeda, and Schering Plough Research Institute, a division of Schering Corporation, now a subsidiary of Merck & Co. (referred to herein as “Merck/Schering-Plough”), in pursuit of new antibody products.  In more recent years, we have evolved our business focus from a service provider model to a proprietary product development model.  However, we will continue to capitalize on collaborative partnership arrangements as opportunities arise.  Below is a list of such collaborations:

•
Therapeutic Antibodies with Takeda: Since 2006, Takeda has been a collaboration partner for therapeutic monoclonal antibody discovery and development against multiple targets selected by them.  In February 2009, we expanded our existing collaboration to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems.  We may receive potential milestones and royalties on sales of antibody products in the future.

•
Therapeutic Antibodies with Novartis: In November 2008, we restructured our product development collaboration with Novartis.  Under the restructured agreement, Novartis received control over the two ongoing programs, HCD122 and LFA102, under the original product development collaboration entered into in 2004 with Novartis (then Chiron Corporation).  We may, in the future, receive milestones and double-digit royalty rates for the programs and options to develop or receive royalties from four additional programs.

•
Therapeutic Antibodies with Merck/Schering- Plough: Merck/Schering-Plough has been a collaboration partner since 2006 for therapeutic monoclonal antibody discovery and development against multiple targets selected by them.  In January 2011, we successfully completed the services we had agreed to perform under the collaboration agreement with Merck/Schering-Plough.

Technologies and Technology Licenses

We have a unique set of antibody discovery, optimization and development technologies, including:

•	ADAPT™ (Antibody Discovery Advanced Platform Technologies): proprietary phage display libraries integrated with yeast and mammalian display to enable antibody discovery;

•	ModulX™: technology that enables positive and negative modulation of biological pathways using a new class of monoclonal antibodies called allosterically modulating antibodies; and

•	OptimX™: technologies used for optimizing biophysical properties of antibodies, including affinity, immunogenicity, stability and manufacturability.

Technology Licenses

Below is a summary of certain proprietary technologies owned by us and available for licensing to other companies:

•
Antibody discovery technologies: We use human antibody phage display libraries, integrated with yeast and mammalian display (“ADAPT™ Integrated Display”), in our discovery of therapeutic candidates, and we offer access to this platform, including novel phage libraries developed internally, as part of our collaboration business.  We believe access to ADAPT™ Integrated Display offers a number of benefits to us and our collaboration partners, because it enables us to combine the diversity of phage libraries with accelerated discovery due to rapid IgG reformatting and FACS-based screening using yeast and mammalian display. This increases the probability of technical and business success in finding rare and unique functional antibodies directed to targets of interest.

•
ModulX™ technology: ModulX™ technology allows modulation of biological pathways using monoclonal antibodies and offers insights into regulation of signaling pathways, homeostatic control, and disease biology. Using ModulX™, XOMA is generating a new class of product candidates with novel mechanisms of action that specifically alter the kinetics of interaction between molecular constituents (e.g. receptor-ligand). ModulX™ technology enables expanded target and therapeutic options, and offers a unique approach in the treatment of disease.

•	OptimX™ technologies:

Human Engineering™: HE™ is a proprietary humanization technology that allows modification of non-human monoclonal antibodies to reduce or eliminate detectable immunogenicity and make them suitable for medical purposes in humans.  The technology uses a unique method developed by us, based on analysis of the conserved structure-function relationships among antibodies.  The method defines which residues in a non-human variable region are candidates to be modified.  The result is a HE™ antibody with preserved antigen binding, structure and function and with eliminated or greatly reduced immunogenicity.  HE™ technology was used in development of gevokizumab and is used in the development of certain other antibody products.

Targeted Affinity Enhancement™ (“TAE™”): TAE™ is a proprietary technology involving the assessment and guided substitution of amino acids in antibody variable regions, enabling efficient optimization of antibody binding affinity and selectivity modulation.  TAE™ generates a comprehensive map of the effects of amino acid mutations in the CDR region likely to impact binding.  The technology is utilized by XOMA scientists and has been licensed to a number of our collaborators.

•
Bacterial Cell Expression: The production or expression of antibodies using bacteria is an enabling technology for the discovery and selection, as well as the development and manufacture, of recombinant protein pharmaceuticals, including diagnostic and therapeutic antibodies for commercial purposes.  Genetically engineered bacteria are used in the recombinant expression of target proteins for biopharmaceutical research and development, primarily due to the relative simplicity of gene expression in bacteria, as well as many years of experience culturing such species as E. coli in laboratories and manufacturing facilities.  Our scientists have developed bacterial expression technologies for producing antibodies and other recombinant protein products.

We have granted more than 60 licenses to biotechnology and pharmaceutical companies to use our patented and proprietary technologies relating to bacterial expression of recombinant pharmaceutical products.  Bacterial antibody expression is also a key technology used in multiple systems for high-throughput screening of antibody domains.  Expression of antibodies by phage display technology, for example, depends upon the expression and secretion of antibody domains from bacteria as properly folded, functional proteins.

Many licensees of our bacterial cell expression technology have developed, or are in the process of developing, antibodies for which we may be entitled to future milestone payments and royalties on product sales.  Under the terms of our license agreement with Pfizer Inc. (“Pfizer”), signed in 2007, we received an up-front cash payment of $30 million and from 2009 through 2011; we received milestone payments relating to four undisclosed product candidates.  We also may be eligible for additional milestone payments aggregating up to $4.9 million relating to these four product candidates and low single-digit royalties on future sales of all products subject to this license.  In addition, we may receive potential milestone payments aggregating up to $1.7 million for each additional qualifying product candidate.  Our right to milestone payments expires on the later of the expiration of the last-to-expire licensed patent or the tenth anniversary of the effective date.  Our right to royalties expires upon the expiration of the last-to-expire licensed patent.

Current licensees include but are not limited to the following entities:

Active Biotech AB	Dompe, s.p.a.	MorphoSys AG

Affimed Therapeutics AG	Dyax Corp.	Novartis AG

Affitech AS	Eli Lilly and Company	Pfizer Inc.

Applied Molecular Evolution, Inc. (now a subsidiary of Eli Lilly and Company)	Genentech, Inc. (now a member of the Roche Group)	Takeda Pharmaceutical Company Ltd.

Bayer Healthcare AG	Invitrogen Corporation	The Medical Research Council UCB S.A.

BioInvent International AB	MedImmune Ltd.	Verenium Corporation

Centocor Ortho Biotech (now a member of Johnson & Johnson)	Merck & Co., Inc.	Wyeth Pharmaceuticals Division (now a member of Pfizer Inc.)

Crucell Holland B.V. (now a member of Johnson & Johnson)	Mitsubishi Tanabe Pharma Corporation	ZymoGenetics, Inc. (now a member of Bristol-Myers Squibb Company)

These licenses sometimes are associated with broader agreements, which may include expanded license rights, cell line development and process development.

Proprietary Product Summary:

The following table summarizes information related to the proprietary products we are currently developing:

Program	Description	Indication	Status	Developer
Gevokizumab	HE™ antibody to IL-1 beta	Non-infectious uveitis, Behçet’s uveitis, moderate to severe inflammatory acne, erosive osteoarthritis of the hand, and cardio-metabolic diseases
Planned Phase 3 for non-infectious uveitis in 2012, planned Phase 3 for Behçet’s uveitis, and planned Phase 2 cardiovascular study  in 2012, ongoing Phase 2  for moderate to severe inflammatory acne, and planned initiation of erosive osteoarthritis of the hand and one additional proof-of-concept study in 2012
XOMA (in collaboration with Servier)
XMetA, XMetS	Fully human monoclonal antibodies	Diabetes, metabolic disorders	Preclinical	XOMA
XOMA 3AB	Therapeutic antibodies to multiple Type A botulinum neurotoxins	Botulism poisoning	Phase 1	XOMA (NIAID-funded)
Multiple preclinical programs	Fully human monoclonal antibodies to multiple disease targets, including TGF-beta and FGFR-4.	Autoimmune, cardio-metabolic, infectious, inflammatory, and oncological diseases	Preclinical	XOMA

Partnership Product Summary:

The following table summarizes information related to certain products that we currently are developing or have developed in the past, for which we may earn royalties on product sales in the future:

Program	Description	Indication	Status	Developer
FDC1	Perindopril arginine and amlodipine besylate	Hypertension	Phase 3	XOMA (partially funded by Servier)
HCD122 and LFA102	Fully human antibody to CD40 and HE™ antibody to prolactin receptor	Hematologic tumors; certain breast and prostate cancers; other undisclosed diseases	Phase 1 and 2; Phase 1	Novartis (fully funded)
Therapeutic antibodies	Fully human monoclonal antibodies to undisclosed disease targets	Undisclosed	Preclinical	Takeda (fully funded)
Therapeutic antibodies	HE™ monoclonal antibody to HGF	Non-small cell lung cancer; solid tumors and multiple myeloma	Phase 2; Phase 1	AVEO (fully funded)

Financial and Legal Arrangements of Product Collaborations, Licensing and Other Arrangements

Collaboration and Licensing Agreements

Servier -- Gevokizumab

We have entered into a license and collaboration agreement with Servier to jointly develop and commercialize gevokizumab in multiple indications, which provided a non-refundable upfront payment of $15 million, which we received in January 2011.  Under the terms of the agreement, Servier has worldwide rights to cardiovascular disease and diabetes indications and rights outside the U.S. and Japan to all other indications, including Behçet’s uveitis and other inflammatory and oncology indications. XOMA retains development and commercialization rights in the U.S. and Japan for all indications (including NIU, Behçet’s uveitis and other inflammatory disease and oncology indications) except cardiovascular disease and diabetes.  XOMA also has an option to reacquire rights to cardiovascular disease and diabetes indications from Servier in these territories (the “Cardiometabolic Indications Option”).  Should we exercise the Cardiometabolic Indications Option, we will be required to pay Servier an option fee and partially reimburse their incurred development expenses.  Each party has the right in certain circumstances to pursue development in indications not specified in the agreement, and in such event the other party will have the option to participate in such development in certain circumstances, including reimbursement of a portion of the developing party’s expenses.

Under this agreement, Servier will fully fund activities to advance the global clinical development and future commercialization of gevokizumab in cardiovascular-related diseases and diabetes.  Also, Servier will fund $50 million of future gevokizumab global clinical development and CMC expenses and 50% of further expenses for the Behçet’s uveitis indication.  Servier has agreed to include the NIU Phase 3 trial under the terms of the collaboration agreement for Behçet’s uveitis discussed above as long as the EMA enables the results of the trial to be included in regulatory submissions in the EU.

In addition, under the agreement, we are eligible to receive a combination of Euro- and U.S. Dollar (“USD”)-denominated, development and sales milestones for multiple indications aggregating to a potential maximum of approximately $460 million when converted using the December 31, 2011, Euro to USD exchange rate (the “12/31/11 Exchange Rate”), if XOMA reacquires cardiovascular and/or diabetes rights in the U.S. and Japan.  If XOMA does not reacquire these rights, then the milestone payments aggregate to a potential maximum of approximately $800 million converted using the 12/31/11 Exchange Rate. Servier’s obligation to pay development and commercialization milestones will continue for so long as Servier is developing or selling products under the agreement.

We also are eligible to receive royalties on gevokizumab sales, which are tiered based on sales levels and range from a mid-single digit to up to a mid-teens percentage rate.  Our right to royalties with respect to a particular product and country will continue for so long as such product is sold in such country.

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

We also have entered into a loan agreement with Servier, which provided for an advance of up to €15.0 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million at the date of funding. The loan is secured by an interest in XOMA’s intellectual property rights to all gevokizumab indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and is subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period was 3.22%. The interest rate was reset to 3.83% for the six-month period from July 2011 through January 2012 and 3.54% for the six-month period from January 2012 through July 2012. Interest is payable semi-annually; however, the loan agreement provides for a deferral of interest payments over a period specified in the agreement. During the deferral period, accrued interest will be added to the outstanding principal amount for the purpose of interest calculation for the next six-month interest period. On the repayment commencement date, all unpaid and accrued interest shall be paid to Servier, and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. The loan matures in 2016; however, after a specified period prior to final maturity, the loan is to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments we receive from any third-party collaboration or development partner for rights to gevokizumab in the U.S. and/or Japan. In addition, the loan becomes immediately due and payable upon certain customary events of default. At December 31, 2011, the outstanding principal balance under this loan was $19.4 million using the 12/31/11 Exchange Rate.  Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding our loan agreement with Servier.

Servier – U.S. Perindopril Franchise

Effective January 11, 2012, we entered into an amended and restated agreement with Servier for the U.S. commercialization rights to ACEON® (perindopril erbumine), an ACE inhibitor, and the development and commercialization in the U.S. of up to three product candidates combining perindopril with other cardiovascular drugs in fixed-dose combinations, or FDCs.  This agreement, together with a related trademark license agreement, provides us with exclusive U.S. rights to ACEON® and the first FDC product candidate, which combines perindopril arginine and amlodipine besylate, a calcium channel blocker, and options on two additional FDC product candidates.  Under the arrangement, Servier is required to provide relevant data, patent rights and know-how to us, and we are required to use diligent efforts to (i) maintain the ACEON® marketing approval and commercialize ACEON® in a manner intended to maintain sales for a period of three years and (ii) develop and commercialize the first FDC product candidate and, if our options are exercised, the additional FDC product candidates.  The arrangement also provides that Servier will supply to us, and we will purchase exclusively from Servier, the active ingredients in ACEON® and the FDC product candidates, in some cases for a limited period.

In connection with this arrangement, we paid a $1.5 million license fee to Servier in the third quarter of 2010.  We also are required to pay a royalty on ACEON® sales at a rate that is tiered based on sales levels and ranges from a mid-single digit to a mid-teen percentage rate.  If approved, we also will pay a royalty on sales of the FDC product candidates in the mid-teen percentage rate.  The FDC royalty rate is subject to reduction in the event of generic competition or if other intellectual property rights are required. We may be required to pay the following milestones: development milestones aggregating $8.5 million (assuming we exercise our options on the additional FDCs) and sales milestones of up to an aggregate $15.1 million, in each case for all of the FDC product candidates.  We also may be required to make certain additional payments if the FDC product candidates receive FDA approval but certain minimum sales levels are not reached.  We generally will be responsible for our development and commercialization expenses, but Servier has agreed to partially fund development of the first FDC product candidate, FDC1.

By its terms, the arrangement, including our obligation to pay royalties and/or development and sales milestones, will continue until the later of July 2018 or the expiration of the last-to-expire Servier patent licensed to us under the arrangement, unless terminated earlier.  The agreement contains customary termination rights relating to matters, such as material breach by either party, insolvency of either party or safety issues.  Each party also has the right to terminate the arrangement if the first FDC product candidate does not receive FDA approval by December 31, 2014.  Servier also has the right to terminate the arrangement if certain aspects of our commercialization strategy are not successful and Servier does not consent to an alternative strategy or, as to the FDC product candidates, if we breach our obligations to certain of our service providers.

NIAID

In March 2005, we were awarded a $15 million competitive bid contract from NIAID to develop three anti-botulinum neurotoxin monoclonal antibodies.  Under this contract, we created production cell lines using our proprietary antibody expression systems, built Master and Manufacturer’s Working Cell Banks, developed production processes and produced initial quantities of the three antibodies.  The contract was performed over an 18-month period and was fully funded with Federal funds from NIAID under Contract No. HHSN266200500004C (“NIAID 1”).  Final acceptance of the project was received in October 2006.

In July 2006, we were awarded a $16.3 million NIAID contract under Contract No. HHSN266200600008C/N01-Al-60008 (“NIAID 2”) to produce monoclonal antibodies for the treatment of botulism to protect United States citizens against the harmful effects of botulinum neurotoxins used in bioterrorism.  Under this contract, we created and produced XOMA 3AB, an innovative injectable product comprised of three anti-type A botulinum neurotoxin monoclonal antibodies.  This work was complete in the third quarter of 2010.

In September 2008, we were awarded a third NIAID contract for $65 million under Contract No. HHSN272200800028C (“NIAID 3”) to continue development of our anti-botulinum antibody product candidates, including XOMA 3AB and additional product candidates.  As part of the contract, we have developed, evaluated and produced the clinical supplies to support an IND filing with the FDA for XOMA 3AB and have conducted preclinical studies required to support human clinical trials.  In May 2011, NIAID informed us that it was initiating a Phase 1 trial of XOMA 3AB.

In October 2011, we announced we had been awarded a fourth NIAID contract for up to $28.0 million over five years under Contract No. HHSN 272201100031C (“NIAID 4”) to develop broad-spectrum antitoxins for the treatment of human botulism poisoning.

In January 2012, we announced that we will complete NIAID biodefense contracts currently in place but will not actively pursue future contracts. Should the government choose to acquire XOMA 3AB or other biodefense products in the future, we expect to be able to provide these antibodies through an outside manufacturer.

SRI International

In the third quarter of 2009, we began work on two biodefense subcontract awards from SRI International, including a $2.1 million award to develop novel antibody drugs against the virus that causes SARS and a $2.2 million award to develop a novel antibody, known as F10, that has been shown to neutralize group 1 influenza A viruses, including the H1N1 and H5N1 strains.  The subcontract awards were funded through NIAID. In September 2011, we successfully completed the contract services we had agreed to perform under the subcontract awards from SRI International.

Takeda

In November 2006, we entered into a fully funded collaboration agreement with Takeda for therapeutic monoclonal antibody discovery and development under which we agreed to discover and optimize therapeutic antibodies against multiple targets selected by Takeda.  Takeda agreed to make up-front, annual maintenance and milestone payments to us, fund our research and development and manufacturing activities for preclinical and early clinical studies and pay royalties on sales of products resulting from the collaboration.  Takeda is responsible for clinical trials and commercialization of drugs after an IND submission and is granted the right to manufacture once a product enters into Phase 2 clinical trials.  We have completed a technology transfer and do not expect to perform any further research and development services under this program. From 2009 through 2011, we received milestone payments relating to one currently active program.

Under the terms of this agreement, we may receive milestone payments aggregating up to $19.0 million relating to one undisclosed product candidate and low single-digit royalties on future sales of all products subject to this license.  In addition, in the event Takeda were to develop additional future qualifying product candidates under the terms of our agreement, we would be eligible for milestone payments aggregating up to $20.75 million for each such qualifying product candidate.  Our right to milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation of all research and development activities with respect to all program antibodies, collaboration targets and/or collaboration products.  Our right to royalties expires on the later of 13.5 years from the first commercial sale of each royalty-bearing discovery product or the expiration of the last-to-expire licensed patent.

In February 2009, we expanded our existing collaboration to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems.  We may receive milestones of up to $3.25 million per discovery product candidate and low single-digit royalties on future sales of all antibody products subject to this license.  Our right to milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation of all research and development activities with respect to all program antibodies, collaboration targets and/or collaboration products.  Our right to royalties expires on the later of 10 years from the first commercial sale of such royalty-bearing discovery product, or the expiration of the last-to-expire licensed patent.

Novartis

In November 2008, we restructured our product development collaboration with Novartis, which involved six development programs including the HCD122 program. Novartis is recruiting patients for a Phase 1b follicular lymphoma trial using HCD122 (lucatumumab), a fully human anti-CD40 antagonist antibody malignancies. The antibody has a dual mechanism of action that involves inhibition of CD40-ligand mediated growth and survival while recruiting immune effector cells to kill CD40-expressing tumor cells through a process known as antibody-dependent cellular cytotoxicity (ADCC). CD40, a member of the tumor necrosis factor, or TNF, family of antigens, is a cell surface antigen expressed in B-cell malignancies and involved in a broad variety of immune and inflammatory responses. Novartis has initiated a Phase 1 trial of LFA102, a HE™ antibody to prolactin receptor, in patients with metastatic breast cancer or hormone refractory prostate cancer.

Under the restructured agreement, Novartis made a payment to us of $6.2 million in cash; reduced our existing debt by $7.5 million; will fully fund all future research and development expenses; may pay potential milestones of up to $14.0 million and royalty rates ranging from 10% to 20% for two ongoing product programs, HCD122 and LFA102; and has provided us with options to develop or receive royalties on four additional programs.  In exchange, Novartis has control over the HCD122 and LFA102 programs, as well as the right to expand the development of these programs into additional indications outside of oncology.  As part of the agreement, Novartis paid us for all project costs incurred after July 1, 2008.  Our right to milestone payments expires at such time as no collaboration product or former collaboration product is being developed or commercialized anywhere in the world and no royalty-style payments on these products are due.  Our right to royalty-style payments expires on the later of the expiration of any licensed patent covering each product or 20 years from the launch of each product that is produced from a cell line provided to Novartis by XOMA.

The collaboration between XOMA and Novartis (then Chiron Corporation) began in 2004 with the signing of an exclusive, worldwide, multi-product agreement to develop and commercialize multiple antibody products for the treatment of cancer.  We shared expenses and revenue, generally on a 70-30 basis, with our share being 30 percent.  Financial terms included initial payments to us in 2004 totaling $10.0 million and a note agreement, secured by our interest in the collaboration, to fund up to 75 percent of our share of expenses beginning in 2005.  The secured note agreement with Novartis, which was executed in May 2005, is due and payable in full in June 2015.  At December 31, 2011, the outstanding principal balance under this note agreement totaled $14.0 million, and pursuant to the terms of the arrangement as restructured in November 2008, we will not make any additional borrowings on the Novartis note.  In the first quarter of 2007, the mutual obligations of XOMA and Novartis to work together on an exclusive basis in oncology expired, except with respect to existing collaborative product development projects.

In December 2008, we entered into a Manufacturing and Technology Transfer Agreement with Novartis, effective July 1, 2008.  Under this agreement, XOMA was engaged by Novartis to perform research and development, process development, manufacturing and technology transfer activities with respect to the ongoing product programs now controlled by Novartis under the restructured product development collaboration.  The work performed by XOMA under this agreement, which was fully funded by Novartis, was completed in the third quarter of 2009.

Arana

In September 2009, we entered into an antibody discovery collaboration with Arana Therapeutics Limited (“Arana”), a wholly-owned subsidiary of Cephalon, Inc., now Teva Pharmaceutical Industries Ltd., involving multiple proprietary XOMA antibody research and development technologies, including a new antibody phage display library and a suite of integrated information and data management systems.  Arana agreed to pay us a fee of $6.0 million, of which we received $4.0 million in the third quarter of 2009 and $2.0 million in the third quarter of 2010.  Also, we may be entitled to future milestone payments, aggregating up to $3.0 million per product, and low single-digit royalties on product sales.  Our right to milestone payments expires on the later of the receipt of payment from Arana of the last amount to be paid under the agreement, the cessation by Arana of the use of all research and development technologies or the cessation by Arana of the exercise of the patent rights granted to them.  Our right to royalties expires five years from the first commercial sale of each royalty-bearing product.

Kaketsuken

In October 2009, we entered into an antibody discovery collaboration with The Chemo-Sero-Therapeutic Research Institute, a Japanese research foundation known as Kaketsuken, involving multiple proprietary XOMA antibody research and development technologies, including a new antibody phage display library and a suite of integrated information and data management systems.  Kaketsuken agreed to pay us a fee of $8.0 million, of which we received $6.0 million in the fourth quarter of 2009 and $2.0 million in the fourth quarter of 2010.  Also, we may be entitled to future milestone payments, aggregating up to $0.2 million per product, and low single-digit royalties on product sales.  Our right to milestone payments expires upon the receipt of payment from Kaketsuken of the last amount to be paid pursuant to the agreement.  Our right to royalties expires 15 years from the first commercial sale of each royalty-bearing product.

AVEO Pharmaceuticals, Inc. (“AVEO”)

In April 2006, we entered into an agreement with AVEO to utilize our HE™ technology to humanize AV-299, AVEO’s novel anti-HGF antibody, under which AVEO paid us an up-front license fee and development milestones.  In addition, we will receive royalties on sales of products resulting from the agreement.  Under this agreement we created four Human Engineered™ versions of the original AV-299, all of which met design goals and from which AVEO selected one as its lead development candidate.  In September 2006, as a result of the successful humanization of AV-299, we entered into a second agreement with AVEO to manufacture and supply AV-299 in support of early clinical trials.  Under the agreement, we created AV-299 production cell lines, conducted process and assay development, and performed Good Manufacturing Practices (“cGMP”) manufacturing activities.  AVEO retains all development and commercialization rights to AV-299 and may be required to pay XOMA annual maintenance fees, additional development milestone payments aggregating up to $6.3 million and low single-digit royalties on product sales in the future.  Our right to milestone payments expires upon full satisfaction of all financial obligations of AVEO pursuant to the agreement.  Our right to royalties expires on the later of 15 years from the first commercial sale of each royalty-bearing product or the expiration of the last-to-expire licensed patent.

In April 2007, Merck/Schering-Plough entered into a research, development and license agreement with AVEO concerning AV-299 and other anti-HGF molecules.  In connection with the aforementioned license agreement, AVEO assigned its entire right, title and interest in, to and under its manufacturing agreement with XOMA to Merck/Schering-Plough.  In the third quarter of 2010, AVEO regained its worldwide rights from Merck/Schering-Plough to develop and commercialize AV-299 and other anti-HGF molecules. In June 2011, AVEO announced that patient enrollment has been completed in its ongoing Phase 2 trial evaluating AV-299 (ficlatuzumab) in combination with gefitinib as first-line therapy for patients with wild-type and mutant epidermal growth factor receptor non-small cell lung cancer.

Merck/Schering-Plough

In May 2006, we entered into a fully funded collaboration agreement with Merck/Schering-Plough for therapeutic monoclonal antibody discovery and development.  Under the agreement, Merck/Schering-Plough made up-front, annual maintenance and milestone payments to us, funded our research and development activities related to the agreement and would have paid royalties on sales of products resulting from the collaboration.  During the collaboration, we discovered therapeutic antibodies against multiple targets selected by Merck/Schering-Plough using multiple human antibody phage display libraries, optimized antibodies through affinity maturation or other protein engineering, used our proprietary HE™ technology to humanize antibody candidates generated by hybridoma techniques, performed preclinical studies to support regulatory filings, developed cell lines and production processes and produced antibodies for initial clinical trials.  Merck/Schering-Plough selected the first target at the inception of the agreement and, in December 2006, exercised its right to initiate the additional discovery and development programs.  In January 2011, we completed the services we had agreed to perform under the collaboration agreement with Merck/Schering-Plough.

UCB

Celltech Therapeutics Ltd., now UCB Celltech, a branch of UCB, utilized our bacterial cell expression technology under license in the development of CIMZIA® for the treatment of moderate-to-severe Crohn’s disease in adults who have not responded to conventional therapies and for the treatment of moderate-to-severe rheumatoid arthritis in adults.  The license provides for a low-single digit royalty on sales of CIMZIA® in countries where our bacterial cell expression technology is patented, which includes the U.S. and Canada, until the expiration of the last-to-expire licensed patent.  In August 2010, we sold our royalty interest in CIMZIA® to OrbiMed Advisors, LLC for gross proceeds of $4.0 million.  We no longer receive royalties on sales of CIMZIA®.

Genentech

In April 1996, we entered into a collaboration agreement with Genentech, Inc., a wholly-owned member of the Roche Group (referred to herein as “Genentech”) for the development of RAPTIVA®.  In March 2003, we entered into amended agreements which called for us to share in the development costs and called for Genentech to finance our share of development costs via a convertible subordinated loan.  Under the loan agreement, upon FDA approval of the product, which occurred in October 2003, we elected to pay $29.6 million of the development loan in convertible preference shares, which were convertible into approximately 0.3 million shares of common stock at a price of $116.25 per share. In April 2011, the convertible preference shares were converted by Genentech. The $29.6 million liquidation preference associated with the convertible preference shares was eliminated as a result of this conversion.

In January 2005, we restructured our arrangement with Genentech on RAPTIVA® under which we were entitled to receive mid-single digit royalties on worldwide sales of RAPTIVA® in all indications.  The previous cost and profit sharing arrangement for RAPTIVA® in the U.S. was discontinued, and Genentech was responsible for all operating and development costs associated with the product.  In the first half of 2009, RAPTIVA® was withdrawn from the commercial drug markets and royalties ceased.

Genentech utilized our bacterial cell expression technology under license in the development of LUCENTIS® for the treatment of neovascular wet age-related macular degeneration.  LUCENTIS® was approved by the FDA in June 2006 and in the European Union in January 2007.  We were entitled to receive a low-single digit royalty on worldwide sales of LUCENTIS®.  In the third quarter of 2009, we sold our LUCENTIS® royalty interest to Genentech for $25 million, including royalty revenue from the second quarter of 2009.  We no longer receive royalties on sales of LUCENTIS®.

Financing Agreements

Outstanding Warrants

In December of 2011, we issued warrants in connection with a debt financing, which entitle the holder to purchase up to an aggregate of 263,158 unregistered shares of XOMA common stock at an exercise price equal to $1.14 per share, are immediately exercisable and will expire on December 30, 2016.  In February of 2010, we issued warrants to purchase 1,260,000 shares of XOMA’s common stock in connection with an underwritten offering, which are exercisable beginning six months and one day after issuance and have a five-year term and an exercise price of $10.50 per share.  In June of 2009, we issued warrants to certain institutional investors as part of a registered direct offering, which represent the right to acquire an aggregate of up to 347,826 shares of common stock over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share. As of December 31, 2011, all of the foregoing warrants were outstanding.

ATM Agreements

In the third quarter of 2010, we entered into an At Market Issuance Sales Agreement (the “2010 ATM Agreement”), with Wm Smith & Co. and McNicoll, Lewis & Vlak LLC (the “Agents”), under which we could sell shares of our common stock from time to time through the Agents, as our agents for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-148342) filed with the Securities and Exchange Commission (“SEC”) on December 26, 2007 and declared effective by the SEC on May 29, 2008.  The Agents could sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker.  The Agents also could sell the shares in privately negotiated transactions, subject to our prior approval.  We paid the Agents, collectively, a commission equal to 3% of the gross proceeds of the sales price of all shares sold through them as sales agents under the 2010 ATM Agreement.  From the inception of the 2010 ATM Agreement through May of 2011, we sold a total of 7,560,862 shares of common stock under this agreement for aggregate gross proceeds of $34.0 million, including 821,386 shares sold in 2011 for aggregate gross proceeds of $4.4 million.  Total offering expenses incurred related to sales under the 2010 ATM Agreement from inception to May of 2011 were $1.0 million, including $0.1 million incurred in 2011.  In May of 2011, the 2010 ATM Agreement expired by its terms, and there will be no further issuances under this facility.

On February 4, 2011, we entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”), with McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”), under which we may sell shares of our common stock from time to time through MLV, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011, and amended on March 10, 2011, June 3, 2011 and January 3, 2012, which was most recently declared effective by the SEC on January 17, 2012.  MLV may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker.  MLV also may sell the shares in privately negotiated transactions, subject to our prior approval.  We will pay MLV a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2011 ATM Agreement.  From the inception of the 2011 ATM Agreement through December 31, 2011, we sold a total of 5,286,952 shares of common stock under this agreement for aggregate gross proceeds of $11.3 million.  Total offering expenses incurred related to sales under the 2011 ATM Agreement from inception to December 31, 2011, were $0.3 million.  Subsequent to December 31, 2011, through March 12, 2012, 2,285,375 additional shares of common stock were sold through MLV for aggregate gross proceeds of $3.3 million.  Total offering expenses related to these sales were approximately $0.1 million.

General Electric Capital Corporation Term Loan

In December 2011, we entered into a loan agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GECC”), under which GECC agreed to make a term loan in an aggregate principal amount of $10 million (the “Term Loan”) to XOMA (US) LLC, a wholly owned subsidiary of the Company, and upon execution of the Loan Agreement, GECC funded the Term Loan. The Term Loan is guaranteed by the Company and its two other principal subsidiaries, XOMA Ireland Limited and XOMA Technology Ltd.  As security for their obligations under the Loan Agreement, the Company, XOMA (US) LLC, XOMA Ireland Limited and XOMA Technology Ltd. each granted a security interest pursuant to a guaranty, pledge and security agreement in substantially all of their existing and after-acquired assets, excluding their intellectual property assets (such as those relating to our gevokizumab and anti-botulism products). The proceeds of the Term Loan, after payment of lender fees and expenses, were approximately $8.7 million, which we anticipate will be used for working capital and general corporate purposes.

The Term Loan accrues interest at a fixed rate of 11.71% per annum. We are required to repay the principal amount of the Term Loan over a period of 42 consecutive equal monthly installments of principal and accrued interest, commencing on January 4, 2012, and thereafter on the first calendar day of each succeeding month.  The Term Loan matures and is due and payable in full on June 30, 2015, and at maturity of the Term Loan, we will make an additional payment equal to 5% of the Term Loan (“Final Payment Fee”).

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including restrictions on the ability to incur indebtedness, grant liens, make investments, dispose of assets, enter into transactions with affiliates and amend existing material agreements, in each case subject to various exceptions.  In addition, the Loan Agreement contains customary events of default that entitle GECC to cause any or all of the indebtedness under the Loan Agreement to become immediately due and payable. The events of default include any event of default under a material agreement or certain other indebtedness. Upon an event of default, the Term Loan and other obligations under the Loan Agreement will, at the election of GECC, bear interest from and after the occurrence and during the continuation of an event of default at a rate equal to the lesser of 5.0% above the stated rate of interest or the maximum rate allowed by law.

We may voluntarily prepay the Term Loan in full, but not in part, and any voluntary and certain mandatory prepayments are subject to a prepayment premium of 3% in the first year of the loan, 2% in the second year and 1% thereafter, although mandatory prepayments in connection with entering into certain exclusive licenses, granting certain negative pledges or incurring certain collaboration-related indebtedness will not be subject to such prepayment premium.  We will also be required to pay the Final Payment Fee in connection with any voluntary or mandatory prepayment.

Research and Development

Our research and development expenses currently include costs of personnel, supplies, facilities and equipment, consultants, third-party costs and other expenses related to preclinical and clinical testing.  In 2011, our research and development expenses were $68.1 million compared with $77.4 million in 2010 and $58.1 million in 2009.

Our research and development activities can be divided into those related to our internal projects and those related to collaborative and contract arrangements, which are reimbursed by our customers.  In 2011, research and development expenses relating to internal projects were $24.4 million compared with $52.0 million in 2010 and $35.1 million in 2009.  In 2011, research and development expenses related to collaborative and contract arrangements were $43.7 million compared with $25.4 million in 2010 and $23.0 million in 2009.  Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations- Research and Development Expenses for further information regarding our research and development expenses.

Competition

The biotechnology and pharmaceutical industries are subject to continuous and substantial technological change.  Competition in antibody-based technologies is intense and is expected to increase as new technologies emerge and established biotechnology firms and large chemical and pharmaceutical companies continue to advance in the field.  A number of these large pharmaceutical and chemical companies have enhanced their capabilities by entering into arrangements with or acquiring biotechnology companies or entering into business combinations with other large pharmaceutical companies.  Many of these companies have significantly greater financial resources, larger research and development and marketing staffs and larger production facilities than ours.  Moreover, certain of these companies have extensive experience in undertaking preclinical testing and human clinical trials.  These factors may enable other companies to develop products and processes competitive with or superior to ours.  In addition, a significant amount of research in biotechnology is being carried out in universities and other non-profit research organizations.  These entities are becoming increasingly interested in the commercial value of their work and may become more aggressive in seeking patent protection and licensing arrangements.  Furthermore, many companies and universities tend not to announce or disclose important discoveries or development programs until their patent position is secure or, for other reasons, later.  As a result, we may not be able to track development of competitive products, particularly at the early stages.  There can be no assurance that developments by others will not render our products or technologies obsolete or uncompetitive.

The ACE inhibitor market is highly genericized with all options being available generically.  The number one product within the ACE inhibitor category is lisinopril, formerly marketed by Astra-Zeneca Pharmaceuticals LP under the brands ZESTRIL® or Prinivil®.  ACE inhibitors represent the largest category of anti-hypertensive medications and are considered a first-line treatment option by the majority of the medical guidelines.  There are multiple options in the fixed-dose combination market combining ACE inhibitors with diuretics, but there are few options combining an ACE inhibitor with a calcium channel blocker.  Current options with a calcium channel blocker are benazepril/amlodipine, formerly marketed by Novartis Pharmaceuticals as Lotrel®, and trandolapril/verapamil, formerly marketed by Abbot Laboratories as Tarka®.

ACE inhibitors are a segment of the larger Renin Angiotensin Aldosterone System, or RAAS market.  This market is comprised of ACE inhibitors and angiotensin receptor blockers (ARB).  Both classes act on the RAAS in different ways to control blood pressure.  The most successful of the ARBs is valsartan, trade name Diovan®, which is marketed by Novartis.  This compound, along with other ARBs, has been developed in multiple fixed-dose combination products: with a diuretic, a calcium channel blocker (amlodipine) and as a triple combining all three.  Our perindopril fixed dose combination franchise, if approved, will compete directly with fixed-dose combinations containing an ACE inhibitor and secondarily with fixed-dose combinations containing an ARB.

Without limiting the foregoing, we are aware of the following competitors for the products and candidates shown in the table below.  This table is not intended to be representative of all existing competitors in the market:

Product/Candidate	Competitors
Gevokizumab	Abbott Biovitrum AB Eli Lilly and Company Lux Biosciences, Inc. MedImmune Novartis AG Regeneron Pharmaceuticals, Inc. Santen Pharmaceutical Co., Ltd.
ACEON FDCs	Generic manufacturers Novartis AG Takeda Pharmaceutical Company Ltd. Daiichi Sankyo, Inc.
XOMA 3AB	Cangene Corporation Emergent BioSolutions, Inc.

Regulatory

Our products are subject to comprehensive preclinical and clinical testing requirements and to approval processes by the FDA and by similar authorities in other countries.  Our products primarily are regulated on a product-by-product basis under the United States Food, Drug and Cosmetic Act and Section 351(a) of the Public Health Service Act.  Most of our human therapeutic products are or will be classified as biological products (also referred to as biologics), and some are classified as drugs.  Approval of a biologic or drug for commercialization requires licensure of the product and the manufacturing facilities.  The review of therapeutic biological products and drugs is carried out in the U.S. by the FDA’s Center for Drug Evaluation and Research.

The FDA regulatory process is carried out in several phases.  Prior to beginning human clinical testing of a proposed new biological product, an IND is filed with the FDA.  This document contains scientific information on the proposed product, including results of testing of the product in animal and laboratory models.  Also included is information on manufacturing the product and studies on toxicity in animals and a clinical protocol outlining the initial investigation in humans.

The initial stage of clinical testing, Phase 1, ordinarily encompasses safety, pharmacokinetic and pharmacodynamic evaluations.  Phase 2 testing encompasses investigation in specific disease states designed to provide preliminary efficacy data and additional information on safety.  Phase 3 studies are designed to further establish clinical safety and efficacy and to provide information allowing proper labeling of the product following approval.  Phase 3 studies are most commonly multi-center, randomized, placebo-controlled trials in which rigorous statistical methodology is applied to clinical results.  Other designs also may be appropriate in specific circumstances.

Following completion of clinical trials, a Biologics Licensing Application (“BLA”), in the case of a biological product, or a New Drug Application (“NDA”), in the case of a drug, is submitted to the FDA to request marketing approval.  Internal FDA committees are formed to evaluate the application, including scientific background information, animal and laboratory efficacy studies, toxicology, manufacturing facility and clinical data.  During the review process, a dialogue between the FDA and the applicant is established in which FDA raises questions, and the applicant submits additional information.  During the final stages of the approval process, the FDA generally requests presentation of clinical or other data before an FDA advisory committee, at which point, some or all of such data may become available.  Also, during the later stages of review, the FDA conducts an inspection of the manufacturing facility to establish that the product is made in conformity with good manufacturing practice.  If all outstanding issues are resolved satisfactorily and labeling is established, the FDA issues a license for the product and for the manufacturing facility, thereby authorizing commercial distribution.

The FDA and other regulatory agencies have substantial discretion in both the product approval process and the manufacturing approval process.  It is not possible to predict at what point, or whether, the FDA or other regulatory agencies will be satisfied with our submissions or whether the FDA or other regulatory agencies will raise questions that may delay or preclude product approval or manufacturing facility approval.  In light of this discretion and the complexities of the scientific, medical and regulatory environment, our interpretation or understanding of the FDA’s or other regulatory agencies’ requirements, guidelines or expectations may prove incorrect, which could also further delay or increase the cost of the approval process.  As additional clinical data is accumulated, it will be submitted to the FDA and other regulatory agencies, as appropriate, and may have a material impact on the approval process.  Given that regulatory review is an interactive and continuous process, we have adopted a policy of limiting announcements and comments upon the specific details of the ongoing regulatory review of our products, subject to our obligations under the securities laws, until definitive action is taken.  There can be no assurance any of the products we have under development will be developed successfully, obtain the requisite regulatory approval or be successfully manufactured or marketed.

In Europe, most of our human therapeutic products are or will be classified as biological medicinal products which are assessed through a centralized procedure by the EMA.  The EMA coordinates the evaluation and supervision of medicinal products throughout the European Union and the European Economic Area.  The assessment of the Marketing Authorization Application (“MA”) is carried out by a Rapporteur and a Co-Rapporteur appointed by the Committee for Medicinal Products for Human Use (“CHMP”), which is the expert scientific committee of the EMA.

The Rapporteur and Co-Rapporteur are drawn from the CHMP membership representing member states of the European Union.  In addition to their responsibility for undertaking scientific assessments of an application for a MA, the Rapporteur and the Co-Rapporteur liaise with the applicant on behalf of the CHMP in an effort to provide answers to queries raised by the CHMP.  Their assessment report(s) is circulated to and considered by the full CHMP membership, leading to the production ultimately of a CHMP opinion, which is transmitted to the applicant and the European Commission.  The final decision on the grant of a MA is made by the European Commission as the licensing authority of the European Community (“Community”).  Under Community law, a positive decision issued by the European Commission represents the grant of a MA.  Such an authorization allows a medicinal product to be placed on the European market.  Upon the grant of an MA in the European Union, certain member states require pricing approval before the product can be placed into commercial distribution.

Under Community law, the applicant may request grant of a MA under exceptional circumstances, if comprehensive data on the efficacy and safety of the drug, under normal conditions of use cannot be provided because its intended indications are encountered so rarely (such as in the case of a medicinal product intended for treating an orphan disease) that comprehensive evidence cannot reasonably be collected, the present state of scientific knowledge will not allow comprehensive information to be collected, or it would be against generally accepted medical ethics to collect comprehensive information.  The Rapporteur, Co-Rapporteur and the other CHMP members will assess the justification/data submitted for exceptional circumstances as part of the overall assessment of the benefit/risk of the application.  It is up to the CHMP, during the review, to ultimately decide on whether grant of a MA under exceptional circumstances is justified on the evidence before them. Approval under exceptional circumstances is subject to a requirement for specific procedures related to safety and results of its use and is reviewed annually to reassess the risk-benefit balance of the product.  Once approval is granted, the product can be marketed under the single European MA in all member states of the European Union and the European Economic Area.  Consistent with the single MA, the labeling for Europe is identical throughout all member states, except that all labeling must be translated into the local language of the country of intended importation and in relation to the content of the so called “blue box” on the outer packaging in which locally required information may be inserted.

Orphan drugs are those intended for use in rare diseases or conditions.  As a result of the high cost of development and the low return on investment for rare diseases, governments provide regulatory and commercial incentives for the development of drugs for small disease populations.  In the U.S., the term ‘‘rare disease or condition’’ means any disease or condition that affects less than 200,000 persons in the U.S.  Applications for United States orphan drug status are evaluated and granted by the Office of Orphan Products Development (“OOPD”) of the FDA.  In the U.S., orphan drugs are subject to the standard regulatory process for marketing approval but are exempt from the payment of user fees for licensure, receive market exclusivity for a period of seven years and some tax benefits, and are eligible for OOPD grants.

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

Patents and Trade Secrets

Patent and trade secret protection is important to our business and our future will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of others.  As a result of our ongoing activities, we hold and have filed applications for a number of patents in the U.S. and internationally to protect our products and important processes.  We also have obtained or have the right to obtain exclusive licenses to certain patents and applications filed by others.  However, the patent position of biotechnology companies generally is highly uncertain and consistent policy regarding the breadth of allowed claims has not emerged from the actions of the U.S. Patent and Trademark Office (“Patent Office”) with respect to biotechnology patents.  Accordingly, no assurance can be given that our patents will afford protection against competitors with similar technologies or others will not obtain patents claiming aspects similar to those covered by our patent applications.

We have established a portfolio of patents in the U.S., Europe and certain other countries for our gevokizumab program, the longest of which expires in 2027.  U.S. Patent Nos. 7,531,166 and 7,582,742 cover gevokizumab and other antibodies and antibody fragments with similar binding properties for IL-1 beta, as well as nucleic acids, expression vectors and production cell lines for the manufacture of such antibodies and antibody fragments.  U.S. Patent Nos. 7,744,865, 7,744,866 and 7,943,121 relate to additional IL-1 beta binding antibodies and binding fragments.  U.S. Patent No. 7,695,718 relates to methods of treating Type 2 diabetes with high affinity antibodies and antibody fragments that bind to IL-1 beta, including gevokizumab.  U.S. Patent No. 7,695,717  relates to methods of treating certain IL-1 related inflammatory diseases, including rheumatoid arthritis and osteoarthritis, with gevokizumab and other antibodies and antibody fragments with similar binding properties for IL-1 beta.  U.S. Patent No. 7,829,093 relates to methods of treating diabetes mellitus (“Type 1”) with gevokizumab or other IL-1 beta antibodies and fragments having similar binding properties.  U.S. Patent No. 7,829,094 relates to methods of treating certain cancers with gevokizumab or other IL-1beta antibodies and fragments having similar binding properties, with the cancer being selected from multiple myeloma, acute myelogenous leukemia and chronic myelogenous leukemia.  U.S. Patent No. 7,988,968 relates to methods of treating certain IL-1beta related coronary conditions, including myocardial infarction, with gevokizumab or other IL-1beta antibodies and fragments having similar binding properties,  Also, patents have been granted by the European Patent Office and certain other countries for gevokizumab, as well as nucleic acids, expression vectors and production cell lines for the manufacture of gevokizumab.

We have exclusively in-licensed a portfolio of patents and applications covering anti-botulinum toxin antibodies from the Regents of the University of California.  These include U.S. Patent Nos. 7,700,738 and 7,999,079, covering certain XOMA 3AB antibodies, the longest of which expire in 2026.

We have exclusively in-licensed the U.S. rights to a portfolio of patents and applications related to the perindopril franchise from Les Laboratoires Servier.  These include U.S. Patent No. 6,696,481, covering an arginine salt of perindopril and its hydrates, which expires in 2023.

We have established a portfolio of patents related to our bacterial expression technology, including claims to novel promoter sequences, secretion signal sequences, compositions, methods for expression and secretion of recombinant proteins from bacteria, including immunoglobulin gene products, and improved methods and cells for expression of recombinant protein products. U.S. Patent Nos. 5,576,195 and 5,846,818 are related to DNA encoding a pectate lyase signal sequence, recombinant vectors, host cells and methods for production and externalization of recombinant proteins.  U.S. Patent Nos. 5,595,898, 5,698,435 and 5,618,920 relate to secretable immunoglobulin chains, DNA encoding the chains and methods for their recombinant production.  U.S. Patent Nos. 5,693,493, 5,698,417 and 6,204,023 relate to methods for recombinant production/secretion of functional immunoglobulin molecules.  U.S. Patent Nos. 7,094,579, 7,396,661, 7,972,811 and 7,977,068  relate to particular eukaryotic signal sequences and their use in methods for prokaryotic expression of polypeptides and for preparing polypeptide display libraries.  U.S. Patent No. 6,803,210 relates to improved bacterial host cells that are deficient in one or more of the active transport systems for an inducer of an inducible promoter, such as arabinose for an araB promoter, and methods for the use of such cells for the production of recombinant proteins.  Most of the more important European patents in this portfolio expired in July 2008 or earlier.

We also have established a portfolio of patents related to our mammalian expression technology, including U.S. Patent Nos. 7,192,737, 7,993,915 and 7,794,976, which relate to methods of producing recombinant proteins using particular vectors, including expression vectors comprising multiple copies of a transcription unit encoding a polypeptide separated by at least one selective marker gene.

We have established a portfolio of patents related to our Human Engineering™ technology, including U.S. Patent No. 5,766,886, directed to methods of modifying antibody variable domains to reduce immunogenicity.  We believe our patented Human Engineering™ technology provides an attractive alternative to other humanization technologies.

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

International Operations

We believe, because the pharmaceutical industry is global in nature, international activities will be a significant part of our future business activities and, when and if we are able to generate income, a substantial portion of that income may be derived from product sales and other activities outside the U.S.

A number of risks are inherent in international operations.  Foreign regulatory agencies often establish standards different from those in the U.S. An inability to obtain foreign regulatory approvals on a timely basis could have an adverse effect on our international business, financial condition and results of operations.  International operations may be limited or disrupted by the imposition of government controls, export license requirements, political or economic instability, trade restrictions, changes in tariffs, restrictions on repatriating profits, taxation or difficulties in staffing and managing international operations.  In addition, our business, financial condition and results of operations may be adversely affected by fluctuations in currency exchange rates.  There can be no assurance that we will be able to successfully operate in any foreign market.

Financial information regarding the geographic areas in which we operate is included in Note 12 to the December 31, 2011, Financial Statements: Concentration of Risk, Segment and Geographic Information.

Concentration of Risk

In 2011, Servier and NIAID accounted for 61% and 32% of our total revenue, neither of which represents a related party to XOMA.  These key customers accounted for 57% and 43% of the accounts receivable balance at December 31, 2011.  The loss of one or more of these customers could have a material effect on our business and financial condition.

In 2010, NIAID, UCB, and Takeda each accounted for more than 10% of our total revenue, none of which represents a related party to XOMA.  These key customers accounted for 87% of our total revenue in 2010 and NIAID was responsible for 23% of the accounts receivable balance at December 31, 2010.  Servier accounted for an additional 72% of the accounts receivable balance at December 31, 2010.  The loss of one or more of these customers could have a material effect on our business and financial condition.

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

Organization

We were incorporated in Delaware in 1981 and became a Bermuda exempted company in December 1998.  Effective December 31, 2011, we changed our jurisdiction of incorporation from Bermuda to Delaware and changed our name to XOMA Corporation.  When referring to a time or period before December 31, 1998, or when the context so requires, the terms “Company” and “XOMA” refer to XOMA Corporation, a Delaware corporation, and when referring to a time or period after December 31, 1998 and before December 31, 2011, such terms refer to XOMA Ltd., a Bermuda company.

Employees

As of March 12, 2012, we employed 188 full-time employees, none of which are unionized, at our facilities, principally in Berkeley, California. As of April 6, 2012, upon the completion of our workforce reduction, we will employ 158 employees. Our employees primarily are engaged in clinical, process development, research and product development, and in executive, business development, finance and administrative positions.  We consider our employee relations to be excellent.

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

The following information can be found on our website at http://www.xoma.com or can be obtained free of charge by contacting our Investor Relations Department:

•
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports will be available as soon as reasonably practicable after such material is electronically filed with the SEC. All reports we file with the SEC can also be obtained free of charge via EDGAR through the SEC’s website at http://www.sec.gov.

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

 We will need to commit substantial funds to continue development of our product candidates and we may not be able to obtain sufficient funds on acceptable terms, or at all.  If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. If we raise additional funds through collaboration and licensing arrangements with third parties, we may be required to relinquish some rights to our technologies or our product candidates, grant licenses on terms that are not favorable to us or enter into a collaboration arrangement for a product candidate at an earlier stage of development or for a lesser amount than we might otherwise choose.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may:

•	terminate or delay clinical trials for one or more of our product candidates;
•	further reduce our headcount and capital or operating expenditures; or
•	curtail our spending on protecting our intellectual property.

We finance our operations primarily through our multiple revenue streams resulting from discovery and development collaborations, biodefense contracts, the licensing of our antibody technologies, and sales of our common stock.  In September 2009, we sold our royalty interest in LUCENTIS® to Genentech, Inc., a wholly-owned member of the Roche Group (“Genentech”) for gross proceeds of $25.0 million, including royalty revenue from the second quarter of 2009.  These proceeds, along with other funds, were used to fully repay our loan from Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”).  As a result, we no longer have a royalty interest in LUCENTIS®.  In August 2010, we sold our royalty interest in CIMZIA® for gross proceeds of $4.0 million, including royalty revenue from the second quarter of 2010.  As a result, we no longer have a royalty interest in CIMZIA®.  We received revenue from this royalty interest of $0.5 million in 2010 and $0.5 million in 2009.

Based on our cash reserves and anticipated spending levels, revenue from collaborations including our gevokizumab (formerly referred to as XOMA 052) collaboration agreement with Les Laboratoires Servier (“Servier”), funding from our loan agreements with Servier and General Electric Capital Corporation (“GECC”), our recent public offering, biodefense contracts and licensing transactions and other sources of funding that we believe to be available, we believe that we have sufficient cash resources to meet our anticipated net cash needs into 2014. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period or otherwise have a material adverse impact on our ability to finance our continued operations.  If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs.  Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms.  As a result, we do not know when or whether:

•	operations will generate meaningful funds,

•	additional agreements for product development funding can be reached,

•	strategic alliances can be negotiated, or

•	adequate additional financing will be available for us to finance our own development on acceptable terms, or at all.

Cash balances and operating cash flow are influenced primarily by the timing and level of payments by our licensees, collaboration and development partners, as well as by our operating costs.

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

Volatility in the financial markets has also created liquidity problems in investments previously thought to bear a minimal risk.  For example, money market fund investors, including us, have in the past been unable to retrieve the full amount of funds, even in highly-rated liquid money market accounts, upon maturity.  Although as of December 31, 2011, we have received the full amount of proceeds from money market fund investments, an inability to retrieve funds from money market fund investments as they mature in the future could have a material and adverse impact on our business, results of operations and cash flows.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase.  While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since December 31, 2011, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.

Because all of our product candidates are still being developed, we have sustained losses in the past and we expect to sustain losses in the future.

We have experienced significant losses and, as of December 31, 2011, we had an accumulated deficit of $886.1 million.

For the year ended December 31, 2011, we had a net loss of approximately $32.7 million or $1.04 per share of common stock (basic and diluted). For the year ended December 31, 2010, we had a net loss of approximately $68.8 million or $3.69 per share of common stock (basic and diluted).

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

We have received negative results from certain of our clinical trials, and we face uncertain results of other clinical trials of our product candidates.

In March 2011, we announced that our Phase 2b trial of gevokizumab in Type 2 diabetes in 421 patients did not achieve the primary endpoint of reduction in hemoglobin A1c (“HbA1c”) after six monthly treatments with gevokizumab compared to placebo.  In June 2011, we announced top line trial results from our six-month Phase 2a trial of gevokizumab in Type 2 diabetes in 74 patients, and there were no differences in glycemic control between the drug and placebo groups as measured by HbA1c levels.

Many of our product candidates, including gevokizumab and XOMA 3AB, will require significant additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales.  This process is lengthy and expensive, often taking a number of years.  As clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly.  As a result, it is uncertain whether:

•	our future filings will be delayed,

•	our preclinical and clinical studies will be successful,

•	we will be successful in generating viable product candidates to targets,

•	we will be able to provide necessary additional data,

•	results of future clinical trials will justify further development, or

•	we will ultimately achieve regulatory approval for any of these product candidates.

The timing of the commencement, continuation and completion of clinical trials may be subject to significant delays relating to various causes, including completion of preclinical testing and earlier-stage clinical trials in a timely manner, scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, and shortages of available drug supply.  Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments.  Regardless of the initial size or relative complexity of a clinical trial, the costs of such trial may be higher than expected due to increases in duration or size of the trial, changes in the protocol pursuant to which the trial is being conducted, additional or special requirements of one or more of the healthcare centers where the trial is being conducted, changes in the regulatory requirements applicable to the trial or in the standards or guidelines for approval of the product candidate being tested or for other unforeseen reasons.  In addition, we will conduct clinical trials in foreign countries in the future which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign clinical research organizations, as well as expose us to risks associated with foreign currency transactions insofar as we might desire to use U.S. dollars to make contract payments denominated in the foreign currency where the trial is being conducted.

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

In June 2011, Novartis announced that an advisory committee of the FDA voted in favor of the overall efficacy but not the overall safety of Ilaris® (canakinumab), a fully-human monoclonal antibody that, like gevokizumab, targets IL-1 beta, to treat gouty arthritis attacks in patients who cannot obtain adequate relief with non-steroidal anti-inflammatory drugs or colchicine.  Novartis also stated that in two pivotal Phase 3 studies of canakinumab in gouty arthritis patients, a higher percentage of patients had adverse events with canakinumab than with the standard treatment for gouty arthritis, and more serious adverse events were reported by patients treated with canakinumab compared to patients receiving the standard treatment.  In August 2011, Novartis announced that the FDA had issued a Complete Response letter requesting additional information, including clinical data to evaluate the benefit risk profile of canakinumab in refractory gouty arthritis patients.  We have not yet determined what impact, if any, these developments may have on the development of gevokizumab.

If our therapeutic product candidates do not receive regulatory approval, neither our third party collaborators nor we will be able to manufacture and market them.

Our product candidates (including gevokizumab, perindopril arginine in combination with amlodipine besylate (“FDC1”) and XOMA 3AB) cannot be manufactured and marketed in the United States and other countries without required regulatory approvals.  The United States government and governments of other countries extensively regulate many aspects of our product candidates, including:

•	testing,

•	manufacturing,

•	promotion and marketing, and

•	exporting.

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act.  At the present time, we believe that many of our product candidates (including gevokizumab and XOMA 3AB) will be regulated by the FDA as biologics and that some of our product candidates (including FDC1) will be regulated by the FDA as drugs.  Initiation of clinical trials requires approval by health authorities.  Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator.  Clinical trials must be conducted in accordance with FDA and International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use Good Clinical Practices and the European Clinical Trials Directive under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated.  Other national, foreign and local regulations may also apply.  The developer of the drug must provide information relating to the characterization and controls of the product before administration to the patients participating in the clinical trials.  This requires developing approved assays of the product to test before administration to the patient and during the conduct of the trial.  In addition, developers of pharmaceutical products must provide periodic data regarding clinical trials to the FDA and other health authorities, and these health authorities may issue a clinical hold upon a trial if they do not believe, or cannot confirm, that the trial can be conducted without unreasonable risk to the trial participants.  We cannot assure you that U.S. and foreign health authorities will not issue a clinical hold with respect to any of our clinical trials in the future.

The results of the preclinical studies and clinical testing, together with chemistry, manufacturing and controls information, are submitted to the FDA and other health authorities in the form of a New Drug Application (“NDA”) for a drug, and in the form of a Biologic License Application (“BLA”) for a biological product, requesting approval to commence commercial sales.  In responding to an NDA or BLA, the FDA or foreign health authorities may grant marketing approvals, request additional information or further research, or deny the application if it determines that the application does not satisfy its regulatory approval criteria.  Regulatory approval of an NDA, BLA, or supplement is never guaranteed, and the approval process can take several years and is extremely expensive.  The FDA and foreign health authorities have substantial discretion in the drug and biologics approval processes.  Despite the time and expense incurred, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical, clinical or manufacturing-related studies.

Changes in the regulatory approval policy during the development period, changes in, or the enactment of additional regulations or statutes, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.  State regulations may also affect our proposed products.

The FDA and other regulatory agencies have substantial discretion in both the product approval process and manufacturing facility approval process and, as a result of this discretion and uncertainties about outcomes of testing, we cannot predict at what point, or whether, the FDA or other regulatory agencies will be satisfied with our or our collaborators’ submissions or whether the FDA or other regulatory agencies will raise questions which may be material and delay or preclude product approval or manufacturing facility approval.  In light of this discretion and the complexities of the scientific, medical and regulatory environment, our interpretation or understanding of the FDA’s or other regulatory agencies’ requirements, guidelines or expectations may prove incorrect, which could also further delay or increase the cost of the approval process.  As we accumulate additional clinical data, we will submit it to the FDA and other regulatory agencies, as appropriate and such data may have a material impact on the approval process.

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

Even if the FDA, the European Commission or another regulatory agency approves a product candidate for marketing, the approval may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials, and the FDA, European Commission or other regulatory agency may subsequently withdraw approval based on these additional trials. As the current holder of the ACEON® NDA, we are required to submit annual reports to the FDA and are responsible for pharmacovigilance activities related to the product.

Even for approved products, the FDA, European Commission or other regulatory agency may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product.

Furthermore, a marketing approval of a product may be withdrawn by the FDA, the European Commission or another regulatory agency or such a product may be voluntarily withdrawn by the company marketing it based, for example, on subsequently-arising safety concerns.  In February 2009, the European Medicines Agency (“EMA”) announced that it had recommended suspension of the marketing authorization of RAPTIVA® in the European Union and that its Committee for Medicinal Products for Human Use (“CHMP”) had concluded that the benefits of RAPTIVA® no longer outweigh its risks because of safety concerns, including the occurrence of progressive multifocal leukoencephalopathy (“PML”) in patients taking the medicine.  In the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA® from the U.S. market, based on the association of RAPTIVA® with an increased risk of PML.

The FDA, European Commission and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

We may issue additional equity securities and thereby materially and adversely affect the price of our common stock.

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which none were issued and outstanding as of March 9, 2012, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock.  In April 2011, the 2,959 Series B convertible preference shares previously issued to Genentech were converted by Genentech into 254,560 shares of common stock.  In addition, we are authorized to issue, generally without stockholder approval, up to 92,666,666 shares of common stock, of which 68,043,103 were issued and outstanding as of March 12, 2012.  If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

In the third quarter of 2009, we had entered into an At Market Issuance Sales Agreement (the “2009 ATM Agreement”), with Wm Smith & Co. (“Wm Smith”), under which we could sell up to 1.7 million shares of our common stock from time to time through Wm Smith, as the agent for the offer and sale of the shares.  Wm Smith could sell these shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including but not limited to sales made directly on The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker.  Wm Smith could also sell the shares in privately negotiated transactions, subject to our approval.  From the inception of the 2009 ATM Agreement through October 27, 2010, we sold a total of 1,666,666 shares of common stock through Wm Smith, constituting all of the shares available for sale under the agreement, for aggregate gross proceeds of $12.2 million.

In February 2010, we completed an underwritten offering of 2.8 million units, with each unit consisting of one share of our common stock and a warrant to purchase 0.45 of a share of common stock, for gross proceeds of approximately $21.0 million, before deducting underwriting discounts and commissions and estimated offering expenses of $1.7 million.  The investors purchased the units at a price of $7.50 per unit.  The warrants, which represent the right to acquire an aggregate of up to 1.26 million shares of common stock, are exercisable beginning six months and one day after issuance and have a five-year term and an exercise price of $10.50 per share.

In July 2010, we entered into a common stock purchase agreement with Azimuth Opportunity, Ltd. (“Azimuth”), pursuant to which we obtained a committed equity line of credit facility under which we could sell up to $30.0 million of our registered shares of common stock to Azimuth over a 12-month period, subject to certain conditions and limitations.  In August 2010, we sold a total of 3,421,407 shares under this facility for aggregate proceeds of $14.2 million, representing the maximum number of shares that could be sold under this facility.

In October of 2010, we entered into an At Market Issuance Sales Agreement (the “2010 ATM Agreement”), with Wm Smith and McNicoll, Lewis & Vlak LLC (the “Agents”), under which we could sell shares of our common stock from time to time through the Agents, as our agents for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-148342) filed with the Securities and Exchange Commission (the “SEC”) on December 26, 2007 and declared effective by the SEC on May 29, 2008.  The Agents could sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker.  The Agents could also sell the shares in privately negotiated transactions, subject to our prior approval.  From the inception of the 2010 ATM Agreement through May of 2011, we sold a total of 7.6 million shares of common stock under this agreement for aggregate gross proceeds of $34.0 million, including 0.8 million shares sold in 2011 for aggregate gross proceeds of $4.4 million.  In May of 2011, the 2010 ATM Agreement expired by its terms, and there will be no further issuances under this facility.

On February 4, 2011, we entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”) with McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”), under which we may sell shares of our common stock from time to time through the MLV, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011 and amended on March 10, 2011, June 3, 2011 and January 3, 2012, which was most recently declared effective by the SEC on January 17, 2012.  MLV may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker.  MLV may also sell the shares in privately negotiated transactions, subject to our prior approval.  From the inception of the 2011 ATM Agreement through March 12, 2012, we sold a total of 7,572,327 shares of common stock under this agreement for aggregate gross proceeds of $14.6 million.

On March 9, 2012, we completed an underwritten public offering of 29,669,154 shares of our common stock, and accompanying warrants to purchase one half of a share of common stock for each share purchased, at a public offering price of $1.32 per share. Total gross proceeds from the offering were approximately $39.2 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $3.0 million. The warrants, which represent the right to acquire an aggregate of up to 14,834,577 shares of common stock, are immediately exercisable and have a five-year term and an exercise price of $1.76 per share.

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

Our share price may be volatile and there may not be an active trading market for our common stock.

There can be no assurance that the market price of our common stock will not decline below its present market price or that there will be an active trading market for our common stock.  The market prices of biotechnology companies have been and are likely to continue to be highly volatile.  Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price.  We have experienced significant volatility in the price of our common stock.  From January 1, 2011 through March 12, 2012, the share price of our common stock has ranged from a high of $7.71 to a low of $1.04.  Factors contributing to such volatility include, but are not limited to:

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

If we are unable to continue to meet the requirements for continued listing on The NASDAQ Global Market, then we may be de-listed.  In March 2010, we received a Staff Determination letter from The NASDAQ Stock Market LLC (“NASDAQ”) indicating that we had not regained compliance with the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market, pursuant to NASDAQ Listing Rule 5450(a)(1).  On August 18, 2010, we effected a reverse split of our common stock in order to regain compliance.

We may not be successful in commercializing our products, which could also affect our development efforts.

We began commercializing our first product, ACEON®, in January 2012, and we have limited experience in the sales, marketing and distribution of pharmaceutical products.  There can be no assurance that we will be able to maintain the arrangements we have with third-party suppliers, distributors and other service providers that are necessary for us to perform these activities or that our efforts will be successful.  Maintaining or expanding these arrangements, or developing our own capabilities, may divert attention and resources from or otherwise negatively affect our development programs.

Our rights to commercialize ACEON® are licensed from Servier, and we are obligated to develop and commercialize the products covered by our agreement in accordance with the terms and conditions of that agreement.  Our ability to satisfy some of these obligations is dependent on factors that are outside of our control, and our agreement may be terminated if we materially breach our obligations and fail to cure such breach or for other reasons.  If our agreement is terminated, we would have no further rights to develop and commercialize these products.

Furthermore, because we intend to use revenues generated by sales of ACEON® in part to fund development of FDC1, lower than expected revenues from such sales could adversely affect our ability to fund the costs of such development.

We are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of ACEON® or our product candidates and could subject us to significant fines and penalties.

Our operations may be directly or indirectly subject to various state and federal healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act and HIPAA/HITECH. These laws may impact, among other things, the commercial operations for ACEON or any of our product candidates that may be approved for commercial sale.

The federal Anti-Kickback Statute prohibits persons from knowingly and willingly soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs. The Physician Payments Sunshine Act also has several state equivalents, which require, and under which the federal government will require in 2013, disclosure of payments we make to physicians for consulting and other services.

The federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The filing of qui tam actions has caused a number of pharmaceutical, medical device and other healthcare companies to have to defend a False Claims Act action. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters and was amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information.  In order to comply with these laws, we have implemented a compliance program to actively identify, prevent and mitigate risk through the implementation of compliance policies and systems and by promoting a culture of compliance. Although we take our obligation to maintain our compliance with these various laws and regulations seriously and our compliance program is designed to prevent the violation of these laws and regulations, if we are found to be in violation of any of the laws and regulations described above or other applicable state and federal healthcare fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from government healthcare reimbursement programs and the curtailment or restructuring of our operations, all of which could have a material adverse effect on our business and results of operations.

Certain of our technologies are in-licensed from third parties, so our capabilities using them are restricted and subject to additional risks.

We license technologies from third parties.  These technologies include but are not limited to phage display technologies licensed to us in connection with our bacterial cell expression technology licensing program.  However, our use of these technologies is limited by certain contractual provisions in the licenses relating to them and, although we have obtained numerous licenses, intellectual property rights in the area of phage display are particularly complex.  If the owners of the patent rights underlying the technologies we license do not properly maintain or enforce those patents, our competitive position and business prospects could be harmed.  Our success will depend in part on the ability of our licensors to obtain, maintain and enforce our in-licensed intellectual property.  Our licensors may not successfully prosecute the patent applications to which we have licenses, or our licensors may fail to maintain existing patents.  They may determine not to pursue litigation against other companies that are infringing these patents, or they may pursue such litigation less aggressively than we would.  Our licensors may also seek to terminate our license, which could cause us to lose the right to use the licensed intellectual property and adversely affect our ability to commercialize our technologies, products or services.

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

Safety concerns may also arise in the course of on-going clinical trials or patient treatment as a result of adverse events or reactions.  For example, in February 2009, the EMA announced that it had recommended suspension of the marketing authorization of RAPTIVA® in the European Union and EMD Serono Inc., the company that marketed RAPTIVA® in Canada (“EMD Serono”) announced that, in consultation with Health Canada, the Canadian health authority (“Health Canada”), it would suspend marketing of RAPTIVA® in Canada.  In March 2009, Merck Serono Australia Pty Ltd, the company that marketed RAPTIVA® in Australia (“Merck Serono Australia”), following a recommendation from the Therapeutic Goods Administration, the Australian health authority (“TGA”), announced that it was withdrawing RAPTIVA® from the Australian market.  In the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA® from the U.S. market, based on the association of RAPTIVA® with an increased risk of PML. As a result, sales of RAPTIVA® ceased in the second quarter of 2009.

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

Even approved and marketed products are subject to risks relating to changes in the market for such products.  Introduction or increased availability of generic versions of products can alter the market acceptance of branded products, such as ACEON®.  In addition, unforeseen safety issues may arise at any time, regardless of the length of time a product has been on the market.

Our third party collaborators, licensees, suppliers or contractors may not have adequate manufacturing capacity sufficient to meet market demand.

Upon approval of any of our product candidates or in the event of increased demand for marketed products, we do not know whether the capacity of the manufacturing facilities of our existing or future third-party collaborators, licensees, suppliers or contractors will be available or can be increased to produce sufficient quantities of our products to meet market demand.  Also, if we or our third party collaborators, licensees, suppliers or contractors need additional manufacturing facilities to meet market demand, we cannot predict that we will successfully obtain those facilities because we do not know whether they will be available on acceptable terms.  In addition, any manufacturing facilities acquired or used to meet market demand must meet the FDA’s quality assurance guidelines.

Our agreements with third parties, many of which are significant to our business, expose us to numerous risks.

Our financial resources and our marketing experience and expertise are limited.  Consequently, our ability to successfully develop products depends, to a large extent, upon securing the financial resources and/or marketing capabilities of third parties.

•
In April 1996, we entered into an agreement with Genentech whereby we agreed to co-develop Genentech’s humanized monoclonal antibody product RAPTIVA®.  In April 1999, March 2003, and January 2005, the companies amended the agreement.  In October 2003, RAPTIVA® was approved by the FDA for the treatment of adults with chronic moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy and, in September 2004, Merck Serono announced the product’s approval in the European Union.  In January 2005, we entered into a restructuring of our collaboration agreement with Genentech which ended our existing cost and profit sharing arrangement related to RAPTIVA® in the United States and entitled us to a royalty interest on worldwide net sales.  In February 2009, the EMA announced that it had recommended suspension of the marketing authorization of RAPTIVA® in the European Union and EMD Serono announced that, in consultation with Health Canada, it would suspend marketing of RAPTIVA® in Canada.  In March 2009, Merck Serono Australia, following a recommendation from the TGA, announced that it was withdrawing RAPTIVA® from the Australian market.  In the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA® from the U.S. market, based on the association of RAPTIVA® with an increased risk of PML.  As a result, sales of RAPTIVA® ceased in the second quarter of 2009.

•
In March 2004, we announced we had agreed to collaborate with Chiron Corporation (now Novartis) for the development and commercialization of antibody products for the treatment of cancer.  In April 2005, we announced the initiation of clinical testing of the first product candidate out of the collaboration, HCD122, an anti-CD40 antibody, in patients with advanced chronic lymphocytic leukemia.  In October 2005, we announced the initiation of the second clinical trial of HCD122 in patients with multiple myeloma.  In November 2008, we announced the restructuring of this product development collaboration, which involved six development programs including the ongoing HCD122 and LFA102 programs.  In exchange for cash and debt reduction on our existing loan facility with Novartis, Novartis has control over the HCD122 and LFA102 programs and the additional ongoing program, as well as the right to expand the development of these programs into additional indications outside of oncology.

•
In March 2005, we entered into a contract with the National Institute of Allergy and Infectious Diseases (“NIAID”) to produce three monoclonal antibodies designed to protect United States citizens against the harmful effects of botulinum neurotoxin used in bioterrorism.  In July 2006, we entered into an additional contract with NIAID for the development of an appropriate formulation for human administration of these three antibodies in a single injection.  In September 2008, we announced that we were awarded an additional contract with NIAID to support our on-going development of drug candidates toward clinical trials in the treatment of botulism poisoning.  In October 2011, we announced we had been awarded an additional contract with NIAID to develop broad-spectrum antitoxins for the treatment of human botulism poisoning.

•
In December 2010, we entered into a license and collaboration agreement with Servier, to jointly develop and commercialize gevokizumab in multiple indications.  Under the terms of the agreement, Servier has worldwide rights to diabetes and cardiovascular disease indications and rights outside the U.S. and Japan to Behçet’s uveitis and other inflammatory and oncology indications.  We retain development and commercialization rights for Behçet’s uveitis and other inflammatory disease and oncology indications in the U.S. and Japan, and have an option to reacquire rights to diabetes and cardiovascular disease indications from Servier in these territories.  Should we exercise this option, we will be required to pay Servier an option fee and partially reimburse their incurred development expenses.  The agreement contains customary termination rights relating to matters such as material breach by either party, safety issues and patents.  Servier also has a unilateral right to terminate the agreement on a country-by-country basis or in its entirety on six months’ notice.

•
In December 2010, we also entered into a loan agreement with Servier, which provides for an advance of up to €15.0 million and was fully funded in January 2011 with the proceeds converting to approximately $19.5 million using the January 13, 2011 Euro to USD exchange rate.  This loan is secured by an interest in our intellectual property rights to all gevokizumab indications worldwide, excluding the U.S. and Japan.  The loan has a final maturity date in 2016; however, after a specified period prior to final maturity, the loan is required to be repaid (i) at Servier’s option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments we receive from any third party collaboration or development partner for rights to gevokizumab in the U.S. and/or Japan.  In addition, the loan becomes immediately due and payable upon certain customary events of default.  At December 31, 2011, the €15.0 million outstanding principal balance under this loan agreement would have equaled approximately $19.4 million using the December 31, 2011 Euro to USD exchange rate.

•
In December 2011, we entered into a loan agreement with GECC, under which GECC agreed to make a term loan in an aggregate principal amount of $10 million to XOMA (US) LLC, our wholly owned subsidiary, and upon execution of the loan agreement, GECC funded the term loan. The term loan is guaranteed by us and our two other principal subsidiaries, XOMA Ireland Limited and XOMA Technology Ltd.  As security for our obligations under the loan agreement, we, XOMA (US) LLC, XOMA Ireland Limited and XOMA Technology Ltd. each granted a security interest pursuant to a guaranty, pledge and security agreement in substantially all of our existing and after-acquired assets, excluding our intellectual property assets (such as those relating to our gevokizumab and anti-botulism products). We are required to repay the principal amount of the Term Loan over a period of 42 consecutive equal monthly installments of principal and accrued interest.  The term loan matures on June 30, 2015, and at maturity, we will make an additional payment equal to 5% of the term loan (“Final Payment Fee”). The loan agreement contains customary representations and warranties and customary affirmative and negative covenants, including restrictions on the ability to incur indebtedness, grant liens, make investments, dispose of assets, enter into transactions with affiliates and amend existing material agreements, in each case subject to various exceptions.  In addition, the loan agreement contains customary events of default that entitle GECC to cause any or all of the indebtedness under the loan agreement to become immediately due and payable. The events of default include any event of default under a material agreement or certain other indebtedness.  We may voluntarily prepay the term loan in full, but not in part, and any voluntary and certain mandatory prepayments are subject to a prepayment premium of 3% in the first year of the loan, 2% in the second year and 1% thereafter, with certain exceptions.  We will also be required to pay the Final Payment Fee in connection with any voluntary or mandatory prepayment.  Pursuant to the loan agreement, we issued to GECC unregistered stock purchase warrants, which entitle GECC to purchase up to an aggregate of 263,158 unregistered shares of XOMA common stock at an exercise price equal to $1.14 per share, are immediately exercisable and expire on December 30, 2016.

•
Effective in January 2012, we entered into an amended and restated agreement with Servier for the U.S. commercialization rights to ACEON® and the development and commercialization in the U.S. of up to three products combining perindopril with other cardiovascular drugs in fixed-dose combinations, or FDCs.  This agreement, together with a related trademark license agreement, provides us with exclusive U.S. rights to ACEON® and the first FDC product, and options on two additional FDCs.  The arrangement also provides that Servier will supply to us, and we will purchase exclusively from Servier, the active ingredients in ACEON® and the FDCs, in some cases for a limited period.  The agreement contains customary termination rights relating to matters such as material breach by either party, insolvency of either party or safety issues.  Each party also has the right to terminate the arrangement if the first FDC product does not receive FDA approval by December 31, 2014.  Servier also has the right to terminate the arrangement if certain aspects of our commercialization strategy are not successful and Servier does not consent to an alternative strategy or, as to the FDCs, if we breach our obligations to certain of our service providers.

•
We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 60 companies.  As of March 12, 2012, we were aware of two antibody products manufactured using this technology that have received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular wet age-related macular degeneration and UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis.  In the third quarter of 2009, we sold our LUCENTIS® royalty interest to Genentech.  In the third quarter of 2010, we sold our CIMZIA® royalty interest.

Because our collaborators, licensees, suppliers and contractors  are independent third parties, they may be subject to different risks than we are and have significant discretion in, and different criteria for, determining the efforts and resources they will apply related to their agreements with us.  If these collaborators, licensees, suppliers and contractors do not successfully perform the functions for which they are responsible, we may not have the capabilities, resources or rights to do so on our own.

We do not know whether we, our collaborators or licensees will successfully develop and market any of the products that are or may become the subject of any of our collaboration or licensing arrangements.  In some cases these arrangements provide for funding solely by our collaborators or licensees, and in other cases, such as our arrangement with Servier for gevokizumab, all of the funding for certain projects and a significant portion of the funding for other projects is to be provided by our collaborator or licensee.  Even when we have a collaborative relationship, other circumstances may prevent it from resulting in successful development of marketable products.  In addition, third party arrangements such as ours also increase uncertainties in the related decision-making processes and resulting progress under the arrangements, as we and our collaborators or licensees may reach different conclusions, or support different paths forward, based on the same information, particularly when large amounts of technical data are involved.  Furthermore, our contracts with NIAID contain numerous standard terms and conditions provided for in the applicable federal acquisition regulations and customary in many government contracts.  Uncertainty exists as to whether we will be able to comply with these terms and conditions in a timely manner, if at all.  In addition, we are uncertain as to the extent of NIAID’s demands and the flexibility that will be granted to us in meeting those demands.

Although we continue to evaluate additional strategic alliances and potential partnerships, we do not know whether or when any such alliances or partnerships will be entered into.

Products and technologies of other companies may render some or all of our products and product candidates noncompetitive or obsolete.

Developments by others may render our products, product candidates, or technologies obsolete or uncompetitive.  Technologies developed and utilized by the biotechnology and pharmaceutical industries are continuously and substantially changing.  Competition in antibody-based technologies is intense and expected to increase in the future as a number of established biotechnology firms and large chemical and pharmaceutical companies advance in these fields.  Many of these competitors may be able to develop products and processes competitive with or superior to our own for many reasons, including that they may have:

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

Gevokizumab

We, in collaboration with Servier, are developing gevokizumab, a potent anti-inflammatory monoclonal antibody targeting IL-1 beta.  Other companies are developing other products based on the same or similar therapeutic targets as gevokizumab and these products may prove more effective than gevokizumab.  We are aware that:

•
Novartis markets and is developing Ilaris® (canakinumab, ACZ885), a fully human monoclonal antibody that selectively binds to and neutralizes IL-1 beta. Since 2009, canakinumab has been approved in over 50 countries for the treatment of children and adults suffering from Cryopyrin-Associated Periodic Syndrome (“CAPS”).  Novartis has filed for regulatory approval of canakinumab in the U.S. and Europe for the treatment acute attacks in gouty arthritis. In August 2011, Novartis announced that the FDA had issued a Complete Response letter requesting additional information, including clinical data to evaluate the benefit risk profile of canakinumab in refractory gouty arthritis patients.  In September 2011, Novartis announced positive results of a pivotal Phase 3 trial of canakinumab in patients with systemic juvenile idiopathic arthritis and that it plans to seek regulatory approval for this indication in 2012. Novartis is also pursuing other diseases in which IL-1 beta may play a prominent role, such as systemic secondary prevention of cardiovascular events and diabetes.

•
Eli Lilly and Company (“Lilly”) is developing a monoclonal antibody to IL-1 beta in Phase 1 development for the treatment of cardiovascular disease. In June 2011, Lilly reported results from a Phase 2 study of LY2189102 in 106 patients with Type 2 diabetes, showing a significant (p<0.05), early reduction in C reactive protein, moderate reduction in HbA1c and anti-inflammatory effects. We do not know whether LY2189102 remains in development.

•
In 2008, Swedish Orphan Biovitrum obtained from Amgen the global exclusive rights to Kineret® (anakinra) for rheumatoid arthritis as currently indicated in its label. In November 2009, the agreement regarding Swedish Orphan Biovitrum’s Kineret® license was expanded to include certain orphan indications.  Kineret® is an IL-1 receptor antagonist (IL-1ra) which has been evaluated in multiple IL-1 mediated diseases, including indications we are considering for gevokizumab.  In addition to other on-going studies, a proof-of-concept clinical trial in the United Kingdom investigating Kineret® in patients with a certain type of myocardial infarction, or heart attack, has been completed.  In August 2010, Biovitrum announced that the FDA had granted orphan drug designation to Kineret® for the treatment of CAPS.

•
In February 2008, Regeneron Pharmaceuticals, Inc. (“Regeneron”) announced it had received marketing approval from the FDA for ARCALYST® (rilonacept) Injection for Subcutaneous Use, an interleukin-1 blocker or IL-1 Trap, for the treatment of CAPS, including Familial Cold Auto-inflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 and older.  In September 2009, Regeneron announced that rilonacept was approved in the European Union for CAPS.  In June 2010 and February 2011, Regeneron announced positive results of two Phase 3 clinical trials of rilonacept in gout.  In November 2011, Regeneron announced that the FDA had accepted for review Regeneron’s supplemental BLA for ARCALYST® for the prevention and treatment of gout.

•
Amgen has been developing AMG 108, a fully-human monoclonal antibody that targets inhibition of the action of IL-1.  In April 2008, Amgen discussed results from a Phase 2 study in rheumatoid arthritis.  AMG 108 showed statistically significant improvement in the signs and symptoms of rheumatoid arthritis and was well tolerated.  In January 2011, MedImmune, the worldwide biologics unit for AstraZeneca PLC, announced that Amgen granted it rights to develop AMG 108 worldwide except in Japan.

•
In June 2009, Cytos Biotechnology AG announced the initiation of an ascending dose Phase 1/2a study of CYT013-IL1bQb, a therapeutic vaccine targeting IL-1 beta, in Type 2 diabetes.  In 2010, this study was extended to include two additional groups of patients.

•
We are aware that the following companies have completed or are conducting or planning Phase 3 clinical trials of the following products for the treatment of uveitis: Abbott - HUMIRA® (adalimumab); Lux Biosciences, Inc. - LUVENIQ (voclosporin); Novartis - Myfortic® (mycophenalate sodium) and Santen Pharmaceutical Co., Ltd. - Sirolimus (rapamycin).

Perindopril

We are currently selling ACEON, an angiotensin converting enzyme (“ACE”) inhibitor, and developing FDC1, a fixed-dose combination product candidate comprised of perindopril arginine and amlodipine besylate, a calcium channel blocker.

The ACE inhibitor market is highly genericized with all options being available generically.  We are aware that:

•	The number one product (based on annual sales) within the ACE inhibitor category is lisinopril, formerly marketed by Astra-Zeneca Pharmaceuticals LP under the brands ZESTRIL® or Prinivil®.

•
There are multiple options in the fixed-dose combination market combining ACE inhibitors with diuretics, and some options combining an ACE inhibitor with a calcium channel blocker.  Current options with a calcium channel blocker are benazepril/amlodipine, formerly marketed by Novartis Pharmaceuticals as Lotrel®, and trandolapril/verapamil, formerly marketed by Abbot Laboratories as Tarka®.

ACE inhibitors are a segment of the larger Renin Angiotensin Aldosterone System, or RAAS, market.  This market is comprised of ACE inhibitors and angiotensin receptor blockers (ARB).  Both classes act on the RAAS in different ways to control blood pressure.  We are aware that:

•
The most successful of the ARBs (in terms of annual sales) is valsartan, trade name Diovan®, which is marketed by Novartis.  This compound, along with other ARBs, has been developed in multiple fixed-dose combination products: with a diuretic, a calcium channel blocker (amlodipine) and as a triple combining all three.

Our perindopril franchise will compete directly with fixed-dose combinations containing an ACE inhibitor and secondarily with fixed-dose combinations containing an ARB.

XOMA 3AB

We are also developing XOMA 3AB, a combination, or cocktail, of antibodies designed to neutralize the most potent of botulinum toxins.  Other companies are developing other products targeting botulism poisoning and these products may prove more effective than XOMA 3AB.  We are aware that:

•	Cangene Corporation has a contract with the U.S. Department of Health & Human Services, expected to be for $423.0 million, to manufacture and supply an equine heptavalent botulism anti-toxin.

•	Emergent BioSolutions, Inc. is currently in development of a botulism immunoglobulin candidate that may compete with our anti-botulinum neurotoxin monoclonal antibodies.

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

Manufacturing and quality problems may arise in the future to the extent we continue to perform these manufacturing activities for our own benefit or for third parties.  Consequently, our development goals or milestones may not be achieved in a timely manner or at a commercially reasonable cost, or at all.  In addition, to the extent we continue to make investments to improve our manufacturing operations, our efforts may not yield the improvements that we expect.

Failure of our products to meet current Good Manufacturing Practices standards may subject us to delays in regulatory approval and penalties for noncompliance.

Our contract manufacturers are required to produce ACEON® and our clinical product candidates under current Good Manufacturing Practices, or cGMP, in order to meet acceptable standards for use in our clinical trials and for commercial sale, as applicable. If such standards change, the ability of contract manufacturers to produce ACEON® and our product candidates on the schedule we require for our clinical trials or to meet commercial requirements may be affected. In addition, contract manufacturers may not perform their obligations under their agreements with us or may discontinue their business before the time required by us to successfully produce clinical and commercial supplies of ACEON® and our product candidates. We and our contract manufacturers are subject to pre-approval inspections and periodic unannounced inspections by the FDA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. Any difficulties or delays in our contractors’ manufacturing and supply of ACEON® and our product candidates or any failure of our contractors to maintain compliance with the applicable regulations and standards could increase our costs, cause us to lose revenue, make us postpone or cancel clinical trials, prevent or delay regulatory approval by the FDA and corresponding state and foreign authorities, prevent the import and/or export of ACEON® and our product candidates, or cause ACEON® and any of our product candidates that may be approved for commercial sale to be recalled or withdrawn.

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

We have established a portfolio of patents, both United States and foreign, related to our bacterial cell expression technology, including claims to novel promoter sequences, secretion signal sequences, compositions and methods for expression and secretion of recombinant proteins from bacteria, including immunoglobulin gene products.  Most of the more important European patents in our bacterial cell expression patent portfolio expired in July of 2008 or earlier.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our business.  In March 2010, the U.S. Congress enacted and President Obama signed into law the Patient Protection and Affordable Care Act, which includes a number of healthcare reform provisions.  Assuming this law survives on-going calls for its repeal, the reforms imposed by the law would significantly impact the pharmaceutical industry, most likely in the area of pharmaceutical product pricing.  While the law may increase the number of patients who have insurance coverage for our products or product candidates, its cost containment measures could also adversely affect reimbursement for our existing or potential products; however, the full effects of this law cannot be known until these provisions are implemented and the relevant federal and state agencies issue applicable regulations or guidance.

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

The business and financial condition of pharmaceutical and biotechnology companies are also affected by the efforts of governments, third-party payors and others to contain or reduce the costs of healthcare to consumers.  In the United States and various foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system, such as proposals relating to the reimportation of drugs into the U.S. from other countries (where they are then sold at a lower price) and government control of prescription drug pricing.  The pendency or approval of such proposals could result in a decrease in the share price of our common stock or limit our ability to raise capital or to obtain strategic collaborations or licenses.

We are exposed to an increased risk of product liability claims, and a series of related cases is currently pending against us.

The testing, marketing and sales of medical products entails an inherent risk of allegations of product liability.  In the event of one or more large, unforeseen awards of damages against us, our product liability insurance may not provide adequate coverage.  A significant product liability claim for which we were not covered by insurance or indemnified by a third party would have to be paid from cash or other assets, which could have an adverse affect on our business and the value of our common stock.  To the extent we have sufficient insurance coverage, such a claim would result in higher subsequent insurance rates.  In addition, product liability claims can have various other ramifications including loss of future sales opportunities, increased costs associated with replacing products, and a negative impact on our goodwill and reputation, which could also adversely affect our business and operating results.  As examples, following are summaries of certain product liability related complaints to which we are a party.

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, us and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of filed cases to seventy seven.  The cases have been consolidated as a coordinated proceeding.

All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs' treatment with RAPTIVA®.  On January 31, 2011, the parties selected ten bellwether cases to prepare for trial.  On July 15, 2011, the Court dismissed with prejudice one of the bellwether cases, White v. Genentech, Inc., et al, Case No. RG-09-484026.  On September 8, 2011, the Court granted defendants’ Motions for Summary Judgment in two bellwether cases, Guerrero (Case No. RG-10-518396) and Harwell (Case No. RG-09-464039), and dismissed both cases. On September 19, 2011, the Court sustained defendants’ Demurrer to another case (Young, Case No. RG-11-569879) and dismissed the complaint. On October 19, 2011, the Court granted defendants’ Motion for Summary Judgment in another bellwether case, Krawiec v. Genentech, Inc., et al., Case No. RG10-524963, and dismissed the case.  On December 15, 2011, the Court granted defendants’ Motions for Summary Judgment and dismissed these three bellwether cases:  Davidson (Case No. RG10-538635);  Hilditch (Case No. RG10-538642); and Ortiz (Case No. RG09-484075).  The first trial of a bellwether case (Johnson, Case No. RG10-494957) has been set for June 4, 2012.  Even though Genentech has agreed to indemnify us in connection with these matters, there can be no assurance that these or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

On August 4, 2010, a petition was filed in the District Court of Dallas County, Texas in a case captioned McCall v. Genentech, Inc., et al., No. 10-09544.  The defendants filed a Notice of Removal to the United States District Court for the Northern District of Texas on September 3, 2010.  The removed case is captioned McCall v. Genentech, Inc., et al., No. 3:10-cv-01747-B.  The petition asserts personal injury claims against Genentech, us and others arising out of the plaintiff’s treatment with RAPTIVA®.  The petition alleges claims based on negligence, strict liability, misrepresentation and suppression, conspiracy, and actual and constructive fraud.  The petition seeks compensatory damages and punitive damages in an unspecified amount.  On June 6, 2011, the Court dismissed plaintiff’s claims of negligent misrepresentation, fraud, and conspiracy.  The Court has issued a scheduling order setting the case for trial between July 9 and August 9, 2012. Even though Genentech has agreed to indemnify us in connection with these matters, there can be no assurance that these or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities

On January 7, 2011, a complaint was filed in the United States District Court for the Northern District of Texas in a case captioned Massa v. Genentech, Inc., et al., No. 4:11CV70.  On January 11, 2011, a complaint was filed in the United States District Court for the District of Massachusetts in a case captioned Sylvia, et al. v. Genentech, Inc., et al., No. 1:11-cv-10054-MLW.  On June 13, 2011, a complaint was filed in the Supreme Court for the State of New York, Onondaga County.  Defendants removed the case to the United States District Court for the Northern District of New York on November 3, 2011.  These three complaints allege the same claims against Genentech, us and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above. Even though Genentech has agreed to indemnify us in connection with these matters, there can be no assurance that these or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

On April 8, 2011, four complaints were filed in the United States District Court for the Eastern District of Michigan.  The cases are captioned:  Muniz v. Genentech, et al., 5:11-cv-11489-JCO-RSW; Tifenthal v. Genentech, et al., 2:11-cv-11488-DPH-LJM; Blair v. Genentech, et al., 2:11-cv-11463-SFC-MJH; and Marsh v. Genentech, et al., 2:11-cv-11462-RHC-MKM.  The complaints allege the same claims against Genentech, us and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above.  All four cases were transferred to the United States District Court for the Western District of Michigan.  On October 26, 2011, the Court granted the Motions to Dismiss filed by Genentech and the Company in all four actions.  On October 31, 2011, Plaintiffs filed a Notice of Appeal in each case in the United States Court of Appeal for the Sixth Circuit.  Even though Genentech has agreed to indemnify us in connection with these matters, there can be no assurance that these or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

The loss of key personnel, including our Chief Executive Officer, could delay or prevent achieving our objectives.

Our research, product development and business efforts could be adversely affected by the loss of one or more key members of our scientific or management staff, particularly our executive officers: John Varian, our Chief Executive Officer; Patrick J. Scannon, M.D., Ph.D., our Executive Vice President and Chief Scientific Officer; Fred Kurland, our Vice President, Finance and Chief Financial Officer; Christopher J. Margolin, our Vice President, General Counsel and Secretary; and Paul D. Rubin, M.D., our Vice President, Clinical Development and Chief Medical Officer.  We currently have no key person insurance on any of our employees.

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

We have pursued and may continue to pursue a number of initiatives to reduce costs of our operations. In January 2012, we implemented a workforce reduction of approximately 34% in order to improve our cost structure. As a result, we expect to reduce ongoing internal spending by approximately $14 million in 2012 compared to the 2011 level.  We also anticipate taking one-time charges for restructuring and related severance costs totaling approximately $6.0 million during 2012, of which $3.5 million are expected to result in cash charges and $3.8 million are expected to be taken in the first quarter of 2012.

We may not realize some or all of the expected benefits of our current and future initiatives to reduce costs. In addition to restructuring or other charges, we may experience disruptions in our operations as a result of these initiatives.

Because we are a relatively small biopharmaceutical company with limited resources, we may not be able to attract and retain qualified personnel.

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise.  We had 188 employees as of March 12, 2012.  As of April 6, 2012, upon the completion of our workforce reduction, we will employ 158 employees. We may require additional experienced executive, accounting, research and development, legal, administrative and other personnel from time to time in the future.  There is intense competition for the services of these personnel, especially in California.  Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future.  If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our current and any future collaborators, licensees, suppliers, contractors and consultants are vulnerable to damage from cyber−attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.  We could experience failures in our information systems and computer servers, which could be the result of a cyber−attack and could result in an interruption of our normal business operations and require substantial expenditure of financial and administrative resources to remedy.  System failures, accidents or security breaches can cause interruptions in our operations and can result in a material disruption of our development programs, commercialization activities and other business operations.  The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.  Similarly, we rely on third parties to supply components for and manufacture our product and product candidates, conduct clinical trials of our product candidates and warehouse and distribute ACEON®, and similar events relating to their computer systems could also have a material adverse effect on our business.  To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of gevokizumab, FDC1 or any of our other product candidates and the commercialization of ACEON® could be delayed or otherwise adversely affected.

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

We have a significant stockholder, which may limit other stockholders' ability to influence corporate matters and may give rise to conflicts of interest.

Entities controlled by Felix J. Baker and Julian C. Baker beneficially own approximately 30.6% of our outstanding common stock. Accordingly, these entities may exert significant influence over us and any action requiring the approval of the holders of our stock, including the election of directors and approval of significant corporate transactions. These entities have indicated that they may be interested in nominating a member of our board of directors at some future date, but that no decision has been made on whether or not to make such a request. Futhermore, conflicts of interest could arise in the future between us, on the one hand, and these entities, on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters.

Our shareholder rights agreement and organizational documents contain provisions that may prevent transactions that could be beneficial to our stockholders and may insulate our management from removal.

In February 2003, we adopted a new shareholder rights agreement (to replace the shareholder rights agreement that had expired), which could make it considerably more difficult or costly for a person or group to acquire control of us in a transaction that our Board of Directors opposes.

Our charter and by-laws:

•
require certain procedures to be followed and time periods to be met for any stockholder to propose matters to be considered at annual meetings of stockholders, including nominating directors for election at those meetings; and

•
authorize our Board of Directors to issue up to 1,000,000 shares of preferred stock without stockholder approval and to set the rights, preferences and other designations, including voting rights, of those shares as the Board of Directors may determine.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), that may prohibit large stockholders, in particular those owning 15% or more of our outstanding common stock, from merging or combining with us.

These provisions of our shareholder rights agreement, our organizational documents and the DGCL, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of common stock, could limit the ability of stockholders to approve transactions that they may deem to be in their best interests, and could make it considerably more difficult for a potential acquirer to replace management.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters and development and manufacturing facilities are located in Berkeley and Emeryville, California. We currently lease five buildings, and space in a sixth building, for which we have a sublease tenant under contract through May 2014. These buildings house our research and development laboratories, manufacturing facilities and office space. A separate pilot scale manufacturing facility is owned by us. Our building leases expire in the period from 2013 to 2014 and total minimum lease payments due from January 2012 until expiration of the leases are $12.6 million. We have the option to renew our lease agreements for periods ranging from three to ten years.

On January 15, 2009, we announced a workforce reduction of approximately 42%. As a result, in the second quarter of 2009, we vacated one of our leased buildings and recorded a restructuring charge of $0.5 million primarily related to the net present value of the net future minimum lease payments at the cease-use date, less the estimated future sublease income. Effective December 2010, we entered into a sublease agreement for this building. The remaining liability related to this lease was $0.1 million and $0.2 million at December 31, 2011 and 2010, respectively.

Item 3.	Legal Proceedings

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, us and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of filed cases to seventy seven.  The cases have been consolidated as a coordinated proceeding.  All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs' treatment with RAPTIVA®.  On January 31, 2011, the parties selected ten bellwether cases to prepare for trial.  On July 15, 2011, the Court dismissed with prejudice one of the bellwether cases, White v. Genentech, Inc., et al, Case No. RG-09-484026.  On September 8, 2011, the Court granted defendants’ Motions for Summary Judgment in two bellwether cases, Guerrero (Case No. RG-10-518396) and Harwell (Case No. RG-09-464039), and dismissed both cases. On September 19, 2011, the Court sustained defendants’ Demurrer to another case (Young, Case No. RG-11-569879) and dismissed the complaint. On October 19, 2011, the Court granted defendants’ Motion for Summary Judgment in another bellwether case, Krawiec v. Genentech, Inc., et al., Case No. RG10-524963, and dismissed the case.  On December 15, 2011, the Court granted defendants’ Motions for Summary Judgment and dismissed these three bellwether cases:  Davidson (Case No. RG10-538635);  Hilditch (Case No. RG10-538642); and Ortiz (Case No. RG09-484075).  The first trial of a bellwether case (Johnson, Case No. RG10-494957) has been set for June 4, 2012.  Our agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which we believe is applicable to these matters. We believe the claims against us to be without merit and intend to defend against them vigorously.

On August 4, 2010, a petition was filed in the District Court of Dallas County, Texas in a case captioned McCall v. Genentech, Inc., et al., No. 10-09544.  The defendants filed a Notice of Removal to the United States District Court for the Northern District of Texas on September 3, 2010.  The removed case is captioned McCall v. Genentech, Inc., et al., No. 3:10-cv-01747-B.  The petition asserts personal injury claims against Genentech, us and others arising out of the plaintiff’s treatment with RAPTIVA®.  The petition alleges claims based on negligence, strict liability, misrepresentation and suppression, conspiracy, and actual and constructive fraud.  The petition seeks compensatory damages and punitive damages in an unspecified amount.  On June 6, 2011, the Court dismissed plaintiff’s claims of negligent misrepresentation, fraud, and conspiracy.  Our agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which we believe is applicable to this matter. We believe the claims against us to be without merit and intend to defend against them vigorously.  The Court has issued a scheduling order setting the case for trial between July 9 and August 9, 2012.

On January 7, 2011, a complaint was filed in the United States District Court for the Northern District of Texas in a case captioned Massa v. Genentech, Inc., et al., No. 4:11CV70.  On January 11, 2011, a complaint was filed in the United States District Court for the District of Massachusetts in a case captioned Sylvia, et al. v. Genentech, Inc., et al., No. 1:11-cv-10054-MLW.  On June 13, 2011, a complaint was filed in the Supreme Court for the State of New York, Onondaga County.  Defendants removed the case to the United States District Court for the Northern District of New York on November 3, 2011.  These three complaints allege the same claims against Genentech, us and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above. Our agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which we believe is applicable to these matters. We believe the claims against us to be without merit and intend to defend against them vigorously.

On April 8, 2011, four complaints were filed in the United States District Court for the Eastern District of Michigan.  The cases are captioned:  Muniz v. Genentech, et al., 5:11-cv-11489-JCO-RSW; Tifenthal v. Genentech, et al., 2:11-cv-11488-DPH-LJM; Blair v. Genentech, et al., 2:11-cv-11463-SFC-MJH; and Marsh v. Genentech, et al., 2:11-cv-11462-RHC-MKM.  The complaints allege the same claims against Genentech, us and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above.  All four cases were transferred to the United States District Court for the Western District of Michigan.  On October 26, 2011, the Court granted the Motions to Dismiss filed by Genentech and the Company in all four actions.  On October 31, 2011, Plaintiffs filed a Notice of Appeal in each case in the United States Court of Appeal for the Sixth Circuit.  Our agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which we believe is applicable to this matter. We believe the claims against us to be without merit and intend to defend against them vigorously.

Item 4.	Mine Safety Disclosures

Not applicable.

Supplementary Item: Executive Officers of the Registrant

Our executive officers and their respective ages, as of December 31, 2011, and positions are as follows:

Name	Age	Title
John Varian	52	Chief Executive Officer
Patrick J. Scannon, M.D., Ph.D.	64	Executive Vice President and Chief Scientific Officer
Fred Kurland	61	Vice President, Finance and Chief Financial Officer
Christopher J. Margolin, Esq.	65	Vice President, General Counsel and Secretary
Paul D. Rubin, M.D.	58	Vice President, Clinical Development and Chief Medical Officer

The Board of Directors elects all officers annually. There is no family relationship between or among any of the officers or directors.

Business Experience

John Varian was appointed Chief Executive Officer of XOMA in January 2012 after serving as Interim Chief Executive Officer since August 31, 2011. He has served as a XOMA director since December 2008. He was Chief Operating Officer of Aryx Therapeutics from December 2003 through August 2011 and was its Chief Financial Officer from April 2006 through March 2011. Previously, Mr. Varian was Chief Financial Officer of Genset S.A., where he was a key member of the team negotiating the company's sale to Serono S.A. in 2002. From October 1998 to April 2000, Mr. Varian served as Senior Vice President, Finance and Administration of Elan Pharmaceuticals, Inc., joining the company as part of its acquisition of Neurex Corporation. Prior to the acquisition, he served as Neurex Corporation's Chief Financial Officer from June 1997 until October 1998. From 1991 until 1997, Mr. Varian served as the Vice President Finance and Chief Financial Officer of Anergen Inc. Mr. Varian was an Audit Principal / Senior Manager at Ernst & Young from 1987 until 1991 where he focused on life sciences. He is a founding member of the Bay Area Bioscience Center and a former chairman of the Association of Bioscience Financial Officers International Conference. Mr. Varian received a B.B.A. degree from Western Michigan University.

Dr. Scannon is one of our founders and has served as a Director since our formation. Dr. Scannon became Executive Vice President and Chief Scientific Officer in February 2011. Previously he was our Executive Vice President and Chief Medical Officer beginning in March 2009 and served as Executive Vice President and Chief Biotechnology Officer from May 2006 until March 2009, Chief Scientific and Medical Officer from March 1993 until May 2006, Vice Chairman, Scientific and Medical Affairs from April 1992 to March 1993 and our President from our formation until April 1992. In 2007, Dr. Scannon was invited to join the newly formed National Biodefense Science Board, reporting to the Secretary for the Department of Health and Human Services. In 2007, he also became a member of the Board of Directors for Pain Therapeutics, Inc, a biopharmaceutical company. He serves on the Defense Sciences Research Council for the Defense Advanced Research Projects Agency (DARPA) and on the Threat Reduction Advisory Committee for the Department of Defense. From 1979 until 1981, Dr. Scannon was a clinical research scientist at the Letterman Army Institute of Research in San Francisco. A Board-certified internist, Dr. Scannon holds a Ph.D. in organic chemistry from the University of California, Berkeley and an M.D. from the Medical College of Georgia.

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

Dr. Rubin is our Vice President, Clinical Development and Chief Medical Officer.  Dr. Rubin joined the Company in June 2011. Prior to joining XOMA, Dr. Rubin was Chief Medical Officer at Funxional Therapeutics Ltd. He was Chief Executive Officer of Resolvyx Pharmaceuticals, Inc. from 2007 to 2009 and President and Chief Executive Officer of Critical Therapeutics, Inc. from 2002 to 2007. From 1996 to 2002, Dr. Rubin served as Senior Vice President, Development, and later as Executive Vice President, Research & Development at Sepracor. He was responsible for the successful development of all of Sepracor's internally developed approved products including Xopenex®, Lunesta®, Xopenex HFA® and Brovana®. From 1993 to 1996, Dr. Rubin held senior level positions at Glaxo-Wellcome Pharmaceuticals, most recently as Vice President of Worldwide Clinical Pharmacology and Early Clinical Development. During his tenure with Abbott from 1987 to 1993, Dr. Rubin served as Vice President, Immunology and Endocrinology, where he successfully advanced zilueton, the first 5-lipoxygenase inhibitor, from discovery to approval for the treatment of asthma. Dr. Rubin received a BA from Occidental College and his M.D. from Rush Medical College. He completed his training in internal medicine at the University of Wisconsin.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock trades on The NASDAQ Global Market under the symbol “XOMA.” All references to numbers of shares of common stock and per-share information in this Annual Report have been adjusted retroactively to reflect the Company’s reverse stock split effective August of 2010. The following table sets forth the quarterly range of high and low reported sale prices of our common stock on The NASDAQ Global Market for the periods indicated:

	Price Range
	High	Low

2011
First Quarter	$7.71	$2.77
Second Quarter	3.49	2.17
Third Quarter	2.45	1.38
Fourth Quarter	1.86	1.04

2010
First Quarter	$11.70	$6.00
Second Quarter	12.60	6.15
Third Quarter	6.45	2.45
Fourth Quarter	7.48	2.24

On March 12, 2012, there were 2,062 stockholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”).  All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividend Policy

We have not paid dividends on our common stock. We currently intend to retain any earnings for use in the development and expansion of our business. We, therefore, do not anticipate paying cash dividends on our common stock in the foreseeable future.

Performance Graph

The following graph compares the five-year cumulative total stockholder return for XOMA common stock with the comparable cumulative return of certain indices. The graph assumes $100 invested on the same date in each of the indices. Returns of the company are not indicative of future performance.

As of December 31,	XOMA Ltd.	Nasdaq Composite Index	AMEX Biotechnology Index
2006	$100.00	$100.00	$100.00
2007	154.09	109.81	104.28
2008	28.18	65.29	85.80
2009	31.82	93.95	124.91
2010	15.55	109.84	172.04
2011	3.48	107.86	144.70

Item 6.	Selected Financial Data

The following table contains our selected financial information including consolidated statement of operations and consolidated balance sheet data for the years 2007 through 2011. The selected financial information has been derived from our audited consolidated financial statements. The selected financial information should be read in conjunction with Item 8: Financial Statements and Supplementary Data and Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report. The data set forth below is not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data
Total revenues (1)	$58,196	$33,641	$98,430	$67,987	$84,252
Total operating costs and expenses	92,151	100,663	81,867	106,721	86,796
Restructuring costs	-	82	3,603	-	-
(Loss) income from operations	(33,955)	(67,104)	12,960	(38,734)	(2,544)
Other income (expense), net (2)	1,227	(1,625)	(6,683)	(6,894)	(9,782)
Net (loss) income before taxes	(32,728)	(68,729)	6,277	(45,628)	(12,326)
Income tax expense (benefit), net (3)	15	27	5,727	(383)	-
Net (loss) income	$(32,743)	$(68,756)	$550	$(45,245)	$(12,326)
Basic and diluted net (loss) income per share of common stock	$(1.04)	$(3.69)	$0.05	$(5.11)	$(1.45)

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$48,344	$37,304	$23,909	$9,513	$22,500
Short-term investments	-	-	-	1,299	16,067
Restricted cash	-	-	-	9,545	6,019
Current assets	62,695	58,880	32,152	38,704	58,088
Working capital	41,685	23,352	13,474	11,712	34,488
Total assets	78,036	74,252	52,824	67,173	84,815
Current liabilities	21,010	35,528	18,678	26,992	23,600
Long-term liabilities (4)	42,015	15,133	16,620	71,582	60,897
Redeemable convertible preferred stock, at par value	-	1	1	1	1
Accumulated deficit	(886,053)	(853,310)	(784,554)	(785,104)	(739,859)
Total stockholders' equity (net capital deficiency)	15,011	23,591	17,526	(31,401)	318

We have paid no dividends in the past five years.

(1)
2010 includes a non-recurring fee of $4.0 million related to the sale of our CIMZIA® royalty interest to an undisclosed buyer. 2009 includes a non-recurring fee of $25 million related to the sale of our LUCENTIS® royalty interest to Genentech, Inc., a member of the Roche Group (“Genentech”). 2008 includes a non-recurring fee from Novartis AG (“Novartis”) of $13.7 million relating to a restructuring of the existing collaboration agreement.

(2)	2010 includes a loss associated with the $4.5 million paid in the first quarter of 2010 to the holders of warrants issued in June 2009, upon modification of the terms.

(3)	2009 includes foreign income tax expense of $5.8 million recognized in connection with the expansion of our existing collaboration with Takeda.

(4)
The balance in 2011 increased due to the execution of the €15.0 million loan from Servier, which has a principal balance equal to approximately $19.4 million using the December 31, 2011 Euro to USD exchange rate, and the $10.0 million Term Loan from GECC. The balance as of December 31, 2008 includes $50.4 million from our term loan with Goldman Sachs, which we repaid in 2009. In May 2008, the Company entered into a $55 million amended term loan facility with Goldman Sachs, paying off the remaining balance on the term loan completed in November 2006. In addition, the outstanding principal on our Novartis note was reduced by $7.5 million due to the restructure of our collaboration with Novartis. In 2007, we eliminated the remaining $44.5 million in convertible debt issued in 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leader in the discovery and development of innovative antibody-based therapeutics. Our lead drug candidate is gevokizumab (formerly XOMA 052), a humanized antibody that binds to the inflammatory cytokine interleukin-1 beta (“IL-1 beta”).  In collaboration with our partner, Les Laboratoires Servier (“Servier”), gevokizumab is expected to enter global Phase 3 clinical development in 2012 for non-infectious uveitis (“NIU”) and Behçet’s uveitis.  We anticipate Servier will enter gevokizumab into a Phase 2 study in a cardiovascular disease indication during 2012.  Separately we have launched a Phase 2 proof-of-concept program for gevokizumab to evaluate additional indications for further development, including a clinical trial in moderate-to-severe inflammatory acne, which began enrolling patients in December 2011, and a clinical trial in erosive osteoarthritis of the hand, for which we plan to initiate enrollment in the second quarter of 2012.

We have entered into a license and collaboration agreement with Servier to jointly develop and commercialize gevokizumab in multiple indications.  Gevokizumab is designed to inhibit the pro-inflammatory cytokine IL-1 beta, which is believed to be a primary trigger of pathologic inflammation in multiple diseases.

Our proprietary preclinical pipeline includes classes of antibodies that activate or sensitize the insulin receptor in vivo and represent potential new therapeutic approaches to the treatment of diabetes.  We have developed these and other antibodies using some or all of our ADAPT™ antibody discovery and development platform, our ModulX™ technologies for generating allosterically modulating antibodies, and our OptimX™ technologies for optimizing biophysical properties of antibodies, including affinity, immunogenicity, stability and manufacturability.

In January 2012, we announced that we had acquired U.S. rights to the perindopril franchise from Servier. The agreement includes ACEON® (perindopril erbumine), a currently marketed angiotensin converting enzyme (“ACE”) inhibitor, and a portfolio of three fixed-dose combination product candidates where perindopril is combined with another active ingredient(s), such as a calcium channel blocker. The proprietary form of perindopril in each of the combination product candidates provides patent protection until December 2023. We assumed commercialization activities for ACEON® in January 2012 following the transfer from Servier’s previous licensee.  In late February 2012, we initiated enrollment in a Phase 3 trial for perindopril arginine and amlodipine besylate, the first fixed-dose combination product candidate from the perindopril franchise we acquired from Servier.  Partial funding for the Phase 3 trial will be provided by Servier; the balance of study expenses, consisting primarily of costs generated by our contract research organization, are expected to be paid by us over time from any profits generated by our ACEON® sales.

Our biodefense initiatives currently include a $65.0 million multiple-year contract funded by the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), to support our ongoing development of anti-botulism antibody product candidates, of which the first, XOMA 3AB, is in a Phase 1 clinical trial.  This contract is the third that NIAID has awarded us for the development of botulinum antitoxins.  In October 2011, we announced that we had been awarded a fourth contract for up to $28.0 million over five years to develop broad-spectrum antitoxins for the treatment of human botulism poisoning, bringing the program’s total potential awards to approximately $120 million.  In January 2012, we announced that we will complete NIAID biodefense contracts currently in place but will not actively pursue future contracts. Should the government choose to acquire XOMA 3AB or other biodefense products in the future, we expect to be able to provide these antibodies through an outside manufacturer.

We also have developed antibody product candidates with premier pharmaceutical companies including Novartis AG (“Novartis”) and Takeda Pharmaceutical Company Limited (“Takeda”).  Two antibodies developed with Novartis, LFA102 and HCD122 (lucatumumab), are in Phase 1 and/or 2 clinical development by Novartis for the potential treatment of breast or prostate cancer and hematological malignancies, respectively.

Significant Developments in 2011

Gevokizumab

•
In December 2010, we entered into an agreement with Servier to jointly develop and commercialize gevokizumab in multiple indications, which provided for a non-refundable upfront payment of $15.0 million that we received in January 2011. In connection with this agreement, Servier will fully fund the first $50.0 million of future gevokizumab global clinical development and chemistry and manufacturing controls (“CMC”) expenses, and 50% of further expenses for the Behçet’s uveitis indication. Servier has agreed to include the NIU Phase 3 trial discussed below under the terms of the collaboration agreement for Behçet’s uveitis discussed above so long as the European Medicines Agency enables the results of the trial to be included in regulatory submissions in the EU. Based upon the timing of anticipated regulatory interactions, we anticipate initiating the NIU Phase 3 trial in the second quarter of 2012.

•	In January 2011, we received the full €15.0 million advance allowed under our loan agreement with Servier dated December 30, 2010, converting to U.S. dollar proceeds of approximately $19.5 million.

•
In March 2011, we announced that our Phase 2b trial of gevokizumab in Type 2 diabetes in 421 patients did not achieve the primary endpoint of reduction in hemoglobin A1c (“HbA1c”) after six monthly treatments with gevokizumab compared to placebo. Significant decreases were observed in C-reactive protein (“CRP”), a biomarker for the risk of heart attack, stroke and other cardiovascular diseases, in all dose groups versus placebo. In addition, significant improvements in high-density lipoprotein (“HDL”), or “good” cholesterol, were observed in two of four gevokizumab dose groups versus placebo. Gevokizumab was well-tolerated in this trial, with no significant differences in adverse events between gevokizumab and placebo and no serious drug-related adverse events.

•
In June 2011, we announced top line trial results from our six-month Phase 2a trial in 74 patients where gevokizumab was shown to be well-tolerated with no significant differences in adverse events between gevokizumab and placebo and no serious drug-related adverse events. Evidence of biological activity was observed including a reduction in CRP. There were no differences in glycemic control between the drug and placebo groups as measured by HbA1c levels.

•
In November 2011, we announced an expansion of our gevokizumab program together with our collaboration partner Servier. The expanded plan includes a global Phase 3 trial in NIU involving the intermediate and/or posterior segments of the eye, including Behçet’s uveitis and a Phase 3 trial outside the U.S. in Behçet’s uveitis.

•
In December 2011, we initiated a Phase 2 proof-of-concept study to evaluate the efficacy and safety of gevokizumab for the treatment of inflammatory lesions seen in moderate to severe inflammatory acne vulgaris. Approximately 170 patients will be randomized to receive one or two dose levels of gevokizumab or placebo over a three-month period. Dosing in patients began in December 2011.

XMET Activating and Sensitizing Antibodies

•
In June 2011, we announced our discovery of two new classes of fully-human monoclonal antibodies, XMetA and XMetS, which activate or sensitize the insulin receptor in vivo, each representing a distinct new therapeutic approach to the treatment of patients with diabetes. Studies of XMetA demonstrated that it reduced fasting blood glucose levels and improved glucose tolerance in a mouse model of diabetes. After six weeks of treatment, there was a statistically significant reduction in HbA1c levels, a standard measure of average blood glucose levels over time, in mice treated with XMetA compared to a control group, and there was a statistically significant reduction in elevated non-HDL cholesterol levels. Studies of XMetS showed enhanced insulin sensitivity and statistically significant improvements in fasting blood glucose levels and glucose tolerance in mice treated with XMetS as compared to a control group, and there was a statistically significant reduction in elevated non-HDL cholesterol levels. These data were presented at the American Diabetes Association’s 71st Scientific Sessions.

XOMA 3AB

•
In May 2011, the National Institute of Allergy and Infectious Diseases (“NIAID”), part of the National Institutes of Health (“NIH”), informed us that it is initiating a Phase 1 trial of XOMA 3AB, a novel formulation of three antibodies designed to prevent and treat botulism poisoning. This double-blind, dose-escalation study in approximately 24 healthy volunteers is designed to assess the safety and tolerability, and determine the pharmacokinetic profile, of XOMA 3AB.

•
In October 2011, we announced that NIAID had awarded us a new contract under Contract No. HHSN272201100031C for up to $28.0 million over 5 years to develop broad-spectrum antitoxins for the treatment of human botulism poisoning.

Management Change

•
On August 31, 2011, we announced that Steven B. Engle resigned as Chief Executive Officer, President and Chairman of the Board of the Company. On January 4, 2012, the Company’s Board of Directors appointed John Varian, a current Board member, as Chief Executive Officer after serving as Interim Chief Executive Officer for five months. W. Denman Van Ness will continue to serve as Chairman of the Board.

Financing-Related

•
In 2011, we sold 821,386 shares of our common stock through Wm Smith & Co. (“Wm Smith”) and McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”) under our At Market Issuance Sales Agreement dated October 26, 2010 (the “2010 ATM Agreement”), for aggregate gross proceeds of $4.4 million, and 5,286,952 shares of our common stock through MLV under our At Market Issuance Sales Agreement dated February 4, 2011 (the “2011 ATM Agreement”), for aggregate gross proceeds of $11.3 million.

•
In April 2011, the 2,959 Series B convertible preference shares previously issued to Genentech, Inc. were converted by Genentech into 254,560 shares of our common stock, and the associated liquidation preference of $29.6 million was eliminated.

•
In May 2011, we entered into two foreign exchange options contracts in order to manage our foreign currency exposure relating to principal and interest payments on our €15.0 million loan from Servier. Upfront premiums paid on these contracts totaled $1.5 million.

•
In December 2011, we entered into a loan agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GECC”) under which GECC agreed to make, and made, a term loan of $10 million. This loan accrues interest at a fixed rate of 11.71% per annum and is secured by substantially all of our existing and after-acquired assets, excluding our intellectual property assets. We are required to repay the principal amount over a period of 42 consecutive equal monthly installments of principal and accrued interest. The loan matures on June 30, 2015, at which time we will make an additional payment equal to 5% of the loan.  We also issued to GECC unregistered stock purchase warrants, which entitle GECC to purchase up to an aggregate of 263,158 unregistered shares of XOMA common stock at an exercise price equal to $1.14 per share. These warrants are immediately exercisable  and expire on December 30, 2016.

Other

•
Effective December 31, 2011, we changed our jurisdiction of incorporation from Bermuda to Delaware and changed our name from XOMA Ltd. to XOMA Corporation. All outstanding common shares of the former XOMA Ltd. automatically converted into XOMA Corporation common stock on a one-for-one basis.

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

Revenue Recognition

In March 2010, Accounting Standards Codification Topic 605, Revenue Recognition was amended to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance was adopted effective January 1, 2011 on a prospective basis and did not have a material effect on our consolidated financial statements.

License and Collaborative Fees

Revenue from non-refundable license, technology access or other payments under license and collaborative agreements where we have a continuing obligation to perform is recognized as revenue over the expected period of the continuing performance obligation. We estimate the performance period at the inception of the arrangement and re-evaluate it each reporting period. This re-evaluation may shorten or lengthen the period over which the remaining revenue is recognized. Changes to these estimates are recorded on a prospective basis.

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

In 2011, the NIH conducted an audit of our actual data for period from January 1, 2007 through December 31, 2009 and developed final billing rates for this period. As a result, we retroactively applied these NIH rates to the invoices from this period resulting in an increase in revenue of $3.4 million from the NIH, excluding $0.9 million billed to the NIH in 2010 resulting from our performance of a comparison of 2009 calculated costs incurred and costs billed to the government under provisional rates. Final rates will be settled through negotiations with the NIH. This revenue has been deferred and will be recognized upon completion of negotiations with and approval by the NIH.

Upfront fees are recognized ratably over the expected benefit period under the arrangement. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the arrangement. We have $1.1 million of deferred up-front fees related to one research and collaboration agreement that is being amortized over one year.

Stock-based Compensation

The valuation of stock-based compensation awards is determined at the date of grant using the Black-Scholes option pricing model (the “Black-Scholes Model”). This model requires inputs such as the expected term of the option, expected volatility and risk-free interest rate. Further, the forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. To establish an estimate of expected term, we consider the vesting period and contractual period of the award and our historical experience of stock option exercises, post-vesting cancellations and volatility. To establish an estimate of forfeiture rate, we consider our historical experience of option forfeitures and terminations. The risk-free rate is based on the yield available on United States Treasury zero-coupon issues. We review our valuation assumptions quarterly and, as a result, it is likely we will change our valuation assumptions used to value stock-based awards granted in future periods. Stock-based compensation expense is recognized ratably over the requisite service period.

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

Warrants

We have issued warrants to purchase shares of our common stock in connection with financing activities. We account for some of these warrants as a liability at fair value and others as equity at fair value. The fair value of the outstanding warrants is estimated using the Black-Scholes Model. The Black-Scholes Model requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. For the estimate of the expected term, we use the full remaining contractual term of the warrant. We base our estimate of expected volatility on our historical volatility.  The assumptions associated with warrant liabilities are reviewed each reporting period and changes in the estimated fair value of these warrant liabilities are recognized in other income (expense).

Results of Operations

Revenue

Total revenue in 2011 was $58.2 million, compared with $33.6 million in 2010 and $98.4 million in 2009 as shown in the table below (in thousands):

	Year ended December 31,
	2011	2010	2009
License and collaborative fees	$17,991	$2,182	$43,822
Contract and other revenue	40,037	27,174	25,492
Royalties	168	4,285	29,116
Total revenues	$58,196	$33,641	$98,430

License and Collaborative Fees

License and collaborative fee revenue includes fees and milestone payments related to the out-licensing of our products and technologies. License and collaborative fee revenue in 2011 was $18.0 million, compared with $2.2 million in 2010 and $43.8 million in 2009. The primary components of license and collaboration fee revenue in 2011 were $16.2 million in revenue recognized related to the collaboration and loan agreements with Servier to jointly develop and commercialize gevokizumab in multiple indications. In addition, we recognized two milestone payments for an aggregate amount of $1.0 million and $0.8 million in up-front fees and annual maintenance fees relating to various out-licensing arrangements.

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

The primary components of license and collaborative fee revenue in 2009 were $28.1 million in revenue recognized related to the expansion of our collaboration agreement with Takeda in February 2009 and $14.1 million in total revenue, including ancillary services provided, related to two antibody discovery collaboration agreements entered into with Arana Therapeutics Limited (“Arana”) and The Chemo-Sero-Therapeutic Research Institute, a Japanese research foundation known as Kaketsuken in September and October 2009. We also recognized $1.6 million of license and collaborative fee revenue in 2009 related to up-front fees, annual maintenance fees and milestone payments from various out-licensing arrangements.

The generation of future revenue related to license fees and collaborative arrangements is dependent on our ability to attract new licensees to our antibody and BCE technologies and new collaboration partners. We expect license and collaboration fee revenue to decrease in 2012 compared to 2011 levels.

Contract and Other Revenue

Contract and other revenue includes agreements where we provide contracted research and development services to our collaboration partners, including Servier and NIAID. The following table shows the activity in contract and other revenue for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	Year ended December 31,			2010-2011 Increase	2009-2010 Increase
	2011	2010	2009	(Decrease)	(Decrease)
Servier	$19,348	$-	$-	$19,348	$-
NIAID	18,781	21,414	6,632	(2,633)	14,782
Takeda	1,217	3,568	7,549	(2,351)	(3,981)
SRI International	546	1,594	331	(1,048)	1,263
Merck/Schering-Plough	-	468	7,586	(468)	(7,118)
Novartis	-	-	2,459	-	(2,459)
Other	145	130	935	15	(805)
Total revenues	$40,037	$27,174	$25,492	$12,863	$1,682

The 2011 increase in contract revenue was primarily due to gevokizumab clinical development and CMC activity under the collaboration with Servier. Partially offsetting this increase were decreases in revenue from our NIAID Contract No. HHSN272200800028C (“NIAID 3”) due to decreased activity under the contract, our Takeda contracts as a result of the cessation of certain Takeda programs in 2010, and our SRI International subcontract awards due to the successful completion of the services we had agreed to perform in 2011.

The 2010 increase in contract revenue was primarily due to increased activity under our NIAID 3 and SRI International contracts. Partially offsetting these increases are decreases in revenue from our Schering-Plough Research Institute, a division of Schering Corporation, now a subsidiary of Merck & Co., Inc. (referred to herein as “Merck/Schering-Plough”) and Takeda contracts as a result of the cessation of certain Merck/Schering-Plough programs in 2009 and certain Takeda programs in both 2009 and 2010. Also, the decrease in revenue from our Manufacturing and Technology Transfer Agreement with Novartis was due to the completion of the work under this agreement in the third quarter of 2009.

Based on expected levels of revenue generating activity related to our Servier and NIAID contracts, we expect contract and other revenue to decrease in 2012 compared to 2011 levels.

The following table shows the activity in deferred revenue for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year ended December 31,
	2011	2010	2009
Beginning deferred revenue	$18,130	$5,008	$17,213
Revenue deferred	12,673	15,949	16,220
Revenue recognized	(17,569)	(2,827)	(28,425)
Ending deferred revenue	$13,234	$18,130	$5,008

We defer revenue until all requirements under our revenue recognition policy are met. In 2011, we deferred revenue from contracts including Servier, NIH and Takeda. In 2010, we deferred revenue from contracts including Servier, NIH, Takeda, Merck/Schering-Plough and AVEO. In 2009, we deferred revenue from contracts including Takeda, Merck/Schering-Plough and Novartis.

We expect a significant portion of the $13.2 million in deferred revenue will be recognized in 2012 with the remainder to be earned during 2013 through 2015. Future amounts may be affected by additional consideration received, if any, under existing or any future licensing or other collaborative arrangements as well as changes in the estimated period of obligation or services to be provided under the arrangements.

Royalties

Revenue from royalties was $0.2 million in 2011 compared with $4.3 million in 2010 and $29.1 million in 2009. The decrease in royalties in 2011 was primarily due to the sale of our CIMZIA® royalty interest for net proceeds of $3.7 million in the third quarter of 2010. Royalties earned from sales of CIMZIA® were $0.5 million in 2010, compared with $0.5 million in 2009. We will not receive any further royalties on sales of CIMZIA®.

The decrease in royalties in 2010 was primarily due to the sale, during 2009, of our LUCENTIS® royalty interest to Genentech for net proceeds of $22.3 million in September 2009. Additionally, the cessation of royalties earned from sales of RAPTIVA® in the second quarter of 2009 further contributed to the decrease in our revenue from royalties. Royalties earned from sales of LUCENTIS® and RAPTIVA® during 2009 were $5.1 million and $1.2 million, respectively. We will not receive any further royalties on sales of LUCENTIS® or RAPTIVA®. Partially offsetting the decreases in revenue from royalties in 2010 was the sale of our CIMZIA® royalty interest in the third quarter of 2010.

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

Research and development expenses were $68.1 million in 2011, compared with $77.4 million in 2010 and $58.1 million in 2009. The decrease in research and development expenses of $9.3 million in 2011, as compared to 2010, was primarily due to decreased spending on gevokizumab-related clinical trials.

The increase in research and development expenses of $19.3 million in 2010, as compared to 2009, was primarily due to increased spending on gevokizumab related to the Phase 2 clinical program and spending on NIAID 3 due to increased activity under the contract. Partially offsetting these increases in spending were decreases in spending on Merck/Schering-Plough and Takeda-related contract activities due to the cessation of certain discovery and development programs.  In addition, there was decreased spending on Novartis-related contract activities due to the completion of work under agreement in the third quarter of 2009. Research and development expense in 2009 primarily reflects spending on development of gevokizumab, including Phase 1 and Phase 2 clinical trials, and spending on preclinical antibody discovery programs in several indications, and on our contracts with NIAID 3, Takeda and SRI International.

 Salaries and related personnel costs are a significant component of research and development expenses. We recorded $34.3 million in research and development salaries and employee-related expenses in 2011, compared with $29.7 million in 2010 and $26.8 million in 2009. Included in these expenses for 2011 were $27.7 million for salaries and benefits, $2.9 million for bonus expense and $3.7 million for stock-based compensation, which is a non-cash expense. The increase of $4.6 million in 2011, as compared to 2010, was primarily due to personnel related costs in connection with increased gevokizumab clinical development and CMC activity under the collaboration with Servier.

Included in these expenses for 2010 were $24.1 million for salaries and benefits, $3.3 million for bonus expense and $2.3 million for stock-based compensation, which is a non-cash expense, compared with $22.2 million, $2.4 million and $2.2 million, respectively, in 2009. The $2.9 million increase in salaries and employee-related expenses in 2010, as compared to 2009, was primarily due to higher salaries and related personnel costs in connection with increased manufacturing activities and work related to NIAID 3.

Our research and development activities can be divided into earlier stage programs and later stage programs. Earlier stage programs include molecular biology, process development, pilot-scale production and preclinical testing. Also included in earlier stage programs are costs related to excess manufacturing capacity, which we expect will decrease in 2012 due to our streamlining objectives to utilize a contract manufacturing organization. Later stage programs include clinical testing, regulatory affairs and manufacturing clinical supplies. Certain research and development segment reclassifications have been made to previously reported amounts to conform to the current year's presentation. The costs associated with these programs approximate the following (in thousands):

	Year ended December 31,
	2011	2010	2009
Earlier stage programs	$38,302	$44,251	$36,221
Later stage programs	29,835	33,162	21,910
Total	$68,137	$77,413	$58,131

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. Certain research and development segment reclassifications have been made to previously reported amounts to conform to the current year's presentation. The costs related to internal projects versus collaborative and contract arrangements approximate the following (in thousands):

	Year ended December 31,
	2011	2010	2009
Internal projects	$24,440	$52,031	$35,130
Collaborative and contract arrangements	43,697	25,382	23,001
Total	$68,137	$77,413	$58,131

In 2011, each of the two programs upon which we incurred the largest amount of expense (gevokizumab and NIAID) accounted for more than 30% but less than 40% of our total research and development expense and one development program (XMet) accounted for more than 10% but less than 20% of our total research and development expense. In 2010, our largest development program (gevokizumab) accounted for more than 40% but less than 50% of our total research and development expense and one development program (NIAID) accounted for more than 30% but less than 40% of our total research and development expense. In 2009, one development program (gevokizumab) accounted for more than 30% but less than 40% of our total research and development expense and one development program (NIAID) accounted for more than 10% but less than 20% of our total research and development expense. All remaining development programs accounted for less than 10% of our total research and development expense in 2011, 2010, and 2009.

We expect our research and development spending in 2012 will increase primarily due to the expected initiation of our Phase 3 clinical program for gevokizumab for NIU indication, the initiation of our Phase 2 proof-of-concept program for gevokizumab to evaluate moderate-to-severe inflammatory acne and the expected initiation of our Phase 2 proof-of-concept program for erosive osteoarthritis of the hand, all under our license and collaboration agreement with Servier. In addition, we plan to announce the final proof-of-concept indication later in 2012. Also contributing to the increase is the initiation of a Phase 3 trial for perindopril arginine in combination with amlodipine besylate.

Future research and development spending may also be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. In 2011, selling, general and administrative expenses were $24.0 million compared with $23.3 million in 2010 and $23.7 million in 2009. The $0.7 million increase in selling, general and administrative expenses in 2011 as compared with 2010 was primarily due an increase in salaries and related personnel costs of $2.8 million primarily due to a one-time accrued $1.3 million severance expense and a $0.7 million stock-based compensation charge incurred during the third quarter of 2011 in connection with the resignation of our Chairman, Chief Executive Officer and President and an increase in other stock-based compensation of $0.8 million. Partially offsetting this increase were decreases in financing fees and legal fees of $1.0 million and $0.7 million, respectively.

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

We expect selling, general and administrative expenses in 2012 will decrease approximately 15% to 20% compared to 2011 levels due to decreased salaries and employee-related expenses.

Restructuring Charges

In January 2012, we implemented a restructuring designed to sharpen our focus on value-creating opportunities led by gevokizumab and our unique antibody discovery and development capabilities. The restructuring plan includes a reduction of our personnel by 84 positions, or 34%, of which approximately 50 were eliminated immediately and the remainder will be eliminated by April 6, 2012. See Subsequent Events below for further discussion of our January 2012 restructuring.

In January 2009, we announced a workforce reduction of approximately 42%. As part of this workforce reduction, we recorded charges of $3.1 million during 2009 related to severance, other termination benefits and outplacement services, which were fully paid by the end of 2009. There were no additional employee-related restructuring charges in connection with this workforce reduction.

As a result of the workforce reduction, in the second quarter of 2009, we vacated one of our leased buildings and recorded a restructuring charge of $0.5 million primarily related to the net present value of the net future minimum lease payments at the cease-use date, less the estimated future sublease income. Effective December 2010, we entered into a sublease agreement for this building. The remaining liability related to this lease was $0.1 million and $0.2 million at December 31, 2011 and 2010, respectively.

Other Income (Expense)

Interest expense and amortization of debt issuance costs are shown below for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year ended December 31,
	2011	2010	2009
Interest expense
Novartis note	$341	$354	$455
Servier loan	2,087	-	-
Goldman Sachs term loan	-	-	3,932
Other	34	31	14
Total interest expense	$2,462	$385	$4,401

Amortization of debt issuance costs
Goldman Sachs term loan	$-	$-	$487

Total interest expense	$2,462	$385	$4,888

The increase of $2.1 million in interest expense in 2011 as compared to 2010 was primarily due to interest expense related to the loan with Servier, which was funded in January 2011.

The decrease of $4.5 million in interest expense in 2010 as compared to 2009 was due to the repayment in full of the Goldman Sachs term loan facility in September 2009.

Interest expense for 2012 is expected to increase compared to 2011 due to the December 2011 execution of the Loan Agreement with GECC, for which the full $10.0 million was funded in December 2011.

Other income primarily consisted of gains on revaluation of warrant liabilities, unrealized and realized gains (losses), warrant modification expense, and a loss on debt extinguishment. The following table shows the activity in other income for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year ended December 31,			2010-2011	2009-2010
	2011	2010	2009	Increase (Decrease)	Increase (Decrease)
Other income
Gain on revaluation of warrant liabilities	$3,866	$2,282	$1,782	$1,584	$500
Unrealized foreign exchange gain (loss) (1)	(457)	6	-	(463)	6
Realized foreign exchange gain (2)	554	(7)	(1)	561	(6)
Unrealized loss on foreign exchange options	(298)	-	-	(298)	-
Warrant modification expense (3)	-	(4,500)	-	4,500	(4,500)
Loss on debt extinguishment (4)	-	-	(3,645)	-	3,645
Other	24	979	69	(955)	910
Total other income	$3,689	$(1,240)	$(1,795)	$4,929	$555

(1)	Unrealized foreign exchange gain (loss) for the year ended December 31, 2011 primarily relates to gains (losses) on the re-measurement of the €15 million Servier loan.
(2)	Realized foreign exchange gain for the year ended December 31, 2011 primarily relates to the conversion into U.S. dollars of the €15 million cash proceeds received from Servier in January of 2011.
(3)	Represents the 2010 loss associated with $4.5 million paid to the holders of warrants issued in June of 2009, upon modification of the terms.
(4)	Represents the loss associated with the 2009 repayment of our Goldman Sachs term loan.

Warrants

In December 2011, pursuant to the Loan Agreement, we issued to GECC unregistered stock purchase warrants, which entitle GECC to purchase up to an aggregate of 263,158 unregistered shares of XOMA common stock at an exercise price equal to $1.14 per share. We have accounted for the warrants issued in December 2011 as equity at fair value as further discussed above in Critical Accounting Estimates: Warrants. As of December 31, 2011 all of these warrants were outstanding.

In February 2010, we issued warrants to purchase 1,260,000 shares of XOMA’s common stock in connection with an underwritten offering. We have accounted for the warrants issued in February 2010 as a liability at fair value as further discussed above in Critical Accounting Estimates: Warrants. The fair value of the warrant liability was $0.3 million at December 31, 2011. As of December 31, 2011 all of these warrants were outstanding.

In June 2009, we issued warrants to certain institutional investors as part of a separate registered direct offering. The warrants represent the right to acquire an aggregate of up to 347,826 shares of our common stock over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share. In February 2010, the holders of these warrants agreed to amend the terms of their warrants to remove the provisions that would have required a reduction of the warrant exercise price and an increase in the number of shares issuable on exercise of the warrants each time the Company sold shares of its common stock at a price less than the exercise price of such warrants (the “Eliminated Adjustment Provisions”) and we made a cash payment of $4.5 million to these warrant holders, which was recorded in other income (expense). The exercise price of these warrants remained unchanged at $19.50 per share.  We have accounted for the warrants issued in February 2010 as a liability at fair value as further discussed above in Critical Accounting Estimates: Warrants. The fair value of the warrant liability was $0.1 million at December 31, 2011. As of December 31, 2011 all of these warrants were outstanding.

In May 2009, we issued warrants to an institutional investor as part of a registered direct offering. The warrants represented the right to acquire an aggregate of up to 392,157 shares of our common stock over a five year period beginning May 15, 2009 at an exercise price of $15.30 per share. In February 2010, the holders of these warrants agreed to amend the terms of their warrants to remove the Eliminated Adjustment Provisions and the exercise price of these warrants was reduced from $15.30 per share to $0.015 per share. In the first quarter of 2010, the holders of these warrants exercised all warrants, acquiring 392,157 shares of our common stock for an aggregate exercise price of $5,882.

The following table provides a summary of the changes in fair value of warrant liabilities for the years ended December 31, 2011, 2010 and 2009 (in thousands):

Warrant Liabilities
Balance at December 31, 2009	$4,760
Initial fair value of warrants	4,382
Reclassification of warrant liability to equity upon exercise of warrants	(2,615)
Change in fair value of warrant liabilities included in other income (expense)	(2,282)
Balance at December 31, 2010	4,245
Change in fair value of warrant liabilities included in other income (expense)	(3,866)
Balance at December 31, 2011	$379

Income Taxes

There was no material income tax expense for the years ended December 31, 2011 and 2010.  We recognized $5.7 million in income tax expense for the year ended December 31, 2009. Income tax expense in 2009 is primarily related to $5.8 million of foreign income tax expense recognized in connection with the expansion of our existing collaboration with Takeda signed in February of 2009.  We were paid a $29 million expansion fee, of which $5.8 million was withheld for payment to the Japanese taxing authority.  We also recognized $0.1 million of income tax benefit for 2009 relating to research and development refundable credits.

Accounting Standards Codification Topic 740, Income Taxes ("ASC 740") provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based upon the weight of available evidence, which includes our historical operating performance and carry-back potential, we have determined that total deferred tax assets should be fully offset by a valuation allowance.

We have recorded cumulative gross deferred tax assets of $240.1 million and $214.3 million at December 31, 2011 and 2010, respectively, principally attributable to the timing of the deduction of certain expenses associated with certain research and development expenses, net operating loss and other carry-forwards. We also recorded corresponding valuation allowances of $240.1 million and $214.3 million at December 31, 2011 and 2010, respectively, to offset these deferred tax assets, as management cannot predict with reasonable certainty that the deferred tax assets to which the valuation allowances relate will be realized.

As of December 31, 2011, we had federal net operating loss carry-forwards (“NOLs”) of approximately $157.4 million and state net operating loss carry-forwards of approximately $311.9 million to offset future taxable income. We also had federal research and development tax credit carry-forwards of approximately $10.5 million and state research and development tax credit carry-forwards of approximately $16.2 million.

Based on our initial analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), we experienced an ownership change in 2009, which would substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year. We have and will continue to evaluate alternative analyses permitted under Section 382 and IRS notices in order to determine whether or not any ownership changes have occurred and may occur (and if so, when they occurred) that would result in limitations on our NOLs or certain other tax attributes.   To the extent that we do not utilize our carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will expire unused.

We did not have unrecognized tax benefits as of December 31, 2011 and do not expect this to change significantly over the next twelve months.  In accordance with ASC 740, we will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of December 31, 2011, we have not accrued interest or penalties related to uncertain tax positions.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, our working capital and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	December 31,		2010-2011
	2011	2010	Increase
Cash and cash equivalents	$48,344	$37,304	$11,040
Working Capital	$41,685	$23,352	$18,333

	Year ended December 31,			2010-2011 Increase	2009-2010 Increase
	2011	2010	2009	(Decrease)	(Decrease)

Net cash (used in) provided by operating activities	$(29,062)	$(52,537)	$7,435	$23,475	$(59,972)
Net cash (used in) provided by investing activities	$(3,304)	$(339)	$10,575	$(2,965)	$(10,914)
Net cash provided by (used in) financing activities	$43,979	$66,271	$(3,614)	$(22,292)	$69,885
Effect of exchange rate changes on cash	$(573)	$-	$-	$(573)	$-
Net increase in cash and cash equivalents	$11,040	$13,395	$14,396

Working Capital

The increase in working capital in 2011 as compared to 2010 was primarily due to a decrease of $11.3 million in deferred revenue – current. The decrease in deferred revenue – current was primarily due to the recognition of $14.9 million during the year ended December 31, 2011, related to the $15.0 million license fee received as consideration for the collaboration with Servier. Also contributing to the increase in working capital were reductions of $3.9 million and $1.7 million in warrant liabilities and accounts payable and accrued liabilities, respectively.

Cash (Used in) Provided By Operating Activities

Net cash used in operating activities was $29.1 million for the year ended December 31, 2011, compared with $52.5 million for the same period in 2010. The decrease in net cash used in operating activities was primarily related to the receipt of the $15.0 million license fee received as consideration for the collaboration with Servier and a decrease in cash paid on gevokizumab-related clinical trials. Partially offsetting these decreases in cash used in operating activities was a decrease in accounts payable and an increase in salaries and benefits due to a higher employee headcount.

The $60.0 million change in cash provided by operations in 2009 to cash used in operations in 2010 was primarily due to a decrease in revenue receipts for license and collaborative fees and royalties, and an increase in spending on gevokizumab related to the Phase 2 clinical program. Comparatively, during 2009, we received one-time cash receipts of $23.2 million related to the expansion of our existing collaboration with Takeda and $22.3 million related to the sale of our LUCENTIS® royalty stream to Genentech. In addition, we received $10.0 million in the second half of 2009 related to our two antibody discovery collaboration agreements entered into with Arana and Kaketsuken.

In addition, receivables and related party and other receivables increased by $13.6 million in 2010 primarily due to the $15.0 million up-front fee in connection with the license and collaboration agreement entered into with Servier in December 2010. These decreases in cash provided by operations were partially offset by an increase in the accounts payable and accrued liabilities balance of $2.7 million due to increased research and development expenses and timing of payments.

We expect net cash used in operating activities in 2012 to increase compared to 2011 levels due to increased research and development spending.

Cash Used in Investing Activities

Cash used in investing activities of $3.3 million and $0.3 million for the year ended December 31, 2011 and 2010, respectively, consisted of fixed asset purchases relating to CMC activity. Net cash provided by investing activities of $10.6 million in 2009 primarily consisted of a decrease in the restricted cash balance of $9.5 million due to use of the funds for the repayment of our Goldman Sachs term loan in September 2009. In addition, we received proceeds from maturities of investments of $1.3 million.

Cash Provided by Financing Activities

Net cash provided by financing activities of $44.0 million for the year ended December 31, 2011 was primarily related to loan proceeds of $20.1 million received from Servier, issuance of shares of our common stock for $15.1 million under the 2010 and 2011 ATM agreements, and loan proceeds of $10.0 million received from GECC. The loan proceeds from GECC were partially offset by debt issuance costs of $1.3 million.

Net cash provided by financing activities of $66.3 million for the year ended December 31, 2010 was primarily related to proceeds received from the issuance of shares of our common stock of $70.8 million, including net proceeds of $19.2 million from an underwritten offering in February 2010, $13.9 million from our common share purchase agreement with Azimuth in August 2010, and $37.7 million under the 2009 and 2010 ATM agreements, partially offset by $4.5 million paid to the holders of warrants issued in June 2009 upon modification of the terms.

Net cash used in financing activities of $3.6 million for the year ended December 31, 2009 was primarily related to the repayment in full of the Goldman Sachs term loan, including a principal payment of $8.4 million in the second quarter of 2009, repayment of the remaining outstanding balance of $42.0 million in September 2009, accrued interest to the date of payment of $2.4 million, and payment of a prepayment premium of $2.5 million. This cash used in financing activities was partially offset by proceeds of $49.3 million received from the issuance of shares of our common stock in 2009, including gross proceeds of $26.4 million from an equity line of credit in September 2009, $22 million from two registered direct offerings in May 2009 and June 2009, and $2.8 million from our 2009 ATM Agreement.

Equity Line of Credit

In October of 2008, we entered into a common share purchase agreement (the “2008 Purchase Agreement”) with Azimuth, pursuant to which we obtained a committed equity line of credit facility (the “2008 Facility”). From the inception of the 2008 Facility through 2009, we sold a total of 2,815,228 shares of our common stock to Azimuth for aggregate gross proceeds of $33.9 million. This included the sale of 2.3 million shares in two transactions in September of 2009. Offering expenses incurred in 2009 related to sales to Azimuth were $0.4 million. At the end of the third quarter of 2009, the 2008 Facility was no longer in effect, and no additional shares can be issued thereunder.

In July of 2010, we entered into a common share purchase agreement (the “2010 Purchase Agreement”) with Azimuth pursuant to which we obtained a committed equity line of credit facility (the “2010 Facility”). In August of 2010, we sold a total of 3,421,407 shares of our common stock under the 2010 Facility for aggregate gross proceeds of $14.2 million, representing the maximum number of shares that could be sold under the 2010 Facility.  As a result, the 2010 Facility is no longer in effect, and no additional shares can be issued thereunder.

Registered Direct Offerings

In May of 2009, we entered into a definitive agreement with an institutional investor to sell 784,313 units, with each unit consisting of one share of our common stock and a warrant to purchase 0.50 of a share of our common stock, for gross proceeds of approximately $10.0 million, before deducting placement agent fees and estimated offering expenses of $0.8 million, in a registered direct offering. In the first quarter of 2010, the holders of these warrants exercised all warrants, acquiring 392,157 shares of our common stock for an aggregate exercise price of $5,882.

In June of 2009, we entered into a definitive agreement with certain institutional investors to sell 695,652 units, with each unit consisting of one share of our common stock and a warrant to purchase 0.50 of a share of our common stock, for gross proceeds of approximately $12.0 million, before deducting placement agent fees and estimated offering expenses of $0.8 million, in a second registered direct offering. In February of 2010, the holders of these warrants agreed to amend the terms of their warrants to remove the Eliminated Adjustment Provisions and we made a cash payment of $4.5 million to these warrant holders, which was recorded in other income (expense). As of December 31, 2011 all of these warrants were outstanding.

ATM Agreements

In the third quarter of 2009, we entered into the 2009 ATM Agreement, under which we could sell up to 1.7 million shares of our common stock from time to time through Wm Smith, as our agent for the offer and sale of the shares.  From the inception of the 2009 ATM Agreement through October of 2010, the Company sold a total of 1.7 million shares of our common stock through Wm Smith, constituting all of the shares available for sale under the agreement, for aggregate gross proceeds of $12.2 million, including 1.4 million shares sold in 2010 for aggregate gross proceeds of $9.3 million. Total offering expenses related to these sales were $0.4 million.

In the third quarter of 2010, we entered into the 2010 ATM Agreement, with Wm Smith and MLV (the “Agents”), under which we could sell shares of our common stock from time to time through the Agents, as our agents for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-148342) filed with the Securities and Exchange Commission (the “SEC”) on December 26, 2007 and declared effective by the SEC on May 29, 2008. The Agents could sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker.

 The Agents could also sell the shares in privately negotiated transactions, subject to our prior approval. From the inception of the 2010 ATM Agreement through May of 2011, we sold a total of 7,560,862 shares of our common stock under this agreement for aggregate gross proceeds of $34.0 million, including 821,386 shares sold in 2011 for aggregate gross proceeds of $4.4 million. Total offering expenses incurred related to sales under the 2010 ATM Agreement from inception to May of 2011 were $1.0 million, including $0.1 million incurred in 2011. In May of 2011, 2010 ATM Agreement expired by its terms, and there will be no further issuances under this facility.

On February 4, 2011, we entered into the 2011 ATM Agreement, with MLV, under which we may sell shares of our common stock from time to time through the MLV, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011 and amended on March 10, 2011, June 3, 2011 and January 3, 2012, which was most recently declared effective by the SEC on January 17, 2012. MLV may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker. MLV may also sell the shares in privately negotiated transactions, subject to our prior approval. From the inception of the 2011 ATM Agreement through December 31, 2011, we sold a total of 5,286,952 shares of our common stock under this agreement for aggregate gross proceeds of $11.3 million.  Total offering expenses incurred related to sales under the 2011 ATM Agreement from inception to December 31, 2011, were $0.3 million.  Subsequent to December 31, 2011, through March 12, 2012, 2,285,375 additional shares of our common stock were sold through MLV for aggregate gross proceeds of $3.3 million.  Total offering expenses related to these sales were approximately $0.1 million.

Underwritten Offering

In February of 2010, we completed an underwritten offering of 2.8 million units, with each unit consisting of one shares of our common stock and a warrant to purchase 0.45 of a share of our common stock, for gross proceeds of approximately $21.0 million, before deducting underwriting discounts and commissions and estimated offering expenses of $1.7 million.  The warrants, which represent the right to acquire an aggregate of up to 1.26 million shares of our common stock, are exercisable beginning six months and one day after issuance and have a five-year term and an exercise price of $10.50 per share. As of December 31, 2011 all of these warrants were outstanding.

Servier Loan

In December 2010, we entered into a loan agreement with Servier, which provided for an advance of up to €15.0 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million. The loan is secured by an interest in XOMA’s intellectual property rights to all gevokizumab indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and is subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period was 3.22%. The interest rate has been reset to 3.83% for the six-month period from July 2011 through January 2012 and 3.54% for the six-month period from January 2012 through July 2012. Interest is payable semi-annually; however, the loan agreement provides for a deferral of interest payments over a period specified in the agreement. During the deferral period, accrued interest will be added to the outstanding principal amount for the purpose of interest calculation for the next six-month interest period. On the repayment commencement date, all unpaid and accrued interest shall be paid to Servier, and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. The loan matures in 2016; however, after a specified period prior to final maturity, the loan is to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments we receive from any third-party collaboration or development partner for rights to gevokizumab in the U.S. and/or Japan. In addition, the loan becomes immediately due and payable upon certain customary events of default. At December 31, 2011, the outstanding principal balance under this loan was $19.4 million.

GECC Term Loan

In December 2011, we entered into the Loan Agreement with GECC under which GECC agreed to make a term loan in an aggregate principal amount of $10.0 million (the “Term Loan”) to our wholly-owned subsidiary XOMA (US) LLC, and upon execution of the Loan Agreement, GECC funded the Term Loan. The Term Loan accrues interest at a fixed rate of 11.71% per annum and is secured by substantially all of our existing and after-acquired assets, excluding our intellectual property assets. We are required to repay the principal amount of the Term Loan over a period of 42 consecutive equal monthly installments of principal and accrued interest, commencing on January 4, 2012, and thereafter on the first calendar day of each succeeding month. The Term Loan matures and is due and payable in full on June 30, 2015, at which time we will make an additional payment equal to 5% of the Term Loan.

In December 2011, pursuant to the Loan Agreement, we issued to GECC unregistered stock purchase warrants, which entitle GECC to purchase up to an aggregate of 263,158 unregistered shares of XOMA common stock at an exercise price equal to $1.14 per share. These warrants are immediately exercisable and expire on December 30, 2016.

Proceeds from the sale of shares under the 2008 Purchase Agreement, the 2010 Purchase Agreement, the 2009 ATM Agreement, the 2010 ATM Agreement, the 2011 ATM Agreement, the Servier loan, the GECC Term Loan, registered direct offerings and other equity offerings are being used to continue development of our gevokizumab product candidate and for other working capital and general corporate purposes. We also used certain of these proceeds to repay the Goldman Sachs term loan in September 2009.

*           *           *

We have incurred significant operating losses and negative cash flows from operations since our inception. At December 31, 2011, we had cash and cash equivalents of $48.3 million. During 2012, we expect to continue using our cash and cash equivalents to fund ongoing operations. Additional licensing, antibody discovery and development collaboration agreements, government funding and financing arrangements may positively impact our cash balances. Based on our cash reserves and anticipated spending levels, revenue from collaborations including the gevokizumab license and collaboration agreement with Servier, funding from the loan agreement with GECC, our recent public offering, biodefense contracts and licensing transactions and other sources of funding that we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs into 2014. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period.  If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms.

Commitments and Contingencies

Schedule of Contractual Obligations

Payments by period due under contractual obligations at December 31, 2011 are as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases (a)	$12,320	$8,084	$4,236	$-	$-
Debt Obligations(b)
Principal	43,457	2,857	5,714	34,886	-
Interest	6,953	2,155	3,286	1,512	-
Total	$62,730	$13,096	$13,236	$36,398	$-

(a)	Operating leases are net of sublease income of $0.3 million.
(b)
See Item 7A: Quantitative and Qualitative Disclosures about Market Risk and Note 7: Long-Term Debt and Other Arrangements to the accompanying consolidated financial statements for further discussion of our debt obligation.

In addition to the above, we have committed to make potential future “milestone” payments to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $96 million (assuming one product per contract meets all milestones) have not been recorded on our consolidated balance sheet. We are also obligated to pay royalties, ranging generally from 1.5% to 14% of the selling price of the licensed component and up to 40% of any sublicense fees to various universities and other research institutions based on future sales or licensing of products that incorporate certain products and technologies developed by those institutions. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on future events, the achievement of which is subject to a significant number of risks and uncertainties.

Although operations are influenced by general economic conditions, we do not believe that inflation had a material impact on financial results for the periods presented. We believe that we are not dependent on materials or other resources that would be significantly impacted by inflation or changing economic conditions in the foreseeable future.

Recent Accounting Pronouncements

In March 2010, Accounting Standards Codification Topic 605, Revenue Recognition was amended to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance was adopted effective January 1, 2011 on a prospective basis and did not have a material effect on the Company’s consolidated financial statements.

In May 2011, Accounting Standards Codification Topic 820, Fair Value Measurement was amended to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The Company plans to adopt this guidance as of January 1, 2012 on a prospective basis and does not expect the adoption thereof to have a material effect on the Company’s consolidated financial statements.

In June 2011, Accounting Standards Codification Topic 220, Comprehensive Income was amended to increase the prominence of items reported in other comprehensive income. Accordingly, a company can present all nonowner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company plans to adopt this guidance as of January 1, 2012 on a retrospective basis and does not expect the adoption thereof to have a material effect on the Company’s consolidated financial statements.

Subsequent Events

2012 Restructuring

In January 2012, we implemented a restructuring designed to sharpen our focus on value-creating opportunities led by gevokizumab and our unique antibody discovery and development capabilities. The restructuring plan includes a reduction of our personnel by 84 positions, or 34%, of which approximately 50 were eliminated immediately and the remainder will be eliminated by April 6, 2012. As a result, we expect to reduce ongoing internal spending by approximately $14 million in 2012 compared to the 2011 level.  We also anticipate taking one-time charges for restructuring and related severance costs totaling approximately $6.0 million during 2012, of which $3.5 million are expected to result in cash charges and $3.8 million are expected to be taken in the first quarter of 2012. These staff reductions result primarily from our decisions to utilize a contract manufacturing organization for Phase 3 and commercial antibody production and to eliminate internal research functions that are non-differentiating or that can be obtained cost-effectively by contract service providers.

Acquisition of U.S. Rights to Perindopril Franchise

On January 17, 2012, we announced that we had acquired U.S. rights to the perindopril franchise from Servier. The agreement includes ACEON® (perindopril erbumine), a currently marketed angiotensin converting enzyme (“ACE”) inhibitor, and a portfolio of three fixed-dose combination product candidates where perindopril is combined with another active ingredient(s), such as a calcium channel blocker. We assumed commercialization activities for ACEON® in January 2012 following the transfer from Servier’s previous licensee.  In late February 2012, we initiated enrollment in a Phase 3 trial for perindopril arginine and amlodipine besylate, the first fixed-dose combination product candidate. The trial, named PATH (Perindopril Amlodipine for the Treatment of Hypertension), is expected to enroll approximately 816 patients with hypertension to determine the safety and efficacy of the fixed dose combination versus either perindopril or amlodipine alone. Based on regulatory interaction to date, if positive, this trial is expected to be the only additional efficacy trial needed to complement the existing clinical data in support of the submission of an application to the FDA seeking approval for this product candidate. We estimate the total cost of the PATH trial will be between $8 million and $10 million. Partial funding for the PATH trial will be provided by Servier; the balance of study expenses, consisting primarily of costs generated by Medpace, Inc., our contract research organization, are expected to be paid over time from the profits generated by our ACEON® sales.

Underwritten Offering and Amendment to Shareholder Rights Plan

On March 9, 2012, we completed an underwritten public offering of 29,669,154 shares of our common stock, and accompanying warrants to purchase one half of a share of common stock for each share purchased, at a public offering price of $1.32 per share. Total gross proceeds from the offering were approximately $39.2 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $3.0 million. The warrants, which represent the right to acquire an aggregate of up to 14,834,577 shares of common stock, are immediately exercisable and have a five-year term and an exercise price of $1.76 per share.

We have amended our shareholder rights agreement to provide that it will not apply to any person or entity who becomes the beneficial owner of 20% or more but less than 40% of our outstanding common stock with the prior approval of our board of directors, and our board has approved purchasers in the recent public offering becoming beneficial owners of 20% or more but less than 40% of our outstanding common stock as a result of their participation in the offering.  As a result, such ownership by any such purchaser will not trigger the provisions of the rights agreement that would give each holder of the rights the right to receive upon exercise that number of common share equivalents having a market value of two times the exercise price.  The board's approval in this regard only applies to purchasers in such offering.

Forward-Looking Information and Cautionary Factors That May Affect Future Results

Certain statements contained herein related to the anticipated size of clinical trials, the anticipated timing of initiation of clinical trials, the expected availability of clinical trial results, the sufficiency of our cash resources, the estimated costs of clinical trials and the amounts of certain revenues and certain costs in comparison to prior years, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, clinical trials may not reach their anticipated size if trials are not initiated or due to enrollment issues such as unavailability of patients, competing product candidates or unanticipated safety issues; the timing of initiation of or availability of results of clinical trials may be delayed or may never occur as a result of actions or inaction by regulators or our present or future collaboration partners, complications in the design, implementation or third-party approval of clinical trials, complications in the collection or interpretation of statistical data or unanticipated safety issues; the period for which our cash resources are sufficient could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated, if anticipated revenue or cost sharing arrangements do not materialize, or if funds are not otherwise available on acceptable terms; and our revenues may be lower than anticipated, and our costs (including clinical trial costs) may be higher than expected, due to actions or inactions by regulatory authorities or our present or future collaboration partners, unanticipated safety issues or unavailability of additional financing, licensing or collaboration opportunities. These and other risks, including those related the generally unstable nature of current economic and financial market conditions; the results of discovery research and preclinical testing; the timing or results of pending and future clinical trials (including the design and progress of clinical trials; safety and efficacy of the products being tested; action, inaction or delay by the Food and Drug Administration, European or other regulators or their advisory bodies; and analysis or interpretation by, or submission to, these entities or others of scientific data); changes in the status of existing collaborative or licensing relationships; the ability of collaborators, licensees and other third parties to meet their obligations and their discretion in decision-making; our ability to meet the demands of the United States government agency with which we have entered our government contracts; competition; market demand for products; scale-up, manufacturing and marketing capabilities; availability of additional licensing or collaboration opportunities; international operations; share price volatility; our financing needs and opportunities; uncertainties regarding the status of biotechnology patents; and uncertainties as to the costs of protecting intellectual property are described in more detail in Item 1A: Risk Factors.

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

The following table presents the amounts and related weighted average interest rates of our cash and investments at December 31, 2011 and 2010 (in thousands, except interest rate):

	Maturity	Carrying Amount (in thousands)	Fair Value (in thousands)	Weighted Average Interest Rate
December 31, 2011
Cash and cash equivalents	Daily to 90 days	$48,344	$48,344	0.25%

December 31, 2010
Cash and cash equivalents	Daily to 90 days	$37,304	$37,304	0.09%

As of December 31, 2011, we have an outstanding principal balance on our note with Novartis of $14.0 million, which is due in 2015. The interest rate on this note is charged at a rate of USD six-month LIBOR plus 2%, which was 2.80% at December 31, 2011. No further borrowing is available under this note.

As of December 31, 2011, we have an outstanding principal balance on our loan with Servier of €15.0 million, which converts to approximately $19.4 million at December 31, 2011. The interest rate on this loan is charged at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate for the initial interest period was 3.22%. The interest rate has been reset to 3.83% for six-month period from July 2011 through January 2012 and 3.54% for the six-month period from January 2012 through July 2012. No further borrowing is available under this loan.

As of December 31, 2011, we have an outstanding principal balance on our loan with GECC of $10.0 million, which is to be repaid over a period of 42 consecutive equal monthly installments. The loan accrues interest at a fixed rate of 11.71% per annum. No further borrowing is available under this note.

The variable interest rate related to our long-term debt instruments is based on LIBOR for our Novartis note and EURIBOR for our Servier loan. We estimate that a hypothetical 100 basis point change in interest rates could increase or decrease our interest expense by approximately $0.3 million on an annualized basis. Our loan with GECC is not subject to interest rate risk as it accrues interest at a fixed rate.

Foreign Currency Risk

We hold debt, may incur expenses, and may be owed milestones denominated in foreign currencies. The amount of debt owed, expenses incurred, or milestones owed to us will be impacted by fluctuations in these foreign currencies. When the U.S. dollar weakens against foreign currencies, the U.S. dollar value of the foreign-currency denominated debt, expense, and milestones increases, and when the U.S. dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated debt, expense, and milestones decreases. Consequently, changes in exchange rates will affect the amount we are required to repay on our €15.0 million loan from Servier and may affect our results of operations. Our loan from Servier was fully funded in January 2011, with the proceeds converting to approximately $19.5 million using the January 13, 2011 Euro to USD exchange rate.  At December 31, 2011, the €15.0 million outstanding principal balance under this loan agreement would have equaled approximately $19.4 million using the December 31, 2011 Euro to USD exchange rate. In May 2011, in order to manage our foreign currency exposure relating to our principal and interest payments on our loan from Servier, we entered into two foreign exchange option contracts. Our use of derivative financial instruments represents risk management; we do not enter into derivative financial contracts for trading purposes.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements of the registrant, related notes and report of independent registered public accounting firm are set forth beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President, Finance and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Vice President, Finance and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal controls over financial reporting during 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial accounting.

Management’s Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and our Vice President, Finance and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-159f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on the Company’s internal control over financial reporting follows.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and our Vice President, Finance and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of XOMA Corporation:

We have audited XOMA Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). XOMA Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, XOMA Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of XOMA Corporation as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP
San Francisco, California
March 14, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Corporate Governance

Certain information regarding our executive officers required by this Item is set forth as a Supplementary Item at the end of Part I of this Form 10-K (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). The Company’s Code of Ethics applies to all employees, officers and directors including the Chief Executive Officer (principal executive officer) and the Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer) and is posted on the Company’s website at www.xoma.com. Other information required by this Item will be included in the Company’s proxy statement for the 2011 Annual General Meeting of Stockholders, under the sections labeled “Item 1—Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this Item will be included in the sections labeled “Compensation of Executive Officers”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards as of December 31, 2011”, “Option Exercises and Shares Vested”, “Pension Benefits”, “Non-Qualified Deferred Compensation” and “Compensation of Directors” appearing in our proxy statement for the 2012 Annual General Meeting of Stockholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will be included in the sections labeled “Stock Ownership” and “Equity Compensation Plan Information” appearing in our proxy statement for the 2012 Annual General Meeting of Stockholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will be included in the section labeled “Transactions with Related Persons” appearing in our proxy statement for the 2012 Annual General Meeting of Stockholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item will be included in the section labeled “Item 2—Appointment of Independent Registered Public Accounting Firm” appearing in our proxy statement for the 2012 Annual General Meeting of Stockholders, and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March 2012.

XOMA CORPORATION

By:	/s/ JOHN VARIAN
John Varian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Varian	Chief Executive Officer (Principal Executive	March 14, 2012
(John Varian)	Officer) and Director

/s/ Fred Kurland	Vice President, Finance and Chief Financial Officer	March 14, 2012
(Fred Kurland)	(Principal Financial and Principal Accounting Officer)

/s/ Patrick J. Scannon	Executive Vice President and Chief Scientific	March 14, 2012
(Patrick J. Scannon)	Officer and Director

/s/ W. Denman Van Ness	Chairman of the Board	March 14, 2012
(W. Denman Van Ness)

/s/ William K. Bowes, Jr.	Director	March 14, 2012
(William K. Bowes, Jr.)

/s/ Peter Barton Hutt	Director	March 14, 2012
(Peter Barton Hutt)

/s/ Timothy P. Walbert	Director	March 14, 2012
(Timothy P. Walbert)

/s/ Jack L. Wyszomierski	Director	March 14, 2012
(Jack L. Wyszomierski)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of XOMA Corporation:

We have audited the accompanying consolidated balance sheets of XOMA Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of XOMA Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XOMA Corporation at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), XOMA Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP
San Francisco, California
March 14, 2012

XOMA Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$48,344	$37,304
Trade and other receivables, net	12,332	20,864
Prepaid expenses and other current assets	2,019	712
Total current assets	62,695	58,880
Property and equipment, net	12,709	14,869
Other assets	2,632	503
Total assets	$78,036	$74,252

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,128	$3,581
Accrued and other liabilities	10,012	10,658
Deferred revenue	5,695	17,044
Interest bearing obligation – current	2,796	-
Warrant liability	379	4,245
Total current liabilities	21,010	35,528
Deferred revenue – long-term	7,539	1,086
Interest bearing obligations – long-term	33,524	13,694
Other liabilities - long-term	952	353
Total liabilities	63,025	50,661

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.05 par value, 1,000,000 shares authorized
Series B, 8,000 designated, 0 and 2,959 shares issued and outstanding at December 31, 2011 and 2010, respectively	-	1
Common stock, $0.0075 par value, 92,666,666 shares authorized, 35,107,007 and 28,491,318 shares outstanding at December 31, 2011 and 2010, respectively	263	214
Additional paid-in capital	900,801	876,686
Accumulated deficit	(886,053)	(853,310)
Total stockholders’ equity	15,011	23,591
Total liabilities and stockholders’ equity	$78,036	$74,252

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
License and collaborative fees	$17,991	$2,182	$43,822
Contract and other revenue	40,037	27,174	25,492
Royalties	168	4,285	29,116
Total revenues	58,196	33,641	98,430

Operating expenses:
Research and development	68,137	77,413	58,131
Selling, general and administrative	24,014	23,250	23,736
Restructuring	-	82	3,603
Total operating expenses	92,151	100,745	85,470

(Loss) income from operations	(33,955)	(67,104)	12,960

Other income (expense):
Interest (expense)	(2,462)	(385)	(4,888)
Loss on debt extinguishment	-	-	(3,645)
Other income (expense)	3,689	(1,240)	1,850
Net (loss) income before taxes	(32,728)	(68,729)	6,277

Income tax expense	(15)	(27)	(5,727)

Net (loss) income	$(32,743)	$(68,756)	$550

Basic and diluted net (loss) income per share of common stock	$(1.04)	$(3.69)	$0.05

Shares used in computing basic net (loss) income per share of common stock	31,590	18,613	10,993
Shares used in computing diluted net (loss) income per share of common stock	31,590	18,613	11,313

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(NET CAPITAL DEFICIENCY)
 (in thousands)

								Total
								Stockholders’
						Accumulated		Equity
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	(Net Capital
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficiency)
Balance, December 31, 2008	3	$1	$9,364	$70	$753,634	$(2)	$(785,104)	$(31,401)
Exercise of stock options, contributions to 401(k) and incentive plans	─	─	135	1	1,358	─	─	1,359
Stock-based compensation expense	─	─	─	─	4,395	─	─	4,395
Sale of shares of common stock	─	─	4,036	30	42,591	─	─	42,621
Comprehensive income (loss):
Net change in unrealized loss on investments	─	─	─	─	─	2	─	2
Net income	─	─	─	─	─	─	550	550
Comprehensive loss	─	─	─	─	─	─	─	552
Balance, December 31, 2009	3	1	13,536	101	801,978	-	(784,554)	17,526
Exercise of stock options, contributions to 401(k) and incentive plans	─	─	94	1	945	─	─	946
Stock-based compensation expense	─	─	─	─	4,913	─	─	4,913
Sale of shares of common stock	─	─	14,469	109	66,232	─	─	66,341
Exercise of warrants	─	─	392	3	2,618	─	─	2,621
Comprehensive income:
Net loss	─	─	─	─	─	─	(68,756)	(68,756)
Comprehensive income	─	─	─	─	─	─	─	(68,756)
Balance, December 31, 2010	3	1	28,491	214	876,686	-	(853,310)	23,591
Exercise of stock options, contributions to 401(k) and incentive plans	─	─	253	2	1,099	─	─	1,101
Stock-based compensation expense	─	─	─	─	7,759	─	─	7,759
Sale of shares of common stock	─	─	6,108	45	15,043	─	─	15,088
Conversion of Series B convertible preferred stock	(3)	(1)	255	2	(1)	─	─	-
Issuance of warrants	─	─	─	─	215	─	─	215
Comprehensive loss:
Net loss	─	─	─	─	─	─	(32,743)	(32,743)
Comprehensive loss	─	─	─	─	─	─	─	(32,743)
Balance, December 31, 2011	-	$-	$35,107	$263	$900,801	$-	$(886,053)	$15,011

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(32,743)	$(68,756)	$550
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,357	5,721	6,831
Common stock contribution to 401(k)	1,046	905	1,198
Stock-based compensation expense	7,759	4,913	4,395
Accrued interest on interest bearing obligations	1,023	353	(1,116)
Revaluation of warrant liability	(3,866)	(2,283)	(1,781)
Amortization of discount on debt and debt issuance costs	1,360	-	487
Unrealized loss on foreign currency exchange	513	-	-
Unrealized loss on foreign exchange options	298	-	-
Warrant modification expense	-	4,500	-
Loss on debt extinguishment	-	-	3,645
Other non-cash adjustments	107	19	12
Changes in assets and liabilities:
Trade and other receivables, net	8,532	(13,633)	9,455
Prepaid expenses and other assets	(2,469)	199	284
Accounts payable and accrued liabilities	(2,144)	2,650	(2,844)
Deferred revenue	(13,794)	13,122	(12,205)
Other liabilities	(41)	(247)	(1,476)
Net cash (used in) provided by operating activities	(29,062)	(52,537)	7,435

Cash flows from investing activities:
Proceeds from maturities of investments	-	-	1,300
Transfer of restricted cash	-	-	9,545
Purchase of property and equipment	(3,304)	(339)	(270)
Net cash (used in) provided by investing activities	(3,304)	(339)	10,575

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	28,836	-	-
Principal payments of debt	-	-	(50,394)
Payment of prepayment premium on repayment of short-term debt	-	-	(2,543)
Proceeds from issuance of common stock	15,143	70,771	49,323
Payment for modification of warrants	-	(4,500)	-
Net cash provided by (used in) financing activities	43,979	66,271	(3,614)

Effect of exchange rate changes on cash	(573)	-	-
Net increase in cash and cash equivalents	11,040	13,395	14,396
Cash and cash equivalents at the beginning of the period	37,304	23,909	9,513
Cash and cash equivalents at the end of the period	$48,344	$37,304	$23,909

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$7	$-	$5,510
Income taxes	15	16	5,800
Non-cash investing and financing activities:
Discount on long-term debt	$(9,114)	$-	$-
Issuance and Extinguishment of warrants	$215	$1,767	$6,541
Interest added to principal balances on long-term debt	$669	$353	$462

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

XOMA Corporation (“XOMA” or the “Company”), a Delaware corporation, discovers and develops innovative antibody-based therapeutics. The Company’s products are presently in various stages of development and most are subject to regulatory approval before they can be commercially launched.

2.	Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates and Reclassifications

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an on-going basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, research and development expense, long-lived assets, warrant liabilities, derivative instruments and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates, such as the Company’s billing under government contracts. Under the Company’s contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), the Company bills using NIH provisional rates and thus are subject to future audits at the discretion of NIAID’s contracting office. These audits can result in an adjustment to revenue previously reported.

Reverse Stock Split

All references to numbers of shares of our common stock and per-share information in the accompanying financial statements have been adjusted retroactively to reflect the Company’s reverse stock split on August 18, 2010.

Recent Accounting Pronouncements

In March 2010, Accounting Standards Codification Topic 605, Revenue Recognition was amended to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance was adopted effective January 1, 2011 on a prospective basis and did not have a material effect on the Company’s consolidated financial statements.

In May 2011, Accounting Standards Codification Topic 820, Fair Value Measurement was amended to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The Company plans to adopt this guidance as of January 1, 2012 on a prospective basis and does not expect the adoption thereof to have a material effect on the Company’s consolidated financial statements.

In June 2011, Accounting Standards Codification Topic 220, Comprehensive Income was amended to increase the prominence of items reported in other comprehensive income. Accordingly, a company can present all nonowner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company plans to adopt this guidance as of January 1, 2012 on a retrospective basis and does not expect the adoption thereof to have a material effect on the Company’s consolidated financial statements.

Revenue Recognition

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. The determination of criteria (2) is based on management’s judgments regarding whether a continuing performance obligation exists. The determination of criteria (3) and (4) are based on management’s judgments regarding the nature of the fee charged for products or services delivered and the collectability of those fees. Allowances are established for estimated uncollectible amounts, if any.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Warrants

The Company has issued warrants to purchase shares of its common stock in connection with financing activities. The Company accounts for some of these warrants as a liability at fair value and others as equity at fair value. The fair value of the outstanding warrants is estimated using the Black-Scholes Model. The Black-Scholes Model requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. For the estimate of the expected term, the Company uses the full remaining contractual term of the warrant. The Company bases its estimate of expected volatility on its historical volatility.  The assumptions associated with warrant liabilities are reviewed each reporting period and changes in the estimated fair value of these warrant liabilities are recognized in other income (expense).

In February 2010, the holders of the May 2009 and June 2009 warrants agreed to amend the terms of their warrants to remove the provisions that would have required a reduction of the warrant exercise price and an increase in the number of shares issuable on exercise of the warrants each time the Company sold shares of its common stock at a price less than the exercise price of such warrants (the “Eliminated Adjustment Provisions”). Prior to the amendments, the Company recorded the warrants issued in May and June of 2009 as a liability at fair value due to the Eliminated Adjustment Provisions and certain other provisions, which was estimated using the Monte Carlo Simulation Model (“Simulation Model”).

Income Taxes

The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not.

Net Income (Loss) per Share of Common Stock

Basic net income (loss) per share of common stock is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share of common stock is based on the weighted average number of shares of common stock and other dilutive securities outstanding during the period, provided that including these dilutive securities does not increase the net income or decrease the net loss per share.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is anti-dilutive. The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share (in thousands):

	December 31,
	2011	2010	2009
Options for common stock	3,890	2,180	1,156
Convertible preferred stock	67	254	-
Warrants for common stock (1)	1,609	1,535	740
Total	5,566	3,969	1,896

(1)	263 warrants issued in December of 2011

For the year ended December 31, 2009, the following is a reconciliation of the numerators and denominators of the basic and diluted net income per share (in thousands):

Year ended December 31,
2009
Numerator
Net income used for basic and diluted net income per share	$550

Denominator
Weighted average shares outstanding used for basic net income per share	10,993
Effect of dilutive stock options	66
Effect of convertible preferred stock	254
Weighted average shares outstanding and dilutive securities used for diluted net income per share	11,313

For the years ended December 31, 2011 and 2010, all outstanding common stock equivalents were considered anti-dilutive and therefore the calculations of basic and diluted net loss per share are the same.

3.	Consolidated Financial Statement Detail

Cash and Cash Equivalents

At December 31, 2011, cash equivalents consisted of demand deposits of $21.1 million and money market funds of $27.2 million with maturities of less than 90 days at the date of purchase. At December 31, 2010, cash equivalents consisted of demand deposits of $29.5 million, money market funds of $6.4 million and repurchase agreements of $1.4 million with maturities of less than 90 days at the date of purchase.

Foreign Exchange Options

The Company holds debt and may incur expenses denominated in foreign currencies, which exposes it to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and the Euro. The Company is required to make principal and accrued interest payments in Euros on its €15.0 million loan from Les Laboratoires Servier (“Servier”) (See Note 7: Long-Term Debt and Other Arrangements). In order to manage its foreign currency exposure related to these payments, in May of 2011, the Company entered into two foreign exchange option contracts to buy €15.0 million and €1.5 million on January 2016 and January 2014, respectively. By having these option contracts in place, the Company’s foreign exchange rate risk is reduced if the U.S. dollar weakens against the Euro. However, if the U.S. dollar strengthens against the Euro, the Company is not required to exercise these options, but will not receive any refund on premiums paid.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The foreign exchange options were revalued at December 31, 2011 and had an aggregate fair value of $1.2 million, and the Company recognized a loss of $0.3 million related to the revaluation for the year ended December 31, 2011.

Receivables

Receivables consisted of the following at December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Trade receivables, net	$11,820	$20,309
Other receivables	512	555
Total	$12,332	$20,864

Property and Equipment

Property and equipment consisted of the following at December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Furniture and equipment	$33,483	$31,700
Buildings, leasehold and building improvements	21,490	21,463
Construction-in-progress	973	203
Land	310	310
	56,256	53,676
Less: Accumulated depreciation and amortization	(43,547)	(38,807)
Property and equipment, net	$12,709	$14,869

Depreciation and amortization expense was $5.4 million, $5.7 million and $6.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Accrued management incentive compensation	$4,096	$4,982
Accrued payroll and other benefits	3,007	2,752
Accrued severance payments	1,207	-
Accrued professional fees	917	1,020
Accrued clinical trial costs	140	1,020
Other	645	884
Total	$10,012	$10,658

Deferred Revenue

In 2011, the Company deferred $12.7 million of revenue from contracts including Servier, NIH and Takeda Pharmaceutical Company Limited (“Takeda”) and recognized $17.6 million in revenue. In 2010, the Company deferred $15.9 million of revenue from contracts including Servier, NIH, Takeda, Schering-Plough Research Institute, a division of Schering Corporation, now a subsidiary of Merck & Co., Inc. (referred to herein as “Merck/Schering-Plough”) and AVEO Pharmaceuticals, Inc. (“AVEO”) and recognized $2.8 million of revenue.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the activity in deferred revenue for the years ended December 31, 2011 and 2010 (in thousands):

	Year ended December 31,
	2011	2010
Beginning deferred revenue	$18,130	$5,008
Revenue deferred	12,673	15,949
Revenue recognized	(17,569)	(2,827)
Ending deferred revenue	$13,234	$18,130

4.	Collaborative, Licensing and Other Arrangements

Collaborative and Other Agreements

Servier

In December 2010, the Company entered into a license and collaboration agreement with Servier, to jointly develop and commercialize gevokizumab (formerly referred to as XOMA 052) in multiple indications, which provided for a non-refundable upfront payment of $15.0 million that was received by the Company in January 2011. The upfront payment was recognized over the eight month period that the initial group of deliverables were provided to Servier. The Company recognized $14.9 million in revenue relating to this upfront payment during the year ended December 31, 2011. In addition, the Company received a loan of €15.0 million, which was fully funded in January 2011, with the proceeds converting to $19.5 million at the date of funding. See Note 7: Long-Term Debt and Other Arrangements. Also, the Company retains development and commercialization rights in the U.S. and Japan for all indications except cardiovascular disease and diabetes, and an option to reacquire rights to cardiovascular disease and diabetes indications from Servier in those territories. Servier will fully fund activities to advance the global clinical development and future commercialization of gevokizumab in cardiovascular related diseases and diabetes, as well as the first $50.0 million of future gevokizumab global clinical development and chemistry and manufacturing controls expenses and 50% of further expenses for the Behçet’s uveitis indication. For the year ended December 31, 2011, the Company recorded revenue of $34.2 million under this agreement, which included the revenue relating to the upfront payment.

In November 2011, the Company announced plans for expanded gevokizumab clinical development. The plan includes a global Phase 3 trial in non-infectious uveitis involving the intermediate and/or posterior segments of the eye, including Behçet’s uveitis (“NIU”) and a Phase 3 trial outside the U.S. in Behçet’s uveitis.  Based on the timing of anticipated regulatory interactions, the Company anticipates initiating the NIU Phase 3 trial in the second quarter of 2012. Servier has agreed to provide funding for the NIU Phase 3 trial under the terms of the collaboration agreement discussed above for the Behçet’s uveitis indication so long as the European Medicines Agency enables the results of the trial to be included in regulatory submissions in the EU. In addition, the Company announced a proof-of-concept clinical program to identify additional conditions that may respond to treatment with gevokizumab.

Under the agreement, the Company is eligible to receive a combination of Euro and USD-denominated, development and sales milestones for multiple indications aggregating to a potential maximum of approximately $460 million converted using the December 31, 2011 Euro to US Dollar (“USD”) exchange rate (the “12/31/11 Exchange Rate”) if XOMA reacquires cardiovascular and/or diabetes rights in the U.S. and Japan. If XOMA does not reacquire these rights, then the milestone payments aggregate to a potential maximum of approximately $800 million converted using the 12/31/11 Exchange Rate. Servier’s obligation to pay development and commercialization milestones will continue for so long as Servier is developing or selling products under the agreement.

The Company is also eligible to receive royalties on gevokizumab sales, which are tiered based on sales levels and range from a mid-single digit to up to a mid-teens percentage rate. The Company’s right to royalties with respect to a particular product and country will continue for so long as such product is sold in such country.

NIAID

In October 2011, the Company announced that NIAID had awarded the Company a new contract under Contract No. HHSN272201100031C for up to $28.0 million over 5 years to develop broad-spectrum antitoxins for the treatment of human botulism poisoning. The contract work is being performed on a cost plus fixed fee basis over the life of the contract and the Company is recognizing revenue under the arrangement as the services are performed on a proportional performance basis.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2008, the Company announced that it had been awarded a $65 million multiple-year contract funded with federal funds from NIAID, a part of the NIH (Contract No. HHSN272200800028C), to continue development of anti-botulinum antibody product candidates. The contract work is being performed on a cost plus fixed fee basis over a three-year period. The Company is recognizing revenue under the arrangement as the services are performed on a proportional performance basis. In 2011, the NIH conducted an audit of the Company’s actual data for period from January 1, 2007 through December 31, 2009 and developed final billing rates for this period. As a result, the Company retroactively applied these NIH rates to the invoices from this period resulting in an increase in revenue of $1.4 million from the NIH, excluding $0.9 million billed to the NIH in 2010 resulting from the Company’s performance of a comparison of 2009 calculated costs incurred and costs billed to the government under provisional rates. Final rates will be settled through negotiations with the NIH. This revenue has been deferred and will be recognized upon completion of negotiations with and approval by the NIH. In 2011, the Company recognized revenue of $18.6 million under this contract, compared with $21.2 million in 2010 and $5.1 million in 2009.

In July 2006, the Company was awarded a $16.3 million contract to produce monoclonal antibodies for the treatment of botulism to protect United States citizens against the harmful effects of botulinum neurotoxins used in bioterrorism. The contract work is being performed on a cost plus fixed fee basis. The original contract was for a three-year period, however the contract was extended into 2010. The Company is recognizing revenue as the services are performed on a proportional performance basis. This work was complete in the third quarter of 2010. In 2011, the NIH conducted an audit of the Company’s actual data for period from January 1, 2007 through December 31, 2009 and developed final billing rates for this period. As a result, the Company retroactively applied these NIH rates to the invoices from this period resulting in an increase in revenue of $2.0 million from the NIH. Final rates will be settled through negotiations with the NIH. This revenue has been deferred and will be recognized upon completion of negotiations with and approval by the NIH. The Company did not recognize revenue under this contract in 2011. In 2010, the Company recognized revenue of $0.2 million under this contract, compared with $1.6 million in 2009.

SRI International

In the third quarter of 2009, the Company began work on two biodefense subcontract awards from SRI International, including a $2.1 million award to develop novel antibody drugs against the virus that causes SARS and a $2.2 million award to develop a novel antibody, known as F10, that has been shown to neutralize group 1 influenza A viruses, including the H1N1 and H5N1 strains. The subcontract awards are funded through NIAID. In September 2011, we successfully completed the contract services we had agreed to perform under the subcontract awards from SRI International. In 2011, the Company recognized revenue of $0.5 million related to these subcontracts, compared with $1.6 million in 2010 and $0.3 million in 2009.

Takeda

In November 2006, the Company entered into a fully funded collaboration agreement with Takeda for therapeutic monoclonal antibody discovery and development. Under the agreement, Takeda will make up-front, annual maintenance and milestone payments to the Company, fund its research and development and manufacturing activities for preclinical and early clinical studies and pay royalties on sales of products resulting from the collaboration. Takeda will be responsible for clinical trials and commercialization of drugs after an Investigational New Drug Application (“IND”) submission and is granted the right to manufacture once the product enters into Phase 2 clinical trials. During the collaboration, the Company will discover therapeutic antibodies against targets selected by Takeda. The Company will recognize revenue on the up-front and annual payments on a straight-line basis over the expected term of each target antibody discovery, on the research and development and manufacturing services as they are performed on a time and materials basis, on the milestones when they are achieved and on the royalties when the underlying sales occur. In 2011, the Company recognized revenue of $2.0 million under this agreement, compared with $3.6 million in 2010 and $7.5 million in 2009.

Under the terms of this agreement, the Company may receive milestone payments aggregating up to $19.0 million relating to one undisclosed product candidate and low single-digit royalties on future sales of all products subject to this license.  In addition, in the event Takeda were to develop additional future qualifying product candidates under the terms of the agreement, the Company would be eligible for milestone payments aggregating up to $20.75 million for each such qualifying product candidate.  The Company’s right to milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation of all research and development activities with respect to all program antibodies, collaboration targets and/or collaboration products.  The Company’s right to royalties expires on the later of 13.5 years from the first commercial sale of each royalty-bearing discovery product or the expiration of the last-to-expire licensed patent.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2009, the Company expanded its existing collaboration agreement with Takeda to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems. The Company may receive milestones of up to $3.25 million per discovery product candidate and low single-digit royalties on future sales of all antibody products subject to this license. The Company’s right to milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation of all research and development activities with respect to all program antibodies, collaboration targets and/or collaboration products. The Company’s right to royalties expires on the later of 10 years from the first commercial sale of such royalty-bearing discovery product, or the expiration of the last-to-expire licensed patent.

Novartis

In November 2008, the Company restructured its product development collaboration with Novartis entered into in 2004 for the development and commercialization of antibody products for the treatment of cancer. Under the restructured agreement, the Company received $6.2 million in cash and $7.5 million in the form of debt reduction on its existing loan facility with Novartis. In addition, the Company may, in the future, receive potential milestones of up to $14.0 million and royalty rates ranging from 10% to 20% for two ongoing product programs, HCD122 and LFA 102 and options to develop or receive royalties on additional programs. In exchange, Novartis received control over the HCD122 and LFA 102 programs, as well as the right to expand the development of these programs into additional indications outside of oncology. The Company’s right to royalty-style payments expires on the later of the expiration of any licensed patent covering each product or 20 years from the launch of each product that is produced from a cell line provided to Novartis by XOMA.

A loan facility of up to $50 million was available to the Company to fund up to 75% of its share of development expenses incurred beginning in 2005. See Note 7: Long-Term Debt and Other Arrangements for additional disclosure of the financing arrangement between the Company and Novartis.

In December 2008, the Company entered into a Manufacturing and Technology Transfer Agreement with Novartis, effective July 1, 2008. Under this agreement, XOMA was engaged by Novartis to perform research and development, process development, manufacturing and technology transfer activities with respect to certain product programs under the original product development collaboration. The work performed under this agreement was fully funded by Novartis and completed in the third quarter of 2009. The Company recognized revenue related to this agreement as the research and development and other services were performed on a time and materials basis. In 2009, the Company recognized revenue of $2.5 million related to this agreement.

Arana

In September 2009, the Company entered into an antibody discovery collaboration with Arana Therapeutics Limited, a wholly-owned subsidiary of Cephalon, Inc. (“Arana”), involving multiple proprietary XOMA antibody research and development technologies, including a new antibody phage display library and a suite of integrated information and data management systems. Arana agreed to pay the Company a fee of $6.0 million, of which $4.0 million was received in the third quarter of 2009 and the remaining $2.0 million was received in the third quarter of 2010. The Company may be entitled to future milestone payments, aggregating up to $3.0 million per product, and low single-digit royalties on product sales. The Company’s right to milestone payments expires on the later of the receipt of payment from Arana of the last amount to be paid under the agreement, the cessation by Arana of the use of all research and development technologies or the cessation by Arana of the exercise of the patent rights granted to them. The Company’s right to royalties expires five years from the first commercial sale of each royalty-bearing product.

Kaketsuken

In October 2009, the Company entered into an antibody discovery collaboration with The Chemo-Sero-Therapeutic Research Institute, a Japanese research foundation known as Kaketsuken, involving multiple proprietary XOMA antibody research and development technologies, including a new antibody phage display library and a suite of integrated information and data management systems. Kaketsuken agreed to pay the Company a fee of $8.0 million, of which $6.0 million was received in the fourth quarter of 2009 and the remaining $2.0 million was received in the fourth quarter of 2010. The Company may be entitled to future milestone payments, aggregating up to $0.2 million per product, and low single-digit royalties on product sales. The Company’s right to milestone payments expires upon the receipt of payment from Kaketsuken of the last amount to be paid pursuant to the agreement. The Company’s right to royalties expires 15 years from the first commercial sale of each royalty-bearing discovery product.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AVEO Pharmaceuticals, Inc. (“AVEO”)

In April 2006, the Company entered into an agreement with AVEO to utilize XOMA’s HE™ technology to humanize AV-299 under which AVEO paid the Company an up-front license fee and development milestones. Under this agreement the Company created four HE™ versions of the original AV-299, all of which met design goals and from which AVEO selected one as its lead development candidate.

In September 2006, as a result of the successful humanization of AV-299, the Company entered into a second agreement with AVEO to manufacture and supply AV-299 in support of early clinical trials. Under the agreement, the Company created AV-299 production cell lines, conducted process and assay development and performed Good Manufacturing Practices (“cGMP”) manufacturing activities. AVEO retains all development and commercialization rights to AV-299 and may be required to pay XOMA annual maintenance fees, additional development milestone payments aggregating up to $6.3 million and low single-digit royalties on product sales in the future. The Company’s right to milestone payments expires upon full satisfaction of all financial obligations of AVEO pursuant to the agreement. The Company’s right to royalties expires on the later of 15 years from the first commercial sale of each royalty-bearing product or the expiration of the last-to-expire licensed patent.

In April 2007, Merck/Schering-Plough entered into a research, development and license agreement with AVEO concerning AV-299 and other anti-HGF molecules, under which AVEO assigned its entire right, title and interest in, to and under its manufacturing agreement with XOMA to Merck/Schering-Plough. In the third quarter of 2010, AVEO regained its worldwide rights from Merck/Schering-Plough to develop and commercialize AV-299 and other anti-HGF molecules. In 2011, the Company recognized revenue of $0.1 million under this agreement, compared with $0.9 million in 2010 and $0.7 million in 2009.

Merck/Schering-Plough

In May 2006, the Company entered into a fully funded collaboration agreement with Schering-Plough Research Institute, a division of Schering Corporation, now a subsidiary of Merck (“Merck/Schering-Plough”) for therapeutic monoclonal antibody discovery and development. Under the agreement, Merck/Schering-Plough made up-front, annual maintenance and milestone payments to the Company, funded its research and development activities related to the agreement and would have paid royalties on sales of products resulting from the collaboration. During the collaboration, the Company discovered therapeutic antibodies against multiple targets selected by Merck/Schering-Plough using multiple human antibody phage display libraries, optimized antibodies through affinity maturation or other protein engineering, used the Company’s proprietary HE™ technology to humanize antibody candidates generated by hybridoma techniques, performed preclinical studies to support regulatory filings, developed cell lines and production processes and produced antibodies for initial clinical trials. Merck/Schering-Plough selected the first target at the inception of the agreement and, in December 2006, exercised its right to initiate the additional discovery and development programs.  In January 2011, the Company completed the contract services it had agreed to perform under the collaboration agreement with Merck/Schering-Plough.

UCB

In December 1998, the Company licensed its bacterial cell expression technology to Celltech Therapeutics Ltd., now UCB Celltech, a branch of UCB, which utilizes this technology in the production of CIMZIA® for the treatment of moderate-to-severe Crohn’s disease and moderate-to-severe rheumatoid arthritis. The license provides for a low single-digit royalty on sales of CIMZIA® in those countries where the bacterial cell expression technology is patented, which includes the U.S. and Canada. In August 2010, the Company sold its royalty interest in CIMZIA® to OrbiMed Advisors, LLC for gross proceeds of $4.0 million. In connection with this transaction, XOMA CDRA LLC, a wholly owned bankruptcy-remote entity, was established to hold the rights, title, and interests under the license agreement with UCB. As a bankruptcy-remote entity, XOMA CDRA LLC has a corporate existence, assets, properties, and creditors separate from the Company’s.  Accordingly, in calculating the value of its own assets, the Company has not ascribed any value to the assets owned by XOMA CDRA LLC, and the assets of XOMA CDRA LLC will not be available to pay any creditors of the Company. The Company did not recognize revenue under this agreement in 2011. During 2010, including the sale of its royalty interest in CIMZIA®, the Company recognized $4.2 million in revenue compared with $0.5 million in 2009. The Company no longer receives royalties on sales of CIMZIA®.

Genentech, Inc., a wholly-owned member of the Roche Group (referred to herein as “Genentech”)

In April 1996, the Company entered into a collaboration agreement with Genentech for the development of RAPTIVA®. In March 2003, it entered into amended agreements which called for the Company to share in the development costs and to receive a 25% share of future U.S. operating profits and losses and a royalty on sales outside the United States. The amended agreements also called for Genentech to finance the Company’s share of development costs up until first FDA marketing approval via a convertible subordinated loan, and its share of pre-launch marketing and sales costs via an additional commercial loan facility. Under the loan agreement, upon FDA approval of the product, which occurred in October 2003, the Company elected to pay $29.6 million of the development loan in convertible preference shares, which are convertible into approximately 0.3 million shares of common stock at a price of $116.25 per share. In April 2011, the convertible preference shares were converted by Genentech. The $29.6 million liquidation preference associated with the convertible preference shares was eliminated as a result of this conversion.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2005, the Company announced a restructuring of its arrangement with Genentech on RAPTIVA®. Under the restructured arrangement, the Company was entitled to receive mid-single digit royalties on worldwide sales of RAPTIVA® in all indications. The previous cost and profit sharing arrangement for RAPTIVA® in the U.S. was discontinued and Genentech was responsible for all operating and development costs associated with the product. In addition, the Company’s remaining obligation under the development loan was extinguished. In the first half of 2009, RAPTIVA® was withdrawn from the commercial drug markets and royalties ceased.

Genentech utilized the Company’s bacterial cell expression technology under license to develop LUCENTIS® for the treatment of neovascular wet age-related macular degeneration. The Company was entitled to receive a low single-digit royalty on worldwide sales of LUCENTIS®. In the third quarter of 2009, the Company sold its LUCENTIS® royalty interest to Genentech for $25 million, including royalty revenue from the second quarter of 2009. The Company no longer receives royalties on sales of LUCENTIS ®.

The Company recognized royalty revenue related to its agreements with Genentech of $28.6 million in 2009.

Licensing Agreements

XOMA has granted more than 60 licenses to biotechnology and pharmaceutical companies to use the Company’s patented and proprietary technologies relating to bacterial expression of recombinant pharmaceutical products. In exchange, the Company receives license and other fees as well as access to certain of these companies’ antibody display libraries, intellectual property and/or services that complement the Company’s existing development capabilities and support the Company’s own antibody product development pipeline.

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

Pfizer

In August 2007, the Company entered into a license agreement with Pfizer Inc. (“Pfizer”) for non-exclusive, worldwide rights for XOMA’s patented bacterial cell expression technology for research, development and manufacturing of antibody products. Under the terms of the agreement, the Company received a license fee payment of $30 million in 2007.

From 2009 through 2011, the Company received milestone payments relating to four undisclosed product candidates. The Company may also be eligible for additional milestone payments aggregating up to $4.9 million relating to these four product candidates and low single-digit royalties on future sales of all products subject to this license. In addition, the Company may receive potential milestone payments aggregating up to $1.7 million for each additional qualifying product candidate. The Company’s right to milestone payments expires on the later of the expiration of the last-to-expire licensed patent or the tenth anniversary of the effective date. The Company’s right to royalties expires upon the expiration of the last-to-expire licensed patent.  The Company will recognize revenue on milestones when they are achieved and on royalties when the underlying sales occur.

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

As a result of the workforce reduction, in the second quarter of 2009, the Company vacated one of its leased buildings and recorded a restructuring charge of $0.5 million. Effective December 2010, the Company entered into a sublease agreement for this building. See Note 11: Commitments and Contingencies for additional disclosure of the sublease for this building. The remaining liability related to this lease was $0.1 million and $0.2 million at December 31, 2011 and 2010, respectively.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Fair Value Measurements

The Company applies ASC 820, which establishes a framework for measuring fair value and a fair value hierarchy that prioritizes the inputs used in valuation techniques. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for similar assets or liabilities.

Level 3 – Unobservable inputs.

The following tables set forth the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010.

Financial assets and liabilities carried at fair value as of December 31, 2011 and 2010 are classified as follows (in thousands):

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	27,222	-	-	27,222
Foreign exchange options	-	1,202	-	1,202
Total	$27,222	$1,202	$-	$28,424

Liabilities:
Warrant liabilities	$-	$-	$379	$379

	Fair Value Measurements at December 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Repurchase agreements (1)	$1,428	$-	$-	$1,428
Money market funds (1)	6,340	-	-	6,340
Total	$7,768	$-	$-	$7,768

Liabilities:
Warrant liabilities	$-	$-	$4,245	$4,245

(1)	Included in cash and cash equivalents

Due to the unique structure of the secured note agreement with Novartis and since there is no liquid market for this note, there is no practical method to estimate fair value of our long-term debt with Novartis. See Note 7: Long-Term Debt and Other Arrangements for additional disclosure of the financing arrangement between the Company and Novartis.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the foreign exchange options at December 31, 2011 was determined using readily observable market inputs from actively quoted markets obtained from various third party data providers. These inputs, such as spot rate, forward rate and volatility have been derived from readily observable market data, meeting the criteria for Level 2 in the fair value hierarchy.

The fair value of the warrant liabilities at December 31, 2011 and 2010 was determined using the Black-Scholes Model, which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop.

The fair value of the warrant liabilities was estimated using the following range of assumptions at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Expected volatility	102.1 - 103.2%	93.5 - 94.9%
Risk-free interest rate	0.4%	2.0%
Expected term	2.9 - 3.1 years	3.9 - 4.1 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the year ended December 31, 2011 (in thousands):

Warrant Liabilities
Balance at December 31, 2009	$4,760
Initial fair value of warrants	4,382
Reclassification of warrant liability to equity upon exercise of warrants	(2,615)
Change in fair value of warrant liabilities included in other income (expense)	(2,282)
Balance at December 31, 2010	4,245
Change in fair value of warrant liabilities included in other income (expense)	(3,866)
Balance at December 31, 2011	$379

7.	Long-Term Debt and Other Arrangements

Novartis Note

In May 2005, the Company executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June 2015. Under the note agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.80% at December 31, 2011, and is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50 million. The Company has made this election for all interest payments thus far. Loans under the note agreement are secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder.

At December 31, 2011 and 2010, the outstanding principal balance under this note agreement was $14.0 million and $13.7 million. Pursuant to the terms of the arrangement as restructured in November 2008, the Company will not make any additional borrowings under the Novartis note. Accrued interest of $0.3 million, $0.4 million and $0.5 million was added to the principal balance of the loan for the years ended December 31, 2011, 2010 and 2009, respectively.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Servier Loan

In December 2010, in connection with the license and collaboration agreement entered into with Servier (see Note 7: Long-Term Debt and Other Arrangements), the Company executed a loan agreement with Servier, which provided for an advance of up to €15.0 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million. The loan is secured by an interest in XOMA’s intellectual property rights to all gevokizumab indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period was 3.22%. The interest rate has been reset to 3.83% for the six-month period from July 2011 through January 2012 and 3.54% for the six-month period from January 2012 through July 2012. Interest is payable semi-annually; however, the loan agreement provides for a deferral of interest payments over a period specified in the agreement. During the deferral period, accrued interest will be added to the outstanding principal amount for the purpose of interest calculation for the next six-month interest period. On the repayment commencement date, all unpaid and accrued interest shall be paid to Servier and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. The loan matures in 2016; however, after a specified period prior to final maturity, the loan is to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under the Company’s collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments the Company receives from any third party collaboration or development partner for rights to gevokizumab in the U.S. and/or Japan.  In addition, the loan becomes immediately due and payable upon certain customary events of default. At December 31, 2011, the outstanding principal balance under this loan was $19.4 million using the 12/31/11 Exchange Rate.  For the year ended December 31, 2011, the Company recorded an unrealized foreign exchange gain of $0.1 million related to the re-measurement of the loan as of December 31, 2011.

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

The loan discount is amortized under the effective interest method over the expected five-year life of the loan.  The Company recorded non-cash interest expense of $1.4 million during the year ended December 31, 2011, resulting from the amortization of the loan discount. At December 31, 2011, the net carrying value of the loan was $12.5 million. For the year ended December 31, 2011, the Company recorded an unrealized foreign exchange loss of $0.6 million related to the re-measurement of the loan discount as of December 31, 2011.

The Company believes that realization of the benefit and the associated deferred revenue is contingent on the loan remaining outstanding over the five-year contractual term of the loan. If the Company were to stop providing service under the collaboration arrangement and the arrangement is terminated, the maturity date of the loan would be accelerated and a portion of measured benefit would not be realized. As the realization of the benefit is contingent, in part, on the provision of future services, the Company is recognizing the deferred revenue over the expected five-year life of the loan. The deferred revenue is amortized under the effective interest method, and the Company recorded $1.4 million of related non-cash revenue during the year ended December 31, 2011.

General Electric Capital Corporation Term Loan

In December 2011, the Company entered into a loan agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GECC”), under which GECC agreed to make a term loan in an aggregate principal amount of $10 million (the “Term Loan”) to XOMA (US) LLC, a wholly owned subsidiary of the Company, and upon execution of the Loan Agreement, GECC funded the Term Loan. The Term Loan is guaranteed by the Company and its two other principal subsidiaries, XOMA Ireland Limited and XOMA Technology Ltd.  As security for their obligations under the Loan Agreement, the Company, XOMA (US) LLC, XOMA Ireland Limited and XOMA Technology Ltd. each granted a security interest pursuant to a guaranty, pledge and security agreement in substantially all of their existing and after-acquired assets, excluding their intellectual property assets (such as those relating to our gevokizumab and anti-botulism products). The Company incurred debt issuance costs of approximately $1.3 million in connection with the Term Loan and will make an additional payment equal to 5% of the Term Loan (the “Final Payment Fee”) on the maturity date, or such earlier date as the Term Loan is paid in full. The debt issuance costs and Final Payment Fee are being amortized and accreted, respectively, to interest expense over the term of the Term Loan using the effective interest method.

The Term Loan accrues interest at a fixed rate of 11.71% per annum. We are required to repay the principal amount of the Term Loan over a period of 42 consecutive equal monthly installments of principal and accrued interest, commencing on January 4, 2012, and thereafter on the first calendar day of each succeeding month.  The Term Loan matures and is due and payable in full on June 30, 2015.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including restrictions on the ability to incur indebtedness, grant liens, make investments, dispose of assets, enter into transactions with affiliates and amend existing material agreements, in each case subject to various exceptions.  In addition, the Loan Agreement contains customary events of default that entitle GECC to cause any or all of the indebtedness under the Loan Agreement to become immediately due and payable. The events of default include any event of default under a material agreement or certain other indebtedness. Upon an event of default, the Term Loan and other obligations under the Loan Agreement will, at the election of GECC, bear interest from and after the occurrence and during the continuation of an event of default at a rate equal to the lesser of 5.0% above the stated rate of interest or the maximum rate allowed by law.

The Company may voluntarily prepay the Term Loan in full, but not in part, and any voluntary and certain mandatory prepayments are subject to a prepayment premium of 3% in the first year of the loan, 2% in the second year and 1% thereafter, although mandatory prepayments in connection with entering into certain exclusive licenses, granting certain negative pledges or incurring certain collaboration-related indebtedness will not be subject to such prepayment premium.  The Company will also be required to pay the Final Payment Fee in connection with any voluntary or mandatory prepayment.

In December of 2011, pursuant to the loan agreement, the Company issued to GECC unregistered stock purchase warrants, which entitle GECC to purchase up to an aggregate of 263,158 unregistered shares of XOMA common stock at an exercise price equal to $1.14 per share. These warrants are immediately exercisable and will expire on December 30, 2016. The Company allocated the aggregate proceeds of the GECC Term Loan between the warrants and the debt obligation based on their relative fair values.  The fair value of the warrants issued to GECC was determined using the Black-Scholes Model. The warrants fair value of $0.2 million is recorded as a discount to the debt obligation and is being amortized over the term of the loan using the effective interest method. If the maturity of the debt is accelerated in connection with any voluntary or mandatory prepayment, then the remaining discount amortization would be recognized immediately.

Aggregate future principal and final fee payments of the Company’s total interest bearing obligations - long-term as of December 31, 2011 are as follows (in thousands):

Year Ending December 31,	Total
2012	$2,857
2013	2,857
2014	2,857
2015	35,386
43,957
Less current portion	(2,857)
Total	$41,100

Interest Expense

Interest expense and amortization of debt issuance costs, excluding losses on debt extinguishment, recorded as other expense in the consolidated statement of operations for the year ended December 31, 2011, 2010 and 2009 are shown below (in thousands):

	Year ended December 31,
	2011	2010	2009
Interest expense
Novartis note	$341	$354	$455
Servier loan	2,087	-	-
Goldman Sachs term loan	-	-	3,932
Other	34	31	14
Total interest expense	$2,462	$385	$4,401

Amortization of debt issuance costs
Goldman Sachs term loan	$-	$-	$487

Total interest expense	$2,462	$385	$4,888

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income Taxes

The total provision for income taxes consists of the following:

	Year ended December 31,
	2011	2010	2009
Federal income tax provision	$15	$27	$(113)
State income tax provision	-	-	6
Foreign income tax provision	-	-	5,834
Total	$15	$27	$5,727

The Company had significant losses in 2011 and 2010, and as a result there was no material income tax expense for the years ended December 31, 2011 and 2010.  Income tax expense in 2009 was primarily related to $5.8 million of foreign income tax expense recognized in connection with the expansion of the Company's existing collaboration with Takeda in February of 2009.  The Company was paid a $29 million expansion fee, of which $5.8 million was withheld for payment to the Japanese taxing authority.  The Company also recognized $0.1 million of income tax benefit for 2009 relating to research and development refundable credits.

The significant components of net deferred tax assets as of December 31, 2011 and 2010 were as follows (in millions):

	December 31,
	2011	2010
Capitalized research and development expenses	$68.7	$65.4
Net operating loss carryforwards	135.7	117.4
Research and development and other credit carryforwards	21.6	20.4
Other	14.1	11.1
Total deferred tax assets	240.1	214.3
Valuation allowance	(240.1)	(214.3)
Net deferred tax assets	$-	$-

The net increase (decrease) in the valuation allowance was $25.8 million, $24.4 million and $(24.8) million for the years ended December 31, 2011, 2010 and 2009, respectively. No net operating loss carry-forward expired in 2011, 2010 or 2009.

ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based upon the weight of available evidence, which includes our historical operating performance and carry-back potential, the Company has determined that total deferred tax assets should be fully offset by a valuation allowance.

Based on an initial analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), the Company experienced an ownership change in 2009, which would substantially limit the future use of its pre-change NOLs and certain other pre-change tax attributes per year. The Company has and will continue to evaluate alternative analyses permitted under Section 382 and IRS notices in order to determine whether or not any ownership changes have occurred and may occur (and if so, when they occurred) that would result in limitations on its NOLs or certain other tax attributes.   To the extent that the Company does not utilize its carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will expire unused.

The Company files income tax returns in the U.S. federal jurisdiction, State of California and Ireland. The Company’s federal income tax returns for tax years 2008 and beyond remain subject to examination by the Internal Revenue Service.  The Company's 2009 federal tax return is currently under audit, and we do not expect a material change to our federal income taxes as reported.  The Company’s California and Irish income tax returns for tax years 2007 and beyond remain subject to examination by the Franchise Tax Board and Irish Revenue Commissioner.  In addition, all of the net operating losses and research and development credit carry-forwards that may be used in future years are still subject to adjustment.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have unrecognized tax benefits as of December 31, 2011 and does not expect this to change significantly over the next twelve months.  The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2011, the Company has not accrued interest or penalties related to uncertain tax positions.

9.	Compensation and Other Benefit Plans

The Company grants qualified and non-qualified stock options, restricted stock units (“RSUs”), common stock and other stock-based awards under various plans to directors, officers, employees and other individuals. Stock options are granted at exercise prices of not less than the fair market value of the Company’s common stock on the date of grant. Generally, stock options granted to employees fully vest four years from the grant date and expire ten years from the date of the grant or three months from the date of termination of employment (longer in case of death or certain retirements). However, certain options granted to employees vest monthly or immediately, certain options granted to directors vest monthly over one year or three years and certain options may fully vest upon a change of control of the Company or may accelerate based on performance-driven measures. Additionally, the Company has an Amended and Restated Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase Company shares at a purchase price equal to 95% of the closing price on the exercise date.

Employee Stock Purchase Plan

In 1998, the Company’s stockholders approved the original ESPP which provides employees of the Company the opportunity to purchase shares of common stock through payroll deductions. Up to 233,333 shares of common stock are authorized for issuance under the ESPP. An employee may elect to have payroll deductions made under the ESPP for the purchase of shares in an amount not to exceed 15% of the employee’s compensation.

Effective January 1, 2005, the plan was amended to reduce future offering periods to three months and to change the purchase price per share to 95% of the closing price of XOMA shares on the exercise date.

In 2011, 2010, and 2009, employees purchased 30,044, 5,903 and 14,735 shares of common stock, respectively, under the ESPP. Net payroll deductions under the ESPP totaled $0.1 million, $41,000 and $0.1 million for 2011, 2010 and 2009, respectively.

Deferred Savings Plan

Under section 401(k) of the Internal Revenue Code of 1986, the Board of Directors adopted, effective June 1, 1987, a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 50% of their eligible compensation per payroll period, up to a maximum for 2011 of $16,500 (or $22,000 for employees over 50 years of age). The Company may, at its sole discretion, make contributions each plan year, in cash or in shares of the Company’s common stock, in amounts which match up to 50% of the salary deferred by the participants. The expense related to these contributions was $1.1 million, $1.0 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, and 100% was paid in common stock in each year.

Stock Option Plans

Historically, option grants intended as long-term incentive compensation have been made pursuant to the Company’s 1981 Share Option Plan (the “Option Plan”) and Restricted Share Plan (the “Restricted Plan”).  In May of 2010, the Compensation Committee and the full Board adopted, and in July of 2010 the Company’s stockholders approved, a new equity-based compensation plan, the 2010 Long Term Incentive and Share Award Plan, which has since been amended and restated as the Amended and Restated 2010 Long Term Incentive and Stock Award Plan (the “Long Term Incentive Plan”).  The Long Term Incentive Plan is intended to consolidate the Company’s long-term incentive compensation under a single plan, by replacing the Option Plan, the Restricted Plan and the 1992 Directors Share Option Plan (the “Directors Plan”) going forward, and to provide a more current set of terms pursuant to which to provide this type of compensation.

The Long Term Incentive Plan grants stock options, restricted stock units, and other stock-based awards to eligible employees, consultants and directors. No further grants or awards will be made under the Option Plan, the Restricted Share Plan or the Directors Plan. Shares underlying options previously issued under the Option Plan, the Restricted Share Plan or the Directors Plan that are currently outstanding will, upon forfeiture, cancellation, surrender or other termination, become available under the Long Term Incentive Plan. Stock-based awards granted under the Long Term Incentive Plan may be exercised when vested and generally expire ten years from the date of the grant or three to six months from the date of termination of employment (longer in case of death or certain retirements). Vesting periods vary based on awards granted, however, certain stock-based awards may vest immediately or may accelerate based on performance-driven measures.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Up to 8,679,998 shares are authorized for issuance under the stock option plans. As of December 31, 2011, options covering 6,156,415 shares of common stock were outstanding under the stock option plans.

Stock Options

In October 2011, the Board of Directors of the Company approved a grant under the Long Term Incentive Plan for an aggregate of 1,097,926 stock options to certain employees of the Company. These stock options include immediate vesting in an amount equal to each employee's percentage of outstanding options that are exercisable immediately prior to this grant. The remaining portion will vest monthly over two years.

On August 31, 2011, the Company announced that Steven B. Engle resigned as Chairman of the Board, Chief Executive Officer and President of the Company. In the third quarter of 2011, the Company incurred a stock-based compensation charge of approximately $0.7 million, due to a modification to Mr. Engle’s stock options as a result of his resignation.

In December of 2010, the Board of Directors of the Company approved a company-wide grant of stock options under the Long Term Incentive Plan and, in the first quarter of 2011, the options for 1,430,840 shares became effective. 1,040,220 of these options were granted subject to stockholder approval of an increase in the number of shares available under the Long Term Incentive Plan. On May 26, 2011, stockholder approval was obtained at the Company’s annual general meeting of shareholders. A portion of the 2011 annual options granted include immediate vesting terms with the remainder of the options vesting monthly over two years for employees and one year for directors.

In March of 2010, the Board of Directors of the Company approved a company-wide grant of an aggregate of 865,806 stock options. This grant included 856,006 options that were issued as part of the Company’s annual incentive compensation review, of which 596,666 options were granted subject to stockholder approval of an increase in the number of shares available under the Company’s existing stock option plans.  On July 21, 2010 stockholder approval was obtained at the Company’s annual general meeting of shareholders. The options granted as part of this annual incentive compensation review will vest monthly over four years.

In February of 2009, the Board of Directors approved a company-wide grant of 315,333 stock options, of which 304,533 were issued as part of the Company’s annual incentive compensation package. These options vest monthly over four years and include an acceleration clause based on meeting certain performance measures. In 2009 and 2010, management estimated the timing and probability of the achievement of the acceleration event, which occurred in December of 2010. The Company recognized compensation expense of $0.2 million and $0.1 million for the years ended December 31, 2010 and 2009, respectively, in connection with the accelerated awards.

Stock Option Plans Summary

A summary of the status of the Company’s stock option plans as of December 31, 2011, 2010 and 2009, and changes during the years ended on those dates is presented below:

	2011		2010		2009
Options:	Shares	Price*	Shares	Price*	Shares	Price*
Outstanding at beginning of year	2,331,450	$25.36	1,520,102	$38.40	1,320,679	$48.60

Granted	2,920,166	2.81	978,264	7.07	432,400	9.00
Exercised	-	-	(19)	8.40	(2,056)	8.40
Forfeited, expired or cancelled	(198,181)	35.56	(166,897)	37.26	(230,921)	41.40

Outstanding at end of year	5,053,435	12.55	2,331,450	25.36	1,520,102	38.40

Exercisable at end of year	3,366,807	$16.33	1,259,272	$36.51	823,096	$49.05

*	Weighted-average exercise price

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011, there were 4,950,008 stock options vested and expected to vest with a weighted-average exercise price of $12.72. The weighted average remaining contractual term of outstanding stock options at December 31, 2011 was 6.9 years and there was no aggregate intrinsic value. The weighted average remaining contractual term of exercisable stock options at December 31, 2011 was 6.5 years and there was no intrinsic value.

Restricted Stock Units (“RSUs”)

In October 2011, the Board of Directors of the Company approved a company-wide grant under the Long Term Incentive Plan for an aggregate of 1,177,082 RSUs. The RSUs vest annually over three years in equal increments. RSUs held by employees who qualify for retirement age (defined as employees that are a minimum of 55 years of  age and the sum of their age plus years of full-time employment with the Company exceeds 70 years) vest immediately.

Unvested RSU activity for the year ended December 31, 2011 is summarized below:

		Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value
Unvested balance at December 31, 2010	-	$-
Granted	1,177,082	1.69
Vested	(272,439)	1.69
Forfeited	(769)	1.69
Unvested balance at December 31, 2011	903,874	$1.69

The total grant-date fair value of RSUs that vested during the year ended December 31, 2011 was $0.5 million.

Stock-based Compensation Expense

The Company recognizes compensation expense for all stock-based payment awards made to the Company’s employees, consultants and directors based on estimated fair values. The valuation of stock option awards is determined at the date of grant using the Black-Scholes option pricing model. This model requires inputs such as the expected term of the option, expected volatility and risk-free interest rate. To establish an estimate of expected term, the Company considers the vesting period and contractual period of the award and its historical experience of stock option exercises, post-vesting cancellations and volatility. The estimate of expected volatility is based on the Company’s historical volatility. The risk-free rate is based on the yield available on United States Treasury zero-coupon issues. To establish an estimate of forfeiture rate, the Company considers its historical experience of option forfeitures and terminations.

The fair value of stock option awards was estimated using the Black-Scholes model with the following weighted average assumptions for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Dividend yield	0%	0%	0%
Expected volatility	88%	79%	75%
Risk-free interest rate	1.48%	1.67%	2.00%
Expected term	5.4 years	5.3 years	5.6 years

The valuation of RSUs is determined at the date of grant using the closing stock price. The forfeiture rate impacts the amount of aggregate compensation for both stock options and RSUs. To establish an estimate of forfeiture rate, the Company considers its historical experience of option forfeitures and terminations.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows total stock-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Research and development	$3,672	$2,302	$2,182
Selling, general and administrative	4,087	2,611	2,213
Total stock-based compensation expense	$7,759	$4,913	$4,395

There was no capitalized stock-based compensation cost as of December 31, 2011 or 2010, and there were no recognized tax benefits related to the Company’s stock-based compensation expense during the years ended December 31, 2011 or 2010.

10.	Capital Stock

Series B Preference Shares

In December 2003, the Company issued 2,959 Series B preference shares to Genentech, Inc. in repayment of $29.6 million of the outstanding balance under a convertible subordinated debt agreement. Pursuant to the rights of the Series B preference shares, the holder of Series B preference shares was not entitled to receive any dividends on the Series B preference shares. The Series B preference shares ranked senior with respect to rights on liquidation, winding-up and dissolution of the Company to all classes of common stock. Upon any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holder of Series B preference shares would have been entitled to receive $10,000 per Series B preference share (or $29.6 million in the aggregate) before any distribution was made on the common stock. The holder of the Series B preference shares had no voting rights, except as required under Bermuda law.

The holder of Series B preference shares had the right to convert Series B preference shares into shares of common stock at a conversion price equal to $116.25 per share, subject to adjustment in certain circumstances.

In April of 2011, the 2,959 Series B convertible preference shares were converted by Genentech into 254,560 shares of common stock. The $29.6 million liquidation preference associated with the Series B preference shares was eliminated as a result of this conversion.

Shareholder Rights Plan

On February 26, 2003, the Company’s Board of Directors unanimously adopted a Shareholder Rights Plan (“Rights Plan”), which was designed to extend the provisions of a similar rights plan originally adopted in October of 1993. Under the Rights Plan, Preferred Stock Purchase Rights (“Rights”) are authorized and granted at the rate of fifteen Rights for each outstanding share of common stock. Each Right entitles the registered holder of common stock to buy a fraction of a share of the new series of Preferred Stock (“Series A Preferred Stock”) at an exercise price of $30.00, subject to adjustment. The Rights will be exercisable and will detach from the common stock, only if a person or group acquires 20 percent or more of the common stock, announces a tender or exchange offer that if consummated will result in a person or group beneficially owning 20 percent or more of the common stock or if the Board of Directors declares a person or group owning 10 percent or more of the outstanding common stock to be an Adverse Person (as defined in the Rights Plan). Once exercisable, each Right will entitle the holder (other than the acquiring person) to purchase units of Series A Preferred Stock (or, in certain circumstances, common stock of the acquiring person) with a value of twice the Rights’ exercise price. The Company will generally be entitled to redeem the Rights at $0.015 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on December 31, 2012.

Equity Line of Credit

On October 21, 2008, the Company entered into a common share purchase agreement (the “2008 Purchase Agreement”) with Azimuth Opportunity Ltd. (“Azimuth”), pursuant to which it obtained a committed equity line of credit facility (the “2008 Facility”) under which the Company could sell up to $60 million of its registered common stock to Azimuth over a 24-month period, subject to certain conditions and limitations. The 2008 Purchase Agreement required a minimum share price of $1.00 per share to allow the Company to issue shares to Azimuth under the 2008 Facility. However, at its election, Azimuth could buy shares below the threshold price at a negotiated discount. The Company was not obligated to utilize any of the $60 million 2008 Facility and remained free to enter other financing transactions. Shares under the 2008 Facility were sold pursuant to a prospectus which forms a part of a registration statement declared effective by the SEC on May 29, 2008. At the end of the third quarter of 2009, the 2008 Facility was no longer in effect, and no additional shares could be issued thereunder.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From the inception of the 2008 Facility in October of 2008 through December 31, 2009, the Company sold a total of 2,815,228 shares of its common stock to Azimuth for aggregate gross proceeds of $33.9 million. This included the sale of 0.3 million shares under the 2008 Facility in December of 2008 and 2.3 million shares in two transactions in September of 2009 that Azimuth agreed to purchase notwithstanding that the purchase prices were below the minimum price of $1.00 required by the 2008 Purchase Agreement. Under the terms of the 2008 Purchase Agreement, the Company negotiated a discount rate (excluding placement agent fees) of 8.86% for the sale in December of 2008 and 8.0% for the sales in September of 2009. Prior to the successful conclusion of negotiations, Azimuth was not obligated to purchase these shares. Offering expenses incurred from inception of the 2008 Facility through December 31, 2009 related to sales to Azimuth were $0.7 million.

In July of 2010, the Company entered into a common share purchase agreement (the “2010 Purchase Agreement”) with Azimuth, pursuant to which the Company obtained a committed equity line of credit facility (the “2010 Facility”) under which the Company could sell up to $30 million of its registered common stock to Azimuth over a 12-month period, subject to certain conditions and limitations. The 2010 Purchase Agreement provided that the Company could determine, in its sole discretion, the timing, dollar amount and floor price per share of each draw down under the 2010 Facility, subject to certain conditions and limitations and that the number and price of shares sold in each draw down were generally to be determined by a contractual formula designed to approximate fair market value, less a discount.  The 2010 Purchase Agreement also provided that from time to time and in the Company’s sole discretion, it could grant Azimuth the right to exercise one or more options to purchase additional shares during each draw down pricing period for the amount of shares based upon the maximum option dollar amount and the option threshold price specified by the Company.  The Company also agreed to issue 111,111 shares of common stock to Azimuth upon execution of the agreement relating to the 2010 Facility, in consideration of Azimuth’s execution and delivery of that agreement.  Shares under the 2010 Facility and the shares the Company agreed to issue to Azimuth upon execution of the agreement relating to the 2010 Facility were sold pursuant to a prospectus which forms a part of a registration statement declared effective by the SEC on May 29, 2008.  In August of 2010, the Company sold a total of 3,421,407 shares of common stock under the 2010 Facility for aggregate gross proceeds of $14.2 million, representing the maximum number of shares that could be sold under the 2010 Facility.  As a result, the 2010 Facility is no longer in effect, and no additional shares can be issued thereunder.

Registered Direct Offerings

In May of 2009, the Company entered into a definitive agreement with an institutional investor to sell 784,313 units, with each unit consisting of one share of the Company’s common stock and a warrant to purchase 0.50 of a share of common stock, for gross proceeds of approximately $10.0 million, before deducting placement agent fees and estimated offering expenses of $0.8 million, in a registered direct offering. The investor purchased the units at a price of $12.75 per unit. The warrants, which represent the right to acquire an aggregate of up to 392,157shares of common stock, were exercisable at any time on or after May 15, 2009 and prior to May 20, 2014 at an exercise price of $15.30 per share. In February of 2010, the holders of these warrants agreed to amend the terms of their warrants to remove the Eliminated Adjustment Provisions and the exercise price of these warrants was reduced from $15.30 per share to $0.015 per share. In the first quarter of 2010, the holders of these warrants exercised all warrants, acquiring 392,157 shares of common stock for an aggregate exercise price of $5,882.

In June of 2009, the Company entered into a definitive agreement with certain institutional investors to sell 695,652 units, with each unit consisting of one share of the Company’s common stock and a warrant to purchase 0.50 of a share of common stock, for gross proceeds of approximately $12.0 million, before deducting placement agent fees and estimated offering expenses of $0.8 million, in a second registered direct offering. The investor purchased the units at a price of $17.25 per unit. The warrants, which represent the right to acquire an aggregate of up to 347,826 shares of common stock, are exercisable at any time on or prior to December 10, 2014 at an exercise price of $19.50 per share. As of December 31, 2011 all of these warrants were outstanding.

ATM Agreements

In the third quarter of 2009, the Company entered into an At  Market Issuance Sales Agreement (the “2009 ATM Agreement”), under which the Company could sell up to 1.7 million shares of its common stock from time to time through Wm Smith & Co. (“Wm Smith”), as the agent for the offer and sale of the shares. Wm Smith could sell these shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, including but not limited to sales made directly on The NASDAQ Global Market, on any other existing trading market for the Company’s common stock or to or through a market maker. Wm Smith could also sell the shares in privately negotiated transactions, subject to the Company’s approval. The Company paid Wm Smith a commission equal to 3% of the gross proceeds of all shares sold through it as sales agent under the 2009 ATM Agreement but in no event less than $0.02 per share. Shares sold under the 2009 ATM Agreement were sold pursuant to a prospectus which formed a part of a registration statement declared effective by the Securities and Exchange Commission (the “SEC”) on May 29, 2008.  From the inception of the 2009 ATM Agreement through October of 2010, the Company sold a total of 1.7 million shares of common stock through Wm Smith for aggregate gross proceeds of $12.2 million, including 1.4 million shares sold in 2010 for aggregate gross proceeds of $9.3 million. Total offering expenses related to these sales from inception to October of 2010 were $0.4 million.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the third quarter of 2010, the Company entered into an At Market Issuance Sales Agreement (the “2010 ATM Agreement”), with Wm Smith and McNicoll, Lewis & Vlak LLC (the “Agents”), under which the Company could sell shares of its common stock from time to time through the Agents, as the agents for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under the Company’s registration statement on Form S-3 (File No. 333-148342) filed with the SEC on December 26, 2007 and declared effective by the SEC on May 29, 2008. The Agents could sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the Company’s common stock or to or through a market maker. The Agents could also sell the shares in privately negotiated transactions, subject to the Company’s prior approval. From the inception of the 2010 ATM Agreement through May of 2011, the Company sold a total of 7,560,862 shares of its common stock under this agreement for aggregate gross proceeds of $34.0 million, including 821,386 shares sold in 2011 for aggregate gross proceeds of $4.4 million. Total offering expenses incurred related to sales under the 2010 ATM Agreement from inception to May of 2011 were $1.0 million, including $0.1 million incurred in 2011. In May of 2011, 2010 ATM Agreement expired by its terms, and there will be no further issuances under this facility.

On February 4, 2011, the Company entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”), with McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”), under which it may sell shares of its common stock from time to time through the MLV, as the agent for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under the Company’s registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011 and amended on March 10, 2011, June 3, 2011 and January 3, 2012, which was most recently declared effective by the SEC on January 17, 2012. MLV may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the Company’s common stock or to or through a market maker. MLV may also sell the shares in privately negotiated transactions, subject to the Company’s prior approval. From the inception of the 2011 ATM Agreement through December 31, 2011, the Company sold a total of 5,286,952 shares of common stock under this agreement for aggregate gross proceeds of $11.3 million.  Total offering expenses incurred related to sales under the 2011 ATM Agreement from inception to December 31, 2011, were $0.3 million.  Subsequent to December 31, 2011, through March 12, 2012, 2,285,375 additional shares of common stock were sold through MLV for aggregate gross proceeds of $3.3 million.  Total offering expenses related to these sales were approximately $0.1 million.

Underwritten Offering

In February of 2010, the Company completed an underwritten offering of 2.8 million units, with each unit consisting of one share of the Company’s common stock and a warrant to purchase 0.45 of a share of common stock, for gross proceeds of approximately $21 million. As of December 31, 2011 all of these warrants were outstanding.

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

In addition, the Company has committed to make potential future “milestone” payments to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $96 million (assuming one product per contract meets all milestones events) have not been recorded on the consolidated balance sheet. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

As of December 31, 2011, the Company leased administrative, research facilities, and office equipment under operating leases expiring on various dates through May 2014. These leases generally require the Company to pay taxes, insurance, maintenance and minimum lease payments.

The Company estimates future minimum lease commitments to be (in thousands):

Operating Leases
2012	8,190
2013	3,522
2014	872
Minimum lease payments	$12,584

Total rental expense, including other costs required under the Company’s leases, was approximately $5.1 million, $5.1 million and $5.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Rental expense based on leases allowing for escalated rent payments are recognized on a straight-line basis. The Company is required to restore certain of its leased property to certain conditions in place at the time of lease. The Company believes these costs will not be material to its operations.

As a result of the restructuring in the second quarter of 2009, the Company vacated one of its leased buildings. Effective December 2010, the Company entered into a sublease agreement for this building through May of 2014. For the year ended December 31, 2011, the Company recognized $0.1 million in sublease income under this agreement. The Company will receive future sublease income of $0.3 million under this agreement.

Legal Proceedings

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, the Company and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of filed cases to seventy seven.  The cases have been consolidated as a coordinated proceeding.  All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs' treatment with RAPTIVA®.  On January 31, 2011, the parties selected ten bellwether cases to prepare for trial.  On July 15, 2011, the Court dismissed with prejudice one of the bellwether cases, White v. Genentech, Inc., et al, Case No. RG-09-484026.  On September 8, 2011, the Court granted defendants’ Motions for Summary Judgment in two bellwether cases, Guerrero (Case No. RG-10-518396) and Harwell (Case No. RG-09-464039), and dismissed both cases. On September 19, 2011, the Court sustained defendants’ Demurrer to another case (Young, Case No. RG-11-569879) and dismissed the complaint.  On October 19, 2011, the Court granted defendants’ Motion for Summary Judgment in another bellwether case, Krawiec v. Genentech, Inc., et al., Case No. RG10-524963, and dismissed the case.  On December 15, 2011, the Court granted defendants’ Motions for Summary Judgment and dismissed these three bellwether cases:  Davidson (Case No. RG10-538635);  Hilditch (Case No. RG10-538642); and Ortiz (Case No. RG09-484075).  The first trial of a bellwether case (Johnson, Case No. RG10-494957) has been set for June 4, 2012.  The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to these matters. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

On August 4, 2010, a petition was filed in the District Court of Dallas County, Texas in a case captioned McCall v. Genentech, Inc., et al., No. 10-09544.  The defendants filed a Notice of Removal to the United States District Court for the Northern District of Texas on September 3, 2010.  The removed case is captioned McCall v. Genentech, Inc., et al., No. 3:10-cv-01747-B.  The petition asserts personal injury claims against Genentech, the Company, and others arising out of the plaintiff’s treatment with RAPTIVA®.  The petition alleges claims based on negligence, strict liability, misrepresentation and suppression, conspiracy, and actual and constructive fraud.  The petition seeks compensatory damages and punitive damages in an unspecified amount.  On June 6, 2011, the Court dismissed plaintiff’s claims of negligent misrepresentation, fraud, and conspiracy.  The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to this matter. The Company believes the claims against it to be without merit and intends to defend against them vigorously.  The Court has issued a scheduling order setting the case for trial between July 9 and August 9, 2012.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 7, 2011, a complaint was filed in the United States District Court for the Northern District of Texas in a case captioned Massa v. Genentech, Inc., et al., No. 4:11CV70.  On January 11, 2011, a complaint was filed in the United States District Court for the District of Massachusetts in a case captioned Sylvia, et al. v. Genentech, Inc., et al., No. 1:11-cv-10054-MLW.  On June 13, 2011, a complaint was filed in the Supreme Court for the State of New York, Onondaga County.  Defendants removed the case to the United States District Court for the Northern District of New York on November 3, 2011.  These three complaints allege the same claims against Genentech, the Company and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above. The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to these matters. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

On April 8, 2011, four complaints were filed in the United States District Court for the Eastern District of Michigan.  The cases are captioned:  Muniz v. Genentech, et al., 5:11-cv-11489-JCO-RSW; Tifenthal v. Genentech, et al., 2:11-cv-11488-DPH-LJM; Blair v. Genentech, et al., 2:11-cv-11463-SFC-MJH; and Marsh v. Genentech, et al., 2:11-cv-11462-RHC-MKM.  The complaints allege the same claims against Genentech, the Company and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above.  All four cases were transferred to the United States District Court for the Western District of Michigan.  On October 26, 2011, the Court granted the Motions to Dismiss filed by Genentech and the Company in all four actions.  On October 31, 2011, Plaintiffs filed a Notice of Appeal in each case in the United States Court of Appeal for the Sixth Circuit.  The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to this matter. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

12.	Concentration of Risk, Segment and Geographic Information

Concentration of Risk

Cash equivalents and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents such as money market funds. The Company has not encountered such issues during 2011.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the year ended December 31, 2011, two customers represented 61% and 32% of total revenue and as of December 31, 2011, these two customers representing 57% and 43% of the accounts receivable balance.

For the year ended December 31, 2010, three customers represented 64%, 13%, and 11% of total revenue and as of December 31, 2010, there were billed receivables of $19.7 million outstanding from two customers representing 72% and 23% of the accounts receivable balance. For the year ended December 31, 2009, two customers represented 36% and 29% of total revenue.

Segment Information

The Company has determined that it operates in one segment as it only reports operating results on an aggregate basis to the chief operating decision maker of the Company. The Company’s property and equipment is held primarily in the United States.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Geographic Information

Revenue attributed to the following geographic regions for each of the three years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
United States	$20,447	$25,306	$47,656
Europe	35,718	4,728	613
Asia Pacific	2,031	3,607	50,161
Total	$58,196	$33,641	$98,430

13.	Subsequent Events

2012 Restructuring

In January 2012, the Company implemented a restructuring designed to sharpen its focus on value-creating opportunities led by gevokizumab and its unique antibody discovery and development capabilities. The restructuring plan includes a reduction of XOMA’s personnel by 84 positions, or 34%, of which approximately 50 were eliminated immediately and the remainder will be eliminated by April 6, 2012. The Company anticipates taking one-time charges for restructuring and related severance costs totaling approximately $6.0 million during 2012. These staff reductions result primarily from the Company’s decisions to utilize a contract manufacturing organization for Phase 3 and commercial antibody production and to eliminate internal research functions that are non-differentiating or that can be obtained cost-effectively by contract service providers.

Acquisition of U.S. Rights to Perindopril Franchise

On January 17, 2012, the Company announced that it had acquired U.S. rights to the perindopril franchise from Servier. The agreement includes ACEON® (perindopril erbumine), a currently marketed angiotensin converting enzyme (“ACE”) inhibitor, and a portfolio of three fixed-dose combination product candidates where perindopril is combined with another active ingredient(s), such as a calcium channel blocker. The Company assumed commercialization activities for ACEON® in January 2012 following the transfer from Servier’s previous licensee.  In late February 2012, the Company initiated enrollment in a Phase 3 trial for perindopril arginine and amlodipine besylate, the first fixed-dose combination product candidate. The trial, named PATH (Perindopril Amlodipine for the Treatment of Hypertension), is expected to enroll approximately 816 patients with hypertension to determine the safety and efficacy of the fixed dose combination versus either perindopril or amlodipine alone. Based on regulatory interaction to date, if positive, this trial is expected to be the only additional efficacy trial needed to complement the existing clinical data in support of the submission of an application to the FDA seeking approval for this product candidate. Partial funding for the PATH trial will be provided by Servier; the balance of study expenses, consisting primarily of costs generated by the Company’s contract research organization, are expected to be paid over time from the profits generated by our ACEON® sales.

Underwritten Offering and Amendment to Shareholder Rights Plan

On March 9, 2012, the Company completed an underwritten public offering of 29,669,154 shares of its common stock, and accompanying warrants to purchase one half of a share of common stock for each share purchased, at a public offering price of $1.32 per share. Total gross proceeds from the offering were approximately $39.2 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $3.0 million. The warrants, which represent the right to acquire an aggregate of up to 14,834,577 shares of common stock, are immediately exercisable and have a five-year term and an exercise price of $1.76 per share.

The Company has amended its shareholder rights agreement to provide that it will not apply to any person or entity who becomes the beneficial owner of 20% or more but less than 40% of its outstanding common stock with the prior approval of its board of directors, and its board has approved purchasers in the recent public offering becoming beneficial owners of 20% or more but less than 40% of its outstanding common stock as a result of their participation in the offering.  As a result, such ownership by any such purchaser will not trigger the provisions of the rights agreement that would give each holder of the rights the right to receive upon exercise that number of common share equivalents having a market value of two times the exercise price.  The board's approval in this regard only applies to purchasers in such offering.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010:

	Consolidated Statements of Operations
	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2011
Total revenues (1)	$15,595	$16,525	$16,229	$9,847
Total operating costs and expenses	22,716	24,394	23,147	21,894
Other income (expense), net	801	(261)	375	312
Net loss	(6,335)	(8,130)	(6,543)	(11,735)
Basic and diluted net loss per share of common stock	$(0.22)	$(0.27)	$(0.20)	$(0.34)

2010
Total revenues (1)	$7,202	$5,942	$10,897	$9,601
Total operating costs and expenses	23,140	24,372	27,542	25,691
Other (expense) income, net (2)	(5,847)	2,866	3,013	(1,657)
Net loss	(21,785)	(15,580)	(13,633)	(17,758)
Basic and diluted net loss per share of common stock	$(1.36)	$(0.93)	$(0.69)	$(0.84)

(1)
Revenue in the first three quarters of 2011 includes the recognition of $14.9 million of the non-recurring license fee received as consideration for the collaboration with Servier entered into in December 2010. Revenue in the third quarter of 2010 includes a non-recurring fee of $4.0 million related to the sale of the Company’s CIMZIA® royalty interest to an undisclosed buyer.

(2)
Other expense of $5.8 million and $1.7 million in the first and fourth quarters of 2010, respectively, and other income of $2.9 million and $3.0 million in the second and third quarters of 2010, respectively primarily relates to a loss on the revaluation of the warrant liabilities.

Exhibit Number	Index to Exhibits

3.1	Certificate of Incorporation of XOMA Corporation (Exhibit 3.1)1

3.2	By-laws of XOMA Corporation (Exhibit 3.2)1

4.1	Form of Stock Certificate (Exhibit 4.1)1

4.2	Shareholder Rights Agreement dated as of February 26, 2003 by and between XOMA Ltd. and Mellon Investor Services LLC as Rights Agent (Exhibit 4.1)2

4.2A	Amendment to Shareholder Rights Agreement dated December 21, 2010 between XOMA Ltd. and Wells Fargo Bank, N.A. as Rights Agent (Exhibit 4.1A)3

4.2B	Amendment No. 2 to Shareholder Rights Agreement dated December 31, 2011 between XOMA Corporation and Wells Fargo Bank, N.A. as Rights Agent (Exhibit 4.2)1

4.2C	Amendment No. 3 to Shareholder Rights Agreement dated March 5, 2012 between XOMA Corporation and Wells Fargo Bank, N.A. as Rights Agent (Exhibit 4.2)44

4.3	Form of Certificate of Designations of Series A Preferred Stock (Annex A to Exhibit 3.1)1

4.4	Resolution Regarding Preferences and Rights of Series B Preference Shares (Exhibit B to Exhibit 3)4

4.5	Indenture between XOMA Ltd. and Wells Fargo Bank, National Association, as trustee, relating to the Company’s 6.50% Convertible SNAPs SM due February 1, 2012 (Exhibit 2)5

4.6	Form of Warrant (May 2009 Warrants) (Exhibit 10.2)6

4.6A	Form of Amended and Restated Warrant (May 2009 Warrants) (Exhibit 10.5)7

4.7	Form of Warrant (June 2009 Warrants) (Exhibit 10.2)8

4.7A	Form of Amended and Restated Warrant (June 2009 Warrants) (Exhibit 10.6)7

4.8	Form of Warrant (February 2010 Warrants) (Exhibit 10.2)7

4.9	Form of Warrant (December 2011 Warrants)*

4.10	Form of Warrant (March 2012 Warrants) (Exhibit 4.1)44

10.1	1981 Share Option Plan as amended and restated (Exhibit 10.1)9

10.1A	Form of Share Option Agreement for 1981 Share Option Plan (Exhibit 10.1A) 10

10.2	Restricted Share Plan as amended and restated (Exhibit 10.2)9

10.2A	Form of Share Option Agreement for Restricted Share Plan (Exhibit 10.2A)10

10.3	2007 CEO Share Option Plan (Exhibit 10.7)11

10.4	1992 Directors Share Option Plan as amended and restated (Exhibit 10.3)9

10.4A	Form of Share Option Agreement for 1992 Directors Share Option Plan (initial grants) (Exhibit 10.3A)10

10.4B	Form of Share Option Agreement for 1992 Directors Share Option Plan (subsequent grants) (Exhibit 10.3B)10

10.5	2002 Director Share Option Plan (Exhibit 10.10)12

10.6	Amended and Restated 2010 Long Term Incentive and Stock Award Plan (Exhibit 10.1) 13

10.6A	Form of Stock Option Agreement for Amended and Restated 2010 Long Term Incentive and Stock Award Plan*

10.6B	Form of Restricted Stock Unit Agreement for Amended and Restated 2010 Long Term Incentive and Stock Award Plan*

10.7	Management Incentive Compensation Plan as amended and restated (Exhibit 10.3)14

10.7A	CEO Incentive Compensation Plan (Exhibit 10.4A)10

10.7B	Amendment No. 1 to CEO Incentive Compensation Plan*

10.7C	Bonus Compensation Plan (Exhibit 10.4B)10

10.8	Amended and Restated 1998 Employee Stock Purchase Plan (Exhibit 10.2)13

10.9	Form of Amended and Restated Indemnification Agreement for Officers (Exhibit 10.6) 15

10.9A	Form of Amended and Restated Indemnification Agreement for Employee Directors (Exhibit 10.7)15

10.9B	Form of Amended and Restated Indemnification Agreement for Non-employee Directors (Exhibit 10.8)15

10.10	Amended and Restated Employment Agreement entered into between XOMA (US) LLC and Steven B. Engle, dated as of December 30, 2008 (Exhibit 10.7)16

10.10A	Amended and Restated Employment Agreement entered into between XOMA (US) LLC and Patrick J. Scannon, dated as of December 30, 2008 (Exhibit 10.7A)16

10.10B	Employment Agreement entered into between XOMA (US) LLC and Fred Kurland, dated as of December 29, 2008 (Exhibit 10.7B)16

10.10C	Amended and Restated Employment Agreement entered into between XOMA (US) LLC and Christopher J. Margolin, dated as of December 30, 2008 (Exhibit 10.7C)16

10.10D	Amended and Restated Employment Agreement entered into between XOMA (US) LLC and Charles C. Wells, dated as of December 30, 2008 (Exhibit 10.7D)16

10.10E	Employment Agreement effective as of May 31, 2011 between XOMA (US) LLC and Paul Rubin (Exhibit 10.1)17

10.10F	Employment Agreement effective as of August 31, 2011 between XOMA (US) LLC and John Varian (Exhibit 10.2)18

10.10G	Employment Agreement effective as of January 4, 2012 between XOMA (US) LLC and John Varian*

10.11	Consulting Agreement effective as of August 3, 2007 between XOMA (US) LLC and John L. Castello (Exhibit 10.8)11

10.11A	Consulting Agreement effective as of August 31, 2011 between XOMA (US) LLC and Steven B. Engle (Exhibit 10.1)18

10.12	Form of Change of Control Severance Agreement entered into between XOMA Ltd. and certain of its executives, with reference schedule (Exhibit 10.12)3

10.12A	Change of Control Agreement entered into between XOMA Ltd. and John Varian, dated January 4, 2012*

10.13	Lease of premises at 890 Heinz Street, Berkeley, California dated as of July 22, 1987 (Exhibit 10.12)19

10.14	Lease of premises at Building E at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of April 21, 1988 (Exhibit 10.13)19

10.15	Lease of premises at Building C at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of August 26, 1987 (Exhibit 10.14)19

10.16	Letter of Agreement regarding CPI adjustment dates for leases of premises at Buildings C, E and F at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 (Exhibit 10.15)19

10.17	Lease of premises at 2910 Seventh Street, Berkeley, California dated March 25, 1992 (Exhibit 10.16)19

10.17A	Fifth amendment to lease of premises at 2910 Seventh Street, Berkeley, California dated June 1, 2006 (Exhibit 10.58)20

10.18	Lease of premises at 5860 and 5864 Hollis Street, Emeryville, California dated as of November 2, 2001 (with addendum) (Exhibit 10.19)21

10.19	Lease of premises at 2850 Seventh Street, Second Floor, Berkeley, California dated as of December 28, 2001 (with addendum and guaranty) (Exhibit 10.20)21

10.20
Second Amended and Restated Collaboration Agreement dated January 12, 2005, by and between XOMA (US) LLC and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)22

10.20A
Agreement related to LUCENTIS® License Agreement and RAPTIVA® Collaboration Agreement dated September 9, 2009, by and between XOMA (Bermuda) Ltd., XOMA (US) LLC and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.18A)23

10.21
License Agreement by and between XOMA Ireland Limited and MorphoSys AG, dated as of February 1, 2002 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.43)24

10.22
Amended and Restated License Agreement by and between XOMA Ireland Limited and DYAX Corp., dated as of October 27, 2006 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.32)15

10.23
License Agreement by and between XOMA Ireland Limited and Cambridge Antibody Technology Limited, dated as of December 22, 2002 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.46)2

10.24
License Agreement, dated as of December 29, 2003, by and between Diversa Corporation and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)25

10.24A
GSSM License Agreement, effective as of May 2, 2008, by and between Verenium Corporation and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.25A)3

10.25
Secured Note Agreement, dated as of May 26, 2005, by and between Chiron Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.3)26

10.25A
Amended and Restated Research, Development and Commercialization Agreement, executed November 7, 2008, by and between Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation) and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)(Exhibit 10.24c)27

10.25B
Amendment No. 1 to Amended and Restated Research, Development and Commercialization Agreement, effective as of April 30, 2010, by and between Novartis Vaccines and Diagnostics, Inc. and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)*

10.25C
Manufacturing and Technology Transfer Agreement, executed December 16, 2008, by and between Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation) and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)(Exhibit 10.24D)27

10.26
Collaboration Agreement, dated as of September 23, 2004, by and between Aphton Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)28

10.27
Agreement dated March 8, 2005, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.53)22

10.27A	Agreement dated July 28, 2006, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases (Exhibit 10.60)20

10.27B
Agreement dated September 15, 2008, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.39)29

10.27C	Second Amendment to Agreement dated September 15, 2008, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases (Exhibit 10.24C)30

10.28
License Agreement, effective as of June 20, 2005, by and between Merck & Co., Inc. and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.4)26

10.29
Collaboration Agreement dated as of May 22, 2006, by and between Schering Corporation, acting through its Schering-Plough Research Institute division, and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.59)20

10.30
Collaboration Agreement, dated as of November 1, 2006, between  Takeda Pharmaceutical Company Limited and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.46)15

10.30A
First Amendment to Collaboration Agreement, effective as of February 28, 2007, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.48)31

10.30B
Second Amendment to Collaboration Agreement, effective as of February 9, 2009, among Takeda Pharmaceutical Company Limited and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)27

10.31
Amended & Restated Loan Agreement, dated as of May 9, 2008 between Goldman Sachs Specialty Lending Holdings, Inc., XOMA Ltd. and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.37)32

10.32
License Agreement, effective as of August 27, 2007, by and between Pfizer Inc. and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2)33

10.33	Common Stock Purchase Agreement, dated as of October 21, 2008, by and between XOMA Ltd. and Azimuth Opportunity Ltd. (Exhibit 10.1)34

10.33A	Common Stock Purchase Agreement, dated as of July 23, 2010, by and between XOMA Ltd. and Azimuth Opportunity Ltd. (Exhibit 10.1)35

10.34	Securities Purchase Agreement dated May 15, 2009, between XOMA Ltd. and the investors named therein (Exhibit 10.1)6

10.34A	Engagement Letter dated May 15, 2009 (Exhibit 10.3)6

10.34B	Securities Purchase Agreement dated June 5, 2009, between XOMA Ltd. and the investors named therein (Exhibit 10.1)8

10.34C	Engagement Letter dated June 4, 2009 (Exhibit 10.3)8

10.35
Discovery Collaboration Agreement dated September 9, 2009, by and between XOMA Development Corporation and Arana Therapeutics Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.35)36

10.36	At Market Issuance Sales Agreement dated July 14, 2009, between XOMA Ltd. and Wm Smith & Co. (Exhibit 10.36)23

10.36A	At Market Issuance Sales Agreement dated October 26, 2010, between XOMA Ltd. and Wm Smith & Co. and McNicoll, Lewis & Vlak LLC (Exhibit 10.1)37

10.36B	At Market Issuance Sales Agreement dated February 4, 2011, between XOMA Ltd. and McNicoll, Lewis & Vlak LLC (Exhibit 1.2)38

10.36C	Amendment to At Market Issuance Sales Agreement dated December 31, 2011, between XOMA Corporation and MLV & Co. LLC (Exhibit 1.2A)39

10.37
Discovery Collaboration Agreement dated October 29, 2009, by and between XOMA Development Corporation and The Chemo-Sero-Therapeutic Research Institute (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)40

10.38	Underwriting Agreement dated February 2, 2010 (Exhibit 10.1)7

10.39	Warrant Amendment Agreement dated February 2, 2010 (May 2009 Warrants) (Exhibit 10.3)7

10.39A	Form of Warrant Amendment Agreement dated February 2, 2010 (June 2009 Warrants) (Exhibit 10.4)7

10.40
Royalty Purchase Agreement, dated as of August 12, 2010, by and among XOMA CDRA LLC, XOMA (US) LLC, XOMA Ltd. and the buyer named therein (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.38)41

10.41
Collaboration and License Agreement dated as of December 30, 2010, by and between XOMA Ireland Limited, Les Laboratoires Servier and Institut de Recherches Servier (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.42)3

10.41A
Amended and Restated Collaboration and License Agreement dated as of February 14, 2012, by and between XOMA Ireland Limited, Les Laboratoires Servier and Institut de Recherches Servier (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)*

10.41B
Loan Agreement dated as of December 30, 2010, by and between XOMA Ireland Limited and Les Laboratoires Servier (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.42A)43

10.42	Foreign Exchange and Options Master Agreement (FEOMA) dated as of May 16, 2011, between Royal Bank of Canada and XOMA Ltd., with letter agreement dated May 17, 2011 (Exhibit 10.1)43

10.43
Loan Agreement dated as of December 30, 2011, among XOMA (US) LLC, as Borrower, XOMA Ltd., as Parent, each other loan party from time to time party thereto, General Electric Capital Corporation, as Agent, and each other lender from time to time party thereto (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)*

10.43A
Guaranty, Pledge and Security Agreement dated as of December 30, 2011, among XOMA (US) LLC, each other guarantor from time to time party thereto and General Electric Capital Corporation, as Agent (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)*

10.44
Amended and Restated License and Commercialization Agreement effective as of January 11, 2012, by and between Les Laboratoires Servier and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)*

10.44A
Amended and Restated Trademark License Agreement entered into as of January 11, 2012, between Biofarma and XOMA Ireland Limited (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)*

10.45
Master Services Agreement dated as of November 9, 2009, between Medpace, Inc. and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)*

10.45A
Amendment No. 1 to Master Services Agreement dated as of October 4, 2011, between Medpace, Inc. and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)*

21.1	Subsidiaries of the Company*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of John Varian, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Fred Kurland, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of John Varian, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Fred Kurland, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Press Release dated March 14, 2012 furnished herewith

101. INS	XBRL Instance Document

101. SCH	XBRL Schema Document

101. CAL	XBRL Caluculation Linkbase Document

101. DEF	XBRL Definition Linkbase Document

101. LAB	XBRL Label Linkbase Document

101. PRE	XBRL Presentation Linkbase Document

Footnotes:

*	Filed herewith
1	Incorporated by reference to the referenced appendix to the Company’s Current Report on Form 8-K filed January 3, 2012.
2	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
3	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
4	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Form 8-K/A filed April 18, 2003.
5	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed February 13, 2006.
6	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed May 19, 2009.
7	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed February 2, 2010.
8	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed June 10, 2009.
9	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-171429) filed December 27, 2010.
10	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
11	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed August 7, 2007.
12	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-151416) filed June 4, 2008.
13
Incorporated by reference to the referenced exhibit to the Company’s Post-Effective Amendment No. 1 to Registration Statements on Form S-8 (File Nos. 333-108306, 333-151416, 333-171429 and 333-174730) filed January 3, 2012.

14	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed November 6, 2007.
15	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
16	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 2 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 filed December 27, 2010.
17	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed June 16, 2011.
18	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed September 1, 2011.
19	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended.
20	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
21	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
22	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
23	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.
24	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Quarterly Report on Form 10Q/A for the quarterly period ended March 31, 2002 filed December 12, 2002.
25	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 2 on Form 8-K/A filed March 19, 2004.
26	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
27	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
28	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 on Form 8-K/A filed October 26, 2004.
29	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.
30	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.
31	Incorporated by reference to the referenced exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10Q/A for the quarterly period ended March 31, 2007 filed on March 5, 2010.
32	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Quarterly Report on Form 10Q/A for the quarterly period ended June 30, 2008 filed on March 5, 2010.
33	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed September 13, 2007.
34	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed October 22, 2008.
35	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed July 23, 2010.
36	Incorporated by reference to the referenced exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10Q/A for the quarterly period ended September 30, 2009 filed on March 5, 2010.
37	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed October 26, 2010.
38	Incorporated by reference to the referenced exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-172197) filed February 11, 2011.
39	Incorporated by reference to the referenced exhibit to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-172197) filed January 3, 2012.
40	Incorporated by reference to the referenced exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
41	Incorporated by reference to the referenced exhibit to Amendment No. 2 to the Company’s Quarterly Report on Form 10Q/A for the quarterly period ended September 30, 2010 filed on April 4, 2011.
42	Incorporated by reference to the referenced exhibit to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year period ended December 31, 2010 filed on May 26, 2011.
43	Incorporated by reference to the referenced exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.
44	Incorporated by reference to the referenced exhibit to the Company’s Current Report on Form 8-K filed March 7, 2012.