Form 10-Q
period 2012-03-31
XOMA Corp
filed 2012-05-08
CIK 791908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2012
Common Stock, $0.0075 par value	68,083,980

XOMA Corporation
FORM 10-Q

- i -

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

XOMA Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$74,887	$48,344
Trade and other receivables, net	10,164	12,332
Prepaid expenses and other current assets	3,674	2,019
Total current assets	88,725	62,695
Property and equipment, net	10,329	12,709
Other assets	2,268	2,632
Total assets	$101,322	$78,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,852	$2,128
Accrued and other liabilities	6,297	10,012
Deferred revenue	6,912	5,695
Interest bearing obligation – current	2,796	2,796
Total current liabilities	18,857	20,631
Deferred revenue – long-term	7,207	7,539
Interest bearing obligations – long-term	33,569	33,524
Contingent warrant liabilities	21,122	379
Other liabilities - long term	1,079	952
Total liabilities	81,834	63,025

Stockholders’ equity:
Preferred stock, $0.05 par value, 1,000,000 shares authorized	-	-
Common stock, $0.0075 par value, 92,666,666 shares authorized, 68,076,152 and 35,107,007 shares outstanding at March 31, 2012 and December 31, 2011, respectively	511	263
Additional paid-in capital	935,455	900,801
Accumulated deficit	(916,478)	(886,053)
Total stockholders’ equity	19,488	15,011
Total liabilities and stockholders’ equity	$101,322	$78,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

XOMA Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2012	2011
Revenues:
License and collaborative fees	$1,014	$5,827
Contract and other	8,851	9,768
Total revenues	9,865	15,595

Operating expenses:
Research and development	15,771	17,347
Selling, general and administrative	4,679	5,369
Restructuring	3,777	-
Total operating expenses	24,227	22,716

Loss from operations	(14,362)	(7,121)

Other income (expense):
Interest expense	(1,042)	(532)
Other expense	(664)	(1,057)
Revaluation of contingent warrant liabilities	(14,357)	2,390
Net loss before taxes	(30,425)	(6,320)

Provision for income tax expense	-	(15)

Net loss	$(30,425)	$(6,335)

Basic and diluted net loss per share of common stock	$(0.69)	$(0.22)

Shares used in computing basic and diluted net loss per share of common stock	44,353	29,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(30,425)	$(6,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,265	1,346
Common stock contribution to 401(k)	1,134	1,046
Stock-based compensation expense	674	1,772
Accrued interest on interest bearing obligations	394	231
Revaluation of contingent warrant liabilities	14,357	(2,390)
Restructuring charge related to long-lived assets	1,707	-
Amortization of discount and final payment fee on debt and debt issuance costs	467	298
Unrealized loss on foreign currency exchange	376	1,619
Unrealized loss on foreign exchange options	276	-
Other non-cash adjustments	(43)	10
Changes in assets and liabilities:
Trade and other receivables, net	2,168	10,631
Prepaid expenses and other assets	(1,651)	247
Accounts payable and accrued liabilities	(3,221)	(5,429)
Deferred revenue	884	(6,156)
Other liabilities	(37)	(90)
Net cash used in operating activities	(11,675)	(3,200)

Cash flows from investing activities:
Purchase of property and equipment	(548)	(888)
Net cash used in investing activities	(548)	(888)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	39,480	4,129
Proceeds from issuance of long-term debt	-	20,102
Principal payments of debt	(714)	-
Net cash provided by financing activities	38,766	24,231

Effect of exchange rate changes on cash	-	(573)
Net increase in cash and cash equivalents	26,543	20,143
Cash and cash equivalents at the beginning of the period	48,344	37,304
Cash and cash equivalents at the end of the period	$74,887	$56,874

Supplemental Cash Flow Information:
Cash paid during the quarter for:
Income taxes	$-	$15
Non-cash investing and financing activities:
Discount on long-term debt		$(8,899)
Issuance of contingent warrant liabilities	$6,386	$-
Interest added to principal balances on long-term debt	$398	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Description of Business

XOMA Corporation (“XOMA” or the “Company”), a Delaware corporation, combines a portfolio of late-stage clinical programs and research activities to develop innovative therapeutic antibodies with its recently launched commercial operations.  XOMA focuses its scientific research on allosteric modulation, which offers opportunities for new classes of therapeutic antibodies to treat a wide range of human diseases.  XOMA is developing its lead product gevokizumab (IL-1 beta modulating antibody) with Les Laboratoires Servier (“Servier”) through a global Phase 3 program and ongoing proof-of-concept studies in other IL-1-mediated diseases. XOMA’s scientific research also has produced the XMet platform, which consists of three classes of preclinical antibodies, including Selective Insulin Receptor Modulators that could offer new approaches in the treatment of diabetes.  In order to retain significant value from its scientific discoveries, XOMA initiated commercial operations in January 2012 through the licensing of U.S. commercial rights to Servier’s ACEON® (perindopril erbumine) and certain U.S. rights to a patent-protected portfolio of fixed dose combination product candidates where perindopril is combined with other active ingredients to treat cardiovascular disease. XOMA has the right to develop and commercialize one of these product candidates and options to develop and commercialize two more product candidates, all for the U.S. market.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of XOMA and its subsidiaries. All intercompany accounts and transactions were eliminated during consolidation. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2012.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2012, the consolidated results of the Company’s operations and the Company’s cash flows for the three months ended March 31, 2012 and 2011. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an on-going basis, management evaluates its estimates including, but not limited to, those related to contingent warrant liabilities, revenue recognition, research and development expense, long-lived assets, restructuring liabilities, derivative instruments and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates, such as the Company’s billing under government contracts. Under the Company’s contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), the Company bills using NIH provisional rates and thus are subject to future audits at the discretion of NIAID’s contracting office. These audits can result in an adjustment to revenue previously reported.

At March 31, 2012, the Company changed its expected volatility assumption in the Black-Scholes Option Pricing Model (“Black-Scholes Model”) used to calculate the fair value of its contingent warrant liabilities. The Company changed its assumption from an estimate of volatility based on historical stock price volatility observed on XOMA’s underlying stock to a volatility estimate based on the volatility implied from warrants issued by XOMA in recent private placement transactions, which was determined to be a more precise indicator for the fair value calculation of the Company’s warrants.

Reclassifications

Certain reclassifications of prior period amounts have been made to the financial statements and accompanying notes to conform to the current period presentation. Prior period presentation of contingent warrant liabilities has been reclassified from current liabilities to long-term liabilities based on the contingent nature of these obligations. These contingent warrant liabilities represent a conditional obligation of the Company to repurchase certain warrants for cash in the event of a change in control. In addition, gain or loss on revaluation of the contingent warrant liabilities included in the other income (expense) line of the condensed consolidated statement of operations in the prior period has been reclassified to the revaluation of contingent warrant liabilities line of the condensed consolidated statement of operations. These reclassifications had no impact on the Company’s previously reported net loss or cash flows.

Long-lived Assets

The Company reviews the carrying values and depreciation estimates of its long-lived assets whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the estimated future net cash flows expected to result from the use of an asset is less than its carrying amount. Long-lived assets include property and equipment and building and leasehold improvements. During the three months ended March 31, 2012, the Company recorded an impairment loss of $0.8 million and accelerated depreciaton of $0.9 million on long-lived assets in connection with the Company’s 2012 streamlining plan. See Note 6: Streamlining and Restructuring Charges for additional disclosure on the 2012 streamlining plan.

Concentration of Risk

Cash equivalents and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents such as money market funds. The Company has not encountered such issues during 2012.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three months ended March 31, 2012, two customers represented 49% and 40% of total revenue and 63% and 37% of the accounts receivable balance.

For the three months ended March 31, 2011, these two customers represented 51% and 44% of total revenues. As of December 31, 2011, there were receivables outstanding from these two customers representing 57% and 43% of the accounts receivable balance.

Newly Adopted Accounting Pronouncements

In May 2011, Accounting Standards Codification Topic 820, Fair Value Measurement was amended to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and international financial reporting standards. The Company adopted this guidance as of January 1, 2012 on a retrospective basis and this adoption did not have a material effect on the Company’s consolidated financial statements.

In June 2011, Accounting Standards Codification Topic 220, Comprehensive Income was amended to increase the prominence of items reported in other comprehensive income. Accordingly, a company can present all nonowner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this guidance as of January 1, 2012 on a retrospective basis and this adoption did not have a material effect on the Company’s consolidated financial statements.

3.	Condensed Consolidated Financial Statement Detail

Comprehensive Loss

Comprehensive loss is equal to net loss for both the three months ended March 31, 2012 and 2011.

Net Loss Per Share of Common Stock

Basic and diluted net loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the period.

Potentially dilutive securities are excluded from the calculation of earnings per share if their inclusion is anti-dilutive. The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2012	2011
Common stock options and restricted stock units	5,722	2,638
Convertible preferred stock	-	254
Warrants for common stock	5,457	1,607
Total	11,179	4,499

For the three months ended March 31, 2012 and 2011, all outstanding securities were considered anti-dilutive, and therefore the calculation of basic and diluted net loss per share was the same.

Cash and Cash Equivalents

At March 31, 2012 cash equivalents consisted of demand deposits of $14.4 million, money market funds of $50.5 million, and U.S. government securities of $10.0 million with maturities of less than 90 days at the date of purchase. At December 31, 2011, cash equivalents consisted of demand deposits of $21.1 million and money market funds of $27.2 million with maturities of less than 90 days at the date of purchase.

Foreign Exchange Options

The Company holds debt and may incur expenses denominated in foreign currencies, which exposes it to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and the Euro. The Company is required to make principal and accrued interest payments in Euros on its €15.0 million loan from Servier (See Note 7: Long-Term Debt and Other Financings). In order to manage its foreign currency exposure related to these payments, in May 2011, the Company entered into two foreign exchange option contracts to buy €15.0 million and €1.5 million on January 2016 and January 2014, respectively. By having these option contracts in place, the Company’s foreign exchange rate risk is reduced if the U.S. dollar weakens against the Euro. However, if the U.S. dollar strengthens against the Euro, the Company is not required to exercise these options, but will not receive any refund on premiums paid.

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

The foreign exchange options were revalued at March 31, 2012 and had an aggregate fair value of $0.9 million resulting in a related loss of $0.3 million for the three months ended March 31, 2012.

Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Accrued payroll and other benefits	$2,155	$3,007
Accrued management incentive compensation	996	4,096
Accrued restructuring costs	891	70
Accrued professional fees	760	917
Accrued severance payments	551	1,207
Other	944	715
Total	$6,297	$10,012

Contingent Warrant Liabilities

In March 2012, in connection with an underwritten offering, the Company issued five-year warrants to purchase 14,834,577 shares of XOMA’s common stock at an exercise price of $1.76 per share. These warrants contain provisions that are contingent on the remote occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company is required to account for the warrants issued in March 2012 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At issuance, the fair value of the warrant liability was estimated to be $6.4 million using the Black-Scholes Model. The Company revalued the warrant liability at March 31, 2012 using the Black-Scholes Model and recorded an increase in the fair value of $14.7 million as a loss in the revaluation of contingent warrant liabilities line of the condensed consolidated statement of operations. As of March 31, 2012, 14,832,827 of these warrants were outstanding and had a fair value of $21.1 million. This increase in liability is primarily due to the excess of the market value of the Company’s common stock at March 31, 2012 compared to the warrant exercise price. See Note 4: Fair Value Measurements for further disclosure regarding the fair value of this warrant liability.

In February 2010, in connection with an underwritten offering, the Company issued five-year warrants to purchase 1,260,000 shares of XOMA’s common stock at an exercise price of $10.50 per share. These warrants contain provisions that are contingent on the remote occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company is required to account for the warrants issued in February 2010 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At December 31, 2011, the fair value of the warrant liability was estimated to be $0.3 million using the Black-Scholes Model. At March 31, 2012, the Company changed its expected volatility assumption in the Black-Scholes Model from an estimate of volatility based on historical stock price volatility observed on XOMA’s underlying stock to a volatility estimate based on the volatility implied from warrants issued by XOMA in recent private placement transactions. The Company revalued the warrant liability at March 31, 2012 using the Black-Scholes Model and recorded a decrease in the fair value of $0.3 million as a gain in the revaluation of contingent warrant liabilities line of the condensed consolidated statement of operations. As of March 31, 2012, all of these warrants were outstanding. See Note 4: Fair Value Measurements for further disclosure regarding the fair value of this warrant liability.

In June 2009, the Company issued warrants to certain institutional investors as part of a registered direct offering. The warrants represent the right to acquire an aggregate of up to 347,826 shares of XOMA’s common stock over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share. These warrants contain provisions that are contingent on the remote occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company is required to account for the warrants issued in June 2009 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At December 31, 2011, the fair value of the warrant liability was estimated to be $0.1 million using the Black-Scholes Model. At March 31, 2012, the Company changed its expected volatility assumption in the Black-Scholes Model from an estimate of volatility based on historical stock price volatility observed on XOMA’s underlying stock to a volatility estimate based on the volatility implied from warrants issued by XOMA in recent private placement transactions. The Company revalued the warrant liability at March 31, 2012 using the Black-Scholes Model and recorded a decrease in the fair value of $0.1 million as a gain in the revaluation of contingent warrant liabilities line of the condensed consolidated statement of operations. As of March 31, 2012, all of these warrants were outstanding. See Note 4: Fair Value Measurements for further disclosure regarding the fair value of this warrant liability.

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

The following tables set forth the Company’s fair value hierarchy for its financial assets (cash equivalents) and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

Financial assets and liabilities carried at fair value as of March 31, 2012 and December 31, 2011 were classified as follows (in thousands):

	Fair Value Measurements at March 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$50,523	$-	$-	$50,523
U.S. government securities (1)	9,999	-	-	9,999
Foreign exchange options		926	-	926
Total	$60,522	$926	$-	$61,448

Liabilities:
Contingent warrant liabilities	$-	$-	$21,122	$21,122

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$27,222	$-	$-	$27,222
Foreign exchange options	-	1,202	-	1,202
Total	$27,222	$1,202	$-	$28,424

Liabilities:
Contingent warrant liabilities	$-	$-	$379	$379

(1)  Included in cash and cash equivalents

The fair value of the foreign exchange options at March 31, 2012 and December 31, 2011 was determined using readily observable market inputs from actively quoted markets obtained from various third party data providers. These inputs, such as spot rate, forward rate and volatility have been derived from readily observable market data, meeting the criteria for Level 2 in the fair value hierarchy.

The fair value of the contingent warrant liabilities was determined at March 31, 2012 and December 31, 2011 using the Black-Scholes Model, which requires inputs such as the expected term of the warrants, volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. At March 31, 2012, the Company changed its expected volatility assumption in the Black-Scholes Model from an estimate of volatility based on historical stock price volatility observed on XOMA’s underlying stock to a volatility estimate based on the volatility implied from warrants issued by XOMA in recent private placement transactions. A market-based volatility rate was determined to be a more precise indicator for the fair value calculation of the Company’s warrants.

The fair value of the contingent warrant liabilities was estimated using the following range of assumptions at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Expected volatility	40%	102.1% - 103.2%
Risk-free interest rate	0.5% - 1.05%	0.4%
Expected term	2.7 - 4.9 years	2.9 - 3.1 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2012 (in thousands):

Contingent warrant liabilities	March 31, 2012
Balance at December 31, 2011	$379
Initial fair value of warrants issued in March 2012	6,390
Reclassification of contingent warrant liability to equity upon exercise of warrants	(4)
Net increase in fair value of contingent warrant liabilities upon revaluation	14,357
Balance at March 31, 2012	$21,122

The net increase of $14.4 million in the estimated fair value of the contingent warrant liabilities was recognized as a loss in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of operations for the three months ended March 31, 2012.

For the three months ended March 31, 2011, the Company recognized a net decrease of $2.4 million in the estimated fair value of the contingent warrant liabilities as a gain in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of operations.

5.	Licensing, Collaborative and Other Arrangements

Servier – U.S. Perindopril Franchise

On January 17, 2012, the Company announced that it had acquired certain U.S. rights to a portfolio of antihypertensive products from Servier. The portfolio includes ACEON® (perindopril erbumine), a currently marketed ACE inhibitor, and three fixed-dose combination (“FDC”) product candidates where a form of proprietary perindopril (perindopril arginine) is combined with another active ingredient(s), such as a calcium channel blocker. The Company assumed commercialization activities for ACEON® in January 2012 following the transfer from Servier’s previous licensee.  In late February 2012, the Company initiated enrollment in a Phase 3 trial for perindopril arginine and amlodipine besylate, the first FDC product candidate. The trial, named PATH (Perindopril Amlodipine for the Treatment of Hypertension), is expected to enroll approximately 816 patients with hypertension to determine the safety and efficacy of the FDC versus either perindopril or amlodipine alone. Based on regulatory interaction to date, if the trial generates positive results, it is expected to be the only efficacy trial needed to complement existing clinical data and will support the submission of an application to the FDA seeking approval for this product candidate. Partial funding for the PATH trial was provided by Servier; the balance of study expenses, consisting primarily of costs generated by the Company’s contract research organization, are expected to be paid over time from the profits generated by the Company’s ACEON® sales.

In connection with the original agreement, the Company paid a $1.5 million license fee to Servier in the third quarter of 2010. The Company also is required to pay a royalty on ACEON® sales at a rate that is tiered based on sales levels and ranges from a mid-single digit to a mid-teen percentage rate. If approved, the Company also will pay a royalty on sales of the FDC product candidates in the mid-teen percentage rate. The FDC royalty rate is subject to reduction in the event of generic competition or if other intellectual property rights are required. The Company may be required to pay the following milestones: development milestones aggregating $8.5 million (assuming the Company exercises its options on the additional FDCs) and sales milestones of up to an aggregate $15.1 million, in each case for all of the FDC product candidates. The Company also may be required to make certain additional payments if the FDC product candidates receive FDA approval but certain minimum sales levels are not reached. The Company generally will be responsible for its development and commercialization expenses, but Servier has agreed to partially fund development of the first FDC product candidate.

6.	Streamlining and Restructuring Charges

In January 2012, the Company implemented a streamlining of operations, which resulted in a restructuring plan designed to sharpen its focus on value-creating opportunities led by gevokizumab and its unique antibody discovery and development capabilities. The restructuring plan included a reduction of XOMA’s personnel by 84 positions, or 34%, of which 52 were eliminated immediately and the remainder eliminated as of April 6, 2012. These staff reductions resulted primarily from the Company’s decisions to utilize a contract manufacturing organization for Phase 3 and commercial antibody production and to eliminate internal research functions that are non-differentiating or that can be obtained cost-effectively by contract service providers.

During the three months ended March 31, 2012, in connection with this streamlining of operations, the Company recorded charges of $2.1 million related to severance, other termination benefits and outplacement services. The Company expects to incur an additional $0.1 million restructuring charge in the second quarter of 2012 related to severance, other termination benefits and outplacement services.

The Company plans to vacate two of its leased buildings in 2012 related to manufacturing operations and internal research functions. The Company did not incur any restructuring charges during the first quarter of 2012 in connection with the exit of these leased buildings as they are still in use; however, it expects to incur restructuring charges of approximately $1.2 million in the remainder of 2012, primarily related to the net present value of future minimum lease payments at the cease-use date, less potential estimated future sublease income.

As of March 31, 2012, the Company performed an impairment analysis of property and equipment and leasehold improvements related to its manufacturing operations. Since the estimated undiscounted future cash inflows from a certain group of these assets were less than the carrying value, the Company determined that these assets were impaired and recorded a restructuring charge of $0.8 million. Further, the Company changed the useful life of certain property and equipment and leasehold improvements impacted by XOMA’s plans to vacate two leased buildings. As a result, the Company recorded accelerated depreciation of $0.9 million as a restructuring charge. The Company expects to incur additional restructuring charges of approximately $0.7 million in the remainder of  2012 related to the accelerated depreciation of leasehold improvements.

The current and long-term portions of the outstanding restructuring liabilities are included in accrued and other liabilities and other liabilities – long-term on the condensed consolidated balance sheets and are based upon restructuring charges recognized as of March 31, 2012 and December 31, 2011 in connection with the 2009 and 2012 restructuring plans. As of March 31, 2012, the components of these liabilities are shown below (in thousands):

	Employee Severance and Other Benefits	Facility Charges	Asset Impairment (1)	Total
Balance at December 31, 2011	$-	$162	$-	$162
Restructuring charges	2,070	-	1,707	3,777
Cash payments	(1,258)	(23)	-	(1,281)
Adjustments	-	8	(1,707)	(1,699)
Balance at March 31, 2012	$812	$147	$-	$959

(1)  Restructuring charges include non-cash impairments of property and equipment and leasehold improvements. However, these amounts are not included in the restructuring accrual.

The restructuring charges the Company expects to incur in connection with the 2012 streamlining of operations are subject to various assumptions, and actual results may differ.

7.	Long-Term Debt and Other Financings

Long-Term Debt

Novartis Note

In May 2005, the Company executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June 2015. Under this note agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.80% at March 31, 2012, and is payable semi-annually in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50 million. The Company has made this election for all interest payments thus far. Loans under the note agreement are secured by the Company’s interest in the collaboration with Novartis, including any payments owed to it thereunder.

At March 31, 2012 and December 31, 2011, the outstanding principal balance under this note agreement was $14.0 million. Pursuant to the terms of the arrangement as restructured in November 2008, the Company will not make any additional borrowings under the Novartis note. Due to the structure of the secured note agreement with Novartis and since there is no liquid market for this obligation, there is no practical method to estimate fair value of this long-term debt.

Servier Loan

In December 2010, in connection with the license and collaboration agreement entered into with Servier, the Company executed a loan agreement with Servier, which provided for an advance of up to €15 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million. The loan is secured by an interest in XOMA’s intellectual property rights to all gevokizumab indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate for the initial interest period was 3.22%. The interest rate has been reset to 3.83% for the six-month period from July 2011 through January 2012 and 3.54% for the six-month period from January 2012 through July 2012. Interest is payable semi-annually; however, the loan agreement provides for a deferral of interest payments over a period specified in the agreement. During the deferral period, accrued interest will be added to the outstanding principal amount for the purpose of interest calculation for the next six-month interest period. On the repayment commencement date, all unpaid and accrued interest shall be paid to Servier and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. The loan matures in 2016; however, after a specified period prior to final maturity, the loan is to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under the Company’s collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments the Company receives from any third party collaboration or development partner for rights to gevokizumab in the U.S. and/or Japan.  In addition, the loan becomes immediately due and payable upon certain customary events of default. At March 31, 2012 and December 31, 2011, the outstanding principal balance under this loan was $20.0 million and $19.4 million, respectively, using the Euro to US Dollar (“USD”) exchange rate at each such date. For the three months ended March 31, 2012 and 2011, the Company recorded unrealized foreign exchange losses of $0.6 million and $1.6 million, respectively, related to the re-measurement of the loan.

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

The loan discount is amortized under the effective interest method over the expected five-year life of the loan.  The Company recorded non-cash interest expense of $0.3 million in the three months ended March 31, 2012 and 2011, resulting from the amortization of the loan discount. At March 31, 2012 and December 31, 2011, the net carrying value of the loan was $13.2 million and $12.5 million, respectively. For the three months ended March 31, 2012, the Company recorded an unrealized foreign exchange loss of $0.2 million related to the re-measurement of the loan discount as of March 31, 2012.

The Company believes that realization of the benefit and the associated deferred revenue is contingent on the loan remaining outstanding over the five-year contractual term of the loan. If the Company were to stop providing service under the collaboration arrangement and the arrangement is terminated, the maturity date of the loan would be accelerated and a portion of measured benefit would not be realized. As the realization of the benefit is contingent, in part, on the provision of future services, the Company is recognizing the deferred revenue over the expected five-year life of the loan. The deferred revenue is amortized under the effective interest method, and the Company recorded $0.3 million of related non-cash revenue during both the three months ended March 31, 2012 and 2011.

General Electric Capital Corporation Term Loan

In December 2011, the Company entered into a loan agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GECC”), under which GECC agreed to make a term loan in an aggregate principal amount of $10 million (the “Term Loan”) to XOMA (US) LLC, a wholly owned subsidiary of the Company, and upon execution of the Loan Agreement, GECC funded the Term Loan. The Term Loan is guaranteed by the Company and its two other principal subsidiaries, XOMA Ireland Limited and XOMA Technology Ltd.  As security for their obligations under the Loan Agreement, the Company, XOMA (US) LLC, XOMA Ireland Limited and XOMA Technology Ltd. each granted a security interest pursuant to a guaranty, pledge and security agreement in substantially all of their existing and after-acquired assets, excluding their intellectual property assets (such as those relating to the Company’s gevokizumab and anti-botulism products). The Company incurred debt issuance costs of approximately $1.3 million in connection with the Term Loan and will make an additional payment equal to 5% of the Term Loan (the “Final Payment Fee”) on the maturity date, or such earlier date as the Term Loan is paid in full. The debt issuance costs and Final Payment Fee are being amortized and accreted, respectively, to interest expense over the term of the Term Loan using the effective interest method.

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

The Company may voluntarily prepay the Term Loan in full, but not in part, and any voluntary and certain mandatory prepayments are subject to a prepayment premium of 3% in the first year of the loan, 2% in the second year and 1% thereafter, although mandatory prepayments in connection with entering into certain exclusive licenses, granting certain negative pledges or incurring certain collaboration-related indebtedness will not be subject to such prepayment premium.  The Company will also be required to pay the Final Payment Fee in connection with any voluntary or mandatory prepayment. At March 31, 2012 and December 31, 2011, the outstanding principal balance under the Loan Agreement was $9.3 million and $10.0 million respectively.

In December 2011, pursuant to the loan agreement, the Company issued to GECC unregistered stock purchase warrants, which entitle GECC to purchase up to an aggregate of 263,158 unregistered shares of XOMA common stock at an exercise price equal to $1.14 per share. These warrants are immediately exercisable and will expire on December 30, 2016. The Company allocated the aggregate proceeds of the GECC Term Loan between the warrants and the debt obligation based on their relative fair values.  The fair value of the warrants issued to GECC was determined using the Black-Scholes Model. The warrants fair value of $0.2 million is recorded as a discount to the debt obligation and is being amortized over the term of the loan using the effective interest method. If the maturity of the debt is accelerated in connection with any voluntary or mandatory prepayment, then the remaining discount amortization would be recognized immediately.

Interest Expense

Interest expense for the Servier loan, GECC loan and Novartis note are shown below (in thousands):

	Three Months Ended March 31,
	2012	2011
Interest expense
Servier loan	$516	$442
GECC term loan	417	-
Novartis note	99	84
Other	10	6
Total interest expense	$1,042	$532

Other Financings

ATM Agreement

On February 4, 2011, the Company entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”), with McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”), under which it may sell shares of its common stock from time to time through the MLV, as the agent for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under the Company’s registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011 and amended on March 10, 2011, June 3, 2011 and January 3, 2012, which was most recently declared effective by the SEC on January 17, 2012. MLV may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the Company’s common stock or to or through a market maker. MLV may also sell the shares in privately negotiated transactions, subject to the Company’s prior approval. From the inception of the 2011 ATM Agreement through March 31, 2012, the Company sold a total of 7,572,327 shares of common stock under this agreement for aggregate gross proceeds of $14.6 million, including 2,285,375 shares of common stock sold in the first quarter of 2012 for aggregate gross proceeds of $3.3 million. Total offering expenses incurred related to sales under the 2011 ATM Agreement from inception to March 31, 2012, were $0.4 million, including $0.1 million incurred in the first quarter of 2012.

Underwritten Offering and Amendment to Shareholder Rights Plan

On March 9, 2012, the Company completed an underwritten public offering of 29,669,154 shares of its common stock, and accompanying warrants to purchase one half of a share of common stock for each share purchased, at a public offering price of $1.32 per share. Total gross proceeds from the offering were approximately $39.2 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $2.9 million. The warrants, which represent the right to acquire an aggregate of up to 14,834,577 shares of common stock, are immediately exercisable and have a five-year term and an exercise price of $1.76 per share.

The Company has amended its shareholder rights agreement to provide that it will not apply to any person or entity who becomes the beneficial owner of 20% or more but less than 40% of its outstanding common stock with the prior approval of its board of directors, and its board has approved purchasers in the March 2012 public offering becoming beneficial owners of 20% or more but less than 40% of its outstanding common stock as a result of their participation in the offering.  As a result, such ownership by any such purchaser will not trigger the provisions of the rights agreement that would give each holder of the rights the right to receive upon exercise that number of common stock equivalents having a market value of two times the exercise price.  The board's approval in this regard only applies to purchasers in such offering.

8.	Income Taxes

The Company did not recognize any income tax expense for the three months ended March 31, 2012 and income tax expense was not material for the three months ended March 31, 2011. The Company’s effective tax rate will fluctuate from period to period due to several factors inherent in the nature of the Company’s operations and business transactions. The factors that most significantly impact this rate include the variability of licensing transactions in foreign jurisdictions.

9.	Stock-based Compensation

In the first quarter of 2012, the Board of Directors of the Company approved grants under the Long Term Incentive Plan for an aggregate of 940,900 stock options and an aggregate of 343,115 restricted stock units (“RSUs”) to certain employees of the Company. The options vest monthly over four years and the RSUs vest annually over three years in equal increments.

The Company recognizes compensation expense for all stock-based payment awards made to the Company’s employees, consultants and directors based on estimated fair values. The valuation of stock option awards is determined at the date of grant using the Black-Scholes Model. This model requires inputs such as the expected term of the option, expected volatility and risk-free interest rate. To establish an estimate of expected term, the Company considers the vesting period and contractual period of the award and its historical experience of stock option exercises, post-vesting cancellations and volatility. The estimate of expected volatility is based on the Company’s historical volatility. The risk-free rate is based on the yield available on United States Treasury zero-coupon issues. The forfeiture rate impacts the amount of aggregate compensation for both stock options and RSUs. To establish an estimate of forfeiture rate, the Company considers its historical experience of option forfeitures and terminations.

The fair value of stock-based awards was estimated based on the following weighted average assumptions for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2012	2011
Dividend yield	0%	0%
Expected volatility	92%	86%
Risk-free interest rate	1.05%	2.20%
Expected term	5.6 years	5.6 years

Stock option activity for the three months ended March 31, 2012 was as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2011	5,053,435	$12.55	6.89	$-
Granted	940,900	1.45
Exercised	(24,730)	1.69
Forfeited, expired or cancelled	(167,484)	21.65
Options outstanding at March 31, 2012	5,802,121	$10.53	7.28	$2,375
Options exercisable at March 31, 2012	3,567,292	$14.96	6.45	$867

The valuation of RSUs is determined at the date of grant using the closing stock price. To establish an estimate of forfeiture rate, the Company considers its historical experience of forfeitures and terminations.

Unvested RSU activity for the three months ended March 31, 2012 is summarized below:

		Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value
Unvested balance at December 31, 2011	903,874	$1.69
Granted	343,115	1.29
Vested	-	-
Forfeited	(132,575)	1.69
Unvested balance at March 31, 2012	1,114,414	$1.57

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Research and development	$385	$1,061
Selling, general and administrative	289	711
Total stock-based compensation expense	$674	$1,772

10.	Legal Proceedings, Commitments and Contingencies

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, the Company and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of filed cases to seventy seven.  The cases have been consolidated as a coordinated proceeding.  All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs' treatment with RAPTIVA®.  Effective April 18, 2012, the parties entered into a Confidential Settlement Agreement that will result in the dismissal, with prejudice, of all but one of the cases pending in Alameda County Superior Court.  The one Alameda County case not included in this settlement agreement is Kilzer v. Genentech, Inc., et al, Case No. RG-10-502461.  The Company’s agreement with Genentech provides for an indemnity of XOMA, and payment of legal fees and funding of this settlement agreement by Genentech, which the Company believes is applicable to these matters.   The Company believes the claims against it to be without merit and intends to defend against them vigorously.

On August 4, 2010, a petition was filed in the District Court of Dallas County, Texas in a case captioned McCall v. Genentech, Inc., et al., No. 10-09544.  The defendants filed a Notice of Removal to the United States District Court for the Northern District of Texas on September 3, 2010.  The removed case is captioned McCall v. Genentech, Inc., et al., No. 3:10-cv-01747-B. The petition asserts personal injury claims against Genentech, the Company and others arising out of plaintiff’s treatment with RAPTIVA®.  Effective April 18, 2012, the parties entered into a Confidential Settlement Agreement that will result in the dismissal, with prejudice, of this case.  The Company’s agreement with Genentech provides for an indemnity of XOMA, and payment of legal fees and funding of this settlement agreement by Genentech, which the Company believes is applicable to these matters.

On January 7, 2011, a complaint was filed in the United States District Court for the Northern District of Texas in a case captioned Massa v. Genentech, Inc., et al., No. 4:11CV70. This complaint alleges the same claims against Genentech, the Company and others and seeks the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above.  Effective April 18, 2012, the parties entered into a Confidential Settlement Agreement that will result in the dismissal, with prejudice, of this case.  The Company’s agreement with Genentech provides for an indemnity of XOMA, and payment of legal fees and funding of this settlement agreement by Genentech, which the Company believes is applicable to these matters.

On January 11, 2011, a complaint was filed in the United States District Court for the District of Massachusetts in a case captioned Sylvia, et al. v. Genentech, Inc., et al., No. 1:11-cv-10054-MLW.  On June 13, 2011, a complaint was filed in the Supreme Court for the State of New York, Onondaga County.  Defendants removed the case to the United States District Court for the Northern District of New York on November 3, 2011.  These two complaints allege the same claims against Genentech, the Company and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above.  No trial date has been set in either case. The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to these matters. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts in our condensed consolidated financial statements and accompanying notes. On an on-going basis, we evaluate our estimates including, but not limited to, those related to terms of revenue recognition, long-lived assets, contingent warrant liabilities and stock-based compensation. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

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

In January 2012, we announced that we had acquired certain U.S. rights to a portfolio of antihypertensive products from Servier. The portfolio includes ACEON® (perindopril erbumine), a currently marketed angiotensin converting enzyme (“ACE”) inhibitor, and three fixed-dose combination (“FDC”) product candidates where perindopril is combined with another active ingredient(s), such as a calcium channel blocker. The proprietary form of perindopril in each of the combination product candidates provides patent protection until December 2023. We assumed commercialization activities for ACEON® in January 2012 following the transfer from Servier’s previous licensee.  In late February 2012, we initiated enrollment in a Phase 3 trial for perindopril arginine and amlodipine besylate, the first FDC product candidate.  Partial funding for the Phase 3 trial will be provided by Servier; the balance of study expenses, consisting primarily of costs generated by our contract research organization, are expected to be paid by us over time from any profits generated by our ACEON® sales.

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

Significant Developments in the First Quarter of 2012

Perindopril Franchise

●
On January 17, 2012, we announced that we had acquired certain U.S. rights to a portfolio of antihypertensive products from Servier. The portfolio includes ACEON®, a currently marketed ACE inhibitor, and three FDC product candidates where a proprietary form of perindopril (perindopril arginine) is combined with another active ingredient(s), such as a calcium channel blocker. We assumed commercialization activities for ACEON® in January 2012 following the transfer from Servier’s previous licensee.

●
In February 2012, we initiated enrollment in a Phase 3 trial for perindopril arginine and amlodipine besylate, the first FDC product candidate. The trial is expected to enroll approximately 816 patients with hypertension to determine the safety and efficacy of the FDC versus either perindopril or amlodipine alone. Based on regulatory interaction to date, if the trial generates positive results, it is expected to be the only efficacy trial needed to complement existing clinical data and will support the submission of an application to the FDA seeking approval for this product candidate. Partial funding for the PATH trial was provided by Servier; the balance of study expenses, consisting primarily of costs generated by our contract research organization, are expected to be paid over time from the profits generated by our ACEON® sales.

Streamlining and Restructuring Charges

●
On January 5, 2012, we implemented a streamlining of operations, which resulted in a restructuring designed to sharpen our focus on value-creating opportunities led by gevokizumab and our unique antibody discovery and development capabilities. The restructuring plan included a reduction of our personnel by 84 positions, or 34%, of which 52 were eliminated immediately and the remainder eliminated as of April 6, 2012. These staff reductions resulted primarily from our decisions to utilize a contract manufacturing organization for Phase 3 and commercial antibody production and to eliminate internal research functions that are non-differentiating or that can be obtained cost-effectively by contract service providers. As a result, we expect to reduce ongoing internal spending by approximately $14 million in 2012 compared to the 2011 level. In connection with the streamlining of operations, we incurred restructuring charges of $2.1 million related to severance, other termination benefits and outplacement services and $1.7 million related to the impairment and accelerated depreciation of various assets and leasehold improvements in the first quarter of 2012. In the remainder of 2012, we anticipate incurring an additional $0.1 million in severance charges and approximately $1.2 million in facility charges related to this streamlining of operations.

Management Change

●
On January 4, 2012, the Company’s Board of Directors appointed John Varian, a current Board member and the interim Chief Executive Officer, as Chief Executive Officer. W. Denman Van Ness continues to serve as Chairman of the Board.

Financings

●
In the first quarter of 2012, we sold 2,285,375 shares of common stock through McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”), under our At Market Issuance Sales Agreement dated February 4, 2011 (the “2011 ATM Agreement”), for aggregate gross proceeds of $3.3 million.

●
In March 2012, we completed an underwritten public offering of 29,669,154 shares of our common stock, and accompanying warrants to purchase one half of a share of common stock for each share purchased, for gross proceeds of $39.2 million.

Results of Operations

Revenues

Total revenues for the three months ended March 31, 2012 and 2011, were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)
License and collaborative fees	$1,014	$5,827	$(4,813)
Contract and other	8,851	9,768	(917)
Total revenues	$9,865	$15,595	$(5,730)

License and Collaborative Fees

License and collaborative fee revenue includes fees and milestone payments related to the out-licensing of our products and technologies. The decrease in license and collaborative fee revenue for the three months ended March 31, 2012, as compared to the same period of 2011, was primarily due to $5.5 million in revenue recognized in the first quarter of 2011 related to the collaboration and license agreement with Servier to jointly develop and commercialize gevokizumab in multiple indications. This decrease was partially offset by an increase in other licensing fees of $0.6 million. The generation of future revenue related to license fees and other collaborative arrangements is dependent on our ability to attract new licensees to our antibody technologies and new collaboration partners. We expect our revenues from license and collaborative fees in 2012 to remain comparable to 2011 levels.

Contract and Other Revenue

Contract and other revenues include agreements where we provide contracted research and development services to our contract and collaboration partners, including NIAID and Servier. The following table shows the activity in contract and other revenue for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)
NIAID	$4,837	$6,884	$(2,047)
Servier	3,649	2,082	1,567
Other	365	802	(437)
Total contract and other	$8,851	$9,768	$(917)

The decrease in NIAID revenue is primarily due to decreased activity under NIAID Contract No. HHSN272200800028C (“NIAID 3”). This decrease in NIAID 3 contract revenue is partially offset by the recognition of $2.0 million in revenue related to an adjustment to previously-reported revenue from NIAID resulting from an audit by NIAID’s contracting office. This revenue, which was previously deferred, was recognized upon the completion of negotiations with and approval by the NIH in March 2012. Also partially offsetting the decrease in contract and other revenue was an increase in gevokizumab clinical development and CMC activity under the collaboration with Servier and $0.5 million in activity under Contract No. HHSN272201100031C (“NIAID 4”), which was executed in October 2011.

Based on expected levels of revenue generating activities related to contract and other revenue, we expect a slight decrease in contract and other revenue in 2012 compared to 2011.

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

Research and development expenses were $15.7 million for the three months ended March 31, 2012, compared with $17.3 million for the same period of 2011. The decrease of $1.6 million for the three months ended March 31, 2012, as compared to the same period in 2011, was primarily due to a decrease in salaries and related personnel costs.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $7.0 million in research and development salaries and employee-related expenses for the three months ended March 31, 2012, as compared with $8.8 million for the same period of 2011. The decrease of $1.8 million was primarily due to a decrease of $1.0 million in salaries and benefits due to decreased headcount in manufacturing as result of the 2012 streamlining of operations, and a $0.7 million decrease in stock-based compensation.

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

	Three Months Ended March 31,
	2012	2011
Earlier stage programs	$8,333	$11,383
Later stage programs	7,438	5,964
Total	$15,771	$17,347

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

	Three Months Ended March 31,
	2012	2011
Internal projects	$6,682	$7,408
Collaborative and contract arrangements	9,089	9,939
Total	$15,771	$17,347

For the three months ended March 31, 2012, the program upon which we incurred the largest amount of expense (gevokizumab) accounted for more than 40% but less than 50% of our total research and development expense, one development program (NIAID) accounted for more than 20% but less than 30%, and one development program (XMet) accounted for more than 10% but less than 20% of our total research and development expense. All remaining development programs accounted for less than 10% of our total research and development expense for the three months ended March 31, 2012. For the three months ended March 31, 2011, the program upon which we incurred the largest amount of expense (NIAID) accounted for more than 40% but less than 50%, and one development program (NIAID) accounted for more than 30% but less than 40% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expense for the three months ended March 31, 2011.

We expect our research and development spending in 2012 will increase primarily due to the expected initiation of our Phase 3 clinical program for gevokizumab for the NIU indication, the initiation of our Phase 2 proof-of-concept program for gevokizumab to evaluate moderate-to-severe inflammatory acne and the expected initiation of our Phase 2 proof-of-concept program for erosive osteoarthritis of the hand, all under our license and collaboration agreement with Servier. In addition, we plan to announce the final proof-of-concept indication later in 2012. Also contributing to the expected increase is the initiation of a Phase 3 trial for perindopril arginine in combination with amlodipine besylate.

Future research and development spending may be impacted by potential new licensing or collaboration or development arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. Selling, general and administrative expenses were $4.7 million for the three months ended March 31, 2012, compared with $5.4 million for the same period of 2011. The $0.7 million decrease for the first quarter of 2012, as compared to the same period of 2011, was primarily due to a decrease of $0.6 million in salary and related personnel costs, including a $0.4 million decrease in stock-based compensation.

Streamlining and Restructuring Charges

In January 2012, we implemented a streamlining of operations, which resulted in a restructuring designed to sharpen our focus on value-creating opportunities led by gevokizumab and its unique antibody discovery and development capabilities. The restructuring plan included a reduction of XOMA’s personnel by 84 positions, or 34%, of which 52 were eliminated immediately and the remainder eliminated as of April 6, 2012. These staff reductions result primarily from our decision to utilize a contract manufacturing organization for Phase 3 and commercial antibody production and to eliminate internal research functions that are non-differentiating or that can be obtained cost-effectively by contract service providers.

During the three months ended March 31, 2012, in connection with this streamlining of operations, we recorded charges of $2.1 million related to severance, other termination benefits and outplacement services. We expect to incur an additional $0.1 million restructuring charge in the second quarter of 2012 related to severance, other termination benefits and outplacement services.

We plan to vacate two of our leased buildings in 2012 related to manufacturing operations and internal research functions. We did not incur any restructuring charges during the first quarter of 2012 in connection with the exit of these leased buildings as they were still in use; however, we expect to incur restructuring charges of approximately $1.2 million in the remainder of 2012, primarily related to the net present value of future minimum lease payments at the cease-use date, less potential estimated future sublease income.

As of March 31, 2012, we performed an impairment analysis of property and equipment and leasehold improvements related to our manufacturing operations. Since the estimated undiscounted future cash inflows from a certain group of these assets were less than the carrying value, we determined that these assets were impaired and recorded a related restructuring charge of approximately $0.8 million. Further, we changed the useful life of certain property and equipment and leasehold improvements impacted by our plans to vacate two leased buildings. As a result, we recorded accelerated depreciation of $0.9 million as a restructuring charge. We expect to incur additional restructuring charges of approximately $0.7 million in the remainder of 2012 related to the accelerated depreciation of leasehold improvements.

Other Income (Expense)

Interest Expense

Interest expense and amortization of debt issuance costs are shown below for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)
Interest expense
Servier loan	$516	$442	$74
GECC term loan	417	-	417
Novartis note	99	84	15
Other	10	6	4
Total interest expense	$1,042	$532	$510

The increase of $0.5 million in interest expense in 2012 as compared to 2011 was primarily due to interest expense related to the loan with GECC, which was funded in December 2011.

Other Expense

Other expense primarily consisted of unrealized and realized (losses) gains. The following table shows the activity in other expense for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)
Other expense
Unrealized foreign exchange loss (1)	$(402)	$(1,617)	$1,215
Realized foreign exchange gain (2)	10	560	(550)
Unrealized loss on foreign exchange options	(276)	-	(276)
Other	4	-	4
Total other expense	$(664)	$(1,057)	$393

(1)	Unrealized foreign exchange gain (loss) for the three months ended March 31, 2012 and 2011 primarily relates to gains (losses) on the re-measurement of the €15 million Servier loan.
(2)
Realized foreign exchange gain for the three months ended March 31, 2011 primarily relates to the conversion into U.S. dollars of the €15 million cash proceeds received from Servier in January of 2011.

Revaluation of Contingent Warrant Liabilities

In March 2012, in connection with an underwritten offering, we issued five-year warrants to purchase 14,834,577 shares of XOMA’s common stock at an exercise price of $1.76 per share. These warrants contain provisions that are contingent on the remote occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date of such change in control. We believe the likelihood of a change in control prior to the expiration of the warrants is remote; however, due to these provisions, we are required to account for the warrants issued in March 2012 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At issuance, the fair value of the warrant liability was estimated to be $6.4 million using the Black-Scholes Model. We revalued the warrant liability at March 31, 2012 using the Black-Scholes Model and recorded an increase in the fair value of $14.7 million as a loss in the revaluation of contingent warrant liabilities line of our condensed consolidated statement of operations. As of March 31, 2012, 14,832,827 of these warrants were outstanding and had a fair value of $21.1 million. This increase in liability is primarily due to the excess of the market value of the Company’s common stock at March 31, 2012 compared to the warrant exercise price.

In February 2010, in connection with an underwritten offering, we issued five-year warrants to purchase 1,260,000 shares of XOMA’s common stock at an exercise price of $10.50 per share. These warrants contain provisions that are contingent on the remote occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model the date of such change in control. We believe the likelihood of a change in control prior to the expiration of the warrants is remote; however, due to these provisions, we are required to account for the warrants issued in February 2010 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At December 31, 2011, the fair value of the warrant liability was estimated to be $0.3 million using the Black-Scholes Model. At March 31, 2012, we changed our expected volatility assumption in the Black-Scholes Model from an estimate of volatility based on historical stock price volatility observed on XOMA’s underlying stock to a volatility estimate based on the volatility implied from warrants issued by XOMA in recent private placement transactions. We revalued the warrant liability at March 31, 2012 using the Black-Scholes Model and recorded a decrease in the fair value of $0.3 million as a gain in the revaluation of contingent warrant liabilities line of our condensed consolidated statement of operations. As of March 31, 2012, all of these warrants were outstanding.

In June 2009, we issued warrants to certain institutional investors as part of a registered direct offering. The warrants represent the right to acquire an aggregate of up to 347,826 shares of XOMA’s common stock over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share. These warrants contain provisions that are contingent on the remote occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. We believe the likelihood of a change in control prior to the expiration of the warrants is remote; however, due to these provisions, we are required to account for the warrants issued in June 2009 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At December 31, 2011, the fair value of the warrant liability was estimated to be $0.1 million using the Black-Scholes Model. At March 31, 2012, we changed our expected volatility assumption in the Black-Scholes Model from an estimate of volatility based on historical stock price volatility observed on XOMA’s underlying stock to a volatility estimate based on the volatility implied from warrants issued by XOMA in recent private placement transactions. We revalued the warrant liability at March 31, 2012 using the Black-Scholes Model and recorded a decrease in the fair value of $0.1 million as a gain in the revaluation of contingent warrant liabilities line of our condensed consolidated statement of operations. As of March 31, 2012, all of these warrants were outstanding.

The following table provides a summary of the changes in fair value of contingent warrant liabilities for the three months ended March 31, 2012 (in thousands):

Contingent warrant liabilities	March 31, 2012
Balance at December 31, 2011	$379
Initial fair value of warrants issued in March 2012	6,390
Reclassification of contingent warrant liability to equity upon exercise of warrants	(4)
Net increase in fair value of contingent warrant liabilities upon revaluation	14,357
Balance at March 31, 2012	$21,122

Income Taxes

We did not recognize any income tax expense for the three month ended March 31, 2012 and income tax expense was not material for the three months ended March 31, 2011.

Accounting Standards Codification Topic 740, Income Taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and carry-back potential, we have determined that total deferred tax assets should be fully offset by a valuation allowance.

We did not have unrecognized tax benefits as of March 31, 2012 and do not expect this to change significantly over the next twelve months. We will recognize future interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2012, we have not accrued interest or penalties related to uncertain tax positions.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, our working capital and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	March 31, 2012	December 31, 2011	Change
Cash and cash equivalents	$74,887	$48,344	$26,543
Working Capital	$69,868	$42,064	$27,804

	Three Months Ended March 31,
	2012	2011	Change

Net cash used in operating activities	$(11,675)	$(3,200)	$(8,475)
Net cash used in investing activities	(548)	(888)	340
Net cash provided by financing activities	38,766	24,231	14,535
Effect of exchange rate changes on cash	-	(573)	573
Net increase in cash and cash equivalents	$26,543	$19,570	$6,973

Working Capital

The increase in working capital was primarily due to an increase of $26.5 million in cash and cash equivalents, primarily due to the March 2012 underwritten public offering of 29,669,154 shares of our common stock and accompanying warrants for gross proceeds of $39.2 million.

Cash Used in Operating Activities

Net cash used in operating activities was $11.7 million for the three months ended March 31, 2012, compared with $3.2 million for the same period in 2011. Net cash used in operating activities was $8.5 million higher in the first quarter of 2012 because a $15.0 million license fee was received in the first quarter of 2011 as consideration for the collaboration with Servier. In addition, accounts payable decreased and prepaid expenses increased.

Cash Used in Investing Activities

Net cash used in investing activities was $0.5 million for the three months ended March 31, 2012, compared with $0.9 million for the same period of 2011. Cash used in investing activities for the three months ended March 31, 2012 and 2011 primarily consisted of fixed asset purchases.

Cash Provided by Financing Activities

Net cash provided by financing activities was $38.8 million for the three months ended March 31, 2012, compared with $24.2 million for the same period of 2011. Cash provided by financing activities in the first quarter of 2012 related to net proceeds received from the issuance of common stock and warrants of $36.2 million in the March 2012 underwritten public offering and net proceeds of $3.2 million received from the issuance of common stock under the 2011 ATM Agreement, offset by $0.7 million principal payments on our loan with GECC. Cash provided by financing activities in the first quarter of 2011 related to proceeds received from the Servier loan for $20.1 million and the net proceeds of $4.1 million received from the issuance of common stock under the our previous at market issuance sales agreement.

Underwritten Offering and Amendment to Shareholder Rights Plan

On March 9, 2012, we completed an underwritten public offering of 29,669,154 shares of our common stock, and accompanying warrants to purchase one half of a share of common stock for each share purchased, at a public offering price of $1.32 per share. Total gross proceeds from the offering were approximately $39.2 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $2.9 million. The warrants, which represent the right to acquire an aggregate of up to 14,834,577 shares of common stock, are immediately exercisable and have a five-year term and an exercise price of $1.76 per share.

We have amended our shareholder rights agreement to provide that it will not apply to any person or entity who becomes the beneficial owner of 20% or more but less than 40% of our outstanding common stock with the prior approval of our board of directors, and our board has approved purchasers in the March 2012 public offering becoming beneficial owners of 20% or more but less than 40% of our outstanding common stock as a result of their participation in the offering.  As a result, such ownership by any such purchaser will not trigger the provisions of the rights agreement that would give each holder of the rights the right to receive upon exercise that number of common stock equivalents having a market value of two times the exercise price.  The board's approval in this regard only applies to purchasers in such offering.

ATM Agreement

On February 4, 2011, we entered into the 2011 ATM Agreement with MLV, under which we may sell shares of our common stock from time to time through the MLV, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011 and amended on March 10, 2011, June 3, 2011 and January 3, 2012, which was most recently declared effective by the SEC on January 17, 2012.  MLV may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker.  MLV may also sell the shares in privately negotiated transactions, subject to our prior approval.  From the inception of the 2011 ATM Agreement through May 4, 2012, we sold a total of 7,572,327 shares of common stock under this agreement for aggregate gross proceeds of $14.6 million.

Net proceeds received during the first quarter of 2012 from the March 2012 public offering and 2011 ATM Agreement were used to continue development of our gevokizumab product candidate and for other working capital and general corporate purposes.

*           *           *

We have incurred significant operating losses and negative cash flows from operations since our inception. At March 31, 2012, we had cash and cash equivalents of $74.9 million. During 2012, we expect to continue using our cash and cash equivalents to fund ongoing operations. Additional licensing, antibody discovery and development collaboration agreements, government funding and financing arrangements may positively impact our cash balances. Based on our cash reserves and anticipated spending levels, revenue from collaborations including the gevokizumab license and collaboration agreement with Servier, funding from the loan agreement with GECC, our March 2012 public offering, biodefense contracts and licensing transactions and other sources of funding that we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs into 2014. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period.  If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms.

Critical Accounting Estimates

Critical accounting estimates are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, revenue recognition, research and development expense, long-lived assets, contingent warrant liabilities, derivative instruments and stock-based compensation to be critical policies. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2012, as compared with those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 14, 2012.

Forward-Looking Information and Cautionary Factors That May Affect Future Results

Certain statements contained herein related to the anticipated size of clinical trials, the anticipated timing of initiation of clinical trials, continued sales of approved products, regulatory approval of unapproved product candidates, anticipated restructuring charges, the sufficiency of our cash resources and the amounts of certain revenues and certain costs in comparison to prior years, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things, clinical trials may not reach their anticipated size if trials are not initiated or due to enrollment issues such as unavailability of patients, competing product candidates or unanticipated safety issues; the timing of initiation of clinical trials may be delayed or may never occur as a result of actions or inaction by regulators or our present or future collaboration partners, complications in the design, implementation or third-party approval of clinical trials, complications in the collection or interpretation of statistical data or unanticipated safety issues; continued sales of approved products may be impacted by XOMA's ability to implement its marketing efforts, competition or unanticipated safety issues; regulatory approval of unapproved product candidates may be affected by the results of future clinical trials, actions or inaction by the FDA or unanticipated safety issues; restructuring charges may be other than as anticipated if we have not estimated them properly or if we implement additional or different streamlining activities; the period for which our cash resources are sufficient could be shortened if expenditures are made earlier or in larger amounts than anticipated or are unanticipated, if anticipated revenue or cost sharing arrangements do not materialize, or if funds are not otherwise available on acceptable terms; and our revenues may be lower than anticipated, and our costs may be higher than expected, due to actions or inactions by regulatory authorities or our present or future collaboration partners, unanticipated safety issues or unavailability of additional financing, licensing or collaboration opportunities. These and other risks, including those related the generally unstable nature of current economic and financial market conditions; the results of discovery research and preclinical testing; the timing or results of pending and future clinical trials (including the design and progress of clinical trials; safety and efficacy of the products being tested; action, inaction or delay by the Food and Drug Administration, European or other regulators or their advisory bodies; and analysis or interpretation by, or submission to, these entities or others of scientific data); changes in the status of existing collaborative or licensing relationships; the ability of collaborators, licensees and other third parties to meet their obligations and their discretion in decision-making; our ability to meet the demands of the United States government agency with which we have entered our government contracts; competition; market demand for products; scale-up, manufacturing and marketing capabilities; availability of additional licensing or collaboration opportunities; international operations; share price volatility; our financing needs and opportunities; uncertainties regarding the status of biotechnology patents; and uncertainties as to the costs of protecting intellectual property are described in more detail in Part II —  Item 1A: Risk Factors.

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

The following table presents the amounts and related weighted average interest rates of our cash and cash equivalents at March 31, 2012 and December 31, 2011 (in thousands, except interest rates):

	Maturity	Carrying Amount (in thousands)	Fair Value (in thousands)	Average Interest Rate
March 31, 2012
Cash and cash equivalents	Daily to 90 days	$74,887	$74,887	0.07%

December 31, 2011
Cash and cash equivalents	Daily to 90 days	$48,344	$48,344	0.25%

As of March 31, 2012, we have an outstanding principal balance on our note with Novartis of $14.0 million, which is due in 2015. The interest rate on this note is charged at a rate of USD six-month LIBOR plus 2%, which was 2.80% at March 31, 2012. No further borrowing is available under this note.

As of March 31, 2012, we have an outstanding principal balance on our loan with Servier of €15.0 million, which converts to approximately $20.0 million at March 31, 2012. The interest rate on this loan is charged at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate for the initial interest period was 3.22%. The interest rate has been reset to 3.83% for six-month period from July 2011 through January 2012 and 3.54% for the six-month period from January 2012 through July 2012. No further borrowing is available under this loan.

As of March 31, 2012, we have an outstanding principal balance on our loan with GECC of $9.3 million, which is to be repaid over a period of 39 consecutive equal monthly installments. The loan accrues interest at a fixed rate of 11.71% per annum. No further borrowing is available under this note.

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

Foreign Currency Risk

We hold debt, may incur expenses, and may be owed milestones denominated in foreign currencies. The amount of debt owed, expenses incurred, or milestones owed to us will be impacted by fluctuations in these foreign currencies. When the U.S. dollar weakens against foreign currencies, the U.S. dollar value of the foreign-currency denominated debt, expense, and milestones increases, and when the U.S. dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated debt, expense, and milestones decreases. Consequently, changes in exchange rates will affect the amount we are required to repay on our €15.0 million loan from Servier and may affect our results of operations. Our loan from Servier was fully funded in January 2011, with the proceeds converting to approximately $19.5 million using the January 13, 2011 Euro to USD exchange rate.  At March 31, 2012, the €15.0 million outstanding principal balance under this loan agreement would have equaled approximately $20.0 million using the March 31, 2012 Euro to USD exchange rate. In May 2011, in order to manage our foreign currency exposure relating to our principal and interest payments on our loan from Servier, we entered into two foreign exchange option contracts to buy €15.0 million and €1.5 million on January 2016 and January 2014, respectively. Upfront premiums paid on these foreign exchange option contracts totaled $1.5 million and they had an aggregate fair value of $0.9 million at March 31, 2012. Our use of derivative financial instruments represents risk management; we do not enter into derivative financial contracts for trading purposes.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Vice President, Finance and Chief Financial Officer (our principal financial and principal accounting officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report in timely alerting them to material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings.

Changes in Internal Control

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, us and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of filed cases to seventy seven.  The cases have been consolidated as a coordinated proceeding.  All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs' treatment with RAPTIVA®.  Effective April 18, 2012, the parties entered into a Confidential Settlement Agreement that will result in the dismissal, with prejudice, of all but one of the cases pending in Alameda County Superior Court.  The one Alameda County case not included in this settlement agreement is Kilzer v. Genentech, Inc., et al, Case No. RG-10-502461.  Our agreement with Genentech provides for an indemnity of XOMA and payment of legal fees and funding of this settlement agreement by Genentech, which we believe is applicable to these matters.   We believe the claims against us to be without merit and intend to defend against them vigorously.

On August 4, 2010, a petition was filed in the District Court of Dallas County, Texas in a case captioned McCall v. Genentech, Inc., et al., No. 10-09544.  The defendants filed a Notice of Removal to the United States District Court for the Northern District of Texas on September 3, 2010.  The removed case is captioned McCall v. Genentech, Inc., et al., No. 3:10-cv-01747-B. The petition asserts personal injury claims against Genentech, us and others arising out of plaintiff’s treatment with RAPTIVA®.  Effective April 18, 2012, the parties entered into a Confidential Settlement Agreement that will result in the dismissal, with prejudice, of this case.  Our agreement with Genentech provides for an indemnity of XOMA and payment of legal fees and funding of this settlement agreement by Genentech, which we believe is applicable to these matters.

On January 7, 2011, a complaint was filed in the United States District Court for the Northern District of Texas in a case captioned Massa v. Genentech, Inc., et al., No. 4:11CV70. This complaint alleges the same claims against Genentech, us and others and seeks the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above.  Effective April 18, 2012, the parties entered into a Confidential Settlement Agreement that will result in the dismissal, with prejudice, of this case.  Our agreement with Genentech provides for an indemnity of XOMA and payment of legal fees and funding of this settlement agreement by Genentech, which we believe is applicable to these matters.

On January 11, 2011, a complaint was filed in the United States District Court for the District of Massachusetts in a case captioned Sylvia, et al. v. Genentech, Inc., et al., No. 1:11-cv-10054-MLW.  On June 13, 2011, a complaint was filed in the Supreme Court for the State of New York, Onondaga County.  Defendants removed the case to the United States District Court for the Northern District of New York on November 3, 2011.  These two complaints allege the same claims against Genentech, us and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above.  No trial date has been set in either case. Our agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which we believe is applicable to these matters. We believe the claims against us to be without merit and intend to defend against them vigorously.

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

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may:

●	terminate or delay clinical trials for one or more of our product candidates;
●	further reduce our headcount and capital or operating expenditures; or
●	curtail our spending on protecting our intellectual property.

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

Based on our cash reserves and anticipated spending levels, revenue from collaborations including our gevokizumab (formerly referred to as XOMA 052) collaboration agreement with Les Laboratoires Servier (“Servier”), funding from our loan agreements with Servier and General Electric Capital Corporation (“GECC”), our March 2012 public offering, biodefense contracts and licensing transactions and other sources of funding that we believe to be available, we believe that we have sufficient cash resources to meet our anticipated net cash needs into 2014.  Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period or otherwise have a material adverse impact on our ability to finance our continued operations.  If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs.  Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms.  As a result, we do not know when or whether:

●	operations will generate meaningful funds,

●	additional agreements for product development funding can be reached,

●	strategic alliances can be negotiated, or

●	adequate additional financing will be available for us to finance our own development on acceptable terms, or at all.

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

Volatility in the financial markets has also created liquidity problems in investments previously thought to bear a minimal risk.  For example, money market fund investors, including us, have in the past been unable to retrieve the full amount of funds, even in highly-rated liquid money market accounts, upon maturity.  Although as of March 31, 2012, we have received the full amount of proceeds from money market fund investments, an inability to retrieve funds from money market fund investments as they mature in the future could have a material and adverse impact on our business, results of operations and cash flows.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase.  While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since March 31, 2012, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.

Because all of our product candidates are still being developed, we have sustained losses in the past and we expect to sustain losses in the future.

We have experienced significant losses and, as of March 31, 2012, we had an accumulated deficit of $916.5 million.

For the three months ended March 31, 2012, we had a net loss of approximately $30.4 million or $0.69 per share of common stock (basic and diluted). For the three months ended March 31, 2011, we had a net loss of approximately $6.3 million or $0.22 per share of common stock (basic and diluted).

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

Many of our product candidates, including gevokizumab and XOMA 3AB, will require significant additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales.  This process is lengthy and expensive, often taking a number of years.  As clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly.  As a result, it is uncertain whether:

●	our future filings will be delayed,

●	our preclinical and clinical studies will be successful,

●	we will be successful in generating viable product candidates to targets,

●	we will be able to provide necessary additional data,

●	results of future clinical trials will justify further development, or

●	we will ultimately achieve regulatory approval for any of these product candidates.

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

●	testing,

●	manufacturing,

●	promotion and marketing, and

●	exporting.

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

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which none were issued and outstanding as of May 4, 2012, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock.  In April 2011, the 2,959 Series B convertible preference shares previously issued to Genentech were converted by Genentech into 254,560 shares of common stock.  In addition, we are authorized to issue, generally without stockholder approval, up to 92,666,666 shares of common stock, of which 68,083,980 were issued and outstanding as of May 4, 2012.  If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

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

In October 2010, we entered into an At Market Issuance Sales Agreement (the “2010 ATM Agreement”), with Wm Smith and McNicoll, Lewis & Vlak LLC (the “Agents”), under which we could sell shares of our common stock from time to time through the Agents, as our agents for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-148342) filed with the Securities and Exchange Commission (the “SEC”) on December 26, 2007 and declared effective by the SEC on May 29, 2008.  The Agents could sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker.  The Agents could also sell the shares in privately negotiated transactions, subject to our prior approval.  From the inception of the 2010 ATM Agreement through May 2011, we sold a total of 7.6 million shares of common stock under this agreement for aggregate gross proceeds of $34.0 million, including 0.8 million shares sold in 2011 for aggregate gross proceeds of $4.4 million.  In May 2011, the 2010 ATM Agreement expired by its terms, and there will be no further issuances under this facility.

On February 4, 2011, we entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”) with McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”), under which we may sell shares of our common stock from time to time through the MLV, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011 and amended on March 10, 2011, June 3, 2011 and January 3, 2012, which was most recently declared effective by the SEC on January 17, 2012.  MLV may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker.  MLV may also sell the shares in privately negotiated transactions, subject to our prior approval.  From the inception of the 2011 ATM Agreement through May 4, 2012, we sold a total of 7,572,327 shares of common stock under this agreement for aggregate gross proceeds of $14.6 million.

On March 9, 2012, we completed an underwritten public offering of 29,669,154 shares of our common stock, and accompanying warrants to purchase one half of a share of common stock for each share purchased, at a public offering price of $1.32 per share. Total gross proceeds from the offering were approximately $39.2 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $2.9 million. The warrants, which represent the right to acquire an aggregate of up to 14,834,577 shares of common stock, are immediately exercisable and have a five-year term and an exercise price of $1.76 per share.

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

There can be no assurance that the market price of our common stock will not decline below its present market price or that there will be an active trading market for our common stock.  The market prices of biotechnology companies have been and are likely to continue to be highly volatile.  Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price.  We have experienced significant volatility in the price of our common stock.  From January 1, 2011 through May 4, 2012, the share price of our common stock has ranged from a high of $7.71 to a low of $1.12.  Factors contributing to such volatility include, but are not limited to:

●	results of preclinical studies and clinical trials,

●	information relating to the safety or efficacy of products or product candidates,

●	developments regarding regulatory filings,

●	announcements of new collaborations,

●	failure to enter into collaborations,

●	developments in existing collaborations,

●	our funding requirements and the terms of our financing arrangements,

●	technological innovations or new indications for our therapeutic products and product candidates,

●	introduction of new products or technologies by us or our competitors,

●	sales and estimated or forecasted sales of products for which we receive royalties, if any,

●	government regulations,

●	developments in patent or other proprietary rights,

●	the number of shares issued and outstanding,

●	the number of shares trading on an average trading day,

●	announcements regarding other participants in the biotechnology and pharmaceutical industries, and

●	market speculation regarding any of the foregoing.

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

●
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

●
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

●
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

●
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

●
In December 2010, we also entered into a loan agreement with Servier, which provides for an advance of up to €15.0 million and was fully funded in January 2011 with the proceeds converting to approximately $19.5 million using the January 13, 2011 Euro to USD exchange rate.  This loan is secured by an interest in our intellectual property rights to all gevokizumab indications worldwide, excluding the U.S. and Japan.  The loan has a final maturity date in 2016; however, after a specified period prior to final maturity, the loan is required to be repaid (i) at Servier’s option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments we receive from any third party collaboration or development partner for rights to gevokizumab in the U.S. and/or Japan.  In addition, the loan becomes immediately due and payable upon certain customary events of default.  At March 31, 2012, the €15.0 million outstanding principal balance under this loan agreement would have equaled approximately $20.0 million using the March 31, 2012 Euro to USD exchange rate.

●
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

●
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

●
We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 60 companies.  As of May 4, 2012, we were aware of two antibody products manufactured using this technology that have received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular wet age-related macular degeneration and UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis.  In the third quarter of 2009, we sold our LUCENTIS® royalty interest to Genentech.  In the third quarter of 2010, we sold our CIMZIA® royalty interest.

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

Developments by others may render our products, product candidates, or technologies obsolete or uncompetitive.  Technologies developed and utilized by the biotechnology and pharmaceutical industries are continuously and substantially changing.  Competition in antibody-based technologies is intense and expected to increase in the future as a number of established biotechnology firms and large chemical and pharmaceutical companies advance in these fields.  Many of these competitors may be able to develop products and processes competitive with or superior to our own for many reasons, including that they may have:

●	significantly greater financial resources,

●	larger research and development and marketing staffs,

●	larger production facilities,

●	entered into arrangements with, or acquired, biotechnology companies to enhance their capabilities, or

●	extensive experience in preclinical testing and human clinical trials.

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

Gevokizumab

We, in collaboration with Servier, are developing gevokizumab, a potent anti-inflammatory monoclonal antibody targeting IL-1 beta.  Other companies are developing other products based on the same or similar therapeutic targets as gevokizumab and these products may prove more effective than gevokizumab.  We are aware that:

●
Novartis markets and is developing Ilaris® (canakinumab, ACZ885), a fully human monoclonal antibody that selectively binds to and neutralizes IL-1 beta. Since 2009, canakinumab has been approved in over 50 countries for the treatment of children and adults suffering from Cryopyrin-Associated Periodic Syndrome (“CAPS”).  Novartis has filed for regulatory approval of canakinumab in the U.S. and Europe for the treatment acute attacks in gouty arthritis. In August 2011, Novartis announced that the FDA had issued a Complete Response letter requesting additional information, including clinical data to evaluate the benefit risk profile of canakinumab in refractory gouty arthritis patients.  In September 2011, Novartis announced positive results of a pivotal Phase 3 trial of canakinumab in patients with systemic juvenile idiopathic arthritis and that it plans to seek regulatory approval for this indication in 2012. Novartis is also pursuing other diseases in which IL-1 beta may play a prominent role, such as systemic secondary prevention of cardiovascular events.

●
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

●
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

●
In February 2008, Regeneron Pharmaceuticals, Inc. (“Regeneron”) announced it had received marketing approval from the FDA for ARCALYST® (rilonacept) Injection for Subcutaneous Use, an interleukin-1 blocker or IL-1 Trap, for the treatment of CAPS, including Familial Cold Auto-inflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 and older.  In September 2009, Regeneron announced that rilonacept was approved in the European Union for CAPS.  In June 2010 and February 2011, Regeneron announced positive results of two Phase 3 clinical trials of rilonacept in gout.  In November 2011, Regeneron announced that the FDA had accepted for review Regeneron’s supplemental BLA for ARCALYST® for the prevention and treatment of gout. A meeting of an FDA advisory panel to review this supplemental BLA is scheduled for May 2012.

●
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

●
In June 2009, Cytos Biotechnology AG announced the initiation of an ascending dose Phase 1/2a study of CYT013-IL1bQb, a therapeutic vaccine targeting IL-1 beta, in Type 2 diabetes.  In 2010, this study was extended to include two additional groups of patients.

●
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

The ACE inhibitor market is highly genericized with all options being available generically.  We are aware that:

●
The number one product (based on annual sales) within the ACE inhibitor category is lisinopril, formerly marketed by Astra-Zeneca Pharmaceuticals LP under the brand ZESTRIL® and by Merck & Co. under the brand Prinivil®.

●
There are multiple options in the fixed-dose combination market combining ACE inhibitors with diuretics, and two options combining an ACE inhibitor with a calcium channel blocker.  Current options with a calcium channel blocker are benazepril/amlodipine, formerly marketed by Novartis Pharmaceuticals as Lotrel®, and trandolapril/verapamil, formerly marketed by Abbot Laboratories as Tarka®.

ACE inhibitors are a segment of the larger Renin Angiotensin Aldosterone System, or RAAS, market.  This market is comprised of ACE inhibitors and angiotensin receptor blockers (ARB).  Both classes act on the RAAS in different ways to control blood pressure.  We are aware that:

●
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

XOMA 3AB

We are also developing XOMA 3AB, a combination, or cocktail, of antibodies designed to neutralize the most potent of botulinum toxins.  Other companies are developing other products targeting botulism poisoning and these products may prove more effective than XOMA 3AB.  We are aware that:

●	Cangene Corporation has a contract with the U.S. Department of Health & Human Services, expected to be for $423.0 million, to manufacture and supply an equine heptavalent botulism anti-toxin.

●	Emergent BioSolutions, Inc. is currently in development of a botulism immunoglobulin candidate that may compete with our anti-botulinum neurotoxin monoclonal antibodies.

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

We may not be able to successfully operate in any foreign market.  We believe that, because the pharmaceutical industry is global in nature, international activities will be a significant part of our future business activities and that, when and if we are able to generate income, a substantial portion of that income will be derived from product sales and other activities outside the United States.  Foreign regulatory agencies often establish standards different from those in the United States, and an inability to obtain foreign regulatory approvals on a timely basis could put us at a competitive disadvantage or make it uneconomical to proceed with a product or product candidate’s development.  International operations and sales may be limited or disrupted by:

●	imposition of government controls,

●	export license requirements,

●	political or economic instability,

●	trade restrictions,

●	changes in tariffs,

●	restrictions on repatriating profits,

●	exchange rate fluctuations,

●	withholding and other taxation, and

●	difficulties in staffing and managing international operations.

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

We rely on patent protection, as well as a combination of copyright, trade secret, and trademark laws to protect our proprietary technology and prevent others from duplicating our products or product candidates.  However, these means may afford only limited protection and may not:

●	prevent our competitors from duplicating our products,

●	prevent our competitors from gaining access to our proprietary information and technology, or

●	permit us to gain or maintain a competitive advantage.

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

●
whether any pending or future patent applications held by us will result in an issued patent, or that if patents are issued to us, that such patents will provide meaningful protection against competitors or competitive technologies,

●
whether competitors will be able to design around our patents or develop and obtain patent protection for technologies, designs or methods that are more effective than those covered by our patents and patent applications, or

●
the extent to which our product candidates could infringe on the intellectual property rights of others, which may lead to costly litigation, result in the payment of substantial damages or royalties, and/or prevent us from using technology that is essential to our business.

We have established a portfolio of patents, both United States and foreign, related to our bacterial cell expression technology, including claims to novel promoter sequences, secretion signal sequences, compositions and methods for expression and secretion of recombinant proteins from bacteria, including immunoglobulin gene products.  Most of the more important European patents in our bacterial cell expression patent portfolio expired in July 2008 or earlier.

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

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, us and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of filed cases to seventy seven.  The cases have been consolidated as a coordinated proceeding.  All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs' treatment with RAPTIVA®.  Effective April 18, 2012, the parties entered into a Confidential Settlement Agreement that will result in the dismissal, with prejudice, of all but one of the cases pending in Alameda County Superior Court.  The one Alameda County case not included in this settlement agreement is Kilzer v. Genentech, Inc., et al, Case No. RG-10-502461.  Even though Genentech has agreed to indemnify us in connection with these matters, there can be no assurance that these or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

On August 4, 2010, a petition was filed in the District Court of Dallas County, Texas in a case captioned McCall v. Genentech, Inc., et al., No. 10-09544.  The defendants filed a Notice of Removal to the United States District Court for the Northern District of Texas on September 3, 2010.  The removed case is captioned McCall v. Genentech, Inc., et al., No. 3:10-cv-01747-B. The petition asserts personal injury claims against Genentech, us and others arising out of plaintiff’s treatment with RAPTIVA®.  Effective April 18, 2012, the parties entered into a Confidential Settlement Agreement that will result in the dismissal, with prejudice, of this case.  Even though Genentech has agreed to indemnify us in connection with these matters, there can be no assurance that these or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

On January 7, 2011, a complaint was filed in the United States District Court for the Northern District of Texas in a case captioned Massa v. Genentech, Inc., et al., No. 4:11CV70. This complaint alleges the same claims against Genentech, us and others and seeks the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above.  Effective April 18, 2012, the parties entered into a Confidential Settlement Agreement that will result in the dismissal, with prejudice, of this case.  Even though Genentech has agreed to indemnify us in connection with these matters, there can be no assurance that these or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

On January 11, 2011, a complaint was filed in the United States District Court for the District of Massachusetts in a case captioned Sylvia, et al. v. Genentech, Inc., et al., No. 1:11-cv-10054-MLW.  On June 13, 2011, a complaint was filed in the Supreme Court for the State of New York, Onondaga County.  Defendants removed the case to the United States District Court for the Northern District of New York on November 3, 2011.  These two complaints allege the same claims against Genentech, us and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above.  No trial date has been set in either case. Even though Genentech has agreed to indemnify us in connection with these matters, there can be no assurance that these or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

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

Our research, product development and business efforts could be adversely affected by the loss of one or more key members of our scientific or management staff, particularly our executive officers: John Varian, our Chief Executive Officer; Patrick J. Scannon, M.D., Ph.D., our Executive Vice President and Chief Scientific Officer; Fred Kurland, our Vice President, Finance and Chief Financial Officer; Christopher J. Margolin, our Vice President, General Counsel and Secretary; and Paul D. Rubin, M.D., our Senior Vice President, Research and Development and Chief Medical Officer.  We currently have no key person insurance on any of our employees.

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

We have pursued and may continue to pursue a number of initiatives to reduce costs of our operations. In January 2012, we implemented a workforce reduction of approximately 34% in order to improve our cost structure. This workforce reduction resulted primarily from our decisions to utilize a contract manufacturing organization for Phase 3 and commercial antibody production and to eliminate internal research functions that are non-differentiating or that can be obtained cost-effectively by contract service providers. As a result, we expect to reduce ongoing internal spending by approximately $14 million in 2012 compared to the 2011 level.  In the first quarter of 2012, as a result of our streamlining of operations, we incurred restructuring and related severance costs totaling approximately $3.8 million, of which $2.1 million were cash charges. For the remainder of 2012, we expect to incur an additional $2.1 million in restructuring and severance costs, of which $1.4 million are expected to result in cash charges.

We may not realize some or all of the expected benefits of our current and future initiatives to reduce costs. In addition to restructuring or other charges, we may experience disruptions in our operations as a result of these initiatives.

Because we are a relatively small biopharmaceutical company with limited resources, we may not be able to attract and retain qualified personnel.

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise.  We had approximately 157 employees as of May 4, 2012. We may require additional experienced executive, accounting, research and development, legal, administrative and other personnel from time to time in the future.  There is intense competition for the services of these personnel, especially in California.  Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future.  If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

Calamities, power shortages or power interruptions at our Berkeley headquarters and manufacturing facility could disrupt our business and adversely affect our operations.

Our principal operations are located in Northern California, including our corporate headquarters and manufacturing facility in Berkeley, California.  This location is in an area of seismic activity near active earthquake faults.  Any earthquake, terrorist attack, fire, power shortage or other calamity affecting our facilities may disrupt our business and could have material adverse effect on our business and results of operations.

We have a significant stockholder, which may limit other stockholders’ ability to influence corporate matters and may give rise to conflicts of interest.

Entities controlled by Felix J. Baker and Julian C. Baker beneficially own approximately 30.6% of our outstanding common stock as of May 4, 2012.  Accordingly, these entities may exert significant influence over us and any action requiring the approval of the holders of our stock, including the election of directors and approval of significant corporate transactions. We have agreed to allow a representative of these investors to receive information and attend meetings of our board of directors as an observer. These entities have indicated that they may be interested in nominating a member of our board of directors at some future date, but that no decision has been made on whether or not to make such a request.  Furthermore, conflicts of interest could arise in the future between us, on the one hand, and these entities, on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters.

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

●
require certain procedures to be followed and time periods to be met for any stockholder to propose matters to be considered at annual meetings of stockholders, including nominating directors for election at those meetings; and

●
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit
Number

31.1	Certification of John Varian, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Fred Kurland, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of John Varian, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Fred Kurland, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated May 8, 2012, furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Corporation

Date: May 8, 2012	By:	/s/ JOHN VARIAN
John Varian
Chief Executive Officer (principal executive officer) and
Director

Date: May 8, 2012	By:	/s/ FRED KURLAND
Fred Kurland
Vice President, Finance and Chief Financial Officer
(principal financial and principal accounting officer)