Form 10-Q
period 2012-06-30
XOMA Corp
filed 2012-08-07
CIK 791908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2012
Common Stock, $0.0075 par value	68,192,351

XOMA Corporation
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

XOMA Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$54,917	$48,344
Short-term investments	11,993	-
Trade and other receivables, net	6,386	12,332
Prepaid expenses and other current assets	1,423	2,019
Total current assets	74,719	62,695
Property and equipment, net	9,316	12,709
Other assets	1,882	2,632
Total assets	$85,917	$78,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,799	$2,128
Accrued and other liabilities	7,866	10,012
Deferred revenue	4,566	5,695
Interest bearing obligation – current	2,796	2,796
Total current liabilities	18,027	20,631
Deferred revenue – long-term	6,876	7,539
Interest bearing obligations – long-term	32,677	33,524
Contingent warrant liabilities	23,293	379
Other liabilities - long term	1,181	952
Total liabilities	82,054	63,025

Stockholders’ equity:
Preferred stock, $0.05 par value, 1,000,000 shares authorized	-	-
Common stock, $0.0075 par value, 92,666,666 shares authorized, 68,107,116 and 35,107,007 shares outstanding at June 30, 2012 and December 31, 2011, respectively	511	263
Additional paid-in capital	935,980	900,801
Accumulated comprehensive income	5	-
Accumulated deficit	(932,633)	(886,053)
Total stockholders’ equity	3,863	15,011
Total liabilities and stockholders’ equity	$85,917	$78,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

XOMA Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
License and collaborative fees	$2,525	$6,039	$3,538	$11,866
Contract and other	6,181	10,486	15,026	20,254
Net product sales	569	-	576	-
Total revenues	9,275	16,525	19,140	32,120

Operating expenses:
Research and development	18,441	18,281	34,211	35,628
Selling, general and administrative	3,567	6,113	8,246	11,483
Restructuring	676	-	4,453	-
Cost of sales	81	-	82	-
Total operating expenses	22,765	24,394	46,992	47,111

Loss from operations	(13,490)	(7,869)	(27,852)	(14,991)

Other income (expense):
Interest expense	(1,025)	(634)	(2,068)	(1,166)
Other income (expense)	542	(86)	(122)	(1,144)
Revaluation of contingent warrant liabilities	(2,182)	459	(16,538)	2,850
Net loss before taxes	(16,155)	(8,130)	(46,580)	(14,451)

Provision for income tax expense	-	-	-	(15)

Net loss	$(16,155)	$(8,130)	$(46,580)	$(14,466)

Basic and diluted net loss per share of common stock	$(0.24)	$(0.27)	$(0.83)	$(0.49)

Shares used in computing basic and diluted net loss per share of common stock	68,087	29,889	56,221	29,536

Other comprehensive loss:
Comprehensive loss	$(16,150)	$(8,129)	$(46,575)	$(14,465)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(46,580)	$(14,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,419	2,702
Common stock contribution to 401(k)	1,134	1,046
Stock-based compensation expense	1,246	4,056
Accrued interest on interest bearing obligations	611	495
Revaluation of contingent warrant liabilities	16,538	(2,850)
Restructuring charge related to long-lived assets	2,081	-
Amortization of debt discount, final payment fee on debt, and debt issuance costs	939	661
Unrealized (gain) loss on foreign currency exchange	(383)	1,876
Unrealized loss (gain) on foreign exchange options	611	(156)
Other non-cash adjustments	9	11
Changes in assets and liabilities:
Trade and other receivables, net	5,851	9,805
Prepaid expenses and other assets	706	(1,601)
Accounts payable and accrued liabilities	(1,594)	(2,505)
Deferred revenue	(1,793)	(12,382)
Other liabilities	(62)	(25)
Net cash used in operating activities	(18,267)	(13,333)

Cash flows from investing activities:
Purchases of investments	(11,990)	-
Net purchase of property and equipment	(1,121)	(2,253)
Net cash used in investing activities	(13,111)	(2,253)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	39,426	9,910
Proceeds from issuance of long-term debt	(47)	20,102
Principal payments of debt	(1,428)	-
Net cash provided by financing activities	37,951	30,012

Effect of exchange rate changes on cash	-	(573)
Net increase in cash and cash equivalents	6,573	14,426
Cash and cash equivalents at the beginning of the period	48,344	37,304
Cash and cash equivalents at the end of the period	$54,917	$51,157

Supplemental Cash Flow Information:
Cash paid for:
Interest	$466	$-
Income taxes	$-	$15
Non-cash investing and financing activities:
Discount on long-term debt	$-	$(8,899)
Issuance of contingent warrant liabilities	$6,376	$-
Interest added to principal balances on long-term debt	$598	$170

  The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Description of Business

XOMA Corporation (“XOMA” or the “Company”), a Delaware corporation, combines a portfolio of late-stage clinical programs and research activities to develop innovative therapeutic antibodies with its recently launched commercial operations.  XOMA focuses its scientific research on allosteric modulation, which offers opportunities for new classes of therapeutic antibodies to treat a wide range of human diseases.  XOMA is developing its lead product gevokizumab (IL-1 beta modulating antibody) with Les Laboratoires Servier (“Servier”) through a global Phase 3 program and ongoing proof-of-concept studies in other IL-1-mediated diseases. XOMA’s scientific research also has produced the XMet platform, which consists of three classes of preclinical antibodies, including Selective Insulin Receptor Modulators that could offer new approaches in the treatment of diabetes.  In order to retain significant value from its scientific discoveries, XOMA initiated commercial operations in January 2012 through the licensing of U.S. commercial rights to Servier’s ACEON® (perindopril erbumine) and certain U.S. rights to a patent-protected portfolio of fixed dose combination (“FDC”) product candidates where perindopril is combined with other active ingredients to treat cardiovascular disease. XOMA has the right to develop and commercialize one of these product candidates and options to develop and commercialize two more product candidates, all for the U.S. market.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of June 30, 2012, the consolidated results of the Company’s operations and the Company’s cash flows for the three and six months ended June 30, 2012 and 2011. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

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

Reclassifications

Certain reclassifications of prior period amounts have been made to the financial statements and accompanying notes to conform to the current period presentation. Prior period presentation of contingent warrant liabilities has been reclassified from current liabilities to long-term liabilities based on the contingent nature of these obligations. These contingent warrant liabilities represent a conditional obligation of the Company to repurchase certain warrants for cash in the event of a change in control. In addition, gain or loss on revaluation of the contingent warrant liabilities included in the other income (expense) line of the condensed consolidated statements of comprehensive loss in the prior period has been reclassified to the revaluation of contingent warrant liabilities line of the condensed consolidated statements of comprehensive loss. These reclassifications had no impact on the Company’s previously reported net loss or cash flows.

Long-lived Assets

The Company reviews the carrying values and depreciation estimates of its long-lived assets whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the estimated future net cash flows expected to result from the use of an asset is less than its carrying amount. Long-lived assets include property and equipment and building and leasehold improvements. During the three and six months ended June 30, 2012, the Company recorded accelerated depreciation of $0.4 million and $1.3 million, respectively, on long-lived assets in connection with the Company’s 2012 streamlining plan. During the first quarter of 2012, the Company recorded an impairment loss of $0.8 million. The Company did not book an impairment loss in the second quarter of 2012. See Note 6: Streamlining and Restructuring Charges for additional disclosure on the 2012 streamlining plan.

Concentration of Risk

Cash equivalents, short-term investments and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents such as money market funds. The Company has not encountered such issues during 2012.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the six months ended June 30, 2012, two customers represented 41% and 37% of total revenue and 42% and 50% of the accounts receivable balance.

For the six months ended June 30, 2011, these two customers represented 57% and 38% of total revenues. As of December 31, 2011, there were receivables outstanding from these two customers representing 57% and 43% of the accounts receivable balance.

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

Potentially dilutive securities are excluded from the calculation of loss per share if their inclusion is anti-dilutive. The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Common stock options and restricted stock units	5,121	3,833	5,566	3,711
Convertible preferred stock	-	17	-	135
Warrants for common stock	16,702	1,607	11,079	1,607
Total	21,823	5,457	16,645	5,453

For the three and six months ended June 30, 2012 and 2011, all outstanding securities were considered anti-dilutive, and therefore the calculations of basic and diluted net loss per share were the same.

Cash and Cash Equivalents

At June 30, 2012 cash equivalents consisted of demand deposits of $9.9 million, money market funds of $30.0 million, and U.S. treasury securities of $15.0 million with maturities of less than 90 days at the date of purchase. At December 31, 2011, cash equivalents consisted of demand deposits of $21.1 million and money market funds of $27.2 million with maturities of less than 90 days at the date of purchase.

Short-term Investments

At June 30, 2012, short-term investments consisted of U.S. treasury securities of $12.0 million with maturities of less than one year from the date of purchase. At December 31, 2011, the Company did not have short-term investments.

Foreign Exchange Options

The Company holds debt and may incur expenses denominated in foreign currencies, which exposes it to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and the Euro. The Company is required to make principal and accrued interest payments in Euros on its €15.0 million loan from Servier (See Note 7: Long-Term Debt and Other Financings). In order to manage its foreign currency exposure related to these payments, in May 2011, the Company entered into two foreign exchange option contracts to buy €1.5 million and €15.0 million on January 2014 and January 2016, respectively. By having these option contracts in place, the Company’s foreign exchange rate risk is reduced if the U.S. dollar weakens against the Euro. However, if the U.S. dollar strengthens against the Euro, the Company is not required to exercise these options, but will not receive any refund on premiums paid.

Upfront premiums paid on these foreign exchange option contracts totaled $1.5 million. The fair values of these option contracts are revalued at each reporting period and are estimated based on pricing models using readily observable inputs from actively quoted markets. The fair values of these option contracts are included in other assets on the condensed consolidated balance sheet and changes in fair value on these contracts are included in other income (expense) on the condensed consolidated statements of comprehensive loss.

The foreign exchange options were revalued at June 30, 2012 and had an aggregate fair value of $0.6 million. The Company recognized losses for the three and six months ended June 30, 2012 of $0.3 million and $0.6 million, respectively, as a result of the revaluation.

Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Accrued payroll and other benefits	$2,306	$3,007
Accrued management incentive compensation	1,894	4,096
Accrued clinical trial costs	1,927	140
Accrued severance payments	403	1,207
Other	1,336	1,562
Total	$7,866	$10,012

Contingent Warrant Liabilities

In March 2012, in connection with an underwritten offering, the Company issued five-year warrants to purchase 14,834,577 shares of XOMA’s common stock at an exercise price of $1.76 per share. These warrants contain provisions that are contingent on the remote occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company is required to account for the warrants issued in March 2012 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At issuance, the fair value of the warrant liability was estimated to be $6.4 million using the Black-Scholes Model. The Company revalued the warrant liability at June 30, 2012 using the Black-Scholes Model and recorded increases in the fair value of $2.2 million and $16.9 million for the three and six months ended June 30, 2012, respectively, as losses in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of comprehensive loss. As of June 30, 2012, 14,829,167 of these warrants were outstanding and had a fair value of $23.3 million. This increase in liability is primarily due to the excess of the market value of the Company’s common stock at June 30, 2012 compared to the warrant exercise price. See Note 4: Fair Value Measurements for further disclosure regarding the fair value of this warrant liability.

In February 2010, in connection with an underwritten offering, the Company issued five-year warrants to purchase 1,260,000 shares of XOMA’s common stock at an exercise price of $10.50 per share. These warrants contain provisions that are contingent on the remote occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company is required to account for the warrants issued in February 2010 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At December 31, 2011, the fair value of the warrant liability was estimated to be $0.3 million using the Black-Scholes Model. At March 31, 2012, the Company changed its expected volatility assumption in the Black-Scholes Model from an estimate of volatility based on historical stock price volatility observed on XOMA’s underlying stock to a volatility estimate based on the volatility implied from warrants issued by XOMA in recent private placement transactions. The Company revalued the warrant liability at June 30, 2012 using the Black-Scholes Model and recorded a decrease in the fair value of $0.3 million for the six months ended June 30, 2012 as a gain in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of comprehensive loss. As of June 30, 2012, all of these warrants were outstanding. See Note 4: Fair Value Measurements for further disclosure regarding the fair value of this warrant liability.

In June 2009, the Company issued warrants to certain institutional investors as part of a registered direct offering. The warrants represent the right to acquire an aggregate of up to 347,826 shares of XOMA’s common stock over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share. These warrants contain provisions that are contingent on the remote occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company is required to account for the warrants issued in June 2009 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At December 31, 2011, the fair value of the warrant liability was estimated to be $0.1 million using the Black-Scholes Model. At March 31, 2012, the Company changed its expected volatility assumption in the Black-Scholes Model from an estimate of volatility based on historical stock price volatility observed on XOMA’s underlying stock to a volatility estimate based on the volatility implied from warrants issued by XOMA in recent private placement transactions. The Company revalued the warrant liability at June 30, 2012 using the Black-Scholes Model and recorded a decrease in the fair value of $0.1 million for the six months ended June 30, 2012 as a gain in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of comprehensive loss. As of June 30, 2012, all of these warrants were outstanding. See Note 4: Fair Value Measurements for further disclosure regarding the fair value of this warrant liability.

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

Level 3 – Unobservable inputs.

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

Financial assets and liabilities carried at fair value as of June 30, 2012 and December 31, 2011 were classified as follows (in thousands):

	Fair Value Measurements at June 30, 2012 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$30,036	$-	$-	$30,036
U.S. treasury securities (1)	26,992	-	-	26,992
Foreign exchange options	-	591	-	591
Total	$57,028	$591	$-	$57,619

Liabilities:
Contingent warrant liabilities	$-	$-	$23,293	$23,293

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$27,222	$-	$-	$27,222
Foreign exchange options	-	1,202	-	1,202
Total	$27,222	$1,202	$-	$28,424

Liabilities:
Contingent warrant liabilities	$-	$-	$379	$379

(1)	Included in cash and cash equivalents

The fair value of the foreign exchange options at June 30, 2012 and December 31, 2011 was determined using readily observable market inputs from actively quoted markets obtained from various third-party data providers. These inputs, such as spot rate, forward rate and volatility have been derived from readily observable market data, meeting the criteria for Level 2 in the fair value hierarchy.

The fair value of the contingent warrant liabilities was determined at June 30, 2012 and December 31, 2011 using the Black-Scholes Model, which requires inputs such as the expected term of the warrants, volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. At March 31, 2012, the Company changed its expected volatility assumption in the Black-Scholes Model from an estimate of volatility based on historical stock price volatility observed on XOMA’s underlying stock to a volatility estimate based on the volatility implied from warrants issued by XOMA in recent private placement transactions. A market-based volatility rate was determined to be a more precise indicator for the fair value calculation of the Company’s warrants.

The fair value of the contingent warrant liabilities was estimated using the following range of assumptions at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Expected volatility	40%	102.1% - 103.2%
Risk-free interest rate	0.3% - 0.7%	0.4%
Expected term	2.4 - 4.7 years	2.9 - 3.1 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2012 (in thousands):

Contingent warrant liabilities	June 30, 2012
Balance at December 31, 2011	$379
Initial fair value of warrants issued in March 2012	6,390
Reclassification of contingent warrant liability to equity upon exercise of warrants	(14)
Net increase in fair value of contingent warrant liabilities upon revaluation	16,538
Balance at June 30, 2012	$23,293

For the three and six months ended June 30, 2012, the Company recognized net increases of $2.2 million and $16.5 million, respectively, in the estimated fair value of the contingent warrant liabilities resulting in recognized losses in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of comprehensive loss.

For the three and six months ended June 30, 2011, the Company recognized net decreases of $0.5 million and $2.9 million, respectively, in the estimated fair value of the contingent warrant liabilities resulting in recognized gains in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of comprehensive loss.

5.  Licensing, Collaborative and Other Arrangements

Servier – U.S. Perindopril Franchise

On January 17, 2012, the Company announced that it had acquired certain U.S. rights to a portfolio of antihypertensive products from Servier. The portfolio includes ACEON (perindopril erbumine), a currently marketed angiotensin converting enzyme (“ACE”) inhibitor, and three FDC product candidates where a form of proprietary perindopril (perindopril arginine) is combined with another active ingredient(s), such as a calcium channel blocker. The Company assumed commercialization activities for ACEON in January 2012 following the transfer from Servier’s previous licensee.  In late February 2012, the Company initiated enrollment in a Phase 3 trial for perindopril arginine and amlodipine besylate, the first FDC product candidate (“FDC1”). The trial, named PATH (Perindopril Amlodipine for the Treatment of Hypertension), is expected to enroll approximately 816 patients with hypertension to determine the safety and efficacy of FDC1 versus either perindopril or amlodipine alone. Based on regulatory interaction to date, if the trial generates positive results, it is expected to be the only efficacy trial needed to complement existing clinical data and will support the submission of an application to the FDA seeking approval for FDC1. Partial funding for the PATH trial was provided by Servier; the balance of study expenses, consisting primarily of costs generated by the Company’s contract research organization, are expected to be paid over time from the profits generated by the Company’s ACEON sales.

In connection with the original agreement, the Company paid a $1.5 million license fee to Servier in the third quarter of 2010. The Company also is required to pay a royalty on ACEON sales at a rate that is tiered based on sales levels and ranges from a mid-single digit to a mid-teen percentage rate. If approved, the Company also will pay a royalty on sales of the FDC product candidates in the mid-teen percentage rate. The FDC royalty rate is subject to reduction in the event of generic competition or if other intellectual property rights are required. The Company may be required to pay the following milestones: development milestones aggregating $8.5 million (assuming the Company exercises its options on the additional FDC product candidates) and sales milestones of up to an aggregate $15.1 million, in each case for all of the FDC product candidates. The Company also may be required to make certain additional payments if the FDC product candidates receive FDA approval but certain minimum sales levels are not reached. The Company generally will be responsible for its development and commercialization expenses, but Servier has agreed to partially fund development of FDC1.

6.  Streamlining and Restructuring Charges

In January 2012, the Company implemented a streamlining of operations, which resulted in a restructuring plan designed to sharpen its focus on value-creating opportunities led by gevokizumab and its unique antibody discovery and development capabilities. The restructuring plan included a reduction of XOMA’s personnel by 84 positions, or 34%, of which 52 were eliminated immediately and the remainder eliminated as of April 6, 2012. These staff reductions resulted primarily from the Company’s decisions to utilize a contract manufacturing organization for Phase 3 and commercial antibody production, and to eliminate internal research functions that are non-differentiating or that can be obtained cost effectively by contract service providers.

During the six months ended June 30, 2012, in connection with this streamlining of operations, the Company recorded charges of $2.1 million, related to severance, other termination benefits and outplacement services. The Company does not expect to incur additional restructuring charges during the remainder of 2012 related to severance, other termination benefits and outplacement services.

In 2012, the Company plans to vacate and sublease leased facilities, which housed its large scale manufacturing operations and associated quality functions. During the three and six months ended June 30, 2012, the Company recorded charges of $0.3 million related to moving and other facility costs in connection with the exit of these buildings. The Company does not expect to incur any significant restructuring charges during the remainder of 2012 in connection with lease payments for these buildings as it expects that these payments will be offset by future sublease income.

The Company performed an impairment analysis of property and equipment and leasehold improvements related to its manufacturing operations. Since the estimated undiscounted future cash inflows from a certain group of assets were less than the carrying value, the Company determined that these assets were impaired and recorded a restructuring charge of $0.8 million during the first quarter of 2012. Further, the Company changed the useful life of certain property and equipment and leasehold improvements impacted by its plans to vacate two leased buildings. As a result, the Company recorded accelerated depreciation of $0.4 million and $1.3 million during the three and six months ended June 30, 2012, respectively, as restructuring charges. Subsequent to June 30, 2012, the Company entered into a sublease for these buildings and does not expect to incur additional restructuring charges during the remainder of 2012 related to the accelerated depreciation of property and equipment and leasehold improvements.

The current and long-term portions of the outstanding restructuring liabilities are included in accrued and other liabilities and other liabilities – long-term on the condensed consolidated balance sheets and are based upon restructuring charges recognized as of June 30, 2012 and December 31, 2011 in connection with the Company’s restructuring plans. As of June 30, 2012, the components of these liabilities are shown below (in thousands):

	Employee Severance and Other Benefits	Facility Charges (1)	Asset Impairment and Accelerated Depreciation (2)	Total
Balance at December 31, 2011	$-	$162	$-	$162
Restructuring charges	2,051	321	2,081	4,453
Cash payments	(2,051)	(369)	-	(2,420)
Adjustments	-	(8)	(2,081)	(2,089)
Balance at June 30, 2012	$-	$106	$-	$106

(1)	Includes moving and relocation costs, and lease payments offset by sublease payments.
(2)
Restructuring charges include non-cash impairments and accelerated depreciation of property and equipment and leasehold improvements; however, these amounts are not included in the restructuring accrual.

The restructuring charges the Company expects to incur in connection with the 2012 streamlining of operations are subject to various assumptions, and actual results may differ.

7.  Long-Term Debt and Other Financings

Long-Term Debt

Novartis Note

In May 2005, the Company executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June 2015. Under this note agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.74% at June 30, 2012, and is payable semi-annually in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50 million. The Company has made this election for all interest payments thus far. Loans under the note agreement are secured by the Company’s interest in the collaboration with Novartis, including any payments owed to it thereunder.

At June 30, 2012 and December 31, 2011, the outstanding principal balance under this note agreement was $14.2 million and $14.0 million, respectively. Pursuant to the terms of the arrangement as restructured in November 2008, the Company will not make any additional borrowings under the Novartis note. Due to the structure of the secured note agreement with Novartis and since there is no liquid market for this obligation, there is no practical method to estimate fair value of this long-term debt.

Servier Loan

In December 2010, in connection with the license and collaboration agreement entered into with Servier, the Company executed a loan agreement with Servier, which provided for an advance of up to €15 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million. The loan is secured by an interest in XOMA’s intellectual property rights to all gevokizumab indications worldwide, excluding certain rights in the United States and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate for the initial interest period was 3.22%. The interest rate was reset to 3.83% for the six-month period from July 2011 through January 2012, 3.54% for the six-month period from January 2012 through July 2012, and 2.80% for the six-month period from July 2012 through January 2013. Interest is payable semi-annually; however, the loan agreement provides for a deferral of interest payments over a period specified in the agreement. During the deferral period, accrued interest will be added to the outstanding principal amount for the purpose of interest calculation for the next six-month interest period. On the repayment commencement date, all unpaid and accrued interest shall be paid to Servier and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. The loan matures in 2016; however, after a specified period prior to final maturity, the loan is to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under the Company’s collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments the Company receives from any third-party collaboration or development partner for rights to gevokizumab in the United States and/or Japan.  In addition, the loan becomes immediately due and payable upon certain customary events of default. At June 30, 2012 and December 31, 2011, the outstanding principal balance under this loan was $18.9 million and $19.4 million, respectively, using the Euro to U.S. dollar exchange rate at each such date. For the three and six months ended June 30, 2012, the Company recorded unrealized foreign exchange gains of $1.1 million and $0.5 million, respectively, related to the re-measurement of the loan, compared to recorded unrealized losses of $0.5 million and $2.1 million, for the same periods in 2011.

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

The loan discount is amortized under the effective interest method over the expected five-year life of the loan.  The Company recorded non-cash interest expense of $0.3 million and $0.7 million in the three and six months ended June 30, 2012, respectively, and $0.4 million and $0.7 million in the three and six months ended June 30, 2011, respectively, resulting from the amortization of the loan discount. At June 30, 2012 and December 31, 2011, the net carrying value of the loan was $12.8 million and $12.5 million, respectively. For the three and six months ended June 30, 2012, the Company recorded unrealized foreign exchange losses of $0.4 million and $0.2 million, respectively, related to the re-measurement of the loan discount. For the three and six months ended June 30, 2011, the Company recorded an unrealized foreign exchange gain of $0.2 million related to the re-measurement of the loan discount.

The Company believes that realization of the benefit and the associated deferred revenue is contingent on the loan remaining outstanding over the five-year contractual term of the loan. If the Company were to stop providing service under the collaboration arrangement and the arrangement is terminated, the maturity date of the loan would be accelerated and a portion of measured benefit would not be realized. As the realization of the benefit is contingent, in part, on the provision of future services, the Company is recognizing the deferred revenue over the expected five-year life of the loan. The deferred revenue is amortized under the effective interest method, and the Company recorded $0.3 million and $0.7 million of related non-cash revenue during the three and six months ended June 30, 2012, respectively, and $0.4 million and $0.7 million during the three and six months ended June 30, 2011, respectively.

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

The Company may voluntarily prepay the Term Loan in full, but not in part, and any voluntary and certain mandatory prepayments are subject to a prepayment premium of 3% in the first year of the loan, 2% in the second year and 1% thereafter, although mandatory prepayments in connection with entering into certain exclusive licenses, granting certain negative pledges or incurring certain collaboration-related indebtedness will not be subject to such prepayment premium.  The Company will also be required to pay the Final Payment Fee in connection with any voluntary or mandatory prepayment. At June 30, 2012 and December 31, 2011, the outstanding principal balance under the Loan Agreement was $8.6 million and $10.0 million respectively.

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

Interest Expense

Interest expense for the Servier loan, GECC loan and Novartis note are shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest expense
Servier loan	$509	$538	$1,025	$980
GECC term loan	406	-	823	-
Novartis note	99	85	199	169
Other	11	11	21	17
Total interest expense	$1,025	$634	$2,068	$1,166

Other Financings

ATM Agreement

On February 4, 2011, the Company entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”), with McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”), under which it may sell shares of its common stock from time to time through the MLV, as the agent for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under the Company’s registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011 and amended on March 10, 2011, June 3, 2011 and January 3, 2012, which was most recently declared effective by the SEC on January 17, 2012. MLV may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the Company’s common stock or to or through a market maker. MLV may also sell the shares in privately negotiated transactions, subject to the Company’s prior approval. From the inception of the 2011 ATM Agreement through June 30, 2012, the Company sold a total of 7,572,327 shares of common stock under this agreement for aggregate gross proceeds of $14.6 million, including 2,285,375 shares of common stock sold in the first half of 2012 for aggregate gross proceeds of $3.3 million. Total offering expenses incurred related to sales under the 2011 ATM Agreement from inception to June 30, 2012, were $0.4 million, including $0.1 million incurred in the first half of 2012.

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

8.  Income Taxes

The Company did not recognize any income tax expense for the three and six months ended June 30, 2012 and income tax expense was not material for the three and six months ended June 30, 2011. The Company’s effective tax rate will fluctuate from period to period due to several factors inherent in the nature of the Company’s operations and business transactions. The factors that most significantly impact this rate include the variability of licensing transactions in foreign jurisdictions.

9.  Stock-based Compensation

In the first half of 2012, the Board of Directors of the Company approved grants under the Long Term Incentive Plan for an aggregate of 1,043,550 stock options and an aggregate of 391,765 restricted stock units (“RSUs”) to certain employees and directors of the Company. The options vest monthly over four years for employees and one year for directors and the RSUs vest annually over three years in equal increments.

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

The fair value of stock-based awards was estimated based on the following weighted average assumptions for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Dividend yield	0%	0%	0%	0%
Expected volatility	92%	87%	92%	87%
Risk-free interest rate	0.72%	1.76%	1.02%	1.87%
Expected term	5.6 years	5.6 years	5.6 years	5.3 years

Stock option activity for the six months ended June 30, 2012 was as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2011	5,053,435	$12.55	6.89	$-
Granted	1,043,550	1.54
Exercised	(49,864)	1.69
Forfeited, expired or cancelled	(337,522)	20.18
Options outstanding at June 30, 2012	5,709,599	$10.18	7.26	$2,790
Options exercisable at June 30, 2012	3,745,862	$13.79	6.54	$1,152

The valuation of RSUs is determined at the date of grant using the closing stock price. To establish an estimate of forfeiture rate, the Company considers its historical experience of forfeitures and terminations.

Unvested RSU activity for the six months ended June 30, 2012 is summarized below:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested balance at December 31, 2011	903,874	$1.69
Granted	391,765	1.42
Vested	(9,231)	1.69
Forfeited	(181,030)	1.69
Unvested balance at June 30, 2012	1,105,378	$1.59

The following table shows total stock-based compensation expense included in the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research and development	$295	$885	$680	$1,946
Selling, general and administrative	277	1,399	566	2,110
Total stock-based compensation expense	$572	$2,284	$1,246	$4,056

10.  Legal Proceedings, Commitments and Contingencies

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, the Company and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of filed cases to seventy seven. The cases have been consolidated as a coordinated proceeding. All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs' treatment with RAPTIVA. Effective April 18, 2012, the parties entered into a Confidential Settlement Agreement that will result in the dismissal, with prejudice, of all but one of the cases pending in Alameda County Superior Court. The one Alameda County case not included in this settlement agreement is Kilzer v. Genentech, Inc., et al, Case No. RG-10-502461 (the “Kilzer case”). On July 23, 2012, the Court granted our motion for summary judgment in the Kilzer case and dismissed that case with prejudice. The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees and funding of this settlement agreement by Genentech, which the Company believes is applicable to these matters.  The Company believes the claims against it to be without merit and intends to defend against them vigorously.

On August 4, 2010, a petition was filed in the District Court of Dallas County, Texas in a case captioned McCall v. Genentech, Inc., et al., No. 10-09544. The defendants filed a Notice of Removal to the U.S. District Court for the Northern District of Texas on September 3, 2010. The removed case is captioned McCall v. Genentech, Inc., et al., No. 3:10-cv-01747-B. The petition asserts personal injury claims against Genentech, the Company and others arising out of plaintiff’s treatment with RAPTIVA. Effective April 18, 2012, the parties entered into a Confidential Settlement Agreement. On May 17, 2012, the Court entered an Order dismissing this case with prejudice. The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees and funding of this settlement agreement by Genentech, which the Company believes is applicable to these matters.

On January 7, 2011, a complaint was filed in the U.S. District Court for the Northern District of Texas in a case captioned Massa v. Genentech, Inc., et al., No. 4:11CV70. This complaint alleges the same claims against Genentech, the Company and others and seeks the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above. Effective April 18, 2012, the parties entered into a Confidential Settlement Agreement. On July 11, 2012, the Court entered an Order dismissing this case with prejudice. The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees and funding of this settlement agreement by Genentech, which the Company believes is applicable to these matters.

On January 11, 2011, a complaint was filed in the U.S. District Court for the District of Massachusetts in a case captioned Sylvia, et al. v. Genentech, Inc., et al., No. 1:11-cv-10054-MLW. On June 13, 2011, a complaint was filed in the Supreme Court for the State of New York, Onondaga County. Defendants removed the case to the U.S. District Court for the Northern District of New York on November 3, 2011. These two complaints allege the same claims against Genentech, the Company and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above. No trial date has been set in either case. The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to these matters. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

On April 8, 2011, four complaints were filed in the U.S. District Court for the Eastern District of Michigan. The cases are captioned:  Muniz v. Genentech, et al., 5:11-cv-11489-JCO-RSW; Tifenthal v. Genentech, et al., 2:11-cv-11488-DPH-LJM; Blair v. Genentech, et al., 2:11-cv-11463-SFC-MJH; and Marsh v. Genentech, et al., 2:11-cv-11462-RHC-MKM. The complaints allege the same claims against Genentech, the Company and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above. All four cases were transferred to the U.S. District Court for the Western District of Michigan. On October 26, 2011, the Court granted the Motions to Dismiss filed by Genentech and the Company in all four actions. On October 31, 2011, Plaintiffs filed a Notice of Appeal in each case in the U.S. Court of Appeal for the Sixth Circuit. Oral argument was held on July 20, 2012. The Company’s agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which the Company believes is applicable to these matters. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

11.  Subsequent Events

On July 27, 2012, the Company entered into an agreement with CMC ICOS Biologics, Inc. (“CMC Biologics”), under which CMC Biologics will sublease the Company’s leased facilities that previously held its large scale manufacturing operations and associated quality functions. The sublease payments will fully cover the Company’s lease obligations for the remainder of the lease terms. CMC Biologics will also purchase certain manufacturing assets. The Company ceased operations in these facilities during the second quarter of 2012 as part of its streamlining of operations announced on January 5, 2012.

On July 27, 2012, XOMA and its collaboration partner Servier entered into an agreement with Boehringer Ingelheim (“BI”) to transfer XOMA’s technology and process for the commercial manufacture of gevokizumab. Gevokizumab currently is in Phase 3 clinical development in patients with NIU. Upon completion of the transfer and the establishment of biological comparability, BI is expected produce gevokizumab at its facility in Biberach, Germany, for XOMA’s commercial use. XOMA and Servier retain all rights to the development and commercialization of gevokizumab.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

We are a leader in the discovery and development of innovative antibody-based therapeutics. Our lead drug candidate is gevokizumab (formerly XOMA 052), a humanized antibody designed to inhibit the pro-inflammatory cytokine interleukin-1 beta (“IL-1 beta”), which is believed to be a primary trigger of pathologic inflammation in multiple diseases. We have entered into a license and collaboration agreement with Les Laboratoires Servier (“Servier”) to jointly develop and commercialize gevokizumab in multiple indications. In collaboration with our partner, Servier, we initiated patient enrollment in June 2012 in a global Phase 3 clinical study investigating the ability of gevokizumab to reduce the signs and symptoms, including vitreous haze, in patients with non-infectious uveitis (“NIU”) and Behçet’s uveitis.  We anticipate that Servier will launch a Phase 2 proof-of-concept study for gevokizumab in a cardiovascular disease indication during the second half of 2012. Separately, we have launched a Phase 2 proof-of-concept program for gevokizumab to evaluate additional indications, including a clinical trial in moderate-to-severe inflammatory acne, for which we initiated patient enrollment in December 2011, and a clinical trial in erosive osteoarthritis (“EOA”) of the hand, for which we initiated patient enrollment in June 2012.

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

In January 2012, we announced that we had acquired certain U.S. rights to a portfolio of antihypertensive products from Servier. The portfolio includes ACEON® (perindopril erbumine), a currently marketed angiotensin converting enzyme (“ACE”) inhibitor, and three fixed-dose combination (“FDC”) product candidates where perindopril is combined with another active ingredient(s), such as a calcium channel blocker. The proprietary form of perindopril in each of the combination product candidates provides patent protection until December 2023. We assumed commercialization activities for ACEON in January 2012 following the transfer from Servier’s previous licensee. In late February 2012, we initiated enrollment in a Phase 3 trial for perindopril arginine and amlodipine besylate, the first FDC product candidate (“FDC1”).  Based on regulatory interaction to date, if the trial generates positive results, it is expected to be the only efficacy trial needed to complement existing clinical data and will support the submission of an application to the FDA seeking approval for FDC1. Partial funding for the Phase 3 trial will be provided by Servier; the balance of study expenses, consisting primarily of costs generated by our contract research organization, are expected to be paid by us over time from the profits generated by our ACEON sales. We will not create a primary care sales force to market the FDC product candidates as we believe these can be successfully promoted by a third party with an existing sales force or under some alternate approach.

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

We also have developed antibody product candidates with premier pharmaceutical companies including Novartis AG (“Novartis”) and Takeda Pharmaceutical Company Limited (“Takeda”). Two antibodies developed with Novartis, LFA102 and HCD122 (lucatumumab), are in Phase 1 and/or Phase 2 clinical development by Novartis for the potential treatment of breast or prostate cancer and hematological malignancies, respectively.

Significant Developments in the First Half of 2012

Gevokizumab

•
In June 2012, we initiated enrollment in a global Phase 3 study investigating the ability of gevokizumab to reduce the signs and symptoms, including vitreous haze, in patients with NIU involving the intermediate and/or posterior segment of the eye. We intend to enroll patients with active non-infectious intermediate, posterior, or pan-uveitis with a vitreous haze score equal to or greater than 2+ on the Standardization of Uveitis Nomenclature  / National Eye Institute scale in at least one eye. They will be randomized to receive either one of two monthly doses of gevokizumab or placebo. The study's primary endpoint is the proportion of patients demonstrating a significant reduction in vitreous haze score on Day 56.

•
In June 2012, we initiated a Phase 2 proof-of-concept study to evaluate the efficacy and safety of gevokizumab for the treatment of active inflammatory, EOA of the hand. Approximately 90 patients will be randomized to receive gevokizumab or placebo. The study is designed and powered to detect a significant improvement from baseline versus placebo in the mean Australian/Canadian Hand Osteoarthritis Index pain score in the target hand at three months.

Perindopril Franchise

•
On January 17, 2012, we announced that we had acquired certain U.S. rights to a portfolio of antihypertensive products from Servier. The portfolio includes ACEON, a currently marketed ACE inhibitor, and three FDC product candidates where a proprietary form of perindopril (perindopril arginine) is combined with other active ingredient(s), such as a calcium channel blocker. We assumed commercialization activities for ACEON in January 2012 following the license transfer from Servier’s previous licensee and began shipping XOMA-labeled ACEON to pharmaceutical wholesalers in the second quarter of 2012.

•
In February 2012, we initiated enrollment in a Phase 3 trial for FDC1. The trial is expected to enroll approximately 816 patients with hypertension to determine the safety and efficacy of FDC1 versus either perindopril or amlodipine alone. Based on regulatory interaction to date, if the trial generates positive results, it is expected to be the only efficacy trial needed to complement existing clinical data and will support the submission of an application to the FDA seeking approval for FDC1. Partial funding for the PATH trial was provided by Servier; the balance of study expenses, consisting primarily of costs generated by our contract research organization, are expected to be paid over time from the profits generated by our ACEON sales.

Streamlining and Restructuring Charges

•
On January 5, 2012, we implemented a streamlining of operations, which resulted in a restructuring designed to sharpen our focus on value-creating opportunities led by gevokizumab and our unique antibody discovery and development capabilities. The restructuring plan included a reduction of our personnel by 84 positions, or 34%, of which 52 were eliminated immediately and the remainder eliminated as of April 6, 2012. These staff reductions resulted primarily from our decisions to utilize a contract manufacturing organization for Phase 3 and commercial antibody production and to eliminate internal research functions that are non-differentiating or that can be obtained cost effectively by contract service providers. As a result, we expect to reduce ongoing internal spending by approximately $14 million in 2012 compared to the 2011 level. In connection with the streamlining of operations, we incurred restructuring charges in the first half of 2012 of $2.1 million related to severance, other termination benefits and outplacement services, $2.1 million related to the impairment and accelerated depreciation of various assets and leasehold improvements, and $0.3 million related to moving and other facility charges.

Management Change

•
On January 4, 2012, the Company’s Board of Directors appointed John Varian, a current Board member and the interim Chief Executive Officer, as Chief Executive Officer. W. Denman Van Ness continues to serve as Chairman of the Board.

Financings

•
In the first quarter of 2012, we sold 2,285,375 shares of common stock through McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”), under our At Market Issuance Sales Agreement dated February 4, 2011 (the “2011 ATM Agreement”), for aggregate gross proceeds of $3.3 million.

•
In March 2012, we completed an underwritten public offering of 29,669,154 shares of our common stock, and accompanying warrants to purchase a total of 14,834,577 shares of our common stock, for gross proceeds of $39.2 million.

Results of Operations

Revenues

Total revenues for the three and six months ended June 30, 2012 and 2011, were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
License and collaborative fees	$2,525	$6,039	$(3,514)	$3,538	$11,866	$(8,328)
Contract and other	6,181	10,486	(4,305)	15,026	20,254	(5,228)
Product sales	569	-	569	576	-	576
Total revenues	$9,275	$16,525	$(7,250)	$19,140	$32,120	$(12,980)

License and Collaborative Fees

License and collaborative fee revenue includes fees and milestone payments related to the out-licensing of our products and technologies. The decreases in license and collaborative fee revenue for the three and six months ended June 30, 2012, as compared to the same periods in 2011, was primarily due to $5.5 million and $11.0 million in revenue recognized in the three and six months ended June 30, 2011, respectively, related to the collaboration and license agreement with Servier to jointly develop and commercialize gevokizumab in multiple indications. These decreases were partially offset by increases in other licensing fees of $2.0 million and $2.7 million in the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The generation of future revenue related to license fees and other collaborative arrangements is dependent on our ability to attract new licensees to our antibody technologies and new collaboration partners. We expect our revenues from license and collaborative fees in 2012 to remain comparable to 2011 levels.

Contract and Other Revenue

Contract and other revenues include agreements where we provide contracted research and development services to our contract and collaboration partners, including NIAID and Servier. The following table shows the activity in contract and other revenue for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Servier	$3,605	$4,592	$(987)	$7,254	$6,674	$580
NIAID	2,195	5,368	(3,173)	7,032	12,252	(5,220)
Other	381	526	(145)	740	1,328	(588)
Total contract and other	$6,181	$10,486	$(4,305)	$15,026	$20,254	$(5,228)

The decreases for the three and six months ended June 30, 2012, as compared to the same periods in 2011, was primarily due to decreased activity under NIAID Contract No. HHSN272200800028C (“NIAID 3”). These decreases in NIAID 3 contract revenue are partially offset by the recognition of $2.0 million in revenue in the first quarter of 2012 related to an adjustment to previously reported revenue from NIAID resulting from an audit by NIAID’s contracting office. This revenue, which was previously deferred, was recognized upon the completion of negotiations with and approval by the NIH in March 2012. Also partially offsetting the decreases in NIAID revenue was activity under Contract No. HHSN272201100031C (“NIAID 4”) of $0.6 million and $1.1 million in the three and six months ended June 30, 2012, respectively. The NIAID 4 contract was executed in October 2011.

In addition, a reduction in CMC activity under the collaboration with Servier contributed to the decrease in contract and other revenue for the three months ended June 30, 2012, compared to the same period in 2011, partially offset by the recognition of partial funding received from Servier for the FDC1 Phase 3 trial. Partially offsetting the decrease in contract and other revenue for the six months ended June 30, 2012, compared to the same period in 2011, was the partial funding received from Servier for the FDC1 Phase 3 trial and an increase in gevokizumab clinical development activity under the collaboration with Servier, partially offset by a decrease in CMC activity under this collaboration.

Based on expected levels of revenue generating activities related to contract and other revenue, we expect a slight decrease in contract and other revenue in the second half of 2012 compared to the same period in 2011.

Net Product Sales

We initiated product sales of ACEON in the first quarter of 2012. Net product sales, cost of sales, and product gross margin for the three and six months ended June 30, 2012 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Net product sales (1)	569	-	569	576	-	576
Cost of sales (2)	81	-	81	82	-	82
Product gross margin	86%			86%

(1)	Product sales are recorded net of allowances and accruals for prompt pay discounts, volume rebates and product returns.
(2)	Cost of sales includes raw materials, third-party manufacturing and production costs, and royalties payable to Servier for ACEON® sales.

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

Research and development expenses were $18.4 million and $34.2 million for the three and six months ended June 30, 2012, respectively, compared with $18.3 million and $35.6 million for the same periods in 2011. The decrease of $1.4 million for the six months ended June 30, 2012, as compared to the same period in 2011, was primarily due to a decrease in salaries and related personnel costs, partially offset by an increase in clinical trial costs.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $5.9 million and $12.9 million in research and development salaries and employee-related expenses for the three and six months ended June 30, 2012, respectively, as compared with $8.8 million and $17.6 million for the same periods in 2011. The decreases of $2.9 million and $4.7 million were primarily due to a decreases in salaries and benefits of $2.1 million and $3.1 million for the three and six months ended June 30, 2012, respectively, due to decreased headcount in manufacturing as result of the 2012 streamlining of operations, and decreases in stock-based compensation of $0.6 million and $1.3 million, respectively, as compared to the same periods in 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Earlier stage programs	$9,736	$10,951	$18,069	$22,334
Later stage programs	8,705	7,330	16,142	13,294
Total	$18,441	$18,281	$34,211	$35,628

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Internal projects	$8,715	$7,271	$15,397	$14,679
Collaborative and contract arrangements	9,726	11,010	18,814	20,949
Total	$18,441	$18,281	$34,211	$35,628

For the three and six months ended June 30, 2012, the program upon which we incurred the largest amount of expense (gevokizumab) accounted for more than 40% but less than 50% of our total research and development expenses, a second development program (NIAID) accounted for more than 20% but less than 30% of our total research and development expenses, and a third development program (XMet) accounted for more than 10% but less than 20% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expenses for the three and six months ended June 30, 2012. For the three and six months ended June 30, 2011, the programs upon which we incurred the largest amount of expenses (gevokizumab and NIAID) accounted for more than 30% but less than 40%, and a third development program (XMET) accounted for more than 10% but less than 20% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expenses for the three and six months ended June 30, 2011.

We expect our research and development spending in the second half of 2012 will increase compared to the same period of 2011 primarily due to the initiation of our global Phase 3 clinical program for gevokizumab for the NIU indication, the initiation of our Phase 2 proof-of-concept program for gevokizumab to evaluate moderate-to-severe inflammatory acne and the initiation of our Phase 2 proof-of-concept program for EOA of the hand, all under our license and collaboration agreement with Servier. In addition, we plan to announce the third proof-of-concept indication for gevokizumab later in 2012. Also contributing to the expected increase is the initiation of the Phase 3 trial for FDC1.

Future research and development spending may be impacted by potential new licensing or collaboration or development arrangements, as well as the termination of existing agreements. However, the scope and magnitude of future research and development expenses are difficult to predict at this time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. Selling, general and administrative expenses were $3.6 million and $8.2 million for the three and six months ended June 30, 2012, respectively, compared with $6.1 million and $11.5 million for the same periods in 2011. The decreases of $2.5 million and $3.3 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011, were primarily due to decreases in stock-based compensation of $1.1 million and $1.5 million, respectively, and decreases in professional services costs of $0.9 million and $1.0 million, respectively, as compared to the same periods in 2011.

Streamlining and Restructuring Charges

In January 2012, we implemented a streamlining of operations, which resulted in a restructuring designed to sharpen our focus on value-creating opportunities led by gevokizumab and its unique antibody discovery and development capabilities. The restructuring plan included a reduction of XOMA’s personnel by 84 positions, or 34%, of which 52 were eliminated immediately and the remainder eliminated as of April 6, 2012. These staff reductions resulted primarily from our decision to utilize a contract manufacturing organization for Phase 3 and commercial antibody production, and to eliminate internal research functions that are non-differentiating or that can be obtained cost effectively by contract service providers.

During the six months ended June 30, 2012, in connection with this streamlining of operations, we recorded charges of $2.1 million, related to severance, other termination benefits and outplacement services. We do not expect to incur additional restructuring charges during the remainder of 2012 related to severance, other termination benefits and outplacement services.

In 2012, we plan to vacate and sublease leased facilities, which housed our large scale manufacturing operations and associated quality functions. During the three and six months ended June 30, 2012, we recorded charges of $0.3 million related to moving and other facility costs in connection with the exit of these buildings. We do not expect to incur any significant restructuring charges during the remainder of 2012 in connection with lease payments for these buildings as these payments will be offset by future sublease income.

We performed an impairment analysis of property and equipment and leasehold improvements related to our manufacturing operations. Since the estimated undiscounted future cash inflows from a certain group of assets were less than the carrying value, we determined that these assets were impaired and recorded a restructuring charge of $0.8 million during the first quarter of 2012. Further, we changed the useful life of certain property and equipment and leasehold improvements impacted by our plans to vacate two leased buildings. As a result, we recorded accelerated depreciation of $0.4 million and $1.3 million during the three and six months ended June 30, 2012, respectively, as restructuring charges. Subsequent to June 30, 2012, we entered into a sublease for these buildings and do not expect to incur additional restructuring charges during the remainder of 2012 related to the accelerated depreciation of property and equipment and leasehold improvements.

Other Income (Expense)

Interest Expense

Interest expense and amortization of debt issuance costs are shown below for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Interest expense
Servier loan	$509	$538	$(29)	$1,025	$980	$45
GECC term loan	406	-	406	823	-	823
Novartis note	99	85	14	199	169	30
Other	11	11	-	21	17	4
Total interest expense	$1,025	$634	$391	$2,068	$1,166	$902

The increases in interest expense of $0.4 million and $0.9 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011 were primarily due to interest expense related to the loan with GECC, which was funded in December 2011.

Other Expense

Other expense primarily consisted of unrealized and realized (losses) gains. The following table shows the activity in other expense for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Other expense
Unrealized foreign exchange gain (loss) (1)	$815	$(257)	$1,072	$414	$(1,874)	$2,288
Realized foreign exchange (loss) gain (2)	-	(4)	4	9	556	(547)
Unrealized (loss) gain on foreign exchange options	(335)	157	(492)	(611)	157	(768)
Other	62	18	44	66	17	49
Total other expense	$542	$(86)	$628	$(122)	$(1,144)	$1,022

(1)	Unrealized foreign exchange gain (loss) for the three and six months ended June 30, 2012 and 2011 primarily relates tothe re-measurement of the €15 million Servier loan.
(2)	Realized foreign exchange gain for the six months ended March 31, 2011 primarily relates to the conversion intoU.S. dollars of the €15 million cash proceeds received from Servier in January of 2011.

Revaluation of Contingent Warrant Liabilities

In March 2012, in connection with an underwritten offering, we issued five-year warrants to purchase 14,834,577 shares of XOMA’s common stock at an exercise price of $1.76 per share. These warrants contain provisions that are contingent on the remote occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date of such change in control. We believe the likelihood of a change in control prior to the expiration of the warrants is remote; however, due to these provisions, we are required to account for the warrants issued in March 2012 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At issuance, the fair value of the warrant liability was estimated to be $6.4 million using the Black-Scholes Model. We revalued the warrant liability at June 30, 2012 using the Black-Scholes Model and recorded increases in the fair value of $2.2 million and $16.9 million for the three and six months ended June 30, 2012, respectively, as losses in the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive loss. As of June 30, 2012, 14,829,167 of these warrants were outstanding and had a fair value of $23.3 million. This increase in liability is primarily due to the excess of the market value of our common stock at June 30, 2012 compared to the warrant exercise price.

In February 2010, in connection with an underwritten offering, we issued five-year warrants to purchase 1,260,000 shares of XOMA’s common stock at an exercise price of $10.50 per share. These warrants contain provisions that are contingent on the remote occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. We believe the likelihood of a change in control prior to the expiration of the warrants is remote; however, due to these provisions, we are required to account for the warrants issued in February 2010 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At December 31, 2011, the fair value of the warrant liability was estimated to be $0.3 million using the Black-Scholes Model. At March 31, 2012, we changed our expected volatility assumption in the Black-Scholes Model from an estimate of volatility based on historical stock price volatility observed on XOMA’s underlying stock to a volatility estimate based on the volatility implied from warrants issued by XOMA in recent private placement transactions. We revalued the warrant liability at June 30, 2012 using the Black-Scholes Model and recorded a decrease in the fair value of $0.3 million for the six months ended June 30, 2012 as a gain in the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive loss. As of June 30, 2012, all of these warrants were outstanding.

In June 2009, we issued warrants to certain institutional investors as part of a registered direct offering. The warrants represent the right to acquire an aggregate of up to 347,826 shares of XOMA’s common stock over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share. These warrants contain provisions that are contingent on the remote occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. We believe the likelihood of a change in control prior to the expiration of the warrants is remote; however, due to these provisions, we are required to account for the warrants issued in June 2009 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At December 31, 2011, the fair value of the warrant liability was estimated to be $0.1 million using the Black-Scholes Model. At March 31, 2012, we changed our expected volatility assumption in the Black-Scholes Model from an estimate of volatility based on historical stock price volatility observed on XOMA’s underlying stock to a volatility estimate based on the volatility implied from warrants issued by XOMA in recent private placement transactions. We revalued the warrant liability at June 30, 2012 using the Black-Scholes Model and recorded a decrease in the fair value of $0.1 million for the six months ended June 30, 2012 as a gain in the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive loss. As of June 30, 2012, all of these warrants were outstanding.

The following table provides a summary of the changes in fair value of contingent warrant liabilities for the six months ended June 30, 2012 (in thousands):

Contingent warrant liabilities	June 30, 2012
Balance at December 31, 2011	$379
Initial fair value of warrants issued in March 2012	6,390
Reclassification of contingent warrant liability to equity upon exercise of warrants	(14)
Net increase in fair value of contingent warrant liabilities upon revaluation	16,538
Balance at June 30, 2012	$23,293

Income Taxes

We did not recognize any income tax expense for the three and six months ended June 30, 2012 and income tax expense was not material for the three and six months ended June 30, 2011.

Accounting Standards Codification Topic 740, Income Taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and carry-back potential, we have determined that total deferred tax assets should be fully offset by a valuation allowance.

We did not have unrecognized tax benefits as of June 30, 2012 and do not expect this to change significantly over the next twelve months. We will recognize future interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2012, we have not accrued interest or penalties related to uncertain tax positions.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, our working capital and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	June 30, 2012	December 31, 2011	Change
Cash and cash equivalents	$54,917	$48,344	$6,573
Working Capital	$56,692	$42,064	$14,628

	Six Months Ended June 30,
	2012	2011	Change

Net cash used in operating activities	$(18,267)	$(13,333)	$(4,934)
Net cash used in investing activities	(13,111)	(2,253)	(10,858)
Net cash provided by financing activities	37,951	30,012	7,939
Effect of exchange rate changes on cash	-	(573)	573
Net increase in cash and cash equivalents	$6,573	$13,853	$(7,280)

Working Capital

The increase in working capital was primarily due to an aggregate increase of $18.6 million in cash, cash equivalents and short-term investments, primarily due to the March 2012 underwritten public offering of 29,669,154 shares of our common stock and accompanying warrants for gross proceeds of $39.2 million.

Cash Used in Operating Activities

Net cash used in operating activities was $18.3 million for the six months ended June 30, 2012, compared with $13.3 million for the same period in 2011. The increase in net cash used in operating activities was primarily due to a $15.0 million license fee received in the first quarter of 2011 as consideration for the collaboration with Servier. This cash receipt in 2011 was partially offset by an $8.0 million increase in cash receipts in 2012 as a result of the timing of receipts under our collaboration agreement with Servier.

Cash Used in Investing Activities

Net cash used in investing activities was $13.1 million for the six months ended June 30, 2012, compared with $2.3 million for the same period of 2011. Cash used in investing activities for the six months ended June 30, 2012 consisted of purchases of short-term investments of $12.0 million and fixed asset purchases of $1.1 million. Cash used in investing activities for the six months ended June 30, 2011 primarily consisted of fixed asset purchases.

Cash Provided by Financing Activities

Net cash provided by financing activities was $38.0 million for the six months ended June 30, 2012, compared with $30.0 million for the same period of 2011. Cash provided by financing activities in the first half of 2012 related to net proceeds received from the issuance of common stock and warrants of $36.2 million in the March 2012 underwritten public offering and net proceeds of $3.2 million received from the issuance of common stock under the 2011 ATM Agreement, offset by $1.4 million principal payments on our loan with GECC. Cash provided by financing activities in the first quarter of 2011 related to proceeds received from the Servier loan for $20.1 million and the net proceeds of $9.9 million received from the issuance of common stock under our previous at market issuance sales agreement.

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

We have amended our shareholder rights agreement to provide that it will not apply to any person or entity who becomes the beneficial owner of 20% or more but less than 40% of our outstanding common stock with the prior approval of our board of directors, and our board has approved of purchasers in the March 2012 public offering becoming beneficial owners of 20% or more but less than 40% of our outstanding common stock as a result of their participation in the offering.  As a result, such ownership by any such purchaser will not trigger the provisions of the rights agreement that would give each holder of the rights the right to receive upon exercise that number of common stock equivalents having a market value of two times the exercise price.  The board's approval in this regard only applies to purchasers in such offering.

ATM Agreement

On February 4, 2011, we entered into the 2011 ATM Agreement with MLV, under which we may sell shares of our common stock from time to time through MLV, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011 and amended on March 10, 2011, June 3, 2011 and January 3, 2012, which was most recently declared effective by the SEC on January 17, 2012.  MLV may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker.  MLV may also sell the shares in privately negotiated transactions, subject to our prior approval.  From the inception of the 2011 ATM Agreement through August 3, 2012, we sold a total of 7,572,327 shares of common stock under this agreement for aggregate gross proceeds of $14.6 million.

Net proceeds received during the first half of 2012 from the March 2012 public offering and 2011 ATM Agreement were used to continue development of our gevokizumab product candidate and for other working capital and general corporate purposes.

*           *           *

We have incurred significant operating losses and negative cash flows from operations since our inception. At June 30, 2012, we had cash, cash equivalents and short-term investments of $66.9 million. During 2012, we expect to continue using our cash, cash equivalents and short-term investments to fund ongoing operations. Additional licensing, antibody discovery and development collaboration agreements, government funding and financing arrangements may positively impact our cash balances. Based on our cash reserves and anticipated spending levels, revenue from collaborations including the gevokizumab license and collaboration agreement with Servier, funding from the loan agreement with GECC, our March 2012 public offering, biodefense contracts and licensing transactions and other sources of funding that we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs into 2014. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period.  If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms.

Contractual Obligations and Commitments

We have no material changes to the Schedule of Contractual Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2011 Annual Report on Form 10-K. See Note 10 - Legal Proceedings, Commitments and Contingencies, for additional information.

Off-Balance Sheet Arrangements

As of June 30, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Estimates

Critical accounting estimates are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, revenue recognition, research and development expense, long-lived assets, contingent warrant liabilities, derivative instruments and stock-based compensation to be critical policies. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2012, as compared with those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 14, 2012.

Subsequent Events

July 27, 2012, we entered into an agreement with CMC ICOS Biologics, Inc. (“CMC Biologics”), under which CMC Biologics will sublease our leased buildings that previously held our large scale manufacturing operations and associated quality functions. The sublease payments will fully cover our lease obligations for the remainder of the lease terms. CMC Biologics will also purchase assets affiliated with these buildings. We ceased operations in these buildings during the second quarter of 2012 as part of our streamlining of operations announced on January 5, 2012.

On July 27, 2012, XOMA collaboration partner Servier entered into an agreement with Boehringer Ingelheim (“BI”) to transfer XOMA’s technology and process for the commercial manufacture of gevokizumab. Gevokizumab currently is in Phase 3 clinical development in patients with NIU. Upon completion of the transfer and the establishment of biological comparability, BI is expected produce gevokizumab at its facility in Biberach, Germany, for XOMA’s commercial use. XOMA and Servier retain all rights to the development and commercialization of gevokizumab.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. Our market risks related to interest rate sensitivities at June 30, 2012 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2011 filed with the SEC.

Foreign Currency Risk

We hold debt, may incur expenses, and may be owed milestones denominated in foreign currencies. The amount of debt owed, expenses incurred, or milestones owed to us will be impacted by fluctuations in these foreign currencies. When the U.S. dollar weakens against foreign currencies, the U.S. dollar value of the foreign-currency denominated debt, expense, and milestones increases, and when the U.S. dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated debt, expense, and milestones decreases. Consequently, changes in exchange rates will affect the amount we are required to repay on our €15.0 million loan from Servier and may affect our results of operations. Our loan from Servier was fully funded in January 2011, with the proceeds converting to approximately $19.5 million using the January 13, 2011 Euro to U.S. dollar exchange rate.  At June 30, 2012, the €15.0 million outstanding principal balance under this loan agreement would have equaled approximately $18.9 million using the June 30, 2012 Euro to U.S. dollar exchange rate. In May 2011, in order to manage our foreign currency exposure relating to our principal and interest payments on our loan from Servier, we entered into two foreign exchange option contracts to buy €1.5 million and €15.0 million on January 2014 and January 2016, respectively. Upfront premiums paid on these foreign exchange option contracts totaled $1.5 million and they had an aggregate fair value of $0.6 million at June 30, 2012. Our use of derivative financial instruments represents risk management; we do not enter into derivative financial contracts for trading purposes.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Based on their evaluation as of June 30, 2012, our Chief Executive Officer (our principal executive officer) and our Vice President, Finance and Chief Financial Officer (our principal financial and principal accounting officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our management, including our Chief Executive Officer (our principal executive officer) and our Vice President, Finance and Chief Financial Officer (our principal financial and principal accounting officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

Changes in Internal Control

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, us and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA®. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of filed cases to seventy seven. The cases have been consolidated as a coordinated proceeding. All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs' treatment with RAPTIVA. Effective April 18, 2012, the parties entered into a Confidential Settlement Agreement that will result in the dismissal, with prejudice, of all but one of the cases pending in Alameda County Superior Court. The one Alameda County case not included in this settlement agreement is Kilzer v. Genentech, Inc., et al, Case No. RG-10-502461 (the “Kilzer case”). On July 23, 2012, the Court granted our motion for summary judgment in the Kilzer case and dismissed that case with prejudice. Our agreement with Genentech provides for an indemnity of XOMA and payment of legal fees and funding of this settlement agreement by Genentech, which we believe is applicable to these matters. We believe the claims against us to be without merit and intend to defend against them vigorously.

On August 4, 2010, a petition was filed in the District Court of Dallas County, Texas in a case captioned McCall v. Genentech, Inc., et al., No. 10-09544. The defendants filed a Notice of Removal to the U.S. District Court for the Northern District of Texas on September 3, 2010. The removed case is captioned McCall v. Genentech, Inc., et al., No. 3:10-cv-01747-B. The petition asserts personal injury claims against Genentech, us and others arising out of plaintiff’s treatment with RAPTIVA. Effective April 18, 2012, the parties entered into a Confidential Settlement Agreement. On May 17, 2012, the Court entered an Order dismissing this case with prejudice.

On January 7, 2011, a complaint was filed in the U.S. District Court for the Northern District of Texas in a case captioned Massa v. Genentech, Inc., et al., No. 4:11CV70. This complaint alleges the same claims against Genentech, us and others and seeks the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above. Effective April 18, 2012, the parties entered into a Confidential Settlement Agreement. On July 11, 2012, the Court entered an Order dismissing this case with prejudice.

On January 11, 2011, a complaint was filed in the U.S. District Court for the District of Massachusetts in a case captioned Sylvia, et al. v. Genentech, Inc., et al., No. 1:11-cv-10054-MLW. On June 13, 2011, a complaint was filed in the Supreme Court for the State of New York, Onondaga County. Defendants removed the case to the U.S. District Court for the Northern District of New York on November 3, 2011. These two complaints allege the same claims against Genentech, us and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above. No trial date has been set in either case. Our agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which we believe is applicable to these matters. We believe the claims against us to be without merit and intend to defend against them vigorously.

On April 8, 2011, four complaints were filed in the U.S. District Court for the Eastern District of Michigan. The cases are captioned: Muniz v. Genentech, et al., 5:11-cv-11489-JCO-RSW; Tifenthal v. Genentech, et al., 2:11-cv-11488-DPH-LJM; Blair v. Genentech, et al., 2:11-cv-11463-SFC-MJH; and Marsh v. Genentech, et al., 2:11-cv-11462-RHC-MKM. The complaints allege the same claims against Genentech, us and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above. All four cases were transferred to the U.S. District Court for the Western District of Michigan. On October 26, 2011, the Court granted the Motions to Dismiss filed by Genentech and us in all four actions. On October 31, 2011, Plaintiffs filed a Notice of Appeal in each case in the U.S. Court of Appeal for the Sixth Circuit. Oral argument was held on July 20, 2012. Our agreement with Genentech provides for an indemnity of XOMA and payment of legal fees by Genentech which we believe is applicable to these matters. We believe the claims against us to be without merit and intend to defend against them vigorously.

ITEM 1A.         RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our revenues, expenses, operating results, cash flows, net loss and loss per share. Additional risks and uncertainties not presently known to us also may impair our business operations.  You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q as well as our other publicly available filings with the U.S. Securities and Exchange Commission, or SEC.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We finance our operations primarily through our multiple revenue streams resulting from discovery and development collaborations, biodefense contracts, the licensing of our antibody technologies, and sales of our common stock. In September 2009, we sold our royalty interest in LUCENTIS® to Genentech, Inc., a wholly-owned member of the Roche Group (“Genentech”) for gross proceeds of $25.0 million, including royalty revenue from the second quarter of 2009. These proceeds, along with other funds, were used to fully repay our loan from Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”). As a result, we no longer have a royalty interest in LUCENTIS. In August 2010, we sold our royalty interest in CIMZIA® for gross proceeds of $4.0 million, including royalty revenue from the second quarter of 2010. As a result, we no longer have a royalty interest in CIMZIA. We received revenue from this royalty interest of $0.5 million in 2010 and $0.5 million in 2009.

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

Global credit and financial market conditions may reduce our ability to access capital and cash and could negatively impact the value of our current portfolio of cash equivalents and short-term investments and our ability to meet our financing objectives.

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

Volatility in the financial markets has also created liquidity problems in investments previously thought to bear a minimal risk.  For example, money market fund investors, including us, have in the past been unable to retrieve the full amount of funds, even in highly-rated liquid money market accounts, upon maturity. Although as of June 30, 2012, we have received the full amount of proceeds from money market fund investments, an inability to retrieve funds from money market fund investments as they mature in the future could have a material and adverse impact on our business, results of operations and cash flows.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. While as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since June 30, 2012, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.

Because all of our product candidates are still being developed, we have sustained losses in the past and we expect to sustain losses in the future.*

We have experienced significant losses and, as of June 30, 2012, we had an accumulated deficit of $932.6 million.

For the three and six months ended June 30, 2012, we had net losses of approximately $16.2 million or $0.24 per share of common stock (basic and diluted) and $46.6 million or $0.83 per share of common stock (basic and diluted), respectively. For the three and six months ended June 30, 2011, we had net losses of approximately $8.1 million or $0.27 per share of common stock (basic and diluted) and $14.5 million or $0.49 per share of common stock (basic and diluted), respectively.

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

If our therapeutic product candidates do not receive regulatory approval, neither our third-party collaborators nor we will be able to manufacture and market them.

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

Furthermore, a marketing approval of a product may be withdrawn by the FDA, the European Commission or another regulatory agency or such a product may be voluntarily withdrawn by the company marketing it based, for example, on subsequently arising safety concerns. In February 2009, the European Medicines Agency (“EMA”) announced that it had recommended suspension of the marketing authorization of RAPTIVA® in the European Union and that its Committee for Medicinal Products for Human Use (“CHMP”) had concluded that the benefits of RAPTIVA no longer outweigh its risks because of safety concerns, including the occurrence of progressive multifocal leukoencephalopathy (“PML”) in patients taking the medicine. In the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA from the U.S. market, based on the association of RAPTIVA with an increased risk of PML.

The FDA, European Commission and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

We may issue additional equity securities and thereby materially and adversely affect the price of our common stock.

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which none were issued and outstanding as of August 3, 2012, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. In April 2011, the 2,959 Series B convertible preference shares previously issued to Genentech were converted by Genentech into 254,560 shares of common stock. In addition, we are authorized to issue, generally without stockholder approval, up to 92,666,666 shares of common stock, of which 68,192,351 were issued and outstanding as of August 3, 2012. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

On February 4, 2011, we entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”) with McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”), under which we may sell shares of our common stock from time to time through the MLV, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under our Registration Statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011 and amended on March 10, 2011, June 3, 2011 and January 3, 2012, which was most recently declared effective by the SEC on January 17, 2012. MLV may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker. MLV may also sell the shares in privately negotiated transactions, subject to our prior approval. From the inception of the 2011 ATM Agreement through August 3, 2012, we sold a total of 7,572,327 shares of common stock under this agreement for aggregate gross proceeds of $14.6 million.

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

There can be no assurance that the market price of our common stock will not decline below its present market price or that there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2011 through August 3, 2012, the share price of our common stock has ranged from a high of $7.71 to a low of $1.04. Factors contributing to such volatility include, but are not limited to:

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

We began commercializing our first product, ACEON, in January 2012, and we have limited experience in the sales, marketing and distribution of pharmaceutical products. There can be no assurance that we will be able to maintain the arrangements we have with third-party suppliers, distributors and other service providers that are necessary for us to perform these activities or that our efforts will be successful. Maintaining or expanding these arrangements, or developing our own capabilities, may divert attention and resources from or otherwise negatively affect our development programs.

Our rights to commercialize ACEON are licensed from Servier, and we are obligated to develop and commercialize the products covered by our agreement in accordance with the terms and conditions of that agreement. Our ability to satisfy some of these obligations is dependent on factors that are outside of our control, and our agreement may be terminated if we materially breach our obligations and fail to cure such breach or for other reasons. If our agreement is terminated, we would have no further rights to develop and commercialize these products.

Furthermore, because we intend to use revenues generated by sales of ACEON in part to fund development of FDC1, lower than expected revenues from such sales could adversely affect our ability to fund the costs of such development.

We are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of ACEON or our product candidates and could subject us to significant fines and penalties.

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

Even if products in which we have an interest receive approval in the future, they may not be accepted in the marketplace. In addition, we or our collaborators or licensees may experience difficulties in launching new products, many of which are novel and based on technologies that are unfamiliar to the healthcare community. We have no assurance that healthcare providers and patients will accept such products, if developed. For example, physicians and/or patients may not accept a product for a particular indication because it has been biologically derived (and not discovered and developed by more traditional means) or if no biologically derived products are currently in widespread use in that indication. Similarly, physicians may not accept a product if they believe other products to be more effective or more cost effective or are more comfortable prescribing other products.

Safety concerns may also arise in the course of on-going clinical trials or patient treatment as a result of adverse events or reactions. For example, in February 2009, the EMA announced that it had recommended suspension of the marketing authorization of RAPTIVA in the European Union and EMD Serono Inc., the company that marketed RAPTIVA in Canada (“EMD Serono”) announced that, in consultation with Health Canada, the Canadian health authority (“Health Canada”), it would suspend marketing of RAPTIVA in Canada. In March 2009, Merck Serono Australia Pty Ltd, the company that marketed RAPTIVA in Australia (“Merck Serono Australia”), following a recommendation from the Therapeutic Goods Administration, the Australian health authority (“TGA”), announced that it was withdrawing RAPTIVA from the Australian market. In the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA from the U.S. market, based on the association of RAPTIVA with an increased risk of PML. As a result, sales of RAPTIVA ceased in the second quarter of 2009.

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

Even approved and marketed products are subject to risks relating to changes in the market for such products. Introduction or increased availability of generic versions of products can alter the market acceptance of branded products, such as ACEON. In addition, unforeseen safety issues may arise at any time, regardless of the length of time a product has been on the market.

Our third-party collaborators, licensees, suppliers or contractors may not have adequate manufacturing capacity sufficient to meet market demand.

Upon approval of any of our product candidates or in the event of increased demand for marketed products, we do not know whether the capacity of the manufacturing facilities of our existing or future third-party collaborators, licensees, suppliers or contractors will be available or can be increased to produce sufficient quantities of our products to meet market demand. Also, if we or our third-party collaborators, licensees, suppliers or contractors need additional manufacturing facilities to meet market demand, we cannot predict that we will successfully obtain those facilities because we do not know whether they will be available on acceptable terms. In addition, any manufacturing facilities acquired or used to meet market demand must meet the FDA’s quality assurance guidelines.

Our agreements with third parties, many of which are significant to our business, expose us to numerous risks.

Our financial resources and our marketing experience and expertise are limited.  Consequently, our ability to successfully develop products depends, to a large extent, upon securing the financial resources and/or marketing capabilities of third parties.

•
In April 1996, we entered into an agreement with Genentech whereby we agreed to co-develop Genentech’s humanized monoclonal antibody product RAPTIVA. In April 1999, March 2003, and January 2005, the companies amended the agreement. In October 2003, RAPTIVA was approved by the FDA for the treatment of adults with chronic moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy and, in September 2004, Merck Serono announced the product’s approval in the European Union. In January 2005, we entered into a restructuring of our collaboration agreement with Genentech which ended our existing cost and profit sharing arrangement related to RAPTIVA in the United States and entitled us to a royalty interest on worldwide net sales. In February 2009, the EMA announced that it had recommended suspension of the marketing authorization of RAPTIVA in the European Union and EMD Serono announced that, in consultation with Health Canada, it would suspend marketing of RAPTIVA in Canada. In March 2009, Merck Serono Australia, following a recommendation from the TGA, announced that it was withdrawing RAPTIVA from the Australian market. In the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA from the U.S. market, based on the association of RAPTIVA with an increased risk of PML. As a result, sales of RAPTIVA ceased in the second quarter of 2009.

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

•
In March 2005, we entered into a contract with the National Institute of Allergy and Infectious Diseases (“NIAID”) to produce three monoclonal antibodies designed to protect U.S. citizens against the harmful effects of botulinum neurotoxin used in bioterrorism. In July 2006, we entered into an additional contract with NIAID for the development of an appropriate formulation for human administration of these three antibodies in a single injection. In September 2008, we announced that we were awarded an additional contract with NIAID to support our on-going development of drug candidates toward clinical trials in the treatment of botulism poisoning. In October 2011, we announced we had been awarded an additional contract with NIAID to develop broad-spectrum antitoxins for the treatment of human botulism poisoning.

•
In December 2010, we entered into a license and collaboration agreement with Servier, to jointly develop and commercialize gevokizumab in multiple indications. Under the terms of the agreement, Servier has worldwide rights to diabetes and cardiovascular disease indications and rights outside the United States and Japan to Behçet’s uveitis and other inflammatory and oncology indications. We retain development and commercialization rights for Behçet’s uveitis and other inflammatory disease and oncology indications in the United States and Japan and have an option to reacquire rights to diabetes and cardiovascular disease indications from Servier in these territories. Should we exercise this option, we will be required to pay Servier an option fee and partially reimburse their incurred development expenses. The agreement contains customary termination rights relating to matters such as material breach by either party, safety issues and patents. Servier also has a unilateral right to terminate the agreement on a country-by-country basis or in its entirety with six months’ notice.

•
In December 2010, we also entered into a loan agreement with Servier, which provides for an advance of up to €15.0 million and was fully funded in January 2011 with the proceeds converting to approximately $19.5 million at the January 13, 2011 Euro to U.S. dollar exchange rate. This loan is secured by an interest in our intellectual property rights to all gevokizumab indications worldwide, excluding the United States and Japan. The loan has a final maturity date in 2016; however, after a specified period prior to final maturity, the loan is required to be repaid (i) at Servier’s option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments we receive from any third-party collaboration or development partner for rights to gevokizumab in the United States and/or Japan. In addition, the loan becomes immediately due and payable upon certain customary events of default.  At June 30, 2012, the €15.0 million outstanding principal balance under this loan agreement would have equaled approximately $18.9 million using the June 30, 2012 Euro to U.S. dollar exchange rate.

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

•
Effective in January 2012, we entered into an amended and restated agreement with Servier for the United States commercialization rights to ACEON and the development and commercialization in the U.S. of up to three products combining perindopril with other cardiovascular drugs in fixed-dose combinations (“FDCs”). This agreement, together with a related trademark license agreement, provides us with exclusive U.S. rights to ACEON and FDC1, and options on two additional FDCs. The arrangement also provides that Servier will supply to us, and we will purchase exclusively from Servier, the active ingredients in ACEON and the FDCs, in some cases for a limited period. The agreement contains customary termination rights relating to matters such as material breach by either party, insolvency of either party or safety issues. Each party also has the right to terminate the arrangement if FDC1 does not receive FDA approval by December 31, 2014. Servier also has the right to terminate the arrangement if certain aspects of our commercialization strategy are not successful and Servier does not consent to an alternative strategy or, as to the FDCs, if we breach our obligations to certain of our service providers.

•
We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 60 companies. As of August 3, 2012, we were aware of two antibody products manufactured using this technology that have received FDA approval, Genentech’s LUCENTIS (ranibizumab injection) for treatment of neovascular wet age-related macular degeneration and UCB’s CIMZIA (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis. In the third quarter of 2009, we sold our LUCENTIS royalty interest to Genentech. In the third quarter of 2010, we sold our CIMZIA royalty interest.

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

We do not know whether we, our collaborators or licensees will successfully develop and market any of the products that are or may become the subject of any of our collaboration or licensing arrangements. In some cases these arrangements provide for funding solely by our collaborators or licensees, and in other cases, such as our arrangement with Servier for gevokizumab, all of the funding for certain projects and a significant portion of the funding for other projects is to be provided by our collaborator or licensee. Even when we have a collaborative relationship, other circumstances may prevent it from resulting in successful development of marketable products. In addition, third-party arrangements such as ours also increase uncertainties in the related decision-making processes and resulting progress under the arrangements, as we and our collaborators or licensees may reach different conclusions, or support different paths forward, based on the same information, particularly when large amounts of technical data are involved. Furthermore, our contracts with NIAID contain numerous standard terms and conditions provided for in the applicable federal acquisition regulations and customary in many government contracts. Uncertainty exists as to whether we will be able to comply with these terms and conditions in a timely manner, if at all. In addition, we are uncertain as to the extent of NIAID’s demands and the flexibility that will be granted to us in meeting those demands.

Although we continue to evaluate additional strategic alliances and potential partnerships, we do not know whether or when any such alliances or partnerships will be entered into.

Products and technologies of other companies may render some or all of our products and product candidates noncompetitive or obsolete.*

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

Gevokizumab

We, in collaboration with Servier, are developing gevokizumab, a potent anti-inflammatory monoclonal antibody targeting IL-1 beta. Other companies are developing other products based on the same or similar therapeutic targets as gevokizumab and these products may prove more effective than gevokizumab. We are aware that:

•
Novartis markets and is developing Ilaris (canakinumab, ACZ885), a fully human monoclonal antibody that selectively binds to and neutralizes IL-1 beta. Since 2009, canakinumab has been approved in over 50 countries for the treatment of children and adults suffering from Cryopyrin-Associated Periodic Syndrome (“CAPS”). Novartis has filed for regulatory approval of canakinumab in the U.S. and Europe for the treatment acute attacks in gouty arthritis. In August 2011, Novartis announced that the FDA had issued a Complete Response Letter requesting additional information, including clinical data to evaluate the benefit risk profile of canakinumab in refractory gouty arthritis patients. In September 2011, Novartis announced positive results of a pivotal Phase 3 trial of canakinumab in patients with systemic juvenile idiopathic arthritis and that it plans to seek regulatory approval for this indication in 2012. Novartis is also pursuing other diseases in which IL-1 beta may play a prominent role, such as systemic secondary prevention of cardiovascular events.

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

•
In 2008, Swedish Orphan Biovitrum obtained from Amgen the global exclusive rights to Kineret® (anakinra) for rheumatoid arthritis as currently indicated in its label. In November 2009, the agreement regarding Swedish Orphan Biovitrum’s Kineret license was expanded to include certain orphan indications.  Kineret is an IL-1 receptor antagonist (IL-1ra) which has been evaluated in multiple IL-1 mediated diseases, including indications we are considering for gevokizumab. In addition to other on-going studies, a proof-of-concept clinical trial in the United Kingdom investigating Kineret in patients with a certain type of myocardial infarction, or heart attack, has been completed. In August 2010, Biovitrum announced that the FDA had granted orphan drug designation to Kineret for the treatment of CAPS.

•
In February 2008, Regeneron Pharmaceuticals, Inc. (“Regeneron”) announced it had received marketing approval from the FDA for ARCALYST® (rilonacept) Injection for Subcutaneous Use, an interleukin-1 blocker or IL-1 Trap, for the treatment of CAPS, including Familial Cold Auto-inflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 and older. In September 2009, Regeneron announced that rilonacept was approved in the European Union for CAPS. In June 2010 and February 2011, Regeneron announced positive results of two Phase 3 clinical trials of rilonacept in gout. In November 2011, Regeneron announced that the FDA had accepted for review Regeneron’s supplemental BLA for ARCALYST for the prevention and treatment of gout. A meeting of an FDA advisory panel to review this supplemental BLA was held in May 2012 with a recommendation against approval of the new use in gout. In July 2012, the FDA issued a complete response letter that states that the FDA cannot approve the application in its current form and has requested additional clinical data, as well as additional CMC information related to a proposed new dosage form. Regeneron is reviewing the complete response letter from the FDA and will determine appropriate next steps.

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

•
We are aware that the following companies have completed or are conducting or planning Phase 3 clinical trials of the following products for the treatment of intermediate, posterior or pan-noninfectious uveitis: Abbott - HUMIRA® (adalimumab); Lux Biosciences, Inc. - LUVENIQ (voclosporin); Novartis - Myfortic® (mycophenalate sodium) and Santen Pharmaceutical Co., Ltd. - Sirolimus (rapamycin).

Perindopril

We are currently selling ACEON, an angiotensin converting enzyme (“ACE”) inhibitor, and developing FDC1.

The ACE inhibitor market is highly genericized with all options being available generically. We are aware that:

•
The number one product (based on annual sales) in the United States within the ACE inhibitor category is lisinopril, formerly marketed by Astra-Zeneca Pharmaceuticals LP under the brand ZESTRIL® and by Merck & Co. under the brand Prinivil®.

•
There are multiple options in the fixed-dose combination market combining ACE inhibitors with diuretics, and two options combining an ACE inhibitor with a calcium channel blocker. Current options with a calcium channel blocker are benazepril/amlodipine, formerly marketed by Novartis Pharmaceuticals as Lotrel®, and trandolapril/verapamil, formerly marketed by Abbot Laboratories as Tarka®.

ACE inhibitors are a segment of the larger Renin Angiotensin Aldosterone System, or RAAS, market. This market is comprised of ACE inhibitors and angiotensin receptor blockers (“ARB”). Both classes act on the RAAS in different ways to control blood pressure. We are aware that:

•
The most successful of the ARBs (in terms of annual sales) is valsartan, trade name Diovan®, which is marketed by Novartis. This compound, along with other ARBs, has been developed in multiple fixed-dose combination products: with a diuretic, a calcium channel blocker (amlodipine) and as a triple combination of all three.

Our perindopril franchise will compete directly with FDCs containing an ACE inhibitor and secondarily with fixed-dose combinations containing an ARB.

XOMA 3AB

We are also developing XOMA 3AB, a combination, or cocktail, of antibodies designed to neutralize the most potent of botulinum toxins. Other companies are developing other products targeting botulism poisoning and these products may prove more effective than XOMA 3AB. We are aware that:

•	Cangene Corporation has a contract with the U.S. Department of Health & Human Services, expected to be for $423.0 million, to manufacture and supply an equine heptavalent botulism anti-toxin.

•	Emergent BioSolutions, Inc., is currently in development of a botulism immunoglobulin candidate that may compete with our anti-botulinum neurotoxin monoclonal antibodies.

 Manufacturing risks and inefficiencies may adversely affect our ability to manufacture products for ourselves or others.

To the extent we continue to provide manufacturing services for our own benefit or to third parties, we are subject to manufacturing risks. Additionally, unanticipated fluctuations in customer requirements have led and may continue to lead to manufacturing inefficiencies, which if significant could lead to an impairment on our long-lived assets or restructuring activities. We must utilize our manufacturing operations in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining acceptable product quality and manufacturing costs. Additional resources and changes in our manufacturing processes may be required for each new product, product modification or customer or to meet changing regulatory or third-party requirements, and this work may not be successfully or efficiently completed.

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

Our contract manufacturers are required to produce ACEON and our clinical product candidates under current Good Manufacturing Practices, or cGMP, in order to meet acceptable standards for use in our clinical trials and for commercial sale, as applicable. If such standards change, the ability of contract manufacturers to produce ACEON and our product candidates on the schedule we require for our clinical trials or to meet commercial requirements may be affected. In addition, contract manufacturers may not perform their obligations under their agreements with us or may discontinue their business before the time required by us to successfully produce clinical and commercial supplies of ACEON and our product candidates. We and our contract manufacturers are subject to pre-approval inspections and periodic unannounced inspections by the FDA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. Any difficulties or delays in our contractors’ manufacturing and supply of ACEON and our product candidates or any failure of our contractors to maintain compliance with the applicable regulations and standards could increase our costs, cause us to lose revenue, make us postpone or cancel clinical trials, prevent or delay regulatory approval by the FDA and corresponding state and foreign authorities, prevent the import and/or export of ACEON and our product candidates, or cause ACEON and any of our product candidates that may be approved for commercial sale to be recalled or withdrawn.

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

Because of the length of time and the expense associated with bringing new products to the marketplace, we and our collaboration and development partners hold and are in the process of applying for a number of patents in the United States and abroad to protect our product candidates and important processes and also have obtained or have the right to obtain exclusive licenses to certain patents and applications filed by others. However, the mere issuance of a patent is not conclusive as to its validity or its enforceability. The U.S. Federal Courts or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. In addition, the laws of foreign countries may not protect our intellectual property rights effectively or to the same extent as the laws of the United States. If our intellectual property rights are not adequately protected, we may not be able to commercialize our technologies, products, or services, and our competitors could commercialize our technologies, which could result in a decrease in our sales and market share that would harm our business and operating results. Specifically, the patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions. The legal standards governing the validity of biotechnology patents are in transition, and current defenses as to issued biotechnology patents may not be adequate in the future. Accordingly, there is uncertainty as to:

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

If we or our third-party collaborators or licensees succeed in bringing our product candidates to the market, they may not be considered cost effective, and reimbursement to the patient may not be available or may not be sufficient to allow us to sell our products on a competitive basis. In both the United States and elsewhere, sales of medical products and treatments are dependent, in part, on the availability of reimbursement to the patient from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for pharmaceutical products and services. Our business is affected by the efforts of government and third-party payors to contain or reduce the cost of healthcare through various means. In the United States, there have been and will continue to be a number of federal and state proposals to implement government controls on pricing.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our business. In March 2010, the U.S. Congress enacted and President Obama signed into law the Patient Protection and Affordable Care Act, which includes a number of healthcare reform provisions. The reforms imposed by the law are expected to significantly impact the pharmaceutical industry, most likely in the area of pharmaceutical product pricing. While the law may increase the number of patients who have insurance coverage for our products or product candidates, its cost containment measures could also adversely affect reimbursement for our existing or potential products; however, the full effects of this law cannot be known until these provisions are implemented and the relevant federal and state agencies issue applicable regulations or guidance.

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

The business and financial condition of pharmaceutical and biotechnology companies are also affected by the efforts of governments, third-party payors and others to contain or reduce the costs of healthcare to consumers. In the United States and various foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system, such as proposals relating to the reimportation of drugs into the United States from other countries (where they are then sold at a lower price) and government control of prescription drug pricing. The pendency or approval of such proposals could result in a decrease in the share price of our common stock or limit our ability to raise capital or to obtain strategic collaborations or licenses.

We are exposed to an increased risk of product liability claims, and a series of related cases is currently pending against us.*

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

On April 9, 2009, a complaint was filed in the Superior Court of Alameda County, California, in a lawsuit captioned Hedrick et al. v. Genentech, Inc. et al, Case No. 09-446158. The complaint asserts claims against Genentech, us and others for alleged strict liability for failure to warn, strict product liability, negligence, breach of warranty, fraudulent concealment, wrongful death and other claims based on injuries alleged to have occurred as a result of three individuals’ treatment with RAPTIVA. The complaint seeks unspecified compensatory and punitive damages. Since then, additional complaints have been filed in the same court, bringing the total number of filed cases to seventy seven. The cases have been consolidated as a coordinated proceeding. All of the complaints allege the same claims and seek the same types of damages based on injuries alleged to have occurred as a result of the plaintiffs' treatment with RAPTIVA. Effective April 18, 2012, the parties entered into a Confidential Settlement Agreement that will result in the dismissal, with prejudice, of all but one of the cases pending in Alameda County Superior Court. The one Alameda County case not included in this settlement agreement is Kilzer v. Genentech, Inc., et al, Case No. RG-10-502461 (the “Kilzer case”). On July 23, 2012, the Court granted our motion for summary judgment in the Kilzer case and dismissed that case with prejudice. Even though Genentech has agreed to indemnify us in connection with these matters, there can be no assurance that these or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

On August 4, 2010, a petition was filed in the District Court of Dallas County, Texas in a case captioned McCall v. Genentech, Inc., et al., No. 10-09544. The defendants filed a Notice of Removal to the U.S. District Court for the Northern District of Texas on September 3, 2010. The removed case is captioned McCall v. Genentech, Inc., et al., No. 3:10-cv-01747-B. The petition asserts personal injury claims against Genentech, us and others arising out of plaintiff’s treatment with RAPTIVA. Effective April 18, 2012, the parties entered into a Confidential Settlement Agreement. On May 17, 2012, the Court entered an Order dismissing this case with prejudice. Even though Genentech has agreed to indemnify us in connection with these matters, there can be no assurance that these or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

On January 7, 2011, a complaint was filed in the U.S. District Court for the Northern District of Texas in a case captioned Massa v. Genentech, Inc., et al., No. 4:11CV70. This complaint alleges the same claims against Genentech, us and others and seeks the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above. Effective April 18, 2012, the parties entered into a Confidential Settlement Agreement. On July 11, 2012, the Court entered an Order dismissing this case with prejudice. Even though Genentech has agreed to indemnify us in connection with these matters, there can be no assurance that these or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

On January 11, 2011, a complaint was filed in the U.S. District Court for the District of Massachusetts in a case captioned Sylvia, et al. v. Genentech, Inc., et al., No. 1:11-cv-10054-MLW. On June 13, 2011, a complaint was filed in the Supreme Court for the State of New York, Onondaga County. Defendants removed the case to the U.S. District Court for the Northern District of New York on November 3, 2011. These two complaints allege the same claims against Genentech, us and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above. No trial date has been set in either case. Even though Genentech has agreed to indemnify us in connection with these matters, there can be no assurance that these or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

On April 8, 2011, four complaints were filed in the U.S. District Court for the Eastern District of Michigan. The cases are captioned:  Muniz v. Genentech, et al., 5:11-cv-11489-JCO-RSW; Tifenthal v. Genentech, et al., 2:11-cv-11488-DPH-LJM; Blair v. Genentech, et al., 2:11-cv-11463-SFC-MJH; and Marsh v. Genentech, et al., 2:11-cv-11462-RHC-MKM. The complaints allege the same claims against Genentech, us and others and seek the same types of damages as the complaints filed in the Superior Court of Alameda County, California referenced above. All four cases were transferred to the U.S. District Court for the Western District of Michigan. On October 26, 2011, the Court granted the Motions to Dismiss filed by Genentech and us in all four actions. On October 31, 2011, Plaintiffs filed a Notice of Appeal in each case in the U.S. Court of Appeal for the Sixth Circuit. Oral argument was held on July 20, 2012. Even though Genentech has agreed to indemnify us in connection with these matters, there can be no assurance that these or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

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

 Effective August 31, 2012, our Board of Directors has accepted the retirement of Christopher J. Margolin as Vice President, General Counsel and Secretary. Mr. Margolin's retirement comes as a result of our determination to restructure our legal services function and outsource much of that function to outside legal counsel, in lieu of an internal general counsel. Going forward, our legal function will be managed by Fred Kurland, our Vice President, Finance and Chief Financial Officer, with the assistance of outside legal counsel.

Our ability to use our net operating loss carry-forwards and other tax attributes will be substantially limited by Section 382 of the U.S. Internal Revenue Code.

Section 382 of the U.S. Internal Revenue Code of 1986, as amended, generally limits the ability of a corporation that undergoes an “ownership change” to utilize its net operating loss carry-forwards (“NOLs”) and certain other tax attributes against any taxable income in taxable periods after the ownership change. The amount of taxable income in each taxable year after the ownership change that may be offset by pre-change NOLs and certain other pre-change tax attributes is generally equal to the product of (a) the fair market value of the corporation’s outstanding shares (or,  in the case of a foreign corporation, the fair market value of items treated as connected with the conduct of a trade or business in the United States) immediately prior to the ownership change and (b) the long-term tax exempt rate (i.e., a rate of interest established by the U.S. Internal Revenue Service (“IRS”) that fluctuates from month to month). In general, an “ownership change” occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by “5-percent shareholders” (within the meaning of Section 382 of the Internal Revenue Code) increases by more than 50 percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such “5-percent shareholders” at any time over the preceding three years.

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

We may not realize the expected benefits of our initiatives to reduce costs across our operations, and we may incur significant charges or write-downs as part of these efforts.*

We have pursued and may continue to pursue a number of initiatives to reduce costs of our operations. In January 2012, we implemented a workforce reduction of approximately 34% in order to improve our cost structure. This workforce reduction resulted primarily from our decisions to utilize a contract manufacturing organization for Phase 3 and commercial antibody production and to eliminate internal research functions that are non-differentiating or that can be obtained cost effectively by contract service providers. As a result, we expect to reduce ongoing internal spending by approximately $14 million in 2012 compared to the 2011 level. In the first half of 2012, as a result of our streamlining of operations, we incurred restructuring and related severance costs totaling approximately $4.5 million, of which $2.4 million were cash charges. For the remainder of 2012, we do not expect to incur additional significant restructuring and severance costs.

We may not realize some or all of the expected benefits of our current and future initiatives to reduce costs. In addition to restructuring or other charges, we may experience disruptions in our operations as a result of these initiatives.

Because we are a relatively small biopharmaceutical company with limited resources, we may not be able to attract and retain qualified personnel.*

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 164 employees as of August 3, 2012. We may require additional experienced executive, accounting, research and development, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our current and any future collaborators, licensees, suppliers, contractors and consultants are vulnerable to damage from cyber−attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We could experience failures in our information systems and computer servers, which could be the result of a cyber−attack and could result in an interruption of our normal business operations and require substantial expenditure of financial and administrative resources to remedy. System failures, accidents or security breaches can cause interruptions in our operations and can result in a material disruption of our development programs, commercialization activities and other business operations. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Similarly, we rely on third parties to supply components for and manufacture our product and product candidates, conduct clinical trials of our product candidates and warehouse and distribute ACEON, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of gevokizumab, FDC1 or any of our other product candidates and the commercialization of ACEON could be delayed or otherwise adversely affected.

Calamities, power shortages or power interruptions at our Berkeley headquarters and manufacturing facility could disrupt our business and adversely affect our operations.*

Our principal operations are located in Northern California, including our corporate headquarters and manufacturing facility in Berkeley, California. This location is in an area of seismic activity near active earthquake faults. Any earthquake, terrorist attack, fire, power shortage or other calamity affecting our facilities may disrupt our business and could have material adverse effect on our business and results of operations.

 We have a significant stockholder, which may limit other stockholders’ ability to influence corporate matters and may give rise to conflicts of interest.*

Entities controlled by Felix J. Baker and Julian C. Baker beneficially own approximately 30.5% of our outstanding common stock as of August 3, 2012, which includes warrants to purchase approximately 7.6 million shares of XOMA’s common stock at an exercise price of $1.76 per share. On July 19, 2012, our Board of Directors elected Kelvin Neu, M.D., to serve on our Board of Directors. Dr. Neu is a Managing Director at Baker Bros. Advisors, LLC, an entity controlled by Felix J. Baker and Julian C. Baker. Accordingly, these entities may exert significant influence over us and any action requiring the approval of the holders of our stock, including the election of directors and approval of significant corporate transactions. Furthermore, conflicts of interest could arise in the future between us, on the one hand, and these entities, on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters.

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

On August 7, 2012, the Company issued a press release announcing the Company's financial results for the second quarter ended June 30, 2012. A copy of the press release is furnished as exhibit 99.1 to this report.

ITEM 6.	EXHIBITS

    See Index to Exhibits at the end of this Report, which is incorporated by reference here. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Corporation

Date: August 7, 2012	By:	/s/ JOHN VARIAN
John Varian
Chief Executive Officer (principal executive officer) and Director

Date: August 7, 2012	By:	/s/ FRED KURLAND
Fred Kurland
Vice President, Finance and Chief Financial Officer
(principal financial and principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of the Principal Executive Officer of XOMA Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer of XOMA Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer of XOMA Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Press Release dated August 7, 2012, furnished herewith

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Such exhibit and/or XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.