Form 10-Q
period 2012-09-30
XOMA Corp
filed 2012-11-07
CIK 791908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________

Commission File No. 0-14710

XOMA Corporation
(Exact name of registrant as specified in its charter)

Delaware	52-2154066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2910 Seventh Street, Berkeley,	(510) 204-7200
California 94710
(Address of principal executive offices, including zip code)	(Telephone Number)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2012

Common Stock, $0.0075 par value	81,555,931

XOMA Corporation
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

XOMA Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$42,199	$48,344
Short-term investments	16,996	-
Trade and other receivables, net	7,005	12,332
Prepaid expenses and other current assets	2,514	2,019
Total current assets	68,714	62,695
Property and equipment, net	8,793	12,709
Other assets	1,850	2,632
Total assets	$79,357	$78,036

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,223	$2,128
Accrued and other liabilities	11,667	10,012
Deferred revenue	3,545	5,695
Interest bearing obligation – current	2,349	2,796
Total current liabilities	21,784	20,631
Deferred revenue – long-term	6,741	7,539
Interest bearing obligations – long-term	37,649	33,524
Contingent warrant liabilities	32,179	379
Other liabilities - long term	1,284	952
Total liabilities	99,637	63,025

Stockholders’ (deficit) equity:
Preferred stock, $0.05 par value, 1,000,000 shares authorized	-	-
Common stock, $0.0075 par value, 138,666,666 shares authorized, 68,222,598 and 35,107,007 shares outstanding at September 30, 2012 and December 31, 2011, respectively	512	263
Additional paid-in capital	938,680	900,801
Accumulated comprehensive income	12	-
Accumulated deficit	(959,484)	(886,053)
Total stockholders’ (deficit) equity	(20,280)	15,011
Total liabilities and stockholders’ (deficit) equity	$79,357	$78,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

XOMA Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
License and collaborative fees	$1,127	$4,859	$4,665	$16,725
Contract and other	5,905	11,370	20,930	31,624
Net product sales	219	-	795	-
Total revenues	7,251	16,229	26,390	48,349

Operating expenses:
Research and development	18,381	15,851	52,592	51,479
Selling, general and administrative	4,672	7,296	12,918	18,779
Restructuring	323	-	4,776	-
Cost of sales	28	-	110	-
Total operating expenses	23,404	23,147	70,396	70,258

Loss from operations	(16,153)	(6,918)	(44,006)	(21,909)

Other income (expense):
Interest expense	(1,144)	(652)	(3,211)	(1,818)
Other (expense) income	(420)	528	(542)	(615)
Revaluation of contingent warrant liabilities	(9,208)	499	(25,746)	3,349
Net loss before taxes	(26,925)	(6,543)	(73,505)	(20,993)

Provision for income tax benefit (expense)	74	-	74	(15)

Net loss	$(26,851)	$(6,543)	$(73,431)	$(21,008)

Basic and diluted net loss per share of common stock	$(0.39)	$(0.20)	$(1.22)	$(0.69)

Shares used in computing basic and diluted net loss per share of common stock	68,189	32,761	60,239	30,623

Other comprehensive loss:
Net unrealized gains on available-for-sale securities	7	-	12	-
Comprehensive loss	$(26,844)	$(6,543)	$(73,419)	$(21,008)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(73,431)	$(21,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,308	4,052
Common stock contribution to 401(k)	1,134	1,046
Stock-based compensation expense	3,368	5,598
Accrued interest on interest bearing obligations	878	762
Revaluation of contingent warrant liabilities	25,746	(3,349)
Restructuring charge related to long-lived assets	2,241	-
Amortization of debt discount, final payment fee on debt, and debt issuance costs	1,388	1,019
Unrealized (gain) loss on foreign currency exchange	(88)	1,136
Unrealized loss (gain) on foreign exchange options	721	(157)
Other non-cash adjustments	17	47
Changes in assets and liabilities:
Trade and other receivables, net	5,251	5,964
Prepaid expenses and other assets	(421)	(1,850)
Accounts payable and accrued liabilities	3,451	(1,305)
Deferred revenue	(2,948)	(13,008)
Other liabilities	(47)	78
Net cash used in operating activities	(29,432)	(20,975)

Cash flows from investing activities:
Purchases of investments	(16,988)	-
Net purchase of property and equipment	(2,097)	(2,586)
Proceeds from sale of property and equipment	452	-
Net cash used in investing activities	(18,633)	(2,586)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	39,624	12,435
Proceeds from issuance of long-term debt, net of issuance costs	4,439	20,102
Principal payments of debt	(2,143)	-
Net cash provided by financing activities	41,920	32,537

Effect of exchange rate changes on cash	-	(573)
Net increase in cash and cash equivalents	(6,145)	8,976
Cash and cash equivalents at the beginning of the period	48,344	37,304
Cash and cash equivalents at the end of the period	$42,199	$45,707

Supplemental Cash Flow Information:
Cash paid for:
Interest	$723	$-
Income taxes	$-	$15
Non-cash investing and financing activities:
Discount on long-term debt	$(55)	$(8,899)
Issuance of contingent warrant liabilities	$6,053	$-
Interest added to principal balances on long-term debt	$941	$500

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Description of Business

XOMA Corporation (“XOMA” or the “Company”), a Delaware corporation, combines a portfolio of late-stage clinical programs and research activities to develop innovative therapeutic antibodies with its recently launched commercial operations.  XOMA focuses its scientific research on allosteric modulation, which offers opportunities for new classes of therapeutic antibodies to treat a wide range of human diseases.  XOMA is developing its lead product gevokizumab (IL-1 beta modulating antibody) with Les Laboratoires Servier (“Servier”) through a global Phase 3 clinical development program and ongoing proof-of-concept studies in other IL-1-mediated diseases. XOMA’s scientific research also has produced the XMet platform, which consists of three classes of preclinical antibodies, including Selective Insulin Receptor Modulators that could offer new approaches in the treatment of diabetes.  In order to retain significant value from its scientific discoveries, XOMA initiated commercial operations in January 2012 through the licensing of U.S. commercial rights to Servier’s ACEON® (perindopril erbumine) and certain U.S. rights to a patent-protected portfolio of fixed dose combination (“FDC”) product candidates where perindopril is combined with other active ingredients to treat cardiovascular disease. XOMA has the right to develop and commercialize one of these product candidates and options to develop and commercialize two more product candidates, all for the U.S. market.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of September 30, 2012, the consolidated results of the Company’s operations and the Company’s cash flows for the three and nine months ended September 30, 2012 and 2011. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an on-going basis, management evaluates its estimates including, but not limited to, those related to contingent warrant liabilities, revenue recognition, research and development expense, long-lived assets, derivative instruments and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates, such as the Company’s billing under government contracts. Under the Company’s contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), the Company bills using NIH provisional rates and thus are subject to future audits at the discretion of NIAID’s contracting office. These audits can result in an adjustment to revenue previously reported.

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

Long-lived Assets

The Company reviews the carrying values and depreciation estimates of its long-lived assets whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the estimated future net cash flows expected to result from the use of an asset is less than its carrying amount. Long-lived assets include property and equipment and building and leasehold improvements. During the first nine months of 2012, the Company recorded accelerated depreciation of $1.4 million on long-lived assets in connection with the Company’s 2012 streamlining plan. During the first nine months of 2012, the Company recorded an impairment loss of $0.8 million. See Note 6: Streamlining and Restructuring Charges for additional disclosure on the 2012 streamlining plan.

Concentration of Risk

Cash equivalents, short-term investments and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents such as money market funds. The Company has not encountered such issues during 2012.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the nine months ended September 30, 2012, two customers represented 45% and 35% of total revenue and 42% and 47% of the accounts receivable balance.

For the nine months ended September 30, 2011, these two customers represented 59% and 36% of total revenues. As of December 31, 2011, there were receivables outstanding from these two customers representing 57% and 43% of the accounts receivable balance.

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

In June 2011, Accounting Standards Codification Topic 220, Comprehensive Income was amended to increase the prominence of items reported in other comprehensive income. Accordingly, a company can present all nonowner changes in stockholders’ (deficit) equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this guidance as of January 1, 2012 on a retrospective basis and this adoption did not have a material effect on the Company’s consolidated financial statements.

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

Potentially dilutive securities are excluded from the calculation of loss per share if their inclusion is anti-dilutive. The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Common stock options and restricted stock units	5,730	4,036	5,788	3,837
Convertible preferred stock	-	-	-	90
Warrants for common stock	16,626	1,608	12,942	1,608
Total	22,356	5,644	18,730	5,535

For the three and nine months ended September 30, 2012 and 2011, all outstanding securities were considered anti-dilutive, and therefore the calculations of basic and diluted net loss per share were the same.

Cash and Cash Equivalents

At September 30, 2012 cash and cash equivalents consisted of demand deposits of $11.4 million and money market funds of $30.8 million with maturities of less than 90 days at the date of purchase. At December 31, 2011, cash equivalents consisted of demand deposits of $21.1 million and money market funds of $27.2 million with maturities of less than 90 days at the date of purchase.

Short-term Investments

At September 30, 2012, short-term investments consisted of U.S. treasury securities of $17.0 million with maturities of greater than 90 days and less than one year from the date of purchase. At December 31, 2011, the Company did not have short-term investments.

Foreign Exchange Options

The Company holds debt and may incur expenses denominated in foreign currencies, which exposes it to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and the Euro. The Company is required to make principal and accrued interest payments in Euros on its €15.0 million loan from Servier (See Note 7: Long-Term Debt and Other Financings). In order to manage its foreign currency exposure related to these payments, in May 2011, the Company entered into two foreign exchange option contracts to buy €1.5 million and €15.0 million in January 2014 and January 2016, respectively. By having these option contracts in place, the Company’s foreign exchange rate risk is reduced if the U.S. dollar weakens against the Euro. However, if the U.S. dollar strengthens against the Euro, the Company is not required to exercise these options, but will not receive any refund on premiums paid.

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

The foreign exchange options were revalued at September 30, 2012 and had an aggregate fair value of $0.5 million. The Company recognized losses as a result of the revaluation for the three and nine months ended September 30, 2012 of $0.1 million and $0.7 million, respectively, as compared with $0.3 million and $0.1 million for the same periods in 2011.

Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Accrued management incentive compensation	$2,821	$4,096
Accrued payroll and other benefits	2,510	3,007
Accrued clinical trial costs	3,940	140
Accrued severance payments	642	1,207
Other	1,754	1,562
Total	$11,667	$10,012

Contingent Warrant Liabilities

In March 2012, in connection with an underwritten offering, the Company issued five-year warrants to purchase 14,834,577 shares of XOMA’s common stock at an exercise price of $1.76 per share. These warrants contain provisions that are contingent on the remote occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company was required to account for the warrants issued in March 2012 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' (deficit) equity, or expiration of the warrants. At issuance, the fair value of the warrant liability was estimated to be $6.4 million using the Black-Scholes Model. The Company revalued the warrant liability at September 30, 2012 using the Black-Scholes Model and recorded increases in the fair value of $9.0 million and $26.0 million for the three and nine months ended September 30, 2012, respectively, as losses in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of comprehensive loss. As of September 30, 2012, 14,743,697 of these warrants were outstanding and had a fair value of $32.1 million. This increase in liability is primarily due to the excess of the market value of the Company’s common stock at September 30, 2012 compared to the warrant exercise price. See Note 4: Fair Value Measurements for further disclosure regarding the fair value of this warrant liability.

In February 2010, in connection with an underwritten offering, the Company issued five-year warrants to purchase 1,260,000 shares of XOMA’s common stock at an exercise price of $10.50 per share. These warrants contain provisions that are contingent on the remote occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company is required to account for the warrants issued in February 2010 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' (deficit) equity, or expiration of the warrants. At December 31, 2011, the fair value of the warrant liability was estimated to be $0.3 million using the Black-Scholes Model. At March 31, 2012, the Company changed its expected volatility assumption in the Black-Scholes Model from an estimate of volatility based on historical stock price volatility observed on XOMA’s underlying stock to a volatility estimate based on the volatility implied from warrants issued by XOMA in recent private placement transactions. The Company revalued the warrant liability at September 30, 2012 using the Black-Scholes Model and recorded a decrease in the fair value of $0.2 million for the nine months ended September 30, 2012 as a gain in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of comprehensive loss. As of September 30, 2012, all of these warrants were outstanding. See Note 4: Fair Value Measurements for further disclosure regarding the fair value of this warrant liability.

In June 2009, the Company issued warrants to certain institutional investors as part of a registered direct offering. The warrants represent the right to acquire an aggregate of up to 347,826 shares of XOMA’s common stock over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share. These warrants contain provisions that are contingent on the remote occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company is required to account for the warrants issued in June 2009 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' (deficit) equity, or expiration of the warrants. At December 31, 2011, the fair value of the warrant liability was estimated to be $0.1 million using the Black-Scholes Model. At March 31, 2012, the Company changed its expected volatility assumption in the Black-Scholes Model from an estimate of volatility based on historical stock price volatility observed on XOMA’s underlying stock to a volatility estimate based on the volatility implied from warrants issued by XOMA in recent private placement transactions. The Company revalued the warrant liability at September 30, 2012 using the Black-Scholes Model and recorded a decrease in the fair value of $0.1 million for the nine months ended September 30, 2012 as a gain in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of comprehensive loss. As of September 30, 2012, all of these warrants were outstanding. See Note 4: Fair Value Measurements for further disclosure regarding the fair value of this warrant liability.

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

Level 3 – Unobservable inputs.

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

Financial assets and liabilities carried at fair value as of September 30, 2012 and December 31, 2011 were classified as follows (in thousands):

	Fair Value Measurements at September 30, 2012 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$30,841	$-	$-	$30,841
U.S. treasury securities	16,999	-	-	16,999
Foreign exchange options	-	481	-	481
Total	$47,840	$481	$-	$48,321

Liabilities:
Contingent warrant liabilities	$-	$-	$32,179	$32,179

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$27,222	$-	$-	$27,222
Foreign exchange options	-	1,202	-	1,202
Total	$27,222	$1,202	$-	$28,424

Liabilities:
Contingent warrant liabilities	$-	$-	$379	$379

(1)  Included in cash and cash equivalents

The fair value of the foreign exchange options at September 30, 2012 and December 31, 2011 was determined using readily observable market inputs from actively quoted markets obtained from various third-party data providers. These inputs, such as spot rate, forward rate and volatility have been derived from readily observable market data, meeting the criteria for Level 2 in the fair value hierarchy.

The fair value of the contingent warrant liabilities was determined at September 30, 2012 and December 31, 2011 using the Black-Scholes Model, which requires inputs such as the expected term of the warrants, volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. At March 31, 2012, the Company changed its expected volatility assumption in the Black-Scholes Model from an estimate of volatility based on historical stock price volatility observed on XOMA’s underlying stock to a volatility estimate based on the volatility implied from warrants issued by XOMA in recent private placement transactions. A market-based volatility rate was determined to be a more precise indicator for the fair value calculation of the Company’s warrants.

The fair value of the contingent warrant liabilities was estimated using the following range of assumptions at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Expected volatility	40%	102.1% - 103.2%
Risk-free interest rate	0.3% - 0.7%	0.4%
Expected term	2.2 - 4.4 years	2.9 - 3.1 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2012 (in thousands):

Contingent warrant liabilities	September 30, 2012
Balance at December 31, 2011	$379
Initial fair value of warrants issued in March 2012	6,390
Reclassification of contingent warrant liability to equity upon exercise of warrants	(336)
Net increase in fair value of contingent warrant liabilities upon revaluation	25,746
Balance at September 30, 2012	$32,179

For the three and nine months ended September 30, 2012, the Company recognized net increases of $9.2 million and $25.7 million, respectively, in the estimated fair value of the contingent warrant liabilities resulting in recognized losses in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of comprehensive loss.

For the three and nine months ended September 30, 2011, the Company recognized net decreases of $0.5 million and $3.3 million, respectively, in the estimated fair value of the contingent warrant liabilities resulting in recognized gains in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of comprehensive loss.

5.	Licensing, Collaborative and Other Arrangements

Servier – U.S. Perindopril Franchise

On January 17, 2012, the Company announced that it had acquired certain U.S. rights to a portfolio of antihypertensive products from Servier. The portfolio includes ACEON (perindopril erbumine), a currently marketed angiotensin converting enzyme (“ACE”) inhibitor, and three FDC product candidates where a form of proprietary perindopril (perindopril arginine) is combined with another active ingredient(s). The Company assumed commercialization activities for ACEON in January 2012.  In late February 2012, the Company initiated enrollment in a Phase 3 trial for perindopril arginine and amlodipine besylate, the first FDC product candidate (“FDC1”). If this trial generates positive results, it is expected to be the only efficacy trial needed to complement the existing body of clinical data to support the submission of a New Drug Application to the FDA seeking marketing approval for FDC1. Partial funding for the PATH trial was provided by Servier; the balance of study expenses, consisting primarily of costs generated by the Company’s contract research organization, are expected to be paid over time from the profits generated by the Company’s ACEON sales.

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

During the nine months ended September 30, 2012, in connection with this streamlining of operations, the Company recorded charges of $2.0 million, related to severance, other termination benefits and outplacement services. The Company does not expect to incur additional restructuring charges during the remainder of 2012 related to severance, other termination benefits and outplacement services.

In 2012, the Company vacated and subleased leased facilities, which housed its large scale manufacturing operations and associated quality functions. During the three and nine months ended September 30, 2012, the Company recorded charges of $0.3 and $0.7 million, respectively, related to moving and other facility costs in connection with the exit of these buildings. The Company does not expect to incur any significant restructuring charges during the remainder of 2012 in connection with lease payments for these buildings as these payments will be offset by future sublease income.

The Company performed an impairment analysis of property and equipment and leasehold improvements related to its manufacturing operations. Since the estimated undiscounted future cash inflows from a certain group of assets were less than the carrying value, the Company determined that these assets were impaired and recorded a restructuring charge of $0.8 million during the first quarter of 2012. Further, the Company changed the useful life of certain property and equipment and leasehold improvements impacted by its plans to vacate two leased buildings. As a result, the Company recorded accelerated depreciation of $1.3 million during the first half of 2012 as restructuring charges. In the third quarter of 2012, the Company entered into an agreement for the sublease of these buildings and sale of this property and equipment. Effective the date of the agreement, the Company changed the useful life of certain leasehold improvements to extend through the term of the agreement and recorded an additional $0.1 million restructuring charge relating to the loss on sale of these assets. The Company does not expect to incur additional restructuring charges during the remainder of 2012 related to the property and equipment and leasehold improvements.

The current and long-term portions of the outstanding restructuring liabilities are included in accrued and other liabilities and other liabilities – long-term on the condensed consolidated balance sheets and are based upon restructuring charges recognized as of September 30, 2012 and December 31, 2011 in connection with the Company’s restructuring plans. As of September 30, 2012, the components of these liabilities are shown below (in thousands):

	Employee Severance and Other Benefits	Facility Charges (1)	Asset Impairment and Accelerated Depreciation (2)	Total
Balance at December 31, 2011	$-	$162	$-	$162
Restructuring charges	2,028	667	2,241	4,936
Cash payments	(2,028)	(742)	-	(2,770)
Proceeds from sale of assets	-	-	450	450
Adjustments	-	3	(2,691)	(2,688)
Balance at September 30, 2012	$-	$90	$-	$90

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

Long-Term Debt

Novartis Note

In May 2005, the Company executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June 2015. Under this note agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.74% at September 30, 2012, and is payable semi-annually in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50 million. The Company has made this election for all interest payments thus far. Loans under the note agreement are secured by the Company’s interest in the collaboration with Novartis, including any payments owed to it thereunder.

At September 30, 2012 and December 31, 2011, the outstanding principal balance under this note agreement was $14.2 million and $14.0 million, respectively. Pursuant to the terms of the arrangement as restructured in November 2008, the Company will not make any additional borrowings under the Novartis note. Due to the structure of the secured note agreement with Novartis and since there is no liquid market for this obligation, there is no practical method to estimate fair value of this long-term debt.

Servier Loan

In December 2010, in connection with the license and collaboration agreement entered into with Servier, the Company executed a loan agreement with Servier, which provided for an advance of up to €15 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million. The loan is secured by an interest in XOMA’s intellectual property rights to all gevokizumab indications worldwide, excluding certain rights in the United States and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate for the initial interest period was 3.22%. The interest rate was reset to 3.83% for the six-month period from July 2011 through January 2012, 3.54% for the six-month period from January 2012 through July 2012, and 2.80% for the six-month period from July 2012 through January 2013. Interest is payable semi-annually; however, the loan agreement provides for a deferral of interest payments over a period specified in the agreement. During the deferral period, accrued interest will be added to the outstanding principal amount for the purpose of interest calculation for the next six-month interest period. On the repayment commencement date, all unpaid and accrued interest shall be paid to Servier and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. The loan matures in 2016; however, after a specified period prior to final maturity, the loan is to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under the Company’s collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments the Company receives from any third-party collaboration or development partner for rights to gevokizumab in the United States and/or Japan.  In addition, the loan becomes immediately due and payable upon certain customary events of default. At September 30, 2012 and December 31, 2011, the outstanding principal balance under this loan was $19.3 million and $19.4 million, respectively, using the Euro to U.S. dollar exchange rate at each such date. For the three and nine months ended September 30, 2012, the Company recorded an unrealized foreign exchange loss of $0.4 million and an unrealized foreign exchange gain of $0.1 million, respectively, related to the re-measurement of the loan, compared to an unrealized gain of $1.2 million and an unrealized loss of $0.9 million, respectively, for the same periods in 2011.

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

The loan discount is amortized under the effective interest method over the expected five-year life of the loan.  The Company recorded non-cash interest expense of $0.4 million and $1.1 million in the three and nine months ended September 30, 2012, respectively, and $0.3 million and $1.0 million in the three and nine months ended September 30, 2011, respectively, resulting from the amortization of the loan discount. At September 30, 2012 and December 31, 2011, the net carrying value of the loan was $13.5 million and $12.5 million, respectively. For the three and nine months ended September 30, 2012, the Company recorded an unrealized foreign exchange gain of $0.1 million and an unrealized foreign exchange loss of $0.1 million, respectively, related to the re-measurement of the loan discount, compared to unrealized foreign exchange losses of $0.2 million and $0.4 million, respectively, for the same periods of 2011.

The Company believes that realization of the benefit and the associated deferred revenue is contingent on the loan remaining outstanding over the five-year contractual term of the loan. If the Company were to stop providing service under the collaboration arrangement and the arrangement is terminated, the maturity date of the loan would be accelerated and a portion of measured benefit would not be realized. As the realization of the benefit is contingent, in part, on the provision of future services, the Company is recognizing the deferred revenue over the expected five-year life of the loan. The deferred revenue is amortized under the effective interest method, and the Company recorded $0.4 million and $1.1 million of related non-cash revenue during the three and nine months ended September 30, 2012, respectively, and $0.3 million and $1.0 million during the three and nine months ended September 30, 2011, respectively.

General Electric Capital Corporation Term Loan

In December 2011, the Company entered into a loan agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GECC”), under which GECC agreed to make a term loan in an aggregate principal amount of $10 million (the “Term Loan”) to the Company, and upon execution of the Loan Agreement, GECC funded the Term Loan. As security for its obligations under the Loan Agreement, the Company granted a security interest in substantially all of its existing and after-acquired assets, excluding its intellectual property assets (such as those relating to the Company’s gevokizumab and anti-botulism products). The Term Loan accrued interest at a fixed rate of 11.71% per annum and was to be repaid over a period of 42 consecutive equal monthly installments of principal and accrued interest and was due and payable in full on June 15, 2015. The Company incurred debt issuance costs of approximately $1.3 million in connection with the Term Loan and was required to pay a final payment fee equal to $500,000 on the maturity date, or such earlier date as the Term Loan is paid in full. The debt issuance costs and final payment fee were being amortized and accreted, respectively, to interest expense over the term of the Term Loan using the effective interest method.

In connection with the Loan Agreement, the Company issued to GECC unregistered stock purchase warrants, which entitle GECC to purchase up to an aggregate of 263,158 unregistered shares of XOMA common stock at an exercise price equal to $1.14 per share. These warrants are immediately exercisable and have a five year term. The Company allocated the aggregate proceeds of the GECC Term Loan between the warrants and the debt obligation based on their relative fair values.  The fair value of the warrants issued to GECC was determined using the Black-Scholes Model. The warrants’ fair value of $0.2 million was recorded as a discount to the debt obligation and was being amortized over the term of the loan using the effective interest method.

In September 2012, the Company entered into an amendment to the Loan Agreement providing for an additional term loan in the amount of $4.6 million, increasing the term loan obligation to $12.5 million (the “Amended Term Loan”) and providing for an interest-only monthly repayment period following the effective date of the amendment through March 1, 2013, at a stated interest rate of 10.9% per annum. Thereafter, the Company is obligated to make monthly principal payments of $347,222, plus accrued interest, over a 27-month period commencing on April 1, 2013 and through June 15, 2015, at which time the remaining outstanding principal amount of $3.1 million, plus accrued interest, is due.  The Company incurred debt issuance costs of approximately $0.2 million and is required to make a final payment fee in the amount of $875,000 on the date upon which the outstanding principal amount is required to be repaid in full.  This final payment fee replaced the original final payment fee of $500,000. The debt issuance costs and final payment fee are being amortized and accreted, respectively, to interest expense over the term of the Amended Term Loan using the effective interest method.

In connection with the amendment, on September 27, 2012 the Company issued to GECC unregistered stock purchase warrants, which entitle GECC to purchase up to an aggregate of 39,346 shares of XOMA common stock at an exercise price equal to $3.54 per share. These warrants are immediately exercisable and have a five year term. The warrants’ fair value of $0.1 million was recorded as a discount to the debt obligation and is being amortized over the term of the loan using the effective interest method. The warrants are classified in permanent equity on the condensed consolidated balance sheets.

The Amended Term Loan does not change the remaining terms of the Loan Agreement. The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including restrictions on the ability to incur indebtedness, grant liens, make investments, dispose of assets, enter into transactions with affiliates and amend existing material agreements, in each case subject to various exceptions. In addition, the loan agreement contains customary events of default that entitle GECC to cause any or all of the indebtedness under the loan agreement to become immediately due and payable. The events of default include any event of default under a material agreement or certain other indebtedness.

The Company may voluntarily prepay the Amended Term Loan in full, but not in part, and any voluntary and certain mandatory prepayments are subject to a prepayment premium of 3% in the first year after the effective date of the loan amendment, 2% in the second year and 1% thereafter, with certain exceptions.  The Company will also be required to pay the $875,000 final payment fee in connection with any voluntary or mandatory prepayment. On the effective date of the loan amendment, the Company paid an accrued final payment fee in the amount of $0.2 million relating to the original final payment fee of $500,000.

At September 30, 2012 and December 31, 2011, the outstanding principal balance under the Amended Term Loan was $12.5 million and $10.0 million respectively.

Interest Expense

Interest expense and amortization of debt issuance costs and discounts are shown below for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest expense
Servier loan	$558	$564	$1,583	$1,544
GECC term loan	475	-	1,298	-
Novartis note	99	85	298	254
Other	12	3	32	20
Total interest expense	$1,144	$652	$3,211	$1,818

Other Financings

ATM Agreement

On February 4, 2011, the Company entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”), with McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”), under which it may sell shares of its common stock from time to time through the MLV, as the agent for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under the Company’s registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011 and amended on March 10, 2011, June 3, 2011 and January 3, 2012, which was most recently declared effective by the SEC on January 17, 2012. MLV may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the Company’s common stock or to or through a market maker. MLV may also sell the shares in privately negotiated transactions, subject to the Company’s prior approval. From the inception of the 2011 ATM Agreement through September 30, 2012, the Company sold a total of 7,572,327 shares of common stock under this agreement for aggregate gross proceeds of $14.6 million, including 2,285,375 shares of common stock sold in the first half of 2012 for aggregate gross proceeds of $3.3 million. Total offering expenses incurred related to sales under the 2011 ATM Agreement from inception to September 30, 2012, were $0.4 million, including $0.1 million incurred during 2012.

Underwritten Offering and Amendment to Shareholder Rights Plan

On March 9, 2012, the Company completed an underwritten public offering of 29,669,154 shares of its common stock, and accompanying warrants to purchase one half of a share of common stock for each share purchased, at a public offering price of $1.32 per share. Total gross proceeds from the offering were approximately $39.2 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $3.0 million. The warrants, which represent the right to acquire an aggregate of up to 14,834,577 shares of common stock, are immediately exercisable and have a five-year term and an exercise price of $1.76 per share. As of September 30, 2012, 14,743,697 of these warrants were outstanding and had a fair value of $32.1 million.

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

The Company recognized $0.1 million of income tax benefit relating to refundable credits for the three and nine months ended September 30, 2012 and there was no material income tax expense for the three and nine months ended September 30, 2011. The Company’s effective tax rate will fluctuate from period to period due to several factors inherent in the nature of the Company’s operations and business transactions. The factors that most significantly impact this rate include the variability of licensing transactions in foreign jurisdictions.

9.	Stock-based Compensation

In the first nine months of 2012, the Board of Directors of the Company approved grants under the Amended and Restated 2010 Long Term Incentive Plan for an aggregate of 2,161,920 stock options and an aggregate of 1,190,323 restricted stock units (“RSUs”) to certain employees and directors of the Company. The options vest monthly over four years for employees and one year for directors and the RSUs vest annually over three years in equal increments.

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

The fair value of stock-based awards was estimated based on the following weighted average assumptions for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Dividend yield	0%	0%	0%	0%
Expected volatility	92%	89%	92%	87%
Risk-free interest rate	0.65%	0.96%	0.83%	1.86%
Expected term	5.6 years	5.6 years	5.6 years	5.3 years

Stock option activity for the nine months ended September 30, 2012 was as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2011	5,053,435	$12.55	6.89	$-
Granted	2,161,920	2.57
Exercised	(77,797)	1.69
Forfeited, expired or cancelled	(484,144)	15.96
Options outstanding at September 30, 2012	6,653,414	$9.19	7.51	$4,520,629
Options exercisable at September 30, 2012	4,003,868	$13.10	6.53	$2,106,931

The valuation of RSUs is determined at the date of grant using the closing stock price. To establish an estimate of forfeiture rate, the Company considers its historical experience of forfeitures and terminations.

Unvested RSU activity for the nine months ended September 30, 2012 is summarized below:

		Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value
Unvested balance at December 31, 2011	903,874	$1.69
Granted	1,190,323	2.84
Vested	(194,629)	3.44
Forfeited	(200,261)	1.69
Unvested balance at September 30, 2012	1,699,307	$2.29

The following table shows total stock-based compensation expense included in the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Research and development	$1,304	$458	$1,984	$2,404
Selling, general and administrative	818	1,084	1,384	3,194
Total stock-based compensation expense	$2,122	$1,542	$3,368	$5,598

10.	Legal Proceedings, Commitments and Contingencies

On April 8, 2011, four complaints were filed in the United States District Court for the Eastern District of Michigan.  The cases are captioned:  Muniz v. Genentech, et al., 5:11-cv-11489-JCO-RSW; Tifenthal v. Genentech, et al., 2:11-cv-11488-DPH-LJM; Blair v. Genentech, et al., 2:11-cv-11463-SFC-MJH; and Marsh v. Genentech, et al., 2:11-cv-11462-RHC-MKM.  The complaints allege claims against Genentech and the Company (“Defendants”) for alleged strict liability failure to warn, negligence, breach of warranty, and fraud by concealment based on injuries alleged to have occurred as a result of the plaintiffs’ treatment with RAPTIVA®.  The complaints seek unspecified compensatory and punitive damages.  All four cases were transferred to the United States District Court for the Western District of Michigan.  On October 26, 2011, the Court granted the Motions to Dismiss filed by Defendants in all four actions.  On September 6, 2012, the 6th Circuit Court of Appeals affirmed the judgment in favor of Defendants and, on October 12, 2012, denied a petition for en banc rehearing. The Company’s agreement with Genentech provides for indemnification of the Company and payment of legal fees by Genentech which the Company believes is applicable to these matters. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

On January 11, 2011, a complaint was filed in the U.S. District Court for the District of Massachusetts in a case captioned Sylvia, et al. v. Genentech, Inc., et al., No. 1:11-cv-10054-MLW. On June 13, 2011, a complaint was filed in the Supreme Court for the State of New York, Onondaga County.  Defendants removed the case to the United States District Court for the Northern District of New York on November 3, 2011.  The complaint asserts claims against Defendants for alleged strict liability defective design and manufacture, strict liability failure to warn, negligence, breach of warranty, and loss of consortium based on injuries alleged to have occurred as a result of the plaintiff’s treatment with RAPTIVA®.  The complaint seeks unspecified compensatory and punitive damages.  No trial date has been set.  The Company’s agreement with Genentech provides for indemnification of the Company and payment of legal fees by Genentech which the Company believes is applicable to these matters. The Company believes the claims against it to be without merit and intends to defend against them vigorously.

11.	Subsequent Events

October 2012 Underwritten Offering

On October 29, 2012, the Company completed an underwritten public offering of 13,333,333 shares of its common stock, at a public offering price of $3.00 per share. In addition, the Company has granted the underwriters a 30-day option to purchase up to an additional 1,999,999 shares of common stock on the same terms and conditions, solely to cover over-allotments, if any. Total gross proceeds from the offering were approximately $40.0 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $3.1 million.

Section 382 Ownership Change

Based on the Company’s analysis under Section 382 (which subjects the amount of pre-change net operating loss carry-forwards (“NOLs”) and certain other pre-change tax attributes that can be utilized to an annual limitation), the Company has experienced a subsequent ownership change as a result of its October of 2012 underwritten public offering, which would substantially limit the use of its NOLs and other tax attributes per year.

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

Overview

We are a leader in the discovery and development of innovative antibody-based therapeutics. Our lead drug candidate is gevokizumab (formerly XOMA 052), a humanized monoclonal allosteric modulating antibody designed to inhibit the pro-inflammatory cytokine interleukin-1 beta (“IL-1 beta”), which is believed to be a primary trigger of pathologic inflammation in multiple diseases. We have entered into a license and collaboration agreement with Les Laboratoires Servier (“Servier”) to jointly develop and commercialize gevokizumab in multiple indications. In collaboration with our partner, Servier, we have launched the global Phase 3 gevokizumab clinical development program for active and controlled non-infectious (“NIU”) and Behçet’s uveitis. We are screening and enrolling patients in these three separate studies. We anticipate that Servier will launch a Phase 2 proof-of-concept study for gevokizumab in a cardiovascular disease indication during 2012. Separately, we have launched a Phase 2 proof-of-concept program for gevokizumab to evaluate additional indications, including a clinical trial in moderate-to-severe inflammatory acne, which began enrolling patients in December 2011, and a clinical trial in erosive osteoarthritis (“EOA”) of the hand, which was opened for enrollment in June 2012. We anticipate initiating a proof-of-concept study evaluating gevokizumab in a third indication in the fourth quarter of 2012.

Our proprietary preclinical pipeline includes classes of antibodies that activate or sensitize the insulin receptor in vivo, named XMet, and represent potential new therapeutic approaches to the treatment of diabetes and several diseases that have insulin involvement and that we believe may be orphan drug opportunities. We have developed these and other antibodies using some or all of our ADAPT™ antibody discovery and development platform, our ModulX™ technologies for generating allosterically modulating antibodies, and our OptimX™ technologies for optimizing biophysical properties of antibodies, including affinity, immunogenicity, stability and manufacturability.

Our biodefense initiatives include XOMA 3AB, a biodefense anti-botulism product candidate comprising a combination of three antibodies, which is directed against stereotype A was developed through funding from the National Institute of Allergy and Infectious Diseases (“NIAID”) of the U.S. National Institutes of Health (“NIH”). Enrollment and dosing of all cohorts has been completed in a Phase 1 clinical trial sponsored by NIAID. In January 2012, we announced we will complete NIAID biodefense contracts currently in place but will not actively pursue future contracts.  Should the government choose to acquire XOMA 3AB or other biodefense products in the future, we expect to be able to provide these antibodies through an outside manufacturer.

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

In January 2012, we announced we had acquired certain U.S. rights to a portfolio of antihypertensive products from Servier. The portfolio includes ACEON® (perindopril erbumine), a currently marketed angiotensin converting enzyme (“ACE”) inhibitor, and three fixed-dose combination (“FDC”) product candidates where perindopril is combined with another active ingredient(s). The last to expire proprietary form of perindopril in each FDC product candidate provides patent protection until April 2023. We assumed commercialization activities for ACEON in January 2012. In late February 2012, we initiated enrollment in a Phase 3 trial for perindopril arginine and amlodipine besylate, the first FDC product candidate (“FDC1”). If this trial generates positive results, we expect it to be the only efficacy trial needed to complement the existing body of clinical data to support the submission of a New Drug Application to the FDA seeking marketing approval for FDC1. Partial funding for the Phase 3 trial was to be provided by Servier; the balance of study expenses, consisting primarily of costs generated by our contract research organization, we expect to pay over time from the profits generated by our ACEON sales.

Significant Developments in the First Nine Months of 2012

Gevokizumab

●
In June 2012, we initiated enrollment in a global Phase 3 study investigating the ability of gevokizumab to reduce the signs and symptoms, including vitreous haze, in patients with NIU involving the intermediate and/or posterior segment of the eye. The study is titled A randomisEd, double-masked, placebo-controlled studY of the safety and Efficacy of GevokizUmAb in the tReatment of subjects with active  non-infectious intermeDiate, posterior or pan-uveitis (EYEGUARD™-A). We intend to enroll patients with active non-infectious intermediate, posterior, or pan-uveitis with a vitreous haze score equal to or greater than 2+ on the Standardization of Uveitis Nomenclature  / National Eye Institute scale in at least one eye. They will be randomized to receive either one of two monthly doses of gevokizumab or placebo. The study's primary endpoint is the proportion of patients demonstrating a significant reduction in vitreous haze score on Day 56.

●
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

●
In August 2012, we and Servier entered into an agreement with Boehringer Ingelheim to transfer our technology and process for the commercial manufacture of gevokizumab. Upon completion of the transfer and the establishment of biological comparability, we expect Boehringer Ingelheim to produce gevokizumab at its facility in Biberach, Germany, for our commercial use and use in Phase 3 clinical trials.  We and Servier retain all rights to the development and commercialization of gevokizumab.

●	In August 2012, we obtained FDA orphan drug status for gevokizumab in the treatment of non-infectious intermediate, posterior, or pan-uveitis, or chronic non-infectious anterior uveitis.

●
In September 2012, we announced that Servier has received authorization to initiate the Servier-sponsored Behçet's uveitis Phase 3 clinical trial in several European countries. The study is titled A randomisEd, double-masked, placebo-controlled studY of the Efficacy of GevokizUmAb in the tReatment of patients with Behçet's Disease uveitis (EYEGUARD™-B). The objective of this study is to evaluate the efficacy of gevokizumab as compared to placebo on top of current standard of care (immunosuppressive therapy and oral corticosteroids) in reducing the risk of Behçet's disease uveitis exacerbations and to assess the safety of gevokizumab.

Perindopril Franchise

●
On January 17, 2012, we announced that we had acquired certain U.S. rights to a portfolio of antihypertensive products from Servier. The portfolio includes ACEON, a currently marketed ACE inhibitor, and three FDC product candidates where a proprietary form of perindopril (perindopril arginine) is combined with other active ingredient(s). We assumed commercialization activities for ACEON in January 2012 following the license transfer from Servier’s previous licensee and began shipping XOMA-labeled ACEON to pharmaceutical wholesalers in the second quarter of 2012.

●
In February 2012, we initiated enrollment in a Phase 3 trial for FDC1. We expect the trial to enroll approximately 816 patients with hypertension to determine the safety and efficacy of FDC1 versus either perindopril or amlodipine alone. Based on regulatory interaction to date, if the trial generates positive results, we expect it to be the only efficacy trial needed to complement the existing body of clinical data to support the submission of a New Drug Application to the FDA seeking marketing approval for FDC1. Partial funding for the PATH trial was provided by Servier; the balance of study expenses, consisting primarily of costs generated by our contract research organization, we expect to pay over time from the profits generated by our ACEON sales.

Streamlining and Restructuring Charges

•
On January 5, 2012, we implemented a streamlining of operations, which resulted in a restructuring designed to sharpen our focus on value-creating opportunities led by gevokizumab and our unique antibody discovery and development capabilities. The restructuring plan included a reduction of our personnel by 84 positions, or 34%, of which 52 were eliminated immediately and the remainder eliminated as of April 6, 2012. These staff reductions resulted primarily from our decisions to utilize a contract manufacturing organization for Phase 3 and commercial antibody production and to eliminate internal research functions that are non-differentiating or that can be obtained cost effectively by contract service providers. As a result, we expect to reduce ongoing internal spending by approximately $14 million in 2012 compared to the 2011 level. In connection with the streamlining of operations, we incurred restructuring charges in the first nine months of 2012 of $2.0 million related to severance, other termination benefits and outplacement services, $2.2 million related to the impairment and accelerated depreciation of various assets and leasehold improvements, and $0.7 million related to moving and other facility charges.

Management Change

●
On January 4, 2012, the Company’s Board of Directors appointed John Varian, a current Board member and the then interim Chief Executive Officer, as Chief Executive Officer. W. Denman Van Ness continues to serve as Chairman of the Board.

●
Effective August 31, 2012, the Company’s Board of Directors accepted the retirement of Christopher J. Margolin as Vice President, General Counsel and Secretary. Mr. Margolin's retirement comes as a result of our determination to restructure our legal services function and outsource much of that function to outside legal counsel, in lieu of an internal general counsel. Going forward, our legal function will be managed by Fred Kurland, our Vice President, Finance and Chief Financial Officer and Secretary, with the assistance of outside legal counsel.

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

●
In September 2012, we entered into an amendment to our existing loan agreement with General Electric Capital Corporation (“GECC”) providing for an additional term loan of $4.6 million, increasing the aggregate loan obligation to $12.5 million. The loan obligation accrues interest at a fixed rate of 10.9% and the loan amendment provides for a six month interest-only repayment period. The loan obligation will be repaid over a 27-month period commencing on April 1, 2013. The loan obligation matures on June 15, 2015, at which time the remaining principal amount of $3.1 million, plus accrued interest and a final payment fee equal to 7% of the loan obligation will be due.

●
In connection with the September 2012 loan amendment, we issued to GECC unregistered stock purchase warrants, which entitle GECC to purchase up to an aggregate of 39,346 unregistered shares of XOMA common stock at an exercise price of $3.54 per share. These warrants are immediately exercisable and have a five year term.

Results of Operations

Revenues

Total revenues for the three and nine months ended September 30, 2012 and 2011, were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
License and collaborative fees	$1,127	$4,859	$(3,732)	$4,665	$16,725	$(12,060)
Contract and other	5,905	11,370	(5,465)	20,930	31,624	(10,694)
Product sales	219	-	219	795	-	795
Total revenues	$7,251	$16,229	$(8,978)	$26,390	$48,349	$(21,959)

License and Collaborative Fees

License and collaborative fee revenue includes fees and milestone payments related to the out-licensing of our products and technologies. The decreases in license and collaborative fee revenue for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, was primarily due to $3.9 million and $14.9 million in revenue recognized in the three and nine months ended September 30, 2011, respectively, related to the collaboration and license agreement with Servier to jointly develop and commercialize gevokizumab in multiple indications. These decreases were partially offset by increases in other licensing fees of $0.2 million and $2.8 million in the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The generation of future revenue related to license fees and other collaborative arrangements is dependent on our ability to attract new licensees to our antibody technologies and new collaboration partners. We expect our revenues from license and collaborative fees in last quarter of 2012 to decrease compared to the same period in 2011.

Contract and Other Revenue

Contract and other revenues include agreements where we provide contracted research and development services to our contract and collaboration partners, including Servier and NIAID. The following table shows the activity in contract and other revenue for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Servier	$3,461	$5,916	$(2,455)	$10,715	$12,590	$(1,875)
NIAID	2,074	5,069	(2,995)	9,106	17,321	(8,215)
Other	370	385	(15)	1,109	1,713	(604)
Total contract and other	$5,905	$11,370	$(5,465)	$20,930	$31,624	$(10,694)

The decreases for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, was primarily due to decreased activity under NIAID Contract No. HHSN272200800028C (“NIAID 3”). These decreases of $3.8 million and $12.1 million in NIAID 3 contract revenue for the three and nine months ended September 30, 2012, respectively, are partially offset by the recognition of $2.0 million in revenue in the first quarter of 2012 related to an adjustment to previously reported revenue from NIAID resulting from an audit by NIAID’s contracting office. This revenue, which was previously deferred, was recognized upon the completion of negotiations with and approval by the NIH in March 2012. Also partially offsetting the decreases in NIAID revenue was activity under Contract No. HHSN272201100031C (“NIAID 4”) of $0.8 million and $1.8 million in the three and nine months ended September 30, 2012, respectively. The NIAID 4 contract was executed in October 2011.

In addition, a reduction in CMC activity under the collaboration with Servier contributed to the decrease in contract and other revenue for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, partially offset by the recognition of partial funding received from Servier for the FDC1 Phase 3 trial and an increase in gevokizumab clinical development activity under the collaboration with Servier.

Based on expected levels of revenue generating activities related to contract and other revenue, we expect a decrease in contract and other revenue in the last quarter of 2012 compared to the same period in 2011.

Net Product Sales

We assumed product sales of ACEON in the first quarter of 2012. Net product sales, cost of sales, and product gross margin for the three and nine months ended September 30, 2012 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Net product sales (1)	219	-	219	795	-	795
Cost of sales (2)	28	-	28	110	-	110
Product gross margin	87%			86%

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

Research and development expenses were $18.4 million and $52.6 million for the three and nine months ended September 30, 2012, respectively, as compared with $15.9 million and $51.5 million for the same periods in 2011. The increases of $2.5 million and $1.1 million for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, was primarily due to increases in clinical trial costs, partially offset by decreases in salaries and related personnel costs.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $6.8 million and $19.8 million in research and development salaries and employee-related expenses for the three and nine months ended September 30, 2012, respectively, as compared with $7.9 million and $25.5 million for the same periods in 2011. The decrease of $1.1 million for the three months ended September 30, 2012, as compared to the same period in 2011, was primarily due to a decrease in salaries and benefits of $2.0 million resulting from decreased headcount in manufacturing as result of the 2012 streamlining of operations, partially offset by a $0.8 million increase in stock-based compensation. The decrease of $5.7 million for the nine months ended September 30, 2012, as compared to the same period in 2011, was primarily due to a decrease in salaries and benefits of $5.1 million resulting from decreased headcount in manufacturing as result of the 2012 streamlining of operations, and a $0.4 million decrease in stock-based compensation.

Our research and development activities can be divided into earlier stage programs and later stage programs. Earlier stage programs include molecular biology, process development, pilot-scale production and preclinical testing. Also included in earlier stage programs are costs related to excess manufacturing capacity, which we expect will decrease in the last quarter of 2012 compared to the same period of 2011 due to our streamlining objectives to utilize a contract manufacturing organization and the sublease of our leased facilities, which housed our large scale manufacturing operations and associated quality functions. Later stage programs include clinical testing, regulatory affairs and manufacturing clinical supplies. The costs associated with these programs approximate the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Earlier stage programs (1)	$8,941	$7,957	$27,010	$30,291
Later stage programs (1)	9,441	7,894	25,583	21,188
Total	$18,381	$15,851	$52,592	$51,479

(1)	Certain research and development segment reclassifications have been made to previously reported amounts to conform to the current year's presentation.

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements approximate the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Internal projects (1)	$8,413	$5,599	$23,810	$20,278
Collaborative and contract arrangements (1)	9,968	10,252	28,782	31,201
Total	$18,381	$15,851	$52,592	$51,479

(1)	Certain research and development segment reclassifications have been made to previously reported amounts to conform to the current year's presentation.

For the three and nine months ended September 30, 2012, the program upon which we incurred the largest amount of expense (gevokizumab) accounted for more than 40% but less than 50% of our total research and development expenses, a second development program (NIAID) accounted for more than 20% but less than 30% of our total research and development expenses, and a third development program (XMet) accounted for more than 10% but less than 20% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expenses for the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2011, the programs upon which we incurred the largest amount of expenses (gevokizumab and NIAID) accounted for more than 30% but less than 40%, and a third development program (XMET) accounted for more than 10% but less than 20% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expenses for the three and nine months ended September 30, 2011.

We expect our research and development spending in the last quarter of 2012 to increase compared to the same period of 2011 primarily due to the initiation of our global Phase 3 clinical program for gevokizumab for the NIU indication, the initiation of our Phase 2 proof-of-concept program for gevokizumab to evaluate moderate-to-severe inflammatory acne and the initiation of our Phase 2 proof-of-concept program for EOA of the hand, all under our license and collaboration agreement with Servier. In addition, we plan to announce the third proof-of-concept indication for gevokizumab later in 2012.

Future research and development spending may be impacted by potential new licensing or collaboration or development arrangements, as well as the termination of existing agreements. However, the scope and magnitude of future research and development expenses are difficult to predict at this time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. Selling, general and administrative expenses were $4.7 million and $12.9 million for the three and nine months ended September 30, 2012, respectively, compared with $7.3 million and $18.8 million for the same periods in 2011. The decreases of $2.6 million and $5.9 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011, were primarily due to decreases in salaries and related personnel costs of $1.1 million and $1.3 million, respectively, in large part due to the one-time $1.3 million severance expense incurred during the third quarter of 2011 in connection with the resignation of our former Chairman, Chief Executive Officer and President. Also contributing to these changes were decreases in professional services costs of $1.5 million and $2.4 million, respectively, as compared to the same periods in 2011, primarily due to a reduction in legal costs, and decreases in stock-based compensation of $0.3 million and $1.8 million, respectively, as compared to the same periods in 2011.

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

During the nine months ended September 30, 2012, in connection with this streamlining of operations, we recorded charges of $2.0 million, related to severance, other termination benefits and outplacement services. We do not expect to incur additional restructuring charges during the remainder of 2012 related to severance, other termination benefits and outplacement services.

In 2012, we vacated and subleased leased facilities, which housed our large scale manufacturing operations and associated quality functions. During the three and nine months ended September 30, 2012, we recorded charges of $0.3 and $0.7 million, respectively, related to moving and other facility costs in connection with the exit of these buildings. We do not expect to incur any significant restructuring charges during the remainder of 2012 in connection with lease payments for these buildings as these payments will be offset by future sublease income.

We performed an impairment analysis of property and equipment and leasehold improvements related to our manufacturing operations. Since the estimated undiscounted future cash inflows from a certain group of assets were less than the carrying value, we determined that these assets were impaired and recorded a restructuring charge of $0.8 million during the first quarter of 2012. Further, we changed the useful life of certain property and equipment and leasehold improvements impacted by our plans to vacate two leased buildings. As a result, we recorded accelerated depreciation of $1.3 million during the first half of 2012 as restructuring charges. In the third quarter of 2012, we entered into an agreement for the sublease of these buildings and sale of this property and equipment. Effective the date of the agreement, we changed the useful life of certain leasehold improvements to extend through the term of the agreement and recorded an additional $0.1 million restructuring charge relating to the loss on sale of these assets. We do not expect to incur additional restructuring charges during the remainder of 2012 related to the property and equipment and leasehold improvements.

Other Income (Expense)

Interest Expense

Interest expense and amortization of debt issuance costs and discounts are shown below for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Interest expense
Servier loan	$558	$564	$(6)	$1,583	$1,544	$39
GECC term loan	475	-	475	1,298	-	1,298
Novartis note	99	85	14	298	254	44
Other	12	3	9	32	20	12
Total interest expense	$1,144	$652	$492	$3,211	$1,818	$1,393

The increases in interest expense of $0.5 million and $1.4 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011 were primarily due to interest expense related to the loan with GECC, which was funded in December 2011.

Other Expense

Other expense primarily consisted of unrealized and realized (losses) gains. The following table shows the activity in other expense for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Other expense
Unrealized foreign exchange gain (loss) (1)	$(318)	$760	$(1,078)	$96	$(1,114)	$1,210
Realized foreign exchange (loss) gain (2)	(1)	(1)	-	8	555	(547)
Unrealized (loss) gain on foreign exchange options	(110)	(285)	175	(721)	(128)	(593)
Other	9	54	(45)	75	72	3
Total other expense	$(420)	$528	$(948)	$(542)	$(615)	$73

(1)	Unrealized foreign exchange gain (loss) for the three and nine months ended September 30, 2012 and 2011 primarily relates tothe re-measurement of the €15 million Servier loan.
(2)
Realized foreign exchange gain for the nine months ended September 30, 2011 primarily relates to the conversion intoU.S. dollars of the €15 million cash proceeds received from Servier in January of 2011.

Revaluation of Contingent Warrant Liabilities

In March 2012, in connection with an underwritten offering, we issued five-year warrants to purchase 14,834,577 shares of XOMA’s common stock at an exercise price of $1.76 per share. These warrants contain provisions that are contingent on the remote occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date of such change in control. We believe the likelihood of a change in control prior to the expiration of the warrants is remote; however, due to these provisions, we are required to account for the warrants issued in March 2012 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' (deficit) equity, or expiration of the warrants. At issuance, the fair value of the warrant liability was estimated to be $6.4 million using the Black-Scholes Model. We revalued the warrant liability at September 30, 2012 using the Black-Scholes Model and recorded increases in the fair value of $9.0 million and $26.0 million for the three and nine months ended September 30, 2012, respectively, as losses in the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive loss. As of September 30, 2012, 14,743,697 of these warrants were outstanding and had a fair value of $32.1 million. This increase in liability is primarily due to the excess of the market value of our common stock at September 30, 2012 compared to the warrant exercise price.

In February 2010, in connection with an underwritten offering, we issued five-year warrants to purchase 1,260,000 shares of XOMA’s common stock at an exercise price of $10.50 per share. These warrants contain provisions that are contingent on the remote occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. We believe the likelihood of a change in control prior to the expiration of the warrants is remote; however, due to these provisions, we are required to account for the warrants issued in February 2010 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' (deficit) equity, or expiration of the warrants. At December 31, 2011, the fair value of the warrant liability was estimated to be $0.3 million using the Black-Scholes Model. At March 31, 2012, we changed our expected volatility assumption in the Black-Scholes Model from an estimate of volatility based on historical stock price volatility observed on XOMA’s underlying stock to a volatility estimate based on the volatility implied from warrants issued by XOMA in recent private placement transactions. We revalued the warrant liability at September 30, 2012 using the Black-Scholes Model and recorded a decrease in the fair value of $0.2 million for the nine months ended September 30, 2012 as a gain in the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive loss. As of September 30, 2012, all of these warrants were outstanding.

In June 2009, we issued warrants to certain institutional investors as part of a registered direct offering. The warrants represent the right to acquire an aggregate of up to 347,826 shares of XOMA’s common stock over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share. These warrants contain provisions that are contingent on the remote occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. We believe the likelihood of a change in control prior to the expiration of the warrants is remote; however, due to these provisions, we are required to account for the warrants issued in June 2009 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' deficit) equity, or expiration of the warrants. At December 31, 2011, the fair value of the warrant liability was estimated to be $0.1 million using the Black-Scholes Model. At March 31, 2012, we changed our expected volatility assumption in the Black-Scholes Model from an estimate of volatility based on historical stock price volatility observed on XOMA’s underlying stock to a volatility estimate based on the volatility implied from warrants issued by XOMA in recent private placement transactions. We revalued the warrant liability at September 30, 2012 using the Black-Scholes Model and recorded a decrease in the fair value of $0.1 million for the nine months ended September 30, 2012 as a gain in the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive loss. As of September 30, 2012, all of these warrants were outstanding.

The following table provides a summary of the changes in fair value of contingent warrant liabilities for the nine months ended September 30, 2012 (in thousands):

Contingent warrant liabilities	September 30, 2012
Balance at December 31, 2011	$379
Initial fair value of warrants issued in March 2012	6,390
Reclassification of contingent warrant liability to equity upon exercise of warrants	(336)
Net increase in fair value of contingent warrant liabilities upon revaluation	25,746
Balance at September 30, 2012	$32,179

Income Taxes

We recognized $0.1 million of income tax benefit for the three and nine months ended September 30, 2012 and income tax expense was not material for the three and nine months ended September 30, 2011.

Accounting Standards Codification Topic 740, Income Taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and carry-back potential, we have determined that total deferred tax assets should be fully offset by a valuation allowance.

We did not have unrecognized tax benefits as of September 30, 2012 and do not expect this to change significantly over the next twelve months. We will recognize future interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2012, we have not accrued interest or penalties related to uncertain tax positions.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, our working capital and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	September 30, 2012	December 31, 2011	Change
Cash and cash equivalents	$42,199	$48,344	$(6,145)
Working Capital	$46,930	$42,064	$4,866

	Nine Months Ended September 30,
	2012	2011	Change

Net cash used in operating activities	$(29,432)	$(20,975)	$(8,457)
Net cash used in investing activities	(18,633)	(2,586)	(16,047)
Net cash provided by financing activities	41,920	32,537	9,383
Effect of exchange rate changes on cash	-	(573)	573
Net increase in cash and cash equivalents	$(6,145)	$8,403	$(14,548)

Working Capital

The increase in working capital was primarily due to an aggregate increase of $10.9 million in cash, cash equivalents and short-term investments for the nine months ended September 30, 2012 as compared to the same period in 2011. This increase was primarily due to the March 2012 underwritten public offering of 29,669,154 shares of our common stock and accompanying warrants for gross proceeds of $39.2 million, partially offset by loan proceeds of $20.1 million and a $15.0 million license fee, both received from Servier in 2011.

Cash Used in Operating Activities

Net cash used in operating activities was $29.4 million for the nine months ended September 30, 2012, compared with $21.0 million for the same period in 2011. The increase in net cash used in operating activities was primarily due to a $15.0 million license fee received in the first quarter of 2011 as consideration for the collaboration with Servier. This cash receipt in 2011 was partially offset by a $5.9 million increase in cash receipts in 2012 as a result of the timing of receipts under our collaboration agreement with Servier.

Cash Used in Investing Activities

Net cash used in investing activities was $18.6 million for the nine months ended September 30, 2012, compared with $2.6 million for the same period of 2011. Cash used in investing activities for the nine months ended September 30, 2012 consisted of purchases of short-term investments of $17.0 million and fixed asset purchases of $2.1 million, partially offset by $0.5 million in proceeds from the sale of fixed assets. Cash used in investing activities for the nine months ended September 30, 2011 primarily consisted of fixed asset purchases.

Cash Provided by Financing Activities

Net cash provided by financing activities was $41.9 million for the nine months ended September 30, 2012, compared with $32.5 million for the same period of 2011. Cash provided by financing activities in the first nine months of 2012 related primarily to net proceeds received from the issuance of common stock and warrants of $36.2 million in the March 2012 underwritten public offering, net proceeds of $3.2 million received from the issuance of common stock under the 2011 ATM Agreement, and net loan proceeds of $4.4 million received from GECC, partially offset by $2.1 million principal payments on our loan with GECC. Cash provided by financing activities in the first nine months of 2011 related to proceeds received from the Servier loan for $20.1 million and the net proceeds of $12.4 million received from the issuance of common stock under our previous at market issuance sales agreements.

GECC Term Loan Amendment

On September 27, 2012, we entered into an amendment to the Loan Agreement providing for an additional term loan in the amount of $4.6 million, and an extension of the interest-only monthly repayment period with respect to the aggregate loan obligation of $12.5 million outstanding following the effective date of the amendment through March 1, 2013, at a stated interest rate of 10.9% per annum. Thereafter, we are obligated to make monthly principal payments of $0.3 million, plus accrued interest, at a stated interest rate of 10.9% per annum, over a 27-month period commencing on April 1, 2013 and through June 15, 2015, at which time the remaining outstanding principal amount of $3.1 million, plus accrued interest, is due.  A final payment fee in the amount of $875,000 is payable on the date upon which the outstanding principal amount is required to be repaid in full. Any mandatory or voluntary prepayment of the $12.5 million will accelerate the due date of the final payment fee, and trigger a prepayment premium of 3% in the first year after the loan amendment, 2% in the second year and 1% thereafter.  In connection with the amendment, on September 27, 2012 we issued to GECC unregistered stock purchase warrants, which entitle GECC to purchase up to an aggregate of 39,346 unregistered shares of our common stock at an exercise price of $3.54 per share. These warrants are immediately exercisable and have a five year term.

Underwritten Offering and Amendment to Shareholder Rights Plan

On March 9, 2012, we completed an underwritten public offering of 29,669,154 shares of our common stock, and accompanying warrants to purchase one half of a share of common stock for each share purchased, at a public offering price of $1.32 per share. Total gross proceeds from the offering were approximately $39.2 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $3.0 million. The warrants, which represent the right to acquire an aggregate of up to 14,834,577 shares of common stock, are immediately exercisable and have a five-year term and an exercise price of $1.76 per share. As of November 5, 2012, 14,743,697 of these warrants were outstanding.

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

ATM Agreement

On February 4, 2011, we entered into the 2011 ATM Agreement with MLV, under which we may sell shares of our common stock from time to time through MLV, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011 and amended on March 10, 2011, June 3, 2011 and January 3, 2012, which was most recently declared effective by the SEC on January 17, 2012.  MLV may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker.  MLV may also sell the shares in privately negotiated transactions, subject to our prior approval.  From the inception of the 2011 ATM Agreement through November 5, 2012, we sold a total of 7,572,327 shares of common stock under this agreement for aggregate gross proceeds of $14.6 million.

Net proceeds received during the first nine months of 2012 from the March 2012 public offering and 2011 ATM Agreement were used to continue development of our gevokizumab product candidate and for other working capital and general corporate purposes.

*           *           *

We have incurred significant operating losses and negative cash flows from operations since our inception. At September 30, 2012, we had cash, cash equivalents and short-term investments of $59.2 million. For the remainder of 2012, we expect to continue using our cash, cash equivalents and short-term investments to fund ongoing operations. Additional licensing, antibody discovery and development collaboration agreements, government funding and financing arrangements may positively impact our cash balances. Based on our cash reserves and anticipated spending levels, revenue from collaborations including the gevokizumab license and collaboration agreement with Servier, funding from the loan agreement with GECC, our March 2012 public offering, our recent October 2012 public offering, biodefense contracts and licensing transactions and other sources of funding that we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs into late 2014. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period.  If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms.

Off-Balance Sheet Arrangements

As of September 30, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Estimates

Critical accounting estimates are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, revenue recognition, research and development expense, long-lived assets, contingent warrant liabilities, derivative instruments and stock-based compensation to be critical policies. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2012, as compared with those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 14, 2012.

Subsequent Events

Initiation of Enrollment for EYEGUARD™-C

On October 3, 2012, we announced that we had initiated enrollment in a Phase 3 clinical trial to determine gevokizumab's potential to reduce the risk of recurrent uveitic disease in patients with non-infectious intermediate, posterior, or pan-uveitis. The clinical trial is titled A randomizEd, double-masked, placebo-controlled study of the safetY and Efficacy of GevokizUmAb in the tReatment of subjects with non-infectious intermeDiate, posterior or pan-uveitis currently controlled with systemic treatment (EYEGUARD™-C). We intend to enroll patients with NIU who have experienced active uveitic disease but whose disease currently is controlled with oral corticosteroids with or without immunosuppressive medications.

October 2012 Underwritten Offering

On October 29, 2012, we completed an underwritten public offering of 13,333,333 shares of its common stock, at a public offering price of $3.00 per share. In addition, we have granted the underwriters a 30-day option to purchase up to an additional 1,999,999 shares of common stock on the same terms and conditions, solely to cover over-allotments, if any. Total gross proceeds from the offering were approximately $40.0 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $3.1 million.

Section 382 Ownership Change

Based on our analysis under Section 382 (which subjects the amount of pre-change net operating loss carry-forwards (“NOLs”) and certain other pre-change tax attributes that can be utilized to an annual limitation), we have experienced a subsequent ownership change as a result of our October of 2012 underwritten public offering, which would substantially limit the use of our NOLs and other tax attributes per year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. Our market risks related to interest rate sensitivities at September 30, 2012 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2011 filed with the SEC.

Foreign Currency Risk

We hold debt, incur expenses, and may be owed milestones denominated in foreign currencies. The amount of debt owed, expenses incurred, or milestones owed to us will be impacted by fluctuations in these foreign currencies. When the U.S. dollar weakens against foreign currencies, the U.S. dollar value of the foreign-currency denominated debt, expense, and milestones increases, and when the U.S. dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated debt, expense, and milestones decreases. Consequently, changes in exchange rates will affect the amount we are required to repay on our €15.0 million loan from Servier and may affect our results of operations. Our loan from Servier was fully funded in January 2011, with the proceeds converting to approximately $19.5 million using the January 13, 2011 Euro to U.S. dollar exchange rate.  At September 30, 2012, the €15.0 million outstanding principal balance under this loan agreement would have equaled approximately $19.3 million using the September 30, 2012 Euro to U.S. dollar exchange rate. In May 2011, in order to manage our foreign currency exposure relating to our principal and interest payments on our loan from Servier, we entered into two foreign exchange option contracts to buy €1.5 million and €15.0 million in January 2014 and January 2016, respectively. Upfront premiums paid on these foreign exchange option contracts totaled $1.5 million and they had an aggregate fair value of $0.5 million at September 30, 2012. Our use of derivative financial instruments represents risk management; we do not enter into derivative financial contracts for trading purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Based on their evaluation as of September 30, 2012, our Chief Executive Officer (our principal executive officer) and our Vice President, Finance, Chief Financial Officer and Secretary (our principal financial and principal accounting officer) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our management, including our Chief Executive Officer (our principal executive officer) and our Vice President, Finance, Chief Financial Officer and Secretary (our principal financial and principal accounting officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

Changes in Internal Control

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 8, 2011, four complaints were filed in the United States District Court for the Eastern District of Michigan.  The cases are captioned:  Muniz v. Genentech, et al., 5:11-cv-11489-JCO-RSW; Tifenthal v. Genentech, et al., 2:11-cv-11488-DPH-LJM; Blair v. Genentech, et al., 2:11-cv-11463-SFC-MJH; and Marsh v. Genentech, et al., 2:11-cv-11462-RHC-MKM.  The complaints allege claims against Genentech and us (“Defendants”) for alleged strict liability failure to warn, negligence, breach of warranty, and fraud by concealment based on injuries alleged to have occurred as a result of the plaintiffs’ treatment with RAPTIVA®.  The complaints seek unspecified compensatory and punitive damages.  All four cases were transferred to the United States District Court for the Western District of Michigan.  On October 26, 2011, the Court granted the Motions to Dismiss filed by Defendants in all four actions.  On September 6, 2012, the 6th Circuit Court of Appeals affirmed the judgment in favor of Defendants and, on October 12, 2012, denied a petition for en banc rehearing.  Our agreement with Genentech provides for indemnification of us and payment of legal fees by Genentech which we believe is applicable to these matters. We believe the claims against us to be without merit and intend to defend against them vigorously.

On January 11, 2011, a complaint was filed in the U.S. District Court for the District of Massachusetts in a case captioned Sylvia, et al. v. Genentech, Inc., et al., No. 1:11-cv-10054-MLW. On June 13, 2011, a complaint was filed in the Supreme Court for the State of New York, Onondaga County.  Defendants removed the case to the United States District Court for the Northern District of New York on November 3, 2011.  The complaint asserts claims against Defendants for alleged strict liability defective design and manufacture, strict liability failure to warn, negligence, breach of warranty, and loss of consortium based on injuries alleged to have occurred as a result of the plaintiff’s treatment with RAPTIVA®.  The complaint seeks unspecified compensatory and punitive damages.  No trial date has been set.  Our agreement with Genentech provides for indemnification of us and payment of legal fees by Genentech which we believe is applicable to these matters. We believe the claims against us to be without merit and intend to defend against them vigorously.

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

Because our product candidates are still being developed, we will require substantial funds to continue; we cannot be certain that funds will be available and, if they are not available, we may have to take actions that could adversely affect your investment and may not be able to continue operations.*

We will need to commit substantial funds to continue development of our product candidates and we may not be able to obtain sufficient funds on acceptable terms, or at all.  If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. If we raise additional funds through collaboration and licensing arrangements with third parties, we may be required to relinquish some rights to our technologies or our product candidates, grant licenses on terms that are not favorable to us or enter into a collaboration arrangement for a product candidate at an earlier stage of development or for a lesser amount than we might otherwise choose.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may:

●	terminate or delay clinical trials for one or more of our product candidates;
●	further reduce our headcount and capital or operating expenditures; or
●	curtail our spending on protecting our intellectual property.

We finance our operations primarily through our multiple revenue streams resulting from discovery and development collaborations, biodefense contracts, the licensing of our antibody technologies, and sales of our common stock. In September 2009, we sold our royalty interest in LUCENTIS® to Genentech, Inc., a wholly owned member of the Roche Group (“Genentech”) for gross proceeds of $25.0 million, including royalty revenue from the second quarter of 2009. These proceeds, along with other funds, were used to fully repay our loan from Goldman Sachs Specialty Lending Holdings, Inc. (“Goldman Sachs”). As a result, we no longer have a royalty interest in LUCENTIS. In August 2010, we sold our royalty interest in CIMZIA® for gross proceeds of $4.0 million, including royalty revenue from the second quarter of 2010. As a result, we no longer have a royalty interest in CIMZIA. We received revenue from this royalty interest of $0.5 million in 2010 and $0.5 million in 2009.

Based on our cash, cash equivalents and short-term investments of $59.2 million at September 30, 2012, anticipated spending levels, anticipated cash inflows from collaborations, biodefense contracts and licensing transactions, funding availability including under our loan agreements, and the proceeds from the recent October 2012 public offering, we believe we have sufficient cash resources to meet our anticipated net cash needs into the fourth quarter of 2014. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period or otherwise have a material adverse impact on our ability to finance our continued operations. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms. As a result, we do not know when or whether:

●	operations will generate meaningful funds;

●	additional agreements for product development funding can be reached;

●	strategic alliances can be negotiated; or

●	adequate additional financing will be available for us to finance our own development on acceptable terms, or at all.

Because all of our product candidates are still being developed, we have sustained losses in the past and we expect to sustain losses in the future.*

We have experienced significant losses and, as of September 30, 2012, we had an accumulated deficit of $959.5 million.

For the three and nine months ended September 30, 2012, we had net losses of approximately $26.9 million or $0.39 per share of common stock (basic and diluted) and $73.4 million or $1.22 per share of common stock (basic and diluted), respectively. For the three and nine months ended September 30, 2011, we had net losses of approximately $6.5 million or $0.20 per share of common stock (basic and diluted) and $21.0 million or $0.69 per share of common stock (basic and diluted), respectively.

Our ability to achieve profitability is dependent in large part on the success of our development programs, obtaining regulatory approval for our product candidates and licensing certain of our preclinical compounds, all of which are uncertain. Our ability to fund our ongoing operations is dependent on the foregoing factors and on our ability to secure additional funds. Because our product candidates are still being developed, we do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

We are substantially dependent on Servier for the development and commercialization of gevokizumab and for other aspects of our business, and if we are unable to maintain our relationship with Servier, or Servier does not perform under our agreements with Servier, our business would be significantly harmed.*

We have a number of agreements with Servier which are material to the conduct of our business, including:

●
In December 2010, we entered into a license and collaboration agreement with Servier, to jointly develop and commercialize gevokizumab in multiple indications. Under the terms of the agreement, Servier has worldwide rights to diabetes and cardiovascular disease indications and rights outside the United States and Japan to all other indications, including Behçet’s uveitis and other inflammatory and oncology indications. In late 2011, we announced that Servier agreed to include the NIU Phase 3 trials under the terms of the collaboration agreement for Behçet’s uveitis.  We retain development and commercialization rights for NIU and other inflammatory disease and oncology indications in the United States and Japan and have an option to reacquire rights to diabetes and cardiovascular disease indications from Servier in these territories. Should we exercise this option, we will be required to pay Servier an option fee and partially reimburse a specified portion of Servier’s incurred development expenses. The agreement contains mutual customary termination rights relating to matters such as material breach by either party.  Servier may terminate for safety issues and we may terminate the agreement, with respect to a particular country or the European Patent Organization (“EPO”) member states, for any challenge to our patent rights in that country or any EPO member state, respectively, by Servier.  Servier also has a unilateral right to terminate the agreement for the European Union (“EU”) or for non-EU countries, on a country-by-country basis, or in its entirety, in each case with six months’ notice.

●
In December 2010, we also entered into a loan agreement with Servier, which provides for an advance of up to €15.0 million and was fully funded in January 2011 with the proceeds converting to approximately $19.5 million at the January 13, 2011, Euro to U.S. dollar exchange rate. This loan is secured by an interest in our intellectual property rights to all gevokizumab indications worldwide, excluding the United States and Japan. The loan has a final maturity date in 2016; however, after a specified period prior to final maturity, the loan is required to be repaid (1) at Servier’s option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (2) using a significant percentage of any upfront, milestone or royalty payments we receive from any third-party collaboration or development partner for rights to gevokizumab in the United States and/or Japan. In addition, the loan becomes immediately due and payable upon certain customary events of default.  At September 30, 2012, the €15.0 million outstanding principal balance under this loan agreement would have equaled approximately $19.3 million using the September 30, 2012 Euro to U.S. dollar exchange rate.

●
Effective in January 2012, we entered into an amended and restated agreement with Servier for the United States commercialization rights to ACEON and, upon exercise by us of an option with respect to each product, a portfolio of additional FDC product candidates where perindopril is combined with another active ingredient(s), such as a calcium channel blocker. To date we have exercised this option with respect to one FDC product.  This agreement, together with a related trademark license agreement, provides us with exclusive U.S. rights to ACEON and FDC1, and options on additional FDCs. The arrangement also provides that Servier will supply to us, and we will purchase exclusively from Servier, the active ingredients in ACEON and the FDCs, in some cases for a limited period. The agreement contains customary termination rights relating to matters such as material breach by, or insolvency of, either party or, as to particular licensed products, for safety issues arising with respect to such products. Each party also has the right to terminate the arrangement if FDC1 does not receive FDA approval by December 31, 2014. Servier also has the right to terminate the arrangement if certain aspects of our commercialization strategy are not successful and Servier does not consent to an alternative strategy or, as to the FDCs, if we breach our obligations to certain of our service providers.  Further, Servier may also terminate the agreement if we fail to achieve certain levels of sales of products, and do not make a specified payment in such circumstances to maintain our license, or under certain circumstances upon our change in control, if we fail to take certain actions or make certain payments.

Because Servier is an independent third party, it may be subject to different risks than we are and has significant discretion in, and different criteria for, determining the efforts and resources it will apply related to its agreements with us. Even though we have a collaborative relationship with Servier, our relationship could deteriorate or other circumstances may prevent our relationship with Servier from resulting in successful development of marketable products.  If we are not able to maintain our working relationship with Servier, or if Servier does not perform under our agreements with Servier, our ability to develop and commercialize gevokizumab and the FDCs would be materially and adversely affected, as would our ability to commercialize ACEON.

We have received negative results from certain of our clinical trials, and we face uncertain results of other clinical trials of our product candidates.*

Drug development has inherent risk, and we are required to demonstrate through adequate and well-controlled clinical trials that our product candidates are effective, with a favorable benefit-risk profile for use in their target profiles before we can seek regulatory approvals for their commercial use.  It is possible that we may never receive regulatory approval for any of our product candidates. Even if a product candidate receives regulatory approval, the resulting product may not gain market acceptance among physicians, patients, healthcare payors and the medical community.  In March 2011, we announced our Phase 2b trial of gevokizumab in Type 2 diabetes in 421 patients did not achieve the primary endpoint of reduction in hemoglobin A1c (“HbA1c”) after six monthly treatments with gevokizumab compared to placebo. In June 2011, we announced top-line trial results from our six-month Phase 2a trial of gevokizumab in Type 2 diabetes in 74 patients, and there were no differences in glycemic control between the drug and placebo groups as measured by HbA1c levels.

Many of our product candidates, including gevokizumab and XOMA 3AB, will require significant additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy and expensive, often taking a number of years. As clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly. As a result, it is uncertain whether:

●	our future filings will be delayed;

●	our preclinical and clinical studies will be successful;

●	we will be successful in generating viable product candidates to targets;

●	we will be able to provide necessary additional data;

●	results of future clinical trials will justify further development; or

●	we will ultimately achieve regulatory approval for any of these product candidates.

The timing of the commencement, continuation and completion of clinical trials may be subject to significant delays relating to various causes, including completion of preclinical testing and earlier-stage clinical trials in a timely manner, engaging contract research organizations and other service providers, scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, and shortages of available drug supply. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. Regardless of the initial size or relative complexity of a clinical trial, the costs of such trial may be higher than expected due to increases in duration or size of the trial, changes in the protocol pursuant to which the trial is being conducted, additional or special requirements of one or more of the healthcare centers where the trial is being conducted, changes in the regulatory requirements applicable to the trial or in the standards or guidelines for approval of the product candidate being tested or for other unforeseen reasons. In addition, we conduct clinical trials in foreign countries which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign clinical research organizations, as well as expose us to risks associated with foreign currency transactions insofar as we might desire to use U.S. dollars to make contract payments denominated in the foreign currency where the trial is being conducted.

All of our product candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that satisfactorily support the filing of an Investigational New Drug application (“IND”) (or a foreign equivalent) with respect to our product candidates. Even if these applications would be or have been filed with respect to our product candidates, the results of preclinical studies do not necessarily predict the results of clinical trials. Similarly, early-stage clinical trials in healthy volunteers do not predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular product candidates. In addition, there can be no assurance that the design of our clinical trials is focused on appropriate indications, patient populations, dosing regimens or other variables which will result in obtaining the desired efficacy data to support regulatory approval to commercialize the drug. Preclinical and clinical data can be interpreted in different ways. Accordingly, FDA officials or officials from foreign regulatory authorities could interpret the data in different ways than we or our collaboration or development partners do which could delay, limit or prevent regulatory approval.

Administering any of our products or potential products may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects that we have observed in preclinical studies for some compounds in a particular research and development program may occur in preclinical studies or clinical trials of other compounds from the same program. Such toxicities or adverse effects could delay or prevent the filing of an IND (or a foreign equivalent) with respect to such products or potential products or cause us to cease clinical trials with respect to any drug candidate.  In clinical trials, administering any of our products or product candidates to humans may produce adverse effects. These adverse effects could interrupt, delay or halt clinical trials of our products and product candidates and could result in the FDA or other regulatory authorities denying approval of our products or product candidates for any or all targeted indications. The FDA, other regulatory authorities, our collaboration or development partners or we may suspend or terminate clinical trials at any time. Even if one or more of our product candidates were approved for sale, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA to impose restrictions on, or stop, the further marketing of such drugs. Indications of potential adverse effects or toxicities that may occur in clinical trials and that we believe are not significant during the course of such clinical trials may turn out later actually to constitute serious adverse effects or toxicities when a drug has been used in large populations or for extended periods of time. Any failure or significant delay in completing preclinical studies or clinical trials for our product candidates, or in receiving and maintaining regulatory approval for the sale of any drugs resulting from our product candidates, may severely harm our reputation and business.

In June 2011, Novartis announced that an advisory committee of the FDA voted in favor of the overall efficacy but not the overall safety of Ilaris®  (canakinumab), a fully-human monoclonal antibody that, like gevokizumab, targets IL-1 beta, to treat gouty arthritis attacks in patients who cannot obtain adequate relief with non-steroidal anti-inflammatory drugs or colchicine. Ilaris was initially approved in June 2009 for Cryopyrin-Associated Periodic Syndromes, an orphan indication.  Novartis also stated that in two pivotal Phase 3 studies of canakinumab in gouty arthritis patients, a higher percentage of patients had adverse events with canakinumab than with the standard treatment for gouty arthritis, and more serious adverse events were reported by patients treated with canakinumab compared to patients receiving the standard treatment. In August 2011, Novartis announced the FDA had issued a Complete Response Letter requesting additional information, including clinical data to evaluate the benefit risk profile of canakinumab in refractory gouty arthritis patients. We have not yet determined what impact, if any, these developments may have on the development of gevokizumab.

If our therapeutic product candidates do not receive regulatory approval, neither our third-party collaborators, our contract manufacturers nor we will be able to manufacture and market them.

Our product candidates (including gevokizumab, FDC1, XMetA, XMetD, XMetS, and XOMA 3AB) cannot be manufactured and marketed in the United States or any other countries without required regulatory approvals.  The United States government and governments of other countries extensively regulate many aspects of our product candidates, including:

●	clinical development and testing;

●	manufacturing;

●	labeling;

●	storage;

●	record keeping;

●	promotion and marketing; and

●	importing and exporting.

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe many of our product candidates (including gevokizumab , XMetA, XMetD, XMetS, and XOMA 3AB) will be regulated by the FDA as biologics and that some of our product candidates (including FDC1) will be regulated by the FDA as drugs. Initiation of clinical trials requires approval by health authorities. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with FDA and International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use Good Clinical Practices and the European Clinical Trials Directive under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Other national, foreign and local regulations also may apply. The developer of the drug must provide information relating to the characterization and controls of the product before administration to the patients participating in the clinical trials. This requires developing approved assays of the product to test before administration to the patient and during the conduct of the trial. In addition, developers of pharmaceutical products must provide periodic data regarding clinical trials to the FDA and other health authorities, and these health authorities may issue a clinical hold upon a trial if they do not believe, or cannot confirm, that the trial can be conducted without unreasonable risk to the trial participants. We cannot assure you that U.S. and foreign health authorities will not issue a clinical hold with respect to any of our clinical trials in the future.

The results of the preclinical studies and clinical testing, together with chemistry, manufacturing and controls information, are submitted to the FDA and other health authorities in the form of an NDA for a drug, and in the form of a Biologic License Application (“BLA”) for a biological product, requesting approval to commence commercial sales. In responding to an NDA or BLA, the FDA or foreign health authorities may grant marketing approvals, request additional information or further research, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. Regulatory approval of an NDA, BLA, or supplement is never guaranteed, the approval process can take several years, is extremely expensive and can vary substantially based upon the type, complexity, and novelty of the products involved, as well as the target indications. FDA regulations and policies permit applicants to request accelerated or priority review pathways for products intended to treat certain serious or life-threatening illnesses in certain circumstances.  If granted by the FDA, these review pathways can provide a shortened timeline to commercialize the product, although the shortened review timeline is often accompanied with additional post-market requirements.  Although we may pursue the FDA’s accelerated or priority review programs, we cannot guarantee that the FDA will permit us to utilize these pathways or that the FDA’s review of our application will not be delayed.  Moreover, even if the FDA agrees to an accelerated or priority review of any of our applications, we may not ultimately be able to obtain approval of our application in a timely fashion or at all. The FDA and foreign health authorities have substantial discretion in the drug and biologics approval processes. Despite the time and expense incurred, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical, clinical or manufacturing-related studies.

Changes in the regulatory approval policy during the development period, changes in, or the enactment of additional regulations or statutes, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. State regulations may also affect our proposed products.

The FDA and other regulatory agencies have substantial discretion in both the product approval process and manufacturing facility approval process and, as a result of this discretion and uncertainties about outcomes of testing, we cannot predict at what point, or whether, the FDA or other regulatory agencies will be satisfied with our or our collaborators’ submissions or whether the FDA or other regulatory agencies will raise questions that may be material and delay or preclude product approval or manufacturing facility approval. In light of this discretion and the complexities of the scientific, medical and regulatory environment, our interpretation or understanding of the FDA’s or other regulatory agencies’ requirements, guidelines or expectations may prove incorrect, which could also further delay or increase the cost of the approval process. As we accumulate additional clinical data, we will submit it to the FDA and other regulatory agencies, as appropriate and such data may have a material impact on the approval process.

Given that regulatory review is an interactive and continuous process, we maintain a policy of limiting announcements and comments upon the specific details of regulatory review of our product candidates, subject to our obligations under the securities laws, until definitive action is taken.

We rely on third parties to provide services in connection with our product candidate development and manufacturing programs. The inadequate performance by or loss of any of these service providers could affect our product candidate development.

Several third parties provide services in connection with our preclinical and clinical development programs, including in vitro and in vivo studies, assay and reagent development, immunohistochemistry, toxicology, pharmacokinetics, clinical trial support, manufacturing and other outsourced activities. If these service providers do not adequately perform the services for which we have contracted or cease to continue operations and we are not able to quickly find a replacement provider or we lose information or items associated with our product candidates, our development programs may be delayed.   In particular, we have a master services agreement with a CRO that provides the majority of our clinical trial services with respect to our collaboration with Servier in relation to the FDC products.  Under this agreement, which was amended in October 2011, we are obligated to fund the clinical trial services provided by the CRO by allocating a specified portion of the revenue received from sales of ACEON.  If we do not receive sufficient revenue from sales of ACEON to fund such services, and we do not otherwise pay the CRO for these services, certain of our rights under the commercialization agreement with Servier may terminate, unless Servier elects to make such payments on our behalf, in which case we will be required to reimburse Servier for such payments within a specified timeframe.  Certain rights under the commercialization agreement with Servier will also terminate if we fail to reimburse Servier within such period.

We may not obtain orphan drug exclusivity or we may not receive the full benefit of orphan drug exclusivity even if we obtain such exclusivity.*

The FDA has awarded orphan drug status to gevokizumab for the treatment of non-infectious, intermediate, posterior or pan uveitis, or chronic non-infectious anterior uveitis and Behçet’s disease. Under the Orphan Drug Act, the first company to receive FDA approval for gevokizumab for the designated orphan drug indication will obtain seven years of marketing exclusivity during which the FDA may not approve another company’s application for gevokizumab for the same orphan indication.  Even though we have obtained orphan drug designation for certain indications for gevokizumab and even if we obtain orphan drug designation for our future product candidates or other indications, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval for any particular orphan indication or we may not obtain approval for an indication for which we have obtained orphan drug designation. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

Even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market.

Even if we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory oversight and review by the FDA and other regulatory entities.  The FDA, the European Commission or another regulatory agency may impose, as a condition of the approval, ongoing requirements for post-approval studies or post-approval obligations, including additional research and development and clinical trials, and the FDA, European Commission or other regulatory agency may subsequently withdraw approval based on these additional trials. As the current holder of the ACEON ®  NDA, we are required to submit annual reports to the FDA and are responsible for pharmacovigilance activities related to the product.

Even for approved products, the FDA, European Commission or other regulatory agency may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product.    In addition, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for our products will be subject to extensive regulatory requirements.

Furthermore, a marketing approval of a product may be withdrawn by the FDA, the European Commission or another regulatory agency or such a product may be withdrawn voluntarily by the company marketing it based, for example, on subsequently arising safety concerns. In February 2009, the European Medicines Agency (“EMA”) announced it had recommended suspension of the marketing authorization of RAPTIVA® in the European Union and its Committee for Medicinal Products for Human Use (“CHMP”) had concluded the benefits of RAPTIVA no longer outweigh its risks because of safety concerns, including the occurrence of progressive multifocal leukoencephalopathy (“PML”) in patients taking the medicine. In the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA from the U.S. market, based on the association of RAPTIVA with an increased risk of PML.  We had previously participated in the development of RAPTIVA.

The FDA, European Commission and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

We may issue additional equity securities and thereby materially and adversely affect the price of our common stock.*

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which none were issued and outstanding as of November 5, 2012, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. In April 2011, the 2,959 Series B convertible preference shares previously issued to Genentech were converted by Genentech into 254,560 shares of common stock. In addition, we are authorized to issue, generally without stockholder approval, up to 138,666,666 shares of common stock, of which 81,555,931 were issued and outstanding as of November 5, 2012. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

On February 4, 2011, we entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”) with McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”), under which we may sell shares of our common stock from time to time through the MLV, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under our Registration Statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011 and amended on March 10, 2011, June 3, 2011 and January 3, 2012, which was most recently declared effective by the SEC on January 17, 2012. MLV may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker. MLV may also sell the shares in privately negotiated transactions, subject to our prior approval. From the inception of the 2011 ATM Agreement through November 5, 2012, we sold a total of 7,572,327 shares of common stock under this agreement for aggregate gross proceeds of $14.6 million.

On March 9, 2012, we completed an underwritten public offering of 29,669,154 shares of our common stock, and accompanying warrants to purchase one half of a share of common stock for each share purchased, at a public offering price of $1.32 per share. Total gross proceeds from the offering were approximately $39.2 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $3.0 million. The warrants, which represent the right to acquire an aggregate of up to 14,834,577 shares of common stock, are immediately exercisable and have a five-year term and an exercise price of $1.76 per share. As of November 5, 2012, 14,743,697 of these warrants were outstanding.

 On October 29, 2012, we completed an underwritten public offering of 13,333,333 shares of our common stock, at a public offering price of $3.00 per share. In addition, we granted the underwriters a 30-day option to purchase up to an additional 1,999,999 shares of common stock on the same terms and conditions, solely to cover over-allotments, if any. Total gross proceeds from the offering were approximately $40.0 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $3.1 million.

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

There can be no assurance that the market price of our common stock will not decline below its present market price or that there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2011 through November 5, 2012, the share price of our common stock has ranged from a high of $7.71 to a low of $1.04. Factors contributing to such volatility include, but are not limited to:

●	results of preclinical studies and clinical trials;

●	information relating to the safety or efficacy of products or product candidates;

●	developments regarding regulatory filings;

●	announcements of new collaborations;

●	failure to enter into collaborations;

●	developments in existing collaborations;

●	our funding requirements and the terms of our financing arrangements;

●	technological innovations or new indications for our therapeutic products and product candidates;

●	introduction of new products or technologies by us or our competitors;

●	sales and estimated or forecasted sales of products for which we receive royalties, if any;

●	government regulations;

●	developments in patent or other proprietary rights;

●	the number of shares issued and outstanding;

●	the number of shares trading on an average trading day;

•	announcements regarding other participants in the biotechnology and pharmaceutical industries; and

●	market speculation regarding any of the foregoing.

If we are unable to continue to meet the requirements for continued listing on The NASDAQ Global Market, then we may be de-listed.  In March 2010, we received a Staff Determination letter from The NASDAQ Stock Market LLC (“NASDAQ”) indicating we had not regained compliance with the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market, pursuant to NASDAQ Listing Rule 5450(a)(1).  On August 18, 2010, we effected a reverse split of our common stock to regain compliance.

We may not be successful in commercializing our products, which could also affect our development efforts.*

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

Our rights to commercialize ACEON are licensed from Servier, and we are obligated to use diligent efforts to develop and commercialize the products covered by our agreement in accordance with the terms and conditions of that agreement. Our ability to satisfy some of these obligations is dependent on factors that are outside of our control.  Our agreement with Servier may be terminated by Servier if we materially breach our obligations and fail to cure such breach, for our insolvency, or terminated by either party with respect to any individual licensed product in the event of certain safety issues are presented. Each party also has the right to terminate the agreement if FDC1 does not receive FDA approval by December 31, 2014, and Servier may terminate the agreement if we fail to achieve certain levels of annual net sales of products, and do not make a specified payment to maintain our license.  Servier also has the right to terminate the agreement if we do not meet specified commercialization objectives and Servier does not consent to an alternative strategy or, as to the FDCs, if we breach our obligations to certain of our service providers.  Servier may also terminate under certain circumstances upon our change in control, if we fail to take certain actions or make certain payments.  If our agreement is terminated, we would have no further rights to develop and commercialize these products.

Furthermore, because we intend to use revenues generated by sales of ACEON in part to fund development of FDC1, lower than expected revenues from such sales could adversely affect our ability to fund the costs of, and progress, such development.

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

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, penalties,  imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs. The Physician Payments Sunshine Act also has several state equivalents, which require, and under which the federal government will require in 2013, disclosure of payments or other transfers of value we make to physicians.

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

The Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters and was amended by the Health Information Technology and Clinical Health Act (“HITECH”), and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information.   Although we take our obligation to maintain our compliance with these various laws and regulations seriously, if we are found to be in violation of any of the laws and regulations described above or other applicable state and federal healthcare fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from government healthcare reimbursement programs and the curtailment or restructuring of our operations, all of which could have a material adverse effect on our business and results of operations.

Certain of our technologies are in-licensed from third parties, so our capabilities using them are restricted and subject to additional risks.

We license technologies from third parties.  These technologies include but are not limited to phage display technologies licensed to us in connection with our bacterial cell expression technology licensing program.  However, our use of these technologies is limited by certain contractual provisions in the licenses relating to them and, although we have obtained numerous licenses, intellectual property rights in the area of phage display are particularly complex.  If the owners of the patent rights underlying the technologies we license do not properly maintain or enforce those patents, our competitive position and business prospects could be harmed.  Our success will depend in part on the ability of our licensors to obtain, maintain and enforce our in-licensed intellectual property.  Our licensors may not successfully prosecute the patent applications to which we have licenses, or our licensors may fail to maintain existing patents.  They may determine not to pursue litigation against other companies that are infringing these patents, or they may pursue such litigation less aggressively than we would.  Our licensors also may seek to terminate our license, which could cause us to lose the right to use the licensed intellectual property and adversely affect our ability to commercialize our technologies, products or services.

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

Safety concerns also may arise in the course of on-going clinical trials or patient treatment as a result of adverse events or reactions. For example, in February 2009, the European Medicines Agency (“EMA”) announced it had recommended suspension of the marketing authorization of RAPTIVA in the European Union and EMD Serono Inc., the company that marketed RAPTIVA in Canada (“EMD Serono”) announced that in consultation with Health Canada, the Canadian health authority (“Health Canada”), it would suspend marketing of RAPTIVA in Canada. In March 2009, Merck Serono Australia Pty Ltd, the company that marketed RAPTIVA in Australia (“Merck Serono Australia”), following a recommendation from the Therapeutic Goods Administration, the Australian health authority (“TGA”), announced it was withdrawing RAPTIVA from the Australian market. In the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA from the U.S. market, based on the association of RAPTIVA with an increased risk of PML, and sales of the product ceased.

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

In addition to our agreements with Servier, our agreements with other third parties, many of which are significant to our business, expose us to numerous risks.*

Our financial resources and our marketing experience and expertise are limited.  Consequently, our ability to successfully develop products depends, to a large extent, upon securing the financial resources and/or marketing capabilities of third parties other than Servier.  For example:

●
In March 2004, we announced we had agreed to collaborate with Chiron Corporation (now Novartis) for the development and commercialization of antibody products for the treatment of cancer. In April 2005, we announced the initiation of clinical testing of the first product candidate out of the collaboration, HCD122, an anti-CD40 antibody, in patients with advanced chronic lymphocytic leukemia. In October 2005, we announced the initiation of the second clinical trial of HCD122 in patients with multiple myeloma. In November 2008, we announced the restructuring of this product development collaboration, which involved six development programs including the ongoing HCD122 and LFA102 programs. In exchange for cash and debt reduction on our existing loan facility with Novartis, Novartis has control over the HCD122 and LFA102 programs, as well as the right to expand the development of these programs into additional indications outside of oncology.

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

●
In December 2011, we entered into a loan agreement with GECC, under which GECC agreed to make a term loan in an aggregate principal amount of $10 million to XOMA (US) LLC, our wholly owned subsidiary, and upon execution of the loan agreement, GECC funded the term loan. The term loan is guaranteed by us and our two other principal subsidiaries, XOMA Ireland Limited and XOMA Technology Ltd. As security for our obligations under the loan agreement, we, XOMA (US) LLC, XOMA Ireland Limited and XOMA Technology Ltd. each granted a security interest pursuant to a guaranty, pledge and security agreement in substantially all of our existing and after-acquired assets, excluding our intellectual property assets (such as those relating to our gevokizumab and anti-botulism products). We were required to repay the principal amount of the Term Loan over a period of 42 installments of principal and accrued interest, but amended the loan agreement on September 27, 2012, as described below.  The loan agreement contains customary representations and warranties and customary affirmative and negative covenants, including restrictions on the ability to incur indebtedness, grant liens, make investments, dispose of assets, enter into transactions with affiliates and amend existing material agreements, in each case subject to various exceptions. In addition, the loan agreement contains customary events of default that entitle GECC to cause any or all of the indebtedness under the loan agreement to become immediately due and payable. The events of default include any event of default under a material agreement or certain other indebtedness. We may voluntarily prepay the term loan in full, but not in part, and any voluntary and certain mandatory prepayments are subject to a prepayment premium of 3% in the first year of the loan, 2% in the second year and 1% thereafter, with certain exceptions. We will also be required to pay the final payment fee in connection with any voluntary or mandatory prepayment. Pursuant to the loan agreement, we issued to GECC unregistered stock purchase warrants, which entitle GECC to purchase up to an aggregate of 263,158 unregistered shares of XOMA common stock at an exercise price equal to $1.14 per share, are immediately exercisable and expire on December 30, 2016.

●
On September 27, 2012, we entered into an amendment to the loan agreement providing for an additional term loan in the amount of $4.6 million, and an interest-only monthly repayment period with respect to the aggregate loan obligation of $12.5 million outstanding following the effective date of the amendment through March 1, 2013, at a stated interest rate of 10.9% per annum. Thereafter, we are obligated to make monthly principal payments of $0.3 million, plus accrued interest, at a stated interest rate of 10.9% per annum, over a 27-month period commencing on April 1, 2013 and through June 15, 2015, at which time the remaining outstanding principal amount of $3.1 million, plus accrued interest, shall be due.  A final payment fee in the amount of $0.9 million is payable on the date upon which the outstanding principal amount is required to be repaid in full. Any mandatory or voluntary prepayment of the $12.5 million will accelerate the due date of the final payment fee, and trigger a prepayment penalty equal to 3% of the outstanding principal amount being prepaid if prepaid on or before September 27, 2013, 2% if prepaid on or before September 27, 2014, and 1% if prepaid after September 27, 2014, but prior to the maturity date.  In connection with the amendment, on September 27, 2012 we issued GE a warrant to purchase up to 39,346 shares of our common stock, which warrant is exercisable immediately, has a five year term and has an exercise price of $3.54 per share.

●
We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 60 companies. As of November 5, 2012, we were aware of two antibody products manufactured using this technology that have received FDA approval, Genentech’s LUCENTIS (ranibizumab injection) for treatment of neovascular wet age-related macular degeneration and UCB’s CIMZIA (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis. In the third quarter of 2009, we sold our LUCENTIS royalty interest to Genentech. In the third quarter of 2010, we sold our CIMZIA royalty interest.

●	On July 24, 2012, we and Servier entered into an agreement with Boehringer Ingelheim to transfer XOMA's technology and processes for the manufacture of gevokizumab to Boehringer lngelheim, for Boehringer Ingelheim's implementation and validation in preparation for the commercial manufacture of gevokizumab. Upon the successful completion of the transfer and the establishment of biological comparability, including validation of the XOMA processes as implemented by Boehringer Ingelheim, it is our intention that Boehringer Ingelheim will produce gevokizumab for XOMA's commercial use at its facility in Biberach, Germany. We and Servier retain all rights to the development and commercialization of gevokizumab. Transfer of our technology to Boehringer Ingelheim exposes us to numerous risks, including the possibility that Boehringer Ingelheim may not perform under the agreement as anticipated, and that we will need to successfully conduct a comparability trial demonstrating to the FDA’s satisfaction the similarity between XOMA manufactured and Boehringer Ingelheim manufactured product.

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

We do not know whether we, our collaborators or licensees will successfully develop and market any of the products that are or may become the subject of any of our collaboration or licensing arrangements. In some cases these arrangements provide for funding solely by our collaborators or licensees, and in other cases, all of the funding for certain projects and a significant portion of the funding for other projects is to be provided by our collaborator or licensee, and we provide the balance of the funding. Even when we have a collaborative relationship, other circumstances may prevent it from resulting in successful development of marketable products. In addition, third-party arrangements such as ours also increase uncertainties in the related decision-making processes and resulting progress under the arrangements, as we and our collaborators or licensees may reach different conclusions, or support different paths forward, based on the same information, particularly when large amounts of technical data are involved. Furthermore, our contracts with NIAID contain numerous standard terms and conditions provided for in the applicable federal acquisition regulations and customary in many government contracts, some of which could allow the U.S. government to exercise certain rights under the technology developed under these contracts. Uncertainty exists as to whether we will be able to comply with these terms and conditions in a timely manner, if at all. In addition, we are uncertain as to the extent of NIAID’s demands and the flexibility that will be granted to us in meeting those demands.

Although we continue to evaluate additional strategic alliances and potential partnerships, we do not know whether or when any such alliances or partnerships will be entered into.

Products and technologies of other companies may render some or all of our products and product candidates noncompetitive or obsolete.*

Developments by others may render our products, product candidates, or technologies obsolete or uncompetitive.  Technologies developed and utilized by the biotechnology and pharmaceutical industries are continuously and substantially changing. Competition in antibody-based technologies is intense and is expected to increase in the future as a number of established biotechnology firms and large chemical and pharmaceutical companies advance in these fields. Many of these competitors may be able to develop products and processes competitive with or superior to our own for many reasons, including that they may have:

●	significantly greater financial resources;

●	larger research and development and marketing staffs;

●	larger production facilities;

●	entered into arrangements with, or acquired, biotechnology companies to enhance their capabilities; or

●	extensive experience in preclinical testing and human clinical trials.

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

Gevokizumab

We, in collaboration with Servier, are developing gevokizumab, an anti-inflammatory monoclonal antibody targeting IL-1 beta. Other companies are developing other products based on the same or similar therapeutic targets as gevokizumab and these products may prove more effective than gevokizumab. We are aware that:

●
Novartis markets and is developing Ilaris (canakinumab, ACZ885), a fully human monoclonal antibody that selectively binds to and neutralizes IL-1 beta. Since 2009, canakinumab has been approved in over 50 countries for the treatment of children and adults suffering from Cryopyrin-Associated Periodic Syndrome (“CAPS”). Novartis has filed for regulatory approval of canakinumab in the United States and Europe for the treatment of acute attacks in gouty arthritis. In August 2011, Novartis announced that the FDA had issued a Complete Response Letter requesting additional information, including clinical data to evaluate the benefit risk profile of canakinumab in refractory gouty arthritis patients. In September 2011, Novartis announced positive results of a pivotal Phase 3 trial of canakinumab in patients with systemic juvenile idiopathic arthritis and that it plans to seek regulatory approval for this indication in 2012. Novartis is also pursuing other diseases in which IL-1 beta may play a prominent role, such as systemic secondary prevention of cardiovascular events.

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

●
In 2008, Swedish Orphan Biovitrum obtained from Amgen the global exclusive rights to Kineret® (anakinra) for rheumatoid arthritis as currently indicated in its label. In November 2009, the agreement regarding Swedish Orphan Biovitrum’s Kineret license was expanded to include certain orphan indications.  Kineret is an IL-1 receptor antagonist (IL-1ra) which has been evaluated in multiple IL-1 mediated diseases, including indications we are considering for gevokizumab. In addition to other on-going studies, a proof-of-concept clinical trial in the United Kingdom investigating Kineret in patients with a certain type of myocardial infarction, or heart attack, has been completed. In August 2010, Biovitrum announced the FDA had granted orphan drug designation to Kineret for the treatment of CAPS.

●
In February 2008, Regeneron Pharmaceuticals, Inc. (“Regeneron”) announced it had received marketing approval from the FDA for ARCALYST®  (rilonacept) Injection for Subcutaneous Use, an interleukin-1 blocker or IL-1 Trap, for the treatment of CAPS, including Familial Cold Auto-inflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 and older. In September 2009, Regeneron announced rilonacept was approved in the European Union for CAPS. In June 2010 and February 2011, Regeneron announced positive results of two Phase 3 clinical trials of rilonacept in gout. In November 2011, Regeneron announced the FDA had accepted for review Regeneron’s supplemental BLA for ARCALYST for the prevention and treatment of gout. A meeting of an FDA advisory panel to review this supplemental BLA was held in May 2012 with a recommendation against approval of the new use in gout. In July 2012, the FDA issued a complete response letter that states the FDA cannot approve the application in its current form and has requested additional clinical data, as well as additional CMC information related to a proposed new dosage form. Regeneron is reviewing the complete response letter from the FDA and will determine appropriate next steps.

●
Amgen has been developing AMG 108, a fully human monoclonal antibody that targets inhibition of the action of IL-1.  In April 2008, Amgen discussed results from a Phase 2 study in rheumatoid arthritis. AMG 108 showed statistically significant improvement in the signs and symptoms of rheumatoid arthritis and was well tolerated. In January 2011, MedImmune, the worldwide biologics unit for AstraZeneca PLC, announced Amgen granted it rights to develop AMG 108 worldwide except in Japan.

●
In June 2009, Cytos Biotechnology AG announced the initiation of an ascending dose Phase 1/2a study of CYT013-IL1bQb, a therapeutic vaccine targeting IL-1 beta, in Type 2 diabetes. In 2010, this study was extended to include two additional groups of patients.

●
We are aware that the following companies have completed or are conducting or planning Phase 3 clinical trials of the following products for the treatment of intermediate, posterior or pan-noninfectious uveitis: Abbott - HUMIRA® (adalimumab); Lux Biosciences, Inc. – LUVENIQ® (voclosporin); Novartis - Myfortic® (mycophenalate sodium) and Santen Pharmaceutical Co., Ltd. – Sirolimus® (rapamycin).

Perindopril

We are currently selling ACEON, an angiotensin converting enzyme (“ACE”) inhibitor, and developing FDC1, a combination of perindopril arginine and amlodipine besylate.

The ACE inhibitor market is highly genericized with all options being available generically. We are aware that:

●
The number one product (based on annual sales) in the United States within the ACE inhibitor category is lisinopril, formerly marketed by Astra-Zeneca Pharmaceuticals LP under the brand ZESTRIL®  and by Merck & Co. under the brand Prinivil®.

●
There are multiple options in the fixed-dose combination market combining ACE inhibitors with diuretics, and two options combining an ACE inhibitor with a calcium channel blocker. Current options with a calcium channel blocker are benazepril/amlodipine, formerly marketed by Novartis Pharmaceuticals as Lotrel® , and trandolapril/verapamil, formerly marketed by Abbot Laboratories as Tarka®.

ACE inhibitors are a segment of the larger Renin Angiotensin Aldosterone System (“RAAS”) market. This market is comprised of ACE inhibitors and angiotensin receptor blockers (“ARB”). Both classes act on the RAAS in different ways to control blood pressure. We are aware that the most successful of the ARB (in terms of annual sales) is valsartan, trade name Diovan®, which is marketed by Novartis. This compound, along with other ARBs, has been developed in multiple fixed-dose combination products: with a diuretic, a calcium channel blocker (amlodipine) and as a triple combination of all three.

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

XOMA 3AB

We are also developing XOMA 3AB, a combination, or cocktail, of antibodies designed to neutralize the most potent of botulinum toxins. Other companies are developing other products targeting botulism poisoning and these products may prove more effective than XOMA 3AB. We are aware that:

●	Cangene Corporation has a contract with the U.S. Department of Health & Human Services, expected to be for $423.0 million, to manufacture and supply an equine heptavalent botulism anti-toxin; and

●	Emergent BioSolutions, Inc. is currently in development of a botulism immunoglobulin candidate that may compete with our anti-botulinum neurotoxin monoclonal antibodies.

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

Our contract manufacturers are required to produce ACEON and our clinical product candidates under current Good Manufacturing Practices (“cGMP”) to meet acceptable standards for use in our clinical trials and for commercial sale, as applicable. If such standards change, the ability of contract manufacturers to produce ACEON and our product candidates on the schedule we require for our clinical trials or to meet commercial requirements may be affected. In addition, contract manufacturers may not perform their obligations under their agreements with us or may discontinue their business before the time required by us to successfully produce clinical and commercial supplies of ACEON and our product candidates. We and our contract manufacturers are subject to pre-approval inspections and periodic unannounced inspections by the FDA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. Any difficulties or delays in our contractors’ manufacturing and supply of ACEON and our product candidates or any failure of our contractors to maintain compliance with the applicable regulations and standards could increase our costs, cause us to lose revenue, make us postpone or cancel clinical trials, prevent or delay regulatory approval by the FDA and corresponding state and foreign authorities, prevent the import and/or export of ACEON and our product candidates, or cause ACEON and any of our product candidates that may be approved for commercial sale to be recalled or withdrawn.

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

We may not be able to successfully operate in any foreign market. We believe that because the pharmaceutical industry is global in nature, international activities will be a significant part of our future business activities and that when and if we are able to generate income, a substantial portion of that income will be derived from product sales and other activities outside the United States. Foreign regulatory agencies often establish standards different from those in the United States, and an inability to obtain foreign regulatory approvals on a timely basis could put us at a competitive disadvantage or make it uneconomical to proceed with a product or product candidate’s development. International operations and sales may be limited or disrupted by:

●	imposition of government controls;

●	export license requirements;

●	political or economic instability;

●	trade restrictions;

●	changes in tariffs;

●	restrictions on repatriating profits;

●	exchange rate fluctuations;

●	withholding and other taxation; and

●	difficulties in staffing and managing international operations.

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

We rely on patent protection, as well as a combination of copyright, trade secret, and trademark laws to protect our proprietary technology and prevent others from duplicating our products or product candidates. However, these means may afford only limited protection and may not:

●	prevent our competitors from duplicating our products;

●	prevent our competitors from gaining access to our proprietary information and technology; or

●	permit us to gain or maintain a competitive advantage.

Because of the length of time and the expense associated with bringing new products to the marketplace, we and our collaboration and development partners hold and are in the process of applying for a number of patents in the United States and abroad to protect our product candidates and important processes and also have obtained or have the right to obtain exclusive licenses to certain patents and applications filed by others. However, the mere issuance of a patent is not conclusive as to its validity or its enforceability. The U.S. Federal Courts or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. In addition, the laws of foreign countries may not protect our intellectual property rights effectively or to the same extent as the laws of the United States. If our intellectual property rights are not adequately protected, we may not be able to commercialize our technologies, products, or services, and our competitors could commercialize our technologies, which could result in a decrease in our sales and market share that would harm our business and operating results. Specifically, the patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions. The legal standards governing the validity of biotechnology patents are in transition, and current defenses as to issued biotechnology patents may not be adequate in the future. Accordingly, there is uncertainty as to:

•
whether any pending or future patent applications held by us will result in an issued patent, or that if patents are issued to us, that such patents will provide meaningful protection against competitors or competitive technologies;

•
whether competitors will be able to design around our patents or develop and obtain patent protection for technologies, designs or methods that are more effective than those covered by our patents and patent applications; or

•
the extent to which our product candidates could infringe on the intellectual property rights of others, which may lead to costly litigation, result in the payment of substantial damages or royalties, and/or prevent us from using technology that is essential to our business.

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

If certain patents issued to others are upheld or if certain patent applications filed by others issue and are upheld, we may require licenses from others to develop and commercialize certain potential products incorporating our technology or we may become involved in litigation to determine the proprietary rights of others. These licenses, if required, may not be available on acceptable terms, and any such litigation may be costly and may have other adverse effects on our business, such as inhibiting our ability to compete in the marketplace and absorbing significant management time.

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

Healthcare reform measures and other statutory or regulatory changes could adversely affect our business.*

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our business. In March 2010, the U.S. Congress enacted and President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, “PPACA”), which includes a number of healthcare reform provisions. The reforms imposed by the law are expected to significantly impact the pharmaceutical industry, most likely in the area of pharmaceutical product pricing. While the law may increase the number of patients who have insurance coverage for our products or product candidates, its cost containment measures could also adversely affect reimbursement for our existing or potential products; however, the full effects of this law cannot be known until these provisions are implemented and the relevant federal and state agencies issue applicable regulations or guidance.

The pharmaceutical and biotechnology industries are subject to extensive regulation, and from time to time legislative bodies and governmental agencies consider changes to such regulations that could have significant impact on industry participants. For example, in light of certain highly publicized safety issues regarding certain drugs that had received marketing approval, the U.S. Congress has considered various proposals regarding drug safety, including some which would require additional safety studies and monitoring and could make drug development more costly. We are unable to predict what additional legislation or regulation, if any, relating to safety or other aspects of drug development may be enacted in the future or what effect such legislation or regulation would have on our business.

Beginning in 2013, the PPACA also imposes new reporting and disclosure requirements on pharmaceutical manufacturers for payments to healthcare providers and ownership of their stock by healthcare providers. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. On December 14, 2011, CMS released its proposed rule implementing these provisions, providing further clarification to ambiguous or unclear statutory language and providing instructions for manufacturers to comply with such requirements. CMS has not issued a final rule to date.

The business and financial condition of pharmaceutical and biotechnology companies are also affected by the efforts of governments, third-party payors and others to contain or reduce the costs of healthcare to consumers. In the United States and various foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system, such as proposals relating to the reimportation of drugs into the United States from other countries (where they are then sold at a lower price) and government control of prescription drug pricing. We expect that current health care reform measures such as PPACA and those that may be adopted in the future could result in a decrease in the share price of our common stock, limit our ability to raise capital or to obtain strategic collaborations or licenses, or successfully commercialize our products.

We are exposed to an increased risk of product liability claims, and a series of related cases is currently pending against us.*

The testing, marketing and sales of medical products entails an inherent risk of allegations of product liability. We have been party to a number of product liability claims filed against Genentech Inc., and even though Genentech has agreed to indemnify us in connection with these matters, there can be no assurance that these or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.  In the event of one or more large, unforeseen awards of damages against us, our product liability insurance may not provide adequate coverage. A significant product liability claim for which we were not covered by insurance or indemnified by a third party would have to be paid from cash or other assets, which could have an adverse effect on our business and the value of our common stock. To the extent we have sufficient insurance coverage, such a claim would result in higher subsequent insurance rates. In addition, product liability claims can have various other ramifications including loss of future sales opportunities, increased costs associated with replacing products, a negative impact on our goodwill and reputation, and divert our management’s attention from our business, each of which could also adversely affect our business and operating results.

On April 8, 2011, four complaints were filed in the United States District Court for the Eastern District of Michigan.  The cases are captioned:  Muniz v. Genentech, et al., 5:11-cv-11489-JCO-RSW; Tifenthal v. Genentech, et al., 2:11-cv-11488-DPH-LJM; Blair v. Genentech, et al., 2:11-cv-11463-SFC-MJH; and Marsh v. Genentech, et al., 2:11-cv-11462-RHC-MKM.  The complaints allege claims against Genentech and us (“Defendants”) for alleged strict liability failure to warn, negligence, breach of warranty, and fraud by concealment based on injuries alleged to have occurred as a result of the plaintiffs’ treatment with RAPTIVA®.  The complaints seek unspecified compensatory and punitive damages.  All four cases were transferred to the United States District Court for the Western District of Michigan.  On October 26, 2011, the Court granted the Motions to Dismiss filed by Defendants in all four actions.  On September 6, 2012, the 6th Circuit Court of Appeals affirmed the judgment in favor of Defendants and, on October 12, 2012, denied a petition for en banc rehearing.  Our agreement with Genentech provides for indemnification of us and payment of legal fees by Genentech which we believe is applicable to these matters. Even though Genentech has agreed to indemnify us in connection with these matters, there can be no assurance that these or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

On January 11, 2011, a complaint was filed in the U.S. District Court for the District of Massachusetts in a case captioned Sylvia, et al. v. Genentech, Inc., et al., No. 1:11-cv-10054-MLW. On June 13, 2011, a complaint was filed in the Supreme Court for the State of New York, Onondaga County.  Defendants removed the case to the United States District Court for the Northern District of New York on November 3, 2011.  The complaint asserts claims against Defendants for alleged strict liability defective design and manufacture, strict liability failure to warn, negligence, breach of warranty, and loss of consortium based on injuries alleged to have occurred as a result of the plaintiff’s treatment with RAPTIVA®.  The complaint seeks unspecified compensatory and punitive damages.  No trial date has been set.  Our agreement with Genentech provides for indemnification of us and payment of legal fees by Genentech which we believe is applicable to these matters. Even though Genentech has agreed to indemnify us in connection with these matters, there can be no assurance that these or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.

The loss of key personnel, including our Chief Executive Officer, could delay or prevent achieving our objectives.

Our research, product development and business efforts could be adversely affected by the loss of one or more key members of our scientific or management staff, particularly our executive officers: John Varian, our Chief Executive Officer; Patrick J. Scannon, M.D., Ph.D., our Executive Vice President and Chief Scientific Officer; Fred Kurland, our Vice President, Finance, Chief Financial Officer and Secretary; and Paul D. Rubin, M.D., our Senior Vice President, Research and Development and Chief Medical Officer.  We currently have no key person insurance on any of our employees.

Our ability to use our net operating loss carry-forwards and other tax attributes will be substantially limited by Section 382 of the U.S. Internal Revenue Code.*

Section 382 of the U.S. Internal Revenue Code of 1986, as amended, generally limits the ability of a corporation that undergoes an “ownership change” to utilize its net operating loss carry-forwards (“NOLs”) and certain other tax attributes against any taxable income in taxable periods after the ownership change. The amount of taxable income in each taxable year after the ownership change that may be offset by pre-change NOLs and certain other pre-change tax attributes is generally equal to the product of (a) the fair market value of the corporation’s outstanding shares (or,  in the case of a foreign corporation, the fair market value of items treated as connected with the conduct of a trade or business in the United States) immediately prior to the ownership change and (b) the long-term tax exempt rate (i.e., a rate of interest established by the U.S. Internal Revenue Service (“IRS”) that fluctuates from month to month). In general, an “ownership change” occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by “5-percent shareholders” (within the meaning of Section 382 of the Internal Revenue Code) increases by more than 50 percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such “5-percent shareholders” at any time over the preceding three years.

Based on our initial analysis under Section 382 (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), we experienced an ownership change in 2009, which would substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year. We have experienced a subsequent ownership change as a result of our October of 2012 underwritten public offering, which would further limit the use of our NOLs and other tax attributes per year. We have and will continue to evaluate alternative analyses permitted under Section 382 and IRS notices to determine whether or not any ownership changes have occurred and may occur (and if so, when they occurred) that would result in limitations on our NOLs or certain other tax attributes.

We may not realize the expected benefits of our initiatives to reduce costs across our operations, and we may incur significant charges or write-downs as part of these efforts.*

We have pursued and may continue to pursue a number of initiatives to reduce costs of our operations. In January 2012, we implemented a workforce reduction of approximately 34% to improve our cost structure. This workforce reduction resulted primarily from our decisions to utilize a contract manufacturing organization for Phase 3 and commercial antibody production and to eliminate internal research functions that are non-differentiating or that can be obtained cost effectively by contract service providers. As a result, we expect to reduce ongoing internal spending by approximately $14 million in 2012 compared to the 2011 level. In the first nine months of 2012, as a result of our streamlining of operations, we incurred restructuring and related severance costs totaling approximately $4.9 million, of which $2.7 million were cash charges. For the remainder of 2012, we do not expect to incur additional significant restructuring and severance costs.

We may not realize some or all of the expected benefits of our current and future initiatives to reduce costs. In addition to restructuring or other charges, we may experience disruptions in our operations as a result of these initiatives.

Because we are a relatively small biopharmaceutical company with limited resources, we may not be able to attract and retain qualified personnel.*

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 164 employees as of November 5, 2012. We may require additional experienced executive, accounting, research and development, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

Global credit and financial market conditions may reduce our ability to access and maintain capital for our operations.*

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

Volatility in the financial markets has also created liquidity problems in investments previously thought to bear a minimal risk.  For example, money market fund investors, including us, have in the past been unable to retrieve the full amount of funds, even in highly-rated liquid money market accounts, upon maturity. Although as of September 30, 2012, we have received the full amount of proceeds from money market fund investments, an inability to retrieve funds from money market fund investments as they mature in the future could have a material and adverse impact on our business, results of operations and cash flows.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. While as of the date of this prospectus supplement we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since September 30, 2012, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.

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

 We have a significant stockholder, which may limit other stockholders’ ability to influence corporate matters and may give rise to conflicts of interest.*

Entities controlled by Felix J. Baker and Julian C. Baker beneficially own approximately 31.3% of our outstanding common stock as of November 5, 2012, which includes warrants to purchase approximately 7.6 million shares of XOMA’s common stock at an exercise price of $1.76 per share. On July 19, 2012, our Board of Directors elected Kelvin Neu, M.D., to serve on our Board of Directors. Dr. Neu is a Managing Director at Baker Bros. Advisors, LLC, an entity controlled by Felix J. Baker and Julian C. Baker. Accordingly, these entities may exert significant influence over us and any action requiring the approval of the holders of our stock, including the election of directors and approval of significant corporate transactions. Furthermore, conflicts of interest could arise in the future between us, on the one hand, and these entities, on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters.

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

In September 2012, the Company entered into an amendment to its loan agreement with General Electric Capital Corporation (“GECC”) providing, among other things, for an additional term loan in the amount of $4.6 million, increasing the term loan obligation to $12.5 million.  In connection with the amendment, on September 27, 2012 the Company issued to GECC unregistered stock purchase warrants, which entitle GECC to purchase up to an aggregate of 39,346 shares of XOMA common stock at an exercise price equal to $3.54 per share. These warrants are immediately exercisable and have a five year term. The warrants were offered pursuant to exemptions from registration under Section 4(2) of the Securities Act.  The warrants’ fair value of $0.1 million was recorded as a discount to the debt obligation and is being amortized over the term of the loan using the effective interest method.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On November 7, 2012, the Company issued a press release announcing the Company’s financial results for the third quarter ended September 30, 2012. A copy of the press release is furnished as Exhibit 99.1 to this report.

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

XOMA Corporation

Date: November 7, 2012	By:	/s/ JOHN VARIAN
John Varian
Chief Executive Officer (principal executive officer) and Director

Date: November 7, 2012	By:	/s/ FRED KURLAND
Fred Kurland
Vice President, Finance, Chief Financial Officer and Secretary
(principal financial and principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation of XOMA Corporation

3.3	By-laws of XOMA Corporation(1)

4.10	Warrant issued to General Electric Capital Corporation, dated September 27, 2012.(2)

10.46
First Amendment to Loan Agreement, by and between General Electric Capital Corporation, the Company as guarantor, XOMA (US) LLC as borrower, and certain other wholly-owned subsidiaries of the Company, dated September 27, 2012.(3)

31.1	Certification of the Principal Executive Officer of XOMA Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer of XOMA Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer of XOMA Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Press Release dated November 7, 2012, furnished herewith

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

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

(1)           Incorporated herein by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 000-14710), as filed with the SEC on January 3, 2012.
(2)           Incorporated herein by reference to Exhibit 4.10 to the Registrant’s current report on Form 8-K (File No. 000-14710), as filed with the SEC on October 3, 2012.
(3)           Incorporated herein by reference to Exhibit 10.46 to the Registrant’s current report on Form 8-K (File No. 000-14710), as filed with the SEC on October 3, 2012.