Form 10-K
period 2012-12-31
XOMA Corp
filed 2013-03-12
CIK 791908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to

Commission File No. 0-14710

XOMA Corporation
(Exact name of registrant as specified in its charter)

Delaware	52-2154066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2910 Seventh Street, Berkeley, California 94710	(510) 204-7200
(Address of principal executive offices, including zip code)	(Telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.0075 par value Preferred Stock Purchase Rights	The NASDAQ Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant is $202,720,779 as of June 30, 2012

Number of shares of Common Stock outstanding as of March 8, 2013: 82,852,846

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the Company’s 2013 Annual General Meeting of Stockholders are incorporated by reference into Part III of this Report.

XOMA Corporation
2012 FORM 10-K ANNUAL REPORT

PART I

Certain statements contained herein related to the anticipated size of clinical trials, the anticipated timing of initiation of clinical trials, the expected availability of clinical trial results, the sufficiency of our cash resources, the estimated costs of clinical trials and the amounts of certain revenues and certain costs in comparison to prior years, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions are intended to identify forward-looking statements. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things: our product candidates are still being developed, and we will require substantial funds to continue development which may not be available; we have sustained losses in the past and we expect to sustain losses in the future; we are substantially dependent on Servier for the development and commercialization of gevokizumab and for other aspects of our business; we have received negative results from certain of our clinical trials, and we face uncertain results of other clinical trials of our product candidates; if our therapeutic product candidates do not receive regulatory approval, neither our third-party collaborators, our contract manufacturers nor we will be able to manufacture and market them; we may not obtain orphan drug exclusivity or we may not receive the full benefit of orphan drug exclusivity even if we obtain such exclusivity; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; we may not be successful in commercializing our products, which could also affect our development efforts; we are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of ACEON or our product candidates and could subject us to significant fines and penalties; and certain of our technologies are in-licensed from third parties, so our capabilities using them are restricted and subject to additional risks. These and other risks, including those related to current economic and financial market conditions, are contained principally in Item 1, Business; Item 1A, Risk Factors; Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other sections of this Annual Report on Form 10-K.  Factors that could cause or contribute to these differences include those discussed in Item 1A, Risk Factors, as well as those discussed elsewhere in this Annual Report on Form 10-K.

Forward-looking statements are inherently uncertain and you should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Annual Report on Form 10-K to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

Item 1.	Business

Overview

XOMA Corporation (“XOMA”), a Delaware corporation, discovers and develops innovative antibody-based therapeutics.  Our lead drug candidate, gevokizumab (formerly XOMA 052), is a potent humanized monoclonal antibody with unique allosteric modulating properties.  Gevokizumab binds to the inflammatory cytokine interleukin-1 beta (“IL-1 beta”), which we believe to be a primary trigger of pathologic inflammation in multiple diseases. We have entered into a license and collaboration agreement with Les Laboratoires Servier (“Servier”) to develop and commercialize gevokizumab in multiple indications. In collaboration with Servier we have launched the global Phase 3 gevokizumab clinical development program for active and controlled non-infectious uveitis (“NIU”) involving the intermediate and/or posterior segment of the eye, and Behçet’s uveitis.  XOMA is conducting both of the NIU studies, and Servier is sponsoring the Phase 3 study in Behçet’s uveitis. The study sites are screening and enrolling patients in these separate studies.

Separately, we launched a Phase 2 proof-of-concept program for gevokizumab to evaluate additional indications for further development, including a clinical trial in moderate-to-severe inflammatory acne, for which we reported encouraging top line results in January 2013, a clinical trial in erosive osteoarthritis of the hand, which was opened for enrollment in June 2012, and a clinical trial in scleritis that will be conducted by the National Eye Institute (“NEI”), a part of the U.S. National Institutes of Health (“NIH”).  We anticipate the NEI will begin enrolling patients in this study during the first quarter of 2013.  We expect Servier to institute its own proof-of-concept program for gevokizumab in different indications from ours.  In November 2012, Servier began a Phase 2 study to determine gevokizumab’s potential to treat patients who have experienced a recent Acute Coronary Syndrome.

Our proprietary preclinical pipeline includes classes of antibodies that activate, sensitize, or deactivate the insulin receptor in vivo, that we have named XMet.  This portfolio of antibodies represents potential new therapeutic approaches to the treatment of diabetes and several diseases that involve insulin, which we believe may be orphan drug opportunities.

We have developed these and other antibodies using some or all of our ADAPT™ antibody discovery and development platform, our ModulX™ technologies for generating allosterically modulating antibodies, and our OptimX™ technologies for optimizing biophysical properties of antibodies, including affinity, immunogenicity, stability and manufacturability.

Our biodefense initiatives include XOMA 3AB, a biodefense anti-botulism product candidate comprised of a combination of three antibodies.  XOMA 3AB is directed against botulinum toxin serotype A and has been developed through funding from the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the NIH. All volunteers have been enrolled and dosed with XOMA 3AB in a Phase 1 clinical trial sponsored by NIAID. In January 2012, we announced we will complete NIAID biodefense contracts currently in place but will not actively pursue future contracts.  Should the government choose to acquire XOMA 3AB or other biodefense products in the future, we expect to be able to produce these antibodies through an outside manufacturer.

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

In January 2012, we announced we had acquired certain U.S. rights to a portfolio of antihypertensive products from Servier. The portfolio includes ACEON (perindopril erbumine), a currently marketed angiotensin converting enzyme (“ACE”) inhibitor, and three fixed-dose combination (“FDC”) product candidates where perindopril is combined with another active ingredient(s). The last to expire proprietary form of perindopril in each FDC product candidate provides patent protection until April 2023. We assumed commercialization activities for ACEON in January 2012. In November 2012, we announced that the 837-patient Phase 3 trial for the FDC of perindopril arginine and amlodipine besylate (“FDC1”) met its primary endpoint. Partial funding for the trial was provided by Servier. We expect to pay the balance of study expenses, consisting primarily of costs generated by our contract research organization, from the profits generated by our ACEON sales.  We are working to identify a third-party organization that could sublicense this FDC and move it forward toward commercialization in the U.S. market.

In January 2012, we implemented a streamlining and restructuring plan designed to sharpen our focus on value-creating opportunities, particularly gevokizumab and our antibody discovery and development capabilities. The plan included a personnel reduction of 84 positions, or 34% of our staff.  These staff reductions resulted primarily from our decisions to utilize a contract manufacturing organization for Phase 3 and commercial antibody production and to eliminate internal research functions that are non-differentiating or that can be obtained cost-effectively by contract service providers.  In August 2012, Servier and we announced XOMA had entered into an agreement with Boehringer Ingelheim to transfer our technology and processes for the validation of our technology and processes in preparation for the commercial manufacture of gevokizumab.  It is our intention that Boehringer Ingelheim will produce gevokizumab at its facility in Biberach, Germany for XOMA’s commercial use.

Product Development Strategy

We are advancing a pipeline of antibody product candidates using our proven expertise, technologies and capabilities from antibody discovery through product development.  For products that we have the potential to market on our own in the U.S. with a targeted sales force, we will develop the compound in a lead indication and expand the asset’s value by conducting proof-of-concept studies in additional indications.  We will seek a partner for all non-U.S. development and commercial activities.  For product candidates that require a large sales force or an exceptionally large clinical development program, we will seek to out-license the candidates on economic terms that reflect the potential commercial value of the asset.  The principal elements of our strategy are to:

•
Focus on advancing gevokizumab, our lead product candidate.   Using our proprietary antibody technologies and allosteric modulating capabilities and expertise, we discovered gevokizumab, an antibody that modulates IL-1 beta, a cytokine that triggers inflammatory pathways in the body.  We believe gevokizumab, by targeting IL-1 beta, has the potential to address the underlying inflammatory causes of a wide range of unmet medical needs.

In December 2010, we entered into an agreement with Servier to jointly develop and commercialize gevokizumab in multiple indications, which provided for a non-refundable upfront payment of $15.0 million that we received in January 2011. In connection with this agreement, Servier is funding the first $30.0 million of gevokizumab global clinical development expenses and the first $20.0 million of gevokizumab chemistry and manufacturing controls (“CMC”) expenses for all development expenses for NIU and Behçet’s uveitis. All such expenses will be shared by both companies on a 50/50 basis after these initial amounts are incurred. We have incurred the first $20.0 million in CMC expenses in 2012 and expect to have incurred the first $30.0 million in clinical development expenses at some time during 2013.

Servier and we have initiated an expanded gevokizumab clinical development plan. The plan includes two global Phase 3 trials in active and controlled NIU involving the intermediate and/or posterior segments of the eye and a Phase 3 trial outside the U.S. in a subset of NIU patients who suffer from Behçet’s uveitis. All three Phase 3 trials have been initiated:  the active NIU trial in June 2012, named EYEGUARD™-A; the Behçet’s uveitis trial in September 2012, named EYEGUARD™-B; and the controlled NIU trial in October 2012, named EYEGUARD™-C.  In addition to establishing efficacy, these trials have been designed to meet the FDA safety requirement for ophthalmic indications: at least 300 patients must be treated for at least six months and 100 patients for one year at the to-be-marketed dose.  We anticipate we will have preliminary top-line results from EYEGUARD™-A at year-end 2013; EYEGUARD™-B during the first half of 2014; and EYEGUARD™-C during the first quarter of 2014.

We also initiated a Phase 2 proof-of-concept clinical program to identify additional conditions that may respond to treatment with gevokizumab.  The program is evaluating gevokizumab in three separate diseases that have demonstrated IL-1 beta involvement.  The first study in moderate to severe inflammatory acne began enrolling patients in December 2011.  In January 2013, we announced the top-line results from the study, which demonstrated gevokizumab has a dose-dependent benefit on moderate to severe acne lesions.  This study also identified a non-effective dose, and the information we have generated with this study should allow us to conduct a robust Phase 3 study should we choose moderate to severe acne as our next Phase 3 indication.  In June 2012, we announced that the second clinical study in the gevokizumab proof-of-concept program in patients with erosive osteoarthritis of the hand was opened for enrollment.  We anticipate we will have results from this study in the third quarter of 2013.   In December 2012, we announced the third clinical study in this program, which will study gevokizumab in patients with active non-infectious anterior scleritis.  This study will be conducted by the NEI. We anticipate the NEI will initiate patient enrollment in this study in the first quarter of 2013, and we anticipate we will have data from this study in late 2013.

Separately, in November 2012, we announced Servier had initiated the first Servier-sponsored Phase 2 proof-of-concept study in patients who had experienced a recent Acute Coronary Syndrome.

In 2013 we plan to meet with the U.S. Food and Drug Administration (“FDA”) to discuss the possibility for XOMA and Servier to enter into Phase 3 clinical studies in one or both of two potential additional indications, Neutrophilic Dermatoses and Schnitzler syndrome.  We believe these two indications are rare diseases, which we consider to be diseases affecting less than one in 50,000 persons. Therefore, we intend to pursue orphan drug designations for one or both of these indications.  We believe each represents an attractive market because each may be eligible for accelerated approval pathways with the FDA, increasing the potential for shorter development timelines and faster paths to commercialization.

•
Advance our proprietary preclinical pipeline candidates and generate revenues from our proprietary technologies. We continue to develop our proprietary preclinical pipeline, primarily focusing on the development of allosteric modulating monoclonal antibodies.  Our most advanced program, which targets the insulin receptor, has generated three new classes of fully human monoclonal antibodies.  These allosteric modulating antibodies activate (XMetA) or sensitize (XMetS) or antagonize/deactivate (XMetD) the insulin receptor in vivo. XMetA and XMetS represent the potential for distinct, new therapeutic approaches for the treatment of diabetes.  Separate preclinical studies of XMetA and XMetS have demonstrated reduced fasting blood glucose levels and improved glucose tolerance in mouse models of diabetes.  To increase the value of these assets, we have chosen to continue developing both antibodies internally, which should allow us to negotiate a more substantial return to XOMA on any sales that XMetA and XMetS may generate.  Ultimately, we expect to seek a partner for development and commercialization of these assets  at a future date. In the case of XMetD, we plan to develop this compound internally, as it has potential as a treatment for as many as three rare life-threatening or severely debilitating diseases: insulinomas, congenital hyperinsulinism and hyperinsulinemic hypoglycemia in post-gastric bypass surgery patients.

Historically, we have established technology collaborations with several companies to provide access to XOMA’s proprietary antibody discovery and optimization technologies.  In addition, we have licensed our bacterial cell expression (“BCE”) technology to more than 60 companies in exchange for license, milestone and other fees, royalties and complementary technologies. A number of licensed product candidates developed through these technology collaborations are in clinical development. We believe we can continue to generate licensing revenue from our proprietary technologies in the future.

•
Complete current biodefense contracts. To date, we have been awarded four contracts, totaling approximately $120 million, from NIAID to support development of XOMA 3AB and several product candidates for the treatment of botulism poisoning.  In addition, our biodefense programs included two subcontracts from SRI International totaling $4.3 million, funded through NIAID, for the development of antibodies to neutralize H1N1 and H5N1 influenza viruses and the virus that causes severe acute respiratory syndrome (“SARS”).

NIAID is conducting a Phase 1 trial of XOMA 3AB, a novel formulation of three antibodies designed to prevent and treat botulism poisoning.  This double-blind, dose-escalation study in approximately 24 healthy volunteers is designed to assess the safety and tolerability and determine the pharmacokinetic profile of XOMA 3AB. All volunteers in this trial have been enrolled and dosed with XOMA 3AB.

In January 2012, we announced we will complete NIAID biodefense contracts currently in place but will not actively pursue future contracts.  Should the government choose to acquire XOMA 3AB or other biodefense products in the future, we expect to be able to produce these antibodies through an outside manufacturer.

Commercialization Strategy

We are committed to establishing XOMA as a commercial organization in the U.S. to capture appropriate value from our product discovery and development programs.  We expect to establish our U.S. commercial presence by utilizing small targeted sales teams that are focused exclusively on marketing our products to specialized physician groups.  For indications that require large numbers of sales representatives, particularly for indications that are treated in the primary care setting, we will seek strategic partnerships with companies that have the expertise in marketing products to this diverse audience.

We announced we acquired U.S. rights and had assumed commercialization activities for the branded antihypertensive product ACEON (perindopril erbumine), an FDA-approved ACE inhibitor, from Servier and its previous U.S. licensee in January 2012. In addition to ACEON, upon exercise by us of an option with respect to each product, the acquisition includes a portfolio of additional FDC product candidates where perindopril is combined with another active ingredient(s), such as a calcium channel blocker.

ACEON is subject to competition from multiple approved generic perindopril erbumine products, and our commercialization activities are limited to distribution and post marketing regulatory responsibilities as the current holder of the ACEON New Drug Application (“NDA”). We have contracted with third parties to manufacture and distribute ACEON.

Proprietary Products

As part of our strategy, we are focusing our technology and resources on advancing our emerging proprietary pipeline. Below is a summary of our proprietary products:

•
Gevokizumab is a potent monoclonal antibody with unique allosteric modulating properties and has the potential to treat patients with a wide variety of inflammatory diseases and other diseases.   Gevokizumab binds strongly to IL-1 beta, a pro-inflammatory cytokine involved in NIU and Behçet’s uveitis, moderate-to-severe inflammatory acne, erosive osteoarthritis of the hand, active non-infectious anterior scleritis, cardiovascular disease, Neutrophilic Dermatoses, Schnitzler syndrome, and other diseases.  By binding to IL-1 beta, gevokizumab modulates the activation of the IL-1 receptor, thereby preventing the cellular signaling events that produce inflammation.  Gevokizumab is a humanized IgG2 antibody.  Based on its binding properties, specificity for IL-1 beta and its half-life (the time it takes for the amount administered to be reduced by one-half) in the body, gevokizumab may provide convenient dosing of once per month or less frequently.

In December 2010, we entered into an agreement with Servier to jointly develop and commercialize gevokizumab in multiple indications.

•
XOMA Metabolic Activating, Sensitizing and Antagonizing/Deactivating Antibodies (“XMet”).  Insulin receptor-activating antibodies, such as XMetA, are designed to provide long-acting insulin-like activity to diabetic patients who cannot make sufficient insulin, potentially reducing the number of insulin injections needed to control their blood glucose levels.  Insulin receptor-sensitizing antibodies, such as XMetS, are designed to reduce insulin resistance and could enable diabetic patients to use their own insulin more effectively to control blood glucose levels. Insulin receptor-antagonizing/deactivating antibodies, such as XMetD, are designed to treat several diseases that result from the continuous overproduction of or inappropriate reaction to insulin.  There are three orphan indications that may benefit from XMetD that are of greatest interest to us: insulinomas, congenital hyperinsulinism, and hyperinsulinemic hypoglycemia post-gastric bypass surgery.

Studies presented on XMetA have demonstrated it reduced fasting blood glucose levels and improved glucose tolerance in a mouse model of diabetes.  After six weeks of treatment, mice treated with XMetA had a statistically significant reduction in HbA1c levels, a standard measure of average blood glucose levels over time, compared to the control mice.  In addition, there was a statistically significant reduction in elevated non-HDL cholesterol levels.

We studied XMetS in a mouse model of obesity-induced insulin resistance.  In mice treated with XMetS, we saw enhanced insulin sensitivity and statistically significant improvements in fasting blood glucose levels and glucose tolerance as compared to the control mice. In addition, there was a statistically significant reduction in elevated non-HDL cholesterol levels.

•
XOMA 3AB is a multi-antibody product designed to neutralize the most potent of the botulinum toxins, Type A, which causes paralysis and is a bioterrorism threat.  Our anti-botulism program also includes additional product candidates and is the first of its kind to combine multiple human antibodies in each product candidate to target a broad spectrum of the most toxic botulinum toxins, including the three most toxic serotypes, Types A, B and E.  The antibodies are designed to bind to each toxin and enhance the clearance of the toxin from the body.  The use of multiple antibodies increases the likelihood of clearing the harmful toxins by providing specific protection against each toxin type.  In contrast to existing agents that treat botulism, XOMA uses advanced human monoclonal antibody technologies in an effort to achieve superior safety, potency and efficacy and avoid life-threatening immune reactions associated with animal-derived products. All volunteers have been enrolled and dosed with XOMA 3AB in a Phase 1 clinical trial sponsored by NIAID.

•
XOMA 629 is a topical anti-bacterial formulation of a peptide derived from bactericidal/permeability-increasing protein (“BPI”), an integral part of the protective human immune system. In 2012, XOMA entered into a license agreement with Margaux Biologics, Inc. (“Margaux”), under which XOMA transferred its rights, title, and interest in BPI. As consideration for the transferred assets and licenses, Margaux issued to XOMA shares of its common stock, representing an amount of capital stock equal to 7% of the outstanding capital stock of Margaux. Under the terms of this agreement, we may receive milestone payments aggregating up to $5.6 million and low to mid single-digit royalties on future sales of products subject to this license.

•	Preclinical Product Pipeline: We are pursuing additional opportunities to further broaden our preclinical product pipeline, including internal discovery programs.

Partnership Products

Historically, we have provided research and development collaboration services for world-class organizations, such as Novartis and Takeda, in pursuit of new antibody products.  In more recent years, we have evolved our business focus from a service provider model to a proprietary product development model.  However, we will continue to capitalize on partnered product arrangements as opportunities arise.  Below is a list of such partnerships:

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

•
Therapeutic Antibodies with Novartis: In November 2008, we restructured our product development collaboration with Novartis, which was entered into in 2004 with Novartis (then Chiron Corporation).  Under the restructured agreement, Novartis received control over the two ongoing programs. We may, in the future, receive milestones and/or double-digit royalty rates for the programs and options to develop or receive royalties from four additional programs.

Technologies and Technology Licenses

We have a unique set of antibody discovery, optimization and development technologies, including:

•	ADAPT™ (Antibody Discovery Advanced Platform Technologies): proprietary phage display libraries integrated with yeast and mammalian display to enable antibody discovery;

•	ModulX™: technology that enables positive and negative modulation of biological pathways using allosterically modulating antibodies; and

•	OptimX™: technologies used for optimizing biophysical properties of antibodies, including affinity, immunogenicity, stability and manufacturability.

Technology Licenses

Below is a summary of certain proprietary technologies owned by us and available for licensing to other companies:

•
Antibody discovery technologies: We use human antibody phage display libraries, integrated with yeast and mammalian display (“ADAPT™ Integrated Display”), in our discovery of therapeutic candidates, and we offer access to this platform, including novel phage libraries developed internally, as part of our collaboration business.  We believe access to ADAPT™ Integrated Display offers a number of benefits to us and our collaboration partners because it enables us to combine the diversity of phage libraries with accelerated discovery due to rapid IgG reformatting and FACS-based screening using yeast and mammalian display. This increases the probability of technical and business success in finding rare and unique functional antibodies directed to targets of interest.

•
ModulX™ technology: ModulX™ technology allows modulation of biological pathways using monoclonal antibodies and offers insights into regulation of signaling pathways, homeostatic control, and disease biology. Using ModulX™, XOMA is generating product candidates with novel mechanisms of action that specifically alter the kinetics of interaction between molecular constituents (e.g. receptor-ligand). ModulX™ technology enables expanded target and therapeutic options and offers a unique approach in the treatment of disease.

•	OptimX™ technologies:

Human Engineering™ (“HE™”): HE™ is a proprietary humanization technology that allows modification of non-human monoclonal antibodies to reduce or eliminate detectable immunogenicity and make them suitable for medical purposes in humans.  The technology uses a unique method developed by us, based on analysis of the conserved structure-function relationships among antibodies.  The method defines which residues in a non-human variable region are candidates to be modified.  The result is an HE™ antibody with preserved antigen binding, structure and function that has eliminated or greatly reduced immunogenicity.  HE™ technology was used in development of gevokizumab and is used in the development of certain other antibody products.

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

•
Bacterial Cell Expression: The production or expression of antibodies using bacteria is an enabling technology for the discovery and selection, as well as the development and manufacture, of recombinant protein pharmaceuticals, including diagnostic and therapeutic antibodies for commercial purposes.  Genetically engineered bacteria are used in the recombinant expression of target proteins for biopharmaceutical research and development, primarily due to the relative simplicity of gene expression in bacteria, as well as many years of experience culturing species, including E. coli, in laboratories and manufacturing facilities.  Our scientists have developed bacterial expression technologies to produce antibodies and other recombinant protein products.

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

Many licensees of our bacterial cell expression technology have developed, or are in the process of developing, antibodies for which we may be entitled to future milestone payments and royalties on product sales.  Under the terms of our license agreement with Pfizer Inc. (“Pfizer”), signed in 2007, we received an up-front cash payment of $30 million and from 2010 through 2012; we received milestone payments relating to six undisclosed product candidates.  We also may be eligible for additional milestone payments aggregating up to $8.3 million relating to these six product candidates and low single-digit royalties on future sales of all products subject to this license.  In addition, we may receive potential milestone payments aggregating up to $1.7 million for each additional qualifying product candidate.  Our right to milestone payments expires on the later of the expiration of the last-to-expire licensed patent or the tenth anniversary of the effective date.  Our right to royalties expires upon the expiration of the last-to-expire licensed patent.

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

Proprietary Product Summary:

The following table summarizes information related to the proprietary products we are developing currently:

Program	Description	Indication	Status	Developer
Gevokizumab	HE™ antibody to IL-1 beta	Non-infectious uveitis, Behçet’s uveitis, moderate to severe inflammatory acne, erosive osteoarthritis of the hand, active non-infectious anterior scleritis, and cardio-metabolic diseases
Ongoing Phase 3 studies for non-infectious uveitis and Behçet’s uveitis, and ongoing Phase 2 studies for moderate to severe inflammatory acne, erosive osteoarthritis of the hand, active non-infectious anterior scleritis, and cardiovascular disease.
XOMA (in collaboration with Servier)
XMetA, XMetS XMetD	Fully human monoclonal antibodies	Diabetes, metabolic disorders, and other orphan indications	Preclinical	XOMA
XOMA 3AB	Therapeutic antibodies to multiple Type A botulinum neurotoxins	Botulism poisoning	Phase 1	XOMA (NIAID-funded)
Multiple preclinical programs	Fully human monoclonal antibodies to multiple disease targets, including TGF-beta and FGFR-4.	Autoimmune, cardio-metabolic, infectious, inflammatory, ophthalmological, and oncological diseases	Preclinical	XOMA

Partnership Product Summary:

The following table summarizes information related to certain products that we currently are developing or have developed in the past, for which we may earn royalties on product sales in the future:

Program	Description	Indication	Status	Developer
FDC1	Perindopril arginine and amlodipine besylate	Hypertension	Phase 3 completed	XOMA (partially funded by Servier)
HCD122 and LFA102	Fully human antibody to CD40 and HE™ antibody to prolactin receptor	Hematologic tumors; certain breast and prostate cancers; and other undisclosed diseases	Phase 1 and 2; Phase 1	Novartis (fully funded)
Therapeutic antibodies	Fully human monoclonal antibodies to undisclosed disease targets	Undisclosed	Preclinical	Takeda (fully funded)
Therapeutic antibodies	HE™ monoclonal antibody to HGF	Non-small cell lung cancer; solid tumors and multiple myeloma	Phase 2; Phase 1	AVEO (fully funded)

Financial and Legal Arrangements of Product Collaborations, Licensing and Other Arrangements

Collaboration and Licensing Agreements

Servier -- Gevokizumab

We have entered into a license and collaboration agreement with Servier to jointly develop and commercialize gevokizumab in multiple indications, which provided a non-refundable upfront payment of $15 million, which we received in January 2011.  Under the terms of the agreement, Servier has worldwide rights to cardiovascular disease and diabetes indications and rights outside the U.S. and Japan to all other indications, including NIU, Behçet’s uveitis and other inflammatory and oncology indications. XOMA retains development and commercialization rights in the U.S. and Japan for all indications (including NIU, Behçet’s uveitis and other inflammatory diseases and oncology indications) except cardiovascular disease and diabetes.  XOMA has an option to reacquire rights to cardiovascular disease and diabetes indications from Servier in these territories (the “Cardiometabolic Indications Option”).  Should we exercise the Cardiometabolic Indications Option, we will be required to pay Servier an option fee and partially reimburse their incurred development expenses.  Each party has the right in certain circumstances to pursue development in indications not specified in the agreement, and in such event, the other party will have the option to participate in such development in certain circumstances, including reimbursement of a portion of the developing party’s expenses.

Under this agreement, Servier will fully fund activities to advance the global clinical development and future commercialization of gevokizumab in cardiovascular-related diseases and diabetes.  Also, Servier will fund $50 million of gevokizumab global clinical development and CMC expenses and 50% of further expenses related to the NIU and Behçet’s uveitis indications.

In addition, under the agreement, we are eligible to receive a combination of Euro- and U.S. Dollar (“USD”)-denominated, development and sales milestones for multiple indications aggregating to a potential maximum of approximately $470 million when converted using the December 31, 2012, Euro to USD exchange rate (the “12/31/12 Exchange Rate of 1.3215”), if XOMA reacquires cardiovascular and/or diabetes rights in the U.S. and Japan.  If XOMA does not reacquire these rights, then the milestone payments aggregate to a potential maximum of approximately $810 million converted using the 12/31/12 Exchange Rate of 1.3215. Servier’s obligation to pay development and commercialization milestones will continue for so long as Servier is developing or selling products under the agreement.

We are eligible to receive royalties on gevokizumab sales from sales outside of the U.S. and Japan, and from global sales in cardio-metabolic indications, which are tiered based on sales levels and range from a mid-single digit to up to a mid-teens percentage rate.  Our right to royalties with respect to a particular product and country will continue for so long as such product is sold in such country.

The collaboration is carried out and managed by committees mutually established by XOMA and Servier.  In general, in the event of any disputes, each party has decision-making authority over matters relating to its areas of responsibility and territory, but neither party has unilateral decision-making rights if the decision would have a material adverse impact on the other party’s rights in its territory.  The agreement contains customary termination rights relating to matters such as material breach by either party, safety issues and patents.  Servier also has a unilateral right to terminate the agreement on a country-by-country basis or in its entirety on six months’ notice.

We also entered into a loan agreement with Servier (the “Servier Loan Agreement”), which provided for an advance of up to €15.0 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million at the date of funding. The loan is secured by an interest in XOMA’s intellectual property rights to all gevokizumab indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and is subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period was 3.22%. The interest rate was reset to 3.83% for the six-month period from July 2011 through January 2012, 3.54% for the six-month period from January 2012 through July 2012, 2.80% for the six-month period from July 2012 through January 2013 and 2.33% for the six-month period from January 2013 through July 2013. Interest is payable semi-annually; however, the Servier Loan Agreement provides for a deferral of interest payments over a period specified in the agreement. During the deferral period, accrued interest will be added to the outstanding principal amount for the purpose of interest calculation for the next six-month interest period. On the repayment commencement date, all unpaid and accrued interest shall be paid to Servier, and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. The loan matures in 2016; however, after a specified period prior to final maturity, the loan is to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments we receive from any third-party collaboration or development partner for rights to gevokizumab in the U.S. and/or Japan. In addition, the loan becomes immediately due and payable upon certain customary events of default. At December 31, 2012, the outstanding principal balance under this loan was $19.8 million using the 12/31/12 Exchange Rate of 1.3215.  Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the Servier Loan Agreement.

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

In September 2008, we were awarded a third NIAID contract for $64.8 million under Contract No. HHSN272200800028C (“NIAID 3”) to continue development of our anti-botulinum antibody product candidates, including XOMA 3AB and additional product candidates directed against B and E toxin serotypes.  As part of the contract, we have developed, evaluated and produced the clinical supplies to support an IND filing with the FDA for XOMA 3AB; independently, XOMA has funded preclinical studies required to support human clinical trials.  In May 2011, NIAID informed us it was initiating a Phase 1 trial of XOMA 3AB.  All volunteers in this trial have been enrolled and dosed with XOMA 3AB.

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

Servier – U.S. Perindopril Franchise

On January 17, 2012, we announced we had acquired certain U.S. rights to a portfolio of antihypertensive products from Servier. The portfolio includes ACEON (perindopril erbumine), a currently marketed angiotensin converting enzyme (“ACE”) inhibitor, and three FDC product candidates where a form of proprietary perindopril (perindopril arginine) is combined with another active ingredient(s). We assumed commercialization activities for ACEON in January 2012.  In November 2012, we announced an 837-patient Phase 3 study we conducted with perindopril arginine and amlodipine besylate (“FDC1”) had demonstrated statistically superior reductions in sitting systolic and diastolic blood pressure after six weeks of treatment than either compound alone.  Partial funding for the trial was provided by Servier; the balance of study expenses, consisting primarily of costs generated by our contract research organization, is expected to be paid over time from the profits generated by our ACEON sales.  We are working to identify a third-party organization that can sublicense this FDC and move it forward toward commercialization in the U.S. market.

In connection with this arrangement, we paid a $1.5 million license fee to Servier in the third quarter of 2010. We are required to pay a royalty on ACEON sales at a rate that is tiered based on sales levels and ranges from a mid-single digit to a mid-teen percentage rate. If approved, we will pay a royalty on sales of the FDC product candidates in the mid-teen percentage rate. The FDC royalty rate is subject to reduction in the event of generic competition or if other intellectual property rights are required. We may be required to pay the following milestones: development milestones aggregating $8.5 million (assuming we exercise our options on the additional FDC product candidates) and sales milestones of up to an aggregate $15.1 million, in each case for all of the FDC product candidates. We also may be required to make certain additional payments if the FDC product candidates receive FDA approval but certain minimum sales levels are not reached. We generally will be responsible for its development and commercialization expenses; however, Servier partially funded development of FDC1.

By its terms, the arrangement, including our obligation to pay royalties and/or development and sales milestones, will continue until the later of July 2018 or the expiration of the last-to-expire Servier patent licensed to us under the arrangement, unless terminated earlier.  The agreement contains customary termination rights relating to matters, such as material breach by either party, insolvency of either party or safety issues.  Each party has the right to terminate the arrangement if the FDC1 does not receive FDA approval by December 31, 2014.  Servier also has the right to terminate the arrangement if certain aspects of our commercialization strategy are not successful and Servier does not consent to an alternative strategy or, as to the FDC product candidates, if we breach our obligations to certain of our service providers.

Takeda

In November 2006, we entered into a fully funded collaboration agreement with Takeda for therapeutic monoclonal antibody discovery and development activities under which we agreed to discover and optimize therapeutic antibodies against multiple targets selected by Takeda.  Takeda agreed to make up-front, annual maintenance and milestone payments to us, fund our research and development and manufacturing activities for preclinical and early clinical studies and pay royalties on sales of products resulting from the collaboration.  Takeda is responsible for clinical trials and commercialization of drugs after an IND submission and is granted the right to manufacture once a product enters into Phase 2 clinical trials.  We have completed a technology transfer and do not expect to perform any further research and development services under this program. From 2010 through 2012, we received milestone payments relating to one currently active program.

Under the terms of this agreement, we may receive milestone payments aggregating up to $19.0 million relating to one undisclosed product candidate and low single-digit royalties on future sales of all products subject to this license.  In addition, in the event Takeda were to develop additional future qualifying product candidates under the terms of our agreement, we would be eligible for milestone payments aggregating up to $20.75 million for each such qualifying product candidate.  Our right to milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation by Takeda of all research and development activities with respect to all program antibodies, collaboration targets and/or collaboration products.  Our right to royalties expires on the later of 13.5 years from the first commercial sale of each royalty-bearing discovery product or the expiration of the last-to-expire licensed patent.

In February 2009, we expanded our existing collaboration to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems.  We may receive milestones of up to $3.25 million per discovery product candidate and low single-digit royalties on future sales of all antibody products subject to this license.  Our right to milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation by Takeda of all research and development activities with respect to all program antibodies, collaboration targets and/or collaboration products.  Our right to royalties expires on the later of 10 years from the first commercial sale of such royalty-bearing discovery product or the expiration of the last-to-expire licensed patent.

Novartis

In November 2008, we restructured our product development collaboration with Novartis, which involved six development programs, including the HCD122 program. Novartis is the sponsor of two Phase 2 trials using HCD122 (lucatumumab), a fully human anti-CD40 antagonist antibody. The antibody has a dual mechanism of action that involves inhibition of CD40-ligand mediated growth and survival while recruiting immune effector cells to kill CD40-expressing tumor cells through a process known as antibody-dependent cellular cytotoxicity (ADCC). CD40, a member of the tumor necrosis factor, or TNF, family of antigens, is a cell surface antigen expressed in B-cell malignancies and involved in a broad variety of immune and inflammatory responses. Novartis has initiated Phase 1 trials in the United States and Japan of LFA102, a HE™ antibody to prolactin receptor, in patients with metastatic breast cancer or hormone refractory prostate cancer.

Under the restructured agreement, Novartis made a payment to us of $6.2 million in cash and reduced our existing debt by $7.5 million; will fully fund all future research and development expenses; may pay potential milestones of up to $14.0 million and royalty rates ranging from low-double digit to high-teen percentage rates for two ongoing product programs, HCD122 and LFA102; and has provided us with options to develop or receive royalties on four additional programs.  In exchange, Novartis has control over the HCD122 and LFA102 programs, as well as the right to expand the development of these programs into additional indications outside of oncology.  As part of the agreement, Novartis paid us for all project costs incurred after July 1, 2008.  Our right to milestone payments expires at such time as no collaboration product or former collaboration product is being developed or commercialized anywhere in the world and no royalty payments on these products are due.  Our right to royalty payments expires on the later of the expiration of any licensed patent covering each product or 20 years from the launch of each product.

In connection with the collaboration between XOMA and Novartis (then Chiron Corporation), a secured note agreement was executed in May 2005.  The note agreement is secured by our interest in the collaboration and is due and payable in full in June 2015.  At December 31, 2012, the outstanding principal balance under this note agreement totaled $14.4 million, and pursuant to the terms of the arrangement as restructured in November 2008, we will not make any additional borrowings on the Novartis note.

Arana

In September 2009, we entered into an antibody discovery collaboration with Arana Therapeutics Limited (“Arana”), a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd.  The agreement with Arana involved multiple proprietary XOMA antibody research and development technologies, including a new antibody phage display library and a suite of integrated information and data management systems.  Arana paid us a fee of $6.0 million, of which we received $4.0 million in the third quarter of 2009 and $2.0 million in the third quarter of 2010.  Also, we may be entitled to future milestone payments, aggregating up to $3.0 million per product, and low single-digit royalties on product sales.  Our right to milestone payments expires on the later of the receipt of payment from Arana of the last amount to be paid under the agreement, the cessation by Arana of the use of all research and development technologies or the cessation by Arana of the exercise of the patent rights granted to them.  Our right to royalties expires five years from the first commercial sale of each royalty-bearing product.

Kaketsuken

In October 2009, we entered into an antibody discovery collaboration with The Chemo-Sero-Therapeutic Research Institute, a Japanese research foundation known as Kaketsuken, involving multiple proprietary XOMA antibody research and development technologies, including a new antibody phage display library and a suite of integrated information and data management systems.  Kaketsuken paid us a fee of $8.0 million, of which we received $6.0 million in the fourth quarter of 2009 and $2.0 million in the fourth quarter of 2010.  Also, we may be entitled to future milestone payments, aggregating up to $0.2 million per product, and low single-digit royalties on product sales.  Our right to milestone payments expires upon the receipt of payment from Kaketsuken of the last amount to be paid pursuant to the agreement.  Our right to royalties expires 15 years from the first commercial sale of each royalty-bearing product.

AVEO Pharmaceuticals, Inc. (“AVEO”)

In April 2006, we entered into an agreement with AVEO to utilize our HE™ technology to humanize AV-299, AVEO’s novel anti-HGF antibody, under which AVEO paid us an up-front license fee and development milestones.  In addition, we will receive royalties on sales of products resulting from the agreement.  Under this agreement, we created four Human Engineered™ versions of the original AV-299, all of which met design goals and from which AVEO selected one as its lead development candidate.  In September 2006, as a result of the successful humanization of AV-299, we entered into a second agreement with AVEO to manufacture and supply AV-299 in support of early clinical trials.  Under the agreement, we created AV-299 production cell lines, conducted process and assay development, and performed Good Manufacturing Practices (“cGMP”) manufacturing activities.  AVEO retains all development and commercialization rights to AV-299 and may be required to pay annual maintenance fees to us, as well as additional development milestone payments aggregating up to $6.3 million and low single-digit royalties on product sales in the future.  Our right to milestone payments expires upon full satisfaction of all financial obligations of AVEO pursuant to the agreement.  Our right to royalties expires on the later of 15 years from the first commercial sale of each royalty-bearing product or the expiration of the last-to-expire licensed patent.

In April 2007, Merck/Schering-Plough entered into a research, development and license agreement with AVEO concerning AV-299 and other anti-HGF molecules.  In connection with the aforementioned license agreement, AVEO assigned its entire right, title and interest in, to and under its manufacturing agreement with XOMA to Merck/Schering-Plough.  In the third quarter of 2010, AVEO regained its worldwide rights from Merck/Schering-Plough to develop and commercialize AV-299 and other anti-HGF molecules. In June 2011, AVEO announced patient enrollment has been completed in its ongoing Phase 2 trial evaluating AV-299 (ficlatuzumab) in combination with gefitinib as first-line therapy for patients with wild-type and mutant epidermal growth factor receptor non-small cell lung cancer.

UCB

Celltech Therapeutics Ltd., now UCB Celltech, a branch of UCB, utilized our bacterial cell expression technology under license in the development of CIMZIA® for the treatment of moderate-to-severe Crohn’s disease in adults who have not responded to conventional therapies and for the treatment of moderate-to-severe rheumatoid arthritis in adults.  The license provides for a low-single digit royalty on sales of CIMZIA® in countries where our bacterial cell expression technology is patented, which includes the U.S. and Canada, until the expiration of the last-to-expire licensed patent.  In August 2010, we sold our royalty interest in CIMZIA® to an undisclosed buyer for gross proceeds of $4.0 million.  We no longer receive royalties on sales of CIMZIA®.

Genentech

In April 1996, we entered into a collaboration agreement with Genentech, Inc., a wholly owned member of the Roche Group (referred to herein as “Genentech”) for the development of RAPTIVA®.  In March 2003, we entered into amended agreements that called for us to share in the development costs and called for Genentech to finance our share of development costs via a convertible subordinated loan.  Under the loan agreement, upon FDA approval of the product, which occurred in October 2003, we elected to pay $29.6 million of the development loan in convertible preference shares, which were convertible into approximately 0.3 million shares of common stock at a price of $116.25 per share. In April 2011, the convertible preference shares were converted by Genentech. The $29.6 million liquidation preference associated with the convertible preference shares was eliminated as a result of this conversion.

Financing Agreements

Outstanding Warrants

In June of 2009, we issued warrants to certain institutional investors as part of a registered direct offering, which represent the right to acquire an aggregate of up to 347,826 shares of common stock over a five-year period beginning December 11, 2009, at an exercise price of $19.50 per share. As of December 31, 2012, all of these warrants were outstanding.

In February 2010, we issued warrants to purchase 1,260,000 shares of XOMA’s common stock in connection with an underwritten offering, which were exercisable beginning six months and one day after issuance and have a five-year term and an exercise price of $10.50 per share. As of December 31, 2012, all of these warrants were outstanding.

In December 2011, we issued warrants in connection with a debt financing, which entitle the holder to purchase up to an aggregate of 263,158 unregistered shares of XOMA common stock at an exercise price equal to $1.14 per share. The warrants are exercisable immediately and will expire on December 30, 2016. As of December 31, 2012, all of these warrants were outstanding.

In March 2012, we issued warrants in connection with an underwritten public offering, which entitle the holders to purchase up to an aggregate of 14,834,577 shares of XOMA common stock at an exercise price equal to $1.76 per share. The warrants are exercisable immediately and will expire on March 6, 2017. As of December 31, 2012, 14,265,970 of these warrants were outstanding.

In September 2012, we issued warrants in connection with an amendment to an existing debt financing, which entitle the holder to purchase up to an aggregate of 39,346 unregistered shares of XOMA common stock at an exercise price equal to $3.54 per share. The warrants are exercisable immediately and will expire on September 27, 2017. As of December 31, 2012, all of these warrants were outstanding.

ATM Agreement

On February 4, 2011, we entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”), with McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”), under which we may sell shares of our common stock from time to time through MLV, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011, and amended on March 10, 2011, June 3, 2011 and January 3, 2012, which was most recently declared effective by the SEC on January 17, 2012.  MLV may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker.  MLV also may sell the shares in privately negotiated transactions, subject to our prior approval.  We will pay MLV a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2011 ATM Agreement.  From the inception of the 2011 ATM Agreement through December 31, 2012, we sold a total of 7,572,327 shares of common stock under this agreement for aggregate gross proceeds of $14.6 million.  No shares of common stock have been sold under this agreement since February 3, 2012. Total offering expenses incurred related to sales under the 2011 ATM Agreement from inception to December 31, 2012, were $0.5 million.

General Electric Capital Corporation Term Loan

In December 2011, we entered into a loan agreement (the “GECC Loan Agreement”) with General Electric Capital Corporation (“GECC”), under which GECC agreed to make a term loan in an aggregate principal amount of $10 million (the “Term Loan”) to us, and upon execution of the GECC Loan Agreement, GECC funded the Term Loan. As security for our obligations under the GECC Loan Agreement, we granted a security interest in substantially all of our existing and after-acquired assets, excluding its intellectual property assets (such as those relating to our gevokizumab and anti-botulism products). The Term Loan accrued interest at a fixed rate of 11.71% per annum and was to be repaid over a period of 42 consecutive equal monthly installments of principal and accrued interest and was due and payable in full on June 15, 2015. We incurred debt issuance costs of approximately $1.3 million in connection with the Term Loan and were required to pay a final payment fee equal to $500,000 on the maturity date, or such earlier date as the Term Loan is paid in full. The debt issuance costs and final payment fee were being amortized and accreted, respectively, to interest expense over the term of the Term Loan using the effective interest method.

In connection with the GECC Loan Agreement, we issued to GECC unregistered warrants that entitle GECC to purchase up to an aggregate of 263,158 unregistered shares of XOMA common stock at an exercise price equal to $1.14 per share. These warrants are exercisable immediately and have a five-year term. We allocated the aggregate proceeds of the GECC Term Loan between the warrants and the debt obligation based on their relative fair values.  The fair value of the warrants issued to GECC was determined using the Black-Scholes Model. The warrants’ fair value of $0.2 million was recorded as a discount to the debt obligation and was being amortized over the term of the loan using the effective interest method.

In September 2012, we entered into an amendment to the GECC Loan Agreement providing for an additional term loan in the amount of $4.6 million, increasing the term loan obligation to $12.5 million (the “Amended Term Loan”) and providing for an interest-only monthly repayment period following the effective date of the amendment through March 1, 2013, at a stated interest rate of 10.9% per annum. Thereafter, we are obligated to make monthly principal payments of $347,222, plus accrued interest, over a 27-month period commencing on April 1, 2013, and through June 15, 2015, at which time the remaining outstanding principal amount of $3.1 million, plus accrued interest, is due.  We incurred debt issuance costs of approximately $0.2 million and are required to make a final payment fee in the amount of $875,000 on the date upon which the outstanding principal amount is required to be repaid in full.  This final payment fee replaced the original final payment fee of $500,000. The debt issuance costs and final payment fee are being amortized and accreted, respectively, to interest expense over the term of the Amended Term Loan using the effective interest method.

In connection with the amendment, on September 27, 2012 we issued to GECC unregistered stock purchase warrants, which entitle GECC to purchase up to an aggregate of 39,346 shares of XOMA common stock at an exercise price equal to $3.54 per share. These warrants are exercisable immediately and have a five-year term. The warrants’ fair value of $0.1 million was recorded as a discount to the debt obligation and is being amortized over the term of the loan using the effective interest method. The warrants are classified in permanent equity on the condensed consolidated balance sheets.

The Amended Term Loan does not change the remaining terms of the GECC Loan Agreement. The GECC Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including restrictions on the ability to incur indebtedness, grant liens, make investments, dispose of assets, enter into transactions with affiliates and amend existing material agreements, in each case subject to various exceptions. In addition, the GECC Loan Agreement contains customary events of default that entitle GECC to cause any or all of the indebtedness under the GECC Loan Agreement to become immediately due and payable. The events of default include any event of default under a material agreement or certain other indebtedness.

We may prepay the Amended Term Loan voluntarily in full, but not in part, and any voluntary and certain mandatory prepayments are subject to a prepayment premium of 3% in the first year after the effective date of the amendment to the GECC Loan Agreement, 2% in the second year and 1% thereafter, with certain exceptions.  We will also be required to pay the $875,000 final payment fee in connection with any voluntary or mandatory prepayment. On the effective date of the amendment to the GECC Loan Agreement, we paid an accrued final payment fee in the amount of $0.2 million relating to the original final payment fee of $500,000.

At December 31, 2012, the outstanding principal balance under the Amended Term Loan was $12.5 million.

Underwritten Offerings

On March 9, 2012, we completed an underwritten public offering of 29,669,154 shares of our common stock, and accompanying warrants to purchase one half of a share of common stock for each share purchased, at a public offering price of $1.32 per share. Total gross proceeds from the offering were approximately $39.2 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $3.0 million. The warrants, which represent the right to acquire an aggregate of up to 14,834,577 shares of common stock, are exercisable immediately and have a five-year term and an exercise price of $1.76 per share. As of December 31, 2012, 14,265,970 of these warrants were outstanding.

On October 29, 2012, we completed an underwritten public offering of 13,333,333 shares of our common stock, at a public offering price of $3.00 per share. In addition, we had granted the underwriters a 30-day option to purchase up to an additional 1,999,999 shares of common stock on the same terms and conditions, solely to cover over-allotments, which was not exercised within the 30-day option period. Total gross proceeds from the offering were approximately $40.0 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $3.0 million.

Research and Development

Our research and development expenses currently include costs of personnel, supplies, facilities and equipment, consultants, third-party costs and other expenses related to preclinical and clinical testing.  In 2012, our research and development expenses were $68.3 million, compared with $68.1 million in 2011 and $77.4 million in 2010.

Our research and development activities can be divided into those related to our internal projects and those related to collaborative and contract arrangements, which are reimbursed by our customers.  In 2012, research and development expenses relating to internal projects were $30.5 million, compared with $24.4 million in 2011 and $52.0 million in 2010.  In 2012, research and development expenses related to collaborative and contract arrangements were $37.8 million, compared with $43.7 million in 2011 and $25.4 million in 2010.  Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations- Research and Development Expenses for further information regarding our research and development expenses.

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

The ACE inhibitor market is highly genericized with most treatment options available generically.  The number one product within the ACE inhibitor category is lisinopril, formerly marketed by Astra-Zeneca Pharmaceuticals LP under the brands ZESTRIL® or Prinivil®.  ACE inhibitors represent the largest category of anti-hypertensive medications and are considered a first-line treatment option by the majority of the medical guidelines.  There are multiple options in the FDC market combining ACE inhibitors with diuretics, but there are few options combining an ACE inhibitor with a calcium channel blocker.  Current options with a calcium channel blocker are benazepril/amlodipine, formerly marketed by Novartis Pharmaceuticals as Lotrel®, and trandolapril/verapamil, formerly marketed by Abbot Laboratories as Tarka®.

ACE inhibitors are a segment of the larger Renin Angiotensin Aldosterone System, or RAAS market.  This market is comprised of ACE inhibitors and angiotensin receptor blockers (ARB).  Both classes act on the RAAS in different ways to control blood pressure.  The most successful of the ARBs is valsartan, trade name Diovan®, which is marketed by Novartis.  This compound, along with other ARBs, has been developed in multiple FDC products: with a diuretic, a calcium channel blocker (amlodipine) and as a triple combining all three.  Our perindopril FDC franchise, if approved, will compete directly with FDCs containing an ACE inhibitor and secondarily with FDCs containing an ARB.

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

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, pre-market approval, manufacture, marketing and distribution of biopharmaceutical products. These agencies and other regulatory agencies regulate research and development activities and the testing, approval, manufacture, quality control, safety, effectiveness, labeling, storage, recordkeeping, advertising and promotion of products and product candidates. Failure to comply with applicable FDA or other regulatory requirements may result in Warning Letters, civil or criminal penalties, suspension or delays in clinical development, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market. The development and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. We must obtain approval of our product candidates from the FDA before we can begin marketing them in the United States. Similar approvals are also required in other countries.

Product development and approval within this regulatory framework is uncertain, can take many years and requires the expenditure of substantial resources. The nature and extent of the governmental review process for our product candidates will vary, depending on the regulatory categorization of particular product candidates and various other factors.

The necessary steps before a new biopharmaceutical product may be sold in the United States ordinarily include:

●	preclinical in vitro and in vivo tests, which must comply with Good Laboratory Practices, or GLP;

●	submission to the FDA of an IND which must become effective before clinical trials may commence, and which must be updated annually with a report on development;

●	completion of adequate and well controlled human clinical trials to establish the safety and efficacy of the product candidate for its intended use;

●	submission to the FDA of a New Drug Application, or NDA, or a Biologics License Application, or BLA, which must often be accompanied by payment of a substantial user fee;

●
FDA pre-approval inspection of manufacturing facilities for current Good Manufacturing Practices, or GMP, compliance and FDA inspection of select clinical trial sites for Good Clinical Practice, or GCP, compliance; and

●	FDA review and approval of the NDA or BLA and product prescribing information prior to any commercial sale.

The results of preclinical tests (which include laboratory evaluation as well as preclinical GLP studies to evaluate toxicity) for a particular product candidate, together with related manufacturing information and analytical data, are submitted as part of an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30 day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. IND submissions may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP regulations and regulations for informed consent and privacy of individually-identifiable information.

Clinical trials generally are conducted in three sequential phases that may overlap or in some instances, be skipped. In phase I, the initial introduction of the product into humans, the product is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase II usually involves trials in a limited patient population to evaluate the efficacy of the potential product for specific, targeted indications, determine dosage tolerance and optimum dosage and further identify possible adverse reactions and safety risks. Phase III and pivotal trials are undertaken to evaluate further clinical efficacy and safety often in comparison to standard therapies within a broader patient population, generally at geographically dispersed clinical sites. Phase IV, or post-marketing, trials may be required as a condition of commercial approval by the FDA and may also be voluntarily initiated by us or our collaborators. Phase I, phase II or phase III testing may not be completed successfully within any specific period of time, if at all, with respect to any of our product candidates. Similarly, suggestions of safety, tolerability or efficacy in earlier stage trials do not necessarily predict findings of safety and effectiveness in subsequent trials. Furthermore, the FDA, an IRB or we may suspend a clinical trial at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical trials are subject to central registration and results reporting requirements, such as on www.clinicaltrials.gov.

The results of preclinical studies, pharmaceutical development and clinical trials, together with information on a product’s chemistry, manufacturing, and controls, are submitted to the FDA in the form of an NDA or BLA, for approval of the manufacture, marketing and commercial shipment of the pharmaceutical product. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators interpret data. The FDA may also convene an Advisory Committee of external advisors to answer questions regarding the approvability and labeling of an application. The FDA is not obligated to follow the Advisory Committee’s recommendation. The submission of an NDA or BLA is required to be accompanied by a substantial user fee, with few exceptions or waivers. The user fee is administered under the Prescription Drug User Fee Act, or PDUFA, which sets goals for the timeliness of the FDA’s review. A standard review period is twelve months from submission of the application, while priority review is eight months from submission of the application. The testing and approval process is likely to require substantial time, effort and resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny review of an application by refusing to file the application or not approve an application by issuance of a complete response letter if applicable regulatory criteria are not satisfied, require additional testing or information, or require risk management programs and post-market testing and surveillance to monitor the safety or efficacy of the product. Approval may occur with significant Risk Evaluation and Mitigation Strategies, or REMS, which limit the clinical use in the prescribing information, distribution or promotion of a product. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market.

Orphan drugs are those intended for use in rare diseases or conditions.  As a result of the high cost of development and the low return on investment for rare diseases, governments provide regulatory and commercial incentives for the development of drugs for small disease populations.  In the U.S., the term ‘‘rare disease or condition’’ means any disease or condition that affects fewer than 200,000 persons in the U.S.  Applications for United States orphan drug status are evaluated and granted by the Office of Orphan Products Development (“OOPD”) of the FDA, and  must be requested before submitting an NDA or BLA.  In the U.S., orphan drugs are subject to the standard regulatory process for marketing approval but are exempt from the payment of user fees for licensure, may receive market exclusivity for a period of seven years and some tax benefits, and are eligible for OOPD grants.  If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication, except in very limited circumstances, for seven years. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug or biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity.

Products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including manufacture, labeling, advertising, distribution, advertising, promotion, recordkeeping, annual product quality review and reporting requirements. Adverse event experience with the product must be reported to the FDA in a timely fashion and pharmacovigilance programs to proactively look for these adverse events are mandated by the FDA. Manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Following such inspections, the FDA may issue notices on Form 483 and Warning Letters that could cause us to modify certain activities. A Form 483 notice, if issued at the conclusion of an FDA inspection, can list conditions the FDA investigators believe may have violated cGMP or other FDA regulations or guidance. Failure to adequately and promptly correct the observations(s) can result in further regulatory enforcement action. In addition to Form 483 notices and Warning Letters, failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, not approve our products, require us to recall a product from distribution or withdraw approval of the BLA or NDA for that product. Failure to comply with ongoing regulatory obligations can result in delay of approval or Warning Letters, product seizures, criminal penalties, and withdrawal of approved products, among other enforcement remedies.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet, and off-label promotion. While physicians may prescribe for off label uses, manufacturers may only promote for the approved indications and in accordance with the provisions of the approved label. The FDA has very broad enforcement authority under the FDCA, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing entities to correct deviations from FDA standards,  and state and federal civil and criminal investigations and prosecutions.

Federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, are also applicable to our business.  We could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.  The laws that may affect our ability to operate include: the federal Anti-Kickback Statute, which prohibits soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent; and the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters and was amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information.  State law equivalents of each of the above federal laws exist, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

International Regulation

In addition to regulations in the U.S., we are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of any future products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Third-Party Payor Coverage and Reimbursement

The commercial success of ACEON and our product candidates, if approved, will depend, in part, upon the availability of coverage and reimbursement from third-party payors at the federal, state and private levels. Government payor programs, including Medicare and Medicaid, private health care insurance companies and managed care plans have attempted to control costs by limiting coverage and the amount of reimbursement for particular procedures or drug treatments. The U.S. Congress and state legislatures from time to time propose and adopt initiatives aimed at cost containment. Ongoing federal and state government initiatives directed at lowering the total cost of health care will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid payment systems. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices and operate profitably.

Patents and Trade Secrets

Patent and trade secret protection are important to our business and our future will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of others.  As a result of our ongoing activities, we hold and have filed applications for a number of patents in the U.S. and internationally to protect our products and important processes.  We also have obtained or have the right to obtain exclusive licenses to certain patents and applications filed by others.  However, the patent position of biotechnology companies generally is highly uncertain and consistent policy regarding the breadth of allowed claims has not emerged from the actions of the U.S. Patent and Trademark Office (“Patent Office”) with respect to biotechnology patents.  Accordingly, no assurance can be given that our patents will afford protection against competitors with similar technologies or others will not obtain patents claiming aspects similar to those covered by our patent applications.

We have established a portfolio of patents in the U.S., Europe and certain other countries for our gevokizumab program, the longest of which expires in 2027.  U.S. Patent Nos. 7,531,166 and 7,582,742 cover gevokizumab and other antibodies and antibody fragments with similar binding properties for IL-1 beta, as well as nucleic acids, expression vectors and production cell lines for the manufacture of such antibodies and antibody fragments.  U.S. Patent Nos. 7,744,865, 7,744,866 and 7,943,121 relate to additional IL-1 beta binding antibodies and binding fragments.  U.S. Patent No. 7,695,718 relates to methods of treating Type 2 diabetes with high affinity antibodies and antibody fragments that bind to IL-1 beta, including gevokizumab.  U.S. Patent No. 7,695,717 relates to methods of treating certain IL-1 related inflammatory diseases, including rheumatoid arthritis and osteoarthritis, with gevokizumab and other antibodies and antibody fragments with similar binding properties for IL-1 beta.  U.S. Patent No. 7,829,093 relates to methods of treating diabetes mellitus (“Type 1”) with gevokizumab or other IL-1 beta antibodies and fragments having similar binding properties.  U.S. Patent No. 7,829,094 relates to methods of treating certain cancers with gevokizumab or other IL-1 beta antibodies and fragments having similar binding properties, with the cancer being selected from multiple myeloma, acute myelogenous leukemia and chronic myelogenous leukemia.  U.S. Patent No. 7,988,968 relates to methods of treating certain IL-1 beta related coronary conditions, including myocardial infarction, with gevokizumab or other IL-1 beta antibodies and fragments having similar binding properties.  Also, patents have been granted by the European Patent Office and certain other countries for gevokizumab, as well as nucleic acids, expression vectors and production cell lines for the manufacture of gevokizumab.

We have exclusively in-licensed a portfolio of patents and applications covering anti-botulinum toxin antibodies from the Regents of the University of California.  These include U.S. Patent Nos. 7,700,738, 7,999,079, and 8,263,747 covering certain XOMA 3AB antibodies, the longest of which expire in 2026.

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

International Operations

We believe, because the pharmaceutical industry is global in nature, international activities will be a significant part of our future business activities and, when and if we are able to generate income, a substantial portion of that income may be derived from product sales and other activities outside the U.S.  As our strategic goal is to establish XOMA as a commercial organization in the U.S., we will rely upon other companies to market our product outside of the U.S. for the foreseeable future.  Our decision to retain the U.S. commercial rights to our product candidates while licensing the rights to our product candidates outside the U.S., or to license our product candidates globally to one or more partners, depends upon a number of factors, including the primary indication and size of the potential patient population, the size of the clinical trials required to obtain marketing approval in the U.S. and globally, and the size of the sales force required to sell the product.

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

Financial information regarding the geographic areas in which we operate and segment information is included in Note 12 to the December 31, 2012, Financial Statements: Concentration of Risk, Segment and Geographic Information.

Concentration of Risk

In 2012, Servier and NIAID accounted for 47 percent and 33 percent, respectively, of our total revenue, compared to 61 percent and 32 percent, respectively, in 2011.  In 2010, NIAID, UCB, and Takeda accounted for 64 percent, 13 percent, and 11 percent, respectively, of total revenue. At December 31, 2012, Servier and NIAID accounted for 58 percent and 35 percent of the accounts receivable balance, compared to 57 percent and 43 percent, respectively, at the same period in 2011, and 72 percent and 23 percent, respectively, at the same period of 2010.  None of these parties represent a related party to XOMA and the loss of one or more of these customers could have a material effect on our business and financial condition.

Organization

We were incorporated in Delaware in 1981 and became a Bermuda-exempted company in December 1998.  Effective December 31, 2011, we changed our jurisdiction of incorporation from Bermuda to Delaware and changed our name from XOMA Ltd. to XOMA Corporation.  When referring to a time or period before December 31, 1998, or when the context so requires, the terms “Company” and “XOMA” refer to XOMA Corporation, a Delaware corporation, and when referring to a time or period after December 31, 1998, and before December 31, 2011, such terms refer to XOMA Ltd., a Bermuda company.

Employees

As of March 8, 2013, we employed 166 full-time employees, none of whom are unionized, at our facilities, principally in Berkeley, California. Our employees primarily are engaged in clinical, process development, research and product development, and in executive, business development, finance and administrative positions.  We consider our employee relations to be excellent.

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

The following information can be found on our website at http://www.xoma.com or can be obtained free of charge by contacting our Investor Relations Department:

•
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act will be available as soon as reasonably practicable after such material is electronically filed or otherwise furnished to the SEC. All reports we file with the SEC also can be obtained free of charge via EDGAR through the SEC’s website at http://www.sec.gov.

•
Our policies related to corporate governance, including our Code of Ethics applying to our directors, officers and employees (including our principal executive officer and principal financial and accounting officer) that we have adopted to meet the requirements set forth in the rules and regulations of the SEC and its corporate governance principles, are available.

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

Because our product candidates are still being developed, we will require substantial funds to continue; we cannot be certain that funds will be available, and if they are not available, we may have to take actions that could adversely affect the price of our common stock and may not be able to continue operations.

We will need to commit substantial funds to continue development of our product candidates, and we may not be able to obtain sufficient funds on acceptable terms, or at all.  If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. If we raise additional funds through collaboration and licensing arrangements with third parties, we may be required to relinquish some rights to our technologies or our product candidates, grant licenses on terms that are not favorable to us or enter into a collaboration arrangement for a product candidate at an earlier stage of development or for a lesser amount than we might otherwise choose.

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

Based on our cash, cash equivalents and short-term investments of $85.3 million at December 31, 2012, anticipated spending levels, anticipated cash inflows from collaborations, biodefense contracts and licensing transactions, funding availability including under our loan agreements, and the proceeds from the October 2012 public offering, we believe we have sufficient cash resources to meet our anticipated net cash needs into the fourth quarter of 2014. Any significant revenue shortfalls, increases in planned spending on development programs, more rapid progress of development programs than anticipated, or the initiation of new clinical trials, as well as the unavailability of anticipated sources of funding, could shorten this period or otherwise have a material adverse impact on our ability to finance our continued operations. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products also may affect our ability to raise new funding on acceptable terms. As a result, we do not know when or whether:

•	operations will generate meaningful funds;
•	additional agreements for product development funding can be reached;
•	strategic alliances can be negotiated; or
•	adequate additional financing will be available for us to finance our own development on acceptable terms, or at all.

Because all of our product candidates still are being developed, we have sustained losses in the past, and we expect to sustain losses in the future.

We have experienced significant losses, and as of December 31, 2012, we had an accumulated deficit of $957.1 million.

For the year ended December 31, 2012, we had a net loss of approximately $71.1 million, or $1.10 per share of common stock (basic and diluted). For the year ended December 31, 2011, we had a net loss of approximately $32.7 million, or $1.04 per share of common stock (basic and diluted).

Our ability to achieve profitability is dependent in large part on the success of our development programs, obtaining regulatory approval for our product candidates and licensing certain of our preclinical compounds, all of which are uncertain. Our ability to fund our ongoing operations is dependent on the foregoing factors and on our ability to secure additional funds. Because our product candidates still are being developed, we do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

We are substantially dependent on Servier for the development and commercialization of gevokizumab and for other aspects of our business, and if we are unable to maintain our relationship with Servier, or Servier does not perform under our development and commercialization agreements with Servier, our business would be harmed significantly.

We have a number of agreements with Servier that are material to the conduct of our business, including:

•
In December 2010, we entered into a license and collaboration agreement with Servier, to jointly develop and commercialize gevokizumab in multiple indications. Under the terms of the agreement, Servier has worldwide rights to cardiovascular disease and diabetes indications and rights outside the United States and Japan to all other indications, including Behçet’s uveitis and other inflammatory and oncology indications. In late 2011, we announced Servier agreed to include the NIU Phase 3 trials under the terms of the collaboration agreement for Behçet’s uveitis.  We retain development and commercialization rights for NIU and other inflammatory disease and oncology indications in the United States and Japan and have an option to reacquire rights to cardiovascular disease and diabetes indications from Servier in these territories. Should we exercise this option, we will be required to pay an option fee to Servier and partially reimburse a specified portion of Servier’s incurred development expenses. The agreement contains mutual customary termination rights relating to matters, such as material breach by either party.  Servier may terminate for safety issues, and we may terminate the agreement, with respect to a particular country or the European Patent Organization (“EPO”) member states, for any challenge to our patent rights in that country or any EPO member state, respectively, by Servier.  Servier also has a unilateral right to terminate the agreement for the European Union (“EU”) or for non-EU countries, on a country-by-country basis, or in its entirety, in each case with six months’ notice.

•
In December 2010, we entered into a loan agreement with Servier (the “Servier Loan Agreement”), which provides for an advance of up to €15.0 million and was funded fully in January 2011 with the proceeds converting to approximately $19.5 million at the January 13, 2011, Euro-to-U.S.-dollar exchange rate of 1.3020. This loan is secured by an interest in our intellectual property rights to all gevokizumab indications worldwide, excluding the United States and Japan. The loan has a final maturity date in 2016; however, after a specified period prior to final maturity, the loan is required to be repaid (1) at Servier’s option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (2) using a significant percentage of any upfront, milestone or royalty payments we receive from any third-party collaboration or development partner for rights to gevokizumab in the United States and/or Japan. In addition, the loan becomes immediately due and payable upon certain customary events of default.  At December 31, 2012, the €15.0 million outstanding principal balance under this Servier Loan Agreement would have equaled approximately $19.8 million using the December 31, 2012 Euro-to-U.S.-dollar exchange rate of 1.3215.

•
Effective in January 2012, we entered into an amended and restated agreement with Servier for the United States commercialization rights to ACEON and, upon exercise by us of an option with respect to each product, a portfolio of additional FDC product candidates where perindopril is combined with another active ingredient(s), such as a calcium channel blocker. To date we have exercised this option with respect to one FDC product.  This agreement, together with a related trademark license agreement, provides us with exclusive U.S. rights to ACEON and FDC1, and options on additional FDCs. The arrangement also provides that Servier will supply to us, and we will purchase exclusively from Servier, the active ingredients in ACEON and the FDCs, in some cases for a limited period. The agreement contains customary termination rights relating to matters, such as material breach by, or insolvency of, either party or, as to particular licensed products, for safety issues arising with respect to such products. Each party also has the right to terminate the arrangement if FDC1 does not receive FDA approval by December 31, 2014. Servier also has the right to terminate the arrangement if certain aspects of our commercialization strategy are not successful and Servier does not consent to an alternative strategy, or as to the FDCs, if we breach our obligations to certain of our service providers.  Further, Servier also may terminate the agreement if we fail to achieve certain levels of sales of products and do not make a specified payment in such circumstances to maintain our license, or under certain circumstances upon our change in control, if we fail to take certain actions or make certain payments.

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

Drug development has inherent risk, and we are required to demonstrate through adequate and well-controlled clinical trials that our product candidates are effective, with a favorable benefit-risk profile for use in their target profiles before we can seek regulatory approvals for their commercial use.  It is possible we may never receive regulatory approval for any of our product candidates. Even if a product candidate receives regulatory approval, the resulting product may not gain market acceptance among physicians, patients, healthcare payors and the medical community.  In March 2011, we announced our 421-patient Phase 2b trial of gevokizumab in Type 2 diabetes did not achieve the primary endpoint of reduction in hemoglobin A1c (“HbA1c”) after six monthly treatments with gevokizumab compared to placebo. In June 2011, we announced top-line trial results from our six-month 74- patient Phase 2a trial of gevokizumab in Type 2 diabetes , and there were no differences in glycemic control between the drug and placebo groups as measured by HbA1c levels.

Many of our product candidates, including gevokizumab, XMet, and XOMA 3AB, require significant additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy and expensive, often taking a number of years. As clinical results frequently are susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly. As a result, it is uncertain whether:

•	our future filings will be delayed;
•	our preclinical and clinical studies will be successful;
•	we will be successful in generating viable product candidates to targets;
•	we will be able to provide necessary additional data;
•	results of future clinical trials will justify further development; or
•	we ultimately will achieve regulatory approval for any of these product candidates.

The timing of the commencement, continuation and completion of clinical trials may be subject to significant delays relating to various causes, including completion of preclinical testing and earlier-stage clinical trials in a timely manner, engaging contract research organizations and other service providers, scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, and shortages of available drug supply. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. Regardless of the initial size or relative complexity of a clinical trial, the costs of such trial may be higher than expected due to increases in duration or size of the trial, changes in the protocol pursuant to which the trial is being conducted, additional or special requirements of one or more of the healthcare centers where the trial is being conducted, or changes in the regulatory requirements applicable to the trial or in the standards or guidelines for approval of the product candidate being tested or for other unforeseen reasons. In addition, we conduct clinical trials in foreign countries, which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign clinical research organizations, as well as expose us to risks associated with foreign currency transactions insofar as we might desire to use U.S. Dollars to make contract payments denominated in the foreign currency where the trial is being conducted.

All of our product candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that satisfactorily support the filing of an Investigational New Drug application (“IND”) (or a foreign equivalent) with respect to our product candidates. Even if these applications would be or have been filed with respect to our product candidates, the results of preclinical studies do not necessarily predict the results of clinical trials. Similarly, early stage clinical trials in healthy volunteers do not predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular product candidates. In addition, there can be no assurance the design of our clinical trials is focused on appropriate indications, patient populations, dosing regimens or other variables that will result in obtaining the desired efficacy data to support regulatory approval to commercialize the drug. Preclinical and clinical data can be interpreted in different ways. Accordingly, FDA officials or officials from foreign regulatory authorities could interpret the data differently than we or our collaboration or development partners do, which could delay, limit or prevent regulatory approval.

Administering any of our products or potential products may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects that we have observed in preclinical studies for some compounds in a particular research and development program may occur in preclinical studies or clinical trials of other compounds from the same program. Such toxicities or adverse effects could delay or prevent the filing of an IND (or a foreign equivalent) with respect to such products or potential products or cause us to cease clinical trials with respect to any drug candidate.  In clinical trials, administering any of our products or product candidates to humans may produce adverse effects. These adverse effects could interrupt, delay or halt clinical trials of our products and product candidates and could result in the FDA or other regulatory authorities denying approval of our products or product candidates for any or all targeted indications. The FDA, other regulatory authorities, our collaboration or development partners or we may suspend or terminate clinical trials at any time. Even if one or more of our product candidates were approved for sale, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA to impose restrictions on, or stop, the further marketing of such drugs. Indications of potential adverse effects or toxicities that may occur in clinical trials and that we believe are not significant during the course of such clinical trials may actually turn out later to constitute serious adverse effects or toxicities when a drug has been used in large populations or for extended periods of time. Any failure or significant delay in completing preclinical studies or clinical trials for our product candidates, or in receiving and maintaining regulatory approval for the sale of any drugs resulting from our product candidates, may severely harm our reputation and business.

In June 2011, Novartis announced an advisory committee of the FDA had voted in favor of the overall efficacy but not the overall safety of Ilaris®  (canakinumab), a fully human monoclonal antibody that, like gevokizumab, targets IL-1 beta, to treat gouty arthritis attacks in patients who cannot obtain adequate relief with non-steroidal anti-inflammatory drugs or colchicine. Ilaris was initially approved in June 2009 for Cryopyrin-Associated Periodic Syndromes, an orphan indication.  Novartis also stated that in two pivotal Phase 3 studies of canakinumab in gouty arthritis patients, a higher percentage of patients had adverse events with canakinumab than with the standard treatment for gouty arthritis, and more serious adverse events were reported by patients treated with canakinumab compared to patients receiving the standard treatment. In August 2011, Novartis announced the FDA had issued a Complete Response Letter requesting additional information, including clinical data to evaluate the benefit risk profile of canakinumab in refractory gouty arthritis patients. We have not yet determined what impact, if any, these developments may have on the development of gevokizumab.

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

Our product candidates (including gevokizumab, FDC1, XMetA, XMetD, XMetS, and XOMA 3AB) cannot be manufactured and marketed in the United States or any other countries without required regulatory approvals.  The United States government and governments of other countries extensively regulate many aspects of our product candidates, including:

•	clinical development and testing;
•	manufacturing;
•	labeling;
•	storage;
•	record keeping;
•	promotion and marketing; and
•	importing and exporting.

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe many of our product candidates (including gevokizumab , XMetA, XMetD, XMetS, and XOMA 3AB) will be regulated by the FDA as biologics and some of our product candidates (including FDC1) will be regulated by the FDA as drugs. Initiation of clinical trials requires approval by health authorities. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with FDA and International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use Good Clinical Practices and the European Clinical Trials Directive under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Other national, foreign and local regulations also may apply. The developer of the drug must provide information relating to the characterization and controls of the product before administration to the patients participating in the clinical trials. This requires developing approved assays of the product to test before administration to the patient and during the conduct of the trial. In addition, developers of pharmaceutical products must provide periodic data regarding clinical trials to the FDA and other health authorities, and these health authorities may issue a clinical hold upon a trial if they do not believe, or cannot confirm, that the trial can be conducted without unreasonable risk to the trial participants. We cannot assure you that U.S. and foreign health authorities will not issue a clinical hold with respect to any of our clinical trials in the future.

The results of the preclinical studies and clinical testing, together with chemistry, manufacturing and controls information, are submitted to the FDA and other health authorities in the form of an NDA for a drug, and in the form of a Biologic License Application (“BLA”) for a biological product, requesting approval to commence commercial sales. In responding to an NDA or BLA, the FDA or foreign health authorities may grant marketing approvals, request additional information or further research, or deny the application if it determines the application does not satisfy its regulatory approval criteria. Regulatory approval of an NDA, BLA, or supplement never is guaranteed, the approval process can take several years, is extremely expensive and can vary substantially based upon the type, complexity, and novelty of the products involved, as well as the target indications. FDA regulations and policies permit applicants to request accelerated or priority review pathways for products intended to treat certain serious or life-threatening illnesses in certain circumstances.  If granted by the FDA, these review pathways can provide a shortened timeline to commercialize the product, although the shortened review timeline is often accompanied with additional post-market requirements.  Although we may pursue the FDA’s accelerated or priority review programs, we cannot guarantee the FDA will permit us to utilize these pathways or the FDA’s review of our application will not be delayed.  Moreover, even if the FDA agrees to an accelerated or priority review of any of our applications, we may not ultimately be able to obtain approval of our application in a timely fashion or at all. The FDA and foreign health authorities have substantial discretion in the drug and biologics approval processes. Despite the time and expense incurred, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical, clinical or manufacturing-related studies.

Changes in the regulatory approval policy during the development period, changes in, or the enactment of additional regulations or statutes, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. State regulations may also affect our proposed products.

The FDA and other regulatory agencies have substantial discretion in both the product approval process and manufacturing facility approval process, and as a result of this discretion and uncertainties about outcomes of testing, we cannot predict at what point, or whether, the FDA or other regulatory agencies will be satisfied with our or our collaborators’ submissions or whether the FDA or other regulatory agencies will raise questions that may be material and delay or preclude product approval or manufacturing facility approval. In light of this discretion and the complexities of the scientific, medical and regulatory environment, our interpretation or understanding of the FDA’s or other regulatory agencies’ requirements, guidelines or expectations may prove incorrect, which also could delay further or increase the cost of the approval process. As we accumulate additional clinical data, we will submit it to the FDA and other regulatory agencies, as appropriate, and such data may have a material impact on the approval process.

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

Several third parties provide services in connection with our preclinical and clinical development programs, including in vitro and in vivo studies, assay and reagent development, immunohistochemistry, toxicology, pharmacokinetics, clinical trial support, manufacturing and other outsourced activities. If these service providers do not adequately perform the services for which we have contracted or cease to continue operations and we are not able to find a replacement provider quickly or we lose information or items associated with our product candidates, our development programs may be delayed.   In particular, we have a master services agreement with a contract research organization that provides the majority of our clinical trial services with respect to our collaboration with Servier in relation to the FDC products.  Under this agreement, which was amended in October 2011, we are obligated to fund the clinical trial services provided by the contract research organization by allocating a specified portion of the revenue received from sales of ACEON.  If we do not receive sufficient revenue from sales of ACEON to fund such services, and we do not otherwise pay the contract research organization for these services, certain of our rights under the commercialization agreement with Servier may terminate, unless Servier elects to make such payments on our behalf, in which case we will be required to reimburse Servier for such payments within a specified timeframe.  Certain rights under the commercialization agreement with Servier also will terminate if we fail to reimburse Servier within such period.

We may not obtain orphan drug exclusivity, or we may not receive the full benefit of orphan drug exclusivity even if we obtain such exclusivity.

The FDA has awarded orphan drug status to gevokizumab for the treatment of non-infectious, intermediate, posterior or pan uveitis, and chronic non-infectious anterior uveitis and Behçet’s uveitis. Under the Orphan Drug Act, the first company to receive FDA approval for gevokizumab for the designated orphan drug indication will obtain seven years of marketing exclusivity, during which time the FDA may not approve another company’s application for gevokizumab for the same orphan indication.  Even though we have obtained orphan drug designation for certain indications for gevokizumab and even if we obtain orphan drug designation for our future product candidates or other indications, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval for any particular orphan indication, or we may not obtain approval for an indication for which we have obtained orphan drug designation. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not protect the product effectively from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

Even after FDA approval, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be removed voluntarily from the market.

Even if we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory oversight and review by the FDA and other regulatory entities.  The FDA, the European Commission or another regulatory agency may impose, as a condition of the approval, ongoing requirements for post-approval studies or post-approval obligations, including additional research and development and clinical trials, and the FDA, European Commission or other regulatory agency subsequently may withdraw approval based on these additional trials. As the current holder of the ACEON® NDA, we are required to submit annual reports to the FDA and are responsible for pharmacovigilance activities related to the product.

Even for approved products, the FDA, European Commission or other regulatory agency may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product.  In addition, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for our products are subject to extensive regulatory requirements.

Furthermore, a marketing approval of a product may be withdrawn by the FDA, the European Commission or another regulatory agency or such a product may be withdrawn voluntarily by the company marketing it based, for example, on subsequently arising safety concerns. In February 2009, the European Medicines Agency (“EMA”) announced it had recommended suspension of the marketing authorization of RAPTIVA® in the EU and its Committee for Medicinal Products for Human Use (“CHMP”) had concluded the benefits of RAPTIVA no longer outweigh its risks because of safety concerns, including the occurrence of progressive multifocal leukoencephalopathy (“PML”) in patients taking the medicine. In the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA from the U.S. market, based on the association of RAPTIVA with an increased risk of PML.  We had participated in the development of RAPTIVA.

The FDA, European Commission and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

We may issue additional equity securities and thereby materially and adversely affect the price of our common stock.

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which none were issued and outstanding as of March 8, 2013, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. In April 2011, the 2,959 Series B convertible preference shares previously issued to Genentech were converted by Genentech into 254,560 shares of common stock. In addition, we are authorized to issue, generally without stockholder approval, up to 138,666,666 shares of common stock, of which 82,852,846 were issued and outstanding as of March 8, 2013. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

On February 4, 2011, we entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”) with McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”), under which we may sell shares of our common stock from time to time through the MLV, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under our Registration Statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011, and amended on March 10, 2011, June 3, 2011, and January 3, 2012, which was most recently declared effective by the SEC on January 17, 2012. MLV may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker. MLV also may sell the shares in privately negotiated transactions, subject to our prior approval. From the inception of the 2011 ATM Agreement through March 8, 2013, we sold a total of 7,572,327 shares of common stock under this agreement for aggregate gross proceeds of $14.6 million.

On March 9, 2012, we completed an underwritten public offering of 29,669,154 shares of our common stock, and accompanying warrants to purchase one half of a share of common stock for each share purchased, at a public offering price of $1.32 per share. Total gross proceeds from the offering were approximately $39.2 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $3.0 million. The warrants, which represent the right to acquire an aggregate of up to 14,834,577 shares of common stock, are exercisable immediately and have a five-year term and an exercise price of $1.76 per share. As of March 8, 2013, 14,265,970 of these warrants were outstanding.

On October 29, 2012, we completed an underwritten public offering of 13,333,333 shares of our common stock, at a public offering price of $3.00 per share. In addition, we granted the underwriters a 30-day option to purchase up to an additional 1,999,999 shares of common stock on the same terms and conditions, solely to cover over-allotments, which option was not exercised within the 30-day option period. Total gross proceeds from the offering were approximately $40.0 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $3.0 million.

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

There can be no assurance the market price of our common stock will not decline below its present market price or there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2012, through March 8, 2013, the share price of our common stock has ranged from a high of $4.13 to a low of $1.12. Factors contributing to such volatility include, but are not limited to:

•	results of preclinical studies and clinical trials;
•	information relating to the safety or efficacy of products or product candidates;
•	developments regarding regulatory filings;
•	announcements of new collaborations;
•	failure to enter into collaborations;
•	developments in existing collaborations;
•	our funding requirements and the terms of our financing arrangements;
•	technological innovations or new indications for our therapeutic products and product candidates;
•	introduction of new products or technologies by us or our competitors;
•	sales and estimated or forecasted sales of products for which we receive royalties, if any;
•	government regulations;
•	developments in patent or other proprietary rights;
•	the number of shares issued and outstanding;
•	the number of shares trading on an average trading day;
•	announcements regarding other participants in the biotechnology and pharmaceutical industries; and
•	market speculation regarding any of the foregoing.

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

We may not be successful in commercializing our products, which could affect our development efforts.

We began commercializing our first product, ACEON, in January 2012, and we have limited experience in the sales, marketing and distribution of pharmaceutical products. There can be no assurance we will be able to maintain the arrangements we have with third-party suppliers, distributors and other service providers that are necessary for us to perform these activities or our efforts will be successful. Maintaining or expanding these arrangements, or developing our own capabilities, may divert attention and resources from or otherwise negatively affect our development programs.

Our rights to commercialize ACEON are licensed from Servier, and we are obligated to use diligent efforts to develop and commercialize the products covered by our agreement in accordance with the terms and conditions of that agreement. Our ability to satisfy some of these obligations is dependent on factors that are outside of our control.  Our agreement with Servier may be terminated by Servier if we materially breach our obligations and fail to cure such breach, for our insolvency, or terminated by either party with respect to any individual licensed product in the event of certain safety issues are presented. Each party also has the right to terminate the agreement if FDC1 does not receive FDA approval by December 31, 2014, and Servier may terminate the agreement if we fail to achieve certain levels of annual net sales of products and do not make a specified payment to maintain our license.  Servier also has the right to terminate the agreement if we do not meet specified commercialization objectives and Servier does not consent to an alternative strategy or, as to the FDCs, if we breach our obligations to certain of our service providers.  Servier also may terminate under certain circumstances upon our change in control, if we fail to take certain actions or make certain payments.  If our agreement is terminated, we would have no further rights to develop and commercialize these products.

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

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, penalties, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Many states also have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs. The Physician Payments Sunshine Act also has several state equivalents, which require, and under which the Federal government will require in 2013, disclosure of payments or other transfers of value we make to physicians.

The federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers”, may share in any amounts paid by the entity to the government in fines or settlement. The filing of qui tam actions has caused a number of pharmaceutical, medical device and other healthcare companies to have to defend a False Claims Act action. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states also have enacted laws modeled after the federal False Claims Act.

The Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters and was amended by the Health Information Technology and Clinical Health Act (“HITECH”), and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information.  We take our obligation to maintain our compliance with these various laws and regulations seriously. If we are found to be in violation of any of the laws and regulations described above or other applicable state and federal healthcare fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from government healthcare reimbursement programs and the curtailment or restructuring of our operations, all of which could have a material adverse effect on our business and results of operations.

Certain of our technologies are in-licensed from third parties, so our capabilities using them are restricted and subject to additional risks.

We license technologies from third parties.  These technologies include but are not limited to phage display technologies licensed to us in connection with our bacterial cell expression technology licensing program.  However, our use of these technologies is limited by certain contractual provisions in the licenses relating to them, and although we have obtained numerous licenses, intellectual property rights in the area of phage display are particularly complex.  If the owners of the patent rights underlying the technologies that we license do not properly maintain or enforce those patents, our competitive position and business prospects could be harmed.  Our success will depend in part on the ability of our licensors to obtain, maintain and enforce our in-licensed intellectual property.  Our licensors may not be successful in prosecuting the patent applications to which we have licenses, or our licensors may fail to maintain existing patents.  They may determine not to pursue litigation against other companies that are infringing these patents, or they may pursue such litigation less aggressively than we would.  Our licensors also may seek to terminate our license, which could cause us to lose the right to use the licensed intellectual property and adversely affect our ability to commercialize our technologies, products or services.

We do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest.

Even if products in which we have an interest receive approval in the future, they may not be accepted in the marketplace. In addition, we or our collaborators or licensees may experience difficulties in launching new products, many of which are novel and based on technologies that are unfamiliar to the healthcare community. We have no assurance healthcare providers and patients will accept such products, if developed. For example, physicians and/or patients may not accept a product for a particular indication because it has been biologically derived (and not discovered and developed by more traditional means) or if no biologically derived products are currently in widespread use in that indication. Similarly, physicians may not accept a product if they believe other products to be more effective or more cost effective or are more comfortable prescribing other products.

Safety concerns also may arise in the course of on-going clinical trials or patient treatment as a result of adverse events or reactions. For example, in February 2009, the EMA announced it had recommended suspension of the marketing authorization of RAPTIVA in the EU and EMD Serono Inc., the company that marketed RAPTIVA in Canada (“EMD Serono”) announced that in consultation with Health Canada, the Canadian health authority (“Health Canada”), it would suspend marketing of RAPTIVA in Canada. In March 2009, Merck Serono Australia Pty Ltd, the company that marketed RAPTIVA in Australia (“Merck Serono Australia”), following a recommendation from the Therapeutic Goods Administration, the Australian health authority (“TGA”), announced it was withdrawing RAPTIVA from the Australian market. In the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA from the U.S. market, based on the association of RAPTIVA with an increased risk of PML, and sales of the product ceased.

Furthermore, government agencies, as well as private organizations involved in healthcare, from time to time publish guidelines or recommendations to healthcare providers and patients. Such guidelines or recommendations can be very influential and may adversely affect product usage directly (for example, by recommending a decreased dosage of a product in conjunction with a concomitant therapy or a government entity withdrawing its recommendation to screen blood donations for certain viruses) or indirectly (for example, by recommending a competitive product over our product). Consequently, we do not know if physicians or patients will adopt or use our products for their approved indications.

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

Our financial resources and our marketing experience and expertise are limited.  Consequently, our ability to develop products successfully depends, to a large extent, upon securing the financial resources and/or marketing capabilities of third parties other than Servier.  For example:

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

•
In March 2005, we entered into a contract with the National Institute of Allergy and Infectious Diseases (“NIAID”) to produce three monoclonal antibodies designed to protect U.S. citizens against the harmful effects of botulinum neurotoxin used in bioterrorism. In July 2006, we entered into an additional contract with NIAID for the development of an appropriate formulation for human administration of these three antibodies in a single injection. In September 2008, we announced we had been awarded an additional contract with NIAID to support our on-going development of drug candidates toward clinical trials in the treatment of botulism poisoning. In October 2011, we announced we had been awarded an additional contract with NIAID to develop broad-spectrum antitoxins for the treatment of human botulism poisoning.

•
In December 2011, we entered into a loan agreement with GECC (the “GECC Loan Agreement”), under which GECC agreed to make a term loan in an aggregate principal amount of $10 million to XOMA (US) LLC, our wholly owned subsidiary, and upon execution of the GECC Loan Agreement, GECC funded the term loan. The term loan is guaranteed by us and our two other principal subsidiaries, XOMA Ireland Limited and XOMA Technology Ltd. As security for our obligations under the GECC Loan Agreement, we, XOMA (US) LLC, XOMA Ireland Limited and XOMA Technology Ltd. each granted a security interest pursuant to a guaranty, pledge and security agreement in substantially all of our existing and after-acquired assets, excluding our intellectual property assets (such as those relating to our gevokizumab and anti-botulism products). We were required to repay the principal amount of the Term Loan over a period of 42 installments of principal and accrued interest, but we amended the GECC Loan Agreement on September 27, 2012, as described below.  The GECC Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including restrictions on the ability to incur indebtedness, grant liens, make investments, dispose of assets, enter into transactions with affiliates and amend existing material agreements, in each case subject to various exceptions. In addition, the GECC Loan Agreement contains customary events of default that entitle GECC to cause any or all of the indebtedness under the GECC Loan Agreement to become immediately due and payable. The events of default include any event of default under a material agreement or certain other indebtedness. We may prepay the term loan in full voluntarily, but not in part, and any voluntary and certain mandatory prepayments are subject to a prepayment premium of 3% in the first year of the loan, 2% in the second year and 1% thereafter, with certain exceptions. We also will be required to pay the final payment fee in connection with any voluntary or mandatory prepayment. Pursuant to the GECC Loan Agreement, we issued to GECC unregistered stock purchase warrants, which entitle GECC to purchase up to an aggregate of 263,158 unregistered shares of XOMA common stock at an exercise price equal to $1.14 per share, are exercisable immediately and expire on December 30, 2016.

•
On September 27, 2012, we entered into an amendment to the GECC Loan Agreement providing for an additional term loan in the amount of $4.6 million and an interest-only monthly repayment period with respect to the aggregate loan obligation of $12.5 million outstanding following the effective date of the amendment through March 1, 2013, at a stated interest rate of 10.9% per annum. Thereafter, we are obligated to make monthly principal payments of $0.3 million, plus accrued interest, at a stated interest rate of 10.9% per annum, over a 27-month period commencing on April 1, 2013, and through June 15, 2015, at which time the remaining outstanding principal amount of $3.1 million, plus accrued interest, shall be due.  A final payment fee in the amount of $0.9 million is payable on the date upon which the outstanding principal amount is required to be repaid in full. Any mandatory or voluntary prepayment of the $12.5 million will accelerate the due date of the final payment fee and trigger a prepayment penalty equal to 3% of the outstanding principal amount being prepaid if prepaid on or before September 27, 2013, 2% if prepaid on or before September 27, 2014, and 1% if prepaid after September 27, 2014, but prior to the maturity date.  In connection with the amendment, on September 27, 2012, we issued GE a warrant to purchase up to 39,346 shares of our common stock, which warrant is exercisable immediately, has a five-year term and has an exercise price of $3.54 per share.

•
We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 60 companies. As of March 11, 2013, we were aware of two antibody products manufactured using this technology that have received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular wet age-related macular degeneration and UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis. In the third quarter of 2009, we sold our LUCENTIS royalty interest to Genentech. In the third quarter of 2010, we sold our CIMZIA royalty interest.

•
On July 24, 2012, Servier and we entered into an agreement with Boehringer Ingelheim to transfer XOMA's technology and processes for the manufacture of gevokizumab to Boehringer lngelheim for Boehringer Ingelheim's implementation and validation in preparation for the commercial manufacture of gevokizumab.  Upon the successful completion of the transfer and the establishment of biological comparability, including validation of the XOMA processes as implemented by Boehringer Ingelheim, we intend Boehringer Ingelheim will produce gevokizumab for XOMA's commercial use at its facility in Biberach, Germany.  Servier and we retain all rights to the development and commercialization of gevokizumab.  Transferring of our technology to Boehringer Ingelheim exposes us to numerous risks, including the possibility that Boehringer Ingelheim may not perform under the agreement as anticipated, and that we will need to successfully conduct a comparability trial demonstrating to the FDA’s satisfaction the similarity between XOMA-manufactured and Boehringer Ingelheim-manufactured product.

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

Developments by others may render our products, product candidates, or technologies obsolete or uncompetitive.  Technologies developed and utilized by the biotechnology and pharmaceutical industries are changing continuously and substantially. Competition in antibody-based technologies is intense and is expected to increase in the future as a number of established biotechnology firms and large chemical and pharmaceutical companies advance in these fields. Many of these competitors may be able to develop products and processes competitive with or superior to our own for many reasons, including that they may have:

•	significantly greater financial resources;
•	larger research and development and marketing staffs;
•	larger production facilities;
•	entered into arrangements with, or acquired, biotechnology companies to enhance their capabilities; or
•	extensive experience in preclinical testing and human clinical trials.

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

The examples below pertain to competitive events in the market that we review quarterly yet are not intended to be representative of all existing competitive events.

Gevokizumab

We, in collaboration with Servier, are developing gevokizumab, a potent monoclonal antibody with unique allosteric modulating properties that binds strongly to interleukin-1 beta (IL-1 beta), a pro-inflammatory cytokine.  In binding to IL-1 beta, gevokizumab inhibits the activation of the IL-1 receptor, thereby modulating the cellular signaling events that produce inflammation. Other companies are developing other products based on the same or similar therapeutic targets as gevokizumab, and these products may prove more effective than gevokizumab. We are aware that:

•
Novartis markets and is developing Ilaris (canakinumab, ACZ885), a fully human monoclonal antibody that selectively binds to and neutralizes IL-1 beta. Since 2009, canakinumab has been approved in over 50 countries for the treatment of children and adults suffering from Cryopyrin-Associated Periodic Syndrome (“CAPS”). Novartis has filed for regulatory approval of canakinumab in the United States and Europe for the treatment of acute attacks in gouty arthritis. In August 2011, Novartis announced that the FDA had issued a Complete Response Letter requesting additional information, including clinical data to evaluate the benefit:risk profile of canakinumab in refractory gouty arthritis patients. In September 2011, Novartis announced positive results of a pivotal Phase 3 trial of canakinumab in patients with systemic juvenile idiopathic arthritis and it plans to seek regulatory approval for this indication in 2012. Novartis also is pursuing other diseases in which IL-1 beta may play a prominent role, such as systemic secondary prevention of cardiovascular events.

•
Eli Lilly and Company (“Lilly”) is developing a monoclonal antibody to IL-1 beta in Phase 1 studies for the treatment of cardiovascular disease. In June 2011, Lilly reported results from a Phase 2 study of LY2189102 in 106 patients with Type 2 diabetes, showing a significant (p<0.05), early reduction in C reactive protein (“CRP”), moderate reduction in HbA1c and anti-inflammatory effects. We do not know whether LY2189102 remains in development.

•
In 2008, Swedish Orphan Biovitrum obtained from Amgen the global exclusive rights to Kineret® (anakinra) for rheumatoid arthritis as currently indicated in its label. In November 2009, the agreement regarding Swedish Orphan Biovitrum’s Kineret license was expanded to include certain orphan indications.  Kineret is an IL-1 receptor antagonist (IL-1ra) that has been evaluated in multiple IL-1-mediated diseases, including indications we are considering for gevokizumab. In addition to other on-going studies, a proof-of-concept clinical trial in the United Kingdom investigating Kineret in patients with a certain type of myocardial infarction, or heart attack, has been completed. In August 2010, Biovitrum announced the FDA had granted orphan drug designation to Kineret for the treatment of CAPS.

•
In February 2008, Regeneron Pharmaceuticals, Inc. (“Regeneron”), announced it had received marketing approval from the FDA for ARCALYST® (rilonacept) Injection for Subcutaneous Use, an interleukin-1 blocker or IL-1 Trap, for the treatment of CAPS, including Familial Cold Auto-inflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 and older. In September 2009, Regeneron announced rilonacept was approved in the EU for CAPS. In June 2010 and February 2011, Regeneron announced positive results of two Phase 3 clinical trials of rilonacept in gout. In November 2011, Regeneron announced the FDA had accepted for review Regeneron’s supplemental BLA for ARCALYST for the prevention and treatment of gout. A meeting of an FDA advisory panel to review this supplemental BLA was held in May 2012 with a recommendation against approval of the new use in gout. In July 2012, the FDA issued a Complete Response Letter that states the FDA cannot approve the application in its current form and has requested additional clinical data, as well as additional CMC information related to a proposed new dosage form. Regeneron is reviewing the complete response letter from the FDA and will determine appropriate next steps.

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

Perindopril

We currently are selling ACEON, an angiotensin converting enzyme (“ACE”) inhibitor, and developing FDC1, a fixed-dose combination of perindopril arginine and amlodipine besylate, a calcium channel blocker.

The ACE inhibitor market is highly genericized with all options being available generically. We are aware:

•
The leading product (based on annual sales) in the United States within the ACE inhibitor category is lisinopril, formerly marketed by Astra-Zeneca Pharmaceuticals LP under the brand ZESTRIL® and by Merck & Co. under the brand Prinivil®.

•
There are multiple options in the FDC market combining ACE inhibitors with diuretics, and two options combining an ACE inhibitor with a calcium channel blocker. Current options with a calcium channel blocker are benazepril/amlodipine, formerly marketed by Novartis Pharmaceuticals as Lotrel®, and trandolapril/verapamil, formerly marketed by Abbot Laboratories as Tarka®.

ACE inhibitors are a segment of the larger Renin Angiotensin Aldosterone System (“RAAS”) market. This market is comprised of ACE inhibitors and angiotensin receptor blockers (“ARB”). Both classes act on the RAAS in different ways to control blood pressure. We are aware the most successful of the ARB (in terms of annual sales) is valsartan, trade name Diovan®, which is marketed by Novartis. This compound, along with other ARBs, has been developed in multiple FDC products: with a diuretic, a calcium channel blocker (amlodipine) and as a triple combination of all three.

Our perindopril franchise will compete directly with FDCs containing an ACE inhibitor and secondarily with fixed-dose combinations containing an ARB or calcium channel blocker.

XOMA 3AB

We also are developing XOMA 3AB, a combination, or cocktail, of antibodies designed to neutralize the most potent of botulinum toxins. Other companies are developing other products targeting botulism poisoning, and these products may prove more effective than XOMA 3AB. We are aware:

•	Cangene Corporation has a contract with the U.S. Department of Health & Human Services, expected to be worth $423.0 million, to manufacture and supply an equine heptavalent botulism anti-toxin; and

•	Emergent BioSolutions, Inc., is currently in development of a botulism immunoglobulin candidate that may compete with our anti-botulinum neurotoxin monoclonal antibodies.

Manufacturing risks and inefficiencies may affect adversely our ability to manufacture products for ourselves or others.

To the extent we continue to provide manufacturing services for our own benefit or to third parties, we are subject to manufacturing risks. Additionally, unanticipated fluctuations in customer requirements have led and may continue to lead to manufacturing inefficiencies, which if significant could lead to an impairment on our long-lived assets or restructuring activities. We must utilize our manufacturing operations in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining acceptable product quality and manufacturing costs. Additional resources and changes in our manufacturing processes may be required for each new product, product modification or customer or to meet changing regulatory or third-party requirements, and this work may not be completed successfully or efficiently.

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

Our contract manufacturers are required to produce ACEON and our clinical product candidates under current Good Manufacturing Practices (“cGMP”) to meet acceptable standards for use in our clinical trials and for commercial sale, as applicable. If such standards change, the ability of contract manufacturers to produce our product candidates and ACEON on the schedule we require for our clinical trials or to meet commercial requirements may be affected. In addition, contract manufacturers may not perform their obligations under their agreements with us or may discontinue their business before the time required by us to successfully produce clinical and commercial supplies of our product candidates and ACEON.

We and our contract manufacturers are subject to pre-approval inspections and periodic unannounced inspections by the FDA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. Any difficulties or delays in our contractors’ manufacturing and supply of our product candidates and ACEON or any failure of our contractors to maintain compliance with the applicable regulations and standards could increase our costs, cause us to lose revenue, make us postpone or cancel clinical trials, prevent or delay regulatory approval by the FDA and corresponding state and foreign authorities, prevent the import and/or export of our product candidates and ACEON, or cause any of our product candidates that may be approved for commercial sale and ACEON to be recalled or withdrawn.

Because many of the companies with which we do business also are in the biotechnology sector, the volatility of that sector can affect us indirectly as well as directly.

As a biotechnology company that collaborates with other biotechnology companies, the same factors that affect us directly also can adversely impact us indirectly by affecting the ability of our collaborators, partners and others with which we do business to meet their obligations to us and reduce our ability to realize the value of the consideration provided to us by these other companies.

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

We may not be able to operate successfully in any foreign market. We believe that because the pharmaceutical industry is global in nature, international activities will be a significant part of our future business activities and when and if we are able to generate income, a substantial portion of that income will be derived from product sales and other activities outside the United States. Foreign regulatory agencies often establish standards different from those in the United States, and an inability to obtain foreign regulatory approvals on a timely basis could put us at a competitive disadvantage or make it uneconomical to proceed with a product or product candidate’s development. International operations and sales may be limited or disrupted by:

•	imposition of government controls;
•	export license requirements;
•	political or economic instability;
•	trade restrictions;
•	changes in tariffs;
•	restrictions on repatriating profits;
•	exchange rate fluctuations;
•	withholding and other taxation; and
•	difficulties in staffing and managing international operations.

We are subject to foreign currency exchange rate risks.

We are subject to foreign currency exchange rate risks because substantially all of our revenues and operating expenses are paid in U.S. Dollars, but we pay interest and principal obligations with respect to our loan from Servier in Euros. To the extent the U.S. Dollar declines in value against the Euro, the effective cost of servicing our Euro-denominated debt will be higher. Changes in the exchange rate result in foreign currency gains or losses. Although we have managed some of our exposure to changes in foreign currency exchange rates by entering into foreign exchange option contracts, there can be no assurance foreign currency fluctuations will not have a material adverse effect on our business, financial condition, liquidity or results of operations. In addition, our foreign exchange option contracts are re-valued at each financial reporting period, which also may result in gains or losses from time to time.

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

Because of the length of time and the expense associated with bringing new products to the marketplace, we and our collaboration and development partners hold and are in the process of applying for a number of patents in the United States and abroad to protect our product candidates and important processes and also have obtained or have the right to obtain exclusive licenses to certain patents and applications filed by others. However, the mere issuance of a patent is not conclusive as to its validity or its enforceability. The U.S. Federal Courts or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. In addition, the laws of foreign countries may not protect our intellectual property rights effectively or to the same extent as the laws of the United States. If our intellectual property rights are not protected adequately, we may not be able to commercialize our technologies, products, or services, and our competitors could commercialize our technologies, which could result in a decrease in our sales and market share that would harm our business and operating results. Specifically, the patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions. The legal standards governing the validity of biotechnology patents are in transition, and current defenses as to issued biotechnology patents may not be adequate in the future. Accordingly, there is uncertainty as to:

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

Due to the uncertainties regarding biotechnology patents, we also have relied and will continue to rely upon trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. All of our employees have signed confidentiality agreements under which they have agreed not to use or disclose any of our proprietary information. Research and development contracts and relationships between us and our scientific consultants and potential customers provide access to aspects of our know-how that are protected generally under confidentiality agreements. These confidentiality agreements may be breached or may not be enforced by a court. To the extent proprietary information is divulged to competitors or to the public generally, such disclosure may affect our ability to develop or commercialize our products adversely by giving others a competitive advantage or by undermining our patent position.

Litigation regarding intellectual property can be costly and expose us to risks of counterclaims against us.

We may be required to engage in litigation or other proceedings to protect our intellectual property. The cost to us of this litigation, even if resolved in our favor, could be substantial. Such litigation also could divert management’s attention and resources. In addition, if this litigation is resolved against us, our patents may be declared invalid, and we could be held liable for significant damages. In addition, we may be subject to a claim that we are infringing another party’s patent. If such claim is resolved against us, we or our collaborators may be enjoined from developing, manufacturing, selling or importing products, processes or services unless we obtain a license from the other party.

Such license may not be available on reasonable terms, thus preventing us from using these products, processes or services and adversely affecting our revenue.

We may be unable to price our products effectively or obtain adequate reimbursement for sales of our products, which would prevent our products from becoming profitable.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our business. In March 2010, the U.S. Congress enacted and President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, “PPACA”), which includes a number of healthcare reform provisions. The reforms imposed by the law are expected to impact the pharmaceutical industry significantly, most likely in the area of pharmaceutical product pricing. While the law may increase the number of patients who have insurance coverage for our products or product candidates, its cost containment measures also could adversely affect reimbursement for our existing or potential products; however, the full effects of this law cannot be known until these provisions are implemented and the relevant Federal and state agencies issue applicable regulations or guidance.

The pharmaceutical and biotechnology industries are subject to extensive regulation, and from time to time legislative bodies and governmental agencies consider changes to such regulations that could have significant impact on industry participants. For example, in light of certain highly publicized safety issues regarding certain drugs that had received marketing approval, the U.S. Congress has considered various proposals regarding drug safety, including some that would require additional safety studies and monitoring and could make drug development more costly. We are unable to predict what additional legislation or regulation, if any, relating to safety or other aspects of drug development may be enacted in the future or what effect such legislation or regulation would have on our business.

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

The business and financial condition of pharmaceutical and biotechnology companies also are affected by the efforts of governments, third-party payors and others to contain or reduce the costs of healthcare to consumers. In the United States and various foreign jurisdictions there have been, and we expect there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system, such as proposals relating to the reimportation of drugs into the United States from other countries (where they are then sold at a lower price) and government control of prescription drug pricing. We expect current health care reform measures, such as PPACA, and those that may be adopted in the future could result in a decrease in the share price of our common stock, limit our ability to raise capital or to obtain strategic collaborations or licenses or successfully commercialize our products.

We are exposed to an increased risk of product liability claims, and a series of related cases is currently pending against us.

The testing, marketing and sales of medical products entails an inherent risk of allegations of product liability. We have been party to a number of product liability claims filed against Genentech Inc., and even though Genentech has agreed to indemnify us in connection with these matters, there can be no assurance these or other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.  In the event of one or more large, unforeseen awards of damages against us, our product liability insurance may not provide adequate coverage. A significant product liability claim for which we were not covered by insurance or indemnified by a third party would have to be paid from cash or other assets, which could have an adverse effect on our business and the value of our common stock. To the extent we have sufficient insurance coverage, such a claim would result in higher subsequent insurance rates. In addition, product liability claims can have various other ramifications, including loss of future sales opportunities, increased costs associated with replacing products, a negative impact on our goodwill and reputation, and divert our management’s attention from our business, each of which could also adversely affect our business and operating results.

The loss of key personnel, including our Chief Executive Officer, could delay or prevent achieving our objectives.

Our research, product development and business efforts could be affected adversely by the loss of one or more key members of our scientific or management staff, particularly our executive officers: John Varian, our Chief Executive Officer; Patrick J. Scannon, M.D., Ph.D., our Executive Vice President and Chief Scientific Officer; Fred Kurland, our Vice President, Finance, Chief Financial Officer and Secretary; and Paul D. Rubin, M.D., our Senior Vice President, Research and Development and Chief Medical Officer.  We currently do not have key person insurance on any of our employees.

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

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), the Company experienced ownership changes in 2009 and 2012 which substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year.  As of December 31, 2012, the Company has excluded the NOLs and R&D credits that will expire as a result of the annual limitations (See Note 8: Income Taxes in the Notes to the financial statements). To the extent that the Company does not utilize its carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will also expire unused.

We may not realize the expected benefits of our initiatives to reduce costs across our operations, and we may incur significant charges or write-downs as part of these efforts.

We have pursued and may continue to pursue a number of initiatives to reduce costs of our operations. In January 2012, we implemented a workforce reduction of approximately 34% to improve our cost structure. This workforce reduction resulted primarily from our decisions to utilize a contract manufacturing organization for Phase 3 and commercial antibody production and to eliminate internal research functions that are non-differentiating or that can be obtained cost effectively by contract service providers. During the year ended December 31, 2012, as a result of our streamlining of operations, we incurred restructuring and related severance costs totaling approximately $5.1 million, of which $2.2 million were cash charges.

We may not realize some or all of the expected benefits of our current and future initiatives to reduce costs. In addition to restructuring or other charges, we may experience disruptions in our operations as a result of these initiatives.

Because we are a relatively small biopharmaceutical company with limited resources, we may not be able to attract and retain qualified personnel.

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 166 employees as of March 8, 2013. We may require additional experienced executive, accounting, research and development, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

Global credit and financial market conditions may reduce our ability to access and maintain capital for our operations.

Traditionally, we have funded a large portion of our research and development expenditures through raising capital in the equity markets. Recent events, including failures and bankruptcies among large commercial and investment banks, have led to considerable declines and uncertainties in these and other capital markets and have led to new regulatory and other restrictions that may have broad effect on the nature of these markets. These circumstances could severely restrict the ability to raise new capital by companies such as us in the future.

Volatility in the financial markets also has created liquidity problems in investments previously thought to bear a minimal risk.  For example, money market fund investors, including us, have in the past been unable to retrieve the full amount of funds, even in highly rated liquid money market accounts, upon maturity. Although as of December 31, 2012, we have received the full amount of proceeds from money market fund investments, an inability to retrieve funds from money market fund investments as they mature in the future could have a material and adverse impact on our business, results of operations and cash flows.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since December 31, 2012, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not impact our current portfolio of cash equivalents negatively or our ability to meet our financing objectives.

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

Entities controlled by Felix J. Baker and Julian C. Baker beneficially own approximately 30.8% of our outstanding common stock as of March 8, 2013, which includes warrants to purchase approximately 7.6 million shares of XOMA’s common stock at an exercise price of $1.76 per share. On July 19, 2012, our Board of Directors elected Kelvin Neu, M.D., to serve on our Board of Directors. Dr. Neu is a Managing Director at Baker Bros. Advisors, LLC, an entity controlled by Felix J. Baker and Julian C. Baker. Accordingly, these entities may exert significant influence over us and any action requiring the approval of the holders of our stock, including the election of directors and approval of significant corporate transactions. Furthermore, conflicts of interest could arise in the future between us, on the one hand, and these entities, on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters.

Our organizational documents contain provisions that may prevent transactions that could be beneficial to our stockholders and may insulate our management from removal.

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

These provisions of our organizational documents and the DGCL, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of common stock, could limit the ability of stockholders to approve transactions that they may deem to be in their best interests, and could make it considerably more difficult for a potential acquirer to replace management.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters and development and manufacturing facilities are located in Berkeley and Emeryville, California. We currently lease five buildings, two of which have a sublease tenant under contract through April 2013. We also lease space in a sixth building, for which we have a sublease tenant under contract through May 2014. These buildings house our research and development laboratories, manufacturing facilities and office space. A separate pilot scale manufacturing facility is owned by us. Our building leases expire in the period from 2013 to 2014 and total minimum lease payments due from January 2013 until expiration of the leases are $4.3 million. We have the option to renew our lease agreements for periods ranging from three to ten years.

Item 3.	Legal Proceedings

On April 8, 2011, four complaints were filed in the United States District Court for the Eastern District of Michigan.  The cases are captioned:  Muniz v. Genentech, et al., 5:11-cv-11489-JCO-RSW; Tifenthal v. Genentech, et al., 2:11-cv-11488-DPH-LJM; Blair v. Genentech, et al., 2:11-cv-11463-SFC-MJH; and Marsh v. Genentech, et al., 2:11-cv-11462-RHC-MKM.  The complaints alleged claims against Genentech and us (“Defendants”) for alleged strict liability failure to warn, negligence, breach of warranty, and fraud by concealment based on injuries alleged to have occurred as a result of the plaintiffs’ treatment with RAPTIVA®.  The complaints sought unspecified compensatory and punitive damages.  All four cases were transferred to the United States District Court for the Western District of Michigan.  On October 26, 2011, the Court granted the Motions to Dismiss filed by Defendants in all four actions.  On September 6, 2012, the 6th Circuit Court of Appeals affirmed the judgment in favor of Defendants and, on October 12, 2012, denied a petition for en banc rehearing.  The deadline for seeking appellate review by the United States Supreme Court has expired.

On June 13, 2011, a complaint was filed in the Supreme Court for the State of New York, Onondaga County.  The case is captioned:  McConnell v. Genentech, et al., 5:11-cv-1309-GLS-DEP. Defendants removed the case to the United States District Court for the Northern District of New York on November 3, 2011.  The complaint asserted claims against the Defendants for alleged strict liability defective design and manufacture, strict liability failure to warn, negligence, breach of warranty, and loss of consortium based on injuries alleged to have occurred as a result of the plaintiff’s treatment with RAPTIVA®.  The complaint sought unspecified compensatory and punitive damages.  On December 21, 2012, the case was dismissed with prejudice pursuant to a settlement agreement.

Item 4.	Mine Safety Disclosures

Not applicable.

Supplementary Item: Executive Officers of the Registrant

Our executive officers and their respective ages, as of December 31, 2012, and positions are as follows:

Name	Age	Title
John Varian	53	Chief Executive Officer
Patrick J. Scannon, M.D., Ph.D.	65	Executive Vice President and Chief Scientific Officer
Paul D. Rubin, M.D.	59	Senior Vice President, Research and Development and Chief Medical Officer
Fred Kurland	62	Vice President, Finance, Chief Financial Officer, and Secretary

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

Dr. Rubin is our Senior Vice President, Research and Development and Chief Medical Officer.  Dr. Rubin joined the Company in June 2011. Prior to joining XOMA, Dr. Rubin was Chief Medical Officer at Funxional Therapeutics Ltd. He was Chief Executive Officer of Resolvyx Pharmaceuticals, Inc. from 2007 to 2009 and President and Chief Executive Officer of Critical Therapeutics, Inc. from 2002 to 2007. From 1996 to 2002, Dr. Rubin served as Senior Vice President, Development, and later as Executive Vice President, Research & Development at Sepracor. He was responsible for the successful development of all of Sepracor's internally developed approved products including Xopenex®, Lunesta®, Xopenex HFA® and Brovana®. From 1993 to 1996, Dr. Rubin held senior level positions at Glaxo-Wellcome Pharmaceuticals, most recently as Vice President of Worldwide Clinical Pharmacology and Early Clinical Development. During his tenure with Abbott from 1987 to 1993, Dr. Rubin served as Vice President, Immunology and Endocrinology, where he successfully advanced zilueton, the first 5-lipoxygenase inhibitor, from discovery to approval for the treatment of asthma. Dr. Rubin received a BA from Occidental College and his M.D. from Rush Medical College. He completed his training in internal medicine at the University of Wisconsin.

Mr. Kurland is our Vice President, Finance, Chief Financial Officer, and Secretary. He joined XOMA on December 29, 2008. Mr. Kurland is responsible for directing the Company’s financial strategy, accounting, financial planning and investor relations functions. He has more than 30 years of experience in biotechnology and pharmaceutical companies including Aviron/MedImmune, Protein Design Labs and Syntex/Roche. Prior to joining XOMA, Mr. Kurland served as Chief Financial Officer of Bayhill Therapeutics, Inc., Corcept Therapeutics Incorporated and Genitope Corporation. From 1998 to 2002, Mr. Kurland served as Senior Vice President and Chief Financial Officer of Aviron, acquired by MedImmune in 2001 and developer of FluMist.  From 1996 to 1998, he was Vice President and Chief Financial Officer of Protein Design Labs, Inc., an antibody design company, and from 1995 to 1996, he served as Vice President and Chief Financial Officer of Applied Immune Sciences, Inc. Mr. Kurland also held a number of financial management positions at Syntex Corporation, a pharmaceutical company acquired by Roche, including Vice President and Controller between 1991 and 1995. He received his J.D. and M.B.A. degrees from the University of Chicago and his B.S. degree from Lehigh University.

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

	Price Range
	High	Low
2012
First Quarter	$2.93	$1.12
Second Quarter	$3.24	$2.22
Third Quarter	$4.13	$2.91
Fourth Quarter	$3.78	$2.37

2011
First Quarter	$7.71	$2.77
Second Quarter	$3.49	$2.17
Third Quarter	$2.45	$1.38
Fourth Quarter	$1.86	$1.04

On March 8, 2013, there were 822 stockholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”).  All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

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

As of December 31,	XOMA Corporation	Nasdaq Composite Index	AMEX Biotechnology Index
2007	$100.00	$100.00	$100.00
2008	18.29	59.46	82.28
2009	20.65	85.55	119.79
2010	10.09	100.02	164.99
2011	2.26	98.22	138.77
2012	4.72	113.85	196.70

	Close Price
12/31/2007	50.85	2,652.28	786.50
12/31/2008	9.30	1,577.03	647.17
12/31/2009	10.50	2,269.15	942.13
12/31/2010	5.13	2,652.87	1,297.63
12/31/2011	1.15	2,605.15	1,091.42
12/31/2012	2.40	3,019.51	1,547.03

Item 6.	Selected Financial Data

The following table contains our selected financial information including consolidated statement of operations and consolidated balance sheet data for the years 2008 through 2012. The selected financial information has been derived from our audited consolidated financial statements. The selected financial information should be read in conjunction with Item 8: Financial Statements and Supplementary Data and Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report. The data set forth below is not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data
Total revenues (1)	$33,782	$58,196	$33,641	$98,430	$67,987
Total operating costs and expenses	85,332	92,151	100,663	81,867	106,721
Restructuring costs	5,074	-	82	3,603	-
(Loss) income from operations	(56,624)	(33,955)	(67,104)	12,960	(38,734)
Other (expense) income, net (2)	(14,515)	1,227	(1,625)	(6,683)	(6,894)
Net (loss) income before taxes	(71,139)	(32,728)	(68,729)	6,277	(45,628)
Income tax (benefit) expense, net (3)	(74)	15	27	5,727	(383)
Net (loss) income	$(71,065)	$(32,743)	$(68,756)	$550	$(45,245)
Basic and diluted net (loss) income per share of common stock	$(1.10)	$(1.04)	$(3.69)	$0.05	$(5.11)

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$45,345	$48,344	$37,304	$23,909	$9,513
Short-term investments	39,987	-	-	-	1,299
Restricted cash	-	-	-	-	9,545
Current assets	95,837	62,695	58,880	32,152	38,704
Working capital	72,004	42,064	23,352	13,474	11,712
Total assets	105,676	78,036	74,252	52,824	67,173
Current liabilities	23,833	20,631	35,528	18,678	26,992
Long-term liabilities (4)	60,376	42,394	15,133	16,620	71,582
Redeemable convertible preferred stock, at par value	-	-	1	1	1
Accumulated deficit	(957,118)	(886,053)	(853,310)	(784,554)	(785,104)
Total stockholders' equity (net capital deficiency)	21,467	15,011	23,591	17,526	(31,401)

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

(2)
2012 includes a $9.5 million revaluation of contingent warrant liabilities issued in connection of an equity financing in March 2012. 2010 includes a loss associated with the $4.5 million paid in the first quarter of 2010 to the holders of warrants issued in June 2009, upon modification of the terms.

(3)	2009 includes foreign income tax expense of $5.8 million recognized in connection with the expansion of our existing collaboration with Takeda.

(4)
2012 includes $15.0 million of contingent warrant liabilities in connection with an equity financing in March 2012. The balance in 2012 and 2011 includes a €15.0 million loan from Servier, which had a principal balance equal to approximately $19.8 million and $19.4 million as of December 31, 2012 and 2011, respectively, and a Term Loan from GECC, which had a principal balance equal to $12.5 million and $10.0 million as of December 31, 2012 and 2011, respectively. The balance as of December 31, 2008 includes $50.4 million from our term loan with Goldman Sachs, which we repaid in 2009. In addition, the outstanding principal on our Novartis note was reduced by $7.5 million due to the restructure of our collaboration with Novartis.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leader in the discovery and development of innovative antibody-based therapeutics. Our lead drug candidate, gevokizumab (formerly XOMA 052), is a potent humanized monoclonal antibody with unique allosteric modulating properties.  Gevokizumab binds to the inflammatory cytokine interleukin-1 beta (“IL-1 beta”), which is believed to be a primary trigger of pathologic inflammation in multiple diseases. We have entered into a license and collaboration agreement with Les Laboratoires Servier (“Servier”) to develop and commercialize gevokizumab in multiple indications. In collaboration with Servier we have launched the global Phase 3 gevokizumab clinical development program for active and controlled non-infectious uveitis (“NIU”) involving the intermediate and/or posterior segment of the eye, and Behçet’s uveitis.  XOMA is conducting both of the NIU studies, and Servier is sponsoring the study in Behçet’s uveitis. The study sites are screening and enrolling patients in these distinct studies.

Separately, we launched a Phase 2 proof-of-concept program for gevokizumab to evaluate additional indications for further development, including a clinical trial in moderate-to-severe inflammatory acne, for which we reported encouraging preliminary top-line results in January 2013, a clinical trial in erosive osteoarthritis of the hand, which was opened for enrollment in June 2012, and a clinical trial in scleritis that will be conducted by the National Eye Institute (“NEI”), a part of the U.S. National Institutes of Health (“NIH”).  We anticipate the NEI will begin screening patients in this study during the first quarter of 2013.  Servier is expected to institute its own proof-of-concept program for gevokizumab in different indications from ours. In November 2012, Servier began a Phase 2 study to determine gevokizumab’s potential to treat patients who have experienced a recent Acute Coronary Syndrome.

Our proprietary preclinical pipeline includes classes of antibodies that activate, sensitize, or deactivate the insulin receptor in vivo, that we have named XMet.  This portfolio of antibodies represents potential new therapeutic approaches to the treatment of diabetes and several diseases that have insulin involvement, which we believe may be orphan drug opportunities.

We have developed these and other antibodies using some or all of our ADAPT™ antibody discovery and development platform, our ModulX™ technologies for generating allosterically modulating antibodies, and our OptimX™ technologies for optimizing biophysical properties of antibodies, including affinity, immunogenicity, stability and manufacturability.

Our biodefense initiatives include XOMA 3AB, a biodefense anti-botulism product candidate comprised of a combination of three antibodies.  XOMA 3AB is directed against botulinum toxin serotype A and has been developed through funding from the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the NIH. All volunteers have been enrolled and dosed with XOMA 3AB in a Phase 1 clinical trial sponsored by NIAID. In January 2012, we announced we will complete NIAID biodefense contracts currently in place but will not actively pursue future contracts.  Should the government choose to acquire XOMA 3AB or other biodefense products in the future, we expect to be able to produce these antibodies through an outside manufacturer.

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

In January 2012, we announced we had acquired certain U.S. rights to a portfolio of antihypertensive products from Servier. The portfolio includes ACEON (perindopril erbumine), a currently marketed angiotensin converting enzyme (“ACE”) inhibitor, and three fixed-dose combination (“FDC”) product candidates where perindopril is combined with another active ingredient(s). The last to expire proprietary form of perindopril in each FDC product candidate provides patent protection until April 2023. We assumed commercialization activities for ACEON in January 2012. In November 2012, we announced the 837-patient Phase 3 trial for the FDC of perindopril arginine and amlodipine besylate (“FDC1”) met its primary endpoint. Partial funding for the trial was provided by Servier. We expect to pay the balance of study expenses, consisting primarily of costs generated by our contract research organization, from the profits generated by our ACEON sales.  We are working to identify a third-party organization that could sublicense this FDC and move it forward toward commercialization in the U.S. market.

Significant Developments in 2012

Gevokizumab

•
In June 2012, we initiated enrollment in a global Phase 3 study investigating the ability of gevokizumab to reduce the signs and symptoms, including vitreous haze, in patients with NIU involving the intermediate and/or posterior segment of the eye. The study is titled A randomisEd, double-masked, placebo-controlled studY of the safety and Efficacy of GevokizUmAb in the tReatment of subjects with active non-infectious intermeDiate, posterior or pan-uveitis (EYEGUARD™-A). We intend to enroll patients with active non-infectious intermediate, posterior, or pan-uveitis with a vitreous haze score equal to or greater than 2+ on the Standardization of Uveitis Nomenclature / NEI scale in at least one eye. They will be randomized to receive either one of two monthly doses of gevokizumab or placebo. The study's primary endpoint is the proportion of patients demonstrating a significant reduction in vitreous haze score on Day 56.

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

•
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

•	In August 2012, we obtained FDA orphan drug status for gevokizumab in the treatment of non-infectious intermediate, posterior, or pan-uveitis, or chronic non-infectious anterior uveitis.

•
In September 2012, we announced Servier had received authorization to initiate the Servier-sponsored Behçet's uveitis Phase 3 clinical trial in several European countries. The study is titled A randomisEd, double-masked, placebo-controlled studY of the Efficacy of GevokizUmAb in the tReatment of patients with Behçet's Disease uveitis (EYEGUARD™-B). The objective of this study is to evaluate the efficacy of gevokizumab as compared to placebo on top of current standard of care (immunosuppressive therapy and oral corticosteroids) in reducing the risk of Behçet's disease uveitis exacerbations and to assess the safety of gevokizumab.

•
In October 2012, we announced we had opened enrollment in a Phase 3 clinical trial, titled A randomizEd, double-masked, placebo-controlled study of the safetY and Efficacy of GevokizUmAb in the tReatment of subjects with non-infectious intermeDiate, posterior or pan-uveitis currently controlled with systemic treatment (EYEGUARD™-C), to determine gevokizumab's potential to reduce the risk of recurrent uveitic disease in patients with non-infectious intermediate, posterior, or pan-uveitis. We intend to enroll patients with NIU who have experienced active uveitic disease but whose disease currently is controlled with oral corticosteroids with or without immunosuppressive medications.  The study's primary endpoint is the proportion of patients with an occurrence of uveitic disease through Day 168.  The study also will assess other important measures of improvement in their uveitic disease including the reduction of steroid use.

•	In November 2012, we announced Servier had begun a Phase 2 study to determine gevokizumab’s potential to treat patients who have experienced a recent Acute Coronary Syndrome.

Streamlining and Restructuring Charges

•
On January 5, 2012, we implemented a streamlining of operations, which resulted in a restructuring designed to sharpen our focus on value-creating opportunities led by gevokizumab and our unique antibody discovery and development capabilities. The restructuring plan included a reduction of our personnel by 84 positions, or 34%, of which 52 were eliminated immediately, and the remainder eliminated as of April 6, 2012. These staff reductions resulted primarily from our decisions to utilize a contract manufacturing organization for Phase 3 and commercial antibody production and to eliminate internal research functions that are non-differentiating or that can be obtained cost effectively by contract service providers. As a result, we realized approximately a $17.0 million reduction in internal expense reflecting streamlined operations to focus exclusively on value-creating activities. In connection with the streamlining of operations, we incurred restructuring charges in 2012 of $2.0 million related to severance, other termination benefits and outplacement services, $2.5 million related to the impairment and accelerated depreciation of various assets and leasehold improvements, and $0.6 million related to moving and other facility charges.

Perindopril Franchise

•
On January 17, 2012, we announced we had acquired certain U.S. rights to a portfolio of antihypertensive products from Servier. The portfolio includes ACEON, a currently marketed ACE inhibitor, and three FDC product candidates where a proprietary form of perindopril (perindopril arginine) is combined with other active ingredient(s). We assumed commercialization activities for ACEON in January 2012 following the license transfer from Servier’s previous licensee and began shipping XOMA-labeled ACEON to pharmaceutical wholesalers in the second quarter of 2012.

•
In February 2012, we initiated enrollment in a Phase 3 trial for FDC1. The trial enrolled approximately 837 patients with hypertension and completed in November 2012. The study results showed FDC1 met its primary endpoint, demonstrating statistically superior reductions in sitting systolic and diastolic blood pressure after six weeks of treatment than either compound alone. Partial funding for the trial was provided by Servier; the balance of study expenses, consisting primarily of costs generated by our contract research organization, we expect to pay over time from the profits generated by our ACEON sales. We are working to identify a third-party organization that can sublicense this FDC and move it forward toward commercialization in the U.S. market.

Management Change

•
On January 4, 2012, the Company’s Board of Directors appointed John Varian, a current Board member and then interim Chief Executive Officer, as Chief Executive Officer. W. Denman Van Ness continues to serve as Chairman of the Board.

•
In April 2012, the Company announced that it had integrated all research, preclinical and clinical development activities under the leadership of Paul Rubin, MD. To reflect Dr. Rubin’s expanded role, the Company promoted him to the role of Senior Vice President, Research and Development. Dr. Rubin maintains his responsibilities as XOMA's Chief Medical Officer.

•
Effective August 31, 2012, the Company’s Board of Directors accepted the retirement of Christopher J. Margolin as Vice President, General Counsel and Secretary. Mr. Margolin's retirement comes as a result of our determination to restructure our legal services function and outsource much of that function to outside legal counsel, in lieu of an internal general counsel. Our legal function is being managed by Fred Kurland, our Vice President, Finance, Chief Financial Officer and Secretary, with the assistance of outside legal counsel.

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

•
In September 2012, we entered into an amendment to our existing loan agreement with General Electric Capital Corporation (“GECC”) providing for an additional term loan of $4.6 million, increasing the aggregate loan obligation to $12.5 million. The loan obligation accrues interest at a fixed rate of 10.9% and the loan amendment provides for a six-month interest-only repayment period. The loan obligation will be repaid over a 27-month period commencing on April 1, 2013. The loan obligation matures on June 15, 2015, at which time the remaining principal amount of $3.1 million, plus accrued interest and a final payment fee equal to 7% of the loan obligation will be due.

•
In connection with the September 2012 loan amendment, we issued to GECC unregistered stock purchase warrants, which entitles GECC to purchase up to an aggregate of 39,346 unregistered shares of XOMA common stock at an exercise price of $3.54 per share. These warrants are exercisable immediately and have a five-year term.

•	In October 2012, we completed an underwritten public offering of 13,333,333 shares of our common stock for gross proceeds of $40.0 million.

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

The consolidated financial statements include the accounts of XOMA and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

In addition, revenue related to certain research and development contracts is billed based on actual hours incurred by XOMA related to the contract, multiplied by full-time equivalent (“FTE”) rates plus a mark-up. The FTE rates are developed based on our best estimates of labor, materials and overhead costs. For certain contracts, such as our government contracts, the FTE rates are agreed upon at the beginning of the contract and are subject to review or audit by the contracting party at any time. Under our contracts with NIAID, a part of the NIH, we bill using NIH provisional rates and thus are subject to future audits at the discretion of NIAID’s contracting office. These audits can result in adjustments to previously reported revenue.

In 2011, the NIH conducted an audit of our actual data under two contracts for the period from January 1, 2007, through December 31, 2009, and developed final billing rates for this period. As a result, we retroactively applied these NIH rates to the invoices from this period which resulted in an increase in revenue of $3.4 million from the NIH, excluding $0.9 million billed to the NIH in 2010 resulting from our performance of a comparison of 2009 calculated costs incurred and costs billed to the government under provisional rates. Final rates were settled for one contract resulting in the recognition of revenue of $2.0 million in 2012. The remaining contract will be settled through negotiations with the NIH. This revenue has been deferred and will be recognized upon completion of negotiations with and approval by the NIH.

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

Income Taxes

We account for uncertain tax positions in accordance with Accounting Standards Codification Topic 740, Income Taxes ("ASC 740").  The application of income tax law and regulations is inherently complex.  Interpretations and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in our financial statements.

ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based upon the weight of available evidence, which includes our historical operating performance and carry-back potential, we have determined that total deferred tax assets should be fully offset by a valuation allowance.

Warrants

We have issued warrants to purchase shares of our common stock in connection with financing activities. We account for some of these warrants as a liability at fair value and others as equity at fair value. The fair value of the outstanding warrants is estimated using the Black-Scholes Model. The Black-Scholes Model requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. For the estimate of the expected term, we use the full remaining contractual term of the warrant. We base our estimate of expected volatility on our historical volatility.  The assumptions associated with contingent warrant liabilities are reviewed each reporting period and changes in the estimated fair value of these contingent warrant liabilities are recognized in other income (expense).

Results of Operations

Revenue

Total revenue in 2012 was $33.8 million, compared with $58.2 million in 2011 and $33.6 million in 2010 as shown in the table below (in thousands):

	Year ended December 31,			2011-2012	2010-2011
	2012	2011	2010	Increase (Decrease)	Increase (Decrease)
License and collaborative fees	$5,727	$17,991	$2,182	$(12,264)	$15,809
Contract and other revenue	26,852	40,037	27,174	(13,185)	12,863
Net product sales	1,044	-	-	1,044	-
Royalties	159	168	4,285	(9)	(4,117)
Total revenues	$33,782	$58,196	$33,641	$(24,414)	$24,555

License and Collaborative Fees

License and collaborative fee revenue includes fees and milestone payments related to the out-licensing of our products and technologies. License and collaborative fee revenue in 2012 was $5.7 million, compared with $18.0 million in 2011 and $2.2 million in 2010. The primary components of license and collaboration fee revenue in 2012 were $3.3 million in upfront fees and annual maintenance fees relating to various out-licensing arrangements, $1.4 million in revenue recognized related to the loan agreement with Servier, and $1.0 million recognized for six milestone payments.

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

The generation of future revenue related to license fees and collaborative arrangements is dependent on our ability to attract new licensees to our antibody and proprietary technologies and new collaboration partners. We expect a slight decrease in license and collaboration fee revenue in 2013 compared to 2012 levels.

Contract and Other Revenue

Contract and other revenue includes agreements where we provide contracted research and development services to our contract and collaboration partners, primarily Servier and NIAID. The following table shows the activity in contract and other revenue for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Year ended December 31,			2011-2012	2010-2011
	2012	2011	2010	Increase (Decrease)	Increase (Decrease)
Servier	$14,529	$19,348	$-	$(4,819)	$19,348
NIAID	11,191	18,781	21,414	(7,590)	(2,633)
Takeda	1,094	1,217	3,568	(123)	(2,351)
Other	38	691	2,192	(653)	(1,501)
Total revenues	$26,852	$40,037	$27,174	$(13,185)	$12,863

The 2012 decrease in contract revenue, as compared to 2011, was primarily due to decreased activity under NIAID Contract No. HHSN272200800028C (“NIAID 3”). This decrease of $12.0 million in NIAID 3 revenue was partially offset by the recognition of $2.0 million in revenue related to an adjustment to previously reported revenue from NIAID resulting from an audit by NIAID’s contracting office. This revenue, which was previously deferred, was recognized upon the completion of negotiations with and approval by the NIH in March 2012. Also partially offsetting the decreases in NIAID revenue was a $2.4 million increase in activity under Contract No. HHSN272201100031C (“NIAID 4”). The NIAID 4 contract was executed in October 2011. In addition, a reduction in CMC activity under the collaboration with Servier contributed to the decrease in contract and other revenue in 2012, as compared to 2011, partially offset by an increase in gevokizumab clinical development activity under the collaboration with Servier and the recognition of partial funding received from Servier for the FDC1 Phase 3 trial.

The 2011 increase in contract revenue, as compared to 2010, was primarily due to gevokizumab clinical development and CMC activity under the collaboration with Servier. Partially offsetting this increase were decreases in revenue from NIAID 3 due to decreased activity under the contract, our Takeda contracts as a result of the cessation of certain Takeda programs in 2010, and our SRI International subcontract awards due to the successful completion of the services we had agreed to perform in 2011.

Based on expected levels of revenue generating activity related to our Servier and NIAID contracts, we expect contract and other revenue in 2013 to be comparable to 2012 levels.

The following table shows the activity in deferred revenue for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year ended December 31,
	2012	2011	2010
Beginning deferred revenue	$13,234	$18,130	$5,008
Revenue deferred	5,881	12,673	15,949
Revenue recognized	(9,391)	(17,569)	(2,827)
Ending deferred revenue	$9,724	$13,234	$18,130

We defer revenue until all requirements under our revenue recognition policy are met. In 2012 and 2011, we deferred revenue from contracts including Servier, NIH and Takeda. In 2010, we deferred revenue from contracts including Servier, NIH, Takeda, Merck/Schering-Plough and AVEO.

We expect a significant portion of the $9.7 million in deferred revenue to be recognized in 2013 with the remainder to be earned during 2014 and 2015. Future amounts may be affected by additional consideration received, if any, under existing or any future licensing or other collaborative arrangements as well as changes in the estimated period of obligation or services to be provided under the arrangements.

Net Product Sales

We assumed product sales of ACEON in the first quarter of 2012. Net product sales, cost of sales, and product gross margin for the year ended December 31, 2012 were as follows (in thousands):

Year ended
December 31, 2012
Net product sales(1)	$1,044
Cost of sales(2)	$143
Product gross margin	86%

(1) Product sales are recorded net of allowances and accruals for prompt pay discounts, volume rebates, and product returns.
(2) Cost of sales includes raw materials, third-party manufacturing and distribution costs, and royalties payable to Servier for ACEON sales.

Royalties

Revenue from royalties was $0.2 million in 2012 compared with $0.2 million in 2011 and $4.3 million in 2010. The decrease in royalties in 2011 was primarily due to the sale of our CIMZIA® royalty interest for net proceeds of $3.7 million in the third quarter of 2010. Royalties earned from sales of CIMZIA® were $0.5 million in 2010. We will not receive any further royalties on sales of CIMZIA®.

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

Research and development expenses were $68.3 million in 2012, compared with $68.1 million in 2011 and $77.4 million in 2010. Clinical trial costs increased in 2012, as compared to 2011, however, this increase was offset by decreases in salaries and related personnel costs. The decrease in research and development expenses of $9.3 million in 2011, as compared to 2010, was primarily due to decreased spending on clinical trials.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $25.9 million in research and development salaries and employee-related expenses in 2012, compared with $34.3 million in 2011 and $29.7 million in 2010. Included in these expenses for 2012 were $20.8 million for salaries and benefits, $2.7 million for bonus expense and $2.4 million for stock-based compensation, which is a non-cash expense. The decrease of $8.4 million in 2012, as compared to 2011, was primarily due to a decrease in salaries and benefits of $6.9 million resulting from decreased headcount in manufacturing as result of the 2012 streamlining of operations, and a $1.3 million decrease in stock-based compensation.

Included in these expenses for 2011 were $27.7 million for salaries and benefits, $2.9 million for bonus expense and $3.7 million for stock-based compensation, which is a non-cash expense, compared with $24.1 million, $3.3 million and $2.3 million, respectively, in 2010. The $4.6 million increase in salaries and employee-related expenses in 2011, as compared to 2010, was primarily due to an increase in salaries and benefits of $3.6 million in connection with increased gevokizumab clinical development and CMC activity under the collaboration with Servier, and a $1.4 million increase in stock-based compensation.

Our research and development activities can be divided into earlier-stage programs and later-stage programs. Earlier-stage programs include molecular biology, process development, pilot-scale production and preclinical testing. Also included in earlier-stage programs are costs related to excess manufacturing capacity, which we expect will decrease in 2013 compared to 2012 due to our streamlining objective implemented in 2012 to utilize a contract manufacturing organization. Later-stage programs include clinical testing, regulatory affairs and manufacturing clinical supplies. The costs associated with these programs approximate the following (in thousands):

	Year ended December 31,
	2012	2011	2010
Earlier stage programs(1)	$33,170	$38,302	$44,251
Later stage programs(1)	35,154	29,835	33,162
Total	$68,324	$68,137	$77,413

(1)	Certain research and development segment reclassifications have been made to previously reported amounts to conform to the current year's presentation.

Our research and development activities also can be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements approximate the following (in thousands):

	Year ended December 31,
	2012	2011	2010
Internal projects(1)	$30,531	$24,440	$52,031
Collaborative and contract arrangements(1)	37,793	43,697	25,382
Total	$68,324	$68,137	$77,413

(1)	Certain research and development segment reclassifications have been made to previously reported amounts to conform to the current year's presentation.

In 2012, the program upon which we incurred the largest amount of expense (gevokizumab) accounted for more than 40% but less than 50% of our total research and development expenses, a second development program (NIAID) accounted for more than 20% but less than 30% of our total research and development expenses, and a third development program (XMet) accounted for more than 10% but less than 20% of our total research and development expenses. In 2011, each of the two programs upon which we incurred the largest amount of expense (gevokizumab and NIAID) accounted for more than 30% but less than 40% of our total research and development expenses. In 2010, the program upon which we incurred the largest amount of expense (gevokizumab) accounted for more than 40% but less than 50% of our total research and development expenses, and a second development program (NIAID) accounted for more than 30% but less than 40% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expense in 2012, 2011, and 2010.

We expect our research and development spending in 2013 will increase primarily due to our ongoing global Phase 3 clinical program for gevokizumab for the NIU indications, under our license and collaboration agreement with Servier, and our ongoing Phase 2 proof-of-concept program.

Future research and development spending also may be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. In 2012, selling, general and administrative expenses were $16.9 million compared with $24.0 million in 2011 and $23.3 million in 2010. The $7.1 million decrease in selling, general and administrative expenses in 2012 as compared with 2011 primarily was due to decreases in salaries and related personnel costs of $3.7 million in large part due to the one-time $1.3 million severance expense and a $0.7 million stock-based compensation charge incurred during the third quarter of 2011 in connection with the resignation of our former Chairman, Chief Executive Officer and President, and a decrease in other stock-based compensation of $1.5 million. Also contributing to these changes were decreases in legal costs and consulting fees of $1.8 million and $1.4 million, respectively.

The $0.7 million increase in selling, general and administrative expenses in 2011 as compared with 2010 primarily was due to an increase in salaries and related personnel costs of $2.8 million primarily due to the one-time $1.3 million severance expense and a $0.7 million stock-based compensation charge incurred during the third quarter of 2011 in connection with the resignation of our former Chairman, Chief Executive Officer and President, and an increase in other stock-based compensation of $0.8 million. Partially offsetting this increase were decreases in financing fees and legal costs of $1.0 million and $0.7 million, respectively.

We expect selling, general and administrative expenses in 2013 to be comparable to 2012 levels.

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

During the year ended December 31, 2012, in connection with this streamlining of operations, we recorded charges of $2.0 million, related to severance, other termination benefits and outplacement services. We do not expect to incur additional restructuring charges related to severance, other termination benefits and outplacement services.

In 2012, we vacated and subleased facilities that housed our large-scale manufacturing operations and associated quality functions. During the year ended December 31, 2012, we recorded charges of $0.6 million related to moving and other facility costs in connection with the exit of these buildings. We do not expect to incur any significant restructuring charges during 2013 in connection with lease payments for these buildings as these payments will be offset by future sublease income.

In the first half 2012, we performed an impairment analysis of property and equipment and leasehold improvements related to our manufacturing operations. Since the estimated undiscounted future cash inflows from a certain group of assets were less than the carrying value, we determined these assets were impaired and recorded a restructuring charge of $0.8 million. Further, we changed the useful life of certain property and equipment and leasehold improvements impacted by our plans to vacate two leased buildings. As a result, we recorded accelerated depreciation of $1.3 million as a restructuring charge. In the second half of 2012, we entered into an agreement for the sublease of the aforementioned buildings and sale of the property and equipment. We recorded an additional $0.4 million restructuring charge relating to the loss on sale of these assets. We do not expect to incur additional restructuring charges during 2013 related to the property and equipment and leasehold improvements.

Other Income (Expense)

Interest Expense

Interest expense and amortization of debt issuance costs and discounts are shown below for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year ended December 31,			2011-2012	2010-2011
	2012	2011	2010	Increase (Decrease)	Increase (Decrease)
Interest expense
Servier loan	$2,097	$2,087	$-	$10	$2,087
GECC term loan	1,850	-	-	1,850	-
Novartis note	397	341	354	56	(13)
Other	43	34	31	9	3
Total interest expense	$4,387	$2,462	$385	$1,925	$2,077

The increase of $1.9 million in interest expense in 2012 as compared to 2011 primarily was due to interest expense related to the loan with GECC, which was funded in December 2011 and amended in September 2012.

The increase of $2.1 million in interest expense in 2011 as compared to 2010 primarily was due to interest expense related to the loan with Servier, which was funded in January 2011.

Interest expense for 2013 is expected to increase slightly compared to 2012 due to the September 2012 amendment to the loan agreement with GECC, which increased our outstanding loan to GECC from $7.8 million to $12.5 million.

Other Expense

Other expense primarily consisted of unrealized and realized (losses) gains, and warrant modification expense. The following table shows the activity in other expense for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year ended December 31,			2011-2012	2010-2011
	2012	2011	2010	Increase (Decrease)	Increase (Decrease)
Other expense
Unrealized foreign exchange (loss) gain (1)	(329)	(457)	6	128	(463)
Realized foreign exchange gain (loss) (2)	6	554	(7)	(548)	561
Unrealized loss on foreign exchange options	(714)	(298)	-	(416)	(298)
Warrant modification expense (3)	-	-	(4,500)	-	4,500
Other	81	24	979	57	(955)
Total other expense	$(956)	$(177)	$(3,522)	$(779)	$3,345

(1) Unrealized foreign exchange loss for the years ended December 31, 2012 and 2011 primarily relates to the re-measurement of the €15 million Servier loan.
(2) Realized foreign exchange gain for the year ended December 31, 2011 primarily relates to the conversion into
U.S. dollars of the €15 million cash proceeds received from Servier in January of 2011.
(3) Represents the 2010 loss associated with $4.5 million paid to the holders of warrants issued in June of 2009, upon modification of the terms.

Revaluation of Contingent Warrant Liabilities

In March 2012, in connection with an underwritten offering, we issued five-year warrants to purchase 14,834,577 shares of XOMA’s common stock at an exercise price of $1.76 per share. These warrants contain provisions that are contingent on the remote occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date of such change in control. We believe the likelihood of a change in control prior to the expiration of the warrants is remote; however, due to these provisions, we are required to account for the warrants issued in March 2012 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At issuance, the fair value of the warrant liability was estimated to be $6.4 million using the Black-Scholes Model. We revalued the warrant liability at December 31, 2012, using the Black-Scholes Model, and recorded a fair value increase of $9.5 million for the year ended December 31, 2012, as a loss in the revaluation of contingent warrant liabilities line of our consolidated statements of comprehensive loss. We also reclassified $0.9 million from contingent warrant liabilities to equity on our consolidated balance sheets due to the exercise of warrants. As of December 31, 2012, 14,265,970 of these warrants were outstanding and had a fair value of $15.0 million. This increase in liability is primarily due to the excess of the market value of our common stock at December 31, 2012 compared to the warrant exercise price.

In February 2010, in connection with an underwritten offering, we issued five-year warrants to purchase 1,260,000 shares of XOMA’s common stock at an exercise price of $10.50 per share. These warrants contain provisions that are contingent on the remote occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. We believe the likelihood of a change in control prior to the expiration of the warrants is remote; however, due to these provisions, we are required to account for the warrants issued in February 2010 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At December 31, 2011, the fair value of the warrant liability was estimated to be $0.3 million using the Black-Scholes Model. At March 31, 2012, we changed our expected volatility assumption in the Black-Scholes Model from an estimate of volatility based on historical stock price volatility observed on XOMA’s underlying stock to a volatility estimate based on the volatility implied from warrants issued by XOMA in recent private placement transactions. We revalued the warrant liability at December 31, 2012, using the Black-Scholes Model, and recorded a fair value decrease of $0.3 million for the year ended December 31, 2012 as a gain in the revaluation of contingent warrant liabilities line of our consolidated statements of comprehensive loss. As of December 31, 2012, all of these warrants were outstanding.

In June 2009, we issued warrants to certain institutional investors as part of a registered direct offering. The warrants represent the right to acquire an aggregate of up to 347,826 shares of XOMA’s common stock over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share. These warrants contain provisions that are contingent on the remote occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. We believe the likelihood of a change in control prior to the expiration of the warrants is remote; however, due to these provisions, we are required to account for the warrants issued in June 2009 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' deficit) equity, or expiration of the warrants. At December 31, 2011, the fair value of the warrant liability was estimated to be $0.1 million using the Black-Scholes Model. At March 31, 2012, we changed our expected volatility assumption in the Black-Scholes Model from an estimate of volatility based on historical stock price volatility observed on XOMA’s underlying stock to a volatility estimate based on the volatility implied from warrants issued by XOMA in recent private placement transactions. We revalued the warrant liability at December 31, 2012, using the Black-Scholes Model, and recorded a fair value decrease of $0.1 million for the year ended December 31, 2012 as a gain in the revaluation of contingent warrant liabilities line of our consolidated statements of comprehensive loss. As of December 31, 2012, all of these warrants were outstanding.

The following table provides a summary of the changes in fair value of contingent warrant liabilities for the years ended December 31, 2012, 2011, and 2010 (in thousands):

Warrant Liabilities
Balance at December 31, 2010	$4,245
Net decrease in fair value of contingent warrant liabilities upon revaluation	(3,866)
Balance at December 31, 2011	379
Initial fair value of warrants issued in March 2012	6,390
Reclassification of contingent warrant liability to equity upon exercise of warrants	(940)
Net increase in fair value of contingent warrant liabilities upon revaluation	9,172
Balance at December 31, 2012	$15,001

Income Taxes

There was no material income tax expense for the years ended December 31, 2012, 2011, and 2010.  The income tax benefit in 2012 primarily relates to federal refundable credit true-up from prior years.

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

We have recorded cumulative gross deferred tax assets of $234.1 million and $240.1 million at December 31, 2012 and 2011, respectively, principally attributable to the timing of the deduction of certain expenses associated with certain research and development expenses, net operating loss and other carry-forwards. We also recorded corresponding valuation allowances of $234.1 million and $240.1 million at December 31, 2012 and 2011, respectively, to offset these deferred tax assets, as management cannot predict with reasonable certainty that the deferred tax assets to which the valuation allowances relate will be realized.

As of December 31, 2012, we had federal net operating loss carry-forwards (“NOLs”) of approximately $137.1 million, state net operating loss carry-forwards of approximately $134.9 million, and foreign net operating loss carry-forwards of approximately 772.3 million to offset future taxable income. We had no federal research and development tax credit carry-forwards as a result of the Section 382 annual limitation and state research and development tax credit carry-forwards of approximately $16.4 million.

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), we experienced ownership changes in 2009 and 2012 which substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year. We have excluded the NOLs and R&D credits that will expire as a result of the annual limitations in the deferred tax assets as of December 31, 2012. To the extent that we do not utilize our carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will expire unused.

We do not expect the unrecognized tax benefits to change significantly over the next twelve months. We will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of December 31, 2012, we have not accrued interest or penalties related to uncertain tax positions.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, our working capital and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	December 31,		2011-2012
	2012	2011	Change
Cash and cash equivalents	$45,345	$48,344	$(2,999)
Working Capital	$72,004	$42,064	$29,940

	Year ended December 31,			2011-2012	2010-2011
	2012	2011	2010	Change	Change

Net cash used in operating activities	$(40,765)	$(29,062)	$(52,537)	$(11,703)	$23,475
Net cash used in investing activities	(42,016)	(3,304)	(339)	(38,712)	(2,965)
Net cash provided by financing activities	79,782	43,979	66,271	35,803	(22,292)
Effect of exchange rate changes on cash	-	(573)	-	573	(573)
Net increase in cash and cash equivalents	$(2,999)	$11,040	$13,395	$(14,039)	$(2,355)

Working Capital

The increase in working capital in 2012 as compared to 2011 primarily was due to an aggregate increase of $37.0 million in cash, cash equivalents and short-term investments for the year ended December 31, 2012, as compared to the same period in 2011. This increase was primarily due to the March 2012 and October 2012 underwritten public offerings for aggregate gross proceeds of $79.2 million and loan proceeds of $4.7 million received in September 2012. These increases were partially offset by the 2011 receipt of loan proceeds for $20.1 million and a $15.0 million license fee received from Servier in 2011.

Cash Used in Operating Activities

Net cash used in operating activities was $40.8 million for the year ended December 31, 2012, compared with $29.1 million for the same period in 2011. The increase in net cash used in operating activities was primarily due to a $15.0 million license fee received in the first quarter of 2011 as consideration for the collaboration with Servier. This cash receipt in 2011 was partially offset by a $2.0 million increase in cash receipts in 2012 as a result of the timing under our collaboration agreement with Servier.

The $23.5 million decrease in net cash used in operating activities for the year ended December 31, 2011, as compared to the same period in 2010, was primarily related to the receipt of the $15.0 million license fee received in the first quarter of 2011 as consideration for the collaboration with Servier and a decrease in cash paid on clinical trials.

We expect net cash used in operating activities in 2013 to increase compared to 2012 levels due to increased spending on clinical trials.

Cash Used in Investing Activities

Net cash used in investing activities was $42.0 million for the year ended December 31, 2012, compared with $3.3 million and $0.3 million for the same periods in 2011 and 2010, respectively. Cash used in investing activities for the year ended December 31, 2012, consisted of purchases of short-term investments of $57.0 million and fixed asset purchases of $2.5 million, partially offset by $17.0 million in proceeds from maturities of short-term investments and $0.5 million in proceeds from the sale of fixed assets. Cash used in investing activities for the years ended December 31, 2011 and 2010, primarily consisted of fixed asset purchases.

Cash Provided by Financing Activities

Net cash provided by financing activities of $79.8 million for the year ended December 31, 2012, was primarily related to net proceeds received from the issuance of common stock of $77.5 million, including net proceeds of $37.0 million from the October 2012 underwritten public offering, net proceeds of $36.2 million from the March 2012 underwritten public offering, net proceeds of $3.2 million received from the issuance of common stock under the 2011 ATM Agreement, net proceeds of $1.0 million from the exercise of warrants issued as part of the March 2012 underwritten public offering, and net proceeds of $0.2 million from the exercise of outstanding options. Also contributing to net cash provided by financing activities was net loan proceeds of $4.4 million received from GECC, partially offset by $2.1 million principal payments on our loan with GECC.

Net cash provided by financing activities of $44.0 million for the year ended December 31, 2011, was primarily related to loan proceeds of $20.1 million received from Servier, issuance of shares of our common stock for $15.1 million under the 2010 and 2011 ATM agreements, and loan proceeds of $10.0 million received from GECC. The loan proceeds from GECC were partially offset by debt issuance costs of $1.3 million.

Net cash provided by financing activities of $66.3 million for the year ended December 31, 2010, was primarily related to proceeds received from the issuance of shares of our common stock of $70.8 million, including net proceeds of $19.2 million from an underwritten offering in February 2010, $13.9 million from our common share purchase agreement with Azimuth in August 2010, and $37.7 million under the 2009 and 2010 ATM agreements, partially offset by $4.5 million paid to the holders of warrants issued in June 2009 upon modification of the terms.

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

Registered Direct Offerings

In June of 2009, we entered into a definitive agreement with certain institutional investors to sell 695,652 units, with each unit consisting of one share of our common stock and a warrant to purchase 0.50 of a share of our common stock, for gross proceeds of approximately $12.0 million, before deducting placement agent fees and estimated offering expenses of $0.8 million, in a second registered direct offering. In February of 2010, the holders of these warrants agreed to amend the terms of their warrants to remove the Eliminated Adjustment Provisions and we made a cash payment of $4.5 million to these warrant holders, which was recorded in other income (expense). As of December 31, 2012, all of these warrants were outstanding.

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

In the third quarter of 2010, we entered into the 2010 ATM Agreement, with Wm Smith and MLV (the “Agents”), under which we could sell shares of our common stock from time to time through the Agents, as our agents for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-148342) filed with the Securities and Exchange Commission (the “SEC”) on December 26, 2007, and declared effective by the SEC on May 29, 2008. The Agents could sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker. The Agents could also sell the shares in privately negotiated transactions, subject to our prior approval. From the inception of the 2010 ATM Agreement through May of 2011, we sold a total of 7,560,862 shares of our common stock under this agreement for aggregate gross proceeds of $34.0 million, including 821,386 shares sold in 2011 for aggregate gross proceeds of $4.4 million. Total offering expenses incurred related to sales under the 2010 ATM Agreement from inception to May of 2011 were $1.0 million, including $0.1 million incurred in 2011. In May of 2011, 2010 ATM Agreement expired by its terms, and there will be no further issuances under this facility.

On February 4, 2011, we entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”), with McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”), under which we may sell shares of our common stock from time to time through MLV, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011, and amended on March 10, 2011, June 3, 2011, and January 3, 2012, which was most recently declared effective by the SEC on January 17, 2012.  MLV may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker.  MLV also may sell the shares in privately negotiated transactions, subject to our prior approval.  We will pay MLV a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2011 ATM Agreement.  From the inception of the 2011 ATM Agreement through December 31, 2012, we sold a total of 7,572,327 shares of common stock under this agreement for aggregate gross proceeds of $14.6 million.  No shares of common stock have been sold under this agreement since February 3, 2012. Total offering expenses incurred related to sales under the 2011 ATM Agreement from inception to December 31, 2012, were $0.5 million.

Underwritten Offerings

In February 2010, we completed an underwritten offering of 2.8 million units, with each unit consisting of one shares of our common stock and a warrant to purchase 0.45 of a share of our common stock, for gross proceeds of approximately $21.0 million, before deducting underwriting discounts and commissions and estimated offering expenses of $1.7 million.  The warrants, which represent the right to acquire an aggregate of up to 1.26 million shares of our common stock, are exercisable beginning six months and one day after issuance and have a five-year term and an exercise price of $10.50 per share. As of December 31, 2012, all of these warrants were outstanding.

On March 9, 2012, we completed an underwritten public offering of 29,669,154 shares of our common stock, and accompanying warrants to purchase one half of a share of common stock for each share purchased, at a public offering price of $1.32 per share. Total gross proceeds from the offering were approximately $39.2 million, before deducting underwriting discounts and commissions and offering expenses totaling approximately $3.0 million. The warrants, which represent the right to acquire an aggregate of up to 14,834,577 shares of common stock, are exercisable immediately and have a five-year term and an exercise price of $1.76 per share. As of December 31, 2012, 14,265,970 of these warrants were outstanding.

On October 29, 2012, we completed an underwritten public offering of 13,333,333 shares of our common stock, at a public offering price of $3.00 per share. In addition, we have granted the underwriters a 30-day option to purchase up to an additional 1,999,999 shares of common stock on the same terms and conditions, solely to cover over-allotments, if any. Total gross proceeds from the offering were approximately $40.0 million, before deducting underwriting discounts and commissions and offering expenses totaling approximately $3.0 million.

Servier Loan

In December 2010, we entered into a loan agreement with Servier (the “Servier Loan Agreement”), which provided for an advance of up to €15.0 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million at the date of funding. The loan is secured by an interest in XOMA’s intellectual property rights to all gevokizumab indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and is subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period was 3.22%. The interest rate was reset to 3.83% for the six-month period from July 2011 through January 2012, 3.54% for the six-month period from January 2012 through July 2012, 2.80% for the six-month period from July 2012 through January 2013 and 2.33% for the six-month period from January 2013 through July 2013. Interest is payable semi-annually; however, the Servier Loan Agreement provides for a deferral of interest payments over a period specified in the agreement. During the deferral period, accrued interest will be added to the outstanding principal amount for the purpose of interest calculation for the next six-month interest period. On the repayment commencement date, all unpaid and accrued interest shall be paid to Servier, and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. The loan matures in 2016; however, after a specified period prior to final maturity, the loan is to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments we receive from any third-party collaboration or development partner for rights to gevokizumab in the U.S. and/or Japan. In addition, the loan becomes immediately due and payable upon certain customary events of default. At December 31, 2012, the outstanding principal balance under this loan was $19.8 million using the December 31, 2012 Euro to US Dollar exchange rate of 1.3215.

GECC Term Loan

In December 2011, we entered into a loan agreement (the “GECC Loan Agreement”) with GECC, under which GECC agreed to make a term loan in an aggregate principal amount of $10 million (the “Term Loan”) to us, and upon execution of the GECC Loan Agreement, GECC funded the Term Loan. As security for our obligations under the GECC Loan Agreement, we granted a security interest in substantially all of our existing and after-acquired assets, excluding our intellectual property assets (such as those relating to our gevokizumab and anti-botulism products). The Term Loan accrued interest at a fixed rate of 11.71% per annum and was to be repaid over a period of 42 consecutive equal monthly installments of principal and accrued interest and was due and payable in full on June 15, 2015. We incurred debt issuance costs of approximately $1.3 million in connection with the Term Loan and were required to pay a final payment fee equal to $500,000 on the maturity date, or such earlier date as the Term Loan is paid in full.

In connection with the GECC Loan Agreement, we issued to GECC unregistered warrants that entitle GECC to purchase up to an aggregate of 263,158 unregistered shares of XOMA common stock at an exercise price equal to $1.14 per share. These warrants are exercisable immediately and have a five-year term.

In September 2012, we entered into an amendment to the GECC Loan Agreement providing for an additional term loan in the amount of $4.6 million, increasing the term loan obligation to $12.5 million (the “Amended Term Loan”) and providing for an interest-only monthly repayment period following the effective date of the amendment through March 1, 2013, at a stated interest rate of 10.9% per annum. Thereafter, we are obligated to make monthly principal payments of $347,222, plus accrued interest, over a 27-month period commencing on April 1, 2013, and through June 15, 2015, at which time the remaining outstanding principal amount of $3.1 million, plus accrued interest, is due.  We incurred debt issuance costs of approximately $0.2 million and are required to make a final payment fee in the amount of $875,000 on the date upon which the outstanding principal amount is required to be repaid in full.  This final payment fee replaced the original final payment fee of $500,000.

In connection with the amendment, on September 27, 2012, we issued to GECC unregistered stock purchase warrants, which entitle GECC to purchase up to an aggregate of 39,346 shares of XOMA common stock at an exercise price equal to $3.54 per share. These warrants are exercisable immediately and have a five-year term.

At December 31, 2012, the outstanding principal balance under the Amended Term Loan was $12.5 million.

Proceeds received during the years 2012, 2011, and 2010 are being used to continue development of our gevokizumab product candidate and for other working capital and general corporate purposes.

*           *           *

We have incurred significant operating losses and negative cash flows from operations since our inception. At December 31, 2012, we had cash, cash equivalents, and short-term investments of $85.3 million. During 2013, we expect to continue using our cash, cash equivalents and short-term investments to fund ongoing operations. Additional licensing, antibody discovery and development collaboration agreements, government funding and financing arrangements may positively impact our cash balances. Based on our cash reserves and anticipated spending levels, revenue from collaborations including the gevokizumab license and collaboration agreement with Servier, funding from the GECC Loan Agreement, our March 2012 public offering, our recent October 2012 public offering, biodefense contracts and licensing transactions and other sources of funding that we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs into late 2014. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period.  If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms.

Commitments and Contingencies

Schedule of Contractual Obligations

Payments by period due under contractual obligations at December 31, 2012, are as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases (1)	$3,457	$2,662	$795	$-	$-
Debt Obligations(2)
Principal	46,754	3,472	23,459	19,823	-
Interest	6,954	1,237	5,704	13	-
Total	$57,165	$7,371	$29,958	$19,836	$-

(1) Operating leases are net of sublease income of $0.9 million.
(2) See Item 7A: Quantitative and Qualitative Disclosures about Market Risk and Note 7: Long-Term Debt and Other Arrangements to the accompanying consolidated financial statements for further discussion of our debt obligation.

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

Recent Accounting Pronouncements

In May 2011, Accounting Standards Codification Topic 820, Fair Value Measurement was amended to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and international financial reporting standards. The Company adopted this guidance as of January 1, 2012, on a retrospective basis and this adoption did not have a material effect on the Company’s consolidated financial statements.

In June 2011, Accounting Standards Codification Topic 220, Comprehensive Income was amended to increase the prominence of items reported in other comprehensive income. Accordingly, a company can present all nonowner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this guidance as of January 1, 2012, on a retrospective basis and this adoption did not have a material effect on the Company’s consolidated financial statements.

Off Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our loan facilities. By policy, we make our investments in high quality debt securities, limit the amount of credit exposure to any one non-U.S. Treasury issuer, and limit duration by restricting the term of the instrument. We generally hold investments to maturity, with a weighted average portfolio period of less than twelve months. However, if the need arose to liquidate such securities before maturity, we may experience losses on liquidation.

We hold interest-bearing instruments that are classified as cash, cash equivalents and short-term investments. Fluctuations in interest rates can affect the principal values and yields of fixed income investments. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed income investments could lose value.

The following table presents the amounts and related weighted average interest rates of our cash, cash equivalents, and short-term investments at December 31, 2012 and 2011 (in thousands, except interest rate):

	Maturity	Carrying Amount (in thousands)	Fair Value (in thousands)	Weighted Average Interest Rate
December 31, 2012
Cash, cash equivalents, and short-term investments	Daily to 90 days	$85,332	$85,332	0.06%

December 31, 2011
Cash and cash equivalents	Daily to 90 days	$48,344	$48,344	0.25%

As of December 31, 2012, we have an outstanding principal balance on our note with Novartis of $14.4 million, which is due in 2015. The interest rate on this note is charged at a rate of USD six-month LIBOR plus 2%, which was 2.51% at December 31, 2012. No further borrowing is available under this note.

As of December 31, 2012, we have an outstanding principal balance on our loan with Servier of €15.0 million, which converts to approximately $19.8 million at December 31, 2012. The interest rate on this loan is charged at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate for the initial interest period was 3.22%. The interest rate was reset to 3.83% for the six-month period from July 2011 through January 2012, 3.54% for the six-month period from January 2012 through July 2012, 2.80% for the six-month period from July 2012 through January 2013 and 2.33% for the six-month period from January 2013 through July 2013. No further borrowing is available under this loan.

As of December 31, 2012, we have an outstanding principal balance on our loan with GECC of $12.5 million, which is to be repaid with monthly principal payments of $347,222, plus accrued interest, over a 27-month period commencing on April 1, 2013, and through June 15, 2015, at which time the remaining outstanding principal amount of $3.1 million, plus accrued interest, is due. The loan accrues interest at a fixed rate of 10.90% per annum. No further borrowing is available under this loan.

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

Foreign Currency Risk

We hold debt, incur expenses, and may be owed milestones denominated in foreign currencies. The amount of debt owed, expenses incurred, or milestones owed to us will be impacted by fluctuations in these foreign currencies. When the U.S. Dollar weakens against foreign currencies, the U.S. Dollar value of the foreign-currency denominated debt, expense, and milestones increases, and when the U.S. Dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated debt, expense, and milestones decreases. Consequently, changes in exchange rates will affect the amount we are required to repay on our €15.0 million loan from Servier and may affect our results of operations. We estimate that a hypothetical 0.01 change the Euro to USD exchange rate could increase or decrease our unrealized gains or losses by approximately $0.1 million.

Our loan from Servier was fully funded in January 2011, with the proceeds converting to approximately $19.5 million using the January 13, 2011 Euro to U.S. dollar exchange rate of 1.3020.  At December 31, 2012, the €15.0 million outstanding principal balance under the Servier Loan Agreement would have equaled approximately $19.8 million using the December 31, 2012 Euro to USD exchange rate of 1.3215. In May 2011, in order to manage our foreign currency exposure relating to our principal and interest payments on our loan from Servier, we entered into two foreign exchange option contracts to buy €1.5 million and €15.0 million in January 2014 and January 2016, respectively. Upfront premiums paid on these foreign exchange option contracts totaled $1.5 million and they had an aggregate fair value of $0.5 million at December 31, 2012. Our use of derivative financial instruments represents risk management; we do not enter into derivative financial contracts for trading purposes.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements of the registrant, related notes and report of independent registered public accounting firm are set forth beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President, Finance, Chief Financial Officer and Secretary, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Vice President, Finance, Chief Financial Officer and Secretary, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Vice President, Finance, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal controls over financial reporting during 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial accounting.

Management’s Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and our Vice President, Finance, Chief Financial Officer and Secretary, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-159f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on the Company’s internal control over financial reporting follows.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and our Vice President, Finance, Chief Financial Officer and Secretary, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of XOMA Corporation:

We have audited XOMA Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). XOMA Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, XOMA Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of XOMA Corporation as of December 31, 2012 and 2011 and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 12, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Francisco, California
March 12, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Corporate Governance

Certain information regarding our executive officers required by this Item is set forth as a Supplementary Item at the end of Part I of this Form 10-K (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be included in the Company’s proxy statement for the 2013 Annual General Meeting of Stockholders (“2013 Proxy Statement”), under the sections labeled “Item 1—Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, and is incorporated herein by reference.  The 2013 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Code of Ethics

The Company’s Code of Ethics applies to all employees, officers and directors including the Chief Executive Officer (principal executive officer) and the Vice President, Finance, Chief Financial Officer and Secretary (principal financial and principal accounting officer) and is posted on the Company’s website at www.xoma.com. We intend to satisfy the applicable disclosure requirements regarding amendments to, or waivers from, provisions of our Code of Ethics by posting such information on our website.

Item 11.	Executive Compensation

Information required by this Item will be included in the sections labeled “Compensation of Executive Officers”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards as of December 31, 2012”, “Option Exercises and Shares Vested”, “Pension Benefits”, “Non-Qualified Deferred Compensation” and “Compensation of Directors” appearing in our 2013 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will be included in the sections labeled “Stock Ownership” and “Equity Compensation Plan Information” appearing in our 2013 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will be included in the section labeled “Transactions with Related Persons” appearing in our 2013 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item will be included in the section labeled “Item 2—Appointment of Independent Registered Public Accounting Firm” appearing in our 2013 Proxy Statement, and is incorporated herein by reference.

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

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March 2013.

XOMA CORPORATION

By:	/s/ JOHN VARIAN
John Varian
Chief Executive Officer and Director

 POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Varian and Fred Kurland, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Varian	Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2013
(John Varian)

/s/ Fred Kurland	Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Principal Accounting Officer)	March 12, 2013
(Fred Kurland)

/s/ Patrick J. Scannon	Executive Vice President and Chief Scientific Officer and Director	March 12, 2013
(Patrick J. Scannon)

/s/ W. Denman Van Ness	Chairman of the Board of Directors	March 12, 2013
(W. Denman Van Ness)

/s/ William K. Bowes, Jr.	Director	March 12, 2013
(William K. Bowes, Jr.)

/s/ Peter Barton Hutt	Director	March 12, 2013
(Peter Barton Hutt)

/s/ Timothy P. Walbert	Director	March 12, 2013
(Timothy P. Walbert)

/s/ Jack L. Wyszomierski	Director	March 12, 2013
(Jack L. Wyszomierski)

/s/ Kelvin M. Neu	Director	March 12, 2013
(Kelvin M. Neu)

/s/ Joseph M. Limber	Director	March 12, 2013
(Joseph M. Limber)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of XOMA Corporation:

We have audited the accompanying consolidated balance sheets of XOMA Corporation as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of XOMA Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XOMA Corporation at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), XOMA Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Francisco, California
March 12, 2013

XOMA Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$45,345	$48,344
Short-term investments	39,987	-
Trade and other receivables, net	8,249	12,332
Prepaid expenses and other current assets	2,256	2,019
Total current assets	95,837	62,695
Property and equipment, net	8,143	12,709
Other assets	1,696	2,632
Total assets	$105,676	$78,036

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,867	$2,128
Accrued and other liabilities	13,166	10,012
Deferred revenue	3,409	5,695
Interest bearing obligation – current	3,391	2,796
Total current liabilities	23,833	20,631
Deferred revenue – long-term	6,315	7,539
Interest bearing obligations – long-term	37,653	33,524
Contingent warrant liabilities	15,001	379
Other liabilities - long-term	1,407	952
Total liabilities	84,209	63,025

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.05 par value, 1,000,000 shares authorized
Common stock, $0.0075 par value, 138,666,666 shares authorized, 82,447,274 and 35,107,007 shares outstanding at December 31, 2012 and 2011, respectively	615	263
Additional paid-in capital	977,962	900,801
Accumulated comprehensive income	8	-
Accumulated deficit	(957,118)	(886,053)
Total stockholders’ equity	21,467	15,011
Total liabilities and stockholders’ equity	$105,676	$78,036

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
License and collaborative fees	$5,727	$17,991	$2,182
Contract and other	26,852	40,037	27,174
Net product sales	1,044	-	-
Royalties	159	168	4,285
Total revenues	33,782	58,196	33,641

Operating expenses:
Research and development	68,324	68,137	77,413
Selling, general and administrative	16,865	24,014	23,250
Restructuring	5,074	-	82
Cost of sales	143	-	-
Total operating expenses	90,406	92,151	100,745

Loss from operations	(56,624)	(33,955)	(67,104)

Other income (expense):
Interest expense	(4,387)	(2,462)	(385)
Other expense	(956)	(177)	(3,523)
Revaluation of contingent warrant liabilities	(9,172)	3,866	2,283
Net loss before taxes	(71,139)	(32,728)	(68,729)

Provision for income tax benefit (expense)	74	(15)	(27)

Net loss	$(71,065)	$(32,743)	$(68,756)

Basic and diluted net loss per share of common stock	$(1.10)	$(1.04)	$(3.69)

Shares used in computing basic and diluted net loss per share of common stock	64,629	31,590	18,613

Comprehensive loss:
Net unrealized gains on available-for-sale securities	8	-	-
Comprehensive loss	$(71,057)	$(32,743)	$(68,756)

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Paid-In	Accumulated Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2009	3	$1	13,536	$101	$801,978	$-	$(784,554)	$17,526
Exercise of stock options, contributions to 401(k) and incentive plans	─	─	94	1	945	─	─	946
Stock-based compensation expense	─	─	─	─	4,913	─	─	4,913
Sale of shares of common stock	─	─	14,469	109	66,232	─	─	66,341
Exercise of warrants	─	─	392	3	2,618	─	─	2,621
Comprehensive loss:
Net loss	─	─	─	─	─	─	(68,756)	(68,756)
Comprehensive loss	─	─	─	─	─	─	─	(68,756)
Balance, December 31, 2010	3	1	28,491	214	876,686	-	(853,310)	23,591
Exercise of stock options, contributions to 401(k) and incentive plans	─	─	253	2	1,099	─	─	1,101
Stock-based compensation expense	─	─	─	─	7,759	─	─	7,759
Sale of shares of common stock	─	─	6,108	45	15,043	─	─	15,088
Conversion of Series B convertible preferred stock	(3)	(1)	255	2	(1)	─	─	-
Issuance of warrants	─	─	─	─	215	─	─	215
Comprehensive loss:
Net loss	─	─	─	─	─	─	(32,743)	(32,743)
Comprehensive loss	─	─	─	─	─	─	─	(32,743)
Balance, December 31, 2011	-	-	35,107	263	900,801	-	(886,053)	15,011
Exercise of stock options, contributions to 401(k) and incentive plans	─	─	1,089	8	1,323	─	─	1,331
Release of restricted stock units	─	─	397	─	─	─	─	─
Stock-based compensation expense	─	─	─	─	4,284	─	─	4,284
Sale of shares of common stock	─	─	45,288	340	75,960	─	─	76,300
Issuance of warrants	─	─	─	─	(6,335)	─	─	(6,335)
Exercise of warrants	─	─	566	4	1,929	─	─	1,933
Comprehensive loss	─	─	─	─	─	8	(71,065)	(71,057)
Balance, December 31, 2012	-	$-	82,447	$615	$977,962	$8	$(957,118)	$21,467

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(71,065)	$(32,743)	$(68,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,124	5,357	5,721
Common stock contribution to 401(k)	1,134	1,046	905
Stock-based compensation expense	4,284	7,759	4,913
Accrued interest on interest bearing obligations	1,186	1,023	353
Revaluation of contingent warrant liabilities	9,172	(3,866)	(2,283)
Restructuring charge related to long-lived assets	2,460	-	-
Amortization of debt discount, final payment fee on debt, and debt issuance costs	1,958	1,360	-
Unrealized loss on foreign currency exchange	295	513	-
Unrealized loss on foreign exchange options	714	298	-
Warrant modification expense	-	-	4,500
Other non-cash adjustments	18	107	19
Changes in assets and liabilities:
Trade and other receivables, net	4,064	8,532	(13,633)
Prepaid expenses and other assets	(158)	(2,469)	199
Accounts payable and accrued liabilities	4,485	(2,144)	2,650
Deferred revenue	(3,511)	(13,794)	13,122
Other liabilities	75	(41)	(247)
Net cash used in operating activities	(40,765)	(29,062)	(52,537)

Cash flows from investing activities:
Purchase of investments	(56,970)	-	-
Proceeds from maturities of investments	17,000	-	-
Purchase of property and equipment	(2,509)	(3,304)	(339)
Proceeds from sale of property and equipment	463	-	-
Net used in investing activities	(42,016)	(3,304)	(339)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	77,491	15,143	70,771
Proceeds from issuance of long-term debt, net of issuance costs	4,434	28,836	-
Principal payments of debt	(2,143)	-	-
Payment for modification of warrants	-	-	(4,500)
Net cash provided by financing activities	79,782	43,979	66,271

Effect of exchange rate changes on cash	-	(573)	-

Net increase in cash and cash equivalents	(2,999)	11,040	13,395
Cash and cash equivalents at the beginning of the year	48,344	37,304	23,909
Cash and cash equivalents at the end of the year	$45,345	$48,344	$37,304

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$1,035	$7	$-
Income taxes	$-	$15	$16
Non-cash investing and financing activities:
Discount on long-term debt	$(55)	$(9,114)	$-
Issuance of contingent warrant liabilities, net of extinguishments	$5,450	$-	$1,767
Interest added to principal balances on long-term debt	$1,160	$669	$353

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

XOMA Corporation (“XOMA” or the “Company”), a Delaware corporation combines a portfolio of late-stage clinical programs and research activities to develop innovative therapeutic antibodies with its recently launched commercial operations. The Company’s products are presently in various stages of development and most are subject to regulatory approval before they can be commercially launched.

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

Reclassifications

Certain reclassifications of prior period amounts have been made to the financial statements and accompanying notes to conform to the current period presentation. Prior period presentation of contingent warrant liabilities has been reclassified from current liabilities to long-term liabilities based on the contingent nature of these obligations. These contingent warrant liabilities represent a conditional obligation of the Company to repurchase certain warrants for cash in the event of a change in control. In addition, gain or loss on revaluation of the contingent warrant liabilities included in the other income (expense) line of the consolidated statements of comprehensive loss in the prior period has been reclassified to the revaluation of contingent warrant liabilities line of the consolidated statements of comprehensive loss. These reclassifications had no impact on the Company’s previously reported net loss or cash flows.

Long-lived Assets

The Company reviews the carrying values and depreciation estimates of its long-lived assets whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the estimated future net cash flows expected to result from the use of an asset is less than its carrying amount. Long-lived assets include property and equipment and building and leasehold improvements. During 2012, the Company recorded accelerated depreciation of $1.3 million and an impairment loss of $0.8 million on long-lived assets in connection with the Company’s 2012 streamlining plan. See Note 5: Streamlining and Restructuring Charges for additional disclosure on the 2012 streamlining plan.

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

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Product Sales

Revenue from net product sale are generally recorded in the periods these product sales are earned, in advance of collection. The product sale revenue and receivables in these instances is based upon communication with the distribution customers. Product sales are recorded net of allowances and accruals for prompt pay discounts, volume rebates, and product returns.

Royalty Revenue

Royalty revenue and royalty receivables are generally recorded in the periods these royalties are earned, in advance of collection. The royalty revenue and receivables in these instances is based upon communication with collaborative partners or licensees, historical information and forecasted sales trends.

Research and Development Expenses

The Company expenses research and development costs as incurred. Research and development expenses consist of direct costs such as salaries and related personnel costs, and material and supply costs, and research-related allocated overhead costs, such as facilities costs. In addition, research and development expenses include costs related to clinical trials. Expenses resulting from clinical trials are recorded when incurred based, in part on estimates as to the status of the various trials. From time to time, research and development expenses may include up-front fees and milestones paid to collaborative partners for the purchase of rights to in-process research and development. Such amounts are expensed as incurred.

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

Property and Equipment and Long-Lived Assets

Property and equipment is stated at cost less depreciation. Equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets (three to seven years). Leasehold improvements, buildings and building improvements are depreciated using the straight-line method over the shorter of the lease terms or the useful lives (one to fifteen years).

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets in the future are less than the carrying amounts of those assets.

Warrants

The Company has issued warrants to purchase shares of its common stock in connection with financing activities. The Company accounts for some of these warrants as a liability at fair value and others as equity at fair value. The fair value of the outstanding warrants is estimated using the Black-Scholes Model. The Black-Scholes Model requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. For the estimate of the expected term, the Company uses the full remaining contractual term of the warrant. At March 31, 2012, the Company changed its expected volatility assumption in the Black-Scholes Model from an estimate of volatility based on historical stock price volatility observed on XOMA’s underlying stock to a volatility estimate based on the volatility implied from warrants issued by XOMA in recent private placement transactions. A market-based volatility rate was determined to be a more precise indicator for the fair value calculation of the Company’s warrants.  The assumptions associated with contingent warrant liabilities are reviewed each reporting period and changes in the estimated fair value of these contingent warrant liabilities are recognized in other income (expense).

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification Topic 740, Income Taxes ("ASC 740"). The application of income tax law and regulations are inherently complex.

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

Potentially dilutive securities are excluded from the calculation of loss per share if their inclusion is anti-dilutive. The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	December 31,
	2012	2011	2010
Options for common stock	5,603	3,890	2,180
Convertible preferred stock	-	67	254
Warrants for common stock	13,830	1,609	1,535
Total	19,433	5,566	3,969

For the years ended December 31, 2012, 2011, and 2010, all outstanding common stock equivalents were considered anti-dilutive and therefore the calculations of basic and diluted net loss per share are the same.

3.	Consolidated Financial Statement Detail

Cash and Cash Equivalents

At December 31, 2012, cash equivalents consisted of demand deposits of $7.8 million and money market funds of $37.5 million with maturities of less than 90 days at the date of purchase. At December 31, 2011, cash equivalents consisted of demand deposits of $21.1 million and money market funds of $27.2 million with maturities of less than 90 days at the date of purchase.

Short-term Investments

At December 31, 2012, short-term investments consisted of U.S. treasury securities of $40.0 million with maturities of greater than 90 days and less than one year from the date of purchase. At December 31, 2011, the Company did not have short-term investments.

Foreign Exchange Options

The Company holds debt and may incur revenue and expenses denominated in foreign currencies, which exposes it to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and the Euro. The Company is required in the future to make principal and accrued interest payments in Euros on its €15.0 million loan from Les Laboratoires Servier (“Servier”) (See Note 7: Long-Term Debt and Other Arrangements). In order to manage its foreign currency exposure related to these payments, in May 2011, the Company entered into two foreign exchange option contracts to buy €1.5 million and €15.0 million in January 2014 and January 2016, respectively. By having these option contracts in place, the Company’s foreign exchange rate risk is reduced if the U.S. dollar weakens against the Euro. However, if the U.S. dollar strengthens against the Euro, the Company is not required to exercise these options, but will not receive any refund on premiums paid.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upfront premiums paid on these foreign exchange option contracts totaled $1.5 million. The fair values of these option contracts are revalued at each reporting period and are estimated based on pricing models using readily observable inputs from actively quoted markets. The fair values of these option contracts are included in other assets on the consolidated balance sheet and changes in fair value on these contracts are included in other income (expense) on the consolidated statements of comprehensive loss.

The foreign exchange options were revalued at December 31, 2012 and had an aggregate fair value of $0.5 million. The Company recognized losses of $0.7 million and $0.3 million related to the revaluation for the years ended December 31, 2012 and 2011, respectively.

Receivables

Receivables consisted of the following at December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Trade receivables, net	$7,477	$11,820
Other receivables	772	512
Total	$8,249	$12,332

Property and Equipment

Property and equipment consisted of the following at December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Equipment and furniture	$25,734	$33,483
Buildings, leasehold and building improvements	21,656	21,490
Construction-in-progress	1,832	973
Land	310	310
	49,532	56,256
Less: Accumulated depreciation and amortization	(41,389)	(43,547)
Property and equipment, net	$8,143	$12,709

Depreciation and amortization expense was $4.1 million, $5.4 million and $5.7 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Accrued clinical trial costs	$4,702	$140
Accrued management incentive compensation	3,978	4,096
Accrued payroll and other benefits	2,461	3,007
Accrued severance payments	490	1,207
Other	1,535	1,562
Total	$13,166	$10,012

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Revenue

In 2012, the Company deferred $5.9 million of revenue from contracts including Servier and NIH and recognized $9.4 million in revenue. In 2011, the Company deferred $12.7 million of revenue from contracts including Servier, NIH and Takeda Pharmaceutical Company Limited (“Takeda”) and recognized $17.6 million in revenue.

4.	Collaborative, Licensing and Other Arrangements

Collaborative and Other Agreements

Servier

In December 2010, the Company entered into a license and collaboration agreement with Servier, to jointly develop and commercialize gevokizumab (formerly referred to as XOMA 052) in multiple indications, which provided for a non-refundable upfront payment of $15.0 million that was received by the Company in January 2011. The upfront payment was recognized over the eight month period that the initial group of deliverables were provided to Servier. The Company recognized $14.9 million in revenue relating to this upfront payment during the year ended December 31, 2011. In addition, the Company received a loan of €15.0 million, which was fully funded in January 2011, with the proceeds converting to $19.5 million at the date of funding. See Note 7: Long-Term Debt and Other Arrangements. Also, the Company retains development and commercialization rights in the U.S. and Japan for all indications except cardiovascular disease and diabetes, and an option to reacquire rights to cardiovascular disease and diabetes indications from Servier in those territories. Servier will fully fund activities to advance the global clinical development and future commercialization of gevokizumab in cardiovascular related diseases and diabetes, as well as the first $50.0 million of future gevokizumab global clinical development and chemistry and manufacturing controls expenses and 50% of further expenses for the Behçet’s uveitis indication. For the years ended December 31, 2012 and 2011, the Company recorded revenue of $14.5 million and $34.2 million, respectively, under this agreement, which included the revenue recognized in 2011 relating to the upfront payment.

Under the agreement, the Company is eligible to receive a combination of Euro and USD-denominated, development and sales milestones for multiple indications aggregating to a potential maximum of approximately $470 million converted using the December 31, 2012 Euro to US Dollar (“USD”) exchange rate (the “12/31/12 Exchange Rate of 1.3215”) if XOMA reacquires cardiovascular and/or diabetes rights in the U.S. and Japan. If XOMA does not reacquire these rights, then the milestone payments aggregate to a potential maximum of approximately $810 million converted using the 12/31/12 Exchange Rate of 1.3215. Servier’s obligation to pay development and commercialization milestones will continue for so long as Servier is developing or selling products under the agreement.

The Company is also eligible to receive royalties on gevokizumab sales, which are tiered based on sales levels and range from a mid-single digit to up to a mid-teens percentage rate. The Company’s right to royalties with respect to a particular product and country will continue for so long as such product is sold in such country.

NIAID

In July 2006, the Company was awarded a $16.3 million contract to produce monoclonal antibodies for the treatment of botulism to protect United States citizens against the harmful effects of botulinum neurotoxins used in bioterrorism. The contract work was performed on a cost plus fixed fee basis. The original contract was for a three-year period, however the contract was extended into 2010. The Company recognizing revenue as the services are performed on a proportional performance basis. This work was complete in the third quarter of 2010. In 2011, the NIH conducted an audit of the Company’s actual data for period from January 1, 2007 through December 31, 2009 and developed final billing rates for this period. As a result, the Company retroactively applied these NIH rates to the invoices from this period resulting in an increase in revenue of $2.0 million from the NIH. Final rates were settled in the first quarter of 2012 through negotiations with the NIH. Upon settlement, the Company recognized the $2.0 million in revenue in 2012.

In September 2008, the Company announced that it had been awarded a $64.8 million multiple-year contract funded with federal funds from NIAID, a part of the NIH (Contract No. HHSN272200800028C), to continue development of anti-botulinum antibody product candidates. The contract work is being performed on a cost plus fixed fee basis over a three-year period. The Company is recognizing revenue under the arrangement as the services are performed on a proportional performance basis. In 2011, the NIH conducted an audit of the Company’s actual data for period from January 1, 2007 through December 31, 2009 and developed final billing rates for this period. As a result, the Company retroactively applied these NIH rates to the invoices from this period resulting in an increase in revenue of $1.4 million from the NIH, excluding $0.9 million billed to the NIH in 2010 resulting from the Company’s performance of a comparison of 2009 calculated costs incurred and costs billed to the government under provisional rates. Final rates will be settled through negotiations with the NIH. This revenue has been deferred and will be recognized upon completion of negotiations with and approval by the NIH. In 2012, the Company recognized revenue of $6.6 million under this contract, compared with $18.6 million in 2011 and $21.2 million in 2010.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2011, the Company announced that NIAID had awarded the Company a new contract under Contract No. HHSN272201100031C for up to $28.0 million over 5 years to develop broad-spectrum antitoxins for the treatment of human botulism poisoning. The contract work is being performed on a cost plus fixed fee basis over the life of the contract and the Company is recognizing revenue under the arrangement as the services are performed on a proportional performance basis. In 2012, the Company recognized revenue of $2.5 million under this contract, compared with $0.1 million in 2011.

Servier – U.S. Perindopril Franchise

On January 17, 2012, the Company announced it had acquired certain U.S. rights to a portfolio of antihypertensive products from Servier. The portfolio includes ACEON® (perindopril erbumine), a currently marketed angiotensin converting enzyme (“ACE”) inhibitor, and three FDC product candidates where a form of proprietary perindopril (perindopril arginine) is combined with another active ingredient(s). The Company assumed commercialization activities for ACEON in January 2012.  In November 2012, the Company announced that the 837-patient Phase 3 trial for the FDC of perindopril arginine and amlodipine besylate (“FDC1”) met its primary endpoint.  Partial funding for the trial was provided by Servier. The Company expects to pay the balance of study expenses, consisting primarily of costs generated by its contract research organization, from the profits generated by its ACEON sales.

In connection with the original agreement, the Company paid a $1.5 million license fee to Servier in the third quarter of 2010. The Company also is required to pay a royalty on ACEON sales at a rate that is tiered based on sales levels and ranges from a mid-single digit to a mid-teen percentage rate. If approved, the Company also will pay a royalty on sales of the FDC product candidates in the mid-teen percentage rate. The FDC royalty rate is subject to reduction in the event of generic competition or if other intellectual property rights are required. The Company may be required to pay the following milestones: development milestones aggregating $8.5 million (assuming the Company exercises its options on the additional FDC product candidates) and sales milestones of up to an aggregate $15.1 million, in each case for all of the FDC product candidates. The Company also may be required to make certain additional payments if the FDC product candidates receive FDA approval but certain minimum sales levels are not reached. The Company generally will be responsible for its development and commercialization expenses, however, Servier partially funded development of FDC1.

By its terms, the arrangement, including XOMA’s obligation to pay royalties and/or development and sales milestones, will continue until the later of July 2018 or the expiration of the last-to-expire Servier patent licensed to us under the arrangement, unless terminated earlier.  The agreement contains customary termination rights relating to matters, such as material breach by either party, insolvency of either party or safety issues.  Each party has the right to terminate the arrangement if the FDC1 does not receive FDA approval by December 31, 2014.  Servier also has the right to terminate the arrangement if certain aspects of the Company’s commercialization strategy are not successful and Servier does not consent to an alternative strategy or, as to the FDC product candidates, if the Company breaches its obligations to certain of its service providers.

Takeda

In November 2006, the Company entered into a fully funded collaboration agreement with Takeda for therapeutic monoclonal antibody discovery and development. Under the agreement, Takeda will make up-front, annual maintenance and milestone payments to the Company, fund its research and development and manufacturing activities for preclinical and early clinical studies and pay royalties on sales of products resulting from the collaboration. Takeda will be responsible for clinical trials and commercialization of drugs after an Investigational New Drug Application (“IND”) submission and is granted the right to manufacture once the product enters into Phase 2 clinical trials. During the collaboration, the Company will discover therapeutic antibodies against targets selected by Takeda. The Company will recognize revenue on the up-front and annual payments on a straight-line basis over the expected term of each target antibody discovery, on the research and development and manufacturing services as they are performed on a time and materials basis, on the milestones when they are achieved and on the royalties when the underlying sales occur. In 2012, the Company recognized revenue of $1.2 million under this agreement, compared with $2.0 million in 2011 and $3.6 million in 2010.

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

Novartis

In November 2008, the Company restructured its product development collaboration with Novartis entered into in 2004 for the development and commercialization of antibody products for the treatment of cancer. Under the restructured agreement, the Company received $6.2 million in cash and $7.5 million in the form of debt reduction on its existing loan facility with Novartis. In addition, the Company may, in the future, receive potential milestones of up to $14.0 million and royalty rates ranging from low-double digit to high-teen percentage rates for two ongoing product programs, HCD122 and LFA 102 and options to develop or receive royalties on additional programs. In exchange, Novartis received control over the HCD122 and LFA 102 programs, as well as the right to expand the development of these programs into additional indications outside of oncology. The Company’s right to royalty-style payments expires on the later of the expiration of any licensed patent covering each product or 20 years from the launch of each product that is produced from a cell line provided to Novartis by XOMA.

A loan facility of up to $50 million was available to the Company to fund up to 75% of its share of development expenses incurred beginning in 2005. See Note 7: Long-Term Debt and Other Arrangements for additional disclosure of the financing arrangement between the Company and Novartis.

Arana

In September 2009, the Company entered into an antibody discovery collaboration with Arana Therapeutics Limited, a wholly- owned subsidiary of Teva Pharmaceutical Industries Ltd. (“Arana”), involving multiple proprietary XOMA antibody research and development technologies, including a new antibody phage display library and a suite of integrated information and data management systems. Arana agreed to pay the Company a fee of $6.0 million, of which $4.0 million was received in the third quarter of 2009 and the remaining $2.0 million was received in the third quarter of 2010. The Company may be entitled to future milestone payments, aggregating up to $3.0 million per product, and low single-digit royalties on product sales. The Company’s right to milestone payments expires on the later of the receipt of payment from Arana of the last amount to be paid under the agreement, the cessation by Arana of the use of all research and development technologies or the cessation by Arana of the exercise of the patent rights granted to them. The Company’s right to royalties expires five years from the first commercial sale of each royalty-bearing product.

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

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2007, Merck/Schering-Plough entered into a research, development and license agreement with AVEO concerning AV-299 and other anti-HGF molecules, under which AVEO assigned its entire right, title and interest in, to and under its manufacturing agreement with XOMA to Merck/Schering-Plough. In the third quarter of 2010, AVEO regained its worldwide rights from Merck/Schering-Plough to develop and commercialize AV-299 and other anti-HGF molecules. In 2012, the Company recognized revenue of $0.1 million under this agreement, compared with $0.1 million in 2011 and $0.9 million in 2010.

UCB

In December 1998, the Company licensed its bacterial cell expression technology to Celltech Therapeutics Ltd., now UCB Celltech, a branch of UCB, which utilizes this technology in the production of CIMZIA® for the treatment of moderate-to-severe Crohn’s disease and moderate-to-severe rheumatoid arthritis. The license provides for a low single-digit royalty on sales of CIMZIA® in those countries where the bacterial cell expression technology is patented, which includes the U.S. and Canada. In August 2010, the Company sold its royalty interest in CIMZIA® to OrbiMed Advisors, LLC for gross proceeds of $4.0 million. In connection with this transaction, XOMA CDRA LLC, a wholly owned bankruptcy-remote entity, was established to hold the rights, title, and interests under the license agreement with UCB. As a bankruptcy-remote entity, XOMA CDRA LLC has a corporate existence, assets, properties, and creditors separate from the Company’s.  Accordingly, in calculating the value of its own assets, the Company has not ascribed any value to the assets owned by XOMA CDRA LLC, and the assets of XOMA CDRA LLC will not be available to pay any creditors of the Company. The Company did not recognize revenue under this agreement in 2012 or 2011. During 2010, including the sale of its royalty interest in CIMZIA®, the Company recognized $4.2 million in revenue. The Company no longer receives royalties on sales of CIMZIA®.

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

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pfizer

In August 2007, the Company entered into a license agreement with Pfizer Inc. (“Pfizer”) for non-exclusive, worldwide rights for XOMA’s patented bacterial cell expression technology for research, development and manufacturing of antibody products. Under the terms of the agreement, the Company received a license fee payment of $30 million in 2007.

From 2010 through 2012, the Company received milestone payments relating to six undisclosed product candidates. The Company may also be eligible for additional milestone payments aggregating up to $8.3 million relating to these six product candidates and low single-digit royalties on future sales of all products subject to this license. In addition, the Company may receive potential milestone payments aggregating up to $1.7 million for each additional qualifying product candidate. The Company’s right to milestone payments expires on the later of the expiration of the last-to-expire licensed patent or the tenth anniversary of the effective date. The Company’s right to royalties expires upon the expiration of the last-to-expire licensed patent.  The Company will recognize revenue on milestones when they are achieved and on royalties when the underlying sales occur.

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

During 2012, in connection with this streamlining of operations, the Company recorded charges of $2.0 million, related to severance, other termination benefits and outplacement services. The Company does not expect to incur additional restructuring charges related to severance, other termination benefits and outplacement services.

In 2012, the Company vacated and subleased leased facilities, which housed its large scale manufacturing operations and associated quality functions. During 2012, the Company recorded charges of $0.6 million related to moving and other facility costs in connection with the exit of these buildings. The Company does not expect to incur any significant restructuring charges during 2013 in connection with lease payments for these buildings as these payments will be offset by future sublease income.

In the first half of 2012, the Company performed an impairment analysis of property and equipment and leasehold improvements related to its manufacturing operations. Since the estimated undiscounted future cash inflows from a certain group of assets were less than the carrying value, the Company determined that these assets were impaired and recorded a restructuring charge of $0.8 million. Further, the Company changed the useful life of certain property and equipment and leasehold improvements impacted by its plans to vacate two leased buildings. As a result, the Company recorded accelerated depreciation of $1.3 million as a restructuring charge. In the second half of 2012, the Company entered into an agreement for the sublease of the aforementioned buildings and sale of the property and equipment. The Company recorded an additional $0.4 million restructuring charge relating to the loss on sale of these assets. The Company does not expect to incur additional restructuring charges during 2013 related to the property and equipment and leasehold improvements.

The current and long-term portions of the outstanding restructuring liabilities are included in accrued and other liabilities and other liabilities – long-term on the consolidated balance sheets and are based upon restructuring charges recognized as of December 31, 2012 and 2011 in connection with the Company’s restructuring plans. As of December 31, 2012 and 2011, the components of these liabilities are shown below (in thousands):

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Employee Severance and Other Benefits	Facility Charges (1)	Asset Impairment and Accelerated Depreciation (2)	Total
Balance at December 31, 2011	$-	$162	$-	$162
Restructuring charges	2,027	587	2,460	5,074
Cash payments	(2,027)	(689)	-	(2,716)
Proceeds from sale of assets	-	-	461	461
Adjustments	-	15	(2,921)	(2,906)
Balance at December 31, 2012	$-	$75	$-	$75

	Employee Severance and Other Benefits	Facility Charges (1)	Asset Impairment and Accelerated Depreciation (2)	Total
Balance at December 31, 2010	$-	$243	$-	$243
Restructuring charges	-	-	-	-
Cash payments	-	(113)	-	(113)
Adjustments	-	32	-	32
Balance at December 31, 2011	$-	$162	$-	$162

(1) Includes moving and relocation costs, and lease payments, net of sublease payments.
(2) Restructuring charges include non-cash impairments and accelerated depreciation of property and equipment and leasehold improvements; however, these amounts are excluded from the restructuring accrual.

6.	Fair Value Measurements

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

Level 3 – Unobservable inputs.

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 are classified as follows (in thousands):

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	37,461	-	-	37,461
U.S. treasury securities	39,987	-	-	39,987
Foreign exchange options	-	488	-	488
Total	$77,448	$488	$-	$77,936

Liabilities:
Contingent warrant liabilities	$-	$-	$15,001	$15,001

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$27,222	$-	$-	$27,222
Foreign exchange options	-	1,202	-	1,202
Total	$27,222	$1,202	$-	$28,424

Liabilities:
Contingent warrant liabilities	$-	$-	$379	$379

(1)	Included in cash and cash equivalents

The fair value of the foreign exchange options at December 31, 2012 and 2011 was determined using readily observable market inputs from actively quoted markets obtained from various third-party data providers. These inputs, such as spot rate, forward rate and volatility have been derived from readily observable market data, meeting the criteria for Level 2 in the fair value hierarchy.

The fair value of the warrant liabilities at December 31, 2012 and 2011 was determined using the Black-Scholes Model, which requires inputs such as the expected term of the warrants, volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. At March 31, 2012, the Company changed its expected volatility assumption in the Black-Scholes Model from an estimate of volatility based on historical stock price volatility observed on XOMA’s underlying stock to a volatility estimate based on the volatility implied from warrants issued by XOMA in recent private placement transactions. A market-based volatility rate was determined to be a more precise indicator for the fair value calculation of the Company’s warrants.

The fair value of the contingent warrant liabilities was estimated using the following range of assumptions at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Expected volatility	40%	102.1 - 103.2%
Risk-free interest rate	0.3% - 0.7%	0.4%
Expected term	1.9 - 4.2 years	2.9 - 3.1 years

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the years ended December 31, 2012 and 2011 (in thousands):

Warrant Liabilities
Balance at December 31, 2010	$4,245
Net decrease in fair value of contingent warrant liabilities upon revaluation	(3,866)
Balance at December 31, 2011	379
Initial fair value of warrants issued in March 2012	6,390
Reclassification of contingent warrant liability to equity upon exercise of warrants	(940)
Net increase in fair value of contingent warrant liabilities upon revaluation	9,172
Balance at December 31, 2012	$15,001

7.	Long-Term Debt and Other Arrangements

Novartis Note

In May 2005, the Company executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June 2015. Under the note agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.51% at December 31, 2012, and is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50 million. The Company has made this election for all interest payments thus far. Loans under the note agreement are secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder.

At December 31, 2012 and 2011, the outstanding principal balance under this note agreement was $14.4 million and $14.0 million. Pursuant to the terms of the arrangement as restructured in November 2008, the Company will not make any additional borrowings under the Novartis note. Accrued interest of $0.4 million, $0.3 million and $0.4 million was added to the principal balance of the loan for the years ended December 31, 2012, 2011 and 2010, respectively.

Servier Loan

In December 2010, in connection with the license and collaboration agreement entered into with Servier, the Company executed a loan agreement with Servier (the “Servier Loan Agreement”), which provided for an advance of up to €15.0 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million. The loan is secured by an interest in XOMA’s intellectual property rights to all gevokizumab indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period was 3.22%. The interest rate has been 3.83% for the six-month period from July 2011 through January 2012, 3.54% for the six-month period from January 2012 through July 2012, 2.80% for the six-month period from July 2012 through January 2013 and 2.33% for the six-month period from January 2013 through July 2013. Interest is payable semi-annually; however, the Servier Loan Agreement provides for a deferral of interest payments over a period specified in the agreement. During the deferral period, accrued interest will be added to the outstanding principal amount for the purpose of interest calculation for the next six-month interest period. On the repayment commencement date, all unpaid and accrued interest shall be paid to Servier and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. The loan matures in 2016; however, after a specified period prior to final maturity, the loan is to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under the Company’s collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments the Company receives from any third party collaboration or development partner for rights to gevokizumab in the U.S. and/or Japan.  In addition, the loan becomes immediately due and payable upon certain customary events of default. At December 31, 2012, the outstanding principal balance under this loan was $19.8 million using the 12/31/12 Exchange Rate of 1.3215.  The Company recorded an unrealized foreign exchange loss of $0.4 million and an unrealized foreign exchange gain of $0.1 million for the years ended December 31, 2012 and 2011, respectively, related to the re-measurement of the loan.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The loan discount is amortized under the effective interest method over the expected five-year life of the loan.  The Company recorded non-cash interest expense of $1.4 million during both the years ended December 31, 2012 and 2011, resulting from the amortization of the loan discount. At December 31, 2012, the net carrying value of the loan was $14.2 million. The Company recorded an unrealized foreign exchange gain of $0.1 million and an unrealized foreign exchange loss of $0.6 million for the years ended December 31, 2012 and 2011, respectively related to the re-measurement of the loan discount.

The Company believes that realization of the benefit and the associated deferred revenue is contingent on the loan remaining outstanding over the five-year contractual term of the loan. If the Company were to stop providing service under the collaboration arrangement and the arrangement is terminated, the maturity date of the loan would be accelerated and a portion of measured benefit would not be realized. As the realization of the benefit is contingent, in part, on the provision of future services, the Company is recognizing the deferred revenue over the expected five-year life of the loan. The deferred revenue is amortized under the effective interest method, and the Company recorded $1.4 million of related non-cash revenue during both the years ended December 31, 2012 and 2011.

General Electric Capital Corporation Term Loan

In December 2011, the Company entered into a loan agreement (the “GECC Loan Agreement”) with General Electric Capital Corporation (“GECC”), under which GECC agreed to make a term loan in an aggregate principal amount of $10 million (the “Term Loan”) to the Company, and upon execution of the GECC Loan Agreement, GECC funded the Term Loan. As security for its obligations under the GECC Loan Agreement, the Company granted a security interest in substantially all of its existing and after-acquired assets, excluding its intellectual property assets (such as those relating to its gevokizumab and anti-botulism products). The Term Loan accrued interest at a fixed rate of 11.71% per annum and was to be repaid over a period of 42 consecutive equal monthly installments of principal and accrued interest and was due and payable in full on June 15, 2015. The Company incurred debt issuance costs of approximately $1.3 million in connection with the Term Loan and was required to pay a final payment fee equal to $500,000 on the maturity date, or such earlier date as the Term Loan is paid in full. The debt issuance costs and final payment fee were being amortized and accreted, respectively, to interest expense over the term of the Term Loan using the effective interest method.

In connection with the GECC Loan Agreement, the Company issued to GECC unregistered warrants that entitle GECC to purchase up to an aggregate of 263,158 unregistered shares of XOMA common stock at an exercise price equal to $1.14 per share. These warrants are exercisable immediately and have a five-year term. The Company allocated the aggregate proceeds of the GECC Term Loan between the warrants and the debt obligation based on their relative fair values.  The fair value of the warrants issued to GECC was determined using the Black-Scholes Model. The warrants’ fair value of $0.2 million was recorded as a discount to the debt obligation and was being amortized over the term of the loan using the effective interest method.

In September 2012, The Company entered into an amendment to the GECC Loan Agreement providing for an additional term loan in the amount of $4.6 million, increasing the term loan obligation to $12.5 million (the “Amended Term Loan”) and providing for an interest-only monthly repayment period following the effective date of the amendment through March 1, 2013, at a stated interest rate of 10.9% per annum. Thereafter, the Company is obligated to make monthly principal payments of $347,222, plus accrued interest, over a 27-month period commencing on April 1, 2013, and through June 15, 2015, at which time the remaining outstanding principal amount of $3.1 million, plus accrued interest, is due.  The Company incurred debt issuance costs of approximately $0.2 million and are required to make a final payment fee in the amount of $875,000 on the date upon which the outstanding principal amount is required to be repaid in full.  This final payment fee replaced the original final payment fee of $500,000. The debt issuance costs and final payment fee are being amortized and accreted, respectively, to interest expense over the term of the Amended Term Loan using the effective interest method.

In connection with the amendment, on September 27, 2012 the Company issued to GECC unregistered stock purchase warrants, which entitle GECC to purchase up to an aggregate of 39,346 shares of XOMA common stock at an exercise price equal to $3.54 per share. These warrants are exercisable immediately and have a five-year term. The warrants’ fair value of $0.1 million was recorded as a discount to the debt obligation and is being amortized over the term of the loan using the effective interest method. The warrants are classified in permanent equity on the condensed consolidated balance sheets.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Amended Term Loan does not change the remaining terms of the GECC Loan Agreement. The GECC Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including restrictions on the ability to incur indebtedness, grant liens, make investments, dispose of assets, enter into transactions with affiliates and amend existing material agreements, in each case subject to various exceptions. In addition, the GECC Loan Agreement contains customary events of default that entitle GECC to cause any or all of the indebtedness under the GECC Loan Agreement to become immediately due and payable. The events of default include any event of default under a material agreement or certain other indebtedness.

The Company may prepay the Amended Term Loan voluntarily in full, but not in part, and any voluntary and certain mandatory prepayments are subject to a prepayment premium of 3% in the first year after the effective date of the loan amendment, 2% in the second year and 1% thereafter, with certain exceptions.  The Company will also be required to pay the $875,000 final payment fee in connection with any voluntary or mandatory prepayment. On the effective date of the loan amendment, the Company paid an accrued final payment fee in the amount of $0.2 million relating to the original final payment fee of $500,000.

At December 31, 2012, the outstanding principal balance under the Amended Term Loan was $12.5 million.

Aggregate future principal and final fee payments of the Company’s total interest bearing obligations - long-term as of December 31, 2012 are as follows (in thousands):

Year Ending December 31,	Total
2013	3,472
2014	4,167
2015	20,167
2016	19,823
47,629
Less current portion	(3,472)
Total	$44,157

Interest Expense

Interest expense and amortization of debt issuance costs and discounts, recorded as other expense in the consolidated statements of comprehensive loss for the year ended December 31, 2012, 2011 and 2010 are shown below (in thousands):

	Year ended December 31,
	2012	2011	2010
Interest expense
Servier loan	$2,097	$2,087	$-
GECC term loan	1,850	-	-
Novartis note	397	341	354
Other	43	34	31
Total interest expense	$4,387	$2,462	$385

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income Taxes

The total (benefit) provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2012	2011	2010
Federal income tax (benefit) provision	$(74)	$15	$27
Total	$(74)	$15	$27

The Company has significant losses in 2012, 2011 and 2010 and as such there was no material income tax expense for the years ended December 31, 2012, 2011 and 2010.  The income tax benefit in 2012 primarily relates to federal refundable credit true-up from prior year.

The significant components of net deferred tax assets as of December 31, 2012 and 2011 were as follows (in millions):

	December 31,
	2012	2011
Capitalized research and development expenses	$51.5	$68.7
Net operating loss carryforwards	150.8	135.7
Research and development and other credit carryforwards	8.5	21.6
Other	23.3	14.1
Total deferred tax assets	234.1	240.1
Valuation allowance	(234.1)	(240.1)
Net deferred tax assets	$-	$-

The net (decrease) increase in the valuation allowance was $(6.0) million, $25.8 million and $24.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, the Company had federal net operating loss carry-forwards of approximately $137.1 million, state net operating loss carry-forwards of approximately $134.9 million and foreign net operating loss carry-forwards of approximately $772.3 million to offset future taxable income. The net operating loss carry-forwards include $0.5 million which relates to stock option deductions that will be recognized through additional paid in capital when utilized.  As such, these deductions are not reflected in the Company’s deferred tax assets.  No federal net operating loss carry-forward expired in 2012, 2011 and 2010. California net operating losses of $10.4 million, $9.5 million and $0.3 million expired in the years 2012, 2011 and 2010, respectively.  There is no expiration for the foreign net operating loss.

ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based upon the weight of available evidence, which includes the Company’s historical operating performance and carry-back potential, the Company has determined that total deferred tax assets should be fully offset by a valuation allowance.

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), the Company experienced ownership changes in 2009 and 2012 which substantially limit the future use of its pre-change NOLs and certain other pre-change tax attributes per year.  The Company has excluded the NOLs and R&D credits that will expire as a result of the annual limitations in the deferred tax assets as of December 31, 2012. To the extent that the Company does not utilize its carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will expire unused.

The Company files income tax returns in the U.S. federal jurisdiction, State of California, and Ireland. The Internal Revenue Service has completed an audit of the Company's 2009 and 2010 federal income tax returns which resulted in no change. The Company’s federal income tax returns for tax years 2011 and beyond remain subject to examination by the Internal Revenue Service.  The Company’s California and Irish income tax returns for tax years 2008 and beyond remain subject to examination by the Franchise Tax Board and Irish Revenue Commissioner. In addition, all of the net operating losses and research and development credit carry-forwards that may be used in future years are still subject to adjustment.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company's activity related to its unrecognized tax benefits (in thousands):

December 31, 2012
Balance at January 1, 2012	$-
Increase related to current year tax position	49
Increase related to prior year tax position	4,054
Balance at December 31, 2012	$4,103

A total of $3.0 million of the unrecognized tax benefits would affect the Company's effective tax rate.  The Company currently has a full valuation allowance against its U.S. net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2012, the Company has not accrued interest or penalties related to uncertain tax positions.

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

Employee Stock Purchase Plan

Under the ESPP plan approved by the Company’s stockholders, the Company is authorized to issue up to 233,333 shares of common stock to employees through payroll deductions at a purchase price per share equal to 95% of the closing price of XOMA shares on the exercise date. An employee may elect to have payroll deductions made under the ESPP for the purchase of shares in an amount not to exceed 15% of the employee’s compensation.

In 2012, 2011, and 2010, employees purchased 17,054, 30,044 and 5,903 shares of common stock, respectively, under the ESPP. Net payroll deductions under the ESPP totaled $46,000, $54,000 and $41,000 for 2012, 2011 and 2010, respectively.

Deferred Savings Plan

Under section 401(k) of the Internal Revenue Code of 1986, the Board of Directors adopted, effective June 1, 1987, a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 50% of their eligible compensation per payroll period, up to a maximum for 2012 of $17,000 (or $22,500 for employees over 50 years of age). The Company may, at its sole discretion, make contributions each plan year, in cash or in shares of the Company’s common stock, in amounts which match up to 50% of the salary deferred by the participants. The expense related to these contributions was $0.8 million, $1.1 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, and 100% was paid in common stock in each year.

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

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Long Term Incentive Plan grants stock options, RSUs, and other stock-based awards to eligible employees, consultants and directors. No further grants or awards will be made under the Option Plan, the Restricted Share Plan or the Directors Plan. Shares underlying options previously issued under the Option Plan, the Restricted Share Plan or the Directors Plan that are currently outstanding will, upon forfeiture, cancellation, surrender or other termination, become available under the Long Term Incentive Plan. Stock-based awards granted under the Long Term Incentive Plan may be exercised when vested and generally expire ten years from the date of the grant or three to six months from the date of termination of employment (longer in case of death or certain retirements). Vesting periods vary based on awards granted, however, certain stock-based awards may vest immediately or may accelerate based on performance-driven measures.

Up to 15,753,331 shares are authorized for issuance under the stock option plans. As of December 31, 2012, options and RSUs covering 8,649,331 shares of common stock were outstanding under the stock option plans.

Stock Options

In 2012, the Board of Directors of the Company approved grants under the Amended and Restated 2010 Long Term Incentive Plan for an aggregate of 2,351,445 stock options to certain employees and directors of the Company. The options vest monthly over four years for employees and one year for directors.

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

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Plans Summary

A summary of the status of the Company’s stock option plans as of December 31, 2012, 2011 and 2010, and changes during the years ended on those dates is presented below:

	2012		2011		2010
Options:	Shares	Price*	Shares	Price*	Shares	Price*
Outstanding at beginning of year	5,053,435	$12.55	2,331,450	$25.36	1,520,102	$38.40

Granted	2,351,445	2.59	2,920,166	2.81	978,264	7.07
Exercised	(90,252)	1.68	-	-	(19)	8.40
Forfeited, expired or cancelled	(526,245)	15.84	(198,181)	35.56	(166,897)	37.26

Outstanding at end of year	6,788,383	8.99	5,053,435	12.55	2,331,450	25.36

Exercisable at end of year	4,276,834	$12.42	3,366,807	$16.33	1,259,272	$36.51

*	Weighted-average exercise price

At December 31, 2012, there were 6,484,641 stock options vested and expected to vest with a weighted-average exercise price per share of $9.28. The weighted average remaining contractual term of outstanding stock options at December 31, 2012 was 7.4 years and there was an aggregate intrinsic value of $1.5 million. The weighted average remaining contractual term of exercisable stock options at December 31, 2012 was 6.5 years and there was an aggregate intrinsic value of $0.8 million.

Restricted Stock Units

In 2012, the Board of Directors of the Company approved grants under the Amended and Restated 2010 Long Term Incentive Plan for an aggregate of 1,292,923 RSUs to certain employees and directors of the Company. The RSUs vest annually over three years in equal increments.

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

Unvested RSU activity for the year ended December 31, 2012 is summarized below:

		Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value
Unvested balance at December 31, 2011	903,874	$1.69
Granted	1,292,923	2.83
Vested	(590,862)	2.27
Forfeited	(212,055)	1.69
Unvested balance at December 31, 2012	1,393,880	$2.75

The total grant-date fair value of RSUs that vested during the year ended December 31, 2012 was $1.3 million.

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

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock option awards was estimated using the Black-Scholes model with the following weighted average assumptions for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Dividend yield	0%	0%	0%
Expected volatility	92%	88%	79%
Risk-free interest rate	0.82%	1.48%	1.67%
Expected term	5.6 years	5.4 years	5.3 years

The valuation of RSUs is determined at the date of grant using the closing stock price. The forfeiture rate impacts the amount of aggregate compensation for both stock options and RSUs. To establish an estimate of forfeiture rate, the Company used an independent third party to consider the Company’s historical experience of option forfeitures and terminations.

The following table shows total stock-based compensation expense included in the consolidated statements of comprehensive loss for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Research and development	$2,391	$3,672	$2,302
Selling, general and administrative	1,893	4,087	2,611
Total stock-based compensation expense	$4,284	$7,759	$4,913

There was no capitalized stock-based compensation cost as of December 31, 2012 or 2011, and there were no recognized tax benefits related to the Company’s stock-based compensation expense during the years ended December 31, 2012 or 2011.

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

Equity Line of Credit

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

Registered Direct Offerings

In June of 2009, the Company entered into a definitive agreement with certain institutional investors to sell 695,652 units, with each unit consisting of one share of the Company’s common stock and a warrant to purchase 0.50 of a share of common stock, for gross proceeds of approximately $12.0 million, before deducting placement agent fees and estimated offering expenses of $0.8 million, in a second registered direct offering. The investor purchased the units at a price of $17.25 per unit. The warrants, which represent the right to acquire an aggregate of up to 347,826 shares of common stock, are exercisable at any time on or prior to December 10, 2014 at an exercise price of $19.50 per share. As of December 31, 2012 all of these warrants were outstanding.

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

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 4, 2011, the Company entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”), with McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”), under which it may sell shares of its common stock from time to time through the MLV, as the agent for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under the Company’s registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011 and amended on March 10, 2011, June 3, 2011 and January 3, 2012, which was most recently declared effective by the SEC on January 17, 2012. MLV may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the Company’s common stock or to or through a market maker. MLV also may sell the shares in privately negotiated transactions, subject to our prior approval.  The Company will pay MLV a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2011 ATM Agreement.  From the inception of the 2011 ATM Agreement through December 31, 2012, the Company sold a total of 7,572,327 shares of common stock under this agreement for aggregate gross proceeds of $14.6 million.  No shares of common stock have been sold under this agreement since February 3, 2012. Total offering expenses incurred related to sales under the 2011 ATM Agreement from inception to December 31, 2012, were $0.5 million.

Underwritten Offering

In February of 2010, the Company completed an underwritten offering of 2.8 million units, with each unit consisting of one share of the Company’s common stock and a warrant to purchase 0.45 of a share of common stock, for gross proceeds of approximately $21 million. As of December 31, 2012 all of these warrants were outstanding.

On March 9, 2012, the Company completed an underwritten public offering of 29,669,154 shares of its common stock, and accompanying warrants to purchase one half of a share of common stock for each share purchased, at a public offering price of $1.32 per share. Total gross proceeds from the offering were approximately $39.2 million, before deducting underwriting discounts and commissions and offering expenses totaling approximately $3.0 million. The warrants, which represent the right to acquire an aggregate of up to 14,834,577 shares of common stock, are immediately exercisable and have a five-year term and an exercise price of $1.76 per share. As of December 31, 2012, 14,265,970 of these warrants were outstanding.

On October 29, 2012, the Company completed an underwritten public offering of 13,333,333 shares of its common stock, at a public offering price of $3.00 per share. In addition, the Company has granted the underwriters a 30-day option to purchase up to an additional 1,999,999 shares of common stock on the same terms and conditions, solely to cover over-allotments, if any. Total gross proceeds from the offering were approximately $40.0 million, before deducting underwriting discounts and commissions and offering expenses totaling approximately $3.0 million.

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

Leases

As of December 31, 2012, the Company leased administrative, research facilities, and office equipment under operating leases expiring on various dates through May 2014. These leases generally require the Company to pay taxes, insurance, maintenance and minimum lease payments.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company estimates future minimum lease payments as of December 31, 2012 to be (in thousands):

Operating Leases (a)
2013	2,662
2014	795
Minimum lease payments	$3,457

(a)	Operating leases are net of future sublease income of $0.9 million.

Total rental expense, including other costs required under the Company’s leases, was approximately $4.5 million, $5.1 million and $5.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Rental expense based on leases allowing for escalated rent payments are recognized on a straight-line basis. The Company is required to restore certain of its leased property to certain conditions in place at the time of lease. The Company believes these costs will not be material to its operations.

In 2012, the Company vacated and subleased two of its leased facilities, which housed its large scale manufacturing operations and associated quality functions. The Company does not expect to incur any significant restructuring charges during 2013 in connection with lease payments for these buildings as these payments will be offset by future sublease income.

As a result of the restructuring in the second quarter of 2009, the Company vacated one of its leased buildings. Effective December 2010, the Company entered into a sublease agreement for this building through May of 2014. For the year ended December 31, 2012, the Company recognized $0.1 million in sublease income under this agreement. The Company will receive future sublease income of $0.2 million under this agreement.

Subsequent to December 31, 2012, the Company renewed its operating lease agreements in three buildings for a ten year period.

Legal Proceedings

On April 8, 2011, four complaints were filed in the United States District Court for the Eastern District of Michigan.  The cases are captioned:  Muniz v. Genentech, et al., 5:11-cv-11489-JCO-RSW; Tifenthal v. Genentech, et al., 2:11-cv-11488-DPH-LJM; Blair v. Genentech, et al., 2:11-cv-11463-SFC-MJH; and Marsh v. Genentech, et al., 2:11-cv-11462-RHC-MKM.  The complaints alleged claims against Genentech and the Company (“Defendants”) for alleged strict liability failure to warn, negligence, breach of warranty, and fraud by concealment based on injuries alleged to have occurred as a result of the plaintiffs’ treatment with RAPTIVA®.  The complaints sought unspecified compensatory and punitive damages.  All four cases were transferred to the United States District Court for the Western District of Michigan.  On October 26, 2011, the Court granted the Motions to Dismiss filed by Defendants in all four actions.  On September 6, 2012, the 6th Circuit Court of Appeals affirmed the judgment in favor of Defendants and, on October 12, 2012, denied a petition for en banc rehearing.  The deadline for seeking appellate review by the United States Supreme Court has expired.

On June 13, 2011, a complaint was filed in the Supreme Court for the State of New York, Onondaga County. The case is captioned:  McConnell v. Genentech, et al., 5:11-cv-1309-GLS-DEP. Defendants removed the case to the United States District Court for the Northern District of New York on November 3, 2011.  The complaint asserted claims against Genentech and the Company (“Defendants”) for alleged strict liability defective design and manufacture, strict liability failure to warn, negligence, breach of warranty, and loss of consortium based on injuries alleged to have occurred as a result of the plaintiff’s treatment with RAPTIVA®.  The complaint sought unspecified compensatory and punitive damages.  On December 21, 2012, the case was dismissed with prejudice pursuant to a settlement agreement.

12.	Concentration of Risk, Segment and Geographic Information

Concentration of Risk

Cash equivalents and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents such as money market funds. The Company has not encountered such issues during 2012.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the year ended December 31, 2012, two customers represented 47% and 33% of total revenue and as of December 31, 2012, these two customers represented 58% and 35% of the accounts receivable balance.

For the year ended December 31, 2011, two customers represented 61% and 32% of total revenue and as of December 31, 2011, these two customers represented 57% and 43% of the accounts receivable balance. For the year ended December 31, 2010, three customers represented 64%, 13%, and 11% of total revenue.

Segment Information

The Company has determined that it operates in one segment as it only reports operating results on an aggregate basis to the chief operating decision maker of the Company. The Company’s property and equipment is held primarily in the United States.

Geographic Information

Revenue attributed to the following geographic regions for each of the three years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
United States	$14,134	$20,447	$25,306
Europe	18,454	35,718	4,728
Asia Pacific	1,194	2,031	3,607
Total	$33,782	$58,196	$33,641

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2012 and 2011:

	Consolidated Statements of Operations
	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2012
Total revenues	$9,865	$9,275	$7,251	$7,391
Total operating costs and expenses	(24,227)	(22,765)	(23,404)	(20,010)
Other (expense) income, net (1)	(16,063)	(2,665)	(10,772)	14,985
Income tax benefit	-	-	74	-
Net (loss) income	(30,425)	(16,155)	(26,851)	2,366
Basic and diluted net (loss) income per share of common stock	$(0.69)	$(0.24)	$(0.39)	$0.03

2011
Total revenues (2)	$15,595	$16,525	$16,229	$9,847
Total operating costs and expenses	(22,716)	(24,394)	(23,147)	(21,894)
Other income (expense), net	801	(261)	375	312
Income tax expense	(15)	-	-	-
Net loss	(6,335)	(8,130)	(6,543)	(11,735)
Basic and diluted net loss per share of common stock	$(0.22)	$(0.27)	$(0.20)	$(0.34)

(1)	Fluctuations in 2012 primarily relate to (losses) gains on the revaluation of the contingent warrant liabilities.

(2)
Revenue in the first three quarters of 2011 includes the recognition of $14.9 million of the non-recurring license fee received as consideration for the collaboration with Servier entered into in December 2010.

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen of Common Stock Certificate	8-K	00014710	4.1	01/03/2012

4.3	Shareholder Rights Agreement dated as of February 26, 2003 by and between XOMA Ltd. and Mellon Investor Services LLC as Rights Agent	10-K	000-14710	4.1	05/14/2003

4.4	Amendment to Shareholder Rights Agreement dated December 21, 2010 between XOMA Ltd. and Wells Fargo Bank, N.A. as Rights Agent	10-K	000-14710	4.1A	03/10/2011

4.5	Amendment No. 2 to Shareholder Rights Agreement dated December 31, 2011 between XOMA Corporation and Wells Fargo Bank, N.A. as Rights Agent	8-K	000-14710	4.2	01/03/2012

4.6	Amendment No. 3 to Shareholder Rights Agreement dated March 5, 2012 between XOMA Corporation and Wells Fargo Bank, N.A. as Rights Agent	8-K	000-14710	4.2	03/07/2012

4.7	Form of Certificate of Designations of Series A Preferred Stock	8-K	000-14710	3.1	01/03/2012

4.8	Form of Amended and Restated Warrant (June 2009 Warrants)	8-K	000-14710	10.6	02/02/2010

4.9	Form of Warrant (February 2010 Warrants)	8-K	000-14710	10.2	02/02/2010

4.10	Form of Warrant (December 2011 Warrants)	10-K	000-14710	4.9	03/14/2012

4.11	Form of Warrant (March 2012 Warrants)	8-K	000-14710	4.1	03/07/2012

4.12	Form of Warrant (September 2012 Warrants)	8-K	000-14710	4.10	10/03/2012

10.1*	1981 Share Option Plan as amended and restated	S-8	333-171429	10.1	12/27/2010

10.2*	Form of Share Option Agreement for 1981 Share Option Plan	10-K	000-14710	10.1A	03/11/2008

10.3*	Restricted Share Plan as amended and restated	S-8	333-171429	10.1	12/27/2010

10.4*	Form of Share Option Agreement for Restricted Share Plan	10-K	000-14710	10.2A	03/11/2008

10.5*	2007 CEO Share Option Plan	8-K	000-14710	10.7	08/07/2007

10.6*	1992 Directors Share Option Plan as amended and restated	S-8	333-171429	10.1	12/27/2010

10.7*	Form of Share Option Agreement for 1992 Directors Share Option Plan (initial grants)	10-K	000-14710	10.3A	03/11/2008

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.8*	Form of Share Option Agreement for 1992 Directors Share Option Plan (subsequent grants)	10-K	000-14710	10.3B	03/11/2008

10.9*	2002 Director Share Option Plan	S-8	333-151416	10.10	06/04/2008

10.10*	Amended and Restated 2010 Long Term Incentive and Stock Award Plan	S-8	000-14710	10.1	06/01/2012

10.11*	Form of Stock Option Agreement for Amended and Restated 2010 Long Term Incentive and Stock Award Plan	10-K	000-14710	10.6A	03/14/2012

10.12*	Form of Restricted Stock Unit Agreement for Amended and Restated 2010 Long Term Incentive and Stock Award Plan	10-K	000-14710	10.6B	03/14/2012

10.13*	Management Incentive Compensation Plan as amended and restated	8-K	000-14710	10.3	11/06/2007

10.14*	CEO Incentive Compensation Plan	10-K	000-14710	10.4A	03/11/2008

10.15*	Amendment No. 1 to CEO Incentive Compensation Plan	10-K	000-14710	10.7B	03/14/2012

10.16*	Bonus Compensation Plan	10-K	000-14710	10.4B	03/11/2008

10.17*	Amended and Restated 1998 Employee Stock Purchase Plan	POS AM	333-174730	10.2	01/03/2012

10.18	Form of Amended and Restated Indemnification Agreement for Officers	10-K	000-14710	10.6	03/08/2007

10.19	Form of Amended and Restated Indemnification Agreement for Employee Directors	10-K	000-14710	10.7	03/08/2007

10.20	Form of Amended and Restated Indemnification Agreement for Non-employee Directors	10-K	000-14710	10.8	03/08/2007

10.21*	Amended and Restated Employment Agreement entered into between XOMA (US) LLC and Patrick J. Scannon, dated as of December 30, 2008	10-K/A	000-14710	10.7A	12/27/2010

10.22*	Employment Agreement entered into between XOMA (US) LLC and Fred Kurland, dated as of December 29, 2008	10-K/A	000-14710	10.7B	12/27/2010

10.23*	Amended and Restated Employment Agreement entered into between XOMA (US) LLC and Charles C. Wells, dated as of December 30, 2008	10-K/A	000-14710	10.7D	12/27/2010

10.24*	Employment Agreement effective as of May 31, 2011 between XOMA (US) LLC and Paul Rubin	8-K	000-14710	10.1	06/16/2011

10.25*	Employment Agreement effective as of January 4, 2012 between XOMA (US) LLC and John Varian	10-K	000-14710	10.10G	03/14/2012

10.26*	Form of Change of Control Severance Agreement entered into between XOMA Ltd. and certain of its executives, with reference schedule	10-K	000-14710	10.12	03/10/2011

10.27*	Change of Control Agreement entered into between XOMA Ltd. and John Varian, dated January 4, 2012	10-K	000-14710	10.12A	03/14/2012

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.28	Lease of premises at 890 Heinz Street, Berkeley, California dated as of July 22, 1987	10-K	000-14710	10.12	03/19/1998

10.29	Lease of premises at Building E at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of April 21, 1988	10-K	000-14710	10.13	03/19/1998

10.30	Lease of premises at Building C at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of August 26, 1987	10-K	000-14710	10.14	03/19/1998

10.31	Letter of Agreement regarding CPI adjustment dates for leases of premises at Buildings C, E and F at Aquatic Park Center, Berkeley, California dated as of July 22, 1987	10-K	000-14710	10.15	03/19/1998

10.32	Lease of premises at 2910 Seventh Street, Berkeley, California dated March 25, 1992	10-K	000-14710	10.16	03/19/1998

10.33	Fifth amendment to lease of premises at 2910 Seventh Street, Berkeley, California dated June 1, 2006	10-Q	000-14710	10.58	08/09/2006

10.34	Lease of premises at 5860 and 5864 Hollis Street, Emeryville, California dated as of November 2, 2001 (with addendum)	10-K	000-14710	10.19	04/01/2002

10.35	Lease of premises at 2850 Seventh Street, Second Floor, Berkeley, California dated as of December 28, 2001 (with addendum and guaranty)	10-K	000-14710	10.20	04/01/2002

10.36†	Second Amended and Restated Collaboration Agreement dated January 12, 2005, by and between XOMA (US) LLC and Genentech, Inc.	10-K	000-14710	10.26C	03/15/2005

10.37†	Agreement related to LUCENTIS® License Agreement and RAPTIVA® Collaboration Agreement dated September 9, 2009, by and between XOMA (Bermuda) Ltd., XOMA (US) LLC and Genentech, Inc.	10-Q	000-14710	10.18A	11/09/2009

10.38†	License Agreement by and between XOMA Ireland Limited and MorphoSys AG, dated as of February 1, 2002	10-K	000-14710	10.43	02/01/2002

10.39†	License Agreement, dated as of December 29, 2003, by and between Diversa Corporation and XOMA Ireland Limited	8-K/A	000-14710	2	03/19/2004

10.40†	GSSM License Agreement, effective as of May 2, 2008, by and between Verenium Corporation and XOMA Ireland Limited	10-K	000-14710	10.25A	03/10/2011

10.41†	Secured Note Agreement, dated as of May 26, 2005, by and between Chiron Corporation and XOMA (US) LLC	10-Q	000-14710	10.3	08/08/2005

10.42†
Amended and Restated Research, Development and Commercialization Agreement, executed November 7, 2008, by and between Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation) and XOMA (US) LLC
		10-K	000-14710	10.24C	03/11/2009

10.43†	Amendment No. 1 to Amended and Restated Research, Development and Commercialization Agreement, effective as of April 30, 2010, by and between Novartis Vaccines and Diagnostics, Inc. and XOMA (US) LLC	10-K	000-14710	10.25B	03/14/2012

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.44	Manufacturing and Technology Transfer Agreement, executed December 16, 2008, by and between Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation) and XOMA (US) LLC	10-K	000-14710	10.24D	03/11/2009

10.45	Agreement dated March 8, 2005, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases	10-K	000-14710	10.53	03/15/2005

10.46	Agreement dated July 28, 2006, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases	10-K	000-14710	10.60	08/09/2006

10.47†	Agreement dated September 15, 2008, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases	10-Q	000-14710	10.39	11/10/2008

10.48	Second Amendment to Agreement dated September 15, 2008, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases	10-Q	000-14710	10.24C	11/04/2010

10.49	Agreement dated September 30, 2011, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases	S-4	000-14710	10.28D	10/04/2011

10.50†	Collaboration Agreement, dated as of November 1, 2006, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10-K	000-14710	10.46	03/08/2007

10.51	First Amendment to Collaboration Agreement, effective as of February 28, 2007, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10-Q/A	000-14710	10.48	03/05/2010

10.52	Second Amendment to Collaboration Agreement, effective as of February 9, 2009, among Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10-K	00-14710	10.31B	03/11/2009

10.53†	License Agreement, effective as of August 27, 2007, by and between Pfizer Inc. and XOMA Ireland Limited	8-K	000-14710	2	09/13/2007

10.54	Common Share Purchase Agreement, dated as of July 23, 2010, by and between XOMA Ltd. and Azimuth Opportunity Ltd.	8-K	000-14710	10.1	07/23/2010

10.55	Securities Purchase Agreement dated June 5, 2009, between XOMA Ltd. and the investors named therein	8-K	000-14710	10.1	06/10/2009

10.56	Engagement Letter dated June 4, 2009	8-K	00-14710	10.3	06/10/2009

10.57†	Discovery Collaboration Agreement dated September 9, 2009, by and between XOMA Development Corporation and Arana Therapeutics Limited	10-Q/A	000-14710	10.35	03/05/2010

10.58	At Market Issuance Sales Agreement dated February 4, 2011, between XOMA Ltd. and McNicoll, Lewis & Vlak LLC	S-3	333-172197	1.2	02/11/2011

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.59	Amendment to At Market Issuance Sales Agreement dated December 31, 2011, between XOMA Corporation and MLV & Co. LLC	POS AM	333-172197	1.2	01/03/2012

10.60	Underwriting Agreement dated February 2, 2010	8-K	000-14710	10.1	02/02/2010

10.61	Form of Warrant Amendment Agreement dated February 2, 2010 (June 2009 Warrants)	8-K	000-14710	10.3	02/02/2010

10.62†	Royalty Purchase Agreement, dated as of August 12, 2010, by and among XOMA CDRA LLC, XOMA (US) LLC, XOMA Ltd. and the buyer named therein	10-Q/A	000-14710	10.38	04/13/2011

10.63†	Collaboration and License Agreement dated as of December 30, 2010, by and between XOMA Ireland Limited, Les Laboratoires Servier and Institut de Recherches Servier	10-K	000-14710	10.42	03/10/2011

10.64†	Amended and Restated Collaboration and License Agreement dated as of February 14, 2012, by and between XOMA Ireland Limited, Les Laboratoires Servier and Institut de Recherches Servier	10-K	000-14710	10.41A	03/14/2012

10.65†	Loan Agreement dated as of December 30, 2010, by and between XOMA Ireland Limited and Les Laboratoires Servier	10-K/A	000-14710	10.42A	05/26/2011

10.66	Foreign Exchange and Options Master Agreement (FEOMA) dated as of May 16, 2011, between Royal Bank of Canada and XOMA Ltd., with letter agreement dated May 17, 2011	10-Q	000-14710	10.1	08/04/2011

10.67†	Loan Agreement dated as of December 30, 2011, among XOMA (US) LLC, as Borrower, XOMA Ltd., as Parent, each other loan party from time to time party thereto, General Electric Capital Corporation, as Agent, and each other lender from time to time party thereto	10-K	000-14710	10.43	03/14/2012

10.68†	Guaranty, Pledge and Security Agreement dated as of December 30, 2011, among XOMA (US) LLC, each other guarantor from time to time party thereto and General Electric Capital Corporation, as Agent	10-K	000-14710	10.43A	03/14/2012

10.69†	Amended and Restated License and Commercialization Agreement effective as of January 11, 2012, by and between Les Laboratoires Servier and XOMA Ireland Limited	10-K	000-14710	10.44	03/14/2012

10.70†	Amended and Restated Trademark License Agreement entered into as of January 11, 2012, between Biofarma and XOMA Ireland Limited	10-K	000-14710	10.44A	03/14/2012

10.71†	Master Services Agreement dated as of November 9, 2009, between Medpace, Inc. and XOMA (US) LLC	10-K	000-14710	10.45	03/14/2012

10.72†	Amendment No. 1 to Master Services Agreement dated as of October 4, 2011, between Medpace, Inc. and XOMA (US) LLC	10-K	000-14710	10.45A	03/14/2012

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.73	Underwriting Agreement, dated March 6, 2012	8-K	000-14710	1.1	03/07/2012

10.74	First Amendment to Loan Agreement, by and between General Electric Capital Corporation, the Company as guarantor, XOMA (US) LLC as borrower, and certain other wholly-owned subsidiaries of the Company, dated September 27, 2012	8-K	000-14710	10.46	10/03/2012

10.75	Underwriting Agreement, dated October 24, 2012	8-K	000-14710	1.1	10/24/2012

21.1+	Subsidiaries of the Company

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on the signature pages hereto)

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+
Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

99.1+	Press Release dated March 12, 2013

101.INS+	XBRL Instance Document(2)

101.SCH+	XBRL Taxonomy Extension Schema Document(2)

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document(2)

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document(2)

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document(2)

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document(2)
__

†      Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

*      Indicates a management contract or compensation plan or arrangement.

+      Filed herewith

(1)           This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

(2)           Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.