Form 10-Q
period 2013-03-31
XOMA Corp
filed 2013-05-08
CIK 791908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2013
Common Stock, $0.0075 par value	82,893,328

XOMA CORPORATION
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

XOMA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$50,379	$45,345
Short-term investments	19,996	39,987
Trade and other receivables, net	6,270	8,249
Prepaid expenses and other current assets	3,062	2,256
Total current assets	79,707	95,837
Property and equipment, net	7,861	8,143
Other assets	1,378	1,696
Total assets	$88,946	$105,676

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,194	$3,867
Accrued and other liabilities	5,410	13,045
Deferred revenue	3,756	3,409
Interest bearing obligation – current	4,085	3,391
Accrued Interest on interest bearing obligations – current	1,662	121
Total current liabilities	19,107	23,833
Deferred revenue – long-term	5,857	6,315
Interest bearing obligations – long-term	37,017	37,653
Contingent warrant liabilities	27,841	15,001
Other liabilities - long term	33	1,407
Total liabilities	89,855	84,209

Stockholders’ (deficit) equity:
Common stock, $0.0075 par value, 138,666,666 shares authorized, 82,887,828 and 82,447,274 shares outstanding at March 31, 2013 and December 31, 2012, respectively	618	615
Additional paid-in capital	980,467	977,962
Accumulated comprehensive income	11	8
Accumulated deficit	(982,005)	(957,118)
Total stockholders’ (deficit) equity	(909)	21,467
Total liabilities and stockholders’ (deficit) equity	$88,946	$105,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

XOMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2013	2012
Revenues:
License and collaborative fees	$399	$1,014
Contract and other	8,796	8,844
Net product sales	258	7
Total revenues	9,453	9,865

Operating expenses:
Research and development	16,590	15,771
Selling, general and administrative	4,124	4,679
Restructuring	17	3,777
Cost of sales	46	-
Total operating expenses	20,777	24,227

Loss from operations	(11,324)	(14,362)

Other income (expense):
Interest expense	(1,172)	(1,042)
Other income (expense)	449	(664)
Revaluation of contingent warrant liabilities	(12,840)	(14,357)
Net loss	$(24,887)	$(30,425)

Basic and diluted net loss per share of common stock	$(0.30)	$(0.69)

Shares used in computing basic and diluted net loss per share of common stock	82,595	44,353

Other comprehensive loss:
Net loss	$(24,887)	$(30,425)
Net unrealized gains on available-for-sale securities	3	-
Comprehensive loss	$(24,884)	$(30,425)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(24,887)	$(30,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	780	1,265
Common stock contribution to 401(k)	828	1,134
Stock-based compensation expense	1,619	674
Accrued interest on interest bearing obligations	1,542	394
Revaluation of contingent warrant liabilities	12,840	14,357
Restructuring charge related to long-lived assets	-	1,707
Amortization of debt discount, final payment fee on debt, and debt issuance costs	603	467
Unrealized (gain) loss on foreign currency exchange	(440)	376
Unrealized loss (gain) on foreign exchange options	189	276
Other non-cash adjustments	(4)	(43)
Changes in assets and liabilities:
Trade and other receivables, net	1,997	2,168
Prepaid expenses and other assets	(802)	(1,651)
Accounts payable and accrued liabilities	(7,128)	(3,221)
Deferred revenue	(111)	884
Other liabilities	(1,554)	(37)
Net cash used in operating activities	(14,528)	(11,675)

Cash flows from investing activities:
Proceeds from maturities of investments	20,000	-
Net purchase of property and equipment	(498)	(548)
Net cash provided by (used in) investing activities	19,502	(548)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	60	39,480
Principal payments of debt	-	(714)
Net cash provided by financing activities	60	38,766

Net increase in cash and cash equivalents	5,034	26,543
Cash and cash equivalents at the beginning of the period	45,345	48,344
Cash and cash equivalents at the end of the period	$50,379	$74,887

Supplemental Cash Flow Information:
Cash paid for:
Interest	$333	$195
Non-cash investing and financing activities:
Issuance of warrants	$-	$6,386
Interest added to principal balances on long-term debt	$290	$398

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Description of Business

XOMA Corporation (“XOMA” or the “Company”), a Delaware corporation combines a portfolio of late-stage clinical programs and research activities to develop innovative therapeutic antibodies with its commercial operations. XOMA focuses its scientific research on allosteric modulation, which offers opportunities for new classes of therapeutic antibodies to treat a wide range of human diseases.  XOMA is developing its lead product candidate gevokizumab (IL-1 beta modulating antibody) with Les Laboratoires Servier (“Servier”) through a global Phase 3 clinical development program and ongoing proof-of-concept studies in other IL-1-mediated diseases. XOMA’s scientific research also has produced the XMet platform, which consists of three classes of preclinical antibodies, including selective insulin receptor modulators that could offer new approaches in the treatment of diabetes.  In order to retain significant value from its scientific discoveries, XOMA initiated commercial operations in January 2012 through the licensing of U.S. commercial rights to Servier’s ACEON® (perindopril erbumine) and certain U.S. rights to a patent-protected portfolio of fixed dose combination (“FDC”) product candidates where perindopril is combined with other active ingredients to treat cardiovascular disease.

2.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of XOMA and its subsidiaries. All intercompany accounts and transactions were eliminated during consolidation. The unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2013.

In management’s opinion, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2013, the consolidated results of the Company’s operations and the Company’s cash flows for the three months ended March 31, 2013 and 2012. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an on-going basis, management evaluates its estimates including, but not limited to, those related to contingent warrant liabilities, revenue recognition, research and development expense, long-lived assets, derivative instruments, stock-based compensation, and restructuring liabilities. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates, such as the Company’s billing under government contracts. Under the Company’s contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), the Company bills using NIH provisional rates and thus are subject to future audits at the discretion of NIAID’s contracting office. These audits can result in adjustments to revenues previously reported.

Long-lived Assets

The Company reviews the carrying values and depreciation lives of its long-lived assets whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the estimated future net cash flows expected to result from the use of an asset is less than its carrying amount. Long-lived assets include property and equipment and building and leasehold improvements. During the three months ended March 31, 2012, the Company recorded an impairment loss of $0.8 million and accelerated depreciation of $0.9 million on long-lived assets in connection with the Company’s 2012 streamlining plan. See Note 5: Streamlining and Restructuring Charges for additional disclosure on the 2012 streamlining plan.

Concentration of Risk

Cash equivalents and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents such as money market funds. The Company has not encountered such issues during the first quarter of 2013.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three months ended March 31, 2013, two customers represented 79% and 18% of total revenue and 56% and 39% of the accounts receivable balance.

For the three months ended March 31, 2012, these two customers represented 49% and 40% of total revenues. As of December 31, 2012, there were receivables outstanding from these two customers representing 58% and 35% of the accounts receivable balance.

Newly Adopted Accounting Pronouncements

In February 2013, Accounting Standards Codification Topic 220, Comprehensive Income was amended to require companies to report, in one place, information about reclassifications out of accumulated other comprehensive income. Accordingly, a company can present this information on the face of the financial statements, if certain requirements are met, or the information must be presented in the notes to the financial statements. The Company adopted this guidance as of January 1, 2013, on a retrospective basis and the items reclassified out of accumulated other comprehensive income are not material for all periods presented.

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

Potentially dilutive securities are excluded from the calculation of loss per share if their inclusion is anti-dilutive. The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2013	2012
Common stock options and restricted stock units	6,459	5,722
Warrants for common stock	16,176	5,457
Total	22,635	11,179

For the three months ended March 31, 2013 and 2012, all outstanding securities were considered anti-dilutive, and therefore the calculation of basic and diluted net loss per share was the same.

Cash and Cash Equivalents

At March 31, 2013, cash and cash equivalents consisted of demand deposits of $12.4 million and money market funds of $38.0 million with maturities of less than 90 days at the date of purchase. At December 31, 2012, cash and cash equivalents consisted of demand deposits of $7.8 million and money market funds of $37.5 million with maturities of less than 90 days at the date of purchase.

Short-term Investments

At March 31, 2013, short-term investments consisted of U.S. treasury securities of $20.0 million with maturities of greater than 90 days and less than one year from the date of purchase. At December 31, 2012, short-term investments consisted of U.S. treasury securities of $40.0 million with maturities of greater than 90 days and less than one year from the date of purchase.

Foreign Exchange Options

The Company holds debt and may incur revenue and expenses denominated in foreign currencies, which exposes it to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and the Euro. The Company is required in the future to make principal and accrued interest payments in Euros on its €15.0 million loan from Servier (See Note 6: Long-Term Debt and Other Financings). In order to manage its foreign currency exposure related to these payments, in May 2011, the Company entered into two foreign exchange option contracts to buy €1.5 million and €15.0 million in January 2014 and January 2016, respectively. By having these option contracts in place, the Company’s foreign exchange rate risk is reduced if the U.S. dollar weakens against the Euro. However, if the U.S. dollar strengthens against the Euro, the Company is not required to exercise these options, but will not receive any refund on premiums paid.

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

The foreign exchange options were revalued at March 31, 2013 and had an aggregate fair value of $0.3 million. The Company recognized losses of $0.2 million and $0.3 million related to the revaluation for the three months ended March 31, 2013 and 2012, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Accrued payroll and other benefits	$2,169	$2,461
Accrued management incentive compensation	1,086	3,978
Accrued clinical trial costs	746	4,702
Other	1,409	1,904
Total	$5,410	$13,045

Contingent Warrant Liabilities

In March 2012, in connection with an underwritten offering, the Company issued five-year warrants to purchase 14,834,577 shares of XOMA’s common stock at an exercise price of $1.76 per share. These warrants contain provisions that are contingent on the remote occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date of such change in control. The Company believes the likelihood of a change in control prior to the expiration of the warrants is remote; however, due to these provisions, the Company is required to account for the warrants issued in March 2012 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At December 31, 2012, the fair value of the warrant liability was estimated to be $15.0 million using the Black-Scholes Model. The Company revalued the warrant liability at March 31, 2013 using the Black-Scholes Model and recorded the $12.8 million increase in the fair value as a loss in the revaluation of contingent warrant liabilities line of its condensed consolidated statements of comprehensive loss. As of March 31, 2013, 14,265,970 of these warrants were outstanding and had a fair value of $27.8 million. This increase in liability is due primarily to the increase in the market value of the Company’s common stock at March 31, 2013 compared to December 31, 2012.

In February 2010, in connection with an underwritten offering, the Company issued five-year warrants to purchase 1,260,000 shares of XOMA’s common stock at an exercise price of $10.50 per share. In June 2009, the Company issued warrants to certain institutional investors as part of a registered direct offering. These warrants represent the right to acquire an aggregate of up to 347,826 shares of XOMA’s common stock over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share. These warrants contain provisions that are contingent on the remote occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. The Company believes the likelihood of a change in control prior to the expiration of the warrants is remote; however, due to these provisions, the Company is required to account for the warrants issued in February 2010 and June 2009 as liabilities at fair value. As of March 31, 2013, all of these warrants were outstanding and had an aggregate fair value of approximately $33,000.

4.  Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or the amount that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies ASC 820, which establishes a framework for measuring fair value and a fair value hierarchy that prioritizes the inputs used in valuation techniques. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for similar assets or liabilities.

Level 3 – Unobservable inputs.

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

Financial assets and liabilities carried at fair value as of March 31, 2013 and December 31, 2012 were classified as follows (in thousands):

	Fair Value Measurements at March 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$37,951	$-	$-	$37,951
U.S. treasury securities (2)	19,996	-	-	19,996
Foreign exchange options (3)	-	299	-	299
Total	$57,947	$299	$-	$58,246

Liabilities:
Contingent warrant liabilities	$-	$-	$27,841	$27,841

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$37,461	$-	$-	$37,461
U.S. treasury securities (2)	39,987	-	-	39,987
Foreign exchange options (3)	-	488	-	488
Total	$77,448	$488	$-	$77,936

Liabilities:
Contingent warrant liabilities	$-	$-	$15,001	$15,001

(1)  Included in cash and cash equivalents
(2)  Included in short-term investments
(3)  Included in other assets

The fair value of the foreign exchange options at March 31, 2013 and December 31, 2012 was determined using readily observable market inputs from actively quoted markets obtained from various third-party data providers. These inputs, such as spot rate, forward rate and volatility have been derived from readily observable market data, meeting the criteria for Level 2 in the fair value hierarchy.

The fair value of the contingent warrant liabilities was determined at March 31, 2013 and December 31, 2012 using the Black-Scholes Model, which requires inputs such as the expected term of the warrants, volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop.

The fair value of the contingent warrant liabilities was estimated using the following range of assumptions at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Expected volatility	40%	40%
Risk-free interest rate	0.3% - 0.4%	0.3% - 0.7%
Expected term	1.7 - 3.9 years	1.9 - 4.2 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2013 (in thousands):

Contingent warrant liabilities	March 31, 2013
Balance at December 31, 2012	$15,001
Net increase in fair value of contingent warrant liabilities upon revaluation	12,840
Balance at March 31, 2013	$27,841

The net increase of $12.8 million in the estimated fair value of the contingent warrant liabilities was recognized as a loss in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2013.

For the three months ended March 31, 2012, the Company recognized a net increase of $14.4 million in the estimated fair value of the contingent warrant liabilities as a loss in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of comprehensive loss.

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

In connection with the streamlining of operations, the Company incurred restructuring charges in the first quarter of 2012 of $2.1 million related to severance, other termination benefits and outplacement services and $1.7 million related to the impairment and accelerated depreciation of various assets and leasehold improvements. The Company does not expect to incur additional significant restructuring charges during 2013 related to these streamlining activities.

6.  Long-Term Debt

Novartis Note

In May 2005, the Company executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June 2015. Under the note agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.51% at March 31, 2013, and is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50 million. The Company has made this election for all interest payments thus far. Loans under the note agreement are secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder.

At March 31, 2013 and December 31, 2012, the outstanding principal balance under this note agreement was $14.4 million. Pursuant to the terms of the arrangement as restructured in November 2008, the Company will not make any additional borrowings under the Novartis note. Due to the structure of the secured note agreement with Novartis and since there is no liquid market for this obligation, there is no practical method to estimate fair value of this long-term debt.

Servier Loan

In December 2010, in connection with the license and collaboration agreement entered into with Servier, the Company executed a loan agreement with Servier (the “Servier Loan Agreement”), which provided for an advance of up to €15.0 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million. The loan is secured by an interest in XOMA’s intellectual property rights to all gevokizumab indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period was 3.22%. The interest rate has been reset to 3.83% for the six-month period from July 2011 through January 2012, 3.54% for the six-month period from January 2012 through July 2012, 2.80% for the six-month period from July 2012 through January 2013, and 2.33% for the six-month period from January 2013 through July 2013. Interest is payable semi-annually; however, the Servier Loan Agreement provides for a deferral of interest payments over a period specified in the agreement. During the deferral period, accrued interest will be added to the outstanding principal amount for the purpose of interest calculation for the next six-month interest period. On the repayment commencement date, all unpaid and accrued interest shall be paid to Servier and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. The loan matures in 2016; however, after a specified period prior to final maturity, the loan is to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under the Company’s collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments the Company receives from any third-party collaboration or development partner for rights to gevokizumab in the U.S. and/or Japan.  In addition, the loan becomes immediately due and payable upon certain customary events of default. At March 31, 2013 and December 31, 2012, the outstanding principal balance under this loan was $19.2 million and $19.8 million, respectively, using the Euro to US Dollar exchange rates of 1.2816 and 1.3215, respectively. For the three months ended March 31, 2013 and 2012, the Company recorded an unrealized foreign exchange gain of $0.6 million and an unrealized foreign exchange loss of $0.6 million, respectively, related to the re-measurement of the loan.

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

The loan discount is amortized under the effective interest method over the expected five-year life of the loan.  The Company recorded non-cash interest expense of $0.4 million and $0.3 million in the three months ended March 31, 2013 and 2012, respectively, resulting from the amortization of the loan discount. At March 31, 2013 and December 31, 2012, the net carrying value of the loan was $14.2 million. For the three months ended March 31, 2013 and 2012, the Company recorded unrealized foreign exchange losses of $0.2 million related to the re-measurement of the loan discount.

The Company believes realization of the benefit and the associated deferred revenue is contingent on the loan remaining outstanding over the five-year contractual term of the loan. If the Company were to stop providing service under the collaboration arrangement and the arrangement is terminated, the maturity date of the loan would be accelerated and a portion of measured benefit would not be realized. As the realization of the benefit is contingent, in part, on the provision of future services, the Company is recognizing the deferred revenue over the expected five-year life of the loan. The deferred revenue is amortized under the effective interest method, and the Company recorded $0.4 million and $0.3 million of related non-cash revenue during the three months ended March 31, 2013 and 2012, respectively.

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

At March 31, 2013 and December 31, 2012, the outstanding principal balance under the Amended Term Loan was $12.5 million.

Interest Expense

Interest expense and amortization of debt issuance costs and discounts, recorded as other expense in the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2013 and 2012 are shown below (in thousands):

	Three Months Ended March 31,
	2013	2012
Interest expense
GECC term loan	$545	$417
Servier loan	525	516
Novartis note	91	99
Other	11	10
Total interest expense	$1,172	$1,042

7.  Income Taxes

The Company did not recognize any income tax expense for the three months ended March 31, 2013 and 2012. The Company’s effective tax rate will fluctuate from period to period due to several factors inherent in the nature of the Company’s operations and business transactions. The factors that most significantly impact this rate include the variability of licensing transactions in foreign jurisdictions.

8.  Stock-based Compensation

In the first quarter of 2013, the Board of Directors of the Company approved grants under the Company’s Long Term Incentive Plan for an aggregate of 994,053 stock options and an aggregate of 895,860 restricted stock units (“RSUs”) to certain employees of the Company. The stock options vest monthly over four years, and the RSUs vest annually over three years, in equal increments.

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

The fair value of the stock options granted was estimated based on the following weighted average assumptions for three months ended March 31, 2013 and 2011:

	Three Months Ended March 31,
	2013	2012
Dividend yield	0%	0%
Expected volatility	92%	92%
Risk-free interest rate	0.78%	1.05%
Expected term	5.6 years	5.6 years

Stock option activity for the three months ended March 31, 2013 was as follows:
	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2012	6,788,383	$8.99	7.36	$1,531
Granted	994,053	2.92
Exercised	(19,090)	1.97
Forfeited, expired or cancelled	(54,930)	31.12
Options outstanding at March 31, 2013	7,708,416	$8.07	7.54	$4,502
Options exercisable at March 31, 2013	4,473,529	$11.70	6.39	$2,245

The valuation of RSUs is determined at the date of grant using the closing stock price. To establish an estimate of forfeiture rate, the Company considers its historical experience of forfeitures and terminations.

Unvested RSU activity for the three months ended March 31, 2013 is summarized below:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested balance at December 31, 2012	1,459,853	$2.75
Granted	895,860	2.87
Vested	(164,998)	2.50
Forfeited	(4,835)	2.06
Unvested balance at March 31, 2013	2,185,880	$2.65

The following table shows total stock-based compensation expense included in the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Research and development	$997	$385
Selling, general and administrative	622	289
Total stock-based compensation expense	$1,619	$674

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

We are a leader in the discovery and development of innovative antibody-based therapeutics. Our lead drug candidate, gevokizumab (formerly XOMA 052), is a potent humanized monoclonal antibody with unique allosteric modulating properties.  Gevokizumab binds to the inflammatory cytokine interleukin-1 beta (“IL-1 beta”), which is believed to be a primary trigger of pathologic inflammation in multiple diseases. We have entered into a license and collaboration agreement with Les Laboratoires Servier (“Servier”) to develop and commercialize gevokizumab in multiple indications. In collaboration with Servier, we have launched the global Phase 3 gevokizumab clinical development program for active and controlled non-infectious uveitis (“NIU”) involving the intermediate and/or posterior segment of the eye, and Behçet’s uveitis.  XOMA is conducting both of the NIU studies, and Servier is sponsoring the study in Behçet’s uveitis. The study sites are screening and enrolling patients in these distinct studies.

Separately, we launched a Phase 2 proof-of-concept program for gevokizumab to evaluate additional indications for further development, including a clinical trial in moderate-to-severe inflammatory acne, for which we reported encouraging preliminary top-line results in January 2013; a clinical trial in erosive osteoarthritis of the hand, which was opened for enrollment in June 2012; and a clinical trial in scleritis that is being conducted by the National Eye Institute (“NEI”), a part of the U.S. National Institutes of Health (“NIH”). Servier is expected to institute its own proof-of-concept program for gevokizumab in indications different from ours. In November 2012, Servier began a Phase 2 study to determine gevokizumab’s potential to decrease plaque inflammation in patients with atherosclerosis.

Our proprietary preclinical pipeline includes classes of antibodies that activate, sensitize or deactivate the insulin receptor in vivo, which we have named XMet.  This portfolio of antibodies represents potential new therapeutic approaches to the treatment of diabetes and several diseases that have insulin involvement, which we believe may be orphan drug opportunities.

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

Significant Developments in the First Quarter of 2013

Gevokizumab

•
In January 2013, we announced encouraging preliminary top-line data from an interim analysis of our Phase 2 proof-of-concept study to evaluate the safety and efficacy of gevokizumab for the treatment of moderate-to-severe inflammatory acne. Preliminary data from the 125-patient trial demonstrated clear activity according to the Investigator’s Global Assessment (“IGA”) parameter. Gevokizumab was well-tolerated in this trial, with no significant differences in adverse events between gevokizumab and placebo and no serious drug-related adverse events were reported.

Management Addition

•	On March 18, 2013, the Company announced Tom Klein has joined the Company as Vice President, Chief Commercial Officer, a newly created position reporting to John Varian, Chief Executive Officer.

Results of Operations

Revenues

Total revenues for the three months ended March 31, 2013 and 2012, were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)
License and collaborative fees	$399	$1,014	$(615)
Contract and other	8,796	8,844	(48)
Product sales	258	7	251
Total revenues	$9,453	$9,865	$(412)

License and Collaborative Fees

License and collaborative fee revenue includes fees and milestone payments related to the out-licensing of our products and technologies. The decrease in license and collaborative fee revenue for the three months ended March 31, 2013, as compared to the same period of 2012, was due primarily a $0.6 million decrease in licensing fees. The generation of future revenue related to license fees and other collaborative arrangements is dependent on our ability to attract new licensees to our antibody technologies and new collaboration partners. We expect a slight decrease in license and collaboration fee revenue in 2013 compared to 2012 levels.

Contract and Other Revenue

Contract and other revenues include agreements where we provide contracted research and development services to our contract and collaboration partners, including Servier and NIAID. The following table shows the activity in contract and other revenue for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)
Servier	$7,027	$3,649	$3,378
NIAID	1,695	4,837	(3,142)
Other	74	358	(284)
Total contract and other	$8,796	$8,844	$(48)

The increase in revenue from Servier is due primarily to an increase in reimbursable clinical development activity under our agreements with Servier. The increase in clinical development activity is partially offset by a decrease in NIAID revenue due primarily to decreased activity under NIAID Contract No. HHSN272200800028C (“NIAID 3”) and the recognition of $2.0 million in revenue during the first quarter of 2012 related to an adjustment to previously-reported revenue from NIAID resulting from an audit by NIAID’s contracting office. This revenue, which was previously deferred, was recognized upon the completion of negotiations with and approval by the NIH in March 2012.

Based on expected levels of revenue generating activity related to our Servier and NIAID contracts, we expect contract and other revenue in 2013 to be comparable to 2012 levels.

Net Product Sales

Net product sales, cost of sales, and product gross margin for the three months ended March 31, 2013 were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)
Net product sales (1)	258	7	251
Cost of sales (2)	46	-	46
Product gross margin	82%	93%

(1)	Product sales are recorded net of prompt pay discounts, volume rebates and product returns.
(2)	Cost of sales includes raw materials, third-party manufacturing and production costs, and royalties payable to Servier for ACEON® sales.

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

Research and development expenses were $16.6 million for the three months ended March 31, 2013, compared with $15.8 million for the same period of 2012. The increase of $0.8 million for the three months ended March 31, 2013, as compared to the same period in 2012, was due primarily to a $0.6 million increase in stock-based compensation costs. Also contributing to the increase was an increase in external manufacturing costs largely offset by a decrease in internal facility costs due to the 2012 streamlining of operations.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $7.6 million in research and development salaries and employee-related expenses for the three months ended March 31, 2013, as compared with $7.0 million for the same period of 2012. The increase of $0.6 million was due primarily to a $0.6 million increase in stock-based compensation.

Our research and development activities can be divided into earlier-stage programs and later-stage programs. Earlier-stage programs include molecular biology, process development, pilot-scale production and preclinical testing. Also included in earlier-stage programs are costs related to excess manufacturing capacity, of which we expect to further decrease in 2013 due to our streamlining objective to utilize a contract manufacturing organization, which was implemented in 2012. Later-stage programs include clinical testing, regulatory affairs and manufacturing clinical supplies. The costs associated with these programs approximate the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Earlier stage programs	$9,217	$8,333
Later stage programs	7,373	7,438
Total	$16,590	$15,771

Our research and development activities also can be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements approximate the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Internal projects	$9,825	$6,682
Collaborative and contract arrangements	6,765	9,089
Total	$16,590	$15,771

For the three months ended March 31, 2013, the gevokizumab program, for which we incurred the largest amount of expense, accounted for more than 40% but less than 50% of our total research and development expenses. A second development program, XMet, accounted for more than 20% but less than 30% of our total research and development expenses and a third development program, NIAID, accounted for more than 10% but less than 20% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expenses for the three months ended March 31, 2013. For the three months ended March 31, 2012, the gevokizumab program, for which we incurred the largest amount of expense, accounted for more than 40% but less than 50% of our total research and development expenses. A second development program, NIAID, accounted for more than 20% but less than 30% of our total research and development expenses and a third development program, XMet, accounted for more than 10% but less than 20% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expenses for the three months ended March 31, 2012.

We expect our research and development spending in 2013 will increase due primarily to our ongoing global Phase 3 clinical program for gevokizumab for the NIU indications, under our license and collaboration agreement with Servier, and our ongoing Phase 2 proof-of-concept program.

Future research and development spending also may be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. Selling, general and administrative expenses were $4.1 million for the three months ended March 31, 2013, compared with $4.7 million for the same period of 2012. The $0.6 million decrease for the first quarter of 2013, as compared to the same period of 2012, was due primarily to a $0.9 million decrease in professional services cost, partially offset by a $0.3 million increase in stock-based compensation.

Streamlining and Restructuring Charges

In January 2012, we implemented a streamlining of operations, which resulted in a restructuring plan designed to sharpen our focus on value-creating opportunities led by gevokizumab and its unique antibody discovery and development capabilities. The restructuring plan included a reduction of XOMA’s personnel by 84 positions, or 34%, of which 52 were eliminated immediately and the remainder eliminated as of April 6, 2012. These staff reductions resulted primarily from our decision to utilize a contract manufacturing organization for Phase 3 and commercial antibody production and to eliminate internal research functions that are non-differentiating or that can be obtained cost effectively by contract service providers.

In connection with the streamlining of operations, we incurred restructuring charges in the first quarter of 2012 of $2.1 million related to severance, other termination benefits and outplacement services and $1.7 million related to the impairment and accelerated depreciation of various assets and leasehold improvements. We do not expect to incur additional significant restructuring charges during 2013 related to these streamlining activities.

Other Income (Expense)

Interest Expense

Interest expense and amortization of debt issuance costs and discounts are shown below the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)
Interest expense
GECC term loan	$545	$417	$128
Servier loan	525	516	9
Novartis note	91	99	(8)
Other	11	10	1
Total interest expense	$1,172	$1,042	$130

The increase of $0.1 million in interest expense in 2013 as compared to 2012 was due primarily to an increase in interest expense under the GECC term loan, amended in September 2012.

Other Expense

Other expense primarily consisted of unrealized and realized (losses) gains. The following table shows the activity in other expense for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)
Other income (expense)
Unrealized foreign exchange gain (loss) (1)	$515	$(402)	$917
Unrealized loss on foreign exchange options	(189)	(276)	87
Other	123	14	109
Total other income (expense)	$449	$(664)	$1,113

(1)	Unrealized foreign exchange gain (loss) for the three months ended March 31, 2013 and 2012 primarily relates to the re-measurement of the €15 million Servier loan.

Revaluation of Contingent Warrant Liabilities

In March 2012, in connection with an underwritten offering, we issued five-year warrants to purchase 14,834,577 shares of XOMA’s common stock at an exercise price of $1.76 per share. These warrants contain provisions that are contingent on the remote occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date of such change in control. We believe the likelihood of a change in control prior to the expiration of the warrants is remote; however, due to these provisions, we are required to account for the warrants issued in March 2012 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At December 31, 2012, the fair value of the warrant liability was estimated to be $15.0 million using the Black-Scholes Model. We revalued the warrant liability at March 31, 2013 using the Black-Scholes Model and recorded the $12.8 million increase in the fair value as a loss in the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive loss. As of March 31, 2013, 14,265,970 of these warrants were outstanding and had a fair value of $27.8 million. This increase in liability is due primarily to the increase in the market value of our common stock at March 31, 2013 compared to December 31, 2012.

In February 2010, in connection with an underwritten offering, we issued five-year warrants to purchase 1,260,000 shares of XOMA’s common stock at an exercise price of $10.50 per share. In June 2009, we issued warrants to certain institutional investors as part of a registered direct offering. These warrants represent the right to acquire an aggregate of up to 347,826 shares of XOMA’s common stock over a five year period beginning December 11, 2009, at an exercise price of $19.50 per share. These warrants contain provisions that are contingent on the remote occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. We believe the likelihood of a change in control prior to the expiration of the warrants is remote; however, due to these provisions, we are required to account for the warrants issued in February 2010 and June 2009 as liabilities at fair value. As of March 31, 2013, all of these warrants were outstanding and had an aggregate fair value of approximately $33,000.

The following table provides a summary of the changes in fair value of contingent warrant liabilities for the three months ended March 31, 2013 (in thousands):

Contingent warrant liabilities	March 31, 2013
Balance at December 31, 2012	$15,001
Net increase in fair value of contingent warrant liabilities upon revaluation	12,840
Balance at March 31, 2013	$27,841

Income Taxes

We did not recognize any income tax expense for the three months ended March 31, 2013 and 2012.

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

We do not expect the unrecognized tax benefits to change significantly over the next twelve months. We will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of March 31, 2013, we have not accrued interest or penalties related to uncertain tax positions.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, our working capital and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	March 31, 2013	December 31, 2012	Change
Cash and cash equivalents	$50,379	$45,345	$5,034
Short-term investments	$19,996	$39,987	$(19,991)
Working Capital	$60,600	$72,004	$(11,404)

	Three Months Ended March 31,
	2013	2012	Change

Net cash used in operating activities	$(14,528)	$(11,675)	$(2,853)
Net cash provided by (used in) investing activities	19,502	(548)	20,050
Net cash provided by financing activities	60	38,766	(38,706)
Net increase in cash and cash equivalents	$5,034	$26,543	$(21,509)

Working Capital

The decrease in working capital was due primarily to a $15.0 million decrease in cash, cash equivalents, and short-term investments, partially offset by a $2.5 million reclassification of principal and accrued interest on our interest bearing obligations from long-term to short-term.

Cash Used in Operating Activities

Net cash used in operating activities was $14.5 million for the three months ended March 31, 2013, compared with $11.7 million for the same period in 2012. Net cash used in operating activities was $2.8 million higher in the first quarter of 2013 due primarily to a decrease in accounts payable and other accrued liabilities of $7.1 million during the first quarter of 2013 associated with timing of payments, compared to a $3.2 million decrease during the first quarter of 2012.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $19.5 million for the three months ended March 31, 2013, compared with net cash used in investing activities of $0.5 million for the same period of 2012. $20.1 million change in cash provided by investing activities was due primarily to the maturity of $20.0 million in short-term investments during the first quarter of 2013. Cash used in investing activities for the three months ended March 31, 2012, primarily consisted of fixed asset purchases.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2013, compared with $38.8 million for the same period of 2012. Cash provided by financing activities in the first quarter of 2013 related to net proceeds received from employee stock purchases. Cash provided by financing activities in the first quarter of 2012 related to net proceeds received from the issuance of common stock and warrants of $36.2 million in the March 2012 underwritten public offering and net proceeds of $3.2 million received from the issuance of common stock under the 2011 ATM Agreement, offset by $0.7 million of principal payments on our loan with GECC.

Net proceeds received during the first quarters of 2013 and 2012 were used to continue development of our gevokizumab product candidate and for other working capital and general corporate purposes.

*           *           *

We have incurred significant operating losses and negative cash flows from operations since our inception. At March 31, 2013, we had cash, cash equivalents, and short-term investments of $70.4 million. During 2013, we expect to continue using our cash, cash equivalents and short-term investments to fund ongoing operations. Additional licensing, antibody discovery and development collaboration agreements, government funding and financing arrangements may positively impact our cash balances. Based on our cash reserves and anticipated spending levels, revenue from collaborations including the gevokizumab license and collaboration agreement with Servier, funding from the loan agreement with GECC, our March 2012 and October 2012 public offerings, biodefense contracts and licensing transactions and other sources of funding that we believe to be available, we estimate we have sufficient cash resources to meet our anticipated net cash needs into late 2014. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period.  If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms.

Critical Accounting Estimates

Critical accounting estimates are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, revenue recognition, research and development expense, long-lived assets, contingent warrant liabilities, derivative instruments and stock-based compensation to be critical policies. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2013, as compared with those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 12, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. Our market risks related to interest rate sensitivities at March 31, 2013, have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2012 filed with the SEC.

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

Our loan from Servier was fully funded in January 2011, with the proceeds converting to approximately $19.5 million using the January 13, 2011 Euro to U.S. dollar exchange rate of 1.3020.  At March 31, 2013, the €15.0 million outstanding principal balance under the Servier Loan Agreement would have equaled approximately $19.2 million using the March 31, 2013 Euro to USD exchange rate of 1.2816. In May 2011, in order to manage our foreign currency exposure relating to our principal and interest payments on our loan from Servier, we entered into two foreign exchange option contracts to buy €1.5 million and €15.0 million in January 2014 and January 2016, respectively. Upfront premiums paid on these foreign exchange option contracts totaled $1.5 million and they had an aggregate fair value of $0.3 million at March 31, 2013. Our use of derivative financial instruments represents risk management; we do not enter into derivative financial contracts for trading purposes.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Vice President, Finance, Chief Financial Officer and Secretary (our principal financial and principal accounting officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Vice President, Finance, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report in timely alerting them to material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings.

Changes in Internal Control

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Because our product candidates are still being developed, we will require substantial funds to continue; we cannot be certain that funds will be available, and if they are not available, we may have to take actions that could adversely affect the price of our common stock and may not be able to continue operations.*

We will need to commit substantial funds to continue development of our product candidates, and we may not be able to obtain sufficient funds on acceptable terms, or at all.  If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. If we raise additional funds through collaboration and licensing arrangements with third parties, we may be required to relinquish some rights to our technologies or our product candidates, grant licenses on terms that are not favorable to us or enter into a collaboration arrangement for a product candidate at an earlier stage of development or for a lesser amount than we might otherwise choose.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may:

•	terminate or delay clinical trials for one or more of our product candidates;
•	further reduce our headcount and capital or operating expenditures; or
•	curtail our spending on protecting our intellectual property.

We finance our operations primarily through our multiple revenue streams resulting from discovery and development collaborations, biodefense contracts, the licensing of our antibody technologies, and sales of our common stock. In August 2010, we sold our royalty interest in CIMZIA® for gross proceeds of $4.0 million, including royalty revenue from the second quarter of 2010. As a result, we no longer have a royalty interest in CIMZIA. We received revenue from this royalty interest of $0.5 million in 2010.

Based on our cash, cash equivalents and short-term investments of $70.4 million at March 31, 2013, anticipated spending levels, anticipated cash inflows from collaborations, biodefense contracts and licensing transactions, funding availability including under our loan agreements, and the proceeds from the October 2012 public offering, we believe we have sufficient cash resources to meet our anticipated net cash needs into the fourth quarter of 2014. Any significant revenue shortfalls, increases in planned spending on development programs, more rapid progress of development programs than anticipated, or the initiation of new clinical trials, as well as the unavailability of anticipated sources of funding, could shorten this period or otherwise have a material adverse impact on our ability to finance our continued operations. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products also may affect our ability to raise new funding on acceptable terms. As a result, we do not know when or whether:

•	operations will generate meaningful funds;
•	additional agreements for product development funding can be reached;
•	strategic alliances can be negotiated; or
•	adequate additional financing will be available for us to finance our own development on acceptable terms, or at all.

Because all of our product candidates still are being developed, we have sustained losses in the past, and we expect to sustain losses in the future.*

We have experienced significant losses, and as of March 31, 2013, we had an accumulated deficit of $982.0 million.

For the three months ended March 31, 2013, we had a net loss of approximately $24.9 million, or $0.30 per share of common stock (basic and diluted). For the three months ended March 31, 2012, we had a net loss of approximately $30.4 million, or $0.69 per share of common stock (basic and diluted).

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

•
In December 2010, we entered into a loan agreement with Servier (the “Servier Loan Agreement”), which provides for an advance of up to €15.0 million and was funded fully in January 2011 with the proceeds converting to approximately $19.5 million at the January 13, 2011, Euro-to-U.S.-dollar exchange rate of 1.3020. This loan is secured by an interest in our intellectual property rights to all gevokizumab indications worldwide, excluding the United States and Japan. The loan has a final maturity date in 2016; however, after a specified period prior to final maturity, the loan is required to be repaid (1) at Servier’s option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (2) using a significant percentage of any upfront, milestone or royalty payments we receive from any third-party collaboration or development partner for rights to gevokizumab in the United States and/or Japan. In addition, the loan becomes immediately due and payable upon certain customary events of default.  At March 31, 2013, the €15.0 million outstanding principal balance under this Servier Loan Agreement would have equaled approximately $19.2 million using the March 31, 2013 Euro-to-U.S.-dollar exchange rate of 1.2816.

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

Drug development has inherent risk, and we are required to demonstrate through adequate and well-controlled clinical trials that our product candidates are effective, with a favorable benefit-risk profile for use in their target profiles before we can seek regulatory approvals for their commercial use.  It is possible we may never receive regulatory approval for any of our product candidates. Even if a product candidate receives regulatory approval, the resulting product may not gain market acceptance among physicians, patients, healthcare payors and the medical community.  In March 2011, we announced our 421-patient Phase 2b trial of gevokizumab in Type 2 diabetes did not achieve the primary endpoint of reduction in hemoglobin A1c (“HbA1c”) after six monthly treatments with gevokizumab compared to placebo. In June 2011, we announced top-line trial results from our six-month 74-patient Phase 2a trial of gevokizumab in Type 2 diabetes, and there were no differences in glycemic control between the drug and placebo groups as measured by HbA1c levels.

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

We may issue additional equity securities and thereby materially and adversely affect the price of our common stock.*

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which none were issued and outstanding as of May 6, 2013, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. In April 2011, the 2,959 Series B convertible preference shares previously issued to Genentech were converted by Genentech into 254,560 shares of common stock. In addition, we are authorized to issue, generally without stockholder approval, up to 138,666,666 shares of common stock, of which 82,893,328 were issued and outstanding as of May 6, 2013. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

On February 4, 2011, we entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”) with McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”), under which we may sell shares of our common stock from time to time through the MLV, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under our Registration Statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011, and amended on March 10, 2011, June 3, 2011, and January 3, 2012, which was most recently declared effective by the SEC on January 17, 2012. MLV may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker. MLV also may sell the shares in privately negotiated transactions, subject to our prior approval. From the inception of the 2011 ATM Agreement through May 6, 2013, we sold a total of 7,572,327 shares of common stock under this agreement for aggregate gross proceeds of $14.6 million.

On March 9, 2012, we completed an underwritten public offering of 29,669,154 shares of our common stock, and accompanying warrants to purchase one half of a share of common stock for each share purchased, at a public offering price of $1.32 per share. Total gross proceeds from the offering were approximately $39.2 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $3.0 million. The warrants, which represent the right to acquire an aggregate of up to 14,834,577 shares of common stock, are exercisable immediately and have a five-year term and an exercise price of $1.76 per share. As of May 6, 2013, 14,265,970 of these warrants were outstanding.

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

Our share price may be volatile and there may not be an active trading market for our common stock.*

There can be no assurance the market price of our common stock will not decline below its present market price or there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2013, through May 6, 2013, the share price of our common stock has ranged from a high of $3.67 to a low of $2.43. Factors contributing to such volatility include, but are not limited to:

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

•
We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 60 companies. As of May 6, 2013, we were aware of two antibody products manufactured using this technology that have received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular wet age-related macular degeneration and UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis. In the third quarter of 2009, we sold our LUCENTIS royalty interest to Genentech. In the third quarter of 2010, we sold our CIMZIA royalty interest.

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

Gevokizumab

We, in collaboration with Servier, are developing gevokizumab, a potent monoclonal antibody with unique allosteric modulating properties that binds strongly to interleukin-1 beta (IL-1 beta), a pro-inflammatory cytokine.  In binding to IL-1 beta, gevokizumab inhibits the activation of the IL-1 receptor, thereby modulating the cellular signaling events that produce inflammation. Other companies are developing other products based on the same or similar therapeutic targets as gevokizumab, and these products may prove more effective than gevokizumab. We are aware that:

•
Novartis markets and is developing Ilaris (canakinumab, ACZ885), a fully human monoclonal antibody that selectively binds to and neutralizes IL-1 beta. Since 2009, canakinumab has been approved in over 50 countries for the treatment of children and adults suffering from Cryopyrin-Associated Periodic Syndrome (“CAPS”). Novartis has filed for regulatory approval of canakinumab in the United States and Europe for the treatment of acute attacks in gouty arthritis. On March 1, 2013, Novartis announced that they received EU approval for Ilaris in patients suffering acute gouty arthritis attacks which cannot gain relief from current treatments. It is administered as a single 150 mg subcutaneous injection. In September 2011, Novartis announced positive results of a pivotal Phase 3 trial of canakinumab in patients with systemic juvenile idiopathic arthritis and it plans to seek regulatory approval for this indication in 2012. Novartis also is pursuing other diseases in which IL-1 beta may play a prominent role, such as systemic secondary prevention of cardiovascular events.

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

•
In 2008, Swedish Orphan Biovitrum obtained from Amgen the global exclusive rights to Kineret® (anakinra) for rheumatoid arthritis as currently indicated in its label. In November 2009, the agreement regarding Swedish Orphan Biovitrum’s Kineret license was expanded to include certain orphan indications.  Kineret is an IL-1 receptor antagonist (IL-1ra) that has been evaluated in multiple IL-1-mediated diseases, including indications we are considering for gevokizumab. In addition to other on-going studies, a proof-of-concept clinical trial in the United Kingdom investigating Kineret in patients with a certain type of myocardial infarction, or heart attack, has been completed. In August 2010, Biovitrum announced the FDA had granted orphan drug designation to Kineret for the treatment of CAPS, and in January 2013 they obtained FDA approval for NOMID, a severe form of CAPS.

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

•
The following companies have completed or are conducting or planning Phase 3 clinical trials of the following products for the treatment of noninfectious intermediate, posterior or pan-uveitis: Abbott - HUMIRA® (adalimumab); Lux Biosciences, Inc. – LUVENIQ® (voclosporin); Novartis - Myfortic® (mycophenalate sodium) and Santen Pharmaceutical Co., Ltd. – Sirolimus® (rapamycin).

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

The pharmaceutical and biotechnology industries are subject to extensive regulation, and from time to time, legislative bodies and governmental agencies consider changes to such regulations that could have significant impact on industry participants. For example, in light of certain highly publicized safety issues regarding certain drugs that had received marketing approval, the U.S. Congress has considered various proposals regarding drug safety, including some that would require additional safety studies and monitoring and could make drug development more costly. We are unable to predict what additional legislation or regulation, if any, relating to safety or other aspects of drug development may be enacted in the future or what effect such legislation or regulation would have on our business.

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

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), the Company experienced ownership changes in 2009 and 2012 which substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year.  As of March 31, 2013, the Company has excluded the NOLs and R&D credits that will expire as a result of the annual limitations. To the extent that the Company does not utilize its carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will also expire unused.

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

Because we are a relatively small biopharmaceutical company with limited resources, we may not be able to attract and retain qualified personnel.*

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 167 employees as of May 6, 2013. We may require additional experienced executive, accounting, research and development, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

Volatility in the financial markets also has created liquidity problems in investments previously thought to bear a minimal risk.  For example, money market fund investors, including us, have in the past been unable to retrieve the full amount of funds, even in highly rated liquid money market accounts, upon maturity. Although as of March 31, 2013, we have received the full amount of proceeds from money market fund investments, an inability to retrieve funds from money market fund investments as they mature in the future could have a material and adverse impact on our business, results of operations and cash flows.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since March 31, 2013, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not impact our current portfolio of cash equivalents negatively or our ability to meet our financing objectives.

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

We have a significant stockholder, which may limit other stockholders’ ability to influence corporate matters and may give rise to conflicts of interest.*

Entities controlled by Felix J. Baker and Julian C. Baker beneficially own approximately 30.8% of our outstanding common stock as of May 6, 2013, which includes warrants to purchase approximately 7.6 million shares of XOMA’s common stock at an exercise price of $1.76 per share. On July 19, 2012, our Board of Directors elected Kelvin Neu, M.D., to serve on our Board of Directors. Dr. Neu is a Managing Director at Baker Bros. Advisors, LLC, an entity controlled by Felix J. Baker and Julian C. Baker. Accordingly, these entities may exert significant influence over us and any action requiring the approval of the holders of our stock, including the election of directors and approval of significant corporate transactions. Furthermore, conflicts of interest could arise in the future between us, on the one hand, and these entities, on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters.

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

On May 8, 2013, the Company issued a press release announcing the Company’s financial results for the first quarter ended March 31, 2013. A copy of the press release is furnished as Exhibit 99.1 to this report.

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

XOMA Corporation

Date: May 8, 2013	By:	/s/ JOHN VARIAN
John Varian Chief Executive Officer (principal executive officer) and Director

Date: May 8, 2013	By:	/s/ FRED KURLAND
Fred Kurland Vice President, Finance, Chief Financial Officer and Secretary (principal financial and principal accounting officer)

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Form of Certificate of Designations of Series A Preferred Stock	8-K	000-14710	3.1	01/03/2012

4.4	Form of Amended and Restated Warrant (June 2009 Warrants)	8-K	000-14710	10.6	02/02/2010

4.5	Form of Warrant (February 2010 Warrants)	8-K	000-14710	10.2	02/02/2010

4.6	Form of Warrant (December 2011 Warrants)	10-K	000-14710	4.9	03/14/2012

4.7	Form of Warrant (March 2012 Warrants)	8-K	000-14710	4.1	03/07/2012

4.8	Form of Warrant (September 2012 Warrants)	8-K	000-14710	4.10	10/03/2012

10.1+	Officer Employment Agreement by and between XOMA Corporation and Thomas Klein dated March 18, 2013

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+
Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

99.1+	Press Release dated May 8, 2013

101.INS+	XBRL Instance Document(2)

101.SCH+	XBRL Taxonomy Extension Schema Document(2)

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document(2)

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document(2)

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document(2)

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document(2)

+	Filed herewith

(1)
This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

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