Form 10-Q
period 2013-06-30
XOMA Corp
filed 2013-08-07
CIK 791908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2013
Common Stock, $0.0075 par value	83,158,482

XOMA CORPORATION
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

XOMA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$57,934	$45,345
Short-term investments	-	39,987
Trade and other receivables, net	7,293	8,249
Prepaid expenses and other current assets	3,193	2,256
Total current assets	68,420	95,837
Property and equipment, net	7,308	8,143
Other assets	1,219	1,696
Total assets	$76,947	$105,676

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$5,899	$3,867
Accrued and other liabilities	6,629	13,045
Deferred revenue	3,618	3,409
Interest bearing obligation – current	4,085	3,391
Accrued Interest on interest bearing obligations – current	1,694	121
Total current liabilities	21,925	23,833
Deferred revenue – long-term	5,392	6,315
Interest bearing obligations – long-term	36,874	37,653
Contingent warrant liabilities	29,618	15,001
Other liabilities - long term	-	1,407
Total liabilities	93,809	84,209

Stockholders’ (deficit) equity:
Common stock, $0.0075 par value, 138,666,666 shares authorized, 83,019,347 and 82,447,274 shares outstanding at June 30, 2013 and December 31, 2012, respectively	619	615
Additional paid-in capital	981,772	977,962
Accumulated comprehensive income	-	8
Accumulated deficit	(999,253)	(957,118)
Total stockholders’ (deficit) equity	(16,862)	21,467
Total liabilities and stockholders’ (deficit) equity	$76,947	$105,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

XOMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
License and collaborative fees	$605	$2,525	$1,003	$3,538
Contract and other	6,336	6,181	15,133	15,026
Net product sales	210	569	469	576
Total revenues	7,151	9,275	16,605	19,140

Operating expenses:
Research and development	17,049	18,441	33,640	34,211
Selling, general and administrative	4,081	3,567	8,203	8,246
Restructuring	79	676	97	4,453
Cost of sales	21	81	67	82
Total operating expenses	21,230	22,765	42,007	46,992

Loss from operations	(14,079)	(13,490)	(25,402)	(27,852)

Other income (expense):
Interest expense	(1,164)	(1,025)	(2,336)	(2,068)
Other (expense) income	(224)	542	224	(122)
Revaluation of contingent warrant liabilities	(1,781)	(2,182)	(14,621)	(16,538)
Net loss	$(17,248)	$(16,155)	$(42,135)	$(46,580)

Basic and diluted net loss per share of common stock	$(0.21)	$(0.24)	$(0.51)	$(0.83)

Shares used in computing basic and diluted net loss per share of common stock	82,939	68,087	82,768	56,221

Other comprehensive loss:
Net loss	$(17,248)	$(16,155)	$(42,135)	$(46,580)
Net unrealized loss on available-for-sale securities	(11)	5	(8)	5
Comprehensive loss	$(17,259)	$(16,150)	$(42,143)	$(46,575)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(42,135)	$(46,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,413	2,419
Common stock contribution to 401(k)	828	1,134
Stock-based compensation expense	2,719	1,246
Accrued interest on interest bearing obligations	1,757	611
Revaluation of contingent warrant liabilities	14,621	16,538
Restructuring charge related to long-lived assets	-	2,081
Amortization of debt discount, final payment fee on debt, and debt issuance costs	1,214	939
Loss on sale costs and retirement of property & equipment	281	-
Unrealized gain on foreign currency exchange	(228)	(383)
Unrealized loss on foreign exchange options	189	611
Other non-cash adjustments	(22)	9
Changes in assets and liabilities:
Trade and other receivables, net	974	5,851
Prepaid expenses and other assets	(880)	706
Accounts payable and accrued liabilities	(4,128)	(1,594)
Deferred revenue	(713)	(1,793)
Other liabilities	(1,662)	(62)
Net cash used in operating activities	(25,772)	(18,267)

Cash flows from investing activities:
Purchase of investments	-	(11,990)
Proceeds from maturities of investments	40,000	-
Net purchase of property and equipment	(859)	(1,121)
Net cash provided by (used in) investing activities	39,141	(13,111)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	262	39,426
Principal payments of debt	(1,042)	(1,428)
Payment of issuance costs on long-term debt	-	(47)
Net cash (used in) provided by financing activities	(780)	37,951

Net increase in cash and cash equivalents	12,589	6,573
Cash and cash equivalents at the beginning of the period	45,345	48,344
Cash and cash equivalents at the end of the period	$57,934	$54,917

Supplemental Cash Flow Information:
Cash paid for:
Interest	$679	$466
Non-cash investing and financing activities:
Issuance of warrants	$-	$6,376
Interest added to principal balances on long-term debt	$473	$598

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Description of Business

XOMA Corporation (“XOMA” or the “Company”), a Delaware corporation combines a portfolio of late-stage clinical programs and research activities to develop innovative therapeutic antibodies with its commercial operations. XOMA focuses its scientific research on allosteric modulation, which offers opportunities for new classes of therapeutic antibodies to treat a wide range of human diseases.  XOMA is developing its lead product candidate gevokizumab (IL-1 beta modulating antibody) with Les Laboratoires Servier (“Servier”) through a global Phase 3 clinical development program and ongoing proof-of-concept studies in other IL-1-mediated diseases. XOMA’s scientific research also has produced the XMet platform, which consists of three classes of preclinical antibodies, including selective insulin receptor modulators that could offer new approaches in the treatment of diabetes.  XOMA initiated commercial operations in January 2012 through the licensing of U.S. commercial rights to Servier’s ACEON® (perindopril erbumine) and certain U.S. rights to a patent-protected portfolio of fixed dose combination (“FDC”) product candidates where perindopril is combined with other active ingredients to treat cardiovascular disease. In July 2013, the Company transferred these rights to Symplmed Pharmaceuticals, LLC (“Symplmed”) in exchange for an equity position in Symplmed and up to double-digit royalties on sales of the first FDC product, if it is approved by the U.S. Food and Drug Administration (the “FDA”).

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

In management’s opinion, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of June 30, 2013, the consolidated results of the Company’s operations and the Company’s cash flows for the three and six months ended June 30, 2013 and 2012. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

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

Long-lived Assets

The Company reviews the carrying values and depreciation lives of its long-lived assets whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the estimated future net cash flows expected to result from the use of an asset is less than its carrying amount. Long-lived assets include property and equipment and building and leasehold improvements. In connection with the Company’s 2012 streamlining plan, the Company recorded an impairment loss of $0.8 million during the six months ended June 30, 2012. The Company did not book an impairment loss in the second quarter of 2012. During the three and six months ended June 30, 2012, the Company recorded accelerated depreciation of $0.4 million and $1.3 million, respectively, on long-lived assets. See Note 5: Streamlining and Restructuring Charges for additional disclosure on the 2012 streamlining plan.

Concentration of Risk

Cash equivalents and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents such as money market funds. The Company has not encountered such issues during 2013.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the six months ended June 30, 2013, two customers represented 68% and 25% of total revenue and 49% and 42% of the accounts receivable balance.

For the six months ended June 30, 2012, these two customers represented 41% and 37% of total revenues. As of December 31, 2012, there were receivables outstanding from these two customers representing 58% and 35% of the accounts receivable balance.

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

3.  Condensed Consolidated Financial Statement Detail

Net Loss Per Share of Common Stock

Basic net loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is based on the weighted average number of shares outstanding during the period, adjusted to include the assumed conversion of certain stock options, restricted stock units (“RSUs”), and warrants for common stock.

Potentially dilutive securities are excluded from the calculation of loss per share if their inclusion is anti-dilutive. The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Common stock options and restricted stock units	7,346	5,121	7,084	5,566
Warrants for common stock	16,176	16,702	16,176	11,079
Total	23,522	21,823	23,260	16,645

For the three and six months ended June 30, 2013 and 2012, all outstanding securities were considered anti-dilutive, and therefore the calculation of basic and diluted net loss per share was the same.

Cash and Cash Equivalents

At June 30, 2013, cash and cash equivalents consisted of demand deposits of $10.1 million and money market funds of $47.8 million with maturities of less than 90 days at the date of purchase. At December 31, 2012, cash and cash equivalents consisted of demand deposits of $7.8 million and money market funds of $37.5 million with maturities of less than 90 days at the date of purchase.

Short-term Investments

At June 30, 2013, the Company did not have short-term investments. At December 31, 2012, short-term investments consisted of U.S. treasury securities of $40.0 million with maturities of greater than 90 days and less than one year from the date of purchase.

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

The foreign exchange options were revalued at June 30, 2013 and had an aggregate fair value of $0.3 million. The Company recognized losses for the three and six months ended June 30, 2013 of $2,000 and $0.2 million, respectively, as a result of the revaluation. The Company recognized losses for the three and six months ended June 30, 2012 of $0.3 million and $0.6 million, respectively, as a result of the revaluation.

Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Accrued payroll and other benefits	$2,604	$2,461
Accrued management incentive compensation	2,177	3,978
Accrued clinical trial costs	659	4,702
Other	1,189	1,904
Total	$6,629	$13,045

Contingent Warrant Liabilities

In March 2012, in connection with an underwritten offering, the Company issued five-year warrants to purchase 14,834,577 shares of XOMA’s common stock at an exercise price of $1.76 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date of such change in control. Due to these provisions, the Company is required to account for the warrants issued in March 2012 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At December 31, 2012, the fair value of the warrant liability was estimated to be $15.0 million using the Black-Scholes Model. The Company revalued the warrant liability at June 30, 2013 using the Black-Scholes Model and recorded the $14.6 million increase in the fair value as a loss in the revaluation of contingent warrant liabilities line of its condensed consolidated statements of comprehensive loss. As of June 30, 2013, 14,264,470 of these warrants were outstanding and had a fair value of $29.6 million. This increase in liability is due primarily to the increase in the market price of the Company’s common stock at June 30, 2013 compared to December 31, 2012.

In February 2010, in connection with an underwritten offering, the Company issued five-year warrants to purchase 1,260,000 shares of XOMA’s common stock at an exercise price of $10.50 per share. In June 2009, the Company issued warrants to certain institutional investors as part of a registered direct offering. These warrants represent the right to acquire an aggregate of up to 347,826 shares of XOMA’s common stock over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company is required to account for the warrants issued in February 2010 and June 2009 as liabilities at fair value. As of June 30, 2013, all of these warrants were outstanding and had an aggregate fair value of approximately $26,000.

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

Level 3 – Unobservable inputs.

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

Financial assets and liabilities carried at fair value as of June 30, 2013 and December 31, 2012 were classified as follows (in thousands):

	Fair Value Measurements at June 30, 2013 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$47,773	$-	$-	$47,773
Foreign exchange options (3)	-	297	-	297
Total	$47,773	$297	$-	$48,070

Liabilities:
Contingent warrant liabilities	$-	$-	$29,618	$29,618

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$37,461	$-	$-	$37,461
U.S. treasury securities (2)	39,987	-	-	39,987
Foreign exchange options (3)	-	488	-	488
Total	$77,448	$488	$-	$77,936

Liabilities:
Contingent warrant liabilities	$-	$-	$15,001	$15,001

(1)	Included in cash and cash equivalents
(2)	Included in short-term investments
(3)	Included in other assets

The fair value of the foreign exchange options at June 30, 2013 and December 31, 2012 was determined using readily observable market inputs from actively quoted markets obtained from various third-party data providers. These inputs, such as spot rate, forward rate and volatility have been derived from readily observable market data, meeting the criteria for Level 2 in the fair value hierarchy.

The fair value of the contingent warrant liabilities was determined at June 30, 2013 and December 31, 2012 using the Black-Scholes Model, which requires inputs such as the expected term of the warrants, volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop.

The fair value of the contingent warrant liabilities was estimated using the following range of assumptions at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Expected volatility	40%	40%
Risk-free interest rate	0.2% - 0.7%	0.3% - 0.7%
Expected term	1.4 - 3.7 years	1.9 - 4.2 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2013 (in thousands):

Contingent warrant liabilities	June 30, 2013
Balance at December 31, 2012	15,001
Reclassification of contingent warrant liability to equity upon exercise of warrants	(4)
Net increase in fair value of contingent warrant liabilities upon revaluation	14,621
Balance at June 30, 2013	29,618

For the three and six months ended June 30, 2013, the Company recognized net increases of $1.8 million and $14.6 million, respectively, in the estimated fair value of the contingent warrant liabilities resulting in recognized losses in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of comprehensive loss.

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

In connection with the streamlining of operations, the Company incurred restructuring charges in the first half of 2012 of $2.1 million related to severance, other termination benefits and outplacement services, $2.1 million related to the impairment and accelerated depreciation of various assets and leasehold improvements, and $0.3 million related to moving and other facility costs. The Company does not expect to incur additional significant restructuring charges during 2013 related to these streamlining activities.

6.  Long-Term Debt

Novartis Note

In May 2005, the Company executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June 2015. Under the note agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.41% at June 30, 2013, and is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50 million. The Company has made this election for all interest payments thus far. Loans under the note agreement are secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder.

At June 30, 2013 and December 31, 2012, the outstanding principal balance under this note agreement was $14.4 million. Pursuant to the terms of the arrangement as restructured in November 2008, the Company will not make any additional borrowings under the Novartis note. Due to the structure of the secured note agreement with Novartis and since there is no liquid market for this obligation, there is no practical method to estimate fair value of this long-term debt.

Servier Loan

In December 2010, in connection with the license and collaboration agreement entered into with Servier, the Company executed a loan agreement with Servier (the “Servier Loan Agreement”), which provided for an advance of up to €15.0 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million. The loan is secured by an interest in XOMA’s intellectual property rights to all gevokizumab indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period was 3.22%. The interest rate has been reset to 3.83% for the six-month period from July 2011 through January 2012, 3.54% for the six-month period from January 2012 through July 2012, 2.80% for the six-month period from July 2012 through January 2013, and 2.33% for the six-month period from January 2013 through July 2013. Interest is payable semi-annually; however, the Servier Loan Agreement provides for a deferral of interest payments over a period specified in the agreement. During the deferral period, accrued interest will be added to the outstanding principal amount for the purpose of interest calculation for the next six-month interest period. On the repayment commencement date, all unpaid and accrued interest shall be paid to Servier and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. The loan matures in 2016; however, after a specified period prior to final maturity, the loan is to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under the Company’s collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments the Company receives from any third-party collaboration or development partner for rights to gevokizumab in the U.S. and/or Japan.  In addition, the loan becomes immediately due and payable upon certain customary events of default. At June 30, 2013 and December 31, 2012, the outstanding principal balance under this loan was $19.5 million and $19.8 million, respectively, using the Euro to US Dollar exchange rates of 1.3007 and 1.3215, respectively. For the three and six months ended June 30, 2013, the Company recorded an unrealized foreign exchange loss of $0.3 million and an unrealized foreign exchange gain of $0.3 million, respectively, related to the re-measurement of the loan, compared to recorded unrealized gains of $1.1 million and $0.5 million, for the same periods in 2012.

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

The loan discount is amortized under the effective interest method over the expected five-year life of the loan.  The Company recorded non-cash interest expense of $0.4 million and $0.8 million in the three and six months ended June 30, 2013, respectively, and $0.3 million and $0.7 million in the three and six months ended June 30, 2012, respectively, resulting from the amortization of the loan discount. At June 30, 2013 and December 31, 2012, the net carrying value of the loan was $14.8 million and $14.2 million, respectively. For the three and six months ended June 30, 2013, the Company recorded an unrealized foreign exchange gain of $0.1 million and an unrealized foreign exchange loss of $0.1 million, respectively, related to the re-measurement of the loan discount, compared to recorded unrealized foreign exchange losses of $0.4 million and $0.2 million, for the same periods in 2012.

The Company believes realization of the benefit and the associated deferred revenue is contingent on the loan remaining outstanding over the five-year contractual term of the loan. If the Company were to stop providing service under the collaboration arrangement and the arrangement is terminated, the maturity date of the loan would be accelerated and a portion of measured benefit would not be realized. As the realization of the benefit is contingent, in part, on the provision of future services, the Company is recognizing the deferred revenue over the expected five-year life of the loan. The deferred revenue is amortized under the effective interest method, and the Company recorded $0.4 million and $0.8 million of related non-cash revenue during the three and six months ended June 30, 2013, respectively, and $0.3 million and $0.7 million during the three and six months ended June 30, 2012, respectively.

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

At June 30, 2013 and December 31, 2012, the outstanding principal balance under the Amended Term Loan was $11.5 million and $12.5 million, respectively.

Interest Expense

Interest expense and amortization of debt issuance costs and discounts, recorded as other expense in the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2013 and 2012 are shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest expense
GECC term loan	$531	$406	$1,077	$823
Servier loan	528	509	1,053	1,025
Novartis note	91	99	182	199
Other	14	11	24	21
Total interest expense	$1,164	$1,025	$2,336	$2,068

7.  Income Taxes

The Company did not recognize any income tax expense for the three and six months ended June 30, 2013 and 2012. The Company’s effective tax rate will fluctuate from period to period due to several factors inherent in the nature of the Company’s operations and business transactions. The factors that most significantly impact this rate include the variability of licensing transactions in foreign jurisdictions.

Accounting Standards Codification Topic 740, Income Taxes ("ASC 740") provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based upon the weight of available evidence, which includes the Company’s historical operating performance and carry-back potential, it has determined that total deferred tax assets should be fully offset by a valuation allowance.

8.  Stock-based Compensation

In the first half of 2013, the Board of Directors of the Company approved grants under the Company’s Long Term Incentive Plan for an aggregate of 1,088,703 stock options and an aggregate of 949,310 RSUs to certain employees and the directors of the Company. The stock options vest monthly over four years, and the RSUs vest annually over three years, in equal increments.

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

The fair value of the stock options granted was estimated based on the following weighted average assumptions for three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Dividend yield	0%	0%	0%	0%
Expected volatility	92%	92%	92%	92%
Risk-free interest rate	1.44%	0.72%	0.84%	1.05%
Expected term	5.6 years	5.6 years	5.6 years	5.6 years

Stock option activity for the six months ended June 30, 2013 was as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2012	6,788,383	$8.99	7.36	$1,531
Granted	1,088,703	3.02
Exercised	(129,317)	1.69
Forfeited, expired or cancelled	(75,829)	27.68
Options outstanding at June 30, 2013	7,671,940	$8.08	7.31	$4,868
Options exercisable at June 30, 2013	4,647,726	$11.36	6.23	$2,506

The valuation of RSUs is determined at the date of grant using the closing stock price. To establish an estimate of forfeiture rate, the Company considers its historical experience of forfeitures and terminations.

Unvested RSU activity for the six months ended June 30, 2013 is summarized below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested balance at December 31, 2012	1,459,853	$2.75
Granted	949,310	3.84
Vested	(164,998)	2.50
Forfeited	(16,260)	2.22
Unvested balance at June 30, 2013	2,227,905	$2.59

The following table shows total stock-based compensation expense included in the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development	$432	$295	$1,429	$680
Selling, general and administrative	667	277	1,290	566
Total stock-based compensation expense	$1,099	$572	$2,719	$1,246

9.  Subsequent Events

In July 2013, the Company transferred U.S. development and commercialization rights to the perindopril franchise to Symplmed.  Under the terms of the arrangement, XOMA received an equity position in Symplmed and up to double-digit royalties on sales of the first fixed-dose combination containing perindopril arginine and amlodipine besylate, if it is approved by the FDA.  Symplmed, under a sublicense agreement, assumes U.S. marketing responsibilities for ACEON (perindopril erbumine), and XOMA continues to manage and be reimbursed for sales and distribution within its established commercial infrastructure until the ACEON New Drug Application (“NDA”) is transferred to Symplmed. Following the ACEON NDA transfer, Symplmed will pay XOMA single-digit royalties on sales of ACEON.

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

Separately, we launched a Phase 2 proof-of-concept program for gevokizumab to evaluate additional indications for further development, including

•	a clinical trial in moderate-to-severe inflammatory acne, for which we reported encouraging preliminary top-line results in January 2013;
•	a clinical trial in erosive osteoarthritis of the hand, requiring patients to have a C-reactive protein (CRP) level greater than 2.5 mg/L, which was opened for enrollment in June 2012 and completed enrollment in July 2013;
•	a clinical trial in erosive osteoarthritis of the hand, which is enrolling patients with a CRP less than 2.5 mg/L, which was opened in May 2013;
•	a clinical trial in scleritis that is being conducted by the National Eye Institute (“NEI”), a part of the U.S. National Institutes of Health (“NIH”), which was opened for enrollment in April 2013; and
•	a pilot study in acute inflammatory pyoderma gangrenosum, which opened for enrollment in June 2013.

Servier has instituted its own proof-of-concept program for gevokizumab in indications different from ours. Servier launched its program during the second quarter of 2013.  The first study in this program is in polymyositis/ dermatomyositis. In November 2012, Servier began a Phase 2 study to determine gevokizumab’s potential to decrease plaque inflammation in patients with atherosclerosis.

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

In January 2012, we announced we had acquired certain U.S. rights to a portfolio of antihypertensive products from Servier. The portfolio includes ACEON (perindopril erbumine), a currently marketed angiotensin converting enzyme (“ACE”) inhibitor, and three fixed-dose combination (“FDC”) product candidates where perindopril is combined with another active ingredient(s). We assumed commercialization activities for ACEON in January 2012. In November 2012, we announced the 837-patient Phase 3 trial for the FDC of perindopril arginine and amlodipine besylate (“FDC1”) met its primary endpoint. Partial funding for the trial was provided by Servier. The balance of study expenses, consisting primarily of costs generated by our contract research organization, were paid from the profits generated by our ACEON sales. In July 2013, we transferred these rights to Symplmed Pharmaceuticals LLC (“Symplmed”) in exchange for an equity position in Symplmed and up to double-digit royalties on sales of the first FDC product, if it is approved by the U.S. Food and Drug Administration.

Significant Developments in the First Half of 2013

Gevokizumab

•	In January 2013, we announced encouraging preliminary top-line data from an interim analysis of our Phase 2 proof-of-concept study to evaluate the safety and efficacy of gevokizumab for the treatment of moderate-to-severe inflammatory acne. Preliminary data from the 125-patient trial demonstrated clear activity according to the Investigator’s Global Assessment (“IGA”) parameter. Gevokizumab was well-tolerated in this trial, with no significant differences in adverse events between gevokizumab and placebo and no serious drug-related adverse events were reported.

•	In April 2013, the NEI opened a non-infectious, active, anterior scleritis trial for patient enrollment. The open-label single-arm Phase 1/2 study is designed to assess the safety and potential efficacy of gevokizumab in patients experiencing non-infectious, active, anterior scleritis, which is the inflammation of the sclera.

•	In May 2013, we announced we had initiated a second clinical study in inflammatory osteoarthritis of the hand based upon our findings that patients who met all of the eligibility criteria for our original study were not able to participate due to the requirement C-reactive protein (CRP) levels must be greater than or equal to 2.5 mg/L. This second study has the same design and eligibility requirements with the exception that participants with a CRP level of less than 2.5 mg/L may enroll. The study is capturing the same pain and functional endpoints as the primary study, yet the design does not include radiographic/MRI images of the affected joints.

•	In June 2013, we opened enrollment in a pilot study to determine gevokizumab's potential to treat acute inflammatory pyoderma gangrenosum. The pilot study is designed to enroll up to eight patients.

•	In June 2013, SERVIER launched its own independent proof-of-concept clinical program to evaluate the safety and efficacy of gevokizumab in indications different from ours. The first such study is in polymyositis/dermatomyositis.

Management Addition

•	On March 18, 2013, the Company announced Tom Klein has joined the Company as Vice President, Chief Commercial Officer, a newly created position reporting to John Varian, Chief Executive Officer.

Results of Operations

Revenues

Total revenues for the three and six months ended June 30, 2013 and 2012, were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
License and collaborative fees	$605	$2,525	$(1,920)	$1,003	$3,538	$(2,535)
Contract and other	6,336	6,181	155	15,133	15,026	107
Product sales	210	569	(359)	469	576	(107)
Total revenues	$7,151	$9,275	$(2,124)	$16,605	$19,140	$(2,535)

License and Collaborative Fees

License and collaborative fee revenue includes fees and milestone payments related to the out-licensing of our products and technologies. The decrease in license and collaborative fee revenue for the three and six months ended June 30, 2013, as compared to the same period of 2012, were due primarily to decreases in licensing fees of $1.9 million and $2.5 million, respectively, related to two licensing agreements and two milestones received in 2012. The generation of future revenue related to license fees and other collaborative arrangements is dependent on our ability to attract new licensees to our antibody technologies and new collaboration partners. We expect a slight decrease in license and collaboration fee revenue in the remainder of 2013 compared to 2012 levels.

Contract and Other Revenue

Contract and other revenues include agreements where we provide contracted research and development services to our contract and collaboration partners, including Servier and NIAID. The following table shows the activity in contract and other revenue for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Servier	$3,456	$3,605	$(149)	$10,483	$7,254	$3,229
NIAID	2,460	2,195	265	4,156	7,032	(2,876)
Other	420	381	39	494	740	(246)
Total contract and other	$6,336	$6,181	$155	$15,133	$15,026	$107

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

Based on expected levels of revenue generating activity related to our Servier and NIAID contracts, we expect a decrease in contract and other revenue for the remainder of 2013 compared to 2012 levels.

Net Product Sales

Net product sales, cost of sales, and product gross margin for the three and six months ended June 30, 2013 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Net product sales (1)	$210	$569	$(359)	$469	$576	$(107)
Cost of sales (2)	$21	$81	$(60)	$67	$82	$(15)
Product gross margin	90%	86%		86%	86%

(1)	Product sales are recorded net of prompt pay discounts, volume rebates and product returns.
(2)	Cost of sales includes raw materials, third-party manufacturing and production costs, and royalties payable to Servier for ACEON® sales.

Research and Development Expenses

Biopharmaceutical development includes a series of steps, including in vitro and in vivo preclinical testing, and Phase 1, 2 and 3 clinical studies in humans. Each of these steps is typically more expensive than the previous step, but actual timing and the cost to us depends on the product being tested, the nature of the potential disease indication and the terms of any collaborative or development arrangements with other companies or entities. After successful conclusion of all of these steps, regulatory filings for approval to market the products must be completed, including approval of manufacturing processes and facilities for the product. Our research and development expenses currently include costs of personnel, supplies, facilities and equipment, consultants, other third-party costs and expenses related to preclinical and clinical testing.

Research and development expenses were $16.9 million and $33.5 million for the three and six months ended June 30, 2013, respectively, compared with $18.4 million and $34.2 million, respectively, for the same periods of 2012. The decreases of $1.6 million and $0.8 million for the three and six months ended June 30, 2013, respectively, as compared to the same period in 2012, was due to decreases in clinical trial costs and internal facility costs as a result of the 2012 streamlining of operations, partially offset by increases in employee compensation costs and higher external manufacturing activity.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $6.6 million and $14.2 million in research and development salaries and employee-related expenses for the three and six months ended June 30, 2013, respectively, as compared with $5.9 million and $12.9 million for the same periods of 2012. The increases of $0.7 million and $1.3 million were due primarily to an increase in salaries and benefits of $0.5 million and $0.3 million for the three and six months ended June 30, 2013, respectively, as a result of an increase in headcount, and increases in stock-based compensation of $0.1 million and $0.7 million, respectively, as compared to the same periods in 2012.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Earlier stage programs	$8,866	$9,736	$18,083	$18,069
Later stage programs	8,183	8,705	15,557	16,142
Total	$17,049	$18,441	$33,640	$34,211

Our research and development activities also can be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements approximate the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Internal projects	$10,113	$8,715	$19,938	$15,397
Collaborative and contract arrangements	6,936	9,726	13,702	18,814
Total	$17,049	$18,441	$33,640	$34,211

For the three and six months ended June 30, 2013 and 2012, the gevokizumab program, for which we incurred the largest amount of expense, accounted for more than 40% but less than 50% of our total research and development expenses. A second development program, XMet, accounted for more than 20% but less than 30% of our total research and development expenses and a third development program, NIAID, accounted for more than 10% but less than 20% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expenses for the three and six months ended June 30, 2013 and 2012.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. Selling, general and administrative expenses were $4.1 million and $8.2 million for the three and six months ended June 30, 2013, respectively, compared with $3.6 million and $8.2 million for the same periods of 2012. The $0.5 million increase for the three months ended June 30, 2013, as compared to the same period of 2012, was due primarily to a $0.4 million increase in stock-based compensation.

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

Other Income (Expense)

Interest Expense

Interest expense and amortization of debt issuance costs and discounts are shown below for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Interest expense
GECC term loan	$531	$406	$125	$1,077	$823	$254
Servier loan	528	509	19	1,053	1,025	28
Novartis note	91	99	(8)	182	199	(17)
Other	14	11	3	24	21	3
Total interest expense	$1,164	$1,025	$139	$2,336	$2,068	$268

The increases in interest expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods of 2012 were due primarily to an increase in the amount of the GECC term loan, which was amended in September 2012.

Other (Expense)/Income

Other expense/income primarily consisted of unrealized (losses) gains. The following table shows the activity in other expense for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Other (expense) income
Unrealized foreign exchange (loss) gain (1)	$(251)	$815	$(1,066)	$265	$414	$(149)
Unrealized loss on foreign exchange options	(2)	(335)	333	(192)	(611)	419
Other	29	62	(33)	151	75	76
Total other (expense) income	$(224)	$542	$(766)	$224	$(122)	$346

(1)	Unrealized foreign exchange gain (loss) for the three and six months ended June 30, 2013 and 2012 primarily relates to the re-measurement of the €15 million Servier loan.

Revaluation of Contingent Warrant Liabilities

In March 2012, in connection with an underwritten offering, we issued five-year warrants to purchase 14,834,577 shares of XOMA’s common stock at an exercise price of $1.76 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date of such change in control. Due to these provisions, we are required to account for the warrants issued in March 2012 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At December 31, 2012, the fair value of the warrant liability was estimated to be $15.0 million using the Black-Scholes Model. We revalued the warrant liability at June 30, 2013 using the Black-Scholes Model and recorded the $14.6 million increase in the fair value as a loss in the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive loss. As of June 30, 2013, 14,264,470 of these warrants were outstanding and had a fair value of $29.6 million. This increase in liability is due primarily to the increase in the market value of our common stock at June 30, 2013 compared to December 31, 2012.

In February 2010, in connection with an underwritten offering, we issued five-year warrants to purchase 1,260,000 shares of XOMA’s common stock at an exercise price of $10.50 per share. In June 2009, we issued warrants to certain institutional investors as part of a registered direct offering. These warrants represent the right to acquire an aggregate of up to 347,826 shares of XOMA’s common stock over a five year period beginning December 11, 2009, at an exercise price of $19.50 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, we are required to account for the warrants issued in February 2010 and June 2009 as liabilities at fair value. As of June 30, 2013, all of these warrants were outstanding and had an aggregate fair value of approximately $26,000.

The following table provides a summary of the changes in fair value of contingent warrant liabilities for the six months ended June 30, 2013 (in thousands):

Contingent warrant liabilities	June 30, 2013
Balance at December 31, 2012	15,001
Reclassification of contingent warrant liability to equity upon exercise of warrants	(4)
Net increase in fair value of contingent warrant liabilities upon revaluation	14,621
Balance at June 30, 2013	29,618

Income Taxes

We did not recognize any income tax expense for the three and six months ended June 30, 2013 and 2012.

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

We do not expect the unrecognized tax benefits to change significantly over the next twelve months. We will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of June 30, 2013, we have not accrued interest or penalties related to uncertain tax positions.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, our working capital and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	June 30, 2013	December 31, 2012	Change
Cash and cash equivalents	$57,934	$45,345	$12,589
Short-term investments	$-	$39,987	$(39,987)
Working Capital	$46,495	$72,004	$(25,509)

	Six Months Ended June 30,
	2013	2012	Change

Net cash used in operating activities	$(25,772)	$(18,267)	$(7,505)
Net cash provided by (used in) investing activities	39,141	(13,111)	52,252
Net cash (used in) provided by financing activities	(780)	37,951	(38,731)
Net increase in cash and cash equivalents	$12,589	$6,573	$6,016

Working Capital

The decrease in working capital was due primarily to a $27.4 million decrease in cash, cash equivalents, and short-term investments, partially offset by a $2.5 million reclassification of principal and accrued interest on our interest bearing obligations from long-term to short-term.

Cash Used in Operating Activities

Net cash used in operating activities was $25.8 million for the six months ended June 30, 2013, compared with $18.3 million for the same period in 2012. Net cash used in operating activities was $7.5 million higher in the first half of 2013 due primarily to decreases in cash receipts from NIAID and Servier during the first half of 2013 compared to the same period in 2012.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $39.1 million for the six months ended June 30, 2013, compared with net cash used in investing activities of $13.1 million for the same period of 2012. The $52.2 million change in cash provided by investing activities was due primarily to the maturity of $40.0 million in short-term investments during the first half of 2013 and the purchase of $12.0 million in short-term investments during the first half of 2012.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $0.8 million for the six months ended June 30, 2013, compared with net cash provided by financing activities of $38.0 million for the same period of 2012. Cash used in financing activities in the first half of 2013 related to $1.0 million of principal payments on our loan with GECC, partially offset by $0.2 million of net proceeds received from employee stock purchases. Cash provided by financing activities in the first half of 2012 related to net proceeds received from the issuance of common stock and warrants of $36.2 million in the March 2012 underwritten public offering and net proceeds of $3.2 million received from the issuance of common stock under the 2011 ATM Agreement, offset by $1.4 million of principal payments on our loan with GECC.

Net proceeds received during the first halves of 2013 and 2012 were used to continue development of our gevokizumab product candidate and for other working capital and general corporate purposes.

*            *            *

We have incurred significant operating losses and negative cash flows from operations since our inception. At June 30, 2013, we had cash and cash equivalents of $57.9 million. During 2013, we expect to continue using our cash, cash equivalents and short-term investments to fund ongoing operations. Additional licensing, antibody discovery and development collaboration agreements, government funding and financing arrangements may positively impact our cash balances. Based on our cash reserves and anticipated spending levels, revenue from collaborations including the gevokizumab license and collaboration agreement with Servier, funding from the loan agreement with GECC, our March 2012 and October 2012 public offerings, biodefense contracts and licensing transactions and other sources of funding that we believe to be available, we estimate we have sufficient cash resources to meet our anticipated net cash needs into late 2014. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period.  If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms.

Critical Accounting Estimates

Critical accounting estimates are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, revenue recognition, research and development expense, long-lived assets, contingent warrant liabilities, derivative instruments and stock-based compensation to be critical policies. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2013, as compared with those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 12, 2013.

Subsequent Events

In July 2013, the Company transferred U.S. development and commercialization rights to the perindopril franchise to Symplmed.  Under the terms of the arrangement, XOMA received an equity position in Symplmed and up to double-digit royalties on sales of the first fixed-dose combination containing perindopril arginine and amlodipine besylate, if it is approved by the FDA.  Symplmed, under a sublicense agreement, assumes U.S. marketing responsibilities for ACEON (perindopril erbumine), and XOMA continues to manage and be reimbursed for sales and distribution within its established commercial infrastructure until the ACEON New Drug Application (“NDA”) is transferred to Symplmed. Following the ACEON NDA transfer, Symplmed will pay XOMA single-digit royalties on sales of ACEON.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. Our market risks related to interest rate sensitivities at June 30, 2013, have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2012 filed with the SEC.

Foreign Currency Risk

We hold debt, incur expenses, and may be owed milestones denominated in foreign currencies. The amount of debt owed, expenses incurred, or milestones owed to us will be impacted by fluctuations in these foreign currencies. When the U.S. Dollar weakens against foreign currencies, the U.S. Dollar value of the foreign-currency denominated debt, expense, and milestones increases, and when the U.S. Dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated debt, expense, and milestones decreases. Consequently, changes in exchange rates will affect the amount we are required to repay on our €15.0 million loan from Servier and may affect our results of operations. We estimate that a hypothetical 0.01 change in the Euro to USD exchange rate could increase or decrease our unrealized gains or losses by approximately $0.1 million.

Our loan from Servier was fully funded in January 2011, with the proceeds converting to approximately $19.5 million using the January 13, 2011 Euro to U.S. dollar exchange rate of 1.3020.  At June 30, 2013, the €15.0 million outstanding principal balance under the Servier Loan Agreement would have equaled approximately $19.5 million using the June 30, 2013 Euro to USD exchange rate of 1.3007. In May 2011, in order to manage our foreign currency exposure relating to our principal and interest payments on our loan from Servier, we entered into two foreign exchange option contracts to buy €1.5 million and €15.0 million in January 2014 and January 2016, respectively. Upfront premiums paid on these foreign exchange option contracts totaled $1.5 million and they had an aggregate fair value of $0.3 million at June 30, 2013. Our use of derivative financial instruments represents risk management; we do not enter into derivative financial contracts for trading purposes.

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

Based on our cash and cash equivalents of $57.9 million at June 30, 2013, anticipated spending levels, anticipated cash inflows from collaborations, biodefense contracts and licensing transactions, funding availability including under our loan agreements, the proceeds from the October 2012 public offering and other sources of funding that will we believe to be available, we believe we have sufficient cash resources to meet our anticipated net cash needs into late 2014. Any significant revenue shortfalls, increases in planned spending on development programs, more rapid progress of development programs than anticipated, or the initiation of new clinical trials, as well as the unavailability of anticipated sources of funding, could shorten this period or otherwise have a material adverse impact on our ability to finance our continued operations. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products also may affect our ability to raise new funding on acceptable terms. As a result, we do not know when or whether:

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

Because all of our product candidates still are being developed, we have sustained losses in the past, and we expect to sustain losses in the future.*

We have experienced significant losses, and as of June 30, 2013, we had an accumulated deficit of $999.3 million.

For the three and six months ended June 30, 2013, we had net losses of approximately $17.2 million, or $0.21 per share of common stock (basic and diluted) and $42.1 million, or $0.51 per share of common stock (basic and diluted), respectively. For the three and six months ended June 30, 2012, we had net losses of approximately $16.2 million, or $0.24 per share of common stock (basic and diluted) and $46.6 million, or $0.83 per share of common stock (basic and diluted), respectively.

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

•
In December 2010, we entered into a loan agreement with Servier (the “Servier Loan Agreement”), which provides for an advance of up to €15.0 million and was funded fully in January 2011 with the proceeds converting to approximately $19.5 million at the January 13, 2011, Euro-to-U.S.-dollar exchange rate of 1.3020. This loan is secured by an interest in our intellectual property rights to all gevokizumab indications worldwide, excluding the United States and Japan. The loan has a final maturity date in 2016; however, after a specified period prior to final maturity, the loan is required to be repaid (1) at Servier’s option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (2) using a significant percentage of any upfront, milestone or royalty payments we receive from any third-party collaboration or development partner for rights to gevokizumab in the United States and/or Japan. In addition, the loan becomes immediately due and payable upon certain customary events of default.  At June 30, 2013, the €15.0 million outstanding principal balance under this Servier Loan Agreement would have equaled approximately $19.5 million using the June 30, 2013 Euro-to-U.S.-dollar exchange rate of 1.3007.

Because Servier is an independent third party, it may be subject to different risks than we are and has significant discretion in, and different criteria for, determining the efforts and resources it will apply related to its agreements with us. Even though we have a collaborative relationship with Servier, our relationship could deteriorate or other circumstances may prevent our relationship with Servier from resulting in successful development of marketable products.  If we are not able to maintain our working relationship with Servier, or if Servier does not perform under our agreements with Servier, our ability to develop and commercialize gevokizumab would be materially and adversely affected.

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

Our product candidates (including gevokizumab, XMetA, XMetD, XMetS, and XOMA 3AB) cannot be manufactured and marketed in the United States or any other countries without required regulatory approvals.  The United States government and governments of other countries extensively regulate many aspects of our product candidates, including:

•	clinical development and testing;
•	manufacturing;
•	labeling;
•	storage;
•	record keeping;
•	promotion and marketing; and
•	importing and exporting.

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe many of our product candidates (including gevokizumab , XMetA, XMetD, XMetS, and XOMA 3AB) will be regulated by the FDA as biologics and some of our product candidates will be regulated by the FDA as drugs. Initiation of clinical trials requires approval by health authorities. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with FDA and International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use Good Clinical Practices and the European Clinical Trials Directive under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Other national, foreign and local regulations also may apply. The developer of the drug must provide information relating to the characterization and controls of the product before administration to the patients participating in the clinical trials. This requires developing approved assays of the product to test before administration to the patient and during the conduct of the trial. In addition, developers of pharmaceutical products must provide periodic data regarding clinical trials to the FDA and other health authorities, and these health authorities may issue a clinical hold upon a trial if they do not believe, or cannot confirm, that the trial can be conducted without unreasonable risk to the trial participants. We cannot assure you that U.S. and foreign health authorities will not issue a clinical hold with respect to any of our clinical trials in the future.

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

We may issue additional equity securities and thereby materially and adversely affect the price of our common stock.*

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which none were issued and outstanding as of August 5, 2013, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. In April 2011, the 2,959 Series B convertible preference shares previously issued to Genentech were converted by Genentech into 254,560 shares of common stock. In addition, we are authorized to issue, generally without stockholder approval, up to 138,666,666 shares of common stock, of which 83,158,482 were issued and outstanding as of August 5, 2013. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

On February 4, 2011, we entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”) with McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”), under which we may sell shares of our common stock from time to time through MLV, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under our Registration Statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011, and amended on March 10, 2011, June 3, 2011, and January 3, 2012, which was most recently declared effective by the SEC on January 17, 2012. MLV may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker. MLV also may sell the shares in privately negotiated transactions, subject to our prior approval. From the inception of the 2011 ATM Agreement through August 5, 2013, we sold a total of 7,572,327 shares of common stock under this agreement for aggregate gross proceeds of $14.6 million.

On March 9, 2012, we completed an underwritten public offering of 29,669,154 shares of our common stock, and accompanying warrants to purchase one half of a share of common stock for each share purchased, at a public offering price of $1.32 per share. Total gross proceeds from the offering were approximately $39.2 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $3.0 million. The warrants, which represent the right to acquire an aggregate of up to 14,834,577 shares of common stock, are exercisable immediately and have a five-year term and an exercise price of $1.76 per share. As of August 5, 2013, 14,264,470 of these warrants were outstanding.

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

Our share price may be volatile and there may not be an active trading market for our common stock.*

There can be no assurance the market price of our common stock will not decline below its present market price or there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2013, through August 5, 2013, the share price of our common stock has ranged from a high of $5.53 to a low of $2.43. Factors contributing to such volatility include, but are not limited to:

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

•
We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 60 companies. As of August 5, 2013, we were aware of two antibody products manufactured using this technology that have received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular wet age-related macular degeneration and UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis. In the third quarter of 2009, we sold our LUCENTIS royalty interest to Genentech. In the third quarter of 2010, we sold our CIMZIA royalty interest.

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

Gevokizumab

We, in collaboration with Servier, are developing gevokizumab, a potent monoclonal antibody with unique allosteric modulating properties that binds strongly to interleukin-1 beta (IL-1 beta), a pro-inflammatory cytokine.  In binding to IL-1 beta, gevokizumab inhibits the activation of the IL-1 receptor, thereby modulating the cellular signaling events that produce inflammation. Other companies are developing other products based on the same or similar therapeutic targets as gevokizumab, and these products may prove more effective than gevokizumab. We are aware that:

•
Novartis markets and is developing Ilaris (canakinumab, ACZ885), a fully human monoclonal antibody that selectively binds to and neutralizes IL-1 beta. Since 2009, canakinumab has been approved in over 50 countries for the treatment of children and adults suffering from Cryopyrin-Associated Periodic Syndrome (“CAPS”). Novartis has filed for regulatory approval of canakinumab in the United States and Europe for the treatment of acute attacks in gouty arthritis. On March 1, 2013, Novartis announced that they received EU approval for Ilaris in patients suffering acute gouty arthritis attacks which cannot gain relief from current treatments. It is administered as a single 150 mg subcutaneous injection. In May 2013, Novartis received FDA approval to treat active systemic juvenile idiopathic arthritis. Novartis also is pursuing other diseases in which IL-1 beta may play a prominent role, such as systemic secondary prevention of cardiovascular events.

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

•
The following companies have completed or are conducting or planning Phase 3 clinical trials of the following products for the treatment of noninfectious intermediate, posterior or pan-uveitis: AbbVie - HUMIRA® (adalimumab); Lux Biosciences, Inc. – LUVENIQ® (voclosporin); Novartis - Myfortic® (mycophenalate sodium), Santen Pharmaceutical Co., Ltd. – Sirolimus® (rapamycin), and pSivida Corp. – Fluacinolone Acetonide Insert.

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

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), the Company experienced ownership changes in 2009 and 2012 which substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year.  As of June 30, 2013, the Company has excluded the NOLs and R&D credits that will expire as a result of the annual limitations. To the extent that the Company does not utilize its carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will also expire unused.

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

Because we are a relatively small biopharmaceutical company with limited resources, we may not be able to attract and retain qualified personnel.*

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 170 employees as of August 5, 2013. We may require additional experienced executive, accounting, research and development, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

Volatility in the financial markets also has created liquidity problems in investments previously thought to bear a minimal risk.  For example, money market fund investors, including us, have in the past been unable to retrieve the full amount of funds, even in highly rated liquid money market accounts, upon maturity. Although as of June 30, 2013, we have received the full amount of proceeds from money market fund investments, an inability to retrieve funds from money market fund investments as they mature in the future could have a material and adverse impact on our business, results of operations and cash flows.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since June 30, 2013, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not impact our current portfolio of cash equivalents negatively or our ability to meet our financing objectives.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our current and any future collaborators, licensees, suppliers, contractors and consultants are vulnerable to damage from cyber−attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We could experience failures in our information systems and computer servers, which could be the result of a cyber−attack and could result in an interruption of our normal business operations and require substantial expenditure of financial and administrative resources to remedy. System failures, accidents or security breaches can cause interruptions in our operations and can result in a material disruption of our development programs, commercialization activities and other business operations. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Similarly, we rely on third parties to supply components for and manufacture our product and product candidates, conduct clinical trials of our product candidates and warehouse and distribute ACEON, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of gevokizumab or any of our other product candidates and the commercialization of ACEON could be delayed or otherwise adversely affected.

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

We have a significant stockholder, which may limit other stockholders’ ability to influence corporate matters and may give rise to conflicts of interest.*

Entities controlled by Felix J. Baker and Julian C. Baker beneficially own approximately 30.7% of our outstanding common stock as of August 5, 2013, which includes warrants to purchase approximately 7.6 million shares of XOMA’s common stock at an exercise price of $1.76 per share. On July 19, 2012, our Board of Directors elected Kelvin Neu, M.D., to serve on our Board of Directors. Dr. Neu is a Managing Director at Baker Bros. Advisors, LLC, an entity controlled by Felix J. Baker and Julian C. Baker. Accordingly, these entities may exert significant influence over us and any action requiring the approval of the holders of our stock, including the election of directors and approval of significant corporate transactions. Furthermore, conflicts of interest could arise in the future between us, on the one hand, and these entities, on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 4.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On August 7, 2013, the Company issued a press release announcing the Company’s financial results for the second quarter ended June 30, 2013. A copy of the press release is furnished as Exhibit 99.1 to this report.

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

XOMA Corporation

Date: August 7, 2013	By:	/s/ JOHN VARIAN
John Varian
Chief Executive Officer (principal executive officer) and Director

Date: August 7, 2013	By:	/s/ FRED KURLAND
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

99.1+	Press Release dated August 7, 2013

101.INS+	XBRL Instance Document(2)

101.SCH+	XBRL Taxonomy Extension Schema Document(2)

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document(2)

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document(2)

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document(2)

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document(2)

+	Filed herewith
(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
(2)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.