Form 10-Q
period 2013-09-30
XOMA Corp
filed 2013-11-07
CIK 791908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2013
Common Stock, $0.0075 par value	93,077,887

XOMA CORPORATION
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

XOMA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$73,988	$45,345
Short-term investments	-	39,987
Trade and other receivables, net	5,630	8,249
Prepaid expenses and other current assets	3,150	2,256
Total current assets	82,768	95,837
Property and equipment, net	6,917	8,143
Other assets	1,321	1,696
Total assets	$91,006	$105,676

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$6,505	$3,867
Accrued and other liabilities	8,016	13,045
Deferred revenue	3,414	3,409
Interest bearing obligation – current	4,085	3,391
Accrued Interest on interest bearing obligations – current	1,969	121
Total current liabilities	23,989	23,833
Deferred revenue – long-term	4,457	6,315
Interest bearing obligations – long-term	36,941	37,653
Contingent warrant liabilities	39,162	15,001
Other liabilities - long term	-	1,407
Total liabilities	104,549	84,209

Stockholders’ (deficit) equity:
Common stock, $0.0075 par value, 138,666,666 shares authorized, 92,701,155 and 82,447,274 shares outstanding at September 30, 2013 and December 31, 2012, respectively	692	615
Additional paid-in capital	1,014,642	977,962
Accumulated other comprehensive income	-	8
Accumulated deficit	(1,028,877)	(957,118)
Total stockholders’ (deficit) equity	(13,543)	21,467
Total liabilities and stockholders’ (deficit) equity	$91,006	$105,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

XOMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
License and collaborative fees	$1,574	$1,127	$2,578	$4,665
Contract and other	4,738	6,124	20,339	21,725
Total revenues	6,312	7,251	22,917	26,390

Operating expenses:
Research and development	18,198	18,409	51,905	52,702
Selling, general and administrative	5,225	4,672	13,429	12,918
Restructuring	112	323	209	4,776
Total operating expenses	23,535	23,404	65,543	70,396

Loss from operations	(17,223)	(16,153)	(42,626)	(44,006)

Other expense:
Interest expense	(1,159)	(1,144)	(3,495)	(3,211)
Other expense	(132)	(420)	92	(542)
Revaluation of contingent warrant liabilities	(11,125)	(9,208)	(25,745)	(25,746)
Net loss before taxes	(29,639)	(26,925)	(71,774)	(73,505)

Provision for income tax benefit	15	74	15	74

Net loss	$(29,624)	$(26,851)	$(71,759)	$(73,431)

Basic and diluted net loss per share of common stock	$(0.34)	$(0.39)	$(0.85)	$(1.22)

Shares used in computing basic and diluted net loss per share of common stock	87,033	68,189	84,205	60,239

Other comprehensive loss:
Net loss	$(29,624)	$(26,851)	$(71,759)	$(73,431)
Net unrealized loss on available-for-sale securities	-	7	-	12
Comprehensive loss	$(29,624)	$(26,844)	$(71,759)	$(73,419)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(71,759)	$(73,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,014	3,308
Common stock contribution to 401(k)	828	1,134
Stock-based compensation expense	3,946	3,368
Accrued interest on interest bearing obligations	2,031	878
Revaluation of contingent warrant liabilities	25,745	25,746
Restructuring charge related to long-lived assets	-	2,241
Amortization of debt discount, final payment fee on debt, and debt issuance costs	1,841	1,388
Loss on sale and retirement of property & equipment	281	-
Unrealized gain on foreign currency exchange	(55)	(88)
Unrealized loss on foreign exchange options	184	721
Other non-cash adjustments	(21)	17
Changes in assets and liabilities:
Trade and other receivables, net	2,637	5,251
Prepaid expenses and other assets	(1,042)	(421)
Accounts payable and accrued liabilities	(2,130)	3,451
Deferred revenue	(1,436)	(2,948)
Other liabilities	(1,666)	(47)
Net cash used in operating activities	(38,602)	(29,432)

Cash flows from investing activities:
Purchase of investments	-	(16,988)
Proceeds from maturities of investments	40,000	-
Net purchase of property and equipment	(1,069)	(2,097)
Proceeds from sale of property and equipment	-	452
Net cash provided by (used in) investing activities	38,931	(18,633)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	29,959	39,624
Proceeds from exercise of warrants	438	-
Proceeds from issuance of long-term debt, net of issuance costs	-	4,439
Principal payments of debt	(2,083)	(2,143)
Net cash provided by financing activities	28,314	41,920

Net increase in cash and cash equivalents	28,643	(6,145)
Cash and cash equivalents at the beginning of the period	45,345	48,344
Cash and cash equivalents at the end of the period	$73,988	$42,199

Supplemental Cash Flow Information:
Cash paid for:
Interest	$988	$723
Non-cash investing and financing activities:
Issuance of warrants	$-	$6,390
Reclassification of contingent warrant liability to equity upon exercise of warrants	$(1,585)	$(337)
Interest added to principal balances on long-term debt	$745	$941
Investment in noncontrolling interest	$171	$-
Discount on long-term debt	$-	$(55)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Description of Business

XOMA Corporation (“XOMA” or the “Company”), a Delaware corporation combines a portfolio of late-stage clinical programs and research activities to develop innovative therapeutic antibodies for which it intends to commercialize. XOMA focuses its scientific research on allosteric modulation, which offers opportunities for new classes of therapeutic antibodies to treat a wide range of human diseases.  XOMA is developing its lead product candidate gevokizumab (IL-1 beta modulating antibody) with Les Laboratoires Servier (“Servier”) through a global Phase 3 clinical development program and ongoing proof-of-concept studies in other IL-1-mediated diseases. XOMA’s scientific research also has produced the XMet platform, which consists of three classes of preclinical antibodies, including selective insulin receptor modulators that could offer new approaches in the treatment of diabetes. XOMA initiated commercial operations in January 2012 through the licensing of U.S. commercial rights to Servier’s ACEON® (perindopril erbumine) and certain U.S. rights to a patent-protected portfolio of fixed dose combination (“FDC”) product candidates where perindopril is combined with other active ingredients to treat cardiovascular disease. In July 2013, the Company transferred these rights to Symplmed Pharmaceuticals, LLC (“Symplmed”) in exchange for a minority equity position in Symplmed and up to double-digit royalties on sales of the first FDC product, if it is approved by the U.S. Food and Drug Administration (the “FDA”).

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

 In management’s opinion, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of September 30, 2013, the consolidated results of the Company’s operations for the three and nine months ended September 30, 2013 and 2012 and the Company’s cash flows for the nine months ended September 30, 2013 and 2012. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year or future periods.

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

Reclassifications

Certain reclassifications of prior period amounts have been made to the financial statements and accompanying notes to conform to the current period presentation. Prior period presentation of net product sales has been reclassified into contract and other revenue because the net product sales were not material for all periods presented. These reclassifications had no impact on the Company’s previously reported net loss or cash flows.

Long-lived Assets

The Company reviews the carrying values and depreciation lives of its long-lived assets whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the estimated future net cash flows expected to result from the use of an asset is less than its carrying amount. Long-lived assets include property and equipment and building and leasehold improvements. In connection with the Company’s 2012 streamlining plan, the Company recorded an impairment loss of $0.8 million during the nine months ended September 30, 2012. During the three and nine months ended September 30, 2012, the Company recorded accelerated depreciation of $0.1 million and $1.4 million, respectively, on long-lived assets. See Note 6: Streamlining and Restructuring Charges for additional disclosure on the 2012 streamlining plan.

Concentration of Risk

Cash equivalents and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents such as money market funds. The Company has not encountered such issues during 2013.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the nine months ended September 30, 2013, two customers represented 57% and 30% of total revenue and 27% and 50% of the accounts receivable balance.

For the nine months ended September 30, 2012, these two customers represented 45% and 35% of total revenues. As of December 31, 2012, there were receivables outstanding from these two customers representing 58% and 35% of the accounts receivable balance.

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

Potentially dilutive securities are excluded from the calculation of loss per share if their inclusion is anti-dilutive. The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Common stock options and restricted stock units	6,825	5,730	6,017	5,788
Warrants for common stock	15,970	16,626	16,106	12,942
Total	22,795	22,356	22,123	18,730

For the three and nine months ended September 30, 2013 and 2012, all outstanding securities were considered anti-dilutive, and therefore the calculation of basic and diluted net loss per share was the same.

Cash and Cash Equivalents

At September 30, 2013, cash and cash equivalents consisted of demand deposits of $16.2 million and money market funds of $57.8 million with maturities of less than 90 days at the date of purchase. At December 31, 2012, cash and cash equivalents consisted of demand deposits of $7.8 million and money market funds of $37.5 million with maturities of less than 90 days at the date of purchase.

Short-term Investments

At September 30, 2013, the Company did not have short-term investments. At December 31, 2012, short-term investments consisted of U.S. treasury securities of $40.0 million with maturities of greater than 90 days and less than one year from the date of purchase.

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

The foreign exchange options were revalued at September 30, 2013 and had an aggregate fair value of $0.3 million. The Company recognized a $0.2 million loss on revaluation for the nine months ended September 30, 2013. The Company recognized losses for the three and nine months ended September 30, 2012 of $0.1 million and $0.7 million, respectively, as a result of the revaluation.

Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Accrued management incentive compensation	$3,112	$3,978
Accrued payroll and other benefits	2,708	2,461
Accrued clinical trial costs	500	4,702
Other	1,696	1,904
Total	$8,016	$13,045

Contingent Warrant Liabilities

In March 2012, in connection with an underwritten offering, the Company issued five-year warrants to purchase 14,834,577 shares of XOMA’s common stock at an exercise price of $1.76 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date of such change in control. Due to these provisions, the Company is required to account for the warrants issued in March 2012 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At December 31, 2012, the fair value of the warrant liability was estimated to be $15.0 million using the Black-Scholes Model. The Company revalued the warrant liability at September 30, 2013 using the Black-Scholes Model and recorded the $25.7 million increase in the fair value as a loss in the revaluation of contingent warrant liabilities line of its condensed consolidated statements of comprehensive loss. The Company also reclassified $1.6 million from contingent warrant liabilities to equity on its condensed consolidated balance sheets due to the exercise of warrants. As of September 30, 2013, 13,673,183 of these warrants were outstanding and had a fair value of $39.1 million. This increase in liability is due primarily to the increase in the market price of the Company’s common stock at September 30, 2013 compared to December 31, 2012.

In February 2010, in connection with an underwritten offering, the Company issued five-year warrants to purchase 1,260,000 shares of XOMA’s common stock at an exercise price of $10.50 per share. In June 2009, the Company issued warrants to certain institutional investors as part of a registered direct offering. These warrants represent the right to acquire an aggregate of up to 347,826 shares of XOMA’s common stock over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company is required to account for the warrants issued in February 2010 and June 2009 as liabilities at fair value. As of September 30, 2013, all of these warrants were outstanding and had an aggregate fair value of approximately $0.1 million.

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

Level 3 – Unobservable inputs.

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

Financial assets and liabilities carried at fair value as of September 30, 2013 and December 31, 2012 were classified as follows (in thousands):
	Fair Value Measurements at September 30, 2013 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$57,756	$-	$-	$57,756
Foreign exchange options (3)	-	304	-	304
Total	$57,756	$304	$-	$58,060

Liabilities:
Contingent warrant liabilities	$-	$-	$39,162	$39,162

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$37,461	$-	$-	$37,461
U.S. treasury securities (2)	39,987	-	-	39,987
Foreign exchange options (3)	-	488	-	488
Total	$77,448	$488	$-	$77,936

Liabilities:
Contingent warrant liabilities	$-	$-	$15,001	$15,001

(1)	Included in cash and cash equivalents
(2)	Included in short-term investments
(3)	Included in other assets

The fair value of the foreign exchange options at September 30, 2013 and December 31, 2012 was determined using readily observable market inputs from actively quoted markets obtained from various third-party data providers. These inputs, such as spot rate, forward rate and volatility have been derived from readily observable market data, meeting the criteria for Level 2 in the fair value hierarchy.

The fair value of the contingent warrant liabilities was determined at September 30, 2013 and December 31, 2012 using the Black-Scholes Model, which requires inputs such as the expected term of the warrants, volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop.

The fair value of the contingent warrant liabilities was estimated using the following range of assumptions at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Expected volatility	40%	40%
Risk-free interest rate	0.1% - 0.7%	0.3% - 0.7%
Expected term	1.2 - 3.4 years	1.9 - 4.2 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2013 (in thousands):

Contingent warrant liabilities	September 30, 2013
Balance at December 31, 2012	15,001
Reclassification of contingent warrant liability to equity upon exercise of warrants	(1,585)
Net increase in fair value of contingent warrant liabilities upon revaluation	25,746
Balance at September 30, 2013	39,162

For the three and nine months ended September 30, 2013, the Company recognized net increases of $11.1 million and $25.7 million, respectively, in the estimated fair value of the contingent warrant liabilities resulting in recognized losses in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of comprehensive loss.

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

5.	Licensing, Collaborative and Other Arrangements

In July 2013, the Company transferred U.S. development and commercialization rights to the perindopril franchise to Symplmed. Under the terms of the arrangement, XOMA received a minority equity position in Symplmed and up to double-digit royalties on sales of the first fixed-dose combination containing perindopril arginine and amlodipine besylate, if it is approved by the FDA. The Company recorded the minority equity position in the other assets line of its condensed consolidated balance sheets. Symplmed, under a sublicense agreement, assumes U.S. marketing responsibilities for ACEON (perindopril erbumine), and XOMA continues to manage and be reimbursed for sales and distribution within its established commercial infrastructure until the ACEON New Drug Application (“NDA”) is transferred to Symplmed. XOMA also continues to record gross ACEON sales in the contracts and other revenue line of its condensed consolidated statements of comprehensive loss until the ACEON NDA is transferred. Following the ACEON NDA transfer, Symplmed will pay XOMA single-digit royalties on sales of ACEON.

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

In connection with the streamlining of operations, the Company incurred restructuring charges in the first nine months of 2012 of $2.0 million related to severance, other termination benefits and outplacement services, $2.2 million related to the impairment and accelerated depreciation of various assets and leasehold improvements, and $0.7 million related to moving and other facility costs. In the first nine months of 2013, the Company has incurred $0.2 million in restructuring charges related to facility costs and does not expect to incur additional significant restructuring charges during the remainder of 2013 related to these streamlining activities.

7.	Long-Term Debt and Other Financings

Long-Term Debt

Novartis Note

In May 2005, the Company executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June 2015. Under the note agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.41% at September 30, 2013, and is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50 million. The Company has made this election for all interest payments thus far. Loans under the note agreement are secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder.

At September 30, 2013 and December 31, 2012, the outstanding principal balance under this note agreement was $14.6 million and $14.4 million, respectively. Pursuant to the terms of the arrangement as restructured in November 2008, the Company will not make any additional borrowings under the Novartis note. Due to the structure of the secured note agreement with Novartis and since there is no liquid market for this obligation, there is no practical method to estimate fair value of this long-term debt.

Servier Loan

In December 2010, in connection with the license and collaboration agreement entered into with Servier, the Company executed a loan agreement with Servier (the “Servier Loan Agreement”), which provided for an advance of up to €15.0 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million. The loan is secured by an interest in XOMA’s intellectual property rights to all gevokizumab indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period was 3.22%. The interest rate has been reset to 3.83% for the six-month period from July 2011 through January 2012, 3.54% for the six-month period from January 2012 through July 2012, 2.80% for the six-month period from July 2012 through January 2013, 2.33% for the six-month period from January 2013 through July 2013, and 2.33% for the six-month period from July 2013 through January 2014. Interest is payable semi-annually; however, the Servier Loan Agreement provides for a deferral of interest payments over a period specified in the agreement. During the deferral period, accrued interest will be added to the outstanding principal amount for the purpose of interest calculation for the next six-month interest period. On the repayment commencement date, all unpaid and accrued interest shall be paid to Servier and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. The loan matures in 2016; however, after a specified period prior to final maturity, the loan is to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under the Company’s collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments the Company receives from any third-party collaboration or development partner for rights to gevokizumab in the U.S. and/or Japan.  In addition, the loan becomes immediately due and payable upon certain customary events of default. At September 30, 2013 and December 31, 2012, the outstanding principal balance under this loan was $20.3 million and $19.8 million, respectively, using the Euro to US Dollar exchange rates of 1.3520 and 1.3215, respectively. For the three and nine months ended September 30, 2013, the Company recorded unrealized foreign exchange losses of $0.8 million and $0.5 million, respectively, related to the re-measurement of the loan, compared to an unrealized foreign exchange loss of $0.4 million and an unrealized foreign exchange gain of $0.1 million, for the same periods in 2012.

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

The loan discount is amortized under the effective interest method over the expected five-year life of the loan.  The Company recorded non-cash interest expense of $0.4 million and $1.2 million in the three and nine months ended September 30, 2013, respectively, and $0.4 million and $1.1 million in the three and nine months ended September 30, 2012, respectively, resulting from the amortization of the loan discount. At September 30, 2013 and December 31, 2012, the net carrying value of the loan was $15.8 million and $14.2 million, respectively. For the three and nine months ended September 30, 2013, the Company recorded unrealized foreign exchange gains of $0.2 million and $0.1 million, respectively, related to the re-measurement of the loan discount, compared to an unrealized foreign exchange gain of $0.1 million and an unrealized foreign exchange loss of $0.1 million, respectively, for the same periods in 2012.

 The Company believes realization of the benefit and the associated deferred revenue is contingent on the loan remaining outstanding over the five-year contractual term of the loan. If the Company were to stop providing service under the collaboration arrangement and the arrangement is terminated, the maturity date of the loan would be accelerated and a portion of measured benefit would not be realized. As the realization of the benefit is contingent, in part, on the provision of future services, the Company is recognizing the deferred revenue over the expected five-year life of the loan. The deferred revenue is amortized under the effective interest method, and the Company recorded $0.4 million and $1.2 million of related non-cash revenue during the three and nine months ended September 30, 2013, respectively, and $0.4 million and $1.1 million during the three and nine months ended September 30, 2012, respectively.

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

At September 30, 2013 and December 31, 2012, the outstanding principal balance under the Amended Term Loan was $10.4 million and $12.5 million, respectively.

Interest Expense

Interest expense and amortization of debt issuance costs and discounts, recorded as other expense in the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2013 and 2012 are shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest expense
Servier loan	$547	$558	$1,600	$1,583
GECC term loan	508	475	1,584	1,298
Novartis note	90	99	272	298
Other	14	12	39	32
Total interest expense	$1,159	$1,144	$3,495	$3,211

Other Financings

Underwritten Offering

On August 23, 2013, the Company completed an underwritten public offering of 8,736,187 shares of its common stock, including 1,139,502 shares of its common stock that were issued upon the exercise of the underwriters’ 30-day over-allotment option to purchase additional shares, at a public offering price of $3.62 per share. Total gross proceeds from the offering were approximately $31.6 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $2.2 million.

8.	Income Taxes

The Company recognized $15,000 of income tax benefit relating to refundable credits for the three and nine months ended September 30, 2013, compared to $0.1 million during the same period of 2012. The Company’s effective tax rate will fluctuate from period to period due to several factors inherent in the nature of the Company’s operations and business transactions. The factors that most significantly impact this rate include the variability of licensing transactions in foreign jurisdictions.

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

9.  Stock-based Compensation

In the first nine months of 2013, the Board of Directors of the Company approved grants under the Company’s Long Term Incentive Plan for an aggregate of 1,144,403 stock options and an aggregate of 958,385 RSUs to certain employees and the directors of the Company. The stock options vest monthly over four years for employees and one year for directors of the Company, and the RSUs vest annually over three years, in equal increments.

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

The fair value of the stock options granted was estimated based on the following weighted average assumptions for three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Dividend yield	0%	0%	0%	0%
Expected volatility	92%	92%	92%	92%
Risk-free interest rate	1.43%	0.72%	0.87%	1.05%
Expected term	5.6 years	5.6 years	5.6 years	5.6 years

Stock option activity for the nine months ended September 30, 2013 was as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2012	6,788,383	$8.99	7.36	$1,531
Granted	1,144,403	$3.10
Exercised	(297,149)	$1.75
Forfeited, expired or cancelled	(129,296)	$17.88
Options outstanding at September 30, 2013	7,506,341	$8.23	7.01	$8,262
Options exercisable at September 30, 2013	4,817,306	$11.13	6.03	$4,050

 The valuation of RSUs is determined at the date of grant using the closing stock price. To establish an estimate of forfeiture rate, the Company considers its historical experience of forfeitures and terminations.

 Unvested RSU activity for the nine months ended September 30, 2013 is summarized below:

		Weighted-
		Average
	Number of Shares	Grant-Date Fair Value
Unvested balance at December 31, 2012	1,459,853	$2.75
Granted	958,385	$2.96
Vested	(419,760)	$2.99
Forfeited	(45,434)	$2.29
Unvested balance at September 30, 2013	1,953,044	$2.63

 The following table shows total stock-based compensation expense included in the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development	$474	$1,304	$1,904	$1,984
Selling, general and administrative	753	818	2,042	1,384
Total stock-based compensation expense	$1,227	$2,122	$3,946	$3,368

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

Overview

XOMA discovers and develops innovative antibody-based therapeutics. Our lead drug candidate, gevokizumab, is a potent, fully humanized monoclonal antibody with unique allosteric modulating properties that binds to the inflammatory cytokine interleukin-1 beta (“IL-1 beta”). We believe, by targeting IL-1 beta, gevokizumab has the potential to address the underlying inflammatory causes of a wide range of diseases that have been identified as unmet medical needs.

Together with our development partner, Les Laboratoires Servier (“Servier”), we initiated three Phase 3 clinical trials evaluating gevokizumab for the treatment of non-infectious uveitis (“NIU”) involving the intermediate and/or posterior segment of the eye and Behçet’s uveitis, a severe subset of NIU. XOMA is responsible for all of the clinical study sites in the United States, and Servier is responsible for all of the clinical study sites outside of the United States. These studies are known as the EYEGUARD™ program, which includes EYEGUARD-A (patients with acute NIU), EYEGUARD-B (patients with Behçet’s uveitis), and EYEGUARD-C (patients with NIU controlled with corticosteroids, with or without immunosuppressive medications). As of September 30, 2013, we have over 60 of the targeted 70 clinical sites up and running in the U.S. where we are working to accelerate enrollment, and we are working closely with SERVIER to identify ways to expedite the site activation process outside the United States. We anticipate disclosing the top-line results of the EYEGUARD studies in 2014.

In October 2013, we announced three-month results from our gevokizumab Phase 2 clinical study in patients with erosive osteoarthritis of the hand (“EOA”) who also have C-reactive protein (“CRP”) levels greater than or equal to 2.5 mg/L. The three-month results demonstrated that gevokizumab has a clinical effect on the target patient population. The study will continue on a blinded basis until all patients receive the full six months of treatment. We will review the six-month results along with the three-month results from our gevokizumab Phase 2 clinical EOA study in patients who do not have elevated CRP levels, at which time we will make final decisions regarding a potential Phase 3 program in EOA.

In June 2013, we launched a pilot study in inflammatory pyoderma gangrenosum (“PG”), and in tandem, treated two patients with generalized pustular psoriasis (“GPP”) under compassionate use protocols. PG and GPP are two rare diseases classified as neutrophilic dermatoses. In October 2013, we selected PG as the next indication for Pivotal clinical development based on compelling results from the pilot study. We will request a meeting with the FDA to review the data and discuss the requirements to move gevokizumab into a pivotal Phase 3 program in this indication.

Two additional studies are being conducted in collaboration with the United States National Institutes of Health (“NIH”). In March 2013, we announced that a gevokizumab study in patients with non-infectious anterior scleritis had opened for enrollment at the National Eye Institute (“NEI”), and in August 2013, we announced a gevokizumab clinical study in patients with inflammatory autoimmune inner ear disease (“AIED”) will be run by the North Shore-Long Island Jewish Health System in collaboration with the National Institute on Deafness and Other Communication Disorders.

Separately, Servier instituted its own active development program for gevokizumab beyond the NIU and Behçet’s uveitis Phase 3 program. In 2012, Servier initiated a gevokizumab Phase 2 study in patients with acute coronary syndrome, a cardiovascular disease. Servier also began testing gevokizumab in a variety of small clinical studies, including polymyositis/dermatomyositis and Schnitzler syndrome. Servier indicated these are the first studies in an extensive multi-indication exploratory program it expects to be conducting.

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

Significant Developments in the First Nine Months of 2013

Gevokizumab

•	In January 2013, we announced preliminary top-line data from an interim analysis of our Phase 2 proof-of-concept study to evaluate the safety and efficacy of gevokizumab for the treatment of moderate-to-severe inflammatory acne. Preliminary data from the 125-patient trial demonstrated clear activity according to the Investigator’s Global Assessment (“IGA”) parameter. Gevokizumab was well-tolerated in this trial, with no significant differences in adverse events between gevokizumab and placebo and no serious drug-related adverse events were reported.

•	In April 2013, the NEI opened a non-infectious, active, anterior scleritis trial for patient enrollment. The open-label single-arm Phase 1/2 study is designed to assess the safety and potential efficacy of gevokizumab in patients experiencing non-infectious, active, anterior scleritis, which is the inflammation of the sclera.

•	In May 2013, we announced we had initiated a second clinical study in inflammatory osteoarthritis of the hand based upon our findings that patients who met all of the eligibility criteria for our original study were not able to participate due to the requirement C-reactive protein (CRP) levels must be greater than or equal to 2.5 mg/L. This second study has the same design and eligibility requirements with the exception that participants with a CRP level of less than 2.5 mg/L may enroll. The study is capturing the same pain and functional endpoints as the primary study, yet the design does not include radiographic/MRI images of the affected joints.

•	In June 2013, we opened enrollment in an open-label pilot study to determine gevokizumab's potential to treat acute inflammatory PG. In October 2013, we announced that we will be requesting a meeting with the FDA to review the data and discuss the requirements to move gevokizumab into a pivotal Phase 3 program in this indication. Our decision is the result of data generated from our open-label pilot study in PG.

•	In June 2013, Servier launched its own independent proof-of-concept clinical program to evaluate the safety and efficacy of gevokizumab in indications different from ours. The first such studies are in polymyositis/dermatomyositis and Schnitzler syndrome.

•	In July 2013, we announced the completion of patient enrollment in our Phase 2 proof-of-concept study in EOA.

•	In August 2013, we announced that a gevokizumab clinical study in patients with AIED will be run by the North Shore-Long Island Jewish Health System in collaboration with the National Institute on Deafness and Other Communication Disorders.

Perindopril Franchise

•	In July 2013, we transferred U.S. development and commercialization rights to the perindopril franchise to Symplmed. Under the terms of the arrangement, we received a minority equity position in Symplmed and up to double-digit royalties on sales of the first fixed-dose combination containing perindopril arginine and amlodipine besylate, if it is approved by the FDA. We recorded the minority equity position in the other assets line of our condensed consolidated balance sheets. Symplmed, under a sublicense agreement, assumes U.S. marketing responsibilities for ACEON (perindopril erbumine), and we continue to manage and be reimbursed for sales and distribution within its established commercial infrastructure until the ACEON New Drug Application (“NDA”) is transferred to Symplmed. We also continue to record gross ACEON sales in the contracts and other revenue line of our condensed consolidated statements of comprehensive loss until the ACEON NDA is transferred. Following the ACEON NDA transfer, Symplmed will pay us single-digit royalties on sales of ACEON.

Management Addition

•	On March 18, 2013, the Company announced Tom Klein has joined the Company as Vice President, Chief Commercial Officer, a newly created position reporting to John Varian, Chief Executive Officer.

Financing

•	In August 2013, we completed an underwritten public offering of 8,736,187 share of our common stock for gross proceeds of $31.6 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $2.2 million.

Results of Operations

Revenues

 Total revenues for the three and nine months ended September 30, 2013 and 2012, were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
License and collaborative fees	$1,574	$1,127	$447	$2,578	$4,665	$(2,087)
Contract and other	4,738	6,124	(1,386)	20,339	21,725	(1,386)
Total revenues	$6,312	$7,251	$(939)	$22,917	$26,390	$(3,473)

 License and Collaborative Fees

License and collaborative fee revenue includes fees and milestone payments related to the out-licensing of our products and technologies. The increase in license and collaborative fee revenue for the three months ended September 30, 2013, as compared to the same period of 2012, was due primarily to a $0.6 million increase in milestone payments. The decrease in license and collaborative fee revenue for the nine months ended September 30, 2013, as compared to the same period of 2012, was due primarily to a $2.2 million decrease in licensing fees from two licensing contracts, partially offset by a $0.2 million increase in milestone payments. The generation of future revenue related to license fees and other collaborative arrangements is dependent on our ability to attract new licensees to our antibody technologies and new collaboration partners. We expect license and collaboration fee revenue in the remainder of 2013 to be comparable to 2012 levels.

Contract and Other Revenue

Contract and other revenues include agreements where we provide contracted research and development services to our contract and collaboration partners, including Servier and NIAID. The following table shows the activity in contract and other revenue for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Servier	$1,399	$3,461	$(2,062)	$11,882	$10,715	$1,167
NIAID	2,614	2,074	540	6,770	9,106	(2,336)
Other	725	589	136	1,687	1,904	(217)
Total contract and other	$4,738	$6,124	$(1,386)	$20,339	$21,725	$(1,386)

The decrease in revenue from Servier for the three months ended September 30, 2013, as compared to the same period of 2012, is due primarily to our collaboration with Servier meeting the initial $50 million cap of fully reimbursable NIU costs during the third quarter of 2013. Servier and XOMA will each pay 50% of remaining NIU clinical development and CMC costs. The increase in revenue from Servier for the nine months ended September 30, 2013, as compared to the same period of 2012, is due primarily to an increase in reimbursable clinical development activity with Servier. This increase is partially offset by a decrease in NIAID revenue due primarily to decreased activity under NIAID Contract No. HHSN272200800028C (“NIAID 3”) and the recognition of $2.0 million in revenue during the first quarter of 2012 related to an adjustment to previously-reported revenue from NIAID resulting from an audit by NIAID’s contracting office. This revenue, which was previously deferred, was recognized upon the completion of negotiations with and approval by the NIH in March 2012.

Based on expected levels of revenue generating activity related to our Servier and NIAID contracts, we expect contract and other revenue in the remainder of 2013 to be comparable to 2012 levels.

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

Research and development expenses were $18.2 million and $51.9 million for the three and nine months ended September 30, 2013, respectively, compared with $18.4 million and $52.7 million, respectively, for the same periods of 2012. The decrease of $0.2 million for the three months ended September 30, 2013, as compared to the same period in 2012, was due primarily to the absence of fixed dose combination (“FDC”) clinical trial costs in Q3 2013, a decrease in internal facility costs as a result of the 2012 streamlining of operations, and a decrease in employee compensation costs, partially offset by higher internal proprietary project costs and professional service fees. The decrease of $0.8 million for the nine months ended September 30, 2013, as compared to the same period in 2012, was due primarily to decreases in FDC clinical trial costs, and internal facility costs as a result of the 2012 streamlining of operations, partially offset by increases in employee compensation costs and higher external manufacturing activity and internal proprietary project costs.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $6.4 million and $20.6 million in research and development salaries and employee-related expenses for the three and nine months ended September 30, 2013, respectively, as compared with $6.8 million and $19.8 million for the same periods of 2012. The decrease of $0.4 million for the three months ended September 30, 2013, as compared to the same period of 2012, was due primarily to a $0.8 million decrease in stock-based compensation, partially offset by a $0.4 million increase in salaries and benefits as a result of an increase in headcount. The increase of $0.8 million for the nine months ended September 30, 2013, as compared to the same period of 2012, is due primarily to a $0.9 million increase in salaries and benefits, the result of an increase in headcount.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Earlier stage programs	$10,310	$8,954	$28,429	$27,066
Later stage programs	7,888	9,455	23,476	25,636
Total	$18,198	$18,409	$51,905	$52,702

 Our research and development activities also can be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements approximate the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Internal projects	$10,915	$8,426	$30,892	$23,860
Collaborative and contract arrangements	7,283	9,983	21,013	28,842
Total	$18,198	$18,409	$51,905	$52,702

For the three and nine months ended September 30, 2013, the gevokizumab program, for which we incurred the largest amount of expense, accounted for more than 40% but less than 50% of our total research and development expenses. A second development programs, XMet, accounted for more than 20% but less than 30% of our total research and development expenses and a third development program, NIAID, accounted for more than 10% but less than 20% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expenses for the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2012, the gevokizumab program accounted for more than 40% but less than 50% of our total research and development expenses, NIAID accounted for more than 20% but less than 30% of our total research and development expenses, and XMet accounted for more than 10% but less than 20% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expenses for the three and nine months ended September 30, 2012.

We expect our research and development spending in the remainder of 2013 to increase compared to 2012 levels due primarily to our ongoing global Phase 3 clinical program for gevokizumab for the NIU indications, under our license and collaboration agreement with Servier, and our ongoing Phase 2 proof-of-concept program.

Future research and development spending also may be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. Selling, general and administrative expenses were $5.2 million and $13.4 million for the three and nine months ended September 30, 2013, respectively, compared with $4.7 million and $12.9 million for the same periods of 2012. The $0.5 million increase for the three months ended September 30, 2013, as compared to the same period of 2012, was due primarily to a $1.1 million increase in professional service fees, partially offset by a $0.4 million decrease in severance expense. The $0.5 million increase for the nine months ended September 30, 2013, as compared to the same period of 2012, was due primarily to a $0.7 million increase in stock-based compensation, partially offset by a $0.4 million decrease in severance expense.

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

In connection with the streamlining of operations, we incurred restructuring charges in the first nine months of 2012 of $2.0 million related to severance, other termination benefits and outplacement services, $2.2 million related to the impairment and accelerated depreciation of various assets and leasehold improvements, and $0.7 million related to moving and other facility charges. In the first nine months of 2013, we have incurred $0.2 million in restructuring charges related to facility costs and do not expect to incur additional significant restructuring charges during the remainder of 2013 related to these streamlining activities.

Other Income (Expense)

Interest Expense

Interest expense and amortization of debt issuance costs and discounts are shown below for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Interest expense
Servier loan	$547	$558	$(11)	$1,600	$1,583	$17
GECC term loan	508	475	33	1,584	1,298	286
Novartis note	90	99	(9)	272	298	(26)
Other	14	12	2	39	32	7
Total interest expense	$1,159	$1,144	$15	$3,495	$3,211	$284

The increase in interest expense of $0.3 million for the nine months ended September 30, 2013, as compared to the same period of 2012 was due primarily to an increase in the principal of the GECC term loan, which was amended in September 2012.

Other Expense

Other expense primarily consisted of unrealized (losses) gains. The following table shows the activity in other expense for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Other expense:
Unrealized foreign exchange (loss) gain (1)	$(322)	$(318)	$(4)	$(57)	$96	$(153)
Unrealized gain (loss) on foreign exchange options	7	(110)	117	(184)	(721)	537
Other	183	8	175	333	83	250
Total other expense	$(132)	$(420)	$288	$92	$(542)	$634

(1)	Unrealized foreign exchange gain (loss) for the three and nine months ended September 30, 2013 and 2012 primarily relates to the re-measurement of the €15 million Servier loan.

Revaluation of Contingent Warrant Liabilities

 In March 2012, in connection with an underwritten offering, we issued five-year warrants to purchase 14,834,577 shares of XOMA’s common stock at an exercise price of $1.76 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date of such change in control. Due to these provisions, we are required to account for the warrants issued in March 2012 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At December 31, 2012, the fair value of the warrant liability was estimated to be $15.0 million using the Black-Scholes Model. We revalued the warrant liability at September 30, 2013 using the Black-Scholes Model and recorded the $25.7 million increase in the fair value as a loss in the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive loss. We also reclassified $1.6 million from contingent warrant liabilities to equity on our condensed consolidated balance sheets due to the exercise of warrants. As of September 30, 2013, 13,673,183 of these warrants were outstanding and had a fair value of $39.1 million. This increase in liability is due primarily to the increase in the market value of our common stock at September 30, 2013 compared to December 31, 2012.

In February 2010, in connection with an underwritten offering, we issued five-year warrants to purchase 1,260,000 shares of XOMA’s common stock at an exercise price of $10.50 per share. In June 2009, we issued warrants to certain institutional investors as part of a registered direct offering. These warrants represent the right to acquire an aggregate of up to 347,826 shares of XOMA’s common stock over a five year period beginning December 11, 2009, at an exercise price of $19.50 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, we are required to account for the warrants issued in February 2010 and June 2009 as liabilities at fair value. As of September 30, 2013, all of these warrants were outstanding and had an aggregate fair value of approximately $0.1 million.

The following table provides a summary of the changes in fair value of contingent warrant liabilities for the nine months ended September 30, 2013 (in thousands):

Contingent warrant liabilities	September 30, 2013
Balance at December 31, 2012	15,001
Reclassification of contingent warrant liability to equity upon exercise of warrants	(1,585)
Net increase in fair value of contingent warrant liabilities upon revaluation	25,746
Balance at September 30, 2013	39,162

Income Taxes

We recognized $15,000 of income tax benefit relating to refundable credits for the three and nine months ended September 30, 2013, compared to $0.1 million during the same period of 2012.

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

We do not expect the unrecognized tax benefits to change significantly over the next twelve months. We will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of September 30, 2013, we have not accrued interest or penalties related to uncertain tax positions.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, our working capital and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	September 30, 2013	December 31, 2012	Change
Cash and cash equivalents	$73,988	$45,345	$28,643
Short-term investments	$-	$39,987	$(39,987)
Working Capital	$58,779	$72,004	$(13,225)

	Nine Months Ended September 30,
	2013	2012	Change

Net cash used in operating activities	$(38,602)	$(29,432)	$(9,170)
Net cash provided by (used in) investing activities	38,931	(18,633)	57,564
Net cash provided by financing activities	28,314	41,920	(13,606)
Net increase in cash, cash equivalents and short-term investments	$28,643	$(6,145)	$34,788

Working Capital

 The decrease in working capital was due primarily to an $11.3 million decrease in cash, cash equivalents, and short-term investments and a $2.5 million reclassification of principal and accrued interest on our interest bearing obligations from long-term to short-term.

Cash Used in Operating Activities

Net cash used in operating activities was $38.6 million for the nine months ended September 30, 2013, compared with $29.4 million for the same period in 2012. Net cash used in operating activities was $9.2 million higher in the first nine months of 2013 due primarily to an increase in external manufacturing costs and spending on internal proprietary projects.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $38.9 million for the nine months ended September 30, 2013, compared with net cash used in investing activities of $18.6 million for the same period of 2012. The $57.6 million change in cash provided by investing activities was due primarily to the maturity of $40.0 million in short-term investments during the first nine months of 2013 and the purchase of $17.0 million in short-term investments during the first nine months of 2012.

Cash Provided by Financing Activities

Net cash provided by financing activities was $28.3 million for the nine months ended September 30, 2013, compared with $41.9 million for the same period of 2012. Cash provided by financing activities in the first nine months of 2013 related to net proceeds received from the issuance of common stock of $29.4 million in the August 2013 public offering, $0.6 million of net proceeds received from employee stock purchases, and $0.4 million of net proceeds from the exercise of warrants. These net proceeds were partially offset by $2.1 million of principal payments on our loan with GECC. Cash provided by financing activities in the first nine months of 2012 related to net proceeds received from the issuance of common stock and warrants of $36.2 million in the March 2012 public offering, net proceeds of $3.2 million received from the issuance of common stock under the 2011 ATM Agreement, and net loan proceeds of $4.4 million received from GECC, partially offset by $2.1 million of principal payments on our loan with GECC.

Net proceeds received during the first nine months of 2013 and 2012 were used to continue development of our gevokizumab product candidate and for other working capital and general corporate purposes.

*            *            *

We have incurred significant operating losses and negative cash flows from operations since our inception. At September 30, 2013, we had cash and cash equivalents of $74.0 million. During the remainder of 2013, we expect to continue using our cash, cash equivalents and short-term investments to fund ongoing operations. Additional licensing, antibody discovery and development collaboration agreements, government funding and financing arrangements may positively impact our cash balances. Based on our cash reserves and anticipated spending levels, revenue from collaborations including the gevokizumab license and collaboration agreement with Servier, funding from the loan agreement with GECC, our March 2012, October 2012, and August 2013 public offerings, biodefense contracts and licensing transactions and other sources of funding that we believe to be available, we estimate we have sufficient cash resources to meet our anticipated net cash needs into 2015. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period.  If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms.

Critical Accounting Estimates

Critical accounting estimates are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, revenue recognition, research and development expense, long-lived assets, contingent warrant liabilities, derivative instruments and stock-based compensation to be critical policies. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2013, as compared with those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 12, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. Our market risks related to interest rate sensitivities at September 30, 2013, have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2012 filed with the SEC.

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

Our loan from Servier was fully funded in January 2011, with the proceeds converting to approximately $19.5 million using the January 13, 2011 Euro to U.S. dollar exchange rate of 1.3020.  At September 30, 2013, the €15.0 million outstanding principal balance under the Servier Loan Agreement would have equaled approximately $20.3 million using the September 30, 2013 Euro to USD exchange rate of 1.3520. In May 2011, in order to manage our foreign currency exposure relating to our principal and interest payments on our loan from Servier, we entered into two foreign exchange option contracts to buy €1.5 million and €15.0 million in January 2014 and January 2016, respectively. Upfront premiums paid on these foreign exchange option contracts totaled $1.5 million and they had an aggregate fair value of $0.3 million at September 30, 2013. Our use of derivative financial instruments represents risk management; we do not enter into derivative financial contracts for trading purposes.

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

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our revenues, expenses, operating results, cash flows, net loss and loss per share. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.  You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q as well as our other publicly available filings with the U.S. Securities and Exchange Commission, or SEC.

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

We finance our operations primarily through our multiple revenue streams resulting from discovery and development collaborations, biodefense contracts, the licensing of our antibody technologies, and through sales of our common stock. In August 2010, we sold our royalty interest in CIMZIA® for gross proceeds of $4.0 million, including royalty revenue from the second quarter of 2010. As a result, we no longer have a royalty interest in CIMZIA. We received revenue from this royalty interest of $0.5 million in 2010.

Based on our cash and cash equivalents of $74.0 million at September 30, 2013, anticipated spending levels, anticipated cash inflows from collaborations, biodefense contracts and licensing transactions, funding availability including under our loan agreements, the proceeds from our recent public offering and other sources of funding that will we believe to be available, we believe we have sufficient cash resources to meet our anticipated net cash needs into 2015. Any significant revenue shortfalls, increases in planned spending on development programs, more rapid progress of development programs than anticipated, or the initiation of new clinical trials, as well as the unavailability of anticipated sources of funding, could shorten this period or otherwise have a material adverse impact on our ability to finance our continued operations. If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products also may affect our ability to raise new funding on acceptable terms. As a result, we do not know when or whether:

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

Because all of our product candidates still are being developed, we have sustained losses in the past, and we expect to sustain losses in the future.*

We have experienced significant losses, and as of September 30, 2013, we had an accumulated deficit of $1,029 million.

For the three and nine months ended September 30, 2013, we had net losses of approximately $29.6 million, or $0.34 per share of common stock (basic and diluted) and $71.8 million, or $0.85 per share of common stock (basic and diluted), respectively. For the three and nine months ended September 30, 2012, we had net losses of approximately $26.9 million, or $0.39 per share of common stock (basic and diluted) and $73.4 million, or $1.22 per share of common stock (basic and diluted), respectively.

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

•
In December 2010, we entered into a loan agreement with Servier (the “Servier Loan Agreement”), which provides for an advance of up to €15.0 million and was funded fully in January 2011 with the proceeds converting to approximately $19.5 million at the January 13, 2011, Euro-to-U.S.-dollar exchange rate of 1.3020. This loan is secured by an interest in our intellectual property rights to all gevokizumab indications worldwide, excluding the United States and Japan. The loan has a final maturity date in 2016; however, after a specified period prior to final maturity, the loan is required to be repaid (1) at Servier’s option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (2) using a significant percentage of any upfront, milestone or royalty payments we receive from any third-party collaboration or development partner for rights to gevokizumab in the United States and/or Japan. In addition, the loan becomes immediately due and payable upon certain customary events of default. At September 30, 2013, the €15.0 million outstanding principal balance under this Servier Loan Agreement would have equaled approximately $20.3 million using the September 30, 2013 Euro-to-U.S.-dollar exchange rate of 1.352.

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

Many of our product candidates, including gevokizumab, XMet and XOMA 3AB, require significant additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy and expensive, often taking a number of years. As clinical results frequently are susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly. As a result, it is uncertain whether:

•	our future filings will be delayed;
•	our preclinical and clinical studies will be successful;
•	we will be successful in generating viable product candidates to targets;
•	we will be able to provide necessary additional data;
•	results of future clinical trials will justify further development; or
•	we ultimately will achieve regulatory approval for any of these product candidates.

The timing of the commencement, continuation and completion of clinical trials may be subject to significant delays relating to various causes, including completion of preclinical testing and earlier-stage clinical trials in a timely manner, engaging contract research organizations and other service providers, scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria and shortages of available drug supply. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. Regardless of the initial size or relative complexity of a clinical trial, the costs of such trial may be higher than expected due to increases in duration or size of the trial, changes in the protocol pursuant to which the trial is being conducted, additional or special requirements of one or more of the healthcare centers where the trial is being conducted, or changes in the regulatory requirements applicable to the trial or in the standards or guidelines for approval of the product candidate being tested or for other unforeseen reasons. In addition, we conduct clinical trials in foreign countries, which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign clinical research organizations, as well as expose us to risks associated with foreign currency transactions insofar as we might desire to use U.S. Dollars to make contract payments denominated in the foreign currency where the trial is being conducted.

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

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe many of our product candidates (including gevokizumab, XMetA, XMetD, XMetS and XOMA 3AB) will be regulated by the FDA as biologics and some of our product candidates will be regulated by the FDA as drugs. Initiation of clinical trials requires approval by health authorities. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with FDA and International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use Good Clinical Practices and the European Clinical Trials Directive under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Other national, foreign and local regulations also may apply. The developer of the drug must provide information relating to the characterization and controls of the product before administration to the patients participating in the clinical trials. This requires developing approved assays of the product to test before administration to the patient and during the conduct of the trial. In addition, developers of pharmaceutical products must provide periodic data regarding clinical trials to the FDA and other health authorities, and these health authorities may issue a clinical hold upon a trial if they do not believe, or cannot confirm, that the trial can be conducted without unreasonable risk to the trial participants. We cannot assure you that U.S. and foreign health authorities will not issue a clinical hold with respect to any of our clinical trials in the future.

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

We may issue additional equity securities and thereby materially and adversely affect the price of our common stock.*

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which none were issued and outstanding as of November 5, 2013, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. In April 2011, the 2,959 Series B convertible preference shares previously issued to Genentech were converted by Genentech into 254,560 shares of common stock. In addition, we are authorized to issue, generally without stockholder approval, up to 138,666,666 shares of common stock, of which 93,077,887 were issued and outstanding as of November 5, 2013. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

On February 4, 2011, we entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”) with McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”), under which we may sell shares of our common stock from time to time through MLV, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under our Registration Statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011, and amended on March 10, 2011, June 3, 2011, and January 3, 2012, which was most recently declared effective by the SEC on January 17, 2012. MLV may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker. MLV also may sell the shares in privately negotiated transactions, subject to our prior approval. From the inception of the 2011 ATM Agreement through November 5, 2013, we sold a total of 7,572,327 shares of common stock under this agreement for aggregate gross proceeds of $14.6 million.

On March 9, 2012, we completed an underwritten public offering of 29,669,154 shares of our common stock, and accompanying warrants to purchase one half of a share of common stock for each share purchased, at a public offering price of $1.32 per share. Total gross proceeds from the offering were approximately $39.2 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $3.0 million. The warrants, which represent the right to acquire an aggregate of up to 14,834,577 shares of common stock, are exercisable immediately and have a five-year term and an exercise price of $1.76 per share. As of November 5, 2013, 13,313,335 of these warrants were outstanding.

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

On August 23, 2013, we completed an underwritten public offering of 8,736,187 shares of our common stock, including 1,139,502 shares of our common stock that were issued upon the exercise of the underwriters’ 30-day over-allotment option to purchase additional shares, at a public offering price of $3.62 per share. Total gross proceeds from the offering were approximately $31.6 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $2.2 million.

In addition, funding from collaboration partners and others has in the past and may in the future involve issuance by us of our shares of common stock. We cannot be certain how the purchase price of such shares, the relevant market price or premium, if any, will be determined or when such determinations will be made. Any such issuance could result in dilution in the value of our issued and outstanding shares.

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

Our share price may be volatile and there may not be an active trading market for our common stock.*

There can be no assurance the market price of our common stock will not decline below its present market price or there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2013, through November 5, 2013, the share price of our common stock has ranged from a high of $5.54 to a low of $2.43. Factors contributing to such volatility include, but are not limited to:

•	results of preclinical studies and clinical trials;
•	the pace of enrollment in our clinical trials
•	information relating to the safety or efficacy of products or product candidates;
•	developments regarding regulatory filings;
•	announcements of new collaborations;
•	failure to enter into collaborations;
•	developments in existing collaborations;

•	our funding requirements and the terms of our financing arrangements;
•	technological innovations or new indications for our therapeutic products and product candidates;
•	introduction of new products or technologies by us or our competitors;
•	sales and estimated or forecasted sales of products for which we receive royalties, if any;
•	government regulations;
•	developments in patent or other proprietary rights;
•	the number of shares issued and outstanding;
•	the number of shares trading on an average trading day;
•	announcements regarding other participants in the biotechnology and pharmaceutical industries; and
•	market speculation regarding any of the foregoing.

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

•
We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 60 companies. As of November 5, 2013, we were aware of two antibody products manufactured using this technology that have received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular wet age-related macular degeneration and UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis. In the third quarter of 2009, we sold our LUCENTIS royalty interest to Genentech. In the third quarter of 2010, we sold our CIMZIA royalty interest.

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

Gevokizumab

We, in collaboration with Servier, are developing gevokizumab, a potent monoclonal antibody with unique allosteric modulating properties that binds strongly to interleukin-1 beta (IL-1 beta), a pro-inflammatory cytokine.  In binding to IL-1 beta, gevokizumab inhibits the activation of the IL-1 receptor, thereby modulating the cellular signaling events that produce inflammation. Other companies are developing other products based on the same or similar therapeutic targets as gevokizumab, and these products may prove more effective than gevokizumab. We are aware that:

•
Novartis markets and is developing ILARIS® (canakinumab, ACZ885), a fully human monoclonal antibody that selectively binds to and neutralizes IL-1 beta. Since 2009, canakinumab has been approved in over 50 countries for the treatment of children and adults suffering from Cryopyrin-Associated Periodic Syndrome (“CAPS”). Novartis has filed for regulatory approval of canakinumab in the United States and Europe for the treatment of acute attacks in gouty arthritis. On March 1, 2013, Novartis announced that they received EU approval for Ilaris in patients suffering acute gouty arthritis attacks which cannot gain relief from current treatments. It is administered as a single 150 mg subcutaneous injection. In May 2013, Novartis received FDA approval, and in September 2013 Novartis received EU approval, to treat active systemic juvenile idiopathic arthritis. Novartis also is pursuing other diseases in which IL-1 beta may play a prominent role, such as systemic secondary prevention of cardiovascular events.

•
Eli Lilly and Company (“Lilly”) was developing a monoclonal antibody to IL-1 beta in Phase 1 studies for the treatment of cardiovascular disease. In June 2011, Lilly reported results from a Phase 2 study of LY2189102 in 106 patients with Type 2 diabetes, showing a significant (p<0.05), early reduction in C reactive protein (“CRP”), moderate reduction in HbA1c and anti-inflammatory effects. We do not know whether LY2189102 remains in development.

•
In 2008, Swedish Orphan Biovitrum obtained from Amgen the global exclusive rights to Kineret® (anakinra) for rheumatoid arthritis as currently indicated in its label. In November 2009, the agreement regarding Swedish Orphan Biovitrum’s Kineret license was expanded to include certain orphan indications.  Kineret is an IL-1 receptor antagonist (IL-1ra) that has been evaluated in multiple IL-1-mediated diseases, including indications we are considering for gevokizumab. In addition to other on-going studies, a proof-of-concept clinical trial in the United Kingdom investigating Kineret in patients with a certain type of myocardial infarction, or heart attack, has been completed. In August 2010, Biovitrum announced the FDA had granted orphan drug designation to Kineret for the treatment of CAPS, and in January 2013 they obtained FDA approval for NOMID, a severe form of CAPS. Shanghai CP Guojian Pharmaceutical is developing an injectable formulation of recombinant human IL-1Ra, presumed to be a follow-on biologic version of anakinra, for the potential treatment of rheumatoid arthritis. In February 2010, an NDA was filed with the SFDA; in January 2012, supplemental materials were required by the SFDA to conclude the review.

•
In February 2008, Regeneron Pharmaceuticals, Inc. (“Regeneron”), announced it had received marketing approval from the FDA for ARCALYST® (rilonacept) injection for subcutaneous use, an interleukin-1 blocker or IL-1 Trap, for the treatment of CAPS, including Familial Cold Auto-inflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 and older. In September 2009, Regeneron announced rilonacept was approved in the EU for CAPS, but by February 2013, the company had withdrawn the approved application for CAPS in the EU. In June 2010 and February 2011, Regeneron announced positive results of two Phase 3 clinical trials of rilonacept in gout. In November 2011, Regeneron announced the FDA had accepted for review Regeneron’s supplemental BLA for ARCALYST for the prevention and treatment of gout. However, following the FDA’s issuance of a Complete Response Letter, in October 2012 Regeneron announced it had discontinued development of the drug for gout.

•
AbbVie is developing ABT-981, a dual variable domain immunoglobulin (DVD-Ig) that incorporates anti-IL-1 alpha and anti-IL-1 beta antibodies, for the potential treatment of osteoarthritis. By January 2012, the drug had entered phase I development.

•
AbbVie is developing ABT-981, a dual variable domain immunoglobulin (DVD-Ig) that incorporates anti-IL-1 alpha and anti-IL-1 beta antibodies, for the potential treatment of osteoarthritis. By January 2012, the drug had entered phase I development.

•
Amgen was developing AMG 108, a fully human monoclonal antibody that targets inhibition of the action of IL-1.  In April 2008, Amgen reported results from a Phase 2 study in rheumatoid arthritis. AMG 108 showed statistically significant improvement in the signs and symptoms of rheumatoid arthritis and was well tolerated. In January 2011, MedImmune, the worldwide biologics unit for AstraZeneca PLC, announced Amgen granted it rights to develop AMG 108 worldwide except in Japan.

•
In June 2009, Cytos Biotechnology AG announced the initiation of an ascending dose Phase 1/2a study of CYT013-IL1bQb, a therapeutic vaccine targeting IL-1 beta, in Type 2 diabetes. In 2010, this study was extended to include two additional groups of patients. However, in August 2011, the company put development on hold in order to reduce costs.

•
The following companies have completed or are conducting or planning Phase 3 clinical trials of the following products for the treatment of noninfectious intermediate, posterior or pan-uveitis: AbbVie - HUMIRA® (adalimumab); Lux Biosciences, Inc. – LUVENIQ® (voclosporin); Novartis - Myfortic® (mycophenalate sodium); secukinumab, Santen Pharmaceutical Co., Ltd. – Sirolimus® (rapamycin), and pSivida Corp. – Fluacinolone Acetonide Intravitreal.

XOMA 3AB

We also are developing XOMA 3AB, a combination, or cocktail, of antibodies designed to neutralize the most potent of botulinum toxins. Other companies are developing other products targeting botulism poisoning, and these products may prove more effective than XOMA 3AB. We are aware:

•
Cangene Corporation has a contract with the U.S. Department of Health & Human Services, expected to be worth $423.0 million, to manufacture and supply an equine heptavalent botulism anti-toxin. In March 2013, the product was approved by the FDA.

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

We are subject to foreign currency exchange rate risks because substantially all of our revenues and operating expenses are paid in U.S. Dollars, but we incur certain expenses, as well as interest and principal obligations with respect to our loan from Servier in Euros. To the extent the U.S. Dollar declines in value against the Euro, the effective cost of servicing our Euro-denominated debt will be higher. Changes in the exchange rate result in foreign currency gains or losses. Although we have managed some of our exposure to changes in foreign currency exchange rates by entering into foreign exchange option contracts, there can be no assurance foreign currency fluctuations will not have a material adverse effect on our business, financial condition, liquidity or results of operations. In addition, our foreign exchange option contracts are re-valued at each financial reporting period, which also may result in gains or losses from time to time.

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

We are exposed to an increased risk of product liability claims.*

The testing, marketing and sales of medical products entails an inherent risk of allegations of product liability. We were party to a number of product liability claims filed against Genentech Inc., and even though Genentech agreed to indemnify us in connection with these matters and these matters have been settled, there can be no assurance other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities.  In the event of one or more large, unforeseen awards of damages against us, our product liability insurance may not provide adequate coverage. A significant product liability claim for which we were not covered by insurance or indemnified by a third party would have to be paid from cash or other assets, which could have an adverse effect on our business and the value of our common stock. To the extent we have sufficient insurance coverage, such a claim would result in higher subsequent insurance rates. In addition, product liability claims can have various other ramifications, including loss of future sales opportunities, increased costs associated with replacing products, a negative impact on our goodwill and reputation, and divert our management’s attention from our business, each of which could also adversely affect our business and operating results.

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

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), the Company experienced ownership changes in 2009 and 2012 which substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year.  As of September 30, 2013, the Company has excluded the NOLs and R&D credits that will expire as a result of the annual limitations. To the extent that the Company does not utilize its carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will also expire unused.

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

Because we are a relatively small biopharmaceutical company with limited resources, we may not be able to attract and retain qualified personnel.*

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 170 employees as of November 5, 2013. We may require additional experienced executive, accounting, research and development, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

Volatility in the financial markets also has created liquidity problems in investments previously thought to bear a minimal risk.  For example, money market fund investors, including us, have in the past been unable to retrieve the full amount of funds, even in highly rated liquid money market accounts, upon maturity. Although as of September 30, 2013, we have received the full amount of proceeds from money market fund investments, an inability to retrieve funds from money market fund investments as they mature in the future could have a material and adverse impact on our business, results of operations and cash flows.

Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since September 30, 2013, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not impact our current portfolio of cash equivalents negatively or our ability to meet our financing objectives.

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

We have a significant stockholder, which may limit other stockholders’ ability to influence corporate matters and may give rise to conflicts of interest.*

Entities controlled by Felix J. Baker and Julian C. Baker beneficially own approximately 30.4% of our outstanding common stock as of November 5, 2013, which includes warrants to purchase approximately 7.6 million shares of XOMA’s common stock at an exercise price of $1.76 per share. On July 19, 2012, our Board of Directors elected Kelvin Neu, M.D., to serve on our Board of Directors. Dr. Neu is a Managing Director at Baker Bros. Advisors, LLC, an entity controlled by Felix J. Baker and Julian C. Baker. Accordingly, these entities may exert significant influence over us and any action requiring the approval of the holders of our stock, including the election of directors and approval of significant corporate transactions. Furthermore, conflicts of interest could arise in the future between us, on the one hand, and these entities, on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters.

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

On November 7, 2013, the Company issued a press release announcing the Company’s financial results for the third quarter ended September 30, 2013. A copy of the press release is furnished as Exhibit 99.1 to this report.

ITEM 6.	EXHIBITS

See Index to Exhibits at the end of this Report, which is incorporated by reference here. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report, except for Exhibit 99.1, which is furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Corporation

Date: November 7, 2013	By:	/s/ JOHN VARIAN
John Varian
Chief Executive Officer (principal executive officer) and Director

Date: November 7, 2013	By:	/s/ FRED KURLAND
Fred Kurland
Vice President, Finance, Chief Financial Officer and Secretary
(principal financial and principal accounting officer)

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Form of Certificate of Designations of Series A Preferred Stock	8-K	000-14710	3.1	01/03/2012

4.4	Form of Amended and Restated Warrant (June 2009 Warrants)	8-K	000-14710	10.6	02/02/2010

4.5	Form of Warrant (February 2010 Warrants)	8-K	000-14710	10.2	02/02/2010

4.6	Form of Warrant (December 2011 Warrants)	10-K	000-14710	4.9	03/14/2012

4.7	Form of Warrant (March 2012 Warrants)	8-K	000-14710	4.1	03/07/2012

4.8	Form of Warrant (September 2012 Warrants)	8-K	000-14710	4.10	10/03/2012

10.1+	Consent, Transfer, Assumption and Amendment Agreement, dated August 12, 2013, by and among XOMA Ireland Limited, XOMA (US) LLC and Les Laboratoires Servier.

10.2+	Promissory Note, dated August 12, 2013, from XOMA (US) LLC to Les Laboratoires Servier.

10.3+	Second Amendment to Loan Agreement, dated August 12, 2013, by and among XOMA (US) LLC, XOMA Corporation and General Electric Capital Corporation.

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+
Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

99.1++	Press Release dated November 7, 2013

101.INS+	XBRL Instance Document(2)

101.SCH+	XBRL Taxonomy Extension Schema Document(2)

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document(2)

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document(2)

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document(2)

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document(2)

+	Filed herewith

+ +
Furnished herewith.  The information in Exhibit 99.1 shall not be deemed "filed" for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section or sections II and 12(a) (2) of the Securities Act of 1933, as amended.  The information contained in Exhibit 99.1 shall not be incorporated by reference into any filings with the U.S. Securities and Exchange Commission made by XOMA Corporation, whether made before or after the date hereof, regardless  of any general incorporation language in such filings.

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