Form 10-K
period 2013-12-31
XOMA Corp
filed 2014-03-12
CIK 791908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐   Accelerated Filer ☒ Non-Accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes ☐    No ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant is $300,612,834 as of June 30, 2013

Number of shares of Common Stock outstanding as of March 10, 2014:  106,571,513

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the Company’s 2014 Annual General Meeting of Stockholders are incorporated by reference into Part III of this Report.

XOMA Corporation
2013 FORM 10-K ANNUAL REPORT

PART I

Certain statements contained herein related to the anticipated size of clinical trials, the anticipated timing of initiation of clinical trials, the expected availability of clinical trial results, the sufficiency of our cash resources, the estimated costs of clinical trials and the amounts of certain revenues and certain costs in comparison to prior years, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “estimate,” “continue,” “could,” “anticipate,” “assume,” “intend,” “expect,” “predict,” “potential” “should,” “would,” and similar expressions are intended to identify forward-looking statements. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things: our product candidates are still being developed, and we will require substantial funds to continue development which may not be available; we have sustained losses in the past and we expect to sustain losses in the future; we are substantially dependent on Servier for the development and commercialization of gevokizumab and for other aspects of our business; we have received negative results from certain of our clinical trials, and we face uncertain results of other clinical trials of our product candidates; if our therapeutic product candidates do not receive regulatory approval, neither our third-party collaborators, our contract manufacturers nor we will be able to manufacture and market them; we may not obtain orphan drug exclusivity or we may not receive the full benefit of orphan drug exclusivity even if we obtain such exclusivity; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; we may not be successful in commercializing our products, which could also affect our development efforts; we are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our product candidates and could subject us to significant fines and penalties; and certain of our technologies are in-licensed from third parties, so our capabilities using them are restricted and subject to additional risks. These and other risks, including those related to current economic and financial market conditions, are contained principally in Item 1, Business; Item 1A, Risk Factors; Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other sections of this Annual Report on Form 10-K.  Factors that could cause or contribute to these differences include those discussed in Item 1A, Risk Factors, as well as those discussed elsewhere in this Annual Report on Form 10-K.

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

Overview

XOMA Corporation (“XOMA”), a Delaware corporation, discovers and develops innovative antibody-based therapeutics, including those that have unique allosteric modulating properties. Our lead product candidate, gevokizumab, is a proprietary potent, fully humanized allosteric-modulating monoclonal antibody that binds to the inflammatory cytokine interleukin-1 beta (“IL-1 beta”). We believe that by targeting IL-1 beta, gevokizumab has the potential to address the underlying inflammatory causes of a wide range of diseases that have been identified as having unmet medical needs.

Together with our development partner, Servier (“Servier”), a leading independent French pharmaceutical company, we initiated three Phase 3 clinical trials evaluating gevokizumab for the treatment of non-infectious intermediate, posterior or pan-uveitis (“NIU”) and Behçet’s uveitis, a severe subset of NIU. XOMA is responsible for all of the clinical study sites in the United States, and Servier is responsible for all of the clinical study sites outside of the United States. These studies are known as the EYEGUARD™ program, which includes EYEGUARD-A (patients with active NIU), EYEGUARD-B (patients with Behçet’s uveitis), and EYEGUARD-C (patients currently controlled with systemic treatment).

In addition to the NIU clinical trials, we also are conducting a trial of gevokizumab in pyoderma gangrenosum (“PG”), a rare ulcerative skin disease. Based upon what we believe are compelling data from our pilot study in patients with PG, we requested an End of Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”) to solicit feedback on our proposed Phase 3 clinical development program.  We have been granted a Type B meeting, which we expect to occur in March 2014 and to receive feedback from the FDA early in the second quarter of 2014.

We also have an active gevokizumab Proof-of-Concept (“POC”) development program to identify indications for pivotal development. We conducted POC trials in moderate-to-severe inflammatory acne and in erosive osteoarthritis of the hand (“EOA”), and we have several other ongoing POC studies. In early 2013, we reported top-line results from our moderate-to-severe inflammatory acne study.  Based upon market analysis, we have decided not to pursue a pivotal program in moderate-to-severe inflammatory acne; however, we will consider conducting pilot studies in rare acne indications classified under the umbrella diagnosis of neutrophilic dermatoses.  In October 2013, we reported promising results from the Day 84 pain, stiffness and function endpoints in our gevokizumab POC study in patients with EOA and elevated C-reactive protein (“CRP”), known as Study 160.  At the same time, we announced we completed patient enrollment in a supplemental study for patients with EOA and non-elevated CRP, known as Study 162. On March 4, 2014, we reported that despite early positive results in Study 160, the top-line data at Day 168 in that study, as well as data at Day 84 in Study 162, were not positive.  These results led to our decision not to pursue Phase 3 testing in the broad EOA population.  We will continue to review the data to determine if there is a subgroup of the EOA population that could benefit from gevokizumab therapy.

Gevokizumab has been generally well tolerated across all of our clinical studies.  In both the acne and EOA studies, there were no drug-related serious adverse events reported. The most common adverse events were headache, pain, arthralgia, urinary tract infections, upper respiratory tract infections and pneumonia, and they were comparable between gevokizumab and placebo.

We also have ongoing clinical studies assessing gevokizumab’s potential to treat several other rare diseases. Two studies are being conducted in collaboration with the U.S. National Institutes of Health (“NIH”). In March 2013, we announced that a gevokizumab study in patients with non-infectious anterior scleritis had opened for enrollment at the National Eye Institute (“NEI”). In August 2013, we announced a gevokizumab clinical study in patients with inflammatory autoimmune inner ear disease (“AIED”) run by the North Shore-Long Island Jewish Health System in collaboration with the National Institute on Deafness and Other Communication Disorders (“NIDCD”).

Separately, Servier instituted its own active development program for gevokizumab beyond the NIU and Behçet’s uveitis Phase 3 program. In 2012, Servier initiated a gevokizumab Phase 2 study in patients with acute coronary syndrome, a cardiovascular disease.  In 2013, Servier also began testing gevokizumab in a variety of POC studies, including polymyositis/dermatomyositis, Schnitzler syndrome, and giant cell arteritis. Servier has indicated these are the first studies in an extensive multi-indication exploratory program it expects to conduct.

Our proprietary preclinical pipeline includes classes of allosteric modulating antibodies that activate, sensitize or deactivate the insulin receptor in vivo, which we have named XMet.  This portfolio of antibodies represents potential new therapeutic approaches to the treatment of diabetes and several rare diseases that have insulin involvement.

We have developed these and other antibodies using some or all of our ADAPT™ antibody discovery and development platform, our ModulX™ technologies for generating allosterically modulating antibodies, and our OptimX™ technologies for optimizing biophysical properties of antibodies, including affinity, immunogenicity, stability and manufacturability.

Our biodefense initiatives include XOMA 3AB, a biodefense anti-botulism product candidate comprised of a combination of three antibodies.  XOMA 3AB is directed against botulinum toxin serotype A and has been developed through funding from the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the NIH. A Phase 1 trial was completed on XOMA 3AB, with no product-related serious adverse events. In January 2012, we announced that we will complete our NIAID biodefense contracts currently in place but will not actively pursue future contracts.  Should the government choose to acquire XOMA 3AB or other biodefense products in the future, we expect to be able to produce these antibodies through an outside manufacturer.

We also have developed antibody product candidates with premier pharmaceutical companies including Novartis AG (“Novartis”) and Takeda Pharmaceutical Company Limited (“Takeda”).  Two antibodies developed with Novartis, LFA102 and HCD122 (lucatumumab), are in clinical development by Novartis.

Corporate Strategy

To ensure we capture the value from our product discovery and development programs, we are committed to establishing XOMA as a commercial organization in the United States. Our commercialization strategy is to market XOMA’s products to the U.S.-based specialist prescriber through our own focused sales teams. For example, when selecting indications for gevokizumab clinical development, we investigate published data that supports IL-1 beta’s role in the disease state and supplement the clinical evidence with data that indicates the affected patients are treated by a specialized physician base. When our compounds target indications that will require clinical studies that are prohibitively large or the targeted patient populations are not treated by specialist providers, we will seek a development and commercialization partner. For example, we will seek a partner for two of the compounds in the XMet platform, as they target Type 1 and Type 2 diabetes, and we will retain the third, which targets several rare indications for individuals with dysregulated insulin production.

Additionally, we may seek to expand our pipeline by developing additional proprietary products and technologies and by entering into additional licensing and collaborative arrangements with pharmaceutical and biotechnology companies.

The principal elements of our corporate strategy are to:

•
Complete Phase 3 clinical development for gevokizumab, our lead product candidate, in non-infectious uveitis. With Servier, we launched the global gevokizumab Phase 3 clinical development program, named EYEGUARD™, in 2012. The global program includes two Phase 3 trials in active and controlled NIU (EYEGUARD-A and EYEGUARD-C, respectively) and a Phase 3 trial outside the United States in a subset of NIU patients who suffer from Behçet’s disease (EYEGUARD-B). The EYEGUARD-A study defines active NIU as a vitreous haze score of equal to or greater than two on the SUN/NEI scale. The vitreous is a normally transparent gel that fills the eyeball behind the lens, and vitreous haze is the clouding of that gel. The EYEGUARD-C study is designed to determine if physicians can reduce or eliminate corticosteroid use from NIU patients without causing their disease to flare, or exacerbate. The EYEGUARD-B study also is designed to determine if physicians can reduce or eliminate corticosteroid use from Behçet’s disease patients without causing an acute exacerbation of their uveitis. In addition to establishing efficacy, we believe these trials have been designed to provide data necessary to meet the FDA minimum safety requirements for ophthalmic indications: at least 300 patients must be treated for at least six months and 100 patients for one year at the to-be-marketed dose.

EYEGUARD-A and -C require 300 patients to be enrolled in each study.  The pace of enrollment in both studies has been slower than both Servier and we had anticipated. We increased the number of study sites in the U.S. to 70, 69 of which are now open, and we have implemented and continue to implement a variety of activities to accelerate patient enrollment.  We are seeing slow but steady progress in enrolling patients in the United States, particularly in EYEGUARD-C.  As of March 1, 2014, Servier has obtained regulatory approval for EYEGUARD-A and EYEGUARD-C in 19 of its targeted 23 territories.  These countries represent 61 of the planned 70 clinical sites in the Servier territory, and opening the study sites in Servier’s territories is crucial to getting the EYEGUARD-A and -C studies completed.   For the EYEGUARD-A and -C studies to reach their primary end points in 2014, we must increase the pace of enrollment at the U.S. sites, and both studies need a sizable bolus of patients from the recently approved countries of Argentina, Mexico, Turkey, Armenia, and Brazil. We believe we need positive results from any two of these three studies in order to file a Biologics License Application (“BLA”) in NIU with the FDA.

•
Pursue a Phase 3 program in PG, a rare skin disease classified under the broader indication of neutrophilic dermatoses. In late 2013, we launched a pilot study to determine gevokizumab’s ability to treat acute inflammatory PG, one of several rare skin diseases classified under the broader cluster of neutrophilic dermatoses. We designed the study to enroll as many as eight patients to receive gevokizumab, dosed once monthly for three months. Of the six patients dosed with 60mg of gevokizumab, five patients had a reduction in the size of the target ulcer and four achieved complete closure of the target ulcer with no sign of active PG by day 84.  We will present the data from all six patients to the FDA as a part of the Type B meeting, which will be held in March 2014, during which time we will request FDA guidance on the requirements for a Phase 3 program in PG.  We anticipate having the FDA’s feedback on our proposed PG Phase 3 program early in the second quarter of 2014.

•
Advance secondary Phase 3 clinical development strategy for gevokizumab in Behçet’s uveitis. As a parallel strategy to accelerate our path to commercialization, we plan to seek guidance from the FDA to determine the requirements necessary to support a BLA in Behçet’s uveitis. In 2012, Servier launched an open-label Phase 2 study in patients with Behçet’s disease and a history of severe uveitis who were treated with corticosteroids and at least one pre-specified immunosuppressant. Fifteen evaluable patients presented with elevated vitreous haze resulting from their Behçet’s uveitis. All of the evaluable patients responded to gevokizumab treatment, most within one week, and all of the patients had vitreous haze reduction of at least one unit. Eleven of the fifteen patients met a prerequisite for enrollment in our Phase 3 EYEGUARD-A study, a vitreous haze score of greater than or equal to two on the NEI/SUN scale. Eight of these eleven patients showed a two-unit reduction in vitreous haze at about day 70.

We believe positive results from both Servier’s and our Phase 2 Behçet’s uveitis studies, combined with positive data from EYEGUARD-B, could support a Behçet’s uveitis BLA submission. The FDA expects clinical evidence of activity in U.S. patients with Behçet’s uveitis to support a BLA filing in this indication. We are developing the protocol for this additional study, which would be used to supplement potential positive data from  EYEGUARD-B study and form the basis of a BLA filing for Behçet’s uveitis in the United States.

•
Continue to assess gevokizumab’s ability to treat a variety of diseases that have IL-1β involvement. We believe that by targeting IL-1 beta, gevokizumab has the potential to address the underlying inflammatory causes of a wide range of diseases.  We designed our POC program to study gevokizumab’s potential in diseases that have IL-1β involvement and that are recognized as those with unmet medical needs.  This program is structured in such a way that the success or failure of a single study does not have an impact on the other indications we are studying.

We are continuing our open-label safety and efficacy study gevokizumab in patients with EOA, as our analysis may determine that patients benefit from longer-term therapy or identify a subset of the patient population that could benefit from gevokizumab treatment.  This study, Study 161, has over 240 patients enrolled who are receiving gevokizumab 60 mg once monthly.

In April 2013, the NEI, one of the institutes of the NIH, opened its non-infectious, active, anterior scleritis trial for patient enrollment. The open-label single-arm Phase 1/2 study is designed to assess the safety and potential efficacy of gevokizumab in 10 patients experiencing non-infectious, active, anterior scleritis, which is the inflammation of the sclera (the fibrous white membrane surrounding the eyeball excluding the cornea).

In August 2013, we announced a single-center clinical trial in ten patients with AIED, which falls under the umbrella of sensorineural hearing loss. Patients with AIED usually experience multiple episodes of rapid hearing loss either concurrently or sequentially in both ears. This study is being run by the Feinstein Institute for Medical Research, Hearing & Speech Center at North Shore-Long Island Jewish Health System in collaboration with, and with funding from, the NIDCD and the NIH.

•
Establish commercial-scale manufacturing for gevokizumab. In August 2012, Servier and we announced an agreement with Boehringer Ingelheim to transfer XOMA's technology and processes for the validation of our technology and processes in preparation for the commercial manufacture of gevokizumab. Boehringer Ingelheim has completed GMP runs with successful biological comparability including all process validation batches of the XOMA processes. Boehringer Ingelheim is making preparations for the production of gevokizumab commercial batches at its facility in Biberach, Germany.

•
Advance our proprietary preclinical pipeline candidates and generate revenues from our proprietary technologies. We will continue to develop our proprietary preclinical pipeline, primarily focusing on the development of allosteric modulating monoclonal antibodies. Our most advanced program, which targets the insulin receptor, has generated three new classes of fully human monoclonal antibodies known as Selective Insulin Receptor Modulators (“SIRMs”). These allosteric modulating antibodies activate (“XMet A”), sensitize (“XMet S”) or deactivate/antagonize (“XOMA 247”) the insulin receptor in vivo. XMet A and XMet S represent the potential for distinct, new therapeutic approaches for the treatment of patients with diabetes. Separate studies of XMet A and XMet S have demonstrated reduced fasting blood glucose levels and improved glucose tolerance in mouse models of diabetes. We expect to out license XMet A and XMet S development and commercialization at a future date.

In the case of XOMA 247, a fully human, allosteric modulating monoclonal antibody engineered to deactivate the insulin receptor, we plan to develop this compound internally, as it has the potential to treat a variety of rare, severely debilitating diseases including congenital hyperinsulinism (“CHI”), hyperinsulinemic hypoglycemia in post-gastric bypass surgery patients and insulinomas.. In preclinical models, XOMA 247 has emulated the glucose lowering seen in patients with insulinomas, a beta cell tumor that over secretes insulin, and with CHI, a hereditary disease resulting in lack of insulin regulation and profound hypoglycemia that can result in seizures and brain damage. These models demonstrated XOMA 247 was capable of restoring fasting blood glucose to normal levels. We anticipate filing an IND for endogenous hypoglycemia in 2014.

•
Complete current biodefense contracts. To date, we have been awarded four contracts totaling approximately $120 million from NIAID to support development of XOMA 3AB and several additional product candidates for the treatment of botulism poisoning with botulinum toxin serotypes A, B and E, as well as C and D. In addition, our biodefense programs included two subcontracts from SRI International totaling $4.3 million, funded through NIAID, for the development of antibodies to neutralize H1N1 and H5N1 influenza viruses and the virus that causes severe acute respiratory syndrome (“SARS”).

NIAID has completed a Phase 1 trial of XOMA 3AB, a novel formulation of three antibodies designed to prevent and treat botulism poisoning from serotype A. This double-blind, dose-escalation study in 24 healthy volunteers was designed to assess the safety and tolerability and determine the pharmacokinetic profile of XOMA 3AB. This trial has been completed, and no drug product-related Serious Adverse Events have been observed. The results of this trial strongly support our platform approach for the remaining serotype-directed anti-toxins.

In 2012, we announced we will complete NIAID biodefense contracts currently in place but will not actively pursue future contracts. If the government chooses to acquire XOMA 3AB or other biodefense products in the future, we expect to be able to provide these antibodies through an outside manufacturer.

Proprietary Products

As part of our strategy, we are focusing our technology and resources on advancing our emerging proprietary pipeline. Below is a summary of our proprietary products:

•
Gevokizumab is a proprietary potent humanized monoclonal antibody with unique allosteric modulating properties and has the potential to treat patients with a wide variety of inflammatory diseases..   Gevokizumab binds strongly to IL-1 beta, a pro-inflammatory cytokine involved in NIU and Behçet’s uveitis, PG, active non-infectious anterior scleritis, cardiovascular disease, diseases under the neutrophilic dermatoses designation, Schnitzler syndrome and other diseases.. By binding to IL-1 beta, gevokizumab modulates the activation of the IL-1 receptor, thereby preventing the cellular signaling events that produce inflammation Based on its binding properties, specificity for IL-1 beta and its half-life (the time it takes for the amount administered to be reduced by one-half) in the body, gevokizumab may provide convenient dosing of once per month or less frequently.

In December 2010, we entered into an agreement with Servier to jointly develop and commercialize gevokizumab in multiple indications. Under the terms of that agreement, Servier has worldwide rights to gevokizumab for cardiovascular disease and diabetes indications and rights outside the United States and Japan to all other indications. We retain development and commercialization rights in the United States and Japan to all indications except cardiovascular disease and diabetes and have an option to reacquire rights to these indications from Servier in these territories. In 2012, Servier initiated a gevokizumab Phase 2 study in patients with acute coronary syndrome, a cardiovascular disease. In 2013, Servier also began testing gevokizumab in a variety of proof-of-concept studies, including polymyositis/dermatomyositis, Schnitzler syndrome, and giant cell arteritis.

•
XMet:  XOMA Metabolic Activating, Sensitizing and Antagonizing/Deactivating Antibodies.  “SIRMs, such as XMet A, are designed to provide long-acting insulin-like activity to diabetic patients who cannot make sufficient insulin, potentially reducing the number of insulin injections needed to control their blood glucose levels.  Insulin receptor-sensitizing antibodies, such as XMet S, are designed to reduce insulin resistance and could enable diabetic patients to use their own insulin more effectively to control blood glucose levels. Insulin receptor deactivating/antagonizing antibodies, such as XOMA 247, are designed to treat several diseases that result from the continuous over-production of or inappropriate reaction to insulin. There are three rare disease indications that may benefit from XOMA 247 that are of greatest interest to us: congenital hyperinsulinism (“CHI”), hyperinsulinemic hypoglycemia in post-gastric bypass surgery patients and insulinomas.

Studies presented on XMet A have demonstrated it reduced fasting blood glucose levels and improved glucose tolerance in a mouse model of diabetes. After six weeks of treatment, mice treated with XMet A had a statistically significant reduction in HbA1c levels, a standard measure of average blood glucose levels over time, compared to the control mice. In addition, there was a statistically significant reduction in elevated non-high-density lipoprotein cholesterol levels.

Studies presented on XMet S have indicated that it is an allosteric antibody that binds to the insulin receptor (“INSR”) and enhances the binding of insulin to the INSR. In diabetic mouse models, we saw enhanced insulin sensitivity and statistically significant improvements in fasting blood glucose levels and glucose tolerance as compared to the control mice.

•
XOMA 3AB is a multi-antibody product designed to neutralize the most potent of the botulinum toxins, Type A, which causes paralysis and is a bioterrorism threat.  Our anti-botulism program also includes additional product candidates and is the first of its kind to combine multiple human antibodies in each product candidate to target a broad spectrum of the most toxic botulinum toxins, including the three most toxic serotypes, Types A, B and E.  The antibodies are designed to bind to each toxin and enhance the clearance of the toxin from the body.  The use of multiple antibodies increases the likelihood of clearing the harmful toxins by providing specific protection against each toxin type.  In contrast to existing agents that treat botulism, XOMA uses advanced human monoclonal antibody technologies in an effort to achieve superior safety, potency and efficacy and avoid life-threatening immune reactions associated with animal-derived products. NIAID has completed a Phase 1 trial of XOMA 3AB.

•
XOMA 629 is a topical anti-bacterial formulation of a peptide derived from bactericidal/permeability-increasing protein (“BPI”), an integral part of the protective human immune system. In 2012, XOMA entered into a license agreement with Margaux Biologics, Inc. (“Margaux”), under which XOMA transferred its rights, title, and interest in BPI. As consideration for the transferred assets and licenses, Margaux issued shares of its common stock to XOMA, representing an amount of capital stock equal to 7% of the outstanding capital stock of Margaux. Under the terms of this agreement, we may receive milestone payments aggregating up to $5.6 million and low- to mid-single-digit royalties on future sales of products subject to this license.

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

Technology Licenses

Below is a summary of certain proprietary technologies owned by us and available for licensing to other companies:

•
Antibody Discovery Technologies: We use human antibody phage display libraries, integrated with yeast and mammalian display, which we call ADAPT™ Integrated Display, in our discovery of therapeutic candidates. We offer access to this platform, including novel phage libraries developed internally, as part of our collaboration business.  We believe access to ADAPT™ Integrated Display offers a number of benefits to us and our collaboration partners because it enables us to combine the diversity of phage libraries with accelerated discovery due to rapid IgG reformatting and FACS-based screening using yeast and mammalian display. This increases the probability of technical and business success in finding rare and unique functional antibodies directed to targets of interest.

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

Financial and Legal Arrangements of Product Collaborations, Licensing and Other Arrangements

Collaboration and Licensing Agreements

Servier -- Gevokizumab

We have entered into a license and collaboration agreement with Servier to jointly develop and commercialize gevokizumab in multiple indications that provided a non-refundable upfront payment of $15 million, which we received in January 2011.  Under the terms of the agreement, Servier has worldwide rights to cardiovascular disease and diabetes indications and rights outside the United States and Japan to all other indications, including NIU, Behçet’s uveitis and other inflammatory and oncology indications. XOMA retains development and commercialization rights in the United States and Japan for all indications other than cardiovascular disease and diabetes.  XOMA has an option to reacquire rights to cardiovascular disease and diabetes indications from Servier in the United States and Japan (the “Cardiometabolic Indications Option”).  If we exercise the Cardiometabolic Indications Option, we will be required to pay Servier an option fee and partially reimburse their incurred development expenses.  Each party has the right in certain circumstances to pursue development in indications not specified in the agreement, and in such event, the other party will have the option to participate in such development in certain circumstances, including reimbursement of a portion of the developing party’s expenses.

Under this agreement, Servier will fund all activities to advance the global clinical development and future commercialization of gevokizumab in cardiovascular-related diseases and diabetes.  Also, Servier funded the first $50 million of gevokizumab global clinical development and CMC expenses and continues to fund 50% of further expenses related to the NIU and Behçet’s uveitis indications.

In addition, under the agreement, we are eligible to receive a combination of Euro- and U.S. Dollar (“USD”)-denominated, development and sales milestones for multiple indications aggregating to a potential maximum of approximately $488 million when converted using the December 31, 2013, Euro to USD exchange rate (the “12/31/13 Exchange Rate of 1.3766”), if XOMA reacquires cardiovascular and/or diabetes rights for use in the United States and Japan. If XOMA does not reacquire these rights, then the milestone payments aggregate to a potential maximum of approximately $827 million converted using the 12/31/13 Exchange Rate of 1.3766. Servier’s obligation to pay development and commercialization milestones will continue for so long as Servier is developing or selling products under the agreement.

We are eligible to receive royalties on gevokizumab sales from sales outside of the United States and Japan, and from global sales in cardio-metabolic indications, that are tiered based on sales levels and range from a mid-single digit to up to a mid-teens percentage rate.  Our right to royalties with respect to a particular product and country will continue for so long as such product is sold in such country.

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

We also entered into a loan agreement with Servier (the “Servier Loan Agreement”) that provided for an advance of up to €15.0 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million at the date of funding. The loan is secured by an interest in XOMA’s intellectual property rights to all gevokizumab indications worldwide, excluding certain rights in the United States and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and is subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period was 3.22% and was reset semi-annually ranging from 2.33% to 3.83%. Interest for the six-month period from January 2014 through July 2014 was reset to 2.39%. Interest is payable semi-annually; however, the Servier Loan Agreement provides for a deferral of interest payments over a period specified in the agreement. During the deferral period, accrued interest will be added to the outstanding principal amount for the purpose of interest calculation for the next six-month interest period. On the repayment commencement date, all unpaid and accrued interest shall be paid to Servier, and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. In January 2014, the Company paid $1.9 million in accrued interest to Servier.

The loan matures in 2016; however, after a specified period prior to final maturity, the loan is to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments we receive from any third-party collaboration or development partner for rights to gevokizumab in the United States and/or Japan. In addition, the loan becomes immediately due and payable upon certain customary events of default. At December 31, 2013, the outstanding principal balance under this loan was $20.6 million using the 12/31/13 Exchange Rate of 1.3766.  Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the Servier Loan Agreement.

NIAID

In September 2008, we were awarded a third NIAID contract for $64.8 million under Contract No. HHSN272200800028C (“NIAID 3”) to continue development of our anti-botulinum antibody product candidates, including XOMA 3AB and additional product candidates directed against the B and E toxin serotypes.  As part of the contract, we have developed, evaluated and produced the clinical supplies to support an IND filing with the FDA for XOMA 3AB. Independently, XOMA has funded preclinical studies required to support human clinical trials. A Phase 1 trial was completed on XOMA 3AB, with no product-related serious adverse events.  Subsequently, XOMA manufactured XOMA 3B and XOMA 3E, which are currently on stability.

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

Takeda

In November 2006, we entered into a fully funded collaboration agreement with Takeda for therapeutic monoclonal antibody discovery and development activities under which we agreed to discover and optimize therapeutic antibodies against multiple targets selected by Takeda.  Takeda agreed to make up-front, annual maintenance and milestone payments to us, fund our research and development and manufacturing activities for preclinical and early clinical studies and pay royalties on sales of products resulting from the collaboration.  Takeda is responsible for clinical trials and commercialization of drugs after an IND submission and is granted the right to manufacture once a product enters into Phase 2 clinical trials.  We have completed a technology transfer and do not expect to perform any further research and development services under this program. From 2011 through 2013, we received milestone payments relating to one currently active program.

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

Novartis

In November 2008, we restructured our product development collaboration with Novartis. Under the restructured agreement, Novartis made a payment to us of $6.2 million in cash and reduced our existing debt by $7.5 million; will fund all future research and development expenses; may pay potential milestones of up to $14.0 million and royalty rates ranging from low-double digit to high-teen percentage rates for two ongoing product programs, HCD122 and LFA102; and has provided us with options to develop or receive royalties on four additional programs. In exchange, Novartis has control over the HCD122 and LFA102 programs, as well as the right to expand the development of these programs into additional indications outside of oncology. In 2013, we received a $7.0 million milestone relating to one currently active program. Our right to milestone payments expires at such time as no collaboration product or former collaboration product is being developed or commercialized anywhere in the world and no royalty payments on these products are due.  Our right to royalty payments expires on the later of the expiration of any licensed patent covering each product or 20 years from the launch of each product.

In connection with the collaboration between XOMA and Novartis (then Chiron Corporation), a secured note agreement was executed in May 2005.  The note agreement is secured by our interest in the collaboration and is due and payable in full in June 2015.  At December 31, 2013, the outstanding principal balance under this note agreement totaled $14.8 million, and pursuant to the terms of the arrangement as restructured in November 2008, we will not make any additional borrowings on the Novartis note. Pursuant to our obligations under the Agreement, in January 2014, we made a payment, equal to 25 percent of a $7.0 million milestone received, or $1.75 million, toward our outstanding debt obligation to Novartis.

Pfizer

In August 2007, we entered into a license agreement with Pfizer Inc. (“Pfizer”) for non-exclusive, worldwide rights for XOMA’s patented bacterial cell expression technology for research, development and manufacturing of antibody products. Under the terms of the agreement, we received a license fee payment of $30 million in 2007.

From 2011 through 2013, we received milestone payments relating to ten undisclosed product candidates. We may also be eligible for additional milestone payments aggregating up to $15.2 million relating to twelve product candidates and low single-digit royalties on future sales of all products subject to this license. In addition, we may receive potential milestone payments aggregating up to $1.7 million for each additional qualifying product candidate. Our right to milestone payments expires on the later of the expiration of the last-to-expire licensed patent or the tenth anniversary of the effective date. Our right to royalties expires upon the expiration of the last-to-expire licensed patent.  We expect recognize ant revenue on milestones when and if they are achieved and on royalties when and if the underlying sales occur.

Financing Agreements

Outstanding Warrants

In June of 2009, we issued warrants to certain institutional investors as part of a registered direct offering, which represent the right to acquire an aggregate of up to 347,826 shares of common stock over a five-year period beginning December 11, 2009, at an exercise price of $19.50 per share. As of December 31, 2013, all of these warrants were outstanding.

In February 2010, we issued warrants to purchase 1,260,000 shares of XOMA’s common stock in connection with an underwritten offering, which were exercisable beginning six months and one day after issuance and have a five-year term and an exercise price of $10.50 per share. As of December 31, 2013, all of these warrants were outstanding.

In December 2011, we issued warrants in connection with a debt financing, which entitle the holder to purchase up to an aggregate of 263,158 unregistered shares of XOMA common stock at an exercise price equal to $1.14 per share. The warrants are exercisable immediately and will expire on December 30, 2016. As of December 31, 2013, all of these warrants were outstanding.

In March 2012, we issued warrants in connection with an underwritten public offering, which entitle the holders to purchase up to an aggregate of 14,834,577 shares of XOMA common stock at an exercise price equal to $1.76 per share. The warrants are exercisable immediately and will expire on March 6, 2017. As of December 31, 2013, 12,562,682 of these warrants were outstanding.

In September 2012, we issued warrants in connection with an amendment to an existing debt financing, which entitle the holder to purchase up to an aggregate of 39,346 unregistered shares of XOMA common stock at an exercise price equal to $3.54 per share. The warrants are exercisable immediately and will expire on September 27, 2017. As of December 31, 2013, all of these warrants were outstanding.

ATM Agreement

On February 4, 2011, we entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”), with McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”), under which we may sell shares of our common stock from time to time through MLV, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011, and amended on March 10, 2011, June 3, 2011 and January 3, 2012, which was most recently declared effective by the SEC on January 17, 2012.  MLV may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker.  MLV also may sell the shares in privately negotiated transactions, subject to our prior approval.  We will pay MLV a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2011 ATM Agreement.  From the inception of the 2011 ATM Agreement through December 31, 2012, we sold a total of 7,572,327 shares of common stock under this agreement for aggregate gross proceeds of $14.6 million.  No shares of common stock have been sold under this agreement since February 3, 2012. Total offering expenses incurred related to sales under the 2011 ATM Agreement from inception to December 31, 2013, were $0.5 million. The registration statement under which the 2011 ATM was entered expires in June of 2014.

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

In connection with the amendment, on September 27, 2012, we issued to GECC unregistered stock purchase warrants, which entitle GECC to purchase up to an aggregate of 39,346 shares of XOMA common stock at an exercise price equal to $3.54 per share. These warrants are exercisable immediately and have a five-year term. The warrants’ fair value of $0.1 million was recorded as a discount to the debt obligation and is being amortized over the term of the loan using the effective interest method. The warrants are classified in permanent equity on the consolidated balance sheets.

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

At December 31, 2013, the outstanding principal balance under the Amended Term Loan was $9.4 million.

Underwritten Offerings

On March 9, 2012, we completed an underwritten public offering of 29,669,154 shares of our common stock, and accompanying warrants to purchase one half of a share of common stock for each share purchased, at a public offering price of $1.32 per share. Total gross proceeds from the offering were approximately $39.2 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $3.0 million. The warrants, which represent the right to acquire an aggregate of up to 14,834,577 shares of common stock, are exercisable immediately and have a five-year term and an exercise price of $1.76 per share. As of December 31, 2013, 12,562,682 of these warrants were outstanding.

On October 29, 2012, we completed an underwritten public offering of 13,333,333 shares of our common stock, at a public offering price of $3.00 per share. Total gross proceeds from the offering were approximately $40.0 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $3.0 million.

On August 23, 2013, the Company completed an underwritten public offering of 8,736,187 shares of its common stock, including 1,139,502 shares of its common stock that were issued upon the exercise of the underwriters’ 30-day over-allotment option, at a public offering price of $3.62 per share. Total gross proceeds from the offering were approximately $31.6 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $2.2 million.

On December 18, 2013, the Company completed an underwritten public offering of 10,925,000 shares of its common stock, including 1,425,000 shares of its common stock that were issued upon the exercise of the underwriters’ 30-day over-allotment option, at a public offering price of $5.25 per share. Total gross proceeds from the offering were approximately $57.4 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $3.8 million.

Research and Development

Our research and development expenses currently include costs of personnel, supplies, facilities and equipment, consultants, third-party costs and other expenses related to preclinical and clinical testing.  In 2013, our research and development expenses were $74.9 million, compared with $68.5 million in 2012 and $68.1 million in 2011.

Our research and development activities can be divided into those related to our internal projects and those related to collaborative and contract arrangements, which are reimbursed by our customers.  In 2013, research and development expenses relating to internal projects were $47.5 million, compared with $30.5 million in 2012 and $24.4 million in 2011.  In 2013, research and development expenses related to collaborative and contract arrangements were $27.4 million, compared with $37.9 million in 2012 and $43.7 million in 2011.  Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations- Research and Development Expenses for further information regarding our research and development expenses.

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

Without limiting the foregoing, we are aware of the following competitors for the products and candidates shown in the table below.  This table is not intended to be representative of all existing competitors in the market:

Product/Candidate	Competitors
Gevokizumab	AbbVie Inc. Biovitrum AB Eli Lilly and Company MedImmune Novartis AG pSivida Regeneron Pharmaceuticals, Inc. Santen Pharmaceutical Co., Ltd.
XOMA 3AB	Emergent BioSolutions, Inc.

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, pre-market approval, manufacture, marketing, import, export and distribution of biopharmaceutical products. These agencies and other regulatory agencies regulate research and development activities and the testing, approval, manufacture, quality control, safety, effectiveness, labeling, storage, recordkeeping, advertising and promotion of products and product candidates. Failure to comply with applicable FDA or other regulatory requirements may result in Warning Letters, civil or criminal penalties, suspension or delays in clinical development, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market. The development and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. We must obtain approval of our product candidates from the FDA before we can begin marketing them in the United States. Similar approvals are also required in other countries.

Product development and approval within this regulatory framework is uncertain, can take many years and requires the expenditure of substantial resources. The nature and extent of the governmental review process for our product candidates will vary, depending on the regulatory categorization of particular product candidates and various other factors.

The necessary steps before a new biopharmaceutical product may be sold in the United States ordinarily include:

●	preclinical in vitro and in vivo tests, which must comply with Good Laboratory Practices, or GLP;

●	submission to the FDA of an IND which must become effective before clinical trials may commence, and which must be updated annually with a report on development;

●	completion of adequate and well controlled human clinical trials to establish the safety and efficacy of the product candidate for its intended use;

●	submission to the FDA of a Biologics License Application, or BLA, which must often be accompanied by payment of a substantial user fee;

●
FDA pre-approval inspection of manufacturing facilities for current Good Manufacturing Practices, or GMP, compliance and FDA inspection of select clinical trial sites for Good Clinical Practice, or GCP, compliance; and

●	FDA review and approval of the BLA and product prescribing information prior to any commercial sale.

The results of preclinical tests (which include laboratory evaluation as well as preclinical GLP studies to evaluate toxicity) for a particular product candidate, together with related manufacturing information and analytical data, are submitted as part of an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. IND submissions may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP regulations and regulations for informed consent and privacy of individually identifiable information.

Clinical trials generally are conducted in three sequential phases that may overlap or in some instances, be skipped. In Phase 1, the initial introduction of the product into humans, the product is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase 2 usually involves trials in a limited patient population to evaluate the efficacy of the potential product for specific, targeted indications, determine dosage tolerance and optimum dosage and further identify possible adverse reactions and safety risks. Phase 3 and pivotal trials are undertaken to evaluate further clinical efficacy and safety often in comparison to standard therapies within a broader patient population, generally at geographically dispersed clinical sites. Phase 4, or post-marketing, trials may be required as a condition of commercial approval by the FDA and may also be voluntarily initiated by us or our collaborators. Phase 1, Phase 2 or Phase 3 testing may not be completed within any specific period of time, if at all, with respect to any of our product candidates. Similarly, suggestions of safety, tolerability or efficacy in earlier-stage trials do not necessarily predict findings of safety and effectiveness in subsequent trials. Furthermore, the FDA, an IRB or we may suspend a clinical trial at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical trials are subject to central registration and results reporting requirements, such as on www.clinicaltrials.gov.

The results of preclinical studies, pharmaceutical development and clinical trials, together with information on a product’s chemistry, manufacturing, and controls, are submitted to the FDA in the form of a BLA, for approval of the manufacture, marketing and commercial shipment of the biopharmaceutical product. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators interpret data. For all compounds seeking their first marketing approval, the FDA convenes an Advisory Committee of external advisors to answer questions regarding the compound’s approvability and what labeling the compound should receive based upon its NDA or BLA. Approved compounds seeking to expand their label may also be the subject of an Advisory Committee depending upon the indication. The FDA may also convene an Advisory Committee of external advisors to answer questions regarding the approvability and labeling of an application. The FDA is not obligated to follow the Advisory Committee’s recommendation. The submission of a BLA is required to be accompanied by a substantial user fee, with few exceptions or waivers. The user fee is administered under the Prescription Drug User Fee Act, or PDUFA, which sets goals for the timeliness of the FDA’s review. A standard review period is twelve months from submission of the application, while priority review is eight months from submission of the application. The testing and approval process is likely to require substantial time, effort and resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny review of an application by refusing to file the application or not approve an application by issuance of a complete response letter if applicable regulatory criteria are not satisfied, require additional testing or information, or require risk management programs and post-market testing and surveillance to monitor the safety or efficacy of the product. Approval may occur with significant Risk Evaluation and Mitigation Strategies, or REMS, which limit the clinical use in the prescribing information, distribution or promotion of a product. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market.

Orphan drugs are those intended for use in rare diseases or conditions.  As a result of the high cost of development and the low return on investment for rare diseases, governments provide regulatory and commercial incentives for the development of drugs for small disease populations.  In the United States, the term ‘‘rare disease or condition’’ means any disease or condition that affects fewer than 200,000 persons in the United States.  Applications for U.S. orphan drug status are evaluated and granted by the Office of Orphan Products Development (“OOPD”) of the FDA and must be requested before submitting a BLA.  In the United States, orphan drugs are subject to the standard regulatory process for marketing approval but are exempt from the payment of user fees for licensure, may receive market exclusivity for a period of seven years and some tax benefits, and are eligible for OOPD grants.  If a product with orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means the FDA may not approve any other applications to market the same drug or biological product for the same indication, except in very limited circumstances, for seven years. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug or biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity.

Products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including manufacture, labeling, advertising, distribution, advertising, promotion, recordkeeping, annual product quality review and reporting requirements. Adverse event experience with the product must be reported to the FDA in a timely fashion and pharmacovigilance programs to proactively look for these adverse events are mandated by the FDA. Manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Following such inspections, the FDA may issue notices on Form 483 and Warning Letters that could cause us to modify certain activities. A Form 483 notice, if issued at the conclusion of an FDA inspection, can list conditions the FDA investigators believe may have violated cGMP or other FDA regulations or guidance. Failure to adequately and promptly correct the observations(s) can result in further regulatory enforcement action. In addition to Form 483 notices and Warning Letters, failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, not approve our products, require us to recall a product from distribution or withdraw approval of the BLA for that product. Failure to comply with ongoing regulatory obligations can result in delay of approval or Warning Letters, product seizures, criminal penalties, and withdrawal of approved products, among other enforcement remedies.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet, and off-label promotion. While physicians may prescribe for off-label uses, manufacturers may only promote for the approved indications and in accordance with the provisions of the approved label. The FDA has very broad enforcement authority under the FDCA, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing entities to correct deviations from FDA standards, and state and federal civil and criminal investigations and prosecutions.

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

International Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of any future products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

We have established a portfolio of patents in the United States, Europe and certain other countries for our gevokizumab program.  U.S. Patent Nos. 7,531,166 (which expires in 2027) and 7,582,742 cover gevokizumab and other antibodies and antibody fragments with similar binding properties for IL-1 beta, as well as nucleic acids, expression vectors and production cell lines for the manufacture of such antibodies and antibody fragments.  U.S. Patent Nos. 7,744,865, 7,744,866 and 7,943,121 relate to additional IL-1 beta binding antibodies and binding fragments.  U.S. Patent Nos. 7,695,718, 8,101,166 and 8,586,036 relate to methods of treating Type 2 diabetes or Type 2 diabetes-induced diseases or conditions with high affinity antibodies and antibody fragments that bind to IL-1 beta, including gevokizumab.  U.S. Patent No. 7,695,717 relates to methods of treating certain IL-1 related inflammatory diseases, including rheumatoid arthritis and osteoarthritis, with gevokizumab and other antibodies and antibody fragments with similar binding properties for IL-1 beta.  U.S. Patent No. 7,829,093 relates to methods of treating diabetes mellitus (“Type 1”) with gevokizumab or other IL-1 beta antibodies and fragments having similar binding properties.  U.S. Patent No. 7,829,094 relates to methods of treating certain cancers with gevokizumab or other IL-1 beta antibodies and fragments having similar binding properties, with the cancer being selected from multiple myeloma, acute myelogenous leukemia and chronic myelogenous leukemia. U.S. Patent No. 7,988,968 relates to methods of treating certain IL-1 beta related coronary conditions, including myocardial infarction, with gevokizumab or other IL-1 beta antibodies and fragments having similar binding properties.  U.S. Patent No. 8,377,442 relates to methods of treating certain IL-1 beta related conditions, including inflammatory eye disease or uveitis, with gevokizumab or other IL-1 beta antibodies and fragments having similar binding properties. US 8,551,487 relates to methods of treating refractory uveitis with IL-1 beta binding antibodies and binding fragments. Also, patents have been granted by the European Patent Office and certain other countries for gevokizumab, as well as nucleic acids, expression vectors and production cell lines for the manufacture of gevokizumab.

We have exclusively in-licensed a portfolio of patents and applications covering anti-botulinum toxin antibodies from the Regents of the University of California. These include U.S. Patent Nos. 7,700,738, 7,999,079, and 8,263,747 covering certain XOMA 3AB antibodies, the longest of which expire in 2026, and U.S. Patent No 8,598,321 covering a XOMA 3B antibody.

We have established a portfolio of patents related to our bacterial expression technology, including claims to methods for expression and secretion of recombinant proteins from bacteria, including immunoglobulin gene products, and improved methods and cells for expression of recombinant protein products. U.S. Patent No. 5,618,920 relates to secretable immunoglobulin chains, DNA encoding the chains and methods for their recombinant production. U.S. Patent Nos. 5,693,493, 5,698,417 and 6,204,023 relate to methods for recombinant production/secretion of functional immunoglobulin molecules. U.S. Patent Nos. 7,094,579, 7,396,661, 7,972,811, 7,977,068 and 8, 476,040 relate to particular eukaryotic signal sequences and their use in methods for prokaryotic expression of polypeptides and for preparing polypeptide display libraries.  U.S. Patent Nos. 8,546,307 and 8,546,308 relate to novel triple tag sequences, phage display antibody libraries with such sequences, and methods of screening the libraries. U.S. Patent No. 6,803,210 relates to improved bacterial host cells that are deficient in one or more of the active transport systems for an inducer of an inducible promoter, such as arabinose for an araB promoter, and methods for the use of such cells for the production of recombinant proteins.  Most of the more important European patents in this portfolio expired in July 2008 or earlier. We have granted more than 60 licenses to biotechnology and pharmaceutical companies to use the Company’s patented and proprietary technologies relating to bacterial expression of recombinant pharmaceutical products.

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

In November 2013, we were awarded U.S. Patent No. 8,584,349, entitled "Flexible Manufacturing System." This patent is directed to a flexible system of movable manufacturing bays, adapted to easily and quickly connect to a central supply of utilities such as air, water, and electricity. This unique arrangement facilitates flexible design and eliminates change-over downtime, which translates into significantly reduced capital expenditures, production costs, and maintenance costs. The flexible manufacturing system can be applied to fields as diverse as pharmaceuticals, biologics, and electronics.

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

International Operations; Financial Information About Geographic Areas

We believe, because the pharmaceutical industry is global in nature, international activities will be a significant part of our future business activities and, when and if we are able to generate income, a substantial portion of that income may be derived from product sales and other activities outside the United States.  As one of our immediate strategic goals is to establish XOMA as a commercial organization in the United States, we will rely upon other companies to market our product outside of the United States for the foreseeable future.  Our decision to retain the U.S. commercial rights to our product candidates while licensing the rights to our product candidates outside the United States, or to license our product candidates globally to one or more partners, depends upon a number of factors, including the primary indication and size of the potential patient population, the size of the clinical trials required to obtain marketing approval in the United States and globally, and the size of the sales force required to sell the product.

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

Financial information regarding the geographic areas in which we operate and segment information is included in Note 12 to the December 31, 2013, Financial Statements: Concentration of Risk, Segment and Geographic Information.

Concentration of Risk

In 2013, Servier, NIAID and Novartis accounted for 43 percent, 26 percent and 20 percent, respectively, of our total revenue. Servier and NIAID accounted for 47 percent and 33 percent, respectively, of our total revenue in 2012 and 61 percent and 32 percent, respectively, in 2011. At December 31, 2013, Servier and NIAID accounted for 13 percent and 73 percent of the accounts receivable balance, compared to 58 percent and 35 percent, respectively, at the same period in 2012, and 57 percent and 43 percent, respectively, at the same period of 2011.  None of these parties represent a related party to XOMA and the loss of one or more of these customers could have a material effect on our business and financial condition.

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

Employees

As of March 10, 2014, we employed 168 full-time employees, none of whom are unionized, at our facilities, principally in Berkeley, California. Our employees primarily are engaged in clinical, process development, research and product development, and in executive, business development, finance and administrative positions.  We consider our employee relations to be excellent.

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

Based on our cash, cash equivalents and short-term investments of $121.6 million at December 31, 2013, anticipated spending levels, anticipated cash inflows from collaborations, biodefense contracts and licensing transactions, funding availability included under our loan agreements, the proceeds from our equity offerings and other sources of funding that we believe to be available, we believe we have sufficient cash resources to meet our anticipated net cash needs into 2015. Any significant revenue shortfalls, increases in planned spending on development programs, more rapid progress of development programs than anticipated, or the initiation of new clinical trials, as well as the unavailability of anticipated sources of funding, could shorten this period or otherwise have a material adverse impact on our ability to finance our continued operations. Progress or setbacks by potentially competing products also may affect our ability to raise new funding on acceptable terms. We do not know when or whether:

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

We have been and are developing numerous product candidates, and as a result have experienced significant losses. As of December 31, 2013, we had an accumulated deficit of $1,081.2 million.

For the year ended December 31, 2013, we had a net loss of approximately $124.1 million, or $1.43 per share of common stock (basic and diluted). For the year ended December 31, 2012, we had a net loss of approximately $71.1 million, or $1.10 per share of common stock (basic and diluted).

Our ability to achieve profitability is dependent in large part on the success of our development programs, obtaining regulatory approval for our product candidates and licensing certain of our preclinical compounds, all of which are uncertain. Our product candidates are still being developed, and we do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

We are substantially dependent on Servier for the development and commercialization of gevokizumab and for other aspects of our business, and if we are unable to maintain our relationship with Servier, or Servier does not perform under its agreements with us, our business would be harmed significantly.

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

•
In December 2010, we entered into a loan agreement with Servier (the “Servier Loan Agreement”), which provides for an advance of up to €15.0 million and was funded fully in January 2011 with the proceeds converting to approximately $19.5 million at the January 13, 2011, Euro-to-U.S.-dollar exchange rate of 1.3020. This loan is secured by an interest in our intellectual property rights to all gevokizumab indications worldwide, excluding the United States and Japan. The loan has a final maturity date in 2016; however, after a specified period prior to final maturity, the loan is required to be repaid (1) at Servier’s option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (2) using a significant percentage of any upfront, milestone or royalty payments we receive from any third-party collaboration or development partner for rights to gevokizumab in the United States and/or Japan. In addition, the loan becomes immediately due and payable upon certain customary events of default. At December 31, 2013, the €15.0 million outstanding principal balance under this Servier Loan Agreement would have equaled approximately $20.6 million using the December 31, 2013 Euro-to-U.S.-dollar exchange rate of 1.3766.

Because Servier is an independent third party, it may be subject to different risks than we are and has significant discretion in, and different criteria for, determining the efforts and resources it will apply related to its agreements with us. Even though we have a collaborative relationship with Servier, our relationship could deteriorate or other circumstances may prevent our relationship with Servier from resulting in successful development of marketable products. If we are not able to maintain our working relationship with Servier, or if Servier does not perform under its agreements with us, our ability to develop and commercialize gevokizumab would be materially and adversely affected.

If our therapeutic product candidates do not receive regulatory approval, neither our third-party collaborators nor we will be able to market them.

Our product candidates (including gevokizumab, XMetA, XMetD, XMetS, and XOMA 3AB) cannot be manufactured and marketed in the United States or any other countries without required regulatory approvals. The U.S. government and governments of other countries extensively regulate many aspects of our product candidates, including:

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

All of our product candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that satisfactorily support the filing of an Investigational New Drug application (“IND”) (or a foreign equivalent) with respect to our product candidates. Even if these applications would be or have been filed with respect to our product candidates, the results of preclinical studies do not necessarily predict the results of clinical trials. Similarly, early stage clinical trials in healthy volunteers do not predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular product candidates. In addition, there can be no assurance the design of our clinical trials is focused on appropriate indications, patient populations, dosing regimens or other variables that will result in obtaining the desired efficacy data to support regulatory approval to commercialize the drug. Moreover, FDA officials or foreign regulatory agency officials may question the integrity of our data or otherwise subject our clinical trials to additional scrutiny when the clinical trials are conducted by principal investigators who serve, or previously served, as scientific advisors or consultants to us and receive cash compensation in connection with such services. Preclinical and clinical data can also be interpreted in different ways. Accordingly, FDA officials or officials from foreign regulatory authorities could interpret the data differently than we or our collaboration or development partners do, which could delay, limit or prevent regulatory approval.

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

Even if we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory oversight and review by the FDA and other regulatory entities. The FDA, the European Commission or another regulatory agency may impose, as a condition of the approval, ongoing requirements for post-approval studies or post-approval obligations, including additional research and development and clinical trials, and the FDA, European Commission or other regulatory agency subsequently may withdraw approval based on these additional trials. For example, we initiated commercial operations in January 2012 through the licensing of U.S. commercial rights to Servier’s ACEON® (perindopril erbumine) and certain U.S. rights to a patent-protected portfolio of fixed dose combination (“FDC”) product candidates where perindopril is combined with other active ingredients to treat cardiovascular disease. Although we transferred the U.S. development and commercialization rights to the perindopril franchise to Symplmed Pharmaceuticals, LLC (“Symplmed”), we continue to hold the ACEON® NDA until transferred. As the holder of the ACEON NDA, we are subject to post-approval obligations for ACEON, including that we are required to submit annual reports to the FDA and are responsible for pharmacovigilance activities related to the product.

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

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which none were issued and outstanding as of March 10, 2014, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. In addition, we are authorized to issue, generally without stockholder approval, up to 138,666,666 shares of common stock, of which 106,571,513 were issued and outstanding as of March 10, 2014. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

On February 4, 2011, we entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”) with McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”), under which we may sell shares of our common stock from time to time through the MLV, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under our Registration Statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011, and amended on March 10, 2011, June 3, 2011, and January 3, 2012, which was most recently declared effective by the SEC on January 17, 2012. MLV may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker. MLV also may sell the shares in privately negotiated transactions, subject to our prior approval. From the inception of the 2011 ATM Agreement through March 10, 2014, we sold a total of 7,572,327 shares of common stock under this agreement for aggregate gross proceeds of $14.6 million. The registration statement under which the 2011 ATM was entered expires in June of 2014.

As part of our fundraising efforts, from time to time we offer securities through underwritten public offerings.  In 2013, we completed two such offerings, one in August 2013 where we sold 8,736,187 shares of our common stock at a public offering price of $3.62 per share and the other in December 1 2013, where we sold  10,925,000 shares of our common stock   at a public offering price of $5.25 per share.

In addition, funding from collaboration partners and others has in the past and may in the future involve issuance by us of our shares of common stock. We cannot be certain how the purchase price of such shares, the relevant market price or premium, if any, will be determined or when such determinations will be made.

Any issuance by us of equity securities, whether through an underwritten public offering, an at the market offering, a private placement, in connection with a collaboration or otherwise could result in dilution in the value of our issued and outstanding shares, and a decrease in the trading price of our common stock.

Our share price may be volatile and there may not be an active trading market for our common stock.

There can be no assurance the market price of our common stock will not decline below its present market price or there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2013, through March 10, 2014, the share price of our common stock has ranged from a high of $9.57 to a low of $2.43. Factors contributing to such volatility include, but are not limited to:

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

We began commercializing our first product, ACEON, in January 2012, and we have limited experience in the sales, marketing and distribution of pharmaceutical products. We transferred U.S. development and commercialization rights to ACEON and the perindopril franchise to Symplmed in July 2013. Although Symplmed, under a sublicense agreement, assumes U.S. marketing responsibilities for ACEON (perindopril erbumine), XOMA continues to manage and be reimbursed for sales and distribution within its established commercial infrastructure until the ACEON NDA is transferred to Symplmed. There can be no assurance we will be able to successfully manage the transfer or commercialization activities to Symplmed or maintain the arrangements we have with third-party suppliers, distributors and other service providers that are necessary for us to perform these activities or our efforts will be successful. Transferring, maintaining or expanding these arrangements, or developing our own capabilities, may divert attention and resources from or otherwise negatively affect our development programs.

We are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our product candidates or could subject us to significant fines and penalties.

Our operations may be directly or indirectly subject to various state and federal healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act and state and federal privacy and security laws. These laws may impact, among other things, the commercial operations for ACEON and any of our product candidates that may be approved for commercial sale.

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

The Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. HIPAA, as amended by the Health Information Technology and Clinical Health Act (“HITECH”), and its implementing regulations, also impose certain requirements relating to the privacy, security and transmission of individually identifiable health information. We take our obligation to maintain our compliance with these various laws and regulations seriously.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, PPACA, among other things, imposed new requirements on manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members. Manufacturers were required to begin data collection on August 1, 2013 and will be required to report such data to the government by March 31, 2014 and by the 90th calendar day of each year thereafter. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

Many states also have adopted laws similar to each of the federal laws described above, some of which apply to healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs. In addition, some states have laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources, and to report information related to payments and other transfers of value to physicians and other healthcare providers; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. The PPACA also make several important changes to the federal Anti-Kickback Statute, false claims laws, and health care fraud statute by weakening the intent requirement under the anti-kickback and health care fraud statutes that may make it easier for the government, or whistleblowers to charge such fraud and abuse violations. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes.

If we are found to be in violation of any of the laws and regulations described above or other applicable state and federal healthcare laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from government healthcare reimbursement programs and the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business and results of operations.

Certain of our technologies are in-licensed from third parties, so our capabilities using them are restricted and subject to additional risks.

We license technologies from third parties. These technologies include but are not limited to phage display technologies licensed to us in connection with our bacterial cell expression technology licensing program and antibody products. However, our use of these technologies is limited by certain contractual provisions in the licenses relating to them, and although we have obtained numerous licenses, intellectual property rights in the area of phage display are particularly complex. If the owners of the patent rights underlying the technologies that we license do not properly maintain or enforce those patents, our competitive position and business prospects could be harmed. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce our in-licensed intellectual property. Our licensors may not be successful in prosecuting the patent applications to which we have licenses, or our licensors may fail to maintain existing patents. They may determine not to pursue litigation against other companies that are infringing these patents, or they may pursue such litigation less aggressively than we would. Our licensors also may seek to terminate our license, which could cause us to lose the right to use the licensed intellectual property and adversely affect our ability to commercialize our technologies, products or services.

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

•
We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 60 companies. As of March 10, 2014, we were aware of two antibody products manufactured using this technology that have received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular wet age-related macular degeneration and UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis. In the third quarter of 2009, we sold our LUCENTIS royalty interest to Genentech. In the third quarter of 2010, we sold our CIMZIA royalty interest.

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

•
The following companies have completed or are conducting or planning Phase 3 clinical trials of the following products for the treatment of noninfectious intermediate, posterior or pan-uveitis: AbbVie - HUMIRA® (adalimumab); Lux Biosciences, Inc. – LUVENIQ® (voclosporin); Novartis - Myfortic® (mycophenalate sodium) and secukinumab, Santen Pharmaceutical Co., Ltd. – Sirolimus® (rapamycin), and pSivida Corp. – Fluacinolone Acetonide Intravitreal.

XOMA 3AB

We also are developing XOMA 3AB, a combination, or cocktail, of antibodies designed to neutralize the most potent of botulinum toxins. Other companies are developing other products targeting botulism poisoning, and these products may prove more effective than XOMA 3AB. We are aware:

•
Emergent Biosolutions Inc. has a contract with the U.S. Department of Health & Human Services, expected to be worth $423.0 million, to manufacture and supply an equine heptavalent botulism anti-toxin. In March 2013, the product was approved by the FDA.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our business. In March 2010, the U.S. Congress enacted and President Obama signed into law the PPACA, which includes a number of healthcare reform provisions that are expected to significantly impact the pharmaceutical industry. The PPACA, among other things, imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs”; increases the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%; requires collection of rebates for drugs paid by Medicaid managed care organizations; addresses new methodologies by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and for drugs that are line extension products; and requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. While the law may increase the number of patients who have insurance coverage for our products or product candidates, its cost containment measures also could adversely affect coverage and reimbursement for our existing or potential products; however, the full effects of this law cannot be known until these provisions are implemented and the relevant Federal and state agencies issue applicable regulations or guidance.

Other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures, a decrease in the share price of our common stock, limit our ability to raise capital or to obtain strategic collaborations or licenses or successfully commercialize our products.

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

The testing, marketing and sales of medical products entails an inherent risk of allegations of product liability. In the past, we were party to product liability claims filed against Genentech Inc. and, even though Genentech agreed to indemnify us in connection with these matters and these matters have been settled, there can be no assurance other products liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities. In the event of one or more large, unforeseen awards of damages against us, our product liability insurance may not provide adequate coverage. A significant product liability claim for which we were not covered by insurance or indemnified by a third party would have to be paid from cash or other assets, which could have an adverse effect on our business and the value of our common stock. To the extent we have sufficient insurance coverage, such a claim would result in higher subsequent insurance rates. In addition, product liability claims can have various other ramifications, including loss of future sales opportunities, increased costs associated with replacing products, a negative impact on our goodwill and reputation, and divert our management’s attention from our business, each of which could also adversely affect our business and operating results.

The loss of key personnel, including our Chief Executive Officer, could delay or prevent achieving our objectives.

Our research, product development and business efforts could be affected adversely by the loss of one or more key members of our scientific or management staff, particularly our executive officers: John Varian, our Chief Executive Officer; Patrick J. Scannon, M.D., Ph.D., our Executive Vice President and Chief Scientific Officer; Fred Kurland, our Vice President, Finance, Chief Financial Officer and Secretary; Paul D. Rubin, M.D., our Senior Vice President, Research and Development and Chief Medical Officer; and Tom Klein, our Vice President and Chief Commercial Officer. We currently do not have key person insurance on any of our employees.

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

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), the Company experienced ownership changes in 2009 and 2012 which substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year. As of December 31, 2013, the Company has excluded the NOLs and R&D credits that will expire as a result of the annual limitations. To the extent that the Company does not utilize its carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will also expire unused.

Because we are a relatively small biopharmaceutical company with limited resources, we may not be able to attract and retain qualified personnel.

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 168 employees as of March 10, 2014. We may require additional experienced executive, accounting, research and development, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

Entities controlled by Felix J. Baker and Julian C. Baker beneficially own approximately 26.8% of our outstanding common stock as of March 10, 2014, which includes warrants to purchase approximately 7.6 million shares of XOMA’s common stock at an exercise price of $1.76 per share. On July 19, 2012, our Board of Directors elected Kelvin Neu, M.D., to serve on our Board of Directors. Dr. Neu is a Managing Director at Baker Bros. Advisors, LLC, an entity controlled by Felix J. Baker and Julian C. Baker. Accordingly, these entities may exert significant influence over us and any action requiring the approval of the holders of our stock, including the election of directors and approval of significant corporate transactions. Furthermore, conflicts of interest could arise in the future between us, on the one hand, and these entities, on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters.

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

Our corporate headquarters and development and manufacturing facilities are located in Berkeley and Emeryville, California. We currently lease three buildings and space in a fourth building, for which we have a sublease tenant under contract through May 2014. These buildings house our research and development laboratories, manufacturing facilities and office space. A separate pilot scale manufacturing facility is owned by us. Our building leases expire in the period from 2014 to 2023 and total minimum lease payments due from January 2014 until expiration of the leases are $34.7 million. We have the option to renew our lease agreements for periods ranging from three to ten years.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Supplementary Item: Executive Officers of the Registrant

Our executive officers and their respective ages, as of December 31, 2013, and positions are as follows:

Name	Age	Title
John Varian	54	Chief Executive Officer
Patrick J. Scannon, M.D., Ph.D.	66	Executive Vice President and Chief Scientific Officer
Paul D. Rubin, M.D.	60	Senior Vice President, Research and Development and Chief Medical Officer
Fred Kurland	63	Vice President, Finance, Chief Financial Officer, and Secretary
Tom Klein	52	Vice President, Chief Commercial Officer

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

Dr. Scannon is one of our founders and has served as a Director since our formation. Dr. Scannon became Executive Vice President and Chief Scientific Officer in February 2011. In January 2014, Dr. Scannon’s employment agreement was amended to change his status from full- to part-time, continuing to serve in his previous roles a Director and Executive Vice President and Chief Scientific Officer. Previously he was our Executive Vice President and Chief Medical Officer beginning in March 2009 and served as Executive Vice President and Chief Biotechnology Officer from May 2006 until March 2009, Chief Scientific and Medical Officer from March 1993 until May 2006, Vice Chairman, Scientific and Medical Affairs from April 1992 to March 1993 and our President from our formation until April 1992. From 2007 until 2012, Dr. Scannon served on the National Biodefense Science Board, reporting to the Secretary for the Department of Health and Human Services. In 2007, he also became a member of the Board of Directors for Pain Therapeutics, Inc, a biopharmaceutical company. He has served on the Defense Sciences Research Council for the Defense Advanced Research Projects Agency (DARPA) and on the Threat Reduction Advisory Committee for the Department of Defense. From 1979 until 1981, Dr. Scannon was a clinical research scientist at the Letterman Army Institute of Research in San Francisco. A Board-certified internist, Dr. Scannon holds a Ph.D. in organic chemistry from the University of California, Berkeley and an M.D. from the Medical College of Georgia.

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

Mr. Kurland is our Vice President, Finance, Chief Financial Officer, and Secretary. He joined XOMA in December 2008. Mr. Kurland is responsible for directing the Company’s financial strategy, accounting, financial planning and investor relations functions. He has more than 30 years of experience in biotechnology and pharmaceutical companies including Aviron/MedImmune, Protein Design Labs and Syntex/Roche. Prior to joining XOMA, Mr. Kurland served as Chief Financial Officer of Bayhill Therapeutics, Inc., Corcept Therapeutics Incorporated and Genitope Corporation. From 1998 to 2002, Mr. Kurland served as Senior Vice President and Chief Financial Officer of Aviron, acquired by MedImmune in 2001 and developer of FluMist.  From 1996 to 1998, he was Vice President and Chief Financial Officer of Protein Design Labs, Inc., an antibody design company, and from 1995 to 1996, he served as Vice President and Chief Financial Officer of Applied Immune Sciences, Inc. Mr. Kurland also held a number of financial management positions at Syntex Corporation, a pharmaceutical company acquired by Roche, including Vice President and Controller between 1991 and 1995. He received his J.D. and M.B.A. degrees from the University of Chicago and his B.S. degree from Lehigh University.

Mr. Klein is our Vice President, Chief Commercial Officer. He joined XOMA in 2013 from Genentech, where he was Vice President, Business Unit Head, Virology and Specialty Care. He joined Genentech from Roche, where he had direct oversight over the Roche Hepatology and HIV sales and marketing teams and was responsible for ensuring affiliate and global strategic alignment. Prior to his 12 years with Roche, Tom spent 11 years with Westwood-Squibb/Bristol Myers-Squibb in several sales and product management roles. He has an MBA, Management from Temple University and a BA, Marketing, from Pennsylvania State University.

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

	Price Range
	High	Low

2013
First Quarter	$3.67	$2.43
Second Quarter	$4.40	$3.02
Third Quarter	$5.53	$3.61
Fourth Quarter	$7.45	$3.67

2012
First Quarter	$2.93	$1.12
Second Quarter	$3.24	$2.22
Third Quarter	$4.13	$2.91
Fourth Quarter	$3.78	$2.37

On March 10, 2014, there were 823 stockholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”).  All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividend Policy

We have not paid dividends on our common stock. We currently intend to retain any earnings for use in the development and expansion of our business. We, therefore, do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our loan agreement with General Electric Capital Corporation generally restricts the declaration and payment of dividends.

Performance Graph

The following graph compares the five-year cumulative total stockholder return for XOMA common stock with the comparable cumulative return of certain indices. The graph assumes $100 invested on the same date in each of the indices. Returns of the company are not indicative of future performance.

As of December 31,	XOMA Corporation	Nasdaq Composite Index	AMEX Biotechnology Index
2008	$100.00	$100.00	$100.00
2009	$112.90	$143.89	$145.58
2010	$55.16	$168.22	$200.51
2011	$12.37	$165.19	$168.65
2012	$25.81	$191.47	$239.05
2013	$72.37	$264.84	$360.10

Item 6.	Selected Financial Data

The following table contains our selected financial information including consolidated statement of operations and consolidated balance sheet data for the years 2009 through 2013. The selected financial information has been derived from our audited consolidated financial statements. The selected financial information should be read in conjunction with Item 8: Financial Statements and Supplementary Data and Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report. The data set forth below is not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data
Total revenues (1)	$35,451	$33,782	$58,196	$33,641	$98,430
Total operating costs and expenses	93,328	85,332	92,151	100,663	81,867
Restructuring costs	328	5,074	-	82	3,603
(Loss) income from operations	(58,205)	(56,624)	(33,955)	(67,104)	12,960
Other (expense) income, net (2)	(65,867)	(14,515)	1,227	(1,625)	(6,683)
Net (loss) income before taxes	(124,072)	(71,139)	(32,728)	(68,729)	6,277
Income tax benefit (expense), net (3)	14	74	(15)	(27)	(5,727)
Net (loss) income	$(124,058)	$(71,065)	$(32,743)	$(68,756)	$550
Basic and diluted net (loss) income per share of common stock	$(1.43)	$(1.10)	$(1.04)	$(3.69)	$0.05

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$101,659	$45,345	$48,344	$37,304	$23,909
Short-term investments	$19,990	$39,987	$-	$-	$-
Current assets	$127,060	$95,837	$62,695	$58,880	$32,152
Working capital	$97,415	$72,004	$42,064	$23,352	$13,474
Total assets	$134,782	$105,676	$78,036	$74,252	$52,824
Current liabilities	$29,645	$23,833	$20,631	$35,528	$18,678
Long-term liabilities (4)	$109,124	$60,376	$42,394	$15,133	$16,620
Redeemable convertible preferred stock, at par value	$-	$-	$-	$1	$1
Accumulated deficit	$(1,081,176)	$(957,118)	$(886,053)	$(853,310)	$(784,554)
Total stockholders' equity	$(3,987)	$21,467	$15,011	$23,591	$17,526

We have paid no dividends in the past five years.

(1)
2010 includes a non-recurring fee of $4.0 million related to the sale of our CIMZIA® royalty interest to an undisclosed buyer. 2009 includes a non-recurring fee of $25.0 million related to the sale of our LUCENTIS® royalty interest to Genentech, Inc., a member of the Roche Group (“Genentech”).

(2)
2013 and 2012 include $59.9 million and $9.5 million, respectively, related to the revaluation of contingent warrant liabilities issued in connection of an equity financing in March 2012. 2010 includes a loss associated with the $4.5 million paid in the first quarter of 2010 to the holders of warrants issued in June 2009, upon modification of the terms.

(3)	2009 includes foreign income tax expense of $5.8 million recognized in connection with the expansion of our existing collaboration with Takeda.

(4)
2013 and 2012 include $68.7 million and $15.0 million, respectively, related to contingent warrant liabilities in connection with an equity financing in March 2012. The balance in 2013, 2012, and 2011 includes a €15.0 million loan from Servier, which had a principal balance equal to approximately $20.6 million, $19.8 million, and $19.4 million as of December 31, 2013, 2012, and 2011, respectively, and a Term Loan from GECC, which had a principal balance equal to $9.4 million, $12.5 million, and $10.0 million as of December 31, 2013, 2012, and 2011, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

XOMA discovers and develops innovative antibody-based therapeutics that have unique allosteric modulating properties. Our lead drug candidate, gevokizumab, is a proprietary potent, fully humanized allosteric-modulating monoclonal antibody that binds to the inflammatory cytokine interleukin-1 beta (“IL-1 beta”). We believe that by targeting IL-1 beta, gevokizumab has the potential to address the underlying inflammatory causes of a wide range of diseases that have been identified as having unmet medical needs.

Together with our development partner, Servier (“Servier”), a leading independent French pharmaceutical company, we initiated three Phase 3 clinical trials evaluating gevokizumab for the treatment of non-infectious intermediate, posterior or pan-uveitis (“NIU”) and Behçet’s uveitis, a severe subset of NIU. XOMA is responsible for all of the clinical study sites in the United States, and Servier is responsible for all of the clinical study sites outside of the United States. These studies are known as the EYEGUARD™ program, which includes EYEGUARD-A (patients with active NIU), EYEGUARD-B (patients with Behçet’s uveitis), and EYEGUARD-C (patients currently controlled with systemic treatment).

In addition to the NIU clinical trials, we also are conducting a trial of gevokizumab in pyoderma gangrenosum (“PG”), a rare ulcerative skin disease. Based upon what we believe are compelling data from our pilot study in patients with PG, we requested an End of Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”) to solicit feedback on our proposed Phase 3 clinical development program.  We have been granted a Type B meeting, which we expect to occur in March 2014 and to receive feedback from the FDA early in the second quarter of 2014.

We also have an active gevokizumab Proof-of-Concept (“POC”) development program to identify indications for pivotal development. We conducted POC trials in moderate-to-severe inflammatory acne and in erosive osteoarthritis of the hand (“EOA”), and we have several other ongoing POC studies. In early 2013, we reported top-line results from our moderate-to-severe inflammatory acne study.  Based upon market analysis, we have decided not to pursue a pivotal program in moderate-to-severe inflammatory acne; however, we will consider conducting pilot studies in rare acne indications classified under the umbrella diagnosis of neutrophilic dermatoses.  In October 2013, we reported promising results from the Day 84 pain, stiffness and function endpoints in our gevokizumab POC study in patients with EOA and elevated C-reactive protein (“CRP”), known as Study 160.  At the same time, we announced we completed patient enrollment in a supplemental study for patients with EOA and non-elevated CRP, known as Study 162. On March 4, 2014, we reported that despite early positive results in Study 160, the top-line data at Day 168 in that study, as well as data at Day 84 in Study 162, were not positive.  These results led to our decision not to pursue Phase 3 testing in the broad EOA population.  We will continue to review the data to determine if there is a subgroup of the EOA population that could benefit from gevokizumab therapy.

Gevokizumab has been generally well tolerated across all of our clinical studies.  In both the acne and EOA studies, there were no drug-related serious adverse events reported. The most common adverse events were headache, pain, arthralgia, urinary tract infections, upper respiratory tract infections and pneumonia, and they were comparable between gevokizumab and placebo.

We also have ongoing clinical studies assessing gevokizumab’s potential to treat several other rare diseases. Two studies are being conducted in collaboration with the U.S. National Institutes of Health (“NIH”). In March 2013, we announced that a gevokizumab study in patients with non-infectious anterior scleritis had opened for enrollment at the National Eye Institute (“NEI”). In August 2013, we announced a gevokizumab clinical study in patients with inflammatory autoimmune inner ear disease (“AIED”) run by the North Shore-Long Island Jewish Health System in collaboration with the National Institute on Deafness and Other Communication Disorders (“NIDCD”).

Separately, Servier instituted its own active development program for gevokizumab beyond the NIU and Behçet’s uveitis Phase 3 program. In 2012, Servier initiated a gevokizumab Phase 2 study in patients with acute coronary syndrome, a cardiovascular disease.  In 2013, Servier also began testing gevokizumab in a variety of POC studies, including polymyositis/dermatomyositis, Schnitzler syndrome, and giant cell arteritis. Servier has indicated these are the first studies in an extensive multi-indication exploratory program it expects to conduct.

Our proprietary preclinical pipeline includes classes of allosteric modulating antibodies that activate, sensitize or deactivate the insulin receptor in vivo, which we have named XMet.  This portfolio of antibodies represents potential new therapeutic approaches to the treatment of diabetes and several rare diseases that have insulin involvement.

We have developed these and other antibodies using some or all of our ADAPT™ antibody discovery and development platform, our ModulX™ technologies for generating allosterically modulating antibodies, and our OptimX™ technologies for optimizing biophysical properties of antibodies, including affinity, immunogenicity, stability and manufacturability.

Our biodefense initiatives include XOMA 3AB, a biodefense anti-botulism product candidate comprised of a combination of three antibodies.  XOMA 3AB is directed against botulinum toxin serotype A and has been developed through funding from the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the NIH. A Phase 1 trial was completed on XOMA 3AB, with no product-related serious adverse events. In January 2012, we announced that we will complete our NIAID biodefense contracts currently in place but will not actively pursue future contracts.  Should the government choose to acquire XOMA 3AB or other biodefense products in the future, we expect to be able to produce these antibodies through an outside manufacturer.

We also have developed antibody product candidates with premier pharmaceutical companies including Novartis AG (“Novartis”) and Takeda Pharmaceutical Company Limited (“Takeda”).  Two antibodies developed with Novartis, LFA102 and HCD122 (lucatumumab), are in clinical development by Novartis.

Significant Developments in 2013

Gevokizumab

•
In January 2013, we announced preliminary top-line data from an interim analysis of our Phase 2 proof-of-concept study to evaluate the safety and efficacy of gevokizumab for the treatment of moderate-to-severe inflammatory acne. Preliminary data from the 125-patient trial demonstrated clear activity according to the Investigator’s Global Assessment (“IGA”) parameter. Gevokizumab was well-tolerated in this trial, with no significant differences in adverse events between gevokizumab and placebo and no serious drug-related adverse events were reported. Based upon market analysis, we have decided not to pursue a pivotal program in moderate-to-severe inflammatory acne; however, we will consider conducting pilot studies in rare acne indications classified under the umbrella diagnosis of neutrophilic dermatoses.

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

•
In June 2013, we opened enrollment in an open-label pilot study to determine gevokizumab's potential to treat acute inflammatory PG. In October 2013, we announced compelling data from our pilot study in patients with PG, and we have requested a meeting with the FDA to solicit feedback regarding PG as a potential indication for gevokizumab in Phase 3 trials.

•
In June 2013, Servier launched its own independent proof-of-concept clinical program to evaluate the safety and efficacy of gevokizumab in indications different from ours.  The first such studies are in polymyositis/dermatomyositis, Schnitzler syndrome, and giant cell arteritis.

•	In July 2013, we announced the completion of patient enrollment in our Phase 2 proof-of-concept study in EOA.

•
In August 2013, we announced that a gevokizumab clinical study in patients with AIED will be conducted by the North Shore-Long Island Jewish Health System in collaboration with the National Institute on Deafness and Other Communication Disorders.

•
In October 2013, we announced three-month results from our gevokizumab Phase 2 clinical study in patients with EOA who also have CRP levels greater than or equal to 2.5 mg/L. The three-month results demonstrated that gevokizumab has a clinical effect on the target patient population. On March 4, 2014, we reported that despite early positive results in the first Study, the top-line data at Day 168 in that study, as well as data at Day 84 in the second study, were not positive.  These results led to our decision not to pursue Phase 3 testing in the broad EOA population. We will continue to review the data to determine if there is a subgroup of the EOA population that could benefit from gevokizumab therapy.

Perindopril Franchise

•
In July 2013, we transferred U.S. development and commercialization rights to the perindopril franchise to Symplmed Pharmaceuticals, LLC (“Symplmed”). Under the terms of the arrangement, we received a minority equity position in Symplmed and up to double-digit royalties on sales of the first fixed-dose combination containing perindopril arginine and amlodipine besylate, if it is approved by the FDA. We recorded the minority equity position in the other assets line of our consolidated balance sheets. Symplmed, under a sublicense agreement, assumes U.S. marketing responsibilities for ACEON (perindopril erbumine), and we continue to manage and be reimbursed for sales and distribution within our established commercial infrastructure until the ACEON New Drug Application (“NDA”) is transferred to Symplmed. The ACEON NDA was to be transferred on March 1, 2014, but Symplmed has requested an extension. Terms of an extension agreement, if any, are being negotiated. We will continue to record gross ACEON sales in the contracts and other revenue line of our consolidated statements of comprehensive loss until the ACEON NDA is transferred. Following the ACEON NDA transfer, Symplmed will pay us single-digit royalties on sales of ACEON.

Management Addition

•	On March 18, 2013, the Company announced Tom Klein has joined the Company as Vice President, Chief Commercial Officer, a newly created position reporting to John Varian, Chief Executive Officer.

Financing

•
In August 2013, we completed an underwritten public offering of 8,736,187 shares of our common stock for gross proceeds of $31.6 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $2.2 million.

•
In December 2013, we completed an underwritten public offering of 10,925,000 shares of our common stock for gross proceeds of $57.4 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $3.8 million.

Other

•
In December 2013, we received a milestone payment of $7.0 million from Novartis under the 2008 Amended and Restated Research, Development and Commercialization Agreement between Novartis and XOMA (US) LLC, in connection with the clinical advancement of an undisclosed product in an undisclosed indication. Pursuant to our obligations under the Agreement, in January 2014, we made a payment, equal to 25 percent of the milestone received, or $1.75 million, toward our outstanding debt obligation to Novartis.

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

In 2011, the NIH conducted an audit of our actual data under two contracts for the period from January 1, 2007, through December 31, 2009, and developed final billing rates for this period. As a result, we retroactively applied these NIH rates to the invoices from this period which resulted in an increase in revenue of $3.1 million from the NIH, excluding $0.9 million billed to the NIH in 2010 resulting from our performance of a comparison of 2009 calculated costs incurred and costs billed to the government under provisional rates. Final rates were settled for one contract resulting in the recognition of revenue of $2.0 million in 2012. The remaining contract will be settled through negotiations with the NIH. This revenue has been deferred and will be recognized upon completion of negotiations with and approval by the NIH.

Upfront fees are recognized ratably over the expected benefit period under the arrangement. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the arrangement.

Stock-based Compensation

The valuation of stock-based compensation awards is determined at the date of grant using the Black-Scholes option pricing model (the “Black-Scholes Model”). This model requires inputs such as the expected term of the option, expected volatility, and risk-free interest rate. Further, the forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. To establish an estimate of expected term, we consider the vesting period and contractual period of the award and our historical experience of stock option exercises, post-vesting cancellations and volatility. To establish an estimate of forfeiture rate, we consider our historical experience of option forfeitures and terminations. The risk-free rate is based on the yield available on United States Treasury zero-coupon issues. We review our valuation assumptions quarterly and, as a result, it is likely we will change our valuation assumptions used to value stock-based awards granted in future periods. Stock-based compensation expense is recognized ratably over the requisite service period.

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

Warrants

We have issued warrants to purchase shares of our common stock in connection with financing activities. We account for some of these warrants as a liability at fair value and others as equity at fair value. The fair value of the outstanding warrants is estimated using the Black-Scholes Model. The Black-Scholes Model requires inputs such as the expected term of the warrants, expected volatility and risk-free interest rate. These inputs are subjective and require significant analysis and judgment to develop. For the estimate of the expected term, we use the full remaining contractual term of the warrant. We base our estimate of expected volatility on our historical stock price volatility. The assumptions associated with contingent warrant liabilities are reviewed each reporting period and changes in the estimated fair value of these contingent warrant liabilities are recognized in other income (expense).

Results of Operations

Revenue

Total revenues for the years ended December 31, 2013, 2012, and 2011, were as follows (in thousands):

	Year ended December 31,			2012-2013	2011-2012
	2013	2012	2011	Increase (Decrease)	Increase (Decrease)
License and collaborative fees	$11,028	$5,727	$17,991	$5,301	$(12,264)
Contract and other revenue	24,423	28,055	40,205	(3,632)	(12,150)
Total revenues	$35,451	$33,782	$58,196	$1,669	$(24,414)

License and Collaborative Fees

License and collaborative fee revenue includes fees and milestone payments related to the out-licensing of our products and technologies. The primary components of license and collaboration fee revenue in 2013 were $8.6 million in milestone payments relating to various out-licensing arrangements, including a $7.0 million milestone payment from Novartis, $0.8 million in upfront fees and annual maintenance fees relating to various out-licensing arrangements, and $1.6 million in revenue recognized related to the loan agreement with Servier.

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

The generation of future revenue related to license fees and collaborative arrangements is dependent on our ability to attract new licensees to our antibody and proprietary technologies and new collaboration partners. We expect an increase in license and collaboration fee revenue in 2014 compared to 2013 levels.

Contract and Other Revenue

Contract and other revenues include agreements where we provide contracted research and development services to our contract and collaboration partners, including Servier and NIAID. Contract and other revenues also include net product sales and royalties. The following table shows the activity in contract and other revenue for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Year ended December 31,			2012-2013	2011-2012
	2013	2012	2011	Increase (Decrease)	Increase (Decrease)
Servier	$13,568	$14,529	$19,348	$(961)	$(4,819)
NIAID	9,098	11,191	18,781	(2,093)	(7,590)
Other	1,757	2,335	2,076	(578)	259
Total revenues	$24,423	$28,055	$40,205	$(3,632)	$(12,150)

The 2013 decrease in contract and other revenue, as compared to 2012, was primarily due to the 2012 recognition of $2.0 million in revenue related to an adjustment to previously reported revenue from NIAID resulting from an audit by NIAID’s contracting office. Also contributing to the decrease were decreases of $1.4 million in CMC activity and $0.6 million in gevokizumab clinical development activity under our collaboration with Servier, partially offset by a $0.9 million increase in partial funding received from Servier for the FDC1 Phase 3 trial.

The 2012 decrease in contract and other revenue, as compared to 2011, was primarily due to decreased activity under NIAID Contract No. HHSN272200800028C (“NIAID 3”). This decrease of $12.0 million in NIAID 3 revenue was partially offset by the recognition of $2.0 million in revenue related to an adjustment to previously reported revenue from NIAID resulting from an audit by NIAID’s contracting office. This revenue, which was previously deferred, was recognized upon the completion of negotiations with and approval by the NIH in March 2012. Also partially offsetting the decreases in NIAID revenue was a $2.4 million increase in activity under Contract No. HHSN272201100031C (“NIAID 4”). The NIAID 4 contract was executed in October 2011. In addition, a reduction in CMC activity under the collaboration with Servier contributed to the decrease in contract and other revenue in 2012, as compared to 2011, partially offset by an increase in gevokizumab clinical development activity under the collaboration with Servier and the recognition of partial funding received from Servier for the FDC1 Phase 3 trial.

We expect contract and other revenue to decrease in 2014 compared to 2013 levels. Revenue generating activity related to our Servier contract is expected to be reduced due to the collaboration reaching the $50 million fully reimbursable cap for NIU expenses.

The following table shows the activity in deferred revenue for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Year ended December 31,
	2013	2012	2011
Beginning deferred revenue	$9,724	$13,234	$18,130
Revenue deferred	1,478	5,881	12,673
Revenue recognized	(4,879)	(9,391)	(17,569)
Ending deferred revenue	$6,323	$9,724	$13,234

We defer revenue until all requirements under our revenue recognition policy are met. In 2013, we deferred revenue from contracts including Servier and NIAID. In 2012 and 2011, we deferred revenue from contracts including Servier, NIH and Takeda.

We expect a significant portion of the $6.3 million in deferred revenue to be recognized in 2014 with the remainder to be earned during 2015. Future amounts may be affected by additional consideration received, if any, under existing or any future licensing or other collaborative arrangements as well as changes in the estimated period of obligation or services to be provided under the arrangements.

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

Research and development expenses were $74.9 million in 2013, compared with $68.5 million in 2012 and $68.1 million in 2011. The increase of $6.4 million in 2013, compared to 2012, was primarily due to higher external manufacturing activity, internal proprietary project costs, and salaries and related personnel costs, partially offset by decreases in FDC clinical trial costs, and internal facility costs as a result of the 2012 streamlining of operations. Clinical trial costs increased in 2012, as compared to 2011, however, this increase was offset by decreases in salaries and related personnel costs.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $27.0 million in research and development salaries and employee-related expenses in 2013, compared with $25.9 million in 2012 and $34.3 million in 2011. Included in these expenses for 2013 were $21.7 million for salaries and benefits, $2.9 million for bonus expense and $2.4 million for stock-based compensation, which is a non-cash expense. The increase in 2013, as compared to 2012, was primarily due to an increase in salaries and benefits of $0.9 million resulting from increased headcount.

Included in these expenses for 2012 were $20.8 million for salaries and benefits, $2.7 million for bonus expense and $2.4 million for stock-based compensation, which is a non-cash expense. The decrease in 2012, as compared to 2011, was primarily due to a decrease in salaries and benefits of $6.9 million resulting from decreased headcount in manufacturing as result of the 2012 streamlining of operations, and a $1.3 million decrease in stock-based compensation.

Our research and development activities can be divided into earlier-stage programs and later-stage programs. Earlier-stage programs include molecular biology, process development, pilot-scale production and preclinical testing. Also included in earlier-stage programs are costs related to excess manufacturing capacity. We expect excess manufacturing capacity to continue to decrease in 2014 compared to 2013 due to our streamlining objective implemented in 2012 to utilize a contract manufacturing organization. Later-stage programs include clinical testing, regulatory affairs and manufacturing clinical supplies. The costs associated with these programs approximate the following (in thousands):

	Year ended December 31,
	2013	2012	2011
Earlier stage programs(1)	$40,840	$33,170	$38,302
Later stage programs(1)	34,011	35,297	29,835
Total	$74,851	$68,467	$68,137

(1)	Certain research and development segment reclassifications have been made to previously reported amounts to conform to the current year's presentation.

Our research and development activities also can be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements approximate the following (in thousands):

	Year ended December 31,
	2013	2012	2011
Internal projects(1)	$47,489	$30,531	$24,440
Collaborative and contract arrangements(1)	27,362	37,936	43,697
Total	$74,851	$68,467	$68,137

(1)	Certain research and development segment reclassifications have been made to previously reported amounts to conform to the current year's presentation.

In 2013, the gevokizumab program, for which we incurred the largest amount of expense, accounted for more than 40% but less than 50% of our total research and development expenses. A second development program, XMet, accounted for more than 20% but less than 30% of our total research and development expenses and a third development program, NIAID, accounted for more than 10% but less than 20% of our total research and development expenses. In 2012, the gevokizumab program, for which we incurred the largest amount of expense, accounted for more than 40% but less than 50% of our total research and development expenses. NIAID, accounted for more than 20% but less than 30% of our total research and development expenses and XMet, accounted for more than 10% but less than 20% of our total research and development expenses. In 2011, each of the two programs upon which we incurred the largest amount of expense, gevokizumab and NIAID, accounted for more than 30% but less than 40% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expense in 2013, 2012, and 2011.

We expect our research and development spending in 2014 will increase primarily due to our ongoing global Phase 3 clinical program for gevokizumab for the NIU indications, under our license and collaboration agreement with Servier, our ongoing gevokizumab Phase 2 proof-of-concept program, and the continued development of our XMet program.

Future research and development spending also may be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. In 2013, selling, general and administrative expenses were $18.5 million compared with $16.9 million in 2012 and $24.0 million in 2011. The increase in selling, general and administrative expenses in 2013 as compared with 2012 primarily was due to increases in consulting services of $1.3 million, primarily reflecting investments in market research activities made during 2013, and salaries and related personnel costs of $0.5 million, partially offset by a decrease in profession service costs of $0.6 million.

The decrease in selling, general and administrative expenses in 2012 as compared with 2011 primarily was due to decreases in salaries and related personnel costs of $3.8 million in large part due to the one-time $1.3 million severance expense and a $0.7 million stock-based compensation charge incurred during the third quarter of 2011 in connection with the resignation of our former Chairman, Chief Executive Officer and President, and a decrease in other stock-based compensation of $1.5 million. Also contributing to these changes were decreases in legal costs and consulting fees of $1.8 million and $1.4 million, respectively.

We expect selling, general and administrative expenses in 2014 to be comparable to 2013 levels.

Streamlining and Restructuring Charges

In January 2012, we implemented a streamlining of operations, which resulted in a restructuring plan designed to sharpen our focus on value-creating opportunities led by gevokizumab and its unique antibody discovery and development capabilities. The restructuring plan included a reduction of XOMA’s personnel by 84 positions, or 34%. These staff reductions resulted primarily from our decisions to utilize a contract manufacturing organization for Phase 3 and commercial antibody production, and to eliminate internal research functions that are non-differentiating or that can be obtained cost effectively by contract service providers.

In connection with the streamlining of operations, we incurred restructuring charges in 2012 of $2.0 million related to severance, other termination benefits and outplacement services, $2.2 million related to the impairment and accelerated depreciation of various assets and leasehold improvements, and $0.7 million related to moving and other facility costs. In 2013, we incurred $0.3 million in restructuring charges related to facility costs and we do not expect to incur additional significant restructuring charges during 2014 related to these streamlining activities.

Other Income (Expense)

Interest Expense

Interest expense and amortization of debt issuance costs and discounts are shown below for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Year ended December 31,			2012-2013	2011-2012
	2013	2012	2011	Increase (Decrease)	Increase (Decrease)
Interest expense
Servier loan	$2,152	$2,097	$2,087	$55	$10
GECC term loan	2,064	1,850	-	214	1,850
Novartis note	362	397	341	(35)	56
Other	53	43	34	10	9
Total interest expense	$4,631	$4,387	$2,462	$244	$1,925

The increased interest expense in 2013 as compared to 2012 was due primarily to an increase in the principal of the GECC term loan, which was amended in September 2012.

The increased interest expense in 2012 as compared to 2011 was due primarily to interest expense related to the loan with GECC, which was funded in December 2011 and amended in September 2012.

The increased interest expense in 2011 as compared to 2010 was due primarily to interest expense related to the loan with Servier, which was funded in January 2011.

Other Expense

Other expense primarily consisted of unrealized (losses) gains. The following table shows the activity in other expense for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Year ended December 31,			2012-2013	2011-2012
	2013	2012	2011	Increase (Decrease)	Increase (Decrease)
Other expense
Unrealized foreign exchange (loss) gain (1)	$(442)	$(329)	$(457)	$(113)	$128
Realized foreign exchange gain (loss) (2)	(90)	6	554	(96)	(548)
Unrealized loss on foreign exchange options	(127)	(714)	(298)	587	(416)
Other	462	81	24	381	57
Total other expense	$(197)	$(956)	$(177)	$759	$(779)

(1)	Unrealized foreign exchange loss for the years ended December 31, 2013, 2012, and 2011 primarily relates to the re-measurement of the €15 million Servier loan.
(2)	Realized foreign exchange gain for the year ended December 31, 2011 primarily relates to the conversion into U.S. dollars of the €15 million cash proceeds received from Servier in January of 2011.

Revaluation of Contingent Warrant Liabilities

In March 2012, in connection with an underwritten offering, we issued five-year warrants to purchase 14,834,577 shares of XOMA’s common stock at an exercise price of $1.76 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date of such change in control. Due to these provisions, we are required to account for the warrants issued in March 2012 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At December 31, 2012, the fair value of the warrant liability was estimated to be $15.0 million using the Black-Scholes Model. We revalued the warrant liability at December 31, 2013 using the Black-Scholes Model and recorded the $59.9 million increase in the fair value as a loss in the revaluation of contingent warrant liabilities line of our consolidated statements of comprehensive loss. We also reclassified $6.2 million from contingent warrant liabilities to equity on our consolidated balance sheets due to the exercise of warrants. As of December 31, 2013, 12,562,682 of these warrants were outstanding and had a fair value of $68.7 million. This increase in liability is due primarily to the increase in the market price of XOMA’s common stock at December 31, 2013 compared to December 31, 2012.

In February 2010, in connection with an underwritten offering, we issued five-year warrants to purchase 1,260,000 shares of XOMA’s common stock at an exercise price of $10.50 per share. In June 2009, we issued warrants to certain institutional investors as part of a registered direct offering. These warrants represent the right to acquire an aggregate of up to 347,826 shares of XOMA’s common stock over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, we are required to account for the warrants issued in February 2010 and June 2009 as liabilities at fair value. At December 31, 2012, the fair value of the warrant liability was estimated to be $0.1 million using the Black-Scholes Model. We revalued the warrant liability at December 31, 2013 using the Black-Scholes Model and recorded the $1.1 million increase in the fair value as a loss in the revaluation of contingent warrant liabilities line of our consolidated statements of comprehensive loss. As of December 31, 2013, all of these warrants were outstanding and had an aggregate fair value of approximately $1.2 million.

The following table provides a summary of the changes in fair value of contingent warrant liabilities for the years ended December 31, 2013, 2012, and 2011 (in thousands):

Warrant Liabilities
Balance at December 31, 2010	$4,245
Net decrease in fair value of contingent warrant liabilities upon revaluation	(3,866)
Balance at December 31, 2011	379
Initial fair value of warrants issued in March 2012	6,390
Reclassification of contingent warrant liability to equity upon exercise of warrants	(940)
Net increase in fair value of contingent warrant liabilities upon revaluation	9,172
Balance at December 31, 2012	15,001
Reclassification of contingent warrant liability to equity upon exercise of warrants	(6,171)
Net increase in fair value of contingent warrant liabilities upon revaluation	61,039
Balance at December 31, 2013	$69,869

Income Taxes

There was no material income tax expense for the years ended December 31, 2013, 2012, and 2011.  The income tax benefit in 2013 and 2012 primarily relates to federal refundable credit true-ups from prior years.

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

We have recorded cumulative gross deferred tax assets of $160.1 million and $234.1 million at December 31, 2013 and 2012, respectively, principally attributable to the timing of the deduction of certain expenses associated with certain research and development expenses, net operating loss and other carry-forwards. We also recorded corresponding valuation allowances of $160.1 million and $234.1 million at December 31, 2013 and 2012, respectively, to offset these deferred tax assets, as management cannot predict with reasonable certainty that the deferred tax assets to which the valuation allowances relate will be realized.

As of December 31, 2013, we had federal net operating loss carry-forwards (“NOLs”) of approximately $205.0 million and state net operating loss carry-forwards of approximately $164.0 million to offset future taxable income. We also had federal research and development tax credit carry-forwards of approximately $0.4 million and state research and development tax credit carry-forwards of approximately $16.5 million.

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), we experienced ownership changes in 2009 and 2012 which substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year. We have excluded the NOLs and R&D credits that will expire as a result of the annual limitations in the deferred tax assets as of December 31, 2013. To the extent that we do not utilize our carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will expire unused.

We do not expect the unrecognized tax benefits to change significantly over the next twelve months. We will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of December 31, 2013, we have not accrued interest or penalties related to uncertain tax positions.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and short-term investments, our working capital and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	December 31,		2012-2013
	2013	2012	Change
Cash and cash equivalents	$101,659	$45,345	$56,314
Short-term investments	$19,990	$39,987	$(19,997)
Working Capital	$97,415	$72,004	$25,411

	Year ended December 31,			2012-2013	2011-2012
	2013	2012	2011	Change	Change

Net cash used in operating activities	$(45,915)	$(40,765)	$(29,062)	$(5,150)	$(11,703)
Net cash provided by (used in) investing activities	18,840	(42,016)	(3,304)	60,856	(38,712)
Net cash provided by financing activities	83,389	79,782	43,979	3,607	35,803
Effect of exchange rate changes on cash	-	-	(573)	-	573
Net increase in cash and cash equivalents	$56,314	$(2,999)	$11,040	$59,313	$(14,039)

Working Capital

The increase in working capital in 2013 as compared to 2012 was primarily due to the completion of two equity offerings in 2013 contributing to a $36.3 million increase in cash, cash equivalents, and short-term investments, partially offset by a decrease in fourth quarter billable revenue under our collaboration with Servier and an increase in external manufacturing costs and spending on internal proprietary projects.

Cash Used in Operating Activities

The increase in net cash used in operating activities in 2013 as compared to 2012 was primarily due to an increase in research and development spending relating to external manufacturing costs and internal proprietary projects.

The increase in net cash used in operating activities in 2012 as compared to 2011 was primarily due to a $15.0 million license fee received in the first quarter of 2011 as consideration for the collaboration with Servier. This cash receipt in 2011 was partially offset by a $2.0 million increase in cash receipts in 2012 as a result of the timing under our collaboration agreement with Servier.

We expect net cash used in operating activities in 2014 to increase compared to 2013 levels due to increased spending on clinical trials.

Cash Used in Investing Activities

Cash provided by investing activities for the year ended December 31, 2013, consisted of $40.0 million in proceeds from maturities of short-term investments, partially offset by purchases of short-term investments of $20.0 million and fixed asset purchases of $1.2 million. Cash used in investing activities for the year ended December 31, 2012, consisted of purchases of short-term investments of $57.0 million and fixed asset purchases of $2.5 million, partially offset by $17.0 million in proceeds from maturities of short-term investments and $0.5 million in proceeds from the sale of fixed assets. Cash used in investing activities for the years ended December 31, 2011, primarily consisted of fixed asset purchases.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2013, was primarily related to net proceeds received from the issuance of common stock of $29.4 million from the August 2013 public offering, $53.6 million from the December 2013 public offering, $2.2 million of net proceeds from the exercise of warrants, and $1.4 million of net proceeds received from employee stock purchases. These net proceeds were partially offset by $3.1 million of principal payments on our loan with GECC.

Net cash provided by financing activities for the year ended December 31, 2012, was primarily related to net proceeds received from the issuance of common stock of $77.5 million, including net proceeds of $36.2 million from the March 2012 underwritten public offering, net proceeds of $37.0 million from the October 2012 underwritten public offering, net proceeds of $3.2 million received from the issuance of common stock under the 2011 ATM Agreement, net proceeds of $1.0 million from the exercise of warrants issued as part of the March 2012 underwritten public offering, and net proceeds of $0.2 million from the exercise of outstanding options. Also contributing to net cash provided by financing activities was net loan proceeds of $4.4 million received from GECC, partially offset by $2.1 million principal payments on our loan with GECC.

Net cash provided by financing activities for the year ended December 31, 2011, was primarily related to loan proceeds of $20.1 million received from Servier, issuance of shares of our common stock for $15.1 million under the 2010 and 2011 ATM agreements, and loan proceeds of $10.0 million received from GECC. The loan proceeds from GECC were partially offset by debt issuance costs of $1.3 million.

Registered Direct Offerings

In June of 2009, we entered into a definitive agreement with certain institutional investors to sell 695,652 units, with each unit consisting of one share of our common stock and a warrant to purchase 0.50 of a share of our common stock, for gross proceeds of approximately $12.0 million, before deducting placement agent fees and estimated offering expenses of $0.8 million, in a second registered direct offering. The investor purchased the units at a price of $17.25 per unit. The warrants, which represent the right to acquire an aggregate of up to 347,826 shares of common stock, are exercisable at any time on or prior to December 10, 2014 at an exercise price of $19.50 per share. As of December 31, 2013 all of these warrants were outstanding.

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

On February 4, 2011, we entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”), with McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”), under which we may sell shares of our common stock from time to time through MLV, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011, and amended on March 10, 2011, June 3, 2011, and January 3, 2012, which was most recently declared effective by the SEC on January 17, 2012.  MLV may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker.  MLV also may sell the shares in privately negotiated transactions, subject to our prior approval.  We will pay MLV a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2011 ATM Agreement. From the inception of the 2011 ATM Agreement through December 31, 2013, we sold a total of 7,572,327 shares of common stock under this agreement for aggregate gross proceeds of $14.6 million. No shares of common stock have been sold under this agreement since February 3, 2012. Total offering expenses incurred related to sales under the 2011 ATM Agreement from inception to December 31, 2013, were $0.5 million. The registration statement under which the 2011 ATM was entered expires in June of 2014.

Underwritten Offerings

In February 2010, we completed an underwritten offering of 2.8 million units, with each unit consisting of one shares of our common stock and a warrant to purchase 0.45 of a share of our common stock, for gross proceeds of approximately $21.0 million, before deducting underwriting discounts and commissions and estimated offering expenses of $1.7 million.  The warrants, which represent the right to acquire an aggregate of up to 1.26 million shares of our common stock, are exercisable beginning six months and one day after issuance and have a five-year term and an exercise price of $10.50 per share. As of December 31, 2013, all of these warrants were outstanding.

On March 9, 2012, we completed an underwritten public offering of 29,669,154 shares of our common stock, and accompanying warrants to purchase one half of a share of common stock for each share purchased, at a public offering price of $1.32 per share. Total gross proceeds from the offering were approximately $39.2 million, before deducting underwriting discounts and commissions and offering expenses totaling approximately $3.0 million. The warrants, which represent the right to acquire an aggregate of up to 14,834,577 shares of common stock, are exercisable immediately and have a five-year term and an exercise price of $1.76 per share. As of December 31, 2013, 12,562,682 of these warrants were outstanding.

On October 29, 2012, we completed an underwritten public offering of 13,333,333 shares of our common stock, at a public offering price of $3.00 per share. Total gross proceeds from the offering were approximately $40.0 million, before deducting underwriting discounts and commissions and offering expenses totaling approximately $3.0 million.

On August 23, 2013, we completed an underwritten public offering of 8,736,187 shares of our common stock, including 1,139,502 shares of our common stock that were issued upon the exercise of the underwriters’ 30-day over-allotment option, at a public offering price of $3.62 per share. Total gross proceeds from the offering were approximately $31.6 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $2.2 million.

On December 18, 2013, we completed an underwritten public offering of 10,925,000 shares of our common stock, including 1,425,000 shares of our common stock that were issued upon the exercise of the underwriters’ 30-day over-allotment option, at a public offering price of $5.25 per share. Total gross proceeds from the offering were approximately $57.4 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $3.8 million.

Servier Loan

In December 2010, we entered into a loan agreement with Servier (the “Servier Loan Agreement”), which provided for an advance of up to €15.0 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million at the date of funding. The loan is secured by an interest in XOMA’s intellectual property rights to all gevokizumab indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and is subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period was 3.22% and was reset semi-annually ranging from 2.33% to 3.83%. Interest for the six-month period from January 2014 through July 2014 was reset to 2.39%. Interest is payable semi-annually; however, the Servier Loan Agreement provides for a deferral of interest payments over a period specified in the agreement. During the deferral period, accrued interest will be added to the outstanding principal amount for the purpose of interest calculation for the next six-month interest period. On the repayment commencement date, all unpaid and accrued interest shall be paid to Servier, and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. In January 2014, the Company paid $1.9 million in accrued interest to Servier. The loan matures in 2016; however, after a specified period prior to final maturity, the loan is to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments we receive from any third-party collaboration or development partner for rights to gevokizumab in the U.S. and/or Japan. In addition, the loan becomes immediately due and payable upon certain customary events of default. At December 31, 2013, the outstanding principal balance under this loan was $20.6 million using the December 31, 2013 Euro to US Dollar exchange rate of 1.3766.

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

At December 31, 2013, the outstanding principal balance under the Amended Term Loan was $9.4 million.

Proceeds received during the years 2013, 2012, and 2011 are being used to continue development of our gevokizumab product candidate and for other working capital and general corporate purposes.

*           *           *

We have incurred significant operating losses and negative cash flows from operations since our inception. At December 31, 2013, we had cash, cash equivalents, and short-term investments of $121.6 million. During 2014, we expect to continue using our cash, cash equivalents and short-term investments to fund ongoing operations. Additional licensing, antibody discovery and development collaboration agreements, government funding and financing arrangements may positively impact our cash balances. Based on our cash reserves and anticipated spending levels, anticipated cash inflows from collaborations, biodefense contracts and licensing transactions, funding availability included under our loan agreements, the proceeds from our equity offerings and other sources of funding that we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs into 2015. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period.  If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms.

Commitments and Contingencies

Schedule of Contractual Obligations

Payments by period due under contractual obligations at December 31, 2013, are as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases (1)	$34,613	$3,661	$7,389	$7,840	$15,723
Debt Obligations(2)
Principal	44,818	5,917	38,901	-	-
Interest	5,380	3,037	2,343	-	-
Total	$84,811	$12,615	$48,633	$7,840	$15,723

(1) Operating leases are net of sublease income of $0.1 million. See Note 11: Commitments and Contingencies to the accompanying consolidated financial statements for further discussion.
(2) See Item 7A: Quantitative and Qualitative Disclosures about Market Risk and Note 7: Long-Term Debt and Other Arrangements to the accompanying consolidated financial statements for further discussion of our debt obligation.

In addition to the above, we have committed to make potential future “milestone” payments to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $76.6 million (assuming one product per contract meets all milestones) have not been recorded on our consolidated balance sheet. We are also obligated to pay royalties, ranging generally from 1% to 5% of the selling price of the licensed component and up to 40% of any sublicense fees to various universities and other research institutions based on future sales or licensing of products that incorporate certain products and technologies developed by those institutions. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on future events, the achievement of which is subject to a significant number of risks and uncertainties.

Although operations are influenced by general economic conditions, we do not believe that inflation had a material impact on financial results for the periods presented. We believe that we are not dependent on materials or other resources that would be significantly impacted by inflation or changing economic conditions in the foreseeable future.

Recent Accounting Pronouncements

In February 2013, Accounting Standards Codification Topic 220, Comprehensive Income was amended to require companies to report, in one place, information about reclassifications out of accumulated other comprehensive income. Accordingly, a company can present this information on the face of the financial statements, if certain requirements are met, or the information must be presented in the notes to the financial statements. We adopted this guidance as of January 1, 2013, on a retrospective basis and the items reclassified out of accumulated other comprehensive income are not material for all periods presented.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

The following table presents the amounts and related weighted average interest rates of our cash, cash equivalents, and short-term investments at December 31, 2013 and 2012 (in thousands, except interest rate):

	Maturity	Carrying Amount (in thousands)	Fair Value (in thousands)	Weighted Average Interest Rate
December 31, 2013
Cash, cash equivalents, and short-term investments	Daily to 90 days	$121,649	$121,649	0.08%

December 31, 2012
Cash, cash equivalents, and short-term investments	Daily to 90 days	$85,332	$85,332	0.06%

As of December 31, 2013, we have an outstanding principal balance on our note with Novartis of $14.8 million, which is due in 2015. The interest rate on this note is charged at a rate of USD six-month LIBOR plus 2%, which was 2.35% at December 31, 2013. No further borrowing is available under this note.

As of December 31, 2013, we have an outstanding principal balance on our loan with Servier of €15.0 million, which converts to approximately $20.6 million at December 31, 2013. The interest rate on this loan is charged at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate for the initial interest period was 3.22% and was reset semi-annually ranging from 2.33% to 3.83%. Interest for the six-month period from January 2014 through July 2014 was reset to 2.39%. No further borrowing is available under this loan.

As of December 31, 2013, we have an outstanding principal balance on our loan with GECC of $9.4 million, which is to be repaid with monthly principal payments of $347,222, plus accrued interest, over a 27-month period commencing on April 1, 2013, and through June 15, 2015, at which time the remaining outstanding principal amount of $3.1 million, plus accrued interest, is due. The loan accrues interest at a fixed rate of 10.90% per annum. No further borrowing is available under this loan.

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

Foreign Currency Risk

We hold debt, incur expenses, and may be owed milestones denominated in foreign currencies. The amount of debt owed, expenses incurred, or milestones owed to us will be impacted by fluctuations in these foreign currencies. When the U.S. Dollar weakens against foreign currencies, the U.S. Dollar value of the foreign-currency denominated debt, expense, and milestones increases, and when the U.S. Dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated debt, expense, and milestones decreases. Consequently, changes in exchange rates will affect the amount we are required to repay on our €15.0 million loan from Servier and may affect our results of operations. We estimate that a hypothetical 0.01 change the Euro to USD exchange rate could increase or decrease our unrealized gains or losses by approximately $0.2 million.

Our loan from Servier was fully funded in January 2011, with the proceeds converting to approximately $19.5 million using the January 13, 2011 Euro to U.S. dollar exchange rate of 1.3020.  At December 31, 2013, the €15.0 million outstanding principal balance under the Servier Loan Agreement would have equaled approximately $20.6 million using the December 31, 2013 Euro to USD exchange rate of 1.3766. In May 2011, in order to manage our foreign currency exposure relating to our principal and interest payments on our loan from Servier, we entered into two foreign exchange option contracts to buy €1.5 million and €15.0 million in January 2014 and January 2016, respectively. Upfront premiums paid on these foreign exchange option contracts totaled $1.5 million and they had an aggregate fair value of $0.4 million at December 31, 2013. Our use of derivative financial instruments represents risk management; we do not enter into derivative financial contracts for trading purposes.

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

There were no changes in our internal controls over financial reporting during 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial accounting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992 Framework). Based on our assessment we believe that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on the Company’s internal control over financial reporting follows.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and our Vice President, Finance, Chief Financial Officer and Secretary, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of XOMA Corporation:

We have audited XOMA Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). XOMA Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, XOMA Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of XOMA Corporation as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP
San Francisco, California
March 12, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Corporate Governance

Certain information regarding our executive officers required by this Item is set forth as a Supplementary Item at the end of Part I of this Form 10-K (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be included in the Company’s proxy statement for the 2014 Annual General Meeting of Stockholders (“2014 Proxy Statement”), under the sections labeled “Item 1—Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, and is incorporated herein by reference.  The 2014 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

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

Information required by this Item will be included in the sections labeled “Compensation of Executive Officers”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards as of December 31, 2013”, “Option Exercises and Shares Vested”, “Pension Benefits”, “Non-Qualified Deferred Compensation” and “Compensation of Directors” appearing in our 2014 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will be included in the sections labeled “Stock Ownership” and “Equity Compensation Plan Information” appearing in our 2014 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will be included in the section labeled “Transactions with Related Persons” appearing in our 2014 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item will be included in the section labeled “Item 2—Appointment of Independent Registered Public Accounting Firm” appearing in our 2014 Proxy Statement, and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March 2014.

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

Signature	Title	Date

/s/ John Varian	Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2014
(John Varian)

/s/ Fred Kurland	Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Principal Accounting Officer)	March 12, 2014
(Fred Kurland)

/s/ Patrick J. Scannon	Executive Vice President and Chief Scientific Officer and Director	March 12, 2014
(Patrick J. Scannon)

/s/ W. Denman Van Ness	Chairman of the Board of Directors	March 12, 2014
(W. Denman Van Ness)

/s/ William K. Bowes, Jr.	Director	March 12, 2014
(William K. Bowes, Jr.)

/s/ Peter Barton Hutt	Director	March 12, 2014
(Peter Barton Hutt)

/s/ Joseph M. Limber	Director	March 12, 2014
(Joseph M. Limber)

/s/ Kelvin M. Neu	Director	March 12, 2014
(Kelvin M. Neu)

/s/ Timothy P. Walbert	Director	March 12, 2014
(Timothy P. Walbert)

/s/ Jack L. Wyszomierski	Director	March 12, 2014
(Jack L. Wyszomierski)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of XOMA Corporation:

We have audited the accompanying consolidated balance sheets of XOMA Corporation as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of XOMA Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XOMA Corporation at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), XOMA Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP
San Francisco, California
March 12, 2014

XOMA Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$101,659	$45,345
Short-term investments	19,990	39,987
Trade and other receivables, net	3,781	8,249
Prepaid expenses and other current assets	1,630	2,256
Total current assets	127,060	95,837
Property and equipment, net	6,456	8,143
Other assets	1,266	1,696
Total assets	$134,782	$105,676

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$9,616	$3,867
Accrued and other liabilities	9,934	13,045
Deferred revenue	2,218	3,409
Interest bearing obligation – current	5,835	3,391
Accrued interest on interest bearing obligation – current	2,042	121
Total current liabilities	29,645	23,833
Deferred revenue – long-term	4,105	6,315
Interest bearing obligations – long-term	35,150	37,653
Contingent warrant liabilities	69,869	15,001
Other liabilities - long-term	-	1,407
Total liabilities	138,769	84,209

Commitments and contingencies (Note 11)

Stockholders’ (deficit) equity:
Common stock, $0.0075 par value, 138,666,666 shares authorized, 105,386,216 and 82,447,274 shares outstanding at December 31, 2013 and 2012, respectively	787	615
Additional paid-in capital	1,076,403	977,962
Accumulated comprehensive (loss) income	(1)	8
Accumulated deficit	(1,081,176)	(957,118)
Total stockholders’ (deficit) equity	(3,987)	21,467
Total liabilities and stockholders’ (deficit) equity	$134,782	$105,676

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
License and collaborative fees	$11,028	$5,727	$17,991
Contract and other	24,423	28,055	40,205
Total revenues	35,451	33,782	58,196

Operating expenses:
Research and development	74,851	68,467	68,137
Selling, general and administrative	18,477	16,865	24,014
Restructuring	328	5,074	-
Total operating expenses	93,656	90,406	92,151

Loss from operations	(58,205)	(56,624)	(33,955)

Other (expense) income:
Interest expense	(4,631)	(4,387)	(2,462)
Other expense	(197)	(956)	(177)
Revaluation of contingent warrant liabilities	(61,039)	(9,172)	3,866
Net loss before taxes	(124,072)	(71,139)	(32,728)

Provision for income tax benefit (expense)	14	74	(15)

Net loss	$(124,058)	$(71,065)	$(32,743)

Basic and diluted net loss per share of common stock	$(1.43)	$(1.10)	$(1.04)

Shares used in computing basic and diluted net loss per share of common stock	86,938	64,629	31,590

Other comprehensive loss:
Net loss	$(124,058)	$(71,065)	$(32,743)
Net unrealized (loss) gain on available-for-sale securities	(9)	8	-
Comprehensive loss	$(124,067)	$(71,057)	$(32,743)

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Paid-In	Accumulated Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit) Equity
Balance, December 31, 2010	3	$1	28,491	$214	$876,686	$-	$(853,310)	$23,591
Exercise of stock options, contributions to 401(k) and incentive plans	─	─	253	2	1,099	─	─	1,101
Stock-based compensation expense	─	─	─	─	7,759	─	─	7,759
Sale of shares of common stock	─	─	6,108	45	15,043	─	─	15,088
Conversion of Series B convertible preferred stock	(3)	(1)	255	2	(1)	─	─	-
Issuance of warrants	─	─	─	─	215	─	─	215
Net loss	─	─	─	─	─	-	(32,743)	(32,743)
Balance, December 31, 2011	-	-	35,107	263	900,801	-	(886,053)	15,011
Exercise of stock options, contributions to 401(k) and incentive plans	─	─	1,089	8	1,323	─	─	1,331
Release of restricted stock units	─	─	397	─	─	─	─	─
Stock-based compensation expense	─	─	─	─	4,284	─	─	4,284
Sale of shares of common stock	─	─	45,288	340	75,960	─	─	76,300
Issuance of warrants	─	─	─	─	(6,335)	─	─	(6,335)
Exercise of warrants	─	─	566	4	1,929	─	─	1,933
Net loss	─	─	─	─	─	─	(71,065)	(71,065)
Other comprehensive income	─	─	─	─	─	8	─	8
Balance, December 31, 2012	-	-	82,447	615	977,962	8	(957,118)	21,467
Exercise of stock options, contributions to 401(k) and incentive plans	─	─	933	7	2,213	─	─	2,220
Release of restricted stock units	─	─	801	6	(6)	─	─	─
Stock-based compensation expense	─	─	─	─	5,099	─	─	5,099
Sale of shares of common stock	─	─	19,661	147	82,799	─	─	82,946
Exercise of warrants	─	─	1,544	12	8,336	─	─	8,348
Net loss	─	─	─	─	─	─	(124,058)	(124,058)
Other comprehensive loss	─	─	─	─	─	(9)	─	(9)
Balance, December 31, 2013	-	$-	105,386	$787	$1,076,403	$(1)	$(1,081,176)	$(3,987)

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(124,058)	$(71,065)	$(32,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,575	4,124	5,357
Common stock contribution to 401(k)	828	1,134	1,046
Stock-based compensation expense	5,099	4,284	7,759
Accrued interest on interest bearing obligations	2,284	1,186	1,023
Revaluation of contingent warrant liabilities	61,039	9,172	(3,866)
Restructuring charge related to long-lived assets	-	2,460	-
Amortization of debt discount, final payment fee on debt, and debt issuance costs	2,470	1,958	1,360
Loss on sale and retirement of property & equipment	281	29	107
Unrealized loss on foreign currency exchange	662	295	513
Unrealized loss on foreign exchange options	127	714	298
Other non-cash adjustments	(20)	(11)	-
Changes in assets and liabilities:
Trade and other receivables, net	4,486	4,064	8,532
Prepaid expenses and other assets	481	(158)	(2,469)
Accounts payable and accrued liabilities	2,901	4,485	(2,144)
Deferred revenue	(3,399)	(3,511)	(13,794)
Other liabilities	(1,671)	75	(41)
Net cash used in operating activities	(45,915)	(40,765)	(29,062)

Cash flows from investing activities:
Purchase of investments	(19,991)	(56,970)	-
Proceeds from maturities of investments	40,000	17,000	-
Net purchase of property and equipment	(1,169)	(2,509)	(3,304)
Proceeds from sale of property and equipment	-	463	-
Net provided by (used in) investing activities	18,840	(42,016)	(3,304)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	84,338	76,498	15,143
Proceeds from exercise of warrants	2,176	993	-
Proceeds from issuance of long-term debt, net of issuance costs	-	4,434	28,836
Principal payments of debt	(3,125)	(2,143)	-
Net cash provided by financing activities	83,389	79,782	43,979

Effect of exchange rate changes on cash	-	-	(573)

Net increase in cash and cash equivalents	56,314	(2,999)	11,040
Cash and cash equivalents at the beginning of the year	45,345	48,344	37,304
Cash and cash equivalents at the end of the year	$101,659	$45,345	$48,344

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$1,262	$1,035	$-
Income taxes	$-	$-	$15
Non-cash investing and financing activities:
Issuance of warrants	$-	$6,390	$-
Reclassification of contingent warrant liability to equity upon exercise of warrants	$(6,171)	$(940)	$-
Interest added to principal balances on long-term debt	$935	$1,160	$669
Investment in Symplmed Pharmaceuticals, LLC	$171	$-	$-
Discount on long-term debt	$-	$(55)	$(215)

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Reclassifications

Certain reclassifications of prior period amounts have been made to the financial statements and accompanying notes to conform to the current period presentation. Prior period presentations of net product sales and royalty revenue have been reclassified into contract and other revenue because the net product sales and royalty revenue were not material for all periods presented. These reclassifications had no impact on the Company’s previously reported net loss or cash flows.

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

Net Product Sales

Revenue from net product sales are recorded in the periods these product sales are earned, in advance of collection. The product sale revenue and receivables in these instances is based upon communication with the distribution customers. Product sales are recorded net of allowances and accruals for prompt pay discounts, volume rebates, and product returns.

Royalty Revenue

Royalty revenue and royalty receivables are recorded in the periods these royalties are earned, in advance of collection. The royalty revenue and receivables in these instances is based upon communication with collaborative partners or licensees, historical information and forecasted sales trends.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Warrants

The Company has issued warrants to purchase shares of its common stock in connection with financing activities. The Company accounts for some of these warrants as a liability at fair value and others as equity at fair value. The fair value of the outstanding warrants is estimated using the Black-Scholes Model. The Black-Scholes Model requires inputs such as the expected term of the warrants, expected volatility and risk-free interest rate. These inputs are subjective and require significant analysis and judgment to develop. For the estimate of the expected term, the Company uses the full remaining contractual term of the warrant. In 2013, the Company changed its expected volatility assumption in the Black-Scholes Model from a volatility implied from warrants issued by XOMA in recent private placement transactions to a volatility based on historical stock price volatility observed on XOMA’s underlying stock. A historical stock price volatility rate was determined to be a more precise indicator for the fair value calculation of the Company’s warrants due to time elapsed since these warrants were granted. The assumptions associated with contingent warrant liabilities are reviewed each reporting period and changes in the estimated fair value of these contingent warrant liabilities are recognized in other income (expense).

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

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Potentially dilutive securities are excluded from the calculation of loss per share if their inclusion is anti-dilutive. The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	December 31,
	2013	2012	2011
Options for common stock	7,087	5,603	3,890
Convertible preferred stock	-	-	67
Warrants for common stock	15,839	13,840	1,609
Total	22,926	19,443	5,566

For the years ended December 31, 2013, 2012, and 2011, all outstanding common stock equivalents were considered anti-dilutive and therefore the calculations of basic and diluted net loss per share are the same.

3.	Consolidated Financial Statement Detail

Cash and Cash Equivalents

At December 31, 2013, cash equivalents consisted of demand deposits of $18.9 million and money market funds of $82.8 million with maturities of less than 90 days at the date of purchase. At December 31, 2012, cash equivalents consisted of demand deposits of $7.8 million and money market funds of $37.5 million with maturities of less than 90 days at the date of purchase.

Short-term Investments

At December 31, 2013 and 2012, short-term investments consisted of U.S. treasury securities of $20.0 million and $40.0 million, respectively, with maturities of greater than 90 days and less than one year from the date of purchase.

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

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The foreign exchange options were revalued at December 31, 2013 and 2012, and had aggregate fair values of $0.4 million and $0.5 million, respectively. The Company recognized losses of $0.1 million, $0.7 million and $0.3 million related to the revaluation for the years ended December 31, 2013, 2012, and 2011, respectively.

Receivables

Receivables consisted of the following at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Trade receivables, net	$3,731	$7,477
Other receivables	50	772
Total	$3,781	$8,249

Property and Equipment

Property and equipment consisted of the following at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Equipment and furniture	$28,365	$25,734
Buildings, leasehold and building improvements	9,316	21,656
Construction-in-progress	225	1,832
Land	310	310
	38,216	49,532
Less: Accumulated depreciation and amortization	(31,760)	(41,389)
Property and equipment, net	$6,456	$8,143

Depreciation and amortization expense was $2.9 million, $4.1 million and $5.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Accrued management incentive compensation	$4,386	$3,978
Accrued payroll and other benefits	3,009	2,461
Accrued clinical trial costs	878	4,702
Other	1,661	1,904
Total	$9,934	$13,045

Contingent Warrant Liabilities

In March 2012, in connection with an underwritten offering, the Company issued five-year warrants to purchase 14,834,577 shares of XOMA’s common stock at an exercise price of $1.76 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date of such change in control. Due to these provisions, the Company is required to account for the warrants issued in March 2012 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At December 31, 2012, the fair value of the warrant liability was estimated to be $15.0 million using the Black-Scholes Model. The Company revalued the warrant liability at December 31, 2013 using the Black-Scholes Model and recorded the $59.9 million increase in the fair value as a loss in the revaluation of contingent warrant liabilities line of its consolidated statements of comprehensive loss. The Company also reclassified $6.2 million from contingent warrant liabilities to equity on its consolidated balance sheets due to the exercise of warrants. As of December 31, 2013, 12,562,682 of these warrants were outstanding and had a fair value of $68.7 million. This increase in liability is due primarily to the increase in the market price of the Company’s common stock at December 31, 2013 compared to December 31, 2012.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2010, in connection with an underwritten offering, the Company issued five-year warrants to purchase 1,260,000 shares of XOMA’s common stock at an exercise price of $10.50 per share. In June 2009, the Company issued warrants to certain institutional investors as part of a registered direct offering. These warrants represent the right to acquire an aggregate of up to 347,826 shares of XOMA’s common stock over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company is required to account for the warrants issued in February 2010 and June 2009 as liabilities at fair value. At December 31, 2012, the fair value of the warrant liability was estimated to be $0.1 million using the Black-Scholes Model. The Company revalued the warrant liability at December 31, 2013 using the Black-Scholes Model and recorded the $1.1 million increase in the fair value as a loss in the revaluation of contingent warrant liabilities line of its consolidated statements of comprehensive loss. As of December 31, 2013, all of these warrants were outstanding and had an aggregate fair value of approximately $1.2 million.

Deferred Revenue

In 2013, the Company deferred $1.5 million of revenue from contracts including Servier and NIH and recognized $4.9 million in revenue. In 2012, the Company deferred $5.9 million of revenue from contracts including Servier and NIH and recognized $9.4 million in revenue.

4.	Collaborative, Licensing and Other Arrangements

Collaborative and Other Agreements

Servier

In December 2010, the Company entered into a license and collaboration agreement with Servier, to jointly develop and commercialize gevokizumab in multiple indications, which provided for a non-refundable upfront payment of $15.0 million that was received by the Company in January 2011. The upfront payment was recognized over the eight month period that the initial group of deliverables were provided to Servier. In addition, the Company received a loan of €15.0 million, which was fully funded in January 2011, with the proceeds converting to $19.5 million at the date of funding. See Note 7: Long-Term Debt and Other Arrangements. Under the terms of the agreement, Servier has worldwide rights to cardiovascular disease and diabetes indications and rights outside the United States and Japan to all other indications, including NIU, Behçet’s uveitis and other inflammatory and oncology indications. XOMA retains development and commercialization rights in the United States and Japan for all indications other than cardiovascular disease and diabetes.  XOMA has an option to reacquire rights to cardiovascular disease and diabetes indications from Servier in the United States and Japan (the “Cardiometabolic Indications Option”).  If the Company exercises the Cardiometabolic Indications Option, we will be required to pay Servier an option fee and partially reimburse their incurred development expenses.  Each party has the right in certain circumstances to pursue development in indications not specified in the agreement, and in such event, the other party will have the option to participate in such development in certain circumstances, including reimbursement of a portion of the developing party’s expenses.

Under this agreement, Servier will fund all activities to advance the global clinical development and future commercialization of gevokizumab in cardiovascular-related diseases and diabetes.  Also, Servier funded the first $50 million of gevokizumab global clinical development and CMC expenses and continues to fund 50% of further expenses related to the NIU and Behçet’s uveitis indications. For the years ended December 31, 2013, 2012, and 2011, the Company recorded revenue of $13.6 million, $14.5 million, and $34.2 million, respectively, under this agreement, which included the revenue recognized in 2011 relating to the upfront payment.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the agreement, the Company is eligible to receive a combination of Euro and USD-denominated, development and sales milestones for multiple indications aggregating to a potential maximum of approximately $488 million converted using the December 31, 2012 Euro to US Dollar (“USD”) exchange rate (the “12/31/13 Exchange Rate of 1.3766”) if XOMA reacquires cardiovascular and/or diabetes rights in the U.S. and Japan. If XOMA does not reacquire these rights, then the milestone payments aggregate to a potential maximum of approximately $827 million converted using the 12/31/13 Exchange Rate of 1.3766. Servier’s obligation to pay development and commercialization milestones will continue for so long as Servier is developing or selling products under the agreement.

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

In September 2008, the Company announced that it had been awarded a $64.8 million multiple-year contract funded with federal funds from NIAID, a part of the NIH (Contract No. HHSN272200800028C), to continue development of anti-botulinum antibody product candidates. The contract work is being performed on a cost plus fixed fee basis over a three-year period. The Company is recognizing revenue under the arrangement as the services are performed on a proportional performance basis. In 2011, the NIH conducted an audit of the Company’s actual data for period from January 1, 2007 through December 31, 2009 and developed final billing rates for this period. As a result, the Company retroactively applied these NIH rates to the invoices from this period resulting in an increase in revenue of $1.1 million from the NIH, excluding $0.9 million billed to the NIH in 2010 resulting from the Company’s performance of a comparison of 2009 calculated costs incurred and costs billed to the government under provisional rates. Final rates will be settled through negotiations with the NIH. This revenue has been deferred and will be recognized upon completion of negotiations with and approval by the NIH. In 2013, the Company recognized revenue of $4.4 million under this contract, compared with $6.6 million in 2012 and $18.6 million in 2011.

In October 2011, the Company announced that NIAID had awarded the Company a new contract under Contract No. HHSN272201100031C for up to $28.0 million over 5 years to develop broad-spectrum antitoxins for the treatment of human botulism poisoning. The contract work is being performed on a cost plus fixed fee basis over the life of the contract and the Company is recognizing revenue under the arrangement as the services are performed on a proportional performance basis. In 2013, the Company recognized revenue of $4.7 million under this contract, compared with $2.5 million in 2012 and $0.1 million in 2011.

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

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the original agreement, the Company paid a $1.5 million license fee to Servier in the third quarter of 2010. In July 2013, the Company transferred U.S. development and commercialization rights to the perindopril franchise to Symplmed Pharmaceuticals, LLC ("Symplmed"). Under the terms of the arrangement, XOMA received a minority equity position in Symplmed and up to double-digit royalties on sales of the first fixed-dose combination containing perindopril arginine and amlodipine besylate, if it is approved by the FDA. The Company recorded the minority equity position in the other assets line of its consolidated balance sheets. Symplmed, under a sublicense agreement, assumes U.S. marketing responsibilities for ACEON (perindopril erbumine), and XOMA continues to manage and be reimbursed for sales and distribution within its established commercial infrastructure until the ACEON New Drug Application (“NDA”) is transferred to Symplmed. The ACEON NDA was to be transferred on March 1, 2014, but Symplmed has requested an extension. Terms of an extension agreement, if any, are being negotiated. XOMA will continue to record gross ACEON sales in the contracts and other revenue line of its consolidated statements of comprehensive loss until the ACEON NDA is transferred. Following the ACEON NDA transfer, Symplmed will pay XOMA single-digit royalties on sales of ACEON.

Takeda

In November 2006, the Company entered into a fully funded collaboration agreement with Takeda for therapeutic monoclonal antibody discovery and development. Under the agreement, Takeda will make up-front, annual maintenance and milestone payments to the Company, fund its research and development and manufacturing activities for preclinical and early clinical studies and pay royalties on sales of products resulting from the collaboration. Takeda will be responsible for clinical trials and commercialization of drugs after an Investigational New Drug Application (“IND”) submission and is granted the right to manufacture once the product enters into Phase 2 clinical trials. During the collaboration, the Company will discover therapeutic antibodies against targets selected by Takeda. The Company will recognize revenue on the up-front and annual payments on a straight-line basis over the expected term of each target antibody discovery, on the research and development and manufacturing services as they are performed on a time and materials basis, on the milestones when they are achieved and on the royalties when the underlying sales occur. In 2013, the Company recognized revenue of $0.1 million under this agreement, compared with $1.2 million in 2012 and $2.0 million in 2011.

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

Novartis

In November 2008, the Company restructured its product development collaboration with Novartis entered into in 2004 for the development and commercialization of antibody products for the treatment of cancer. Under the restructured agreement, the Company received $6.2 million in cash and $7.5 million in the form of debt reduction on its existing loan facility with Novartis. In addition, the Company may, in the future, receive potential milestones of up to $14.0 million and royalty rates ranging from low-double digit to high-teen percentage rates for two ongoing product programs, HCD122 and LFA 102 and options to develop or receive royalties on additional programs. In exchange, Novartis received control over the HCD122 and LFA 102 programs, as well as the right to expand the development of these programs into additional indications outside of oncology. The Company’s right to royalty-style payments expires on the later of the expiration of any licensed patent covering each product or 20 years from the launch of each product that is produced from a cell line provided to Novartis by XOMA. In 2013, the Company received a $7.0 million milestone relating to one currently active program. Pursuant to the obligations under the Agreement, in January 2014, the Company made a payment, equal to 25 percent of the milestone received, or $1.75 million, toward its outstanding debt obligation to Novartis.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain of these agreements also provide releases of the licensee companies and their collaborators from claims under the XOMA patents arising from past activities using the companies’ respective technologies to the extent they also used XOMA’s antibody expression technology. Licensees are often also allowed to use XOMA’s technology in combination with their own technology in future collaborations.

Pfizer

In August 2007, the Company entered into a license agreement with Pfizer Inc. (“Pfizer”) for non-exclusive, worldwide rights for XOMA’s patented bacterial cell expression technology for research, development and manufacturing of antibody products. Under the terms of the agreement, the Company received a license fee payment of $30 million in 2007.

From 2011 through 2013, the Company received milestone payments relating to ten undisclosed product candidates. The Company may also be eligible for additional milestone payments aggregating up to $15.2 million relating to twelve product candidates and low single-digit royalties on future sales of all products subject to this license. In addition, the Company may receive potential milestone payments aggregating up to $1.7 million for each additional qualifying product candidate. The Company’s right to milestone payments expires on the later of the expiration of the last-to-expire licensed patent or the tenth anniversary of the effective date. The Company’s right to royalties expires upon the expiration of the last-to-expire licensed patent.  The Company will recognize revenue on milestones when they are achieved and on royalties when the underlying sales occur.

5.	Streamlining and Restructuring Charges

In January 2012, the Company implemented a streamlining of operations, which resulted in a restructuring plan designed to sharpen its focus on value-creating opportunities led by gevokizumab and its unique antibody discovery and development capabilities. The restructuring plan included a reduction of XOMA’s personnel by 84 positions, or 34%. These staff reductions resulted primarily from the Company’s decisions to utilize a contract manufacturing organization for Phase 3 and commercial antibody production, and to eliminate internal research functions that are non-differentiating or that can be obtained cost effectively by contract service providers.

In connection with the streamlining of operations, the Company incurred restructuring charges in 2012 of $2.0 million related to severance, other termination benefits and outplacement services, $2.2 million related to the impairment and accelerated depreciation of various assets and leasehold improvements, and $0.7 million related to moving and other facility costs. In 2013, the Company incurred $0.3 million in restructuring charges related to facility costs and it does not expect to incur additional significant restructuring charges during 2014 related to these streamlining activities.

The current and long-term portions of the outstanding restructuring liabilities are included in accrued and other liabilities and other liabilities – long-term on the consolidated balance sheets and are based upon restructuring charges recognized as of December 31, 2013 and 2012 in connection with the Company’s restructuring plans. As of December 31, 2013 and 2012, the components of these liabilities are shown below (in thousands):

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Employee Severance and Other Benefits	Facility Charges (1)	Asset Impairment and Accelerated Depreciation (2)	Total
Balance at December 31, 2012	$-	$75	$-	$75
Restructuring charges	-	328	-	328
Cash payments	-	(434)	-	(434)
Adjustments	-	52	-	52
Balance at December 31, 2013	$-	$21	$-	$21

	Employee Severance and Other Benefits	Facility Charges (1)	Asset Impairment and Accelerated Depreciation (2)	Total
Balance at December 31, 2011	$-	$162	$-	$162
Restructuring charges	2,027	587	2,460	5,074
Cash payments	(2,027)	(689)	-	(2,716)
Proceeds from sale of assets	-	-	461	461
Adjustments	-	15	(2,921)	(2,906)
Balance at December 31, 2012	$-	$75	$-	$75

(1)	Includes moving and relocation costs, and lease payments, net of sublease payments.
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

Level 3 – Unobservable inputs.

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 are classified as follows (in thousands):

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$82,759	$-	$-	$82,759
U.S. treasury securities	19,989	-	-	19,989
Foreign exchange options	-	361	-	361
Total	$102,748	$361	$-	$103,109

Liabilities:
Contingent warrant liabilities	$-	$-	$69,869	$69,869

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$37,461	$-	$-	$37,461
U.S. treasury securities	39,987			39,987
Foreign exchange options	-	488	-	488
Total	$77,448	$488	$-	$77,936

Liabilities:
Contingent warrant liabilities	$-	$-	$15,001	$15,001

(1)	Included in cash and cash equivalents

The fair value of the foreign exchange options at December 31, 2013 and 2012 was determined using readily observable market inputs from actively quoted markets obtained from various third-party data providers. These inputs, such as spot rate, forward rate and volatility have been derived from readily observable market data, meeting the criteria for Level 2 in the fair value hierarchy.

The fair value of the contingent warrant liabilities at December 31, 2013 and 2012 was determined using the Black-Scholes Model, which requires inputs such as the expected term of the warrants, volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. In 2013, the Company changed its expected volatility assumption in the Black-Scholes Model from a volatility implied from warrants issued by XOMA in recent private placement transactions to a volatility based on historical stock price volatility observed on XOMA’s underlying stock. A historical stock price volatility rate was determined to be a more precise indicator for the fair value calculation of the Company’s warrants due to time elapsed since these warrants were granted.

The fair value of the contingent warrant liabilities was estimated using the following range of assumptions at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Expected volatility	66.1% - 86.6%	40%
Risk-free interest rate	0.1% - 0.8%	0.3% - 0.7%
Expected term	0.9 - 3.2 years	1.9 - 4.2 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the years ended December 31, 2013, 2012 and 2011 (in thousands):

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrant Liabilities
Balance at December 31, 2010	$4,245
Net decrease in fair value of contingent warrant liabilities upon revaluation	(3,866)
Balance at December 31, 2011	379
Initial fair value of warrants issued in March 2012	6,390
Reclassification of contingent warrant liability to equity upon exercise of warrants	(940)
Net increase in fair value of contingent warrant liabilities upon revaluation	9,172
Balance at December 31, 2012	15,001
Reclassification of contingent warrant liability to equity upon exercise of warrants	(6,171)
Net increase in fair value of contingent warrant liabilities upon revaluation	61,039
Balance at December 31, 2013	$69,869

7.	Long-Term Debt and Other Arrangements

Novartis Note

In May 2005, the Company executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June 2015. Under the note agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.35% at December 31, 2013, and is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50 million. The Company has made this election for all interest payments thus far. Loans under the note agreement are secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder.

At December 31, 2013 and 2012, the outstanding principal balance under this note agreement was $14.8 million and $14.4 million. Pursuant to the terms of the arrangement as restructured in November 2008, the Company will not make any additional borrowings under the Novartis note. Accrued interest of $0.4 million, $0.4 million and $0.3 million was added to the principal balance of the loan for the years ended December 31, 2013, 2012 and 2011, respectively.

Pursuant to the its obligations under the collaboration with Novartis, in January 2014, the Company made a payment, equal to 25 percent of a $7.0 million milestone received, or $1.75 million, toward its outstanding debt obligation to Novartis.

Servier Loan

In December 2010, in connection with the license and collaboration agreement entered into with Servier, the Company executed a loan agreement with Servier (the “Servier Loan Agreement”), which provided for an advance of up to €15.0 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million. The loan is secured by an interest in XOMA’s intellectual property rights to all gevokizumab indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period was 3.22% and was reset semi-annually ranging from 2.33% to 3.83%. Interest for the six-month period from January 2014 through July 2014 was reset to 2.39%. Interest is payable semi-annually; however, the Servier Loan Agreement provides for a deferral of interest payments over a period specified in the agreement. During the deferral period, accrued interest will be added to the outstanding principal amount for the purpose of interest calculation for the next six-month interest period. On the repayment commencement date, all unpaid and accrued interest shall be paid to Servier and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. In January 2014, the Company paid $1.9 million in accrued interest to Servier.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The loan matures in 2016; however, after a specified period prior to final maturity, the loan is to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under the Company’s collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments the Company receives from any third party collaboration or development partner for rights to gevokizumab in the U.S. and/or Japan.  In addition, the loan becomes immediately due and payable upon certain customary events of default. At December 31, 2013, the outstanding principal balance under this loan was $20.6 million using the 12/31/13 Exchange Rate of 1.3766. For the years ended December 31, 2013 and 2012, the Company recorded unrealized foreign exchange losses of $0.8 million and $0.4 million, respectively, and for the year ended December 31, 2011, the Company recorded an unrealized foreign exchange gain of $0.1 million, related to the re-measurement of the loan.

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

The loan discount is amortized under the effective interest method over the expected five-year life of the loan. For the years ended December 31, 2013, 2012, and 2011, the Company recorded non-cash interest expense of $1.6 million, $1.4 million, and $1.4 million, respectively, resulting from the amortization of the loan discount. At December 31, 2013 and 2012, the net carrying value of the loan was $16.5 million and $14.2 million, respectively. For the years ended December 31, 2013 and 2012, the Company recorded unrealized foreign exchange gains of $0.2 million and $0.1 million, respectively, and for the year ended December 31, 2011, the Company recorded an unrealized foreign exchange loss of $0.6 million, related to the re-measurement of the loan discount.

The Company believes that realization of the benefit and the associated deferred revenue is contingent on the loan remaining outstanding over the five-year contractual term of the loan. If the Company were to stop providing service under the collaboration arrangement and the arrangement is terminated, the maturity date of the loan would be accelerated and a portion of measured benefit would not be realized. As the realization of the benefit is contingent, in part, on the provision of future services, the Company is recognizing the deferred revenue over the expected five-year life of the loan. The deferred revenue is amortized under the effective interest method, and for the years ended December 31, 2013, 2012, and 2011, the Company recorded $1.6 million, $1.4 million, and $1.4 million, respectively, of related non-cash revenue.

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

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the amendment, on September 27, 2012 the Company issued to GECC unregistered stock purchase warrants, which entitle GECC to purchase up to an aggregate of 39,346 shares of XOMA common stock at an exercise price equal to $3.54 per share. These warrants are exercisable immediately and have a five-year term. The warrants’ fair value of $0.1 million was recorded as a discount to the debt obligation and is being amortized over the term of the loan using the effective interest method. The warrants are classified in permanent equity on the consolidated balance sheets.

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

At December 31, 2013 and 2012, the outstanding principal balance under the Amended Term Loan was $9.4 million and $12.5 million, respectively.

Aggregate future principal and final fee payments of the Company’s total interest bearing obligations - long-term as of December 31, 2013 are as follows (in thousands):

Year Ending December 31,	Total
2014	$5,917
2015	19,127
2016	20,649
45,693
Less current portion	(5,917)
Total	$39,776

Interest Expense

Interest expense and amortization of debt issuance costs and discounts, recorded as other expense in the consolidated statements of comprehensive loss for the year ended December 31, 2013, 2012 and 2011 are shown below (in thousands):

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2013	2012	2011
Interest expense
Servier loan	$2,152	$2,097	$2,087
GECC term loan	2,064	1,850	-
Novartis note	362	397	341
Other	53	43	34
Total interest expense	$4,631	$4,387	$2,462

8.	Income Taxes

The total (benefit) provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2013	2012	2011
Federal income tax (benefit) provision	$(14)	$(74)	$15
Total	$(14)	$(74)	$15

The Company has significant losses in 2013, 2012 and 2011 and as such there was no material income tax expense for the years ended December 31, 2013, 2012 and 2011. The income tax benefits in 2013 primarily relates to federal refundable credit true-up from prior year.

The significant components of net deferred tax assets as of December 31, 2013 and 2012 were as follows (in millions):

	December 31,
	2013	2012
Capitalized research and development expenses	$49.4	$51.5
Net operating loss carryforwards	78.4	150.8
Research and development and other credit carryforwards	8.8	8.5
Other	23.5	23.3
Total deferred tax assets	160.1	234.1
Valuation allowance	(160.1)	(234.1)
Net deferred tax assets	$-	$-

The net (decrease) increase in the valuation allowance was $(74.0) million, $(6.0) million and $25.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the Company had federal net operating loss carry-forwards of approximately $205.0 million and state net operating loss carry-forwards of approximately $164.0 million to offset future taxable income. The net operating loss carry-forwards include $2.1 million which relates to stock option deductions that will be recognized through additional paid in capital when utilized.  As such, these deductions are not reflected in the Company’s deferred tax assets.  No federal net operating loss carry-forward expired in 2013, 2012 and 2011. California net operating losses of $16.8 million, $10.4 million and $9.5 million expired in the years 2013, 2012 and 2011, respectively.

ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based upon the weight of available evidence, which includes the Company’s historical operating performance and carry-back potential, the Company has determined that total deferred tax assets should be fully offset by a valuation allowance.

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), the Company experienced ownership changes in 2009 and 2012 which substantially limit the future use of its pre-change NOLs and certain other pre-change tax attributes per year.  The Company has excluded the NOLs and R&D credits that will expire as a result of the annual limitations in the deferred tax assets as of December 31, 2013. To the extent that the Company does not utilize its carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will expire unused.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files income tax returns in the U.S. federal jurisdiction, State of California, and Ireland. The Internal Revenue Service has completed an audit of the Company's 2009 and 2010 federal income tax returns which resulted in no change. The Company’s federal income tax returns for tax years 2011 and beyond remain subject to examination by the Internal Revenue Service.  The Company’s California and Irish income tax returns for tax years 2009 and beyond remain subject to examination by the Franchise Tax Board and Irish Revenue Commissioner. In addition, all of the net operating losses and research and development credit carry-forwards that may be used in future years are still subject to adjustment.

The following table summarizes the Company's activity related to its unrecognized tax benefits (in thousands):

December 31, 2013
Balance at January 1, 2013	$4,104
Increase related to current year tax position	164
Increase related to prior year tax position	6
Balance at December 31, 2013	$4,274

A total of $3.0 million of the unrecognized tax benefits would affect the Company's effective tax rate.  The Company currently has a full valuation allowance against its U.S. net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2013, the Company has not accrued interest or penalties related to uncertain tax positions.

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

In 2013, 2012, and 2011, employees purchased 15,262, 17,054, and 30,044 shares of common stock, respectively, under the ESPP. Net payroll deductions under the ESPP totaled $60,000, $46,000 and $54,000 for 2013, 2012, and 2011, respectively.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Savings Plan

Under section 401(k) of the Internal Revenue Code of 1986, the Board of Directors adopted, effective June 1, 1987, a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 50% of their eligible compensation per payroll period, up to a maximum for 2013 of $17,500 (or $23,000 for employees over 50 years of age). The Company may, at its sole discretion, make contributions each plan year, in cash or in shares of the Company’s common stock, in amounts which match up to 50% of the salary deferred by the participants. The expense related to these contributions was $0.9 million, $0.8 million and $1.1 million for the years ended December 31, 2013, 2012, and 2011, respectively, and 100% was paid in common stock in each year.

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

Up to 15,753,331 shares are authorized for issuance under the stock option plans. As of December 31, 2013, options and RSUs covering 9,184,913 shares of common stock were outstanding under the stock option plans.

Stock Options

In 2013, the Board of Directors of the Company approved grants under the Company’s Amended and Restated 2010 Long Term Incentive Plan for an aggregate of 1,168,203 stock options to certain employees and the directors of the Company. The stock options vest monthly over four years for employees and one year for directors.

In 2012, the Board of Directors of the Company approved grants under the Company’s Amended and Restated 2010 Long Term Incentive Plan for an aggregate of 2,351,445 stock options to certain employees and the directors of the Company. The stock options vest monthly over four years for employees and one year for directors.

In October 2011, the Board of Directors of the Company approved a grant under the Amended and Restated 2010 Long Term Incentive Plan for an aggregate of 1,097,926 stock options to certain employees of the Company. These stock options include immediate vesting in an amount equal to each employee's percentage of outstanding options that are exercisable immediately prior to this grant. The remaining portion will vest monthly over two years.

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

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Plans Summary

A summary of the status of the Company’s stock option plans as of December 31, 2013, 2012, and 2011, and changes during the years ended on those dates is presented below:

	2013		2012		2011
Options:	Shares	Price*	Shares	Price*	Shares	Price*
Outstanding at beginning of year	6,788,383	$8.99	5,053,435	$12.55	2,331,450	$25.36

Granted	1,168,203	$3.13	2,351,445	$2.59	2,920,166	$2.81
Exercised	(589,355)	$2.26	(90,252)	$1.68	-	$-
Forfeited, expired or cancelled	(151,190)	$17.46	(526,245)	$15.84	(198,181)	$35.56

Outstanding at end of year	7,216,041	$8.42	6,788,383	$8.99	5,053,435	$12.55

Exercisable at end of year	4,814,926	$11.14	4,276,834	$12.42	3,366,807	$16.33

*	Weighted-average exercise price

At December 31, 2013, there were 6,972,744 stock options vested and expected to vest with a weighted-average exercise price per share of $8.61. The weighted average remaining contractual term of outstanding stock options at December 31, 2013 was 6.5 years and there was an aggregate intrinsic value of $18.2 million. The weighted average remaining contractual term of exercisable stock options at December 31, 2013 was 5.6 years and there was an aggregate intrinsic value of $9.2 million.

Restricted Stock Units

In 2013, the Board of Directors of the Company approved grants under the Amended and Restated 2010 Long Term Incentive Plan for an aggregate of 958,385 RSUs to certain employees and directors of the Company. The RSUs vest annually over three years in equal increments.

In 2012, the Board of Directors of the Company approved grants under the Amended and Restated 2010 Long Term Incentive Plan for an aggregate of 1,292,923 RSUs to certain employees and directors of the Company. The RSUs vest annually over three years in equal increments.

In October 2011, the Board of Directors of the Company approved a company-wide grant under the Amended and Restated 2010 Long Term Incentive Plan for an aggregate of 1,177,082 RSUs. The RSUs vest annually over three years in equal increments.

RSUs held by employees who qualify for retirement age (defined as employees that are a minimum of 55 years of  age and the sum of their age plus years of full-time employment with the Company exceeds 70 years) vest immediately.

Unvested RSU activity for the year ended December 31, 2013 is summarized below:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested balance at December 31, 2012	1,459,853	$2.75
Granted	958,385	$2.96
Vested	(637,034)	$2.57
Forfeited	(43,167)	$2.08
Unvested balance at December 31, 2013	1,738,037	$2.73

The total grant-date fair value of RSUs that vested during the year ended December 31, 2013 was $1.6 million.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of stock option awards was estimated using the Black-Scholes model with the following weighted average assumptions for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
Dividend yield	0%	0%	0%
Expected volatility	92%	92%	88%
Risk-free interest rate	0.89%	0.82%	1.48%
Expected term	5.6 years	5.6 years	5.4 years

The valuation of RSUs is determined at the date of grant using the closing stock price. The forfeiture rate impacts the amount of aggregate compensation for both stock options and RSUs. To establish an estimate of forfeiture rate, the Company used an independent third party to consider the Company’s historical experience of option forfeitures and terminations.

The following table shows total stock-based compensation expense included in the consolidated statements of comprehensive loss for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Research and development	$2,358	$2,391	$3,672
Selling, general and administrative	2,741	1,893	4,087
Total stock-based compensation expense	$5,099	$4,284	$7,759

There was no capitalized stock-based compensation cost as of December 31, 2013 or 2012, and there were no recognized tax benefits related to the Company’s stock-based compensation expense during the years ended December 31, 2013 or 2012.

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

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Registered Direct Offerings

In June of 2009, the Company entered into a definitive agreement with certain institutional investors to sell 695,652 units, with each unit consisting of one share of the Company’s common stock and a warrant to purchase 0.50 of a share of common stock, for gross proceeds of approximately $12.0 million, before deducting placement agent fees and estimated offering expenses of $0.8 million, in a second registered direct offering. The investor purchased the units at a price of $17.25 per unit. The warrants, which represent the right to acquire an aggregate of up to 347,826 shares of common stock, are exercisable at any time on or prior to December 10, 2014 at an exercise price of $19.50 per share. As of December 31, 2013 all of these warrants were outstanding.

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

On February 4, 2011, the Company entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”), with McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”), under which it may sell shares of its common stock from time to time through the MLV, as the agent for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under the Company’s registration statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011 and amended on March 10, 2011, June 3, 2011 and January 3, 2012, which was most recently declared effective by the SEC on January 17, 2012. MLV may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the Company’s common stock or to or through a market maker. MLV also may sell the shares in privately negotiated transactions, subject to our prior approval.  The Company will pay MLV a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2011 ATM Agreement.  From the inception of the 2011 ATM Agreement through December 31, 2013, the Company sold a total of 7,572,327 shares of common stock under this agreement for aggregate gross proceeds of $14.6 million.  No shares of common stock have been sold under this agreement since February 3, 2012. Total offering expenses incurred related to sales under the 2011 ATM Agreement from inception to December 31, 2013, were $0.5 million. The registration statement under which the 2011 ATM was entered expires in June of 2014.

Underwritten Offering

In February of 2010, the Company completed an underwritten offering of 2.8 million units, with each unit consisting of one share of the Company’s common stock and a warrant to purchase 0.45 of a share of common stock, for gross proceeds of approximately $21 million. As of December 31, 2013 all of these warrants were outstanding.

On March 9, 2012, the Company completed an underwritten public offering of 29,669,154 shares of its common stock, and accompanying warrants to purchase one half of a share of common stock for each share purchased, at a public offering price of $1.32 per share. Total gross proceeds from the offering were approximately $39.2 million, before deducting underwriting discounts and commissions and offering expenses totaling approximately $3.0 million. The warrants, which represent the right to acquire an aggregate of up to 14,834,577 shares of common stock, are immediately exercisable and have a five-year term and an exercise price of $1.76 per share. As of December 31, 2013, 12,562,682 of these warrants were outstanding.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 29, 2012, the Company completed an underwritten public offering of 13,333,333 shares of its common stock, at a public offering price of $3.00 per share. Total gross proceeds from the offering were approximately $40.0 million, before deducting underwriting discounts and commissions and offering expenses totaling approximately $3.0 million.

On August 23, 2013, the Company completed an underwritten public offering of 8,736,187 shares of its common stock, including 1,139,502 shares of its common stock that were issued upon the exercise of the underwriters’ 30-day over-allotment option, at a public offering price of $3.62 per share. Total gross proceeds from the offering were approximately $31.6 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $2.2 million.

On December 18, 2013, the Company completed an underwritten public offering of 10,925,000 shares of its common stock, including 1,425,000 shares of its common stock that were issued upon the exercise of the underwriters’ 30-day over-allotment option, at a public offering price of $5.25 per share. Total gross proceeds from the offering were approximately $57.4 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $3.8 million.

11.	Commitments and Contingencies

Collaborative Agreements, Royalties and Milestone Payments

The Company is obligated to pay royalties, ranging from 1% to 5% of the selling price of the licensed component and up to 40% of any sublicense fees to various universities and other research institutions based on future sales or licensing of products that incorporate certain products and technologies developed by those institutions.

In addition, the Company has committed to make potential future “milestone” payments to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $76.6 million (assuming one product per contract meets all milestones events) have not been recorded on the consolidated balance sheet. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.

Leases

As of December 31, 2013, the Company leased administrative, research facilities, and office equipment under operating leases expiring on various dates through April 2023. These leases require the Company to pay taxes, insurance, maintenance and minimum lease payments.

The Company estimates future minimum lease payments as of December 31, 2013 to be (in thousands):

Operating Leases (a)
2014	$3,661
2015	3,640
2016	3,749
2017	3,862
2018	3,978
Thereafter	15,723
Minimum lease payments	$34,613

(a) Operating leases are net of future sublease income of $0.1 million.

Total rental expense, including other costs required under the Company’s leases, was approximately $3.5 million, $4.5 million and $5.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. Rental expense based on leases allowing for escalated rent payments are recognized on a straight-line basis. The Company is required to restore certain of its leased property to certain conditions in place at the time of lease. The Company believes these costs will not be material to its operations.

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2012, the Company vacated and subleased two of its leased facilities, which housed its large scale manufacturing operations and associated quality functions. The Company incurred $0.3 million in restructuring charges during 2013 in connection with a portion of lease payments not offset by sublease income for these buildings. The Company does not expect to incur any significant restructuring charges during 2014 in connection with these lease payments.

As a result of the restructuring in the second quarter of 2009, the Company vacated one of its leased buildings. Effective December 2010, the Company entered into a sublease agreement for this building through May of 2014. For the year ended December 31, 2013, the Company recognized $0.1 million in sublease income under this agreement. The Company will receive future sublease income of $0.1 million under this agreement.

Legal Proceedings

None.

12.	Concentration of Risk, Segment and Geographic Information

Concentration of Risk

Cash equivalents, short-term investments, and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents such as money market funds. The Company has not encountered such issues during 2012.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the year ended December 31, 2013, three customers represented 43%, 26%, and 20% of total revenue and as of December 31, 2013, and two customers represented 73% and 13% of the accounts receivable balance.

For the year ended December 31, 2012, two customers represented 47% and 33% of total revenue and as of December 31, 2012, these two customers represented 58% and 35% of the accounts receivable balance. For the year ended December 31, 2011, two customers represented 61% and 32% of total revenue.

Segment Information

The Company has determined that it operates in one segment as it only reports operating results on an aggregate basis to the chief operating decision maker of the Company. The Company’s property and equipment is held primarily in the United States.

Geographic Information

Revenue attributed to the following geographic regions for each of the three years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
United States	$19,955	$14,134	$20,447
Europe	15,396	18,454	35,718
Asia Pacific	100	1,194	2,031
Total	$35,451	$33,782	$58,196

XOMA Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2013 and 2012:

	Consolidated Statements of Operations
	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2013
Total revenues	$9,453	$7,151	$6,312	$12,535
Total operating costs and expenses	(20,777)	(21,230)	(23,535)	(28,114)
Other (expense) income, net (1)	(13,563)	(3,169)	(12,416)	(36,719)
Income tax benefit	-	-	15	(1)
Net (loss) income	$(24,887)	$(17,248)	$(29,624)	$(52,299)
Basic and diluted net (loss) income per share of common stock	$(0.30)	$(0.21)	$(0.34)	$(0.55)

2012
Total revenues	$9,865	$9,275	$7,251	$7,391
Total operating costs and expenses	(24,227)	(22,765)	(23,404)	(20,010)
Other income (expense), net (1)	(16,063)	(2,665)	(10,772)	14,985
Income tax expense	-	-	74	-
Net loss	$(30,425)	$(16,155)	$(26,851)	$2,366
Basic and diluted net loss per share of common stock	$(0.69)	$(0.24)	$(0.39)	$0.03

(1)	Fluctuations in 2013 and 2012 primarily relate to (losses) gains on the revaluation of the contingent warrant liabilities.

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Form of Certificate of Designations of Series A Preferred Stock	8-K	000-14710	3.1	01/03/2012

4.4	Form of Amended and Restated Warrant (June 2009 Warrants)	8-K	000-14710	10.6	02/02/2010

4.5	Form of Warrant (February 2010 Warrants)	8-K	000-14710	10.2	02/02/2010

4.6	Form of Warrant (December 2011 Warrants)	10-K	000-14710	4.9	03/14/2012

4.7	Form of Warrant (March 2012 Warrants)	8-K	000-14710	4.1	03/07/2012

4.8	Form of Warrant (September 2012 Warrants)	8-K	000-14710	4.10	10/03/2012

10.1*	1981 Share Option Plan as amended and restated	S-8	333-171429	10.1	12/27/2010

10.2*	Form of Share Option Agreement for 1981 Share Option Plan	10-K	000-14710	10.1A	03/11/2008

10.3*	Restricted Share Plan as amended and restated	S-8	333-171429	10.1	12/27/2010

10.4*	Form of Share Option Agreement for Restricted Share Plan	10-K	000-14710	10.2A	03/11/2008

10.5*	2007 CEO Share Option Plan	8-K	000-14710	10.7	08/07/2007

10.6*	1992 Directors Share Option Plan as amended and restated	S-8	333-171429	10.1	12/27/2010

10.7*	Form of Share Option Agreement for 1992 Directors Share Option Plan (initial grants)	10-K	000-14710	10.3A	03/11/2008

10.8*	Form of Share Option Agreement for 1992 Directors Share Option Plan (subsequent grants)	10-K	000-14710	10.3B	03/11/2008

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.9*	2002 Director Share Option Plan	S-8	333-151416	10.10	06/04/2008

10.10*	Amended and Restated 2010 Long Term Incentive and Stock Award Plan	S-8	000-14710	10.1	06/01/2012

10.11*	Form of Stock Option Agreement for Amended and Restated 2010 Long Term Incentive and Stock Award Plan	10-K	000-14710	10.6A	03/14/2012

10.12*	Form of Restricted Stock Unit Agreement for Amended and Restated 2010 Long Term Incentive and Stock Award Plan	10-K	000-14710	10.6B	03/14/2012

10.13*	Management Incentive Compensation Plan as amended and restated	8-K	000-14710	10.3	11/06/2007

10.14*	CEO Incentive Compensation Plan	10-K	000-14710	10.4A	03/11/2008

10.15*	Amendment No. 1 to CEO Incentive Compensation Plan	10-K	000-14710	10.7B	03/14/2012

10.16*	Bonus Compensation Plan	10-K	000-14710	10.4B	03/11/2008

10.17*	Amended and Restated 1998 Employee Stock Purchase Plan	POS AM	333-174730	10.2	01/03/2012

10.18	Form of Amended and Restated Indemnification Agreement for Officers	10-K	000-14710	10.6	03/08/2007

10.19	Form of Amended and Restated Indemnification Agreement for Employee Directors	10-K	000-14710	10.7	03/08/2007

10.20	Form of Amended and Restated Indemnification Agreement for Non-employee Directors	10-K	000-14710	10.8	03/08/2007

10.21*	Employment Agreement entered into between XOMA (US) LLC and Fred Kurland, dated as of December 29, 2008	10-K/A	000-14710	10.7B	12/27/2010

10.22*	Amended and Restated Employment Agreement entered into between XOMA (US) LLC and Charles C. Wells, dated as of December 30, 2008	10-K/A	000-14710	10.7D	12/27/2010

10.23+	Officer Employment Agreement dated March 19, 2013 between XOMA Corporation and Paul Rubin

10.24*	Employment Agreement effective as of January 4, 2012 between XOMA (US) LLC and John Varian	10-K	000-14710	10.10G	03/14/2012

10.25+	Officer Employment Agreement dated March 10, 2014 between XOMA Corporation and Pat Scannon

10.26*	Form of Change of Control Severance Agreement entered into between XOMA Ltd. and certain of its executives	10-K	000-14710	10.12	03/10/2011

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.27*	Change of Control Agreement entered into between XOMA Ltd. and John Varian, dated January 4, 2012	10-K	000-14710	10.12A	03/14/2012

10.28+	Retention Benefit Agreement entered into between XOMA Corporation and John Varian, dated March 11, 2014

10.29+	Lease of premises at 804 Heinz Street, Berkeley, California dated February 13, 2013

10.30+	Lease of premises at 2910 Seventh Street, Berkeley, California dated February 13, 2013

10.31+	First amendment to lease of premises at 2910 Seventh Street, Berkeley, California dated February 22, 2013

10.32+	Lease of premises at 5860 and 5864 Hollis Street, Emeryville, California dated February 13, 2013

10.33	Lease of premises at 2850 Seventh Street, Second Floor, Berkeley, California dated as of December 28, 2001 (with addendum and guaranty)	10-K	000-14710	10.20	04/01/2002

10.34†	Second Amended and Restated Collaboration Agreement dated January 12, 2005, by and between XOMA (US) LLC and Genentech, Inc.	10-K	000-14710	10.26C	03/15/2005

10.35†	Agreement related to LUCENTIS® License Agreement and RAPTIVA® Collaboration Agreement dated September 9, 2009, by and between XOMA (Bermuda) Ltd., XOMA (US) LLC and Genentech, Inc.	10-Q	000-14710	10.18A	11/09/2009

10.36†	License Agreement by and between XOMA Ireland Limited and MorphoSys AG, dated as of February 1, 2002	10-K	000-14710	10.43	02/01/2002

10.37†	License Agreement, dated as of December 29, 2003, by and between Diversa Corporation and XOMA Ireland Limited	8-K/A	000-14710	2	03/19/2004

10.38†	GSSM License Agreement, effective as of May 2, 2008, by and between Verenium Corporation and XOMA Ireland Limited	10-K	000-14710	10.25A	03/10/2011

10.39†	Secured Note Agreement, dated as of May 26, 2005, by and between Chiron Corporation and XOMA (US) LLC	10-Q	000-14710	10.3	08/08/2005

10.40†
Amended and Restated Research, Development and Commercialization Agreement, executed November 7, 2008, by and between Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation) and XOMA (US) LLC
		10-K	000-14710	10.24C	03/11/2009

10.41†	Amendment No. 1 to Amended and Restated Research, Development and Commercialization Agreement, effective as of April 30, 2010, by and between Novartis Vaccines and Diagnostics, Inc. and XOMA (US) LLC	10-K	000-14710	10.25B	03/14/2012

10.42	Manufacturing and Technology Transfer Agreement, executed December 16, 2008, by and between Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation) and XOMA (US) LLC	10-K	000-14710	10.24D	03/11/2009

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.43	Agreement dated March 8, 2005, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases	10-K	000-14710	10.53	03/15/2005

10.44	Agreement dated July 28, 2006, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases	10-K	000-14710	10.60	08/09/2006

10.45†	Agreement dated September 15, 2008, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases	10-Q	000-14710	10.39	11/10/2008

10.46	Second Amendment to Agreement dated September 15, 2008, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases	10-Q	000-14710	10.24C	11/04/2010

10.47	Agreement dated September 30, 2011, between XOMA (US) LLC and the National Institute of Allergy and Infectious Diseases	S-4	000-14710	10.28D	10/04/2011

10.48†	Collaboration Agreement, dated as of November 1, 2006, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10-K	000-14710	10.46	03/08/2007

10.49	First Amendment to Collaboration Agreement, effective as of February 28, 2007, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10-Q/A	000-14710	10.48	03/05/2010

10.50	Second Amendment to Collaboration Agreement, effective as of February 9, 2009, among Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10-K	000-14710	10.31B	03/11/2009

10.51†	License Agreement, effective as of August 27, 2007, by and between Pfizer Inc. and XOMA Ireland Limited	8-K	000-14710	2	09/13/2007

10.52	Common Share Purchase Agreement, dated as of July 23, 2010, by and between XOMA Ltd. and Azimuth Opportunity Ltd.	8-K	000-14710	10.1	07/23/2010

10.53	Securities Purchase Agreement dated June 5, 2009, between XOMA Ltd. and the investors named therein	8-K	000-14710	10.1	06/10/2009

10.54	Engagement Letter dated June 4, 2009	8-K	000-14710	10.3	06/10/2009

10.55†	Discovery Collaboration Agreement dated September 9, 2009, by and between XOMA Development Corporation and Arana Therapeutics Limited	10-Q/A	000-14710	10.35	03/05/2010

10.56	Amendment to At Market Issuance Sales Agreement dated December 31, 2011, between XOMA Corporation and McNicoll, Lewis & Vlak LLC	POS AM	333-172197	1.2	01/03/2012

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.57	Form of Warrant Amendment Agreement dated February 2, 2010 (June 2009 Warrants)	8-K	000-14710	10.3	02/02/2010

10.58†	Royalty Purchase Agreement, dated as of August 12, 2010, by and among XOMA CDRA LLC, XOMA (US) LLC, XOMA Ltd. and the buyer named therein	10-Q/A	000-14710	10.38	04/13/2011

10.59†	Collaboration and License Agreement dated as of December 30, 2010, by and between XOMA Ireland Limited, Les Laboratoires Servier and Institut de Recherches Servier	10-K	000-14710	10.42	03/10/2011

10.60†	Amended and Restated Collaboration and License Agreement dated as of February 14, 2012, by and between XOMA Ireland Limited, Les Laboratoires Servier and Institut de Recherches Servier	10-K	000-14710	10.41A	03/14/2012

10.61†	Loan Agreement dated as of December 30, 2010, by and between XOMA Ireland Limited and Les Laboratoires Servier	10-K/A	000-14710	10.42A	05/26/2011

10.62	Foreign Exchange and Options Master Agreement (FEOMA) dated as of May 16, 2011, between Royal Bank of Canada and XOMA Ltd., with letter agreement dated May 17, 2011	10-Q	000-14710	10.1	08/04/2011

10.63†	Loan Agreement dated as of December 30, 2011, among XOMA (US) LLC, as Borrower, XOMA Ltd., as Parent, each other loan party from time to time party thereto, General Electric Capital Corporation, as Agent, and each other lender from time to time party thereto	10-K	000-14710	10.43	03/14/2012

10.64†	Guaranty, Pledge and Security Agreement dated as of December 30, 2011, among XOMA (US) LLC, each other guarantor from time to time party thereto and General Electric Capital Corporation, as Agent	10-K	000-14710	10.43A	03/14/2012

10.65†	Amended and Restated License and Commercialization Agreement effective as of January 11, 2012, by and between Les Laboratoires Servier and XOMA Ireland Limited	10-K	000-14710	10.44	03/14/2012

10.66†	Amended and Restated Trademark License Agreement entered into as of January 11, 2012, between Biofarma and XOMA Ireland Limited	10-K	000-14710	10.44A	03/14/2012

10.67†	Master Services Agreement dated as of November 9, 2009, between Medpace, Inc. and XOMA (US) LLC	10-K	000-14710	10.45	03/14/2012

10.68†	Amendment No. 1 to Master Services Agreement dated as of October 4, 2011, between Medpace, Inc. and XOMA (US) LLC	10-K	000-14710	10.45A	03/14/2012

10.69	First Amendment to Loan Agreement, by and between General Electric Capital Corporation, the Company as guarantor, XOMA (US) LLC as borrower, and certain other wholly-owned subsidiaries of the Company, dated September 27, 2012	8-K	000-14710	10.46	10/03/2012

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

21.1+	Subsidiaries of the Company

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on the signature pages hereto)

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+
Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

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