Form 10-Q
period 2014-03-31
XOMA Corp
filed 2014-05-07
CIK 791908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2014
Common Stock, $0.0075 par value	106,898,733

XOMA CORPORATION
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

XOMA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$73,706	$101,659
Short-term investments	19,996	19,990
Trade and other receivables, net	4,312	3,781
Prepaid expenses and other current assets	2,558	1,630
Total current assets	100,572	127,060
Property and equipment, net	6,028	6,456
Other assets	1,029	1,266
Total assets	$107,629	$134,782

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,851	$9,616
Accrued and other liabilities	4,895	9,934
Deferred revenue	2,158	2,218
Interest bearing obligation – current	4,085	5,835
Accrued Interest on interest bearing obligations – current	264	2,042
Total current liabilities	20,253	29,645
Deferred revenue – long-term	3,636	4,105
Interest bearing obligations – long-term	34,658	35,150
Contingent warrant liabilities	47,342	69,869
Total liabilities	105,889	138,769

Stockholders’ equity (deficit):
Common stock, $0.0075 par value, 138,666,666 shares authorized, 106,885,926 and 105,386,216 shares outstanding at March 31, 2014 and December 31, 2013, respectively	799	787
Additional paid-in capital	1,086,798	1,076,403
Accumulated comprehensive income (loss)	6	(1)
Accumulated deficit	(1,085,863)	(1,081,176)
Total stockholders’ equity (deficit)	1,740	(3,987)
Total liabilities and stockholders’ equity (deficit)	$107,629	$134,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

XOMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2014	2013
Revenues:
License and collaborative fees	$964	$399
Contract and other	2,446	9,054
Total revenues	3,410	9,453

Operating expenses:
Research and development	21,546	16,636
Selling, general and administrative	5,254	4,124
Restructuring	84	17
Total operating expenses	26,884	20,777

Loss from operations	(23,474)	(11,324)

Other income (expense):
Interest expense	(1,125)	(1,172)
Other (expense) income	(90)	449
Revaluation of contingent warrant liabilities	20,002	(12,840)
Net loss	$(4,687)	$(24,887)

Basic and diluted net loss per share of common stock	$(0.04)	$(0.30)

Shares used in computing basic and diluted net loss per share of common stock	106,158	82,595

Other comprehensive loss:
Net loss	$(4,687)	$(24,887)
Net unrealized gains on available-for-sale securities	7	3
Comprehensive loss	$(4,680)	$(24,884)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,687)	$(24,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	477	780
Common stock contribution to 401(k)	870	828
Stock-based compensation expense	3,924	1,619
Accrued interest on interest bearing obligations	(1,764)	1,586
Revaluation of contingent warrant liabilities	(20,002)	12,840
Amortization of debt discount, final payment fee on debt, and debt issuance costs	674	603
Unrealized gain on foreign currency exchange	(66)	(515)
Unrealized loss on foreign exchange options	122	189
Other non-cash adjustments	1	(4)
Changes in assets and liabilities:
Trade and other receivables, net	(530)	1,997
Prepaid expenses and other assets	(923)	(802)
Accounts payable and accrued liabilities	(5,721)	(7,097)
Deferred revenue	(524)	(111)
Other liabilities	(51)	(1,554)
Net cash used in operating activities	(28,200)	(14,528)

Cash flows from investing activities:
Proceeds from maturities of investments	-	20,000
Net purchase of property and equipment	(49)	(498)
Net cash (used in) provided by investing activities	(49)	19,502

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,053	60
Proceeds from exercise of warrants	35	-
Principal payments of debt	(2,792)	-
Net cash provided by financing activities	296	60

Net (decrease) increase in cash and cash equivalents	(27,953)	5,034
Cash and cash equivalents at the beginning of the period	101,659	45,345
Cash and cash equivalents at the end of the period	$73,706	$50,379

Supplemental Cash Flow Information:
Cash paid for:
Interest	$2,194	$333
Non-cash investing and financing activities:
Reclassification of contingent warrant liability to equity upon exercise of warrants	$(2,525)	$-
Interest added to principal balances on long-term debt	$-	$313

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Description of Business

XOMA Corporation (“XOMA” or the “Company”), a Delaware corporation combines a portfolio of late-stage clinical programs and research activities to develop innovative therapeutic antibodies that it intends to commercialize. XOMA focuses its scientific research on allosteric modulation, which offers opportunities for new classes of therapeutic antibodies to treat a wide range of human diseases. XOMA is developing its lead product candidate gevokizumab (IL-1 beta modulating antibody) with Servier through a global Phase 3 clinical development program and ongoing proof-of-concept studies in other IL-1-mediated diseases. XOMA’s scientific research also has produced the XMet platform, which consists of three classes of preclinical antibodies, including selective insulin receptor modulators that could offer new approaches in the treatment of diabetes. The Company’s products are presently in various stages of development and are subject to regulatory approval before they can be commercially launched.

2.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of XOMA and its subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated during consolidation. The unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted under those rules certain footnotes or other financial information can be condensed or omitted. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2014.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2014, the consolidated results of the Company’s operations and the Company’s cash flows for the three months ended March 31, 2014 and 2013. The interim results of operations are not necessarily indicative of the results that may be expected for the full fiscal year or any other periods.

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

Reclassifications

Certain reclassifications of prior period amounts have been made to the financial statements and accompanying notes to conform to the current period presentation. Prior period presentations of net product sales has been reclassified into contract and other revenue, and cost of sales has been reclassified into research and development expense, because the net product sales were not material for all periods presented. These reclassifications had no impact on the Company’s previously reported net loss or cash flows.

Concentration of Risk

Cash equivalents and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents such as money market funds. The Company has not encountered such issues during 2014.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three months ended March 31, 2014, three customers represented 47%, 40%, and 15% of total revenue and 57%, 28%, and 12% of the accounts receivable balance.

For the three months ended March 31, 2013, two customers represented 79% and 18% of total revenues. As of December 31, 2013, there were receivables outstanding from these two customers representing 73% and 13% of the accounts receivable balance.

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

Potentially dilutive securities are excluded from the calculation of loss per share if their inclusion is anti-dilutive. The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2014	2013
Common stock options and restricted stock units	5,732	6,459
Warrants for common stock	14,273	16,176
Total	20,005	22,635

For the three months ended March 31, 2014 and 2013, all potentially dilutive securities outstanding were considered anti-dilutive, and therefore the calculation of basic and diluted net loss per share was the same.

Cash and Cash Equivalents

At March 31, 2014, cash and cash equivalents consisted of demand deposits of $10.1 million and money market funds of $63.6 million with maturities of less than 90 days at the date of purchase. At December 31, 2013, cash and cash equivalents consisted of demand deposits of $18.9 million and money market funds of $82.8 million with maturities of less than 90 days at the date of purchase.

Short-term Investments

At both March 31, 2014 and December 31, 2013, short-term investments consisted of U.S. treasury securities of $20.0 million with maturities of greater than 90 days and less than one year from the date of purchase.

Foreign Exchange Options

The Company holds debt and may incur revenue and expenses denominated in foreign currencies, which exposes it to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and the Euro. The Company is required in the future to make principal and accrued interest payments in Euros on its €15.0 million loan from Servier (See Note 5: Long-Term Debt and Other Arrangements). In order to manage its foreign currency exposure related to these payments, in May 2011, the Company entered into two foreign exchange option contracts to buy €1.5 million and €15.0 million in January 2014 and January 2016, respectively. By having these option contracts in place, the Company’s foreign exchange rate risk is reduced if the U.S. dollar weakens against the Euro. However, if the U.S. dollar strengthens against the Euro, the Company is not required to exercise these options, but will not receive any refund on premiums paid.

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

The January 2014 foreign exchange option expired in January 2014 without being exercised. The January 2016 foreign exchange option was revalued at March 31, 2014 and had a fair value of $0.2 million. The Company recognized losses of $0.1 million and $0.2 million related to the revaluation for the three months ended March 31, 2014 and 2013, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Accrued payroll and other benefits	$2,401	$3,009
Accrued management incentive compensation	1,050	4,386
Other	1,444	2,539
Total	$4,895	$9,934

Contingent Warrant Liabilities

In March 2012, in connection with an underwritten offering, the Company issued five-year warrants to purchase 14,834,577 shares of XOMA’s common stock at an exercise price of $1.76 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date of such change in control. Due to these provisions, the Company is required to account for the warrants issued in March 2012 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At December 31, 2013, the fair value of the warrant liability was estimated to be $68.7 million using the Black-Scholes Model. The Company revalued the warrant liability at March 31, 2014 using the Black-Scholes Model and recorded the $19.5 million decrease in the fair value as a gain in the revaluation of contingent warrant liabilities line of its condensed consolidated statements of comprehensive loss. The Company also reclassified $2.5 million from contingent warrant liabilities to equity on its condensed consolidated balance sheets due to the exercise of warrants. As of March 31, 2014, 12,109,418 of these warrants were outstanding and had a fair value of $46.6 million. This decrease in liability is due primarily to the decrease in the market price of XOMA’s common stock at March 31, 2014 compared to December 31, 2013.

In February 2010, in connection with an underwritten offering, the Company issued five-year warrants to purchase 1,260,000 shares of XOMA’s common stock at an exercise price of $10.50 per share. In June 2009, the Company issued warrants to certain institutional investors as part of a registered direct offering. These warrants represent the right to acquire an aggregate of up to 347,826 shares of XOMA’s common stock over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company is required to account for the warrants issued in February 2010 and June 2009 as liabilities at fair value. At December 31, 2013, the fair value of the warrant liability was estimated to be $1.2 million using the Black-Scholes Model. The Company revalued the warrant liability at March 31, 2014 using the Black-Scholes Model and recorded the $0.5 million decrease in the fair value as a gain in the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive loss. As of March 31, 2014, all of these warrants were outstanding and had an aggregate fair value of approximately $0.7 million.

4.  Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or the amount that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies accounting standards, which establish a framework for measuring fair value and a fair value hierarchy that prioritizes the inputs used in valuation techniques. Accounting standards describe a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for similar assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets and liabilities, therefore requiring in entity to develop its own assumptions.

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

Financial assets and liabilities carried at fair value as of March 31, 2014 and December 31, 2013 were classified as follows (in thousands):

	Fair Value Measurements at March 31, 2014 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$63,561	$-	$-	$63,561
U.S. treasury securities	19,996	-	-	19,996
Foreign exchange options	-	239	-	239
Total	$83,557	$239	$-	$83,796

Liabilities:
Contingent warrant liabilities	$-	$-	$47,342	$47,342

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$82,759	$-	$-	$82,759
U.S. treasury securities	19,990	-	-	19,990
Foreign exchange options	-	361	-	361
Total	$102,749	$361	$-	$103,110

Liabilities:
Contingent warrant liabilities	$-	$-	$69,869	$69,869

(1)  Included in cash and cash equivalents

The fair value of the foreign exchange options at March 31, 2014 and December 31, 2013 was determined using readily observable market inputs from actively quoted markets obtained from various third-party data providers. These inputs, such as spot rate, forward rate and volatility have been derived from readily observable market data, meeting the criteria for Level 2 in the fair value hierarchy.

The fair value of the contingent warrant liabilities at March 31, 2014 and December 31, 2013 was determined using the Black-Scholes Model, which requires unobservable inputs such as the expected term of the warrants, volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to derive.

The fair value of the contingent warrant liabilities was estimated using the following range of assumptions at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Expected volatility	74.2% - 88.4%	66.1% - 86.6%
Risk-free interest rate	0.1% - 0.9%	0.1% - 0.8%
Expected term	0.7 - 2.9 years	0.9 - 3.2 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2014 (in thousands):

Contingent warrant liabilities	March 31, 2014
Balance at December 31, 2013	$69,869
Reclassification of contingent warrant liability to equity upon exercise of warrants	(2,525)
Net increase in fair value of contingent warrant liabilities upon revaluation	(20,002)
Balance at March 31, 2014	$47,342

The net decrease of $20.0 million in the estimated fair value of the contingent warrant liabilities was recognized as a gain in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2014.

For the three months ended March 31, 2013, the Company recognized a net increase of $12.8 million in the estimated fair value of the contingent warrant liabilities as a loss in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of comprehensive loss.

5.  Long-Term Debt and Other Financings

Novartis Note

In May 2005, the Company executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June 2015. Under the note agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.35% at March 31, 2014, and is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50 million. The Company has made this election for all interest payments thus far. Loans under the note agreement are secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder.

At March 31, 2014 and December 31, 2013, the outstanding principal balance under this note agreement was $13.0 million and $14.8 million, respectively. Pursuant to the terms of the arrangement as restructured in November 2008, the Company will not make any additional borrowings under the Novartis note. Pursuant to the its obligations under the collaboration with Novartis, in January 2014, the Company made a payment, equal to 25 percent of a $7.0 million milestone it received in December 2013, or $1.75 million, toward its outstanding debt obligation to Novartis.

Servier Loan

In December 2010, in connection with the license and collaboration agreement entered into with Servier, the Company executed a loan agreement with Servier (the “Servier Loan Agreement”), which provided for an advance of up to €15.0 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million. The loan is secured by an interest in XOMA’s intellectual property rights to all gevokizumab indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period was 3.22% and was reset semi-annually ranging from 2.33% to 3.83%. Interest for the six-month period from January 2014 through July 2014 was reset to 2.39%. Interest is payable semi-annually; however, the Servier Loan Agreement provides for a deferral of interest payments over a period specified in the agreement. During the deferral period, accrued interest was added to the outstanding principal amount for the purpose of interest calculation for the next six-month interest period. On the repayment commencement date, all unpaid and accrued interest was paid to Servier and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. In January 2014, the Company paid $1.9 million in accrued interest to Servier.

The loan matures in 2016; however, after a specified period prior to final maturity, the loan is to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under the Company’s collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments the Company receives from any third party collaboration or development partner for rights to gevokizumab in the U.S. and/or Japan.  In addition, the loan becomes immediately due and payable upon certain customary events of default. At both March 31, 2014 and December 31, 2013, the outstanding principal balance under this loan was $20.6 million using the March 31, 2014 Exchange Rate of 1.3752 and the December 31, 2013 Exchange Rate of 1.3766. For the three months ended March 31, 2013, the Company recorded an unrealized foreign exchange gain of $0.6 million related to the re-measurement of the loan. There was an immaterial re-measurement of the loan for the three months ended March 31, 2014.

The loan has a stated interest rate lower than the market rate based on comparable loans held by similar companies, which represents additional value to the Company. The Company recorded this additional value as a discount to the face value of the loan amount, resulting in a fair value of $8.9 million. The fair value of this discount, which was determined using a discounted cash flow model, represents the differential between the stated terms and rates of the loan, and market rates. Based on the association of the loan with the collaboration arrangement, the Company recorded the offset to this discount as deferred revenue.

The loan discount is amortized under the effective interest method over the expected five-year life of the loan.  The Company recorded non-cash interest expense of $0.5 million and $0.4 million in the three months ended March 31, 2014 and 2013, respectively, resulting from the amortization of the loan discount. At March 31, 2014 and December 31, 2013, the net carrying value of the loan was $17.0 million and $16.5 million, respectively. For the three months ended March 31, 2013, the Company recorded an unrealized foreign exchange loss of $0.2 million related to the re-measurement of the loan discount. There was an immaterial re-measurement of the loan discount for the three months ended March 31, 2014.

The Company believes realization of the benefit and the associated deferred revenue is contingent on the loan remaining outstanding over the five-year contractual term of the loan. If the Company were to stop providing service under the collaboration arrangement and the arrangement is terminated, the maturity date of the loan would be accelerated and a portion of measured benefit would not be realized. As the realization of the benefit is contingent, in part, on the provision of future services, the Company is recognizing the deferred revenue over the expected five-year life of the loan. The deferred revenue is amortized under the effective interest method, and the Company recorded $0.5 million and $0.4 million of related non-cash revenue during the three months ended March 31, 2014 and 2013, respectively.

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

At March 31, 2014 and December 31, 2013, the outstanding principal balance under the Amended Term Loan was $8.3 million and $9.4 million, respectively.

Interest Expense

Interest expense and amortization of debt issuance costs and discounts, recorded as other expense in the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2014 and 2013 are shown below (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest expense
Servier loan	$587	$525
GECC term loan	448	545
Novartis note	77	91
Other	13	11
Total interest expense	$1,125	$1,172

6.  Income Taxes

The Company did not recognize any income tax expense for the three months ended March 31, 2014 and 2013. The Company’s effective tax rate will fluctuate from period to period due to several factors inherent in the nature of the Company’s operations and business transactions. The factors that most significantly impact this rate include the variability of licensing transactions in foreign jurisdictions.

Accounting standards provide for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based upon the weight of available evidence, which includes the Company’s historical operating performance and carry-back potential, it has determined that total deferred tax assets should be fully offset by a valuation allowance.

7.  Stock-based Compensation

In the first quarter of 2014, the Board of Directors of the Company approved grants under the Company’s Long Term Incentive Plan for an aggregate of 1,099,239 stock options and an aggregate of 972,614 RSUs to certain employees of the Company. The stock options vest monthly over four years, and the RSUs vest annually over three years, in equal increments.

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

The fair value of the stock options granted was estimated based on the following weighted average assumptions for three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Dividend yield	0%	0%
Expected volatility	94%	92%
Risk-free interest rate	1.73%	0.78%
Expected term	5.6 years	5.6 years

Stock option activity for the three months ended March 31, 2014 was as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2013	7,218,241	$8.42	6.75	$18,213
Granted	1,099,239	8.56
Exercised	(640,649)	4.72
Forfeited, expired or cancelled	(116,766)	24.72
Options outstanding at March 31, 2014	7,560,065	$8.50	7.14	$9,892
Options exercisable at March 31, 2014	4,562,868	$10.85	5.95	$5,422

The valuation of RSUs is determined at the date of grant using the closing stock price. To establish an estimate of forfeiture rate, the Company considers its historical experience of forfeitures and terminations.

Unvested RSU activity for the three months ended March 31, 2014 is summarized below:

		Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value
Unvested balance at December 31, 2013	1,738,037	$2.73
Granted	972,614	8.64
Vested	(478,845)	4.16
Forfeited	(77,536)	2.82
Unvested balance at March 31, 2014	2,154,270	$5.08
The following table shows total stock-based compensation expense included in the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$2,406	$997
Selling, general and administrative	1,518	622
Total stock-based compensation expense	$3,924	$1,619

8.  Subsequent Events

[OPEN FOR ANY SUBSEQUENT EVENTS]

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

We discover and develop innovative antibody-based therapeutics that have unique allosteric modulating properties. Our lead drug candidate, gevokizumab, is a proprietary potent, fully humanized allosteric-modulating monoclonal antibody that binds to the inflammatory cytokine interleukin-1 beta (“IL-1 beta”). We believe that by targeting IL-1 beta, gevokizumab has the potential to address the underlying inflammatory causes of a wide range of diseases that have been identified as having unmet medical needs.

Together with our development partner, Servier (“Servier”), a leading independent French pharmaceutical company, we initiated three Phase 3 clinical trials evaluating gevokizumab for the treatment of non-infectious intermediate, posterior or pan-uveitis (“NIU”) and Behçet’s uveitis, a severe subset of NIU. We are responsible for all of the clinical study sites in the United States, and Servier is responsible for all of the clinical study sites outside of the United States. These studies are known as the EYEGUARD™ program, which includes EYEGUARD-A (patients with active NIU), EYEGUARD-B (patients with Behçet’s uveitis), and EYEGUARD-C (patients currently controlled with systemic treatment).

In addition to the NIU clinical trials, we also are conducting a trial of gevokizumab in pyoderma gangrenosum (“PG”), a rare ulcerative skin disease which is a specific indication under the umbrella of diseases known as neutrophilic dermatosis. Based upon what we believe are compelling data from our pilot study in patients with PG, we requested and in March 2014 held a meeting with the U.S. Food and Drug Administration (“FDA”) to solicit feedback on our proposed Phase 3 clinical development program.  We received feedback from the FDA early in the second quarter of 2014, and have finalized our plans for our gevokizumab Phase 3 program in PG. The Phase 3 program is expected to include two double-blind, placebo-controlled clinical studies, each of which is designed to enroll approximately 60 patients with active PG. The primary endpoint is complete wound closure of the target ulcer at approximately four months.

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

We also have developed antibody product candidates with premier pharmaceutical companies including Novartis AG (“Novartis”) and Takeda Pharmaceutical Company Limited (“Takeda”).  Clinical development of at least one of the product candidates is ongoing at Novartis.

Significant Developments in the First Quarter of 2014

Gevokizumab

•	On February 24, 2014, we announced that gevokizumab has been granted Orphan Drug Designation by the FDA for the treatment of PG.

•	On March 4, 2014, we reported that despite early positive results in the first of two Phase 2 programs in patients with EOA, the top-line data at Day 168 in that study, as well as data at Day 84 in the second study, were not positive. These results led to our decision not to pursue Phase 3 testing in the broad EOA population. We will continue to review the data to determine if there is a subgroup of the EOA population that could benefit from gevokizumab therapy.

Management Change

•	On January 7, 2014, we announced that we and Patrick J. Scannon, M.D., Ph.D, our Executive Vice President and Chief Scientific Officer, amended Dr. Scannon’s employment arrangement with XOMA to reflect a change in Dr. Scannon’s status from full- to part-time service, reducing his annual base salary to $250,000, effective retroactively to January 1, 2014. Dr. Scannon will continue his service as a member of our Board of Directors and will remain our Chief Scientific Officer and an Executive Vice President.

Results of Operations

Revenues

Total revenues for the three months ended March 31, 2014 and 2013, were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
License and collaborative fees	$964	$399	$565
Contract and other	2,446	9,054	(6,608)
Total revenues	$3,410	$9,453	$(6,043)

License and Collaborative Fees

License and collaborative fees include fees and milestone payments related to the out-licensing of our products and technologies. The increase in license and collaborative fee revenue for the three months ended March 31, 2014, as compared to the same period of 2013, was due primarily to receipt of a $0.5 million milestone payment relating to an out-licensing arrangement. The generation of future revenue related to license fees and other collaborative arrangements is dependent on our ability to attract new licensees to our antibody technologies and new collaboration partners. We expect an increase in license and collaboration fee revenue during the remainder of 2014 compared to 2013 levels.

Contract and Other Revenue

Contract and other revenues include agreements where we provide contracted research and development services to our contract and collaboration partners, including Servier and NIAID. Contract and other revenues also include net product sales and royalties. The following table shows the activity in contract and other revenue for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
Servier	$884	$7,027	$(6,143)
NIAID	1,596	1,695	(99)
Other	(34)	332	(366)
Total contract and other	$2,446	$9,054	$(6,608)

The decrease in revenue from Servier is due primarily to $3.9 million for the partial funding of a Phase 3 trial received from Servier in the first quarter of 2013 for a fixed dose combination product to treat hypertension which was later sold to another company with continued XOMA financial interest. Also contributing to the decrease in revenue from Servier was a decrease in reimbursements due to our collaboration with Servier meeting the initial $50 million cap of fully reimbursable NIU costs during the third quarter of 2013. Servier and XOMA will each pay 50% of remaining NIU clinical development and CMC costs.

We expect contract and other revenue to decrease during the remainder of 2014 compared to 2013 levels. Revenue generating activity related to our Servier contract is expected to be reduced due to the collaboration reaching the $50 million fully reimbursable cap for NIU expenses.

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

Research and development expenses were $21.5 million for the three months ended March 31, 2014, compared with $16.6 million for the same period of 2013. The increase was due primarily to a $2.1 million increase in external manufacturing activity and internal proprietary project costs. Also contributing to the increase was a $1.6 million increase in salaries and related personnel costs.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $9.2 million in research and development salaries and employee-related expenses for the three months ended March 31, 2014, as compared with $7.6 million for the same period of 2013. The increase was due primarily to a $1.4 million increase in stock-based compensation.

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

	Three Months Ended March 31,
	2014	2013
Earlier stage programs	$10,927	$9,217
Later stage programs	10,619	7,419
Total	$21,546	$16,636

Our research and development activities also can be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements approximate the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Internal projects	$14,969	$9,825
Collaborative and contract arrangements	6,577	6,811
Total	$21,546	$16,636

For the three months ended March 31, 2014, the gevokizumab program, for which we incurred the largest amount of expense, accounted for more than 40% but less than 50% of our total research and development expenses. A second development program, XMet, accounted for more than 20% but less than 30% of our total research and development expenses and spending on other preclinical programs aggregate to more than 10% but less than 20% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expenses for the three months ended March 31, 2014. For the three months ended March 31, 2013, the gevokizumab program, for which we incurred the largest amount of expense, accounted for more than 40% but less than 50% of our total research and development expenses. A second development program, XMet, accounted for more than 20% but less than 30% of our total research and development expenses and a third development program, NIAID, accounted for more than 10% but less than 20% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expenses for the three months ended March 31, 2013.

We expect our research and development spending during the remainder 2014 to increase compared to 2013 primarily due to our ongoing global Phase 3 clinical program for gevokizumab for the NIU indications, under our license and collaboration agreement with Servier, our ongoing gevokizumab Phase 2 proof-of-concept program, and the continued development of our XMet program.

Future research and development spending also may be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. Selling, general and administrative expenses were $5.3 million for the three months ended March 31, 2014, compared with $4.1 million for the same period of 2013. The increase was due primarily to a $0.9 million increase in stock-based compensation and a $0.3 million increase in salaries and related personnel costs.

Other Income (Expense)

Interest Expense

Interest expense and amortization of debt issuance costs and discounts are shown below for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
Interest expense
Servier loan	$587	$525	$62
GECC term loan	448	545	(97)
Novartis note	77	91	(14)
Other	13	11	2
Total interest expense	$1,125	$1,172	$(47)

Other Expense

Other income (expense) primarily consisted of unrealized (losses) gains. The following table shows the activity in other expense for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
Other income (expense)
Unrealized foreign exchange gain (1)	$66	$515	$(449)
Unrealized loss on foreign exchange options	(122)	(189)	67
Other	(34)	123	(157)
Total other (expense) income	$(90)	$449	$(539)

(1)	Unrealized foreign exchange gain (loss) for the three months ended March 31, 2014 and 2013 primarily relates to the re-measurement of the €15 million Servier loan.

Revaluation of Contingent Warrant Liabilities

In March 2012, in connection with an underwritten offering, we issued five-year warrants to purchase 14,834,577 shares of XOMA’s common stock at an exercise price of $1.76 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date of such change in control. Due to these provisions, we are required to account for the warrants issued in March 2012 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At December 31, 2013, the fair value of the warrant liability was estimated to be $68.7 million using the Black-Scholes Model. We revalued the warrant liability at March 31, 2014 using the Black-Scholes Model and recorded the $19.5 million decrease in the fair value as a gain in the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive loss. We also reclassified $2.5 million from contingent warrant liabilities to equity on our consolidated balance sheets due to the exercise of warrants. As of March 31, 2014, 12,109,418 of these warrants were outstanding and had a fair value of $46.6 million. This decrease in liability is due primarily to the decrease in the market price of XOMA’s common stock at March 31, 2014 compared to December 31, 2013.

In February 2010, in connection with an underwritten offering, we issued five-year warrants to purchase 1,260,000 shares of XOMA’s common stock at an exercise price of $10.50 per share. In June 2009, we issued warrants to certain institutional investors as part of a registered direct offering. These warrants represent the right to acquire an aggregate of up to 347,826 shares of XOMA’s common stock over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, we are required to account for the warrants issued in February 2010 and June 2009 as liabilities at fair value. At December 31, 2013, the fair value of the warrant liability was estimated to be $1.2 million using the Black-Scholes Model. We revalued the warrant liability at March 31, 2014 using the Black-Scholes Model and recorded the $0.5 million decrease in the fair value as a gain in the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive loss. As of March 31, 2014, all of these warrants were outstanding and had an aggregate fair value of approximately $0.7 million.

The following table provides a summary of the changes in fair value of contingent warrant liabilities for the three months ended March 31, 2014 (in thousands):

Contingent warrant liabilities	March 31, 2014
Balance at December 31, 2013	$69,869
Reclassification of contingent warrant liability to equity upon exercise of warrants	(2,525)
Net increase in fair value of contingent warrant liabilities upon revaluation	(20,002)
Balance at March 31, 2014	$47,342

Income Taxes

We did not recognize any income tax expense for the three months ended March 31, 2014 and 2013.

We do not expect the unrecognized tax benefits to change significantly over the next twelve months. We will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of March 31, 2014, we have not accrued interest or penalties related to uncertain tax positions.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, our working capital and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	March 31, 2014	December 31, 2013	Change
Cash and cash equivalents	$73,706	$101,659	$(27,953)
Short-term investments	$19,996	$19,990	$6
Working Capital	$80,319	$97,415	$(17,096)

	Three Months Ended March 31,
	2014	2013	Change

Net cash used in operating activities	$(28,200)	$(14,528)	$(13,672)
Net cash (used in) provided by investing activities	(49)	19,502	(19,551)
Net cash provided by financing activities	296	60	236
Effect of exchange rate changes on cash	-	-	-
Net increase in cash and cash equivalents	$(27,953)	$5,034	$(32,987)

Working Capital

The decrease in working capital was due primarily to the $13.7 million increase in cash used in operations for the three months ended March 31, 2014, compared with the same period in 2013.

Cash Used in Operating Activities

The increase in net cash used in operating activities for the three months ended March 31, 2014 as compared with the same period in 2013 was primarily due to an increase in research and development spending relating to external manufacturing costs and internal proprietary projects, and a $2.0 million payment of accrued interest on our loan with Servier in the first quarter of 2014. Also contributing to the increase in cash used was lower cash receipts related to a decrease in reimbursements due to our collaboration with Servier meeting the initial $50 million cap of fully reimbursable NIU costs during the third quarter of 2013.

Cash (Used in) Provided by Investing Activities

Net cash provided by investing activities decreased by $19.5 million for the three months ended March 31, 2014, compared with the same period of 2013, primarily due to the maturity of $20.0 million in short-term investments during the first quarter of 2013.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2014, compared with $0.1 million for the same period of 2013. Cash provided by financing activities in the first quarter of 2014 related to net proceeds received from employee stock purchases and warrant exercises, partially offset by principal payments on our loans with GECC and Novartis. Cash provided by financing activities in the first quarter of 2013 related to net proceeds received from employee stock purchases.

*            *            *

We have incurred significant operating losses and negative cash flows from operations since our inception. At March 31, 2014, we had cash, cash equivalents, and short-term investments of $93.7 million. During 2014, we expect to continue using our cash, cash equivalents and short-term investments to fund ongoing operations. Additional licensing, antibody discovery and development collaboration agreements, government funding and financing arrangements may positively impact our cash balances. Based on our cash reserves and anticipated spending levels, anticipated cash inflows from collaborations, biodefense contracts and licensing transactions, funding availability included under our loan agreements, the proceeds from our equity offerings and other sources of funding that we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs into 2015. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period.  If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms.

Critical Accounting Estimates

Critical accounting estimates are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, revenue recognition, income taxes, contingent warrant liabilities, and stock-based compensation to be critical policies. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2014, as compared with those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 12, 2014.

Subsequent Events

[PENDING ANY SUBSEQUENT EVENTS]

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. Our market risks related to interest rate sensitivities at March 31, 2014, have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2013 filed with the SEC.

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

Our loan from Servier was fully funded in January 2011, with the proceeds converting to approximately $19.5 million using the January 13, 2011 Euro to U.S. dollar exchange rate of 1.3020.  At March 31, 2013, the €15.0 million outstanding principal balance under the Servier Loan Agreement would have equaled approximately $20.6 million using the March 31, 2014 Euro to USD exchange rate of 1.3752. In May 2011, in order to manage our foreign currency exposure relating to our principal and interest payments on our loan from Servier, we entered into two foreign exchange option contracts to buy €1.5 million and €15.0 million in January 2014 and January 2016, respectively. Upfront premiums paid on these foreign exchange option contracts totaled $1.5 million. The January 2014 option expired in January 2014 without being exercised and the January 2016 option had a fair value of $0.2 million at March 31, 2014. Our use of derivative financial instruments represents risk management; we do not enter into derivative financial contracts for trading purposes.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Based on our cash, cash equivalents and short-term investments of $93.7 million at March 31, 2014, anticipated spending levels, anticipated cash inflows from collaborations, biodefense contracts and licensing transactions, funding availability included under our loan agreements, the proceeds from our equity offerings and other sources of funding that we believe to be available, we believe we have sufficient cash resources to meet our anticipated net cash needs into 2015. Any significant revenue shortfalls, increases in planned spending on development programs, more rapid progress of development programs than anticipated, or the initiation of new clinical trials, as well as the unavailability of anticipated sources of funding, could shorten this period or otherwise have a material adverse impact on our ability to finance our continued operations. Progress or setbacks by potentially competing products also may affect our ability to raise new funding on acceptable terms. We do not know when or whether:

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

We have sustained losses in the past, and we expect to sustain losses in the future.*

We have been and are developing numerous product candidates, and as a result have experienced significant losses. As of March 31, 2014, we had an accumulated deficit of $1,085.9 million.

For the three months ended March 31, 2014, we had a net loss of approximately $4.7 million, or $0.04 per share of common stock (basic and diluted). For the three months ended March 31, 2013, we had a net loss of approximately $24.9 million, or $0.30 per share of common stock (basic and diluted).

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

We have a number of agreements with Servier that are material to the conduct of our business, including:

•	In December 2010, we entered into a license and collaboration agreement with Servier, to jointly develop and commercialize gevokizumab in multiple indications. Under the terms of the agreement, Servier has worldwide rights to cardiovascular disease and diabetes indications and rights outside the United States and Japan to all other indications, including Behçet’s uveitis and other inflammatory and oncology indications. In late 2011, we announced Servier agreed to include the NIU Phase 3 trials under the terms of the collaboration agreement for Behçet’s uveitis. We retain development and commercialization rights for NIU and other inflammatory disease and oncology indications in the United States and Japan and have an option to reacquire rights to cardiovascular disease and diabetes indications from Servier in these territories. Should we exercise this option, we will be required to pay an option fee to Servier and partially reimburse a specified portion of Servier’s incurred development expenses. The agreement contains mutual customary termination rights relating to matters such as material breach by either party. Servier may terminate for safety issues, and we may terminate the agreement, with respect to a particular country or the European Patent Organization (“EPO”) member states, for any challenge to our patent rights in that country or any EPO member state, respectively, by Servier. Servier also has a unilateral right to terminate the agreement for the European Union (“EU”) or for non-EU countries, on a country-by-country basis, or in its entirety, in each case with six months’ notice.

•	In December 2010, we entered into a loan agreement with Servier (the “Servier Loan Agreement”), which provides for an advance of up to €15.0 million and was funded fully in January 2011 with the proceeds converting to approximately $19.5 million at the January 13, 2011, Euro-to-U.S.-dollar exchange rate of 1.3020. This loan is secured by an interest in our intellectual property rights to all gevokizumab indications worldwide, excluding the United States and Japan. The loan has a final maturity date in 2016; however, after a specified period prior to final maturity, the loan is required to be repaid (1) at Servier’s option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (2) using a significant percentage of any upfront, milestone or royalty payments we receive from any third-party collaboration or development partner for rights to gevokizumab in the United States and/or Japan. In addition, the loan becomes immediately due and payable upon certain customary events of default. At March 31, 2014, the €15.0 million outstanding principal balance under this Servier Loan Agreement would have equaled approximately $20.6 million using the March 31, 2014 Euro-to-U.S.-dollar exchange rate of 1.3752.

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

Administering any of our products or potential products may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects that we have observed in preclinical studies for some compounds in a particular research and development program may occur in preclinical studies or clinical trials of other compounds from the same program. Such toxicities or adverse effects could delay or prevent the filing of an IND (or a foreign equivalent) with respect to such products or potential products or cause us to cease clinical trials with respect to any drug candidate. In clinical trials, administering any of our products or product candidates to humans may produce adverse effects. These adverse effects could interrupt, delay or halt clinical trials of our products and product candidates and could result in the FDA or other regulatory authorities denying approval of our products or product candidates for any or all targeted indications. The FDA, other regulatory authorities, our collaboration or development partners or we may suspend or terminate clinical trials at any time. Even if one or more of our product candidates were approved for sale, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA or other regulatory authorities to impose restrictions on, or stop, the further marketing of such drugs. Indications of potential adverse effects or toxicities that may occur in clinical trials and that we believe are not significant during the course of such clinical trials may actually turn out later to constitute serious adverse effects or toxicities when a drug has been used in large populations or for extended periods of time. Any failure or significant delay in completing preclinical studies or clinical trials for our product candidates, or in receiving and maintaining regulatory approval for the sale of any drugs resulting from our product candidates, may severely harm our reputation and business.

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

Even if we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory oversight and review by the FDA and other regulatory entities. The FDA, the European Medicines Agency (“EMA”) or another regulatory agency may impose, as a condition of the approval, ongoing requirements for post-approval studies or post-approval obligations, including additional research and development and clinical trials, and the FDA, EMA or other regulatory agency subsequently may withdraw approval based on these additional trials. For example, we initiated commercial operations in January 2012 through the licensing of U.S. commercial rights to Servier’s ACEON® (perindopril erbumine) and certain U.S. rights to a patent-protected portfolio of fixed dose combination (“FDC”) product candidates where perindopril is combined with other active ingredients to treat cardiovascular disease. Although we transferred the U.S. development and commercialization rights to the perindopril franchise to Symplmed Pharmaceuticals, LLC (“Symplmed”), we continue to hold the ACEON® NDA until transferred. As the holder of the ACEON NDA, we are subject to post-approval obligations for ACEON, including that we are required to submit annual reports to the FDA and are responsible for pharmacovigilance activities related to the product.

Even for approved products, the FDA, EMA or other regulatory agency may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product. In addition, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for our products are subject to extensive regulatory requirements.

Furthermore, a marketing approval of a product may be withdrawn by the FDA, the EMA or another regulatory agency or such a product may be withdrawn voluntarily by the company marketing it based, for example, on subsequently arising safety concerns. In February 2009, the EMA announced it had recommended suspension of the marketing authorization of RAPTIVA® in the EU and its Committee for Medicinal Products for Human Use (“CHMP”) had concluded the benefits of RAPTIVA no longer outweigh its risks because of safety concerns, including the occurrence of progressive multifocal leukoencephalopathy (“PML”) in patients taking the medicine. In the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA from the U.S. market, based on the association of RAPTIVA with an increased risk of PML. We had participated in the development of RAPTIVA.

The FDA, EMA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

We may issue additional equity securities and thereby materially and adversely affect the price of our common stock.

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which none were issued and outstanding as of May 5, 2014, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. In addition, we are authorized to issue, generally without stockholder approval, up to 138,666,666 shares of common stock, of which 106,898,733 were issued and outstanding as of May 5, 2014. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

On February 4, 2011, we entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”) with McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”), under which we may sell shares of our common stock from time to time through the MLV, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed the amount that can be sold under our Registration Statement on Form S-3 (File No. 333-172197) filed with the SEC on February 11, 2011, and amended on March 10, 2011, June 3, 2011, and January 3, 2012, which was most recently declared effective by the SEC on January 17, 2012. MLV may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for our common stock or to or through a market maker. MLV also may sell the shares in privately negotiated transactions, subject to our prior approval. From the inception of the 2011 ATM Agreement through May 5, 2014, we sold a total of 7,572,327 shares of common stock under this agreement for aggregate gross proceeds of $14.6 million. The registration statement under which the 2011 ATM was entered expires in June of 2014.

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

Our share price may be volatile and there may not be an active trading market for our common stock.*

There can be no assurance the market price of our common stock will not decline below its present market price or there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2014, through May 5, 2014, the share price of our common stock has ranged from a high of $9.57  to a low of $3.72 Factors contributing to such volatility include, but are not limited to:

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, PPACA, among other things, imposed new requirements on manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members. Manufacturers were required to begin data collection on August 1, 2013 and were required to report such data to the government by March 31, 2014 and by the 90th calendar day of each year thereafter. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

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

Our financial resources and our marketing experience and expertise are limited. Consequently, our ability to develop products successfully depends, to a large extent, upon securing the financial resources and/or marketing capabilities of third parties other than Servier. For example:

•	In March 2004, we announced we had agreed to collaborate with Chiron Corporation (now Novartis) for the development and commercialization of antibody products for the treatment of cancer. In April 2005, we announced the initiation of clinical testing of the first product candidate out of the collaboration, HCD122, an anti-CD40 antibody, in patients with advanced chronic lymphocytic leukemia. In October 2005, we announced the initiation of the second clinical trial of HCD122 in patients with multiple myeloma. In November 2008, we announced the restructuring of this product development collaboration, which involved six development programs including the ongoing HCD122 and LFA102 programs. In exchange for cash and debt reduction on our existing loan facility with Novartis, Novartis has control over the HCD122 and LFA102 programs, as well as the right to expand the development of these programs into additional indications outside of oncology.

•	In March 2005, we entered into a contract with the National Institute of Allergy and Infectious Diseases (“NIAID”) to produce three monoclonal antibodies designed to protect U.S. citizens against the harmful effects of botulinum neurotoxin used in bioterrorism. In July 2006, we entered into an additional contract with NIAID for the development of an appropriate formulation for human administration of these three antibodies in a single injection. In September 2008, we announced we had been awarded an additional contract with NIAID to support our on-going development of drug candidates toward clinical trials in the treatment of botulism poisoning. In October 2011, we announced we had been awarded an additional contract with NIAID to develop broad-spectrum antitoxins for the treatment of human botulism poisoning.

•	We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 60 companies. As of May 5, 2014, we were aware of two antibody products manufactured using this technology that have received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular wet age-related macular degeneration and UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis. In the third quarter of 2009, we sold our LUCENTIS royalty interest to Genentech. In the third quarter of 2010, we sold our CIMZIA royalty interest.

•	On July 24, 2012, Servier and we entered into an agreement with Boehringer Ingelheim to transfer XOMA's technology and processes for the manufacture of gevokizumab to Boehringer lngelheim for Boehringer Ingelheim's implementation and validation in preparation for the commercial manufacture of gevokizumab. Upon the successful completion of the transfer and the establishment of biological comparability, including validation of the XOMA processes as implemented by Boehringer Ingelheim, we intend Boehringer Ingelheim will produce gevokizumab for XOMA's commercial use at its facility in Biberach, Germany. Servier and we retain all rights to the development and commercialization of gevokizumab. Transferring of our technology to Boehringer Ingelheim exposes us to numerous risks, including the possibility that Boehringer Ingelheim may not perform under the agreement as anticipated, and that we will need to successfully conduct a comparability trial demonstrating to the FDA’s satisfaction the similarity between XOMA-manufactured and Boehringer Ingelheim-manufactured product.

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

Gevokizumab

We, in collaboration with Servier, are developing gevokizumab, a potent monoclonal antibody with unique allosteric modulating properties that binds strongly to interleukin-1 beta (IL-1 beta), a pro-inflammatory cytokine.  In binding to IL-1 beta, gevokizumab inhibits the activation of the IL-1 receptor, thereby modulating the cellular signaling events that produce inflammation. Other companies are developing other products based on the same or similar therapeutic targets as gevokizumab, and these products may prove more effective than gevokizumab. We are aware that:

•	Novartis markets and is developing ILARIS® (canakinumab, ACZ885), a fully human monoclonal antibody that selectively binds to and neutralizes IL-1 beta. Since 2009, canakinumab has been approved in over 50 countries for the treatment of children and adults suffering from Cryopyrin-Associated Periodic Syndrome (“CAPS”). The product is indicated in the US for the treatment of CAPS in patients over four years of age, including familial cold auto-inflammatory syndrome (FCAS) and Muckle-Wells syndrome (MWS), as well as for active systemic juvenile idiopathic arthritis (SJIA) in patients aged two years and older. In the EU, canakinumab is indicated for the treatment of FCAS, MWS, neonatal-onset multisystem inflammatory disease (NOMID)/ chronic infantile neurological cutaneous articular syndrome (CINCA syndrome), severe forms of FCAS/familial cold urticaria (FCU) presenting with signs and symptoms beyond cold-induced urticaria skin rash, for the symptomatic treatment of adults with frequent gouty arthritis attacks, and for SJIA in patients aged two years and above who have responded inadequately to previous therapy with non-steroidal anti-inflammatory drugs and systemic corticosteroids. In Japan, canakinumab is indicated for the treatment of CAPS and associated autoinflammatory symptoms, including FCAS, MWS and NOMID. Novartis also is pursuing other diseases in which IL-1 beta may play a prominent role, such as: systemic secondary prevention of cardiovascular events; hereditary periodic fever (familial Mediterranean fever (FMF)); chronic obstructive pulmonary disorder (COPD); osteoarthritis; urticarial vasculitis; TNF-receptor associated periodic syndrome (TRAPS); xerophthalmia; Schnitzler syndrome; polymyalgia rheumatica; hyperimmunoglobulinemia D (hyper-IgD) and periodic fever syndrome (HIDS); and abdominal aortic aneurysm (AAA).

•	In 2008, Swedish Orphan Biovitrum obtained from Amgen the global exclusive rights to Kineret® (anakinra) for rheumatoid arthritis as currently indicated in its label. In November 2009, the agreement regarding Swedish Orphan Biovitrum’s Kineret license was expanded to include certain orphan indications. Kineret is an IL-1 receptor antagonist (IL-1ra) that has been evaluated in multiple IL-1-mediated diseases, including indications we are considering for gevokizumab. In addition to other on-going studies, a proof-of-concept clinical trial in the United Kingdom investigating Kineret in patients with a certain type of myocardial infarction, or heart attack, has been completed. In August 2010, Biovitrum announced the FDA had granted orphan drug designation to Kineret for the treatment of CAPS, and in January 2013 they obtained FDA approval for NOMID, a severe form of CAPS. In November 2013, Kineret was approved by the European Commission for the treatment of CAPS. Shanghai CP Guojian Pharmaceutical is developing an injectable formulation of recombinant human IL-1Ra, presumed to be a follow-on biologic version of anakinra, for the potential treatment of rheumatoid arthritis. In February 2010, an NDA was filed with the SFDA; in January 2012, supplemental materials were required by the SFDA to conclude the review.

•	AbbVie is developing ABT-981, a dual variable domain immunoglobulin (DVD-Ig) that incorporates anti-IL-1 alpha and anti-IL-1 beta antibodies, for the potential treatment of osteoarthritis. In October 2013, a phase I trial completed. In January 2014, the company expected to start phase II development later that year.

•	Amgen was developing AMG 108, a fully human monoclonal antibody that targets inhibition of the action of IL-1. In April 2008, Amgen reported results from a Phase 2 study in rheumatoid arthritis. AMG 108 showed statistically significant improvement in the signs and symptoms of rheumatoid arthritis and was well tolerated. In January 2011, MedImmune, the worldwide biologics unit for AstraZeneca PLC, announced Amgen granted it rights to develop AMG 108 worldwide except in Japan.

•	In June 2009, Cytos Biotechnology AG announced the initiation of an ascending dose Phase 1/2a study of CYT013-IL1bQb, a therapeutic vaccine targeting IL-1 beta, in Type 2 diabetes. In June 2013, data were presented from a phase I, randomized, placebo-controlled, double-blinded, dose-escalation study in 48 type 2 diabetes patients at the 95th Endocrine Society Annual Meeting and Exposition. Decreases in HbA1c and glucose levels were observed. CYT-013-IL1bQb was reported to be safe and well-tolerated.

•	The following companies have completed or are conducting or planning Phase 3 clinical trials of the following products for the treatment of noninfectious intermediate, posterior or pan-uveitis: AbbVie - HUMIRA® (adalimumab); Lux Biosciences, Inc. – LUVENIQ® (voclosporin); Novartis - Myfortic® (mycophenalate sodium) and secukinumab, Santen Pharmaceutical Co., Ltd. – Sirolimus® (rapamycin), and pSivida Corp. – Fluacinolone Acetonide Intravitreal.

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

To the extent we continue to provide manufacturing services for our own benefit or to third parties, we are subject to manufacturing risks. Additionally, unanticipated fluctuations in customer requirements may lead to manufacturing inefficiencies, which if significant could lead to an impairment on our long-lived assets or restructuring activities. We must utilize our manufacturing operations in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining acceptable product quality and manufacturing costs. Additional resources and changes in our manufacturing processes may be required for each new product, product modification or customer or to meet changing regulatory or third-party requirements, and this work may not be completed successfully or efficiently.

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

For example, in connection with our licensing transactions, we have in the past and may in the future agree to accept equity securities of the licensee in payment of license fees. The future value of these or any other shares we receive is subject both to market risks affecting our ability to realize the value of these shares and more generally to the business and other risks to which the issuer of these shares may be subject.

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

If we and our partners are unable to protect our intellectual property, in particular our patent protection for our principal products, product candidates and processes, and prevent use of the covered subject matter by third parties, our ability to compete in the market will be harmed, and we may not realize our profit potential.

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

Other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and are scheduled to remain in effect until 2024. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures, a decrease in the share price of our common stock, limit our ability to raise capital or to obtain strategic collaborations or licenses or successfully commercialize our products.

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

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 172 employees as of May 5, 2014. We may require additional experienced executive, accounting, research and development, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

Entities controlled by Felix J. Baker and Julian C. Baker beneficially own approximately 26.7% of our outstanding common stock as of May 5, 2014, which includes warrants to purchase approximately 7.6 million shares of XOMA’s common stock at an exercise price of $1.76 per share. On July 19, 2012, our Board of Directors elected Kelvin Neu, M.D., to serve on our Board of Directors. Dr. Neu is a Managing Director at Baker Bros. Advisors, LLC, an entity controlled by Felix J. Baker and Julian C. Baker. Accordingly, these entities may exert significant influence over us and any action requiring the approval of the holders of our stock, including the election of directors and approval of significant corporate transactions. Furthermore, conflicts of interest could arise in the future between us, on the one hand, and these entities, on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters.

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

On May 7, 2014, the Company issued a press release announcing the Company’s financial results for the third quarter ended March 31, 2014. A copy of the press release is furnished as Exhibit 99.1 to this report.

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

XOMA Corporation

Date: May 7, 2014	By:	/s/ JOHN VARIAN
John Varian Chief Executive Officer (principal executive officer) and Director
Date: May 7, 2014	By:	/s/ FRED KURLAND
Fred Kurland Vice President, Finance, Chief Financial Officer and Secretary (principal financial and principal accounting officer)

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Form of Certificate of Designations of Series A Preferred Stock	8-K	000-14710	3.1	01/03/2012

4.4	Form of Amended and Restated Warrant (June 2009 Warrants)	8-K	000-14710	10.6	02/02/2010

4.5	Form of Warrant (February 2010 Warrants)	8-K	000-14710	10.2	02/02/2010

4.6	Form of Warrant (December 2011 Warrants)	10-K	000-14710	4.9	03/14/2012

4.7	Form of Warrant (March 2012 Warrants)	8-K	000-14710	4.1	03/07/2012

4.8	Form of Warrant (September 2012 Warrants)	8-K	000-14710	4.10	10/03/2012

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+
Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

99.1+	Press Release dated May 7, 2014

101.INS+	XBRL Instance Document(2)

101.SCH+	XBRL Taxonomy Extension Schema Document(2)

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document(2)

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document(2)

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document(2)

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document(2)

+	Filed herewith
++	Furnished herewith. The information in Exhibit 99.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section or Sections II and 12(a)(2) of the Securities Act of 1933, as amended. The information contained in Exhibit 99.1 shall not be incorporated by reference into any filing with the U.S. Securities and Exchange Commission made by XOMA Corporation, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.