Form 10-Q/A
period 2014-03-31
XOMA Corp
filed 2014-08-07
CIK 791908

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

Explanatory Note

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing”) to correct an error in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on May 7, 2014 (the “Original Filing”), to amend and restate our diluted loss per share for the quarter ended March 31, 2014, as discussed below and in Note 2 to the accompanying restated condensed consolidated financial statements.

The correction has no impact on the Company’s condensed consolidated balance sheets, net loss or comprehensive loss, basic loss per share of common stock or the condensed consolidated statements of cash flows as previously reported for the three months ended March 31, 2014. Furthermore, the correction does not materially impact any other previously reported periods. An explanation of the impact on our financial statements, and a detailed reconciliation of diluted loss per share amounts as originally reported to restated amounts are contained in Note 2 to the condensed consolidated financial statements contained in Part I — Item 1 of this Amended Filing.

Description of Restatement

In March 2012, in connection with an underwritten offering, the Company issued five-year warrants to purchase 14,834,577 shares of the Company’s common stock at an exercise price of $1.76 per share (the “2012 Warrants”).  These warrants were recorded as a liability at fair value and are revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholder’s equity, or expiration of the warrants. The revaluation gain or loss is recorded to the statement of comprehensive loss. The calculation of diluted loss per share requires that, if the average market price of the shares underlying the Company’s 2012 Warrants for the reporting period is greater than the exercise price of the 2012 Warrants and if the presumed exercise of such securities would be dilutive to loss per share for the period, then the reported net loss used in the calculation of diluted net loss per share must be adjusted to remove the change in fair value for the period of the 2012 Warrants from the numerator of the net loss calculation. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. The Company failed to make the adjustments to the diluted loss per share calculation for the three months ended March 31, 2014.  No other previously reported periods require correction.

The impact of the restatement in the reported diluted loss per share of common stock for the three months ended March 31, 2014 is an increase of $(0.17) over the previously reported $(0.04) diluted loss per share, resulting in a corrected diluted loss per share of $(0.21) for the three months ended March 31, 2014.

Internal Control Considerations

As a result of the restatement, our management has concluded that as of March 31, 2014, the Company’s disclosure controls and procedures were not effective at the reasonable level of assurance due to a material weakness in internal control over financial reporting, specifically as it relates to adequately designed controls to ensure the appropriate calculation and disclosure of diluted earnings (loss) per share as it applies to our March 2012 warrants, as discussed in Part I — Item 4 of the Amended Filing. The effective quarterly review of our diluted earnings (loss) per share calculation associated with the 2012 warrants and any other warrants with similar contingencies related to a change in control has been identified as our remediation plan. For a discussion of management’s consideration of our disclosure controls and procedures and the material weakness identified, see Part I — Item 4 included in this Amended Filing.

Items Amended in This Filing

For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:

•	Part I — Item 1. Financial Statements;

•	Part I — Item 4. Controls and Procedures;

•	Part II — Item 1A. Risk Factors; and

•	Part II — Item 6. Exhibits.

In accordance with applicable SEC rules, this Amended Filing includes new certifications required by Rule 13a-14 under the Securities and Exchange Act of 1934 (“Exchange Act”) from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amended Filing.

Except for the items noted above, no other information included in the Original Filing is being amended or updated by this Amended Filing. This Amended Filing continues to describe the conditions as of the date of the Original Filing and, except as contained herein, we have not updated or modified the disclosures contained in the Original Filing. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

XOMA CORPORATION
FORM 10-Q/A

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

XOMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2014	2013
Revenues:
License and collaborative fees	$964	$399
Contract and other	2,446	9,054
Total revenues	3,410	9,453

Operating expenses:
Research and development	21,546	16,636
Selling, general and administrative	5,254	4,124
Restructuring	84	17
Total operating expenses	26,884	20,777

Loss from operations	(23,474)	(11,324)

Other income (expense):
Interest expense	(1,125)	(1,172)
Other (expense) income	(90)	449
Revaluation of contingent warrant liabilities	20,002	(12,840)
Net loss	$(4,687)	$(24,887)

Basic net loss per share of common stock	$(0.04)	$(0.30)
Diluted net loss per share of common stock - restated for the three months ended March 31, 2014	$(0.21)	$(0.30)

Shares used in computing basic net loss per share of common stock	106,158	82,595
Shares used in computing diluted net loss per share of common stock - restated for the three months ended March 31, 2014	115,524	82,595

Other comprehensive loss:
Net loss	$(4,687)	$(24,887)
Net unrealized gains on available-for-sale securities	7	3
Comprehensive loss	$(4,680)	$(24,884)

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

Restatement

The Company has determined that a restatement is required to the previously reported diluted loss per share of common stock for the three months ended March 31, 2014, specifically as it relates to an error in the calculation and disclosure of diluted earnings (loss) per share as it applies to our March 2012 warrants. The correction has no impact on the Company’s condensed consolidated balance sheets, net loss or comprehensive loss, basic loss per share of common stock or the condensed consolidated statements of cash flows as previously reported for the three months ended March 31, 2014.

In March 2012, in connection with an underwritten offering, the Company issued five-year warrants to purchase 14,834,577 shares of the Company’s common stock at an exercise price of $1.76 per share (the “2012 Warrants”).  These warrants were recorded as a liability at fair value and are revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholder’s equity, or expiration of the warrants. The revaluation gain or loss is recorded to the statement of comprehensive loss. The calculation of diluted loss per share requires that, if the average market price of the shares underlying the Company’s 2012 Warrants for the reporting period is greater than the exercise price of the 2012 Warrants and if the presumed exercise of such securities would be dilutive to loss per share for the period, then the reported net loss used in the calculation of diluted net loss per share must be adjusted to remove the change in fair value for the period of the 2012 Warrants from the numerator of the net loss calculation. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. The Company failed to make the adjustments to the diluted loss per share calculation for the three months ended March 31, 2014.  No other previously reported periods require correction.

The impact of the restatement in the reported diluted loss per share of common stock for the three months ended March 31, 2014 is an increase of $(0.17) over the previously reported $(0.04) diluted loss per share, resulting in a corrected diluted loss per share of $(0.21) for the three months ended March 31, 2014.

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

3.	Condensed Consolidated Financial Statement Detail

Net Loss Per Share of Common Stock

Basic net loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is based on the weighted average number of shares outstanding during the period, adjusted to include the assumed conversion of certain stock options, restricted stock units (“RSUs”), and warrants for common stock. The calculation of diluted loss per share also requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to earnings (loss) per share for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares. The Company failed to make such adjustments to the diluted earnings (loss) per share calculations for the period presented.

Potentially dilutive securities are excluded from the calculation of loss per share of common stock if their inclusion is anti-dilutive. The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2014	2013
Common stock options and restricted stock units	5,732	6,459
Warrants for common stock - restated	1,910	16,176
Total	7,642	22,635

For the three months ended March 31, 2014, the following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share of common stock (in thousands):

Three Months Ended March 31, 2014
Numerator

Net loss originally reported	$(4,687)
Correction - removal of revaluation of contingent warrant liabilities	(19,534)
Numerator for use in diluted loss per share of common stock - restated	$(24,221)
Denominator
Weighted average shares outstanding used for diluted net loss per share of common stock originally reported	106,158
Correction - Effect of dilutive warrants	9,366
Denominator for use in diluted loss per share of common stock - restated	115,524

For the three months ended March 31, 2013, all potentially dilutive securities outstanding were considered anti-dilutive, and therefore the calculation of basic and diluted net loss per share was the same.

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

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Vice President, Finance, Chief Financial Officer and Secretary (our principal financial and principal accounting officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, management has concluded that as of March 31, 2014, the Company’s disclosure controls and procedures were not effective at the reasonable level of assurance due to a material weakness in internal control over reporting specifically as it relates to adequately designed controls to ensure the appropriate calculation and disclosure of diluted earnings (loss) per share as it applies to our March 2012 warrants in accordance with U.S. GAAP. Our March 31, 2014 diluted loss per share calculation did not properly exclude the gain on revaluation of the March 2012 warrants or adjust the denominator for the assumed exercise of these warrants. Management identified a lack of sufficient oversight and review control to ensure the complete and proper application of U.S. GAAP as it relates to complex warrant transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Despite the existence of this material weakness, we believe the condensed consolidated financial statements included in this Form 10-Q/A for the quarter ended March 31, 2014 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that, other than described above, there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q/A that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

The Audit Committee has directed the Company's management to prepare a remediation plan concerning the Company’s material weakness described above. The effective quarterly review of our diluted earnings (loss) per share calculation associated with the 2012 warrants and any other warrants with similar contingencies related to a change in control has been identified as our remediation plan.

PART II – OTHER INFORMATION

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

For the three months ended March 31, 2014, we had a net loss of approximately $4.7 million, or $0.04 per basic share of common stock and $0.21 per diluted share of common stock. For the three months ended March 31, 2013, we had a net loss of approximately $24.9 million, or $0.30 per share of common stock (basic and diluted).

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

We have a number of agreements with Servier that are material to the conduct of our business, including:

·	In December 2010, we entered into a license and collaboration agreement with Servier, to jointly develop and commercialize gevokizumab in multiple indications. Under the terms of the agreement, Servier has worldwide rights to cardiovascular disease and diabetes indications and rights outside the United States and Japan to all other indications, including Behçet’s uveitis and other inflammatory and oncology indications. In late 2011, we announced Servier agreed to include the NIU Phase 3 trials under the terms of the collaboration agreement for Behçet’s uveitis. We retain development and commercialization rights for NIU and other inflammatory disease and oncology indications in the United States and Japan and have an option to reacquire rights to cardiovascular disease and diabetes indications from Servier in these territories. Should we exercise this option, we will be required to pay an option fee to Servier and partially reimburse a specified portion of Servier’s incurred development expenses. The agreement contains mutual customary termination rights relating to matters such as material breach by either party. Servier may terminate for safety issues, and we may terminate the agreement, with respect to a particular country or the European Patent Organization (“EPO”) member states, for any challenge to our patent rights in that country or any EPO member state, respectively, by Servier. Servier also has a unilateral right to terminate the agreement for the European Union (“EU”) or for non-EU countries, on a country-by-country basis, or in its entirety, in each case with six months’ notice.

·	In December 2010, we entered into a loan agreement with Servier (the “Servier Loan Agreement”), which provides for an advance of up to €15.0 million and was funded fully in January 2011 with the proceeds converting to approximately $19.5 million at the January 13, 2011, Euro-to-U.S.-dollar exchange rate of 1.3020. This loan is secured by an interest in our intellectual property rights to all gevokizumab indications worldwide, excluding the United States and Japan. The loan has a final maturity date in 2016; however, after a specified period prior to final maturity, the loan is required to be repaid (1) at Servier’s option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (2) using a significant percentage of any upfront, milestone or royalty payments we receive from any third-party collaboration or development partner for rights to gevokizumab in the United States and/or Japan. In addition, the loan becomes immediately due and payable upon certain customary events of default. At March 31, 2014, the €15.0 million outstanding principal balance under this Servier Loan Agreement would have equaled approximately $20.6 million using the March 31, 2014 Euro-to-U.S.-dollar exchange rate of 1.3752.

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

Many of our product candidates, including gevokizumab, XMet and XOMA 3AB, require significant additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy and expensive, often taking a number of years. As clinical results frequently are susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly. As a result, it is uncertain whether:

●	our future filings will be delayed;
●	our preclinical and clinical studies will be successful;
●	we will be successful in generating viable product candidates to targets;
●	we will be able to provide necessary additional data;
●	results of future clinical trials will justify further development; or
●	we ultimately will achieve regulatory approval for any of these product candidates.

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

Our share price may be volatile and there may not be an active trading market for our common stock.*

There can be no assurance the market price of our common stock will not decline below its present market price or there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2014, through May 5, 2014, the share price of our common stock has ranged from a high of $9.57  to a low of $3.72 Factors contributing to such volatility include, but are not limited to:

●	results of preclinical studies and clinical trials;
●	information relating to the safety or efficacy of products or product candidates;
●	developments regarding regulatory filings;
●	announcements of new collaborations;
●	failure to enter into collaborations;
●	developments in existing collaborations;
●	our funding requirements and the terms of our financing arrangements;
●	technological innovations or new indications for our therapeutic products and product candidates;
●	introduction of new products or technologies by us or our competitors;
●	sales and estimated or forecasted sales of products for which we receive royalties, if any;
●	government regulations;
●	developments in patent or other proprietary rights;
●	the number of shares issued and outstanding;
●	the number of shares trading on an average trading day;
●	announcements regarding other participants in the biotechnology and pharmaceutical industries; and market speculation regarding any of the foregoing.

As a public company in the United States, we are subject to the Sarbanes-Oxley Act. We have determined that our disclosure controls and procedures and our internal control over financial reporting are currently not effective. We can provide no assurance that we will, at all times, in the future be able to report that our internal controls over financial reporting are effective. *

Companies that file reports with the Securities and Exchange Commission, or the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management to establish and maintain a system of internal control over financial reporting, and annual reports on Form 10-K filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, must contain a report from management assessing the effectiveness of a company's internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall. We have identified a material weakness in our internal controls that is described in greater detail in “Item 4-Controls and Procedures.” Until we have been able to test the operating effectiveness of remediated internal controls and ensure the effectiveness of our disclosure controls and procedures, any un-remediated material weaknesses may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner, and we would be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result.  In addition, although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that in the future we will not discover additional weaknesses in our internal control over financial reporting.

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

Our financial resources and our marketing experience and expertise are limited. Consequently, our ability to develop products successfully depends, to a large extent, upon securing the financial resources and/or marketing capabilities of third parties other than Servier. For example:

●	In March 2004, we announced we had agreed to collaborate with Chiron Corporation (now Novartis) for the development and commercialization of antibody products for the treatment of cancer. In April 2005, we announced the initiation of clinical testing of the first product candidate out of the collaboration, HCD122, an anti-CD40 antibody, in patients with advanced chronic lymphocytic leukemia. In October 2005, we announced the initiation of the second clinical trial of HCD122 in patients with multiple myeloma. In November 2008, we announced the restructuring of this product development collaboration, which involved six development programs including the ongoing HCD122 and LFA102 programs. In exchange for cash and debt reduction on our existing loan facility with Novartis, Novartis has control over the HCD122 and LFA102 programs, as well as the right to expand the development of these programs into additional indications outside of oncology.

●	In March 2005, we entered into a contract with the National Institute of Allergy and Infectious Diseases (“NIAID”) to produce three monoclonal antibodies designed to protect U.S. citizens against the harmful effects of botulinum neurotoxin used in bioterrorism. In July 2006, we entered into an additional contract with NIAID for the development of an appropriate formulation for human administration of these three antibodies in a single injection. In September 2008, we announced we had been awarded an additional contract with NIAID to support our on-going development of drug candidates toward clinical trials in the treatment of botulism poisoning. In October 2011, we announced we had been awarded an additional contract with NIAID to develop broad-spectrum antitoxins for the treatment of human botulism poisoning.

●	We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 60 companies. As of May 5, 2014, we were aware of two antibody products manufactured using this technology that have received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular wet age-related macular degeneration and UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis. In the third quarter of 2009, we sold our LUCENTIS royalty interest to Genentech. In the third quarter of 2010, we sold our CIMZIA royalty interest.

●	On July 24, 2012, Servier and we entered into an agreement with Boehringer Ingelheim to transfer XOMA's technology and processes for the manufacture of gevokizumab to Boehringer lngelheim for Boehringer Ingelheim's implementation and validation in preparation for the commercial manufacture of gevokizumab. Upon the successful completion of the transfer and the establishment of biological comparability, including validation of the XOMA processes as implemented by Boehringer Ingelheim, we intend Boehringer Ingelheim will produce gevokizumab for XOMA's commercial use at its facility in Biberach, Germany. Servier and we retain all rights to the development and commercialization of gevokizumab. Transferring of our technology to Boehringer Ingelheim exposes us to numerous risks, including the possibility that Boehringer Ingelheim may not perform under the agreement as anticipated, and that we will need to successfully conduct a comparability trial demonstrating to the FDA’s satisfaction the similarity between XOMA-manufactured and Boehringer Ingelheim-manufactured product.

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

Gevokizumab

We, in collaboration with Servier, are developing gevokizumab, a potent monoclonal antibody with unique allosteric modulating properties that binds strongly to interleukin-1 beta (IL-1 beta), a pro-inflammatory cytokine.  In binding to IL-1 beta, gevokizumab inhibits the activation of the IL-1 receptor, thereby modulating the cellular signaling events that produce inflammation. Other companies are developing other products based on the same or similar therapeutic targets as gevokizumab, and these products may prove more effective than gevokizumab. We are aware that:

●	Novartis markets and is developing ILARIS® (canakinumab, ACZ885), a fully human monoclonal antibody that selectively binds to and neutralizes IL-1 beta. Since 2009, canakinumab has been approved in over 50 countries for the treatment of children and adults suffering from Cryopyrin-Associated Periodic Syndrome (“CAPS”). The product is indicated in the US for the treatment of CAPS in patients over four years of age, including familial cold auto-inflammatory syndrome (FCAS) and Muckle-Wells syndrome (MWS), as well as for active systemic juvenile idiopathic arthritis (SJIA) in patients aged two years and older. In the EU, canakinumab is indicated for the treatment of FCAS, MWS, neonatal-onset multisystem inflammatory disease (NOMID)/ chronic infantile neurological cutaneous articular syndrome (CINCA syndrome), severe forms of FCAS/familial cold urticaria (FCU) presenting with signs and symptoms beyond cold-induced urticaria skin rash, for the symptomatic treatment of adults with frequent gouty arthritis attacks, and for SJIA in patients aged two years and above who have responded inadequately to previous therapy with non-steroidal anti-inflammatory drugs and systemic corticosteroids. In Japan, canakinumab is indicated for the treatment of CAPS and associated autoinflammatory symptoms, including FCAS, MWS and NOMID. Novartis also is pursuing other diseases in which IL-1 beta may play a prominent role, such as: systemic secondary prevention of cardiovascular events; hereditary periodic fever (familial Mediterranean fever (FMF)); chronic obstructive pulmonary disorder (COPD); osteoarthritis; urticarial vasculitis; TNF-receptor associated periodic syndrome (TRAPS); xerophthalmia; Schnitzler syndrome; polymyalgia rheumatica; hyperimmunoglobulinemia D (hyper-IgD) and periodic fever syndrome (HIDS); and abdominal aortic aneurysm (AAA).

●	In 2008, Swedish Orphan Biovitrum obtained from Amgen the global exclusive rights to Kineret® (anakinra) for rheumatoid arthritis as currently indicated in its label. In November 2009, the agreement regarding Swedish Orphan Biovitrum’s Kineret license was expanded to include certain orphan indications. Kineret is an IL-1 receptor antagonist (IL-1ra) that has been evaluated in multiple IL-1-mediated diseases, including indications we are considering for gevokizumab. In addition to other on-going studies, a proof-of-concept clinical trial in the United Kingdom investigating Kineret in patients with a certain type of myocardial infarction, or heart attack, has been completed. In August 2010, Biovitrum announced the FDA had granted orphan drug designation to Kineret for the treatment of CAPS, and in January 2013 they obtained FDA approval for NOMID, a severe form of CAPS. In November 2013, Kineret was approved by the European Commission for the treatment of CAPS. Shanghai CP Guojian Pharmaceutical is developing an injectable formulation of recombinant human IL-1Ra, presumed to be a follow-on biologic version of anakinra, for the potential treatment of rheumatoid arthritis. In February 2010, an NDA was filed with the SFDA; in January 2012, supplemental materials were required by the SFDA to conclude the review.

●	AbbVie is developing ABT-981, a dual variable domain immunoglobulin (DVD-Ig) that incorporates anti-IL-1 alpha and anti-IL-1 beta antibodies, for the potential treatment of osteoarthritis. In October 2013, a phase I trial completed. In January 2014, the company expected to start phase II development later that year.

●	Amgen was developing AMG 108, a fully human monoclonal antibody that targets inhibition of the action of IL-1. In April 2008, Amgen reported results from a Phase 2 study in rheumatoid arthritis. AMG 108 showed statistically significant improvement in the signs and symptoms of rheumatoid arthritis and was well tolerated. In January 2011, MedImmune, the worldwide biologics unit for AstraZeneca PLC, announced Amgen granted it rights to develop AMG 108 worldwide except in Japan.

●	In June 2009, Cytos Biotechnology AG announced the initiation of an ascending dose Phase 1/2a study of CYT013-IL1bQb, a therapeutic vaccine targeting IL-1 beta, in Type 2 diabetes. In June 2013, data were presented from a phase I, randomized, placebo-controlled, double-blinded, dose-escalation study in 48 type 2 diabetes patients at the 95th Endocrine Society Annual Meeting and Exposition. Decreases in HbA1c and glucose levels were observed. CYT-013-IL1bQb was reported to be safe and well-tolerated.

●	The following companies have completed or are conducting or planning Phase 3 clinical trials of the following products for the treatment of noninfectious intermediate, posterior or pan-uveitis: AbbVie - HUMIRA® (adalimumab); Lux Biosciences, Inc. – LUVENIQ® (voclosporin); Novartis - Myfortic® (mycophenalate sodium) and secukinumab, Santen Pharmaceutical Co., Ltd. – Sirolimus® (rapamycin), and pSivida Corp. – Fluacinolone Acetonide Intravitreal.

XOMA 3AB

We also are developing XOMA 3AB, a combination, or cocktail, of antibodies designed to neutralize the most potent of botulinum toxins. Other companies are developing other products targeting botulism poisoning, and these products may prove more effective than XOMA 3AB. We are aware:

●	Emergent Biosolutions Inc. has a contract with the U.S. Department of Health & Human Services, expected to be worth $423.0 million, to manufacture and supply an equine heptavalent botulism anti-toxin. In March 2013, the product was approved by the FDA.

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

XOMA Corporation

Date: August 7, 2014	By:	/s/ JOHN VARIAN
John Varian Chief Executive Officer (principal executive officer) and Director

Date: August 7, 2014	By:	/s/ FRED KURLAND
Fred Kurland Vice President, Finance, Chief Financial Officer and Secretary (principal financial and principal accounting officer)

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Form of Certificate of Designations of Series A Preferred Stock	8-K	000-14710	3.1	01/03/2012

4.4	Form of Amended and Restated Warrant (June 2009 Warrants)	8-K	000-14710	10.6	02/02/2010

4.5	Form of Warrant (February 2010 Warrants)	8-K	000-14710	10.2	02/02/2010

4.6	Form of Warrant (December 2011 Warrants)	10-K	000-14710	4.9	03/14/2012

4.7	Form of Warrant (March 2012 Warrants)	8-K	000-14710	4.1	03/07/2012

4.8	Form of Warrant (September 2012 Warrants)	8-K	000-14710	4.10	10/03/2012

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+
Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

99.1	Press Release dated May 7, 2014.	10-Q	000-14710	99.1	05/07/2014

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith
++	Furnished herewith. The information in Exhibit 99.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section or Sections II and 12(a)(2) of the Securities Act of 1933, as amended. The information contained in Exhibit 99.1 shall not be incorporated by reference into any filing with the U.S. Securities and Exchange Commission made by XOMA Corporation, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.