Form 10-Q
period 2014-06-30
XOMA Corp
filed 2014-08-07
CIK 791908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2014
Common Stock, $0.0075 par value	107,077,178

XOMA CORPORATION
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

XOMA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$65,895	$101,659
Short-term investments	9,998	19,990
Trade and other receivables, net	5,510	3,781
Prepaid expenses and other current assets	2,129	1,630
Total current assets	83,532	127,060
Property and equipment, net	5,595	6,456
Other assets	798	1,266
Total assets	$89,925	$134,782

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,857	$9,616
Accrued and other liabilities	6,389	9,934
Deferred revenue	2,139	2,218
Interest bearing obligation – current	20,970	5,835
Accrued Interest on interest bearing obligations – current	299	2,042
Total current liabilities	37,654	29,645
Deferred revenue – long-term	3,134	4,105
Interest bearing obligations – long-term	17,330	35,150
Contingent warrant liabilities	39,379	69,869
Total liabilities	97,497	138,769

Stockholders’ deficit:
Common stock, $0.0075 par value, 277,333,332 shares authorized, 107,020,607 and 105,386,216 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	800	787
Additional paid-in capital	1,089,382	1,076,403
Accumulated comprehensive income (loss)	6	(1)
Accumulated deficit	(1,097,760)	(1,081,176)
Total stockholders’ deficit	(7,572)	(3,987)
Total liabilities and stockholders’ deficit	$89,925	$134,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

XOMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
License and collaborative fees	$1,201	$605	$2,164	$1,003
Contract and other	4,772	6,546	7,219	15,602
Total revenues	5,973	7,151	9,383	16,605

Operating expenses:
Research and development	19,590	17,070	41,136	33,707
Selling, general and administrative	5,160	4,081	10,414	8,203
Restructuring	-	79	84	97
Total operating expenses	24,750	21,230	51,634	42,007

Loss from operations	(18,777)	(14,079)	(42,251)	(25,402)

Other (expense) income, net:
Interest expense	(1,110)	(1,164)	(2,236)	(2,336)
Other income (expense), net	27	(224)	(61)	224
Revaluation of contingent warrant liabilities	7,963	(1,781)	27,964	(14,621)
Net loss	$(11,897)	$(17,248)	$(16,584)	$(42,135)

Basic net loss per share of common stock	$(0.11)	$(0.21)	$(0.16)	$(0.51)
Diluted net loss per share of common stock	$(0.17)	$(0.21)	$(0.38)	$(0.51)

Shares used in computing basic net loss per share of common stock	106,927	82,939	106,545	82,768
Shares used in computing diluted net loss per share of common stock	114,126	82,939	115,048	82,768

Other comprehensive loss:
Net loss	$(11,897)	$(17,248)	$(16,584)	$(42,135)
Net unrealized (loss) gain on available-for-sale securities	(1)	(11)	7	(8)
Comprehensive loss	$(11,898)	$(17,259)	$(16,577)	$(42,143)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(16,584)	$(42,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	941	1,413
Common stock contribution to 401(k)	870	828
Stock-based compensation expense	6,348	2,719
Accrued interest on interest bearing obligations	(1,570)	1,757
Revaluation of contingent warrant liabilities	(27,964)	14,621
Amortization of debt discount, final payment fee on debt, and debt issuance costs	1,362	1,214
Loss on sale costs and retirement of property and equipment	-	281
Unrealized gain on foreign currency exchange	(241)	(265)
Unrealized loss on foreign exchange options	239	192
Other non-cash adjustments	(2)	12
Changes in assets and liabilities:
Trade and other receivables, net	(1,728)	974
Prepaid expenses and other assets	(491)	(880)
Accounts payable and accrued liabilities	(5,179)	(4,128)
Deferred revenue	(1,019)	(713)
Other liabilities	(81)	(1,662)
Net cash used in operating activities	(45,099)	(25,772)

Cash flows from investing activities:
Proceeds from maturities of investments	10,000	40,000
Net purchase of property and equipment	(80)	(859)
Net cash provided by investing activities	9,920	39,141

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,213	262
Proceeds from exercise of warrants	35	-
Principal payments of debt	(3,833)	(1,042)
Net cash used in financing activities	(585)	(780)

Net (decrease) increase in cash and cash equivalents	(35,764)	12,589
Cash and cash equivalents at the beginning of the period	101,659	45,345
Cash and cash equivalents at the end of the period	$65,895	$57,934

Supplemental Cash Flow Information:
Cash paid for:
Interest	$2,413	$679
Non-cash investing and financing activities:
Reclassification of contingent warrant liability to equity upon exercise of warrants	$(2,526)	$(4)
Interest added to principal balances on long-term debt	$157	$479

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Description of Business

XOMA Corporation (“XOMA” or the “Company”), a Delaware corporation combines a portfolio of late-stage clinical programs and research activities to develop innovative therapeutic antibodies that it intends to commercialize. XOMA focuses its scientific research on allosteric modulation, which offers opportunities for new classes of therapeutic antibodies to treat a wide range of human diseases. XOMA is developing its lead product candidate gevokizumab (IL-1 beta modulating antibody) with Servier through a global Phase 3 clinical development program and ongoing proof-of-concept studies in other IL-1-mediated diseases. XOMA’s scientific research also has produced the XMet platform, which consists of three classes of preclinical antibodies, including selective insulin receptor modulators that could offer new approaches in the treatment of abnormal metabolic states. The Company’s products are presently in various stages of development and are subject to regulatory approval before they can be commercially launched.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of June 30, 2014, the consolidated results of the Company’s operations and the Company’s cash flows for the three and six months ended June 30, 2014 and 2013. The interim results of operations are not necessarily indicative of the results that may be expected for the full fiscal year or any other periods.

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

Concentration of Risk

Cash equivalents and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents such as money market funds. The Company has not experienced such issues during 2014.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the six months ended June 30, 2014, two customers represented 60% and 26% of total revenue and 70% and 20% of the accounts receivable balance.

For the six months ended June 30, 2013, these two customers represented 25% and 68% of total revenues. As of December 31, 2013, there were receivables outstanding from these two customers representing 73% and 13% of the accounts receivable balance.

Recently Issued Accounting Standards

In May 2014, the FASB issued guidance codified in Accounting Standards Codification (“ASC”) 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact of the provisions of ASC 606.

3.	Condensed Consolidated Financial Statement Detail

Net Loss Per Share of Common Stock

Basic net loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is based on the weighted average number of shares outstanding during the period, adjusted to include the assumed conversion of certain stock options, restricted stock units (“RSUs”), and warrants for common stock. The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

Potentially dilutive securities are excluded from the calculation of loss per share if their inclusion is anti-dilutive. The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Common stock options and restricted stock units	7,939	7,346	6,576	7,084
Warrants for common stock	1,910	16,176	1,910	16,176
Total	9,849	23,522	8,486	23,260

For the three and six months ended June 30, 2014, the following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share of common stock (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Numerator
Net loss
Basic	$(11,897)	$(16,584)
Adjustment for revaluation of contingent warrant liabilities	(7,616)	(27,150)
Diluted	$(19,513)	$(43,734)
Denominator
Weighted average shares outstanding used for basic net loss per share	106,927	106,545
Effect of dilutive warrants	7,199	8,503
Weighted average shares outstanding and dilutive securities used for diluted net income per share	114,126	115,048

For the three and six months ended June 30, 2013, all potentially dilutive securities outstanding were considered anti-dilutive, and therefore the calculation of basic and diluted net loss per share was the same.

Cash and Cash Equivalents

At June 30, 2014, cash and cash equivalents consisted of demand deposits of $16.3 million and money market funds of $49.6 million with maturities of less than 90 days at the date of purchase. At December 31, 2013, cash and cash equivalents consisted of demand deposits of $18.9 million and money market funds of $82.8 million with maturities of less than 90 days at the date of purchase.

Short-term Investments

At June 30, 2014 and December 31, 2013, short-term investments consisted of U.S. treasury securities of $10.0 million and $20.0 million, respectively, with maturities of greater than 90 days and less than one year from the date of purchase.

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

Upfront premiums paid on these foreign exchange option contracts totaled $1.5 million. The fair values of these option contracts are revalued at each reporting period and are estimated based on pricing models using readily observable inputs from actively quoted markets. The fair values of these option contracts are included in other assets on the accompanying condensed consolidated balance sheet and changes in fair value on these contracts are included in other income (expense) on the condensed consolidated statements of comprehensive loss.

The January 2014 foreign exchange option expired in January 2014 without being exercised. The January 2016 foreign exchange option was revalued at June 30, 2014 and had a fair value of $0.1 million. The Company recognized losses for the three and six months ended June 30, 2014 of $0.1 million and $0.2 million, respectively, related to the revaluation. The Company recognized losses for the three and six months ended June 30, 2013 of $2,000 and $0.2 million, respectively, related to the revaluation.

Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Accrued payroll and other benefits	$2,698	$3,009
Accrued management incentive compensation	2,123	4,386
Other	1,568	2,539
Total	$6,389	$9,934

Contingent Warrant Liabilities

In March 2012, in connection with an underwritten offering, the Company issued five-year warrants to purchase 14,834,577 shares of XOMA’s common stock at an exercise price of $1.76 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date of such change in control. Due to these provisions, the Company is required to account for the warrants issued in March 2012 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At December 31, 2013, the fair value of the warrant liability was estimated to be $68.7 million using the Black-Scholes Model. The Company revalued the warrant liability at June 30, 2014 using the Black-Scholes Model and recorded the $27.2 million decrease in the fair value as a gain in the revaluation of contingent warrant liabilities line of its condensed consolidated statements of comprehensive loss. The Company also reclassified $2.5 million from contingent warrant liabilities to equity on its condensed consolidated balance sheets due to the exercise of warrants. As of June 30, 2014, 12,109,418 of these warrants were outstanding and had a fair value of $39.0 million. This decrease in liability is due primarily to the decrease in the market price of XOMA’s common stock at June 30, 2014 compared to December 31, 2013.

In February 2010, in connection with an underwritten offering, the Company issued five-year warrants to purchase 1,260,000 shares of XOMA’s common stock at an exercise price of $10.50 per share. In June 2009, the Company issued warrants to certain institutional investors as part of a registered direct offering. These warrants represent the right to acquire an aggregate of up to 347,826 shares of XOMA’s common stock over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company is required to account for the warrants issued in February 2010 and June 2009 as liabilities at fair value. At December 31, 2013, the fair value of the warrant liability was estimated to be $1.2 million using the Black-Scholes Model. The Company revalued the warrant liability at June 30, 2014 using the Black-Scholes Model and recorded the $0.8 million decrease in the fair value as a gain in the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive loss. As of June 30, 2014, all of these warrants were outstanding and had an aggregate fair value of approximately $0.4 million.

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

Financial assets and liabilities carried at fair value as of June 30, 2014 and December 31, 2013 were classified as follows (in thousands):

	Fair Value Measurements at June 30, 2014 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$49,563	$-	$-	$49,563
U.S. treasury securities	9,998	-	-	9,998
Foreign exchange options	-	122	-	122
Total	$59,561	$122	$-	$59,683

Liabilities:
Contingent warrant liabilities	$-	$-	$39,379	$39,379

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$82,759	$-	$-	$82,759
U.S. treasury securities	19,990	-	-	19,990
Foreign exchange options	-	361	-	361
Total	$102,749	$361	$-	$103,110

Liabilities:
Contingent warrant liabilities	$-	$-	$69,869	$69,869

(1)  Included in cash and cash equivalents

The fair value of the foreign exchange options at June 30, 2014 and December 31, 2013 was determined using readily observable market inputs from actively quoted markets obtained from various third-party data providers. These inputs, such as spot rate, forward rate and volatility have been derived from readily observable market data, meeting the criteria for Level 2 in the fair value hierarchy.

The fair value of the contingent warrant liabilities at June 30, 2014 and December 31, 2013 was determined using the Black-Scholes Model, which requires unobservable inputs such as the expected term of the warrants, volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to derive.

The fair value of the contingent warrant liabilities was estimated using the following range of assumptions at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Expected volatility	72.9% - 92.8%	66.1% - 86.6%
Risk-free interest rate	0.1% - 0.9%	0.1% - 0.8%
Expected term	0.4 - 2.7 years	0.9 - 3.2 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2014 (in thousands):

Contingent warrant liabilities	June 30, 2014
Balance at December 31, 2013	$69,869
Reclassification of contingent warrant liability to equity upon exercise of warrants	(2,526)
Net decrease in fair value of contingent warrant liabilities upon revaluation	(27,964)
Balance at June 30, 2014	$39,379

The net decreases of $8.0 million and $28.0 million in the estimated fair value of the contingent warrant liabilities were recognized as gains in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2014, respectively.

For the three and six months ended June 30, 2013, the Company recognized net increases of $1.8 million and $14.6 million in the estimated fair value of the contingent warrant liabilities as losses in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of comprehensive loss.

5.	Long-Term Debt and Other Financings

Novartis Note

In May 2005, the Company executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June 2015. Under the note agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.27% at June 30, 2014, and is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50 million. The Company has made this election for all interest payments thus far. Loans under the note agreement are secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder.

At June 30, 2014 and December 31, 2013, the outstanding principal balance under this note agreement was $13.2 million and $14.8 million, respectively. Pursuant to the terms of the arrangement as restructured in November 2008, the Company will not make any additional borrowings under the Novartis note. Pursuant to the its obligations under the collaboration with Novartis, in January 2014, the Company made a payment, equal to 25 percent of a $7.0 million milestone it received in December 2013, or $1.75 million, toward its outstanding debt obligation to Novartis.

Servier Loan

In December 2010, in connection with the license and collaboration agreement entered into with Servier, the Company executed a loan agreement with Servier (the “Servier Loan Agreement”), which provided for an advance of up to €15.0 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million. The loan is secured by an interest in XOMA’s intellectual property rights to all gevokizumab indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period was 3.22% and was reset semi-annually ranging from 2.31% to 3.83%. Interest for the six-month period from January 2014 through July 2014 was reset to 2.39%. Interest for the six-month period from July 2014 through January 2015 was reset to 2.31%. Interest is payable semi-annually; however, the Servier Loan Agreement provided for a deferral of interest payments over a period specified in the agreement. During the deferral period, accrued interest was added to the outstanding principal amount for the purpose of interest calculation for the next six-month interest period. On the repayment commencement date, all unpaid and accrued interest was paid to Servier and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. In January 2014, the Company paid $1.9 million in accrued interest to Servier.

The loan matures in 2016; however, after a specified period prior to final maturity, the loan is to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under the Company’s collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments the Company receives from any third party collaboration or development partner for rights to gevokizumab in the U.S. and/or Japan.  In addition, the loan becomes immediately due and payable upon certain customary events of default. At June 30, 2014 and December 31, 2013, the outstanding principal balance under this loan was $20.5 million and $20.6 million, respectively, using the June 30, 2014 Exchange Rate of 1.3645 and the December 31, 2013 Exchange Rate of 1.3766. For both the three and six months ended June 30, 2014, the Company recorded an unrealized foreign exchange gains of $0.2 million related to the re-measurement of the loan. For the three and six months ended June 30, 2013, the Company recorded an unrealized foreign exchange loss of $0.3 million and an unrealized foreign exchange gain of $0.3 million, respectively, related to the re-measurement of the loan.

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

The loan discount is amortized under the effective interest method over the expected five-year life of the loan.  The Company recorded non-cash interest expense of $0.5 million and $0.9 million in the three and six months ended June 30, 2014, respectively, and $0.4 million and $0.8 million in the three and six months ended June 30, 2013, respectively, resulting from the amortization of the loan discount. At June 30, 2014 and December 31, 2013, the net carrying value of the loan was $17.3 million and $16.5 million, respectively. For the three and six months ended June 30, 2014, the Company recorded unrealized foreign exchange losses of $0.1 million related to the re-measurement of the loan discount, compared to an unrealized foreign exchange gain of $0.1 million and an unrealized foreign exchange loss of $0.1 million, for the same periods in 2013.

The Company believes realization of the benefit and the associated deferred revenue is contingent on the loan remaining outstanding over the five-year contractual term of the loan. If the Company were to stop providing service under the collaboration arrangement and the arrangement is terminated, the maturity date of the loan would be accelerated and a portion of measured benefit would not be realized. As the realization of the benefit is contingent, in part, on the provision of future services, the Company is recognizing the deferred revenue over the expected five-year life of the loan. The deferred revenue is amortized under the effective interest method, and the Company recorded $0.5 million and $0.9 million of related non-cash revenue during the three and six months ended June 30, 2014, respectively, compared to $0.4 million and $0.8 million for the same periods of 2013.

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

In connection with the GECC Loan Agreement, the Company issued to GECC unregistered warrants that entitle GECC to purchase up to an aggregate of 263,158 unregistered shares of XOMA common stock at an exercise price equal to $1.14 per share. These warrants are exercisable immediately and have a five-year term. The Company allocated the aggregate proceeds of the GECC Term Loan between the warrants and the debt obligation based on their relative fair values.  The fair value of the warrants issued to GECC was determined using the Black-Scholes Model. The warrants’ fair value of $0.2 million was recorded as a discount to the debt obligation and is being amortized over the term of the loan using the effective interest method.

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

At June 30, 2014 and December 31, 2013, the outstanding principal balance under the Amended Term Loan was $7.3 million and $9.4 million, respectively.

Interest Expense

Interest expense and amortization of debt issuance costs and discounts, recorded as other expense in the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2014 and 2013 are shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense
Servier loan	$600	$528	$1,188	$1,053
GECC term loan	423	531	870	1,077
Novartis note	78	91	155	182
Other	9	14	23	24
Total interest expense	$1,110	$1,164	$2,236	$2,336

6.	Income Taxes

The Company did not recognize any income tax expense for the three and six months ended June 30, 2014 and 2013. The Company’s effective tax rate will fluctuate from period to period due to several factors inherent in the nature of the Company’s operations and business transactions. The factors that most significantly impact this rate include the variability of licensing transactions in foreign jurisdictions.

Accounting standards provide for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and carry-back potential, it has determined that total deferred tax assets should be fully offset by a valuation allowance.

7.	Stock-based Compensation

In the six month ended June 30, 2014, the Board of Directors of the Company approved grants under the Company’s Long Term Incentive Plan for an aggregate of 1,621,089 stock options and an aggregate of 1,299,164 RSUs to certain employees of the Company. The stock options vest monthly over four years, and the RSUs vest annually over three years, in equal increments.

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

The fair value of the stock options granted was estimated based on the following weighted average assumptions for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Dividend yield	0%	0%	0%	0%
Expected volatility	91%	92%	93%	92%
Risk-free interest rate	1.68%	1.44%	1.71%	0.84%
Expected term	5.6 years	5.6 years	5.6 years	5.6 years

Stock option activity for the six months ended June 30, 2014 was as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2013	7,218,241	$8.42	6.75	$18,213
Granted	1,621,089	7.11
Exercised	(736,896)	4.32
Forfeited, expired or cancelled	(286,255)	19.11
Options outstanding at June 30, 2014	7,816,179	$8.14	7.00	$7,382
Options exercisable at June 30, 2014	4,684,553	$10.34	5.72	$4,278

The valuation of RSUs is determined at the date of grant using the closing stock price. To establish an estimate of forfeiture rate, the Company considers its historical experience of forfeitures and terminations.

Unvested RSU activity for the six months ended June 30, 2014 is summarized below:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested balance at December 31, 2013	1,738,037	$2.73
Granted	1,299,164	6.47
Vested	(514,125)	4.11
Forfeited	(158,286)	3.87
Unvested balance at June 30, 2014	2,364,790	$4.97

The following table shows total stock-based compensation expense included in the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$953	$432	$3,359	$1,429
Selling, general and administrative	1,471	667	2,989	1,290
Total stock-based compensation expense	$2,424	$1,099	$6,348	$2,719

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

We specialize in the discovery and development of innovative antibody-based therapeutics that have unique properties due to interaction at target protein sites that are called “allosteric” because they are not within the core area of target action. This allows up- or down-modulation of target activity as desired and may impart a selectivity or safety advantage against certain targets compared to more traditional modes of action. Our lead drug candidate, gevokizumab, is a proprietary potent, fully humanized allosteric-modulating monoclonal antibody that binds to the inflammatory cytokine interleukin-1 beta (“IL-1 beta”). We believe that by targeting IL-1 beta, gevokizumab has the potential to address the underlying inflammatory causes of a wide range of diseases that have been identified as having unmet medical needs.

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

In addition to the NIU clinical trials, we also are conducting a trial of gevokizumab in pyoderma gangrenosum (“PG”), a rare ulcerative skin disease which is a specific indication under the umbrella of diseases known as neutrophilic dermatosis. Based upon what we believe are compelling data from our pilot study in patients with PG, we requested and in March 2014 held a meeting with the U.S. Food and Drug Administration (“FDA”) to solicit feedback on our proposed Phase 3 clinical development program.  We received feedback from the FDA early in the second quarter of 2014, finalized our plans for our gevokizumab Phase 3 program in PG, and submitted the protocols to the FDA for any further comments. The Phase 3 program is expected to include two double-blind, placebo-controlled clinical studies, each of which is designed to enroll approximately 60 patients with active PG. The primary endpoint is complete wound closure of the target ulcer at approximately Day 124.

We also have an active gevokizumab Proof-of-Concept (“POC”) development program to identify other illnesses for late-stage development. We conducted POC trials in moderate-to-severe inflammatory acne and in erosive osteoarthritis of the hand (“EOA”), and we have several other ongoing POC studies. In early 2013, we reported top-line results from our moderate-to-severe inflammatory acne study.  Based upon market analysis, we have decided not to pursue a pivotal program in moderate-to-severe inflammatory acne; however, we will consider conducting pilot studies in rare acne indications classified under the umbrella diagnosis of neutrophilic dermatoses.  In October 2013, we reported promising results from the Day 84 pain, stiffness and function endpoints in our gevokizumab POC study in patients with EOA and elevated C-reactive protein (“CRP”), known as Study 160.  At the same time, we announced we completed patient enrollment in a supplemental study for patients with EOA and non-elevated CRP, known as Study 162. On March 4, 2014, we reported that despite early positive results in Study 160, the top-line data at Day 168 in that study, as well as data at Day 84 in Study 162, were not positive.  These results led to our decision not to pursue Phase 3 testing in the broad EOA population.  We will continue to review the data to determine if there is a subgroup of the EOA population that could benefit from gevokizumab therapy.

Gevokizumab has been generally well tolerated across all of our clinical studies.  In both the acne and EOA studies, there were no drug-related serious adverse events reported. The most common adverse events were headache, pain, arthralgia, urinary tract infections, upper respiratory tract infections and pneumonia, and they were comparable between gevokizumab and placebo.

We also have ongoing clinical studies assessing gevokizumab’s potential to treat several other rare diseases. Two studies are being conducted in collaboration with the U.S. National Institutes of Health (“NIH”). In March 2013, we announced a gevokizumab study in patients with non-infectious anterior scleritis had opened for enrollment at the National Eye Institute (“NEI”). In August 2013, we announced a gevokizumab clinical study in patients with inflammatory autoimmune inner ear disease (“AIED”) run by the North Shore-Long Island Jewish Health System in collaboration with the National Institute on Deafness and Other Communication Disorders (“NIDCD”).

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

Our proprietary preclinical pipeline includes classes of allosteric modulating antibodies that activate, sensitize or deactivate the insulin receptor in vivo, which we have named XMet.  This portfolio of antibodies represents potential new therapeutic approaches to the treatment of diabetes and several rare diseases that have insulin involvement. We also have drug discovery programs targeting certain endocrine disorders for which novel pharmacotherapies are needed.

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

Significant Developments in the First Half of 2014

Gevokizumab

•	On February 24, 2014, we announced that gevokizumab has been granted Orphan Drug Designation by the FDA for the treatment of PG.

•	On March 4, 2014, we reported that despite early positive results in the first of two Phase 2 programs in patients with EOA, the top-line data at Day 168 in that study, as well as data at Day 84 in the second study, were not positive. These results led to our decision not to pursue Phase 3 testing in the broad EOA population. We will continue to review the data to determine if there is a subgroup of the EOA population that could benefit from gevokizumab therapy.

•	In the second quarter of 2014, we finalized our plans for our gevokizumab Phase 3 program in PG, and submitted the protocols to the FDA for any further comments. The Phase 3 program is expected to include two double-blind, placebo-controlled clinical studies, each of which is designed to enroll approximately 60 patients with active PG. The primary endpoint is complete wound closure of the target ulcer at approximately Day 124.

Management Change

•	On January 7, 2014, we announced that we and Patrick J. Scannon, M.D., Ph.D, our Executive Vice President and Chief Scientific Officer, amended Dr. Scannon’s employment arrangement with XOMA to reflect a change in Dr. Scannon’s status from full- to part-time service, reducing his annual base salary to $250,000, effective retroactively to January 1, 2014. Dr. Scannon will continue his service as a member of our Board of Directors and will remain our Chief Scientific Officer and an Executive Vice President.

Results of Operations

Revenues

Total revenues for the three and six months ended June 30, 2014 and 2013, were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
License and collaborative fees	$1,201	$605	$596	$2,164	$1,003	$1,161
Contract and other	4,772	6,546	(1,774)	7,219	15,602	(8,383)
Total revenues	$5,973	$7,151	$(1,178)	$9,383	$16,605	$(7,222)

License and Collaborative Fees

License and collaborative fees include fees and milestone payments related to the out-licensing of our products and technologies. The increases in license and collaborative fee revenue for the three and six months ended June 30, 2014, as compared to the same periods of 2013, was due primarily to increases of $0.6 million and $1.1 million, respectively, in milestone payments relating to various out-licensing arrangements. The generation of future revenue related to license fees and other collaborative arrangements is dependent on our ability to attract new licensees to our antibody technologies and new collaboration partners. We expect an increase in license and collaboration fee revenue during the remainder of 2014 compared to 2013 levels.

Contract and Other Revenue

Contract and other revenues include agreements where we provide contracted research and development services to our contract and collaboration partners, including Servier and NIAID. Contract and other revenues also include net product sales and royalties. The following table shows the activity in contract and other revenue for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
NIAID	$3,580	$2,460	$1,120	$5,176	$4,156	$1,020
Servier	1,076	3,456	(2,380)	1,959	10,483	(8,524)
Other	116	630	(514)	84	963	(879)
Total contract and other	$4,772	$6,546	$(1,774)	$7,219	$15,602	$(8,383)

The decrease in revenue from Servier for both the three and six months ended June 30, 2014, as compared with the same periods of 2013, was due primarily to a decrease in reimbursements due to our collaboration with Servier meeting the initial $50 million cap of fully reimbursable NIU costs during the third quarter of 2013. Servier and XOMA will each pay 50% of remaining NIU clinical development and CMC costs. Also contributing to the decrease in revenue from Servier for the six months ended June 30, 2014, as compared to the same period of 2013 was a $3.9 million receipt for the partial funding of a Phase 3 trial received from Servier in the first quarter of 2013 for a fixed dose combination product to treat hypertension which was later sold to another company with continued XOMA financial interest. The decreases in Servier revenues were partially offset by increases in NIAID reimbursements of $1.1 million and $1.0 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods of 2013.

We expect contract and other revenue to decrease during the remainder of 2014 compared to 2013 levels. Revenue generating activity related to our Servier contract is expected to be reduced due to the collaboration reaching the $50 million fully reimbursable cap for NIU expenses.

Research and Development Expenses

Biopharmaceutical development includes a series of steps, including target selection, in vitro and in vivo preclinical testing, and Phase 1, 2 and 3 clinical studies in humans. Each of these steps is typically more expensive than the previous step, but actual timing and the cost to us depends on the product being tested, the nature of the potential disease indication and the terms of any collaborative or development arrangements with other companies or entities. After successful conclusion of all of these steps, regulatory filings for approval to market the products must be completed, including approval of manufacturing processes and facilities for the product. Our research and development expenses currently include costs of personnel, supplies, facilities and equipment, consultants, other third-party costs and expenses related to preclinical and clinical testing.

Research and development expenses were $19.5 million and $41.1 million for the three and six months ended June 30, 2014, respectively, compared with $17.1 million and $33.7 million for the same periods of 2013. The increase for the three months ended June 30, 2014, as compared to the same period of 2013 was due primarily to a $1.4 million increase in clinical trial costs driven by increased activity under our gevokizumab clinical program and a $1.1 million increase in salaries and related personnel costs. The increase for the six months ended June 30, 2014, as compared to the same period of 2013 was due primarily to a $2.6 million increase in salaries and related personnel costs, increases in clinical trial costs, consulting services, and external manufacturing of $1.6 million, $0.7 million, and $0.6 million, respectively, driven by increased activity under our gevokizumab clinical program, a $1.2 million increase in materials used primarily on internal proprietary programs and NIAID, and a $0.7 million increase in legal costs.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $7.7 million and $16.9 million in research and development salaries and employee-related expenses for the three and six months ended June 30, 2014, respectively, as compared with $6.6 million and $14.2 for the same periods of 2013. The increase for the three months ended June 30, 2014, as compared to the same period of 2013 was due primarily to a $0.6 million increase in salaries and related personnel costs and a $0.5 million increase in stock-based compensation, which is a non-cash expense. The increase for the six months ended June 30, 2014, as compared to the same period of 2013 was due primarily to a $1.9 million increase in stock-based compensation, which is a non-cash expense, and a $0.8 million increase in salaries and related personnel costs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Earlier stage programs	$9,521	$8,866	$20,448	$18,083
Later stage programs	10,069	8,204	20,688	15,624
Total	$19,590	$17,070	$41,136	$33,707

Our research and development activities also can be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements approximate the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Internal projects	$11,104	$10,113	$26,073	$19,938
Collaborative and contract arrangements	8,486	6,957	15,063	13,769
Total	$19,590	$17,070	$41,136	$33,707

For the three and six months ended June 30, 2014, the gevokizumab program, for which we incurred the largest amount of expense, accounted for more than 40% but less than 50% of our total research and development expenses. Two other development programs, XMet and NIAID, accounted for more than 10% but less than 20% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expenses for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2013, the gevokizumab program, for which we incurred the largest amount of expense, accounted for more than 40% but less than 50% of our total research and development expenses. A second development program, XMet, accounted for more than 20% but less than 30% of our total research and development expenses and a third development program, NIAID, accounted for more than 10% but less than 20% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expenses for the three and six months ended June 30, 2013.

We expect our research and development spending during the remainder 2014 to be comparable to the same period of 2013 primarily due to our ongoing global Phase 3 clinical program for gevokizumab for the NIU indications, our Phase 3 clinical program for gevokizumab for the PG indication, our ongoing gevokizumab Phase 2 proof-of-concept program, and the continued development of our XMet program.

Future research and development spending also may be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. Selling, general and administrative expenses were $5.2 million and $10.4 million for the three and six months ended June 30, 2014, respectively, compared with $4.1 million and $8.2 million for the same periods of 2013. The increase for the three months ended June 30, 2014, as compared to the same period of 2013 was due primarily to a $0.8 million increase in stock-based compensation, which is a non-cash expense, and a $0.2 million increase in salaries and related personnel costs. The increase for the six months ended June 30, 2014, as compared to the same period of 2013 was due primarily to a $1.7 million increase in stock-based compensation, which is a non-cash expense, and a $0.6 million increase in salaries and related personnel costs, partially offset by a $0.5 million decrease in professional service fees.

Other Income (Expense), Net

Interest Expense

Interest expense and amortization of debt issuance costs and discounts are shown below for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Interest expense
Servier loan	$600	$528	$72	$1,188	$1,053	$135
GECC term loan	423	531	(108)	870	1,077	(207)
Novartis note	78	91	(13)	155	182	(27)
Other	9	14	(5)	23	24	(1)
Total interest expense	$1,110	$1,164	$(54)	$2,236	$2,336	$(100)

Other Income (Expense), Net

Other income (expense), net primarily consisted of unrealized gains (losses). The following table shows the activity in other expense for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Other income (expense), net
Unrealized foreign exchange gain (loss) (1)	$175	$(251)	$426	$241	$265	$(24)
Unrealized loss on foreign exchange options	(116)	(2)	(114)	(239)	(192)	(47)
Other	(32)	29	(61)	(63)	151	(215)
Total other income (expense)	$27	$(224)	$251	$(61)	$224	$(286)

(1)	Unrealized foreign exchange gain (loss) for the three and six months ended June 30, 2014 and 2013 primarily relates to the re-measurement of the €15 million Servier loan.

Revaluation of Contingent Warrant Liabilities

In March 2012, in connection with an underwritten offering, we issued five-year warrants to purchase 14,834,577 shares of XOMA’s common stock at an exercise price of $1.76 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date of such change in control. Due to these provisions, we are required to account for the warrants issued in March 2012 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At December 31, 2013, the fair value of the warrant liability was estimated to be $68.7 million using the Black-Scholes Model. We revalued the warrant liability at June 30, 2014 using the Black-Scholes Model and recorded the $27.2 million decrease in the fair value as a gain in the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive loss. We also reclassified $2.5 million from contingent warrant liabilities to equity on our consolidated balance sheets due to the exercise of warrants. As of June 30, 2014, 12,109,418 of these warrants were outstanding and had a fair value of $39.0 million. This decrease in liability is due primarily to the decrease in the market price of XOMA’s common stock at June 30, 2014 compared to December 31, 2013.

In February 2010, in connection with an underwritten offering, we issued five-year warrants to purchase 1,260,000 shares of XOMA’s common stock at an exercise price of $10.50 per share. In June 2009, we issued warrants to certain institutional investors as part of a registered direct offering. These warrants represent the right to acquire an aggregate of up to 347,826 shares of XOMA’s common stock over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, we are required to account for the warrants issued in February 2010 and June 2009 as liabilities at fair value. At December 31, 2013, the fair value of the warrant liability was estimated to be $1.2 million using the Black-Scholes Model. We revalued the warrant liability at June 30, 2014 using the Black-Scholes Model and recorded the $0.8 million decrease in the fair value as a gain in the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive loss. As of June 30, 2014, all of these warrants were outstanding and had an aggregate fair value of approximately $0.4 million.

The following table provides a summary of the changes in fair value of contingent warrant liabilities for the six months ended June 30, 2014 (in thousands):

Contingent warrant liabilities	June 30, 2014
Balance at December 31, 2013	$69,869
Reclassification of contingent warrant liability to equity upon exercise of warrants	(2,526)
Net decrease in fair value of contingent warrant liabilities upon revaluation	(27,964)
Balance at June 30, 2014	$39,379

Income Taxes

We did not recognize any income tax expense for the three and six months ended June 30, 2014 and 2013.

We do not expect the unrecognized tax benefits to change significantly over the next twelve months. We will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of June 30, 2014, we have not accrued interest or penalties related to uncertain tax positions.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, our working capital and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	June 30, 2014	December 31, 2013	Change
Cash and cash equivalents	$65,895	$101,659	$(35,764)
Short-term investments	$9,998	$19,990	$(9,992)
Working Capital	$45,878	$97,415	$(51,537)

	Six Months Ended June 30,
	2014	2013	Change

Net cash used in operating activities	$(45,099)	$(25,772)	$(19,327)
Net cash provided by investing activities	9,920	39,141	(29,221)
Net cash used in financing activities	(585)	(780)	195
Net increase in cash and cash equivalents	$(35,764)	$12,589	$(48,353)

Working Capital

The decrease in working capital was due primarily to spending relating to XOMA’s gevokizumab clinical development programs and preclinical development activities related to the XMet platform. Also contributing to the decrease was the reclassification from long-term to short-term liabilities of $16.3 million of principal payments related to our loans with GECC and Novartis, both of which are due in June 2015.

Cash Used in Operating Activities

The increase in net cash used in operating activities for the six months ended June 30, 2014 as compared with the same period in 2013 was primarily due to an increase in research and development spending relating XOMA’s gevokizumab clinical development programs and preclinical development activities related to the XMet platform, a $2.0 million payment of accrued interest on our loan with Servier in the first quarter of 2014, and the absence of a $3.9 million receipt for the partial funding of a Phase 3 trial received from Servier in the first quarter of 2013 for a fixed dose combination product to treat hypertension which was later sold to another company with continued XOMA financial interest. Also contributing to the increase in cash used was lower cash receipts related to a decrease in reimbursements due to our collaboration with Servier meeting the initial $50 million cap of fully reimbursable NIU costs during the third quarter of 2013.

Cash Provided by Investing Activities

Net cash provided by investing activities decreased by $29.2 million for the six months ended June 30, 2014, compared with the same period of 2013, primarily due to the maturity of $40.0 million in short-term investments during the first half of 2013 compared to the maturity of $10.0 million in short-term investments during the first half of 2014.

Cash Used in Financing Activities

Net cash used in financing activities was $0.6 million for the six months ended June 30, 2014, compared with $0.8 million for the same period of 2013. Cash used in financing activities in the first half of 2014 related to $3.8 million of principal payments on our loans with GECC and Novartis, partially offset by $3.2 million of net proceeds received from employee stock purchases and warrant exercises. Cash used in financing activities in the first half of 2013 related to $1.0 million of principal payments on our loan with GECC, partially offset by $0.2 million of net proceeds received from employee stock purchases.

*            *            *

We have incurred significant operating losses and negative cash flows from operations since our inception. At June 30, 2014, we had cash, cash equivalents, and short-term investments of $75.9 million. During 2014, we expect to continue using our cash, cash equivalents and short-term investments to fund ongoing operations. Additional licensing, antibody discovery and development collaboration agreements, government funding and financing arrangements may positively impact our cash balances. Based on our cash reserves and anticipated spending levels, anticipated cash inflows from collaborations, biodefense contracts and licensing transactions, funding availability included under our loan agreements, the proceeds from our equity offerings and other sources of funding that we believe to be available, we estimate that we have sufficient cash resources to meet our anticipated net cash needs into 2015. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period.  If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms.

Critical Accounting Estimates

Critical accounting estimates are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, revenue recognition, income taxes, contingent warrant liabilities, and stock-based compensation to be critical policies. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2014, as compared with those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 12, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. Our market risks related to interest rate sensitivities at June 30, 2014, have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2013 filed with the SEC.

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

Our loan from Servier was fully funded in January 2011, with the proceeds converting to approximately $19.5 million using the January 13, 2011 Euro to U.S. dollar exchange rate of 1.3020.  At June 30, 2014, the €15.0 million outstanding principal balance under the Servier Loan Agreement would have equaled approximately $20.5 million using the June 30, 2014 Euro to USD exchange rate of 1.3645. In May 2011, in order to manage our foreign currency exposure relating to our principal and interest payments on our loan from Servier, we entered into two foreign exchange option contracts to buy €1.5 million and €15.0 million in January 2014 and January 2016, respectively. Upfront premiums paid on these foreign exchange option contracts totaled $1.5 million. The January 2014 option expired in January 2014 without being exercised and the January 2016 option had a fair value of $0.1 million at June 30, 2014. Our use of derivative financial instruments represents risk management; we do not enter into derivative financial contracts for trading purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Vice President, Finance, Chief Financial Officer and Secretary (our principal financial and principal accounting officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, management has concluded that as of March 31, 2014, the Company’s disclosure controls and procedures were not effective at the reasonable level of assurance due to a material weakness in internal control over reporting specifically as it relates to adequately designed controls to ensure the appropriate calculation and disclosure of diluted earnings (loss) per share as it applies to our March 2012 warrants in accordance with U.S. GAAP. Our March 31, 2014 diluted loss per share calculation did not properly exclude the gain on revaluation of the March 2012 warrants or adjust the denominator for the assumed exercise of these warrants. Management identified a lack of sufficient oversight and review control to ensure the complete and proper application of U.S. GAAP as it relates to complex warrant transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Despite the existence of this material weakness, we believe the condensed consolidated financial statements included in this Form 10-Q for the quarter ended June 30, 2014 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that, other than described above, there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our cash, cash equivalents and short-term investments of $75.9 million at June 30, 2014, anticipated spending levels, anticipated cash inflows from collaborations, biodefense contracts and licensing transactions, funding availability included under our loan agreements, the proceeds from our equity offerings and other sources of funding that we believe to be available, we believe we have sufficient cash resources to meet our anticipated net cash needs into 2015. Any significant revenue shortfalls, increases in planned spending on development programs, more rapid progress of development programs than anticipated, or the initiation of new clinical trials, as well as the unavailability of anticipated sources of funding, could shorten this period or otherwise have a material adverse impact on our ability to finance our continued operations. Progress or setbacks by potentially competing products also may affect our ability to raise new funding on acceptable terms. We do not know when or whether:

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

We have sustained losses in the past, and we expect to sustain losses in the future.*

We have been and are developing numerous product candidates, and as a result have experienced significant losses. As of June 30, 2014, we had an accumulated deficit of $1,097.7 million.

For the three and six months ended June 30, 2014, we had a net losses of approximately $11.9 million, or $0.11 per basic share of common stock and $0.17 per diluted share of common stock, and $16.6 million, or $0.16 per basic share of common stock and $0.38 per diluted share of common stock, respectively. For the three and six months ended June 30, 2013, we had a net losses of approximately $17.2 million, or $0.21 per share of common stock (basic and diluted) and $42.1 million, or $0.51 per share of common stock (basic and diluted), respectively.

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

We have a number of agreements with Servier that are material to the conduct of our business, including:

•	In December 2010, we entered into a license and collaboration agreement with Servier, to jointly develop and commercialize gevokizumab in multiple indications. Under the terms of the agreement, Servier has worldwide rights to cardiovascular disease and diabetes indications and rights outside the United States and Japan to all other indications, including Behçet’s uveitis and other inflammatory and oncology indications. In late 2011, we announced Servier agreed to include the NIU Phase 3 trials under the terms of the collaboration agreement for Behçet’s uveitis. We retain development and commercialization rights for NIU and other inflammatory disease and oncology indications in the United States and Japan and have an option to reacquire rights to cardiovascular disease and diabetes indications from Servier in these territories. Should we exercise this option, we will be required to pay an option fee to Servier and partially reimburse a specified portion of Servier’s incurred development expenses. The agreement contains mutual customary termination rights relating to matters such as material breach by either party. Servier may terminate for safety issues, and we may terminate the agreement, with respect to a particular country or the European Patent Organization (“EPO”) member states, for any challenge to our patent rights in that country or any EPO member state, respectively, by Servier. Servier also has a unilateral right to terminate the agreement for the European Union (“EU”) or for non-EU countries, on a country-by-country basis, or in its entirety, in each case with six months’ notice.

•	In December 2010, we entered into a loan agreement with Servier (the “Servier Loan Agreement”), which provides for an advance of up to €15.0 million and was funded fully in January 2011 with the proceeds converting to approximately $19.5 million at the January 13, 2011, Euro-to-U.S.-dollar exchange rate of 1.3020. This loan is secured by an interest in our intellectual property rights to all gevokizumab indications worldwide, excluding the United States and Japan. The loan has a final maturity date in 2016; however, after a specified period prior to final maturity, the loan is required to be repaid (1) at Servier’s option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (2) using a significant percentage of any upfront, milestone or royalty payments we receive from any third-party collaboration or development partner for rights to gevokizumab in the United States and/or Japan. In addition, the loan becomes immediately due and payable upon certain customary events of default. At June 30, 2014, the €15.0 million outstanding principal balance under this Servier Loan Agreement would have equaled approximately $20.5 million using the June 30, 2014 Euro-to-U.S.-dollar exchange rate of 1.3645.

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

Drug development has inherent risk, and we are required to demonstrate through adequate and well-controlled clinical trials that our product candidates are effective, with a favorable benefit-risk profile for use in their target profiles before we can seek regulatory approvals for their commercial use. It is possible we may never receive regulatory approval for any of our product candidates. Even if a product candidate receives regulatory approval, the resulting product may not gain market acceptance among physicians, patients, healthcare payors and the medical community. In March 2011, we announced our 421-patient Phase 2b trial of gevokizumab in Type 2 diabetes did not achieve the primary endpoint of reduction in hemoglobin A1c (“HbA1c”) after six monthly treatments with gevokizumab compared to placebo. In June 2011, we announced top-line trial results from our six-month 74-patient Phase 2a trial of gevokizumab in Type 2 diabetes, and there were no differences in glycemic control between the drug and placebo groups as measured by HbA1c levels. In March 2014, we reported that despite early positive results in our gevokizumab proof of concept study in patients with erosive osteoarthritis of the hand (“EOA”) and elevated C-reactive protein, the top-line data at Day 168 in that study, as well as data at Day 84 in patients with EOA and non-elevated CRP, were not positive.

Many of our product candidates, including gevokizumab, XMetA, XMetD, XMetS, and XOMA 3AB, require significant additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy and expensive, often taking a number of years. As clinical results frequently are susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly. As a result, it is uncertain whether:

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

The FDA has awarded orphan drug status to gevokizumab for the treatment of non-infectious, intermediate, posterior or pan uveitis, pyoderma gangrenosum , and chronic non-infectious anterior uveitis and Behçet’s uveitis. Under the Orphan Drug Act, the first company to receive FDA approval for gevokizumab for the designated orphan drug indication will obtain seven years of marketing exclusivity, during which time the FDA may not approve another company’s application for gevokizumab for the same orphan indication. Even though we have obtained orphan drug designation for certain indications for gevokizumab and even if we obtain orphan drug designation for our future product candidates or other indications, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval for any particular orphan indication, or we may not obtain approval for an indication for which we have obtained orphan drug designation. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not protect the product effectively from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

Even after FDA approval, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be removed voluntarily from the market.

Even if we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory oversight and review by the FDA and other regulatory entities. The FDA, the European Medicines Agency (“EMA”) or another regulatory agency may impose, as a condition of the approval, ongoing requirements for post-approval studies or post-approval obligations, including additional research and development and clinical trials, and the FDA, EMA or other regulatory agency subsequently may withdraw approval based on these additional trials. For example, we initiated commercial operations in January 2012 through the licensing of U.S. commercial rights to Servier’s ACEON® (perindopril erbumine) and certain U.S. rights to a patent-protected portfolio of fixed dose combination (“FDC”) product candidates where perindopril is combined with other active ingredients to treat cardiovascular disease. Although we transferred the U.S. development and commercialization rights to the perindopril franchise to Symplmed Pharmaceuticals, LLC (“Symplmed”), we continued to hold the ACEON® NDA until transferred in July 2014. As the holder of the ACEON NDA, we were subject to post-approval obligations for ACEON, including that we were required to submit annual reports to the FDA and were responsible for pharmacovigilance activities related to the product.

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

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which none were issued and outstanding as of August 5, 2014, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. In addition, we are authorized to issue, generally without stockholder approval, up to 277,333,332 shares of common stock, of which 107,077,178 were issued and outstanding as of August 5, 2014. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

On February 4, 2011, we entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”) with McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”). From the inception of the 2011 ATM Agreement through June 2014, we issued a total of 7,572,327 shares of common stock under this agreement for aggregate gross proceeds of $14.6 million. The registration statement under which the 2011 ATM was entered expired in June of 2014.

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

Our share price may be volatile and there may not be an active trading market for our common stock.*

There can be no assurance the market price of our common stock will not decline below its present market price or there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2014, through August 5, 2014, the share price of our common stock has ranged from a high of $9.57 to a low of $3.42. Factors contributing to such volatility include, but are not limited to:

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

Our operations may be directly or indirectly subject to various state and federal healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act and state and federal privacy and security laws. These laws may impact, among other things, the commercial operations for any of our product candidates that may be approved for commercial sale.

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

Even approved and marketed products are subject to risks relating to changes in the market for such products. Introduction or increased availability of generic versions of products can alter the market acceptance of branded products. In addition, unforeseen safety issues may arise at any time, regardless of the length of time a product has been on the market.

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

Our financial resources and our marketing experience and expertise are limited. Consequently, our ability to develop products successfully depends, to a large extent, upon securing the financial resources and/or marketing capabilities of third parties other than Servier. For example:

•	In March 2004, we announced we had agreed to collaborate with Chiron Corporation (now Novartis) for the development and commercialization of antibody products for the treatment of cancer. In April 2005, we announced the initiation of clinical testing of the first product candidate out of the collaboration, HCD122, an anti-CD40 antibody, in patients with advanced chronic lymphocytic leukemia. In October 2005, we announced the initiation of the second clinical trial of HCD122 in patients with multiple myeloma. In November 2008, we announced the restructuring of this product development collaboration, which involved six development programs. In exchange for cash and debt reduction on our existing loan facility with Novartis, Novartis has control over the programs, as well as the right to expand the development of these programs into additional indications outside of oncology. Clinical development of at least one of the product candidates is ongoing at Novartis.

•	In March 2005, we entered into a contract with the National Institute of Allergy and Infectious Diseases (“NIAID”) to produce three monoclonal antibodies designed to protect U.S. citizens against the harmful effects of botulinum neurotoxin used in bioterrorism. In July 2006, we entered into an additional contract with NIAID for the development of an appropriate formulation for human administration of these three antibodies in a single injection. In September 2008, we announced we had been awarded an additional contract with NIAID to support our on-going development of drug candidates toward clinical trials in the treatment of botulism poisoning. In October 2011, we announced we had been awarded an additional contract with NIAID to develop broad-spectrum antitoxins for the treatment of human botulism poisoning.

•	We have licensed our bacterial cell expression technology, an enabling technology used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 60 companies. As of August 5, 2014, we were aware of two antibody products manufactured using this technology that have received FDA approval, Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular wet age-related macular degeneration and UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis. In the third quarter of 2009, we sold our LUCENTIS royalty interest to Genentech. In the third quarter of 2010, we sold our CIMZIA royalty interest.

•	On July 24, 2012, Servier and we entered into an agreement with Boehringer Ingelheim to transfer XOMA's technology and processes for the manufacture of gevokizumab to Boehringer lngelheim for Boehringer Ingelheim's implementation and validation in preparation for the commercial manufacture of gevokizumab. Upon the successful completion of the transfer and the establishment of biological comparability, including validation of the XOMA processes as implemented by Boehringer Ingelheim, we intend Boehringer Ingelheim will produce gevokizumab for XOMA's commercial use at its facility in Biberach, Germany. Servier and we retain all rights to the development and commercialization of gevokizumab. Transferring of our technology to Boehringer Ingelheim exposes us to numerous risks, including the possibility that Boehringer Ingelheim may not perform under the agreement as anticipated, and that we will need to successfully conduct a comparability trial demonstrating to the FDA’s satisfaction the similarity between XOMA-manufactured and Boehringer Ingelheim-manufactured product.

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

Our contract manufacturers are required to produce our clinical product candidates under current Good Manufacturing Practices (“cGMP”) to meet acceptable standards for use in our clinical trials and for commercial sale, as applicable. If such standards change, the ability of contract manufacturers to produce our product candidates on the schedule we require for our clinical trials or to meet commercial requirements may be affected. In addition, contract manufacturers may not perform their obligations under their agreements with us or may discontinue their business before the time required by us to successfully produce clinical and commercial supplies of our product candidates.

We and our contract manufacturers are subject to pre-approval inspections and periodic unannounced inspections by the FDA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. Any difficulties or delays in our contractors’ manufacturing and supply of our product candidates or any failure of our contractors to maintain compliance with the applicable regulations and standards could increase our costs, cause us to lose revenue, make us postpone or cancel clinical trials, prevent or delay regulatory approval by the FDA and corresponding state and foreign authorities, prevent the import and/or export of our product candidates, or cause any of our product candidates that may be approved for commercial sale to be recalled or withdrawn.

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

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), the Company experienced ownership changes in 2009 and 2012 which substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year. As of June 30, 2014, the Company has excluded the NOLs and R&D credits that will expire as a result of the annual limitations. To the extent that the Company does not utilize its carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will also expire unused.

Because we are a relatively small biopharmaceutical company with limited resources, we may not be able to attract and retain qualified personnel.

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 180 employees as of August 5, 2014. We may require additional experienced executive, accounting, research and development, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our current and any future collaborators, licensees, suppliers, contractors and consultants are vulnerable to damage from cyber−attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We could experience failures in our information systems and computer servers, which could be the result of a cyber−attack and could result in an interruption of our normal business operations and require substantial expenditure of financial and administrative resources to remedy. System failures, accidents or security breaches can cause interruptions in our operations and can result in a material disruption of our development programs, commercialization activities and other business operations. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Similarly, we rely on third parties to supply components for and manufacture our product and product candidates, conduct clinical trials of our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of gevokizumab or any of our other product candidates could be delayed or otherwise adversely affected.

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

Entities controlled by Felix J. Baker and Julian C. Baker beneficially own approximately 26.7% of our outstanding common stock as of August 5, 2014, which includes warrants to purchase approximately 7.6 million shares of XOMA’s common stock at an exercise price of $1.76 per share. On July 19, 2012, our Board of Directors elected Kelvin Neu, M.D., to serve on our Board of Directors. Dr. Neu is a Managing Director at Baker Bros. Advisors, LLC, an entity controlled by Felix J. Baker and Julian C. Baker. Accordingly, these entities may exert significant influence over us and any action requiring the approval of the holders of our stock, including the election of directors and approval of significant corporate transactions. In addition, on June 12, 2014 we entered into a registration rights agreement with entities affiliated with Felix J. Baker and Julian C. Baker, pursuant to which we subsequently filed a registration statement to register for resale the shares of our common stock (including shares issuable upon the exercise of warrants) held by these entities. Furthermore, conflicts of interest could arise in the future between us, on the one hand, and these entities, on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters.

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

On August 7, 2014, the Company issued a press release announcing the Company’s financial results for the second quarter ended June 30, 2014. A copy of the press release is furnished as Exhibit 99.1 to this report.

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

XOMA Corporation

Date: August 7, 2014	By:	/s/ JOHN VARIAN
John Varian Chief Executive Officer (principal executive officer) and Director

Date: August 7, 2014	By:	/s/ FRED KURLAND
Fred Kurland Vice President, Finance, Chief Financial Officer and Secretary (principal financial and principal accounting officer)

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Form of Certificate of Designations of Series A Preferred Stock	8-K	000-14710	3.1	01/03/2012

4.4	Form of Amended and Restated Warrant (June 2009 Warrants)	8-K	000-14710	10.6	02/02/2010

4.5	Form of Warrant (February 2010 Warrants)	8-K	000-14710	10.2	02/02/2010

4.6	Form of Warrant (December 2011 Warrants)	10-K	000-14710	4.9	03/14/2012

4.7	Form of Warrant (March 2012 Warrants)	8-K	000-14710	4.1	03/07/2012

4.8	Form of Warrant (September 2012 Warrants)	8-K	000-14710	4.10	10/03/2012

4.9	Registration Rights Agreement dated June 12, 2014, by and among XOMA Corporation, 667, L.P., Baker Brothers Life Sciences, L.P., and 14159, L.P.	8-K	00014710	4.1	06/12/2014

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+
Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

99.1+	Press Release dated August 7, 2014

101.INS+	XBRL Instance Document(2)

101.SCH+	XBRL Taxonomy Extension Schema Document(2)

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document(2)

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document(2)

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document(2)

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document(2)

+	Filed herewith
++	Furnished herewith. The information in Exhibit 99.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section or Sections II and 12(a)(2) of the Securities Act of 1933, as amended. The information contained in Exhibit 99.1 shall not be incorporated by reference into any filing with the U.S. Securities and Exchange Commission made by XOMA Corporation, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.