Form 10-Q
period 2014-09-30
XOMA Corp
filed 2014-11-06
CIK 791908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2014
Common Stock, $0.0075 par value	107,394,984

XOMA CORPORATION
FORM 10-Q

i

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

XOMA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$54,060	$101,659
Short-term investments	5,000	19,990
Trade and other receivables, net	3,420	3,781
Prepaid expenses and other current assets	2,348	1,630
Total current assets	64,828	127,060
Property and equipment, net	5,286	6,456
Other assets	819	1,266
Total assets	$70,933	$134,782

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,517	$9,616
Accrued and other liabilities	7,503	9,934
Deferred revenue	1,089	2,218
Interest bearing obligation – current	20,030	5,835
Accrued Interest on interest bearing obligations – current	237	2,042
Total current liabilities	36,376	29,645
Deferred revenue – long-term	2,469	4,105
Interest bearing obligations – long-term	16,556	35,150
Contingent warrant liabilities	33,658	69,869
Total liabilities	89,059	138,769

Stockholders’ deficit:
Common stock, $0.0075 par value, 277,333,332 shares authorized, 107,373,962 and 105,386,216 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	802	787
Additional paid-in capital	1,093,227	1,076,403
Accumulated comprehensive income (loss)	4	(1)
Accumulated deficit	(1,112,159)	(1,081,176)
Total stockholders’ deficit	(18,126)	(3,987)
Total liabilities and stockholders’ deficit	$70,933	$134,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

XOMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
License and collaborative fees	$2,450	$1,574	$4,615	$2,578
Contract and other	2,686	4,738	9,903	20,339
Total revenues	5,136	6,312	14,518	22,917

Operating expenses:
Research and development	20,235	18,198	61,371	51,905
Selling, general and administrative	5,354	5,225	15,768	13,429
Restructuring	-	112	84	209
Total operating expenses	25,589	23,535	77,223	65,543

Loss from operations	(20,453)	(17,223)	(62,705)	(42,626)

Other (expense) income, net:
Interest expense	(1,060)	(1,159)	(3,295)	(3,495)
Other income (expense), net	1,393	(132)	1,332	92
Revaluation of contingent warrant liabilities	5,721	(11,125)	33,685	(25,745)
Net loss before taxes	(14,399)	(29,639)	(30,983)	(71,774)

Provision for income tax benefit	-	15	-	15

Net loss	$(14,399)	$(29,624)	$(30,983)	$(71,759)

Basic net loss per share of common stock	$(0.13)	$(0.34)	$(0.29)	$(0.85)
Diluted net loss per share of common stock	$(0.17)	$(0.34)	$(0.55)	$(0.85)

Shares used in computing basic net loss per share of common stock	107,208	87,033	106,768	84,205
Shares used in computing diluted net loss per share of common stock	114,323	87,033	114,876	84,205

Other comprehensive loss:
Net loss	$(14,399)	$(29,624)	$(30,983)	$(71,759)
Net unrealized (loss) gain on available-for-sale securities	(2)	-	5	-
Comprehensive loss	$(14,401)	$(29,624)	$(30,978)	$(71,759)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(30,983)	$(71,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,398	2,014
Common stock contribution to 401(k)	870	828
Stock-based compensation expense	9,885	3,946
Accrued interest on interest bearing obligations	(1,628)	2,031
Revaluation of contingent warrant liabilities	(33,685)	25,745
Amortization of debt discount, final payment fee on debt, and debt issuance costs	2,041	1,841
Loss on sale costs and retirement of property and equipment	-	281
Unrealized gain on foreign currency exchange	(1,541)	(55)
Unrealized loss on foreign exchange options	326	184
Other non-cash adjustments	(5)	(21)
Changes in assets and liabilities:
Trade and other receivables, net	361	2,637
Prepaid expenses and other assets	(930)	(1,042)
Accounts payable and accrued liabilities	(4,392)	(2,130)
Deferred revenue	(2,534)	(1,436)
Other liabilities	(86)	(1,666)
Net cash used in operating activities	(60,903)	(38,602)

Cash flows from investing activities:
Proceeds from maturities of investments	15,000	40,000
Net purchase of property and equipment	(227)	(1,069)
Net cash provided by investing activities	14,773	38,931

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,523	29,959
Proceeds from exercise of warrants	35	438
Principal payments of debt	(4,875)	(2,083)
Net cash (used in) provided by financing activities	(1,317)	28,314

Effect of exchange rate changes on cash	(152)	-
Net (decrease) increase in cash and cash equivalents	(47,599)	28,643
Cash and cash equivalents at the beginning of the period	101,659	45,345
Cash and cash equivalents at the end of the period	$54,060	$73,988

Supplemental Cash Flow Information:
Cash paid for:
Interest	$2,848	$988
Non-cash investing and financing activities:
Reclassification of contingent warrant liability to equity upon exercise of warrants	$(2,526)	$(1,585)
Interest added to principal balances on long-term debt	$157	$745
Investment in noncontrolling interest	$-	$171

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

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of XOMA and its subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated during consolidation. The unaudited financial statements were prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted under those rules certain footnotes or other financial information can be condensed or omitted. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2014.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of September 30, 2014, the consolidated results of the Company’s operations and the Company’s cash flows for the nine months ended September 30, 2014 and 2013. The interim results of operations are not necessarily indicative of the results that may be expected for the full fiscal year or any other periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an on-going basis, management evaluates its estimates including, but not limited to, those related to contingent warrant liabilities, revenue recognition, research and development expense, long-lived assets, derivative instruments and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates, such as the Company’s billing under government contracts. Under the Company’s contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), the Company bills using NIH provisional rates and thus are subject to future audits at the discretion of NIAID’s contracting office. These audits can result in an adjustment to revenue previously reported which potentially could be significant.

Reclassifications

Certain reclassifications of prior period amounts have been made to the financial statements and accompanying notes to conform to the current period presentation. These reclassifications had no impact on the Company’s previously reported net loss or cash flows.

Concentration of Risk

Cash equivalents, short-term investments and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents, such as money market funds, and short-term investments. The Company has not experienced such issues during 2014.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the nine months ended September 30, 2014, three customers represented 10%, 27% and 50% of total revenue and 13%, 34% and 39% of the accounts receivable balance.

For the nine months ended September 30, 2013, two customers represented 57% and 30% of total revenues and 27% and 50% of the accounts receivable balance.

Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies during the nine months ended September 30, 2014, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of the provisions of ASC 606.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU introduces an explicit requirement for management to assess if there is substantial doubt about an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Disclosures are required if conditions give rise to substantial doubt. ASU 2014-15 is effective for all entities in the first annual period ending after December 15, 2016. The Company is currently assessing the potential effects of this ASU on its consolidated financial statements.

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

Potentially dilutive securities are excluded from the calculation of loss per share if their inclusion is anti-dilutive. The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Common stock options and restricted stock units	8,037	6,825	6,601	6,017
Warrants for common stock	1,910	15,970	1,910	16,106
Total	9,948	22,795	8,511	22,123

For the three and nine months ended September 30, 2014, the following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share of common stock (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2014	2014
Numerator
Net loss before taxes
Basic	$(14,399)	$(30,983)
Adjustment for revaluation of contingent warrant liabilities	5,360	32,510
Diluted	$(19,759)	$(63,493)
Denominator
Weighted average shares outstanding used for basic net loss per share	107,208	106,768
Effect of dilutive warrants	7,115	8,108
Weighted average shares outstanding and dilutive securities used for diluted net income per share	114,323	114,876

For the three and nine months ended September 30, 2013, all potentially dilutive securities outstanding were considered anti-dilutive, and therefore the calculation of basic and diluted net loss per share was the same.

Cash and Cash Equivalents

At September 30, 2014, cash and cash equivalents consisted of demand deposits of $19.5 million and money market funds of $34.6 million with maturities of less than 90 days at the date of purchase. At December 31, 2013, cash and cash equivalents consisted of demand deposits of $18.9 million and money market funds of $82.8 million with maturities of less than 90 days at the date of purchase.

Short-term Investments

At September 30, 2014 and December 31, 2013, short-term investments consisted of U.S. treasury securities of $5.0 million and $20.0 million, respectively, with maturities of greater than 90 days and less than one year from the date of purchase.

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

The January 2014 foreign exchange option expired in January 2014 without being exercised. The January 2016 foreign exchange option was revalued at September 30, 2014 and had a fair value of less than $0.1 million. The Company recognized losses for the three and nine months ended September 30, 2014 of $0.1 million and $0.3 million, respectively, related to the revaluation. The Company recognized a gain for the three months ended September 30, 2013, and a loss for the nine months ended September 30, 2013 of $7,000 and $0.2 million, respectively, related to the revaluation.

Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Accrued payroll and other benefits	$2,928	$3,009
Accrued management incentive compensation	3,187	4,386
Other	1,388	2,539
Total	$7,503	$9,934

Contingent Warrant Liabilities

In March 2012, in connection with an underwritten offering, the Company issued five-year warrants to purchase 14,834,577 shares of XOMA’s common stock at an exercise price of $1.76 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date of such change in control. Due to these provisions, the Company is required to account for the warrants issued in March 2012 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' deficit, or expiration of the warrants. At December 31, 2013, the fair value of the warrant liability was estimated to be $68.7 million using the Black-Scholes Model. The Company revalued the warrant liability at September 30, 2014 using the Black-Scholes Model and recorded the $32.5 million decrease in the fair value as a gain in the revaluation of contingent warrant liabilities line of its condensed consolidated statements of comprehensive loss. The Company also reclassified $2.5 million from contingent warrant liabilities to stockholders’ deficit on its condensed consolidated balance sheets due to the exercise of warrants. As of September 30, 2014, 12,109,418 of these warrants were outstanding and had a fair value of $33.7 million. This decrease in liability is due primarily to the decrease in the market price of XOMA’s common stock at September 30, 2014 compared to December 31, 2013.

In February 2010, in connection with an underwritten offering, the Company issued five-year warrants to purchase 1,260,000 shares of XOMA’s common stock at an exercise price of $10.50 per share. In June 2009, the Company issued warrants to certain institutional investors as part of a registered direct offering. These warrants represent the right to acquire an aggregate of up to 347,826 shares of XOMA’s common stock over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company is required to account for the warrants issued in February 2010 and June 2009 as liabilities at fair value. At December 31, 2013, the fair value of the warrant liability was estimated to be $1.2 million using the Black-Scholes Model. The Company revalued the warrant liability at September 30, 2014 using the Black-Scholes Model and recorded the $1.2 million decrease in the fair value as a gain in the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive loss. As of September 30, 2014, all of these warrants were outstanding and had an aggregate fair value of less than $1,000.

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets and liabilities, therefore requiring an entity to develop its own assumptions.

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

Financial assets and liabilities carried at fair value as of September 30, 2014 and December 31, 2013 were classified as follows (in thousands):

	Fair Value Measurements at September 30, 2014 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$34,566	$-	$-	$34,566
U.S. treasury securities	5,000	-	-	5,000
Foreign exchange options	-	35	-	35
Total	$39,566	$35	$-	$39,601

Liabilities:
Contingent warrant liabilities	$-	$-	$33,658	$33,658

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$82,759	$-	$-	$82,759
U.S. treasury securities	19,990	-	-	19,990
Foreign exchange options	-	361	-	361
Total	$102,749	$361	$-	$103,110

Liabilities:
Contingent warrant liabilities	$-	$-	$69,869	$69,869

(1)  Included in cash and cash equivalents

The fair value of the foreign exchange options at September 30, 2014 and December 31, 2013 was determined using readily observable market inputs from actively quoted markets obtained from various third-party data providers. These inputs, such as spot rate, forward rate and volatility have been derived from readily observable market data, meeting the criteria for Level 2 in the fair value hierarchy.

The fair value of the contingent warrant liabilities at September 30, 2014 and December 31, 2013 was determined using the Black-Scholes Model, which requires unobservable inputs such as the expected term of the warrants, volatility and risk-free interest rate. Changes in this liability are primarily related to fluctuations in the market price of XOMA’s common stock. These inputs are subjective and generally require significant analysis and judgment to derive.

The fair value of the contingent warrant liabilities was estimated using the following range of assumptions at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Expected volatility	43.0% - 68.7%	66.1% - 86.6%
Risk-free interest rate	0.0% - 0.6%	0.1% - 0.8%
Expected term	0.2 - 2.4 years	0.9 - 3.2 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2014 (in thousands):

Contingent warrant liabilities	September 30, 2014
Balance at December 31, 2013	$69,869
Reclassification of contingent warrant liability to equity upon exercise of warrants	(2,526)
Net decrease in fair value of contingent warrant liabilities upon revaluation	(33,685)
Balance at September 30, 2014	$33,658

The net decreases of $5.7 million and $33.7 million in the estimated fair value of the contingent warrant liabilities were recognized as gains in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2014, respectively.

For the three and nine months ended September 30, 2013, the Company recognized net increases of $11.1 million and $25.7 million, respectively in the estimated fair value of the contingent warrant liabilities as losses in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of comprehensive loss.

5.	Long-Term Debt and Other Financings

Novartis Note

In May 2005, the Company executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June 2015. Under the note agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.32% at September 30, 2014, and is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50 million. The Company has made this election for all interest payments thus far. Loans under the note agreement are secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder.

At September 30, 2014 and December 31, 2013, the outstanding principal balance under this note agreement was $13.2 million and $14.8 million, respectively. Pursuant to the terms of the arrangement as restructured in November 2008, the Company will not make any additional borrowings under the Novartis note. Pursuant to the its obligations under the collaboration with Novartis, in January 2014, the Company made a payment, equal to 25 percent of a $7.0 million milestone it received in December 2013, or $1.75 million, toward its outstanding debt obligation to Novartis.

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

The loan matures in 2016; however, after a specified period prior to final maturity, the loan is to be repaid (i) at Servier's option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under the Company’s collaboration agreement and (ii) using a significant percentage of any upfront, milestone or royalty payments the Company receives from any third party collaboration or development partner for rights to gevokizumab in the U.S. and/or Japan.  In addition, the loan becomes immediately due and payable upon certain customary events of default. At September 30, 2014 and December 31, 2013, the outstanding principal balance under this loan was $19.0 million and $20.6 million, respectively, using the September 30, 2014 Exchange Rate of 1.2685 and the December 31, 2013 Exchange Rate of 1.3766. For both the three and nine months ended September 30, 2014, the Company recorded unrealized foreign exchange gains of $0.2 million related to the re-measurement of the loan. For the three and nine months ended September 30, 2013, the Company recorded unrealized foreign exchange losses of $0.8 million and $0.5 million, respectively, related to the re-measurement of the loan.

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

The loan discount is amortized under the effective interest method over the expected five-year life of the loan.  The Company recorded non-cash interest expense of $0.5 million and $1.4 million in the three and nine months ended September 30, 2014, respectively, and $0.4 million and $1.2 million in the three and nine months ended September 30, 2013, respectively, resulting from the amortization of the loan discount. At September 30, 2014 and December 31, 2013, the net carrying value of the loan was $16.6 million and $16.5 million, respectively. For both the three and nine months ended September 30, 2014, the Company recorded unrealized foreign exchange losses of $0.2 million related to the re-measurement of the loan discount, compared to unrealized foreign exchange gains of $0.2 million and $0.1 million, for the same periods in 2013.

The Company believes realization of the benefit and the associated deferred revenue is contingent on the loan remaining outstanding over the five-year contractual term of the loan. If the Company were to stop providing service under the collaboration arrangement and the arrangement is terminated, the maturity date of the loan would be accelerated and a portion of measured benefit would not be realized. As the realization of the benefit is contingent, in part, on the provision of future services, the Company is recognizing the deferred revenue over the expected five-year life of the loan. The deferred revenue is amortized under the effective interest method, and the Company recorded $0.5 million and $1.4 million of related non-cash revenue during the three and nine months ended September 30, 2014, respectively, compared to $0.4 million and $1.2 million for the same periods of 2013.

General Electric Capital Corporation Term Loan

In December 2011, the Company entered into a loan agreement with General Electric Capital Corporation (“GECC”) (the “GECC Loan Agreement”), under which GECC agreed to make a term loan in an aggregate principal amount of $10 million (the “Term Loan”) to the Company, and upon execution of the GECC Loan Agreement, GECC funded the Term Loan. As security for its obligations under the GECC Loan Agreement, the Company granted a security interest in substantially all of its existing and after-acquired assets, excluding its intellectual property assets (such as those relating to its gevokizumab and anti-botulism products). The Term Loan accrued interest at a fixed rate of 11.71% per annum and was to be repaid over a period of 42 consecutive equal monthly installments of principal and accrued interest and was due and payable in full on June 15, 2015. The Company incurred debt issuance costs of approximately $1.3 million in connection with the Term Loan and was required to pay a final payment fee equal to $500,000 on the maturity date, or such earlier date as the Term Loan is paid in full. The debt issuance costs and final payment fee were being amortized and accreted, respectively, to interest expense over the term of the Term Loan using the effective interest method.

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

At September 30, 2014 and December 31, 2013, the outstanding principal balance under the Amended Term Loan was $6.3 million and $9.4 million, respectively.

Interest Expense

Interest expense and amortization of debt issuance costs and discounts, recorded as other expense in the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2014 and 2013 are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest expense
Servier loan	$583	$547	$1,770	$1,600
GECC term loan	398	508	1,268	1,584
Novartis note	79	90	234	272
Other	-	14	23	39
Total interest expense	$1,060	$1,159	$3,295	$3,495

6.	Income Taxes

The Company did not recognize any income tax expense for the three and nine months ended September 30, 2014. The Company recognized $15,000 of income tax benefit for the three and nine months ended September 30, 2013. The Company’s effective tax rate will fluctuate from period to period due to several factors inherent in the nature of the Company’s operations and business transactions. The factors that most significantly impact this rate include the variability of licensing transactions in foreign jurisdictions.

Accounting standards provide for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and carry-back potential, it has determined that total deferred tax assets should be fully offset by a valuation allowance.

7.	Stock-based Compensation

In the nine months ended September 30, 2014, the Board of Directors of the Company approved grants under the Company’s Long Term Incentive Plan for an aggregate of 1,846,089 stock options and an aggregate of 1,493,594 RSUs to certain employees of the Company. The stock options vest monthly over four years, and the RSUs vest annually over three years, in equal increments.

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

The fair value of the stock options granted was estimated based on the following weighted average assumptions for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Dividend yield	0%	0%	0%	0%
Expected volatility	88%	92%	93%	92%
Risk-free interest rate	1.79%	1.43%	1.72%	0.87%
Expected term	5.6 years	5.6 years	5.6 years	5.6 years

Stock option activity for the nine months ended September 30, 2014 was as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2013	7,218,241	$8.42	6.75	$18,213
Granted	1,846,089	6.75
Exercised	(862,622)	4.02
Forfeited, expired or cancelled	(417,567)	15.45
Options outstanding at September 30, 2014	7,784,141	$8.13	6.97	$5,609
Options exercisable at September 30, 2014	4,729,821	$10.24	5.78	$3,511

The valuation of RSUs is determined at the date of grant using the closing stock price. To establish an estimate of forfeiture rate, the Company considers its historical experience of forfeitures and terminations.

Unvested RSU activity for the nine months ended September 30, 2014 is summarized below:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested balance at December 31, 2013	1,738,037	$2.73
Granted	1,493,594	6.51
Vested	(693,566)	3.96
Forfeited	(178,416)	4.12
Unvested balance at September 30, 2014	2,359,649	$5.00

The following table shows total stock-based compensation expense included in the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Research and development	$1,765	$474	$5,124	$1,904
Selling, general and administrative	1,772	753	4,761	2,042
Total stock-based compensation expense	$3,537	$1,227	$9,885	$3,946

8.	Collaborative, Licensing and Other Arrangements

NIAID

During the current quarter, upon the completion of a NIAID review of hours and external expenses related to the $65 million NIAID 3 contract spanning the years 2008 to 2013, XOMA agreed to exclude certain hours and external expenses resulting in a $1.8 million adjustment to decrease previously invoiced balances. The adjustment was offset by a $1.9 million deferred revenue balance that was previously recorded as a result of a rate adjustment for the period January 1, 2007 to December 31, 2009. In the current quarter, we have reduced our accounts receivable and deferred revenue by $1.8 million to reflect the final settlement of the 2008 to 2013 hours and external expense review.

Revenue related to the NIAID 3 and NIAID 4 contracts is billed on actual hours incurred by XOMA employees, multiplied by full-time equivalent (“FTE”) rates that are based on estimated labor, materials and overhead costs, plus a mark-up. These FTE rates are agreed upon at the beginning of the contract and are routinely subject to review or audit by the contracting office. Under our contracts with NIAID, a part of the NIH, we bill using NIH provisional rates and thus are subject to future audits at the discretion of NIAID’s contracting office. These audits can result in upward or downward adjustments to previously reported revenues which potentially could be significant.

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

Overview

We specialize in the discovery and development of innovative antibody-based therapeutics that have unique properties due to interaction at target protein sites that are called “allosteric” because they are not within the core area of target action. This allows up- or down-modulation of target activity as desired and may impart a selectivity or safety advantage against certain targets compared to more traditional modes of action. Our lead drug candidate, gevokizumab, is a proprietary potent, humanized allosteric-modulating monoclonal antibody that binds to the inflammatory cytokine interleukin-1 beta (“IL-1 beta”). We believe that by targeting IL-1 beta, gevokizumab has the potential to address the underlying inflammatory causes of a wide range of diseases that have been identified as having unmet medical needs.

Together with our development partner, Les Laboratoires Servier (“Servier”), a leading independent French pharmaceutical company, we initiated four Phase 3 clinical trials evaluating gevokizumab for the treatment of non-infectious intermediate, posterior or pan-uveitis (“NIU”) and Behçet’s disease uveitis, a severe subset of NIU. We are responsible for all of the clinical study sites in the United States, and Servier is responsible for all of the clinical study sites outside of the United States. These studies are known as the EYEGUARD™ program, which includes EYEGUARD-A (patients with active NIU), EYEGUARD-B (patients with Behçet’s disease uveitis), EYEGUARD-C (patients currently controlled with systemic treatment), and EYEGUARD-US (a study in patients with Behçet’s disease uveitis being conducted in study centers in the United States).

Our strategy is to pursue Behçet's disease uveitis as our first indication for gevokizumab in the United States.  In September 2014, we opened the EYEGUARD-US supplemental clinical study to patients at study sites located in the United States.  The objective of this trial is to assess the efficacy and safety of gevokizumab in treating Behçet's disease uveitis.  Upon the successful completion of SERVIER’s EYEGUARD-B study, we intend to meet with the U.S. Food and Drug Administration (“FDA”) to review the Phase 3 EYEGUARD-B data together with the data from the two Behçet’s disease uveitis Phase 2 studies conducted independently by XOMA and Servier.  We believe the seriousness of this disease and the small patient population warrant consideration for approval on a single pivotal study, as there is significant precedence for regulatory approval based upon a single study for indications of similar seriousness in patient populations.  Should EYEGUARD-B successfully demonstrate that Behçet’s disease uveitis patients receiving gevokizumab took longer to exacerbate than the placebo-treated patients during the tapering of administered steroids, we believe we will be in position to begin the Biologics License Application (“BLA”) submission process.  The supplemental EYEGUARD-US study may be used in one of several ways.  It may not be required for the initial BLA submission so that it merely provides further information as to U.S. physicians’ and patients’ experiences with gevokizumab.  It may be required for the FDA’s review of our submission but for informational purposes without being considered a pivotal study.  In this case, the study would be unmasked at a predetermined time when we are in a position to submit the BLA.  Finally, it may be required by the FDA as a second pivotal study of U.S. Behçet’s disease uveitis patients in order for FDA to accept our submission.  We’ve designed the EYEGUARD-US study to fulfill whatever directive we are given by the Agency.  We are prepared to respond as quickly as possible to any of the anticipated outcomes from our pre-BLA meeting.

In addition to the NIU clinical trials, we also are studying gevokizumab in pyoderma gangrenosum (“PG”), a rare ulcerative skin disease which is a specific indication under the umbrella of diseases known as neutrophilic dermatosis. Patients experience painful expanding skin ulcers that have a significant impact on their quality of life.  Approximately 50 to 70 percent of the PG patient population has an underlying systemic condition, while the remainder is idiopathic (unknown cause).  The most prevalent underlying conditions are ulcerative colitis and Crohn's disease.  The prognosis for PG is directly linked to the patient's response to therapy for the underlying disease.  Physicians treat patients with systemic therapies that are approved for the underlying disease and topical therapies applied directly to the ulcers, yet published literature suggests current therapies can take six months to stop the ulcers from expanding and over eleven months to heal.  Despite the ongoing use of systemic therapy, up to 46 percent of patients experience a relapse.  The U.S. Department of Health and Human Services' National Institutes of Health's Office of Rare Disease Research lists PG occurring in about one per 100,000 people.  Claims data compiled over the past three years indicate the number of diagnosed PG patients in the U,S. ranges between 11,000 and 14,000 annually.

Based upon what we believe are compelling data from our pilot study in patients with PG, we requested and in March 2014 held a meeting with the FDA to solicit feedback on our proposed Phase 3 clinical development program.   Final comments from the FDA were received in the third quarter of 2014. The Phase 3 program includes two double-blind, placebo-controlled clinical studies, each of which is designed to enroll 58 patients with active PG to receive gevokizumab 60 mg or placebo dosed subcutaneously once monthly, in addition to their current treatment regimen of low-dose corticosteroids and/or immunosuppressants.  The primary endpoint is the complete closure of the PG target ulcer determined at Day 126 and confirmation of complete closure a minimum of two weeks later on or after Day 140. In October 2014, we opened the first of two pivotal Phase 3 gevokizumab studies in PG.

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

We also have ongoing clinical studies assessing gevokizumab’s potential to treat several other rare diseases. Two studies are being conducted in collaboration with the U.S. National Institutes of Health (“NIH”). In March 2013, we announced a gevokizumab study in patients with non-infectious anterior scleritis had opened for enrollment at the National Eye Institute. In August 2013, we announced a gevokizumab clinical study in patients with inflammatory autoimmune inner ear disease run by the North Shore-Long Island Jewish Health System in collaboration with the National Institute on Deafness and Other Communication Disorders.

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

Our proprietary pipeline includes classes of allosteric modulating antibodies that activate, sensitize or deactivate the insulin receptor in vivo, which we have named XMet. Insulin is the major hormone for lowering blood glucose levels.  Abnormal increases in insulin secretion can lead to profound hypoglycemia (low blood sugar), a state that may result in significant morbidities including cerebral damage and epilepsy.  In some instances, profound hypoglycemia can result in fatality. There are three programs in the XMet portfolio, XMetD, which is designed to deactivate the insulin receptor, XMetA, which is designed to activate the insulin receptor, and XMetS, which is designed to sensitize the insulin receptor when in an insulin resistant state.  These programs are highly novel as the antibodies bind to different sites on the insulin receptor than currently marketed drugs.

The lead compound from XOMA’s XMetD program, XOMA 358 is a fully human monoclonal allosteric modulating antibody that binds to insulin receptors and attenuates insulin action.  It is designed to negatively modulate the insulin receptor and its downstream signaling capabilities.  We launched clinical development activities for XOMA 358 in October 2014, with the first patient dosed in our Phase 1 safety and tolerability study.  We intend to investigate this compound as a novel treatment for non-drug-induced, endogenous hyperinsulinemic hypoglycemia (low blood glucose caused by excessive insulin produced by the body).  A therapy that safely and effectively mitigates insulin-induced hypoglycemia has the potential to address a significant unmet therapeutic need for certain rare medical conditions associated with hyperinsulinism.

We intend to retain full ownership of the compounds in XMetD, as it aligns with our focus to develop products for diseases with significant unmet medical need and treated by the specialist prescriber.  We intend to license XMetA and XMetS to a pharmaceutical company with expertise in developing and commercializing compounds for Types 1 and 2 diabetes.   This portfolio of antibodies represents potential new therapeutic approaches to the treatment of diabetes and several rare diseases that have insulin involvement.

We have developed these and other antibodies using some or all of our ADAPT™ antibody discovery and development platform, our ModulX™ technologies for generating allosterically modulating antibodies, and our OptimX™ technologies for optimizing biophysical properties of antibodies, including affinity, immunogenicity, stability and manufacturability.

Our biodefense initiatives include XOMA 3AB, XOMA 3B and XOMA 3E, biodefense anti-botulism product candidates comprised of combinations of multiple antibodies directed against botulinum toxin serotypes A, B and E respectively, XOMA 3AB has been developed through funding from the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the NIH. A Phase 1 trial was completed on XOMA 3AB, with no product-related serious adverse events. In January 2012, we announced that we will complete our NIAID biodefense contracts currently in place but will not actively pursue future contracts.  Should the government choose to acquire XOMA 3AB or other biodefense products in the future, we expect to be able to produce these antibodies through an outside manufacturer.

We also have developed antibody product candidates with premier pharmaceutical companies including Novartis AG (“Novartis”) and Takeda Pharmaceutical Company Limited.  Clinical development of at least one of the product candidates is ongoing at each of these two companies. Pursuant to the agreement with Novartis, XOMA reacquired the development rights to one of the product candidates.

Significant Developments in the First Three Quarters of 2014

  Gevokizumab

•	On February 24, 2014, we announced that gevokizumab has been granted Orphan Drug Designation by the FDA for the treatment of PG.

•	On March 4, 2014, we reported that despite early positive results in the first of two Phase 2 programs in patients with EOA, the top-line data at Day 168 in that study, as well as data at Day 84 in the second study, were not positive. These results led to our decision not to pursue Phase 3 testing in the broad EOA population. We will continue to review the data to determine if there is a subgroup of the EOA population that could benefit from gevokizumab therapy.

•	In the second quarter of 2014, we finalized our plans for our gevokizumab Phase 3 program in PG, and submitted the protocols to the FDA for any further comments. Final comments from the FDA were received in the third quarter of 2014. The Phase 3 program will include two double-blind, placebo-controlled clinical studies, each of which is designed to enroll 58 patients with active PG. The primary endpoint is the complete closure of the PG target ulcer determined at Day 126 and confirmation of complete closure a minimum of two weeks later at Day 140.

•	On September 30, 2014, we announced we opened the EYEGUARD-US supplemental clinical study to patients at study sites located in the United States. The objective of this trial is to assess the efficacy and safety of gevokizumab in treating Behçet's disease uveitis. Upon the successful completion of SERVIER’s EYEGUARD-B study, we intend to meet with the U.S. Food and Drug Administration (“FDA”) to review the Phase 3 EYEGUARD-B data together with the data from the two Behçet’s uveitis Phase 2 studies conducted by XOMA and Servier. Should EYEGUARD-B successfully demonstrate that Behçet’s disease uveitis patients receiving gevokizumab took longer to exacerbate than the placebo-treated patients during the tapering of administered steroids, we believe we will be in position to begin the Biologics License Application (“BLA”) submission process. The supplemental EYEGUARD-US study may be used in one of several ways. It may not be required for the initial BLA submission so that it merely provides further information as to U.S. physicians and patients’ experiences with gevokizumab. It may be required for the FDA’s review of our submission but for informational purposes without being considered a pivotal study. In this case, the study would be unmasked at a predetermined time when we are in a position to submit the BLA. Finally, it may be required by the FDA as a second pivotal study of U.S. Behçet’s disease uveitis patients in order for FDA to accept our submission. We’ve designed the EYEGUARD-US study to fulfill whatever directive we are given by the FDA. We are prepared to respond as quickly as possible to any of the anticipated outcomes from our pre-BLA meeting.

•	In the third quarter of 2014, we granted a non-exclusive license for our innovative design of a manufacturing facility to the Texas A&M University System. The patented technology relates to a flexible arrangement of mobile clean rooms (“MCRs”) within the manufacturing facility, with each MCR providing a portable, self-contained environment for product manufacture. The flexible manufacturing facility design allows MCRs to connect easily and quickly to a central supply of utilities such as air, water, and electricity. The unique arrangement facilitates flexible design and eliminates change-over downtime. This translates into significantly reduced capital expenditures, production costs, and maintenance costs, while offering meaningful time advantages over conventional manufacturing facilities. When MCRs are not in use, they can be easily moved to cleaning/refurbishing areas and prepared MCRs can be "plugged in" for manufacturing. The A&M System will use MCRs for certain government programs at The National Center for Therapeutics Manufacturing (“NCTM”) facility, a multidisciplinary workforce education institution and biopharmaceutical manufacturing center, located at Texas A&M University in College Station, Texas.

•	In July 2014, we completed the transfer of our U.S. marketing rights in ACEON to Symplmed and are no longer selling this drug product.

Results of Operations

Revenues

Total revenues for the three and nine months ended September 30, 2014 and 2013, were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
License and collaborative fees	$2,450	$1,574	$876	$4,615	$2,578	$2,037
Contract and other	2,686	4,738	(2,052)	9,903	20,339	(10,436)
Total revenues	$5,136	$6,312	$(1,176)	$14,518	$22,917	$(8,399)

License and Collaborative Fees

License and collaborative fees include fees and milestone payments related to the out-licensing of our products and technologies. The increases in license and collaborative fee revenue for the three and nine months ended September 30, 2014, as compared to the same periods of 2013, was due primarily to revenue of $1.6 million and $2.7 million, respectively, in milestone payments relating to various out-licensing arrangements, partially offset by a milestone payment achieved during the three and nine months ended September 30, 2013, of $0.8 million. The generation of future revenue related to license fees and other collaborative arrangements is dependent on our ability to attract new licensees to our antibody technologies and new collaboration partners.

Contract and Other Revenue

Contract and other revenues include agreements where we provide contracted research and development services to our contract and collaboration partners, including Servier and NIAID. Contract and other revenues also include net product sales and royalties. The following table shows the activity in contract and other revenue for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
NIAID	$2,101	$2,614	$(513)	$7,276	$6,770	$506
Servier	621	1,399	(778)	2,580	11,882	(9,302)
Other	(36)	725	(761)	47	1,687	(1,640)
Total contract and other	$2,686	$4,738	$(2,052)	$9,903	$20,339	$(10,436)

The decrease in revenue from Servier for both the three and nine months ended September 30, 2014, as compared with the same periods of 2013, was due primarily to a decrease in reimbursements due to our collaboration with Servier meeting the initial $50 million cap of fully reimbursable NIU costs during the third quarter of 2013. Servier and XOMA will each pay 50% of remaining NIU clinical development and CMC costs. Also contributing to the decrease in revenue from Servier for the nine months ended September 30, 2014, as compared to the same period of 2013 was a $3.9 million receipt for the partial funding of a Phase 3 trial received from Servier in the first quarter of 2013 for a fixed dose combination product to treat hypertension which was later sold to another company with continued XOMA financial interest.

NIAID related revenue decreased by $0.5 million and increased by $0.5 million for the three and nine months ended September 30, 2014, respectively as compared to the same periods of 2013.

The net decrease for the third quarter 2014 as compared to the same period of 2013 resulted from a decrease of $0.9 million in revenue in connection with NIAID Contract HHSN272200800028C (“NIAID 3”).  NIAID 3 revenue decreased primarily due to a deferral of third quarter 2014 revenue pending the completion of a rate audit covering the periods from January 1, 2010 to December 31, 2012.  The decrease was partially offset by increased activity in connection with NIAID Contract HHSN27220110031C (“NIAID 4”).  The net increase for the nine month period ending September 31, 2014 is due to increased activity in the NIAID 4 contract.

During the current quarter, upon the completion of a NIAID review of hours and external expenses related to the $65 million NIAID 3 contract spanning the years 2008 to 2013, XOMA agreed to exclude certain hours and external expenses resulting in a $1.8 million adjustment to decrease previously invoiced balances.  The adjustment was offset by a $1.9 million deferred revenue balance that was previously recorded as a result of a rate adjustment for the period January 1, 2007 to December 31, 2009.  In the current quarter, we have reduced our accounts receivable and deferred revenue by $1.8 million to reflect the final settlement of the 2008 to 2013 hours and external expense review.

Revenue related to the NIAID 3 and NIAID 4 contracts is billed on actual hours incurred by XOMA employees, multiplied by full-time equivalent (“FTE”) rates that are based on estimated labor, materials and overhead costs, plus a mark-up.  These FTE rates are agreed upon at the beginning of the contract and are routinely subject to review or audit by the contracting office.  Under our contracts with NIAID, a part of the NIH, we bill using NIH provisional rates and thus are subject to future audits at the discretion of NIAID’s contracting office.  These audits can result in upward or downward adjustments to previously reported revenues which potentially could be significant.

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

Research and development expenses were $20.2 million and $61.4 million for the three and nine months ended September 30, 2014, respectively, compared with $18.2 million and $51.9 million for the same periods of 2013. The increase for the three months ended September 30, 2014, as compared to the same period of 2013 was due primarily to a $2.3 million increase in clinical trial cost driven by increased activity under our gevokizumab clinical program and a $1.7 million increase in salaries and related personnel costs, mostly driven by stock-based compensation, partially offset by decreases in external manufacturing, related to the timing of activities performed and outside preclinical development spending of $1.1 million and $0.8 million, respectively. The increase for the nine months ended September 30, 2014, as compared to the same period of 2013 was due primarily to a $4.4 million increase in salaries and related personnel costs, mostly driven by stock-based compensation, increase in clinical trial costs and consulting services, of $4.0 million and $0.6 million respectively, driven by increased activity under our gevokizumab clinical program, and a $0.8 million increase in legal costs.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $8.1 million and $25.0 million in research and development salaries and employee-related expenses for the three and nine months ended September 30, 2014, respectively, as compared with $6.4 million and $20.6 for the same periods of 2013. The increase for the three months ended September 30, 2014, as compared to the same period of 2013 was due primarily to a $1.3 million increase in stock-based compensation, which is a non-cash expense and a $0.4 million increase in salaries and related personnel costs. The increase for the nine months ended September 30, 2014, as compared to the same period of 2013 was due primarily to a $3.2 million increase in stock-based compensation, which is a non-cash expense, and a $1.2 million increase in salaries and related personnel costs.

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Earlier stage programs	$1,357	$10,310	$21,805	$28,429
Later stage programs	18,878	7,888	39,566	23,476
Total	$20,235	$18,198	$61,371	$51,905

Our research and development activities also can be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements approximate the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Internal projects	$12,578	$10,915	$38,651	$30,892
Collaborative and contract arrangements	7,657	7,283	22,720	21,013
Total	$20,235	$18,198	$61,371	$51,905

For the three and nine months ended September 30, 2014, the gevokizumab program, for which we incurred the largest amount of expense, accounted for more than 40% but less than 50% of our total research and development expenses. Two other development programs, XMet and NIAID, accounted for more than 10% but less than 20% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expenses for the three and nine months ended September 30, 2014. For the three and nine months ended September 30, 2013, the gevokizumab program, for which we incurred the largest amount of expense, accounted for more than 40% but less than 50% of our total research and development expenses. A second development program, XMet, accounted for more than 20% but less than 30% of our total research and development expenses and a third development program, NIAID, accounted for more than 10% but less than 20% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expenses for the three and nine months ended September 30, 2013.

We expect our research and development spending during the remainder 2014 to be comparable to the same period of 2013 primarily due to our ongoing global Phase 3 clinical program for gevokizumab for the NIU indications, our Phase 3 clinical program for gevokizumab for the PG indication, our ongoing gevokizumab Phase 2 POC program, and the continued development of our XMet program.

Future research and development spending also may be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. Selling, general and administrative expenses were $5.4 million and $15.8 million for the three and nine months ended September 30, 2014, respectively, compared with $5.2 million and $13.4 million for the same periods of 2013. The increase for the three months ended September 30, 2014, as compared to the same period of 2013 was due primarily to a $1.0 million increase in stock-based compensation, which is a non-cash expense, and a $0.5 million increase in salaries and related personnel costs, partially offset by $0.9 million and $0.5 million decreases in professional service fees and legal costs, respectively. The increase for the nine months ended September 30, 2014, as compared to the same period of 2013 was due primarily to a $2.8 million increase in stock-based compensation, which is a non-cash expense, and a $1.0 million increase in salaries and related personnel costs, partially offset by a $1.0 million and $0.8 million decreases in legal and professional service fees, respectively.

Other Income (Expense), Net

Interest Expense

Interest expense and amortization of debt issuance costs and discounts are shown below for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Interest expense
Servier loan	$583	$547	$36	$1,770	$1,600	$170
GECC term loan	398	508	(110)	1,268	1,584	(316)
Novartis note	79	90	(11)	234	272	(38)
Other	-	14	(14)	23	39	(16)
Total interest expense	$1,060	$1,159	$(99)	$3,295	$3,495	$(200)

Other Income (Expense), Net

Other income (expense), net primarily consisted of unrealized gains (losses). The following table shows the activity in other expense for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Other income (expense), net
Unrealized foreign exchange gain (loss) (1)	$1,452	$(322)	$1,774	$1,693	$(57)	$1,750
Realized foreign exchange gain (loss)	19	(2)	21	(68)	26	(94)
Unrealized (loss) gain on foreign exchange options	(87)	7	(94)	(326)	(184)	(142)
Other	9	185	(176)	33	307	(274)
Total other income (expense)	$1,393	$(132)	$1,525	$1,332	$92	$1,240

(1)  Unrealized foreign exchange gain (loss) for the three and nine months ended September 30, 2014 and 2013 primarily relates to the re-measurement of the €15 million Servier loan.

Revaluation of Contingent Warrant Liabilities

In March 2012, in connection with an underwritten offering, we issued five-year warrants to purchase 14,834,577 shares of XOMA’s common stock at an exercise price of $1.76 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date of such change in control. Due to these provisions, we are required to account for the warrants issued in March 2012 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' deficit, or expiration of the warrants. At December 31, 2013, the fair value of the warrant liability was estimated to be $68.7 million using the Black-Scholes Model. We revalued the warrant liability at September 30, 2014 using the Black-Scholes Model and recorded the $32.5 million decrease in the fair value as a gain in the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive loss. We also reclassified $2.5 million from contingent warrant liabilities to stockholders’ deficit on our consolidated balance sheets due to the exercise of warrants. As of September 30, 2014, 12,109,418 of these warrants were outstanding and had a fair value of $33.7 million. This decrease in liability is due primarily to the decrease in the market price of XOMA’s common stock at September 30, 2014 compared to December 31, 2013.

In February 2010, in connection with an underwritten offering, we issued five-year warrants to purchase 1,260,000 shares of XOMA’s common stock at an exercise price of $10.50 per share. In June 2009, we issued warrants to certain institutional investors as part of a registered direct offering. These warrants represent the right to acquire an aggregate of up to 347,826 shares of XOMA’s common stock over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, we are required to account for the warrants issued in February 2010 and June 2009 as liabilities at fair value. At December 31, 2013, the fair value of the warrant liability was estimated to be $1.2 million using the Black-Scholes Model. We revalued the warrant liability at September 30, 2014 using the Black-Scholes Model and recorded the $1.2 million decrease in the fair value as a gain in the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive loss. As of September 30, 2014, all of these warrants were outstanding and had an aggregate fair value of less than $1,000.

The following table provides a summary of the changes in fair value of contingent warrant liabilities for the nine months ended September 30, 2014 (in thousands):

Contingent warrant liabilities	September 30, 2014
Balance at December 31, 2013	$69,869
Reclassification of contingent warrant liability to equity upon exercise of warrants	(2,526)
Net decrease in fair value of contingent warrant liabilities upon revaluation	(33,685)
Balance at September 30, 2014	$33,658

Income Taxes

We did not recognize any income tax expense for the three and nine months ended September 30, 2014.We recognized income tax benefit of $15,000 for the three and nine months ended September 30, 2013.

We do not expect the unrecognized tax benefits to change significantly over the next twelve months. We will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of September 30, 2014, we have not accrued interest or penalties related to uncertain tax positions.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, our working capital and our cash flow activities as of the end of, and for each of, the periods presented (in thousands):

	September 30, 2014	December 31, 2013	Change
Cash and cash equivalents	$54,060	$101,659	$(47,599)
Short-term investments	$5,000	$19,990	$(14,990)
Working Capital	$28,452	$97,415	$(68,963)

	Nine months ended September 30,
	2014	2013	Change

Net cash used in operating activities	$(60,903)	$(38,602)	$(22,301)
Net cash provided by investing activities	14,773	38,931	(24,158)
Net cash (used in) provided by financing activities	(1,317)	28,314	(29,631)
Effect of exchange rate changes on cash	(152)	-	(152)
Net (decrease) increase in cash and cash equivalents	$(47,599)	$28,643	$(76,242)

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

Cash Used in Operating Activities

The increase in net cash used in operating activities for the nine months ended September 30, 2014 as compared with the same period in 2013 was primarily due to an increase in research development spending relating to our gevokizumab clinical development programs and preclinical development activities related to XMet platform, a $2.0 million payment of accrued interest on our loan with Servier in the first quarter of 2014, and the absence of a $3.9 million receipt for the partial funding of a Phase 3 trial received from Servier in the first quarter of 2013 for a fixed dose combination product to treat hypertension which was later sold to another company with continued XOMA financial interest. Also contributing to the increase in cash used was lower cash receipts related to a decrease in reimbursements due to our collaboration with Servier meeting the initial $50 million cap of fully reimbursable NIU costs during the third quarter of 2013 and the increase of $3.7 million accrued interest related to our long term debt and financing agreements.

Cash Provided by Investing Activities

Net cash provided by investing activities decreased by $24.2 million for the nine months ended September 30, 2014, compared with the same period of 2013, primarily due to the maturity of $40.0 million in short-term investments during the first nine months of 2013 compared to the maturity of $15.0 million in short-term investments during the first nine months of 2014.

Cash Used in Financing Activities

Net cash used in financing activities was $1.3 million for the nine months ended September 30, 2014, compared with net cash provided by financing activities of $28.3 million for the same period of 2013. Cash used in financing activities in the first nine months of 2014 related to $4.9 million of principal payments on our loans with GECC and Novartis, partially offset by $3.5 million of net proceeds received from employee stock purchases and warrant exercises..  Cash provided by financing activities in the first nine months of 2013 related to $30.0 million of net proceeds received from sale of common stock and employee stock purchases partially offset by, $2.1 million of principal payments on our loan with GECC.

*            *            *

We have incurred significant operating losses and negative cash flows from operations since our inception. At September 30, 2014, we had cash, cash equivalents, and short-term investments of $59.1 million. During 2014, we expect to continue using our cash, cash equivalents and short-term investments to fund ongoing operations. Additional licensing, antibody discovery and development collaboration agreements, government funding and financing arrangements may positively impact our cash balances. Based on our cash reserves and anticipated spending levels, anticipated cash inflows from collaborations, biodefense contracts, licensing transactions, funding availability included under our loan agreements, the proceeds from our equity offerings which are dependent on successful clinical results, and other sources of funding that we believe to be available, we estimate that we will have sufficient cash resources to meet our anticipated net cash needs for the next twelve months. Any significant revenue shortfalls, increases in planned spending on development programs or more rapid progress of development programs than anticipated, as well as the unavailability of anticipated sources of funding, could shorten this period.  If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs. Progress or setbacks by potentially competing products may also affect our ability to raise new funding on acceptable terms.

Critical Accounting Estimates

Critical accounting estimates are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, revenue recognition, income taxes, contingent warrant liabilities, and stock-based compensation to be critical policies. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2014, as compared with those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 12, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. Our market risks related to interest rate sensitivities at September 30, 2014, have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2013 filed with the SEC.

Foreign Currency Risk

We hold debt, incur expenses, and may be owed milestones denominated in foreign currencies. The amount of debt owed, expenses incurred, or milestones owed to us will be impacted by fluctuations in these foreign currencies. When the U.S. Dollar weakens against foreign currencies, the U.S. Dollar value of the foreign-currency denominated debt, expense, and milestones increases, and when the U.S. Dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated debt, expense, and milestones decreases. Consequently, changes in exchange rates will affect the amount we are required to repay on our €15.0 million loan from Servier and may affect our results of operations. We estimate that a hypothetical 0.01 change the Euro to USD exchange rate could increase or decrease our unrealized gains or losses by approximately $0.3 million.

Our loan from Servier was fully funded in January 2011, with the proceeds converting to approximately $19.5 million using the January 13, 2011 Euro to U.S. dollar exchange rate of 1.3020.  At September 30, 2014, the €15.0 million outstanding principal balance under the Servier Loan Agreement would have equaled approximately $19.0 million using the September 30, 2014 Euro to USD exchange rate of 1.2685. In May 2011, in order to manage our foreign currency exposure relating to our principal and interest payments on our loan from Servier, we entered into two foreign exchange option contracts to buy €1.5 million and €15.0 million in January 2014 and January 2016, respectively. Upfront premiums paid on these foreign exchange option contracts totaled $1.5 million. The January 2014 option expired in January 2014 without being exercised and the January 2016 option had a fair value of less than $0.1 million at September 30, 2014. Our use of derivative financial instruments represents risk management; we do not enter into derivative financial contracts for trading purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Vice President, Finance, Chief Financial Officer and Secretary (our principal financial and principal accounting officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, management has concluded that as of September 30, 2014, the Company’s disclosure controls and procedures were not effective at the reasonable level of assurance. As disclosed in our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2014, we identified a material weakness in internal control over financial reporting specifically as it relates to adequately designed controls to ensure the appropriate calculation and disclosure of diluted earnings (loss) per share as it applies to our March 2012 warrants in accordance with U.S. GAAP. Our March 31, 2014 diluted loss per share calculation did not properly exclude the gain on revaluation of the March 2012 warrants or adjust the denominator for the assumed exercise of these warrants. Management identified a lack of sufficient oversight and review to ensure the complete and proper application of U.S. GAAP as it relates to complex warrant transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Despite the existence of this material weakness, we believe the condensed consolidated financial statements included in this Form 10-Q for the quarter ended September 30, 2014 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.
Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that, other than described below, there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

We have implemented improvements in our internal controls over financial reporting to address the material weakness described above, including performing a more effective quarterly review of our diluted earnings (loss) per share calculation. We expect that the material weakness will be remediated in 2014, once these controls have been operational for a sufficient period of time to allow management to test and conclude that the controls are operating effectively.

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

Because our product candidates are still being developed, we will require substantial funds to continue; we cannot be certain that funds will be available, and if they are not available, we may be forced to delay, reduce, or eliminate our product development programs or to take actions that could adversely affect your investment and may not be able to continue operations.*

We will need to commit substantial funds to continue development of our product candidates, and we may not be able to obtain sufficient funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. If we raise additional funds through collaboration and licensing arrangements with third parties, we may be required to relinquish some rights to our technologies or our product candidates, grant licenses on terms that are not favorable to us or enter into a collaboration arrangement for a product candidate at an earlier stage of development or for a lesser amount than we might otherwise choose.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may:

•	terminate or delay clinical trials for one or more of our product candidates;
•	reduce or eliminate certain product development efforts or commercialization efforts;
•	further reduce our headcount and capital or operating expenditures; or
•	curtail our spending on protecting our intellectual property.

We finance our operations primarily through our multiple revenue streams resulting from discovery and development collaborations, biodefense contracts, the licensing of our antibody technologies, and through sales of our common stock.

Based on our cash, cash equivalents and short-term investments of $59.1 million at September 30, 2014, anticipated spending levels, anticipated cash inflows from collaborations, biodefense contracts and licensing transactions, funding availability included under our loan agreements, the proceeds from our equity offerings and other sources of funding that we believe to be available, we believe we have sufficient cash resources to meet our anticipated net cash needs for the next twelve months. Any significant revenue shortfalls, increases in planned spending on development programs, more rapid progress of development programs than anticipated, or the initiation of new clinical trials, as well as the unavailability of anticipated sources of funding, could shorten this period or otherwise have a material adverse impact on our ability to finance our continued operations. Progress or setbacks by potentially competing products also may affect our ability to raise new funding on acceptable terms. We do not know when or whether:

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

We have sustained losses in the past, and we expect to sustain losses in the future.*

We have been and are developing numerous product candidates, and as a result have experienced significant losses. As of September 30, 2014, we had an accumulated deficit of $1,112.2 million.

For the three and nine months ended September 30, 2014, we had net losses of approximately $14.4 million, or $0.13 per basic share of common stock and $0.17 per diluted share of common stock and $31.0 million, or $0.29 per basic share of common stock and $0.55 per diluted share of common stock. For the three and nine months ended September 30, 2013, we had net losses of approximately $29.6 million, or $0.34 per share of common stock (basic and diluted) and $71.8 million, or $0.85 per share of common stock (basic and diluted), respectively.

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

We have a number of agreements with Servier that are material to the conduct of our business, including:

•	In December 2010, we entered into a license and collaboration agreement with Servier, to jointly develop and commercialize gevokizumab in multiple indications. Under the terms of the agreement, Servier has worldwide rights to cardiovascular disease and diabetes indications and rights outside the United States and Japan to all other indications, including Behçet’s disease uveitis and other inflammatory and oncology indications. In late 2011, we announced Servier agreed to include the NIU Phase 3 trials under the terms of the collaboration agreement for Behçet’s disease uveitis. We retain development and commercialization rights for NIU and other inflammatory disease and oncology indications in the United States and Japan and have an option to reacquire rights to cardiovascular disease and diabetes indications from Servier in these territories. Should we exercise this option, we will be required to pay an option fee to Servier and partially reimburse a specified portion of Servier’s incurred development expenses. The agreement contains mutual customary termination rights relating to matters such as material breach by either party. Servier may terminate for safety issues, and we may terminate the agreement, with respect to a particular country or the European Patent Organization (“EPO”) member states, for any challenge to our patent rights in that country or any EPO member state, respectively, by Servier. Servier also has a unilateral right to terminate the agreement for the European Union (“EU”) or for non-EU countries, on a country-by-country basis, or in its entirety, in each case with nine months’ notice.

•	In December 2010, we entered into a loan agreement with Servier (the “Servier Loan Agreement”), which provides for an advance of up to €15.0 million and was funded fully in January 2011 with the proceeds converting to approximately $19.5 million at the January 13, 2011, Euro-to-U.S.-dollar exchange rate of 1.3020. This loan is secured by an interest in our intellectual property rights to all gevokizumab indications worldwide, excluding the United States and Japan. The loan has a final maturity date in 2016; however, after a specified period prior to final maturity, the loan is required to be repaid (1) at Servier’s option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (2) using a significant percentage of any upfront, milestone or royalty payments we receive from any third-party collaboration or development partner for rights to gevokizumab in the United States and/or Japan. In addition, the loan becomes immediately due and payable upon certain customary events of default. At September 30, 2014, the €15.0 million outstanding principal balance under this Servier Loan Agreement would have equaled approximately $19.0 million using the September 30, 2014 Euro-to-U.S.-dollar exchange rate of 1.2685.

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

Our product candidates (including gevokizumab, XMetA, XMetS, XOMA358 and XOMA 3AB) cannot be manufactured and marketed in the United States or any other countries without required regulatory approvals. The U.S. government and governments of other countries extensively regulate many aspects of our product candidates, including:

•	clinical development and testing;
•	manufacturing;
•	labeling;
•	storage;
•	record keeping;
•	promotion and marketing; and
•	importing and exporting.

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe many of our product candidates (including gevokizumab, XMetA, XMetS XOMA 358 and XOMA 3AB) will be regulated by the FDA as biologics. Initiation of clinical trials requires approval by health authorities. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with FDA and International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use Good Clinical Practices and the European Clinical Trials Directive under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Other national, foreign and local regulations also may apply. The developer of the drug must provide information relating to the characterization and controls of the product before administration to the patients participating in the clinical trials. This requires developing approved assays of the product to test before administration to the patient and during the conduct of the trial. In addition, developers of pharmaceutical products must provide periodic data regarding clinical trials to the FDA and other health authorities, and these health authorities may issue a clinical hold upon a trial if they do not believe, or cannot confirm, that the trial can be conducted without unreasonable risk to the trial participants. We cannot assure you that U.S. and foreign health authorities will not issue a clinical hold with respect to any of our clinical trials in the future.

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

Many of our product candidates, including gevokizumab, XMetA, XMetS, XOMA 358 and XOMA 3AB, require significant additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy and expensive, often taking a number of years. As clinical results frequently are susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly. As a result, it is uncertain whether:

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

The FDA has awarded orphan drug status to gevokizumab for the treatment of non-infectious, intermediate, posterior or pan uveitis, chronic non-infectious anterior uveitis, pyoderma gangrenosum chronic non-infectious anterior uveitis and Behçet’s disease uveitis. Under the Orphan Drug Act, the first company to receive FDA approval for gevokizumab for the designated orphan drug indication will obtain seven years of marketing exclusivity, during which time the FDA may not approve another company’s application for another drug for the same orphan indication unless the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Even though we have obtained orphan drug designation for certain indications for gevokizumab and even if we obtain orphan drug designation for our future product candidates or other indications, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval for any particular orphan indication, or we may not obtain approval for an indication for which we have obtained orphan drug designation. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not protect the product effectively from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

Even after FDA approval, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be removed voluntarily from the market. *

Even if we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory oversight and review by the FDA and other regulatory entities. The FDA, the European Medicines Agency (“EMA”) or another regulatory agency may impose, as a condition of the approval, ongoing requirements for post-approval studies or post-approval obligations, including additional research and development and clinical trials, and the FDA, EMA or other regulatory agency subsequently may withdraw approval based on these additional trials.

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

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which none were issued and outstanding as of November 3, 2014, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. In addition, we are authorized to issue, generally without stockholder approval, up to 277,333,332 shares of common stock, of which 107,394,984 were issued and outstanding as of November 3, 2014. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

On February 4, 2011, we entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”) with McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC, “MLV”). From the inception of the 2011 ATM Agreement through September 2014, we issued a total of 7,572,327 shares of common stock under this agreement for aggregate gross proceeds of $14.6 million. The registration statement under which the 2011 ATM was entered expired in June of 2014.

As part of our fundraising efforts, from time to time we offer securities through underwritten public offerings.  In 2013, we completed two such offerings, one in August 2013 when we sold 8,736,187 shares of our common stock at a public offering price of $3.62 per share and the other in December 2013, when we sold 10,925,000 shares of our common stock   at a public offering price of $5.25 per share.

In addition, funding from collaboration partners and others has in the past and may in the future involve issuance by us of our common stock. We cannot be certain how the purchase price of such shares, the relevant market price or premium, if any, will be determined or when such determinations will be made.

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

Our share price may be volatile and there may not be an active trading market for our common stock.*

There can be no assurance the market price of our common stock will not decline below its present market price or there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2014, through November 3, 2014, the share price of our common stock has ranged from a high of $9.57 to a low of $3.42. Factors contributing to such volatility include, but are not limited to:

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, (“PPACA”), among other things, imposed new requirements on manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, (“CMS”), information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members. Manufacturers were required to begin data collection on August 1, 2013 and were required to report such data to the government by March 31, 2014 and by the 90th calendar day of each year thereafter. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

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

In addition to our agreements with Servier, our agreements with other third parties, many of which are significant to our business, expose us to numerous risks. *

Our financial resources and our marketing experience and expertise are limited. Consequently, our ability to develop products successfully depends, to a large extent, upon securing the financial resources and/or marketing capabilities of third parties other than Servier. For example:

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

Furthermore, our contracts with NIAID contain numerous standard terms and conditions provided for in the applicable federal acquisition regulations and customary in many government contracts, some of which could allow the U.S. government to exercise certain rights under the technology developed under these contracts. Uncertainty exists as to whether we will be able to comply with these terms and conditions in a timely manner, if at all. In addition, we are uncertain as to the extent of NIAID’s demands and the flexibility that will be granted to us in meeting those demands. Under our contract with NIAID, we invoice using NIH provisional rates and these are subject to future audits at the discretions of NIAID’s contracting office.  These audits can result in an adjustment to revenue previously reported which potentially could be significant.

Although we continue to evaluate additional strategic alliances and potential partnerships, we do not know whether or when any such alliances or partnerships will be entered into.

Products and technologies of other companies may render some or all of our products and product candidates noncompetitive or obsolete. *

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

Gevokizumab

We, in collaboration with Servier, are developing gevokizumab, a potent monoclonal antibody with unique allosteric modulating properties that binds strongly to interleukin-1 beta (IL-1 beta), a pro-inflammatory cytokine.  In binding to IL-1 beta, gevokizumab inhibits the activation of the IL-1 receptor, thereby modulating the cellular signaling events that produce inflammation. Other companies are developing products based on the same or similar therapeutic targets as gevokizumab. The efficacy and safety profile of gevokizumab relative to these potential competitors is unknown. We are aware that:

•	Novartis markets and is developing ILARIS® (canakinumab, ACZ885), a fully human monoclonal antibody that selectively binds to and neutralizes IL-1 beta. Since 2009, canakinumab has been approved in over 50 countries for the treatment of children and adults suffering from Cryopyrin-Associated Periodic Syndrome (“CAPS”). The product is indicated in the US for the treatment of CAPS in patients over four years of age, including familial cold auto-inflammatory syndrome (“FCAS”) and Muckle-Wells syndrome (“MWS”), as well as for active systemic juvenile idiopathic arthritis (“SJIA”) in patients aged two years and older. In the EU, canakinumab is indicated for the treatment of FCAS, MWS, neonatal-onset multisystem inflammatory disease (“NOMID”)/ chronic infantile neurological cutaneous articular syndrome (“CINCA syndrome”), severe forms of FCAS/familial cold urticaria (“FCU”) presenting with signs and symptoms beyond cold-induced urticaria skin rash, for the symptomatic treatment of adults with frequent gouty arthritis attacks, and for SJIA in patients aged two years and above who have responded inadequately to previous therapy with non-steroidal anti-inflammatory drugs and systemic corticosteroids. In Japan, canakinumab is indicated for the treatment of CAPS and associated autoinflammatory symptoms, including FCAS, MWS and NOMID. Novartis also is pursuing other diseases in which IL-1 beta may play a prominent role, such as: systemic secondary prevention of cardiovascular events; hereditary periodic fever (familial Mediterranean fever (“FMF”)); chronic obstructive pulmonary disorder (“COPD”); osteoarthritis; urticarial vasculitis; TNF-receptor associated periodic syndrome (“TRAPS”); xerophthalmia; Schnitzler syndrome; polymyalgia rheumatica; hyperimmunoglobulinemia D (hyper-IgD) and periodic fever syndrome (“HIDS”); and abdominal aortic aneurysm (“AAA”).

Regeneron markets and is developing Arcalyst® (rilonacept), an interleukin-1 blocker currently indicated in the U.S. for the treatment of CAPS, including FCAS and MWS in adults and children 12 and older.  Rilonacept is also approved, but not marketed, in the EU for the same patient population.

•	In 2008, Swedish Orphan Biovitrum obtained from Amgen the global exclusive rights to Kineret® (anakinra) for rheumatoid arthritis as currently indicated in its label. In November 2009, the agreement regarding Swedish Orphan Biovitrum’s Kineret license was expanded to include certain orphan indications. Kineret is an IL-1 receptor antagonist (IL-1ra) that has been evaluated in multiple IL-1-mediated diseases, including indications we are considering for gevokizumab. In addition to other on-going studies, a proof-of-concept clinical trial in the United Kingdom investigating Kineret in patients with a certain type of myocardial infarction, or heart attack, has been completed. In January 2013, Biovitrum obtained FDA approval for NOMID, a severe form of CAPS. In November 2013, Kineret was approved by the European Commission for the treatment of CAPS. Shanghai CP Guojian Pharmaceutical is developing an injectable formulation of recombinant human IL-1Ra, presumed to be a follow-on biologic version of anakinra, for the potential treatment of rheumatoid arthritis. In February 2010, an NDA was filed with the SFDA; in January 2012, supplemental materials were required by the SFDA to conclude the review.

•	The following companies have completed or are conducting or planning Phase 3 clinical trials of the following products for the treatment of noninfectious intermediate, posterior or pan-uveitis: AbbVie - HUMIRA® (adalimumab); Novartis - Myfortic® (mycophenalate sodium), Santen Pharmaceutical Co., Ltd. – Opsiria® (intravitreal sirolimus), and pSivida Corp. – Fluacinolone Acetonide Intravitreal.

In May 2014, AbbVie announced that the FDA had granted HUMIRA® (adalimumab) orphan drug designation for the treatment of non-infectious intermediate, posterior, or pan-uveitis, or chronic non-infectious anterior uveitis.

In April 2014, Santen announced that SAKURA 1, the first of two Global Phase 3 studies, met its primary endpoint.

XOMA 3AB

We also are developing XOMA 3AB,, a combination, or cocktail, of antibodies designed to neutralize the most potent of botulinum toxins. Other companies are developing other products targeting botulism poisoning, and these products may prove more effective than XOMA 3AB. We are aware:

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

If we and our partners are unable to protect our intellectual property, in particular our patent protection for our principal products, product candidates and processes, and prevent use of the covered subject matter by third parties, our ability to compete in the market will be harmed, and we may not realize our profit potential. *

We rely on patent protection, as well as a combination of copyright, trade secret, and trademark laws to protect our proprietary technology and prevent others from duplicating our products or product candidates. However, these means may afford only limited protection and may not:

•	prevent our competitors from duplicating our products;
•	prevent our competitors from gaining access to our proprietary information and technology; or
•	permit us to gain or maintain a competitive advantage.

Because of the length of time and the expense associated with bringing new products to the marketplace, we and our collaboration and development partners hold and are in the process of applying for a number of patents in the United States and abroad to protect our product candidates and important processes and also have obtained or have the right to obtain exclusive licenses to certain patents and applications filed by others. However, the mere issuance of a patent is not conclusive as to its validity or its enforceability. The U.S. Federal Courts or equivalent national courts or patent office elsewhere may invalidate our patents or find them unenforceable. In addition, the laws of foreign countries may not protect our intellectual property rights effectively or to the same extent as the laws of the United States. If our intellectual property rights are not protected adequately, we may not be able to commercialize our technologies, products, or services, and our competitors could commercialize our technologies, which could result in a decrease in our sales and market share that would harm our business and operating results. Specifically, the patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions. The legal standards governing the validity of biotechnology patents are in transition, and current defenses as to issued biotechnology patents may not be adequate in the future. Accordingly, there is uncertainty as to:

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

We have established a portfolio of patents, both United States and foreign, related to our bacterial cell expression technology, including claims to novel promoter sequences, secretion signal sequences, compositions and methods for expression and secretion of recombinant proteins from bacteria, including immunoglobulin gene products. Most of the more important European patents in our bacterial cell expression patent portfolio expired in July 2008 or earlier. The last of the more important United States patents in our bacterial cell expression (“BCE”) patent portfolio will expire in December 2014. The last-to-expire patent licensed under the majority of our BCE license agreements is Canadian patent 1,341,235, which is expected to expire in May 2018.

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

Other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and are scheduled to remain in effect until 2024. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, (“ATRA”), which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures, a decrease in the share price of our common stock, limit our ability to raise capital or to obtain strategic collaborations or licenses or successfully commercialize our products.

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

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), the Company experienced ownership changes in 2009 and 2012 which substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year. As of September 30, 2014, the Company has excluded the NOLs and R&D credits that will expire as a result of the annual limitations. To the extent that the Company does not utilize its carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will also expire unused.

Because we are a relatively small biopharmaceutical company with limited resources, we may not be able to attract and retain qualified personnel.

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 180 employees as of October 31, 2014. We may require additional experienced executive, accounting, research and development, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

Entities controlled by Felix J. Baker and Julian C. Baker beneficially own approximately 26.6% of our outstanding common stock as of November 3, 2014, which includes warrants to purchase approximately 7.6 million shares of XOMA’s common stock at an exercise price of $1.76 per share. On July 19, 2012, our Board of Directors elected Kelvin Neu, M.D., to serve on our Board of Directors. Dr. Neu is a Managing Director at Baker Bros. Advisors, LLC, an entity controlled by Felix J. Baker and Julian C. Baker. Accordingly, these entities may exert significant influence over us and any action requiring the approval of the holders of our stock, including the election of directors and approval of significant corporate transactions. In addition, on June 12, 2014 we entered into a registration rights agreement with entities affiliated with Felix J. Baker and Julian C. Baker, pursuant to which we subsequently filed a registration statement to register for resale the shares of our common stock (including shares issuable upon the exercise of warrants) held by these entities. Furthermore, conflicts of interest could arise in the future between us, on the one hand, and these entities, on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters.

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

On November 6, 2014, the Company issued a press release announcing the Company’s financial results for the second quarter ended September 30, 2014. A copy of the press release is furnished as Exhibit 99.1 to this report.

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

XOMA Corporation

Date: November 6, 2014	By:	/s/ JOHN VARIAN
John Varian
Chief Executive Officer (principal executive officer) and Director

Date: November 6, 2014	By:	/s/ FRED KURLAND
Fred Kurland
Vice President, Finance, Chief Financial Officer and Secretary
(principal financial and principal accounting officer)

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Form of Certificate of Designations of Series A Preferred Stock	8-K	000-14710	3.1	01/03/2012

4.4	Form of Amended and Restated Warrant (June 2009 Warrants)	8-K	000-14710	10.6	02/02/2010

4.5	Form of Warrant (February 2010 Warrants)	8-K	000-14710	10.2	02/02/2010

4.6	Form of Warrant (December 2011 Warrants)	10-K	000-14710	4.9	03/14/2012

4.7	Form of Warrant (March 2012 Warrants)	8-K	000-14710	4.1	03/07/2012

4.8	Form of Warrant (September 2012 Warrants)	8-K	000-14710	4.10	10/03/2012

4.9	Registration rights Agreement dated June 12, 2014, by and among XOMA Corporation, 667, L.P., Baker Brothers Life Sciences, L.P., and 14159. L.P.	8-K	000-14710	4.1	06/12/2014

10.1+
Second Amendment to Loan Agreement, by and between General Electric Capital Corporation, the Company as guarantor, XOMA (US) LLC as borrower, and certain other wholly-owned subsidiaries of the Company, dated August 12, 2013

10.2+
Third Amendment to Loan Agreement, by and between General Electric Capital Corporation, the Company as guarantor, XOMA (US) LLC as borrower, and certain other wholly-owned subsidiaries of the Company, dated August 22, 2014 and effective as of August 18, 2014

10.3+	First Amendment, dated October 28, 2014, to the License Agreement between XOMA (US) LLC (assigned to it by XOMA Ireland Limited) and BP Biofuels Advanced Technology Inc. (previously Diversa Corporation, previously Verenium Corporation).

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+
Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

99.1++	Press Release dated November 6, 2014

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

++	Furnished herewith. The information in Exhibit 99.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section or Sections II and 12(a)(2) of the Securities Act of 1933, as amended. The information contained in Exhibit 99.1 shall not be incorporated by reference into any filing with the U.S. Securities and Exchange Commission made by XOMA Corporation, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.