Form 10-Q
period 2015-03-31
XOMA Corp
filed 2015-05-07
CIK 791908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2015
Common Stock, $0.0075 par value	117,815,481

XOMA CORPORATION
FORM 10-Q

PART I - ITEM 1.	FINANCIAL INFORMATION CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$67,491	$78,445
Trade and other receivables, net	3,271	3,309
Prepaid expenses and other current assets	1,860	1,859
Total current assets	72,622	83,613
Property and equipment, net	4,783	5,120
Other assets	664	669
Total assets	$78,069	$89,402

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$3,406	$5,990
Accrued and other liabilities	5,992	9,892
Deferred revenue - current	1,089	1,089
Interest bearing obligations – current	15,605	19,018
Accrued interest on interest bearing obligations – current	335	257
Total current liabilities	26,427	36,246
Deferred revenue – long-term	1,574	1,939
Interest bearing obligations – long-term	31,584	16,290
Contingent warrant liabilities	31,868	31,828
Total liabilities	91,453	86,303

Commitments and Contingencies (Note 7)	-	-

Stockholders’ (deficit) equity:
Preferred stock, $0.05 par value, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $0.0075 par value, 277,333,332 shares authorized, 116,947,716 and 115,892,450 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	877	869
Additional paid-in capital	1,126,934	1,121,707
Accumulated deficit	(1,141,195)	(1,119,477)
Total stockholders’ (deficit) equity	(13,384)	3,099
Total liabilities and stockholders’ (deficit) equity	$78,069	$89,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

XOMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2015	2014
Revenues:
License and collaborative fees	$263	$964
Contract and other	2,388	2,446
Total revenues	2,651	3,410

Operating expenses:
Research and development	20,004	21,546
Selling, general and administrative	5,220	5,254
Restructuring	-	84
Total operating expenses	25,224	26,884

Loss from operations	(22,573)	(23,474)

Other income (expense):
Interest expense	(1,115)	(1,125)
Other income (expense), net	2,010	(90)
Revaluation of contingent warrant liabilities	(40)	20,002
Net loss	$(21,718)	$(4,687)

Basic net loss per share of common stock	$(0.19)	$(0.04)
Diluted net loss per share of common stock	$(0.19)	$(0.21)

Shares used in computing basic net loss per share of common stock	116,193	106,158

Shares used in computing diluted net loss per share of common stock	116,193	115,524

Other comprehensive loss:
Net loss	$(21,718)	$(4,687)
Net unrealized gains on available-for-sale securities	-	7
Comprehensive loss	$(21,718)	$(4,680)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(21,718)	$(4,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	458	477
Common stock contribution to 401(k)	986	870
Stock-based compensation expense	3,665	3,924
Accrued interest on interest bearing obligations	90	(1,764)
Revaluation of contingent warrant liabilities	40	(20,002)
Amortization of debt discount, final payment fee on debt, and debt issuance costs	296	674
Loss on loan extinguishment	429	-
Unrealized gain on foreign currency exchange	(1,949)	(66)
Unrealized loss on foreign exchange options	5	122
Other non-cash adjustments	-	1
Changes in assets and liabilities:
Trade and other receivables, net	38	(530)
Prepaid expenses and other assets	(2)	(923)
Accounts payable and accrued liabilities	(6,455)	(5,721)
Deferred revenue	(163)	(524)
Other liabilities	-	(51)
Net cash used in operating activities	(24,280)	(28,200)

Cash flows from investing activities:
Net purchase of property and equipment	(225)	(49)
Net cash used in investing activities	(225)	(49)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	134	3,053
Proceeds from exercise of warrants	-	35
Proceeds from issuance of long term debt	20,000	-
Debt issuance costs and loan fees	(477)	-
Principal payments of debt	(6,083)	(2,792)
Net cash provided by financing activities	13,574	296

Effect of exchange rate changes on cash	(23)	-

Net decrease in cash and cash equivalents	(10,954)	(27,953)
Cash and cash equivalents at the beginning of the period	78,445	101,659
Cash and cash equivalents at the end of the period	$67,491	$73,706

Supplemental Cash Flow Information:
Cash paid for:
Interest	$333	$2,194
Non-cash financing activities:
Reclassification of contingent warrant liability to equity upon exercise of warrants	$-	$(2,525)
Issuance of warrants	$450	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Description of Business

XOMA Corporation (“XOMA” or the “Company”), a Delaware corporation combines a portfolio of late-stage clinical programs and research activities to develop innovative therapeutic antibodies that it intends to commercialize. XOMA focuses its scientific research on allosteric modulation, which offers opportunities for new classes of therapeutic antibodies to treat a wide range of human diseases. XOMA is developing its lead product candidate gevokizumab (IL-1 beta modulating antibody) with Servier, its partner for gevokizumab, through a global Phase 3 clinical development program and ongoing proof-of-concept studies in other IL-1-mediated diseases. XOMA’s scientific research also has produced the XMet platform, which consists of three classes of Selective Insulin Receptor Modulators antibodies that could offer new approaches in the treatment of metabolic diseases. The Company’s products are presently in various stages of development and are subject to regulatory approval before they can be commercially launched.

Liquidity and Management Plans

The Company has incurred operating losses since its inception and had an accumulated deficit of $1.1 billion at March 31, 2015. Management expects operating losses and negative cash flows to continue for the foreseeable future. As of March 31, 2015, the Company had $67.5 million in cash and cash equivalents, which is available to fund future operations. Taking into account the repayment of its outstanding debt classified within current liabilities on the Company’s condensed consolidated balance sheet at March 31, 2015, the Company anticipates that it will be required to seek additional equity or debt financing or to increase the level of collaborative revenues to fund its operations through the next 12 months. If the Company is unable to achieve the level of revenues from licensing, development and collaboration agreements and the level of government funding and external financing during the next 12 months, as contemplated in its operating plan, the Company has plans to implement certain cost cutting actions commencing early in the fourth quarter of 2015 to reduce its working capital requirements. Consistent with the actions the Company has taken in the past, it will prioritize necessary and appropriate steps to enable the continued operations of the business and preservation of the value of its assets beyond the next twelve months, including but not limited to actions such as reducing personnel-related costs, additional curtailment of the Company’s development activities and reducing other discretionary expenditures that are within the Company’s control.  These reductions in expenditures, if required, may have an adverse impact on the Company’s ability to achieve certain of its planned objectives during this time period. In addition to seeking equity or debt financing, the Company may seek to access additional capital to support future operations through licensing, partnering or other strategic collaborative arrangements. It is unclear if or when any such transactions will occur, on satisfactory terms or at all.  The Company’s ability to raise additional capital in the equity and debt markets, should the Company choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock, which itself is subject to a number of pharmaceutical development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of XOMA and its subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated during consolidation. The unaudited financial statements were prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted under those rules certain footnotes or other financial information can be condensed or omitted. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2015.

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(unaudited)

In management’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the Company’s consolidated financial position as of March 31, 2015 and the consolidated results of the Company’s operations and the Company’s cash flows for the three month periods ended March 31, 2015 and 2014. The interim results of operations are not necessarily indicative of the results that may be expected for the full fiscal year or any other periods.

Restatement

The Company determined that a restatement was required to the previously reported diluted loss per share of common stock for the three months ended March 31, 2014, and filed an Amended Quarterly Report on Form 10-Q/A on August 7, 2014.

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an on-going basis, management evaluates its estimates including, but not limited to, those related to contingent warrant liabilities, revenue recognition, debt amendments, research and development expense, long-lived assets, derivative instruments and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates, such as the Company’s billing under government contracts and the Company’s accrual for clinical trial expenses. Under the Company’s contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), the Company bills using NIH provisional rates and thus is subject to future audits at the discretion of NIAID’s contracting office. These audits can result in an adjustment to revenue previously reported which potentially could be significant. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions.

Reclassifications

Certain reclassifications of prior period amounts have been made to the financial statements and accompanying notes to conform to the current period presentation. These reclassifications had no impact on the Company’s previously reported net loss or cash flows.

The Company early adopted ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). Debt issuance costs of $0.2 million as of December 31, 2014 have been reclassified from Prepaid Expenses and Other Current Assets to Interest Bearing Obligations – Current and Long-term, as applicable. The Company had no long-term debt issuance costs as of December 31, 2014.

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

The Company recognizes revenue from its license and collaboration arrangements, contract services, product sales and royalties. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. In order to account for the multiple-element arrangements, the Company identifies the deliverables included within the arrangement and evaluates which deliverables represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. The consideration received is allocated among the separate units of accounting based on their respective fair values and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(unaudited)

License and Collaborative Fees

Revenue from non-refundable up-front license, technology access or other payments under license and collaborative agreements where the Company has a continuing obligation to perform is recognized as revenue over the estimated period of the continuing performance obligation. The Company estimates the performance period at the inception of the arrangement and reevaluates it each reporting period. Management makes its best estimate of the period over which it expects to fulfill the performance obligations, which may include clinical development activities. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the performance period. This reevaluation may shorten or lengthen the period over which the remaining revenue is recognized. Changes to these estimates are recorded on a prospective basis.

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

Contract and Other Revenues

Contract revenue for research and development involves the Company providing research and development and manufacturing services to collaborative partners, biodefense contractors or others. Cost reimbursement revenue under collaborative agreements is recorded as Contract and Other Revenues and is recognized as the related research and development costs are incurred, as provided for under the terms of these agreements. Revenue for certain contracts is accounted for by a proportional performance, or output-based, method where performance is based on estimated progress toward elements defined in the contract. The amount of contract revenue and related costs recognized in each accounting period are based on management’s estimates of the proportional performance during the period. Adjustments to estimates based on actual performance are recognized on a prospective basis and do not result in reversal of revenue should the estimate to complete be extended.

Up-front fees associated with contract revenue are recorded as License and Collaborative Fees and are recognized in the same manner as the final deliverable, which is generally ratably over the period of the continuing performance obligation. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the arrangement.

Royalty revenue and royalty receivables are recorded in the periods these royalty amounts are earned, including when collection is reasonably assured. The royalty revenue and receivables recorded in these instances are based upon communication with collaborative partners or licensees, historical information and forecasted sales trends.

Concentration of Risk

Cash equivalents and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents, such as money market funds. The Company has not encountered such issues during 2015.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three months ended and as of March 31, 2015, two customers represented 72% and 26% of total revenue and 61% and 24% of the trade and other receivables balance, respectively. For the three months ended and as of March 31, 2014, three customers represented 47%, 40% and 13% of total revenue and 57%, 28% and 12% of the trade and other receivables balance, respectively.

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(unaudited)

Summary of Significant Accounting Policies

Other than the Company’s adoption of ASU 2015-03, there have been no significant changes in our significant accounting policies during the three months ended March 31, 2015, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) 606, Revenue Recognition — Revenue from Contracts with Customers (“ASC 606”), which amends the guidance in former ASC 605, Revenue Recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On April 1, 2015, the FASB proposed deferring the effective date by one year for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of the standard on its condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This ASU introduces an explicit requirement for management to assess if there is substantial doubt about an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Disclosures are required if conditions give rise to substantial doubt. ASU 2014-15 is effective for all entities in the first annual period ending after December 15, 2016. The Company is currently assessing the potential effects of this ASU on its condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company early adopted ASU 2015-03 as of January 2015, as permitted. There is no impact of early adoption of ASU 2015-03 on the condensed consolidated statements of comprehensive loss. The impact of early adoption on the condensed consolidated balance sheets for the periods presented is noted in the table below (in thousands):

	March 31, 2015			December 31, 2014
	Prior to Adoption of ASU 2015-03	ASU 2015-03 Adjustment	As Adopted	Prior to Adoption of ASU 2015-03	ASU 2015-03 Adjustment	As Adopted

Prepaid expenses and other current assets	$1,996	$(136)	$1,860	$2,088	$(229)	$1,859
Total current assets	$72,758	$(136)	$72,622	$83,842	$(229)	$83,613
Other assets	$990	$(326)	$664	$669	$-	$669
Total assets	$78,531	$(462)	$78,069	$89,631	$(229)	$89,402

Interest bearing obligations – current	$15,741	$(136)	$15,605	$19,247	$(229)	$19,018
Total current liabilities	$26,563	$(136)	$26,427	$36,475	$(229)	$36,246
Interest bearing obligations – long-term	$31,910	$(326)	$31,584	$16,290	$-	$16,290
Total liabilities	$91,915	$(462)	$91,453	$86,532	$(229)	$86,303

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(unaudited)

3.	Condensed Consolidated Financial Statements Detail

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

Potentially dilutive securities are excluded from the calculation of loss per share of common stock if their inclusion is anti-dilutive. The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	March 31,
	2015	2014
Common stock options and restricted stock units	8,756	5,732
Warrants for common stock	20,690	1,910
Total	29,446	7,642

For the three months ended March 31, 2015 and 2014, the following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share of common stock (in thousands):

	Three Months Ended March 31,
	2015	2014
Numerator
Net loss
Basic	$(21,718)	$(4,687)
Adjustment for revaluation of contingent warrant liabilities	-	(19,534)
Diluted	$(21,718)	$(24,221)

Denominator
Weighted average shares outstanding used for basic net loss per share	116,193	106,158
Effect of dilutive warrants	-	9,366
Weighted average shares outstanding and dilutive securities used for diluted net loss per share	116,193	115,524

Cash and Cash Equivalents

As of March 31, 2015, cash and cash equivalents consisted of demand deposits of $7.4 million and money market funds of $60.1 million with maturities of less than 90 days from the date of purchase. As of December 31, 2014, cash and cash equivalents consisted of demand deposits of $10.8 million and money market funds of $67.6 million with maturities of less than 90 days at the date of purchase.

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(unaudited)

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Accrued payroll and other benefits	$2,578	$3,061
Accrued management incentive compensation	1,149	4,295
Accrued clinical trial costs	1,079	1,424
Other	1,186	1,112
Total	$5,992	$9,892

Contingent Warrant Liabilities

In December 2014, in connection with a registered direct offering to select institutional investors, the Company issued two-year warrants to purchase up to an aggregate of 8,097,165 shares of XOMA’s common stock at an exercise price of $7.90 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which could conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date of such change in control. Due to these provisions, the Company accounts for the warrants issued in December 2014 as a liability at fair value. In addition, the estimated liability related to the warrants is revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders’ equity, or expiration of the warrants. As of December 31, 2014, 8,097,165 of these warrants were outstanding and had a fair value of $5.2 million. The Company revalued the warrant liability at March 31, 2015 using the Black-Scholes Model and recorded a $0.4 million decrease in the fair value as a gain in the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive loss. The decrease in liability is due primarily to the decrease in the remaining term of the warrants, partially offset by the increase in the market price of XOMA’s common stock at March 31, 2015 as compared to December 31, 2014.  At March 31, 2015, all of these warrants were outstanding and had a fair value of $4.8 million.

In March 2012, in connection with an underwritten offering, the Company issued five-year warrants to purchase 14,834,577 shares of XOMA’s common stock at an exercise price of $1.76 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which could conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company accounts for the warrants issued in March 2012 as a liability at fair value. In addition, the estimated liability related to the warrants is revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. The Company revalued the warrant liability at March 31, 2014 using the Black-Scholes Model and recorded a $19.5 million decrease in the fair value as a gain in the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive loss. At December 31, 2014, warrants to purchase 12,109,418 shares were outstanding and had a fair value of $26.7 million. The Company revalued the warrant liability at March 31, 2015 using the Black-Scholes Model and recorded the $0.3 million increase in the fair value as a loss in the revaluation of contingent warrant liabilities. This increase in liability is due primarily to the increase in the market price of XOMA’s common stock at March 31, 2015 compared to December 31, 2014. At March 31, 2015, 12,109,418 of the warrants were outstanding and had a fair value of $27.0 million. On May 5, 2015, 1,470,000 of these warrants were exercised in a cashless exercise resulting in an issuance of 785,192 shares.

In February 2010, in connection with an underwritten offering, the Company issued five-year warrants to purchase 1,260,000 shares of XOMA’s common stock at an exercise price of $10.50 per share. The warrants contain provisions that are contingent on the occurrence of a change in control, which could conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company accounted for the warrants as liabilities at fair value. At December 31, 2014, all of these warrants were outstanding and their fair value was de minimis. As of March 31 2015, all of these warrants expired unexercised.

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(unaudited)
4.	Collaborative and Other Agreements

Servier

In December 2010, the Company entered into a license and collaboration agreement (“Collaboration Agreement”) with Servier, to jointly develop and commercialize gevokizumab in multiple indications. Under the terms of the agreement, Servier has worldwide rights to cardiovascular disease and diabetes indications and rights outside the United States and Japan to all other indications, including NIU, Behçet’s disease uveitis and other inflammatory and oncology indications. Under this agreement, Servier will fund all activities to advance the global clinical development and future commercialization of gevokizumab in cardiovascular-related diseases and diabetes.  Also, Servier funded the first $50 million of gevokizumab global clinical development and Chemistry, Manufacturing and Controls expenses related to the three pivotal clinical trials under the EYEGUARD program.  All remaining expenses related to these three pivotal clinical trials are shared equally between Servier and the Company. For the three months ended March 31, 2015 and 2014, the Company recorded revenue of $0.5 million and $0.9 million from this Collaboration Agreement, respectively.

On January 9, 2015, concurrent with a loan amendment (see Note 6), the Company and Servier entered into Amendment No. 2 to the Collaboration Agreement (“Collaboration Amendment”).  Under the Collaboration Agreement, the Company was eligible to receive up to approximately $433 million in the aggregate in milestone payments, most of which are denominated in Euros, if the Company re-acquires cardiovascular and/or diabetes rights for use in the United States, and approximately $770 million in aggregate milestone payments if the Company does not re-acquire those rights. Under the Collaboration Amendment, the Company would be eligible to receive up to $415 million in the aggregate in milestone payments in the event the Company re-acquires the cardiovascular and/or diabetes rights for use in the United States and approximately $752 million if the Company does not re-acquire those rights. The milestone reductions are related to a very low prevalence indication of which Servier would not have pursued development had these payments been required. All other terms of the Collaboration Agreement remain unchanged.

Symplmed Pharmaceuticals

On January 26, 2015, Symplmed Pharmaceuticals (“Symplmed”) announced that the FDA approved PRESTALIA® (perindopril arginine and amlodipine) tablets, originally licensed from Servier by XOMA, for the treatment of hypertension. In July 2013, the Company transferred the development and commercialization rights of PRESTALIA to Symplmed. Pursuant to the transfer agreement with Symplmed, the Company is eligible to receive royalties of 3% to 10% on any potential sales of PRESTALIA in the United States.

5.	Fair Value Measurements

Fair value is defined as the exchange price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures, (“ASC 820”), which establishes a framework for measuring fair value and a fair value hierarchy that prioritizes the inputs used in valuation techniques. The accounting standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(unaudited)

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 as follows (in thousands):

	Fair Value Measurements at March 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$60,073			$60,073
Foreign exchange options	-	-	-	-
Total	$60,073	$-	$-	$60,073

Liabilities:
Contingent warrant liabilities	$-	$-	$31,868	$31,868

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$67,569	$-	$-	$67,569
Foreign exchange options	-	6	-	6
Total	$67,569	$6	$-	$67,575

Liabilities:
Contingent warrant liabilities	$-	$-	$31,828	$31,828

(1)	Included in cash and cash equivalents

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015 and 2014.

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(unaudited)

The estimated fair value of the foreign exchange options as of March 31, 2015 was less than $100.  The estimated fair value of the foreign exchange options at March 31, 2015 and December 31, 2014 was determined using readily observable market inputs from actively quoted markets obtained from various third-party data providers. These inputs, such as spot rate, forward rate and volatility have been derived from readily observable market data, meeting the criteria for Level 2 in the fair value hierarchy.

The estimated fair value of the contingent warrant liabilities at March 31, 2015 and December 31, 2014 was determined using the Black-Scholes Model, which requires inputs such as the expected term of the warrants, volatility and risk-free interest rate. These inputs are subjective and generally require analysis and judgment to develop. The Company’s common stock price represents a significant input that affects sensitivity in the valuation of the warrants. The change in the fair value is recorded as a gain or loss in the revaluation of contingent warrant liability line of the consolidated statements of comprehensive loss.

The estimated fair value of the contingent warrant liabilities was estimated using the following range of assumptions at March 31 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Expected volatility	73.9% - 74.8%	69.6% - 72.9%
Risk-free interest rate	0.55%	0.03% - 0.67%
Expected term	1.69 - 1.94 years	0.09 - 2.19 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2015 (in thousands):

	Three Months Ended March 31,
	2015	2014
Beginning balance	$31,828	$69,869
Reclassification of contingent warrant liability to equity upon exercise of warrants	-	(2,525)
Net increase (decrease) in estimated fair value of contingent warrant liabilities upon revaluation	40	(20,002)
Ending balance	$31,868	$47,342

The fair value of the Company’s outstanding debt is estimated based on market interest rates. The carrying amount and the estimated fair value of the Company’s outstanding debt at March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Outstanding debt	$47,189	$47,668	$35,308	$36,461

6.	Long-Term Debt and Other Financings

Novartis Note

In May 2005, the Company executed a secured note agreement with Novartis (then Chiron Corporation), which is due and payable in full in June 2015. Under the note agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.35% at March 31, 2015. At the Company’s election, the semi-annual interest payments can be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50 million. The Company has made this election for all interest payments thus far. Loans under the note agreement are secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder.

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(unaudited)

As of March 31, 2015 and December 31, 2014, the outstanding principal balance under this note agreement was $13.4 million and included in interest bearing obligations – current in the accompanying condensed consolidated balance sheets. Pursuant to the terms of the arrangement as restructured in November 2008, the Company will not make any additional borrowings under the Novartis note.

 Servier Loan

In December 2010, in connection with the license and collaboration agreement entered into with Servier, the Company executed a loan agreement with Servier (the “Servier Loan Agreement”), which provided for an advance of up to €15.0 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million. The loan is secured by an interest in XOMA’s intellectual property rights to all gevokizumab indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period was 3.22% and has been reset semi-annually ranging from 2.31% to 3.83%. Interest for the six-month period from mid-January 2015 through mid-July 2015 was reset to 2.16%. Interest is payable semi-annually. In January 2015, the Company paid $0.2 million in accrued interest to Servier.

On January 9, 2015, Servier and the Company entered into Amendment No. 2 (“Loan Amendment”) to the Servier Loan Agreement initially entered into on December 30, 2010 and subsequently amended by a Consent, Transfer, Assumption and Amendment Agreement entered into as of August 12, 2013. The Loan Amendment extended the maturity date of the loan from January 13, 2016 to three tranches of principal due as follows: €3.0 million to be repaid on January 15, 2016, €5.0 million to be repaid on January 15, 2017, and €7.0 million to be repaid on January 15, 2018. All other terms of the Loan Agreement remain unchanged. The loan will be immediately due and payable upon certain customary events of default. The outstanding principal balance under this loan was $16.3 million and $18.2 million, using a euro to US dollar exchange Rate of 1.085 and 1.216, as of March 31, 2015 and December 31, 2014, respectively. The Company recorded unrealized foreign exchange gains of $1.9 million for the three months ended March 31, 2015, related to the re-measurement of the loan.  There was an immaterial re-measurement of the loan for the three months ended March 31, 2014.

The Company determined that the Loan Amendment resulted in a loan modification.  In connection with the Loan Amendment, the Company incurred debt issuance costs of approximately $6,000 that were included in interest expense for the three months ended March 31, 2015.

Upon issuance, the loan had a stated interest rate lower than the market rate based on comparable loans held by similar companies, which represents additional value to the Company. The Company recorded this additional value as a discount to the face value of the loan amount, at its fair value of $8.9 million. The fair value of this discount, which was determined using a discounted cash flow model, represents the differential between the stated terms and rates of the loan, and market rates. Based on the association of the loan with the collaboration arrangement, the Company recorded the offset to this discount as deferred revenue.

The loan discount is amortized to interest expense under the effective interest method over the remaining life of the loan. The loan discount balance at the time of the Loan Amendment was $1.6 million, which is being amortized over the remaining term of the Loan Amendment.  The Company recorded non-cash interest expense resulting from the amortization of the loan discount of $0.2 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and December 31, 2014, the net carrying value of the loan was $14.7 million and $16.2 million, respectively. For the three months ended March 31, 2015, the Company recorded an unrealized foreign exchange gain of $0.2 million related to the re-measurement of the loan discount.  There was an immaterial re-measurement of the loan discount for the three months ended March 31, 2014.

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(unaudited)

The Company believes that realization of the benefit and the associated deferred revenue is contingent on the loan remaining outstanding over the remaining contractual term of the loan. If the Company were to stop providing service under the collaboration arrangement and the arrangement is terminated, the maturity date of the loan would be accelerated and a portion of measured benefit would not be realized. As the realization of the benefit is contingent, in part, on the provision of future services, the Company is recognizing the deferred revenue over the expected remaining life of the loan. The deferred revenue is amortized under the effective interest method. For the three months ended March 31, 2015 and 2014, the Company recorded related non-cash revenue of $0.2 million and $0.5 million, respectively.

General Electric Capital Corporation (“GECC”) Term Loan

In December 2011, the Company entered into a loan agreement (the “GECC Loan Agreement”) with GECC, under which GECC agreed to make a term loan in an aggregate principal amount of $10.0 million (the “Term Loan”) to the Company, and upon execution of the GECC Loan Agreement, GECC funded the Term Loan.

In connection with the GECC Loan Agreement, the Company issued to GECC unregistered warrants that entitle GECC to purchase up to an aggregate of 263,158 unregistered shares of XOMA common stock at an exercise price equal to $1.14 per share. These warrants were exercisable immediately upon issuance and have a five-year term expiring in December 2016.

In connection with a September 27, 2012 amendment of the GECC Loan Agreement, the Company issued to GECC unregistered stock purchase warrants, which entitle GECC to purchase up to an aggregate of 39,346 shares of XOMA common stock at an exercise price equal to $3.54 per share. These warrants were exercisable immediately upon issuance and have a five-year term expiring in September 2017.

The Company allocated the aggregate initial proceeds of the GECC Term Loan between the warrants and the debt obligation based on their relative fair values.  The fair value of the warrants issued to GECC was determined using the Black-Scholes Model. The fair value of the warrants with the GECC Loan Agreement and the subsequent September 27, 2012 amendment had fair values of $0.2 million and $0.1 million, respectively, and were recorded as a discount to the debt obligation which was amortized over the term of the loan using the effective interest method. The warrants are classified in permanent equity on the condensed consolidated balance sheets.

The GECC Term Loan was paid in full on February 27, 2015 when Hercules Technology Growth Capital, Inc. and the Company, entered into a loan and security agreement (the “Hercules Term Loan”), under which the Company borrowed $20.0 million. The Company used a portion of the proceeds under the Hercules Term Loan to repay GECC’s outstanding principle balance, final payment fee, prepayment fee, and accrued interest totaling $5.5 million and plans to use the remaining proceeds for general corporate purposes.  A loss on extinguishment of $0.4 million from the payoff of the GECC Term Loan was recognized as interest expense during the three months ended March 31, 2015.

Hercules Term Loan

On February 27, 2015, the Company entered into the Hercules Term Loan as described in the section above.  The Hercules Term Loan has a variable interest rate that is the greater of either (i) 9.40% plus the prime rate as reported from time to time in The Wall Street Journal minus 7.25%, and (ii) 9.40%. The payments under the Hercules Term Loan are interest only until one month prior to the Amortization Date, defined as July 1, 2016, which will be extended to October 1, 2016, if the Company achieves certain clinical milestones on or before July 1, 2016. The interest only period will be followed by equal monthly payments of principal and interest amortized over a 30-month schedule through the scheduled maturity date of September 1, 2018. As security for its obligations under the Hercules Term Loan, the Company granted a security interest in substantially all of its existing and after-acquired assets, excluding its intellectual property assets.

If the Company prepays the loan prior to the loan maturity date, it will pay Hercules a prepayment charge, based on a prepayment fee equal to 3.00% of the amount prepaid, if the prepayment occurs in any of the first 12 months following the closing date, 2.00% of the amount prepaid, if the prepayment occurs after 12 months from the closing date but prior to 24 months from the closing date, and 1.00% of the amount prepaid if the prepayment occurs after 24 months from the closing date. The Hercules Term Loan includes customary affirmative and restrictive covenants, but does not include any financial maintenance covenants, and also includes standard events of default, including payment defaults. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Hercules Loan Agreement.

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(unaudited)

The Company incurred debt issuance costs of $0.5 million in connection with the Hercules Term Loan. The Company will be required to pay a final payment fee equal to $1.2 million on the maturity date, or such earlier date as the term loan is paid in full. The debt issuance costs and final payment fee are being amortized and accreted, respectively, to interest expense over the term of the term loan using the effective interest method.

In connection with the Hercules Term Loan, the Company issued unregistered warrants that entitle Hercules to purchase up to an aggregate of 181,268 unregistered shares of XOMA common stock at an exercise price equal to $3.31 per share. These warrants were exercisable immediately and have a five-year term expiring in February 2020. The Company allocated the aggregate proceeds of the Hercules Term Loan between the warrants and the debt obligation. The fair value of the warrants issued to Hercules of $0.5 million was determined using the Black-Scholes Model and was recorded as a discount to the debt obligation.  The debt discount is being amortized over the term of the loan using the effective interest method. The warrants are classified in permanent equity on the condensed consolidated balance sheets.

The Company evaluated the Hercules Term Loan in accordance with accounting guidance for derivatives and determined there was de minimis value to the identified derivative features of the loan.

As of March 31, 2015, the outstanding principal balance of the Hercules Term Loan was $20.0 million.

Aggregate future principal, final payment fees and discounts of the Company’s total interest bearing obligations - long-term as of March 31, 2015 are as follows (in thousands):

Nine months ending December 31, 2015	$15,140
Year ended 2016	9,037
Year ended 2017	14,659
Year ended 2018	17,843
56,679
Less: Interest, final payment fee and discount	(9,490)
47,189
Less current portion	(15,605)
$31,584

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense in the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2015 and 2014 relates to the following debt instruments (in thousands):

	Three Months Ended March 31,
	2015	2014

GECC term loan	$548	$448
Servier loan	255	587
Hercules loan	234	-
Novartis note	78	77
Other	-	13
Total interest expense	$1,115	$1,125

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(unaudited)

7.	Commitments and Contingencies

Collaborative Agreements, Royalties and Milestone Payments

The Company is obligated to pay royalties, ranging from 0.5% to 5% of the selling price of certain licensed components and up to 40% of any sublicense fees to various universities and other research institutions based on future sales or licensing of products that incorporate certain products and technologies developed by those institutions.

In addition, the Company has committed to make potential future “milestone” payments to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $77.3 million (assuming one product per contract meets all milestones events) have not been recorded on the accompanying condensed consolidated balance sheets. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.

Leases

As of March 31, 2015, the Company leased administrative and research facilities, and office equipment under operating leases expiring on various dates through April 2023. These leases require the Company to pay taxes, insurance, maintenance and minimum lease payments. Total rental expense, including other costs required under the Company’s leases, was approximately $0.9 million for the three months ended March 31, 2015 and 2014. Rental expense based on leases allowing for escalated rent payments are recognized on a straight-line basis. At the expiration of the lease, the Company is required to restore certain of its leased property to certain conditions in place at the time of lease inception. The Company believes these costs will not be material to its operations.

8.	Stock-based Compensation

In the first quarter of 2015, the Board of Directors of the Company approved grants under the Company’s Long Term Incentive Plan for stock options to purchase an aggregate of 1,322,528 shares and an aggregate of 1,401,652 restricted stock units (“RSUs”) to certain employees of the Company. The stock options vest monthly over four years, and the RSUs vest annually over three years, in equal increments.

The Company recognizes compensation expense for all stock-based payment awards made to the Company’s employees, consultants and directors based on estimated fair values. Compensation expense is recognized from the grant date to the earlier of the retirement-eligible date or the vesting date.  The valuation of stock option awards is determined at the date of grant using the Black-Scholes Model. This model requires inputs such as the expected term of the option, expected volatility and risk-free interest rate. To establish an estimate of expected term, the Company considers the vesting period and contractual period of the award and its historical experience of stock option exercises, post-vesting cancellations and volatility. The estimate of expected volatility is based on the Company’s historical volatility. The risk-free rate is based on the yield available on U.S. Treasury zero-coupon issues. The forfeiture rate impacts the amount of aggregate compensation for both stock options and RSUs. To establish an estimate of forfeiture rate, the Company considers its historical experience of option forfeitures and terminations.

The fair value of the stock options granted was estimated based on the following weighted average assumptions for three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Dividend yield	0%	0%
Expected volatility	82%	94%
Risk-free interest rate	1.34%	1.73%
Expected term	5.6 years	5.6 years

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(unaudited)

Stock option activity for the three months ended March 31, 2015 was as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	7,702,309	$8.15
Granted	1,322,528	3.82
Exercised	(65,815)	1.55
Forfeited, expired or cancelled	(620,440)	25.65
Outstanding at March 31, 2015	8,338,582	$6.22	7.50	$3,174
Vested and expected to vest at March 31, 2015	7,928,331	$6.30	7.41	$3,131
Exercisable at March 31, 2015	4,621,508	$7.52	6.34	$2,409

The valuation of RSUs is determined at the date of grant using the closing stock price.

Unvested RSU activity for the three months ended March 31, 2015 is summarized below:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested balance at January 1, 2015	1,953,879	$5.46
Granted	1,401,652	3.83
Vested	(802,081)	5.04
Forfeited	(27,138)	5.88
Unvested balance at March 31, 2015	2,526,312	$4.69

The following table shows allocated stock-based compensation expense included in the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$2,196	$2,406
Selling, general and administrative	1,469	1,518
Total stock-based compensation expense	$3,665	$3,924

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

XOMA Corporation (“XOMA”), a Delaware corporation, discovers and develops innovative antibody-based therapeutics. Several of our antibodies have unique properties due to their interaction at allosteric sites on specific protein rather than the orthosteric, or active, sites. The compounds are designed to either enhance or diminish the protein’s activity as desired.  We believe allosteric-modulating antibodies may be more selective or offer a safety advantage in certain disease indications when compared to more traditional modes of action.

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

Our strategy is to pursue Behçet’s disease uveitis as our first indication for gevokizumab in the United States. Upon the successful completion of Servier’s EYEGUARD-B study, we intend to meet with the U.S. Food and Drug Administration (“FDA” or “the Agency”) to review the Phase 3 EYEGUARD-B data together with the data from the two Behçet’s disease uveitis Phase 2 studies conducted independently by XOMA and Servier. We believe the seriousness of this disease and the small patient population warrant consideration for approval based upon positive data from a single pivotal study. There is significant precedence for regulatory approval based upon a single study for indications of similar seriousness and patient populations. Should EYEGUARD-B demonstrate that patients with Behçet’s disease uveitis who receive gevokizumab took considerably longer to exacerbate than the placebo-treated patients during the tapering of administered steroids, we believe we will be in a position to begin the Biologics License Application (“BLA”) submission process.

In September 2014, we opened the EYEGUARD-US supplemental gevokizumab clinical study of Behçet’s disease uveitis to patients in the United States.  Data from the supplemental EYEGUARD-US study may be used in one of several ways. It may not be required for the initial BLA submission so that it merely provides further information related to U.S. physicians’ and patients’ experiences with gevokizumab. It may be required for the FDA’s review of our submission but for informational purposes without being considered a pivotal study. In this case, the study would be unmasked at a predetermined time when we are in a position to submit the BLA. Finally, it may be required as a second pivotal study in order for the FDA to accept our submission. We have designed the EYEGUARD-US study in a manner intended to fulfill whatever directive we are given by the FDA.

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

Published literature indicates approximately 50% of patients with PG will experience a recurrence within two to three years.  To follow the patients enrolled in our pilot study, we designed an extension study that allows the pilot study patients the opportunity to receive further treatment if they experience new ulcers and allows us to capture information on how gevokizumab performs with successive treatments.  Four of the six patients from our pilot study entered the extension study; three of whom were fully healed during the initial study, and one patient who had an ulcer which, was fully healed at Day 56, but reopened after an injury.  To date, three of the four patients enrolled in the extension study have received additional gevokizumab therapy for PG.  One patient recurred at 7.5 months and upon receiving additional gevokizumab therapy obtained 100% ulcer closure prior to Day 56.  One patient recurred at 7 months and after additional gevokizumab therapy obtained 100% ulcer closure by Day 84.  The patient who had initially healed but whose ulcer reopened after an injury continued receiving therapy and obtained 100% ulcer closure.  One patient has not received additional gevokizumab therapy as the condition has not recurred more than one year following initial gevokizumab treatment. All four patients continue to be enrolled in the extension study and will be followed for up to 92 weeks.

We also have an active gevokizumab Proof-of-Concept (“POC”) development program to identify other illness for late-stage development.  Two studies are being conducted in collaboration with the U.S. National Institutes of Health (“NIH”). The National Eye Institute (“NEI”) is conducting a gevokizumab study in patients with non-infectious anterior scleritis. The North Shore-Long Island Jewish Health System in collaboration with the National Institute on Deafness and Other Communication Disorders (“NIDCD”) are conducting a gevokizumab clinical study in patients with inflammatory autoimmune inner ear disease.

Previously, we conducted POC trials in moderate-to-severe inflammatory acne and in erosive osteoarthritis of the hand (“EOA”). We have decided not to further pursue the acne indication. The EOA results led to our decision not to pursue Phase 3 testing in the broad EOA population, although we continue to review the data to determine if there is a subgroup of the EOA population that could benefit from gevokizumab therapy.

Gevokizumab has been generally well tolerated across all of our clinical studies.  In both the acne and EOA studies, there were no drug-related serious adverse events reported. The most common adverse events were headache, pain, arthralgia, urinary tract infections, upper respiratory tract infections and pneumonia, and they were comparable between gevokizumab and placebo.

Separately, Servier instituted its own active development program for gevokizumab beyond the NIU and Behçet’s disease uveitis Phase 3 program. In 2012, Servier initiated a Phase 2 gevokizumab study in patients with acute coronary syndrome, a cardiovascular disease within the cardiometabolic field where it has world-wide rights.  In 2013, Servier began testing gevokizumab in a variety of POC studies, including polymyositis/dermatomyositis, Schnitzler syndrome, and giant cell arteritis. Servier has indicated these are the first studies in an extensive multi-indication exploratory program it expects to conduct. On April 1, 2015, Servier announced it had initiated a 370-patient Phase 2 study of gevokizumab in patients with diabetic nephropathy.

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

The lead compound from our XMetD program, XOMA 358, is a fully human monoclonal allosteric modulating antibody that binds to insulin receptors and attenuates insulin action. It is designed to negatively modulate the insulin receptor and its downstream signaling capabilities.  We launched clinical development activities for XOMA 358 in October 2014, with the first patient dosed in our Phase 1 safety and tolerability study.  The Phase 1 study was successful, and data from the study was presented at ENDO in March 2015.  We intend to investigate this compound as a novel treatment for non-drug-induced, endogenous hyperinsulinemic hypoglycemia (low blood glucose caused by excessive insulin produced by the body). A therapy that safely and effectively mitigates insulin-induced hypoglycemia has the potential to address a significant unmet therapeutic need for certain rare medical conditions associated with hyperinsulinism.

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

Significant Developments in the First Quarter of 2015

Servier Loan Amendment

On January 9, 2015, we entered into Amendment No. 2 to our loan agreement with Servier, initially entered into on December 30, 2010, and subsequently amended by a Consent, Transfer, Assumption and Amendment Agreement entered into as of August 12, 2013. Amendment No. 2 modified the maturity date of the loan from January 13, 2016 to three tranches as follows: €3.0 million to be repaid on January 15, 2016, €5.0 million to be repaid on January 15, 2017 and €7.0 million to be repaid on January 15, 2018. All other terms of the Servier Loan Agreement remain unchanged.

Hercules Term Loan

In February 2015, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc.  (the “Hercules Term Loan”), under which we borrowed $20.0 million. We used a portion of the proceeds under the Hercules Term Loan to repay GECC’s outstanding principle balance, final payment fee, prepayment fee, and accrued interest totaling $5.5 million and plan to use the remaining proceeds for general corporate purposes.

XOMA 358

In March 2015, we announced that we successfully completed the Phase 1 clinical study of XOMA 358, a fully human, allosteric monoclonal antibody that inhibits both the binding of insulin to its receptor and downstream insulin signaling, and presented the data at ENDO 2015. XOMA 358 is being evaluated for the treatment of non-drug-induced, endogenous hyperinsulinemic hypoglycemia (low blood glucose caused by excessive insulin produced endogenously).

Licensing

In January 2015, Symplmed announced that the FDA approved PRESTALIA®, originally licensed by us from Servier and later transferred to Symplmed.  As a result, we are eligible to receive royalties of 3% to 10% on any potential sales of PRESTALIA in the United States.

Results of Operations

Revenues

Total revenues for the three months ended March 31, 2015 and 2014, were as follows (in thousands):

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)
License and collaborative fees	$263	$964	$(701)
Contract and other	2,388	2,446	$(58)
Total revenues	$2,651	$3,410	$(759)

License and Collaborative Fees

License and collaborative fees include fees and milestone payments related to the out-licensing of our products and technologies. The decrease in license and collaborative fee revenue for the three months ended March 31, 2015, as compared to the same period of 2014, was due primarily to the receipt of a $0.5 million milestone payment relating to an out-licensing arrangement in the first quarter of 2014. The generation of future revenues related to license and other collaborative fees is dependent on our ability to attract new licensees and new collaboration partners to our antibody technologies.

Contract and Other Revenues

Contract and other revenues include agreements where we provide contracted research and development services to our contract and collaboration partners, including Servier and NIAID. Contract and other revenues also include net product sales and royalties. The following table shows the activity in contract and other revenues for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)
Servier	$523	$884	$(361)
NIAID	1,902	1,596	306
Other	(37)	(34)	(3)
Total revenues	$2,388	$2,446	$(58)

The decrease in revenue from Servier is due primarily to a decrease in reimbursements from Servier under our collaboration agreement.  Servier and XOMA will equally share remaining costs related to the three pivotal clinical trials under the EYEGUARD program. This cost sharing agreement will result in recognition of revenue for periods in which our expenditures exceed Servier’s, and recognition of expense for periods in which Servier’s expenditures exceed ours.  Our revenue from NIAID increased due to greater activity under our existing NIAID contracts.

We expect total revenue to increase in 2015 as compared with 2014 levels based on anticipated licensing activities.

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

Research and development expenses were $20.0 million for the three months ended March 31, 2015, compared with $21.5 million for the same period in 2014. The decrease of $1.5 million was primarily due to a decrease of $3.0 million in external manufacturing costs, partially offset by an increase of $1.5 million in clinical trial costs primarily driven by the initiation of our global Phase 3 PG program and the Phase 1 study in XOMA 358.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $9.5 million in research and development salaries and employee-related expenses for the three months ended March 31, 2015, as compared with $9.2 million for the same period in 2014.

Our research and development activities can be divided into earlier-stage programs and later-stage programs. Earlier-stage programs include molecular biology, process development, pilot-scale production and preclinical testing. Later-stage programs include clinical testing, regulatory affairs and manufacturing clinical supplies. The costs associated with these programs are summarized below (in thousands):

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)
Earlier stage programs	$5,773	$10,927	$(5,154)
Later stage programs	14,231	10,619	3,612
Total	$20,004	$21,546	$(1,542)

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements are summarized below (in thousands):

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)
Internal projects	$13,664	$14,969	$(1,305)
Collaborative and contract arrangements	6,340	6,577	(237)
Total	$20,004	$21,546	$(1,542)

For the three months ended March 31, 2015, the gevokizumab program, for which we incurred the largest amount of expense, accounted for more than 50% but less than 60% of our total research and development expenses. A second development program, XMet, accounted for more than 20% but less than 30% of our total research and development expenses, and a third development program, NIAID, accounted for more than 10% but less than 20% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expenses for the three months ended March 31, 2015. For the three months ended March 31, 2014, the gevokizumab program, for which we incurred the largest amount of expense, accounted for more than 40% but less than 50% of our total research and development expenses. A second development program, XMet, accounted for more than 20% but less than 30% of our total research and development expenses. Other preclinical programs aggregate to more than 10% but less than 20% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expenses for the three months ended March 31, 2014.

We expect our research and development spending during the remainder of 2015 to be comparable to 2014 primarily due to our ongoing global Phase 3 clinical program for gevokizumab for the NIU indications, our Phase 3 clinical program for gevokizumab for the PG indication, our ongoing gevokizumab Phase 2 POC program, and the continued development of our XMet program.

Future research and development spending also may be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. Selling, general and administrative expenses were $5.2 million for the three months ended March 31, 2015, compared with $5.3 million for the same period in 2014.

    Other Income (Expense)

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense is shown below for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014

GECC term loan	$548	$448
Servier loan	255	587
Hercules loan	234	-
Novartis note	78	77
Other	-	13
Total interest expense	$1,115	$1,125

Interest expense for the GECC term loan was higher for the three months ended March 31, 2015, as compared with March 31, 2014, due to a loss of $0.4 million that was recorded upon the extinguishment of the debt in February 2015.  The loss primarily related to the amortization of the remaining debt issuance costs, final payment fee and loan discount as well as a prepayment penalty.  Interest expense related to the Servier loan decreased over the same period by $0.3 million.  This was due to the $1.6 million balance of imputed interest remaining at the time of the loan which was amended in January 2015 and is now being amortized over the extended term of the loan.

We expect interest expense will increase during 2015 due to our new term loan with Hercules Growth Capital Inc., which carries a higher principal balance than the GECC term loan.

Other income (expense) primarily consisted of unrealized (losses) gains. The following table shows the activity in other income (expense) for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)
Other income (expense)
Unrealized foreign exchange gain (1)	$1,949	$66	$1,883
Realized foreign exchange gain (loss)	56	(47)	103
Unrealized loss on foreign exchange options	(6)	(122)	116
Other	11	13	(2)
Total other income (expense)	$2,010	$(90)	$2,100

(1)	Unrealized foreign exchange gain for the three months ended March 31, 2015 and 2014 primarily relates to the re-measurement of the €15 million Servier loan.

Revaluation of Contingent Warrant Liabilities

In December 2014, in connection with a registered direct offering, we issued two-year warrants to purchase 8,097,165 shares of our common stock at an exercise price of $7.90 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which could conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, we account for the warrants issued in December 2014 as a liability at fair value. In addition, the estimated liability related to the warrants is revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders’ equity, or expiration of the warrants. At December 31, 2014, 8,097,165 of these warrants were outstanding and had a fair value of $5.2 million.  We revalued the warrant liability at March 31, 2015 using the Black-Scholes Model and recorded a $0.4 million decrease in the fair value as a gain in the revaluation of contingent warrant liabilities. The decrease in liability is due primarily to the decrease in the remaining term of the warrants, partially offset by the increase in the market price of our common stock at March 31, 2015 as compared to December 31, 2014.  At March 31, 2015, all of the warrants were outstanding and had a fair value of $4.8 million.

In March 2012, in connection with an underwritten offering, we issued five-year warrants to purchase 14,834,577 shares of XOMA’s common stock at an exercise price of $1.76 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, we are required to account for the warrants issued in March 2012 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. We revalued the warrant liability at March 31, 2014 using the Black-Scholes Model and recorded a $19.5 million decrease in the fair value as a gain in the revaluation of contingent warrant liabilities.  At December 31, 2014, warrants to purchase 12,109,418 shares were outstanding and had a fair value of $26.7 million. We revalued the warrant liability at March 31, 2015 using the Black-Scholes Model and recorded the $0.3 million increase in the fair value as a loss in the revaluation of contingent warrant liabilities in the accompanying condensed consolidated statements of comprehensive loss. This increase in liability is due primarily to the increase in the market price of XOMA’s common stock at March 31, 2015 compared to December 31, 2014. At March 31, 2015, 12,109,418 of the warrants were outstanding and had a fair value of $27.0 million. On May 5, 2015, 1,470,000 of these warrants were exercised in a cashless exercise resulting in an issuance of 785,192 shares.

The following table provides a summary of the changes in estimated fair value of contingent warrant liabilities for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Beginning balance	$31,828	$69,869
Reclassification of contingent warrant liability to equity upon exercise of warrants	-	(2,525)
Net increase (decrease) in estimated fair value of contingent warrant liabilities upon revaluation	40	(20,002)
Ending balance	$31,868	$47,342

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, our working capital and our cash flow activities for each of the periods presented (in thousands):

	March 31,	December 31,	Increase
	2015	2014	(Decrease)
Cash and cash equivalents	$67,491	$78,445	$(10,954)
Working Capital	$46,195	$47,367	$(1,172)

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)

Cash used in operating activities	$(24,280)	$(28,200)	$3,920
Cash used in investing activities	(225)	(49)	(176)
Cash provided by financing activities	13,574	296	13,278
Effect of exchange rate changes on cash	(23)	-	(23)
Net decrease in cash and cash equivalents	$(10,954)	$(27,953)	$16,999

Cash Used In Operating Activities

The decrease in net cash used in operating activities for the three months ended March 31, 2015 as compared with the same period in 2014 was primarily due to a decrease in research and development spending related to external manufacturing costs in the first quarter of 2015.

Cash Used In Investing Activities

Net cash used in investing activities increased $0.2 million for the three months ended March 31, 2015, as compared with the same period of 2014, due to expenditures for leasehold improvements of $0.2 million during the first quarter of 2015.

Cash Provided by Financing Activities

Net cash provided by financing activities was $13.6 million for the three months ended March 31, 2015, compared with $0.3 million for the same period of 2014. Cash provided by financing activities in the first quarter of 2015 related to proceeds received from the Hercules Term Loan of $20.0 million, partially offset by $6.1 million in principal payments on the GECC Term Loan, and debt issuance costs of $0.5 million.

Hercules Term Loan

The Company and Hercules Technology Growth Capital, Inc. entered into the Hercules Term Loan on February 27, 2015, under which we borrowed $20.0 million. The Hercules Term Loan has a variable interest rate that is the greater of either (i) 9.40% plus the prime rate as reported from time to time in The Wall Street Journal minus 7.25%, and (ii) 9.40%. The payments under the Hercules Term Loan are interest only until one month prior to the Amortization Date, defined as July 1, 2016, which will be extended to October 1, 2016, if we achieve certain clinical milestones on or before July 1, 2016. The interest only period will be followed by equal monthly payments of principal and interest amortized over a 30-month schedule through the scheduled maturity date of September 1, 2018. As security for its obligations under the Hercules Term Loan, we granted a security interest in substantially all of our existing and after-acquired assets, excluding our intellectual property assets. We used a portion of the proceeds under the Hercules Term Loan to repay the outstanding principle balance, final payment fee, prepayment fee, and accrued interest totaling $5.5 million from GECC.

If we prepay the loan prior to the loan maturity date, we will pay Hercules a prepayment charge, based on a prepayment fee equal to 3.00% of the amount prepaid, if the prepayment occurs in any of the first 12 months following the closing date, 2.00% of the amount prepaid, if the prepayment occurs after 12 months from the closing date but prior to 24 months from the closing date, and 1.00% of the amount prepaid if the prepayment occurs after 24 months from the closing date. The Hercules Term Loan includes customary affirmative and restrictive covenants, but does not include any financial maintenance covenants, and also includes standard events of default, including payment defaults. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Hercules Loan Agreement.

We incurred debt issuance costs of $0.5 million in connection with the Hercules Term Loan. We will be required to pay a final payment fee equal to $1.2 million on the maturity date, or such earlier date as the term loan is paid in full. The debt issuance costs and final payment fee are being amortized and accreted, respectively, to interest expense over the term of the term loan using the effective interest method.

In connection with the Hercules Term Loan, we issued unregistered warrants that entitle Hercules to purchase up to an aggregate of 181,268 unregistered shares of XOMA common stock at an exercise price equal to $3.31 per share. These warrants were exercisable immediately and have a five-year term expiring in February 2020. We allocated the aggregate proceeds of the Hercules Term Loan between the warrants and the debt obligation.  The estimated fair value of the warrants issued to Hercules of $0.5 million was determined using the Black-Scholes Model and was recorded as a discount to the debt obligation. The discount is being amortized over the term of the loan using the effective interest method. The warrants are classified in permanent equity on the condensed consolidated balance sheet.

Aggregate future principal, final payment fees and discounts of our total interest bearing obligations - long-term as of March 31, 2015 are as follows (in thousands):

Nine months ending December 31, 2015	$15,140
Year ended 2016	9,037
Year ended 2017	14,659
Year ended 2018	17,843
56,679
Less: Interest, final payment fee and discount	(9,490)
47,189
Less current portion	(15,605)
$31,584

*            *            *

We have incurred significant operating losses and negative cash flows from operations since our inception. At March 31, 2015, we had cash and cash equivalents of $67.5 million, which is available to fund future operations. Taking into account the repayment of our outstanding debt classified within current liabilities on our Consolidated Balance Sheet as of March 31, 2015, we anticipate that we will be required to seek additional equity or debt financing or to increase the level of collaborative revenue to fund operations through at least March 31, 2016. If we are unable to achieve the level of revenues from licensing, development and collaboration agreements and the level of government funding and external financing during 2015, as contemplated in our operating plan, we have plans to implement certain cost cutting actions commencing early in the fourth quarter of 2015 to reduce our working capital requirements. Consistent with the actions we have taken in the past, we will prioritize necessary and appropriate steps to enable the continued operations of the business and preservation of the value of our assets beyond the next twelve months, including but not limited to actions, such as reduced personnel-related costs, additional curtailment of our development activities and other discretionary expenditures that are within our control.  These reductions in expenditures, if required, may have an adverse impact on our ability to achieve certain of our planned objectives during 2015. In addition to seeking equity or debt financing, we may seek to access additional capital to support future operations through licensing, partnering or other strategic collaborative arrangements. It is unclear if or when any such transactions will occur, on satisfactory terms or at all.

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

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, those related to revenue recognition, research and development expense, contingent warrant liabilities, and stock-based compensation to be critical policies. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2015, as compared with those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 11, 2015.

Management Change

On March 4, 2015, we announced the retirement of Fred Kurland, as the Company’s Vice President, Finance, Chief Financial Officer and Secretary, effective as of April 3, 2015, and the appointment on February 26, 2015 of Thomas Burns as the Company’s Chief Financial Officer, effective immediately upon Mr. Kurland’s retirement from the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. Our market risks related to interest rate sensitivities at March 31, 2015, have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2014 filed with the SEC.

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

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We have established disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II -	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

      None.

ITEM 1A.	RISK FACTORS

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

We finance our operations primarily through our multiple revenue streams resulting from discovery and development collaborations, biodefense contracts, and the licensing of our antibody technologies, debt and through sales of our common stock.

Based on our cash and cash equivalents of $67.5 million at March 31, 2015, anticipated spending levels, anticipated cash inflows from collaborations, biodefense contracts and licensing transactions, funding availability included under our loan agreements, the proceeds from our equity offerings and other sources of funding that we believe to be available, we anticipate that we will be required to seek additional equity or debt financing or to increase the level or collaborative revenue to fund operations through at least the next 12 months. Any significant revenue shortfalls, increases in planned spending on development programs, more rapid progress of development programs than anticipated, or the initiation of new clinical trials, as well as the unavailability of anticipated sources of funding, could shorten this period or otherwise have a material adverse impact on our ability to finance our continued operations. Progress or setbacks by potentially competing products also may affect our ability to raise new funding on acceptable terms.

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

We have been and are developing numerous product candidates, and as a result have experienced significant losses. As of March 31, 2015, we had an accumulated deficit of $1.1 billion.

For the three months ended March 31, 2015, we had a net loss of approximately $21.7 million, or $0.19 per share of common stock (basic and diluted). For the year ended December 31, 2014, we had a net loss of approximately $38.3 million, or $0.36 per share of common stock, basic and $0.67 per share of common stock, diluted.

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

We have a number of agreements with Servier that are material to the conduct of our business, including:

•	In December 2010, we entered into a license and collaboration agreement with Servier, to jointly develop and commercialize gevokizumab in multiple indications. Under the terms of the agreement, Servier has worldwide rights to cardiovascular disease and diabetes indications and rights outside the United States and Japan to all other indications, including Behçet’s disease uveitis and other inflammatory and oncology indications. In late 2011, we announced Servier agreed to include the NIU Phase 3 trials under the terms of the collaboration agreement for Behçet’s disease uveitis. We retain development and commercialization rights for NIU and other inflammatory disease and oncology indications in the United States and Japan and have an option to reacquire rights to cardiovascular disease and diabetes indications from Servier in these territories. Should we exercise this option, we will be required to pay an option fee to Servier and partially reimburse a specified portion of Servier’s incurred development expenses. The agreement contains mutual customary termination rights relating to matters such as material breach by either party. Servier may terminate for safety issues, and we may terminate the agreement, with respect to a particular country or the European Patent Organization (“EPO”) member states, for any challenge to our patent rights in that country or any EPO member state, respectively, by Servier. Servier also has a unilateral right to terminate the agreement for the European Union (“EU”) or for non-EU countries, on a country-by-country basis, or in its entirety, in each case with six months’ notice.

•	In December 2010, we entered into a loan agreement with Servier (the “Servier Loan Agreement”), which provides for an advance of up to €15.0 million and was funded fully in January 2011 with the proceeds converting to approximately $19.5 million at the January 13, 2011, Euro-to-U.S.-dollar exchange rate of 1.3020. This loan is secured by an interest in our intellectual property rights to all gevokizumab indications worldwide, excluding the United States and Japan. The loan has a final maturity date in 2016; however, after a specified period prior to final maturity, the loan is required to be repaid (1) at Servier’s option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (2) using a significant percentage of any upfront, milestone or royalty payments we receive from any third-party collaboration or development partner for rights to gevokizumab in the United States and/or Japan. In addition, the loan becomes immediately due and payable upon certain customary events of default. At December 31, 2014, the €15.0 million outstanding principal balance under this Servier Loan Agreement would have equaled approximately $18.2 million using the December 31, 2014 Euro-to-U.S.-dollar exchange rate of 1.216.

•	On January 9, 2015, Servier and we entered into Amendment No. 2 (“Loan Amendment”). The Servier Loan Agreement was initially entered into on December 30, 2010 and subsequently amended by a Consent, Transfer, Assumption and Amendment Agreement entered into as of August 12, 2013. The Loan Amendment modifies the maturity date of the loan from January 13, 2016 to three tranches due on January 15, 2016, January 15, 2017 and January 15, 2018 and provides that principal shall be repaid as follows: €3.0 million to be repaid on January 13, 2016, €5.0 million to be repaid on January 15, 2017 and €7.0 million to be repaid on January 15, 2018. All other terms of the Loan Agreement remain unchanged, including the interest rate calculations, EURIBOR+2% and the formula for resetting the interest rate on the 15th of January and 15th of July every six months.

•	On January 9, 2015, Servier and we entered into an Amendment No. 2 to the Collaboration Agreement Under the Collaboration Agreement we were eligible to receive up to approximately $433 million in the aggregate in milestone payments, most of which were denominated in Euros, if we re-acquire cardiovascular and/or diabetes rights for use in the United States, and approximately $770 million in aggregate milestone payments if we do not re-acquire those rights. Under the Collaboration Amendment, we would be eligible to receive up to $415 million in the aggregate in milestone payments in the event we re-acquire the cardiovascular and/or diabetes rights for use in the United States and approximately $752 million if we do not re-acquire those rights. The milestone reductions are related to a very low prevalence indication of which Servier would not have pursued development had these payments been required. All other terms of the Collaboration Agreement remain unchanged.

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

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe many of our product candidates (including gevokizumab, XMetA, XMetS, XOMA 358 and XOMA 3AB) will be regulated by the FDA as biologics. Initiation of clinical trials requires approval by health authorities. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with FDA and International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use Good Clinical Practices and the European Clinical Trials Directive under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Other national, foreign and local regulations also may apply. The developer of the drug must provide information relating to the characterization and controls of the product before administration to the patients participating in the clinical trials. This requires developing approved assays of the product to test before administration to the patient and during the conduct of the trial. In addition, developers of pharmaceutical products must provide periodic data regarding clinical trials to the FDA and other health authorities, and these health authorities may issue a clinical hold upon a trial if they do not believe, or cannot confirm, that the trial can be conducted without unreasonable risk to the trial participants. We cannot assure you that U.S. and foreign health authorities will not issue a clinical hold with respect to any of our clinical trials in the future.

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

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which none were issued and outstanding as of May 7, 2015, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. In addition, we are authorized to issue, generally without stockholder approval, up to 277,333,332 shares of common stock, of which 117,815,481 were issued and outstanding as of May 5, 2015. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

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

Our share price may be volatile, and there may not be an active trading market for our common stock.

There can be no assurance the market price of our common stock will not decline below its present market price or there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2015, through May 5, 2015, the share price of our common stock has ranged from a high of $4.33 to a low of $2.92. Factors contributing to such volatility include, but are not limited to:

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

Safety concerns also may arise in the course of on-going clinical trials or patient treatment as a result of adverse events or reactions. For example, in February 2009, the EMA announced it had recommended suspension of the marketing authorization of RAPTIVA in the EU, and EMD Serono Inc., the company that marketed RAPTIVA in Canada (“EMD Serono”) announced that in consultation with Health Canada, the Canadian health authority (“Health Canada”), it would suspend marketing of RAPTIVA in Canada. In March 2009, Merck Serono Australia Pty Ltd, the company that marketed RAPTIVA in Australia (“Merck Serono Australia”), following a recommendation from the Therapeutic Goods Administration, the Australian health authority (“TGA”), announced it was withdrawing RAPTIVA from the Australian market. In the second quarter of 2009, Genentech announced and carried out a phased voluntary withdrawal of RAPTIVA from the U.S. market, based on the association of RAPTIVA with an increased risk of progressive multifocal leukoencephalopathy (“PML”), and sales of the product ceased.

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

To the extent we continue to provide manufacturing services for our own benefit or to third parties, we are subject to manufacturing risks. Additionally, unanticipated fluctuations in customer requirements may lead to manufacturing inefficiencies, which if significant could lead to an impairment of our long-lived assets or restructuring activities. We must utilize our manufacturing operations in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining acceptable product quality and manufacturing costs. Additional resources and changes in our manufacturing processes may be required for each new product, product modification or customer or to meet changing regulatory or third-party requirements, and this work may not be completed successfully or efficiently.

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

The testing, marketing and sales of medical products entails an inherent risk of allegations of product liability. In the past, we were party to product liability claims filed against Genentech Inc. and, even though Genentech agreed to indemnify us in connection with these matters and these matters have been settled, there can be no assurance other product liability lawsuits will not result in liability to us or that our insurance or contractual arrangements will provide us with adequate protection against such liabilities. In the event of one or more large, unforeseen awards of damages against us, our product liability insurance may not provide adequate coverage. A significant product liability claim for which we were not covered by insurance or indemnified by a third party would have to be paid from cash or other assets, which could have an adverse effect on our business and the value of our common stock. To the extent we have sufficient insurance coverage, such a claim would result in higher subsequent insurance rates. In addition, product liability claims can have various other ramifications, including loss of future sales opportunities, increased costs associated with replacing products, a negative impact on our goodwill and reputation, and divert our management’s attention from our business, each of which could also adversely affect our business and operating results.

The loss of key personnel, including our Chief Executive Officer, could delay or prevent achieving our objectives.

Our research, product development and business efforts could be affected adversely by the loss of one or more key members of our scientific or management staff, particularly our executive officers: John Varian, our Chief Executive Officer; Patrick J. Scannon, M.D., Ph.D., our Executive Vice President and Chief Scientific Officer; Paul D. Rubin, M.D., our Senior Vice President, Research and Development and Chief Medical Officer; Thomas Burns, our Vice President Finance and Chief Financial Officer; and Tom Klein, our Vice President and Chief Commercial Officer. We currently do not have key person insurance on any of our employees.

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

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 181 employees as of March 31, 2015. We may require additional experienced executive, accounting, research and development, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

Entities controlled by Felix J. Baker and Julian C. Baker beneficially own approximately 17.9% of our outstanding common stock as of March 31, 2015, which includes warrants to purchase approximately 7.6 million shares of XOMA’s common stock at an exercise price of $1.76 per share. On July 19, 2012, our Board of Directors elected Kelvin Neu, M.D., to serve on our Board of Directors. Dr. Neu is a Managing Director at Baker Bros. Advisors, LLC, an entity controlled by Felix J. Baker and Julian C. Baker. Accordingly, these entities may exert significant influence over us and any action requiring the approval of the holders of our stock, including the election of directors and approval of significant corporate transactions. In addition, on June 12, 2014, we entered into a registration rights agreement with entities affiliated with Felix J. Baker and Julian C. Baker, pursuant to which we subsequently filed a registration statement to register for resale the shares of our common stock (including shares issuable upon the exercise of warrants) held by these entities. Furthermore, conflicts of interest could arise in the future between us, on the one hand, and these entities, on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters.

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

On May 7, 2015, the Company issued a press release announcing the Company’s financial results for the first quarter ended March 31, 2015. A copy of the press release is furnished as Exhibit 99.1 to this report.

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

XOMA Corporation

Date: May 7, 2015	By:	/s/ JOHN VARIAN
John Varian Chief Executive Officer (principal executive officer) and Director

Date: May 7, 2015	By:	/s/ THOMAS BURNS
Thomas Burns Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Form of Certificate of Designations of Series A Preferred Stock	8-K	000-14710	3.1	01/03/2012

4.4	Form of Amended and Restated Warrant (June 2009 Warrants)	8-K	000-14710	10.6	02/02/2010

4.5	Form of Warrant (December 2011 Warrants)	10-K	000-14710	4.9	03/14/2012

4.6	Form of Warrant (March 2012 Warrants)	8-K	000-14710	4.1	03/07/2012

4.7	Form of Warrant (September 2012 Warrants)	8-K	000-14710	4.10	10/03/2012

4.8	Registration rights Agreement dated June 12, 2014, by and among XOMA Corporation, 667, L.P., Baker Brothers Life Sciences, L.P., and 14159. L.P.	8-K	000-14710	4.1	06/12/2014

4.9	Form of Warrant (December 2014 Warrants)	8-K	000-14710	4.1	12/09/2014

4.10+	Form of Warrant (February 2015 Warrants)

10.1	Amendment No. 2, effective January 9, 2015, to the Loan Agreement, effective December 30, 2010, by and among XOMA (US) LLC, Les Laboratoires Servier and Institut de Recherches Servier	10-K	000-14710	10.71	3/11/2015

10.2	Amendment No. 2, effective January 9, 2015, to the Amended and Restated Collaboration and License Agreement, effective February 14, 2012, by and among XOMA (US) LLC, Les Laboratoires Servier and Institut de Recherches Servier	10-K	000-14710	10.72	3/11/2015

10.3+	Loan and Security Agreement, dated February 27, 2015, by and among XOMA Corporation, XOMA(US) LLC and XOMA Commercial as borrowers and Hercules Technology Growth Capital, Inc., as agent and lender

10.4+	Employment Agreement by and between XOMA Corporation and Thomas Burns, dated as of April 3, 2015

10.5+	Change of Control Severance Agreement by and between XOMA Corporation and Thomas Burns, dated as of April 3, 2015

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+
Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

99.1++	Press Release dated May 7, 2015

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith
++	Furnished herewith. The information in Exhibit 99.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section or Sections II and 12(a)(2) of the Securities Act of 1933, as amended. The information contained in Exhibit 99.1 shall not be incorporated by reference into any filing with the U.S. Securities and Exchange Commission made by XOMA Corporation, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.