Form 10-Q
period 2015-06-30
XOMA Corp
filed 2015-08-10
CIK 791908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2015
Common Stock, $0.0075 par value	118,584,036

XOMA CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$50,957	$78,445
Trade and other receivables, net	2,649	3,309
Prepaid expenses and other current assets	2,117	1,859
Total current assets	55,723	83,613
Property and equipment, net	4,455	5,120
Other assets	665	669
Total assets	$60,843	$89,402

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,322	$5,990
Accrued and other liabilities	7,441	9,892
Deferred revenue - current	1,786	1,089
Interest bearing obligations – current	15,793	19,018
Accrued interest on interest bearing obligations – current	332	257
Total current liabilities	29,674	36,246
Deferred revenue – long-term	732	1,939
Interest bearing obligations – long-term	32,211	16,290
Contingent warrant liabilities	28,956	31,828
Other liabilities - long term	556	-
Total liabilities	92,129	86,303

Commitments and Contingencies (Note 7 and Note 9)

Stockholders’ (deficit) equity:
Preferred stock, $0.05 par value, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $0.0075 par value, 277,333,332 shares authorized, 117,969,465 and 115,892,450 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	885	869
Additional paid-in capital	1,132,783	1,121,707
Accumulated deficit	(1,164,954)	(1,119,477)
Total stockholders’ (deficit) equity	(31,286)	3,099
Total liabilities and stockholders’ (deficit) equity	$60,843	$89,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

XOMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
License and collaborative fees	$945	$1,201	$1,207	$2,164
Contract and other	1,594	4,772	3,983	7,219
Total revenues	2,539	5,973	5,190	9,383

Operating expenses:
Research and development	19,692	19,590	39,696	41,136
Selling, general and administrative	5,060	5,160	10,280	10,414
Restructuring	-	-	-	84
Total operating expenses	24,752	24,750	49,976	51,634

Loss from operations	(22,213)	(18,777)	(44,786)	(42,251)

Other income (expense):
Interest expense	(1,007)	(1,110)	(2,123)	(2,236)
Other income (expense), net	(363)	27	1,648	(61)
Revaluation of contingent warrant liabilities	(176)	7,963	(216)	27,964
Net loss	$(23,759)	$(11,897)	$(45,477)	$(16,584)

Basic net loss per share of common stock	$(0.20)	$(0.11)	$(0.39)	$(0.16)
Diluted net loss per share of common stock	$(0.20)	$(0.17)	$(0.39)	$(0.38)

Shares used in computing basic net loss per share of common stock	117,540	106,927	116,870	106,545
Shares used in computing diluted net loss per share of common stock	117,540	114,126	116,870	115,048

Other comprehensive loss:
Net loss	$(23,759)	$(11,897)	$(45,477)	$(16,584)
Net unrealized (loss) gain on available-for-sale securities	-	(1)	-	7
Comprehensive loss	$(23,759)	$(11,898)	$(45,477)	$(16,577)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(45,477)	$(16,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	902	941
Common stock contribution to 401(k)	986	870
Stock-based compensation expense	6,354	6,348
Revaluation of contingent warrant liabilities	216	(27,964)
Amortization of debt discount, final payment fee on debt, and debt issuance costs	656	1,362
Loss on loan extinguishment	429	-
Unrealized gain on foreign currency exchange	(1,571)	(241)
Unrealized loss on foreign exchange options	6	239
Other non-cash adjustments	-	(2)
Changes in assets and liabilities:
Trade and other receivables, net	660	(1,728)
Prepaid expenses and other current assets	(258)	(491)
Accounts payable and accrued liabilities	(3,954)	(5,179)
Accrued interest on interest bearing obligations	210	(1,570)
Deferred revenue	(342)	(1,019)
Other liabilities	556	(81)
Net cash used in operating activities	(40,627)	(45,099)

Cash flows from investing activities:
Proceeds from maturities of investments	-	10,000
Net purchase of property and equipment	(406)	(80)
Net cash (used in) provided by investing activities	(406)	9,920

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	211	3,213
Proceeds from exercise of warrants	1	35
Proceeds from issuance of long term debt	20,000	-
Debt issuance costs and loan fees	(512)	-
Principal payments of debt	(6,128)	(3,833)
Net cash provided by (used in) financing activities	13,572	(585)

Effect of exchange rate changes on cash	(27)	-

Net decrease in cash and cash equivalents	(27,488)	(35,764)
Cash and cash equivalents at the beginning of the period	78,445	101,659
Cash and cash equivalents at the end of the period	$50,957	$65,895

Supplemental Cash Flow Information:
Cash paid for:
Interest	$792	$2,413
Non-cash financing activities:
Reclassification of contingent warrant liability to equity upon exercise of warrants	$(3,088)	$(2,526)
Interest added to principal balances on long-term debt	$159	$157
Issuance of common stock warrants in connection with Hercules Term Loan	$450	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Description of Business

XOMA Corporation (“XOMA” or the “Company”), a Delaware corporation combines a portfolio of late-stage clinical programs and research activities to develop innovative therapeutic antibodies that it intends to commercialize. XOMA focuses its scientific research on allosteric modulation, which offers opportunities for new classes of therapeutic antibodies to treat a wide range of human diseases. XOMA’s therapeutic antibody product candidates include gevokizumab (IL-1 beta modulating antibody), which is being developed with Servier, its partner for gevokizumab, through a global Phase 3 clinical development program and ongoing proof-of-concept studies in other IL-1-mediated diseases. On July 22, 2015, the Company announced the Phase 3 EYEGUARD-B study of gevokizumab in patients with Behçet’s disease uveitis, run by its partner Servier, did not meet the primary endpoint of time to first acute ocular exacerbation.

XOMA’s scientific research also has produced product candidates to treat diseases within the endocrine therapeutic area. These include candidates from the XMet platform, which consists of several Selective Insulin Receptor Modulators antibodies that could offer new approaches in the treatment of metabolic diseases. XOMA’s endocrine portfolio also includes a Phase 2 ready product candidate targeting the prolactin receptor as well as other research stage programs. The Company’s products are presently in various stages of development and are subject to regulatory approval before they can be commercially launched.

Liquidity and Management Plans

The Company has incurred operating losses since its inception and had an accumulated deficit of $1.2 billion at June 30, 2015. Management expects operating losses and negative cash flows to continue for the foreseeable future. As of June 30, 2015, the Company had $51.0 million in cash and cash equivalents, which is available to fund future operations. Taking into account the repayment of its outstanding debt classified within current liabilities on the Company’s condensed consolidated balance sheet at June 30, 2015, the Company anticipates that it will be required to increase the level of collaborative revenues or seek additional equity or debt financing to fund its operations through the next 12 months. If the Company is unable to achieve the level of revenues from licensing, development and collaboration agreements and the level of government funding and external financing during the next 12 months, as contemplated in its operating plan, the Company has plans to implement certain cost cutting actions commencing in the third quarter of 2015 to reduce its working capital requirements. Consistent with the actions the Company has taken in the past, it will prioritize necessary and appropriate steps to enable the continued operation of the business and preservation of the value of its assets beyond the next twelve months, including but not limited to actions such as reducing personnel-related costs, curtailing of the Company’s development activities and reducing other discretionary expenditures that are within the Company’s control.  These reductions in expenditures may have an adverse impact on the Company’s ability to achieve certain of its planned objectives during this time period. In addition to seeking equity or debt financing, the Company may seek to access additional capital to support future operations through licensing, partnering or other strategic collaborative arrangements. It is unclear if or when any such transactions will occur, on satisfactory terms or at all.  The Company’s ability to raise additional capital in the equity and debt markets, should the Company choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock, which itself is subject to a number of pharmaceutical development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of XOMA and its subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated during consolidation. The unaudited financial statements were prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X with regards to the preparation of interim financial information. As permitted under those rules certain footnotes or other financial information can be condensed or omitted. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2015.

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of the Company’s financial information. The interim results of operations are not necessarily indicative of the results that may be expected for the full fiscal year or any other periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an on-going basis, management evaluates its estimates including, but not limited to, those related to contingent warrant liabilities, revenue recognition, debt amendments, research and development expense, long-lived assets, derivative instruments, legal contingencies, and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates, such as the Company’s billing under government contracts and the Company’s accrual for clinical trial expenses. Under the Company’s contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), the Company bills using NIH provisional rates and thus is subject to future audits at the discretion of NIAID’s contracting office. These audits can result in an adjustment to revenue previously reported which potentially could be significant. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions.

Reclassifications

Certain reclassifications of prior period amounts have been made to the financial statements and accompanying notes to conform to the current period presentation. These reclassifications had no impact on the Company’s previously reported net loss or cash flows. The Company early adopted Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). As a result, debt issuance costs of $0.2 million as of December 31, 2014 have been reclassified from Prepaid Expenses and Other Current Assets to Interest Bearing Obligations – Current and Long-term, as applicable. The Company had no long-term debt issuance costs as of December 31, 2014.

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

The Company recognizes revenue from its license and collaboration arrangements, contract services, product sales and royalties. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. In order to account for the multiple-element arrangements, the Company identifies the deliverables included within the arrangement and evaluates which deliverables represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. The consideration received is allocated among the separate units of accounting based on their respective fair values and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. The Company may terminate these contracts upon written notice and is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to the Company at that time. Expenses resulting from clinical trials are recorded when incurred based, in part on estimates as to the status of the various trials.

Warrants

The Company has issued warrants to purchase shares of its common stock in connection with financing activities. The Company accounts for some of these warrants as a liability at fair value on an ongoing basis and others as equity at fair value. The fair value of the outstanding warrants is estimated using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). The Black-Scholes Model requires inputs such as the expected term of the warrants, expected volatility and risk-free interest rate. These inputs are subjective and require significant analysis and judgment to develop. For the estimate of the expected term, the Company uses the full remaining contractual term of the warrant. The Company determines the expected volatility assumption in the Black-Scholes Model based on historical stock price volatility observed on XOMA’s underlying stock. The assumptions associated with contingent warrant liabilities are reviewed each reporting period and changes in the estimated fair value of these contingent warrant liabilities are recognized in revaluation of contingent warrant liabilities within the consolidated statements of comprehensive loss.

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Concentration of Risk

Cash equivalents and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents, such as money market funds. The Company has not encountered any liquidity issues during 2015.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three and six months ended June 30, 2015, two customers represented 48% and 21%, and 60% and 23% of total revenue, respectively. For the three and six months ended June 30, 2014, two customers represented 60% and 26%, and 55% and 31% of total revenue, respectively. As of June 30, 2015 and December 31, 2014, two customers represented 62% and 24% and three customers represented 44%, 34% and 12% of the trade and other receivables balance, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) 606, Revenue Recognition — Revenue from Contracts with Customers (“ASC 606”), which amends the guidance in former ASC 605, Revenue Recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company may adopt the new standard under the full retrospective method or the modified retrospective method. The guidance is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for periods beginning after December 15, 2016. The Company has not yet selected a transition method. The Company is currently evaluating the impact of the adoption of the standard on its condensed consolidated financial statements.

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

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

	June 30, 2015			December 31, 2014
	Prior to Adoption of ASU 2015-03	ASU 2015-03 Adjustment	As Adopted	Prior to Adoption of ASU 2015-03	ASU 2015-03 Adjustment	As Adopted

Prepaid expenses and other current assets	$2,305	$(188)	$2,117	$2,088	$(229)	$1,859
Total current assets	$55,911	$(188)	$55,723	$83,842	$(229)	$83,613
Other assets	$931	$(266)	$665	$669	$-	$669
Total assets	$61,297	$(454)	$60,843	$89,631	$(229)	$89,402

Interest bearing obligations – current	$15,981	$(188)	$15,793	$19,247	$(229)	$19,018
Total current liabilities	$29,862	$(188)	$29,674	$36,475	$(229)	$36,246
Interest bearing obligations – long-term	$32,477	$(266)	$32,211	$16,290	$-	$16,290
Total liabilities	$92,583	$(454)	$92,129	$86,532	$(229)	$86,303

3.	Condensed Consolidated Financial Statements Detail

Net Loss Per Share of Common Stock

Basic net loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the period, adjusted to include the assumed conversion of certain stock options, restricted stock units (“RSUs”), and warrants for common stock. The calculation of diluted loss per share of common stock also requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to earnings (loss) per share for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

Potentially dilutive securities are excluded from the calculation of diluted net loss per share of common stock if their inclusion is anti-dilutive. The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share of common stock (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Common stock options and RSUs	8,362	7,939	7,850	6,576
Warrants for common stock	19,087	1,910	19,087	1,910
Total	27,449	9,849	26,937	8,486

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share of common stock (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator
Net loss
Basic	$(23,759)	$(11,897)	$(45,477)	$(16,584)
Adjustment for revaluation of contingent warrant liabilities	-	(7,616)	-	(27,150)
Diluted	$(23,759)	$(19,513)	$(45,477)	$(43,734)

Denominator
Weighted average shares outstanding used for basic net loss per share	117,540	106,927	116,870	106,545
Effect of dilutive warrants	-	7,199	-	8,503
Weighted average shares outstanding and dilutive securities used for diluted net loss per share	117,540	114,126	116,870	115,048

Cash and Cash Equivalents

As of June 30, 2015, cash and cash equivalents consisted of demand deposits of $18.9 million and money market funds of $32.1 million with maturities of less than 90 days at the date of purchase. As of December 31, 2014, cash and cash equivalents consisted of demand deposits of $10.8 million and money market funds of $67.6 million with maturities of less than 90 days at the date of purchase.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued payroll and other benefits	$2,851	$3,061
Accrued management incentive compensation	2,300	4,295
Accrued clinical trial costs	1,081	1,424
Other	1,209	1,112
Total	$7,441	$9,892

Contingent Warrant Liabilities

In December 2014, in connection with a registered direct offering to select institutional investors, the Company issued two-year warrants to purchase up to an aggregate of 8,097,165 shares of XOMA’s common stock at an exercise price of $7.90 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which could conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company accounts for the warrants issued in December 2014 as a liability at fair value. In addition, the estimated fair value of the liability related to the warrants is revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders’ equity, or expiration of the warrants. As of December 31, 2014, 8,097,165 of these warrants were outstanding and had a fair value of $5.2 million. The Company revalued the warrant liability at June 30, 2015 using the Black-Scholes Model and recorded a $1.2 million decrease in the fair value as a gain in the revaluation of contingent warrant liabilities line of the Company’s condensed consolidated statements of comprehensive loss. The decrease in liability is due primarily to the decrease in the remaining term of the warrants, partially offset by the increase in the market price of XOMA’s common stock at June 30, 2015 as compared to December 31, 2014.  At June 30, 2015, warrants to purchase 8,097,165 shares were outstanding and had a fair value of $4.0 million.

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In March 2012, in connection with an underwritten offering, the Company issued five-year warrants to purchase 14,834,577 shares of XOMA’s common stock at an exercise price of $1.76 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which could conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company accounts for the warrants issued in March 2012 as a liability at fair value. In addition, the estimated liability related to the warrants is revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At December 31, 2014, warrants to purchase 12,109,418 shares were outstanding and had a fair value of $26.7 million. The Company revalued the warrant liability at June 30, 2015 using the Black-Scholes Model and recorded a $1.4 million increase in the fair value as a loss in the revaluation of contingent warrant liabilities line of the Company’s condensed consolidated statements of comprehensive loss. This increase in liability is due primarily to the increase in the market price of XOMA’s common stock at June 30, 2015 compared to December 31, 2014. During the six months ended June 30, 2015, warrants to purchase 1,603,325 of common stock were exercised, of which 1,602,575 were cashless exercises, resulting in an issuance of 855,128 shares of common stock. The Company revalued the warrants immediately prior to the exercise dates and recognized $0.5 million as a gain from the revaluation of contingent warrant liabilities. The remaining balance of $3.1 million was reclassified from contingent warrant liabilities to stockholders’ (deficit) equity on its condensed consolidated balance sheet due to the exercise of the warrants. At June 30, 2015, 10,506,093 of the warrants were outstanding and had a fair value of $25.0 million.

In February 2010, in connection with an underwritten offering, the Company issued five-year warrants to purchase 1,260,000 shares of XOMA’s common stock at an exercise price of $10.50 per share. The warrants contain provisions that are contingent on the occurrence of a change in control, which could conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company accounted for the warrants as liabilities at fair value. At December 31, 2014, all of these warrants were outstanding and their fair value was de minimis. All of these warrants expired unexercised in February 2015.

4.	Collaborative and Other Agreements

Servier

In December 2010, the Company entered into a license and collaboration agreement (“Collaboration Agreement”) with Servier, to jointly develop and commercialize gevokizumab in multiple indications. Under the terms of the agreement, Servier has worldwide rights to cardiovascular disease and diabetes indications and has rights outside the United States and Japan to all other indications, including non-infectious intermediate, posterior or pan-uveitis (“NIU”), Behçet’s disease uveitis, pyoderma gangrenosum, and other inflammatory and oncology indications. Under this agreement, Servier will fund all activities to advance the global clinical development and future commercialization of gevokizumab in cardiovascular-related diseases and diabetes.  Also, Servier funded the first $50.0 million of gevokizumab global clinical development and chemistry, manufacturing and controls expenses related to the three pivotal clinical trials under the EYEGUARD program.  All remaining expenses related to these three pivotal clinical trials are shared equally between Servier and the Company. For the three and six months ended June 30, 2015 and 2014, the Company recorded revenue of $0.3 million and $0.9 million, and $1.1 million and $2.0 million, respectively, from this Collaboration Agreement.

On January 9, 2015, concurrent with a loan amendment (see Note 6), the Company and Servier entered into Amendment No. 2 to the Collaboration Agreement (“Collaboration Amendment”).  Under the Collaboration Agreement, the Company was eligible to receive up to approximately €356.5 million in the aggregate in milestone payments if the Company re-acquired cardiovascular and/or diabetes rights for use in the United States, and approximately €633.8 million in aggregate milestone payments if the Company did not re-acquire those rights. Under the Collaboration Amendment, the Company is eligible to receive up to €341.5 million in the aggregate in milestone payments in the event the Company re-acquires the cardiovascular and/or diabetes rights for use in the United States and approximately €618.8 million if the Company does not re-acquire those rights. The milestone reductions are related to a low prevalence indication for which Servier would not have pursued development had these payments been required. All other terms of the Collaboration Agreement remain unchanged. Also refer to Note 9.

Symplmed Pharmaceuticals

In July 2013, the Company transferred the development and commercialization rights of PRESTALIA® to Symplmed Pharmaceuticals (“Symplmed”). On January 26, 2015, Symplmed announced that the Food and Drug Administration (“FDA”) approved PRESTALIA® (perindopril arginine and amlodipine) tablets, originally licensed from Servier by XOMA, for the treatment of hypertension. In July 2015, Symplmed announced it has initiated commercial sales of PRESTALIA. Pursuant to the transfer agreement with Symplmed, the Company is eligible to receive royalties of 3% to 10% on any potential sales of PRESTALIA in the United States.

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.	Fair Value Measurements

Fair value is defined as the exchange price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting guidance for fair value establishes a framework for measuring fair value and a fair value hierarchy that prioritizes the inputs used in valuation techniques. The accounting standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 as follows (in thousands):

	Fair Value Measurements at June 30, 2015 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$32,079	$-	$-	$32,079

Liabilities:
Contingent warrant liabilities	$-	$-	$28,956	$28,956

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$67,569	$-	$-	$67,569
Foreign exchange options (2)	-	6	-	6
Total	$67,569	$6	$-	$67,575

Liabilities:
Contingent warrant liabilities	$-	$-	$31,828	$31,828

(1)	Included in cash and cash equivalents
(2)	Included in other assets

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During the six-month period ended June 30, 2015, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The estimated fair value of the foreign exchange options as of June 30, 2015, was de minimus.  The estimated fair value of the foreign exchange options at June 30, 2015, and December 31, 2014, was determined using readily observable market inputs from actively quoted markets obtained from various third-party data providers. These inputs, such as spot rate, forward rate and volatility have been derived from readily observable market data, meeting the criteria for Level 2 in the fair value hierarchy. The change in the fair value is recorded in the other income (expense), net line of the condensed consolidated statements of comprehensive loss.

The estimated fair value of the contingent warrant liabilities at June 30, 2015, and December 31, 2014, was determined using the Black-Scholes Model, which requires inputs such as the expected term of the warrants, volatility and risk-free interest rate. These inputs are subjective and generally require analysis and judgment to develop. The Company’s common stock price represents a significant input that affects the valuation of the warrants. The change in the fair value is recorded as a gain or loss in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of comprehensive loss.

The estimated fair value of the contingent warrant liabilities was estimated using the following range of assumptions at June 30, 2015, and December 31, 2014:

	June 30, 2015	December 31, 2014

Expected volatility	69.8% - 70.9%	69.6% - 72.9%
Risk-free interest rate	0.29% - 0.69%	0.03% - 0.67%
Expected term	1.44 - 1.69 years	0.09 - 2.19 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2015 (in thousands):

Balance at December 31, 2014	$31,828
Reclassification of contingent warrant liability to equity upon exercise of warrants	(3,088)
Net increase in estimated fair value of contingent warrant liabilities upon revaluation	216
Balance at June 30, 2015	$28,956

The fair value of the Company’s outstanding interest bearing obligations is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input.  The carrying amount and the estimated fair value of the Company’s outstanding interest bearing obligations at June 30, 2015, and December 31, 2014, are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Interest bearing obligations	$48,004	$49,686	$35,308	$36,461

6.	Long-Term Debt and Other Financings

Novartis Note

In May 2005, the Company executed a secured note agreement with Novartis AG (“Novartis”) (then Chiron Corporation), which was due and payable in full in June 2015. Under the note agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrued at six-month LIBOR plus 2%, which was equal to 2.44% at June 30, 2015. At the Company’s election, the semi-annual interest payments could be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount did not exceed $50.0 million. The Company made this election for all interest payments. Loans under the note agreement were secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder. Pursuant to the terms of the arrangement as restructured in November 2008, the Company did not make any additional borrowings under the Novartis note.

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In June 2015, the Company and Novartis agreed to extend the maturity date of the note agreement from June 21, 2015, to September 30, 2015 (the “June 2015 Extension Letter”). The Company determined the June 2015 Extension Letter resulted in a debt modification. As a result, the note will continue to be accounted for using the effective interest method, with a new effective interest rate based on revised cash flows calculated on a prospective basis upon the execution of the June 2015 Extension Letter. As there was no cash or other consideration paid upon modification, the effective interest rate is equal to the stated interest rate of the note, which is based on the six-month LIBOR plus 2%, or 2.44%.

As of June 30, 2015, and December 31, 2014, the outstanding principal balance under this note agreement was $13.5 million and $13.4 million, respectively, and was included in interest bearing obligations – current in the accompanying condensed consolidated balance sheets.

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

On January 9, 2015, Servier and the Company entered into Amendment No. 2 (“Loan Amendment”) to the Servier Loan Agreement initially entered into on December 30, 2010 and subsequently amended by a Consent, Transfer, Assumption and Amendment Agreement entered into as of August 12, 2013. The Loan Amendment extended the maturity date of the loan from January 13, 2016 to three tranches of principal to be repaid as follows: €3.0 million on January 15, 2016, €5.0 million on January 15, 2017, and €7.0 million on January 15, 2018. All other terms of the Loan Agreement remain unchanged. The loan will be immediately due and payable upon certain customary events of default. The Company determined that the Loan Amendment resulted in a loan modification.  In connection with the Loan Amendment, the Company incurred debt issuance costs of approximately $6,000 that were included in interest expense for the six months ended June 30, 2015.

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

The loan discount is amortized to interest expense under the effective interest method over the remaining life of the loan. The loan discount balance at the time of the Loan Amendment was $1.9 million, which is being amortized over the remaining term of the Loan Amendment.  The Company recorded non-cash interest expense resulting from the amortization of the loan discount of $0.2 million and $0.3 million, and $0.5 million and $0.9 million, for the three and six months ended June 30, 2015 and 2014, respectively. At June 30, 2015 and December 31, 2014, the net carrying value of the loan was $15.2 million and $16.2 million, respectively. For the three and six months ended June 30, 2014, the Company recorded unrealized foreign exchange losses of $26,000 and $32,000, respectively, related to the re-measurement of the loan discount. For the three and six months ended June 30, 2015, the Company recorded an unrealized foreign exchange loss of $35,000 and an unrealized foreign exchange gain of $0.2 million, respectively, related to the re-measurement of the loan discount.

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company believes that realization of the benefit and the associated deferred revenue is contingent on the loan remaining outstanding over the remaining contractual term of the loan. If the Company were to stop providing service under the collaboration arrangement and the arrangement is terminated, the maturity date of the loan would be accelerated and a portion of measured benefit would not be realized. As the realization of the benefit is contingent, in part, on the provision of future services, the Company is recognizing the deferred revenue over the expected remaining life of the loan. The deferred revenue is amortized under the effective interest method. For the three and six months ended June 30, 2015 and 2014, the Company recorded related non-cash revenue of $0.2 million and $0.3 million, and $0.5 million and $0.9 million, respectively.

The outstanding principal balance under this loan was $16.6 million and $18.2 million, using a euro to US dollar exchange Rate of 1.109 and 1.216, as of June 30, 2015 and December 31, 2014, respectively. The Company recorded unrealized foreign exchange gains of $0.2 million for both the three and six months ended June 30, 2014. The Company recorded an unrealized foreign exchange loss of $0.4 million and an unrealized foreign exchange gain of $1.6 million for the three and six months ended June 30, 2015, respectively, related to the re-measurement of the loan.

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

The Company allocated the aggregate initial proceeds of the GECC Term Loan between the warrants and the debt obligation based on their relative fair values.  The fair value of the warrants issued to GECC was determined using the Black-Scholes Model. The fair value of the warrants with the GECC Loan Agreement and the subsequent September 27, 2012 amendment had fair values of $0.2 million and $0.1 million, respectively, and were recorded as a discount to the debt obligation, which was amortized over the term of the loan using the effective interest method. The warrants are classified in permanent equity on the condensed consolidated balance sheets.

The GECC Term Loan was paid in full on February 27, 2015, when Hercules Technology Growth Capital, Inc. (“Hercules”) and the Company entered into a loan and security agreement (the “Hercules Term Loan”), under which the Company borrowed $20.0 million. The Company used a portion of the proceeds under the Hercules Term Loan to repay GECC’s outstanding principle balance, final payment fee, prepayment fee, and accrued interest totaling $5.5 million.  A loss on extinguishment of $0.4 million from the payoff of the GECC Term Loan was recognized as interest expense during the six months ended June 30, 2015.

Hercules Term Loan

On February 27, 2015 (“Closing Date”), the Company entered into the Hercules Term Loan as described in the section above.  The Hercules Term Loan has a variable interest rate that is the greater of either (i) 9.40% plus the prime rate as reported from time to time in The Wall Street Journal minus 7.25%, or (ii) 9.40%. The payments under the Hercules Term Loan are interest only until one month prior to July 1, 2016, which will be extended to October 1, 2016, if the Company achieves certain clinical milestones on or before July 1, 2016. The interest-only period will be followed by equal monthly payments of principal and interest amortized over a 30-month schedule through the scheduled maturity date of September 1, 2018. As security for its obligations under the Hercules Term Loan, the Company granted a security interest in substantially all of its existing and after-acquired assets, excluding its intellectual property assets.

If the Company prepays the loan prior to the loan maturity date, it will pay Hercules a prepayment charge, based on a prepayment fee equal to 3.00% of the amount prepaid, if the prepayment occurs in any of the first 12 months following the Closing Date, 2.00% of the amount prepaid, if the prepayment occurs after 12 months from the Closing Date but prior to 24 months from the Closing Date, and 1.00% of the amount prepaid if the prepayment occurs after 24 months from the Closing Date. The Hercules Term Loan includes customary affirmative and restrictive covenants, but does not include any financial maintenance covenants, and also includes standard events of default, including payment defaults. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Hercules Term Loan.

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company incurred debt issuance costs of $0.5 million in connection with the Hercules Term Loan. The Company will be required to pay a final payment fee equal to $1.2 million on the maturity date, or such earlier date as the term loan is paid in full. The debt issuance costs and final payment fee are being amortized and accreted, respectively, to interest expense over the term of the term loan using the effective interest method. The Company recorded non-cash interest expense resulting from the amortization of the loan discount and accretion of the final payment of $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively.

In connection with the Hercules Term Loan, the Company issued unregistered warrants that entitle Hercules to purchase up to an aggregate of 181,268 unregistered shares of XOMA common stock at an exercise price equal to $3.31 per share. These warrants were exercisable immediately and have a five-year term expiring in February 2020. The Company allocated the aggregate proceeds of the Hercules Term Loan between the warrants and the debt obligation. The fair value of the warrants issued to Hercules of $0.5 million was determined using the Black-Scholes Model and was recorded as a discount to the debt obligation.  The debt discount is being amortized over the term of the loan using the effective interest method. The warrants are classified in stockholders’ equity on the condensed consolidated balance sheets.

The Company evaluated the Hercules Term Loan in accordance with accounting guidance for derivatives and determined there was de minimis value to the identified derivative features of the loan at inception and June 30, 2015.

As of June 30, 2015, the outstanding principal balance of the Hercules Term Loan was $20.0 million.

Aggregate future principal, final payment fees and discounts of the Company’s total interest bearing obligations - long-term as of June 30, 2015, are as follows (in thousands):

Six months ending December 31, 2015	$14,746
Year ended 2016	9,118
Year ended 2017	14,787
Year ended 2018	18,016
56,667
Less: Interest, final payment fee, discount and issuance cost	(8,663)
48,004
Less: current portion	(15,793)
$32,211

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense in the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2015 and 2014, relates to the following debt instruments (in thousands):

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Hercules loan	$652	$-	$886	$-
Servier loan	272	600	527	1,188
GECC term loan	-	423	548	870
Novartis note	80	78	159	155
Other	3	9	3	23
Total interest expense	$1,007	$1,110	$2,123	$2,236

7.	Commitments and Contingencies

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

In addition, the Company has committed to make potential future “milestone” payments to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $76.5 million (assuming one product per contract meets all milestones events) have not been recorded on the accompanying condensed consolidated balance sheets. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.

8.	Stock-based Compensation

In the first half of 2015, the Board of Directors of the Company approved grants under the Company’s Long Term Incentive Plan for stock options to purchase an aggregate of 1,636,639 shares and an aggregate of 1,586,017 RSUs to certain employees of the Company. The stock options vest monthly over four years, and the RSUs vest annually over three years, in equal increments.

In May 2015, the Company’s stockholders approved the Employee Stock Purchase Plan (the “2015 ESPP”). Under the 2015 ESPP, the Company reserved 300,000 shares of common stock for issuance as of its effective date of July 1, 2015, subject to adjustment in the event of a stock split, stock dividend, combination or reclassification or similar event. The 2015 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2015 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year, with the exception of the first offering period, which lasts from July 1, 2015 through November 30, 2015, as transition from the Company’s legacy employee stock purchase plan.  At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period.

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

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The fair value of the stock options granted during the three and six months ended June 30, 2015 and 2014, was estimated based on the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Dividend yield	0%	0%	0%	0%
Expected volatility	81%	91%	82%	93%
Risk-free interest rate	1.65%	1.68%	1.40%	1.71%
Expected term	5.6 years	5.6 years	5.6 years	5.6 years

Stock option activity for the six months ended June 30, 2015, was as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	7,702,309	$8.15
Granted	1,636,639	3.74
Exercised	(104,438)	1.54
Forfeited, expired or cancelled	(771,854)	21.84
Outstanding at June 30, 2015	8,462,656	$6.13	7.24	$4,107
Vested and expected to vest at June 30, 2015	8,118,591	$6.20	7.16	$4,054
Exercisable at June 30, 2015	5,172,965	$7.15	6.20	$3,179

The valuation of RSUs is determined at the date of grant using the closing stock price.

Unvested RSU activity for the six months ended June 30, 2015, is summarized below:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested balance at January 1, 2015	1,953,879	$5.46
Granted	1,586,017	3.78
Vested	(881,832)	4.86
Forfeited	139,308	4.54
Unvested balance at June 30, 2015	2,797,372	$4.65

The following table shows total stock-based compensation expense included in the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$1,399	$953	$3,595	$3,359
Selling, general and administrative	1,290	1,471	2,759	2,989
Total stock-based compensation expense	$2,689	$2,424	$6,354	$6,348

XOMA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.	Subsequent Events

On July 22, 2015, the Company announced the Phase 3 EYEGUARD-B study of gevokizumab in patients with Behçet’s disease uveitis, run by its partner Servier, did not meet the primary endpoint of time to first acute ocular exacerbation.

On August 6, 2015, the Company announced it intends to reduce future external spending on the EYEGUARD program and implement organizational changes in the second half of 2015.  The Company is continuing to evaluate the size and scope of the organizational changes and, consequently is unable to determine the impact on the Company’s financial statements.

Legal Proceedings

On July 24, 2015, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California (Case No. 3:15-cv-3425) against the Company, its Chief Executive Officer and its Chief Medical Officer.  The complaint asserts that all defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5, by making materially false or misleading statements regarding the Company’s EYEGUARD-B study between November 6, 2014 and July 21, 2015. The plaintiffs also allege that Messrs. Varian and Rubin violated Section 20(a) of the Exchange Act.  The plaintiffs seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. Based on a review of the allegations, the Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims.

On July 29, 2015, Medpace, Inc. (“Medpace”) filed a claim against the Company in the Ohio Court of Common Pleas, Hamilton County.  The complaint seeks to recover payment for services allegedly provided by Medpace to the Company during 2012-2013 in connection with preparation of a new drug application and seeks damages of approximately $465,000 (inclusive of claimed contractual pre-judgement interest).  The Company contests that Medpace is entitled to any payment in connection with the services allegedly provided and is in the process of preparing an answer to the complaint.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “intend” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, the sufficiency of our cash resources, the timing and adequacy of cost-cutting measures, and our ability to defend against claims that may be made in litigation. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our product candidate, gevokizumab, is a proprietary potent, humanized allosteric-modulating monoclonal antibody that binds to the inflammatory cytokine interleukin-1 beta (“IL-1 beta”). IL-1 beta has been shown to be involved in a wide range of diseases that have been identified as having unmet medical needs.

Together with our development partner, Servier, a leading independent French pharmaceutical research company, we initiated three pivotal clinical trials evaluating gevokizumab for the treatment of non-infectious intermediate, posterior or pan-uveitis (“NIU”) and Behçet’s disease uveitis.  We are responsible for all of the clinical study sites in the United States, and Servier is responsible for all of the clinical study sites outside of the United States. These studies are known as the EYEGUARD™ program, which includes EYEGUARD-A (patients with active NIU), EYEGUARD-B (patients with Behçet’s disease uveitis outside of the United States), EYEGUARD-C (patients with a history of NIU currently controlled with systemic treatment). On July 22, 2015, we announced the EYEGUARD-B study did not meet its primary endpoint although there were signals of drug activity such as preserved visual acuity, less severe ocular exacerbations and a reduced incidence of reported macular edema in patients treated with gevokizumab.   In response to the EYEGUARD-B Phase 3 results, we are coordinating with Servier to reduce our future spending on the EYEGUARD program.

In September 2014, we opened the EYEGUARD-US supplemental gevokizumab clinical study of Behçet’s disease uveitis to patients in the United States.  Data from the supplemental EYEGUARD-US study was designed to be used in one of several ways: as a required second pivotal study for an initial BLA submission, to provide further information related to U.S. physicians’ and patients’ experiences with gevokizumab, or for informational purposes without being considered a pivotal study.  We intend to discontinue this study due to the results of the EYEGUARD-B study.

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

Based upon what we believe are compelling data from our pilot study in patients with PG, we initiated a Phase 3 clinical program.  We received final comments from the FDA in the third quarter of 2014, and we initiated the first Phase 3 study in October 2014. The Phase 3 PG program includes two double-blind, placebo-controlled clinical studies, each of which is designed to enroll 58 patients with active PG to receive gevokizumab 60 mg or placebo dosed subcutaneously once monthly, in addition to their current treatment regimen of low-dose corticosteroids and/or immunosuppressants. The primary endpoint is the complete closure of the PG target ulcer determined at Day 126 with confirmation of complete closure a minimum of two weeks later on or after Day 140. We are building analyses into the Phase 3 clinical program to allow informed go/no go decisions for gevokizumab in this indication.

Published literature indicates approximately 50% of patients with PG will experience a recurrence within two to three years.  To follow the patients enrolled in our pilot study, we designed an extension study that allows the pilot study patients the opportunity to receive further treatment if they experience new ulcers and allows us to capture information on how gevokizumab performs with successive treatments.  Four of the six patients from our pilot study entered the extension study; three of whom were fully healed during the initial study, and one patient who had an ulcer which, was fully healed at Day 56, but reopened after an injury.  To date, three of the four patients enrolled in the extension study have received additional gevokizumab therapy for PG. All patients have shown additional responses after retreatment with two fully healed.  One patient has completed the extension study and three patients remain in the extension study, which will complete at the end of the third quarter of 2015.

We also have an active gevokizumab Proof-of-Concept (“POC”) development program to identify other potential indications for late-stage development.  Two studies are being conducted in collaboration with the U.S. National Institutes of Health (“NIH”). The National Eye Institute (“NEI”) is conducting a gevokizumab study in patients with non-infectious anterior scleritis.  In March 2015, we announced the NEI has completed enrollment of eight patients in the open-label POC clinical trial.  The study objectives were to evaluate the safety and possible efficacy of gevokizumab in patients with active scleral inflammation at baseline.  Although the study is still ongoing, six of the eight study participants had a positive response in the first 16 weeks of gevokizumab treatment, based on a standardized scale.  The North Shore-Long Island Jewish Health System in collaboration with the National Institute on Deafness and Other Communication Disorders (“NIDCD”) are conducting a gevokizumab clinical study in patients with inflammatory autoimmune inner ear disease.  These studies are funded by third parties.

Previously, we conducted POC trials in moderate-to-severe inflammatory acne and in erosive osteoarthritis of the hand (“EOA”). We have decided not to further pursue the acne indication. The EOA results led to our decision not to pursue Phase 3 testing in the broad EOA population.

Gevokizumab has been generally well tolerated across all of our clinical studies.  Overall, more than 1,300 subjects have received gevokizumab in multiple clinical trials across various indications.  As of April 2015, seven possibly related serious adverse events have been reported in six patients.  The most frequent treatment-emergent adverse events observed in the integrated placebo controlled trials (incidence ≥ 5% in the gevokizumab group) are nasopharyngitis, diarrhea and headache and were comparable between gevokizumab and placebo.  At this stage of development, no risk has been identified and validated.

Separately, Servier instituted its own active development program for gevokizumab. In 2012, Servier initiated a Phase 2 gevokizumab study in patients with acute coronary syndrome, a cardiovascular disease within the cardiometabolic field where it has world-wide rights.  In 2013, Servier began testing gevokizumab in a variety of POC studies, including polymyositis/dermatomyositis, Schnitzler syndrome, and giant cell arteritis. On April 1, 2015, Servier announced it had initiated a 370-patient Phase 2 study of gevokizumab in patients with diabetic nephropathy.

In August 2015, we announced our strategic initiative to focus efforts on advancing the assets in our extensive portfolio of compounds that could treat a variety of endocrine diseases.  Our proprietary endocrine pipeline includes classes of allosteric modulating antibodies that modulate insulin receptor activity in vivo, which we have named XOMA Metabolic or XMet. Insulin is the primary hormone for lowering blood glucose levels. Abnormal increases in insulin secretion can lead to profound hypoglycemia (low blood sugar), a state that may result in significant morbidities, including cerebral damage and epilepsy. In some instances, profound hypoglycemia can result in fatality.  Alternatively, some conditions exist whereby insulin receptor activation may be beneficial.  In the XMet portfolio, we have both deactivating and activating drug candidates.  These programs are highly novel as the antibodies bind to different sites on the insulin receptor than currently marketed drugs and represent potential new therapeutic approaches to the treatment of several rare diseases. XMetA represents a family of molecules that are active in stimulating glucose uptake into cells in the absence of insulin, yet still act at the insulin receptor.  In addition to potential use for the treatment of Type 2 Diabetes, these compounds also may be useful for the treatment of highly morbid forms of inherited defects of the insulin receptor.  We are currently in negotiations to out-license XMetA for the treatment of Type 2 Diabetes.

The lead compound from our XMetD program, XOMA 358, is a fully human monoclonal allosteric modulating antibody that binds to insulin receptors and attenuates insulin action. It is designed to negatively modulate the insulin receptor and its downstream signaling capabilities.  We launched clinical development activities for XOMA 358 in October 2014, with the first patient dosed in our Phase 1 safety and tolerability study.  The Phase 1 study was successful, and data from the study was presented at the ENDO meeting in March 2015.  We intend to investigate this compound as a novel treatment for non-drug-induced, endogenous hyperinsulinemic hypoglycemia (low blood glucose caused by excessive insulin produced by the body). A therapy that safely and effectively mitigates insulin-induced hypoglycemia has the potential to address a significant unmet therapeutic need for certain rare medical conditions associated with hyperinsulinism. In June 2015, we announced that we have been granted Orphan Drug Designation for XOMA 358 by the FDA for the treatment of congenital hyperinsulinism, a hereditary disease resulting in lack of insulin regulation and profound hypoglycemia that can result in seizures and brain damage. Based on discussions with the FDA, we plan to initiate a single dose Phase 2 study in patients over 18.  We will continue to discuss with the FDA the possible expansion of multi-dose studies in pediatric populations. We also intend to initiate a single-dose Phase 2 study in adult patients who experience hyperinsulinemic hypoglycemia after undergoing gastric bypass surgery. We also have a more potent shorter-acting molecule in late preclinical studies, XOMA 129, that may be useful for hypoglycemia associated with insulin overdose, as well as other drug-induced hypoglycemias.

XOMA 213 (formerly LFA 102) is a first-in-class allosteric inhibitor of prolactin action that was discovered by XOMA under our collaboration with Novartis AG (“Novartis,” formerly Chiron Corporation).  It is a humanized IgG1-Kappa monoclonal antibody that binds to the extracellular domain of human prolactin receptor with high affinity at an allosteric site relative to prolactin.  The compound has been shown to inhibit prolactin-mediated signaling, and it is potent and similarly active against rodent, monkey, and human prolactin receptors.

Novartis completed the pre-clinical, toxicology, and Phase 1 safety studies for XOMA 213.  The compound did not show sufficient efficacy in patients with prolactin receptor-positive castration-resistant prostate and metastatic breast cancers, which were the primary indications of interest to Novartis.  We exercised our right to take back XOMA 213 and develop it independently, and the compound is ready to enter Phase 2 development.

Recently reacquired XOMA 213 is our monoclonal that blocks prolactin response and can be useful in patients with high levels of prolactin that are unresponsive to, or cannot take, other systemic therapies. We intend to move XOMA 213 into clinical development, initially for symptomatic prolactinoma potentially followed by medication-induced hyperprolactinemia.  Prolactinoma is a condition in which a non-cancerous tumor of the pituitary gland overproduces prolactin.  We intend to launch a Phase 2 proof-of-concept study in the future, and with its successful conclusion, move into Phase 3 in these indications.

Finally, we have two earlier preclinical programs, Anti-PTHr and Anti-ACTH, aimed at therapies for the treatment of hyperparathyroidism and Cushing’s disease.

We have an extensive portfolio of antibodies that we would like to advance in clinical development, either independently or through a pharmaceutical partner.  We recently presented data on XOMA 089, the lead compound in our anti transforming growth factor beta (“anti-TGFβ”) development program.  TGFβ’s role in immuno-oncology has recently been recognized by scientists.  Anti-TGFβ therapy could provide an opportunity for combination therapy with immune checkpoint inhibitors to prevent regrowth of tumors, increase the therapeutic index for existing therapies, and/or extend the use of existing therapies where populations have become refractory.  We are in advanced licensing discussions with several companies that are interested in advancing XOMA 089 as potential immuno-oncology therapy.  The anti-TGFβ program is just one example of the discovery and preclinical development work being conducted by our scientists.

We have developed these and other antibodies using some or all of our ADAPT™ antibody discovery and development platform, our ModulX™ technologies for generating allosterically modulating antibodies, and our OptimX™ technologies for optimizing biophysical properties of antibodies, including affinity, immunogenicity, stability and manufacturability.

Our biodefense initiatives include XOMA 3AB, a biodefense anti-botulism product candidate comprised of a combination of three antibodies.  XOMA 3AB is directed against botulinum toxin serotype A and has been developed through funding from the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the NIH. A Phase 1 XOMA 3AB trial was completed with no product-related serious adverse events. Should the government choose to acquire XOMA 3AB or other anti-botulism products in the future, we expect to be able to produce these antibodies through an outside manufacturer.

Significant Developments in the First Half of 2015

EYEGUARD-B Study

On May 28, 2015, we announced that the gevokizumab Phase 3 EYEGUARD-B study, sponsored by Servier, reached its target exacerbation event as specified in the study design. The objective of the first part of this study was to demonstrate the superiority of gevokizumab, as compared to placebo, on top of the current standard of care (immunosuppressant therapy and oral corticosteroids) in reducing the risk of Behçet's disease uveitis exacerbations and to assess the safety of gevokizumab.  On July 22, 2015, we announced the Phase 3 EYEGUARD-B study did not reach its primary endpoint of time to first acute ocular exacerbation. We will continue to work closely with Servier and uveitis experts to conduct a thorough analysis of the data to fully understand gevokizumab's impact on several clinically relevant endpoints.

On August 6, 2015, we announced that we intend to reduce future external spending on the EYEGUARD program and implement organizational changes in the second half of 2015.  Although we are currently unable to determine the financial impact these changes will have on our financial statements, we expect spending to decrease in research and development and selling, general and administrative expenses as a result.

Servier Loan Amendment

On January 9, 2015, we entered into Amendment No. 2 to our loan agreement with Servier, initially entered into on December 30, 2010, and subsequently amended by a Consent, Transfer, Assumption and Amendment Agreement entered into as of August 12, 2013. Amendment No. 2 modified the maturity date of the loan from January 13, 2016 to three tranches of principal to be paid as follows: €3.0 million on January 15, 2016, €5.0 million on January 15, 2017 and €7.0 million on January 15, 2018. All other terms of the Servier Loan Agreement remain unchanged.

Hercules Term Loan

In February 2015, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc.  (the “Hercules Term Loan”), under which we borrowed $20.0 million. We used a portion of the proceeds under the Hercules Term Loan to repay the General Electric Capital Corporation (“GECC”) outstanding principle balance, final payment fee, prepayment fee, and accrued interest amounts totaling $5.5 million and plan to use the remaining proceeds for general corporate purposes.

Novartis Note

On June 19, 2015, we and Novartis agreed to extend the maturity date of our note agreement with Novartis from June 21, 2015 to September 30, 2015. All other terms of the note agreement remain unchanged.

XOMA 358

In March 2015, we announced that we successfully completed the Phase 1 clinical study of XOMA 358, a fully human, allosteric monoclonal antibody that attenuates both the binding of insulin to its receptor and downstream insulin signaling.  We have presented the data at the ENDO 2015 meeting and at the American Diabetes Association’s 75th Scientific Sessions.  XOMA 358 is being evaluated for the treatment of non-drug-induced, endogenous hyperinsulinemic hypoglycemia.

In June 2015, we announced that we have been granted Orphan Drug Designation for XOMA 358 by the FDA for the treatment of congenital hyperinsulinism, a hereditary disease resulting in lack of insulin regulation and profound hypoglycemia that can result in seizures and brain damage. Based on discussions with the FDA, we plan to initiate a single dose Phase 2 study in patients over 18 and we will continue to discuss with the FDA the possible expansion to multi-dose studies in pediatric populations. We also intend to initiate a single-dose Phase 2 study in adult patients who experience hyperinsulinemic hypoglycemia after undergoing gastric bypass surgery.

Licensing

In January 2015, Symplmed announced that the FDA approved PRESTALIA®, originally licensed by us from Servier and later transferred to Symplmed.  As a result, we are eligible to receive royalties of 3% to 10% on any potential sales of PRESTALIA in the United States. In July 2015, Symplmed announced it has initiated commercial sales of PRESTALIA.

Results of Operations

Revenues

Total revenues for the three and six months ended June 30, 2015 and 2014, were as follows (in thousands):

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
License and collaborative fees	$945	$1,201	$(256)	$1,207	$2,164	$(957)
Contract and other	1,594	4,772	(3,178)	3,983	7,219	(3,236)
Total revenues	$2,539	$5,973	$(3,434)	$5,190	$9,383	$(4,193)

License and Collaborative Fees

License and collaborative fees include fees and milestone payments related to the out-licensing of our products and technologies. The decrease in license and collaborative fee revenue for the three months ended June 30, 2015, as compared to the same period of 2014, was due to the $0.3 million decrease in revenue recognized related to the loan agreement with Servier. The decrease in license and collaborative fee revenue for the six months ended June 30, 2015, as compared to the same period of 2014, was due to the $0.4 million decrease in milestone payments relating to out-licensing arrangements and $0.6 million decrease in revenue recognized related to the loan agreement with Servier. The generation of future revenues related to license and other collaborative fees is dependent on our ability to attract new licensees and new collaboration partners to our antibody technologies.

Contract and Other Revenues

Contract and other revenues include agreements where we provide contracted research and development services to our contract and collaboration partners, including Servier and NIAID. Contract and other revenues also include net product sales and royalties. The following table shows the activity in contract and other revenues for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
NIAID	$1,229	$3,580	$(2,351)	$3,131	$5,176	$(2,045)
Servier	346	1,076	(730)	870	1,959	(1,089)
Other	19	116	(97)	(18)	84	(102)
Total contract and other revenues	$1,594	$4,772	$(3,178)	$3,983	$7,219	$(3,236)

Our revenue from NIAID decreased for the three and six months ended June 30, 2015 due to reduced activity under our existing NIAID contracts. The decrease in revenue from Servier for the three and six months ended June 30, 2015 was due primarily to a decrease in reimbursements from Servier under our collaboration agreement.

We expect total revenue to increase in 2015 as compared with 2014 levels based on anticipated new licensing activities.

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

Research and development expenses were $19.7 million and $39.7 million for the three and six months ended June 30, 2015, compared with $19.6 million and $41.1 million for the same periods in 2014. The increase of $0.1 million for the three months ended June 30, 2015, as compared to the same period of 2014 was primarily due to an increase of $0.8 million in milestone payments due to achieving the enrollment of the final patient in our first Phase 3 gevokizumab trial and $0.5 million in salaries and related expenses, partially offset by a decrease of $1.2 million in internal and external manufacturing costs. The decrease of $1.4 million for the six months ended June 30, 2015, as compared to the same period of 2014 was primarily due to a decrease of $4.4 million in internal and external manufacturing costs, partially offset by increases of $1.1 million in consulting services, $0.8 million in salaries and related expenses, $0.7 million in clinical trial costs primarily driven by the initiation of our global Phase 3 PG program and the Phase 1 study in XOMA 358, and $0.3 million in milestone payments.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $8.2 million and $17.6 million in research and development salaries and employee-related expenses for the three and six months ended June 30, 2015, as compared with $7.7 million and $16.9 million for the same period in 2014. The increase of $0.5 million for the three months ended June 30, 2015, as compared to the same period of 2014 was due primarily to a $0.1 million increase in salaries and related personnel costs and a $0.4 million increase in stock-based compensation, which is a non-cash expense. The increase of $0.8 million for the six months ended June 30, 2015, as compared to the same period of 2014 was due primarily to a $0.6 million increase in salaries and related personnel costs and a $0.2 million increase in stock-based compensation, which is a non-cash expense.

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

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Earlier stage programs	$4,479	$9,521	$(5,042)	$10,252	$20,448	$(10,196)
Later stage programs	15,213	10,069	5,144	29,444	20,688	8,756
Total	$19,692	$19,590	$102	$39,696	$41,136	$(1,440)

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements are summarized below (in thousands):

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Internal projects	$13,906	$11,104	$2,802	$27,570	$26,073	$1,497
Collaborative and contract arrangements	5,786	8,486	(2,700)	12,126	15,063	(2,937)
Total	$19,692	$19,590	$102	$39,696	$41,136	$(1,440)

For the three and six months ended June 30, 2015, the gevokizumab program, for which we incurred the largest amount of expense, accounted for more than 40% but less than 50% of our total research and development expenses. A second development program, XMet, accounted for more than 20% but less than 30% of our total research and development expenses, and a third development program, NIAID, accounted for less than 10% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expenses for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2014, the gevokizumab program, for which we incurred the largest amount of expense, accounted for more than 40% but less than 50% of our total research and development expenses. Two other development programs, XMet and NIAID, accounted for more than 10% but less than 20% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expenses for the three and six months ended June 30, 2014.

We expect our research and development spending during the remainder of 2015 to be reduced as compared with 2014 due to certain cost cutting measures that we intend to execute in the third quarter of 2015.  Future research and development spending also may be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. Selling, general and administrative expenses were $5.1 million and $10.3 million for the three and six months ended June 30, 2015, compared with $5.2 million and $10.4 million for the same periods in 2014. The decrease of $0.1 million for the three months ended June 30, 2015, as compared to the same period of 2014 was due primarily to a $0.2 million decrease in stock-based compensation, which is a non-cash expense, and a $0.1 million decrease in salaries and related personnel costs, partially offset by a $0.2 million increase in audit fees and consulting services. The decrease of $0.1 million for the six months ended June 30, 2015, as compared to the same period of 2014 was due primarily to a $0.2 million decrease in stock-based compensation, which is a non-cash expense, and a $0.2 million decrease in salaries and related personnel costs, partially offset by a $0.2 million increase in legal fees and a $0.1 million increase in audit fees.

We expect our selling, general and administrative spending during the remainder of 2015 to be reduced as compared with 2014 due to certain cost cutting measures that we intend to execute in the third quarter of 2015.

Other Income (Expense)

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense is shown below for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Hercules loan	$652	$-	$652	$886	$-	$886
Servier loan	272	600	(328)	527	1,188	(661)
GECC term loan	-	423	(423)	548	870	(322)
Novartis note	80	78	2	159	155	4
Other	3	9	(6)	3	23	(20)
Total interest expense	$1,007	$1,110	$(103)	$2,123	$2,236	$(113)

Interest expense related to the Servier loan decreased by $0.3 million and $0.7 million during the three and six months ended June 30, 2015 compared to the same periods in the prior year.  The decrease was due to the $1.9 million balance of imputed interest remaining at the time the loan was amended in January 2015 now being amortized over the extended term of the loan.   This decrease was offset by the increase in interest expense during the three and six months ended June 30, 2015, as compared to the same periods in the prior year, due to our $20.0 million term loan with Hercules Technology Growth Capital, Inc. that was entered in February 2015.  A portion of the proceeds from the Hercules Term Loan was used to repay our outstanding loan with GECC and we recorded a loss of $0.4 million upon the extinguishment of the GECC Term Loan in February 2015.

We expect interest expense will increase during 2015 due to our Hercules Term Loan, which carries a higher principal balance than the GECC Term Loan.

Other Income (Expense), Net

Other income (expense), net primarily consisted of unrealized (losses) gains. The following table shows the activity in other income (expense), net for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
Other income (expense), net	2015	2014	(Decrease)	2015	2014	(Decrease)
Unrealized foreign exchange gain (loss) (1)	$(378)	$175	$(553)	$1,571	$241	$1,330
Realized foreign exchange gain (loss)	6	-	6	62	-	62
Unrealized loss on foreign exchange options	-	(116)	116	(6)	(239)	233
Other	9	(32)	41	21	(63)	84
Total other income (expense), net	$(363)	$27	$(390)	$1,648	$(61)	$1,709

(1)	Unrealized foreign exchange gain (loss) for the three and six months ended June 30, 2015 and 2014 primarily relates to the re-measurement of the €15 million Servier loan.

Revaluation of Contingent Warrant Liabilities

We have issued warrants that contain provisions that are contingent on the occurrence of a change in control, which could conditionally obligate us to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, we account for the warrants issued as a liability at fair value. In addition, the estimated liability related to the warrants is revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders’ equity, or expiration of the warrants.

We revalued the March 2012 warrants liability at June 30, 2015 and recorded a $1.0 million and $1.4 million increase in the fair value as a loss in the revaluation of contingent warrant liabilities for the three and six months ended June 30, 2015, respectively. This increase in liability is due primarily to the increase in the market price of XOMA’s common stock at June 30, 2015 compared to December 31, 2014.  We revalued the warrant liability at June 30, 2014 using the Black-Scholes Model and recorded the $7.6 million and $27.2 million decrease in the fair value during the three and six months ended June 30, 2014 as a gain on the revaluation of contingent warrant liabilities.

We revalued the December 2014 warrants at June 30, 2015 using the Black-Scholes Model and recorded a $1.2 million decrease in the fair value as a gain in the revaluation of contingent warrant liabilities in the consolidated statements of comprehensive loss. The decrease in liability is due primarily to the decrease in the remaining term of the warrants, partially offset by the increase in the market price of our common stock at June 30, 2015 as compared to December 31, 2014.

The activity in the three and six months ended June 30, 2014 also included the change in fair value for the February 2010 warrants that expired in February 2015.  We revalued the warrant liability at June 30, 2014 using the Black-Scholes Model and recorded the $0.8 million decrease in the fair value as a gain in the revaluation of contingent warrant liabilities.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, our working capital and our cash flow activities for each of the periods presented (in thousands):

	June 30, 2015	December 31, 2014	Increase (Decrease)
Cash and cash equivalents	$50,957	$78,445	$(27,488)
Working Capital	$26,049	$47,367	$(21,318)

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)

Net cash used in operating activities	$(40,627)	$(45,099)	$4,472
Net cash (used in) provided by investing activities	(406)	9,920	(10,326)
Net cash provided by (used in) financing activities	13,572	(585)	14,157
Effect of exchange rate changes on cash	(27)	-	(27)
Net decrease in cash and cash equivalents	$(27,488)	$(35,764)	$8,276

Cash Used In Operating Activities

The decrease in net cash used in operating activities for the six months ended June 30, 2015, as compared with the same period in 2014, was due to a decrease in research and development spending related to internal and external manufacturing costs in the first half of 2015 and a decrease in clinical trial costs primarily resulting from the completion in 2014 of our Phase 2 study in erosive osteoarthritis of the hand (“EOA”).

Cash (Used In) Provided by Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 of $0.4 million was related to the purchase of property and equipment. Net cash provided by investing activities for the same period in 2014 of $9.9 million primarily consisted of $10.0 million in proceeds from the maturities of short-term investments.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 of $13.6 million was primarily related to proceeds from the Hercules Term Loan of $20.0 million and proceeds from the issuance of common stock of $0.2 million. These cash inflows were partially offset by $6.1 million of principal payments on the GECC Term Loan, and payment of debt issuance costs of $0.5 million on the Hercules Term Loan.

Net cash used in financing activities for the same period in 2014 of $0.6 million was primarily related to principal payments on the GECC Term Loan of $3.8 million, partially offset by $3.2 million in proceeds from the issuance of common stock.

Hercules Term Loan

The Company and Hercules Technology Growth Capital, Inc. entered into the Hercules Term Loan on February 27, 2015 (the “Closing Date”), under which we borrowed $20.0 million. The Hercules Term Loan has a variable interest rate that is the greater of either (i) 9.40% plus the prime rate as reported from time to time in The Wall Street Journal minus 7.25%, or (ii) 9.40%. The payments under the Hercules Term Loan are interest only until one month prior to July 1, 2016, which will be extended to October 1, 2016, if we achieve certain clinical milestones on or before July 1, 2016. The interest-only period will be followed by equal monthly payments of principal and interest amortized over a 30-month schedule through the scheduled maturity date of September 1, 2018. As security for its obligations under the Hercules Term Loan, we granted a security interest in substantially all of our existing and after-acquired assets, excluding our intellectual property assets. We used a portion of the proceeds under the Hercules Term Loan to repay the outstanding principle balance, final payment fee, prepayment fee, and accrued interest totaling $5.5 million from GECC.

If we prepay the loan prior to the loan maturity date, we will pay Hercules a prepayment charge, based on a prepayment fee equal to 3.00% of the amount prepaid, if the prepayment occurs in any of the first 12 months following the Closing Date, 2.00% of the amount prepaid, if the prepayment occurs after 12 months from the Closing Date but prior to 24 months from the closing date, and 1.00% of the amount prepaid if the prepayment occurs after 24 months from the Closing Date. The Hercules Term Loan includes customary affirmative and restrictive covenants, but does not include any financial maintenance covenants, and also includes standard events of default, including payment defaults. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Hercules Term Loan.

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

In connection with the Hercules Term Loan, we issued unregistered warrants that entitle Hercules to purchase up to an aggregate of 181,268 unregistered shares of XOMA common stock at an exercise price equal to $3.31 per share. These warrants were exercisable immediately and have a five-year term expiring in February 2020. We allocated the aggregate proceeds of the Hercules Term Loan between the warrants and the debt obligation.  The estimated fair value of the warrants issued to Hercules of $0.5 million was determined using the Black-Scholes Model and was recorded as a discount to the debt obligation. The discount is being amortized over the term of the loan using the effective interest method. The warrants are classified in stockholders’ equity on the consolidated balance sheet.

Aggregate future principal, final payment fees and discounts of our total interest bearing obligations - long-term as of June 30, 2015 are as follows (in thousands):

Six months ending December 31, 2015	$14,746
Year ended 2016	9,118
Year ended 2017	14,787
Year ended 2018	18,016
56,667
Less: Interest, final payment fee, discount and issuance cost	(8,663)
48,004
Less current portion	(15,793)
$32,211

*            *            *

We have incurred significant operating losses and negative cash flows from operations since our inception. At June 30, 2015, we had cash and cash equivalents of $51.0 million, which is available to fund future operations. Taking into account the repayment of our outstanding debt classified within current liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2015, we anticipate that we will be required to increase the level of collaborative revenue or seek additional equity or debt financing to fund operations through at least June 30, 2016. If we are unable to achieve the level of revenues from licensing, development and collaboration agreements and the level of government funding and external financing during 2015, as contemplated in our operating plan, we have plans to implement certain cost cutting actions commencing in the third quarter of 2015 to reduce our working capital requirements. Consistent with the actions we have taken in the past, we will prioritize necessary and appropriate steps to enable the continued operation of the business and preservation of the value of our assets beyond the next twelve months, including but not limited to actions, such as reducing personnel-related costs, curtailing our development activities and reducing other discretionary expenditures that are within our control.  These reductions in expenditures may have an adverse impact on our ability to achieve certain of our planned objectives during 2015. In addition to seeking equity or debt financing, we may seek to access additional capital to support future operations through licensing, partnering or other strategic collaborative arrangements. It is unclear if or when any such transactions will occur, on satisfactory terms or at all.

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

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, those related to revenue recognition, research and development expense, contingent warrant liabilities, and stock-based compensation to be critical policies. There have been no significant changes in our critical accounting policies during the six months ended June 30, 2015, as compared with those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 11, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. Our market risks related to interest rate sensitivities at June 30, 2015, have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2014 filed with the SEC.

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

On July 24, 2015, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California (Case No. 3:15-cv-3425) against us, our Chief Executive Officer and our Chief Medical Officer.  The complaint asserts that all defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5, by making materially false or misleading statements regarding the Company’s EYEGUARD-B study between November 6, 2014 and July 21, 2015. The plaintiffs also allege that Messrs. Varian and Rubin violated Section 20(a) of the Exchange Act.  The plaintiffs seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper.  Based on a review of the allegations, the Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims.

On July 29, 2015, Medpace, Inc. (“Medpace”) filed a claim against us in the Ohio Court of Common Pleas, Hamilton County.  The complaint seeks to recover payment for services allegedly provided by Medpace to the Company during 2012-2013 in connection with preparation of a new drug application and seeks damages of approximately $465,000 (inclusive of claimed contractual pre-judgement interest).  We contest that Medpace is entitled to any payment in connection with the services allegedly provided and are in the process of preparing an answer to the complaint.

ITEM 1A.	RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our revenues, expenses, operating results, cash flows, net loss and loss per share. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.  You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q as well as our other publicly available filings with the U.S. Securities and Exchange Commission, or SEC. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part I, Item 1A, “Risk Factors” included in our Annual Report on the Form 10-K.  In addition, the risk factor entitled: “We have a significant stockholder, which may limit other stockholders’ ability to influence corporate matters and may give rise to conflict of interest” that appeared in the Form 10-K has been removed.

Because our product candidates are still being developed, we will require substantial funds to continue; we cannot be certain that funds will be available, and if they are not available, we may be forced to delay, reduce, or eliminate our product development programs or to take actions that could adversely affect your investment and may not be able to continue operations.

We will need to commit substantial funds to continue development of our product candidates, and we may not be able to obtain sufficient funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. If we raise additional funds through collaboration and licensing arrangements with third parties, we may be required to relinquish some rights to our technologies or our product candidates, grant licenses on terms that are not favorable to us or enter into a collaboration arrangement for a product candidate at an earlier stage of development or for a lesser amount than we might otherwise choose.

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

Based on our cash and cash equivalents of $51.0 million at June 30, 2015, anticipated spending levels, anticipated cash inflows from collaborations, biodefense contracts and licensing transactions, funding availability included under our loan agreements, the proceeds from our equity offerings and other sources of funding that we believe to be available, we anticipate that we will be required to increase the level of collaborative revenue or seek additional equity or debt financing to fund operations through at least the next 12 months. Any significant revenue shortfalls, increases in planned spending on development programs, more rapid progress of development programs than anticipated, or the initiation of new clinical trials, as well as the unavailability of anticipated sources of funding, could shorten this period or otherwise have a material adverse impact on our ability to finance our continued operations. Progress or setbacks by potentially competing products also may affect our ability to raise new funding on acceptable terms.

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

We have sustained losses in the past, and we expect to sustain losses in the foreseeable future.

We have been and are developing numerous product candidates, and as a result have experienced significant losses. As of June 30, 2015, we had an accumulated deficit of $1.2 billion.

For the three and six months ended June 30, 2015, we had a net loss of approximately $23.8 million, or $0.20 per share of common stock (basic and diluted), and $45.5 million, or $0.39 per share of common stock (basic and diluted), respectively. For the three and six months ended June 30, 2014, we had a net loss of approximately $11.9 million, or $0.11 per basic share of common stock and $0.17 per diluted share of common stock, and $16.6 million, or $0.16 per basic share of common stock and $0.38 per diluted share of common stock, respectively.

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

We have a number of agreements with Servier that are material to the conduct of our business, including:

•	In December 2010, we entered into a license and collaboration agreement with Servier, to jointly develop and commercialize gevokizumab in multiple indications. Under the terms of the agreement, Servier has worldwide rights to cardiovascular disease and diabetes indications and rights outside the United States and Japan to all other indications, including Behçet’s disease uveitis and other inflammatory and oncology indications. In late 2011, we announced Servier agreed to include the NIU Phase 3 trials under the terms of the collaboration agreement for Behçet’s disease uveitis. We retain development and commercialization rights for NIU and other inflammatory disease and oncology indications in the United States and Japan and have an option to reacquire rights to cardiovascular disease and diabetes indications from Servier in these territories. Should we exercise this option, we will be required to pay an option fee to Servier and partially reimburse a specified portion of Servier’s incurred development expenses. The agreement contains mutual customary termination rights relating to matters such as material breach by either party. Servier may terminate for safety issues, and we may terminate the agreement, with respect to a particular country or the European Patent Organization (“EPO”) member states, for any challenge to our patent rights in that country or any EPO member state, respectively, by Servier. Servier also has a unilateral right to terminate the agreement for the European Union (“EU”) or for non-EU countries, on a country-by-country basis, or in its entirety, in each case with six months’ notice.

•	In December 2010, we entered into a loan agreement with Servier (the “Servier Loan Agreement”), which provides for an advance of up to €15.0 million and was funded fully in January 2011 with the proceeds converting to approximately $19.5 million at the January 13, 2011, Euro-to-U.S.-dollar exchange rate of 1.3020. This loan is secured by an interest in our intellectual property rights to all gevokizumab indications worldwide, excluding the United States and Japan. The loan has a final maturity date in 2016; however, after a specified period prior to final maturity, the loan is required to be repaid (1) at Servier’s option, by applying up to a significant percentage of any milestone or royalty payments owed by Servier under our collaboration agreement and (2) using a significant percentage of any upfront, milestone or royalty payments we receive from any third-party collaboration or development partner for rights to gevokizumab in the United States and/or Japan. In addition, the loan becomes immediately due and payable upon certain customary events of default. At December 31, 2014, the €15.0 million outstanding principal balance under this Servier Loan Agreement would have equaled approximately $18.2 million using the December 31, 2014 Euro-to-U.S.-dollar exchange rate of 1.216.

•	On January 9, 2015, Servier and we entered into Amendment No. 2 (“Loan Amendment”). The Servier Loan Agreement was initially entered into on December 30, 2010 and subsequently amended by a Consent, Transfer, Assumption and Amendment Agreement entered into as of August 12, 2013. The Loan Amendment modifies the maturity date of the loan from January 13, 2016 to three tranches due on January 15, 2016, January 15, 2017 and January 15, 2018 and provides that principal shall be repaid as follows: €3.0 million to be repaid on January 15, 2016, €5.0 million to be repaid on January 15, 2017 and €7.0 million to be repaid on January 15, 2018. All other terms of the Loan Agreement remain unchanged, including the interest rate calculations, EURIBOR+2% and the formula for resetting the interest rate on the 15th of January and 15th of July every six months.

•	On January 9, 2015, Servier and we entered into an Amendment No. 2 to the Collaboration Agreement. Under the Collaboration Agreement we were eligible to receive up to approximately €356.5 million in the aggregate in milestone payments, most of which were denominated in Euros, if we re-acquire cardiovascular and/or diabetes rights for use in the United States, and approximately €633.8 million in aggregate milestone payments if we do not re-acquire those rights. Under the Collaboration Amendment, we would be eligible to receive up to €341.5 million in the aggregate in milestone payments in the event we re-acquire the cardiovascular and/or diabetes rights for use in the United States and approximately €618.8 million if we do not re-acquire those rights. The milestone reductions are related to a low prevalence indication of which Servier would not have pursued development had these payments been required. All other terms of the Collaboration Agreement remain unchanged.

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

Our product candidates (including gevokizumab, XMetA, XOMA 358, XOMA 213 and XOMA 3AB) cannot be manufactured and marketed in the United States or any other countries without required regulatory approvals. The U.S. government and governments of other countries extensively regulate many aspects of our product candidates, including:

•	clinical development and testing;
•	manufacturing;
•	labeling;
•	storage;
•	record keeping;
•	promotion and marketing; and
•	importing and exporting.

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe many of our product candidates (including gevokizumab, XMetA, XOMA 358, XOMA 213 and XOMA 3AB) will be regulated by the FDA as biologics. Initiation of clinical trials requires approval by health authorities. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with FDA and International Conference on Harmonization Good Clinical Practices and the European Clinical Trials Directive under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Other national, foreign and local regulations also may apply. The developer of the drug must provide information relating to the characterization and controls of the product before administration to the patients participating in the clinical trials. This requires developing approved assays of the product to test before administration to the patient and during the conduct of the trial. In addition, developers of pharmaceutical products must provide periodic data regarding clinical trials to the FDA and other health authorities, and these health authorities may issue a clinical hold upon a trial if they do not believe, or cannot confirm, that the trial can be conducted without unreasonable risk to the trial participants. Based on our interactions with the FDA, XOMA 358 clinical testing is currently limited to single-dose studies in adults.  Data has been generated which will be submitted to request expanded testing as part of our clinical development plan. We cannot assure you that U.S. and foreign health authorities will not issue a clinical hold with respect to any of our clinical trials in the future.

The results of the preclinical studies and clinical testing, together with chemistry, manufacturing and controls information, are submitted to the FDA and other health authorities in the form of an NDA for a drug, and in the form of a Biologic License Application (“BLA”) for a biological product, requesting approval to commence commercial sales. In responding to an NDA or BLA, the FDA or foreign health authorities may grant marketing approvals, request additional information or further research, or deny the application if it determines the application does not satisfy its regulatory approval criteria. Regulatory approval of an NDA, BLA, or supplement is never guaranteed. The approval process can take several years, is extremely expensive and can vary substantially based upon the type, complexity, and novelty of the products involved, as well as the target indications. FDA regulations and policies permit applicants to request accelerated approval or priority review pathways for products intended to treat certain serious or life-threatening illnesses in certain circumstances. If granted by the FDA, these pathways can provide a shortened timeline to commercialize the product, although the shortened timeline is often accompanied by additional post-market requirements. Although we may pursue the FDA’s accelerated approval or priority review programs, we cannot guarantee the FDA will permit us to utilize these pathways or the FDA’s review of our application will not be delayed. Moreover, even if the FDA agrees to an accelerated approval or priority review of any of our applications, we ultimately may not be able to obtain approval of our application in a timely fashion or at all. The FDA and foreign health authorities have substantial discretion in the drug and biologics approval processes. Despite the time and expense incurred, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical, clinical or manufacturing-related studies.

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

We have received negative results from certain of our clinical trials, and we face uncertain results of other clinical trials of our product candidates.*

Drug development has inherent risk, and we are required to demonstrate through adequate and well-controlled clinical trials that our product candidates are effective, with a favorable benefit-risk profile for use in their target profiles before we can seek regulatory approvals for their commercial use. It is possible we may never receive regulatory approval for any of our product candidates. Even if a product candidate receives regulatory approval, the resulting product may not gain market acceptance among physicians, patients, healthcare payors and the medical community. In March 2011, we announced our 421-patient Phase 2b trial of gevokizumab in Type 2 diabetes did not achieve the primary endpoint of reduction in hemoglobin A1c (“HbA1c”) after six monthly treatments with gevokizumab compared to placebo. In June 2011, we announced top-line trial results from our six-month 74-patient Phase 2a trial of gevokizumab in Type 2 diabetes, and there were no differences in glycemic control between the drug and placebo groups as measured by HbA1c levels. In March 2014, we reported that despite early positive results in our gevokizumab proof-of-concept study in patients with erosive osteoarthritis of the hand (“EOA”) and elevated C-reactive protein, the top-line data at Day 168 in that study, as well as data at Day 84 in patients with EOA and non-elevated CRP, were not positive. In July 2015 we announced that Servier’s Phase 3 study of gevokizumab in patients with Behçet’s disease uveitis did not meet its primary endpoint.

Many of our product candidates, including gevokizumab, XMetA, XOMA 358, XOMA 213 and XOMA 3AB, require significant additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy and expensive, often taking a number of years. As clinical results frequently are susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly. As a result, it is uncertain whether:

•	our future filings will be delayed;
•	our preclinical and clinical studies will be successful;
•	we will be successful in generating viable product candidates;
•	we will be able to provide necessary data;
•	results of future clinical trials will justify further development; or
•	we ultimately will achieve regulatory approval for our product candidates.

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

All of our product candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that satisfactorily support the filing of an Investigational New Drug application (“IND”) (or a foreign equivalent) with respect to our product candidates. Even if these applications would be or have been filed with respect to our product candidates, the results of preclinical studies do not necessarily predict the results of clinical trials. Similarly, early stage clinical trials in healthy volunteers do not predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular product candidates. For example, the Phase 3 EYEGUARD-B trial of gevokizumab failed to achieve success on its primary endpoint measures.  In addition, there can be no assurance the design of our clinical trials is focused on appropriate indications, patient populations, dosing regimens or other variables that will result in obtaining the desired efficacy data to support regulatory approval to commercialize the drug. Moreover, FDA officials or foreign regulatory agency officials may question the integrity of our data or otherwise subject our clinical trials to additional scrutiny when the clinical trials are conducted by principal investigators who serve, or previously served, as scientific advisors or consultants to us and receive cash compensation in connection with such services. Preclinical and clinical data can also be interpreted in different ways. Accordingly, FDA officials or officials from foreign regulatory authorities could interpret the data differently than we or our collaboration or development partners do, which could delay, limit or prevent regulatory approval.

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

The FDA has awarded orphan drug status to gevokizumab for the treatment of non-infectious, intermediate, posterior or pan uveitis, chronic non-infectious anterior uveitis, pyoderma gangrenosum and Behçet’s disease and for XOMA 358 for congenital hyperinsulinism. Under the Orphan Drug Act, the first company to receive FDA approval for a drug for the designated orphan drug indication will obtain seven years of marketing exclusivity, during which time the FDA may not approve another company’s application for the same drug for the same orphan indication unless the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Even though we have obtained orphan drug designation for certain product candidates for certain indications and even if we obtain orphan drug designation for our future product candidates or for other indications, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval of our product candidates for any particular orphan indication, or we may not obtain approval for an indication for which we have obtained orphan drug designation. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not protect the product effectively from competition because different drugs can be approved for the same indication. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same orphan indication if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

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

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which none were issued and outstanding as of August 6, 2015, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. In addition, we are authorized to issue, generally without stockholder approval, up to 277,333,332 shares of common stock, of which 118,584,036 were issued and outstanding as of August 6, 2015. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

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

There can be no assurance the market price of our common stock will not decline below its present market price or there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2015, through August 6, 2015, the share price of our common stock has ranged from a high of $4.93 to a low of $0.72. Factors contributing to such volatility include, but are not limited to:

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

If we fail to meet continued listing standards of NASDAQ, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.*

Our common stock is currently traded on the NASDAQ Global Market. The NASDAQ Stock Market LLC has requirements that a company must meet in order to remain listed on NASDAQ. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. If the closing bid price of our common stock were to fall below $1.00 per share for 30 consecutive trading days or we do not meet other listing requirements, we would fail to be in compliance with NASDAQ’s listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement, The NASDAQ Stock Market LLC may initiate the delisting process with a notification letter. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

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

Our financial resources and our marketing experience and expertise are limited. Consequently, our ability to develop products successfully depends, to a large extent, upon securing the financial resources and/or marketing capabilities of third parties other than Servier. For example:

•	In March 2004, we announced we had agreed to collaborate with Chiron Corporation (now Novartis) for the development and commercialization of antibody products for the treatment of cancer. In April 2005, we announced the initiation of clinical testing of the first product candidate out of the collaboration, HCD122, an anti-CD40 antibody, in patients with advanced chronic lymphocytic leukemia. In October 2005, we announced the initiation of the second clinical trial of HCD122 in patients with multiple myeloma. In November 2008, we announced the restructuring of this product development collaboration, which involved six development programs including CD40 and prolactin receptor antibody programs. In exchange for cash and debt reduction on our existing loan facility with Novartis, Novartis received control over the CD40 and prolactin receptor antibody programs, as well as the right to expand the development of these programs into additional indications outside of oncology. Novartis has initiated clinical studies to test CFZ533, an anti-CD40 antibody arising from its collaboration with XOMA, in de novo renal transplantation, in Primary Sjögren's Syndrome and in rheumatoid arthritis. Novartis has returned control of the prolactin receptor antibody program to us, and we have announced in August 2015 our intention for its continued development in hyperprolactenimic indications.

•	In March 2005, we entered into a contract with the National Institute of Allergy and Infectious Diseases (“NIAID”) to produce three monoclonal antibodies designed to protect U.S. citizens against the harmful effects of botulinum neurotoxin used in bioterrorism. In July 2006, we entered into an additional contract with NIAID for the development of an appropriate formulation for human administration of these three antibodies in a single injection. In September 2008, we announced we had been awarded an additional contract with NIAID to support our on-going development of drug candidates toward clinical trials in the treatment of botulism poisoning. In October 2011, we announced we had been awarded an additional contract with NIAID to develop broad-spectrum antitoxins for the treatment of human botulism poisoning.

•	We have licensed our bacterial cell expression technology, a set of enabling technologies used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 60 companies. As of March 9, 2015, we were aware of three products manufactured using this technology that have received FDA approval: Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular wet age-related macular degeneration, Macular Edema Following Vein Occulsion, Diabetic Macular Edema, and Diabetic Retinopathy in patients with Diabetic Macular Edema; UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis; and Pfizer’s TRUMENBA®, a meningococcal group B vaccine. In the third quarter of 2009, we sold our LUCENTIS royalty interest to Genentech. In the third quarter of 2010, we sold our CIMZIA royalty interest. We anticipate receiving a fraction of a percentage royalty on sales of TRUMENBA.

•	In August 2012, Servier and we announced an agreement with Boehringer Ingelheim to transfer XOMA's technology and processes for the validation of our technology and processes in preparation for the potential commercial manufacture of gevokizumab. Boehringer Ingelheim has completed GMP runs with successful biological comparability, including all process validation batches of the XOMA processes.

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

In May 2014, AbbVie announced the FDA had granted HUMIRA® (adalimumab) orphan drug designation for the treatment of noninfectious intermediate, posterior, or pan-uveitis, or chronic non-infectious anterior uveitis. In May 2015, AbbVie announced VISUAL 1, a Phase 3 study of HUMIRA in patients with active noninfectious intermediate, posterior or pan-uveitis met its primary endpoint of prolonging time to treatment failure. AbbVie is also evaluating the safety and efficacy of HUMIRA in patients with inactive, non-infectious intermediate, posterior or panuveitis, in the ongoing Phase 3 VISUAL II clinical trial.

In March 2015, Santen announced that the European Medicines Agency (EMA) has accepted the company’s Marketing Authorization Application (MAA) filing for the use of intravitreal sirolimus, an investigational mTOR inhibitor, for the treatment of noninfectious uveitis (NIU) of the posterior segment.

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

We and certain of our officers have been named as defendants in a purported securities class action lawsuit. This lawsuit, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations.*

Securities-related class action litigation has often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs.

On July 24, 2015, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers.  The complaint asserts that all defendants violated Section 10(b) of the Exchange Act and SEC Rule 10b-5, by making materially false or misleading statements regarding the Company’s EYEGUARD-B study between November 6, 2014 and July 21, 2015. The plaintiffs also allege that certain of our officers violated Section 20(a) of the Exchange Act.  The plaintiffs seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper.

It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. This lawsuit and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of this lawsuit is necessarily uncertain. We could be forced to expend significant resources in the defense of this suit and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with this lawsuit. We currently are not able to estimate the possible cost to us from this lawsuit, as it is currently at an early stage, and we cannot be certain how long it may take to resolve this matter or the possible amount of any damages that we may be required to pay. We have not established any reserve for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on this action could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position.

Monitoring, initiating and defending against legal actions, including the currently pending litigation, are time-consuming for our management, are likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business. In addition, the inherent uncertainty of the currently pending litigation and any future litigation could lead to increased volatility in our stock price and a decrease in the value of your investment in our common stock.

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

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 176 employees as of June 30, 2015. We may require additional experienced executive, accounting, research and development, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our current and any future collaborators, licensees, suppliers, contractors and consultants are vulnerable to damage from cyber−attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We could experience failures in our information systems and computer servers, which could be the result of a cyber−attack and could result in an interruption of our normal business operations and require substantial expenditure of financial and administrative resources to remedy. System failures, accidents or security breaches can cause interruptions in our operations and can result in a material disruption of our development programs, pre- commercialization activities and other business operations. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Similarly, we rely on third parties to supply components for and manufacture our product and product candidates, conduct clinical trials of our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of gevokizumab or any of our other product candidates could be delayed or otherwise adversely affected.

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

XOMA Corporation

Date: August 10, 2015	By:	/s/ JOHN VARIAN
John Varian Chief Executive Officer (principal executive officer) and Director

Date: August 10, 2015	By:	/s/ THOMAS BURNS
Thomas Burns Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Form of Warrant (December 2011 Warrants)	10-K	000-14710	4.9	03/14/2012

4.4	Form of Warrant (March 2012 Warrants)	8-K	000-14710	4.1	03/07/2012

4.5	Form of Warrant (September 2012 Warrants)	8-K	000-14710	4.10	10/03/2012

4.6	Registration rights Agreement dated June 12, 2014, by and among XOMA Corporation, 667, L.P., Baker Brothers Life Sciences, L.P., and 14159. L.P.	8-K	000-14710	4.1	06/12/2014

4.7	Form of Warrant (December 2014 Warrants)	8-K	000-14710	4.1	12/09/2014

4.8	Form of Warrant (February 2015 Warrants)	10-Q	000-14710	4.10	05/07/2015

10.1+	Letter Agreement, dated June 19, 2015, by and between XOMA (US) LLC and Novartis Vaccines and Diagnostics, Inc.

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+
Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith
*	Indicates management contract or compensatory plan.

(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.