Form 10-Q
period 2015-09-30
XOMA Corp
filed 2015-11-06
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2015
Common Stock, $0.0075 par value	118,814,763

XOMA CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$32,046	$78,445
Trade and other receivables, net	39,343	3,309
Prepaid expenses and other current assets	2,878	1,859
Total current assets	74,267	83,613
Property and equipment, net	4,097	5,120
Other assets	664	669
Total assets	$79,028	$89,402

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$5,665	$5,990
Accrued and other liabilities	9,680	9,892
Deferred revenue – current	39,345	1,089
Interest bearing obligations – current	4,123	19,018
Accrued interest on interest bearing obligations – current	324	257
Total current liabilities	59,137	36,246
Deferred revenue – long-term	—	1,939
Interest bearing obligations – long-term	44,462	16,290
Contingent warrant liabilities	4,070	31,828
Other liabilities - long term	549	—
Total liabilities	108,218	86,303

Commitments and Contingencies (Note 8)

Stockholders’ (deficit) equity:
Preferred stock, $0.05 par value, 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 118,796,332 and 115,892,450 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	891	869
Additional paid-in capital	1,135,354	1,121,707
Accumulated deficit	(1,165,435)	(1,119,477)
Total stockholders’ (deficit) equity	(29,190)	3,099
Total liabilities and stockholders’ (deficit) equity	$79,028	$89,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
License and collaborative fees	$645	$2,450	$1,852	$4,615
Contract and other	1,429	2,686	5,412	9,903
Total revenues	2,074	5,136	7,264	14,518

Operating expenses:
Research and development	17,559	20,235	57,255	61,371
Selling, general and administrative	5,632	5,354	15,913	15,768
Restructuring	2,561	—	2,561	84
Total operating expenses	25,752	25,589	75,729	77,223

Loss from operations	(23,678)	(20,453)	(68,465)	(62,705)

Other income (expense):
Interest expense	(1,030)	(1,060)	(3,152)	(3,295)
Other income (expense), net	(194)	1,393	1,453	1,332
Revaluation of contingent warrant liabilities	24,422	5,721	24,206	33,685
Net loss	$(480)	$(14,399)	$(45,958)	$(30,983)

Basic net loss per share of common stock	$(0.00)	$(0.13)	$(0.39)	$(0.29)
Diluted net loss per share of common stock	$(0.00)	$(0.17)	$(0.39)	$(0.55)
Shares used in computing basic net loss per share of common stock	118,552	107,208	117,437	106,768
Shares used in computing diluted net loss per share of common stock	118,552	114,323	117,437	114,876

Other comprehensive loss:
Net loss	$(480)	$(14,399)	$(45,958)	$(30,983)
Net unrealized (loss) gain on available-for-sale securities	—	(2)	—	5
Comprehensive loss	$(480)	$(14,401)	$(45,958)	$(30,978)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows used in operating activities:
Net loss	$(45,958)	$(30,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,319	1,398
Common stock contribution to 401(k)	986	870
Stock-based compensation expense	8,318	9,885
Revaluation of contingent warrant liabilities	(24,206)	(33,685)
Amortization of debt discount, final payment fee on debt, and debt issuance costs	1,030	2,041
Loss on loan extinguishment	429	—
Gain on sale and retirement of property and equipment	(18)	—
Unrealized gain on foreign currency exchange	(1,344)	(1,541)
Unrealized loss on foreign exchange options	5	326
Other non-cash adjustments	—	(5)
Changes in assets and liabilities:
Trade and other receivables, net	(36,034)	361
Prepaid expenses and other current assets	(1,019)	(930)
Accounts payable and accrued liabilities	(365)	(4,392)
Accrued interest on interest bearing obligations	181	(1,628)
Deferred revenue	36,468	(2,534)
Other liabilities	549	(86)
Net cash used in operating activities	(59,659)	(60,903)

Cash flows from investing activities:
Proceeds from maturities of investments	—	15,000
Net purchase of property and equipment	(466)	(227)
Proceeds from sale of property and equipment	18	—
Net cash (used in) provided by investing activities	(448)	14,773

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	360	3,523
Proceeds from exercise of warrants	1	35
Proceeds from issuance of long term debt	20,000	—
Debt issuance costs and loan fees	(512)	—
Principal payments of debt	(6,128)	(4,875)
Net cash provided by (used in) financing activities	13,721	(1,317)

Effect of exchange rate changes on cash	(13)	(152)

Net decrease in cash and cash equivalents	(46,399)	(47,599)
Cash and cash equivalents at the beginning of the period	78,445	101,659
Cash and cash equivalents at the end of the period	$32,046	$54,060

Supplemental Cash Flow Information:
Cash paid for interest	$1,452	$2,848
Non-cash financing activities:
Reclassification of contingent warrant liability to equity upon exercise of warrants	$(3,552)	$(2,526)
Interest added to principal balances on long-term debt	$159	$157
Issuance of common stock warrants in connection with Hercules Term Loan	$450	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

XOMA Corporation (“XOMA” or the “Company”), a Delaware corporation, combines a portfolio of clinical programs and research activities to develop innovative therapeutic antibodies that it intends to commercialize. XOMA focuses its scientific research on allosteric modulation, which offers opportunities for new classes of therapeutic antibodies to treat a wide range of human diseases. XOMA’s scientific research has produced six product candidates to treat diseases within the endocrine therapeutic area.  These include candidates from the XMet platform, which consists of several Selective Insulin Receptor Modulator antibodies that could offer new approaches in the treatment of metabolic diseases. The lead compound from the XMet platform, XOMA 358, is a fully human monoclonal allosteric modulating antibody that binds to insulin receptors and attenuates insulin action.  XOMA intends to investigate this compound as a novel treatment for non-drug-induced, endogenous hyperinsulinemic hypoglycemia (low blood glucose caused by excessive insulin produced by the body). In October 2015, the Company initiated a Phase 2 proof-of-concept study for XOMA 358 in patients with congenital hyperinsulinemia.  XOMA’s endocrine portfolio also includes a Phase 2 ready product candidate targeting the prolactin receptor as well as other preclinical or research stage programs.  XOMA is also engaged in Phase 3 development for gevokizumab, an interleukin-1β (“IL-1β”) modulating antibody, in pyoderma gangrenosum (“PG”), a rare ulcerative skin disease.  The Company’s products are presently in various stages of development and are subject to regulatory approval before they can be commercially launched.

On July 22, 2015, the Company announced the Phase 3 EYEGUARD-B study of gevokizumab in patients with Behçet’s disease uveitis, run by Les Laboratoires Servier and Institut de Recherches Servier (“Servier”), its partner for gevokizumab, did not meet the primary endpoint of time to first acute ocular exacerbation. In August 2015, XOMA announced its intention to end the EYEGUARD global Phase 3 program.  In September 2015, Servier notified XOMA of its intention to terminate the Amended and Restated Collaboration and License Agreement dated February 14, 2012, as later amended on November 4, 2014 and January 9, 2015 (the “Collaboration Agreement”), and return the gevokizumab rights to XOMA. Termination of the Collaboration Agreement will be effective on March 25, 2016. Servier and XOMA are in the process of closing down the EYEGUARD clinical sites in an orderly manner such that if any of the data is positive it may be useful in the future.

Liquidity and Management Plans

The Company has incurred operating losses since its inception and had an accumulated deficit of $1.2 billion at September 30, 2015. Management expects operating losses and negative cash flows to continue for the foreseeable future. As of September 30, 2015, the Company had $32.0 million in cash and cash equivalents, which is available to fund future operations. On September 30, 2015, the Company entered into a license agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) under which XOMA will receive a $37.0 million upfront license fee, which was reported as accounts receivable in the condensed consolidated balance sheet as of September 30, 2015 (see Note 4).  In addition, Novartis Vaccines and Diagnostics, Inc. (“NVDI”) amended the secured note agreement and extended the maturity date of the Company’s outstanding debt of $13.5 million, previously due on September 30, 2015, to September 30, 2020 (see Note 7). Taking into account the receipt of the $37.0 million license fee in October 2015, the deferral of $13.5 million in debt, and certain cost cutting measures enacted by the Company in the second half of 2015, the Company expects it has adequate funds to maintain operations for a period of at least 12 months following the end of the third quarter of 2015.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of XOMA and its subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated during consolidation. The unaudited financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted under those rules certain footnotes or other financial information can be condensed or omitted. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2015.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an on-going basis, management evaluates its estimates including, but not limited to, those related to contingent warrant liabilities, revenue recognition, debt amendments, research and development expense, long-lived assets, restructuring liabilities, legal contingencies, derivative instruments and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates, such as the Company’s billing under government contracts and the Company’s accrual for clinical trial expenses. Under the Company’s contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), the Company bills using NIH provisional rates and thus is subject to future audits at the discretion of NIAID’s contracting office. These audits can result in an adjustment to revenue previously reported which potentially could be significant. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions.

Reclassifications

Certain reclassifications of prior period amounts have been made to the financial statements and accompanying notes to conform to the current period presentation. These reclassifications had no impact on the Company’s previously reported net loss or cash flows. The Company early adopted Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), effective January 1, 2015. As a result, debt issuance costs of $0.2 million as of December 31, 2014, have been reclassified from prepaid expenses and other current assets to interest bearing obligations – current in the accompanying condensed consolidated balance sheet as of December 31, 2014. The Company had no long-term debt issuance costs as of December 31, 2014.

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

License and collaboration agreements with certain third parties also provide for contingent payments to be paid to XOMA based solely upon the performance of the partner. For such contingent payments, revenue is recognized upon completion of the milestone event, once confirmation is received from the third party, provided that collection is reasonably assured and the other revenue recognition criteria have been satisfied. Milestone payments that are not substantive or that require a continuing performance obligation on the part of the Company are recognized over the expected period of the continuing performance obligation. Amounts received in advance are recorded as deferred revenue until the related milestone is completed.

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

Royalty revenue and royalty receivables are recorded in the periods these royalty amounts are earned, if estimable and collectability is reasonably assured. The royalty revenue and receivables recorded in these instances are based upon communication with collaborative partners or licensees, historical information and forecasted sales trends.

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

Restructuring Costs

Restructuring costs, which primarily include termination benefits and contract termination costs, are recorded at estimated fair value. Key assumptions in determining the restructuring costs include the terms and payments that may be negotiated to terminate certain contractual obligations and the timing of employees leaving the Company.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Concentration of Risk

Cash equivalents and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents, such as money market funds. The Company has not encountered any such liquidity issues during 2015.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three and nine months ended September 30, 2015, two customers represented 57% and 20%, and 59% and 22% of total revenue, respectively. For the three and nine months ended September 30, 2014, three customers represented 19%, 21% and 41%, and 10%, 27% and 50% of total revenue, respectively. As of September 30, 2015 and December 31, 2014, one customer represented 94% and three customers represented 44%, 34% and 12% of the trade and other receivables balance, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) 606, Revenue Recognition — Revenue from Contracts with Customers (“ASC 606”), which amends the guidance in ASC 605, Revenue Recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued an accounting update to defer the effective date by one year for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for periods beginning after December 15, 2016. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The Company is currently evaluating the impact of the adoption of the standard on its condensed consolidated financial statements.

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

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In April 2015, the FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company early adopted ASU 2015-03 as of January 1, 2015, as permitted. There is no impact of early adoption of ASU 2015-03 on the condensed consolidated statements of comprehensive loss. The impact of early adoption on the condensed consolidated balance sheets for the periods presented is noted in the table below (in thousands):

	September 30, 2015			December 31, 2014
	Prior to Adoption of ASU 2015-03	ASU 2015-03 Adjustment	As Adopted	Prior to Adoption of ASU 2015-03	ASU 2015-03 Adjustment	As Adopted
Prepaid expenses and other current assets	$3,069	$(191)	$2,878	$2,088	$(229)	$1,859
Total current assets	$74,458	$(191)	$74,267	$83,842	$(229)	$83,613
Other assets	$882	$(218)	$664	$669	$—	$669
Total assets	$79,437	$(409)	$79,028	$89,631	$(229)	$89,402

Interest bearing obligations – current	$4,314	$(191)	$4,123	$19,247	$(229)	$19,018
Total current liabilities	$59,328	$(191)	$59,137	$36,475	$(229)	$36,246
Interest bearing obligations – long-term	$44,680	$(218)	$44,462	$16,290	$—	$16,290
Total liabilities	$108,627	$(409)	$108,218	$86,532	$(229)	$86,303

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

Potentially dilutive securities are excluded from the calculation of diluted net loss per share of common stock if their inclusion is anti-dilutive. The following table shows the weighted-average outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share of common stock (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Common stock options and RSUs	10,972	8,037	9,623	6,601
Warrants for common stock	18,166	1,910	18,166	1,910
Total	29,138	9,947	27,789	8,511

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share of common stock (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator
Net loss
Basic	$(480)	$(14,399)	$(45,958)	$(30,983)
Adjustment for revaluation of contingent warrant liabilities	—	(5,360)	—	(32,510)
Diluted	$(480)	$(19,759)	$(45,958)	$(63,493)

Denominator
Weighted average shares outstanding used for basic net loss per share	118,552	107,208	117,437	106,768
Effect of dilutive warrants	—	7,115	—	8,108
Weighted average shares outstanding and dilutive securities used for diluted net loss per share	118,552	114,323	117,437	114,876

Cash and Cash Equivalents

As of September 30, 2015, cash and cash equivalents consisted of demand deposits of $20.0 million and money market funds of $12.1 million with maturities of less than 90 days at the date of purchase. As of December 31, 2014, cash and cash equivalents consisted of demand deposits of $10.8 million and money market funds of $67.6 million with maturities of less than 90 days at the date of purchase.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued payroll and other benefits	$2,965	$3,061
Accrued management incentive compensation	2,663	4,295
Accrued restructuring costs	1,742	—
Accrued clinical trial costs	576	1,424
Other	1,734	1,112
Total	$9,680	$9,892

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Contingent Warrant Liabilities

In December 2014, in connection with a registered direct offering to select institutional investors, the Company issued two-year warrants to purchase up to an aggregate of 8,097,165 shares of XOMA’s common stock at an exercise price of $7.90 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which could conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company accounts for the warrants issued in December 2014 as a liability at fair value. In addition, the estimated fair value of the liability related to the warrants is revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders’ equity, or expiration of the warrants. As of December 31, 2014, 8,097,165 of these warrants were outstanding and had a fair value of $5.2 million. The Company revalued the warrants at September 30, 2015 using the Black-Scholes Model and recorded a $4.2 million decrease in the fair value as a gain in the revaluation of contingent warrant liabilities line of the Company’s condensed consolidated statements of comprehensive loss. The decrease in liability is primarily due to the decrease in the market price of XOMA’s common stock at September 30, 2015 as compared to December 31, 2014.  At September 30, 2015, 8,097,165 of these warrants were outstanding and had a fair value of $1.0 million.

In March 2012, in connection with an underwritten offering, the Company issued five-year warrants to purchase 14,834,577 shares of XOMA’s common stock at an exercise price of $1.76 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which could conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company accounts for the warrants issued in March 2012 as a liability at fair value. In addition, the estimated liability related to the warrants is revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. At December 31, 2014, warrants to purchase 12,109,418 shares were outstanding and had a fair value of $26.7 million. During the nine months ended September 30, 2015, warrants to purchase 2,524,265 of common stock were exercised, of which 2,523,515 were cashless exercises, resulting in an issuance of 1,410,474 shares of common stock. The Company revalued the warrants immediately prior to the exercise dates and recognized $2.2 million as a gain from the revaluation of contingent warrant liabilities. The remaining balance of $3.6 million was reclassified from contingent warrant liabilities to stockholders’ (deficit) equity on the condensed consolidated balance sheet due to the exercise of the warrants. The Company revalued the remaining warrants at September 30, 2015 using the Black-Scholes Model and recorded a $20.0 million decrease in the fair value as a gain in the revaluation of contingent warrant liabilities line of the Company’s condensed consolidated statements of comprehensive loss. This decrease in liability is primarily due to the decrease in the market price of XOMA’s common stock at September 30, 2015 compared to December 31, 2014. At September 30, 2015, 9,585,153 of the warrants were outstanding and had a fair value of $3.1 million.

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

4. Collaborative and Other Agreements

Novartis

On September 30, 2015 (the “Effective Date”), the Company and Novartis entered into a license agreement (the “License Agreement”) pursuant to which the Company granted Novartis an exclusive, world-wide, royalty-bearing license to the Company’s anti-transforming growth factor beta (TGFβ) antibody program (the “Program”). Under the terms of the License Agreement, Novartis will have worldwide rights to the Program and will be solely responsible for the development and commercialization of antibodies and products containing antibodies arising from the Program. Within ninety (90) days of the Effective Date, the Company is required to transfer certain proprietary know-how, materials and inventory relating to the Program to Novartis.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Under the License Agreement, the Company received a $37.0 million upfront fee. The Company is also eligible to receive up to a total of $480.0 million in development, regulatory and commercial milestones. Any such payments will be treated as  contingent consideration and recognized as revenue when they are achieved, as the Company has no performance obligations under the License Agreement beyond the initial 90-day period. No milestone payments have been received as of September 30, 2015. The Company is also eligible to receive royalties on sales of licensed products, which are tiered based on sales levels and range from a mid-single digit percentage rate to up to a low double-digit percentage rate. Novartis’ obligation to pay royalties with respect to a particular product and country will continue for the longer of the date of expiration of the last valid patent claim covering the product in that country, or ten years from the date of the first commercial sale of the product in that country.

The License Agreement contains customary termination rights relating to material breach by either party. Novartis also has a unilateral right to terminate the License Agreement on an antibody-by-antibody and country-by-country basis or in its entirety on one hundred eighty days’ notice.

The Company identified the following performance deliverables under the License Agreement: (i) the license, (ii) regulatory services to be delivered within 90 days from the Effective Date and (iii) transfer of materials, process and know-how, also to be delivered within 90 days from the Effective Date. The Company considered the provisions of the multiple-element arrangement guidance in determining how to recognize the revenue associated with these deliverables. The Company determined that none of the deliverables have standalone value and therefore has accounted for them as a single unit of account. The Company will recognize the upfront payment as revenue over the period XOMA expects to complete its obligations under the arrangement, which is expected to occur within the 90-day period specified in the License Agreement. As of September 30, 2015, the Company recorded the $37.0 million upfront fee in the trade and other receivables and the deferred revenue – current line items within the consolidated balance sheet as the amount was contractually due from Novartis upon signing of the License Agreement, but the cash had not been received nor had the revenue been earned as of that date.

In connection with the execution of the License Agreement, XOMA and NVDI executed an amendment to their Amended and Restated Research, Development and Commercialization Agreement dated July 1, 2008, as amended, relating to anti-CD40 antibodies (the “Collaboration Agreement Amendment”). Pursuant to the Collaboration Agreement Amendment, the parties agreed to reduce the royalty rates that XOMA is eligible to receive on sales of Novartis’ clinical stage anti-CD40 antibodies. These royalties are tiered based on sales levels and now range from a mid-single digit percentage rate to up to a low double-digit percentage rate. In addition, XOMA and NVDI amended the note agreement to extend the maturity date of the note from September 30, 2015 to September 30, 2020 (see Note 7). All other terms of the Amended and Restated Research, Development and Commercialization Agreement remained unchanged.

Servier

In December 2010, the Company entered into a license and collaboration agreement (“Collaboration Agreement”) with Servier, to jointly develop and commercialize gevokizumab in multiple indications. Under the terms of the agreement, Servier has worldwide rights to cardiovascular disease and diabetes indications and has rights outside the United States and Japan to all other indications, including non-infectious intermediate, posterior or pan-uveitis (“NIU”), Behçet’s disease uveitis, pyoderma gangrenosum, and other inflammatory and oncology indications. Under this agreement, Servier funded all activities to advance the global clinical development and future commercialization of gevokizumab in cardiovascular-related diseases and diabetes.  Also, Servier funded the first $50.0 million of gevokizumab global clinical development and chemistry, manufacturing and controls expenses related to the three pivotal clinical trials under the EYEGUARD program.  All remaining expenses related to these three pivotal clinical trials are shared equally between Servier and the Company. For the three months ended September 30, 2015 and 2014, the Company recorded revenue of $0.2 million and $0.6 million, respectively, from this Collaboration Agreement. For the nine months ended September 30, 2015 and 2014, the Company recorded revenue of $1.1 million and $2.6 million, respectively, from this Collaboration Agreement.

On January 9, 2015, concurrent with a loan amendment (see Note 7), the Company and Servier entered into Amendment No. 2 to the Collaboration Agreement (“Collaboration Amendment”).  Under the Collaboration Agreement, the Company was eligible to receive up to approximately €356.5 million in the aggregate in milestone payments if the Company re-acquired cardiovascular and/or diabetes rights for use in the United States, and approximately €633.8 million in aggregate milestone payments if the Company did not re-acquire those rights. Under the Collaboration Amendment, the Company was eligible to receive up to €341.5 million in the aggregate in milestone payments in the event the Company re-acquired the cardiovascular and/or diabetes rights for use in the United States and approximately €618.8 million if the Company did not re-acquire those rights. The milestone reductions were related to a low prevalence indication for which Servier would not have pursued development had these payments been required. All other terms of the Collaboration Agreement remained unchanged.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On September 28, 2015, Servier notified XOMA of its intention to terminate the Collaboration Agreement, as amended and return the gevokizumab rights to XOMA. The termination will be effective on March 25, 2016 and does not result in a change to the maturity date of the Company’s loan with Servier (see Note 7). As the Company will no longer be required to provide services to Servier under the Collaboration Agreement, the Company will amortize the remaining deferred revenue through March 25, 2016. As of September 30, 2015, the Company has classified the remaining deferred revenue balance associated with the terminated Collaboration Agreement of $1.4 million as current on the condensed consolidated balance sheet, as the Company expects to recognize this amount as revenue in the period from September 30, 2015 to March 25, 2016.

Symplmed Pharmaceuticals

In July 2013, the Company transferred the development and commercialization rights of Prestalia® to Symplmed Pharmaceuticals (“Symplmed”). On January 26, 2015, Symplmed announced that the Food and Drug Administration (“FDA”) approved PRESTALIA® (perindopril arginine and amlodipine) tablets, originally licensed from Servier by XOMA, for the treatment of hypertension. In July 2015, Symplmed announced it has initiated commercial sales of PRESTALIA. Pursuant to the transfer agreement with Symplmed, the Company is eligible to receive royalties of 3% to 10% on any potential sales of PRESTALIA in the United States.  Royalties on sales of PRESTALIA were immaterial for the quarter ended September 30, 2015.

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 as follows (in thousands):

	Fair Value Measurements at September 30, 2015 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$12,084	$—	$—	$12,084

Liabilities:
Contingent warrant liabilities	$—	$—	$4,070	$4,070

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$67,569	$—	$—	$67,569
Foreign exchange options (2)	—	6	—	6
Total	$67,569	$6	$—	$67,575

Liabilities:
Contingent warrant liabilities	$—	$—	$31,828	$31,828

(1)	Included in cash and cash equivalents
(2)	Included in other assets

During the nine month period ended September 30, 2015 there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The estimated fair value of the foreign exchange options as of September 30, 2015 was zero.  The estimated fair value of the foreign exchange options at September 30, 2015, and December 31, 2014, was determined using readily observable market inputs from actively quoted markets obtained from various third-party data providers. These inputs, such as spot rate, forward rate and volatility have been derived from readily observable market data, meeting the criteria for Level 2 in the fair value hierarchy. The change in the fair value is recorded in the other income (expense), net line of the condensed consolidated statements of comprehensive loss.

The estimated fair value of the contingent warrant liabilities at September 30, 2015, and December 31, 2014, was determined using the Black-Scholes Model, which requires inputs such as the expected term of the warrants, volatility and risk-free interest rate. These inputs are subjective and generally require analysis and judgment to develop. The Company’s common stock price represents a significant input that affects the valuation of the warrants. The change in the fair value is recorded as a gain or loss in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of comprehensive loss.

The estimated fair value of the contingent warrant liabilities was estimated using the following range of assumptions at September 30, 2015, and December 31, 2014:

	September 30, 2015	December 31, 2014
Expected volatility	143% - 153%	70% - 73%
Risk-free interest rate	0.37% - 0.45%	0.03% - 0.67%
Expected term	1.19 - 1.44 years	0.09 - 2.19 years

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2015 (in thousands):

Balance at December 31, 2014	$31,828
Reclassification of contingent warrant liability to equity upon exercise of warrants	(3,552)
Decrease in estimated fair value of contingent warrant liabilities upon revaluation	(24,206)
Balance at September 30, 2015	$4,070

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The fair value of the Company’s outstanding interest bearing obligations is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding interest bearing obligations at September 30, 2015, and December 31, 2014, are as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Interest bearing obligations	$48,585	$49,617	$35,308	$36,461

6. Restructuring Charges

On July 22, 2015, the Company announced the Phase 3 EYEGUARD-B study of gevokizumab in patients with Behçet’s disease uveitis, run by Servier, did not meet the primary endpoint of time to first acute ocular exacerbation.  In August 2015, XOMA announced its intention to end the EYEGUARD global Phase 3 program.  On August 21, 2015, the Company, in connection with its efforts to lower operating expenses and preserve capital while continuing to focus on its endocrine product pipeline, implemented a restructuring plan (the “2015 Restructuring”) that included a workforce reduction resulting in the elimination of 58 positions throughout all areas of the Company (of which, 38 were employee terminations and 20 were open positions).  On September 29, 2015, the Company terminated an additional five employees who were notified on that date.  The identified persons will cease to be employees of the Company upon completion of the 60-day notification period required by the California Worker Adjustment and Retraining Notification Act.

During the three months ended September 30, 2015, the Company recorded charges of $2.2 million related to severance, other termination benefits and outplacement services in connection with the workforce reduction. The Company expects to incur an additional $0.3 million restructuring charge in the fourth quarter of 2015 related to severance, other termination benefits and outplacement services related to notified employees who will continue to perform services to the Company during the fourth quarter of 2015. Finally, the Company recognized an additional restructuring charge of $0.4 million in contract termination costs, which primarily include costs in connection with the discontinuation of the EYEGUARD studies. For the nine months ended September 30, 2014, the Company recorded charges of $84,000 for final facility costs related to restructuring activities initiated in 2012.

Of the $2.9 million total expenses associated with the restructuring activities in the third quarter of 2015, the Company expects to pay approximately $2.7 million by December 31, 2015, with the remaining amount to be paid by May 2016. The Company may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the restructuring. In addition, these charges do not reflect changes expected to occur as a result of the Company’s strategic actions related to XOMA’s manufacturing and biodefense operations (see Note 10).

The outstanding restructuring liabilities are included in accrued and other liabilities on the condensed consolidated balance sheet. As of September 30, 2015, the components of these liabilities are shown below (in thousands):

	Employee Severance	Contract
	and Other Benefits	Termination Costs	Total
Restructuring charges	$2,174	$387	$2,561
Cash payments	(606)	(213)	(819)
Balance at September 30, 2015	$1,568	$174	$1,742

7. Long-Term Debt and Other Financings

Novartis Note

In May 2005, the Company executed a secured note agreement (the “Note Agreement”) with NVDI, which was due and payable in full in June 2015. Under the Note Agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrued at six-month LIBOR plus 2%, which was equal to

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.44% at September 30, 2015. At the Company’s election, the semi-annual interest payments could be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount did not exceed $50.0 million. The Company made this election for all interest payments. Loans under the Note Agreement were secured by the Company’s interest in its collaboration with NVDI, including any payments owed to it thereunder. Pursuant to the terms of the arrangement as restructured in November 2008, the Company did not make any additional borrowings under the Novartis note.

In June 2015, the Company and NVDI agreed to extend the maturity date of the Note Agreement from June 21, 2015, to September 30, 2015 (the “June 2015 Extension Letter”).

On September 30, 2015, concurrent with the execution of the License Agreement with Novartis as discussed in Note 4, XOMA and NVDI executed an amendment to the June 2015 Extension Letter (the “Secured Note Amendment”). Pursuant to the Secured Note Amendment, the parties further extended the maturity date of the June 2015 Extension Letter from September 30, 2015 to September 30, 2020, and eliminated the mandatory prepayment previously required to be made with certain proceeds of pre-tax profits and royalties. In addition, upon achievement of a specified development and regulatory milestone, the then-outstanding principal amount of the note will be reduced by $7.3 million rather than the Company receiving such amount as a cash payment. All other terms of the original Note Agreement remain unchanged. The note, as amended, bears interest based on the six-month LIBOR plus 2%, or 2.44% as of September 30, 2015.

As of September 30, 2015, the outstanding principal balance under this Secured Note Amendment was $13.5 million and was included in interest bearing obligations – long term in the accompanying condensed consolidated balance sheet. As of December 31, 2014, the outstanding principal balance under this arrangement was $13.4 million and was included in interest bearing obligations – current in the accompanying condensed consolidated balance sheet.

Servier Loan Agreement

In December 2010, in connection with the Collaboration Agreement entered into with Servier, the Company executed a loan agreement with Servier (the “Servier Loan Agreement”), which provided for an advance of up to €15.0 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million. The loan is secured by an interest in XOMA’s intellectual property rights to all gevokizumab indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period was 3.22% and has been reset semi-annually ranging from 2.31% to 3.83%. Interest for the six-month period from mid-January 2015 through mid-July 2015 was reset to 2.16%. Interest is payable semi-annually. Interest for the six-month period from mid-July 2015 through mid-January 2016 was reset to 2.05%. In January 2015 and July 2015, the Company made payments of $0.2 million in accrued interest to Servier.

On January 9, 2015, Servier and the Company entered into Amendment No. 2 (“Loan Amendment”) to the Servier Loan Agreement initially entered into on December 30, 2010 and subsequently amended by a Consent, Transfer, Assumption and Amendment Agreement entered into as of August 12, 2013. The Loan Amendment extended the maturity date of the loan from January 13, 2016 to three tranches of principal to be repaid as follows: €3.0 million on January 15, 2016, €5.0 million on January 15, 2017, and €7.0 million on January 15, 2018. All other terms of the Loan Agreement remain unchanged. The loan will be immediately due and payable upon certain customary events of default. The Company determined that the Loan Amendment resulted in a loan modification.  In connection with the Loan Amendment, the Company incurred debt issuance costs of approximately $6,000 that were included in interest expense for the nine months ended September 30, 2015.

Upon issuance, the loan had a stated interest rate lower than the market rate based on comparable loans held by similar companies, which represents additional value to the Company. The Company recorded this additional value as a discount to the carrying value of the loan amount, at its fair value of $8.9 million. The fair value of this discount, which was determined using a discounted cash flow model, represents the differential between the stated terms and rates of the loan, and market rates. Based on the association of the loan with the collaboration arrangement, the Company recorded the offset to this discount as deferred revenue.

The loan discount is amortized to interest expense under the effective interest method over the remaining life of the loan. The loan discount balance at the time of the Loan Amendment was $1.9 million, which is being amortized over the remaining term of the Loan Amendment.  The Company recorded non-cash interest expense resulting from the amortization of the loan discount of $0.2 million and $0.5 million, for the three months ended September 30, 2015 and 2014, respectively. The Company recorded non-cash interest expense resulting from the amortization of the loan discount of $0.5 million and $1.4 million, for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015 and December 31, 2014, the net carrying value of the loan was

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

$15.6 million and $16.2 million, respectively. For the three and nine months ended September 30, 2014, the Company recorded unrealized foreign exchange losses of $0.2 million related to the re-measurement of the loan discount. For the three and nine months ended September 30, 2015, the Company recorded an unrealized foreign exchange gain of $17,000 and an unrealized foreign exchange loss of $0.2 million, respectively, related to the re-measurement of the loan discount.

On September 28, 2015, Servier terminated the Collaboration Agreement with the required 180-day notice and none of the acceleration clauses were triggered; therefore, the termination of the Collaboration Agreement had no impact on the loan balance as of September 30, 2015.

The outstanding principal balance under this loan was $16.9 million and $18.2 million, using a euro to US dollar exchange rate of 1.124 and 1.216, as of September 30, 2015 and December 31, 2014, respectively. The Company recorded an unrealized foreign exchange loss of $0.2 million and an unrealized foreign exchange gain of $1.4 million, respectively, for the three and nine months ended September 30, 2015. The Company recorded unrealized foreign exchange gains of $1.4 million and $1.6 million for the three and nine months ended September 30, 2014, related to the re-measurement of the loan.

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

The GECC Term Loan was paid in full on February 27, 2015, when Hercules Technology Growth Capital, Inc. (“Hercules”) and the Company entered into a loan and security agreement (the “Hercules Term Loan”), under which the Company borrowed $20.0 million. The Company used a portion of the proceeds under the Hercules Term Loan to repay GECC’s outstanding principle balance, final payment fee, prepayment fee, and accrued interest totaling $5.5 million.  A loss on extinguishment of $0.4 million from the payoff of the GECC Term Loan was recognized as interest expense during the nine months ended September 30, 2015.

Hercules Term Loan

On February 27, 2015 (“Closing Date”), the Company entered into the Hercules Term Loan as described above.  The Hercules Term Loan has a variable interest rate that is the greater of either (i) 9.40% plus the prime rate as reported from time to time in The Wall Street Journal minus 7.25%, or (ii) 9.40%. The payments under the Hercules Term Loan are interest only until one month prior to July 1, 2016. The interest-only period will be followed by equal monthly payments of principal and interest amortized over a 30-month schedule through the scheduled maturity date of September 1, 2018. As security for its obligations under the Hercules Term Loan, the Company granted a security interest in substantially all of its existing and after-acquired assets, excluding its intellectual property assets.

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

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

be applied to the outstanding loan balances, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Hercules Term Loan.

The Company incurred debt issuance costs of $0.5 million in connection with the Hercules Term Loan. The Company will be required to pay a final payment fee equal to $1.2 million on the maturity date, or such earlier date as the term loan is paid in full. The debt issuance costs and final payment fee are being amortized and accreted, respectively, to interest expense over the term of the term loan using the effective interest method. The Company recorded non-cash interest expense resulting from the amortization of the debt issuance costs and accretion of the final payment of $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively.

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

The Company evaluated the Hercules Term Loan in accordance with accounting guidance for derivatives and determined there was de minimis value to the identified derivative features of the loan at inception and September 30, 2015.

As of September 30, 2015, the outstanding principal balance of the Hercules Term Loan was $20.0 million.

Aggregate future principal, final payment fees and discounts of the Company’s total interest bearing obligations - long-term as of September 30, 2015, are as follows (in thousands):

Three months ending December 31, 2015	$475
Year ended 2016	9,149
Year ended 2017	14,852
Year ended 2018	18,117
Year ended 2019	—
Year ended 2020	15,394
57,987
Less: Interest, final payment fee, discount and issuance cost	(9,402)
48,585
Less: current portion	(4,123)
$44,462

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense in the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2015 and 2014, relates to the following debt instruments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Hercules loan	$665	$—	$1,551	$—
Servier loan	278	583	806	1,770
GECC term loan	—	398	548	1,268
Novartis note	84	79	243	234
Other	3	—	4	23
Total interest expense	$1,030	$1,060	$3,152	$3,295

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Legal Proceedings, Commitments and Contingencies

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

Legal Proceedings

On July 24, 2015, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California (Case No. 3:15-cv-3425) against the Company, its Chief Executive Officer and its Chief Medical Officer.  The complaint asserts that all defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5, by making materially false or misleading statements regarding the Company’s EYEGUARD-B study between November 6, 2014 and July 21, 2015. The plaintiffs also allege that Messrs. Varian and Rubin violated Section 20(a) of the Exchange Act.  The plaintiffs seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. Based on a review of the allegations, the Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims. Currently, the Company does not believe that the outcome of this matter will have a material adverse effect on its business or financial condition, although an unfavorable outcome could have a material adverse effect on its results of operations for the period in which such a loss is recognized. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

On July 29, 2015, Medpace, Inc. (“Medpace”) filed a claim against the Company in the Ohio Court of Common Pleas, Hamilton County.  The complaint seeks to recover payment for services allegedly provided by Medpace to the Company during 2012-2013 in connection with preparation of a new drug application and seeks damages of approximately $465,000 (inclusive of claimed contractual pre-judgment interest). On August 24, 2015, XOMA filed its answer to the complaint and the parties are currently taking discovery. The Company expects that is likely it will be able to settle with Medpace for an amount less than $465,000 and recorded an accrual for the anticipated amount in the third quarter of 2015.

On October 1, 2015, a stockholder purporting to act on the behalf of the Company, filed a derivative lawsuit in the Superior Court of California for the County of Alameda, purportedly asserting claims on behalf of the Company against certain of officers and the members of board of directors of the Company, captioned Silva v. Scannon, et al. The lawsuit asserts claims for breach of fiduciary duty, corporate waste and unjust enrichment based on the dissemination of allegedly false and misleading statements related to the Company’s EYEGUARD-B study.  The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to the Company’s corporate governance and internal procedures.  Management believes the allegations have no merit and intends to vigorously defend against the claims. Currently, the Company does not believe that the outcome of this matter will have a material adverse effect on its business or financial condition, although an unfavorable outcome could have a material adverse effect on its results of operations for the period in which such a loss is recognized. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

9. Stock-based Compensation

In the nine months ended September 30, 2015, the Board of Directors of the Company approved grants under the Company’s Long Term Incentive Plan for options to purchase an aggregate of 1,790,722 shares and an aggregate of 1,694,932 RSUs to certain employees of the Company. The stock options vest monthly over four years, and the RSUs vest annually over three years, in equal increments.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The fair value of the stock options granted during the three and nine months ended September 30, 2015 and 2014, was estimated based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Dividend yield	0%	0%	0%	0%
Expected volatility	103%	88%	83%	93%
Risk-free interest rate	1.36%	1.79%	1.40%	1.72%
Expected term	5.6 years	5.6 years	5.6 years	5.6 years

Stock option activity for the nine months ended September 30, 2015, was as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	7,702,309	$8.15
Granted	1,790,722	3.79
Exercised	(163,663)	1.89
Forfeited, expired or cancelled	(1,156,878)	15.96
Outstanding at September 30, 2015	8,172,490	$6.22	6.54	$—
Vested and expected to vest at September 30, 2015	7,891,195	$6.27	6.48	$—
Exercisable at September 30, 2015	5,399,778	$7.04	5.71	$—

The valuation of RSUs is determined at the date of grant using the closing stock price.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Unvested RSU activity for the nine months ended September 30, 2015, is summarized below:

		Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value
Unvested balance at January 1, 2015	$1,953,879	$5.46
Granted	1,694,932	3.82
Vested	(1,027,497)	4.66
Forfeited	(348,960)	4.51
Unvested balance at September 30, 2015	$2,272,354	4.74

The following table shows total stock-based compensation expense for stock options, RSUs and ESPP in the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$1,047	$1,765	$4,642	$5,124
Selling, general and administrative	917	1,772	3,676	4,761
Total stock-based compensation expense	$1,964	$3,537	$8,318	$9,885

10. Subsequent Events

On November 4, 2015, XOMA and Nanotherapeutics Inc. (“Nanotherapeutics”) entered into an asset purchase agreement (the “Nanotherapeutics Purchase Agreement”), pursuant to which Nanotherapeutics agreed, subject to the terms and conditions set forth in the Nanotherapeutics Purchase Agreement, to acquire XOMA’s biodefense business and related assets (including, subject to regulatory approval, certain contracts with the U.S. government), and to assume certain liabilities of XOMA (the “Transaction”).  As part of the Transaction, the parties will, subject to the terms and conditions of the asset purchase agreement and the satisfaction of certain conditions, enter into an intellectual property license agreement (the “License Agreement”), pursuant to which XOMA agreed to license to Nanotherapeutics, subject to the terms and conditions set forth in the License Agreement, certain intellectual property rights related to the purchased assets, in consideration for up to a cash payment of $1.5 million, 23,008 shares of common stock of Nanotherapeutics and additional milestone-based payments and royalties. The Nanotherapeutics Purchase Agreement is expected to close by December 31, 2015.

On November 5, 2015, XOMA and Agenus West, LLC, a wholly-owned subsidiary of Agenus Inc. (“Agenus”), entered into an asset purchase agreement (the “Agenus Purchase Agreement”), pursuant to which Agenus agreed, subject to the terms and conditions set forth in the Agenus Purchase Agreement, to acquire XOMA’s manufacturing facility in Berkeley, California, together with certain related assets, including certain intellectual property related to the purchased assets under an intellectual property license agreement, and to assume certain liabilities of XOMA, in consideration for the payment to XOMA of up to $5.0 million in cash and the issuance to XOMA of shares of Agenus’s common stock having an aggregate value of up to $1.0 million.  The Agenus Purchase Agreement is expected to close by December 31, 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “intend” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, the sufficiency of our cash resources, our ability to receive potential milestones and/or  royalty payments under collaboration agreements and the timing of receipt of those payments, the timing and adequacy of cost-cutting measures, and our ability to defend against claims that may be made in litigation. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

XOMA Corporation (“XOMA”), a Delaware corporation, discovers and develops innovative antibody-based therapeutics. Several of our antibodies have unique properties due to their interaction at allosteric sites on a specific protein rather than the orthosteric, or active, sites. The compounds are designed to either enhance or diminish the protein’s activity as desired.  We believe allosteric-modulating antibodies may be more selective or offer a safety advantage in certain disease indications when compared to more traditional modes of action.

In August 2015, we announced our strategic initiative to focus efforts on advancing the assets in our extensive portfolio of compounds that could treat a variety of endocrine diseases.  We currently have six assets in our endocrine franchise portfolio, three of which were developed utilizing our proprietary XOMA Metabolism, or XMet, platform. The XMet platform is highly novel as the antibodies bind to different sites on the insulin receptor than currently marketed drugs and includes separate classes of allosteric modulating antibodies that either activate the insulin receptor, XMetA, or deactivate the insulin receptor, XMetD. The product candidates derived from the XMet platform that we intend to advance are:

•	XOMA 358, the lead compound in the XMetD program, which is designed as a potential treatment for hyperinsulinism;
•	XOMA 129, an XMetD Fab designed as a potential treatment for severe hypoglycemia; and
•	XOMA 159, a compound from the XMetA program, which may be a potential treatment for rare inherited receptoropathies.

This portfolio of antibodies represents potential new therapeutic approaches to the treatment of diabetes and several rare diseases that have insulin involvement.  Our endocrine portfolio also includes a Phase 2-ready product candidate, XOMA 213, targeting the prolactin receptor, and hyperprolactinemia, and multiple research-stage programs. Our product candidates are presently in various stages of development and are subject to regulatory approval before they can be commercially launched.

XOMA 358 is a fully human monoclonal allosteric modulating antibody that binds to insulin receptors and attenuates insulin action. We intend to investigate this compound as a novel treatment for non-drug-induced, endogenous hyperinsulinemic hypoglycemia (low blood glucose caused by excessive insulin produced by the body).  In March 2015, we presented positive Phase 1 data on XOMA 358 at ENDO 2015, the Endocrine Society's annual meeting. Results of the study, in which 14 healthy volunteers received XOMA 358 and 5 received placebo, showed XOMA 358 reduced insulin sensitivity and decreased glucose disposal after exogenous insulin injection. In the study, XOMA 358 appeared to be well tolerated, with no serious adverse events observed.  In June 2015, we were granted Orphan Drug Designation for XOMA 358 by the FDA for the treatment of congenital hyperinsulinism (“HI”), a hereditary disease resulting in lack of insulin regulation and profound hypoglycemia that can result in seizures, brain damage, and in rare cases, death.  In October 2015, we initiated a single-dose Phase 2 proof-of-concept study of XOMA 358 in patients with HI.  In addition, we intend to initiate a single-dose Phase 2 proof-of-concept study in patients who experience hyperinsulinism post bariatric surgery.  We believe a therapy that safely and effectively mitigates insulin-induced hypoglycemia has the potential to address a significant unmet therapeutic need for certain rare medical conditions associated with hyperinsulinism.

XOMA 129 is a highly potent Fab fragment with negative allosteric modulation of the insulin receptor.  We believe XOMA 129 could offer clinicians a therapy that has rapid onset, improved efficacy and optimal duration of therapy to treat patients with acute severe hypoglycemia wherein currently available therapies are inadequate.

XOMA 159, a high-affinity, fully human monoclonal antibody, allosterically binds to and activates the insulin receptor (“INSR”). XOMA 159 is a potential treatment for rare disorders that result in severe insulin resistance (“SIR”). Insulin resistance (“IR”) is generally defined by the reduced ability of insulin to lower blood glucose, usually resulting in compensatory hyperinsulinemia. IR is a common obesity-related metabolic problem that is associated with chronic disorders, such as Type 2 diabetes, atherosclerosis, polycystic ovarian syndrome, and hepatic steatosis. In contrast, SIR often results from single gene defects in insulin signaling called “insulin receptoropathies.” The disorders arising from genetic insulin receptoropathies range from extreme pediatric conditions, such as Donohue Syndrome (“DS”) and Rabson Mendenhall Syndrome, to conditions, such as severe "type A" IR and "HAIR-AN" (hyperandrogenism, insulin resistance, and acanthosis nigricans). Current treatment of patients with insulin receptoropathies is inadequate. Managing these patients is extremely challenging and largely focuses on employing high-dose insulin sensitizers, such as metformin and pioglitazone, and delivery of high concentrations of exogenous insulin.  Since XOMA 159 acts at a site of INSR distinct from insulin, we believe it has the potential to restore additional INSR function and address unmet need.

XOMA 213 (formerly LFA 102) is a first-in-class allosteric inhibitor of prolactin action that was discovered by us under our collaboration with Novartis AG (“Novartis,” formerly Chiron Corporation).  It is a humanized IgG1-Kappa monoclonal antibody that binds to the extracellular domain of human prolactin receptor with high affinity at an allosteric site relative to prolactin.  The compound has been shown to inhibit prolactin-mediated signaling, and it is potent and similarly active against rodent, monkey, and human prolactin receptors.  We exercised our right to bring the product back into our portfolio to develop it for diseases of hyperprolactinemia.  Prolactinoma is a condition of benign tumors on the pituitary gland.  It leads to sexual dysfunction, infertility, and osteoporosis.  Existing therapies are poorly tolerated in 20 percent of the 140,000 patients in the United States.  Another indication we intend to pursue is anti-psychotic-induced hyperprolactinemia, a side effect seen in patients treated with commonly used antipsychotics, antidepressants, and pain medications.  As patients exhibit the same signs and symptoms as prolactinoma, compliance with anti-psychotic therapies is poor.  Currently available therapies to address these side effects can worsen psychosis.

We have multiple ongoing research programs focused on endocrine indications.  One is an anti-parathyroid receptor program.  Hyperparathyroidism results in significant hypercalcemia causing fatigue, loss of appetite, confusion, nausea, and muscle weakness.  While most can be treated surgically, 10 percent of the patient population does not respond to surgery.  We are in the process of selecting the lead compound to move into pre-clinical testing.  Another research program is focused on the adrenal corticotropic hormone (“ACTH”).  Inappropriate secretion of ACTH leads to excess cortisol, which can lead to Cushing's Disease. We have identified potent ACTH inhibitors and are testing for in vivo activity in preclinical models.

We also are continuing our Phase 3 development activities for gevokizumab (IL-1 beta modulating antibody) in pyoderma gangrenosum (“PG”), a rare ulcerative skin disease that is a specific indication under the umbrella of diseases known as neutrophilic dermatoses.  Patients experience painful expanding skin ulcers that have a significant impact on their quality of life.  The U.S. Food and Drug Administration (“FDA”) granted Orphan Drug status for gevokizumab in PG.

On July 22, 2015, we announced that the Phase 3 EYEGUARD-B study of gevokizumab in patients with Behçet’s disease uveitis did not meet the primary endpoint of time to first acute ocular exacerbation. In August 2015, we announced our intention to end the EYEGUARD global Phase 3 program.  Servier, our gevokizumab development partner, and we are in the process of closing down the EYEGUARD clinical sites in an orderly manner such that if any of the data is positive it may be useful in the future.  In September 2015, Servier notified us of its intention to terminate our collaboration and license agreement, and Servier will return all gevokizumab rights to us. We will regain worldwide rights to gevokizumab on March 25, 2016.

Significant Developments in the First Three Quarters of 2015

Novartis Agreements

On June 19, 2015, we and Novartis agreed to extend the maturity date of our secured note agreement with Novartis from June 21, 2015 to September 30, 2015. All other terms of the note agreement remained unchanged.

On September 30, 2015, we and Novartis entered into a license agreement pursuant to which we have granted to Novartis an exclusive, world-wide, royalty-bearing license to XOMA’s anti-TGFβ program. Under the terms of the license agreement, we received $37.0 million in the form of an upfront payment and are eligible to receive up to $480.0 million if all development, regulatory, and commercial milestones are met. In addition, we are eligible to receive royalties on product sales that range from the mid-single digits to the low double digits. In connection with this license agreement, Novartis has agreed to extend the maturity date on the approximately $13.5 million of outstanding debt under our secured note agreement, which bears interest at the six-month LIBOR plus 2%, to September 30, 2020. We have also agreed to reduce our royalty rate associated with sales of Novartis' clinical stage anti-CD40 antibodies. All other terms of the 2004 collaboration agreement remained unchanged.

EYEGUARD-B Study and Servier Agreement

On May 28, 2015, we announced that the gevokizumab Phase 3 EYEGUARD-B study, sponsored by Servier, reached its target exacerbation event as specified in the study design. The objective of the first part of this study was to demonstrate the superiority of gevokizumab, as compared to placebo, on top of the current standard of care (immunosuppressant therapy and oral corticosteroids) in reducing the risk of Behçet's disease uveitis exacerbations and to assess the safety of gevokizumab. On July 22, 2015, we announced the Phase 3 EYEGUARD-B study did not reach its primary endpoint of time to first acute ocular exacerbation. On September 28, 2015, Servier notified XOMA of its intention to terminate our collaboration and license agreement and return the gevokizumab rights to XOMA. The termination of the collaboration and license agreement will be effective on March 25, 2016.

Restructuring

On August 21, 2015, in connection with our efforts to lower operating expenses and preserve capital while continuing to focus on our product pipeline, we implemented a workforce reduction of 58 positions throughout all areas of the Company. These reductions were comprised of 38 employee terminations and 20 open positions.  On September 29, 2015, we terminated an additional five employees who were notified on that date. The identified persons will cease to be employees of the Company upon completion of the 60-day notification period required by the California Worker Adjustment and Retraining Notification Act. In addition, we cancelled our contracts with clinical manufacturing organizations following the discontinuation of our EYEGUARD-B and EYEGUARD-E studies. This workforce reduction does not reflect changes expected to occur as a result of our strategic actions related to XOMA’s manufacturing and biodefense operations.

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

In October 2015, we initiated a single-dose Phase 2 proof-of-concept study of XOMA 358 in patients with congenital hyperinsulinism.  In addition, we intend to initiate a single-dose Phase 2 proof-of-concept study in patients who experience hyperinsulinism post bariatric surgery.

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

Servier Loan Amendment

On January 9, 2015, we entered into Amendment No. 2 to our loan agreement with Servier, initially entered into on December 30, 2010, and subsequently amended by a Consent, Transfer, Assumption and Amendment Agreement entered into as of August 12, 2013. Amendment No. 2 modified the maturity date of the loan from January 13, 2016 to three tranches of principal to be paid as follows: €3.0 million on January 15, 2016, €5.0 million on January 15, 2017 and €7.0 million on January 15, 2018. All other terms of the Servier Loan Agreement remained unchanged.

Licensing

In January 2015, Symplmed announced that the FDA approved PRESTALIA®, originally licensed by us from Servier and later transferred to Symplmed.  As a result, we are eligible to receive royalties of 3% to 10% on any potential sales of PRESTALIA in the United States. In July 2015, Symplmed announced it has initiated commercial sales of PRESTALIA.  Royalties on sales of PRESTALIA were immaterial for the quarter ended September 30, 2015.

Results of Operations

Revenues

Total revenues for the three and nine months ended September 30, 2015 and 2014, were as follows (in thousands):

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
License and collaborative fees	$645	$2,450	$(1,805)	$1,852	$4,615	$(2,763)
Contract and other	1,429	2,686	(1,257)	5,412	9,903	(4,491)
Total revenues	$2,074	$5,136	$(3,062)	$7,264	$14,518	$(7,254)

License and Collaborative Fees

License and collaborative fees include fees and milestone payments related to the out-licensing of our products and technologies. The decrease in license and collaborative fee revenue for the three months ended September 30, 2015, as compared to the same period of 2014, was due to the $1.5 million decrease in milestone payments relating to out-licensing arrangements and $0.3 million decrease in revenue recognized related to the loan agreement with Servier. The decrease in license and collaborative fee revenue for the nine months ended September 30, 2015, as compared to the same period of 2014, was due to the $1.9 million decrease in milestone payments relating to out-licensing arrangements and $0.9 million decrease in revenue recognized related to the loan agreement with Servier. The generation of future revenues related to license and other collaborative fees is dependent on our ability to attract new licensees and new collaboration partners to our antibody technologies, or the achievement of milestones by our existing licensees.

Contract and Other Revenues

Contract and other revenues include agreements where we provide contracted research and development services to our contract and collaboration partners, including Servier and NIAID. Contract and other revenues also include net product sales and royalties. The following table shows the activity in contract and other revenues for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
NIAID	$1,189	$2,101	$(912)	$4,320	$7,276	$(2,956)
Servier	224	621	(397)	1,094	2,580	(1,486)
Other	16	(36)	52	(2)	47	(49)
Total contract and other revenues	$1,429	$2,686	$(1,257)	$5,412	$9,903	$(4,491)

Our revenue from NIAID decreased for the three and nine months ended September 30, 2015 due to reduced activity under our existing NIAID contracts. The decrease in revenue from Servier for the three and nine months ended September 30, 2015 was due primarily to a decrease in reimbursements from Servier under our collaboration agreement.

We expect license revenue to increase in 2015 as compared with 2014 levels based on the expected recognition of $37.0 million of revenue in the fourth quarter of 2015 related to the upfront payment received under the license agreement entered into with Novartis in September 2015.

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

Research and development expenses were $17.6 million and $57.3 million for the three and nine months ended September 30, 2015, compared with $20.2 million and $61.4 million for the same periods in 2014. The decrease of $2.6 million for the three months ended September 30, 2015, as compared to the same period of 2014 was primarily due to a decrease of $1.5 million in salaries and related expenses and a decrease of $1.1 million in clinical trial costs primarily due to the termination of the EYEGUARD global Phase 3 program. The decrease of $4.1 million for the nine months ended September 30, 2015, as compared to the same period of 2014 was primarily due to a decrease of $3.8 million in internal and external manufacturing costs, a decrease of $0.4 million in clinical trial costs due to the termination of the EYEGUARD global Phase 3 program and a decrease of $0.7 million in salaries and related expenses, partially offset by an increase of $1.0 million in consulting services.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $6.6 million and $24.3 million in research and development salaries and employee-related expenses for the three and nine months ended September 30, 2015, as compared with $8.1 million and $25.0 million for the same period in 2014. The decrease of $1.5 million for the three months ended September 30, 2015, as compared to the same period of 2014 was due primarily to a $0.9 million decrease in salaries and related personnel costs, primarily due to the restructuring activities in the third quarter of 2015, and a $0.7 million decrease in stock-based compensation, which is a non-cash expense. The decrease of $0.7 million for the nine months ended September 30, 2015, as compared to the same period of 2014 was due primarily to a $0.2 million decrease in salaries and related personnel costs and a $0.5 million decrease in stock-based compensation, which is a non-cash expense.  The decreases in stock-based compensation for the three and nine months ended September 30, 2015, included $0.2 million related to the reversal of expense for forfeitures of stock awards related to our restructuring activities in the third quarter of 2015.

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

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Earlier stage programs	$5,876	$1,357	$4,519	$16,128	$21,805	$(5,677)
Later stage programs	11,683	18,878	(7,195)	41,127	39,566	1,561
Total	$17,559	$20,235	$(2,676)	$57,255	$61,371	$(4,116)

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements are summarized below (in thousands):

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Internal projects	$11,993	$12,578	$(585)	$39,563	$38,651	$912
Collaborative and contract arrangements	5,566	7,657	(2,091)	17,692	22,720	(5,028)
Total	$17,559	$20,235	$(2,676)	$57,255	$61,371	$(4,116)

For the three and nine months ended September 30, 2015, the gevokizumab program, for which we incurred the largest amount of expense, accounted for more than 40% but less than 50% of our total research and development expenses. A second development program, XMet, accounted for more than 30% but less than 40% of our total research and development expenses.  All remaining development programs accounted for less than 10% of our total research and development expenses for the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, the gevokizumab program, for which we incurred the largest amount of expense, accounted for more than 40% but less than 50% of our total research and development expenses. Two other development programs, XMet and NIAID, accounted for more than 10% but less than 20% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expenses for the three and nine months ended September 30, 2014.

We expect our research and development spending during the remainder of 2015 to be reduced as compared with 2014 due to certain cost cutting measures that we implemented in the third quarter of 2015.  Future research and development spending also may be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. Selling, general and administrative expenses were $5.6 million and $15.9 million for the three and nine months ended September 30, 2015, compared with $5.4 million and $15.8 million for the same periods in 2014. The increase of $0.2 million for the three months ended September 30, 2015, as compared to the same period of 2014 was due primarily to a $1.3 million increase in consulting services related to our out-licensing activities and a $0.5 million increase in legal and audit fees, partially offset by a $0.9 million decrease in stock-based compensation, which is a non-cash expense and a $0.7 million decrease in salaries and related personnel costs. The increase of $0.1 million for the nine months ended September 30, 2015, as compared to the same period of 2014 was due primarily to a $1.2 million increase in consulting services, primarily related to our out-licensing activities and a $0.8 million increase in legal and audit fees, partially offset by a $1.1 million decrease in stock-based compensation, which is a non-cash expense and a $0.8 million decrease in salaries and related personnel costs. The decreases in stock-based compensation for the three and nine months ended September 30, 2015, included $0.3 million related to the reversal of expense for forfeitures of stock awards related to our restructuring activities in the third quarter of 2015.

We expect our selling, general and administrative spending during the remainder of 2015 to be reduced as compared with 2014 due to certain cost cutting measures that we implemented in the third quarter of 2015.

Restructuring Charges

On July 22, 2015, we announced the Phase 3 EYEGUARD-B study of gevokizumab in patients with Behçet’s disease uveitis, run by Servier, did not meet the primary endpoint of time to first acute ocular exacerbation.  In August 2015, we announced our intention to end the EYEGUARD global Phase 3 program.  On August 21, 2015, in connection with our efforts to lower operating expenses and preserve capital while continuing to focus on our endocrine product pipeline, we implemented a restructuring plan (the “2015 Restructuring”) that included a workforce reduction resulting in the elimination of 58 positions throughout all areas of XOMA (of which, 38 were employee terminations and 20 were  open positions). On September 29, 2015, we terminated an additional five employees who were notified on that date.  The identified persons will cease to be employees of XOMA upon completion of the 60-day notification period required by the California Worker Adjustment and Retraining Notification Act.

During the three months ended September 30, 2015, we recorded charges of $2.2 million related to severance, other termination benefits and outplacement services. We expect to incur an additional $0.3 million in restructuring charges in the fourth quarter of 2015 related to severance, other termination benefits and outplacement services related to notified employees who will continue to perform services to the Company during the fourth quarter of 2015. Finally, we recognized an additional restructuring charge of $0.4 million in contract termination costs in the three months ended September 30, 2015, which primarily include costs in connection with the discontinuation of the EYEGUARD studies. For the nine months ended September 30, 2014, we recorded charges of $84,000 for final facility costs related to restructuring activities initiated in 2012.

Of the $2.9 million total expenses associated with the restructuring activities in the third quarter of 2015, we expect to pay approximately $2.7 million by December 31, 2015, with the remaining amount to be paid by May 2016. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the restructurings.

Other Income (Expense)

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense is shown below for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Hercules loan	$665	$—	$665	$1,551	$—	$1,551
Servier loan	278	583	(305)	806	1,770	(964)
GECC term loan	—	398	(398)	548	1,268	(720)
Novartis note	84	79	5	243	234	9
Other	3	—	3	4	23	(19)
Total interest expense	$1,030	$1,060	$(30)	$3,152	$3,295	$(143)

Interest expense related to the Servier loan decreased by $0.3 million and $1.0 million during the three and nine months ended September 30, 2015 compared to the same periods in the prior year.  The decrease was due to the $1.9 million balance of imputed interest remaining at the time the loan was amended in January 2015 now being amortized over the extended term of the loan.  This decrease was offset by the increase in interest expense during the three and nine months ended September 30, 2015, as compared to the same periods in the prior year, due to our $20.0 million term loan with Hercules Technology Growth Capital, Inc. that was entered into in February 2015.  A portion of the proceeds from the Hercules Term Loan was used to repay our outstanding loan with GECC and we recorded a loss of $0.4 million upon the extinguishment of the GECC Term Loan in February 2015.

We expect interest expense during 2015 to be consistent with 2014..

Other Income (Expense), Net

Other income (expense), net primarily consisted of unrealized (losses) gains. The following table shows the activity in other income (expense), net for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Other income (expense), net
Unrealized foreign exchange gain (loss) (1)	$(227)	$1,452	$(1,679)	$1,344	$1,693	$(349)
Realized foreign exchange gain (loss)	5	19	(14)	66	(68)	134
Unrealized loss on foreign exchange options	—	(87)	87	(6)	(326)	320
Other	28	9	19	49	33	16
Total other income (expense), net	$(194)	$1,393	$(1,587)	$1,453	$1,332	$121

(1)	Unrealized foreign exchange gain for the three and nine months ended September 30, 2015 and 2014 primarily relates to the re-measurement of the €15 million Servier loan.

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

We revalued the March 2012 warrants at September 30, 2015 and recorded a $21.4 million and $20.0 million decrease in the fair value as a gain in the revaluation of contingent warrant liabilities for the three and nine months ended September 30, 2015, respectively. This decrease in liability is primarily due to the decrease in the market price of XOMA’s common stock at September 30, 2015 compared to December 31, 2014.  We revalued the warrants at September 30, 2014 using the Black-Scholes Model and recorded a $5.4 million and $32.5 million decrease in the fair value during the three and nine months ended September 30, 2014 as a gain on the revaluation of contingent warrant liabilities.

We revalued the December 2014 warrants at September 30, 2015 using the Black-Scholes Model and recorded a $4.2 million decrease in the fair value as a gain in the revaluation of contingent warrant liabilities in the consolidated statements of comprehensive loss for the nine months ended September 30, 2015. The decrease in liability is due primarily to the decrease in the market price of our common stock at September 30, 2015 as compared to December 31, 2014.

The activity in the three and nine months ended September 30, 2014 also included the change in fair value for the February 2010 warrants that expired in February 2015.  We revalued the warrants at September 30, 2014 using the Black-Scholes Model and recorded a $1.1 million decrease in the fair value as a gain in the revaluation of contingent warrant liabilities.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, our working capital and our cash flow activities for each of the periods presented (in thousands):

	September 30,	December 31,
	2015	2014	Change
Cash and cash equivalents	$32,046	$78,445	$(46,399)
Working Capital	$15,130	$47,367	$(32,237)

	Nine Months Ended September 30,
	2015	2014	Change
Net cash used in operating activities	$(59,659)	$(60,903)	$(1,244)
Net cash (used in) provided by investing activities	(448)	14,773	15,221
Net cash provided by (used in) financing activities	13,721	(1,317)	(15,038)
Effect of exchange rate changes on cash	(13)	(152)	(139)
Net decrease in cash and cash equivalents	$(46,399)	$(47,599)	$(1,200)

Cash Used In Operating Activities

The decrease in net cash used in operating activities for the nine months ended September 30, 2015, as compared with the same period in 2014, was due to a decrease in research and development spending related to internal and external manufacturing costs during the nine months ended September 30, 2015, and a decrease in clinical trial costs primarily resulting from the completion in 2014 of our Phase 2 study in erosive osteoarthritis of the hand (“EOA”).

Cash (Used In) Provided by Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 of $0.4 million was primarily related to the purchase of property and equipment. Net cash provided by investing activities for the same period in 2014 of $14.8 million primarily consisted of $15.0 million in proceeds from the maturities of short-term investments.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 of $13.7 million was primarily related to proceeds from the Hercules Term Loan of $20.0 million and proceeds from the issuance of common stock of $0.4 million. These cash inflows were partially offset by $6.1 million of principal payments on the GECC Term Loan, and payment of debt issuance costs of $0.5 million on the Hercules Term Loan.

Net cash used in financing activities for the same period in 2014 of $1.3 million was related to principal payments on the GECC Term Loan of $4.9 million, partially offset by $3.5 million in proceeds from the issuance of common stock.

Hercules Term Loan

The Company and Hercules Technology Growth Capital, Inc. entered into the Hercules Term Loan on February 27, 2015 (the “Closing Date”), under which we borrowed $20.0 million. The Hercules Term Loan has a variable interest rate that is the greater of either (i) 9.40% plus the prime rate as reported from time to time in The Wall Street Journal minus 7.25%, or (ii) 9.40%. The payments under the Hercules Term Loan are interest only until one month prior to July 1, 2016. The interest-only period will be followed by equal monthly payments of principal and interest amortized over a 30-month schedule through the scheduled maturity date of September 1, 2018. As security for its obligations under the Hercules Term Loan, we granted a security interest in substantially all of our existing and after-acquired assets, excluding our intellectual property assets. We used a portion of the proceeds under the Hercules Term Loan to repay the outstanding principle balance, final payment fee, prepayment fee, and accrued interest totaling $5.5 million from GECC.

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

Aggregate future principal, final payment fees and discounts of our total interest bearing obligations - long-term as of September 30, 2015 are as follows (in thousands):

Three Months ending December 31, 2015	$475
Year ended 2016	9,149
Year ended 2017	14,852
Year ended 2018	18,117
Year ended 2019	—
Year ended 2020	15,394
57,987
Less: Interest, final payment fee, discount and issuance cost	(9,402)
48,585
Less current portion	(4,123)
$44,462

*        *        *

We have incurred significant operating losses and negative cash flows from operations since our inception. At September 30, 2015, we had cash and cash equivalents of $32.0 million, which is available to fund future operations. Taking into account the receipt of the $37.0 million license fee in October 2015, the deferral of $13.5 million in debt, and certain cost cutting measures enacted in the second half of 2015, we expect to have adequate funds to maintain operations for a period of at least 12 months following the end of the third quarter of 2015.

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

On November 4, 2015, we and Nanotherapeutics Inc. (“Nanotherapeutics”) entered into an asset purchase agreement (the “Nanotherapeutics Purchase Agreement”), pursuant to which Nanotherapeutics agreed, subject to the terms and conditions set forth in the Nanotherapeutics Purchase Agreement, to acquire our biodefense business and related assets (including, subject to regulatory approval, certain contracts with the U.S. government), and to assume certain liabilities of XOMA (the “Transaction”).As part of the Transaction, the parties will, subject to the terms and conditions of the asset purchase agreement and the satisfaction of certain conditions, enter into an intellectual property license agreement (the “License Agreement”), pursuant to which we agreed to license to Nanotherapeutics, subject to the terms and conditions set forth in the License Agreement, certain intellectual property rights related to the purchased assets, in consideration for up to a cash payment of $1.5 million, 23,008 shares of common stock of Nanotherapeutics and additional milestone-based payments and royalties. The Nanotherapeutics Purchase Agreement is expected to close by December 31, 2015.

On November 5, 2015, we and Agenus West, LLC, a wholly-owned subsidiary of Agenus Inc. (“Agenus”), entered into an asset purchase agreement (the “Agenus Purchase Agreement”), pursuant to which Agenus agreed, subject to the terms and conditions set forth in the Asset Purchase Agreement, to acquire our manufacturing facility in Berkeley, California, together with certain related assets, including certain intellectual property related to the purchased assets under an intellectual property license agreement, and to assume certain of our liabilities, in consideration for the payment to us of up to $5.0 million in cash and the issuance to XOMA of shares of Agenus’ common stock having an aggregate value of up to $1.0 million. The Agenus Purchase Agreement is expected to close by December 31, 2015.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, those related to revenue recognition, research and development expense, contingent warrant liabilities, and stock-based compensation to be critical policies. There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2015, as compared with those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 11, 2015.

Changes in Contractual Obligations

Our future contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.  On January 9, 2015, we entered into Amendment No. 2 to our loan agreement with Servier, which modified the maturity date of the loan from January 13, 2016 to three tranches of principal to be paid as follows: €3.0 million on January 15, 2016, €5.0 million on January 15, 2017 and €7.0 million on January 15, 2018. In addition, on February 27, 2015, we entered into the Hercules Term Loan, under which we borrowed $20.0 million. The payments under the Hercules Term Loan are interest only until one month prior to July 1, 2016, followed by equal monthly payments of principal and interest over a 30-month schedule through September 1, 2018. Lastly, on June 19, 2015, we and Novartis agreed to extend the maturity date of our secured note agreement from June 21, 2015 to September 30, 2015, which was then subsequently extended to September 30, 2020.

Other than as described above, there have been no other material changes from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. Our market risks related to interest rate sensitivities at September 30, 2015, have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2014 filed with the SEC.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 24, 2015, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California (Case No. 3:15-cv-3425) against us, our Chief Executive Officer and our Chief Medical Officer.  The complaint asserts that all defendants violated Section 10(b) the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5, by making materially false or misleading statements regarding the Company’s EYEGUARD-B study between November 6, 2014 and July 21, 2015. The plaintiffs also allege that Messrs. Varian and Rubin violated Section 20(a) of the Exchange Act.  The plaintiffs seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper.  Based on a review of the allegations, the Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims.

On July 29, 2015, Medpace, Inc. (“Medpace”) filed a claim against us in the Ohio Court of Common Pleas, Hamilton County.  The complaint seeks to recover payment for services allegedly provided by Medpace to the Company during 2012-2013 in connection with preparation of a new drug application and seeks damages of approximately $465,000 (inclusive of claimed contractual pre-judgement interest). On August 24, 2015, XOMA filed its answer to the complaint and the parties are currently taking discovery. We expect that we will be able to settle with Medpace for an amount less than $465,000 and recorded an accrual for the anticipated amount in the third quarter of 2015.

On October 1, 2015, a stockholder purporting to act on our behalf, filed a derivative lawsuit in the Superior Court of California for the County of Alameda, purportedly asserting claims on behalf of the Company against certain of our officers and the members of our board of directors, captioned Silva v. Scannon, et al. The lawsuit asserts claims for breach of fiduciary duty, corporate waste and unjust enrichment based on the dissemination of allegedly false and misleading statements related to the Company’s EYEGUARD-B study.  The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures.  Management believes the allegations have no merit and intends to vigorously defend against the claims.

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

Because our product candidates are still being developed, we will require substantial funds to continue; we cannot be certain that funds will be available, and if they are not available, we may be forced to delay, reduce, or eliminate our product development programs or to take actions that could adversely affect an investment in our common stock and we may not be able to continue operations.

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

We finance our operations primarily through our multiple revenue streams resulting from discovery and development collaborations, the licensing of our antibody technologies, debt and through sales of our common stock.

Based on our cash and cash equivalents of $32.0 million at September 30, 2015, anticipated spending levels, anticipated cash inflows from collaborations, licensing transactions, funding availability included under our loan agreements, the proceeds from our equity offerings and other sources of funding that we believe to be available, we anticipate that we will have adequate capital to fund operations through at least the next 12 months. Any significant revenue shortfalls, increases in planned spending on development programs, more rapid progress of development programs than anticipated, or the initiation of new clinical trials, as well as the unavailability of anticipated sources of funding, could shorten this period or otherwise have a material adverse impact on our ability to finance our continued operations. Progress or setbacks by potentially competing products also may affect our ability to raise new funding on acceptable terms.

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

We have been and are developing numerous product candidates, and as a result have experienced significant losses. As of September 30, 2015, we had an accumulated deficit of $1.2 billion.

For the three and nine months ended September 30, 2015, we had a net loss of approximately $0.5 million, or $0.00 per basic share of common stock and $0.00 per diluted share of common stock, and $46.0 million, or $0.39 per basic share of common stock and $0.39 per diluted share of common stock, respectively. For the three and nine months ended September 30, 2014, we had a net loss of approximately $14.4 million, or $0.13 per basic share of common stock and $0.17 per diluted share of common stock, and $31.0 million, or $0.29 per basic share of common stock and $0.55 per diluted share of common stock, respectively.

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

If our therapeutic product candidates do not receive regulatory approval, we will be unable to market them.

Our product candidates (including gevokizumab, XOMA 358 and XOMA 3AB) cannot be manufactured and marketed in the United States or any other countries without required regulatory approvals. The U.S. government and governments of other countries extensively regulate many aspects of our product candidates, including:

•	clinical development and testing;
•	manufacturing;
•	labeling;
•	storage;
•	record keeping;
•	promotion and marketing; and
•	importing and exporting.

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe many of our product candidates (including gevokizumab, XOMA 358 and XOMA 3AB) will be regulated by the FDA as biologics. Initiation of clinical trials requires approval by health authorities. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with FDA and International Conference on Harmonization Good Clinical Practices and the European Clinical Trials Directive, as applicable, under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Other national, foreign and local regulations also may apply. The developer of the drug must provide information relating to the characterization and controls of the product before administration to the patients participating in the clinical trials. This requires developing approved assays of the product to test before administration to the patient and during the conduct of the trial. In addition, developers of pharmaceutical products must provide periodic data regarding clinical trials to the FDA and other health authorities, and these health authorities may issue a clinical hold upon a trial if they do not believe, or cannot confirm, that the trial can be conducted without unreasonable risk to the trial participants. Based on our interactions with the FDA, XOMA 358 clinical testing is currently limited to single-dose studies in adults.  Data has been generated which will be submitted to request expanded testing as part of our clinical development plan.  We cannot assure you that U.S. and foreign health authorities will not issue a clinical hold with respect to any of our clinical trials in the future.

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

We have received negative results from certain of our clinical trials, and we face uncertain results of other clinical trials of our product candidates.*

Drug development has inherent risk, and we are required to demonstrate through adequate and well-controlled clinical trials that our product candidates are effective, with a favorable benefit-risk profile for use in their target profiles before we can seek regulatory approvals for their commercial use. It is possible we may never receive regulatory approval for any of our product candidates. Even if a product candidate receives regulatory approval, the resulting product may not gain market acceptance among physicians, patients, healthcare payors and the medical community. In March 2011, we announced our 421-patient Phase 2b trial of gevokizumab in Type 2 diabetes did not achieve the primary endpoint of reduction in hemoglobin A1c (“HbA1c”) after six monthly treatments with gevokizumab compared to placebo. In June 2011, we announced top-line trial results from our six-month 74-patient Phase 2a trial of gevokizumab in Type 2 diabetes, and there were no differences in glycemic control between the drug and placebo groups as measured by HbA1c levels. In March 2014, we reported that despite early positive results in our gevokizumab proof-of-concept study in patients with erosive osteoarthritis of the hand (“EOA”) and elevated C-reactive protein, the top-line data at Day 168 in that study, as well as data at Day 84 in patients with EOA and non-elevated CRP, were not positive. In July 2015, we announced that Servier’s Phase 3 study of gevokizumab in patients with Behçet’s disease uveitis did not meet its primary endpoint.

Many of our product candidates, including gevokizumab, XOMA 358 and XOMA 3AB, require significant additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy and expensive, often taking a number of years. As clinical results frequently are susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly. As a result, it is uncertain whether:

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

The FDA has awarded orphan drug status to gevokizumab for the treatment of non-infectious, intermediate, posterior or pan uveitis, chronic non-infectious anterior uveitis, pyoderma gangrenosum and Behçet’s uveitis and for XOMA 358 for congenital hyperinsulinism. Under the Orphan Drug Act, the first company to receive FDA approval for a drug for the designated orphan drug indication will obtain seven years of marketing exclusivity, during which time the FDA may not approve another company’s application for the same drug for the same orphan indication unless the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Even though we have obtained orphan drug designation for certain product candidates for certain indications and even if we obtain orphan drug designation for our future product candidates or for other indications, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval of our product candidates for any particular orphan indication, or we may not obtain approval for an indication for which we have obtained orphan drug designation. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not protect the product effectively from competition because different drugs can be approved for the same indication. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same orphan indication if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

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

Furthermore, marketing approval of a product may be withdrawn by the FDA, the EMA or another regulatory agency or such a product may be withdrawn voluntarily by the company marketing it based, for example, on subsequently arising safety concerns. The FDA, EMA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

We may issue additional equity securities and thereby materially and adversely affect the price of our common stock.

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which none were issued and outstanding as of November 2, 2015, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. In addition, we are authorized to issue, generally without stockholder approval, up to 277,333,332 shares of common stock, of which 118,814,763 were issued and outstanding as of November 2, 2015. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

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

There can be no assurance the market price of our common stock will not decline below its present market price or there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2015, through November 2, 2015, the share price of our common stock has ranged from a high of $4.93 to a low of $0.69. Factors contributing to such volatility include, but are not limited to:

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

If we fail to meet continued listing standards of NASDAQ, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.*

Our common stock is currently traded on the Nasdaq Global Market. The NASDAQ Stock Market LLC (“NASDAQ”) has requirements that a company must meet in order to remain listed on NASDAQ. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. As previously disclosed in our filings with the SEC on September 4, 2015, we received a letter from the staff (the “Staff”) of NASDAQ on September 4, 2015, providing notification that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Market under NASDAQ’s Listing Rule 5450(a)(1), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”).  On November 2, 2015, the Staff notified us that it had determined that for the last 10 consecutive business days, from October 19, 2015 to October 30, 2015, the closing bid of our common stock had been at or above the minimum $1.00 per share price. Accordingly, we have regained compliance with the Minimum Bid Price Requirement and this matter is now closed. There can be no assurance that we will continue to meet the Minimum Bid Price Requirement, or any other requirement in the future. If we fail to meet the Minimum Bid Price Requirement, NASDAQ may initiate the delisting process with another notification letter.  If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

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

Our financial resources and our marketing experience and expertise are limited. Consequently, our ability to develop products successfully depends, to a large extent, upon securing the financial resources and/or marketing capabilities of third parties. For example:

•

In March 2004, we announced we had agreed to collaborate with Chiron Corporation (now Novartis) for the development and commercialization of antibody products for the treatment of cancer. In April 2005, we announced the initiation of clinical testing of the first product candidate out of the collaboration, HCD122, an anti-CD40 antibody, in patients with advanced chronic lymphocytic leukemia. In October 2005, we announced the initiation of the second clinical trial of HCD122 in patients with multiple myeloma. In November 2008, we announced the restructuring of this product development collaboration, which involved six development programs including CD40 and prolactin receptor antibody programs. In exchange for cash and debt reduction on our existing loan facility with Novartis, Novartis received control over the CD40 and prolactin receptor antibody programs, as well as the right to expand the development of these programs into additional indications outside of oncology. Novartis has initiated clinical studies to test CFZ533, an anti-CD40 antibody arising from its collaboration with XOMA, in de novo renal transplantation and in Primary Sjögren's Syndrome. We exercised our right to bring the product back into our portfolio to develop it for diseases of hyperprolactinemia (a condition of benign tumors on the pituitary gland).

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

•

We have licensed our bacterial cell expression technology, a set of enabling technologies used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 60 companies. As of March 9, 2015, we were aware of three products manufactured using this technology that have received FDA approval: Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular wet age-related macular degeneration, Macular Edema Following Vein Occulsion, Diabetic Macular Edema, and Diabetic Retinopathy in patients with Diabetic Macular Edema; UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis; and Pfizer’s TRUMENBA®, a meningococcal group B vaccine. In the third quarter of 2009, we sold our LUCENTIS royalty interest to Genentech. In the third quarter of 2010, we sold our CIMZIA royalty interest. We are receiving a fraction of a percentage royalty on sales of TRUMENBA.

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

Gevokizumab

We are developing gevokizumab, a potent monoclonal antibody with unique allosteric modulating properties that binds strongly to interleukin-1 beta (IL-1 beta), a pro-inflammatory cytokine. In binding to IL-1 beta, gevokizumab inhibits the activation of the IL-1 receptor, thereby modulating the cellular signaling events that produce inflammation. Certain other companies are developing products based on the same or similar therapeutic targets as gevokizumab. The efficacy and safety profile of gevokizumab relative to these potential competitors is unknown.

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

We and our contract manufacturers are subject to pre-approval inspections and periodic unannounced inspections by the FDA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. Any difficulties or delays in our contractors’ manufacturing and supply of our product candidates or any failure of our contractors to maintain compliance with the applicable regulations and standards could increase our costs, cause us to reduce revenue, make us postpone or cancel clinical trials, prevent or delay regulatory approval by the FDA and corresponding state and foreign authorities, prevent the import and/or export of our product candidates, or cause any of our product candidates that may be approved for commercial sale to be recalled or withdrawn.

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

We and certain of our officers and directors have been named as defendants in shareholder lawsuits. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations.*

Securities-related class action and shareholder derivative litigation has often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs.

On July 24, 2015, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming as defendants us and certain of our officers.  The complaint asserts that all defendants violated Section 10(b) of the the Exchange Act and SEC Rule 10b-5, by making materially false or misleading statements regarding the Company’s EYEGUARD-B study between November 6, 2014 and July 21, 2015. The plaintiffs also allege that certain of our officers violated Section 20(a) of the Exchange Act.  The plaintiffs seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper.

On October 1, 2015, a stockholder purporting to act on our behalf, filed a derivative lawsuit in the Superior Court of California for the County of Alameda, purportedly asserting claims on behalf of the Company against certain of our officers and the members of our board of directors, captioned Silva v. Scannon, et al. The lawsuit asserts claims for breach of fiduciary duty, corporate waste and unjust enrichment based on the dissemination of allegedly false and misleading statements related to the Company’s EYEGUARD-B study.  The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures.

It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. This lawsuit and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of these lawsuits are necessarily uncertain. We could be forced to expend significant resources in the defense of these suits and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with these lawsuits. We currently are not able to estimate the possible cost to us from these lawsuits, as they are currently at an early stage, and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserve for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position.

Monitoring, initiating and defending against legal actions, including the currently pending litigation, are time-consuming for our management, are likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business. In addition, the inherent uncertainty of the currently pending litigation and any future litigation could lead to increased volatility in our stock price and a decrease in the value of an investment in our common stock.

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

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), we experienced ownership changes in 2009 and 2012, which substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year. As of December 31, 2014, we have excluded the NOLs and R&D credits that will expire as a result of the annual limitations. To the extent that we do not utilize our carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will also expire unused. As the result of changes in our stockholder base during the third quarter of 2015, we are analyzing whether an ownership change may have occurred. Accordingly, our utilization of net operating loss and credit carryforwards which existed through the current period may be further limited should an ownership change have occurred.

The loss of key personnel, including our Chief Executive Officer, could delay or prevent achieving our objectives.*

Our research, product development and business efforts could be affected adversely by the loss of one or more key members of our scientific or management staff, particularly our executive officers: John Varian, our Chief Executive Officer; Patrick J. Scannon, M.D., Ph.D., our Executive Vice President and Chief Scientific Officer; Paul D. Rubin, M.D., our Senior Vice President, Research and Development and Chief Medical Officer; and Thomas Burns, our Vice President, Finance and Chief Financial Officer. We currently do not have key person insurance on any of our employees.

Because we are a relatively small biopharmaceutical company with limited resources, we may not be able to attract and retain qualified personnel.

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. We had approximately 171 employees as of September 30, 2015. In August 2015, in connection with our efforts to lower operating expenses and preserve capital while continuing to focus on our product pipeline, we reduced our workforce by approximately 30%, leading to the termination of 58 positions throughout all areas of the organization (of which, 38 were employee terminations and 20 were open positions.  On September 29, 2015, we eliminated an additional five employees who were notified on that date.  The identified persons will cease to be employees of XOMA upon completion of the 60-day notification period required by the California Worker Adjustment and Retraining Notification Act. We may require additional experienced executive, accounting, research and development, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters and manufacturing facilities are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

We may not realize the expected benefits of our cost-saving initiatives.*

Reducing costs is a key element of our current business strategy. On August 21, 2015, we, in connection with our efforts to lower operating expenses and preserve capital while continuing to focus on our product pipeline, implemented a 30% workforce reduction, which led to the termination of 58 positions throughout all areas of the organization (of which, 38 were employee terminations and 20 were open positions).  On September 29, 2015, we terminated an additional five employees who were notified on that date.

We expect to record an aggregate restructuring charge related to one-time termination benefits of approximately $2.5 million, of which approximately $2.2 million was recorded in Q3 2015 and the remainder is expected to be recorded in Q4 2015. In addition, we recognized an additional restructuring charge of $0.4 million in contract termination costs in Q3 2015, which primarily include costs in connection with the discontinuation of the EYEGUARD studies.

If we experience excessive unanticipated inefficiencies or incremental costs in connection with restructuring activities, such as unanticipated inefficiencies caused by reducing headcount, we may be unable to meaningfully realize cost savings and we may incur expenses in excess of what we anticipate. Either of these outcomes could prevent us from meeting our strategic objectives and could adversely impact our results of operations and financial condition.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our current and any future collaborators, licensees, suppliers, contractors and consultants are vulnerable to damage from cyber−attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We could experience failures in our information systems and computer servers, which could be the result of a cyber−attack and could result in an interruption of our normal business operations and require substantial expenditure of financial and administrative resources to remedy. System failures, accidents or security breaches can cause interruptions in our operations and can result in a material disruption of our development programs, commercialization activities and other business operations. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Similarly, we rely on third parties to supply components for and manufacture our products and product candidates, and conduct clinical trials of our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of any of our other product candidates could be delayed or otherwise adversely affected.

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

XOMA Corporation

Date: November 5, 2015	By:	/s/ JOHN VARIAN
John Varian Chief Executive Officer (principal executive officer) and Director
Date: November 5, 2015	By:	/s/ THOMAS BURNS
Thomas Burns Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Form of Warrant (December 2011 Warrants)	10-K	000-14710	4.9	03/14/2012

4.4	Form of Warrant (March 2012 Warrants)	8-K	000-14710	4.1	03/07/2012

4.5	Form of Warrant (September 2012 Warrants)	8-K	000-14710	4.10	10/03/2012

4.6	Registration rights Agreement dated June 12, 2014, by and among XOMA Corporation, 667, L.P., Baker Brothers Life Sciences, L.P., and 14159. L.P.	8-K	000-14710	4.1	06/12/2014

4.7	Form of Warrant (December 2014 Warrants)	8-K	000-14710	4.1	12/09/2014

4.8	Form of Warrant (February 2015 Warrants)	10-Q	000-14710	4.10	05/07/2015

10.1	Letter Agreement, dated June 19, 2015, by and between XOMA (US) LLC and Novartis Vaccines and Diagnostics, Inc.	10-Q	000-14710	10.1	08/10/2015

10.2+#	License Agreement, dated September 30, 2015, by and between XOMA (US) LLC and Novartis International Pharmaceutical Ltd.

10.3+	Amended Secured Note Agreement, dated September 30, 2015, by and between XOMA (US) LLC and Novartis Institutes for Biomedical Research, Inc.

10.4+#	Amendment to Amended and Restated Research, Development and Commercialization Agreement, dated September 30, 2015, by and between XOMA (US) LLC and Novartis Institutes for Biomedical Research, Inc.

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

#     Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC. Omitted portions have been filed separately with the SEC.

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