Form 10-K
period 2015-12-31
XOMA Corp
filed 2016-03-09
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant is $451,024,815 as of June 30, 2015.

Number of shares of Common Stock outstanding as of March 7, 2016: 119,615,729

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the Company’s 2016 Annual General Meeting of Stockholders are incorporated by reference into Part III of this Report.

XOMA Corporation

2015 FORM 10-K ANNUAL REPORT

This annual report on Form 10-K includes trademarks, service marks and trade names owned by us or others. “XOMA,” the XOMA logo and all other XOMA product and service names are registered or unregistered trademarks of XOMA Corporation or a subsidiary of XOMA Corporation in the United States and in other selected countries. EYEGUARD is an unregistered service mark of a subsidiary of XOMA Corporation in the United States.  All other trademarks, service marks and trade names included or incorporated by reference in this annual report are the property of their respective owners.

PART I

Certain statements contained herein related to the anticipated size of clinical trials, the anticipated timing of initiation of clinical trials, the expected availability of clinical trial results, the results of clinical trials, the timing of any application for regulatory approval of our product candidates by the FDA or other regulatory authority, the sufficiency of our cash resources, the estimated costs of clinical trials and the amounts of certain revenues and certain costs in comparison to prior years, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact are statements that could be deemed forward looking statements. The words “believe,” “may,” “estimate,” “continue,” “could,” “anticipate,” “assume,” “intend,” “expect,” “predict,” “potential” “should,” “would,” and similar expressions are intended to identify forward-looking statements. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things: our product candidates are still being developed, and we will require substantial funds to continue development which may not be available; we have received negative results from certain of our clinical trials, and we face uncertain results of other clinical trials of our product candidates; if our therapeutic product candidates do not receive regulatory approval, neither our third-party collaborators, our contract manufacturers nor we will be able to manufacture and market them; we may not obtain orphan drug exclusivity or we may not receive the full benefit of orphan drug exclusivity even if we obtain such exclusivity; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; we may not be successful in commercializing our products, which could also affect our development efforts; we are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our product candidates and could subject us to significant fines and penalties; and certain of our technologies are in-licensed from third parties, so our capabilities using them are restricted and subject to additional risks. These and other risks, including those related to current economic and financial market conditions, are contained principally in Item 1, Business; Item 1A, Risk Factors; Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other sections of this Annual Report on Form 10-K.  Factors that could cause or contribute to these differences include those discussed in Item 1A, Risk Factors, as well as those discussed elsewhere in this Annual Report on Form 10-K.

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

Overview

XOMA Corporation (“XOMA”), a Delaware corporation, is a development stage biotechnology company with a portfolio of therapeutic antibodies. Our product candidates are the result of our expertise in developing new monoclonal antibodies, which have created new opportunities to potentially treat a wide range of endocrine diseases. We discover and develop innovative antibody-based therapeutics. Several of our antibodies have unique properties due to their interaction at allosteric sites on a specific protein rather than at the orthosteric, or active, sites. The antibodies are designed to either enhance or diminish the protein’s activity as desired.  We believe allosteric modulating antibodies may be more selective and offer a safety advantage in certain disease indications when compared to more traditional modes of action.

Our business efforts are focused on advancing the assets in our portfolio of compounds that could treat a variety of endocrine diseases.  Our product candidates are in various stages of development and are subject to regulatory approval before they can be commercially launched.

We currently have five assets in our endocrine portfolio, two of which were developed as part of our proprietary XOMA Metabolism (“XMet”) platform. We believe the XMet platform is highly novel as it targets the insulin receptor and has generated new classes of fully human allosteric modulating monoclonal antibodies known as Selective Insulin Receptor Modulators (“SIRMs”). One program of SIRMs produced by the XMet Platform is a negative allosteric modulator of the insulin receptor (“XMetD”). We intend to advance the following two antibodies derived from the XMetD program, which presents potential new therapeutic approaches to the treatment of diseases that involve insulin and result in severe hypoglycemia.

•	XOMA 358, a potential long-acting treatment for hyperinsulinemic hypoglycemia; and
•	XOMA 129, a potential rapid onset, short-acting treatment for severe acute hypoglycemia.

Our endocrine portfolio also includes what we believe is a Phase 2-ready product candidate, XOMA 213, targeting the prolactin receptor as well as research-stage programs targeting the parathyroid receptor (“PTH1R”) and the adrenal corticotropic hormone (“ACTH”).

Given our focus on endocrine diseases, we have determined that gevokizumab no longer fits our strategic focus and we have decided to stop all development activities on the asset. As a result, we are closing the Phase 3 program in patients suffering from pyoderma gangrenosum (“PG”) and will immediately pursue licensing discussions with potential interested parties.

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

Corporate Strategy

We are committed to establishing XOMA as a commercial organization in the United States with a portfolio of endocrine therapies that were discovered by our scientists and developed internally. Our commercialization strategy will be to market products in the United States through our own focused sales teams calling on specialist prescribers. We will likely seek development and commercialization partners outside of the United States, as our product candidates could benefit patients around the world.  For indications requiring clinical studies that are prohibitively large or for the targeted patient populations are not treated by the specialist provider, we will likely seek a development and commercialization partner, globally or regionally. Additionally, we may seek to expand our pipeline by developing additional proprietary products and technologies and by entering into additional licensing and collaborative arrangements with pharmaceutical and biotechnology companies.

Proprietary Products

As part of our strategy, we are focusing our technology and resources on advancing our emerging proprietary pipeline. Below is a summary of our proprietary products:

•

XOMA 358 is a fully human negative allosteric modulating insulin receptor antibody that was derived from our proprietary XMet platform. We are investigating this antibody as a novel treatment for non-drug-induced, endogenous hyperinsulinemic hypoglycemia (low blood glucose caused by excessive insulin produced by the body).  There are several rare disease indications that may benefit from XOMA 358 that are of greatest interest to us: congenital hyperinsulinism (“CHI”), a hereditary disease resulting in lack of insulin regulation and profound hypoglycemia, and post-meal hypoglycemia in post-bariatric surgery (“PBS”) patients. XOMA 358 has successfully completed Phase 1 testing, which showed the antibody reduced insulin sensitivity and decreased glucose after exogenous insulin injection and it appeared to be well tolerated, with no serious adverse events observed.  The results were presented at the Endocrine Society's Annual Meeting in March 2015.  In June 2015, we were granted Orphan Drug Designation for XOMA 358 by the FDA for the treatment of CHI. In October 2015, we initiated a single-dose Phase 2 proof-of-concept (“POC”) study of XOMA 358 in patients with CHI.  In addition, we intend to initiate a single-administration Phase 2 POC study in PBS patients who experience hyperinsulinism. We believe a therapy that safely and effectively mitigates insulin-induced hypoglycemia has the potential to address a significant unmet therapeutic need for these rare medical conditions associated with hyperinsulinism.

•

XOMA 129 is a highly potent fragment of a monoclonal antibody (“Fab”) with negative allosteric modulation activity against the insulin receptor. In animal model testing, it appears to have a fast-onset of action and short half-life. Hypoglycemia is a serious medical condition in patients with Type 2 diabetes mellitus (“T2 DM”) and Type 1 diabetes mellitus (“T1 DM”) and can occur as a result of insulin therapy, accidental insulin overdose or treatment with sulfonylureas. Recurrent hypoglycemia leads to diminished recognition of the symptoms, which include palpitations, tremors, anxiety, sweating, and hunger. This reduced sensitivity to hypoglycemic symptoms can lead to more prolonged episodes and the advancement into acute severe hypoglycemia, which can result in confusion, loss of consciousness, and seizure.  Acute severe hypoglycemia often presents during the nocturnal hours in patients who are treated aggressively for their T1 DM, which puts them at elevated risk for loss of consciousness and seizure. The medical community has long been challenged with how to prevent patients from experiencing nocturnal acute severe hypoglycemia, yet there have not been any significant breakthroughs in pharmaceutical development efforts or experiments in dietary practices. We are conducting preclinical testing for XOMA 129 and intend to advance it into Phase 1 testing as soon as practicable. We believe XOMA 129 could potentially offer clinicians a therapy that has rapid onset, improved efficacy and optimal duration of therapy to treat patients with acute severe hypoglycemia wherein currently available therapies are inadequate.

•

XOMA 213 (formerly LFA 102) is a first-in-class allosteric inhibitor of prolactin action.  It is a humanized IgG1-Kappa monoclonal antibody that binds to the extracellular domain of the human prolactin receptor with high affinity at an allosteric site.  The antibody has been shown to inhibit prolactin-mediated signaling, and it is potent and similarly active against several animal and human prolactin receptors. We discovered XOMA 213 under our collaboration with Novartis AG (“Novartis,” formerly Chiron Corporation), and we exercised our right to bring the product back into our portfolio to develop it for diseases of hyperprolactinemia. In particular, we are developing our product for prolactinoma, a condition of benign tumors on the pituitary gland that leads to hyperprolactinemia-induced sexual dysfunction, infertility, and osteoporosis, as well as anti-psychotic-induced hyperprolactinemia, a side effect seen in patients treated with commonly used antipsychotics, antidepressants, and pain medications. For 20 percent of the 140,000 prolactinoma patients in the United States, existing therapies are poorly tolerated or not amenable to treatment with existing therapy. Anti-psychotic-induced hyperprolactinemia is a side effect seen in patients treated with commonly used antipsychotics, antidepressants, and pain medications. As patients exhibit the same signs and symptoms as prolactinoma, compliance with anti-psychotic therapies is poor. Currently available therapies to address these side effects can worsen psychosis.  We intend to launch a POC study for XOMA 213, which, if successful, will allow us to advance the compound into a Phase 2 study for prolactinoma and potentially into anti-psychotic medication-induced hyperprolactinemia.

•

Gevokizumab is a potent humanized monoclonal antibody with unique allosteric properties that has the potential to treat patients with a wide variety of inflammatory diseases.  Gevokizumab binds strongly to IL-1 beta, a pro-inflammatory cytokine. By binding to IL-1 beta, gevokizumab modulates the activation of the IL-1 receptor, thereby preventing the cellular signaling events that produce inflammation.

In December 2010, we entered into an agreement with Les Laboratories Servier to jointly develop and commercialize gevokizumab in multiple indications. Under the terms of that agreement, Servier has worldwide rights to gevokizumab for cardiovascular disease and diabetes indications (cardiometabolic field) and rights outside the United States and Japan to all other indications.

On July 22, 2015, we announced the Phase 3 EYEGUARD-B study of gevokizumab in patients with Behçet’s disease uveitis did not meet the primary endpoint of time to first acute ocular exacerbation. Due to these results and belief they would be predictive of results in our other EYEGUARD studies of gevokizumab in patients with non-infectious uveitis (“NIU”), in August we announced our intention to end the EYEGUARD global Phase 3 program prior to its planned completion. Servier and we closed down the EYEGUARD clinical sites and, as anticipated, neither EYEGUARD-A nor EYEGUARD-C produced positive results.

In September 2015, Servier notified XOMA of its intention to terminate the Amended and Restated Collaboration and License Agreement, and return the worldwide gevokizumab rights to XOMA. Termination of the Agreement will be effective on March 25, 2016.

In March 2016, we announced we are closing our Phase 3 study of gevokizumab in PG.  A preliminary review of the data from the study did not show a clear signal of activity in PG.

•

Preclinical Product Pipeline:  We are pursuing additional opportunities to further broaden our preclinical product pipeline, including internal discovery programs focused on endocrine indications.  One is an anti-PTH1R program.  Hyperparathyroidism results in significant hypercalcemia causing fatigue, loss of appetite, confusion, nausea, and muscle weakness.  While most can be treated surgically, 10 percent of the patient population does not respond to surgery.  We have identified PTH1R inhibitors and are in the process of attempting to identify a lead compound to move into pre-clinical testing.  Another research program is focused on ACTH.  Inappropriate secretion of ACTH leads to excess cortisol, which can lead to Cushing's disease. We have identified potent ACTH inhibitors and are testing for in vivo activity in preclinical models.

Partnership and Licensed Products

Historically, we have provided research and development collaboration services for world-class organizations, including Novartis, Novo Nordisk and Takeda, in pursuit of new antibody products.  In more recent years, we have evolved our business focus from a service provider model to a proprietary product development model. However, we expect that we will continue to capitalize on partnered product arrangements as opportunities arise. Below is a list of such partnerships:

•

Therapeutic Antibodies with Novartis In September 2015, we entered into a license agreement with Novartis International Pharmaceutical Ltd. (“Novartis International”) for our transforming growth factor beta (TGF-beta) antibody program. Novartis International will have worldwide rights to the TGF-beta program and will be solely responsible for the development and commercialization of the antibodies. We may receive potential milestones and royalties on sales of antibody products in the future.

In November 2008, we restructured our product development collaboration with Novartis, which was entered into in 2004 with Novartis (then Chiron Corporation).  Under the restructured agreement, Novartis received control over the two ongoing programs relating to CD40 and prolactin receptor. Control of the prolactin receptor antibody program was returned to us in 2014. In September 2015, we and Novartis Vaccines and Diagnostics, Inc. (“NVDI”), executed an amendment to their Amended and Restated Research, Development and Commercialization Agreement dated July 1, 2008, as amended, relating to anti-CD40 antibodies. The parties agreed to reduce the royalty rates that we are eligible to receive on sales of Novartis’ clinical stage anti-CD40 antibodies. These royalties are tiered based on sales levels and now range from a mid-single digit percentage rate to up to a low double-digit percentage rate.

•

Therapeutic Antibodies with Novo Nordisk In December 2015, we entered into an exclusive, worldwide, royalty-bearing license with Novo Nordisk for the XMetA program of allosteric monoclonal antibodies that positively modulate the insulin receptor. Novo Nordisk will have worldwide rights to the XMetA program and will be solely responsible for the development and commercialization of antibodies and products, and we retained commercialization rights for all indications considered rare. We may receive potential milestones and royalties on sales of antibody products in the future.

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

Technologies

We have a unique set of antibody discovery, optimization and development technologies, including:

•	ADAPT™ (Antibody Discovery Advanced Platform Technologies): proprietary phage display libraries integrated with yeast and mammalian display to enable antibody discovery;
•	ModulX™: technology that enables identification of allosteric antibodies for positive or negative modulation of biological pathways; and
•	OptimX™: technologies used for optimizing biophysical properties of antibodies, including affinity, immunogenicity, stability and manufacturability.

Technology Licenses

Below is a summary of certain proprietary technologies owned by us and available for licensing to other companies:

•

Antibody Discovery Technologies: We use human antibody phage display libraries, integrated with yeast and mammalian display, which we call ADAPT™ Integrated Display, in our antibody discovery programs. We offer access to this platform, including novel phage libraries developed internally, as part of our collaboration business.  We believe access to ADAPT™ Integrated Display offers a number of benefits to us and our collaboration partners because it enables us to combine the diversity of phage libraries with accelerated discovery due to rapid immunoglobulin (“IgG”) reformatting and Fluorescence-Activated Cell Sorting (“FACS”) based screening using yeast and mammalian display. This increases the probability of technical and business success in finding rare and unique functional antibodies directed to targets of interest.

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

Targeted Affinity Enhancement™ (“TAE™”): TAE™ is a proprietary technology involving the assessment and guided substitution of amino acids in antibody variable regions, enabling efficient optimization of antibody binding affinity and selectivity.  TAE™ generates a comprehensive map of the effects of amino acid mutations in the CDR region likely to impact binding.  The technology is utilized by XOMA scientists and has been licensed to a number of our collaborators.

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

Financial and Legal Arrangements of Product Collaborations, Licensing and Other Arrangements

Collaboration and Licensing Agreements

Servier – Gevokizumab

In December 2010, we entered into a license and collaboration agreement (the “Collaboration Agreement”) with Servier to jointly develop and commercialize gevokizumab in multiple indications. Under the terms of the Collaboration Agreement, Servier obtained worldwide rights to cardiovascular disease and diabetes indications (cardiometabolic field) and rights outside the United States and Japan to all other indications, including NIU, Behçet’s disease uveitis and other inflammatory and oncology indications. XOMA retained development and commercialization rights in the United States and Japan for all indications other than cardiovascular disease and diabetes. Each party had the right in certain circumstances to pursue development in indications not specified in the agreement, and in such event, the other party had certain options to participate in such development, including reimbursement of a portion of the developing party’s expenses.

We also entered into a loan agreement with Servier (the “Servier Loan Agreement”) that provided for an advance of up to €15.0 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million at the date of funding. The loan is secured by an interest in XOMA’s intellectual property rights to all gevokizumab indications worldwide, excluding certain rights in the United States and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and is subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period was 3.22% and was reset semi-annually ranging from 2.05% to 3.83%. Interest for the six-month period from mid-January 2015 through mid-July 2015 was reset to 2.16%. Interest is payable semi-annually; however, the Servier Loan Agreement provided for a deferral of interest payments over a period specified in the agreement. During the deferral period, accrued interest was added to the outstanding principal amount for the purpose of interest calculation for the next six-month interest period. On the repayment commencement date, all unpaid and accrued interest was paid to Servier, and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. In January 2016, we paid $0.2 million in accrued interest to Servier as well as the principal amount then due as described below.

On January 9, 2015, Servier and we entered into Amendment No. 2 (“Loan Amendment”) to the Servier Loan Agreement. The Loan Agreement was initially entered into on December 30, 2010 and subsequently amended by a Consent, Transfer, Assumption and Amendment Agreement entered into as of August 12, 2013. The Loan Amendment extended the maturity date of the loan from January 13, 2016 to three tranches of principal to be repaid as follows:€3.0 million on January 15, 2016, €5.0 million on January 15, 2017, and €7.0 million on January 15, 2018. In addition, the loan becomes immediately due and payable upon certain customary events of default. At December 31, 2015, the outstanding principal balance under this loan was $16.4 million using the December 31, 2015 Exchange Rate of 1.091.

On September 28, 2015, Servier notified us of its intention to terminate the Collaboration Agreement, as amended and return the gevokizumab rights to us. The termination will be effective on March 25, 2016, and does not result in a change to the maturity date of our loan with Servier. As we will no longer be required to provide services to Servier under the Collaboration Agreement beyond the effective date, we will amortize the remaining deferred revenue through March 25, 2016. As of December 31, 2015, the deferred revenue – current associated with this collaboration was $0.6 million. All such deferred revenue is expected to be recognized in the first quarter of 2016.

NIAID

In September 2008, we were awarded a third NIAID contract for $64.8 million under Contract No. HHSN272200800028C (“NIAID 3”) to continue development of our anti-botulinum antibody product candidates, including XOMA 3AB and additional product candidates directed against the B and E toxin serotypes.  As part of the contract, we have developed, evaluated and produced the clinical supplies to support an Investigational New Drug (“IND”) application filing with the FDA for XOMA 3AB. A Phase 1 trial was completed on XOMA 3AB, with no product-related serious adverse events.  Subsequently, XOMA manufactured XOMA 3B and XOMA 3E, which are currently on stability and are in the process of IND preparation.

In October 2011, we announced we had been awarded a fourth NIAID contract for up to $28.0 million over five years under Contract No. HHSN 272201100031C (“NIAID 4”) to develop broad-spectrum antitoxins for the treatment of human botulism poisoning directed against the C and D toxin serotypes.

Takeda

In November 2006, we entered into a fully funded collaboration agreement with Takeda for therapeutic monoclonal antibody discovery and development activities under which we agreed to discover and optimize therapeutic antibodies against multiple targets selected by Takeda.  Takeda agreed to make up-front, annual maintenance and milestone payments to us, fund our research and development and manufacturing activities for preclinical and early clinical studies and pay royalties on sales of products resulting from the collaboration.  Takeda is responsible for clinical trials and commercialization of drugs after an IND submission and is granted the right to manufacture once a product enters into Phase 2 clinical trials.  We have completed a technology transfer and do not expect to perform any further research and development services under this program. From 2011 through 2015, we received milestone payments relating to one currently active program.

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

In February 2009, we expanded our existing collaboration to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems.  We may receive milestones of up to $3.3 million per discovery product candidate and low single-digit royalties on future sales of all antibody products subject to this license.  Our right to milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation by Takeda of all research and development activities with respect to all program antibodies, collaboration targets and/or collaboration products.  Our right to royalties expires on the later of 10 years from the first commercial sale of such royalty-bearing discovery product or the expiration of the last-to-expire licensed patent.

Novartis – Anti-CD40 Antibody

In November 2008, we restructured our product development collaboration with Novartis. Under the restructured agreement, Novartis made a payment to us of $6.2 million in cash and reduced our existing debt by $7.5 million; agreed to fund all future research and development expenses; agreed to pay potential milestones of up to $14.0 million and royalty rates ranging from low-double-digit to high-teen percentage rates for certain antibody products binding to CD40 or prolactin receptor antibody programs; and has provided us with options to develop or receive royalties on four additional programs. In exchange, Novartis received control over the CD40 and prolactin receptor antibody programs, as well as the right to expand the development of these programs into additional indications outside of oncology. Novartis has initiated clinical studies to test CFZ533, an anti-CD40 antibody arising from its collaboration with XOMA, in de novo renal transplantation, Primary Sjögren's Syndrome and in moderate to severe myasthenia gravis. Novartis has returned control of the prolactin receptor antibody program, XOMA 213, to us and we are evaluating options for its continued development. In 2013, we received a $7.0 million milestone relating to one currently active program. Our right to milestone payments expires at such time as no collaboration product or former collaboration product is being developed or commercialized anywhere in the world and no royalty payments on these products are due. Our right to royalty payments expires on the later of the expiration of any licensed patent covering each product or 10 years from the launch of each product.

In September 2015, we and Novartis Vaccines and Diagnostics, Inc. (“NVDI”), executed an amendment to their Amended and Restated Research, Development and Commercialization Agreement dated July 1, 2008, as amended, relating to anti-CD40 antibodies. The parties agreed to reduce the royalty rates that we are eligible to receive on sales of Novartis’ clinical stage anti-CD40 antibodies. These royalties are tiered based on sales levels and now range from a mid-single digit percentage rate to up to a low double-digit percentage rate.

In connection with the collaboration between XOMA and Novartis (then Chiron Corporation), a secured note agreement was executed in May 2005.  The note agreement is secured by our interest in the collaboration and was due and payable in full in June 2015. On June 19, 2015, we and Novartis Vaccines Diagnostics, Inc. (“NVDI”), who assumed the note agreement, agreed to extend the maturity date of our secured note agreement from June 21, 2015 to September 30, 2015, which was then subsequently extended to September 30, 2020. At December 31, 2015, the outstanding principal balance under this note agreement totaled $13.7 million and was included in our long-term portion of interest bearing obligations in our consolidated balance sheet as of December 31, 2015. Pursuant to the terms of the arrangement as restructured in November 2008, we will not make any additional borrowings on the Novartis note.

Novartis – Anti-TGFβ Antibody

In September 2015, we and Novartis International Pharmaceutical Ltd. (“Novartis International”) entered into a license agreement (the “License Agreement”) pursuant to which we granted Novartis International an exclusive, worldwide, royalty-bearing license to our anti-transforming growth factor beta (“TGF-beta”) antibody program. Under the terms of the License Agreement, Novartis International obtained worldwide rights to the TGF-beta antibody program and is solely responsible for the development and commercialization of antibodies and products containing antibodies arising from the TGF-beta antibody program.

Under the License Agreement, we received a $37 million upfront fee. We are eligible to receive up to a total of $480 million in development, regulatory and commercial milestones. We also are eligible to receive royalties on sales of licensed products, which are tiered based on sales levels and range from a mid-single digit percentage rate to up to a low double-digit percentage rate. Novartis International’s obligation to pay royalties with respect to a particular product and country will continue for the longer of the date of expiration of the last valid patent claim covering the product in that country, or ten years from the date of the first commercial sale of the product in that country.

The License Agreement contains customary termination rights relating to material breach by either party. Novartis International also has a unilateral right to terminate the License Agreement on an antibody-by-antibody and country-by-country basis or in its entirety on one hundred eighty days’ notice.

Pfizer

In August 2007, we entered into a license agreement (the “2007 Agreement”) with Pfizer Inc. (“Pfizer”) for non-exclusive, worldwide rights for our patented bacterial cell expression technology for research, development and manufacturing of antibody products. Under the terms of the 2007 Agreement, we received a license fee payment of $30.0 million in 2007.

From 2011 through 2015, we have received milestone payments, and we were also eligible for additional milestone payments and low single-digit royalties on future sales of all products subject to this license. In addition, we were also eligible to receive potential milestone payments aggregating up to $1.7 million for each additional qualifying product candidate. Our right to milestone payments would expire on the later of the expiration of the last-to-expire licensed patent or the tenth anniversary of the effective date. Our right to royalties would expire upon the expiration of the last-to-expire licensed patent.  In December 2015, we entered into a settlement and amended license agreement with Pfizer, pursuant to which we granted Pfizer a fully-paid, royalty-free, worldwide, irrevocable, non-exclusive license rights to XOMA’s patented bacterial cell expression technology for phage display and other research, development and manufacturing of antibody products for cash payment by Pfizer of $3.8 million in full satisfaction of all obligations to us under the August 27, 2007 License Agreement between XOMA Ireland Limited and Pfizer Inc, including but not limited to potential milestone, royalty and other fees under the 2007 Agreement.

In August 2005, we entered into a license agreement with Wyeth (subsequently acquired by Pfizer) for non-exclusive, worldwide rights for certain of XOMA’s patented bacterial cell expression technology for vaccine manufacturing. Under the terms of this agreement, we received a milestone payment in November 2012 relating to TRUMENBA®, a meningococcal group B vaccine marketed by Pfizer. We  receive a fraction of a percentage of sales of TRUMENBA as royalties. Our right to royalties expires on a country-by-country basis upon the later of the expiration of the last-to-expire licensed patent or 10 years from the first commercial sale of TRUMENBA.

Novo Nordisk

In December 2015, we entered into a license agreement with Novo Nordisk A/S (“Novo Nordisk ”) pursuant to which we have granted to Novo Nordisk an exclusive, world-wide, royalty-bearing license to XOMA’s XMetA program of allosteric monoclonal antibodies that positively modulate the insulin receptor (the “XMetA Program”), subject to our retained commercialization rights for rare disease indications. Novo Nordisk has an option to add these additional rights to its license upon payment of an option fee.

Novo Nordisk will have worldwide rights to the XMetA Program and will be solely responsible for its expenses for the development and commercialization of antibodies and products containing antibodies arising from the XMetA Program, subject to the our retained rights described above. We have transferred certain proprietary know-how and materials relating to the XMetA Program to Novo Nordisk. Under the agreement, we received a $5.0 million, non-creditable, non-refundable, upfront payment. Based on the achievement of pre-specified criteria, we are eligible to receive up to $290.0 million in development, regulatory and commercial milestones. We are also eligible to receive royalties on sales of licensed products, which are tiered up to a high single digit percentage rate based on sales levels. Novo Nordisk’s obligation to pay development and commercialization milestones will continue for so long as Novo Nordisk is developing or selling products under the agreement, subject to the maximum milestone payment amounts set forth above. Novo Nordisk’s obligation to pay royalties with respect to a particular product and country will continue for the longer of the date of expiration of the last valid patent claim covering the product in that country, or ten years from the date of the first commercial sale of the product in that country.

The agreement contains customary termination rights relating to material breach by either party. Novo Nordisk also has a unilateral right to terminate the agreement in its entirety on ninety (90) days’ notice.

Sale of Manufacturing Facility and Biodefense Assets

On November 4, 2015, we entered into an asset purchase agreement (the “Nanotherapeutics Purchase Agreement”) with Nanotherapeutics, pursuant to which Nanotherapeutics agreed, subject to the terms and conditions set forth in the Nanotherapeutics Purchase Agreement, to acquire our biodefense business and related assets (including, subject to regulatory approval, certain contracts with the U.S. government), and to assume certain liabilities of XOMA (the “Transaction”).  As part of the Transaction, the parties will, subject to the terms and conditions of the asset purchase agreement and the satisfaction of certain conditions, enter into an intellectual property license agreement (the “License Agreement”), pursuant to which we agree to license to Nanotherapeutics, subject to the terms and conditions set forth in the License Agreement, certain intellectual property rights related to the purchased assets. Under the License Agreement, we are eligible for up to $4.5 million of cash payments upon Nanotheraputics’ execution of a contract with the Defense Threat Reduction Agency. In addition, we are eligible to receive 15% royalties on net sales of products.

On November 5, 2015, we entered into an asset purchase agreement (the “Agenus Purchase Agreement”) with Agenus West, LLC, a wholly-owned subsidiary of Agenus Inc. (“Agenus”), pursuant to which Agenus agreed, subject to the terms and conditions set forth in the Agenus Purchase Agreement, to acquire our pilot scale manufacturing facility in Berkeley, California, together with certain related assets, including a license to certain intellectual property related to the purchased assets, and to assume certain liabilities of XOMA, in consideration for the payment to us of up to $5.0 million in cash and the issuance to us of shares of Agenus’s common stock having an aggregate value of up to $1.0 million.  The Agenus Purchase Agreement closed on December 31, 2015. At closing, we received cash of $4.7 million, net of the assumed liabilities of $0.3 million. In addition to the cash consideration, we received 109,211 shares of common stock of Agenus with an aggregate value of $0.5 million. The remaining common stock of Agenus will only be received upon our satisfaction of certain operational matters, which we may or may not be able to satisfy.

Financing Agreements

Hercules Loan and Security Agreement

In February 2015, we entered into a Loan and Security Agreement with Hercules, (the “Hercules Loan Agreement”) under which we borrowed $20.0 million. We used a portion of the proceeds received under the Hercules Loan Agreement to repay the outstanding principal, final payment fee, prepayment fee, and accrued interest of $5.5 million under our loan agreement with General Electric Capital Corporation.

The interest rate under the Hercules Loan Agreement will be calculated at a rate equal to the greater of either (i) 9.40% plus the prime rate as reported from time to time in The Wall Street Journal minus 7.25%, and (ii) 9.40%.  Payments under the Hercules Loan Agreement are interest only until one month prior to the Amortization Date, defined as July 1, 2016. The interest only period will be followed by equal monthly payments of principal and interest amortized over a 30 month schedule through the scheduled maturity date of September 1, 2018 (the “Hercules Loan Maturity Date”). The entire principal balance, including a balloon payment of principal, as applicable, will be due and payable on the Hercules Loan Maturity Date.  In addition, a final payment equal to $1.2 million will be due on the Hercules Loan Maturity Date, or such earlier date specified in the Hercules Loan Agreement. Our obligations under the Hercules Loan Agreement are secured by a security interest in substantially all of our assets, other than our intellectual property.

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

Research and Development

Our research and development expenses currently include costs of personnel, supplies, facilities and equipment, consultants, third-party costs and other expenses related to preclinical and clinical testing.  In 2015, our research and development expenses were $70.9 million, compared with $80.7 million in 2014 and $74.9 million in 2013.

Our research and development activities can be divided into those related to our internal projects and those related to collaborative and contract arrangements, which are reimbursed by our collaborators.  In 2015, research and development expenses relating to internal projects were $50.2 million, compared with $51.3 million in 2014 and $47.5 million in 2013.  In 2015, research and development expenses related to collaborative and contract arrangements were $20.6 million, compared with $29.5 million in 2014 and $27.4 million in 2013.

Competition

The biotechnology and pharmaceutical industries are subject to continuous and substantial technological change.  Competition in antibody-based technologies is intense and is expected to increase as new technologies emerge and established biotechnology firms and large chemical and pharmaceutical companies continue to advance in the field.  A number of these large pharmaceutical and chemical companies have enhanced their capabilities by entering into arrangements with or acquiring biotechnology companies or entering into business combinations with other large pharmaceutical companies.  Many of these companies have significantly greater financial resources, larger research and development and marketing staffs, and larger production facilities than ours.  Moreover, certain of these companies have extensive experience in undertaking preclinical testing and human clinical trials.  These factors may enable other companies to develop products and processes competitive with or superior to ours.  In addition, a significant amount of research in biotechnology is being carried out in universities and other non-profit research organizations.  These entities are becoming increasingly interested in the commercial value of their work and may become more aggressive in seeking patent protection and licensing arrangements.  Furthermore, many companies and universities tend not to announce or disclose important discoveries or development programs until their patent position is secure or, for other reasons, later.  As a result, we may not be able to track development of competitive products, particularly at the early stages.  There can be no assurance that developments by others will not render our products or technologies obsolete or uncompetitive.

Without limiting the foregoing, we are aware of the following competitors for the product and candidate shown in the table below.  This table is not intended to be representative of all existing competitors in the market:

Product/Candidate	Competitors
XOMA 358	Biodel Inc S-cubed Limited Xeris Pharmaceuticals

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

The necessary steps before a new biopharmaceutical product may be sold in the United States ordinarily include:

•	preclinical in vitro and in vivo tests, which must comply with Good Laboratory Practices (“GLP”);
•	submission to the FDA of an IND which must become effective before clinical trials may commence, and which must be updated annually with a report on development;
•	completion of adequate and well controlled human clinical trials to establish the safety and efficacy of the product candidate for its intended use;
•	submission to the FDA of a biologic license application (“BLA”), which must often be accompanied by payment of a substantial user fee;
•

FDA pre-approval inspection of manufacturing facilities for current Good Manufacturing Practices, or GMP, compliance and FDA inspection of select clinical trial sites for Good Clinical Practice (“GCP”), compliance; and

•	FDA review and approval of the BLA and product prescribing information prior to any commercial sale.

The results of preclinical tests (which include laboratory evaluation as well as preclinical GLP studies to evaluate toxicity) for a particular product candidate, together with related manufacturing information and analytical data, are submitted as part of an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. IND submissions may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board (“IRB”), for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP regulations and regulations for informed consent and privacy of individually identifiable information.

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

Orphan drugs are those intended for use in rare diseases or conditions.  As a result of the high cost of development and the low return on investment for rare diseases, certain governments provide regulatory and commercial incentives for the development of drugs for small disease populations.  In the United States, the term ‘‘rare disease or condition’’ means any disease or condition that affects fewer than 200,000 people in the United States.  Applications for U.S. orphan drug status are evaluated and granted by the Office of Orphan Products Development (“OOPD”) of the FDA and must be requested before submitting a BLA.  In the United States, orphan drugs are subject to the standard regulatory process for marketing approval but are exempt from the payment of user fees for licensure, may receive market exclusivity for a period of seven years and some tax benefits, and are eligible for OOPD grants.  If a product with orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means the FDA may not approve any other applications to market the same drug or biological product for the same indication, except in very limited circumstances, for seven years. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug or biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity.

Products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including manufacture, labeling, advertising, distribution, promotion, recordkeeping, annual product quality review and reporting requirements. Adverse event experience with the product must be reported to the FDA in a timely fashion and pharmacovigilance programs to proactively look for these adverse events are mandated by the FDA. Manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Following such inspections, the FDA may issue notices on Form 483 and Warning Letters that could cause us to modify certain activities. A Form 483 notice, if issued at the conclusion of an FDA inspection, can list conditions the FDA investigators believe may have violated cGMP or other FDA regulations or guidance. Failure to adequately and promptly correct the observations(s) can result in further regulatory enforcement action. In addition to Form 483 notices and Warning Letters, failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, not approve our products, and require us to recall a product from distribution or withdraw approval of the BLA for that product. Failure to comply with ongoing regulatory obligations can result in delay of approval or Warning Letters, product seizures, criminal penalties, and withdrawal of approved products, among other enforcement remedies.

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

On January 6, 2015 we were awarded U.S. Patent No. 8,926,976 covering insulin receptor-activating antibodies having the functional properties of the lead antibody in our XMetA program, subsequently licensed to Novo Nordisk. On December 17, 2015 the European Patent Office issued a decision to grant European Patent 2 480 254 covering insulin receptor-activating antibodies having the functional properties of XOMA 358, the lead antibody in XOMA’s XMetD program. Additional patent applications covering our insulin receptor antibody programs are pending in the U.S. and certain other countries.

We have exclusive worldwide rights to a family of patents relating to our prolactin receptor antibody program, XOMA 213, following return of the program by Novartis. Issued patents in the family include US Patent No. 7,867,493 and EP 2 059 535.

We have established a portfolio of patents in the United States, Europe and certain other countries for our gevokizumab program.  U.S. Patent Nos. 7,531,166 (which expires in 2027) and 7,582,742 cover gevokizumab and other antibodies and antibody fragments with similar binding properties for IL-1 beta, as well as nucleic acids, expression vectors and production cell lines for the manufacture of such antibodies and antibody fragments. US Patent No. 9,206,252 relates to pharmaceutical compositions of gevokizumab and other antibodies and antibody fragments with similar binding properties for IL-1 beta.  U.S. Patent Nos. 7,744,865, 7,744,866 and 7,943,121 relate to additional IL-1 beta binding antibodies and binding fragments.  U.S. Patent Nos. 7,695,718, 8,101,166, 8,586,036, 8,545,846, 8,377,429 and 9,163,082 relate to methods of treating Type 2 diabetes or Type 2 diabetes-induced diseases or conditions with high affinity antibodies and antibody fragments that bind to IL-1 beta, including gevokizumab.  U.S. Patent No. 8,637,029 relates to methods of treating gout with certain doses of IL-1 beta binding antibodies or binding fragments. U.S. Patent No. 7,695,717 relates to methods of treating certain IL-1 related inflammatory diseases, including rheumatoid arthritis and osteoarthritis, with gevokizumab and other antibodies and antibody fragments with similar binding properties for IL-1 beta.  U.S. Patent No. 7,829,093 relates to methods of treating diabetes mellitus (“Type 1”) with gevokizumab or other IL-1 beta antibodies and fragments having similar binding properties.  U.S. Patent No. 7,829,094 relates to methods of treating certain cancers with gevokizumab or other IL-1 beta antibodies and fragments having similar binding properties, with the cancer being selected from multiple myeloma, acute myelogenous leukemia and chronic myelogenous leukemia. U.S. Patent No. 7,988,968 relates to methods of treating certain IL-1 beta related coronary conditions, including myocardial infarction, with gevokizumab or other IL-1 beta antibodies and fragments having similar binding properties.  U.S. Patent No. 8,377,442 relates to methods of treating certain IL-1 beta related conditions, including inflammatory eye disease or uveitis, with gevokizumab or other IL-1 beta antibodies and fragments having similar binding properties. U.S. Patent Nos. 8,551,487 and 9,139,646 relate to methods of treating refractory uveitis with IL-1 beta binding antibodies and binding fragments. Also, patents have been granted by the European Patent Office and certain other countries for gevokizumab, as well as nucleic acids, expression vectors and production cell lines for the manufacture of gevokizumab.

In October 2015, we announced that we had exclusively licensed the global development and commercialization rights to our TGFβ antibody program to Novartis. The licensed intellectual property includes US Patent Nos. 8,569,464 and 9,145,458 covering XOMA’s lead TGFβ antibodies and methods of use thereof.

We established a portfolio of patents related to our bacterial expression technology, including claims to methods for expression and secretion of recombinant proteins from bacteria, including immunoglobulin gene products, and improved methods and cells for expression of recombinant protein products. We have granted more than 60 licenses to biotechnology and pharmaceutical companies to use the Company’s patented and proprietary technologies relating to bacterial expression of recombinant pharmaceutical products. The last-to-expire patent licensed under the majority of these license agreements is Canadian patent 1,341,235, which is expected to expire in May 2018.

In addition, we have developed a portfolio of patents and applications related to improvements to our bacterial expression technology, and to our display libraries. U.S. Patent Nos. 7,094,579, 7,396,661, 7,972,811, 7,977,068 and 8,476,040 relate to particular eukaryotic signal sequences and their use in methods for prokaryotic expression of polypeptides and for preparing polypeptide display libraries.  WO 2012/106615 relates to the use of cytoplasmic fkpA and skp chaperones to enhance recombinant protein expression in bacteria. U.S. Patent Nos. 8,546,307 and 8,546,308 relate to novel triple tag sequences, phage display antibody libraries with such sequences, and methods of screening the libraries. WO 2011/038301 relates to novel methods of screening for kinetic modulating antibodies and WO 2012/092323 relates to display of antibodies or antibody fragments using a PDZ domain display system.

We also have established a portfolio of patents related to our mammalian expression technology, including U.S. Patent Nos. 7,192,737, 7,993,915, 7,794,976 and 8,497,096, which relate to methods of producing recombinant proteins using particular vectors, including expression vectors comprising multiple copies of a transcription unit encoding a polypeptide separated by at least one selective marker gene.

We have been granted patents related to our Targeted Affinity Enhancement (TAE)™ technology, including U.S. Patent No. 9,102,711 and EP 2 242 843 directed to methods of mutating nucleic acids using certain primer sets.

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

Financial Information about Geographic Areas

We believe, because the pharmaceutical industry is global in nature, international activities will be a significant part of our future business activities, and when and if we are able to generate income, a portion of that income may be derived from product sales and other activities outside the United States.  One of our strategic goals is to establish XOMA as a commercial organization in the United States.

We have determined that we operate in one business segment as we only report operating results on an aggregate basis to the chief operating decision maker of the XOMA Corporation. Our property and equipment is held primarily in the United States.

Financial information regarding the geographic areas in which we operate and segment information is included in Note 14 to the December 31, 2015, Financial Statements: Concentration of Risk, Segment and Geographic Information.

Concentration of Risk

In 2015, Novartis International accounted for 67 percent of our total revenue. NIAID and Servier accounted for 51 percent and 28 percent, respectively, of our total revenue in 2014. Servier, NIAID and Novartis accounted for 43 percent, 26 percent, and 20 percent respectively, of our total revenue in 2013. At December 31, 2015, Five Prime, NIAID, Servier and Centocor accounted for 39 percent, 25 percent, 18 percent and 10 percent, respectively, of the accounts receivable balance. NIAID, Servier and Oncobiologics accounted for 44 percent, 34 percent and 12 percent, respectively, of our total accounts receivable balance at December 31, 2014. None of these parties represent a related party to XOMA and the loss of one or more of these customers could have a material effect on our business and financial condition.

Employees

As of March 7, 2016, we employed 86 full-time employees at our facilities, principally in Berkeley, California, none of whom are unionized. Our employees primarily are engaged in clinical, process development, research and product development, and in executive, business development, finance and administrative positions.

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

Risks Related to our Financial Results and Capital Requirements

We have sustained losses in the past, and we expect to sustain losses in the foreseeable future.

We have been and are developing numerous product candidates, and as a result have experienced significant losses. As of December 31, 2015, we had an accumulated deficit of $1.1 billion.

For the year ended December 31, 2015, we had a net loss of approximately $20.6 million and for the year ended December 31, 2014, we had a net loss of approximately $38.3 million.

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

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. Our product candidates are still being developed, and we do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs. To date, we have financed our operations primarily through the sale of equity securities and debt, and collaboration and licensing arrangements. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we continue our research and development activities for our product candidates. If our product candidates are not successfully developed or commercialized, or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our ability to achieve profitability is dependent in large part on the success of our development programs, obtaining regulatory approval for our product candidates and licensing certain of our preclinical compounds, all of which are uncertain. Our success is also dependent on obtaining regulatory approval to market our product candidates through current and future collaborations, which may not materialize or prove to be successful.

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

Based on our cash, cash equivalents and marketable securities of $66.3 million at December 31, 2015, anticipated spending levels, anticipated cash inflows from collaborations, licensing transactions, funding availability included under our loan agreements, and other sources of funding that we believe to be available, we anticipate that we will have adequate capital to fund operations through at least December 31, 2016. Any significant revenue shortfalls, increases in planned spending on development programs, more rapid progress of development programs than anticipated, or the initiation of new clinical trials, as well as the unavailability of anticipated sources of funding, could shorten this period or otherwise have a material adverse impact on our ability to finance our continued operations. Progress or setbacks by potentially competing products also may affect our ability to raise new funding on acceptable terms.

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

We may not realize the expected benefits of our cost-saving initiatives.

Reducing costs is a key element of our current business strategy. On August 21, 2015, we, in connection with our efforts to lower operating expenses and preserve capital while continuing to focus on our product pipeline, implemented a workforce reduction, which led to the termination of 38 employees and the elimination of 20 open positions.  We terminated an additional five employees on September 29, 2015 and an additional nine employees on October 20, 2015.

We recorded an aggregate restructuring charge of approximately $2.9 million related to severance, other termination benefits and outplacement services in connection with the workforce reduction. In addition, we recognized an additional restructuring charge of $0.8 million in total contract termination costs in the second half of 2015, which primarily include costs in connection with the discontinuation of the EYEGUARD studies.

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

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), we experienced ownership changes in 2009 and 2012, which substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year. As of December 31, 2015, we have excluded the NOLs and research and development credits that will expire as a result of the annual limitations. To the extent that we do not utilize our carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will also expire unused. As a result of changes in our stockholder base during the third quarter of 2015, based on an initial analysis of available data, we concluded that an ownership change under Section 382 has not occurred beyond the ownership changes in 2009 and 2012.  Accordingly, our utilization of the 2012 post-change net operating loss and credit carry-forwards should not be limited.

Risks Related to the Development and Commercialization of our Current and Future Product Candidates

If our therapeutic product candidates do not receive regulatory approval, we will be unable to market them.

Our product candidates (including XOMA 358) cannot be manufactured and marketed in the United States or any other countries without required regulatory approvals. The U.S. government and governments of other countries extensively regulate many aspects of our product candidates, including:

•	clinical development and testing;
•	manufacturing;
•	labeling;
•	storage;
•	record keeping;
•	promotion and marketing; and
•	importing and exporting.

In the United States, the Food and Drug Administration (“FDA”) regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe many of our product candidates (including XOMA 358) will be regulated by the FDA as biologics. Initiation of clinical trials requires approval by health authorities. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with FDA and International Conference on Harmonization Good Clinical Practices and the European Clinical Trials Directive, as applicable, under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Other national, foreign and local regulations also may apply. The developer of the drug must provide information relating to the characterization and controls of the product before administration to the patients participating in the clinical trials. This requires developing approved assays of the product to test before administration to the patient and during the conduct of the trial. In addition, developers of pharmaceutical products must provide periodic data regarding clinical trials to the FDA and other health authorities, and these health authorities may issue a clinical hold upon a trial if they do not believe, or cannot confirm, that the trial can be conducted without unreasonable risk to the trial participants. Based on our interactions with the FDA, XOMA 358 clinical testing is currently limited to single-dose studies in adults.  Data has been generated which will be submitted to request expanded testing as part of our clinical development plan.  We cannot assure you that U.S. and foreign health authorities will not issue a clinical hold with respect to any of our clinical trials in the future.

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

Drug development has inherent risk, and we are required to demonstrate through adequate and well-controlled clinical trials that our product candidates are effective, with a favorable benefit-risk profile for use in their target profiles before we can seek regulatory approvals for their commercial use. It is possible we may never receive regulatory approval for any of our product candidates. Even if a product candidate receives regulatory approval, the resulting product may not gain market acceptance among physicians, patients, healthcare payors and the medical community. In March 2011, we announced our 421-patient Phase 2b trial of gevokizumab in Type 2 diabetes did not achieve the primary endpoint of reduction in hemoglobin A1c (“HbA1c”) after six monthly treatments with gevokizumab compared to placebo. In June 2011, we announced top-line trial results from our six-month 74-patient Phase 2a trial of gevokizumab in Type 2 diabetes, and there were no differences in glycemic control between the drug and placebo groups as measured by HbA1c levels. In March 2014, we reported that despite early positive results in our gevokizumab proof-of-concept study in patients with erosive osteoarthritis of the hand (“EOA”) and elevated C-reactive protein, the top-line data at Day 168 in that study, as well as data at Day 84 in patients with EOA and non-elevated CRP, were not positive. In July 2015, we announced that Servier’s EYEGUARD-B Phase 3 study of gevokizumab in patients with Behçet’s disease uveitis did not meet its primary endpoint.  In addition, neither EYEGUARD-A nor EYEGUARD-C produced positive results.  In March 2016, we decided to close our Phase 3 studies of gevokizumab in pyoderma gangrenosum.  A preliminary review of the available data did not show a clear signal of activity in PG.

Many of our product candidates, including XOMA 358, require significant additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy and expensive, often taking a number of years. As clinical results frequently are susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly. As a result, it is uncertain whether:

•	our future filings will be delayed;
•	our preclinical and clinical studies will be successful;
•	we will be successful in generating viable product candidates;
•	we will be able to provide necessary data;
•	results of future clinical trials will justify further development; or
•	we ultimately will achieve regulatory approval for our product candidates.

The timing of the commencement, continuation and completion of clinical trials may be subject to significant delays relating to various causes, including failure to complete preclinical testing and earlier-stage clinical trials in a timely manner, engaging contract research organizations and other service providers, scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria and shortages of available drug supply. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. Regardless of the initial size or relative complexity of a clinical trial, the costs of such trial may be higher than expected due to increases in duration or size of the trial, changes in the protocol pursuant to which the trial is being conducted, additional or special requirements of one or more of the healthcare centers where the trial is being conducted, or changes in the regulatory requirements applicable to the trial or in the standards or guidelines for approval of the product candidate being tested or for other unforeseen reasons. In addition, we conduct clinical trials in foreign countries, which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign clinical research organizations, and may expose us to risks associated with foreign currency transactions insofar as we might desire to use U.S. Dollars to make contract payments denominated in the foreign currency where the trial is being conducted.

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

The examples below pertain to competitive events in the market, but are not intended to be representative of all existing competitive events.

We are developing XOMA 358, a fully human negative allosteric modulating insulin receptor antibody, as a novel treatment for non-drug-induced, endogenous hyperinsulinemic hypoglycemia (low blood glucose caused by excessive insulin produced by the body). Certain other companies are developing products based on improved versions of glucagon, a hormone naturally secreted by the pancreas that counteracts the effects of insulin by raising blood glucose levels.

•

Biodel Inc. is developing a formulation of glucagon designed to remain stable in solution for a longer period than existing commercial formulations. FDA has granted orphan drug designation for Biodel's glucagon for the prevention of hypoglycemia in the CHI population

•

S-cubed Limited is developing a synthetic form of glucagon. It is expected to be given under the skin using a special infusion pump. The European Medicines Agency (“EMA”) has granted orphan drug designation for S-cubed glucagon for the treatment of CHI patients.

•

Xeris Pharmaceuticals is developing a soluble glucagon. The FDA and EMA have granted orphan drug designation for Xeris' soluble glucagon for the prevention of severe, persistent hypoglycemia in patients with CHI.

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

Because of the length of time and the expense associated with bringing new products to the marketplace, we and our collaboration and development partners hold and are in the process of applying for a number of patents in the United States and abroad to protect our product candidates and important processes and also have obtained or have the right to obtain exclusive licenses to certain patents and applications filed by others. However, the mere issuance of a patent is not conclusive as to its validity or its enforceability. The U.S. Federal Courts, the U.S. Patent & Trademark Office or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. The America Invents Act introduced post-grant review procedures subjecting U.S. patents to post-grant review procedures similar to European oppositions. U.S. patents owned or licensed by us may therefore be subject to post-grant review procedures, as well as other forms of review and re-examination. A decision in such proceedings adverse to our interests could result in the loss of valuable patent rights which would have a material adverse effect on our business. In addition, the laws of foreign countries may not protect our intellectual property rights effectively or to the same extent as the laws of the United States. If our intellectual property rights are not protected adequately, we may not be able to commercialize our technologies, products, or services, and our competitors could commercialize our technologies, which could result in a decrease in our sales and market share that would harm our business and operating results. Specifically, the patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions. The legal standards governing the validity of biotechnology patents are in transition, and current defenses as to issued biotechnology patents may not be adequate in the future. Accordingly, there is uncertainty as to:

•

whether any pending or future patent applications held by us will result in an issued patent, or whether issued patents will provide meaningful protection against competitors or competitive technologies;

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

We established a portfolio of patents, both United States and foreign, related to our bacterial cell expression technology, including claims to novel promoter sequences, secretion signal sequences, compositions and methods for expression and secretion of recombinant proteins from bacteria, including immunoglobulin gene products. Most of the more important licensed European patents in our bacterial cell expression patent portfolio expired in July 2008 or earlier. The last of the more important licensed United States patents in our bacterial cell expression (“BCE”) patent portfolio expired in December 2014. The last-to-expire patent licensed under the majority of our BCE license agreements is Canadian patent 1,341,235, which is expected to expire in May 2018.

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

Risks Related to Government Regulation

We may not obtain orphan drug exclusivity, or we may not receive the full benefit of orphan drug exclusivity even if we obtain such exclusivity.

The FDA has awarded orphan drug status for XOMA 358 for congenital hyperinsulinism. Under the Orphan Drug Act, the first company to receive FDA approval for a drug for the designated orphan drug indication will obtain seven years of marketing exclusivity, during which time the FDA may not approve another company’s application for the same drug for the same orphan indication unless the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Even though we have obtained orphan drug designation for certain product candidates for certain indications and even if we obtain orphan drug designation for our future product candidates or for other indications, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval of our product candidates for any particular orphan indication, or we may not obtain approval for an indication for which we have obtained orphan drug designation. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not protect the product effectively from competition because different drugs can be approved for the same indication. Even after an orphan drug is approved, the FDA can subsequently approve another drug for the same orphan indication if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

Even after FDA approval, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be removed voluntarily from the market.

Even if we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory oversight and review by the FDA and other regulatory entities. The FDA, the EMA, or another regulatory agency may impose, as a condition of the approval, ongoing requirements for post-approval studies or post-approval obligations, including additional research and development and clinical trials, and the FDA, EMA or other regulatory agency subsequently may withdraw approval based on these additional trials.

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

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products, if approved, profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

We expect that the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively the “ACA”), as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product. An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers, reduce product utilization and adversely affect our business and results of operations. Moreover, certain politicians, including presidential candidates, have announced plans to regulate the prices of pharmaceutical products. We cannot know what form any such legislation may take or the market’s perception of how such legislation would affect us. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current product candidates and/or those for which we may receive regulatory approval in the future.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians. The ACA, among other things, imposed new requirements on manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

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

Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. The ACA also make several important changes to the federal Anti-Kickback Statute, false claims laws, and health care fraud statute by weakening the intent requirement under the anti-kickback and health care fraud statutes that may make it easier for the government, or whistleblowers to charge such fraud and abuse violations. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes.

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

Risks Related to Our Reliance on Third Parties

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

Our financial resources and our marketing experience and expertise are limited. Consequently, our ability to develop products successfully depends, to a large extent, upon securing the financial resources and/or marketing capabilities of third parties. For example, we have licensed our bacterial cell expression technology, a set of enabling technologies used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 60 companies. As of March 7, 2016, we were aware of three products manufactured using this technology that have received FDA approval: Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular wet age-related macular degeneration, Macular Edema Following Vein Occulsion, Diabetic Macular Edema, and Diabetic Retinopathy in patients with Diabetic Macular Edema; UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis; and Pfizer’s TRUMENBA®, a meningococcal group B vaccine. In the third quarter of 2009, we sold our LUCENTIS royalty interest to Genentech, andin the third quarter of 2010, we sold our CIMZIA royalty interest. We are receiving a fraction of a percentage royalty on sales of TRUMENBA.

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

In December of 2015, we completed the sale of our manufacturing facility to Agenus and we are now almost completely reliant on third parties to produce material for preclinical work, clinical trials, and commercial product.

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

We license technologies from third parties. These technologies include but are not limited to phage display technologies licensed to us in connection with our bacterial cell expression technology licensing program and antibody products. However, our use of these technologies is limited by certain contractual provisions in the licenses relating to them, and although we have obtained numerous licenses, intellectual property rights in the area of phage display are particularly complex. If the owners of the patent rights underlying the technologies that we license do not properly maintain or enforce those patents, our competitive position and business prospects could be harmed. If we are unable to maintain our licenses, patents or other intellectual property we could lose important protections that are material to continuing our operations and for future prospects. They may determine not to pursue litigation against other companies that are infringing these patents, or they may pursue such litigation less aggressively than we would. Our licensors also may seek to terminate our license, which could cause us to lose the right to use the licensed intellectual property and adversely affect our ability to commercialize our technologies, products or services.

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

Risks Related to an Investment in Our Common Stock

Our share price may be volatile, and there may not be an active trading market for our common stock.

There can be no assurance the market price of our common stock will not decline below its present market price or there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2015, through March 7, 2016, the share price of our common stock has ranged from a high of $4.93 to a low of $0.69. Factors contributing to such volatility include, but are not limited to:

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, including pursuant to our At Market Issuance Sales Agreement (“ATM”) with Cowen and Company, LLC, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which none were issued and outstanding as of March 7, 2016, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock.  In addition, we are authorized to issue, generally without stockholder approval, up to 277,333,332 shares of common stock, of which 119,615,729 were issued and outstanding as of March 7, 2016. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

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

We may sell additional equity or debt securities to fund our operations, which may result in dilution to our stockholders and impose restrictions on our business.

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, including under our ATM with Cowen and Company, LLC, which would result in dilution to our stockholders or impose restrictive covenants that may adversely impact our business. The sale of additional equity or convertible debt securities would result in the issuance of additional shares of our capital stock and dilution to all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

If we fail to meet continued listing standards of NASDAQ, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock is currently traded on the Nasdaq Global Market tier of the Nasdaq Stock Market  (“NASDAQ”).  NASDAQ has requirements that a company must meet in order to remain listed on NASDAQ. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock. As previously disclosed in our filings with the SEC on September 4, 2015, we received a letter from the staff (the “Staff”) of NASDAQ on September 4, 2015, providing notification that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing under NASDAQ’s Listing Rule 5450(a)(1), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”).  On November 2, 2015, the Staff notified us that it had determined that for the last 10 consecutive business days, from October 19, 2015 to October 30, 2015, the closing bid of our common stock had been at or above the minimum $1.00 per share price. Accordingly, we have regained compliance with the Minimum Bid Price Requirement and this matter is now closed. In February 2016 and March 2016, our stock has closed below the minimum $1.00 per share.  There can be no assurance that we will continue to meet the Minimum Bid Price Requirement, or any other requirement in the future. If we fail to meet the Minimum Bid Price Requirement, NASDAQ may initiate the delisting process with another notification letter.  If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

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

Risks Related to Employees, Location, Data Integrity, and Litigation

The loss of key personnel, including our Chief Executive Officer, could delay or prevent achieving our objectives.

Our research, product development and business efforts could be affected adversely by the loss of one or more key members of our scientific or management staff, particularly our executive officers: John Varian, our Chief Executive Officer; Patrick J. Scannon, M.D., Ph.D., our Executive Vice President and Chief Scientific Officer; Paul D. Rubin, M.D., our Senior Vice President, Research and Development and Chief Medical Officer; James R. Neal, our Senior Vice President and Chief Operating Officer; and Thomas Burns, our Vice President, Finance and Chief Financial Officer. We currently do not have key person insurance on any of our employees.

Because we are a relatively small biopharmaceutical company with limited resources, we may not be able to attract and retain qualified personnel.

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. After a series of restructuring activities and asset sales during 2015, we had approximately 86 employees as of March 7, 2016.  We may require additional experienced executive, accounting, research and development, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

Calamities, power shortages or power interruptions at our Berkeley headquarters and research laboratories could disrupt our business and adversely affect our operations.

Our principal operations are located in Northern California, including our corporate headquarters and research laboratories in Berkeley, California. This location is in an area of seismic activity near active earthquake faults. Any earthquake, terrorist attack, fire, power shortage or other calamity affecting our facilities may disrupt our business and could have material adverse effect on our business and results of operations.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our current and any future collaborators, licensees, suppliers, contractors and consultants are vulnerable to damage from cyber−attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We could experience failures in our information systems and computer servers, which could be the result of a cyber−attack and could result in an interruption of our normal business operations and require substantial expenditure of financial and administrative resources to remedy. System failures, accidents or security breaches can cause interruptions in our operations and can result in a material disruption of our development programs and other business operations. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Similarly, we rely on third parties to supply components for and manufacture our products and product candidates, and conduct clinical trials of our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of any of our other product candidates could be delayed or otherwise adversely affected.

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

We and certain of our officers and directors have been named as defendants in shareholder lawsuits. These lawsuits, and potential similar or related lawsuits, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations.

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

On July 24, 2015, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Markette v. XOMA Corp., et al. (Case No. 3:15-cv-3425-HSG) naming as defendants us and certain of our officers.  The complaint asserts that all defendants violated Section 10(b) of the the Exchange Act and SEC Rule 10b-5, by making materially false or misleading statements regarding the Company’s EYEGUARD-B study between November 6, 2014 and July 21, 2015. The plaintiff also alleges that certain of our officers violated Section 20(a) of the Exchange Act.  The plaintiff seeks class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. We are awaiting the appointment of a lead plaintiff by the Court.  We believe the allegations have no merit and we intend to vigorously defend against the claims.

On October 1, 2015, a stockholder purporting to act on our behalf, filed a derivative lawsuit in the Superior Court of California for the County of Alameda, purportedly asserting claims on behalf of the Company against certain of our officers and the members of our board of directors, captioned Silva v. Scannon, et al. (Case No. RG15787990).  The lawsuit asserts claims for breach of fiduciary duty, corporate waste and unjust enrichment based on the dissemination of allegedly false and misleading statements related to the Company’s EYEGUARD-B study.  The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. This action is currently stayed pending further developments in the securities class action.  Management believes the allegations have no merit and intends to vigorously defend against the claims.

On November 16, and November 25, 2015, two derivative lawsuits were filed purportedly on our behalf in the United States District Court for the Northern District of California, captioned Fieser v. Van Ness, et al. (Case No. 4:15-CV-05236-HSG) and Csoka v. Varian, et al. (Case No. 3:15-cv-05429-SI), against certain of our officers and the members of our board of directors.  The lawsuits assert claims for breach of fiduciary duty and other violations of law based on the dissemination of allegedly false and misleading statements related to the our EYEGUARD-B study.  Plaintiffs seek unspecified monetary damages and other relief including reforms and improvements to our corporate governance and internal procedures. Our response to the Fieser complaint is currently due on April 4, 2016. Our response to the Csoka Complaint is currently due on April 18, 2016. Management believes the allegations have no merit and intend to vigorously defend against the claims.

It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. These and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of these lawsuits are necessarily uncertain. We could be forced to expend significant resources in the defense of these suits and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with these lawsuits. We currently are not able to estimate the possible cost to us from these lawsuits, as they are currently at an early stage, and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserve for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position.

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

Our corporate headquarters and research laboratories are located in Berkeley and Emeryville, California. We currently lease three buildings that house our office space and research and development laboratories. Our building leases expire in the period from 2021 to 2023, and total minimum lease payments due from January 2016 until expiration of the leases is $26.0 million. We have the option to renew our lease agreements for periods ranging from three to ten years.

Item 3.	Legal Proceedings

On July 24, 2015, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California captioned Markette v. XOMA Corp., et al. (Case No. 3:15-cv-3425-HSG) against us, our Chief Executive Officer and our Chief Medical Officer.  The complaint asserts that all defendants violated Section 10(b) the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5, by making materially false or misleading statements regarding the Company’s EYEGUARD-B study between November 6, 2014 and July 21, 2015. The plaintiff also alleges that Messrs. Varian and Rubin violated Section 20(a) of the Exchange Act.  The plaintiff seeks class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. We are awaiting the appointment of a lead plaintiff by the Court. Based on a review of the allegations, the Company believes that the plaintiff’s allegations are without merit, and intends to vigorously defend against the claims.

On October 1, 2015, a stockholder purporting to act on our behalf, filed a derivative lawsuit in the Superior Court of California for the County of Alameda, purportedly asserting claims on behalf of the Company against certain of our officers and the members of our board of directors, captioned Silva v. Scannon, et al. (Case No. RG15787990). The lawsuit asserts claims for breach of fiduciary duty, corporate waste and unjust enrichment based on the dissemination of allegedly false and misleading statements related to the Company’s EYEGUARD-B study.  The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. This action is currently stayed pending further developments in the securities class action Management believes the allegations have no merit and intends to vigorously defend against the claims.

On November 16, and November 25, 2015, two derivative lawsuits were filed purportedly on our behalf in the United States District Court for the Northern District of California, captioned Fieser v. Van Ness, et al. (Case No. 4:15-CV-05236-HSG) and Csoka v. Varian, et al. (Case No. 3:15-cv-05429-SI), against certain of our officers and the members of our board of directors.  The lawsuits assert claims for breach of fiduciary duty and other violations of law based on the dissemination of allegedly false and misleading statements related to the Company’s EYEGUARD-B study.  Plaintiffs seek unspecified monetary damages and other relief including reforms and improvements to our corporate governance and internal procedures. Our response to the Fieser complaint is currently due on April 4, 2016. Our response to the Csoka Complaint is currently due on April 18, 2016. Management believes the allegations have no merit and intend to vigorously defend against the claims.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock trades on The Nasdaq Global Market tier of the Nasdaq Stock Market (“NASDAQ”) under the symbol “XOMA.” The following table sets forth the quarterly range of high and low reported sale prices of our common stock on NASDAQ for the periods indicated:

	Price Range
	High	Low
2015
First Quarter	$4.33	$3.22
Second Quarter	$4.41	$2.92
Third Quarter	$4.93	$0.69
Fourth Quarter	$2.03	$0.90

2014
First Quarter	$9.57	$4.77
Second Quarter	$5.54	$3.42
Third Quarter	$4.95	$3.66
Fourth Quarter	$5.95	$3.50

On March 7, 2016, there were 832 stockholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”).  All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividend Policy

We have not paid dividends on our common stock. We currently intend to retain any earnings for use in the development and expansion of our business. We, therefore, do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our loan agreement with Hercules generally restricts the declaration and payment of cash dividends.

Recent Sales of Unregistered Securities

Except as previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the Securities and Exchange Commission, or SEC, during the year ended December 31, 2015, there were no unregistered sales of equity securities by us during the year ended December 31, 2015.

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

As of December 31,	XOMA Corporation	Nasdaq Composite Index	AMEX Biotechnology Index
2010	$100.00	$100.00	$100.00
2011	$22.42	$98.20	$84.11
2012	$46.78	$113.82	$119.22
2013	$131.19	$157.44	$179.59
2014	$69.98	$178.53	$265.03
2015	$25.93	$188.75	$293.92

Item 6.	Selected Financial Data

The following table contains our selected financial information including consolidated statement of operations and consolidated balance sheet data for the years 2011 through 2015. The selected financial information has been derived from our audited consolidated financial statements. The selected financial information should be read in conjunction with Item 8: Financial Statements and Supplementary Data and Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report. The data set forth below is not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data
Total revenues	$55,447	$18,866	$35,451	$33,782	$58,196
Restructuring costs	3,699	84	328	5,074	—
Operating costs and expenses	91,472	100,614	93,328	85,332	92,151
Loss from operations	(39,724)	(81,832)	(58,205)	(56,624)	(33,955)
Other income (expense), net (1)	19,118	43,531	(65,867)	(14,515)	1,227
Loss before taxes	(20,606)	(38,301)	(124,072)	(71,139)	(32,728)
Income tax benefit (expense), net	—	—	14	74	(15)
Net loss	$(20,606)	$(38,301)	$(124,058)	$(71,065)	$(32,743)
Basic net loss per share of common stock	$(0.17)	$(0.36)	$(1.43)	$(1.10)	$(1.04)
Diluted net loss per share of common stock	$(0.17)	$(0.67)	$(1.43)	$(1.10)	$(1.04)

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$65,767	$78,445	$101,659	$45,345	$48,344
Marketable securities	$496	$—	$19,990	$39,987	$—
Current assets	$72,219	$83,613	$127,060	$95,837	$62,695
Working capital	$48,924	$47,367	$97,415	$72,004	$42,064
Total assets	$74,880	$89,402	$134,782	$105,676	$78,036
Current liabilities	$23,295	$36,246	$29,645	$23,833	$20,631
Long-term liabilities (2)	$53,894	$50,057	$109,124	$60,376	$42,394
Redeemable convertible preferred stock, at par value	$—	$—	$—	$—	$—
Accumulated deficit	$(1,140,083)	$(1,119,477)	$(1,081,176)	$(957,118)	$(886,053)
Total stockholders' (deficit) equity	$(2,309)	$3,099	$(3,987)	$21,467	$15,011

We have paid no dividends in the past five years.

(1)

2015, 2014 and 2013 and 2012 include $17.8 million, $45.8 million, ($61.0) million and ($9.2) million, respectively, related to the revaluation of contingent warrant liabilities issued in connection with equity financings in June 2009, February 2010, March 2012 and December 2014. All outstanding warrants issued in June 2009 and February 2010 expired in June 2014 and February 2015, respectively.

(2)

2015, 2014 2013 and 2012 include $10.5 million, $31.8 million, $69.9 million and $15.0 million, respectively, related to contingent warrant liabilities in connection with equity financings in June 2009, February 2010, March 2012 and December 2014. All outstanding warrants issued in June 2009 and February 2010 expired in June 2014 and February 2015, respectively. The balance in 2015, 2014, 2013, 2012, and 2011 includes a term loan from Hercules, which had a principal balance equal to $20.0 million as of December 31, 2015 and a term loan from GECC, which had a principal balance equal to zero, $5.2 million, $9.4 million, $12.5 million, and $10.0 million as of December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

XOMA Corporation (“XOMA”), a Delaware corporation, is a development stage biotechnology company with a portfolio of therapeutic antibodies. Our product candidates are the result of our expertise in developing new monoclonal antibodies, which have created new opportunities to potentially treat a wide range of endocrine diseases. We discover and develop innovative antibody-based therapeutics. Several of our antibodies have unique properties due to their interaction at allosteric sites on a specific protein rather than at the orthosteric, or active, sites. The antibodies are designed to either enhance or diminish the protein’s activity as desired.  We believe allosteric modulating antibodies may be more selective and offer a safety advantage in certain disease indications when compared to more traditional modes of action.

Our business efforts are focused on advancing the assets in our portfolio of compounds that could treat a variety of endocrine diseases.  Our product candidates are in various stages of development and are subject to regulatory approval before they can be commercially launched.

We currently have five assets in our endocrine portfolio, two of which were developed as part of our proprietary XOMA Metabolism (“XMet”) platform. We believe the XMet platform is highly novel as it targets the insulin receptor and has generated new classes of fully human allosteric modulating monoclonal antibodies known as Selective Insulin Receptor Modulators (“SIRMs”). One program of SIRMs produced by the XMet Platform is a negative allosteric modulator of the insulin receptor (“XMetD”). We intend to advance the following two antibodies derived from the XMetD program, which presents potential new therapeutic approaches to the treatment of rare diseases that involve insulin and result in severe hypoglycemia.

•	XOMA 358, a potential long-acting treatment for hyperinsulinemic hypoglycemia; and
•	XOMA 129, a potential rapid onset, short-acting treatment for severe acute hypoglycemia.

Our endocrine portfolio also includes what we believe is a Phase 2-ready product candidate, XOMA 213, targeting the prolactin receptor as well as research-stage programs targeting the parathyroid receptor (“PTH1R”) and the adrenal corticotropic hormone (“ACTH”).

Given our focus on endocrine diseases, we have determined that gevokizumab no longer fits our strategic focus and we have decided to stop all development activities on the asset. As a result, we are closing the Phase 3 program in patients suffering from pyoderma gangrenosum (“PG”) and will immediately pursue licensing discussions with potential interested parties. Further information regarding our corporate strategy and proprietary products is included in Part 1 Item 1 of this annual report on Form 10-K.

Significant Developments in 2015

Licensing

•

On September 30, 2015, we entered into a license agreement with Novartis International Pharmaceutical Ltd. (“Novartis International”) pursuant to which we have granted to Novartis International an exclusive, world-wide, royalty-bearing license to XOMA’s anti-TGFβ program. Under the terms of the license agreement, we received $37 million in the form of an upfront payment and are eligible to receive up to $480 million if all development, regulatory, and commercial milestones are met. In addition, we are eligible to receive royalties on product sales that range from the mid-single digits to the low double digits. In connection with this license agreement, we have agreed to reduce our royalty rate associated with sales of Novartis International' clinical stage anti-CD40 antibodies. All other terms of the 2004 collaboration agreement remained unchanged.

•

In December 2015, we entered into a settlement and amended license agreement with Pfizer Inc. (“Pfizer”), pursuant to which we granted Pfizer a fully-paid, royalty-free, worldwide, irrevocable, non-exclusive license rights to our patented bacterial cell expression technology for phage display and other research, development and manufacturing of antibody products for a cash payment by Pfizer of $3.8 million in full satisfaction of all obligations to us under the August 27, 2007 license agreement between XOMA Ireland Limited and Pfizer, including but not limited to potential milestone, royalty and other fees under the 2007 license agreement.

•

In December 2015, we entered into a license agreement with Novo Nordisk A/S (“Novo Nordisk”) pursuant to which we granted to Novo Nordisk an exclusive, world-wide, royalty-bearing license to our XMetA program of allosteric monoclonal antibodies that positively modulate the insulin receptor, subject to our retained commercialization rights for rare disease indications. Novo Nordisk has an option to add these additional rights to its license upon payment of an option fee to us. Under the agreement, we received a $5.0 million upfront payment. Based on the achievement of pre-specified criteria, we are eligible to receive up to $290.0 million in development, regulatory and commercial milestones. We are also eligible to receive royalties on sales of licensed products, which are tiered based on sales levels and range from a mid-single digit percentage rate to up to a high single digit percentage rate.

XOMA 358

•

In March 2015, we announced that we successfully completed a Phase 1 clinical study of XOMA 358, a fully human, allosteric monoclonal antibody that attenuates both the binding of insulin to its receptor and downstream insulin signaling.  We have presented the data at the ENDO 2015 meeting and at the American Diabetes Association’s 75th Scientific Sessions.  XOMA 358 is being evaluated for the treatment of non-drug-induced, endogenous hyperinsulinemic hypoglycemia.

•

In June 2015, we announced that we have been granted Orphan Drug Designation for XOMA 358 by the FDA for the treatment of congenital hyperinsulinism, a hereditary disease resulting in lack of insulin regulation and profound hypoglycemia that can result in seizures and brain damage.

•

In October 2015, we initiated a single-dose Phase 2 proof-of-concept study of XOMA 358 in patients with congenital hyperinsulinism.  In addition, we intend to initiate a single-dose Phase 2 proof-of-concept study in patients who experience hyperinsulinism post bariatric surgery.

Financing

•

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

•

On February 27, 2015, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. (the “Hercules Term Loan”), under which we borrowed $20.0 million. We used a portion of the proceeds under the Hercules Term Loan to repay the General Electric Capital Corporation (“GECC”) outstanding principle balance, final payment fee, prepayment fee, and accrued interest amounts totaling $5.5 million.

•

On June 19, 2015, we and Novartis Vaccines and Diagnostics, Inc. (“NVDI”), agreed to extend the maturity date on the approximately $13.5 million of outstanding debt under our secured note agreement from June 21, 2015 to September 30, 2015. On September 30, 2015, in connection with the license agreement entered into with Novartis International, NVDI agreed to extend the maturity date on the $13.5 million of outstanding debt under our secured note agreement to September 30, 2020. All other terms of the note agreement remained unchanged.

Restructuring

•

On August 21, 2015, in connection with our efforts to lower operating expenses and preserve capital while continuing to focus on our product pipeline, we implemented a workforce reduction of 38 employees and the elimination of 20 open positions. On September 29, 2015, we terminated an additional five employees and on October 20, 2015, we terminated an additional nine employees.  In addition, we cancelled our contracts with clinical manufacturing organizations and site investigators following the discontinuation of our EYEGUARD-B and EYEGUARD-E studies, as discussed below.

Sale of Manufacturing Facility and Biodefense Assets

•

On November 4, 2015, we entered into an asset purchase agreement (the “Nanotherapeutics Purchase Agreement”) with Nanotherapeutics Inc. (“Nanotherapeutics”), pursuant to which Nanotherapeutics agreed, subject to the terms and conditions set forth in the Nanotherapeutics Purchase Agreement, to acquire our biodefense business and related assets (including, subject to regulatory approval, certain contracts with the U.S. government), and to assume certain liabilities of XOMA (the “Transaction”).  As part of the Transaction, the parties will, subject to the terms and conditions of the asset purchase agreement and the satisfaction of certain conditions, enter into an intellectual property license agreement (the “License Agreement”), pursuant to which we agreed to license to Nanotherapeutics, subject to the terms and conditions set forth in the License Agreement, certain intellectual property rights related to the purchased assets. Under the License Agreement, we are eligible for up to $4.5 million of cash payments upon Nanotheraputics’ execution of a contract with the Defense Threat Reduction Agency. In addition, we are eligible to receive 15% royalties on net sales of products.

•

On November 5, 2015, we entered into an asset purchase agreement (the “Agenus Purchase Agreement”) with Agenus West, LLC, a wholly-owned subsidiary of Agenus Inc. (“Agenus”), pursuant to which Agenus agreed, subject to the terms and conditions set forth in the Agenus Purchase Agreement, to acquire our pilot scale manufacturing facility in Berkeley, California, together with certain related assets, including a license to certain intellectual property related to the purchased assets, and to assume certain liabilities of XOMA, in consideration for the payment to us of up to $5.0 million in cash and the issuance to XOMA of shares of Agenus’ common stock having an aggregate value of up to $1.0 million. The Agenus Purchase Agreement closed on December 31, 2015. At closing, we received net cash of $4.7 million, net of the assumed liabilities of $0.3 million. In addition to the cash consideration, we received 109,211 shares of common stock of Agenus with an aggregate value of $0.5 million. The remaining common stock of Agenus will only be received upon our satisfaction of certain operational matters, which XOMA may or may not be able to satisfy. We believe that the assets related to the manufacturing facility and certain other assets sold to Agenus include all key inputs and processes necessary to generate output from a market participant’s perspective. Accordingly, we have determined that such assets qualify as a business.

Gevokizumab

•

On May 28, 2015, we announced that the gevokizumab Phase 3 EYEGUARD-B study, sponsored by Servier, reached its target exacerbation event as specified in the study design. The objective of the first part of this study was to demonstrate the superiority of gevokizumab, as compared to placebo, on top of the current standard of care (immunosuppressant therapy and oral corticosteroids) in reducing the risk of Behçet's disease uveitis exacerbations and to assess the safety of gevokizumab. On July 22, 2015, we announced the Phase 3 EYEGUARD-B study did not reach its primary endpoint of time to first acute ocular exacerbation. On September 28, 2015, Servier notified us of its intention to terminate our collaboration and license agreement and return the gevokizumab rights to XOMA. The termination of the collaboration and license agreement will be effective on March 25, 2016.

•	In March 2016, we announced we are closing our Phase 3 study of gevokizumab in PG. A preliminary review of the data from the study did not show a clear signal of activity in PG.

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

Upfront fees associated with contract revenue are recorded as license and collaborative fees and are recognized ratably over the expected benefit period under the arrangement. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the arrangement.

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

Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Expenses resulting from clinical trials are recorded when incurred based, in part, on estimates as to the status of the various trials. There have been no material adjustments to our prior period accrued estimates for clinical trial activities through December 31, 2015.

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

Warrants

We have issued warrants to purchase shares of our common stock in connection with financing activities. We account for some of these warrants as a liability at estimated fair value and others as equity at estimated fair value. The estimated fair value of the outstanding warrants is estimated using the Black-Scholes Model. The Black-Scholes Model requires inputs, such as the expected term of the warrants, expected volatility and risk-free interest rate. These inputs are subjective and require significant analysis and judgment to develop. For the estimate of the expected term, we use the full remaining contractual term of the warrant. We determine the expected volatility based on the historical stock price volatility of XOMA’s underlying stock. The assumptions associated with contingent warrant liabilities are reviewed each reporting period and changes in the estimated fair value of these contingent warrant liabilities are recognized as gain or loss in the revaluation of contingent warrant liabilities line in the consolidated statement of comprehensive loss.

Results of Operations

Revenues

Total revenues for the years ended December 31, 2015, 2014, and 2013, were as follows (in thousands):

	Year Ended December 31,			2014-2015	2013-2014
	2015	2014	2013	Change	Change
License and collaborative fees	$49,064	$5,683	$11,028	$43,381	$(5,345)
Contract and other	6,383	13,183	24,423	(6,800)	(11,240)
Total revenues	$55,447	$18,866	$35,451	$36,581	$(16,585)

License and Collaborative Fees

License and collaborative fees include fees and milestone payments related to the out-licensing of our products and technologies. The primary components of license and collaboration fees in 2015 were $46.3 million in upfront and milestone payments relating to various out-licensing arrangements, $1.6 million in annual maintenance fees relating to various out-licensing arrangements and $1.2 million in revenue recognized related to the loan agreement with Servier. The $46.3 million included $37.0 million upfront payment from Novartis, $5.0 million upfront payment from Novo Nordisk and $3.8 million payment from Pfizer.

The primary components of license and collaboration fees in 2014 were $3.0 million in milestone payments relating to various out-licensing arrangements, $1.9 million in revenue recognized related to the loan agreement with Servier and $0.8 million in upfront fees and annual maintenance fees relating to various out-licensing arrangements.

The primary components of license and collaboration fees in 2013 were $8.6 million in milestone payments relating to various out-licensing arrangements, including $7.0 million milestone payment from Novartis, $1.6 million in revenue recognized related to the loan agreement with Servier, and $0.8 million in upfront fees and annual maintenance fees relating to various out-licensing arrangements.

The generation of future revenues related to license and other collaborative fees is dependent on our ability to attract new licensees and new collaboration partners to our antibody technologies, or the achievement of milestones by our existing licensees.

Contract and Other Revenues

Contract and other revenues include agreements where we provide contracted research and development services to our contract and collaboration partners, including Servier and NIAID. Contract and other revenues also include net product sales and royalties. The following table shows the activity in contract and other revenues for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Year Ended December 31,			2014-2015	2013-2014
	2015	2014	2013	Change	Change
NIAID	$5,084	$9,565	$9,098	$(4,481)	$467
Servier	1,178	3,523	13,568	(2,345)	(10,045)
Other	121	95	1,757	26	(1,662)
Total contract and other revenues	$6,383	$13,183	$24,423	$(6,800)	$(11,240)

The 2015 decrease in contract and other revenues, as compared with 2014, was primarily due to reduced activity under our existing NIAID contracts and decreased reimbursements from Servier under our collaboration agreement.

The 2014 decrease in contract and other revenues, as compared with 2013, was primarily due to a decrease of $6.3 million in reimbursements from Servier under our collaboration agreement due to meeting the initial $50.0 million cap of fully reimbursable NIU costs in third quarter of 2013. Also contributing to the decrease were a decrease of $3.9 million for the partial funding of fixed dose combination of perindopril arginine and amlodipine besylate (“FDC1”) Phase 3 trial received from Servier in 2013 for which there was no equivalent payment received in 2014, a decrease of $0.8 million received from ACEON sales and a decrease of $0.7 million in manufacturing activities for Allergan. The decreases in contract and other revenue were partially offset by a $0.5 million increase in NIAID related revenue.

We expect total revenue to decrease in 2016 compared to 2015 levels based on anticipated licensing activities, the termination of our collaboration with Servier, and the expected novation of our NIAID contract to Nanotherapeutics.

Research and Development Expenses

Research and development expenses were $70.9 million in 2015, compared with $80.7 million in 2014 and $74.9 million in 2013. The decrease of $9.8 million in 2015, as compared with 2014, was primarily due to a decrease of $3.1 million in salaries and related expenses, a decrease of $3.5 million in internal and external manufacturing costs, a decrease of $1.9 million in clinical trial costs related to spending on our erosive osteoarthritis of the hand (“EOA”) studies in 2014, and a decrease of $1.1 million in research and development materials costs.  The increase of $5.8 million in 2014, as compared with 2013, was primarily due to an increase of $4.9 million in clinical trial-related costs, an increase of $4.8 million in salaries and related personnel costs and an increase of $2.2 million in outside consulting services, partially offset by a $5.9 million decrease in external manufacturing activities.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $28.7 million in research and development salaries and employee-related expenses in 2015, compared with $31.8 million in 2014 and $27.0 million in 2013. Included in these expenses for 2015 were $21.8 million for salaries and benefits, $1.9 million for bonus expense and $5.0 million for stock-based compensation, which is a non-cash expense. The decrease of $3.1 million in 2015, as compared with 2014, was primarily due to a decrease of $2.6 million in salaries and benefits and a decrease of $0.5 million in stock-based compensation. The decrease in stock-based compensation in 2015, included $0.8 million related to the reversal of expense for forfeitures of stock awards related to our restructuring activities in the second half of 2015.

We recorded $31.8 million in research and development salaries and employee-related expenses in 2014, compared with $27.0 million in 2013. Included in these expenses for 2014 were $23.4 million for salaries and benefits, $2.8 million for bonus expense and $5.6 million for stock-based compensation. The increase of $4.8 million in 2014, as compared with 2013, was primarily due to an increase of $1.6 million in salaries and benefits resulting from increased headcount and an increase of $3.2 million in stock-based compensation, which is a non-cash expense.

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

	Year Ended December 31,
	2015	2014	2013
Earlier stage programs	$39,495	$28,327	$40,840
Later stage programs	31,357	52,421	34,011
Total	$70,852	$80,748	$74,851

Our research and development activities also can be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements are summarized (in thousands):

	Year Ended December 31,
	2015	2014	2013
Internal projects	$50,206	$51,281	$47,489
Collaborative and contract arrangements	20,646	29,467	27,362
Total	$70,852	$80,748	$74,851

In 2015, the gevokizumab program, for which we incurred the largest amount of expense, accounted for more than 40% but less than 50% of our total research and development expenses. A second development program, XMet, accounted for more than 30% but less than 40% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development.

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

We expect our research and development spending in 2016 will be reduced as compared with 2015 levels due to our 2015 restructuring efforts, our strategic focus on our endocrine portfolio, and reduced spending on gevokizumab.

Future research and development spending also may be impacted by potential new licensing or collaboration arrangements, as well as the termination of existing agreements. Beyond this, the scope and magnitude of future research and development expenses are difficult to predict at this time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities cost and professional fees. In 2015, selling, general and administrative expenses were $20.6 million compared with $19.9 million in 2014 and $18.5 million in 2013. The increase of $0.7 million in 2015 as compared with 2014 was primarily due to a $1.5 million increase in consulting services, primarily related to our out-licensing activities and a $1.0 million increase in legal fees, partially offset by a $0.5 million decrease in stock-based compensation, which is a non-cash expense and a $2.0 million decrease in salaries and related personnel costs. The decrease in stock-based compensation for the year ended December 31, 2015 included $0.7 million related to the reversal of expense for forfeitures of stock awards related to our restructuring activities in the second half of 2015.

The increase in selling, general and administrative expenses in 2014, as compared with 2013 was primarily due to a $3.6 million increase in salaries and related personnel costs, primarily reflecting an increase of $2.5 million in stock-based compensation, partially offset by a $1.7 million decrease in professional service costs.

We expect selling, general and administrative expenses in 2016 to be reduced as compared to 2015 levels due to our 2015 restructuring efforts.

Restructuring and Other Charges

On July 22, 2015, we announced the Phase 3 EYEGUARD-B study of gevokizumab in patients with Behçet’s disease uveitis, run by Servier, did not meet the primary endpoint of time to first acute ocular exacerbation.  In August 2015, we announced our intention to end the EYEGUARD global Phase 3 program.  On August 21, 2015, in connection with our efforts to lower operating expenses and preserve capital while continuing to focus on our endocrine product pipeline, we implemented a restructuring plan (the “2015 Restructuring”) that included a workforce reduction resulting in the termination of 38 employees and the elimination of 20 open positions. On September 29, 2015, we terminated an additional five employees and on October 20, 2015, we terminated an additional nine employees.

During the year ended December 31, 2015, we recorded charges of $2.9 million related to severance, other termination benefits and outplacement services. In addition, we recognized an additional restructuring charge of $0.8 million in contract termination costs in the year ended December 31, 2015, which primarily include costs in connection with the discontinuation of the EYEGUARD studies.

In 2014 and 2013, we recorded restructuring charges of $0.1 million and $0.3 million, respectively, for facility costs related to restructuring activities initiated in 2012.

Other Income (Expense), Net

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense is shown below for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Year Ended December 31,			2014-2015	2013-2014
	2015	2014	2013	Change	Change
Hercules loan	$2,223	$—	$—	$2,223	$—
Servier loan	1,083	2,330	2,152	(1,247)	178
GECC term loan	548	1,638	2,064	(1,090)	(426)
Novartis note	329	312	362	17	(50)
Other	11	23	53	(12)	(30)
Total interest expense	$4,194	$4,303	$4,631	$(109)	$(328)

Interest expense related to the Servier loan and GECC term loan decreased by $1.2 million and $1.1 million, respectively, in 2015, compared with 2014. The decrease was due to the $1.9 million balance of imputed interest remaining at the time the Servier loan was amended in January 2015 now being amortized over the extended term of the loan and the extinguishment of the GECC term loan in February 2015. This decrease was partially offset by an increase of $2.2 million in interest expense due to our $20.0 million term loan with Hercules Technology Growth Capital, Inc. that was entered into in February 2015.  A portion of the proceeds from the Hercules Term Loan was used to repay our outstanding loan with GECC and we recorded a loss of $0.4 million upon the extinguishment of the GECC term loan.

The decrease in interest expense in 2014 as compared to 2013 was due primarily to a decrease in the principal balance of the GECC term loan.

We expect interest expense during 2016 to decrease as compared with 2015 due to the decrease in the principal balances of  the Hercules and Servier loans.

Other Income (Expense), Net

The following table shows the activity in other income (expense), net for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Year Ended December 31,			2014-2015	2013-2014
	2015	2014	2013	Change	Change
Other income (expense), net
Gain on sale of business	$3,505	$—	$—	$3,505	$—
Unrealized foreign exchange gains (losses)	1,870	2,447	(442)	(577)	2,889
Realized foreign exchange gain (loss)	69	—	(90)	69	90
Gain (loss) on sale of assets	18	—	(281)	18	281
Unrealized loss on foreign exchange options	(6)	(355)	(127)	349	(228)
Other	44	(31)	743	75	(774)
Total other income (expense), net	$5,500	$2,061	$(197)	$3,439	$2,258

The gain on sale of business for the year ended December 31, 2015 is related to the $3.5 million gain recognized from the sale of our pilot scale manufacturing facility, including certain equipment, to Agenus in 2015. We believe that the assets related to the manufacturing facility and certain other assets sold to Agenus include all key inputs and processes necessary to generate output from a market participant’s perspective. Accordingly, we have determined that such assets qualify as a business. Unrealized foreign exchange gains (losses) for the years ended December 31, 2015, 2014, and 2013 are primarily related to the re-measurement of the €15 million Servier loan.

Revaluation of Contingent Warrant Liabilities

We have issued warrants that contain provisions that are contingent on the occurrence of a change in control, which could conditionally obligate us to repurchase the warrants for cash in an amount equal to their estimated fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, we account for the warrants issued as a liability at estimated fair value. In addition, the estimated liability related to the warrants is revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders’ equity at its then estimated fair value, or expiration of the warrants.

We revalued the March 2012 warrants at December 31, 2015 using the Black-Scholes Model and recorded a $15.6 million reduction in the estimated fair value as a gain on the revaluation of contingent warrant liabilities line of our consolidated statement of comprehensive loss for the year ended December 31, 2015. The decrease in the estimated fair value of the warrants is primarily due to the decrease in the market price of our common stock at December 31, 2015 as compared to December 31, 2014.  We revalued the warrants at December 31, 2014 and recorded a $39.5 million reduction in the estimated fair value in 2014 as a gain on the revaluation of contingent warrant liabilities line of our consolidated statement of comprehensive loss for the year ended December 31, 2014.

We revalued the December 2014 warrants at December 31, 2015 using the Black-Scholes Model and recorded a $2.2 million reduction in the estimated fair value as a gain on the revaluation of contingent warrant liabilities line of our consolidated statement of comprehensive loss for the year ended December 31, 2015. The decrease in the estimated fair value of the warrants is primarily due to the decrease in the market price of our common stock at December 31, 2015 as compared to December 31, 2014. We revalued the warrants at December 31, 2014 and recorded a $5.1 million reduction in the estimated fair value in 2014 as a gain on the revaluation of contingent warrant liabilities line of our consolidated statement of comprehensive loss for the year ended December 31, 2014.

The activity during the year ended December 31, 2014 also included the change in estimated fair value for the February 2010 warrants that expired in February 2015. We revalued the warrants at December 31, 2014 using the Black-Scholes Model and recorded a $1.0 million reduction in the estimated fair value as a gain on the revaluation of contingent warrant liabilities line of our consolidated statement of comprehensive loss for the year ended December 31, 2014.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and marketable securities, our working capital and our cash flow activities for each of the periods presented (in thousands):

	December 31,
	2015	2014	Change
Cash and cash equivalents	$65,767	$78,445	$(12,678)
Marketable securities	$496	$—	$496
Working capital	$48,924	$47,367	$1,557

	Year Ended December 31,			2014-2015	2013-2014
	2015	2014	2013	Change	Change
Net cash used in operating activities	$(30,892)	$(78,282)	$(45,915)	$47,390	$(32,367)
Net cash provided by investing activities	4,450	19,675	18,840	(15,225)	835
Net cash provided by financing activities	13,801	35,560	83,389	(21,759)	(47,829)
Effect of exchange rate changes on cash	(37)	(167)	—	130	(167)
Net (decrease) increase in cash and cash equivalents	$(12,678)	$(23,214)	$56,314	$10,536	$(79,528)

Cash Used in Operating Activities

The decrease in net cash used in operating activities in 2015 as compared to 2014 was due to increased licensing fee revenue, including the $37.0 million upfront fee from Novartis, combined with decreased R&D spending related to internal and external manufacturing costs and a decrease in clinical trial costs primarily resulting from the completion in 2014 of our Phase 2 study in EOA.

The increase in net cash used in operating activities in 2014 as compared to 2013 was primarily due to an increase in research and development spending primarily related to gevokizumab clinical development programs and an increase in salaries and related personnel expenses primarily related to an increase in headcount.

Cash Used in Investing Activities

Net cash provided by investing activities for the year ended December 31, 2015 was primarily related to proceeds from the sale of our manufacturing facility of $4.9 million, partially offset by $0.4 million in purchases of property and equipment.

Net cash provided by investing activities for the year ended December 31, 2014 was primarily due to the $20.0 million in proceeds from maturities of short-term investments, partially offset by $0.3 million in purchases of property and equipment.

Net cash provided by investing activities for the year ended December 31, 2013 was primarily due to the $40.0 million in proceeds from maturities of short-term investments, partially offset by $20.0 million in purchases of short-term investments and $1.2 million in purchases of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 was primarily related to proceeds from the Hercules Term Loan of $20.0 million and proceeds from the issuance of common stock of $0.5 million. These cash inflows were partially offset by $6.1 million of principal payments on the GECC Term Loan, and payment of debt issuance costs of $0.5 million on the Hercules Term Loan.

Net cash provided by financing activities for the year ended December 31, 2014 was primarily related to net proceeds received from the issuance of common stock of $37.7 million, net of offering expenses, from the December 2014 registered direct offering, and $3.7 million from employee stock purchases. These cash inflows were partially offset by $5.9 million of principal payments on our loans with GECC and Novartis.

Net cash provided by financing activities for the year ended December 31, 2013 was primarily related to net proceeds received from the issuance of common stock of $29.4 million from the August 2013 public offering, $53.6 million from the December 2013 public offering, $2.2 million of net proceeds from the exercise of warrants, and $1.4 million of net proceeds received from employee stock purchases. These cash inflows were partially offset by $3.1 million of principal payments on our loan with GECC.

ATM Agreement

On November 12, 2015, we entered into an At Market Issuance Sales Agreement (the “2015 ATM Agreement”) with Cowen and Company, LLC (“Cowen”), under which we may offer and sell from time to time at our sole discretion shares of our common stock through Cowen as our sales agent, in an aggregate amount not to exceed the amount that can be sold under our registration statement on Form S-3 (File No. 333-201882) filed with the SEC on the same date. Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The Nasdaq Global Market, on any other existing trading market for our common stock or to or through a market maker. Cowen also may sell the shares in privately negotiated transactions, subject to our prior approval. We will pay Cowen a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2015 ATM Agreement. For the year ended December 31, 2015, no shares of common stock have been sold under this agreement.

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

In connection with the Hercules Term Loan, we issued unregistered warrants that entitle Hercules to purchase up to an aggregate of 181,268 unregistered shares of XOMA common stock at an exercise price equal to $3.31 per share. These warrants were exercisable immediately and have a five-year term expiring in February 2020. We allocated the aggregate proceeds of the Hercules Term Loan between the warrants and the debt obligation.  The estimated fair value of the warrants issued to Hercules of $0.5 million was determined using the Black-Scholes Model and was recorded as a discount to the debt obligation. The discount is being amortized over the term of the loan using the effective interest method. The warrants are classified in stockholders’ equity on the consolidated balance sheet. At December 31, 2015, the net carrying value of the Hercules Term Loan was $19.7 million.

Servier Loan

In December 2010, we entered into a loan agreement with Servier (the “Servier Loan Agreement”), which provided for an advance of up to €15.0 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million at the exchange rate on the date of funding. The loan is secured by an interest in XOMA’s intellectual property rights to all gevokizumab indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and is subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period was 3.22% and was reset semi-annually ranging from 2.05% to 3.83%. Interest for the six-month period from mid-January 2015 through mid-July 2015 was reset to 2.16%. Interest for the six-month period from mid-July 2015 through mid-January 2016 was reset to 2.05%. In January 2015 and July 2015, the Company made payments of $0.2 million in accrued interest to Servier. Interest is payable semi-annually; however, the Servier Loan Agreement provides for a deferral of interest payments over a period specified in the agreement. During the deferral period, accrued interest will be added to the outstanding principal amount for the purpose of interest calculation for the next six-month interest period. On the repayment commencement date, all unpaid and accrued interest shall be paid to Servier, and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. The loan would have matured in 2016. In addition, the loan becomes immediately due and payable upon certain customary events of default. On January 9, 2015, Servier and we entered into Amendment No. 2 (“Loan Amendment”) which extended the maturity date of the loan from January 13, 2016 to three tranches of principal to be repaid as follows: €3.0 million on January 15, 2016, €5.0 million on January 15, 2017, and €7.0 million on January 15, 2018. On September 28, 2015, Servier notified us of its intention to terminate the Collaboration Agreement, as amended and return the gevokizumab rights to XOMA. The termination will be effective on March 25, 2016 and does not result in a change to the maturity date of our loan with Servier. At December 31, 2015, the outstanding principal balance under this loan was $16.4 million using the December 31, 2015 Euro to U.S. Dollar exchange rate of 1.091.

*        *        *

We have incurred operating losses since inception and have an accumulated deficit of $1.1 billion at December 31, 2015.  Management expects operating losses and negative cash flows to continue for the foreseeable future.  As of December 31, 2015, we had $66.3 million in cash, cash equivalents and marketable securities, which is available to fund future operations. Taking into account the repayment of our outstanding debt classified within current liabilities on our Consolidated Balance Sheet as of December 31, 2015, we anticipate that we have adequate resources to fund operations through at least December 31, 2016.

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

Commitments and Contingencies

Schedule of Contractual Obligations

Payments by period due under contractual obligations at December 31, 2015, are as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases(1)	$26,015	$3,631	$7,574	$8,016	$6,794
Capital lease(1)	319	131	188	—	—
Debt obligations(2)
Principal and final payment fee	51,192	6,892	30,617	13,683	—
Interest	6,066	2,147	1,938	1,981	—
Total	$83,592	$12,801	$40,317	$23,680	$6,794

(1)	See Note 13: Commitment and Contingencies to the accompanying consolidated financial statements for further discussion.
(2)

See Item 7A: Quantitative and Qualitative Disclosures about Market Risk and Note 8: Long-Term Debt and Other Financings to the accompanying consolidated financial statements for further discussion of our debt obligation. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the Hercules Loan Agreement.

We lease administrative and research facilities and office equipment under operating leases expiring on various dates through April 2023. These leases require us to pay taxes, insurance, maintenance and minimum lease payments. In addition to the above, we have committed to make potential future milestone payments to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement by us of certain developmental, regulatory and/or commercial milestones. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $57.7 million (assuming one product per contract meets all milestones) have not been recorded on our consolidated balance sheet as of December 31, 2015. We are also obligated to pay royalties, ranging generally from 0.5% to 3.5% of the selling price of the licensed component and up to 40% of any sublicense fees to various universities and other research institutions based on future sales or licensing of products that incorporate certain products and technologies developed by those institutions. We are unable to determine precisely when and if our payment obligations under the agreements will become due as these obligations are based on future events, the achievement of which is subject to a significant number of risks and uncertainties.

Although operations are influenced by general economic conditions, we do not believe inflation had a material impact on financial results for the periods presented. We believe that we are not dependent on materials or other resources that would be significantly impacted by inflation or changing economic conditions in the foreseeable future.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in ASC 605, Revenue Recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued an accounting update to defer the effective date by one year for public entities such that it is now applicable for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for periods beginning after December 15, 2016. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This ASU introduces an explicit requirement for management to assess if there is substantial doubt about an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Disclosures are required if conditions give rise to substantial doubt. ASU 2014-15 is effective for all entities in the first annual period ending after December 15, 2016. The adoption of this guidance is not expected to have any impact on our financial position and results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We early adopted ASU 2015-03 as of January 1, 2015, as permitted. There is no impact of early adoption of ASU 2015-03 on the consolidated statements of comprehensive loss.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes.  This ASU amends the existing guidance to require presentation of deferred tax assets and liabilities as noncurrent within a classified statement of financial position. We early adopted ASU 2015-17 effective December 2015 on a prospective basis. The adoption did not have an impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified the guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will become effective for us beginning in the first quarter of 2018. Early adoption is permitted. We are evaluating the impact of the adoption of this accounting guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes Topic 840, Leases. From a lessee accounting perspective, the core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. Reasonably certain is a high threshold that is consistent with and intended to be applied in the same way as the reasonably assured threshold under Topic 840. In addition, also consistent with Topic 840, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. Under Topic 842, there continues to be a differentiation between finance leases (which replaces capital leases) and operating leases. However, the principal difference from the previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under Topic 840. The guidance will become effective for us beginning in the first quarter of 2019. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. We are evaluating the impact of the adoption of the standard on our consolidated financial statements.

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

We hold interest-bearing instruments that are classified as cash and cash equivalents. Fluctuations in interest rates can affect the principal values and yields of fixed income investments. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed income investments could lose value. As of December 31, 2015, our marketable securities of $0.5 million were comprised of equity held in a publicly traded company. We do not believe that a change in the market rates of interest would have any significant impact on the realizable value of our investment portfolio.

The following table presents the amounts and related weighted average interest rates of our cash and cash equivalents at December 31, 2015 and 2014 (in thousands, except interest rate):

	Maturity	Carrying Amount (in thousands)	Fair Value (in thousands)	Weighted Average Interest Rate
December 31, 2015
Cash and cash equivalents	Daily to 90 days	$65,767	$65,767	0.05%

December 31, 2014
Cash and cash equivalents	Daily to 90 days	$78,445	$78,445	0.07%

As of December 31, 2015, we have an outstanding principal balance on our note with Novartis of $13.7 million, which is due in 2020. The interest rate on this note is charged at a rate of USD six-month London Interbank Offered Rate (“LIBOR”) plus 2%, which was 2.81% at December 31, 2015. No further borrowing is available under this note.

As of December 31, 2015, we have an outstanding principal balance on our loan with Servier of €15.0 million, which converts to approximately $16.4 million at December 31, 2015. The interest rate on this loan is charged at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate for the initial interest period was 3.22% and was reset semi-annually ranging from 2.05% to 3.83%. Interest for the six-month period from mid-January 2015 through mid-July 2015 was reset to 2.16%. Interest for the six-month period from mid-July 2015 through mid-January 2016 was reset to 2.05%. No further borrowing is available under this loan.

As of December 31, 2015, we have an outstanding principal balance on our loan with Hercules of $20.0 million. The interest rate on this loan is the greater of either (i) 9.40% plus the prime rate as reported from time to time in The Wall Street Journal minus 7.25%, or (ii) 9.40%.

The variable interest rate related to our long-term debt instruments is based on LIBOR for our Novartis note, EURIBOR for our Servier loan and the prime rate for the Hercules loan. We estimate a hypothetical 100 basis point change in interest rates could increase or decrease our interest expense by approximately $0.3 million on an annualized basis.

Foreign Currency Risk

We have debt, incur expenses, and may be owed milestones denominated in foreign currencies. The amount of debt owed, expenses incurred, or milestones owed to us will be impacted by fluctuations in these foreign currencies. When the U.S. Dollar weakens against foreign currencies, the U.S. Dollar value of the foreign-currency denominated debt, expense, and milestones increases, and when the U.S. Dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated debt, expense, and milestones decreases. Consequently, changes in exchange rates will affect the amount we are required to repay on our €15.0 million loan from Servier and may affect our results of operations. We estimate that a hypothetical 0.01 change in the Euro to USD exchange rate could increase or decrease our unrealized gains or losses by approximately $0.2 million.

Our loan from Servier was fully funded in January 2011, with the proceeds converting to approximately $19.5 million using the January 13, 2011 Euro-to-U.S.-Dollar exchange rate of 1.3020.  At December 31, 2015, the €15.0 million outstanding principal balance under the Servier Loan Agreement equaled approximately $16.4 million using the December 31, 2015 Euro-to-USD exchange rate of 1.091. In May 2011, in order to manage our foreign currency exposure relating to our principal and interest payments on our loan from Servier, we entered into two foreign exchange option contracts to buy €1.5 million and €15.0 million in January 2014 and January 2016, respectively. Upfront premiums paid on these foreign exchange option contracts totaled $1.5 million. As of December 31, 2015, one option contract had expired. The remaining foreign exchange option contract had a fair value of zero at December 31, 2015 and expired in January 2016. Our use of derivative financial instruments represents risk management; we do not enter into derivative financial contracts for trading purposes.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements of the registrant, related notes and report of independent registered public accounting firm are set forth beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President, Finance, and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15the promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Vice President, Finance and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young, LLP, independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s report on the Company’s internal control over financial reporting follows.

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of XOMA Corporation

We have audited XOMA Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). XOMA Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, XOMA Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of XOMA Corporation as December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2015, of XOMA Corporation and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 9, 2016

PART III

Item 10.	Directors, Executive Officers, Corporate Governance

Certain information regarding our executive officers required by this Item is set forth as a Supplementary Item at the end of Part I of this Form 10-K (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be included in the Company’s proxy statement for the 2016 Annual General Meeting of Stockholders (“2016 Proxy Statement”), under the sections labeled “Item 1—Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, and is incorporated herein by reference.  The 2016 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

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

Information required by this Item will be included in the sections labeled “Compensation of Executive Officers”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards as of December 31, 2015”, “Option Exercises and Shares Vested”, “Pension Benefits”, “Non-Qualified Deferred Compensation” and “Compensation of Directors” appearing in our 2016 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will be included in the sections labeled “Stock Ownership” and “Equity Compensation Plan Information” appearing in our 2016 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will be included in the section labeled “Transactions with Related Persons” appearing in our 2016 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item will be included in the section labeled “Item 3—Appointment of Independent Registered Public Accounting Firm” appearing in our 2016 Proxy Statement, and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of March 2016.

XOMA CORPORATION

By:	/s/ JOHN VARIAN
John Varian Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Varian and Thomas Burns, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Varian	Chief Executive Officer (Principal Executive Officer) and Director	March 9, 2016
(John Varian)

/s/ Thomas Burns	Vice President, Finance and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 9, 2016
(Thomas Burns)

/s/ Patrick J. Scannon	Executive Vice President and Chief Scientific	March 9, 2016
(Patrick J. Scannon)	Officer and Director

/s/ W. Denman Van Ness	Chairman of the Board of Directors	March 9, 2016
(W. Denman Van Ness)

/s/ William K. Bowes, Jr.	Director	March 9, 2016
(William K. Bowes, Jr.)

/s/ Peter Barton Hutt	Director	March 9, 2016
(Peter Barton Hutt)

	Director	March 9, 2016
(Joseph M. Limber)

/s/ Timothy P. Walbert	Director	March 9, 2016
(Timothy P. Walbert)

/s/ Jack L. Wyszomierski	Director	March 9, 2016
(Jack L. Wyszomierski)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of XOMA Corporation

We have audited the accompanying consolidated balance sheets of XOMA Corporation as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XOMA Corporation at December 31, 2015 and 2014, and the consolidated results of its operations, and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), XOMA Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 9, 2016

XOMA Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$65,767	$78,445
Marketable securities	496	—
Trade and other receivables, net	4,069	3,309
Prepaid expenses and other current assets	1,887	1,859
Total current assets	72,219	83,613
Property and equipment, net	1,997	5,120
Other assets	664	669
Total assets	$74,880	$89,402

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$6,831	$5,990
Accrued and other liabilities	7,025	9,892
Deferred revenue – current	3,198	1,089
Interest bearing obligations – current	5,910	19,018
Accrued interest on interest bearing obligations – current	331	257
Total current liabilities	23,295	36,246
Deferred revenue – non-current	—	1,939
Interest bearing obligations – non-current	42,757	16,290
Contingent warrant liabilities	10,464	31,828
Other liabilities – non-current	673	—
Total liabilities	77,189	86,303

Commitments and Contingencies (Note 13)

Stockholders’ (deficit) equity:
Preferred stock, $0.05 par value, 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 119,045,592 and 115,892,450 shares issued and outstanding at December 31, 2015 and 2014, respectively	893	869
Additional paid-in capital	1,136,881	1,121,707
Accumulated deficit	(1,140,083)	(1,119,477)
Total stockholders’ (deficit) equity	(2,309)	3,099
Total liabilities and stockholders’ (deficit) equity	$74,880	$89,402

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
License and collaborative fees	$49,064	$5,683	$11,028
Contract and other	6,383	13,183	24,423
Total revenues	55,447	18,866	35,451

Operating expenses:
Research and development	70,852	80,748	74,851
Selling, general and administrative	20,620	19,866	18,477
Restructuring	3,699	84	328
Total operating expenses	95,171	100,698	93,656

Loss from operations	(39,724)	(81,832)	(58,205)

Other income (expense):
Interest expense	(4,194)	(4,303)	(4,631)
Other income (expense), net	5,500	2,061	(197)
Revaluation of contingent warrant liabilities	17,812	45,773	(61,039)
Loss before taxes	(20,606)	(38,301)	(124,072)
Benefit from income taxes	—	—	14
Net loss	$(20,606)	$(38,301)	$(124,058)

Basic net loss per share of common stock	$(0.17)	$(0.36)	$(1.43)
Diluted net loss per share of common stock	$(0.17)	$(0.67)	$(1.43)
Shares used in computing basic net loss per share of common stock	117,803	107,435	86,938
Shares used in computing diluted net loss per share of common stock	117,803	115,333	86,938

Other comprehensive loss:
Net loss	$(20,606)	$(38,301)	$(124,058)
Net unrealized (loss) gain on available-for-sale securities	—	1	(9)
Comprehensive loss	$(20,606)	$(38,300)	$(124,067)

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands)

	Common Stock		Paid-In	Accumulated Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	(Deficit) Equity
Balance, December 31, 2012	82,447	$615	$977,962	$8	$(957,118)	$21,467
Exercise of stock options, contributions to 401(k) and incentive plans	933	7	2,213	—	—	2,220
Vesting of restricted stock units	801	6	(6)	—	—	—
Stock-based compensation expense	—	—	5,099	—	—	5,099
Sale of shares of common stock	19,661	147	82,799	—	—	82,946
Exercise of warrants	1,544	12	8,336	—	—	8,348
Net loss	—	—	—	—	(124,058)	(124,058)
Other comprehensive loss	—	—	—	(9)	—	(9)
Balance, December 31, 2013	105,386	787	1,076,403	(1)	(1,081,176)	(3,987)
Exercise of stock options, contributions to 401(k) and incentive plans	1,065	11	4,515	—	—	4,526
Vesting of restricted stock units	981	7	(7)	—	—	—
Stock-based compensation expense	—	—	10,772	—	—	10,772
Sale of shares of common stock	8,097	61	37,725	—	—	37,786
Issuance of warrants	—	—	(10,258)	—	—	(10,258)
Exercise of warrants	363	3	2,557	—	—	2,560
Net loss	—	—	—	—	(38,301)	(38,301)
Other comprehensive income	—	—	—	1	—	1
Balance, December 31, 2014	115,892	869	1,121,707	—	(1,119,477)	3,099
Exercise of stock options, contributions to 401(k) and incentive plans	542	4	1,463	—	—	1,467
Vesting of restricted stock units	1,202	9	(9)	—	—	—
Stock-based compensation expense	—	—	9,727	—	—	9,727
Issuance of warrants	—	—	450	—	—	450
Exercise of warrants	1,410	11	3,543	—	—	3,554
Net loss	—	—	—	—	(20,606)	(20,606)
Balance, December 31, 2015	119,046	$893	$1,136,881	$—	$(1,140,083)	$(2,309)

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows used in operating activities:
Net loss	$(20,606)	$(38,301)	$(124,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,532	1,856	2,575
Common stock contribution to 401(k)	986	870	828
Stock-based compensation expense	9,727	10,772	5,099
Revaluation of contingent warrant liabilities	(17,812)	(45,773)	61,039
Amortization of debt discount, final payment fee on debt, and debt issuance costs	1,413	2,707	2,470
Gain on sale of business in connection with Agenus asset purchase agreement	(3,505)	—	—
(Gain) loss on sale and retirement of property and equipment	(18)	—	281
Loss on loan extinguishment	429	—	—
Unrealized (gain) loss on foreign currency exchange	(1,870)	(2,280)	662
Unrealized loss on foreign exchange options	6	355	127
Other non-cash adjustments	—	(9)	(20)
Changes in assets and liabilities:
Trade and other receivables, net	(761)	472	4,486
Prepaid expenses and other current assets	(28)	(662)	481
Accounts payable and accrued liabilities	(1,621)	(3,774)	2,901
Accrued interest on interest bearing obligations	380	(1,444)	2,284
Deferred revenue	356	(2,983)	(3,399)
Other liabilities	500	(88)	(1,671)
Net cash used in operating activities	(30,892)	(78,282)	(45,915)

Cash flows from investing activities:
Purchase of investments	—	—	(19,991)
Proceeds from maturities of investments	—	20,000	40,000
Purchases of property and equipment	(430)	(325)	(1,169)
Proceeds from sale of business in connection with Agenus asset purchase agreement	4,862	—	—
Proceeds from sale of property and equipment	18	—	—
Net cash provided by investing activities	4,450	19,675	18,840

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	481	41,442	84,338
Proceeds from exercise of warrants	1	35	2,176
Proceeds from issuance of long term debt	20,000	—	—
Debt issuance costs and loan fees	(512)	—	—
Principal payments – debt	(6,128)	(5,917)	(3,125)
Principal payments – capital lease	(41)	—	—
Net cash provided by financing activities	13,801	35,560	83,389

Effect of exchange rate changes on cash	(37)	(167)	—

Net (decrease) increase in cash and cash equivalents	(12,678)	(23,214)	56,314
Cash and cash equivalents at the beginning of the year	78,445	101,659	45,345
Cash and cash equivalents at the end of the year	$65,767	$78,445	$101,659

Supplemental Cash Flow Information:
Cash paid for interest	$1,927	$3,009	$1,262
Non-cash investing and financing activities:
Marketable securities received in conjunction with the disposal of business	$496	$—	$—
Equipment acquired through capital lease	$323	$—	$—
Reclassification of contingent warrant liability to equity upon exercise of warrants	$(3,552)	$(2,526)	$(6,171)
Issuance of warrants	$450	$10,258	$—
Interest added to principal balances on long-term debt	$327	$313	$935
Investment in Symplmed Pharmaceuticals, LLC	$—	$—	$171

The accompanying notes are an integral part of these consolidated financial statements.

XOMA Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

XOMA Corporation (“XOMA” or the “Company”), a Delaware corporation, combines a portfolio of clinical programs and research activities to develop innovative therapeutic antibodies that it intends to commercialize. XOMA focuses its scientific research on allosteric modulation, which offers opportunities for new classes of therapeutic antibodies to treat a wide range of human diseases. XOMA’s scientific research has produced five product candidates to treat diseases within the endocrine therapeutic area.  These include candidates from the XMet platform, which consists of several Selective Insulin Receptor Modulator antibodies that could offer new approaches in the treatment of metabolic diseases.  The lead compound from the XMet platform, XOMA 358, is a fully human monoclonal negative allosteric modulating antibody that binds to insulin receptors and attenuates insulin action.  XOMA intends to investigate this compound as a novel treatment for non-drug-induced, endogenous hyperinsulinemic hypoglycemia (low blood glucose caused by excessive insulin produced by the body). In October 2015, the Company initiated a Phase 2 proof-of-concept study for XOMA 358 in patients with congenital hyperinsulinemia.  XOMA’s endocrine portfolio also includes a Phase 2 ready product candidate targeting the prolactin receptor as well as other preclinical or research stage programs.  The Company’s products are presently in various stages of development and are subject to regulatory approval before they can be commercially launched.

On July 22, 2015, the Company announced the Phase 3 EYEGUARD-B study of gevokizumab in patients with Behçet’s disease uveitis, run by Servier, its partner for gevokizumab, did not meet the primary endpoint of time to first acute ocular exacerbation.  In August 2015, XOMA announced its intention to end the EYEGUARD global Phase 3 program.  In September 2015, Servier notified XOMA of its intention to terminate the Amended and Restated Collaboration and License Agreement dated February 14, 2012, as later amended on November 4, 2014 and January 9, 2015, and return the gevokizumab rights to XOMA. Termination of the collaboration agreement with Servier will be effective on March 25, 2016. As gevokizumab does not fit the Company’s strategic focus on endocrine diseases, the Company announced in March 2016 it is closing its Phase 3 study in pyoderma gangrenosum.

Liquidity and Management Plans

The Company has incurred operating losses since its inception and had an accumulated deficit of $1.1 billion at December 31, 2015.  Management expects operating losses and negative cash flows to continue for the foreseeable future.  As of December 31, 2015, the Company had $66.3 million in cash, cash equivalents and marketable securities, which is available to fund future operations. Taking into account the repayment of its outstanding debt classified within current liabilities on the Company’s consolidated balance sheet as of December 31, 2015, the Company anticipates that it has adequate resources to fund its operations through December 31, 2016.

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

2. Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an on-going basis, management evaluates its estimates including, but not limited to, those related to contingent warrant liabilities, revenue recognition, debt amendments, research and development expense, long-lived assets, restructuring liabilities, legal contingencies, derivative instruments and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates, such as the Company’s billing under government contracts and the Company’s accrual for clinical trial expenses. Under the Company’s contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), the Company bills using NIH provisional rates and thus is subject to future audits at the discretion of NIAID’s contracting office. These audits can result in an adjustment to revenue previously reported which potentially could be significant. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions.

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

Payment related to an option to purchase the Company’s commercialization rights is considered substantive if, at the inception of the arrangement, the Company is at risk as to whether the collaboration partner will choose to exercise the option. Factors that the Company considers in evaluating whether an option is substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the arrangement without exercising the option, the cost to exercise the option and the likelihood that the option will be exercised. For arrangements under which an option is considered substantive, the Company does not consider the item underlying the option to be a deliverable at the inception of the arrangement and the associated option fees are not included in allocable arrangement consideration, assuming the option is not priced at a significant and incremental discount. Conversely, for arrangements under which an option is not considered substantive or if an option is priced at a significant and incremental discount, the Company would consider the item underlying the option to be a deliverable at the inception of the arrangement and a corresponding amount would be included in allocable arrangement consideration.

Contract and Other Revenues

Contract revenue for research and development involves the Company providing research and development and manufacturing services to collaborative partners, biodefense contractors or others. Cost reimbursement revenue under collaborative agreements is recorded as contract and other revenues and is recognized as the related research and development costs are incurred, as provided for under the terms of these agreements. Revenue for certain contracts is accounted for by a proportional performance, or output-based, method where performance is based on estimated progress toward elements defined in the contract. The amount of contract revenue and related costs recognized in each accounting period are based on management’s estimates of the proportional performance during the period. Adjustments to estimates based on actual performance are recognized on a prospective basis and do not result in reversal of revenue should the estimate to complete be extended. In 2014, the Company had a $1.8 million adjustment to decrease previously invoiced balances from the NIAID contract (see Note 4).

Up-front fees associated with contract revenue are recorded as license and collaborative fees and are recognized in the same manner as the final deliverable, which is generally ratably over the period of the continuing performance obligation. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the arrangement.

Royalty revenue and royalty receivables are recorded in the periods these royalty amounts are earned, if estimable and collectibility is reasonably assured. The royalty revenue and receivables recorded in these instances are based upon communication with collaborative partners or licensees, historical information and forecasted sales trends.

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

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payment awards made to the Company’s employees, consultants and directors that are expected to vest based on estimated fair values. The valuation of stock option awards is determined at the date of grant using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). The Black-Scholes Model requires inputs such as the expected term of the option, expected volatility and risk-free interest rate. To establish an estimate of expected term, the Company considers the vesting period and contractual period of the award and its historical experience of stock option exercises, post-vesting cancellations and volatility. The estimate of expected volatility is based on the Company’s historical volatility. The risk-free rate is based on the yield available on United States Treasury zero-coupon issues corresponding to the expected term of the award.

The valuation of restricted stock units (“RSUs”) is determined at the date of grant using the Company’s closing stock price.

To establish an estimate of forfeiture rate, the Company considers its historical experience of option forfeitures and terminations. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

Restructuring Charges

Restructuring costs, which primarily include termination benefits and contract termination costs, are recorded at estimated fair value. Key assumptions in determining the restructuring costs include the terms and payments that may be negotiated to terminate certain contractual obligations and the timing of employees leaving the Company.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid debt instruments with maturities of three months or less at the time the Company acquires them and that can be liquidated without prior notice or penalty to be cash equivalents.

All marketable securities have been classified as “available-for-sale” and are carried at fair value, with unrealized gains and losses, net of tax, if any, reported in other comprehensive income (loss). The estimate of fair value is based on publicly available market information. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense), net. The Company reviews its instruments for other-than-temporary impairment whenever the value of the instrument is less than the amortized cost. The cost of investments sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income (expense), net.

Property and Equipment and  Long-Lived Assets

Property and equipment is stated at cost less depreciation. Equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets (three to seven years). Leasehold improvements, buildings and building improvements are depreciated using the straight-line method over the shorter of the lease terms or the useful lives (one to fifteen years). Depreciation expense for assets acquired through capital leases is included in depreciation expense in the consolidated statements of comprehensive loss. Upon the sale or retirement of assets, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheets, and the resulting gain or loss, if any, is reflected in other income (expense), net in the consolidated statements of comprehensive loss. Repairs and maintenance costs are charged to expense as incurred.

Long-lived assets include property and equipment. The carrying value of our long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During the years ended December 31, 2015, 2014, and 2013, there were no such impairment losses recognized.

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

Income Taxes

The Company accounts for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount which is more likely than not to be realizable.

The recognition, derecognition and measurement of a tax position is based on management’s best judgment given the facts, circumstances and information available at each reporting date. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

Net Loss per Share of Common Stock

Basic net loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is based on the weighted average number of shares outstanding during the period, adjusted to include the assumed conversion of certain stock options, RSUs, and warrants for common stock. The calculation of diluted loss per share of common stock requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to earnings (loss) per share of common stock for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in ASC 605, Revenue Recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued an accounting update to defer the effective date by one year for public entities such that it is now applicable for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for periods beginning after December 15, 2016. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This ASU introduces an explicit requirement for management to assess if there is substantial doubt about an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Disclosures are required if conditions give rise to substantial doubt. ASU 2014-15 is effective for all entities in the first annual period ending after December 15, 2016. The adoption of this guidance is not expected to have any impact on the Company’s financial position and results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company early adopted ASU 2015-03 as of January 1, 2015, as permitted. There is no impact of early adoption of ASU 2015-03 on the consolidated statements of comprehensive loss. The impact of early adoption on the consolidated balance sheets for the periods presented is noted in the table below (in thousands):

	December 31, 2015			December 31, 2014
	Prior to Adoption of ASU 2015-03	ASU 2015-03 Adjustment	As Adopted	Prior to Adoption of ASU 2015-03	ASU 2015-03 Adjustment	As Adopted
Prepaid expenses and other current assets	$2,076	$(189)	$1,887	$2,088	$(229)	$1,859
Total current assets	$72,408	$(189)	$72,219	$83,842	$(229)	$83,613
Other assets	$838	$(174)	$664	$669	$-	$669
Total assets	$75,243	$(363)	$74,880	$89,631	$(229)	$89,402

Interest bearing obligations – current	$6,099	$(189)	$5,910	$19,247	$(229)	$19,018
Total current liabilities	$23,484	$(189)	$23,295	$36,475	$(229)	$36,246
Interest bearing obligations – long-term	$42,931	$(174)	$42,757	$16,290	$-	$16,290
Total liabilities	$77,552	$(363)	$77,189	$86,532	$(229)	$86,303

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes.  This ASU amends the existing guidance to require presentation of deferred tax assets and liabilities as noncurrent within a classified statement of financial position. The Company early adopted ASU 2015-17 effective December 2015 on a prospective basis. The adoption did not have an impact on the consolidated financial statements of the Company.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified the guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will become effective for the Company beginning in the first quarter of 2018. Early adoption is permitted. The Company is evaluating the impact of the adoption of this accounting guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes Topic 840, Leases. From a lessee accounting perspective, the core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. Reasonably certain is a high threshold that is consistent with and intended to be applied in the same way as the reasonably assured threshold under Topic 840. In addition, also consistent with Topic 840, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. Under Topic 842, there continues to be a differentiation between finance leases (which replaces capital leases) and operating leases. However, the principal difference from the previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under Topic 840. The guidance will become effective for the Company beginning in the first quarter of 2019. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company is evaluating the impact of the adoption of the standard on its consolidated financial statements.

3. Consolidated Financial Statement Detail

Cash and Cash Equivalents

At December 31, 2015, cash and cash equivalents consisted of demand deposits of $23.2 million and money market funds of $42.6 million with maturities of less than 90 days at the date of purchase. At December 31, 2014, cash and cash equivalents consisted of demand deposits of $10.8 million and money market funds of $67.6 million with maturities of less than 90 days at the date of purchase.

Marketable Securities

At December 31, 2015, marketable securities consisted of an investment in the common stock of a public entity of $0.5 million. At December 31, 2014, there were no marketable securities. The Company had no unrealized gains or losses associated with its marketable securities as of December 31, 2015.

Foreign Exchange Options

The Company holds debt and may incur revenue and expenses denominated in foreign currencies, which exposes it to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and the Euro. The Company is required in the future to make principal and accrued interest payments in Euros on its €15.0 million loan from Servier (see Note 8). In order to manage its foreign currency exposure related to these payments, in May 2011, the Company entered into two foreign exchange option contracts to buy €1.5 million and €15.0 million in January 2014 and January 2016, respectively. By having these option contracts in place, the Company’s foreign exchange rate risk is reduced if the U.S. dollar weakens against the Euro. However, if the U.S. dollar strengthens against the Euro, the Company is not required to exercise these options, but will not receive any refund on premiums paid.

Upfront premiums paid on these foreign exchange option contracts totaled $1.5 million. The fair values of these option contracts are revalued at each reporting period and are estimated based on pricing models using readily observable inputs from actively quoted markets. The fair values of these option contracts are included in other assets on the consolidated balance sheet and changes in fair value on these contracts are included in other income (expense), net on the consolidated statements of comprehensive loss.

As of December 31, 2014, one option contract had expired.  The remaining foreign exchange option was revalued at December 31, 2015 and 2014 and the fair value was zero.  The Company recognized losses of $6,000, $0.4 million, and $0.1 million related to the revaluation of these options for the years ended December 31, 2015, 2014, and 2013, respectively.

Trade and Other Receivables, net

Trade receivables are stated at their net realizable value.  Specific allowances are recorded for known troubled accounts or based on other available information. The Company reviews their exposure to accounts receivable, including the requirement for allowances based on management’s judgment. The Company has not historically experienced any significant losses. As of December 31, 2015 and 2014, the allowance for doubtful accounts amounted to $0.2 million and $0.4 million, respectively. Trade receivables are written off after all reasonable means to collect the full amount have been exhausted. The Company has not historically experienced any significant losses.

Trade and other receivables consisted of the following (in thousands):

	December 31,
	2015	2014
Trade receivables, net	$3,718	$2,993
Other receivables	351	316
Total	$4,069	$3,309

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2015	2014
Equipment and furniture	$14,431	$28,638
Buildings, leasehold and building improvements	2,776	9,343
Construction-in-progress	243	337
Land	—	310
	17,450	38,628
Less: Accumulated depreciation and amortization	(15,453)	(33,508)
Property and equipment, net	$1,997	$5,120

As of December 31, 2015, property and equipment held under capital leases, included under construction-in-progress above, amounted to $0.2 million, with accumulated depreciation of zero. Depreciation and amortization expense was $1.5 million, $1.9 million, and $2.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. In December 2015, the Company completed the sale of its land, building and certain equipment used for its manufacturing operations (see Note 6). The related cost and accumulated depreciation and amortization amounts of $15.9 million and $13.7 million, respectively, have been removed from the consolidated balance sheet and a gain of $3.5 million was recorded on the other income (expense), net line of the Company’s consolidated statements of comprehensive loss for the year ended December 31, 2015.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Accrued management incentive compensation	$2,609	$4,295
Accrued payroll and other benefits	2,156	3,061
Accrued legal and accounting fees	517	409
Accrued restructuring costs	459	—
Accrued clinical trial costs	406	1,424
Other	878	703
Total	$7,025	$9,892

4. Collaborative, Licensing and Other Arrangements

Collaborative and Other Agreements

Novartis

In November 2008, the Company restructured its product development collaboration with Novartis AG (“Novartis”) entered into in 2004 for the development and commercialization of antibody products for the treatment of cancer. Under the restructured agreement, the Company received $6.2 million in cash and $7.5 million in the form of debt reduction on its existing loan facility with Novartis. In addition, the Company could, in the future, receive potential milestones of up to $14.0 million and royalty rates which ranged from low-double digit to high-teen percentage rates for two ongoing product programs, CD40 and prolactin receptor antibodies and options to develop or receive royalties on additional programs. In exchange, Novartis received control over the CD40 and prolactin receptor antibody programs, as well as the right to expand the development of these programs into additional indications outside of oncology. Novartis has returned control of the prolactin receptor antibody program to the Company; which is now referred to as XOMA 213. The Company’s right to royalty-style payments expires on the later of the expiration of any licensed patent covering each product or 20 years from the launch of each product that is produced from a cell line provided to Novartis by XOMA. In 2013, the Company received a $7.0 million milestone relating to one currently active program. Pursuant to the obligations under the agreement, in January 2014, the Company made a payment, equal to 25 percent of the milestone received, or $1.75 million, toward its outstanding debt obligation to Novartis. In 2014 and 2015, no revenue was recognized under the collaboration agreement with Novartis.

A loan facility of up to $50.0 million was available to the Company to fund up to 75% of its share of development expenses incurred beginning in 2005 (see Note 8).

On September 30, 2015 (the “Effective Date”), the Company and Novartis International Pharmaceutical Ltd. (“Novartis International”) entered into a license agreement (the “License Agreement”) pursuant to which the Company granted Novartis International an exclusive, world-wide, royalty-bearing license to the Company’s anti-transforming growth factor beta (TGFβ) antibody program (the “anti-TGFβ Program”). Under the terms of the License Agreement, Novartis International has worldwide rights to the anti-TGFβ Program and is responsible for the development and commercialization of antibodies and products containing antibodies arising from the anti-TGFβ Program. Within 90 days of the Effective Date, the Company was required to transfer certain proprietary know-how, materials and inventory relating to the anti-TGFβ Program to Novartis International. The transfer of certain proprietary know-how, materials and inventory relating to the anti-TGFβ Program to Novartis International was completed in the fourth quarter of 2015.

Under the License Agreement, the Company received a $37.0 million upfront fee. The Company is also eligible to receive up to a total of $480.0 million in development, regulatory and commercial milestones. Any such payments will be treated as contingent consideration and recognized as revenue when they are achieved, as the Company has no performance obligations under the License Agreement beyond the initial 90-day period. No milestone payments have been received as of December 31, 2015. The Company is also eligible to receive royalties on sales of licensed products, which are tiered based on sales levels and range from a mid-single digit percentage rate to up to a low double-digit percentage rate. Novartis International’s obligation to pay royalties with respect to a particular product and country will continue for the longer of the date of expiration of the last valid patent claim covering the product in that country, or ten years from the date of the first commercial sale of the product in that country.

The License Agreement contains customary termination rights relating to material breach by either party. Novartis International also has a unilateral right to terminate the License Agreement on an antibody-by-antibody and country-by-country basis or in its entirety on one hundred eighty days’ notice.

The Company identified the following performance deliverables under the License Agreement: (i) the license, (ii) regulatory services to be delivered within 90 days from the Effective Date and (iii) transfer of materials, process and know-how, also to be delivered within 90 days from the Effective Date. The Company considered the provisions of the multiple-element arrangement guidance in determining how to recognize the revenue associated with these deliverables. The Company determined that none of the deliverables have standalone value and therefore has accounted for them as a single unit of account. The Company recognized the entire upfront payment as revenue in the consolidated statement of comprehensive loss as it had completed its performance obligations as of December 31, 2015.

In connection with the execution of the License Agreement, XOMA and Novartis Vaccines Diagnostics, Inc. (“NVDI”) executed an amendment to their Amended and Restated Research, Development and Commercialization Agreement dated July 1, 2008, as amended, relating to anti-CD40 antibodies (the “Collaboration Agreement Amendment”). Pursuant to the Collaboration Agreement Amendment, the parties agreed to reduce the royalty rates and period that XOMA is eligible to receive on sales of NVDI’s clinical stage anti-CD40 antibodies. These royalties are tiered based on sales levels and now range from a mid-single digit percentage rate to up to a low double-digit percentage rate and royalties are payable until the later of any licensed patent covering each product or ten years from the launch of each product. In addition, XOMA and NVDI amended the note agreement to extend the maturity date of the note from September 30, 2015 to September 30, 2020 (see Note 8). All other terms of the Amended and Restated Research, Development and Commercialization Agreement remained unchanged.

Servier

In December 2010, the Company entered into a license and collaboration agreement (“Collaboration Agreement”) with Servier, to jointly develop and commercialize gevokizumab in multiple indications, which provided for a non-refundable upfront payment of $15.0 million that was received by the Company in January 2011. The upfront payment was recognized over the eight month period that the initial group of deliverables were provided to Servier. In addition, the Company received a loan of €15.0 million, which was fully funded in January 2011, with the proceeds converting to $19.5 million at the date of funding (see Note 8). Under the terms of the Collaboration Agreement, Servier had worldwide rights to cardiovascular disease and diabetes indications and had rights outside the United States and Japan to all other indications, including non-infectious intermediate, posterior or pan-uveitis (“NIU”), Behçet’s disease uveitis, pyoderma gangrenosum, and other inflammatory and oncology indications. XOMA retained development and commercialization rights in the United States and Japan for all indications other than cardiovascular disease and diabetes.

Under the Collaboration Agreement, Servier funded all activities to advance the global clinical development and future commercialization of gevokizumab in cardiovascular-related diseases and diabetes.  Also, Servier funded the first $50.0 million of gevokizumab global clinical development and chemistry, manufacturing and controls expenses related to the three pivotal clinical trials under the EYEGUARD program. All remaining expenses related to these three pivotal clinical trials were shared equally between Servier and the Company. For the years ended December 31, 2015, 2014, and 2013, the Company recorded revenue of $1.2 million, $3.5 million, and $13.6 million, respectively, from this Collaboration Agreement.

On January 9, 2015, concurrent with a loan amendment (see Note 8), the Company and Servier entered into Amendment No. 2 to the Collaboration Agreement (“Collaboration Amendment”). Under the Collaboration Agreement, the Company was eligible to receive up to approximately €356.5 million in the aggregate in milestone payments if the Company re-acquired cardiovascular and/or diabetes rights for use in the United States, and approximately €633.8 million in aggregate milestone payments if the Company did not re-acquire those rights. Under the Collaboration Amendment, the Company was eligible to receive up to €341.5 million in the aggregate in milestone payments in the event the Company re-acquired the cardiovascular and/or diabetes rights for use in the United States and approximately €618.8 million if the Company did not re-acquire those rights. The milestone reductions were related to a low prevalence indication for which Servier would not have pursued development had these payments been required. All other terms of the Collaboration Agreement remained unchanged.

On September 28, 2015, Servier notified XOMA of its intention to terminate the Collaboration Agreement, as amended, and return the gevokizumab rights to XOMA. The termination will be effective on March 25, 2016, and does not result in a change to the maturity date of the Company’s loan with Servier (see Note 8). As the Company will no longer be required to provide services to Servier under the Collaboration Agreement beyond the effective date, the Company will amortize the remaining deferred revenue through March 2016. As of December 31, 2015, the deferred revenue – current associated with this collaboration was $0.6 million.

NIAID

In September 2008, the Company announced that it had been awarded a $64.8 million multiple-year contract funded with federal funds from NIAID (Contract No. HHSN272200800028C), to continue the development of anti-botulinum antibody product candidates. The contract work is being performed on a cost plus fixed fee basis over a three-year period. The Company recognizes revenue under the arrangement as the services are performed on a proportional performance basis. In 2011, the NIH conducted an audit of the Company’s actual data for period from January 1, 2007 through December 31, 2009 and developed final billing rates for this period. As a result, the Company retroactively applied these NIH rates to the invoices from this period resulting in an increase in revenue of $1.1 million from the NIH, excluding $0.9 million billed to the NIH in 2010 resulting from the Company’s performance of a comparison of 2009 calculated costs incurred and costs billed to the government under provisional rates. In 2014, upon completion of a NIAID review of hours and external expenses, XOMA agreed to exclude certain hours and external expenses resulting in a $1.8 million adjustment to decrease previously invoiced balances. The adjustment was offset by a $1.9 million deferred revenue balance that was recorded in 2012 as a result of a rate adjustment for the period 2007 to 2009. This adjustment reduced accounts receivable and deferred revenue by $1.8 million to reflect the final settlement of the 2008 to 2013 hours and external review. The remaining $0.1 million in deferred revenue in connection with the 2011 NIH rate audit will be recognized upon completion of negotiations with and approval by the NIH. The Company recognized revenue of $0.2 million, $1.2 million and $4.4 million under this contract, for the years ended December 31, 2015, 2014 and 2013, respectively.

In October 2011, the Company announced that NIAID had awarded the Company a new contract under Contract No. HHSN272201100031C for up to $28.0 million over five years to develop broad-spectrum antitoxins for the treatment of human botulism poisoning. The contract work is being performed on a cost plus fixed fee basis over the life of the contract and the Company is recognizing revenue under the arrangement as the services are performed on a proportional performance basis. The Company recognized revenue of $4.9 million, $8.4 million and $4.7 million under this contract, for the years ended December 31, 2015, 2014 and 2013, respectively.

Takeda

In November 2006, the Company entered into a fully funded collaboration agreement with Takeda for therapeutic monoclonal antibody discovery and development. Under the agreement, Takeda will make up-front, annual maintenance and milestone payments to the Company, fund its research and development and manufacturing activities for preclinical and early clinical studies and pay royalties on sales of products resulting from the collaboration. Takeda will be responsible for clinical trials and commercialization of drugs after an Investigational New Drug Application submission and is granted the right to manufacture once the product enters into Phase 2 clinical trials. During the collaboration, the Company will discover therapeutic antibodies against targets selected by Takeda. The Company will recognize revenue on the up-front and annual payments on a straight-line basis over the expected term of each target antibody discovery, on the research and development and manufacturing services as they are performed on a time and materials basis, on the milestones when they are achieved and on the royalties when the underlying sales occur. The Company recognized revenue of $0.1 million, $1.6 million and $0.1 million under this agreement for the years ended December 31, 2015, 2014 and 2013, respectively.

Under the terms of this agreement, the Company may receive milestone payments aggregating up to $19.0 million relating to one undisclosed product candidate and low single-digit royalties on future sales of all products subject to this license.  In addition, in the event Takeda were to develop additional future qualifying product candidates under the terms of the agreement, the Company would be eligible for milestone payments aggregating up to $20.8 million for each such qualifying product candidate.  The Company’s right to milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation of all research and development activities with respect to all program antibodies, collaboration targets and/or collaboration products.  The Company’s right to royalties expires on the later of 13.5 years from the first commercial sale of each royalty-bearing discovery product or the expiration of the last-to-expire licensed patent.

In February 2009, the Company expanded its existing collaboration agreement with Takeda to provide Takeda with access to multiple antibody technologies, including a suite of research and development technologies and integrated information and data management systems. The Company may receive milestones of up to $3.3 million per discovery product candidate and low single-digit royalties on future sales of all antibody products subject to this license. The Company’s right to milestone payments expires on the later of the receipt of payment from Takeda of the last amount to be paid under the agreement or the cessation of all research and development activities with respect to all program antibodies, collaboration targets and/or collaboration products. The Company’s right to royalties expires on the later of 10 years from the first commercial sale of such royalty-bearing discovery product, or the expiration of the last-to-expire licensed patent.

Pfizer

In August 2007, the Company entered into a license agreement (the “2007 Agreement”) with Pfizer Inc. (“Pfizer”) for non-exclusive, worldwide rights for XOMA’s patented bacterial cell expression technology for research, development and manufacturing of antibody products. Under the terms of the 2007 Agreement, the Company received a license fee payment of $30.0 million in 2007.

From 2011 through 2015, the Company received milestone payments aggregating $4.2 million.

On December 3, 2015, the Company and Pfizer entered into a settlement and amended license agreement pursuant to which XOMA granted Pfizer a fully-paid, royalty-free, worldwide, irrevocable, non-exclusive license right to XOMA’s patented bacterial cell expression technology for phage display and other research, development and manufacturing of antibody products. Under the amended license agreement, the Company received a cash payment of $3.8 million in full satisfaction of all obligations to XOMA under the 2007 Agreement, including but not limited to potential milestone, royalty and other fees under the 2007 Agreement. The Company recognized the entire payment from Pfizer as revenue upon delivery of the license in 2015.

In August 2005, the Company entered into a license agreement with Wyeth (subsequently acquired by Pfizer) for non-exclusive, worldwide rights for certain of XOMA’s patented bacterial cell expression technology for vaccine manufacturing. Under the terms of this agreement, the Company received a milestone payment in November 2012 relating to TRUMENBA®, a meningococcal group B vaccine marketed by Pfizer. The Company receives a fraction of a percentage of sales of TRUMENBA as royalties. The Company’s right to royalties expires on a country-by-country basis upon the later of the expiration of the last-to-expire licensed patent or 10 years from the first commercial sale of TRUMENBA.

Novo Nordisk

On December 1, 2015, the Company and Novo Nordisk A/S (“Novo Nordisk ”) entered into a license agreement pursuant to which XOMA has granted to Novo Nordisk an exclusive, world-wide, royalty-bearing license to XOMA’s XMetA program of allosteric monoclonal antibodies that positively modulate the insulin receptor (the “XMetA Program”), subject to XOMA’s retained commercialization rights for rare disease indications. Novo Nordisk has an option to add these retained rights to its license upon payment of an option fee.

Novo Nordisk will have worldwide rights to the XMetA Program and will be solely responsible at its expense for the development and commercialization of antibodies and products containing antibodies arising from the XMetA Program, subject to the Company’s retained rights described above. The Company has transferred certain proprietary know-how and materials relating to the XMetA Program to Novo Nordisk. Under the agreement, XOMA received a $5.0 million, non-creditable, non-refundable, upfront payment. Based on the achievement of pre-specified criteria, XOMA is eligible to receive up to $290.0 million in development, regulatory and commercial milestones. No milestone payments have been received as of December 31, 2015.  XOMA is also eligible to receive royalties on sales of licensed products, which are tiered based on sales levels and range from a mid-single digit percentage rate to up to a high single digit percentage rate. Novo Nordisk’s obligation to pay development and commercialization milestones will continue for so long as Novo Nordisk is developing or selling products under the agreement, subject to the maximum milestone payment amounts set forth above. Novo Nordisk’s obligation to pay royalties with respect to a particular product and country will continue for the longer of the date of expiration of the last valid patent claim covering the product in that country, or ten years from the date of the first commercial sale of the product in that country.

The agreement contains customary termination rights relating to material breach by either party. Novo Nordisk also has a unilateral right to terminate the agreement in its entirety upon 90 days’ notice.

The Company identified the following performance deliverables under the agreement: (i) the license, and (ii) the transfer of technology and know-how to be delivered within 60 days from December 1, 2015. The Company has delivered the majority of the technology and know-how to Novo Nordisk as of December 31, 2015 and determined that any remaining items are perfunctory to the arrangement. Accordingly, the Company has recognized the entire $5.0 million upfront fee as revenue in 2015.

5. Fair Value Measurements

The Company records its financial assets and liabilities at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, marketable securities, trade receivable and accounts payable, approximate their fair value due to their short maturities. Fair value is defined as the exchange price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting guidance for fair value establishes a framework for measuring fair value and a fair value hierarchy that prioritizes the inputs used in valuation techniques. The accounting standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$42,590	$—	$—	$42,590
Marketable securities	496	—	—	496
Total	$43,086	$—	$—	$43,086

Liabilities:
Contingent warrant liabilities	$—	$—	$10,464	$10,464

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$67,569	$—	$—	$67,569
Foreign exchange options (2)	—	6	—	6
Total	$67,569	$6	$—	$67,575

Liabilities:
Contingent warrant liabilities	$—	$—	$31,828	$31,828

(1) Included in cash and cash equivalents

(2) Included in other assets

During the years ended December 31, 2015 and 2014, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The estimated fair value of the foreign exchange options as of December 31, 2015 was zero.  The estimated fair value of the foreign exchange options at December 31, 2015 and 2014 was determined using readily observable market inputs from actively quoted markets obtained from various third-party data providers. These inputs, such as spot rate, forward rate and volatility have been derived from readily observable market data, meeting the criteria for Level 2 in the fair value hierarchy. The change in the fair value is recorded in other income (expense), net line of the consolidated statements of comprehensive loss.

The estimated fair value of the contingent warrant liabilities at December 31, 2015 and 2014 was determined using the Black-Scholes Model, which requires inputs such as the expected term of the warrants, volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. The Company’s common stock price represents a significant input that affects the valuation of the warrants. The change in the fair value is recorded as a gain or loss in the revaluation of contingent warrant liabilities line of the consolidated statements of comprehensive loss.

The estimated fair value of the contingent warrant liabilities was estimated using the following range of assumptions at December 31, 2015 and 2014:

December 31,
	2015	2014
Expected volatility	166% - 183%	70% - 73%
Risk-free interest rate	0.64% - 0.74%	0.03% - 0.67%
Expected term (in years)	0.94 - 1.19	0.09 - 2.19

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the years ended December 31, 2015 and 2014 (in thousands):

Balance at December 31, 2013	$69,869
Initial fair value of warrants issued in December 2014 warrant	10,258
Reclassification of contingent warrant liability to equity upon exercise of warrants	(2,526)
Decrease in estimated fair value of contingent warrant liabilities upon revaluation	(45,773)
Balance at December 31, 2014	31,828
Reclassification of contingent warrant liability to equity upon exercise of warrants	(3,552)
Decrease in estimated fair value of contingent warrant liabilities upon revaluation	(17,812)
Balance at December 31, 2015	$10,464

The fair value of the Company’s outstanding interest-bearing obligations is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at December 31, 2015 and 2014 are as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Hercules term loan	$19,653	$21,231	$—	$—
Servier loan	15,331	15,185	16,290	17,068
Novartis note	13,683	13,394	13,357	12,923
General Electric Capital Corporation term loan	—	—	5,661	6,470
Total	$48,667	$49,810	$35,308	$36,461

6. Dispositions

Biodefense Assets

On November 4, 2015, XOMA and Nanotherapeutics Inc. (“Nanotherapeutics”) entered into an asset purchase agreement (the “Nanotherapeutics Purchase Agreement”), pursuant to which Nanotherapeutics agreed, subject to the terms and conditions set forth in the Nanotherapeutics Purchase Agreement, to acquire XOMA’s biodefense business and related assets (including, subject to regulatory approval, certain contracts with the U.S. government), and to assume certain liabilities of XOMA (the “Transaction”).  As part of the Transaction, the parties will, subject to the terms and conditions of the asset purchase agreement and the satisfaction of certain conditions, enter into an intellectual property license agreement (the “License Agreement”), pursuant to which XOMA agreed to license to Nanotherapeutics, subject to the terms and conditions set forth in the License Agreement, certain intellectual property rights related to the purchased assets. Under the License Agreement, the Company is eligible to receive up to $4.5 million of cash payments upon Nanotherapeutics’ execution of a contract with the Defense Threat and Reduction Agency. In addition, the Company is eligible to receive 15% royalties on net sales of products.

Manufacturing Facility

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

On December 31, 2015, XOMA completed the sale of the manufacturing facility, including certain related equipment and furniture, and the grant of non-exclusive licenses for certain of its patents and general know-how to Agenus for cash consideration of $4.7 million, net of the assumed liabilities of $0.3 million at closing. In addition to the cash consideration, XOMA received 109,211 shares of common stock of Agenus with an aggregate value of $0.5 million.  The remaining $0.5 million of Agenus common stock will only be received upon the Company’s satisfaction of certain organizational matters, which XOMA may or may not be able to satisfy.  Agenus also paid $0.2 million to the Company as consideration for the employees who would not have otherwise been retained by the Company had the manufacturing facility closed on October 31, 2015. At closing, the carrying value of the assets sold was $2.2 million. The Company believes that the assets related to the manufacturing facility and certain other assets sold to Agenus include all key inputs and processes necessary to generate output from a market participant’s perspective. Accordingly, the Company has determined that such assets qualify as a business. The Company recorded the gain on the sale of a business of $3.5 million in the other income (expense), net line of the consolidated statement of comprehensive loss for the year ended December 31, 2015.

7. Restructuring Charges

On July 22, 2015, the Company announced the Phase 3 EYEGUARD-B study of gevokizumab in patients with Behçet’s disease uveitis, run by Servier, did not meet the primary endpoint of time to first acute ocular exacerbation.  Due to the results and the Company’s belief they would be predictive of results in its other EYEGUARD studies, in August 2015, XOMA announced its intention to end the EYEGUARD global Phase 3 program.  On August 21, 2015, the Company, in connection with its efforts to lower operating expenses and preserve capital while continuing to focus on its endocrine product pipeline, implemented a restructuring plan (the “2015 Restructuring”) that included a workforce reduction resulting in the termination of 38 employees.  The Company terminated an additional five employees on September 29, 2015 and an additional nine employees on October 20, 2015.

During the year ended December 31, 2015, the Company recorded charges of $2.9 million related to severance, other termination benefits and outplacement services in connection with the workforce reduction resulting from the 2015 Restructuring. In addition, the Company recognized an additional restructuring charge of $0.8 million in contract termination costs, which primarily include costs in connection with the discontinuation of the EYEGUARD studies.

Of the $3.7 million total expenses associated with the restructuring activities during 2015, the Company paid $3.2 million in 2015 and expects to pay approximately $0.5 million in 2016.

In January 2012, the Company implemented a streamlining of operations, which resulted in a restructuring plan (the “2012 Restructuring”) designed to sharpen its focus on value-creating opportunities led by gevokizumab and its unique antibody discovery and development capabilities. The restructuring plan included a reduction of XOMA’s personnel by 84 positions, or 34%. These staff reductions resulted primarily from the Company’s decisions to utilize a contract manufacturing organization for Phase 3 and commercial antibody production, and to eliminate internal research functions that are non-differentiating or that can be obtained cost effectively by contract service providers.

During the years ended December 31, 2015, 2014 and 2013, the Company incurred zero, $0.1 million and $0.3 million, respectively in restructuring charges related to facility costs resulting from the 2012 Restructuring.

The outstanding restructuring liabilities are included in accrued and other liabilities on the consolidated balance sheets. As of December 31, 2015 and 2014, the components of these liabilities are shown below (in thousands):

	Employee Severance	Contract
	and Other Benefits	Termination Costs	Facility Charges (1)	Total
Balance at December 31, 2013	$—	$—	$21	$21
Restructuring charges	—	—	84	84
Cash payments	—	—	(128)	(128)
Adjustments	—	—	23	23
Balance at December 31, 2014	—	—	—	—
Restructuring charges	2,933	766	—	3,699
Cash payments	(2,590)	(650)	—	(3,240)
Balance at December 31, 2015	$343	$116	$—	$459

(1)	Includes moving and relocation costs, and lease payments, net of sublease payments.

8. Long-Term Debt and Other Financings

Novartis Note

In May 2005, the Company executed a secured note agreement (the “Note Agreement”) with Novartis, which was due and payable in full in June 2015. Under the Note Agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrues at six-month LIBOR plus 2%, which was equal to 2.81% at December 31, 2015, and is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments could be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount does not exceed $50.0 million. The Company made this election for all interest payments. Accrued interest of $0.3 million, $0.3 million and $0.4 million was added to the principal balance of the note for the years ended December 31, 2015, 2014 and 2013, respectively. Loans under the Note Agreement were secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder. Pursuant to the terms of the arrangement as restructured in November 2008, the Company did not make any additional borrowings under the Novartis note.

In June 2015, the Company and Novartis Vaccines and Diagnostics, Inc. (“NVDI”), agreed to extend the maturity date of the Note Agreement from June 21, 2015, to September 30, 2015 (the “June 2015 Extension Letter”).

On September 30, 2015, concurrent with the execution of the License Agreement with Novartis International as discussed in Note 4, XOMA and NVDI executed an amendment to the June 2015 Extension Letter (the “Secured Note Amendment”). Pursuant to the Secured Note Amendment, the parties further extended the maturity date of the June 2015 Extension Letter from September 30, 2015 to September 30, 2020, and eliminated the mandatory prepayment previously required to be made with certain proceeds of pre-tax profits and royalties. In addition, upon achievement of a specified development and regulatory milestone, the then-outstanding principal amount of the note will be reduced by $7.3 million rather than the Company receiving such amount as a cash payment. All other terms of the original Note Agreement remain unchanged.

Pursuant to its obligations under the collaboration with NVDI, in January 2014, the Company made a payment, equal to 25 percent of a $7.0 million milestone received, or $1.75 million, toward its outstanding debt obligation to NVDI.

As of December 31, 2015, the outstanding principal balance under this Secured Note Amendment was $13.7 million and was included in interest bearing obligations – long term in the Company’s consolidated balance sheet. As of December 31, 2014, the outstanding principal balance under this arrangement was $13.4 million and was included in interest bearing obligations – current in the Company’s consolidated balance sheet.

Servier Loan Agreement

In December 2010, in connection with the Collaboration Agreement entered into with Servier, the Company executed a loan agreement with Servier (the “Servier Loan Agreement”), which provided for an advance of up to €15.0 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million at that time. The loan is secured by an interest in XOMA’s intellectual property rights to all gevokizumab indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period was 3.22% and was reset semi-annually ranging from 2.05% to 3.83%. Interest for the six-month period from mid-January 2015 through mid-July 2015 was reset to 2.16%.  Interest for the six-month period from mid-July 2015 through mid-January 2016 was reset to 2.05%. Interest is payable semi-annually; however, the Servier Loan Agreement provides for a deferral of interest payments over a period specified in the agreement. During the deferral period, accrued interest will be added to the outstanding principal amount for the purpose of interest calculation for the next six-month interest period. On the repayment commencement date, all unpaid and accrued interest shall be paid to Servier and thereafter, all accrued and unpaid interest shall be due and payable at the end of each six-month period. In January 2016, the Company made payments to Servier of $0.2 million in accrued interest as well as the principal balance due described below.

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

Upon initial issuance, the loan had a stated interest rate lower than the market rate based on comparable loans held by similar companies, which represents additional value to the Company. The Company recorded this additional value as a discount to the carrying value of the loan amount, at its fair value of $8.9 million. The fair value of this discount, which was determined using a discounted cash flow model, represents the differential between the stated terms and rates of the loan, and market rates. Based on the association of the loan with the collaboration arrangement, the Company recorded the offset to this discount as deferred revenue.

The loan discount was amortized to interest expense under the effective interest method over the remaining life of the loan. The loan discount balance at the time of the Loan Amendment was $1.9 million, which was being amortized over the remaining term of the Loan Amendment. The Company recorded non-cash interest expense resulting from the amortization of the loan discount of $0.7 million, $1.9 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, the net carrying value of the loan was $15.3 million and $16.2 million, respectively. For the years ended December 31, 2015 and 2014, the Company recorded unrealized foreign exchange losses of $0.2 million and $0.3 million, respectively, related to the re-measurement of the loan discount. For the year ended December 31, 2013, the Company recorded an unrealized foreign exchange gain of $0.2 million related to the re-measurement of the loan discount.

On September 28, 2015, Servier terminated the Collaboration Agreement with the required 180-day notice and none of the acceleration clauses were triggered; therefore, the termination of the Collaboration Agreement had no impact on the loan balance as of December 31, 2015.

The outstanding principal balance under this loan was $16.4 million and $18.2 million, using a euro to US dollar exchange rate of 1.091 and 1.216, as of December 31, 2015 and 2014, respectively. The Company recorded unrealized foreign exchange gains of $1.9 million and $2.4 million for the years ended December 31, 2015 and 2014, related to the re-measurement of the loan. The Company recognized an unrealized foreign exchange loss of $0.8 million for the year ended December 31, 2013, related to the re-measurement of the loan.

General Electric Capital Corporation Term Loan

In December 2011, the Company entered into a loan agreement (the “GECC Loan Agreement”) with General Electric Capital Corporation (“GECC”), under which GECC agreed to make a term loan in an aggregate principal amount of $10.0 million (the “Term Loan”) to the Company, and upon execution of the GECC Loan Agreement, GECC funded the Term Loan.

In connection with the GECC Loan Agreement, the Company issued to GECC unregistered warrants that entitle GECC to purchase up to an aggregate of 263,158 unregistered shares of XOMA common stock at an exercise price equal to $1.14 per share. These warrants are exercisable immediately and have a five-year term expiring in December 2016. As of December 31, 2015 and 2014, all of these warrants were outstanding.

In September 2012, the Company entered into an amendment to the GECC Loan Agreement which provided for an additional term loan in the amount of $4.6 million, increasing the term loan obligation to $12.5 million (the “Amended Term Loan”) and provided for an interest-only monthly repayment period following the effective date of the amendment through March 1, 2013, at a stated interest rate of 10.9% per annum. Thereafter, the Company was obligated to make monthly principal payments of $347,222, plus accrued interest, over a 27-month period commencing on April 1, 2013, and through June 15, 2015, at which time the remaining outstanding principal amount of $3.1 million, plus accrued interest, was due.  The Company incurred debt issuance costs of approximately $0.2 million and was required to make a final payment fee in the amount of $875,000 on the date upon which the outstanding principal amount was required to be repaid in full.  This final payment fee replaced the original final payment fee of $500,000. The debt issuance costs and final payment fee were being amortized and accreted, respectively, to interest expense over the term of the Amended Term Loan using the effective interest method.

In connection with the amendment, on September 27, 2012 the Company issued to GECC unregistered stock purchase warrants, which entitle GECC to purchase up to an aggregate of 39,346 shares of XOMA common stock at an exercise price equal to $3.54 per share. These warrants are exercisable immediately and have a five-year term expiring in September 2017. As of December 31, 2015, all of these warrants were outstanding.

The Company allocated the aggregate proceeds of the GECC Term Loan between the warrants and the debt obligation based on their relative fair values.  The estimated fair value of the warrants issued to GECC was determined using the Black-Scholes Model. The fair value of the warrants with the GECC Loan Agreement and the subsequent September 27, 2012 amendment had estimated fair values of $0.2 million and $0.1 million, respectively, and were recorded as a discount to the debt obligation, which was amortized over the term of the loan using the effective interest method. The warrants are classified in permanent equity on the consolidated balance sheets.

The Company may prepay the Amended Term Loan voluntarily in full, but not in part, and any voluntary and certain mandatory prepayments were subject to a prepayment premium of 3% in the first year after the effective date of the loan amendment, 2% in the second year and 1% thereafter, with certain exceptions.  The Company was also required to pay the $875,000 final payment fee in connection with any voluntary or mandatory prepayment. On the effective date of the loan amendment, the Company paid an accrued final payment fee in the amount of $0.2 million relating to the original final payment fee of $500,000.

At December 31, 2014, the outstanding principal balance under the Amended Term Loan was $5.2 million.

The GECC Term Loan was paid in full on February 27, 2015, when Hercules Technology Growth Capital, Inc. (“Hercules”) and the Company entered into a loan and security agreement (the “Hercules Term Loan”), under which the Company borrowed $20.0 million. The Company used a portion of the proceeds under the Hercules Term Loan to repay GECC’s outstanding principle balance, final payment fee, prepayment fee, and accrued interest totaling $5.5 million. A loss on extinguishment of $0.4 million from the payoff of the GECC Term Loan was recognized as interest expense during the year ended December 31, 2015.

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

The Company incurred debt issuance costs of $0.5 million in connection with the Hercules Term Loan. The Company will be required to pay a final payment fee equal to $1.2 million on the maturity date, or such earlier date as the term loan is paid in full. The debt issuance costs and final payment fee are being amortized and accreted, respectively, to interest expense over the term of the term loan using the effective interest method. The Company recorded non-cash interest expense resulting from the amortization of the debt issuance costs and accretion of the final payment of $0.5 million for the year ended December 31, 2015.

In connection with the Hercules Term Loan, the Company issued unregistered warrants that entitle Hercules to purchase up to an aggregate of 181,268 unregistered shares of XOMA common stock at an exercise price equal to $3.31 per share. These warrants were exercisable immediately and have a five-year term expiring in February 2020. The Company allocated the aggregate proceeds of the Hercules Term Loan between the warrants and the debt obligation. The fair value of the warrants issued to Hercules was determined using the Black-Scholes Model and was estimated to be $0.5 million. The estimated fair value of the warrants was recorded as a discount to the debt obligation.  The debt discount is being amortized over the term of the loan using the effective interest method. The warrants are classified in stockholders’ equity on the consolidated balance sheets. As of December 31, 2015, all of these warrants were outstanding.

The Company evaluated the Hercules Term Loan in accordance with accounting guidance for derivatives and determined there was de minimis value to the identified derivative features of the loan at inception and December 31, 2015.

As of December 31, 2015, the outstanding principal balance of the Hercules Term Loan was $20.0 million. At December 31, 2015, the net carrying value of the Hercules Term Loan was $ 19.7 million.

Aggregate future principal, final fee payments and discounts of the Company’s total interest bearing obligations as of December 31, 2015 are as follows (in thousands):

Year Ended December 31,	Amounts
2016	$9,038
2017	14,677
2018	17,879
2019	—
2020	15,664
57,258
Less: Interest, final payment fee, discount and issuance cost	(8,591)
48,667
Less: interest bearing obligations – current	(5,910)
Interest bearing obligations – non-current	$42,757

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense in the consolidated statements of comprehensive loss for the years ended December 31, 2015, 2014, and 2013 relates to the following debt instruments (in thousands):

	Year Ended December 31,
	2015	2014	2013
Hercules loan	$2,223	$—	$—
Servier loan	1,083	2,330	2,152
GECC term loan	548	1,638	2,064
Novartis note	329	312	362
Other	11	23	53
Total interest expense	$4,194	$4,303	$4,631

9. Income Taxes

The total income tax benefit consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal income tax benefit	$—	$—	$(14)
Total	$—	$—	$(14)

The Company has significant losses in 2015, 2014 and 2013 and as such there was no income tax expense for the years ended December 31, 2015, 2014, and 2013. The income tax benefit in 2013 relates to federal refundable credits.

Reconciliation between the tax provision computed at the federal statutory income tax rate of 34% and the Company’s actual effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal tax at statutory rate	34%	34%	34%
Warrant valuation	29%	40%	-17%
Permanent items and other	-15%	-1%	0%
Valuation allowance	-48%	-73%	-17%
Total	0%	0%	0%

The significant components of net deferred tax assets as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31,
	2015	2014
Capitalized research and development expenses	$50,808	$50,852
Net operating loss carryforwards	115,869	105,042
Research and development and other credit carryforwards	24,268	12,108
Other	18,748	22,060
Total deferred tax assets	209,693	190,062
Valuation allowance	(209,693)	(190,062)
Net deferred tax assets	$—	$—

The net increase (decrease) in the valuation allowance was $19.6 million, $29.9 million, and $(73.9) million for the years ended December 31, 2015, 2014, and 2013, respectively.

As of December 31, 2015, the Company had federal net operating loss carry-forwards of approximately $311.5 million and state net operating loss carry-forwards of approximately $202.7 million to offset future taxable income. The net operating loss carry-forwards include $5.2 million which relates to stock option deductions that will be recognized through additional paid in capital when utilized.  As such, these deductions are not reflected in the Company’s deferred tax assets.  No federal net operating loss carry-forward expired in 2015, 2014, and 2013. California net operating losses of $22.4 million, $54.3 million, and $16.8 million, expired in the years 2015, 2014, and 2013, respectively.

Accounting standards provide for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based upon the weight of available evidence, which includes the Company’s historical operating performance and carry-back potential, the Company has determined that total deferred tax assets should be fully offset by a valuation allowance.

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), the Company experienced ownership changes in 2009 and 2012 which substantially limit the future use of its pre-change Net Operating Losses (“NOLs”) and certain other pre-change tax attributes per year.  The Company has excluded the NOLs and R&D credits that will expire as a result of the annual limitations in the deferred tax assets as of December 31, 2015. To the extent that the Company does not utilize its carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will expire unused.

The Company files income tax returns in the U.S. federal jurisdiction, State of California, Maryland, Alabama, Texas and Ireland. The Internal Revenue Service has completed an audit of the Company's 2009 and 2010 federal income tax returns which resulted in no change. The Company’s federal income tax returns for tax years 2012 and beyond remain subject to examination by the Internal Revenue Service.  The Company’s State and Irish income tax returns for tax years 2011 and beyond remain subject to examination by state tax authorities and Irish Revenue Commissioner. In addition, all of the net operating losses and research and development credit carry-forwards that may be used in future years are still subject to adjustment.

The following table summarizes the Company's activity related to its unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at January 1	$5,503	$4,274	$4,104
Increase related to current year tax position	2,687	720	164
Increase related to prior year tax position	1,476	509	6
Balance at December 31	$9,666	$5,503	$4,274

As of December 31, 2015, the Company had a total of $8.0 million of net unrecognized tax benefits, none of which would affect the effective tax rate upon realization. The Company currently has a full valuation allowance against its U.S. net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

The Company does not expect the unrecognized tax benefits to change significantly over the next twelve months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2015, the Company has not accrued interest or penalties related to uncertain tax positions.

10. Compensation and Other Benefit Plans

The Company grants qualified and non-qualified stock options, RSUs, common stock and other stock-based awards under various plans to directors, officers, employees and other individuals. Stock options are granted at exercise prices of not less than the fair market value of the Company’s common stock on the date of grant. Generally, stock options granted to employees fully vest four years from the grant date and expire ten years from the date of the grant or three months from the date of termination of employment (longer in case of death or certain retirements). However, certain options granted to employees vest monthly or immediately, certain options granted to directors vest monthly over one year or three years and certain options may fully vest upon a change of control of the Company or may accelerate based on performance-driven measures. Additionally, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase Company shares at a purchase price equal to 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period.

Employee Stock Purchase Plan

Under the ESPP plan approved by the Company’s stockholders in May 1998 (the “1998 ESPP”), the Company is authorized to issue up to 233,333 shares of common stock to employees through payroll deductions at a purchase price per share equal to 95% of the closing price of XOMA shares on the exercise date. An employee may elect to have payroll deductions made under the 1998 ESPP for the purchase of shares in an amount not to exceed 15% of the employee’s compensation.

In May 2015, the Company’s stockholders approved the Employee Stock Purchase Plan (the “2015 ESPP”) which replaced the 1998 ESPP. Under the 2015 ESPP, the Company reserved 300,000 shares of common stock for issuance as of its effective date of July 1, 2015, subject to adjustment in the event of a stock split, stock dividend, combination or reclassification or similar event. The 2015 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. The 2015 ESPP provides for six-month offering periods ending on May 31 and November 30 of each year, with the exception of the first offering period, which lasts from July 1, 2015 through November 30, 2015, as the Company transition from the Company’s legacy employee stock purchase plan. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period.

During the years ended December 31, 2015, 2014, and 2013, employees purchased 120,595, 17,702, and 15,262 shares of common stock, respectively, under the ESPP plans. Net payroll deductions under 1998 ESPP and 2015 ESPP totaled $170,000, $74,000, and $60,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Deferred Savings Plan

Under section 401(k) of the Internal Revenue Code of 1986, the Board of Directors adopted, effective June 1, 1987, a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 50% of their eligible compensation per payroll period, up to a maximum for 2015 of $18,000 (or $24,000 for employees over 50 years of age) and for 2014 of $17,500 (or $23,000 for employees over 50 years of age). The Company may, at its sole discretion, make contributions each plan year, in cash or in shares of the Company’s common stock, in amounts which match up to 50% of the salary deferred by the participants. The expense related to these contributions was $0.8 million, $1.0 million, and $0.9 million for the years ended December 31, 2015, 2014, and 2013, respectively, and 100% was paid in common stock in each year.

Stock Option Plans

In May 2010, the Compensation Committee and the full Board adopted, and in July 2010 the Company’s stockholders approved, a new equity-based compensation plan, the 2010 Long Term Incentive and Share Award Plan, which has since been amended and restated as the Amended and Restated 2010 Long Term Incentive and Stock Award Plan (the “Long Term Incentive Plan”). The Long Term Incentive Plan is intended to consolidate the Company’s long-term incentive compensation under a single plan, by replacing the Option Plan, the Restricted Plan and the 1992 Directors Share Option Plan (the “Directors Plan”) going forward, and to provide a more current set of terms pursuant to which to provide this type of compensation. In May 2014, the Company’s stockholders approved an amendment to the Company’s Long Term Incentive Plan to (a) increase the number of shares of common stock issuable over the term of the plan by an additional 5,350,000 to 18,771,206 shares in the aggregate and (b) provide that, for each stock appreciation right, restricted share, restricted stock unit, performance share, performance unit, dividend equivalent or other stock-based award issued, the number of available shares under the plan will be reduced by 1.18 shares.

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

As of December 31, 2015, the Company had 3,935,778 shares available for grant under the stock option plans. As of December 31, 2015, options and RSUs covering 10,148,543 shares of common stock were outstanding under the stock option plans.

Stock Options

The stock options vest monthly over four years for employees and one year for directors. Stock options held by employees who qualify for retirement age (defined as employees that are a minimum of 55 years of  age and the sum of their age plus years of full-time employment with the Company exceeds 70 years) vest  on the earlier of scheduled vest date or the date of retirement.

Stock Option Plans Summary

The following table summarizes the Company’s stock option activity:

	2015		2014		2013
	Number of shares	Weighted Average Exercise Price Per Share	Number of shares	Weighted Average Exercise Price Per Share	Number of shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	7,702,309	$8.15	7,216,041	$8.42	6,788,383	$8.99
Granted	1,797,222	3.78	1,891,989	6.69	1,168,203	3.13
Exercised	(163,663)	1.89	(915,911)	3.91	(589,355)	2.26
Forfeited, expired or cancelled	(1,645,571)	12.51	(489,810)	14.36	(151,190)	17.46
Outstanding at end of year	7,690,297	6.33	7,702,309	8.15	7,216,041	8.42
Exercisable at end of year	5,604,615	$6.93	4,908,925	$9.98	4,814,926	$11.14
Weighted-average grant-date fair value		$2.60		$4.49		$2.27

The aggregate intrinsic value of stock options exercised in 2015, 2014, and 2013 was $0.4 million, $2.9 million, and $1.7 million, respectively.

As of December 31, 2015, there were 7,486,402 stock options vested and expected to vest with a weighted average exercise price per share of $6.37, aggregate intrinsic value of $13,000, and a weighted average remaining contractual term of 6.3 years. As of December 31, 2015, there were 5,604,615 stock options exercisable with an aggregate intrinsic value of $10,000 and a weighted average remaining contractual term of 5.7 years.

As of December 31, 2015, $4.8 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Units

RSUs generally vest over three years for employees and one year for directors.  In 2015, the Company granted certain RSUs with a one-year vesting period.  RSUs held by employees who qualify for retirement age (defined as employees that are a minimum of 55 years of  age and the sum of their age plus years of full-time employment with the Company exceeds 70 years) vest on the earlier of scheduled vest date or the date of retirement.

Unvested RSU activity for the year ended December 31, 2015 is summarized below:

		Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value
Unvested balance at January 1, 2015	1,953,879	$5.46
Granted	2,113,432	3.25
Vested	(1,184,147)	4.64
Forfeited	(757,403)	4.48
Unvested balance at December 31, 2015	2,125,761	$4.07

The total grant-date fair value of RSUs that vested in 2015, 2014 and 2013 was $5.5 million, $3.9 million and $1.6 million, respectively. As of December 31, 2015, $4.9 million of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted average period of 1.5 years.

Stock-based Compensation Expense

The fair value of stock options granted during the years ended December 31, 2015, 2014, and 2013, was estimated based on the following weighted average assumptions for:

	Year Ended December 31,
	2015	2014	2013
Dividend yield	0%	0%	0%
Expected volatility	84%	92%	92%
Risk-free interest rate	1.40%	1.72%	0.89%
Expected term	5.6 years	5.6 years	5.6 years

The following table shows total stock-based compensation expense for stock options, RSUs and ESPP in the consolidated statements of comprehensive loss (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$5,022	$5,557	$2,358
Selling, general and administrative	4,705	5,215	2,741
Total stock-based compensation expense	$9,727	$10,772	$5,099

11. Net Loss per Share of Common Stock

Potentially dilutive securities are excluded from the calculation of diluted net loss per share of common stock if their inclusion is anti-dilutive.

The following table shows the weighted-average outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Year Ended December 31,
	2015	2014	2013
Common stock options and RSUs	11,011	6,666	7,087
Warrants for common stock	19,210	2,073	15,839
Total	30,221	8,739	22,926

The following is a reconciliation of the numerators and denominators used in calculating basic and diluted net loss per share of common stock (in thousands):

	Year Ended December 31,
	2015	2014	2013
Numerator
Net loss	$(20,606)	$(38,301)	$(124,058)
Basic
Adjustment for revaluation of contingent warrant liabilities	—	(39,512)	—
Diluted	$(20,606)	$(77,813)	$(124,058)

Denominator
Weighted average shares outstanding used for basic net loss per share	117,803	107,435	86,938
Effect of dilutive warrants	—	7,898	—
Weighted average shares outstanding and dilutive securities used for diluted net loss per share	117,803	115,333	86,938

12. Capital Stock

Registered Direct Offerings

On December 8, 2014, the Company completed a registered direct offering of 8,097,165 shares of its common stock, and accompanying warrants to purchase one share of common stock for each share purchased at an offering price of $4.94 per share to certain institutional investors. Total gross proceeds from the offering were approximately $40.0 million before deducting underwriting discounts, commissions and estimated offering expenses totaling approximately $2.3 million. The warrants, which represent the right to acquire up to an aggregate of 8,097,165 shares of common stock, are exercisable immediately, have a two-year term and an exercise price of $7.90 per share. As of December 31, 2015, all of these warrants were outstanding.

Underwritten Offerings

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

ATM Agreements

On February 4, 2011, the Company entered into an At Market Issuance Sales Agreement (the “2011 ATM Agreement”), with McNicoll, Lewis & Vlak LLC (now known as MLV & Co. LLC).  From the inception of the 2011 ATM Agreement through December 31, 2012, the Company sold a total of 7,572,327 shares of common stock under this agreement for aggregate gross proceeds of $14.6 million.  No shares of common stock have been sold under this agreement since February 3, 2012. Total offering expenses incurred related to sales under the 2011 ATM Agreement from inception to December 31, 2012, were $0.5 million. As of December 31, 2014, the 2011 ATM Agreement expired.

On November 12, 2015, the Company entered into an At Market Issuance Sales Agreement (the “2015 ATM Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell from time to time at its sole discretion shares of its common stock through Cowen as its sales agent, in an aggregate amount not to exceed the amount that can be sold under the Company’s registration statement on Form S-3 (File No. 333-201882) filed with the SEC on the same date. Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the Company’s common stock or to or through a market maker. Cowen also may sell the shares in privately negotiated transactions, subject to the Company’s prior approval.  The Company will pay Cowen a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2015 ATM Agreement. For the year ended December 31, 2015, no shares of common stock have been sold under this agreement.

Common Stock Warrants

As of December 31, 2015 and 2014, the following common stock warrants were outstanding (in thousands, except for per share amounts):

			Exercise Price	Number of Shares at December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2015	2014
February 2010	February 2015	Contingent warrant liabilities	$10.50	—	1,260
December 2011	December 2016	Stockholders' equity	$1.14	263	263
March 2012	March 2017	Contingent warrant liabilities	$1.76	9,585	12,109
September 2012	September 2017	Stockholders' equity	$3.54	39	39
December 2014	December 2016	Contingent warrant liabilities	$7.90	8,097	8,097
February 2015	February 2020	Stockholders' equity	$3.31	181	—
				18,165	21,768

In February 2015, the Company issued Hercules five-year warrants in connection with the Hercules Term Loan (see Note 8) that entitle Hercules to purchase up to an aggregate of 181,268 unregistered shares of XOMA’s common stock at an exercise price equal to $3.31 per share. The warrants are classified in stockholders’ (deficit) equity on the consolidated balance sheets. As of December 31, 2015, all of these warrants were outstanding.

In December 2014, in connection with a registered direct offering to select institutional investors, the Company issued two-year warrants to purchase up to an aggregate of 8,097,165 shares of XOMA’s common stock at an exercise price of $7.90 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which could conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their estimated fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company accounts for the warrants issued in December 2014 as a liability at estimated fair value. In addition, the estimated fair value of the liability related to the warrants is revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders’ equity at its then estimated fair value, or expiration of the warrants. On December 8, 2014, the date of issuance, the fair value of the warrants was estimated to be $10.3 million using the Black-Scholes Model. The Company revalued the warrants at December 31, 2015 using the Black-Scholes Model, and recorded a $2.2 million reduction in the estimated fair value as a gain on the revaluation of contingent warrant liabilities line of the Company’s consolidated statement of comprehensive loss. The decrease in the estimated fair value of the warrants is primarily due to the decrease in the market price of XOMA’s common stock at December 31, 2015 as compared to December 31, 2014. As of December 31, 2015 and 2014, 8,097,165 of these warrants were outstanding and had an estimated fair value of $3.0 million and $5.2 million, respectively.

In September 2012, the Company issued to GECC five-year warrants in connection with the amendment to the GECC Loan Agreement (see Note 8) that entitle GECC to purchase up to an aggregate of 39,346 unregistered shares of XOMA’s common stock at an exercise price equal to $3.54 per share. The warrants are classified in stockholders’ equity on the consolidated balance sheets. As of December 31, 2015 and 2014, all of these warrants were outstanding.

In March 2012, in connection with an underwritten offering, the Company issued five-year warrants to purchase 14,834,577 shares of XOMA’s common stock at an exercise price of $1.76 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which could conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their estimated fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company accounts for the warrants issued in March 2012 as a liability at estimated fair value. In addition, the estimated fair value of the liability related to the warrants is revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity at its then estimated fair value, or expiration of the warrants. During the year ended December 31, 2015, warrants to purchase 2,524,265 of common stock were exercised, of which 2,523,515 were cashless exercises, resulting in an issuance of 1,410,474 shares of common stock. The Company revalued the warrants immediately prior to the exercise dates and recognized $2.2 million as a gain on the revaluation of contingent warrant liabilities line of the Company’s consolidated statement of comprehensive loss. The estimated fair value of the exercised warrants of $3.6 million was reclassified from contingent warrant liabilities to stockholders’ (deficit) equity on the consolidated balance sheet. The Company revalued the remaining warrants at December 31, 2015 using the Black-Scholes Model and recorded a $13.4 million reduction in the estimated fair value as a gain on the revaluation of contingent warrant liabilities line of the Company’s consolidated statement of comprehensive loss. The decrease in the estimated fair value of the warrants is primarily due to the decrease in the market price of XOMA’s common stock at December 31, 2015 compared to December 31, 2014. As of December 31, 2015 and 2014, 9,585,153 and 12,109,418, respectively, of these warrants were outstanding and had an estimated fair value of $7.5 million and $26.7 million, respectively.

In December 2011, the Company issued to GECC five-year warrants in connection with a loan agreement (see Note 8) that entitle GECC to purchase up to an aggregate of 263,158 unregistered shares of XOMA’s common stock at an exercise price equal to $1.14 per share. The warrants are classified in stockholders’ equity on the consolidated balance sheets. As of December 31, 2015 and 2014, all of these warrants were outstanding.

In February 2010, in connection with an underwritten offering, the Company issued five-year warrants to purchase 1,260,000 shares of XOMA’s common stock at an exercise price of $10.50 per share. The warrants contained provisions that were contingent on the occurrence of a change in control, which could conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their estimated fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company accounted for the warrants as liabilities at their estimated fair value. As of December 31, 2014, all of the warrants were outstanding and the estimated fair value was de minimis. All of these warrants expired unexercised in February 2015.

In June 2009, the Company issued warrants to certain institutional investors as part of a registered direct offering. The warrants represented the right to acquire an aggregate of up to 347,826 shares of XOMA’s common stock over a five year period beginning December 11, 2009 at an exercise price of $19.50 per share. The warrants contained provisions that were contingent on the occurrence of a change in control, which could conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their estimated fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company accounted for the warrants as liabilities at their estimated fair value. As of December 31, 2014, all of these warrants had expired unexercised.

13.	Legal Proceedings, Commitments and Contingencies

Collaborative Agreements, Royalties and Milestone Payments

The Company has committed to make potential future milestone payments to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement by the Company of certain developmental, regulatory and/or commercial milestones. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $57.7 million (assuming one product per contract meets all milestones events) have not been recorded on the accompanying consolidated balance sheets. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.

Legal Proceedings

On July 24, 2015, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Markette v. XOMA Corp., et al. (Case No. 3:15-cv-3425-HSG) against the Company, its Chief Executive Officer and its Chief Medical Officer.  The complaint asserts that all defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5, by making materially false or misleading statements regarding the Company’s EYEGUARD-B study between November 6, 2014 and July 21, 2015. The plaintiff also alleges that Messrs. Varian and Rubin violated Section 20(a) of the Exchange Act.  The plaintiff seeks class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. The Company is awaiting the appointment of a lead plaintiff by the Court. Based on a review of the allegations, the Company believes that the plaintiff’s allegations are without merit, and intends to vigorously defend against the claims. Currently, the Company does not believe that the outcome of this matter will have a material adverse effect on its business or financial condition, although an unfavorable outcome could have a material adverse effect on its results of operations for the period in which such a loss is recognized. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

On October 1, 2015, a stockholder purporting to act on the behalf of the Company, filed a derivative lawsuit in the Superior Court of California for the County of Alameda, purportedly asserting claims on behalf of the Company against certain of officers and the members of board of directors of the Company, captioned Silva v. Scannon, et al. (Case No. RG15787990).  The lawsuit asserts claims for breach of fiduciary duty, corporate waste and unjust enrichment based on the dissemination of allegedly false and misleading statements related to the Company’s EYEGUARD-B study.  The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to the Company’s corporate governance and internal procedures.  This action is currently stayed pending further developments in the securities class action. Management believes the allegations have no merit and intends to vigorously defend against the claims. Currently, the Company does not believe that the outcome of this matter will have a material adverse effect on its business or financial condition, although an unfavorable outcome could have a material adverse effect on its results of operations for the period in which such a loss is recognized. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

On November 16, and November 25, 2015, two derivative lawsuits were filed purportedly on the Company’s behalf in the United States District Court for the Northern District of California, captioned Fieser v. Van Ness, et al. (Case No. 4:15-CV-05236-HSG) and Csoka v. Varian, et al. (Case No. 3:15-cv-05429-SI), against certain of the Company’s officers and the members of its board of directors.  The lawsuits assert claims for breach of fiduciary duty and other violations of law based on the dissemination of allegedly false and misleading statements related to the Company’s EYEGUARD-B study. Plaintiffs seek unspecified monetary damages and other relief including reforms and improvements to the Company’s corporate governance and internal procedures. The Company’s response to the Fieser complaint is currently due on April 4, 2016. The Company’s response to the Csoka Complaint is currently due on April 18, 2016. Management believes the allegations have no merit and intend to vigorously defend against the claims.  Currently, the Company does not believe that the outcome of this matter will have a material adverse effect on its business or financial condition, although an unfavorable outcome could have a material adverse effect on its results of operations for the period in which such a loss is recognized. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

Operating Leases

As of December 31, 2015, the Company leased administrative, research facilities, and office equipment under operating leases expiring on various dates through April 2023. These leases require the Company to pay taxes, insurance, maintenance and minimum lease payments. For each facility lease, the Company has two successive renewal options to extend the lease for five years upon the expiration of the initial lease term, or the expiration of the first renewal lease term.

The Company estimates future minimum lease payments, excluding sub-lease income as of December 31, 2015 to be (in thousands):

Year Ended December 31,	Amounts
2016	$3,631
2017	3,732
2018	3,842
2019	3,956
2020	4,060
Thereafter	6,794
Total minimum lease payments	$26,015

Total rental expense, including other costs required under the Company’s leases, was approximately $3.7 million, $3.5 million and $3.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. Rental expense based on leases allowing for escalated rent payments are recognized on a straight-line basis. At the expiration of the lease, the Company is required to restore certain of its leased property to certain conditions in place at the time of lease inception. The Company believes these costs will not be material to its operations.

On December 31, 2015, in conjunction with the closing of the Agenus Purchase Agreement, the Company entered into sublease agreements with Agenus for portions of two leased buildings through December 31, 2016. The terms of the sublease agreements commenced on December 31, 2015 and will expire on December 31, 2016, subject to early termination by Agenus. Under the terms of the agreements, the Company will receive an aggregate of $0.3 million over the sublease term.

Capital Leases

During the year ended December 31, 2015, the Company has entered into capital lease agreements for certain network hardware and equipment for use by the Company and its employees. The lease term is for three years. The current portion of capital lease obligations is included in the accrued and other liabilities line and the noncurrent capital lease obligations is included in other liabilities – long term line in the consolidated balance sheet as of December 31, 2015.

The following is a schedule of future minimum lease payments due under the capital lease obligation as of December 31, 2015 (in thousands):

Year Ended December 31,	Amounts
2016	$131
2017	116
2018	72
Total capital lease obligations	319
Less: amount representing interest	(37)
Present value of net minimum capital lease payments	282
Less: current portion	(109)
Total noncurrent capital lease obligations	$173

14.	Concentration of Risk, Segment and Geographic Information

Concentration of Risk

Cash equivalents, marketable securities, and receivables are financial instruments which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents such as money market funds. The Company has not encountered such issues during 2015. The Company’s policy is to focus on investments with high credit quality and liquidity to limit the amount of credit exposure. The Company currently maintains a portfolio of cash equivalents and have not experienced any losses.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the year ended December 31, 2015, one customer represented 67% of total revenue, and as of December 31, 2015, four customers represented 39%, 25%, 18% and 10% of the accounts receivable balance.

For the year ended December 31, 2014, two customers represented 51% and 28% of total revenues, and as of December 31, 2014, three customers represented 44%, 34% and 12% of the accounts receivable balance.

For the year ended December 31, 2013, three customers represented 43%, 26%, and 20% of total revenues.

Segment Information

The Company has determined that it operates in one business segment as it only reports operating results on an aggregate basis to the chief operating decision maker of the Company. The Company’s property and equipment is held primarily in the United States.

Geographic Information

Revenue attributed to the following geographic regions for the years ended December 31, 2015, 2014, and 2013 was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$10,685	$11,756	$19,955
Europe	44,662	5,510	15,396
Asia Pacific	100	1,600	100
Total	$55,447	$18,866	$35,451

15. Subsequent Events

The Company has evaluated, for potential recognition and disclosure, events that occurred from the balance sheet date through March 9th, 2016, the date the financial statements were available to be issued.

16. Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2015 and 2014:

	Consolidated Statements of Operations
	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2015
Total revenues (1)	$2,651	$2,539	$2,074	$48,183
Restructuring costs	—	—	(2,561)	(1,138)
Operating costs and expenses	(25,224)	(24,752)	(23,191)	(18,305)
(Loss) income from operations	(22,573)	(22,213)	(23,678)	28,740
Other income (expense), net (2)	855	(1,546)	23,198	(3,389)
Net (loss) income	$(21,718)	$(23,759)	$(480)	$25,351
Basic net (loss) income per share of common stock	$(0.19)	$(0.20)	$(0.00)	$0.21
Diluted net (loss) income per share of common stock (3)	$(0.19)	$(0.20)	$(0.00)	$0.21

2014
Total revenues	$3,410	$5,973	$5,136	$4,347
Restructuring costs	(84)	—	—	—
Operating costs and expenses (4)	(26,800)	(24,750)	(25,589)	(23,475)
Loss from operations	(23,474)	(18,777)	(20,453)	(19,128)
Other income (expense), net (2)	18,787	6,880	6,054	11,810
Net loss	$(4,687)	$(11,897)	$(14,399)	$(7,318)
Basic net loss per share of common stock	$(0.04)	$(0.11)	$(0.13)	$(0.07)
Diluted net loss per share of common stock	$(0.21)	$(0.17)	$(0.17)	$(0.12)

(1)

In the fourth quarter of 2015, the total revenues include upfront and milestone payments relating to various out-licensing arrangements, including a $37.0 million upfront payment from Novartis, a $5.0 million upfront payment from Novo Nordisk and a $3.8 million payment from Pfizer.

(2)

Fluctuations in 2015 and 2014 primarily relate to (losses) gains on the revaluation of the contingent warrant liabilities and a $3.5 million gain from the sale of the Company’s manufacturing facility during the three months ended December 31, 2015 (see Note 6).

(3)

For the quarter ended December 31, 2015, the Company’s diluted net income per share of common stock was computed by giving effect to all potentially dilutive common stock equivalents outstanding during the period.

(4)

In 2014, the Company corrected an immaterial error driven by certain stock-based compensation expense in the fourth quarter of 2014, resulting in a decrease to operating expenses and net loss by $1.6 million and a decrease to basic and diluted loss per share of $0.01 and $0.02, respectively, for the three months ended December 31, 2014.

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2A	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.2B	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/28/2014

3.3	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Form of Warrant (December 2011 Warrants)	10-K	000-14710	4.9	03/14/2012

4.4	Form of Warrant (March 2012 Warrants)	8-K	000-14710	4.1	03/07/2012

4.5	Form of Warrant (September 2012 Warrants)	8-K	000-14710	4.10	10/03/2012

4.6	Registration Rights Agreement, dated June 12, 2014, by and among XOMA Corporation, 667, L.P., Baker Brothers Life Sciences, L.P., and 14159, L.P.	8-K	000-14710	4.1	06/12/2014

4.7	Form of Warrants (December 2014 Warrants)	8-K	000-14710	4.1	12/09/2014

4.8	Warrant Agreement, by and between XOMA Corporation and Hercules Technology III, L.P., dated February 27, 2015	10-Q	000-14710	4.10	05/07/2015

10.1*	1981 Share Option Plan as amended and restated	S-8	333-171429	10.1	12/27/2010

10.2*	Form of Share Option Agreement for 1981 Share Option Plan	10-K	000-14710	10.1A	03/11/2008

10.3*	Restricted Share Plan as amended and restated	S-8	333-171429	10.1	12/27/2010

10.4*	Form of Share Option Agreement for Restricted Share Plan	10-K	000-14710	10.2A	03/11/2008

10.5*	2007 CEO Share Option Plan	8-K	000-14710	10.7	08/07/2007

10.6*	1992 Directors Share Option Plan as amended and restated	S-8	333-171429	10.1	12/27/2010

10.7*	Form of Share Option Agreement for 1992 Directors Share Option Plan (initial grants)	10-K	000-14710	10.3A	03/11/2008

10.8*	Form of Share Option Agreement for 1992 Directors Share Option Plan (subsequent grants)	10-K	000-14710	10.3B	03/11/2008

10.9*	2002 Director Share Option Plan	S-8	333-151416	10.10	06/04/2008

10.10*	XOMA Corporation Amended and Restated 2010 Long Term Incentive and Stock Award Plan	S-8	000-14710	99.1	09/12/2014

10.11*	Form of Stock Option Agreement for Amended and Restated 2010 Long Term Incentive and Stock Award Plan	10-K	000-14710	10.6A	03/14/2012

10.12*	Form of Restricted Stock Unit Agreement for Amended and Restated 2010 Long Term Incentive and Stock Award Plan	10-K	000-14710	10.6B	03/14/2012

10.13*	Management Incentive Compensation Plan as amended and restated	8-K	000-14710	10.3	11/06/2007

10.14*	CEO Incentive Compensation Plan	10-K	000-14710	10.4A	03/11/2008

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.15*	Amendment No. 1 to CEO Incentive Compensation Plan	10-K	000-14710	10.7B	03/14/2012

10.16*	Bonus Compensation Plan	10-K	000-14710	10.4B	03/11/2008

10.17	Form of Amended and Restated Indemnification Agreement for Officers	10-K	000-14710	10.6	03/08/2007

10.18	Form of Amended and Restated Indemnification Agreement for Employee Directors	10-K	000-14710	10.7	03/08/2007

10.19	Form of Amended and Restated Indemnification Agreement for Non-employee Directors	10-K	000-14710	10.8	03/08/2007

10.20*	Employment Agreement entered into between XOMA (US) LLC and Fred Kurland, dated as of December 29, 2008	10-K/A	000-14710	10.7B	12/27/2010

10.21*	Amended and Restated Employment Agreement entered into between XOMA (US) LLC and Charles C. Wells, dated as of December 30, 2008	10-K/A	000-14710	10.7D	12/27/2010

10.22*	Officer Employment Agreement dated March 19, 2013 between XOMA Corporation and Paul Rubin	10-K	000-14710	10.23	03/12/3014

10.23*	Employment Agreement effective as of January 4, 2012 between XOMA (US) LLC and John Varian	10-K	000-14710	10.10G	03/14/2012

10.24*	Officer Employment Agreement dated March 10, 2014 between XOMA Corporation and Pat Scannon	10-K	000-14710	10.25	03/12/2014

10.25*	Change of Control Agreement entered into between XOMA Ltd. and John Varian, dated January 4, 2012	10-K	000-14710	10.12A	03/14/2012

10.26*	Retention Benefit Agreement entered into between XOMA Corporation and John Varian, dated March 11, 2014	10-K	000-14710	10.28	03/12/2014

10.27*	Employment Agreement by and between XOMA Corporation and Thomas Burns, dated as of April 3, 2015	10-Q	000-14710	10.4	05/07/2015

10.28*	2015 Employee Stock Purchase Plan	S-8	333-204367	99.1	05/21/2015

10.29*	Form of Subscription Agreement and Authorization of Deduction under the 2015 Employee Stock Purchase Plan	S-8	333-204367	99.2	05/21/2015

10.30+*	Change of Control and Severance Agreement entered into between XOMA Corporation and Thomas Burns, dated October 28, 2015

10.31+*	Change of Control Agreement entered into between XOMA Corporation and Jim Neal, dated January 3, 2011

10.32+*	Employment Agreement entered into between XOMA Corporation and Jim Neal, dated October 29, 2014

10.33	Lease of premises at 804 Heinz Street, Berkeley, California dated February 13, 2013	10-K	000-14710	10.29	03/12/2014

10.34	Lease of premises at 2910 Seventh Street, Berkeley, California dated February 13, 2013	10-K	000-14710	10.30	03/12/2014

10.35	First amendment to lease of premises at 2910 Seventh Street, Berkeley, California dated February 22, 2013	10-K	000-14710	10.31	03/12/2014

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.36	Lease of premises at 5860 and 5864 Hollis Street, Emeryville, California dated February 13, 2013	10-K	000-14710	10.32	03/12/2014

10.37†	License Agreement by and between XOMA Ireland Limited and MorphoSys AG, dated as of February 1, 2002	10-K	000-14710	10.43	02/01/2002

10.38†	License Agreement, dated as of December 29, 2003, by and between Diversa Corporation (n/k/a BP Biofuels Advanced Technology Inc.) and XOMA Ireland Limited	8-K/A	000-14710	2	03/19/2004

10.39	First Amendment, dated October 28, 2014, to the License Agreement between XOMA (US) LLC (assigned to it by XOMA Ireland Limited) and BP Biofuels Advanced Technology Inc. (previously Diversa Corporation, previously Verenium Corporation).	10-Q	000-14710	10.3	11/06/2014

10.40†	GSSM License Agreement, effective as of May 2, 2008, by and between Verenium Corporation (n/k/a BP Biofuels Advanced Technology Inc.) and XOMA Ireland Limited	10-K	000-14710	10.25A	03/10/2011

10.41†	Secured Note Agreement, dated as of May 26, 2005, by and between Chiron Corporation and XOMA (US) LLC	10-Q	000-14710	10.3	08/08/2005

10.42†

Amended and Restated Research, Development and Commercialization Agreement, executed November 7, 2008, by and between Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation) and XOMA (US) LLC

		10-K	000-14710	10.24C	03/11/2009

10.43†	Amendment No. 1 to Amended and Restated Research, Development and Commercialization Agreement, effective as of April 30, 2010, by and between Novartis Vaccines and Diagnostics, Inc. and XOMA (US) LLC	10-K	000-14710	10.25B	03/14/2012

10.44†	Collaboration Agreement, dated as of November 1, 2006, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10-K	000-14710	10.46	03/08/2007

10.45	First Amendment to Collaboration Agreement, effective as of February 28, 2007, between Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10-Q/A	000-14710	10.48	03/05/2010

10.46	Second Amendment to Collaboration Agreement, effective as of February 9, 2009, among Takeda Pharmaceutical Company Limited and XOMA (US) LLC	10-K	000-14710	10.31B	03/11/2009

10.47†	License Agreement, effective as of August 27, 2007, by and between Pfizer Inc. and XOMA Ireland Limited	8-K	000-14710	2	09/13/2007

10.48†	Discovery Collaboration Agreement dated September 9, 2009, by and between XOMA Development Corporation and Arana Therapeutics Limited	10-Q/A	000-14710	10.35	03/05/2010

10.49†	Collaboration and License Agreement dated as of December 30, 2010, by and between XOMA Ireland Limited, Les Laboratoires Servier and Institut de Recherches Servier	10-K	000-14710	10.42	03/10/2011

10.50†	Amended and Restated Collaboration and License Agreement dated as of February 14, 2012, by and between XOMA Ireland Limited, Les Laboratoires Servier and Institut de Recherches Servier	10-K	000-14710	10.41A	03/14/2012

		Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.51†	Loan Agreement dated as of December 30, 2010, by and between XOMA Ireland Limited and Les Laboratoires Servier	10-K/A	000-14710	10.42A	05/26/2011

10.52†	Amended and Restated License and Commercialization Agreement effective as of January 11, 2012, by and between Les Laboratoires Servier and XOMA Ireland Limited	10-K	000-14710	10.44	03/14/2012

10.53†	Amendment No. 2, effective January 9, 2015, to the Loan Agreement, effective December 30, 2010, by and among XOMA (US) LLC, Les Laboratoires Servier and Institut de Recherches Servier	10-K	000-14710	10.71	03/11/2015
10.54†	Amendment No. 2, effective January 9, 2015, to the Amended and Restated Collaboration and License Agreement, effective February 14, 2012, by and among XOMA (US) LLC, Les Laboratoires Servier and Institut de Recherches Servier	10-K	000-14710	10.72	03/11/2015

10.55	Amendment No. 1, effective November 4, 2014, to the Amended and Restated Collaboration and License Agreement, effective February 14, 2012, by and among XOMA (US) LLC (assigned from XOMA Ireland Limited), Les Laboratoires Servier and Institut de Recherches Servier	10-K	000-14710	10.73	03/11/2015

10.56	Amendment No. 1 (Consent, Transfer, Assumption and Amendment), effective January 9, 2015, to the Loan Agreement, effective December 30, 2010, by and among XOMA (US) LLC, Les Laboratoires Servier and Institut de Recherches Servier	10-K	000-14710	10.74	03/11/2015

10.57	Loan and Security Agreement, dated February 27, 2015, by and among XOMA Corporation, XOMA(US) LLC and XOMA Commercial as borrowers and Hercules Technology Growth Capital, Inc., as agent and lender	10-Q	000-14710	10.3	05/07/2015

10.58	Letter Agreement, dated June 19, 2015, by and between XOMA (US) LLC and Novartis Vaccines and Diagnostics, Inc.	10-Q	000-14710	10.1	08/10/2015

10.59†	License Agreement, dated September 30, 2015, by and between XOMA (US) LLC and Novartis Institutes for Biomedical Research, Inc.	10-Q	000-14710	10.2	11/06/2015

10.60	Amended Secured Note Agreement, dated September 30, 2015, by and between XOMA (US) LLC and Novartis Institutes for Biomedical Research, Inc.	10-Q	000-14710	10.3	11/06/2015

10.61†	Amendment to Amended and Restated Research, Development and Commercialization Agreement, dated September 30, 2015, by and between XOMA (US) LLC and Novartis Institutes for Biomedical Research, Inc.	10-Q	000-14710	10.4	11/06/2015

10.62	Sales Agreement, dated November 12, 2015, by and between XOMA Corporation and Cowen and company, LLC	8-K	001-14710	10.1	11/12/2015

10.63+†	License Agreement, dated December 1, 2015, by and between XOMA (US) LLC and Novo Nordisk A/S

10.64+	Settlement and Amended License Agreement dated December 3, 2015, by and between XOMA (US) LLC, as a successor-in-interest of XOMA Ireland Limited and Pfizer Inc.

Incorporation By Reference
Exhibit
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.65+†	Asset Purchase Agreement dated November 5, 2015 by and between the Company and Agenus West, LLC

21.1+	Subsidiaries of the Company

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on the signature pages hereto)

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+

Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

99.1+	Press Release dated March 9, 2016

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

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