Form 10-Q
period 2016-03-31
XOMA Corp
filed 2016-05-04
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2016
Common Stock, $0.0075 par value	120,367,541

XOMA CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$46,153	$65,767
Marketable securities	454	496
Trade and other receivables, net	1,977	4,069
Prepaid expenses and other current assets	1,568	1,887
Total current assets	50,152	72,219
Property and equipment, net	1,793	1,997
Other assets	664	664
Total assets	$52,609	$74,880

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,593	$6,831
Accrued and other liabilities	4,387	7,025
Deferred revenue	899	3,198
Interest bearing obligations – current	10,244	5,910
Accrued interest on interest bearing obligations – current	327	331
Total current liabilities	20,450	23,295
Interest bearing obligations – non-current	36,007	42,757
Contingent warrant liabilities	3,532	10,464
Other liabilities – non-current	148	673
Total liabilities	60,137	77,189

Commitments and Contingencies (Note 10)

Stockholders’ deficit:
Preferred stock, $0.05 par value, 1,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 120,367,541 and 119,045,592 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	903	893
Additional paid-in capital	1,140,059	1,136,881
Accumulated comprehensive loss	(42)	—
Accumulated deficit	(1,148,448)	(1,140,083)
Total stockholders’ deficit	(7,528)	(2,309)
Total liabilities and stockholders’ deficit	$52,609	$74,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
License and collaborative fees	$2,491	$263
Contract and other	1,471	2,388
Total revenues	3,962	2,651

Operating expenses:
Research and development	13,610	20,004
Selling, general and administrative	4,305	5,220
Restructuring	36	—
Total operating expenses	17,951	25,224

Loss from operations	(13,989)	(22,573)

Other income (expense):
Interest expense	(1,002)	(1,115)
Other income (expense), net	(306)	2,010
Revaluation of contingent warrant liabilities	6,932	(40)
Net loss	$(8,365)	$(21,718)

Basic and diluted net loss per share of common stock	$(0.07)	$(0.19)
Shares used in computing basic and diluted net loss per share of common stock	119,568	116,193

Other comprehensive loss:
Net loss	$(8,365)	$(21,718)
Net unrealized loss on marketable securities	(42)	—
Comprehensive loss	$(8,407)	$(21,718)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows used in operating activities:
Net loss	$(8,365)	$(21,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	215	458
Common stock contribution to 401(k)	785	986
Stock-based compensation expense	2,306	3,665
Revaluation of contingent warrant liabilities	(6,932)	40
Amortization of debt discount, final payment fee on debt, and debt issuance costs	354	296
Loss on loan extinguishment	—	429
Unrealized loss (gain) on foreign currency exchange	559	(1,949)
Other	(2)	5
Changes in assets and liabilities:
Trade and other receivables, net	2,092	38
Prepaid expenses and other current assets	415	(2)
Accounts payable and accrued liabilities	(4,901)	(6,455)
Accrued interest on interest bearing obligations	(6)	90
Deferred revenue	(2,306)	(163)
Other liabilities	(500)	—
Net cash used in operating activities	(16,286)	(24,280)

Cash flows from investing activities:
Net purchase of property and equipment	(31)	(225)
Net cash used in investing activities	(31)	(225)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	134
Proceeds from issuance of long term debt	—	20,000
Debt issuance costs and loan fees	—	(477)
Principal payments ─ debt	(3,271)	(6,083)
Principal payments ─ capital lease	(28)	—
Net cash (used in) provided by financing activities	(3,299)	13,574

Effect of exchange rate changes on cash	2	(23)

Net decrease in cash and cash equivalents	(19,614)	(10,954)
Cash and cash equivalents at the beginning of the period	65,767	78,445
Cash and cash equivalents at the end of the period	$46,153	$67,491

Supplemental Cash Flow Information:
Cash paid for interest	$646	$333
Non-cash financing activities:
Issuance of warrants	$—	$450

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

In March 2016, the Company announced the closure of its gevokizumab Phase 3 study in pyoderma gangrenosum, and on March 26, 2016, the termination of XOMA’s collaboration agreement with Les Laboratories Servier (“Servier”) became effective (see Note 4).

Liquidity and Management Plans

The Company has incurred operating losses since its inception and had an accumulated deficit of $1.1 billion at March 31, 2016. Management expects operating losses and negative cash flows to continue for the foreseeable future. As of March 31, 2016, the Company had $46.6 million in cash, cash equivalents and marketable securities, which is available to fund future operations. Taking into account the repayment of its outstanding debt classified within current liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2016, the Company anticipates that it has adequate resources to fund its operations through March 31, 2017.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation. The unaudited financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted under those rules certain footnotes or other financial information can be condensed or omitted. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2016.

These financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The interim results of operations are not necessarily indicative of the results that may be expected for the full fiscal year.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an on-going basis, management evaluates its estimates including, but not limited to, those related to contingent warrant liabilities, revenue recognition, debt amendments, research and development expense, long-lived assets, restructuring liabilities, legal contingencies, derivative instruments and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates, such as the Company’s billing under government contracts and the Company’s accrual for clinical trial expenses. Under the Company’s contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), the Company bills using NIH provisional rates and thus is subject to future audits at the discretion of NIAID’s contracting office. These audits can result in an adjustment to revenue previously reported which potentially could be significant. In March 2016, the Company effected the novation of one of its contracts with NIAID to Nanotherapeutics, Inc. (“Nanotherapeutics”) (see Note 6). The billings made prior to the effective date of the novation of such contract are still subject to future audits, which may result in significant adjustments to reported revenues. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions.

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

License and collaboration agreements with certain third parties also provide for contingent payments to be paid to XOMA based solely upon the performance of the partner. For such contingent payments, revenue is recognized upon completion of the milestone event, once confirmation is received from the third party, provided collection is reasonably assured and the other revenue recognition criteria have been satisfied. Milestone payments that are not substantive or that require a continuing performance obligation on the part of the Company are recognized over the expected period of the continuing performance obligation. Amounts received in advance are recorded as deferred revenue until the related milestone is completed.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Warrants

The Company has issued warrants to purchase shares of its common stock in connection with financing and other business activities. The Company accounts for some of these warrants as a liability at estimated fair value and others as equity at estimated fair value. The fair value of the outstanding warrants is estimated using the Black-Scholes Model. The Black-Scholes Model requires inputs such as the expected term of the warrants, expected volatility and risk-free interest rate. These inputs are subjective and require significant analysis and judgment to develop. For the estimate of the expected term, the Company uses the full remaining contractual term of the warrant. The Company determines the expected volatility assumption in the Black-Scholes Model based on historical stock price volatility observed on XOMA’s underlying stock. The assumptions associated with contingent warrant liabilities are reviewed each reporting period and changes in the estimated fair value of these contingent warrant liabilities are recognized in revaluation of contingent warrant liabilities within the condensed consolidated statements of comprehensive loss.

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

Concentration of Risk

Cash equivalents, marketable securities and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents, such as money market funds. The Company has not encountered any such liquidity issues during 2016.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three months ended March 31, 2016, three customers represented 38%, 27% and 23% of total revenues. For the three months ended March 31, 2015, two customers represented 72% and 26% of total revenues. As of March 31, 2016, four customer represented 46%, 12%, 11% and 10% of the accounts receivable balance. As of December 31, 2015, four customers represented 39%, 25%, 18% and 10% of the accounts receivables balance.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, the determination of forfeiture rates, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016 and early adoption is permitted.  The Company is currently evaluating the impact that the adoption of ASU 2016-09 will have on its consolidated financial statements and related disclosures.

3. Condensed Consolidated Financial Statements Detail

Cash and Cash Equivalents

As of March 31, 2016, cash and cash equivalents consisted of demand deposits of $3.0 million and money market funds of $43.1 million with maturities of less than 90 days at the date of purchase. As of December 31, 2015, cash and cash equivalents consisted of demand deposits of $23.2 million and money market funds of $42.6 million with maturities of less than 90 days at the date of purchase.

Marketable Securities

At March 31, 2016 and December 31, 2015, marketable securities consisted of an investment in the common stock of a public entity of $0.5 million. The Company had an unrealized loss of $42,000 associated with its marketable securities as of March 31, 2016. At each reporting date, the Company performs an evaluation of its equity securities to determine if unrealized losses are other-than-temporary. In performing this assessment, the Company determines whether it expects the security to recover in the near term and considers its ability and intent to hold the security until anticipated recovery. This determination considers the duration and severity of the impairment and the financial condition of the investment as well as the Company’s ability to hold the investment until a recovery of fair value. As of March 31, 2016, the Company determined that the unrealized loss for its marketable securities is not an other-than-temporary impairment.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued payroll and other benefits	$1,573	$2,156
Deferred rent	724	608
Accrued clinical trial costs	517	406
Accrued legal and accounting fees	511	517
Accrued incentive compensation	243	2,609
Accrued restructuring costs	138	459
Other	681	270
Total	$4,387	$7,025

Net Loss Per Share of Common Stock

Potentially dilutive securities are excluded from the calculation of diluted net loss per share of common stock if their inclusion is anti-dilutive.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table shows the weighted-average outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share of common stock (in thousands):

	Three Months Ended March 31,
	2016	2015
Common stock options and RSUs	10,704	8,756
Warrants for common stock	18,230	20,690
Total	28,934	29,446

4. Collaborative and Other Agreements

Servier

In December 2010, the Company entered into a license and collaboration agreement (“Collaboration Agreement”) with Servier, to jointly develop and commercialize gevokizumab in multiple indications. Under the terms of the agreement, Servier had worldwide rights to cardiovascular disease and diabetes indications and had rights outside the United States and Japan to all other indications, including non-infectious intermediate, posterior or pan-uveitis (“NIU”), Behçet’s disease uveitis, pyoderma gangrenosum, and other inflammatory and oncology indications. Under the Collaboration Agreement, Servier funded all activities to advance the global clinical development and future commercialization of gevokizumab in cardiovascular-related diseases and diabetes.  Also, Servier funded the first $50.0 million of gevokizumab global clinical development and chemistry, manufacturing and controls expenses related to the three pivotal clinical trials under the EYEGUARD program.  All remaining expenses related to these three pivotal clinical trials were shared equally between Servier and the Company. For the three months ended March 31, 2016 and 2015, the Company recorded revenue of $0.3 million and $0.5 million, respectively, from this Collaboration Agreement.

On January 9, 2015, concurrent with a loan amendment (see Note 8), the Company and Servier entered into Amendment No. 2 to the Collaboration Agreement (“Collaboration Amendment”).  Under the Collaboration Amendment, the Company was eligible to receive up to approximately €356.5 million in the aggregate in milestone payments if the Company re-acquired cardiovascular and/or diabetes rights for use in the United States, and approximately €633.8 million in aggregate milestone payments if the Company did not re-acquire those rights. Under the Collaboration Amendment, the Company was eligible to receive up to €341.5 million in the aggregate in milestone payments in the event the Company re-acquired the cardiovascular and/or diabetes rights for use in the United States and approximately €618.8 million if the Company did not re-acquire those rights. The milestone reductions were related to a low prevalence indication for which Servier would not have pursued development had these payments been required. All other terms of the Collaboration Agreement remained unchanged.

On September 28, 2015, Servier notified XOMA of its intention to terminate the Collaboration Amendment and return the gevokizumab rights to XOMA. The termination, which became effective on March 25, 2016, did not result in a change to the maturity date of the Company’s loan with Servier. Prior to September 28, 2015, the Company had been amortizing the deferred revenue recorded upon issuance of the loan over the expected period of performance under the Collaboration Amendment of January 15, 2018, which was also the maturity date of the loan (see Note 8). As the Company will no longer be required to provide services to Servier under the Collaboration Amendment, the Company therefore recognized all remaining deferred revenue of $0.6 million through March 25, 2016.  The final reconciliation of cost sharing under the collaboration is pending and may result in additional revenues or expenses to XOMA.

NIAID

In October 2011, the Company announced that NIAID had awarded the Company a new contract under Contract No. HHSN272201100031C (the “NIAID Contract”) for up to $28.0 million over five years to develop broad-spectrum antitoxins for the treatment of human botulism poisoning. The contract work was being performed on a cost plus fixed fee basis over the life of the contract and the Company was recognizing revenue under the arrangement as the services were performed on a proportional performance basis. The Company recognized revenue of $1.1 million and $1.6 million under this contract, for the three months ended March 31, 2016 and 2015, respectively.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In March 2016, the Company effected a novation of the NIAID Contract to Nanotherapeutics. The novation was effected upon obtaining regulatory approval to transfer the NIAID Contract to Nanotherapeutics pursuant to the asset purchase agreement executed in November 2015 (see Note 6).

5. Fair Value Measurements

The Company records its financial assets and liabilities at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, trade receivable and accounts payable, approximate their fair value due to their short maturities. Fair value is defined as the exchange price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting guidance for fair value establishes a framework for measuring fair value and a fair value hierarchy that prioritizes the inputs used in valuation techniques. The accounting standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at March 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$43,110	$—	$—	$43,110
Marketable securities	454	—	—	454
	$43,564	$—	$—	$43,564
Liabilities:
Contingent warrant liabilities	$—	$—	$3,532	$3,532

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$42,590	$—	$—	$42,590
Marketable securities	496	—	—	496
Total	$43,086	$—	$—	$43,086

Liabilities:
Contingent warrant liabilities	$—	$—	$10,464	$10,464

(1)	Included in cash and cash equivalents

During the three month period ended March 31, 2016, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The estimated fair value of the contingent warrant liabilities at March 31, 2016 and December 31, 2015, was determined using the Black-Scholes Model, which requires inputs such as the expected term of the warrants, volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. The Company’s common stock price represents a significant input that affects the valuation of the warrants. The change in the estimated fair value is recorded as a gain or loss in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of comprehensive loss.

The estimated fair value of the contingent warrant liabilities was estimated using the following range of assumptions at March 31, 2016, and December 31, 2015:

	March 31, 2016	December 31, 2015
Expected volatility	115% - 186%	166% - 183%
Risk-free interest rate	0.50% - 0.60%	0.64% - 0.74%
Expected term	0.69 - 0.94	0.94 - 1.19

The following table provides a summary of changes in the estimated fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2016 (in thousands):

Balance at December 31, 2015	$10,464
Decrease in estimated fair value of contingent warrant liabilities upon revaluation	(6,932)
Balance at March 31, 2016	$3,532

The estimated fair value of the Company’s outstanding interest-bearing obligations is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input.  The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at March 31, 2016, and December 31, 2015, are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Hercules term loan	$19,849	$21,231	$19,653	$21,231
Novartis note	13,683	13,450	13,683	13,394
Servier loan	12,719	12,626	15,331	15,185
Total	$46,251	$47,307	$48,667	$49,810

6. Dispositions

On November 4, 2015, XOMA and Nanotherapeutics entered into an asset purchase agreement (the “Purchase Agreement”), pursuant to which Nanotherapeutics agreed, subject to the terms and conditions set forth in the Purchase Agreement, to acquire XOMA’s biodefense business and related assets (including, subject to regulatory approval, certain contracts with the U.S. government), and to assume certain liabilities of XOMA (the “Transaction”). As part of the Transaction, the parties, subject to the terms and conditions of the Purchase Agreement and the satisfaction of certain conditions, entered into an intellectual property license agreement (the “License Agreement”), pursuant to which XOMA agreed to license to Nanotherapeutics, subject to the terms and conditions set forth in the License Agreement, certain intellectual property rights related to the purchased assets. Under the License Agreement, the Company is eligible to receive contingent consideration up to a maximum of $4.5 million in cash based upon Nanotherapeutics achieving certain specified future operation objectives. In addition, the Company is eligible to receive 15% royalties on net sales of any future products related to the treatment of human botulism poisoning.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On March 17, 2016, the Company effected a novation of the NIAID Contract to Nanotherapeutics. On March 23, 2016, the Company completed the transfer of the NIAID Contract and certain related third-party service contracts and materials, and the grant of non-exclusive licenses for certain of its patents and general know-how to Nanotherapeutics. The Company believes that the NIAID Contract and certain related third-party service contracts and materials related to the biodefense program transferred to Nanotherapeutics include a sufficient number of key inputs and processes necessary to generate output from a market participant’s perspective. Accordingly, the Company has determined that such assets qualify as a business. The Transaction had no impact on the Company’s consolidated financial statements as of March 31, 2016. Any contingent consideration or royalties will be recognized in the condensed consolidated statements of comprehensive loss when received.

7. Restructuring Charges

On July 22, 2015, the Company that announced the Phase 3 EYEGUARD-B study of gevokizumab in patients with Behçet’s disease uveitis, run by Servier, did not meet the primary endpoint of time to first acute ocular exacerbation. Due to the results and the Company’s belief they would be predictive of results in its other EYEGUARD studies, in August 2015, XOMA announced its intention to end the EYEGUARD global Phase 3 program.  On August 21, 2015, the Company, in connection with its efforts to lower operating expenses and preserve capital while continuing to focus on its endocrine product pipeline, implemented a restructuring plan (the “2015 Restructuring”) that included a workforce reduction resulting in the termination of 52 employees during the second half of 2015.

During the three months ended March 31, 2016, the Company recorded charges of $2,000 related to severance, other termination benefits and outplacement services in connection with the workforce reduction resulting from the 2015 Restructuring. In addition, the Company recognized an additional restructuring charge of $34,000 in contract termination costs, which primarily include costs in connection with the discontinuation of the EYEGUARD studies.

In the first quarter of 2016, the Company paid $0.4 million associated with the restructuring activities and expects to pay the remaining $0.1 million in the second quarter of 2016.

The outstanding restructuring liabilities are included in accrued and other liabilities on the condensed consolidated balance sheets. The components of the restructuring liabilities are shown below (in thousands):

	Employee Severance	Contract
	and Other Benefits	Termination Costs	Total
Balance at December 31, 2015	$343	$116	$459
Restructuring charges	2	34	36
Cash payments	(212)	(145)	(357)
Balance at March 31, 2016	$133	$5	$138

8. Long-Term Debt

Novartis Note

In May 2005, the Company executed a secured note agreement (the “Note Agreement”) with Novartis AG (“Novartis”), which was due and payable in full in June 2015. Under the Note Agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrued at six-month LIBOR plus 2%, which was equal to 2.81% at March 31, 2016 and is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments could be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount did not exceed $50.0 million. The Company made this election for all interest payments. Loans under the Note Agreement were secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder. Pursuant to the terms of the arrangement as restructured in November 2008, the Company did not make any additional borrowings under the Novartis note.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In June 2015, the Company and Novartis Vaccines and Diagnostics, Inc. (“NVDI”) agreed to extend the maturity date of the Note Agreement from June 21, 2015, to September 30, 2015 (the “June 2015 Extension Letter”). On September 30, 2015, concurrent with the execution of a license agreement with Novartis International Pharmaceutical Ltd., XOMA and NVDI executed an amendment to the June 2015 Extension Letter (the “Secured Note Amendment”). Pursuant to the Secured Note Amendment, the parties further extended the maturity date of the June 2015 Extension Letter from September 30, 2015 to September 30, 2020, and eliminated the mandatory prepayment previously required to be made with certain proceeds of pre-tax profits and royalties. In addition, upon achievement of a specified development and regulatory milestone, the then-outstanding principal amount of the note will be reduced by $7.3 million rather than the Company receiving such amount as a cash payment. All other terms of the original Note Agreement remain unchanged.

As of March 31, 2016 and December 31, 2015, the outstanding principal balance under this Secured Note Amendment was $13.7 million and was included in interest bearing obligations – long term in the accompanying consolidated balance sheets.

Servier Loan Agreement

In December 2010, in connection with the Collaboration Agreement entered into with Servier, the Company executed a loan agreement with Servier (the “Servier Loan Agreement”), which provided for an advance of up to €15.0 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million. The loan is secured by an interest in XOMA’s intellectual property rights to all gevokizumab indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period was 3.22% and has been reset semi-annually ranging from 1.95% to 3.83%. Interest for the six-month period from mid-July 2015 through mid-January 2016 was reset to 2.05%. Interest for the six-month period from mid-January 2016 through mid-July 2016 was reset to 1.95%. Interest is payable semi-annually.

On January 9, 2015, Servier and the Company entered into Amendment No. 2 (“Loan Amendment”) to the Servier Loan Agreement initially entered into on December 30, 2010 and subsequently amended by a Consent, Transfer, Assumption and Amendment Agreement entered into as of August 12, 2013. The Loan Amendment extended the maturity date of the loan from January 13, 2016 to three tranches of principal to be repaid as follows: €3.0 million on January 15, 2016, €5.0 million on January 15, 2017, and €7.0 million on January 15, 2018. All other terms of the Loan Agreement remain unchanged. The loan will be immediately due and payable upon certain customary events of default. In January 2016, the Company made payments of €3.0 million in principal and €0.2 million in accrued interest to Servier.

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

The loan discount is amortized to interest expense under the effective interest method over the remaining life of the loan. The loan discount balance at the time of the Loan Amendment was $1.9 million, which is being amortized over the remaining term of the Loan Amendment.  The Company recorded non-cash interest expense resulting from the amortization of the loan discount of $0.2 million and $0.2 million, for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016 and December 31, 2015, the net carrying value of the loan was $ 12.7 million and $15.3 million, respectively. For the three months ended March 31, 2016 and 2015, the Company recorded unrealized foreign exchange gains of $38,000 and $0.2 million, respectively, related to the re-measurement of the loan discount.

On September 28, 2015, Servier terminated the Collaboration Agreement with the required 180-day notice and none of the acceleration clauses were triggered; therefore, the termination of the Collaboration Agreement had no impact on the loan balance.  The outstanding principal balance under this loan was $13.6 million and $16.4 million, using a euro to US dollar exchange rate of 1.136 and 1.091, as of March 31, 2016 and December 31, 2015, respectively. The Company recorded an unrealized foreign exchange loss of $0.5 million and an unrealized foreign exchange gain of $1.9 million for the three months ended March 31, 2016 and 2015, respectively, related to the re-measurement of the loan.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Hercules Term Loan

On February 27, 2015 (“Closing Date”), the Company entered into the Hercules Term Loan as described above.  The Hercules Term Loan has a variable interest rate that is the greater of either (i) 9.40% plus the prime rate as reported from time to time in The Wall Street Journal minus 7.25%, or (ii) 9.40%. The payments under the Hercules Term Loan are interest only until June 1, 2016. The interest-only period will be followed by equal monthly payments of principal and interest amortized over a 30-month schedule through the scheduled maturity date of September 1, 2018. As security for its obligations under the Hercules Term Loan, the Company granted a security interest in substantially all of its existing and after-acquired assets, excluding its intellectual property assets.

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

The Company incurred debt issuance costs of $0.5 million in connection with the Hercules Term Loan. The Company will be required to pay a final payment fee equal to $1.2 million on the maturity date, or such earlier date as the term loan is paid in full. The debt issuance costs and final payment fee are being amortized and accreted, respectively, to interest expense over the term of the term loan using the effective interest method. The Company recorded non-cash interest expense resulting from the amortization of the debt issuance costs and accretion of the final payment of $0.2 million and $49,000 for the three months ended March 31, 2016 and 2015, respectively.

In connection with the Hercules Term Loan, the Company issued unregistered warrants that entitle Hercules to purchase up to an aggregate of 181,268 unregistered shares of XOMA common stock at an exercise price equal to $3.31 per share. These warrants were exercisable immediately and have a five-year term expiring in February 2020. The Company allocated the aggregate proceeds of the Hercules Term Loan between the warrants and the debt obligation. The estimated fair value of the warrants issued to Hercules of $0.5 million was determined using the Black-Scholes Model and was recorded as a discount to the debt obligation.  The debt discount is being amortized over the term of the loan using the effective interest method. The warrants are classified in stockholders’ equity on the condensed consolidated balance sheets. As of March 31, 2016, all of these warrants were outstanding.

The Company evaluated the Hercules Term Loan in accordance with accounting guidance for derivatives and determined there was de minimis value to the identified derivative features of the loan at inception and March 31, 2016.

As of March 31, 2016 and December 31, 2015, the outstanding principal balance of the Hercules Term Loan was $20.0 million. At March 31, 2016 and December 31, 2015, the net carrying value of the Hercules Term Loan was $19.8 million and $19.7 million, respectively.

Aggregate future principal, final payment fees and discounts of the Company’s total interest bearing obligations as of March 31, 2016, are as follows (in thousands):

Nine months ending December 31, 2016	$5,118
Year ended 2017	14,899
Year ended 2018	18,192
Year ended 2019	—
Year ended 2020	15,665
53,874
Less: Interest, final payment fee, discount and issuance cost	(7,623)
46,251
Less: interest bearing obligations – current	(10,244)
Interest bearing obligations – non-current	$36,007

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense in the condensed consolidated statements of comprehensive loss relates to the following debt instruments (in thousands):

	Three Months Ended March 31,
	2016	2015
Hercules loan	$672	$234
Servier loan	226	255
GECC term loan	—	548
Novartis note	97	78
Other	7	—
Total interest expense	$1,002	$1,115

9. Common Stock Warrants

As of March 31, 2016 and December 31, 2015, the following common stock warrants were outstanding (in thousands, except for per share amounts):

Issuance Date	Expiration Date	Balance Sheet Classification	Exercise Price per Share	March 31, 2016	December 31, 2015
December 2011	December 2016	Stockholders' deficit	$1.14	263	263
March 2012	March 2017	Contingent warrant liabilities	$1.76	9,585	9,585
September 2012	September 2017	Stockholders' deficit	$3.54	39	39
December 2014	December 2016	Contingent warrant liabilities	$7.90	8,097	8,097
February 2015	February 2020	Stockholders' deficit	$3.31	181	181
February 2016	February 2021	Stockholders' deficit	$0.77	165	—
				18,330	18,165

In February 2016, in conjunction with services to be provided by a third-party consultant, the Company issued a warrant to purchase up to an aggregate of 165,000 unregistered shares of XOMA’s common stock at an exercise price equal to $0.77 per share. These warrants are exercisable immediately and have a five-year term expiring in February 2021. The estimated fair value of the warrants in the amount of $0.1 million was calculated using the Black-Scholes Model and was classified in stockholders’ deficit on the condensed consolidated balance sheet.

The Company revalued the December 2014 warrants at March 31, 2016 using the Black-Scholes Model and recorded a $2.9 million decrease in the estimated fair value as a gain in the revaluation of contingent warrant liabilities line of the Company’s condensed consolidated statements of comprehensive loss. The Company revalued the March 2012 warrants at March 31, 2016 using the Black-Scholes Model and recorded a $4.0 million decrease in the estimated fair value as a gain in the revaluation of contingent warrant liabilities line of the Company’s condensed consolidated statements of comprehensive loss. The decrease in liability is primarily due to the decrease in the market price of XOMA’s common stock at March 31, 2016 as compared to December 31, 2015.

As of March 31, 2016 and December 31, 2015, the December 2014 warrants had an estimated fair value of $44,000 and $3.0 million, respectively. As of March 31, 2016 and December 31, 2015, the March 2012 warrants had an estimated fair value of $3.5 million and $7.5 million, respectively.

10. Legal Proceedings, Commitments and Contingencies

Collaborative Agreements, Royalties and Milestone Payments

The Company has committed to make potential future “milestone” payments to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $55.7 million (assuming one product per contract meets all milestones events) have not been recorded on the accompanying condensed consolidated balance sheets. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

On November 16 and November 25, 2015, two derivative lawsuits were filed purportedly on the Company’s behalf in the United States District Court for the Northern District of California, captioned Fieser v. Van Ness, et al . (Case No. 4:15-CV-05236-HSG) and Csoka v. Varian, et al . (Case No. 3:15-cv-05429-SI), against certain of the Company’s officers and the members of its board of directors.  The lawsuits assert claims for breach of fiduciary duty and other violations of law based on the dissemination of allegedly false and misleading statements related to the Company’s EYEGUARD-B study. Plaintiffs seek unspecified monetary damages and other relief including reforms and improvements to the Company’s corporate governance and internal procedures. The parties in the Fieser action have stipulated that the Company’s response to the complaint will be due on May 20, 2016. The Company’s response to the Csoka Complaint is currently due on June 3, 2016. Management believes the allegations have no merit and intend to vigorously defend against the claims.  Currently, the Company does not believe that the outcome of this matter will have a material adverse effect on its business or financial condition, although an unfavorable outcome could have a material adverse effect on its results of operations for the period in which such a loss is recognized. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

11. Stock-based Compensation

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

Stock Options

The stock options generally vest monthly over four years for employees and one year for directors. Stock options held by employees who qualify for retirement age (defined as employees that are a minimum of 55 years of  age and the sum of their age plus years of full-time employment with the Company exceeds 70 years) vest on the earlier of scheduled vest date or the date of retirement.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The fair value of the stock options granted during the three months ended March 31, 2016 and 2015, was estimated based on the following weighted average assumptions:

	Three Months Ended March 31,
	2016	2015
Dividend yield	0%	0%
Expected volatility	106%	82%
Risk-free interest rate	1.27%	1.34%
Expected term	5.6 years	5.6 years

Stock option activity for the three months ended March 31, 2016, was as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	7,690,297	$6.33
Granted	65,900	1.04
Forfeited, expired or cancelled	(330,940)	8.71
Outstanding at March 31, 2016	7,425,257	$6.18	6.43	$—
Vested and expected to vest at March 31, 2016	7,255,365	$6.21	6.37	$—
Exercisable at March 31, 2016	5,739,469	$6.58	5.84	$—

Restricted Stock Units

RSUs generally vest over three years for employees and one year for directors.  In the first quarter of 2016, the Company granted 2.3 million RSUs to employees that will vest one year from the date of grant.  RSUs held by employees who qualify for retirement age (defined as employees that are a minimum of 55 years of  age and the sum of their age plus years of full-time employment with the Company exceeds 70 years) vest on the earlier of scheduled vest date or the date of retirement.

The valuation of RSUs is determined at the date of grant using the closing stock price.

Unvested RSU activity for the three months ended March 31, 2016, is summarized below:

		Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value
Unvested balance at January 1, 2016	2,125,761	$4.07
Granted	2,290,344	0.76
Vested	(1,052,929)	3.24
Forfeited	(117,627)	3.52
Unvested balance at March 31, 2016	3,245,549	$2.03

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock-based Compensation Expense

The following table shows total stock-based compensation expense for stock options, RSUs and ESPP in the condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$1,137	$2,196
Selling, general and administrative	1,169	1,469
Total stock-based compensation expense	$2,306	$3,665

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “intend” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, the sufficiency of our cash resources, our ability to receive potential milestones and/or royalty payments under collaboration agreements and the timing of receipt of those payments, the timing and adequacy of cost-cutting measures, and our ability to defend against claims that have been made in litigation. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things: our product candidates are still being developed, and we will require substantial funds to continue development which may not be available; we have received negative results from certain of our clinical trials, and we face uncertain results of other clinical trials of our product candidates; if our therapeutic product candidates do not receive regulatory approval, neither our third-party collaborators, our contract manufacturers nor we will be able to manufacture and market them; we may not obtain orphan drug exclusivity or we may not receive the full benefit of orphan drug exclusivity even if we obtain such exclusivity; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; we may not be successful in commercializing our products, which could also affect our development efforts; we are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our product candidates and could subject us to significant fines and penalties; and certain of our technologies are in-licensed from third parties, so our capabilities using them are restricted and subject to additional risks. These and other risks, including those related to current economic and financial market conditions, are contained principally in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Recent Business Developments

In connection with the November 4, 2015 asset purchase agreement with Nanotherapeutics, Inc. (“Nanotherapeutics”), in March 2016, we effected the novation of our contract with the National Institute of Allergy and Infectious Diseases (“NIAID”), and completed the transfer of certain related third-party service contracts and materials, and the grant of non-exclusive licenses for certain of our patents and general know-how to Nanotherapeutics. We are eligible to receive contingent consideration up to a maximum of $4.5 million in cash based upon Nanotherapeutics achieving certain specified future operating objectives. In addition, we are eligible to receive 15% royalties on net sales of any future products related to the treatment of human botulism poisoning.

Certain Factors Important to Understanding Our Financial Condition and Results of Operations

Successful development of drugs is inherently difficult and uncertain. Our business requires significant investments in research and development over many years, and products often fail during the research and development process. Our long-term prospects depend upon our ability, and the ability of our partners, to successfully commercialize new therapeutics. Our financial performance is driven by many factors and is subject to the risks set forth in Part II, Item 1A - Risk Factors.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, those related to revenue recognition, research and development expense, contingent warrant liabilities, and stock-based compensation to be critical policies. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2016, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 9, 2016.

Results of Operations

Revenues

Total revenues for the three months ended March 31, 2016 and 2015, were as follows (in thousands):

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
License and collaborative fees	$2,491	$263	$2,228
Contract and other	1,471	2,388	(917)
Total revenues	$3,962	$2,651	$1,311

License and Collaborative Fees

License and collaborative fees include fees and milestone payments related to the out-licensing of our products and technologies. The increase in license and collaborative fee revenue for the three months ended March 31, 2016, as compared to the same period of 2015, was due to $1.5 million in revenue from an upfront payment of a phage display library license, a $0.5 million increase in revenue recognized related to the loan agreement with Servier and a $0.2 million increase in milestone payments related to out-licensing arrangements. The generation of future revenues related to license and other collaborative fees is dependent on our ability to attract new licensees and new collaboration partners to our antibody technologies, or the achievement of milestones by our existing licensees.

Contract and Other Revenues

Contract and other revenues include agreements where we provide contracted research and development services to our contract and collaboration partners, including Servier and NIAID. Contract and other revenues also include net product sales and royalties. The following table shows the activity in contract and other revenues for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
NIAID	$1,058	$1,902	$(844)
Servier	307	523	(216)
Other	106	(37)	143
Total contract and other revenues	$1,471	$2,388	$(917)

Our revenue from NIAID decreased for the three months ended March 31, 2016 due to reduced activity under our existing NIAID contracts. The decrease in revenue from Servier for the three months ended March 31, 2016 was due primarily to the discontinuation of the gevokizumab studies under our collaboration agreement with Servier in the third quarter of 2015.

We expect total revenue to decrease in 2016 as compared with 2015 levels based on anticipated licensing activities, the termination of our collaboration with Servier, and the novation of our NIAID contract to Nanotherapeutics.

Research and Development Expenses

Research and development expenses were $13.6 million for the three months ended March 31, 2016, compared with $20.0 million for the same period in 2015. The decrease of $6.4 million was primarily due to a decrease of $5.0 million in salaries and related expenses, a decrease of $0.7 million in depreciation and facility expenses due to the sale our manufacturing facility to Agenus West LLC (“Agenus”) in December 2015, and a decrease of $0.6 million in outside consulting services due to the termination of the EYEGUARD global Phase 3 program in the third quarter of 2015.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $4.5 million in research and development salaries and employee-related expenses for the three months ended March 31, 2016, as compared with $9.5 million for the same period in 2015. The decrease of $5.0 million was due primarily to a $3.9 million decrease in salaries and related personnel costs, primarily due to the restructuring activities initiated in the third quarter of 2015 and the resulting decrease in headcount, and a $1.1 million decrease in stock-based compensation, which is a non-cash expense.

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

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
Earlier stage programs	$8,661	$5,773	$2,888
Later stage programs	4,949	14,231	(9,282)
Total	$13,610	$20,004	$(6,394)

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements are summarized below (in thousands):

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
Internal projects	$8,661	$13,664	$(5,003)
Collaborative and contract arrangements	4,949	6,340	(1,391)
Total	$13,610	$20,004	$(6,394)

For the three months ended March 31, 2016, gevokizumab, XOMA 358 and our endocrine research-stage programs each accounted for between 20% and 30% of our total research and development expenses.  All remaining development programs accounted for less than 10% of our total research and development expenses for the three months ended March 31, 2016. For the three months ended March 31, 2015, the gevokizumab program, for which we incurred the largest amount of expense, accounted for more than 50% but less than 60% of our total research and development expenses. A second development program, XMet, accounted for more than 20% but less than 30% of our total research and development expenses and a third development program, NIAID, accounted for more than 10% but less than 20% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expenses for the three months ended March 31, 2015.

We expect our research and development spending during the remainder of 2016 will be reduced as compared with 2015 due to our 2015 restructuring efforts, our strategic efforts to focus on our endocrine portfolio, which included the sale of our manufacturing facility to Agenus and transfer of our biodefense assets to Nanotherapeutics, and reduced spending on gevokizumab.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. Selling, general and administrative expenses were $4.3 million for the three months ended March 31, 2016, compared with $5.2 million for the same period in 2015. The decrease of $0.9 million was due primarily to a $1.2 million decrease in salaries and related personnel costs related to the reduction in headcount from our restructuring activities initiated in the third quarter of 2015, partially offset by a $0.2 million increase in consulting services.

We expect our selling, general and administrative spending during the remainder of 2016 to decline as compared with 2015 due to the restructuring that we implemented in the third quarter of 2015.

Restructuring Charges

On July 22, 2015, we announced the Phase 3 EYEGUARD-B study of gevokizumab in patients with Behçet’s disease uveitis, run by Servier, did not meet the primary endpoint of time to first acute ocular exacerbation.  In August 2015, we announced our intention to end the EYEGUARD global Phase 3 program.  On August 21, 2015, in connection with our efforts to lower operating expenses and preserve capital while continuing to focus on our endocrine product pipeline, we implemented a restructuring plan (the “2015 Restructuring”) that included a workforce reduction resulting in the termination of 52 employees in the second half of 2015.

During the three months ended March 31, 2016, we recorded charges of $2,000 related to severance, other termination benefits and outplacement services. In addition, we recognized an additional restructuring charge of $34,000 in contract termination costs during the three months ended March 31, 2016, which primarily include costs in connection with the discontinuation of the EYEGUARD studies.

Other Income (Expense), Net

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense is shown below for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
Hercules loan	$672	$234	$438
Servier loan	226	255	(29)
GECC term loan	—	548	(548)
Novartis note	97	78	19
Other	7	—	7
Total interest expense	$1,002	$1,115	$(113)

Interest expense related to the term loan with General Electric Capital Corporation (“GECC”) decreased by $0.5 million during the three months ended March 31, 2016, compared to the same period in 2015. The decrease was due to the extinguishment of the GECC term loan in February 2015. This decrease was partially offset by an increase of $0.4 million in interest expense due to our $20.0 million term loan with Hercules Technology Growth Capital, Inc. that was entered into in February 2015.  A portion of the proceeds from the Hercules Term Loan was used to repay our outstanding loan with GECC.

We expect interest expense during the remainder of 2016 to decrease as compared with 2015 due to the decrease in the principal balances of the Hercules and Servier loans.

Other Income (Expense), Net

Other income (expense), net primarily consisted of unrealized (losses) gains. The following table shows the activity in other income (expense), net for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
Other income (expense), net
Unrealized foreign exchange (loss) gain(1)	$(559)	$1,949	$(2,508)
Sublease income	226	—	226
Realized foreign exchange gain	2	56	(54)
Unrealized loss on foreign exchange options	—	(6)	6
Other	25	11	14
Total other income (expense), net	$(306)	$2,010	$(2,316)

(1)	Unrealized foreign exchange (loss) gain for the three months ended March 31, 2016 and 2015 primarily relates to the re-measurement of the Servier loan.

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

We revalued the March 2012 warrants at March 31, 2016 using the Black-Scholes Model and recorded a $4.0 million decrease in the estimated fair value as a gain in the revaluation of contingent warrant liabilities line of our condensed consolidated statement of comprehensive loss for the three months ended March 31, 2016. This decrease in the estimated fair value of the warrants is primarily due to the decrease in the market price of our common stock at March 31, 2016 as compared to December 31, 2015.  We revalued the warrants at March 31, 2015 and recorded a $0.3 million decrease in the estimated fair value as a gain on the revaluation of contingent warrant liabilities line of our condensed consolidated statement of comprehensive loss for the three months ended March 31, 2015.

We revalued the December 2014 warrants at March 31, 2016 using the Black-Scholes Model and recorded a $2.9 million decrease in the estimated fair value as a gain in the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive loss for the three months ended March 31, 2016. The decrease in the estimated fair value of the warrants is due primarily to the decrease in the market price of our common stock at March 31, 2016 as compared to December 31, 2015. We revalued the warrants at March 31, 2015 and recorded a $0.4 million decrease in the estimated fair value as a gain on the revaluation of contingent warrant liabilities line of our condensed consolidated statement of comprehensive loss for the three months ended March 31, 2015.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents and marketable securities, our working capital and our cash flow activities for each of the periods presented (in thousands):

	March 31,	December 31,
	2016	2015	Change
Cash and cash equivalents	$46,153	$65,767	$(19,614)
Marketable securities	$454	$496	$(42)
Working capital	$29,702	$48,924	$(19,222)

	Three Months Ended March 31,
	2016	2015	Change
Net cash used in operating activities	$(16,286)	$(24,280)	$(7,994)
Net cash used in investing activities	(31)	(225)	(194)
Net cash (used in) provided by financing activities	(3,299)	13,574	16,873
Effect of exchange rate changes on cash	2	(23)	(25)
Net decrease in cash and cash equivalents	$(19,614)	$(10,954)	$8,660

Cash Used In Operating Activities

The decrease in net cash used in operating activities for the three months ended March 31, 2016, as compared with the same period in 2015, was primarily due to lower salaries and related costs resulting from our 2015 restructuring efforts combined with decreased research and development spending related to internal and external manufacturing costs and clinical trial costs during the three months ended March 31, 2016.

Cash Used In Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 of $31,000 was related to the purchase of equipment. Net cash used in investing activities for the same period in 2015 of $0.2 million was due to expenditures for leasehold improvements of $0.2 million.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the three months ended March 31, 2016 of $3.3 million was primarily related to the principal payment on the Servier Loan.

Net cash provided by financing activities for the three months ended March 31, 2015 of $13.6 million was primarily related to proceeds received from the Hercules Term Loan of $20.0 million, partially offset by $6.1 million in principal payments on the GECC Term Loan, and debt issuance costs of $0.5 million.

Interest Bearing Obligations

Aggregate future principal, final payment fees and discounts of our total interest bearing obligations as of March 31, 2016 are as follows (in thousands):

Nine Months ending December 31, 2016	$5,118
Year ended 2017	14,899
Year ended 2018	18,192
Year ended 2019	—
Year ended 2020	15,665
53,874
Less: Interest, final payment fee, discount and issuance cost	(7,623)
46,251
Less: interest bearing obligations – current	(10,244)
Interest bearing obligations – non-current	$36,007

See Note 8: Long-Term Debt to the accompanying condensed consolidated financial statements for discussion of our debt obligations.

*        *        *

We have incurred significant operating losses since our inception and have an accumulated deficit of $1.1 billion as of March 31, 2016. Management expects operating losses and negative cash flows to continue for the foreseeable future.  At March 31, 2016, we had cash, cash equivalents and marketable securities of $46.6 million, which is available to fund future operations. Taking into account the repayment of our outstanding debt classified within current liabilities on our condensed consolidated balance sheet as of March 31, 2016, we anticipate that we have adequate resources to fund operations through at least March 31, 2017.

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

Changes in Contractual Obligations

Our future contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.  There have been no material changes from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. Our market risks related to interest rate sensitivities at March 31, 2016, have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2015 filed with the SEC.

Foreign Currency Risk

We hold debt, incur expenses, and may be owed milestones denominated in foreign currencies. The amount of debt owed, expenses incurred, or milestones owed to us will be impacted by fluctuations in these foreign currencies. When the U.S. Dollar weakens against foreign currencies, the U.S. Dollar value of the foreign-currency denominated debt, expense, and milestones increases, and when the U.S. Dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated debt, expense, and milestones decreases. Consequently, changes in exchange rates will affect the amount we are required to repay on our €12.0 million loan from Servier and may affect our results of operations. We estimate that a hypothetical 0.01 change in the Euro to USD exchange rate could increase or decrease our unrealized gains or losses by approximately $0.1 million.

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

On November 16, and November 25, 2015, two derivative lawsuits were filed purportedly on our behalf in the United States District Court for the Northern District of California, captioned Fieser v. Van Ness, et al. (Case No. 4:15-CV-05236-HSG) and Csoka v. Varian, et al. (Case No. 3:15-cv-05429-SI), against certain of our officers and the members of our board of directors.  The lawsuits assert claims for breach of fiduciary duty and other violations of law based on the dissemination of allegedly false and misleading statements related to the Company’s EYEGUARD-B study.  Plaintiffs seek unspecified monetary damages and other relief including reforms and improvements to our corporate governance and internal procedures. The parties in the Fieser action have stipulated that our response to the complaint will be due on May 20, 2016. Our response to the Csoka Complaint is currently due on June 3, 2016. Management believes the allegations have no merit and intend to vigorously defend against the claims.

ITEM 1A. RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking information based on our cuent expectations. Because our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our revenues, expenses, operating results, cash flows, net loss and loss per share. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.  You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q as well as our other publicly available filings with the U.S. Securities and Exchange Commission, or SEC.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part I, Item 1A, “Risk Factors” included in our Annual Report on the Form 10-K.

Risks Related to our Financial Results and Capital Requirements

We have sustained losses in the past, and we expect to sustain losses in the foreseeable future.

We have been and are developing numerous product candidates, and as a result have experienced significant losses. As of March 31, 2016, we had an accumulated deficit of $1.1 billion.

For the three months ended March 31, 2016 and 2015, we had a net loss of $8.4 million and $21.7 million, respectively.

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

Based on our cash, cash equivalents and marketable securities of $46.6 million at March 31, 2016, anticipated spending levels, anticipated cash inflows from collaborations, licensing transactions, we anticipate that we will have adequate capital to fund operations through at least March 31, 2017. Any significant revenue shortfalls, increases in planned spending on development programs, more rapid progress of development programs than anticipated, or the initiation of new clinical trials, as well as the unavailability of anticipated sources of funding, could shorten this period or otherwise have a material adverse impact on our ability to finance our continued operations. Progress or setbacks by potentially competing products also may affect our ability to raise new funding on acceptable terms.

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

Reducing costs is a key element of our current business strategy. On August 21, 2015, we, in connection with our efforts to lower operating expenses and preserve capital while continuing to focus on our product pipeline, implemented a workforce reduction, which led to the termination of 52 employees during the second half of 2015.

We recorded an aggregate restructuring charge of approximately $2.9 million related to severance, other termination benefits and outplacement services in connection with the workforce reduction in the second half of 2015. In addition, we recognized an additional restructuring charge of $0.8 million in total contract termination costs in the second half of 2015, which primarily include costs in connection with the discontinuation of the EYEGUARD studies.  Further cost-saving initiatives included the sale of our manufacturing facility to Agenus in December 2015 and the transfer of our NIAID contract to Nanotherapeutics in March 2016.

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

In the United States, the Food and Drug Administration (“FDA”) regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe many of our product candidates (including XOMA 358) will be regulated by the FDA as biologics. Initiation of clinical trials requires approval by health authorities. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with FDA and International Conference on Harmonization Good Clinical Practices and the European Clinical Trials Directive, as applicable, under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Other national, foreign and local regulations also may apply. The developer of the drug must provide information relating to the characterization and controls of the product before administration to the patients participating in the clinical trials. This requires developing approved assays of the product to test before administration to the patient and during the conduct of the trial. In addition, developers of pharmaceutical products must provide periodic data regarding clinical trials to the FDA and other health authorities, and these health authorities may issue a clinical hold upon a trial if they do not believe, or cannot confirm, that the trial can be conducted without unreasonable risk to the trial participants. Based on our interactions with the FDA, XOMA 358 clinical testing is currently limited to single-dose studies in adults.  Data has been generated that will be submitted to request expanded testing as part of our clinical development plan.  We cannot assure you that U.S. and foreign health authorities will not issue a clinical hold with respect to any of our clinical trials in the future.

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

Products and technologies of other companies may render some or all of our product candidates noncompetitive or obsolete.

Developments by others may render our product candidates or technologies obsolete or uncompetitive. Technologies developed and utilized by the biotechnology and pharmaceutical industries are changing continuously and substantially. Competition in antibody-based technologies is intense and is expected to increase in the future as a number of established biotechnology firms and large chemical and pharmaceutical companies advance in these fields. Many of these competitors may be able to develop products and processes competitive with or superior to our own for many reasons, including that they may have:

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

•

Biodel Inc. is developing a formulation of glucagon designed to remain stable in solution for a longer period than existing commercial formulations. FDA has granted orphan drug designation for Biodel's glucagon for the prevention of hypoglycemia in the congenital hyperinsulinism (“CHI”) population

•	Eiger Biopharmaceuticals is developing exendin (9-39), a glucagon-like peptide 1 (GLP-1) antagonist, for the treatment of hypoglycemic episodes following gastric bypass surgery

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

Our product candidates are monoclonal antibodies and are differentiated due to our expertise in the allosteric modulation of cellular receptors.  Our product candidates currently are delivered by intravenous administration.  We are developing subcutaneous versions to allow for at-home administration or administration in a physician’s office, thereby reducing the potential that our targeted patient populations increase the demand on over-burdened infusion centers.  Eiger Biopharmaceuticals is developing an oral therapy for the treatment of hyperinsulinemic hypoglycemia (“HH”) in patients who have undergone bariatric bypass surgery, and its product candidate is a fragment of a currently marketed drug used widely to treat Type 2 diabetes.  Eiger is anticipated to enter multi-dose Phase 2 studies in 2016.  Should Eiger obtain positive data from this multi-dose Phase 2 study in HH patients, it will be ahead of us in the clinical development pathway.

Should both Eiger and we successfully complete clinical testing and obtain regulatory approval, we anticipate we will be competing for the same HH patient population.  Physicians and patients may prefer daily oral dosing to a longer-acting monoclonal antibody, which will impact the commercial value of XOMA 358.

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

Because of the length of time and the expense associated with bringing new products to the marketplace, we and our collaboration and development partners hold and are in the process of applying for a number of patents in the United States and abroad to protect our product candidates and important processes and also have obtained or have the right to obtain exclusive licenses to certain patents and applications filed by others. However, the mere issuance of a patent is not conclusive as to its validity or its enforceability. The U.S. Federal Courts, the U.S. Patent & Trademark Office or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. The America Invents Act introduced post-grant review procedures subjecting U.S. patents to post-grant review procedures similar to European oppositions. U.S. patents owned or licensed by us may therefore be subject to post-grant review procedures, as well as other forms of review and re-examination. A decision in such proceedings adverse to our interests could result in the loss of valuable patent rights, which would have a material adverse effect on our business. In addition, the laws of foreign countries may not protect our intellectual property rights effectively or to the same extent as the laws of the United States. If our intellectual property rights are not protected adequately, we may not be able to commercialize our technologies, products, or services, and our competitors could commercialize our technologies, which could result in a decrease in our sales and market share that would harm our business and operating results. Specifically, the patent position of biotechnology companies generally is highly uncertain and involves complex legal and factual questions. The legal standards governing the validity of biotechnology patents are in transition, and current defenses as to issued biotechnology patents may not be adequate in the future. Accordingly, there is uncertainty as to:

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

Our financial resources and our marketing experience and expertise are limited. Consequently, our ability to develop products successfully depends, to a large extent, upon securing the financial resources and/or marketing capabilities of third parties. For example, we have licensed our bacterial cell expression technology, a set of enabling technologies used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 60 companies. As of March 31, 2016, we were aware of three products manufactured using this technology that have received FDA approval: Genentech’s LUCENTIS® (ranibizumab injection) for treatment of neovascular wet age-related macular degeneration, Macular Edema Following Vein Occulsion, Diabetic Macular Edema, and Diabetic Retinopathy in patients with Diabetic Macular Edema; UCB’s CIMZIA® (certolizumab pegol) for treatment of Crohn’s disease and rheumatoid arthritis; and Pfizer’s TRUMENBA®, a meningococcal group B vaccine. In the third quarter of 2009, we sold our LUCENTIS royalty interest to Genentech, and in the third quarter of 2010, we sold our CIMZIA royalty interest. We are receiving a fraction of a percentage royalty on sales of TRUMENBA.

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

We do not know whether we, our collaborators or licensees will successfully develop and market any of the products that are or may become the subject of any of our collaboration or licensing arrangements. In some cases, these arrangements provide for funding solely by our collaborators or licensees, and in other cases, all of the funding for certain projects and a significant portion of the funding for other projects is to be provided by our collaborator or licensee, and we provide the balance of the funding. Even when we have a collaborative relationship, other circumstances may prevent it from resulting in successful development of marketable products. In addition, third-party arrangements such as ours also increase uncertainties in the related decision-making processes and resulting progress under the arrangements, as we and our collaborators or licensees may reach different conclusions, or support different paths forward, based on the same information, particularly when large amounts of technical data are involved. Under our contract with NIAID, we invoice using NIH provisional rates, and these are subject to future audits at the discretion of NIAID’s contracting office.  These audits can result in an adjustment to revenue previously reported, which potentially could be significant.

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

We license technologies from third parties. These technologies include but are not limited to phage display technologies licensed to us in connection with our bacterial cell expression technology licensing program and antibody products. However, our use of these technologies is limited by certain contractual provisions in the licenses relating to them, and although we have obtained numerous licenses, intellectual property rights in the area of phage display are particularly complex. If the owners of the patent rights underlying the technologies that we license do not properly maintain or enforce those patents, our competitive position and business prospects could be harmed. If we are unable to maintain our licenses, patents or other intellectual property, we could lose important protections that are material to continuing our operations and for future prospects. They may determine not to pursue litigation against other companies that are infringing these patents, or they may pursue such litigation less aggressively than we would. Our licensors also may seek to terminate our license, which could cause us to lose the right to use the licensed intellectual property and adversely affect our ability to commercialize our technologies, products or services.

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

There can be no assurance the market price of our common stock will not decline below its present market price or there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2016, through May 2, 2016, the share price of our common stock has ranged from a high of $1.36 to a low of $0.69. Factors contributing to such volatility include, but are not limited to:

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

*If we fail to meet continued listing standards of NASDAQ, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

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

As disclosed in our filing with the SEC on March 15, 2016, we received another letter from the Staff, providing notification that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar days following the date of the notification, or prior to September 12, 2016, the closing bid price of the Company's common stock is at or above $1.00 for a minimum of 10 consecutive business days, the Staff will provide the Company with written confirmation of compliance.  If the Company does not achieve compliance with the Minimum Bid Price Requirement by September 12, 2016, the Company may be eligible for an additional 180 calendar days compliance period if it elects to transfer to the Nasdaq Capital Market, so as to take advantage of the additional compliance period offered on that market. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period. However, if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the Staff would notify the Company that its securities would be subject to delisting. In the event of such notification, the Company may appeal the Staff’s determination to delist its securities, but there can be no assurance the Staff would grant the Company’s request for continued listing.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, including pursuant to our At Market Issuance Sales Agreement (“ATM”) with Cowen and Company, LLC, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which none were issued and outstanding as of May 2, 2016, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock.  In addition, we are authorized to issue, generally without stockholder approval, up to 277,333,332 shares of common stock, of which 120,367,541 were issued and outstanding as of May 2, 2016. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

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

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. After a series of restructuring activities and asset sales during 2015, we had approximately 80 employees as of May 2, 2016.  We may require additional experienced executive, accounting, research and development, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

On October 1, 2015, a stockholder purporting to act on our behalf, filed a derivative lawsuit in the Superior Court of California for the County of Alameda, purportedly asserting claims on behalf of the Company against certain of our officers and the members of our board of directors, captioned Silva v. Scannon, et al . (Case No. RG15787990).  The lawsuit asserts claims for breach of fiduciary duty, corporate waste and unjust enrichment based on the dissemination of allegedly false and misleading statements related to the Company’s EYEGUARD-B study.  The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. This action is currently stayed pending further developments in the securities class action.  Management believes the allegations have no merit and intends to vigorously defend against the claims.

On November 16, and November 25, 2015, two derivative lawsuits were filed purportedly on our behalf in the United States District Court for the Northern District of California, captioned Fieser v. Van Ness, et al. (Case No. 4:15-CV-05236-HSG) and Csoka v. Varian, et al. (Case No. 3:15-cv-05429-SI), against certain of our officers and the members of our board of directors.  The lawsuits assert claims for breach of fiduciary duty and other violations of law based on the dissemination of allegedly false and misleading statements related to the our EYEGUARD-B study.  Plaintiffs seek unspecified monetary damages and other relief including reforms and improvements to our corporate governance and internal procedures. The parties in the Fieser action have stipulated that the Company’s response to the complaint will be due on May 20, 2016. Our response to the Csoka Complaint is currently due on June 3, 2016. Management believes the allegations have no merit and intend to vigorously defend against the claims.

It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. These and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of these lawsuits are uncertain. We could be forced to expend significant resources in the defense of these suits and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with these lawsuits. We currently are not able to estimate the possible cost to us from these lawsuits, as they are currently at an early stage, and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserve for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2016, we issued a warrant to purchase up to an aggregate of 165,000 shares of our common stock at an exercise price equal to $0.77 per share to an accredited investor in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a payment for consulting services. These warrants are immediately exercisable and have a five-year term expiring in February 2021.

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

XOMA Corporation

Date: May 4, 2016	By:	/s/ JOHN VARIAN
John Varian Chief Executive Officer (principal executive officer) and Director
Date: May 4, 2016	By:	/s/ THOMAS BURNS
Thomas Burns Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Form of Warrant (December 2011 Warrants)	10-K	000-14710	4.9	03/14/2012

4.4	Form of Warrant (March 2012 Warrants)	8-K	000-14710	4.1	03/07/2012

4.5	Form of Warrant (September 2012 Warrants)	8-K	000-14710	4.10	10/03/2012

4.6	Registration rights Agreement dated June 12, 2014, by and among XOMA Corporation, 667, L.P., Baker Brothers Life Sciences, L.P., and 14159. L.P.	8-K	000-14710	4.1	06/12/2014

4.7	Form of Warrant (December 2014 Warrants)	8-K	000-14710	4.1	12/09/2014

4.8	Form of Warrant (February 2015 Warrants)	10-Q	000-14710	4.10	05/07/2015

4.9+	Form of Warrant (February 2016 Warrant)

10.1+*	2016 Incentive Compensation Plan

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+

Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

99.1++	Press Release dated May 2, 2016

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith
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

*	Indicates a management contract or compensation plan or arrangement.
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