Form 10-Q
period 2016-06-30
XOMA Corp
filed 2016-08-03
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2016
Common Stock, $0.0075 par value	120,583,797

XOMA CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$33,854	$65,767
Marketable securities	442	496
Trade and other receivables, net	959	4,069
Prepaid expenses and other current assets	1,070	1,887
Total current assets	36,325	72,219
Property and equipment, net	1,577	1,997
Other assets	664	664
Total assets	$38,566	$74,880

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,046	$6,831
Accrued and other liabilities	5,737	7,025
Deferred revenue	1,024	3,198
Interest bearing obligations – current	12,138	5,910
Accrued interest on interest bearing obligations – current	288	331
Total current liabilities	24,233	23,295
Interest bearing obligations – non-current	34,386	42,757
Contingent warrant liabilities	269	10,464
Other liabilities – non-current	123	673
Total liabilities	59,011	77,189

Commitments and Contingencies (Note 10)

Stockholders’ deficit:
Preferred stock, $0.05 par value, 1,000,000 shares authorized, 0 issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 120,583,797 and 119,045,592 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	904	893
Additional paid-in capital	1,142,313	1,136,881
Accumulated comprehensive loss	(54)	—
Accumulated deficit	(1,163,608)	(1,140,083)
Total stockholders’ deficit	(20,445)	(2,309)
Total liabilities and stockholders’ deficit	$38,566	$74,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
License and collaborative fees	$275	$945	$2,766	$1,207
Contract and other	168	1,594	1,639	3,983
Total revenues	443	2,539	4,405	5,190

Operating expenses:
Research and development	13,703	19,692	27,313	39,696
Selling, general and administrative	4,779	5,060	9,084	10,280
Restructuring	(21)	—	15	—
Total operating expenses	18,461	24,752	36,412	49,976

Loss from operations	(18,018)	(22,213)	(32,007)	(44,786)

Other income (expense):
Interest expense	(1,007)	(1,007)	(2,009)	(2,123)
Other income (expense), net	602	(363)	296	1,648
Revaluation of contingent warrant liabilities	3,263	(176)	10,195	(216)
Net loss	$(15,160)	$(23,759)	$(23,525)	$(45,477)

Basic and diluted net loss per share of common stock	$(0.13)	$(0.20)	$(0.20)	$(0.39)
Shares used in computing basic and diluted net loss per share of common stock	120,448	117,540	120,008	116,870

Other comprehensive loss:
Net loss	$(15,160)	$(23,759)	$(23,525)	$(45,477)
Net unrealized loss on marketable securities	(12)	—	(54)	—
Comprehensive loss	$(15,172)	$(23,759)	$(23,579)	$(45,477)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows used in operating activities:
Net loss	$(23,525)	$(45,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	418	902
Common stock contribution to 401(k)	785	986
Stock-based compensation expense	4,471	6,354
Revaluation of contingent warrant liabilities	(10,195)	216
Amortization of debt issuance costs, debt discount and final payment fee on debt	716	656
Loss on loan extinguishment	—	429
Unrealized loss (gain) on foreign currency exchange	249	(1,571)
Other	46	6
Changes in assets and liabilities:
Trade and other receivables, net	3,110	660
Prepaid expenses and other current assets	881	(258)
Accounts payable and accrued liabilities	(3,070)	(3,954)
Accrued interest on interest bearing obligations	153	210
Deferred revenue	(2,181)	(342)
Other liabilities	(500)	556
Net cash used in operating activities	(28,642)	(40,627)

Cash flows from investing activities:
Proceeds from sale of property and equipment	45	—
Purchase of property and equipment	(31)	(406)
Net cash provided by (used in) investing activities	14	(406)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	45	211
Proceeds from exercise of warrants	—	1
Proceeds from issuance of long term debt	—	20,000
Debt issuance costs and loan fees	—	(512)
Principal payments ─ debt	(3,271)	(6,128)
Principal payments ─ capital lease	(57)	—
Net cash (used in) provided by financing activities	(3,283)	13,572

Effect of exchange rate changes on cash	(2)	(27)

Net decrease in cash and cash equivalents	(31,913)	(27,488)
Cash and cash equivalents at the beginning of the period	65,767	78,445
Cash and cash equivalents at the end of the period	$33,854	$50,957

Supplemental Cash Flow Information:
Cash paid for interest	$1,127	$792
Non-cash financing activities:
Reclassification of contingent warrant liability to equity upon exercise of warrants	$—	$(3,088)
Interest added to principal balance on long-term debt	$194	$159
Issuance of common stock warrants in connection with Hercules Term Loan	$—	$450

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

XOMA Corporation (“XOMA” or the “Company”), a Delaware corporation, combines a portfolio of five product candidates to treat diseases within the endocrine therapeutic area. The Company’s clinical development portfolio includes candidates from the XMet platform, which consists of several Selective Insulin Receptor Modulator (“SIRM”) antibodies that could offer new approaches in the treatment of metabolic diseases.

The lead compound from the XMet platform, XOMA 358, is a fully human monoclonal negative allosteric modulating antibody that binds to insulin receptors and attenuates insulin action.  XOMA is investigating this compound as a novel treatment for non-drug-induced, endogenous hyperinsulinemic hypoglycemia (low blood glucose caused by excessive insulin produced by the body). XOMA 358 is currently in Phase 2 proof-of-concept (“POC”) studies for congenital hyperinsulinism and patients who experience hyperinsulinism following bariatric surgery. The second compound from the XMet platform is XOMA 129, a fragment derived from the XOMA 358 antibody, which could be a treatment to reverse severe acute hypoglycemia, a severe condition experienced by the insulin-dependent diabetic population. XOMA’s endocrine portfolio also includes XOMA 213, a Phase 2 product candidate targeting the prolactin receptor, as well as other preclinical or research stage programs.  The Company’s products are presently in various stages of development and are subject to regulatory approval before they can be commercially launched. XOMA intends to commercialize its endocrine antibodies itself or through collaboration agreements.

The Company announced the closure of its gevokizumab Phase 3 study in pyoderma gangrenosum in March 2016, and on March 25, 2016, the termination of XOMA’s collaboration agreement with Les Laboratories Servier (“Servier”) became effective (see Note 4).

Liquidity and Management Plans

The Company has incurred operating losses since its inception and had an accumulated deficit of $1.2 billion at June 30, 2016. Management expects operating losses and negative cash flows to continue for the foreseeable future. As of June 30, 2016, the Company had $34.3 million in cash, cash equivalents and marketable securities, which is available to fund future operations. Taking into account the repayment of its outstanding debt classified within current liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2016, the Company anticipates that it will be required to obtain funds from license and collaboration agreements or seek additional equity or debt financing to fund its operations through the next 12 months. It is unclear if any such transactions will occur, and if they will be on satisfactory terms. If the Company is unable to achieve the level of funds from licensing and collaboration agreements or obtain external financing in the second half of 2016, as contemplated in its operating plan, the Company has plans to implement certain cost cutting actions to reduce its working capital requirements commencing in the fourth quarter of 2016.  Consistent with the actions the Company has taken in the past, it will take the necessary and appropriate steps to enable the continued operation of the business and preservation of the value of its assets for the next 12 months, including taking actions such as the out-licensing or sale of non-strategic assets, reducing personnel-related costs, curtailing the Company’s development activities and reducing other expenditures that are within the Company’s control. These reductions in expenditures, if implemented, may have an adverse impact on the Company’s ability to achieve certain of its planned objectives.

The Company’s ability to raise additional capital in the equity and debt markets, should the Company choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock or debt, which itself is subject to a number of pharmaceutical development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation. The unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted under those rules certain footnotes or other financial information can be condensed or omitted. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2016.

These financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The interim results of operations are not necessarily indicative of the results that may be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an on-going basis, management evaluates its estimates including, but not limited to, those related to contingent warrant liabilities, revenue recognition, debt amendments, research and development expense, long-lived assets, legal contingencies, derivative instruments and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates, such as the Company’s billing under government contracts and the Company’s accrual for clinical trial expenses. Under the Company’s contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), the Company billed using NIH provisional rates and thus is subject to future audits at the discretion of NIAID’s contracting office. These audits can result in an adjustment to revenue previously reported which potentially could be significant. In March 2016, the Company effected the novation of its remaining active contract with NIAID to Nanotherapeutics, Inc. (“Nanotherapeutics”) (see Note 6). The billings made prior to the effective date of the novation of such contract are still subject to future audits, which may result in significant adjustments to reported revenues. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations.

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

Contract and Other Revenues

Contract revenue for research and development involves the Company providing research and development services to collaborative partners, biodefense contractors or others. Cost reimbursement revenue under collaborative agreements is recorded as contract and other revenues and is recognized as the related research and development costs are incurred, as provided for under the terms of these agreements. Revenue for certain contracts is accounted for by a proportional performance, or output-based, method where performance is based on estimated progress toward elements defined in the contract. The amount of contract revenue and related costs recognized in each accounting period are based on management’s estimates of the proportional performance during the period. Adjustments to estimates based on actual performance are recognized on a prospective basis and do not result in reversal of revenue should the estimate to complete be extended.

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

Net Loss per Share of Common Stock

Basic net loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is based on the weighted average number of shares outstanding during the period, adjusted to include the assumed exercise of certain stock options, RSUs, and warrants for common stock. The calculation of diluted loss per share of common stock requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to earnings (loss) per share of common stock for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

Concentration of Risk

Cash equivalents, marketable securities and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents, such as money market funds. The Company has not encountered any such liquidity issues during 2016.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three months ended June 30, 2016, two customers represented 56% and 15% of total revenues. For the six months ended June 30, 2016, three customers represented 34%, 25% and 21% of total revenues. For the three and six months ended June 30, 2015, two customers represented 48% and 21%, and 60% and 23% of total revenues, respectively. As of June 30, 2016, three customers represented 62%, 12% and 11% of the accounts receivable balance. As of December 31, 2015, four customers represented 39%, 25%, 18% and 10% of the trade and other receivables balance.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2019 and early adoption is permitted for fiscal years and interim periods within those years beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements and related disclosures.

3. Condensed Consolidated Financial Statements Detail

Cash and Cash Equivalents

As of June 30, 2016, cash and cash equivalents consisted of demand deposits of $5.8 million and money market funds of $28.1 million with maturities of less than 90 days at the date of purchase. As of December 31, 2015, cash and cash equivalents consisted of demand deposits of $23.2 million and money market funds of $42.6 million with maturities of less than 90 days at the date of purchase.

Marketable Securities

At June 30, 2016 and December 31, 2015, marketable securities consisted of an investment in the common stock of a public entity of $0.4 million and $0.5 million, respectively. The Company had an unrealized loss of $0.1 million associated with its marketable securities as of June 30, 2016. At each reporting date, the Company performs an evaluation of its equity securities to determine if unrealized losses are other-than-temporary. In performing this assessment, the Company determines whether it expects the security to recover in the near term and considers its ability and intent to hold the security until anticipated recovery. This determination considers the duration and severity of the impairment and the financial condition of the investment as well as the Company’s ability to hold the investment until a recovery of fair value. As of June 30, 2016, the Company determined that the unrealized loss for its marketable securities is not an other-than-temporary impairment.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accrued payroll and other benefits	$1,627	$2,156
Accrued clinical trial costs	1,451	406
Accrued incentive compensation	915	2,609
Deferred rent	757	608
Accrued legal and accounting fees	299	517
Other	688	729
Total	$5,737	$7,025

Net Loss Per Share of Common Stock

Potentially dilutive securities are excluded from the calculation of diluted net loss per share of common stock if their inclusion is anti-dilutive.

The following table shows the weighted-average outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share of common stock (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Common stock options and RSUs	9,345	8,362	9,476	7,850
Warrants for common stock	18,331	19,087	18,280	19,087
Total	27,676	27,449	27,756	26,937

4. Collaborative and Other Agreements

Servier

In December 2010, the Company entered into a license and collaboration agreement (“Collaboration Agreement”) with Servier, to jointly develop and commercialize gevokizumab in multiple indications. Under the terms of the agreement, Servier had worldwide rights to cardiovascular disease and diabetes indications and had rights outside the United States and Japan to all other indications, including non-infectious intermediate, posterior or pan-uveitis (“NIU”), Behçet’s disease uveitis, pyoderma gangrenosum, and other inflammatory and oncology indications. Under the Collaboration Agreement, Servier funded all activities to advance the global clinical development and future commercialization of gevokizumab in cardiovascular-related diseases and diabetes.  Also, Servier funded the first $50.0 million of gevokizumab global clinical development and chemistry, manufacturing and controls expenses related to the three pivotal clinical trials under the EYEGUARD program.  All remaining expenses related to these three pivotal clinical trials were shared equally between Servier and the Company. For the three months ended June 30, 2016 and 2015, the Company recorded revenue of zero and $0.3 million, respectively, from this Collaboration Agreement. For the six months ended June 30, 2016 and 2015, the Company recorded $0.3 million and $0.9 million, respectively, from this Collaboration Agreement.

On September 28, 2015, Servier notified XOMA of its intention to terminate the Collaboration Agreement, as amended in January 2015, and return the gevokizumab rights to XOMA. The termination, which became effective on March 25, 2016, did not result in a change to the maturity date of the Company’s loan with Servier. Prior to September 28, 2015, the Company had been amortizing the deferred revenue recorded upon issuance of the loan over the expected period of performance under the Collaboration Amendment to January 15, 2018, which was also the maturity date of the loan (see Note 8). As the Company is no longer required to provide services to Servier under the Collaboration Agreement, the Company recognized all remaining deferred revenue of $0.6 million from the date of notification to March 25, 2016. The final reconciliation of cost sharing under the collaboration is pending and may result in additional revenues or expenses to XOMA that may have a significant impact on the Company’s financial results.

NIAID

In October 2011, the Company announced that NIAID had awarded the Company a new contract under Contract No. HHSN272201100031C (the “NIAID Contract”) for up to $28.0 million over five years to develop broad-spectrum antitoxins for the treatment of human botulism poisoning. The contract work was being performed on a cost-plus-fixed-fee basis over the life of the contract and the Company was recognizing revenue under the arrangement as the services were performed on a proportional- performance basis. The Company recognized revenue of $25,000 and $1.2 million under this contract for the three months ended June 30, 2016 and 2015, respectively. The Company recognized revenue of $1.1 million and $2.9 million under this contract, for the six months ended June 30, 2016 and 2015, respectively.

In March 2016, the Company effected a novation of the NIAID Contract to Nanotherapeutics. The novation was effected upon obtaining government approval to transfer the NIAID Contract to Nanotherapeutics pursuant to the asset purchase agreement executed in November 2015 (see Note 6).

5. Fair Value Measurements

The Company records its financial assets and liabilities at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables and accounts payable, approximate their fair value due to their short maturities. Fair value is defined as the exchange price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting guidance for fair value establishes a framework for measuring fair value and a fair value hierarchy that prioritizes the inputs used in valuation techniques. The accounting standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1 – Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs, either directly or indirectly, other than quoted prices in active markets for identical assets or liabilities, such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at June 30, 2016 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$28,132	$—	$—	$28,132
Marketable securities	442	—	—	442
	$28,574	$—	$—	$28,574
Liabilities:
Contingent warrant liabilities	$—	$—	$269	$269

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$42,590	$—	$—	$42,590
Marketable securities	496	—	—	496
Total	$43,086	$—	$—	$43,086

Liabilities:
Contingent warrant liabilities	$—	$—	$10,464	$10,464

(1)	Included in cash and cash equivalents

During the six month period ended June 30, 2016, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The estimated fair value of the contingent warrant liabilities at June 30, 2016 and December 31, 2015, was determined using the Black-Scholes Model, which requires inputs such as the expected term of the warrants, volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. The Company’s common stock price represents a significant input that affects the valuation of the warrants. The change in the estimated fair value is recorded as a gain or loss in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of comprehensive loss.

The estimated fair value of the contingent warrant liabilities was calculated using the following range of assumptions at June 30, 2016, and December 31, 2015:

	June 30,	December 31,
	2016	2015
Expected volatility	78% - 100%	166% - 183%
Risk-free interest rate	0.28% - 0.41%	0.64% - 0.74%
Expected term	0.44 - 0.69	0.94 - 1.19

The following table provides a summary of changes in the estimated fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2016 (in thousands):

Balance at December 31, 2015	$10,464
Decrease in estimated fair value of contingent warrant liabilities upon revaluation	(10,195)
Balance at June 30, 2016	$269

The estimated fair value of the Company’s outstanding interest-bearing obligations is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input.  The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at June 30, 2016, and December 31, 2015, are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Hercules term loan	$20,052	$21,225	$19,653	$21,231
Novartis note	13,879	13,641	13,683	13,394
Servier loan	12,593	12,556	15,331	15,185
Total	$46,524	$47,422	$48,667	$49,810

6. Disposition

On November 4, 2015, XOMA and Nanotherapeutics entered into an asset purchase agreement (the “Purchase Agreement”), pursuant to which Nanotherapeutics agreed, subject to the terms and conditions set forth in the Purchase Agreement, to acquire XOMA’s biodefense business and related assets (including, subject to government approval, certain contracts with the U.S. government), and to assume certain liabilities of XOMA (the “Transaction”). As part of the Transaction, the parties, subject to the terms and conditions of the Purchase Agreement and the satisfaction of certain conditions, entered into an intellectual property license agreement (the “License Agreement”), pursuant to which XOMA agreed to license to Nanotherapeutics, subject to the terms and conditions set forth in the License Agreement, certain intellectual property rights related to the purchased assets. Under the License Agreement, the Company is eligible to receive contingent consideration up to a maximum of $4.5 million in cash and 23,008 shares of common stock of Nanotherapeutics, based upon Nanotherapeutics achieving certain specified future operational objectives. In addition, the Company is eligible to receive 15% royalties on net sales of any future Nanotherapeutics products covered by or involving the related patents or know-how.

On March 17, 2016, the Company effected a novation of the NIAID Contract to Nanotherapeutics. On March 23, 2016, the Company completed the transfer of the NIAID Contract and certain related third-party service contracts and materials, and the grant of exclusive and non-exclusive licenses for certain of its patents and general know-how to Nanotherapeutics. The Company believes that the NIAID Contract and certain related third-party service contracts and materials related to the biodefense program transferred to Nanotherapeutics include a sufficient number of key inputs and processes necessary to generate output from a market participant’s perspective. Accordingly, the Company has determined that such assets qualify as a business. The Transaction had no impact on the Company’s consolidated financial statements as of, and for the six-month period ended, June 30, 2016. Any contingent consideration or royalties will be recognized in the condensed consolidated statements of comprehensive loss when received.

7. Restructuring Charges

On July 22, 2015, the Company announced that the Phase 3 EYEGUARD-B study of gevokizumab in patients with Behçet’s disease uveitis, run by Servier, did not meet the primary endpoint of increased time to first acute ocular exacerbation. Due to the results and the Company’s belief they would be predictive of results in its other EYEGUARD studies, in August 2015 XOMA announced its intention to end the EYEGUARD global Phase 3 program.  On August 21, 2015, the Company, in connection with its efforts to lower operating expenses and preserve capital while continuing to focus on its endocrine product pipeline, implemented a restructuring plan (the “2015 Restructuring”) that included a workforce reduction resulting in the termination of 52 employees during the second half of 2015.

During the three and six months ended June 30, 2016, the Company recorded a credit of $21,000 and a charge of $15,000, respectively, related to severance costs and contract termination costs resulting from the 2015 Restructuring.

The outstanding restructuring liabilities are included in accrued and other liabilities on the condensed consolidated balance sheets. The components of the restructuring liabilities are shown below (in thousands):

	Employee Severance	Contract
	and Other Benefits	Termination Costs	Total
Balance at December 31, 2015	$343	$116	$459
Restructuring charges	(14)	29	15
Cash payments	(311)	(145)	(456)
Balance at June 30, 2016	$18	$—	$18

8. Long-Term Debt

Novartis Note

In May 2005, the Company executed a secured note agreement (the “Note Agreement”) with Novartis AG (“Novartis”), which was due and payable in full in June 2015. Under the Note Agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrued at six-month LIBOR plus 2%, which was equal to 2.93% at June 30, 2016 and is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments could be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount did not exceed $50.0 million. The Company made this election for all interest payments. Loans under the Note Agreement were secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder. Pursuant to the terms of the arrangement as restructured in November 2008, the Company did not make any additional borrowings under the Novartis note.

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

As of June 30, 2016 and December 31, 2015, the outstanding principal balance under this Secured Note Amendment was $13.9 million and $13.7 million, respectively, and was included in interest bearing obligations – long term in the accompanying consolidated balance sheets.

Servier Loan Agreement

In December 2010, in connection with the Collaboration Agreement entered into with Servier, the Company executed a loan agreement with Servier (the “Servier Loan Agreement”), which provided for an advance of up to €15.0 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million. The loan is secured by an interest in XOMA’s intellectual property rights to gevokizumab and its use in indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period was 3.22% and has been reset semi-annually ranging from 1.95% to 3.83%. Interest for the six-month period from mid-July 2015 through mid-January 2016 was reset to 2.05%. Interest for the six-month period from mid-January 2016 through mid-July 2016 was reset to 1.95%. Interest is payable semi-annually.

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

Upon initial issuance, the loan had a stated interest rate lower than the market rate based on comparable loans held by similar companies, which represents additional value to the Company. The Company recorded this additional value as a discount to the carrying value of the loan amount, at its fair value of $8.9 million. The fair value of this discount, which was determined using a discounted cash flow model, represents the differential between the stated terms and rates of the loan, and market rates. Based on the association of the loan with the Collaboration Agreement, the Company recorded the offset to this discount as deferred revenue.

The loan discount is amortized to interest expense under the effective interest method over the remaining life of the loan. The loan discount balance at the time of the Loan Amendment was $1.9 million, which is being amortized over the remaining term of the Loan Amendment.  The Company recorded non-cash interest expense resulting from the amortization of the loan discount of $0.2 million and $0.2 million, for the three months ended June 30, 2016 and 2015, respectively. The Company recorded non-cash interest expense resulting from the amortization of the loan discount of $0.3 million and $0.3 million, for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016 and December 31, 2015, the net carrying value of the loan was $12.6 million and $15.3 million, respectively. For the three and six months ended June 30, 2016, the Company recorded an unrealized foreign exchange loss of $17,000 and an unrealized foreign exchange gain of $20,000, respectively, related to the re-measurement of the loan discount. For the three and six months ended June 30, 2015, the Company recorded an unrealized foreign exchange gain of $35,000 and an unrealized foreign exchange loss of $0.2 million, respectively, related to the re-measurement of the loan discount.

On September 28, 2015, Servier terminated the Collaboration Agreement with the required 180-day notice and none of the acceleration clauses were triggered; therefore, the termination of the Collaboration Agreement had no impact on the loan balance.  The outstanding principal balance under this loan was $13.3 million and $16.4 million, using a euro to US dollar exchange rate of 1.110 and 1.091, as of June 30, 2016 and December 31, 2015, respectively. The Company recorded an unrealized foreign exchange gain of $0.3 million and an unrealized foreign exchange loss of $0.2 million for the three and six months ended June 30, 2016, respectively, related to the re-measurement of the loan. The Company recorded an unrealized foreign exchange loss of $0.4 million and an unrealized foreign exchange gain of $1.6 million for the three and six months ended June 30, 2015, respectively, related to the re-measurement of the loan.

Hercules Term Loan

On February 27, 2015 (“Closing Date”), the Company entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (the “Hercules Term Loan”).  The Hercules Term Loan has a variable interest rate that is the greater of either (i) 9.40% plus the prime rate as reported from time to time in The Wall Street Journal minus 7.25%, or (ii) 9.40%. The payments under the Hercules Term Loan were interest only until June 1, 2016. The interest-only period is followed by equal monthly payments of principal and interest amortized over a 30-month schedule through the scheduled maturity date of September 1, 2018. As security for its obligations under the Hercules Term Loan, the Company granted a security interest in substantially all of its existing and after-acquired assets, excluding its intellectual property assets.

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

The Company incurred debt issuance costs of $0.5 million in connection with the Hercules Term Loan. The Company will be required to pay a final payment fee equal to $1.2 million on the maturity date, or such earlier date as the term loan is paid in full. The debt issuance costs and final payment fee are being amortized and accreted, respectively, to interest expense over the term of the loan using the effective interest method. The Company recorded non-cash interest expense resulting from the amortization of the debt issuance costs and accretion of the final payment of $0.2 million and $0.3 million for the three and six months ended June 30, 2016, respectively. The Company recorded non-cash interest expense resulting from the amortization of the debt issuance costs and accretion of the final payment of $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively.

In connection with the Hercules Term Loan, the Company issued unregistered warrants that entitle Hercules to purchase up to an aggregate of 181,268 unregistered shares of XOMA common stock at an exercise price equal to $3.31 per share. These warrants were exercisable immediately and have a five-year term expiring in February 2020. The Company allocated the aggregate proceeds of the Hercules Term Loan between the warrants and the debt obligation. The estimated fair value of the warrants issued to Hercules of $0.5 million was determined using the Black-Scholes Model and was recorded as a discount to the debt obligation.  The debt discount is being amortized over the term of the loan using the effective interest method. The warrants are classified in stockholders’ deficit on the condensed consolidated balance sheets. As of June 30, 2016, all of these warrants were outstanding.

The Company evaluated the Hercules Term Loan in accordance with accounting guidance for derivatives and determined there was de minimis value to the identified derivative features of the loan at inception and June 30, 2016.

As of June 30, 2016 and December 31, 2015, the outstanding principal balance of the Hercules Term Loan was $20.0 million. At June 30, 2016 and December 31, 2015, the net carrying value of the Hercules Term Loan was $20.0 million and $19.7 million, respectively.

Aggregate future principal, final payment fees and discounts of the Company’s total interest bearing obligations as of June 30, 2016, are as follows (in thousands):

Six months ending December 31, 2016	$4,635
Year ended 2017	14,768
Year ended 2018	18,014
Year ended 2019	—
Year ended 2020	15,748
53,165
Less: interest, final payment fee, discount and issuance cost	(6,641)
46,524
Less: interest bearing obligations – current	(12,138)
Interest bearing obligations – non-current	$34,386

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense in the condensed consolidated statements of comprehensive loss relates to the following debt instruments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Hercules term loan	$679	$652	$1,351	$886
Servier loan	225	272	451	527
GECC term loan	—	—	—	548
Novartis note	98	80	195	159
Other	5	3	12	3
Total interest expense	$1,007	$1,007	$2,009	$2,123

9. Common Stock Warrants

As of June 30, 2016 and December 31, 2015, the following common stock warrants were outstanding (in thousands, except for per share amounts):

Issuance Date	Expiration Date	Balance Sheet Classification	Exercise Price per Share	June 30, 2016	December 31, 2015
December 2011	December 2016	Stockholders' deficit	$1.14	263	263
March 2012	March 2017	Contingent warrant liabilities	$1.76	9,585	9,585
September 2012	September 2017	Stockholders' deficit	$3.54	39	39
December 2014	December 2016	Contingent warrant liabilities	$7.90	8,097	8,097
February 2015	February 2020	Stockholders' deficit	$3.31	181	181
February 2016	February 2021	Stockholders' deficit	$0.77	165	—
				18,330	18,165

In February 2016, in conjunction with services to be provided by a third-party consultant, the Company issued a warrant to purchase up to an aggregate of 165,000 unregistered shares of XOMA’s common stock at an exercise price equal to $0.77 per share. These warrants were exercisable immediately and have a five-year term expiring in February 2021. The estimated fair value of the warrants in the amount of $0.1 million was calculated using the Black-Scholes Model and was classified in stockholders’ deficit on the condensed consolidated balance sheet.

The Company revalued the December 2014 warrants at June 30, 2016 using the Black-Scholes Model and recorded a $44,000 and $3.0 million decrease in the estimated fair value as a gain in the revaluation of contingent warrant liabilities line of the Company’s condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2016, respectively. The Company revalued the March 2012 warrants at June 30, 2016 using the Black-Scholes Model and recorded a $3.2 million and $7.2 million decrease in the estimated fair value as a gain in the revaluation of contingent warrant liabilities line of the Company’s condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2016, respectively. The decrease in these liabilities is primarily due to the decrease in the market price of XOMA’s common stock at June 30, 2016 as compared to December 31, 2015.

As of June 30, 2016 and December 31, 2015, the December 2014 warrants had an estimated fair value of zero and $3.0 million, respectively. As of June 30, 2016 and December 31, 2015, the March 2012 warrants had an estimated fair value of $0.3 million and $7.5 million, respectively.

10. Legal Proceedings, Commitments and Contingencies

Collaborative Agreements, Royalties and Milestone Payments

The Company has committed to make potential future “milestone” payments to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $55.7 million (assuming one product per contract meets all milestones events) have not been recorded on the accompanying condensed consolidated balance sheets. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.

Legal Proceedings

On July 24, 2015, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Markette v. XOMA Corp., et al. (Case No. 3:15-cv-3425) against the Company, its Chief Executive Officer and its Chief Medical Officer.  The complaint asserts that all defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5, by making materially false or misleading statements regarding the Company’s EYEGUARD-B study between November 6, 2014 and July 21, 2015. The plaintiffs also allege that Messrs. Varian and Rubin violated Section 20(a) of the Exchange Act.  The plaintiffs seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On May 13, 2016, the Court appointed a lead plaintiff and lead counsel.  The lead plaintiff filed an amended complaint on July 8, 2016 asserting the same claims and adding a former director as a defendant. Based on a review of the allegations, the Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims. Currently, the Company does not believe that the outcome of this matter will have a material adverse effect on its business or financial condition, although an unfavorable outcome could have a material adverse effect on its results of operations for the period in which such a loss is recognized. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

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

On November 16 and November 25, 2015, two derivative lawsuits were filed purportedly on the Company’s behalf in the United States District Court for the Northern District of California, captioned Fieser v. Van Ness, et al. (Case No. 4:15-CV-05236-HSG) and Csoka v. Varian, et al. (Case No. 3:15-cv-05429-SI), against certain of the Company’s officers and the members of its board of directors.  The lawsuits assert claims for breach of fiduciary duty and other violations of law based on the dissemination of allegedly false and misleading statements related to the Company’s EYEGUARD-B study. Plaintiffs seek unspecified monetary damages and other relief including reforms and improvements to the Company’s corporate governance and internal procedures. Both actions are currently stayed pending further developments in the securities class action. Management believes the allegations have no merit and intends to vigorously defend against the claims.  Currently, the Company does not believe that the outcome of this matter will have a material adverse effect on its business or financial condition, although an unfavorable outcome could have a material adverse effect on its results of operations for the period in which such a loss is recognized. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

11. Stock-based Compensation

In February 2016, the Company’s Board of Directors approved an amendment to the 2010 Long Term Incentive and Stock Award Plan (“2010 Plan”) to, among other things, allow for an increase in the number of shares of common stock reserved for issuance and recommended that the amendment be submitted to the Company’s shareholders for approval at the 2016 annual meeting. At the May 2016 annual meeting, the shareholders approved an amendment to the 2010 Plan to, among other things, increase the aggregate number of shares authorized for issuance by 3,400,000 shares to an aggregate of 22,171,206 shares.

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

Stock Options

The stock options generally vest monthly over four years for employees and one year for directors. Stock options held by employees who qualify for retirement age (defined as employees that are a minimum of 55 years of age and the sum of their age plus years of full-time employment with the Company exceeds 70 years) vest on the earlier of scheduled vest date or the date of retirement.  The fair value of the stock options granted during the three and six months ended June 30, 2016 and 2015, was estimated based on the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Dividend yield	0%	0%	0%	0%
Expected volatility	107%	81%	107%	82%
Risk-free interest rate	1.01%	1.65%	1.18%	1.40%
Expected term	5.6 years	5.6 years	5.6 years	5.6 years

Stock option activity for the six months ended June 30, 2016, was as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	7,690,297	$6.33
Granted	99,300	0.93
Forfeited, expired or cancelled	(628,182)	6.48
Outstanding at June 30, 2016	7,161,415	$6.24	6.17	$—
Vested and expected to vest at June 30, 2016	7,026,845	$6.28	6.11	$—
Exercisable at June 30, 2016	5,775,398	$6.59	5.65	$—

Restricted Stock Units

RSUs generally vest over three years for employees and one year for directors.  In February 2016, the Company granted 2.3 million RSUs to employees that will vest one year from the date of grant. RSUs held by employees who qualify for retirement age (defined as employees that are a minimum of 55 years of  age and the sum of their age plus years of full-time employment with the Company exceeds 70 years) vest on the earlier of scheduled vest date or the date of retirement.

The valuation of RSUs is determined at the date of grant using the closing stock price.

Unvested RSU activity for the six months ended June 30, 2016, is summarized below:

		Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value
Unvested balance at January 1, 2016	2,125,761	$4.07
Granted	2,302,944	0.76
Vested	(1,132,525)	3.27
Forfeited	(298,228)	2.87
Unvested balance at June 30, 2016	2,997,952	$1.95

Stock-based Compensation Expense

The following table shows total stock-based compensation expense for stock options, RSUs and ESPP in the condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$857	$1,399	$1,994	$3,595
Selling, general and administrative	1,308	1,290	2,477	2,759
Total stock-based compensation expense	$2,165	$2,689	$4,471	$6,354

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “intend” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the sufficiency of our cash resources, our future operating expenses, our future losses, our future expenditures for research and development, the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our ability to receive potential milestone or royalty payments under collaboration agreements and the timing of receipt of those payments, the timing and adequacy of cost-cutting measures, and our ability to defend against claims that have been made in litigation. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things: our product candidates are still being developed, and we will require substantial funds to continue development which may not be available; we have received negative results from certain of our clinical trials, and we face uncertain results of other clinical trials of our product candidates; if our therapeutic product candidates do not receive regulatory approval, neither our third-party collaborators, our contract manufacturers nor we will be able to manufacture and market them; we may not obtain orphan drug exclusivity or we may not receive the full benefit of orphan drug exclusivity even if we obtain such exclusivity; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; we may not be successful in commercializing our products, which could also affect our development efforts; we are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our product candidates and could subject us to significant fines and penalties; and certain of our technologies are in-licensed from third parties, so our capabilities using them are restricted and subject to additional risks. These and other risks, including those related to current economic and financial market conditions, are contained principally in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

We currently have five assets in our endocrine portfolio, two of which were developed as part of our proprietary XOMA Metabolism (“XMet”) platform. We believe the XMet platform is highly novel as it targets the insulin receptor and has generated new classes of fully human allosteric modulating monoclonal antibodies known as Selective Insulin Receptor Modulators (“SIRMs”). One program of SIRMs produced by the XMet platform is a negative allosteric modulator of the insulin receptor (“XMetD”). We intend to advance the following two antibodies derived from the XMetD program, which present potential new therapeutic approaches to the treatment of rare diseases that involve insulin and result in severe hypoglycemia.

•	XOMA 358, a potential long-acting treatment for hyperinsulinemic hypoglycemia; and
•	XOMA 129, a potential rapid onset, short-acting treatment for severe acute hypoglycemia.

Our endocrine portfolio also includes a Phase 2 product candidate, XOMA 213, targeting the prolactin receptor, as well as research-stage programs targeting the parathyroid receptor (“PTH1R”) and the adrenal corticotropic hormone (“ACTH”).

Recent Business Developments

In July 2016, we received Orphan Drug Designation in the European Union for XOMA 358 for the treatment of congenital hyperinsulinism.

In June 2016, we initiated a Phase 2 proof-of-concept study to evaluate two dose levels of XOMA 213 in up to 35 subjects and confirm its ability to curtail prolactin signaling.

In April 2016, we initiated a Phase 2 proof-of-concept study to evaluate the safety and clinical pharmacology of a single dose of XOMA 358 in patients who experience dangerously low blood glucose levels (hypoglycemia) after undergoing gastric bypass surgery.

In March 2016, in connection with the November 4, 2015 asset purchase agreement with Nanotherapeutics, Inc. (“Nanotherapeutics”), we effected the novation of our contract with the National Institute of Allergy and Infectious Diseases (“NIAID”), and completed the transfer of certain related third-party service contracts and materials, and the grant of exclusive and non-exclusive licenses for certain of our patents and general know-how to Nanotherapeutics. We are eligible to receive contingent consideration up to a maximum of $4.5 million in cash and 23,008 shares of common stock of Nanotherapeutics, based upon Nanotherapeutics achieving certain specified future operating objectives. In addition, we are eligible to receive 15% royalties on net sales of any future Nanotherapeutics products covered by or involving the related patents or know-how.

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

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, those related to revenue recognition, research and development expense, contingent warrant liabilities, and stock-based compensation to be critical policies. There have been no significant changes in our critical accounting policies during the six months ended June 30, 2016, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 9, 2016.

Results of Operations

Revenues

Total revenues for the three and six months ended June 30, 2016 and 2015, were as follows (in thousands):

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
License and collaborative fees	$275	$945	$(670)	$2,766	$1,207	$1,559
Contract and other	168	1,594	(1,426)	1,639	3,983	(2,344)
Total revenues	$443	$2,539	$(2,096)	$4,405	$5,190	$(785)

License and Collaborative Fees

License and collaborative fees include fees and milestone payments related to the out-licensing of our products and technologies. The decrease in license and collaborative fee revenue for the three months ended June 30, 2016, as compared to the same period of 2015, was due to a $0.5 million decrease in annual fees related to out-licensing arrangements and a $0.2 million decrease in revenue recognized related to the loan agreement with Servier. The increase in license and collaborative fee revenue for the six months ended June 30, 2016, as compared to the same period of 2015, was primarily due to a $1.5 million fee for a phage display library license during the first quarter of 2016. The generation of future revenues related to license and other collaborative fees is dependent on our ability to attract new licensees and new collaboration partners to our antibody technologies, or the achievement of milestones by our existing licensees.

Contract and Other Revenues

Contract and other revenues include agreements where we provided contracted research and development services to our contract and collaboration partners, including Servier and NIAID. Contract and other revenues also include royalties. The following table shows the activity in contract and other revenues for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
NIAID	$25	$1,229	$(1,204)	$1,082	$3,131	$(2,049)
Servier	—	346	(346)	307	870	(563)
Other	143	19	124	250	(18)	268
Total contract and other revenues	$168	$1,594	$(1,426)	$1,639	$3,983	$(2,344)

Our revenue from NIAID decreased for the three and six months ended June 30, 2016 due primarily to the novation of our NIAID contract to Nanotherapeutics in March 2016. The decrease in revenue from Servier for the three and six months ended June 30, 2016 was due primarily to the discontinuation of the gevokizumab studies under our collaboration agreement with Servier in the third quarter of 2015 and the termination of the collaboration agreement with Servier in March 2016.

We expect total revenue to decrease in 2016 as compared with 2015 levels based on anticipated licensing activities, the termination of our collaboration with Servier, and the novation of our NIAID contract to Nanotherapeutics.

Research and Development Expenses

Research and development expenses were $13.7 million and $27.3 million for the three and six months ended June 30, 2016, respectively, compared with $19.7 million and $39.7 million for the same periods in 2015. The decrease of $6.0 million for the three months ended June 30, 2016, as compared to the same period of 2015, was primarily due to a decrease of $3.9 million in salaries and related expenses, a decrease of $1.2 million in clinical trial costs, a decrease of $0.9 million in outside consulting services due to the termination of the EYEGUARD global Phase 3 program in the third quarter of 2015, a decrease of $0.8 million in license fees and a decrease of $0.4 million in depreciation and facility expenses due to the sale of our manufacturing facility to Agenus West LLC (“Agenus”) in December 2015. These decreases were partially offset by a $2.1 million increase in manufacturing costs related to XOMA 358.

The decrease of $12.4 million for the six months ended June 30, 2016, as compared to the same period of 2015 was primarily due to a decrease of $8.9 million in salaries and related expenses, a decrease of $1.0 million in clinical trial costs, a decrease of $1.5 million in outside consulting services due to the termination of the EYEGUARD global Phase 3 program in the third quarter of 2015, a decrease of $1.0 million in depreciation and facility expenses due to the sale of our manufacturing facility to Agenus in December 2015 and a decrease of $0.8 million in license fees, partially offset by a $2.5 million increase in manufacturing costs related to XOMA 358.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $4.3 million and $8.7 million in research and development salaries and employee-related expenses for the three and six months ended June 30, 2016, respectively, as compared with $8.2 million and $17.6 million for the same periods in 2015. The decrease of $3.9 million for the three months ended June 30, 2016 was primarily due to a $3.4 million decrease in salaries and related personnel costs, primarily due to the restructuring activities initiated in the third quarter of 2015 and the resulting decrease in headcount, and a $0.5 million decrease in stock-based compensation, which is a non-cash expense. The decrease of $8.9 million for the six months ended June 30, 2016 was due to a $7.3 million decrease in salaries and related personnel costs, primarily due to the restructuring activities initiated in the third quarter of 2015 and the resulting decrease in headcount and a $1.6 million decrease in stock-based compensation, which is a non-cash expense.

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

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
Earlier stage programs	$3,173	$4,479	$(1,306)	$8,334	$10,252	$(1,918)
Later stage programs	10,530	15,213	(4,683)	18,979	29,444	(10,465)
Total	$13,703	$19,692	$(5,989)	$27,313	$39,696	$(12,383)

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements are summarized below (in thousands):

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
Internal projects	$12,441	$13,906	$(1,465)	$21,102	$27,570	$(6,468)
Collaborative and contract arrangements	1,262	5,786	(4,524)	6,211	12,126	(5,915)
Total	$13,703	$19,692	$(5,989)	$27,313	$39,696	$(12,383)

For the three and six months ended June 30, 2016, XOMA 358, for which we incurred the largest amount of expenses, accounted for between 40% and 50% of our total research and development expenses. The gevokizumab program and our endocrine research-stage programs each accounted for between 10% and 20% of our total research and development expenses. Each of our remaining development programs accounted for less than 10% of our total research and development expenses for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, the gevokizumab program, for which we incurred the largest amount of expense, accounted for more than 40% but less than 50% of our total research and development expenses. A second development program, XMet, accounted for more than 20% but less than 30% of our total research and development expenses and a third development program, NIAID, accounted for less than 10% of our total research and development expenses. Each of our remaining development programs accounted for less than 10% of our total research and development expenses for the three and six months ended June 30, 2015.

We expect our research and development spending during the remainder of 2016 will decline as compared with the second half of 2015 due to our 2015 restructuring efforts, our reduced facility costs as a result of the sale of our manufacturing facility to Agenus, the transfer of our biodefense assets to Nanotherapeutics, and our reduced spending on gevokizumab resulting from the termination of the EYEGUARD program and our collaboration with Servier.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. Selling, general and administrative expenses were $4.8 million and $9.1 million for the three and six months ended June 30, 2016, respectively, compared with $5.1 million and $10.3 million for the same periods in 2015. The decrease of $0.3 million for the three months ended June 30, 2016 was due primarily to a $0.5 million decrease in salaries and related personnel costs related to the reduction in headcount from our restructuring activities initiated in the third quarter of 2015. The decrease of $1.2 million for the six months ended June 30, 2016 was due primarily to a $1.8 million decrease in salaries and related personnel costs related to the reduction in headcount from our restructuring activities initiated in the third quarter of 2015, partially offset by a $0.2 million increase in consulting services.

We expect our selling, general and administrative spending during the remainder of 2016 to decline as compared with the second half of 2015 due to the restructuring that we implemented in the third quarter of 2015.

Restructuring Charges

On July 22, 2015, we announced the Phase 3 EYEGUARD-B study of gevokizumab in patients with Behçet’s disease uveitis, run by Servier, did not meet the primary endpoint of time to first acute ocular exacerbation.  In August 2015, we announced our intention to end the EYEGUARD global Phase 3 program.  On August 21, 2015, in connection with our efforts to lower operating expenses and preserve capital while continuing to focus on our endocrine product pipeline, we implemented a restructuring plan that included a workforce reduction resulting in the termination of 52 employees in the second half of 2015.

During the three and six months ended June 30, 2016, we recorded a credit of $21,000 and a charge of $15,000, respectively, related to severance costs and contract termination costs resulting from the restructuring. There were no such costs incurred in the same periods in 2015.

Other Income (Expense), Net

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense is shown below for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
Hercules term loan	$679	$652	$27	$1,351	$886	$465
Servier loan	225	272	(47)	451	527	(76)
GECC term loan	—	—	—	—	548	(548)
Novartis note	98	80	18	195	159	36
Other	5	3	2	12	3	9
Total interest expense	$1,007	$1,007	$—	$2,009	$2,123	$(114)

Interest expense related to the term loan with General Electric Capital Corporation (“GECC”) decreased by $0.5 million during the six months ended June 30, 2016, compared to the same period in 2015. The decrease was due to the extinguishment of the GECC term loan in February 2015. Interest expense related to the Servier loan decreased by $0.1 million during the six months ended June 30, 2016, compared to the same period in 2015 due to the payment of €3.0 million in principal in January 2016. These decreases were partially offset by an increase of $0.5 million during the six months ended June 30, 2016, in interest expense due to our $20.0 million term loan with Hercules Technology Growth Capital, Inc. (“Hercules Term Loan”) that was entered into in February 2015.  A portion of the proceeds from the Hercules Term Loan was used to repay our outstanding loan with GECC.

We expect interest expense during the remainder of 2016 to decrease as compared with 2015 due to the decrease in the principal balances of the Hercules and Servier loans.

Other Income (Expense), Net

Other income (expense), net primarily consisted of unrealized (losses) gains. The following table shows the activity in other income (expense), net for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
Other income (expense), net
Unrealized foreign exchange gain (loss)(1)	$310	$(378)	$688	$(249)	$1,571	$(1,820)
Sublease income	237	—	237	463	—	463
Other	55	15	40	82	77	5
Total other income (expense), net	$602	$(363)	$965	$296	$1,648	$(1,352)

(1)	Unrealized foreign exchange gain (loss) for the three and six months ended June 30, 2016 and 2015 primarily relates to the re-measurement of the Servier loan.

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

We revalued the March 2012 warrants at June 30, 2016 using the Black-Scholes Model and recorded a $3.2 million and $7.2 million decrease in the estimated fair value as a gain in the revaluation of contingent warrant liabilities line of our condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2016, respectively. This decrease in the estimated fair value of the warrants is primarily due to the decrease in the market price of our common stock at June 30, 2016 as compared to December 31, 2015.  We revalued the warrants at June 30, 2015 and recorded a $1.0 million and $1.4 million increase in the estimated fair value as a loss on the revaluation of contingent warrant liabilities line of our condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2015, respectively.

We revalued the December 2014 warrants at June 30, 2016 using the Black-Scholes Model and recorded a $44,000 and $3.0 million decrease in the estimated fair value as a gain in the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2016, respectively. The decrease in the estimated fair value of the warrants is due primarily to the decrease in the market price of our common stock at June 30, 2016 as compared to December 31, 2015. We revalued the warrants at June 30, 2015 and recorded a $0.9 million and a $1.2 million decrease in the estimated fair value as a gain on the revaluation of contingent warrant liabilities line of our condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2015, respectively.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents and marketable securities, our working capital and our cash flow activities for each of the periods presented (in thousands):

	June 30,	December 31,
	2016	2015	Change
Cash and cash equivalents	$33,854	$65,767	$(31,913)
Marketable securities	$442	$496	$(54)
Working capital	$12,092	$48,924	$(36,832)

	Six Months Ended June 30,
	2016	2015	Change
Net cash used in operating activities	$(28,642)	$(40,627)	$11,985
Net cash provided by (used in) investing activities	14	(406)	420
Net cash (used in) provided by financing activities	(3,283)	13,572	(16,855)
Effect of exchange rate changes on cash	(2)	(27)	25
Net decrease in cash and cash equivalents	$(31,913)	$(27,488)	$(4,425)

Cash Used In Operating Activities

The decrease in net cash used in operating activities for the six months ended June 30, 2016, as compared with the same period in 2015, was primarily due to lower salaries and related costs resulting from our 2015 restructuring efforts combined with decreased research and development spending related to manufacturing costs and clinical trial costs during the six months ended June 30, 2016 primarily due to the discontinuation of the gevokizumab studies under our collaboration agreement with Servier in the third quarter of 2015 and the termination of the collaboration agreement with Servier in March 2016.

Cash Provided by (Used In) Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 of $0.4 million was related to the purchase of equipment.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2016 of $3.3 million was primarily related to the principal payment on our Servier loan.

Net cash provided by financing activities for the six months ended June 30, 2015 of $13.6 million was primarily related to proceeds received from the Hercules Term Loan of $20.0 million and proceeds from the issuance of common stock of $0.2 million. These cash inflows were partially offset by $6.1 million in principal payments on the GECC term loan, and debt issuance costs of $0.5 million on the Hercules Term Loan.

Interest Bearing Obligations

Aggregate future principal, final payment fees and discounts of our total interest bearing obligations as of June 30, 2016 are as follows (in thousands):

Six months ending December 31, 2016	$4,635
Year ended 2017	14,768
Year ended 2018	18,014
Year ended 2019	—
Year ended 2020	15,748
53,165
Less: interest, final payment fee, discount and issuance cost	(6,641)
46,524
Less: interest bearing obligations – current	(12,138)
Interest bearing obligations – non-current	$34,386

See Note 8: Long-Term Debt to the accompanying condensed consolidated financial statements for discussion of our debt obligations.

*        *        *

We have incurred significant operating losses since our inception and have an accumulated deficit of $1.2 billion as of June 30, 2016. Management expects operating losses and negative cash flows to continue for the foreseeable future.  As of June 30, 2016, we had cash, cash equivalents and marketable securities of $34.3 million, which is available to fund future operations. Taking into account the repayment of our outstanding debt classified within current liabilities on our condensed consolidated balance sheet as of June 30, 2016, we anticipate that we will be required to obtain funds from license and collaboration agreements or seek additional equity or debt financing to fund our operations through the next 12 months. It is unclear if any such transactions will occur, and if they will be on satisfactory terms. If we are unable to achieve the level of funds from licensing and collaboration agreements or obtain external financing in the second half of 2016, as contemplated in our operating plan, we have plans to implement certain cost cutting actions to reduce our working capital requirements commencing in the fourth quarter of 2016.  Consistent with the actions we have taken in the past, we will take the necessary and appropriate steps to enable the continued operation of the business and preservation of the value of our assets for the next 12 months, including taking actions such as the out-licensing or sale of non-strategic assets, reducing personnel-related costs, curtailing our development activities and reducing other expenditures that are within our control. These reductions in expenditures, if implemented, may have an adverse impact on our ability to achieve certain of our planned objectives. Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock or debt, which itself is subject to a number of pharmaceutical development and business risks and uncertainties, as well as the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. Our market risks related to interest rate sensitivities at June 30, 2016, have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2015 filed with the SEC.

Foreign Currency Risk

We hold debt and incur expenses denominated in foreign currencies. The amount of debt owed or expenses incurred will be impacted by fluctuations in these foreign currencies. When the U.S. Dollar weakens against foreign currencies, the U.S. Dollar value of the foreign-currency denominated debt and expense increases, and when the U.S. Dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated debt and expense decreases. Consequently, changes in exchange rates will affect the amount we are required to repay on our €12.0 million loan from Servier and may affect our results of operations. We estimate that a hypothetical 0.01 change in the Euro to USD exchange rate could increase or decrease our unrealized gains or losses by approximately $0.1 million.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 24, 2015, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California captioned Markette v. XOMA Corp., et al. (Case No. 3:15-cv-3425) against us, our Chief Executive Officer and our Chief Medical Officer.  The complaint asserts that all defendants violated Section 10(b) the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5, by making materially false or misleading statements regarding the Company’s EYEGUARD-B study between November 6, 2014 and July 21, 2015. The plaintiffs also allege that Messrs. Varian and Rubin violated Section 20(a) of the Exchange Act.  The plaintiffs seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On May 13, 2016, the Court appointed a lead plaintiff and lead counsel.  The lead plaintiff filed an amended complaint on July 8, 2016 asserting the same claims and adding a former director as a defendant. Based on a review of the allegations, management believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims.

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

On November 16, and November 25, 2015, two derivative lawsuits were filed purportedly on our behalf in the United States District Court for the Northern District of California, captioned Fieser v. Van Ness, et al. (Case No. 4:15-CV-05236-HSG) and Csoka v. Varian, et al. (Case No. 3:15-cv-05429-SI), against certain of our officers and the members of our board of directors.  The lawsuits assert claims for breach of fiduciary duty and other violations of law based on the dissemination of allegedly false and misleading statements related to the Company’s EYEGUARD-B study.  Plaintiffs seek unspecified monetary damages and other relief including reforms and improvements to our corporate governance and internal procedures. Both actions are currently stayed pending further developments in the securities class action. Management believes the allegations have no merit and intends to vigorously defend against the claims.  Currently, we do not believe that the outcome of this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized. We cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

ITEM 1A. RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our actual future results, including our revenues, expenses, operating results, cash flows, net loss and loss per share. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.  You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q as well as our other publicly available filings with the U.S. Securities and Exchange Commission, or SEC.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part I, Item 1A, “Risk Factors” included in our Annual Report on the Form 10-K.

Risks Related to our Financial Results and Capital Requirements

We have sustained losses in the past, and we expect to sustain losses in the foreseeable future.

We have been and are developing numerous product candidates, and as a result have experienced significant losses. As of June 30, 2016, we had an accumulated deficit of $1.2 billion.

For the three and six months ended June 30, 2016, we had net losses of $15.2 million and $23.5 million, respectively. For the three and six months ended June 30, 2015, we had net losses of $23.8 million and $45.5 million, respectively.

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

Based on our cash, cash equivalents and marketable securities of $34.3 million at June 30, 2016, anticipated spending levels, and anticipated cash inflows from licensing transactions, we anticipate that we will be required to obtain funds from license or collaboration agreements or seek additional equity or debt financing to fund our operations through the next 12 months. It is unclear if any such transactions will occur, and if they will be on satisfactory terms. If we are unable to achieve the level of funds from licensing and collaboration agreements or obtain external financing in the second half of 2016, as contemplated in our operating plan, we have plans to implement certain cost cutting actions to reduce our working capital requirements commencing in the fourth quarter of 2016.  Consistent with the actions we have taken in the past, we will take the necessary and appropriate steps to enable the continued operation of the business and preservation of the value of our assets for the next 12 months, including taking actions such as the out-licensing or sale of non-strategic assets, reducing personnel-related costs, curtailing our development activities and reducing other expenditures that are within our control. These reductions in expenditures, if implemented, may have an adverse impact on our ability to achieve certain of our planned objectives. Progress or setbacks by potentially competing products also may affect our ability to raise new funding on acceptable terms.

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

We recorded an aggregate restructuring charge of approximately $2.9 million related to severance, other termination benefits and outplacement services in connection with the workforce reduction in the second half of 2015. In addition, we recognized an additional restructuring charge of $0.8 million in total contract termination costs in the second half of 2015, which primarily included costs in connection with the discontinuation of the EYEGUARD studies.  Further cost-saving initiatives included the sale of our manufacturing facility to Agenus in December 2015 and the transfer of our NIAID contract to Nanotherapeutics in March 2016.

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

Our product candidates cannot be manufactured and marketed in the United States or any other countries without required regulatory approvals. The U.S. government and governments of other countries extensively regulate many aspects of our product candidates, including:

•	clinical development and testing;
•	manufacturing;
•	labeling;
•	storage;

•	record keeping;
•	promotion and marketing; and
•	importing and exporting.

In the United States, the Food and Drug Administration (“FDA”) regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe all of our product candidates will be regulated by the FDA as biologics.

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

Based on our interactions with the FDA, XOMA 358 clinical testing in the US is currently limited to studies in adults.  Data has been generated to request expanded testing as part of our clinical development plan.  We cannot assure you that U.S. and foreign health authorities will not issue a clinical hold with respect to any of our clinical trials in the future.

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

In March 2011, we announced our 421-patient Phase 2b trial of gevokizumab in Type 2 diabetes did not achieve the primary endpoint of reduction in hemoglobin A1c (“HbA1c”) after six monthly treatments with gevokizumab compared to placebo. In June 2011, we announced top-line trial results from our six-month 74-patient Phase 2a trial of gevokizumab in Type 2 diabetes, and there were no differences in glycemic control between the drug and placebo groups as measured by HbA1c levels. In March 2014, we reported that despite early positive results in our gevokizumab proof-of-concept study in patients with erosive osteoarthritis of the hand (“EOA”) and elevated C-reactive protein, the top-line data at Day 168 in that study, as well as data at Day 84 in patients with EOA and non-elevated CRP, were not positive. In July 2015, we announced that Servier’s EYEGUARD-B Phase 3 study of gevokizumab in patients with Behçet’s disease uveitis did not meet its primary endpoint.  In addition, neither EYEGUARD-A nor EYEGUARD-C produced positive results.  In March 2016, we decided to close our Phase 3 studies of gevokizumab in pyoderma gangrenosum (“PG”).  A preliminary review of the available data did not show a clear signal of activity in PG.

Our product candidates require significant additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy and expensive, often taking a number of years. As clinical results frequently are susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly. As a result, it is uncertain whether:

•	our future filings will be delayed;
•	our preclinical and clinical studies will be successful;
•	we will be successful in generating viable product candidates;
•	we will be able to provide necessary data;
•	results of future clinical trials will justify further development; or
•	we ultimately will achieve regulatory approval for our product candidates.

The timing of the commencement, continuation and completion of clinical trials may be subject to significant delays relating to various causes, including failure to complete preclinical testing and earlier-stage clinical trials in a timely manner, engaging contract research organizations and other service providers, scheduling conflicts with participating clinicians and clinical institutions, changes in key personnel at clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria and shortages of available drug supply. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the concentration of patients in specialist centers, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. Regardless of the initial size or relative complexity of a clinical trial, the costs of such trial may be higher than expected due to increases in duration or size of the trial, changes in the protocol pursuant to which the trial is being conducted, additional or special requirements of one or more of the healthcare centers where the trial is being conducted, or changes in the regulatory requirements applicable to the trial or in the standards or guidelines for approval of the product candidate being tested or for other unforeseen reasons.

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

All of our product candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that satisfactorily support the filing of an Investigational New Drug application (“IND”) (or a foreign equivalent) with respect to our product candidates. Even if these applications would be or have been filed with respect to our product candidates, the results of preclinical studies do not necessarily predict the results of clinical trials. Similarly, early stage clinical trials may not predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular product candidates. For example, the Phase 3 EYEGUARD-B trial of gevokizumab failed to achieve success on its primary endpoint measures.

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

•

Biodel Inc. is developing a formulation of glucagon designed to remain stable in solution for a longer period than existing commercial formulations. FDA and EMA have granted orphan drug designation for Biodel's glucagon for the prevention of hypoglycemia in the congenital hyperinsulinism (“CHI”) population.

•	Eiger Biopharmaceuticals is developing exendin (9-39), a glucagon-like peptide 1 (GLP-1) antagonist, for the treatment of hypoglycemic episodes following gastric bypass surgery.

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

Our product candidates are monoclonal antibodies and are differentiated due to our expertise in the allosteric modulation of cellular receptors.  Our product candidates currently are delivered by intravenous administration.  We are developing subcutaneous versions to allow for at-home administration or administration in a physician’s office, thereby reducing the potential that our targeted patient populations increase the demand on over-burdened infusion centers.  Eiger Biopharmaceuticals is developing an oral therapy for the treatment of hyperinsulinemic hypoglycemia (“HH”) in patients who have undergone bariatric bypass surgery, and its product candidate is a fragment of a currently marketed drug used widely to treat Type 2 diabetes.  In June 2016, Eiger announced positive results of a single ascending dose study evaluating subcutaneously administered exendin (9-39) in post-bariatric surgical patients.

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

Even if products in which we have an interest receive approval in the future, they may not be accepted in the marketplace. In addition, we or our collaborators or licensees may experience difficulties in launching new products, many of which are novel and based on technologies that are unfamiliar to the healthcare community. We have no assurance healthcare providers and patients will accept such products, if developed. For example, physicians and patients may not accept a product for a particular indication because it has been biologically derived (and not discovered and developed by more traditional means) or if no biologically derived products are currently in widespread use in that indication. Similarly, physicians may not accept a product if they believe other products to be more effective or more cost effective or are more comfortable prescribing other products.

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

If we and our partners are unable to protect our intellectual property, in particular our patent protection for our principal products, product candidates and processes, and prevent the use of the covered subject matter by third parties, our ability to compete in the market will be harmed, and we may not realize our profit potential.

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

•

whether competitors will be able to design around our patents or develop and obtain patent protection for technologies, designs or methods that are more effective than those covered by our patents and patent applications; or

•

the extent to which our product candidates could infringe on the intellectual property rights of others, which may lead to costly litigation, result in the payment of substantial damages or royalties, and prevent us from using technology that is essential to our business.

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

In addition, we may be subject to claims that we are infringing other parties’ patents. If such claims are resolved against us, we or our collaborators may be enjoined from developing, manufacturing, selling or importing products, processes or services unless we obtain a license from the other party. Such license may not be available on reasonable terms, thus preventing us from using these products, processes or services and adversely affecting our revenue.

Risks Related to Government Regulation

We may not obtain orphan drug exclusivity, or we may not receive the full benefit of orphan drug exclusivity even if we obtain such exclusivity.

The FDA has awarded orphan drug status for XOMA 358 for the treatment of congenital hyperinsulinism. Under the Orphan Drug Act, the first company to receive FDA approval for a drug for the designated orphan drug indication will obtain seven years of marketing exclusivity, during which time the FDA may not approve another company’s application for the same drug for the same orphan indication unless the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Even though we have obtained orphan drug designation for certain product candidates for certain indications and even if we obtain orphan drug designation for our future product candidates or for other indications, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval of our product candidates for any particular orphan indication, or we may not obtain approval for an indication for which we have obtained orphan drug designation. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not protect the product effectively from competition because different drugs can be approved for the same indication. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

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

Even for approved products, the FDA, EMA or other regulatory agency may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and production of such product. In addition, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for our products are subject to extensive regulatory requirements.

Furthermore, marketing approval of a product may be withdrawn by the FDA, the EMA or another regulatory agency or such a product may be withdrawn voluntarily by the Company based, for example, on subsequently arising safety concerns. The FDA, EMA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

Healthcare reform measures and other statutory or regulatory changes could adversely affect our business.

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products, if approved, profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

We expect that the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively the “ACA”), as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product. An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers, reduce product utilization and adversely affect our business and results of operations. Moreover, certain politicians have announced plans to regulate the prices of pharmaceutical products. We cannot know what form any such legislation may take or the market’s perception of how such legislation would affect us. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current product candidates and those for which we may receive regulatory approval in the future.

We are subject to various state and federal healthcare-related laws and regulations that may impact the commercialization of our product candidates or could subject us to significant fines and penalties.

Our operations may be directly or indirectly subject to various state and federal healthcare laws, including the federal Anti-Kickback Statute, the federal False Claims Act and state and federal privacy and security laws. These laws may impact, among other things, the commercial operations for any of our product candidates that may be approved for commercial sale.

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

The Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors. The statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. HIPAA, as amended by the Health Information Technology and Clinical Health Act, and its implementing regulations, also impose certain requirements relating to the privacy, security and transmission of individually identifiable health information. We take our obligation to maintain our compliance with these various laws and regulations seriously.

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

Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. The ACA also made several important changes to the federal Anti-Kickback Statute, false claims laws, and health care fraud statute by weakening the intent requirement under such statutes, which may make it easier for the government, or whistleblowers to allege fraud and abuse violations. A person or entity no longer needs to have actual knowledge of such statutes or specific intent to violate them. In addition, the ACA provides that the government may assert that a claim alleging a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes.

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

Several third parties provide services in connection with our preclinical and clinical development programs, including in vitro and in vivo studies, assay and reagent development, immunohistochemistry, toxicology, pharmacokinetics, clinical trial support, manufacturing and other outsourced activities. If these service providers do not adequately perform the services for which we have contracted, or cease to continue operations, and we are not able to find a replacement provider quickly or we lose information or items associated with our product candidates, our development programs may be delayed.

Our agreements with other third parties, many of which are significant to our business, expose us to numerous risks.

Our financial resources and our marketing experience and expertise are limited. Consequently, our ability to develop products successfully depends, to a large extent, upon securing the financial resources and marketing capabilities of third parties. For example, we have licensed our bacterial cell expression technology, a set of enabling technologies used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 60 companies. As of June 30, 2016, we were aware of three products manufactured using this technology that have received FDA approval, including Pfizer’s TRUMENBA®, a meningococcal group B vaccine. We are receiving a fraction of a percentage royalty on sales of TRUMENBA.

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

Under our contract with NIAID, we invoiced using NIH provisional rates, and these are subject to future audits at the discretion of NIAID’s contracting office.  These audits can result in an adjustment to revenue previously reported, which potentially could be significant.

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

We license technologies from third parties. These technologies include phage display technologies licensed to us in connection with our bacterial cell expression technology licensing program and antibody products. However, our use of these technologies is limited by certain contractual provisions in the licenses relating to them, and although we have obtained numerous licenses, intellectual property rights in the area of phage display are particularly complex. If the owners of the patent rights underlying the technologies that we license do not properly maintain or enforce those patents, our competitive position and business prospects could be harmed. They may determine not to pursue litigation against other companies that are infringing these patents, or they may pursue such litigation less aggressively than we would. If we are unable to maintain our licenses, patents or other intellectual property, we could lose important protections that are material to continuing our operations and for future prospects. Our licensors also may seek to terminate our license, which could cause us to lose the right to use the licensed intellectual property and adversely affect our ability to commercialize our technologies, products or services.

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

For example, in connection with our dispositions, we have in the past and may in the future agree to accept equity securities of the licensee in payment of fees. The future value of these or any other shares we receive is subject both to market risks affecting our ability to realize the value of these shares and more generally to the business and other risks to which the issuer of these shares may be subject.

Risks Related to an Investment in Our Common Stock

Our share price may be volatile, and there may not be an active trading market for our common stock.

There can be no assurance the market price of our common stock will not decline below its present market price or there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2016, through August 1, 2016, the share price of our common stock has ranged from a high of $1.36 to a low of $0.44. Factors contributing to such volatility include, but are not limited to:

•	results of preclinical studies and clinical trials;
•	information relating to the safety or efficacy of products or product candidates;
•	developments regarding regulatory filings;
•	announcements of new collaborations;
•	failure to enter into collaborations;
•	developments in existing collaborations;
•	our funding requirements and the terms of our financing arrangements;
•	technological innovations or new indications for our therapeutic products and product candidates;
•	introduction of new products or technologies by us or our competitors;
•	sales and estimated or forecasted sales of products for which we receive royalties, if any;
•	government regulations;
•	developments in patent or other proprietary rights;
•	quarterly variations in our results of operations and those of our competitors;
•	failure to meet any guidance that we have previously provided regarding our anticipated results;
•	changes in earnings estimates or recommendations by securities analysts;
•	failure to meet securities analysts’ estimates;
•	our involvement in litigation and developments relating to such litigation;
•	the number of shares issued and outstanding;
•	the number of shares trading on an average trading day;
•	announcements regarding other participants in the biotechnology and pharmaceutical industries; and
•	market speculation regarding any of the above.

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

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which none were issued and outstanding as of August 1, 2016, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock.  In addition, we are authorized to issue, generally without stockholder approval, up to 277,333,332 shares of common stock, of which 120,583,797 were issued and outstanding as of August 1, 2016. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

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

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, including under our ATM with Cowen and Company, LLC, which would result in dilution to our stockholders and may impose restrictive covenants that would adversely impact our business. The sale of additional equity or convertible debt securities could result in the issuance of additional shares of our capital stock and dilution to all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

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

Companies that file reports with the Securities and Exchange Commission, or the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). Section 404 requires management to establish and maintain a system of internal control over financial reporting, and annual reports on Form 10-K filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, must contain a report from management assessing the effectiveness of our internal control over financial reporting. Ensuring we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall.

We incur significant costs as a result of operating as a public company, which may adversely affect our operating results and financial condition.

As a public company, we incur significant accounting, legal and other expenses, including costs associated with our public company reporting requirements. We also anticipate that we will continue to incur costs associated with corporate governance requirements, including requirements and rules under SOX and the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") among other rules and regulations implemented by the SEC, as well as listing requirements of NASDAQ. Furthermore, these laws and regulations could make it difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of SOX and Dodd-Frank and rules adopted by the SEC and NASDAQ, would likely result in increased costs to us as we respond to their requirements. We continue to invest resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expense.

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

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. After a series of restructuring activities and asset sales during 2015, we had approximately 80 employees as of August 1, 2016.  We may require additional experienced executive, accounting, research and development, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future collaborators, licensees, suppliers, contractors and consultants are vulnerable to damage from cyber−attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We could experience failures in our information systems and computer servers, which could be the result of a cyber−attack and could result in an interruption of our normal business operations and require substantial expenditure of financial and administrative resources to remedy. System failures, accidents or security breaches can cause interruptions in our operations and can result in a material disruption of our development programs and other business operations. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Similarly, we rely on third parties to manufacture our product candidates, and conduct clinical trials of our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of any of our product candidates could be delayed or otherwise adversely affected.

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

On July 24, 2015, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Markette v. XOMA Corp., et al. (Case No. 3:15-cv-3425) naming as defendants us and certain of our officers.  The complaint asserts that all defendants violated Section 10(b) of the Exchange Act and SEC Rule 10b-5, by making materially false or misleading statements regarding the Company’s EYEGUARD-B study between November 6, 2014 and July 21, 2015. The plaintiff also alleges that certain of our officers violated Section 20(a) of the Exchange Act.  The plaintiff seeks class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On May 13, 2016, the Court appointed a lead plaintiff and lead counsel.  The lead plaintiff filed an amended complaint on July 8, 2016 asserting the same claims and adding a former director as a defendant. Based on a review of the allegations, management believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims.

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

On November 16, and November 25, 2015, two derivative lawsuits were filed purportedly on our behalf in the United States District Court for the Northern District of California, captioned Fieser v. Van Ness, et al. (Case No. 4:15-CV-05236-HSG) and Csoka v. Varian, et al. (Case No. 3:15-cv-05429-SI), against certain of our officers and the members of our board of directors.  The lawsuits assert claims for breach of fiduciary duty and other violations of law based on the dissemination of allegedly false and misleading statements related to the our EYEGUARD-B study.  Plaintiffs seek unspecified monetary damages and other relief including reforms and improvements to our corporate governance and internal procedures. Both actions are currently stayed pending further developments in the securities class action. Management believes the allegations have no merit and intends to vigorously defend against the claims.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2016, we issued 60,000 shares of our common stock with a fair value of $46,000 in connection with a consulting agreement in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a payment for consulting services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 3, 2016, the Company issued a press release announcing the Company’s financial results for the second quarter ended June 30, 2016. A copy of the press release is furnished as Exhibit 99.1 to this report.

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

XOMA Corporation

Date: August 3, 2016	By:	/s/ JOHN VARIAN
John Varian Chief Executive Officer (principal executive officer) and Director
Date: August 3, 2016	By:	/s/ THOMAS BURNS
Thomas Burns Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/28/2014

3.4	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Form of Warrant (December 2011 Warrants)	10-K	000-14710	4.9	03/14/2012

4.4	Form of Warrant (March 2012 Warrants)	8-K	000-14710	4.1	03/07/2012

4.5	Form of Warrant (September 2012 Warrants)	8-K	000-14710	4.10	10/03/2012

4.6	Registration rights Agreement dated June 12, 2014, by and among XOMA Corporation, 667, L.P., Baker Brothers Life Sciences, L.P., and 14159. L.P.	8-K	000-14710	4.1	06/12/2014

4.7	Form of Warrant (December 2014 Warrants)	8-K	000-14710	4.1	12/09/2014

4.8	Form of Warrant (February 2015 Warrants)	10-Q	000-14710	4.10	05/07/2015

4.9	Form of Warrant (February 2016 Warrant)	10-Q	000-14710	4.9	05/04/2016

4.10	Warrant Agreement, by and between XOMA Corporation and Hercules Technology III, L.P., dated February 27, 2015	10-Q	000-14710	4.9	05/04/2016

10.1*	2010 Long Term Incentive and Stock Award Plan	8-K	000-14710	10.1	05/23/2016

10.2*	2016 Incentive Compensation Plan	8-K	000-14710	10.2	05/23/2016

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+

Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

99.1++	Press Release dated August 3, 2016

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith
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