Form 10-Q
period 2016-09-30
XOMA Corp
filed 2016-11-09
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2016
Common Stock, $0.0075 par value	6,047,085

XOMA CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$20,618	$65,767
Marketable securities	—	496
Trade and other receivables, net	756	4,069
Prepaid expenses and other current assets	1,251	1,887
Total current assets	22,625	72,219
Property and equipment, net	1,402	1,997
Other assets	664	664
Total assets	$24,691	$74,880

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,530	$6,831
Accrued and other liabilities	4,814	7,025
Deferred revenue	899	3,198
Interest bearing obligations – current	12,461	5,910
Accrued interest on interest bearing obligations – current	310	331
Total current liabilities	23,014	23,295
Interest bearing obligations – non-current	32,758	42,757
Contingent warrant liabilities	9	10,464
Other liabilities – non-current	97	673
Total liabilities	55,878	77,189

Commitments and Contingencies (Note 10)

Stockholders’ deficit:
Preferred stock, $0.05 par value, 1,000,000 shares authorized, 0 issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 6,029,564 and 5,952,280 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	904	893
Additional paid-in capital	1,144,042	1,136,881
Accumulated deficit	(1,176,133)	(1,140,083)
Total stockholders’ deficit	(31,187)	(2,309)
Total liabilities and stockholders’ deficit	$24,691	$74,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
License and collaborative fees	$430	$645	$3,196	$1,852
Contract and other	205	1,429	1,844	5,412
Total revenues	635	2,074	5,040	7,264

Operating expenses:
Research and development	8,674	17,559	35,986	57,255
Selling, general and administrative	4,053	5,632	13,138	15,913
Restructuring	—	2,561	15	2,561
Total operating expenses	12,727	25,752	49,139	75,729

Loss from operations	(12,092)	(23,678)	(44,099)	(68,465)

Other income (expense):
Interest expense	(982)	(1,030)	(2,991)	(3,152)
Other income (expense), net	289	(194)	585	1,453
Revaluation of contingent warrant liabilities	260	24,422	10,455	24,206
Net loss and comprehensive loss	$(12,525)	$(480)	$(36,050)	$(45,958)

Basic and diluted net loss per share of common stock	$(2.08)	$(0.08)	$(6.00)	$(7.83)
Shares used in computing basic and diluted net loss per share of common stock	6,029	5,928	6,010	5,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows used in operating activities:
Net loss	$(36,050)	$(45,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	603	1,319
Common stock contribution to 401(k)	785	986
Stock-based compensation expense	6,200	8,318
Revaluation of contingent warrant liabilities	(10,455)	(24,206)
Amortization of debt issuance costs, debt discount and final payment fee on debt	1,075	1,030
Loss on loan extinguishment	—	429
Gain on sale of marketable securities	(126)	—
Unrealized loss (gain) on foreign currency exchange	384	(1,344)
Other	79	(13)
Changes in assets and liabilities:
Trade and other receivables, net	3,313	(36,034)
Prepaid expenses and other current assets	676	(1,019)
Accounts payable and accrued liabilities	(4,540)	(365)
Accrued interest on interest bearing obligations	175	181
Deferred revenue	(2,306)	36,468
Other liabilities	(500)	549
Net cash used in operating activities	(40,687)	(59,659)

Cash flows from investing activities:
Proceeds from sale of marketable securities	622	—
Proceeds from sale of property and equipment	45	18
Purchase of property and equipment	(31)	(466)
Net cash provided by (used in) investing activities	636	(448)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	45	360
Proceeds from exercise of warrants	—	1
Proceeds from issuance of long term debt	—	20,000
Debt issuance costs and loan fees	—	(512)
Principal payments ─ debt	(5,057)	(6,128)
Principal payments ─ capital lease	(84)	—
Net cash (used in) provided by financing activities	(5,096)	13,721

Effect of exchange rate changes on cash	(2)	(13)

Net decrease in cash and cash equivalents	(45,149)	(46,399)
Cash and cash equivalents at the beginning of the period	65,767	78,445
Cash and cash equivalents at the end of the period	$20,618	$32,046

Supplemental Cash Flow Information:
Cash paid for interest	$1,724	$1,452
Non-cash financing activities:
Reclassification of contingent warrant liability to equity upon exercise of warrants	$—	$(3,552)
Interest added to principal balance on long-term debt	$194	$159
Issuance of common stock warrants in connection with Hercules Term Loan	$—	$450

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

XOMA Corporation (“XOMA” or the “Company”), a Delaware corporation, is a development stage biotechnology company with a portfolio of therapeutic antibodies to treat diseases within the endocrine therapeutic area. The Company’s clinical development portfolio includes candidates from the XMet platform, which consists of several Selective Insulin Receptor Modulator (“SIRM”) antibodies that could offer new approaches in the treatment of metabolic diseases.

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

XOMA has licensed assets and technologies that it does not intend to commercialize.  The Company has existing agreements in place that may generate revenue to fund operations through upfront payments, development milestones and/or royalties.

Liquidity and Management Plans

The Company has incurred operating losses since its inception and had an accumulated deficit of $1.2 billion at September 30, 2016. Management expects operating losses and negative cash flows to continue for the foreseeable future. As of September 30, 2016, the Company had $20.6 million in cash and cash equivalents, which is available to fund future operations. Taking into account the repayment of its outstanding debt classified within current liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2016, without the receipt of additional funds from license and collaboration agreements or additional equity or debt financing, the Company will be unable to fund its operations through the next 12 months. Based on the Company’s current projections, the Company expects its current cash and cash equivalents will be sufficient to fund its operations into the first quarter of 2017. The Company may not be able to obtain sufficient additional funding through monetizing certain of its existing assets, entering into new license and collaboration agreements, issuing additional equity or debt instruments or any other means, and if it is able to do so, they may not be on satisfactory terms. Based on discussions to date, equity financings are primarily dependent on positive clinical data and the Company may not be able to generate adequate favorable clinical data to obtain funding. Consistent with the actions the Company has taken in the past, it will take steps intended to enable the continued operation of the business which may include out-licensing or sale of assets, reducing personnel-related costs, curtailing the Company’s development activities and reducing other expenditures that are within the Company’s control. These reductions in expenditures may have a material adverse impact on the Company’s ability to achieve certain of its planned objectives.

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

Reverse Stock Split

In October 2016, the Company’s stockholders voted at a special meeting of stock holders to approve a series of alternate amendments to the Company’s Amended Certificate of Incorporation to effect a reverse stock split of the Company’s issued and outstanding common stock. The Company’s Board of Directors then approved a specific ratio of 1-for-20. The financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented. See Note 12 for further discussion of the reverse stock split.

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

The Company recognizes revenue from its license and collaboration arrangements, contract services, and royalties. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. In order to account for the multiple-element arrangements, the Company identifies the deliverables included within the arrangement and evaluates which deliverables represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. The consideration received is allocated among the separate units of accounting based on their respective fair values and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

Contract and Other Revenues

Contract revenue for research and development involves the Company providing research and development services to collaborative partners or others. Cost reimbursement revenue under collaborative agreements is recorded as contract and other revenues and is recognized as the related research and development costs are incurred, as provided for under the terms of these agreements. Revenue for certain contracts is accounted for by a proportional performance, or output-based, method where performance is based on estimated progress toward elements defined in the contract. The amount of contract revenue and related costs recognized in each accounting period are based on management’s estimates of the proportional performance during the period. Adjustments to estimates based on actual performance are recognized on a prospective basis and do not result in reversal of revenue should the estimate to complete be extended.

Up-front fees associated with contract revenue are recorded as license and collaborative fees and are recognized in the same manner as the final deliverable, which is generally ratable over the period of the continuing performance obligation. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the arrangement.

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

The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. The Company may terminate these contracts upon written notice and is generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances the Company may be further responsible for termination fees and penalties. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to the Company at that time. Expenses resulting from clinical trials are recorded when incurred, based in part on estimates as to the status of the various trials.

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

Net Loss per Share of Common Stock

Basic net loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is based on the weighted average number of shares outstanding during the period, adjusted to include the assumed exercise of certain stock options, RSUs, and warrants for common stock, if dilutive. The calculation of diluted loss per share of common stock requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to earnings (loss) per share of common stock for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

Concentration of Risk

Cash equivalents and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents, such as money market funds. The Company has not encountered any such liquidity issues during 2016.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three months ended September 30, 2016, three customers represented 51%, 37% and 12% of total revenues. For the nine months ended September 30, 2016, four customers represented 30%, 21%, 18% and 10% of total revenues. For the three and nine months ended September 30, 2015, two customers represented 57% and 20%, and 59% and 22% of total revenues, respectively. As of September 30, 2016, two customers represented 68% and 20% of the trade and other receivables balance. As of December 31, 2015, four customers represented 39%, 25%, 18% and 10% of the trade and other receivables balance.

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

3. Condensed Consolidated Financial Statements Detail

Cash and Cash Equivalents

As of September 30, 2016, cash and cash equivalents consisted of demand deposits of $4.1 million and money market funds of $16.5 million with maturities of less than 90 days at the date of purchase. As of December 31, 2015, cash and cash equivalents consisted of demand deposits of $23.2 million and money market funds of $42.6 million with maturities of less than 90 days at the date of purchase.

Marketable Securities

As of December 31, 2015, marketable securities of $0.5 million consisted of an investment in the common stock of a public entity. In August 2016, the Company sold all of its marketable securities and recognized a gain of $0.1 million in the Company’s condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2016. Accordingly, as of September 30, 2016, the Company did not hold any marketable securities.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued payroll and other benefits	$1,682	$2,156
Deferred rent	782	608
Accrued clinical trial costs	669	406
Accrued incentive compensation	569	2,609
Accrued legal and accounting fees	389	517
Other	723	729
Total	$4,814	$7,025

Net Loss Per Share of Common Stock

Potentially dilutive securities are excluded from the calculation of diluted net loss per share of common stock if their inclusion is anti-dilutive.

The following table shows the weighted-average outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share of common stock (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Common stock options and RSUs	558	548	549	481
Warrants for common stock	917	908	915	908
Total	1,475	1,456	1,464	1,389

4. Collaborative and Other Agreements

Servier

In December 2010, the Company entered into a license and collaboration agreement (“Collaboration Agreement”) with Les Laboratories Servier (“Servier”), to jointly develop and commercialize gevokizumab in multiple indications. Under the terms of the agreement, Servier had worldwide rights to cardiovascular disease and diabetes indications and had rights outside the United States and Japan to all other indications, including non-infectious intermediate, posterior or pan-uveitis (“NIU”), Behçet’s disease uveitis, pyoderma gangrenosum, and other inflammatory and oncology indications. Under the Collaboration Agreement, Servier funded all activities to advance the global clinical development and future commercialization of gevokizumab in cardiovascular-related diseases and diabetes.  Also, Servier funded the first $50.0 million of gevokizumab global clinical development and chemistry, manufacturing and controls expenses related to the three pivotal clinical trials under the EYEGUARD program.  All remaining expenses related to these three pivotal clinical trials were shared equally between Servier and the Company. For the three months ended September 30, 2016 and 2015, the Company recorded revenue of zero and $0.2 million, respectively, from this Collaboration Agreement. For the nine months ended September 30, 2016 and 2015, the Company recorded $0.3 million and $1.1 million, respectively, from this Collaboration Agreement.

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

NIAID

In October 2011, the Company announced that NIAID had awarded the Company a new contract under Contract No. HHSN272201100031C (the “NIAID Contract”) for up to $28.0 million over five years to develop broad-spectrum antitoxins for the treatment of human botulism poisoning. The contract work was being performed on a cost-plus-fixed-fee basis over the life of the contract and the Company was recognizing revenue under the arrangement as the services were performed on a proportional- performance basis. The Company recognized revenue of zero and $1.2 million under this contract for the three months ended September 30, 2016 and 2015, respectively. The Company recognized revenue of $1.1 million and $4.1 million under this contract, for the nine months ended September 30, 2016 and 2015, respectively.

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at September 30, 2016 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$16,455	$—	$—	16,455

Liabilities:
Contingent warrant liabilities	$—	$—	$9	$9

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$42,590	$—	$—	$42,590
Marketable securities	496	—	—	496
Total	$43,086	$—	$—	$43,086

Liabilities:
Contingent warrant liabilities	$—	$—	$10,464	$10,464

(1)	Included in cash and cash equivalents

During the nine month period ended September 30, 2016, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The estimated fair value of the contingent warrant liabilities at September 30, 2016 and December 31, 2015, was determined using the Black-Scholes Model, which requires inputs such as the expected term of the warrants, volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. The Company’s common stock price represents a significant input that affects the valuation of the warrants. The change in the estimated fair value is recorded as a gain or loss in the revaluation of contingent warrant liabilities line of the condensed consolidated statements of comprehensive loss.

The estimated fair value of the contingent warrant liabilities was calculated using the following range of assumptions at September 30, 2016, and December 31, 2015:

	September 30,	December 31,
	2016	2015
Expected volatility	70% - 81%	166% - 183%
Risk-free interest rate	0.27% - 0.43%	0.64% - 0.74%
Expected term	0.19 - 0.44	0.94 - 1.19

The following table provides a summary of changes in the estimated fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2016 (in thousands):

Balance at December 31, 2015	$10,464
Decrease in estimated fair value of contingent warrant liabilities upon revaluation	(10,455)
Balance at September 30, 2016	$9

The estimated fair value of the Company’s outstanding interest-bearing obligations is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input.  The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at September 30, 2016, and December 31, 2015, are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Hercules term loan	$18,465	$19,421	$19,653	$21,231
Novartis note	13,879	13,536	13,683	13,394
Servier loan	12,875	12,836	15,331	15,185
Total	$45,219	$45,793	$48,667	$49,810

6. Disposition

On November 4, 2015, XOMA and Nanotherapeutics entered into an asset purchase agreement (the “Purchase Agreement”), pursuant to which Nanotherapeutics agreed, subject to the terms and conditions set forth in the Purchase Agreement, to acquire XOMA’s biodefense business and related assets (including, subject to government approval, certain contracts with the U.S. government), and to assume certain liabilities of XOMA (the “Transaction”). As part of the Transaction, the parties, subject to the terms and conditions of the Purchase Agreement and the satisfaction of certain conditions, entered into an intellectual property license agreement (the “License Agreement”), pursuant to which XOMA agreed to license to Nanotherapeutics, subject to the terms and conditions set forth in the License Agreement, certain intellectual property rights related to the purchased assets. Under the License Agreement, the Company is eligible to receive contingent consideration up to a maximum of $4.5 million in cash and 1,150 shares of common stock of Nanotherapeutics, based upon Nanotherapeutics achieving certain specified future operational objectives. In addition, the Company is eligible to receive 15% royalties on net sales of any future Nanotherapeutics products covered by or involving the related patents or know-how.

On March 17, 2016, the Company effected a novation of the NIAID Contract to Nanotherapeutics. On March 23, 2016, the Company completed the transfer of the NIAID Contract and certain related third-party service contracts and materials, and the grant of exclusive and non-exclusive licenses for certain of its patents and general know-how to Nanotherapeutics. The Company believes that the NIAID Contract and certain related third-party service contracts and materials related to the biodefense program transferred to Nanotherapeutics include a sufficient number of key inputs and processes necessary to generate output from a market participant’s perspective. Accordingly, the Company has determined that such assets qualify as a business. The Transaction had no impact on the Company’s condensed consolidated financial statements as of, and for the nine-month period ended, September 30, 2016. Any contingent consideration or royalties will be recognized in the condensed consolidated statements of comprehensive loss when received.

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

During the nine months ended September 30, 2016, the Company recorded a charge of $15,000, related to severance costs and contract termination costs resulting from the 2015 Restructuring. There were no such charges during the three months ended September 30, 2016. During the three and nine months ended September 30, 2015, the Company recorded a charge of $2.2 million related to severance costs and a charge of $0.4 million related to contract termination costs resulting from the 2015 Restructuring.

The outstanding restructuring liabilities are included in accrued and other liabilities on the condensed consolidated balance sheets. The components of the restructuring liabilities are shown below (in thousands):

	Employee Severance	Contract
	and Other Benefits	Termination Costs	Total
Balance at December 31, 2015	$343	$116	$459
Restructuring charges	(14)	29	15
Cash payments	(311)	(145)	(456)
Balance at September 30, 2016	$18	$—	$18

8. Long-Term Debt

Novartis Note

In May 2005, the Company executed a secured note agreement (the “Note Agreement”) with Novartis AG (“Novartis”), which was due and payable in full in June 2015. Under the Note Agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrued at six-month LIBOR plus 2%, which was equal to 2.93% at September 30, 2016 and is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments could be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount did not exceed $50.0 million. The Company made this election for all interest payments. Loans under the Note Agreement were secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder. Pursuant to the terms of the arrangement as restructured in November 2008, the Company did not make any additional borrowings under the Novartis note.

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

As of September 30, 2016 and December 31, 2015, the outstanding principal balance under this Secured Note Amendment was $13.9 million and $13.7 million, respectively, and was included in interest bearing obligations – long term in the accompanying consolidated balance sheets.

Servier Loan Agreement

In December 2010, in connection with the Collaboration Agreement entered into with Servier, the Company executed a loan agreement with Servier (the “Servier Loan Agreement”), which provided for an advance of up to €15.0 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million. The loan is secured by an interest in XOMA’s intellectual property rights to gevokizumab and its use in indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate is reset semi-annually in January and July of each year. The interest rate for the initial interest period was 3.22% and has been reset semi-annually ranging from 1.81% to 3.83%. Interest for the six-month period from mid-July 2015 through mid-January 2016 was reset to 2.05%. Interest for the six-month period from mid-January 2016 through mid-July 2016 was reset to 1.95%. Interest for the six-month period from mid-July 2016 through mid-January 2017 was reset to 1.81%. Interest is payable semi-annually.

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

The loan discount is amortized to interest expense under the effective interest method over the remaining life of the loan. The loan discount balance at the time of the Loan Amendment was $1.9 million, which is being amortized over the remaining term of the Loan Amendment.  The Company recorded non-cash interest expense resulting from the amortization of the loan discount of $0.2 million and $0.2 million, for the three months ended September 30, 2016 and 2015, respectively. The Company recorded non-cash interest expense resulting from the amortization of the loan discount of $0.5 million and $0.5 million, for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016 and December 31, 2015, the net carrying value of the loan was $12.9 million and $15.3 million, respectively. For the three and nine months ended September 30, 2016, the Company recorded unrealized foreign exchange gains of $6,000 and $26,000, respectively, related to the re-measurement of the loan discount. For the three and nine months ended September 30, 2015, the Company recorded an unrealized foreign exchange gain of $17,000 and an unrealized foreign exchange loss of $0.2 million, respectively, related to the re-measurement of the loan discount.

On September 28, 2015, Servier terminated the Collaboration Agreement with the required 180-day notice and none of the acceleration clauses were triggered; therefore, the termination of the Collaboration Agreement had no impact on the loan balance.  The outstanding principal balance under this loan was $13.5 million and $16.4 million, using a euro to US dollar exchange rate of 1.121 and 1.091, as of September 30, 2016 and December 31, 2015, respectively. The Company recorded unrealized foreign exchange losses of $0.1 million and $0.4 million for the three and nine months ended September 30, 2016, respectively, related to the re-measurement of the loan. The Company recorded an unrealized foreign exchange loss of $0.2 million and an unrealized foreign exchange gain of $1.4 million for the three and nine months ended September 30, 2015, respectively, related to the re-measurement of the loan.

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

The Company incurred debt issuance costs of $0.5 million in connection with the Hercules Term Loan. The Company will be required to pay a final payment fee equal to $1.2 million on the maturity date, or such earlier date as the term loan is paid in full. The debt issuance costs and final payment fee are being amortized and accreted, respectively, to interest expense over the term of the loan using the effective interest method. The Company recorded non-cash interest expense resulting from the amortization of the debt issuance costs and accretion of the final payment of $0.2 million and $0.5 million for the three and nine months ended September 30, 2016, respectively. The Company recorded non-cash interest expense resulting from the amortization of the debt issuance costs and accretion of the final payment of $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively.

In connection with the Hercules Term Loan, the Company issued unregistered warrants that entitle Hercules to purchase up to an aggregate of 9,063 unregistered shares of XOMA common stock at an exercise price equal to $66.20 per share. These warrants were exercisable immediately and have a five-year term expiring in February 2020. The Company allocated the aggregate proceeds of the Hercules Term Loan between the warrants and the debt obligation. The estimated fair value of the warrants issued to Hercules of $0.5 million was determined using the Black-Scholes Model and was recorded as a discount to the debt obligation.  The debt discount is being amortized over the term of the loan using the effective interest method. The warrants are classified in stockholders’ deficit on the condensed consolidated balance sheets. As of September 30, 2016, all of these warrants were outstanding.

The Company evaluated the Hercules Term Loan in accordance with accounting guidance for derivatives and determined there was de minimis value to the identified derivative features of the loan at inception and September 30, 2016.

As of September 30, 2016 and December 31, 2015, the outstanding principal balance of the Hercules Term Loan was $18.2 million and $20.0 million, respectively. At September 30, 2016 and December 31, 2015, the net carrying value of the Hercules Term Loan was $18.5 million and $19.7 million, respectively.

Aggregate future principal, final payment fees and discounts of the Company’s total interest bearing obligations as of September 30, 2016, are as follows (in thousands):

Three months ending December 31, 2016	$2,252
Year ended 2017	14,809
Year ended 2018	18,085
Year ended 2019	—
Year ended 2020	15,748
50,894
Less: interest, final payment fee, discount and issuance cost	(5,675)
45,219
Less: interest bearing obligations – current	(12,461)
Interest bearing obligations – non-current	$32,758

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense in the condensed consolidated statements of comprehensive loss relates to the following debt instruments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Hercules term loan	$651	$665	$2,001	$1,551
Servier loan	223	278	674	806
GECC term loan	—	—	—	548
Novartis note	104	84	299	243
Other	4	3	17	4
Total interest expense	$982	$1,030	$2,991	$3,152

9. Common Stock Warrants

As of September 30, 2016 and December 31, 2015, the following common stock warrants were outstanding:

Issuance Date	Expiration Date	Balance Sheet Classification	Exercise Price per Share	September 30, 2016	December 31, 2015
December 2011	December 2016	Stockholders' deficit	$22.80	13,158	13,158
March 2012	March 2017	Contingent warrant liabilities	$35.20	479,277	479,277
September 2012	September 2017	Stockholders' deficit	$70.80	1,967	1,967
December 2014	December 2016	Contingent warrant liabilities	$158.01	404,833	404,833
February 2015	February 2020	Stockholders' deficit	$66.20	9,063	9,063
February 2016	February 2021	Stockholders' deficit	$15.40	8,249	—
				916,547	908,298

In February 2016, in conjunction with services provided by a third-party consultant, the Company issued a warrant to purchase up to an aggregate of 8,249 unregistered shares of XOMA’s common stock at an exercise price equal to $15.40 per share. These warrants were exercisable immediately and have a five-year term expiring in February 2021. The estimated fair value of the warrants of $0.1 million was calculated using the Black-Scholes Model and was classified in stockholders’ deficit on the condensed consolidated balance sheet.

The Company revalued the December 2014 warrants at September 30, 2016 using the Black-Scholes Model and recorded zero and a $3.0 million decrease in the estimated fair value as a gain in the revaluation of contingent warrant liabilities line of the Company’s condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2016, respectively. The Company revalued the March 2012 warrants at September 30, 2016 using the Black-Scholes Model and recorded a $0.3 million and $7.5 million decrease in the estimated fair value as a gain in the revaluation of contingent warrant liabilities line of the Company’s condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2016, respectively. The decrease in these liabilities is primarily due to the decrease in the market price of XOMA’s common stock at September 30, 2016 as compared to December 31, 2015.

As of September 30, 2016 and December 31, 2015, the December 2014 warrants had an estimated fair value of zero and $3.0 million, respectively. As of September 30, 2016 and December 31, 2015, the March 2012 warrants had an estimated fair value of $9,000 and $7.5 million, respectively.

10. Legal Proceedings, Commitments and Contingencies

Collaborative Agreements, Royalties and Milestone Payments

The Company has committed to make potential future “milestone” payments to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $17.9 million (assuming one product per contract meets all milestones events) have not been recorded on the accompanying condensed consolidated balance sheets. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.

Legal Proceedings

On July 24, 2015, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Markette v. XOMA Corp., et al. (Case No. 3:15-cv-3425) against the Company, its Chief Executive Officer and its Chief Medical Officer.  The complaint asserts that all defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5, by making materially false or misleading statements regarding the Company’s EYEGUARD-B study between November 6, 2014 and July 21, 2015. The plaintiff also alleges that Messrs. Varian and Rubin violated Section 20(a) of the Exchange Act.  The plaintiff seeks class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On May 13, 2016, the Court appointed a lead plaintiff and lead counsel.  The lead plaintiff filed an amended complaint on July 8, 2016 asserting the same claims and adding a former director as a defendant.  On September 2, 2016, defendants filed a motion to dismiss with prejudice the amended complaint. Plaintiff filed his opposition to the motion to dismiss on October 7, 2016. Defendants filed a reply on October 21, 2016.  The motion is set for hearing on December 15, 2016. Based on a review of allegations, the Company believes that the plaintiff’s allegations are without merit, and intends to vigorously defend against the claims. Currently, the Company does not believe that the outcome of this matter will have a material adverse effect on its business or financial condition, although an unfavorable outcome could have a material adverse effect on its results of operations for the period in which such a loss is recognized. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

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

11. Stock-based Compensation

In February 2016, the Company’s Board of Directors approved an amendment to the 2010 Long Term Incentive and Stock Award Plan (“2010 Plan”) to, among other things, allow for an increase in the number of shares of common stock reserved for issuance and recommended that the amendment be submitted to the Company’s shareholders for approval at the 2016 annual meeting. At the May 2016 annual meeting, the shareholders approved an amendment to the 2010 Plan to, among other things, increase the aggregate number of shares authorized for issuance by 170,000 shares to an aggregate of 1,108,560 shares.

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

Stock Options

The stock options generally vest monthly over four years for employees and one year for directors. Stock options held by employees who qualify for retirement age (defined as employees that are a minimum of 55 years of age and the sum of their age plus years of full-time employment with the Company exceeds 70 years) vest on the earlier of scheduled vest date or the date of retirement.  The fair value of the stock options granted during the three and nine months ended September 30, 2016 and 2015, was estimated based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Dividend yield	0%	0%	0%	0%
Expected volatility	102%	103%	103%	83%
Risk-free interest rate	1.13%	1.36%	1.14%	1.40%
Expected term	5.6 years	5.6 years	5.6 years	5.6 years

Stock option activity for the nine months ended September 30, 2016, was as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	384,382	$126.46
Granted	25,672	12.58
Forfeited, expired or cancelled	(41,494)	121.39
Outstanding at September 30, 2016	368,560	$119.10	6.23	$—
Vested and expected to vest at September 30, 2016	362,745	$119.86	6.19	$—
Exercisable at September 30, 2016	293,367	$130.02	5.64	$—

Restricted Stock Units

RSUs generally vest annually over three years for employees and one year for directors.  In February 2016, the Company granted 114,517 RSUs to employees that will vest one year from the date of grant. RSUs held by employees who qualify for retirement age (defined as employees that are a minimum of 55 years of  age and the sum of their age plus years of full-time employment with the Company exceeds 70 years) vest on the earlier of scheduled vest date or the date of retirement.

The valuation of RSUs is determined at the date of grant using the closing stock price.

Unvested RSU activity for the nine months ended September 30, 2016, is summarized below:

		Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value
Unvested balance at January 1, 2016	106,205	$81.42
Granted	126,067	14.90
Vested	(57,473)	65.35
Forfeited	(19,044)	52.39
Unvested balance at September 30, 2016	155,755	$37.06

Stock-based Compensation Expense

The following table shows total stock-based compensation expense for stock options, RSUs and ESPP in the condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$802	$1,047	$2,796	$4,642
Selling, general and administrative	927	917	3,404	3,676
Total stock-based compensation expense	$1,729	$1,964	$6,200	$8,318

12. Subsequent events

As previously disclosed, on March 15, 2016, The NASDAQ Stock Market LLC (“NASDAQ”) notified XOMA that the Company was out of compliance with NASDAQ Listing Rule 5450(a)(1), requiring maintenance of a minimum bid price of $1.00 per share (“Minimum Bid Price Requirement”). The Company did not achieve compliance with the Minimum Bid Price Requirement by September 12, 2016 and NASDAQ notified the Company that its securities were subject to delisting (“Delisting Notice”). The Company exercised its right to appeal the Delisting Notice, which suspended the delisting pending a final decision on the appeal. Prior to a hearing on the appeal, the Company presented a plan to effect a reverse stock split of its issued and outstanding shares of common stock as a means to regain compliance with the Minimum Bid Price Requirement, and continue the listing of the Company’s common stock on the NASDAQ Global Market. At a special meeting held on October 14, 2016, XOMA’s stockholders approved the reverse stock split and gave XOMA’s Board of Directors’ discretion to effect the reverse split within a range of ratios. The Board subsequently decided to effect a reverse stock split in a ratio of 1-for-20, effective after market close on October 17, 2016. Upon the effectiveness of the reverse stock split, (i) every 20 shares of the Company’s outstanding common stock was combined into 1 share of common stock, (ii) the number of shares of common stock available for issuance under the 2010 Plan and ESPP was proportionally decreased, (iii) the number of shares of common stock issuable upon the exercise of the outstanding stock options and warrants was proportionally decreased, (iv) the exercise price of the outstanding stock options and warrants was proportionally increased, and (v) the number of shares of common stock issuable upon the vesting of the outstanding restricted stock units was proportionally decreased. The par value per share and the authorized number of shares of common stock and preferred stock were not adjusted as a result of the reverse stock split. From October 18, 2016 through October 31, 2016, the closing bid price of XOMA’s common stock exceeded $1.00 per share. As a result, the Company regained compliance with the Minimum Bid Price Requirement, upon which NASDAQ canceled the appeal hearing and withdrew the Delisting Notice.

In connection with the reverse stock split, all issued and outstanding common stock, stock awards and per share amounts contained in the financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “intend” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the sufficiency of our cash resources, our future operating expenses, our future losses, our future expenditures for research and development, the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our ability to receive potential milestone or royalty payments under collaboration agreements and the timing of receipt of those payments, the timing and adequacy of cost-cutting measures, and our ability to defend against claims that have been made in litigation. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things: our product candidates are still being developed, and we will require substantial funds to continue development which may not be available; we have received negative results from certain of our clinical trials, and we face uncertain results of other clinical trials of our product candidates; if our therapeutic product candidates do not receive regulatory approval, neither our third-party collaborators, our contract manufacturers nor we will be able to manufacture and market them; we may not obtain orphan drug exclusivity or we may not receive the full benefit of orphan drug exclusivity even if we obtain such exclusivity; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; we may not be successful in commercializing our products, which could also affect our development efforts; we are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our product candidates and could subject us to significant fines and penalties; and certain of our technologies are in-licensed from third parties, so our capabilities using them are restricted and subject to additional risks. These and other risks, including those related to current economic and financial market conditions, are contained principally in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

We currently have 2 clinical stage assets in our endocrine portfolio, one of which was developed as part of our proprietary XOMA Metabolism (“XMet”) platform. We believe the XMet platform is highly novel as it targets the insulin receptor and has generated new classes of fully human allosteric modulating monoclonal antibodies known as Selective Insulin Receptor Modulators (“SIRMs”). One program of SIRMs produced by the XMet platform is a negative allosteric modulator of the insulin receptor (“XMetD”). We intend to advance the following two antibodies derived from the XMetD program, which present potential new therapeutic approaches to the treatment of rare diseases that involve insulin and result in severe hypoglycemia.

•	XOMA 358, a potential long-acting treatment for hyperinsulinemic hypoglycemia; and
•	XOMA 129, a potential rapid onset, short-acting treatment for severe acute hypoglycemia.

Our endocrine portfolio also includes a Phase 2 product candidate, XOMA 213, targeting the prolactin receptor, as well as research-stage programs targeting the parathyroid receptor and the adrenal corticotropic hormone axis.

Recent Business Developments

In October 2016, we announced the United Kingdom’s Medicines and Healthcare Products Regulatory Agency has accepted in principle our proposal to initiate a multi-dose Phase 2 clinical study of XOMA 358 in children older than two who are diagnosed with congenital hyperinsulinism.  We intend to file this clinical protocol as quickly as possible.  Upon their formal review and acceptance of our protocol, we will be able to launch our first XOMA 358 multi-dose extended-treatment Phase 2 clinical study in congenital hyperinsulinemia patients over the age of two years.

In September 2016, we announced that the initial data from our ongoing Phase 2 XOMA 358 proof of concept studies indicate that XOMA 358 is exhibiting an inhibition on insulin signaling.  These studies, initiated in April 2016, are evaluating the safety and clinical pharmacology of XOMA 358 in patients with congenital hyperinsulinism and in patients who experience dangerously low blood glucose levels (hypoglycemia) after undergoing gastric bypass surgery.  The studies remain open, and we expect to enroll more patients at current and additional sites in the US and Europe in the coming months.

In June 2016, we initiated a Phase 2 proof-of-concept study to evaluate two dose levels of XOMA 213 in up to 35 subjects and confirm its ability to curtail prolactin signaling.

In March 2016, in connection with the November 4, 2015 asset purchase agreement with Nanotherapeutics, Inc. (“Nanotherapeutics”), we effected the novation of our contract with the National Institute of Allergy and Infectious Diseases (“NIAID”), and completed the transfer of certain related third-party service contracts and materials, and the grant of exclusive and non-exclusive licenses for certain of our patents and general know-how to Nanotherapeutics. We are eligible to receive contingent consideration up to a maximum of $4.5 million in cash and 1,150 shares of common stock of Nanotherapeutics, based upon Nanotherapeutics achieving certain specified future operating objectives. In addition, we are eligible to receive 15% royalties on net sales of any future Nanotherapeutics products covered by or involving the related patents or know-how.

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

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, those related to revenue recognition, research and development expense, contingent warrant liabilities, and stock-based compensation to be critical policies. There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2016, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 9, 2016.

Results of Operations

Revenues

Total revenues for the three and nine months ended September 30, 2016 and 2015, were as follows (in thousands):

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
License and collaborative fees	$430	$645	$(215)	$3,196	$1,852	$1,344
Contract and other	205	1,429	(1,224)	1,844	5,412	(3,568)
Total revenues	$635	$2,074	$(1,439)	$5,040	$7,264	$(2,224)

License and Collaborative Fees

License and collaborative fees include fees and milestone payments related to the out-licensing of our products and technologies. The decrease in license and collaborative fee revenue for the three months ended September 30, 2016, as compared to the same period of 2015, was due to a $0.2 million decrease in annual maintenance fees related to various out-licensing arrangements. The increase in license and collaborative fee revenue for the nine months ended September 30, 2016, as compared to the same period of 2015, was primarily due to a $1.5 million fee for a phage display library license delivered during the first quarter of 2016. The generation of future revenues related to license and other collaborative fees is dependent on our ability to attract new licensees and new collaboration partners to our antibody technologies, or the achievement of milestones by our existing licensees.

Contract and Other Revenues

Contract and other revenues include agreements where we provided contracted research and development services to our contract and collaboration partners, including Servier and NIAID. Contract and other revenues also include royalties. The following table shows the activity in contract and other revenues for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
NIAID	$—	$1,189	$(1,189)	$1,082	$4,320	$(3,238)
Servier	—	224	(224)	307	1,094	(787)
Royalties	202	22	180	304	14	290
Other	3	(6)	9	151	(16)	167
Total contract and other revenues	$205	$1,429	$(1,224)	$1,844	$5,412	$(3,568)

Our revenue from NIAID decreased for the three and nine months ended September 30, 2016 due to the novation of our NIAID contract to Nanotherapeutics in March 2016. The decrease in revenue from Servier for the three and nine months ended September 30, 2016 was due to the discontinuation of the gevokizumab studies under our collaboration agreement with Servier in the third quarter of 2015 and the termination of the collaboration agreement with Servier in March 2016. The increase in royalty revenue was due primarily to royalties earned from the sale of TRUMENBA®.

We expect total revenue to decrease in 2016 as compared with 2015 levels based on anticipated licensing activities, the termination of our collaboration with Servier, and the novation of our NIAID contract to Nanotherapeutics.

Research and Development Expenses

Research and development expenses were $8.7 million and $36.0 million for the three and nine months ended September 30, 2016, respectively, compared with $17.6 million and $57.3 million for the same periods in 2015. The decrease of $8.9 million for the three months ended September 30, 2016, as compared to the same period of 2015, was primarily due to a decrease of $3.6 million in clinical trial costs, a decrease of $2.7 million in salaries and related expenses, a decrease of $1.0 million in external manufacturing activities, a decrease of $0.5 million in consulting fees due to the termination of the EYEGUARD global Phase 3 program in the third quarter of 2015, and a decrease of $0.5 million in depreciation and facility expenses due to the sale of our manufacturing facility to Agenus West LLC (“Agenus”) in December 2015.

The decrease of $21.3 million for the nine months ended September 30, 2016, as compared to the same period of 2015 was primarily due to a decrease of $11.6 million in salaries and related expenses, a decrease of $4.6 million in clinical trial costs, a decrease of $2.1 million in  consulting services due to the termination of the EYEGUARD global Phase 3 program in the third quarter of 2015, a decrease of $1.5 million in depreciation and facility expenses due to the sale of our manufacturing facility to Agenus in December 2015 and a decrease of $0.8 million in license fees, partially offset by a $1.4 million increase in manufacturing costs related to XOMA 358.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $3.9 million and $12.6 million in research and development salaries and employee-related expenses for the three and nine months ended September 30, 2016, respectively, as compared with $6.6 million and $24.2 million for the same periods in 2015. The decrease of $2.7 million for the three months ended September 30, 2016 was due to a $2.5 million decrease in salaries and related personnel costs, primarily due to the restructuring activities initiated in the third quarter of 2015 and the resulting decrease in headcount, and a $0.2 million decrease in stock-based compensation, which is a non-cash expense. The decrease of $11.6 million for the nine months ended September 30, 2016 was primarily due to a $9.7 million decrease in salaries and related personnel costs, primarily due to the restructuring activities initiated in the third quarter of 2015 and the resulting decrease in headcount and a $1.8 million decrease in stock-based compensation, which is a non-cash expense.

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

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
Earlier stage programs	$3,208	$5,876	$(2,668)	$10,500	$16,128	$(5,628)
Later stage programs	5,466	11,683	(6,217)	25,486	41,127	(15,641)
Total	$8,674	$17,559	$(8,885)	$35,986	$57,255	$(21,269)

Our research and development activities can also be divided into those related to our internal projects and those projects related to collaborative and contract arrangements. The costs related to internal projects versus collaborative and contract arrangements are summarized below (in thousands):

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
Internal projects	$8,674	$11,993	$(3,319)	$30,792	$39,563	$(8,771)
Collaborative and contract arrangements	—	5,566	(5,566)	5,194	17,692	(12,498)
Total	$8,674	$17,559	$(8,885)	$35,986	$57,255	$(21,269)

For the three months ended September 30, 2016, XOMA 358, for which we incurred the largest amount of expenses, accounted for between 50% and 60% of our total research and development expenses. Our endocrine research-stage programs accounted for between 20% and 30% of our total research and development expenses. Each of our remaining development programs accounted for less than 10% of our total research and development expenses for the three months ended September 30, 2016. For the nine months ended September 30, 2016, XOMA 358, for which we incurred the largest amount of expenses, accounted for between 50% and 60% of our total research and development expenses. The gevokizumab program and our endocrine research-stage programs each accounted for between 10% and 20% of our total research and development expenses. Each of our remaining development programs accounted for less than 10% of our total research and development expenses for the nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, the gevokizumab program, for which we incurred the largest amount of expense, accounted for between 40% and 50% of our total research and development expenses. A second development program, XMet, which included XOMA 358, accounted for between 30% and 40% of our total research and development expenses. Each of our remaining development programs accounted for less than 10% of our total research and development expenses for the three and nine months ended September 30, 2015.

We expect our research and development spending during the remainder of 2016 will decline as compared with 2015 due to our 2015 restructuring efforts, our reduced facility costs as a result of the sale of our manufacturing facility to Agenus, the transfer of our biodefense assets to Nanotherapeutics, and our reduced spending on gevokizumab resulting from the termination of the EYEGUARD program and our collaboration with Servier.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. Selling, general and administrative expenses were $4.1 million and $13.1 million for the three and nine months ended September 30, 2016, respectively, compared with $5.6 million and $15.9 million for the same periods in 2015. The decrease of $1.5 million for the three months ended September 30, 2016 was due primarily to a decrease in consulting services, primarily related to our out-licensing activities. The decrease of $2.8 million for the nine months ended September 30, 2016 was due primarily to a $1.9 million decrease in salaries and related personnel costs related to the reduction in headcount from our restructuring activities initiated in the third quarter of 2015, and a $1.2 million decrease in consulting services, primarily related to our out-licensing activities.

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

During the nine months ended September 30, 2016, we recorded a charge of $15,000 related to severance costs and contract termination costs resulting from the restructuring. There were no such charges during the three months ended September 30, 2016. During the three and nine months ended September 30, 2015, we recorded a charge of $2.2 million related to the severance costs and a charge of $0.4 million related to contract termination costs resulting from the restructuring. The decrease in restructuring charges was due to the majority of the terminations of employees and contracts occurring in the third quarter of 2015.

Other Income (Expense), Net

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense is shown below for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
Hercules term loan	$651	$665	$(14)	$2,001	$1,551	$450
Servier loan	223	278	(55)	674	806	(132)
GECC term loan	—	—	—	—	548	(548)
Novartis note	104	84	20	299	243	56
Other	4	3	1	17	4	13
Total interest expense	$982	$1,030	$(48)	$2,991	$3,152	$(161)

Interest expense related to the term loan with General Electric Capital Corporation (“GECC”) decreased by $0.5 million during the nine months ended September 30, 2016, compared to the same period in 2015. The decrease was due to the extinguishment of the GECC term loan in February 2015. Interest expense related to the Servier loan decreased by $0.1 million during the nine months ended September 30, 2016, compared to the same period in 2015 due to the payment of €3.0 million in principal in January 2016. These decreases were partially offset by an increase of $0.5 million during the nine months ended September 30, 2016, in interest expense due to our $20.0 million term loan with Hercules Technology Growth Capital, Inc. (“Hercules Term Loan”) that was entered into in February 2015.  A portion of the proceeds from the Hercules Term Loan was used to repay our outstanding loan with GECC.

We expect interest expense during the remainder of 2016 to decrease as compared with 2015 due to the decrease in the principal balances of the Hercules and Servier loans.

Other Income (Expense), Net

Other income (expense), net primarily consisted of unrealized (losses) gains. The following table shows the activity in other income (expense), net for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
Other income (expense), net
Unrealized foreign exchange (loss) gain(1)	$(135)	$(227)	$92	$(384)	$1,344	$(1,728)
Sublease income	297	—	297	761	—	761
Other	127	33	94	208	109	99
Total other income (expense), net	$289	$(194)	$483	$585	$1,453	$(868)

(1)	Unrealized foreign exchange (loss) gain for the three and nine months ended September 30, 2016 and 2015 primarily relates to the re-measurement of the Servier loan.

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

We revalued the March 2012 warrants at September 30, 2016 using the Black-Scholes Model and recorded a $0.3 million and $7.5 million decrease in the estimated fair value as a gain in the revaluation of contingent warrant liabilities line of our condensed consolidated statement of comprehensive loss for the three and nine months ended September 30, 2016, respectively. This decrease in the estimated fair value of the warrants is primarily due to the decrease in the market price of our common stock at September 30, 2016 as compared to December 31, 2015.  We revalued the warrants at September 30, 2015 and recorded a $21.4 million and $20.0 million decrease in the estimated fair value as a gain on the revaluation of contingent warrant liabilities line of our condensed consolidated statement of comprehensive loss for the three and nine months ended September 30, 2015, respectively.

We revalued the December 2014 warrants at September 30, 2016 using the Black-Scholes Model and recorded zero and $3.0 million decrease in the estimated fair value as a gain in the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2016, respectively. The decrease in the estimated fair value of the warrants is due primarily to the decrease in the market price of our common stock at September 30, 2016 as compared to December 31, 2015. We revalued the warrants at September 30, 2015 and recorded a $3.0 million and a $4.2 million decrease in the estimated fair value as a gain on the revaluation of contingent warrant liabilities line of our condensed consolidated statement of comprehensive loss for the three and nine months ended September 30, 2015, respectively.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents and marketable securities, our working capital and our cash flow activities for each of the periods presented (in thousands):

	September 30,	December 31,
	2016	2015	Change
Cash and cash equivalents	$20,618	$65,767	$(45,149)
Marketable securities	$—	$496	$(496)
Working capital	$(389)	$48,924	$(49,313)

	Nine Months Ended September 30,
	2016	2015	Change
Net cash used in operating activities	$(40,687)	$(59,659)	$18,972
Net cash provided by (used in) investing activities	636	(448)	1,084
Net cash (used in) provided by financing activities	(5,096)	13,721	(18,817)
Effect of exchange rate changes on cash	(2)	(13)	11
Net decrease in cash and cash equivalents	$(45,149)	$(46,399)	$1,250

Cash Used In Operating Activities

The decrease in net cash used in operating activities for the nine months ended September 30, 2016, as compared with the same period in 2015, was primarily due to lower salaries and related costs resulting from our 2015 restructuring efforts combined with decreased research and development spending related to manufacturing costs and clinical trial costs during the nine months ended September 30, 2016 primarily due to the discontinuation of the gevokizumab studies under our collaboration agreement with Servier in the third quarter of 2015 and the termination of the collaboration agreement with Servier in March 2016.

Cash Provided by (Used In) Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2016 of $0.6 million was due to the proceeds from the sale of marketable securities . Net cash used in investing activities for the same period in 2015 of $0.4 million was primarily related to the purchase of property and equipment.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2016 of $5.1 million was primarily related to the principal payments on our loans with Servier and Hercules.

Net cash provided by financing activities for the nine months ended September 30, 2015 of $13.7 million was primarily related to proceeds received from the Hercules Term Loan of $20.0 million and proceeds from the issuance of common stock of $0.4 million. These cash inflows were partially offset by $6.1 million in principal payments on the GECC term loan, and debt issuance costs of $0.5 million on the Hercules Term Loan.

Interest Bearing Obligations

Aggregate future principal, final payment fees and discounts of our total interest bearing obligations as of September 30, 2016 are as follows (in thousands):

Three months ending December 31, 2016	$2,252
Year ended 2017	14,809
Year ended 2018	18,085
Year ended 2019	—
Year ended 2020	15,748
50,894
Less: interest, final payment fee, discount and issuance cost	(5,675)
45,219
Less: interest bearing obligations – current	(12,461)
Interest bearing obligations – non-current	$32,758

See Note 8: Long-Term Debt to the accompanying condensed consolidated financial statements for discussion of our debt obligations.

*        *        *

We have incurred significant operating losses since our inception and have an accumulated deficit of $1.2 billion as of September 30, 2016. Management expects operating losses and negative cash flows to continue for the foreseeable future.  As of September 30, 2016, we had cash and cash equivalents of $20.6 million, which is available to fund future operations. Taking into account the repayment of our outstanding debt classified within current liabilities on our condensed consolidated balance sheet as of September 30, 2016, without the receipt of additional funds from license and collaboration agreements or  additional equity or debt financing, we will be unable to fund our operations through the next 12 months. Based on our current projections, we expect our current cash and cash equivalents will be sufficient to fund our operations into the first quarter of 2017. We may not be able to obtain sufficient additional funding through monetizing certain of our existing assets, entering into new license and collaboration agreements, issuing additional equity or debt instruments or any other means, and if we are able to do so, they may not be on satisfactory terms. Based on discussions to date, equity financings are primarily dependent on positive clinical data and we may not be able to generate adequate favorable clinical data to obtain funding. Consistent with the actions we have taken in the past, we will take steps intended to enable the continued operation of the business which may include out-licensing or sale of assets, reducing personnel-related costs, curtailing our development activities and reducing other expenditures that are within our control. These reductions in expenditures may have a material adverse impact on our ability to achieve certain of our planned objectives. Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock or debt, which itself is subject to a number of pharmaceutical development and business risks and uncertainties, as well as the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. Our market risks related to interest rate sensitivities at September 30, 2016, have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2015 filed with the SEC.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 24, 2015, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California captioned Markette v. XOMA Corp., et al. (Case No. 3:15-cv-3425) against us, our Chief Executive Officer and our Chief Medical Officer.  The complaint asserts that all defendants violated Section 10(b) the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5, by making materially false or misleading statements regarding our EYEGUARD-B study between November 6, 2014 and July 21, 2015. The plaintiff also alleges that Messrs. Varian and Rubin violated Section 20(a) of the Exchange Act.  The plaintiff seeks class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On May 13, 2016, the Court appointed a lead plaintiff and lead counsel.  The lead plaintiff filed an amended complaint on July 8, 2016 asserting the same claims and adding a former director as a defendant. On September 2, 2016, defendants filed a motion to dismiss with prejudice the amended complaint.  Plaintiff filed his opposition to the motion to dismiss on October 7, 2016.  Defendants filed a reply in support of their motion to dismiss on October 21, 2016.  The motion is set for hearing on December 15, 2016. Based on a review of the allegations, we believe that the plaintiff’s allegations are without merit, and intends to vigorously defend against the claims. Currently, we do not believe that the outcome of this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized. We cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

On October 1, 2015, a stockholder purporting to act on our behalf, filed a derivative lawsuit in the Superior Court of California for the County of Alameda, purportedly asserting claims on behalf of us against certain of our officers and the members of our Board of Directors, captioned Silva v. Scannon, et al. (Case No. RG15787990). The lawsuit asserts claims for breach of fiduciary duty, corporate waste and unjust enrichment based on the dissemination of allegedly false and misleading statements related to our EYEGUARD-B study.  The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. This action is currently stayed pending further developments in the securities class action. Management believes the allegations have no merit and intends to vigorously defend against the claims. Currently, we do not believe that the outcome of this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized. We cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

On November 16, and November 25, 2015, two derivative lawsuits were filed purportedly on our behalf in the United States District Court for the Northern District of California, captioned Fieser v. Van Ness, et al. (Case No. 4:15-CV-05236-HSG) and Csoka v. Varian, et al. (Case No. 3:15-cv-05429-SI), against certain of our officers and the members of our Board of Directors.  The lawsuits assert claims for breach of fiduciary duty and other violations of law based on the dissemination of allegedly false and misleading statements related to our EYEGUARD-B study.  Plaintiffs seek unspecified monetary damages and other relief including reforms and improvements to our corporate governance and internal procedures. Both actions are currently stayed pending further developments in the securities class action. Management believes the allegations have no merit and intends to vigorously defend against the claims.  Currently, we do not believe that the outcome of this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized. We cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit. Currently, we do not believe that the outcome of this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized. We cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

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

We have been and are developing numerous product candidates, and as a result have experienced significant losses. As of September 30, 2016, we had an accumulated deficit of $1.2 billion.

For the three and nine months ended September 30, 2016, we had net losses of $12.5 million and $36.1 million, respectively. For the three and nine months ended September 30, 2015, we had net losses of $0.5 million and $46.0 million, respectively.

Our product candidates are still being developed, and we do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities and debt, and collaboration and licensing arrangements. Our total debt currently exceeds our total cash and cash equivalents. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we continue our research and development activities for our product candidates. If our product candidates are not successfully developed or commercialized, or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our ability to achieve profitability is dependent in large part on the success of our development programs, obtaining regulatory approval for our product candidates and licensing certain of our preclinical compounds, all of which are uncertain. Our success is also dependent on obtaining regulatory approval to market our product candidates through current and future collaborations, which may not materialize or prove to be successful.

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

Based on our cash and cash equivalents of $20.6 million at September 30, 2016 and anticipated spending levels, without the receipt of additional funds from license or collaboration agreements or additional equity or debt financing, we will be unable to fund our operations through the next 12 months. Based on our current projections, we expect our current cash and cash equivalents will be sufficient to fund our operations into the first quarter of 2017. We may not be able to obtain sufficient additional funding through monetizing certain of our existing assets, entering into new license and collaboration agreements, issuing additional equity or debt instruments or any other means, and if we are able to do so, they may not be on satisfactory terms. Based on discussions to date, equity financings are primarily dependent on positive clinical data and we may not be able to generate adequate favorable clinical data to obtain funding. Consistent with the actions we have taken in the past, we will take steps intended to enable the continued operation of the business which may include out-licensing or sale of assets, reducing personnel-related costs, curtailing our development activities and reducing other expenditures that are within our control. These reductions in expenditures may have a material adverse impact on our ability to achieve certain of our planned objectives. Progress or setbacks by potentially competing products also may affect our ability to raise new funding on acceptable terms.

We do not know when or whether:

•	operations will generate meaningful funds;
•	additional agreements for product development funding can be reached;
•	we will be able to repay our current debt or negotiate new debt arrangements
•	strategic alliances or licenses can be negotiated; or
•	adequate additional financing will be available for us to finance our own development on acceptable terms, or at all.

If adequate funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our product development programs and further reduce personnel-related costs.

We may not realize the expected benefits of our cost-saving initiatives.

Reducing costs is a key element of our current business strategy. On August 21, 2015, in connection with our efforts to lower operating expenses and preserve capital while continuing to focus on our product pipeline, we implemented a workforce reduction, which led to the termination of 52 employees during the second half of 2015.

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

Based on regulatory restrictions, XOMA 358 clinical testing is currently limited to studies in adults in the U.S. and patients 12 and over in Europe. In October 2016, the United Kingdom’s Medicines and Healthcare Products Regulatory Agency accepted in principle our proposal to initiate a multi-dose Phase 2 clinical study of XOMA 358 in children older than two who are diagnosed with congenital hyperinsulinism (“CHI”).  We have requested expanded testing as part of our clinical development plan.  We cannot assure you that our proposed protocols for such testing will be approved, or that U.S. and foreign health authorities will not issue a clinical hold with respect to these or any of our other clinical trials in the future.

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

The FDA and other regulatory agencies have substantial discretion in both the product approval process and manufacturing facility approval process, and as a result of this discretion and uncertainties about outcomes of testing, we cannot predict at what point, or whether, the FDA or other regulatory agencies will be satisfied with our or our collaborators’ or licensees’ submissions or whether the FDA or other regulatory agencies will raise questions that may be material and delay or preclude product approval or manufacturing facility approval. In light of this discretion and the complexities of the scientific, medical and regulatory environment, our interpretation or understanding of the FDA’s or other regulatory agencies’ requirements, guidelines or expectations may prove incorrect, which also could delay further or increase the cost of the approval process. As we accumulate additional clinical data, we will submit it to the FDA and other regulatory agencies, as appropriate, and such data may have a material impact on the approval process.

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

•

Biodel Inc. is developing a formulation of glucagon designed to remain stable in solution for a longer period than existing commercial formulations. FDA and European Medicines Agency (“EMA”) have granted orphan drug designation for Biodel's glucagon for the prevention of hypoglycemia in the CHI population.

•

Eiger Biopharmaceuticals is developing exendin (9-39), a glucagon-like peptide 1 (GLP-1) antagonist, for the treatment of hypoglycemic episodes following gastric bypass surgery, as well as for CHI patients. FDA has granted orphan drug designation for exendin (9-39) for the treatment of congential hyperinsulinenic hypoglycemia and other causes of hyperinsulinemic hypoglycemia in adults and children.

•	Eli Lilly and Company and Locemia Solutions are in phase 3 testing of an intranasal glucagon treatment for severe hypoglycemia in people with diabetes treated with insulin.

•

S-cubed Limited is developing a synthetic form of glucagon. It is expected to be given under the skin using a special infusion pump. EMA has granted orphan drug designation for S-cubed glucagon for the treatment of CHI patients.

•

Xeris Pharmaceuticals is developing a soluble glucagon. The FDA and EMA have granted orphan drug designation for Xeris' soluble glucagon for the prevention of severe, persistent hypoglycemia in patients with CHI.

•	Zealand Pharma A/S has a glucagon analog in late-stage development.

Our product candidates are monoclonal antibodies and are differentiated due to our expertise in the allosteric modulation of cellular receptors.  Our product candidates currently are delivered by intravenous administration.  We are developing subcutaneous versions to allow for at-home administration or administration in a physician’s office, thereby reducing the potential that our targeted patient populations increase the demand on over-burdened infusion centers. However, physicians and patients may prefer daily oral dosing of potential competitor products to a longer-acting monoclonal antibody, which will impact the commercial value of XOMA 358.

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

Even approved and marketed products are subject to risks relating to changes in the market for such products. Introduction or increased availability of generic or biosimilar versions of products can alter the market acceptance of branded products. In addition, unforeseen safety issues may arise at any time, regardless of the length of time a product has been on the market.

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

The FDA has awarded orphan drug status for XOMA 358 for the treatment of congenital hyperinsulinism. Under the Orphan Drug Act, the first company to receive FDA approval for a drug for the designated orphan drug indication will obtain seven years of marketing exclusivity, during which time the FDA may not approve another company’s application for the same drug for the same orphan indication unless the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. In June 2016, the EMA granted Orphan Drug Designation to XOMA 358 for the treatment of CHI.

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

Furthermore, marketing approval of a product may be withdrawn by the FDA, the EMA or another regulatory agency or such a product may be withdrawn voluntarily by us based, for example, on subsequently arising safety concerns. The FDA, EMA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

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

Our financial resources and our marketing experience and expertise are limited. Consequently, our ability to develop products successfully depends, to a large extent, upon securing the financial resources and marketing capabilities of third parties. For example, we have licensed our bacterial cell expression technology, a set of enabling technologies used to discover and screen, as well as develop and manufacture, recombinant antibodies and other proteins for commercial purposes, to over 60 companies. As of September 30, 2016, we were aware of three products manufactured using this technology that have received FDA approval, including Pfizer’s TRUMENBA®, a meningococcal group B vaccine. We are receiving a fraction of a percentage royalty on sales of TRUMENBA®.

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

There can be no assurance the market price of our common stock will not decline below its present market price or there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2016, through November 4, 2016, the share price of our common stock has ranged from a high of $27.20 to a low of $4.70. Factors contributing to such volatility include:

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

Our common stock is currently traded on the Nasdaq Global Market. The NASDAQ Stock Market LLC (“NASDAQ”) has requirements that a company must meet in order to remain listed on NASDAQ. In particular, NASDAQ rules require us to maintain a minimum bid price of $1.00 per share of our common stock (the “Minimum Bid Price Requirement). As previously disclosed in our filings with the SEC, on September 12, 2016 NASDAQ notified us that our securities were subject to delisting for failure to meet the Minimum Bid Price Requirement (“Delisting Notice”). We exercised our right to appeal the Delisting Notice, which suspended the delisting pending a final decision on the appeal. Prior to a hearing on the appeal, we presented a plan to effect a reverse stock split of our issued and outstanding shares of common stock as a means to regain compliance with the Minimum Bid Price Requirement, and continue the listing of our common stock on The NASDAQ Global Market. At a special meeting held on October 14, 2016, XOMA’s stockholders approved the reverse stock split and gave our Board of Directors discretion to effect the reverse split within a range of ratios. Our Board subsequently decided to effect a reverse split in a ratio of 1-for-20, effective after market close on October 17, 2016. From October 18, 2016 through October 31, 2016, the closing bid price of XOMA common stock exceeded $1.00 per share. As a result, we regained compliance with the Minimum Bid Price Requirement, upon which NASDAQ canceled the appeal hearing and withdrew the Delisting Notice.

There can be no assurance that we will continue to meet the Minimum Bid Price Requirement, or any other NASDAQ requirement in the future. If we fail to meet the Minimum Bid Price Requirement, NASDAQ may initiate the delisting process with another notification letter.  If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

We may issue additional equity securities and thereby materially and adversely affect the price of our common stock.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, including under our At Market Issuance Sales Agreement (“ATM”) with Cowen and Company, LLC, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which none were issued and outstanding as of November 4, 2016, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock.  In addition, we are authorized to issue, generally without stockholder approval, up to 277,333,332 shares of common stock, of which 6,047,085 were issued and outstanding as of November 4, 2016. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

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

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. After a series of restructuring activities and asset sales during 2015, we had 81 employees as of November 4, 2016.  We may require additional experienced executive, accounting, research and development, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

On July 24, 2015, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Markette v. XOMA Corp., et al. (Case No. 3:15-cv-3425) naming as defendants us and certain of our officers.  The complaint asserts that all defendants violated Section 10(b) of the Exchange Act and SEC Rule 10b-5, by making materially false or misleading statements regarding our EYEGUARD-B study between November 6, 2014 and July 21, 2015. The plaintiff also alleges that Messrs. Varian and Rubin violated Section 20(a) of the Exchange Act.  The plaintiff seeks class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On May 13, 2016, the Court appointed a lead plaintiff and lead counsel.  The lead plaintiff filed an amended complaint on July 8, 2016 asserting the same claims and adding a former director as a defendant. On September 2, 2016, defendants filed a motion to dismiss with prejudice the amended complaint.  Plaintiff filed his opposition to the motion to dismiss on October 7, 2016.  Defendants filed a reply in support of their motion to dismiss on October 21, 2016.  The motion is set for hearing on December 15, 2016.  Based on a review of the allegations, management believes that the plaintiff’s allegations are without merit, and intends to vigorously defend against the claims. Currently, we do not believe that the outcome of this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized. We cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

On October 1, 2015, a stockholder purporting to act on our behalf, filed a derivative lawsuit in the Superior Court of California for the County of Alameda, purportedly asserting claims on behalf of us against certain of our officers and the members of our Board of Directors, captioned Silva v. Scannon, et al. (Case No. RG15787990).  The lawsuit asserts claims for breach of fiduciary duty, corporate waste and unjust enrichment based on the dissemination of allegedly false and misleading statements related to our EYEGUARD-B study.  The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. This action is currently stayed pending further developments in the securities class action.  Management believes the allegations have no merit and intends to vigorously defend against the claims.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2016, we issued 3,000 shares of our common stock with a fair value of $46,000 in connection with a consulting agreement in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a payment for consulting services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 9, 2016, we issued a press release announcing our financial results for the third quarter ended September 30, 2016. A copy of the press release is furnished as Exhibit 99.1 to this report.

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

XOMA Corporation

Date: November 9, 2016	By:	/s/ JOHN VARIAN
John Varian Chief Executive Officer (principal executive officer) and Director
Date: November 9, 2016	By:	/s/ THOMAS BURNS
Thomas Burns Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment of Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	10/18/2016

3.5	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Form of Warrant (December 2011 Warrants)	10-K	000-14710	4.9	03/14/2012

4.4	Form of Warrant (March 2012 Warrants)	8-K	000-14710	4.1	03/07/2012

4.5	Form of Warrant (September 2012 Warrants)	8-K	000-14710	4.10	10/03/2012

4.6	Registration rights Agreement dated June 12, 2014, by and among XOMA Corporation, 667, L.P., Baker Brothers Life Sciences, L.P., and 14159. L.P.	8-K	000-14710	4.1	06/12/2014

4.7	Form of Warrant (December 2014 Warrants)	8-K	000-14710	4.1	12/09/2014

4.8	Form of Warrant (February 2015 Warrants)	10-Q	000-14710	4.10	05/07/2015

4.9	Form of Warrant (February 2016 Warrant)	10-Q	000-14710	4.9	05/04/2016

4.10	Warrant Agreement, by and between XOMA Corporation and Hercules Technology III, L.P., dated February 27, 2015	10-Q	000-14710	4.9	05/04/2016

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+

Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

99.1++	Press Release dated November 9, 2016

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith
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