Form 10-Q
period 2017-03-31
XOMA Corp
filed 2017-05-09
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2017
Common Stock, $0.0075 par value	7,585,656

XOMA CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$20,045	$25,742
Trade and other receivables, net	1,343	566
Prepaid expenses and other current assets	264	852
Total current assets	21,652	27,160
Property and equipment, net	396	1,036
Other assets	481	481
Total assets	$22,529	$28,677

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,176	$5,689
Accrued and other liabilities	2,173	4,215
Accrued restructuring costs	1,793	3,594
Deferred revenue – current	1,381	899
Interest bearing obligations – current	12,544	17,855
Accrued interest on interest bearing obligations – current	178	254
Total current liabilities	22,245	32,506
Deferred revenue – non-current	17,408	18,000
Interest bearing obligations – non-current	14,085	25,312
Other liabilities – non-current	—	69
Total liabilities	53,738	75,887

Commitments and Contingencies (Note 10)

Stockholders’ deficit:
Preferred stock, $0.05 par value, 1,000,000 shares authorized, 5,003 and 0 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 7,585,629 and 6,114,145 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	57	46
Additional paid-in capital	1,173,104	1,146,357
Accumulated deficit	(1,204,370)	(1,193,613)
Total stockholders’ deficit	(31,209)	(47,210)
Total liabilities and stockholders’ deficit	$22,529	$28,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
License and collaborative fees	$150	$2,491
Contract and other	110	1,471
Total revenues	260	3,962

Operating expenses:
Research and development	3,993	13,610
General and administrative	5,167	4,305
Restructuring	2,020	36
Total operating expenses	11,180	17,951

Loss from operations	(10,920)	(13,989)

Other income (expense):
Interest expense	(609)	(1,002)
Other income (expense), net	1,329	(306)
Revaluation of contingent warrant liabilities	—	6,932
Loss on extinguishment of debt	(515)	—
Net loss	(10,715)	(8,365)
Deemed dividend on convertible preferred stock	(5,603)	—
Net loss available to common stockholders	$(16,318)	$(8,365)

Basic and diluted net loss per share available to common stockholders	$(2.37)	$(1.40)
Weighted average shares used in computing basic and diluted net loss per share available to common stockholders	6,887	5,978

Other comprehensive loss:
Net loss	$(10,715)	$(8,365)
Net unrealized loss on marketable securities	—	(42)
Total comprehensive loss	$(10,715)	$(8,407)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows used in operating activities:
Net loss	$(10,715)	$(8,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147	215
Common stock contribution to 401(k)	506	785
Stock-based compensation expense	1,000	2,306
Revaluation of contingent warrant liabilities	—	(6,932)
Amortization of debt issuance costs, debt discount and final payment fee on debt	286	354
Loss on extinguishment of debt	515	—
Gain on sale of equipment	(1,314)	—
Unrealized loss on foreign currency exchange	261	559
Other	55	(2)
Changes in assets and liabilities:
Trade and other receivables, net	33	2,092
Prepaid expenses and other current assets	345	415
Accounts payable and accrued liabilities	(3,480)	(4,580)
Accrued restructuring costs	(1,801)	(321)
Accrued interest on interest bearing obligations	(76)	(6)
Deferred revenue	(110)	(2,306)
Other liabilities	—	(500)
Net cash used in operating activities	(14,348)	(16,286)

Cash flows from investing activities:
Proceeds from sale of equipment	813	—
Purchase of property and equipment	—	(31)
Net cash provided by (used in) investing activities	813	(31)

Cash flows from financing activities:
Proceeds from issuance of common and preferred stock, net of issuance costs	25,452	—
Principal payments ─ debt	(16,380)	(3,271)
Payment of final fee related to loan extinguishment	(1,150)	—
Principal payments ─ capital lease	(51)	(28)
Net cash provided by (used in) financing activities	7,871	(3,299)

Effect of exchange rate changes on cash	(33)	2

Net decrease in cash and cash equivalents	(5,697)	(19,614)
Cash and cash equivalents at the beginning of the period	25,742	65,767
Cash and cash equivalents at the end of the period	$20,045	$46,153

Supplemental Cash Flow Information:
Cash paid for interest	$396	$646
Non-cash investing and financing activities:
Other receivables related to the sale of equipment	$811	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

XOMA Corporation (referred to as “XOMA” or the “Company”), a Delaware corporation, has a long history of discovering and developing innovative therapeutics derived from its unique platform of antibody technologies. The Company has typically sought to license these therapeutic assets to licensees who take on the responsibilities of later stage development, approval and commercialization. In addition, XOMA has licensed antibody technologies on a non-exclusive basis to other companies who desire to access this platform for their own discovery efforts. In 2016, XOMA dedicated its research and development efforts to advancing its portfolio of product candidates that have the potential to treat a variety of endocrine diseases, including advancing the development of X358 for the treatment of congenital hyperinsulinism and hypoglycemia in hyperinsulinemic patients following bariatric surgery. XOMA’s strategy has evolved and its current focus is on developing or acquiring revenue generating assets and coupling them with a lean corporate infrastructure. As XOMA’s business model is based on the objective of out-licensing assets to other pharmaceutical companies for them to commercialize and market any resultant products, the Company expects that a significant portion of any future revenue will be based on payments it may receive from its licensees.

Going Concern

The Company has incurred operating losses since its inception resulting in an accumulated deficit of $1.2 billion, has a working capital deficiency of $0.6 million and $26.6 million in total outstanding debt at March 31, 2017. Management expects operating losses and negative cash flows to continue for the foreseeable future and, as a result, the Company will require additional capital to fund its operations and execute its business plan. As of March 31, 2017, the Company had $20.0 million in cash and cash equivalents, which is available to fund future operations. Taking into account the repayment of its outstanding debt classified within current liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2017, without the receipt of additional funds from license and collaboration agreements or additional equity or debt financing, it will only be able to fund its operations and make scheduled loan payments into January 2018. Therefore, the Company determined there is substantial doubt about its ability to continue as a going concern. The analysis used to determine the Company’s ability to continue as a going concern does not include cash sources outside of XOMA’s direct control that management expects to be available within the next twelve months.

The Company may not be able to obtain sufficient additional funding through monetizing certain of its existing assets, entering into new license agreements, issuing additional equity or debt instruments or any other means, and if it is able to do so, they may not be on satisfactory terms. The Company’s ability to raise additional capital in the equity and debt markets, should the Company choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock, which itself is subject to a number of pharmaceutical development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company. Consistent with the actions the Company has taken in the past, including the restructuring in December 2016 and February 2017, it will take steps intended to enable the continued operation of the business which may include out-licensing or sale of assets and reducing other expenditures that are within the Company’s control. These reductions in expenditures may have a material adverse impact on the Company’s ability to achieve certain of its planned objectives. Even if the Company is able to source additional funding, it may be forced to significantly further reduce its operations if its business prospects do not improve. If the Company is unable to source additional funding, it may be forced to shut down operations altogether. These condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

Reverse Stock Split

In October 2016, the Company’s stockholders voted at a special meeting of stock holders to approve a series of alternate amendments to the Company’s Amended Certificate of Incorporation to effect a reverse stock split of the Company’s issued and outstanding common stock. The Company’s Board of Directors then approved a specific ratio of 1-for-20. The par value per share of the Company’s common stock remained at $0.0075. The financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation. The unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted under those rules certain footnotes or other financial information can be condensed or omitted. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2017.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, debt amendments, research and development expense, long-lived assets, restructuring liabilities, legal contingencies, and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates, such as the Company’s billing under government contracts and the Company’s accrual for clinical trial expenses. Under the Company’s contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), the Company bills using NIH provisional rates and thus is subject to future audits at the discretion of NIAID’s contracting office. These audits can result in an adjustment to revenue previously reported which potentially could be significant. In March 2016, the Company effected the novation of its remaining active contract with NIAID to Nanotherapeutics, Inc. (“Nanotherapeutics”) (see Note 6). The billings made prior to the effective date of the novation of such contract are still subject to future audits, which may result in significant adjustments to reported revenues. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended under contracts with clinical trial centers and clinical research organizations.

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

Sale of Future Revenue Streams

 The Company has sold its rights to receive certain milestones and royalties on product sales. In the circumstance where the Company has sold its rights to future milestones and royalties under a license agreement and also maintains limited continuing involvement in the arrangement (but not significant continuing involvement in the generation of the cash flows that are due to the purchaser), the Company defers recognition of the proceeds it receives for the sale of milestone or royalty stream and recognizes such deferred revenue as contract and other revenue over the life of the underlying license agreement. The Company recognizes this revenue under the "units-of-revenue" method. Under this method, amortization for a reporting period is calculated by computing a ratio of the proceeds received from the purchaser to the total payments expected to be made to the purchaser over the term of the agreement, and then applying that ratio to the period’s cash payment.

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

In January 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”). ASU 2016-09 is aimed at the simplification of several aspects of the accounting for employee share-based payment transactions, including accounting for forfeitures, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Pursuant to the adoption of ASU 2016-09, the Company has made an election to record forfeitures when they occur. Previously, stock-based compensation was based on the number of awards expected to vest after considering estimated forfeitures. The change in accounting principle with regards to forfeitures was adopted using a modified retrospective approach, and no prior periods were restated as a result of this change in accounting principle. The adoption of ASU 2016-09 did not have a material impact on the Company’s accumulated deficit and additional paid-in-capital as of January 1, 2017.

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

Warrants

The Company has issued warrants to purchase shares of its common stock in connection with financing activities. The Company accounted for some of these warrants as a liability at fair value and others as equity at fair value. The fair value of the outstanding warrants was estimated using the Black-Scholes Model. The Black-Scholes Model required inputs such as the expected term of the warrants, expected volatility and risk-free interest rate. These inputs were subjective and required significant analysis and judgment to develop. For the estimate of the expected term, the Company used the full remaining contractual term of the warrant. The Company determined the expected volatility assumption in the Black-Scholes Model based on historical stock price volatility observed on the Company’s underlying stock. The assumptions associated with contingent warrant liabilities were reviewed each reporting period and changes in the estimated fair value of these contingent warrant liabilities were recognized in revaluation of contingent warrant liabilities within the consolidated statements of comprehensive loss.

Net Loss per Share Available to Common Stockholders

Basic net loss per share available to common stockholders is based on the weighted average number of shares of common stock outstanding during the period. Net loss available to common stockholders consists of net loss, as adjusted for the convertible preferred stock deemed dividends related to the beneficial conversion feature on this instrument at issuance. Diluted net loss per share available to common stockholders is based on the weighted average number of shares outstanding during the period, adjusted to include the assumed conversion of preferred stock, certain stock options, RSUs, and warrants for common stock. The calculation of diluted loss per share available to common stockholders requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to earnings (loss) per share available to common stockholders for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

Concentration of Risk

Cash equivalents and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents, such as money market funds. The Company has not encountered any such liquidity issues during 2017.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three months ended March 31, 2017, two customers represented 58% and 42% of total revenues. For the three months ended March 31, 2016, three customers represented 38%, 27%, and 23% of total revenues. As of March 31, 2017, two customers represented 81% and 14% of the accounts receivable balance. As of December 31, 2016, one customer represented 85% of the accounts receivable balance.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in ASC 605, Revenue Recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued an accounting update to defer the effective date by one year for public entities such that it is now applicable for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for periods beginning after December 15, 2016. ASC 606 also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company is required to adopt the standard on January 1, 2018. A decision regarding the adoption method has not been finalized at this time. The Company’s final determination will depend on a number of factors such as the significance of the impact of the new standard on the Company’s financial results.

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

3. Condensed Consolidated Financial Statements Detail

Cash and Cash Equivalents

As of March 31, 2017, cash and cash equivalents consisted of demand deposits of $2.9 million and money market funds of $17.2 million with maturities of less than 90 days at the date of purchase. As of December 31, 2016, cash and cash equivalents consisted of demand deposits of $21.5 million and money market funds of $4.2 million with maturities of less than 90 days at the date of purchase.

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Equipment and furniture	$2,691	$14,023
Leasehold improvements	554	554
	3,245	14,577
Less: Accumulated depreciation and amortization	(2,849)	(13,541)
Property and equipment, net	$396	$1,036

During the three months ended March 31, 2017, the Company completed the sale of equipment located in one of its leased facilities for total proceeds of $1.6 million. Of the $1.6 million, $0.8 million is included in other receivables as of March 31, 2017. The carrying value of the equipment sold was $0.3 million. Accordingly, the Company recorded a gain of $1.3 million on the sale of equipment in the other income (expense), net line of the condensed consolidated statement of comprehensive loss.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued payroll and other benefits	$123	$1,582
Accrued clinical trial costs	394	743
Accrued incentive compensation	203	—
Accrued legal and accounting fees	670	385
Other	783	1,505
Total	$2,173	$4,215

Net Loss Per Share Available to Common Stockholders

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the calculation of basic and diluted net loss per share available to common stockholders (in thousands):

	Three Months Ended March 31,
	2017	2016
Numerator
Net loss	$(10,715)	$(8,365)
Deemed dividend on convertible preferred stock	(5,603)	—
Net loss available to common stockholders, basic and diluted	$(16,318)	$(8,365)

Denominator
Weighted average shares outstanding used for basic and diluted net loss per share available to common stockholders	6,887	5,978

Potentially dilutive securities are excluded from the calculation of diluted net loss per share available to common stockholders if their inclusion is anti-dilutive. The following table shows the weighted-average outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share available to common stockholders (in thousands):

	Three Months Ended March 31,
	2017	2016
Convertible preferred stock (as converted)	2,446	—
Common stock options and RSUs	653	535
Warrants for common stock	381	911
Total	3,480	1,446

4. Collaborative, Licensing and Other Arrangements

Servier

In December 2010, the Company entered into a license and collaboration agreement (“Collaboration Agreement”) with Les Laboratories Servier (“Servier”), to jointly develop and commercialize gevokizumab in multiple indications. Under the terms of the agreement, Servier had worldwide rights to cardiovascular disease and diabetes indications and had rights outside the United States and Japan to all other indications, including non-infectious intermediate, posterior or pan-uveitis, Behçet’s disease uveitis, pyoderma gangrenosum, and other inflammatory and oncology indications. Under the Collaboration Agreement, Servier funded all activities to advance the global clinical development and future commercialization of gevokizumab in cardiovascular-related diseases and diabetes. Also, Servier funded the first $50.0 million of gevokizumab global clinical development and chemistry, manufacturing and controls expenses related to the three pivotal clinical trials under the EYEGUARD program. All remaining expenses related to these three pivotal clinical trials were shared equally between Servier and the Company. On September 28, 2015, Servier notified XOMA of its intention to terminate the Collaboration Agreement, as amended in January 2015, and return the gevokizumab rights to XOMA. The termination, which became effective on March 25, 2016, did not result in a change to the maturity date of the Company’s loan with Servier (see Note 8). As the Company was no longer required to provide services to Servier under the Collaboration Agreement, the Company recognized all remaining deferred revenue of $0.6 million from the date of notification to March 25, 2016.

For the three months ended March 31, 2017 and 2016, the Company recorded revenue of zero and $0.3 million, respectively, from this Collaboration Agreement.

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

In March 2016, the Company effected a novation of the NIAID Contract to Nanotherapeutics. The novation was effected upon obtaining government approval to transfer the NIAID Contract to Nanotherapeutics pursuant to the asset purchase agreement executed in November 2015 (see Note 6). The Company recognized revenue of zero and $1.1 million under this contract for the three months ended March 31, 2017 and 2016, respectively.

Pfizer

In August 2005, the Company entered into a license agreement with Wyeth (subsequently acquired by Pfizer, Inc. (“Pfizer”)) for non-exclusive, worldwide rights for certain of XOMA’s patented bacterial cell expression technology for vaccine manufacturing. Under the terms of this agreement, the Company received a milestone payment in November 2012 relating to TRUMENBA®, a meningococcal group B vaccine marketed by Pfizer. The Company received a fraction of a percentage of sales of TRUMENBA as royalties. The Company’s right to royalties expires on a country-by-country basis upon the expiration of the last-to-expire licensed patent. As discussed below under Sale of Future Revenue Streams, the Company sold its right to receive milestones and royalties on future sales of products to HealthCare Royalty Partners II, L.P. (“HCRP”) in connection with the Royalty Interest Acquisition Agreement entered into in December 2016.

Sale of Future Revenue Streams

On December 21, 2016, the Company entered into two Royalty Interest Acquisition Agreements (together, the “Acquisition Agreements”) with HCRP. Under the first Acquisition Agreement, the Company sold its right to receive milestone payments and royalties on future sales of products subject to a License Agreement, dated August 18, 2005, between XOMA and Wyeth Pharmaceuticals (now Pfizer) for an upfront cash payment of $6.5 million, plus potential additional payments totaling $4.0 million in the event three specified net sales milestones are met in 2017, 2018 and 2019. Under the second Acquisition Agreement, the Company sold all rights to royalties under an Amended and Restated License Agreement dated October 27, 2006 between XOMA and Dyax Corp. for a cash payment of $11.5 million.

The Company classified the proceeds received from HCRP as deferred revenue, to be recognized as contract and other revenue over the life of the license agreements because of the Company's limited continuing involvement in the Acquisition Agreements. Such limited continuing involvement is related to the Company’s undertaking to cooperate with HCRP in the event of a litigation or dispute related to the license agreements. Because the transaction was structured as a non-cancellable sale, the Company does not have significant continuing involvement in the generation of the cash flows due to HCRP and there are no guaranteed rates of return to HCRP, the Company recorded the total proceeds of $18.0 million as deferred revenue. The Company allocated the total proceeds between the two Acquisition Agreements based on the relative fair value of expected payments to be made to HCRP under the license agreements. The deferred revenue is being recognized as contract and other revenue over the life of the underlying license agreements under the "units-of-revenue" method. Under this method, amortization for a reporting period is calculated by computing a ratio of the allocated proceeds received from HCRP to the payments expected to be made by the licensees to HCRP over the term of the Acquisition Agreements, and then applying that ratio to the period’s cash payment. The Company recognized $0.1 million as contract and other revenue under these arrangements during the three months ended March 31, 2017. As of March 31, 2017, the current and non-current portion of the remaining deferred revenue was $0.5 million and $17.4 million, respectively. As of December 31, 2016, the Company classified the $18.0 million as non-current deferred revenue.

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at March 31, 2017 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$17,175	$—	$—	$17,175

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$4,161	$—	$—	$4,161

(1)	Included in cash and cash equivalents

During the three-month period ended March 31, 2017, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The estimated fair value of the Company’s outstanding interest-bearing obligations is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at March 31, 2017, and December 31, 2016, are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Hercules term loan	$—	$—	$16,850	$16,453
Novartis note	14,085	13,892	14,086	13,836
Servier loan	12,544	12,541	12,231	12,242
Total	$26,629	$26,433	$43,167	$42,531

6. Disposition

On November 4, 2015, XOMA and Nanotherapeutics entered into an asset purchase agreement under which Nanotherapeutics agreed to acquire XOMA’s biodefense business and related assets (including, subject to government approval, certain contracts with the U.S. government), and to assume certain liabilities of XOMA. As part of the transaction, the parties entered into an intellectual property license agreement (the “Nanotherapeutics License Agreement”), under which XOMA agreed to license to Nanotherapeutics certain intellectual property rights related to the purchased assets. Under the Nanotherapeutics License Agreement, the Company is eligible to receive contingent consideration up to a maximum of $4.5 million in cash and 23,008 shares of common stock of Nanotherapeutics, based upon Nanotherapeutics achieving certain specified future operational objectives. In addition, the Company is eligible to receive 15% royalties on net sales of any future Nanotherapeutics products covered by or involving the related patents or know-how.

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

In February 2017, the Company executed an Amendment and Restatement to both the asset purchase agreement and Nanotherapeutics License Agreement primarily to (i) remove Nanotherapeutics’ obligation to issue 23,008 shares to the Company of its common stock under the asset purchase agreement, and (ii) revise the payment schedule related to the timing of the $4.5 million cash payments due to the Company under the Nanotherapeutics License Agreement. Of the $4.5 million, $3.0 million is contingent upon Nanotherapeutics achieving certain specified future operating objectives. As of March 31, 2017, based on the payment terms pursuant to the amended Nanotherapeutics License Agreement, the Company was entitled to receive $1.6 million. Of the $1.6 million, the Company received $150,000 in March 2017, which was recognized as other income in the condensed consolidated statement of comprehensive loss. As the amended Nanotherapeutics License Agreement involves extended payment terms, the remaining $1.5 million, due in quarterly installments through September 2018 will be recognized as other income as the payments are received.

7. Restructuring Charges

On December 19, 2016, the Board of Directors approved a restructuring of its business based on its decision to focus the Company’s efforts on clinical development, with an initial focus on the X358 clinical programs. The restructuring included a reduction-in-force in which the Company terminated 57 employees (the “2016 Restructuring”). In addition, effective December 21, 2016, the Company’s Chief Executive Officer retired from his position. In early 2017, the Company further revised its strategy to prioritize out-licensing activities and further curtail research and development spending (the “2017 Restructuring”), and the Company expects to eliminate five additional employees with an effective termination date of June 30, 2017.

During the three months ended March 31, 2017, the Company recorded charges of $0.5 million and $1.5 million related to severance, other termination benefits and outplacement services in connection with the workforce reductions resulting from the 2017 Restructuring and 2016 Restructuring, respectively. In the first quarter of 2017, the Company paid a total of $3.8 million associated with the 2017 Restructuring and 2016 Restructuring activities. Of the remaining accrued restructuring of $1.8 million, the Company expects to pay $1.0 million in the second quarter of 2017 and the remaining $0.8 million related to executive severance will continue to be paid through March 2018.

The following table summarizes the accrued restructuring costs on the condensed consolidated balance sheet as of March 31, 2017 (in thousands):

Employee Severance
and Other Benefits
Balance at December 31, 2016	$3,594
Restructuring charges	2,020
Cash payments	(3,821)
Balance at March 31, 2017	$1,793

8. Long-Term Debt

Novartis Note

In May 2005, the Company executed a secured note agreement (the “Note Agreement”) with Novartis AG (“Novartis”), which was due and payable in full in June 2015. Under the Note Agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrued at six-month LIBOR plus 2%, which was equal to 3.32% at March 31, 2017 and is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments could be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount did not exceed $50.0 million. The Company made this election for all interest payments. Loans under the Note Agreement were secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder. Pursuant to the terms of the arrangement as restructured in November 2008, the Company did not make any additional borrowings under the Novartis note.

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

As of March 31, 2017 and December 31, 2016, the outstanding principal balance under this Secured Note Amendment was $14.1 million and $14.1 million, respectively, and was included in interest bearing obligations – non-current in the accompanying consolidated balance sheets.

Servier Loan Agreement

In December 2010, in connection with the Collaboration Agreement entered into with Servier, the Company executed a loan agreement with Servier (the “Servier Loan Agreement”), which provided for an advance of up to €15.0 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million. The loan is secured by an interest in XOMA’s intellectual property rights to gevokizumab and its use in indications worldwide, excluding certain rights in the U.S. and Japan. Interest is calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subject to a cap. The interest rate is reset semi-annually in January and July of each year. Interest for the six-month period from mid-July 2016 through mid-January 2017 was reset to 1.81%. Interest for the six-month period from mid-January 2017 through mid-July 2017 was reset to 1.77%. Interest is payable semi-annually.

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

In January 2017, the Company entered into Amendment No. 3 to the Servier Loan Agreement. Amendment No. 3 extended the maturity date of the portion of the loan equal to €5.0 million due on January 15, 2017 to July 15, 2017. The other terms of the loan remained unchanged. The Company determined that Amendment No. 3 resulted in a debt modification. As a result, the loan will continue to be accounted for using the effective interest method, with a new effective interest rate based on revised cash flows calculated on a prospective basis upon the execution of the Amendment No. 3.

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

The loan discount was amortized to interest expense under the effective interest method over the remaining life of the loan. The loan discount balance at the time of the Loan Amendment was $1.9 million, which was being amortized over the remaining term of the Loan Amendment. The loan discount balance at the time of Amendment No. 3 was $0.4 million, which is being amortized over the remaining term of the loan. The Company recorded non-cash interest expense resulting from the amortization of the loan discount of $0.1 million and $0.2 million, for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and December 31, 2016, the net carrying value of the loan was $12.5 million and $12.2 million, respectively. For the three months ended March 31, 2017 and 2016, the Company recorded unrealized foreign exchange gains of $6,000 and $38,000, respectively, related to the re-measurement of the loan discount.

The outstanding principal balance under this loan was $12.8 million and $12.6 million, using a euro to US dollar exchange rate of 1.068 and 1.052, as of March 31, 2017 and December 31, 2016, respectively. The Company recorded unrealized foreign exchange losses of $0.2 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively, related to the re-measurement of the loan.

Hercules Term Loan

On February 27, 2015, the Company entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (the “Hercules Term Loan”). The Hercules Term Loan had a variable interest rate that was the greater of either (i) 9.40% plus the prime rate as reported from time to time in The Wall Street Journal minus 7.25%, or (ii) 9.40%. The payments under the Hercules Term Loan were interest only until June 1, 2016. The interest-only period was followed by equal monthly payments of principal and interest amortized over a 30-month schedule through the scheduled maturity date of September 1, 2018. As security for its obligations under the Hercules Term Loan, the Company granted a security interest in substantially all of its existing and after-acquired assets, excluding its intellectual property assets.

The Hercules Term Loan included customary affirmative and restrictive covenants, but did not include any financial maintenance covenants, and also included standard events of default, including payment defaults. Upon the occurrence of an event of default, a default interest rate of an additional 5% may have been applied to the outstanding loan balances, and Hercules may have declared all outstanding obligations immediately due and payable and taken such other actions as set forth in the Hercules Term Loan.

The Company incurred debt issuance costs of $0.5 million in connection with the Hercules Term Loan. The Company was required to pay a final payment fee equal to $1.2 million on the maturity date, or such earlier date as the term loan was paid in full. The debt issuance costs and final payment fee were being amortized and accreted, respectively, to interest expense over the term of the loan using the effective interest method. The Company recorded non-cash interest expense resulting from the amortization of the debt issuance costs and accretion of the final payment of $0.2 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

As of December 31, 2016, the outstanding principal balance of the Hercules Term Loan was $17.5 million, and the net carrying value was $16.9 million.

On March 21, 2017, the Hercules Term Loan was paid in full and the Company was not required to pay the 1% prepayment charge due pursuant to the terms of the loan. A loss on extinguishment of $0.5 million from the payoff of the Hercules Term Loan was recognized in the condensed consolidated statement of comprehensive loss during the three months ended March 31, 2017.

In connection with the Hercules Term Loan, the Company issued unregistered warrants that entitle Hercules to purchase up to an aggregate of 9,063 unregistered shares of XOMA common stock at an exercise price equal to $66.20 per share. These warrants were exercisable immediately and have a five-year term expiring in February 2020. The Company allocated the aggregate proceeds of the Hercules Term Loan between the warrants and the debt obligation. The estimated fair value of the warrants issued to Hercules of $0.5 million was determined using the Black-Scholes Model and was recorded as a discount to the debt obligation. The debt discount was being amortized over the term of the loan using the effective interest method. The warrants are classified in stockholders’ deficit on the condensed consolidated balance sheets. As of March 31, 2017, all of these warrants were outstanding.

Payments of Interest Bearing Obligations

Aggregate future principal and discounts of the Company’s total interest bearing obligations as of March 31, 2017, are as follows (in thousands):

Nine months ending December 31, 2017	$5,454
Year ending December 31, 2018	7,545
Year ending December 31, 2019	—
Year ending December 31, 2020	15,980
28,979
Less: interest, discount and issuance cost	(2,350)
26,629
Less: interest bearing obligations – current	(12,544)
Interest bearing obligations – non-current	$14,085

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense in the condensed consolidated statements of comprehensive loss relates to the following debt instruments (in thousands):

	Three Months Ended March 31,
	2017	2016
Hercules term loan	$311	$672
Servier loan	177	226
Novartis note	117	97
Other	4	7
Total interest expense	$609	$1,002

9. Common Stock Warrants

As of March 31, 2017 and December 31, 2016, the following common stock warrants were outstanding:

Issuance Date	Expiration Date	Balance Sheet Classification	Exercise Price per Share	March 31, 2017	December 31, 2016
March 2012	March 2017	Contingent warrant liability	$35.20	—	479,277
September 2012	September 2017	Stockholders' deficit	$70.80	1,967	1,967
February 2015	February 2020	Stockholders' deficit	$66.20	9,063	9,063
February 2016	February 2021	Stockholders' deficit	$15.40	8,249	8,249
				19,279	498,556

In March 2012, in connection with an underwritten offering, the Company issued five-year warrants to purchase 741,729 shares of the Company’s common stock at an exercise price of $35.20 per share. These warrants contained provisions that were contingent on the occurrence of a change in control, which could conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their estimated fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company accounted for the warrants issued in March 2012 as a liability at estimated fair value. In addition, the estimated fair value of the liability related to the warrants was revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability would be reclassified to stockholders' equity at its then estimated fair value, or expiration of the warrants. In March 2017, all of these warrants expired unexercised.

10. Legal Proceedings, Commitments and Contingencies

Collaborative Agreements, Royalties and Milestone Payments

The Company has committed to make potential future “milestone” payments to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $15.5 million (assuming one product per contract meets all milestones events) have not been recorded on the accompanying consolidated balance sheets. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.

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

Stock Options

The stock options generally vest monthly over four years for employees and one year for directors. Stock options held by employees who qualify for retirement age (defined as employees that are a minimum of 55 years of age and the sum of their age plus years of full-time employment with the Company exceeds 70 years) vest on the earlier of scheduled vest date or the date of retirement. The fair value of the stock options granted during the three months ended March 31, 2017 and 2016, was estimated based on the following weighted average assumptions:

	Three Months Ended March 31,
	2017	2016
Dividend yield	0%	0%
Expected volatility	100%	106%
Risk-free interest rate	1.95%	1.27%
Expected term	5.6 years	5.6 years

Stock option activity for the three months ended March 31, 2017, was as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	568,292	$77.70
Granted	15,222	4.67
Forfeited, expired or cancelled	(23,813)	140.84
Outstanding at March 31, 2017	559,701	$73.03	6.92	$363
Exercisable at March 31, 2017	317,119	$119.38	4.99	$3

In February 2017, the Board of Directors approved a grant of 1,018,000 stock options to members of the board, executives, and non-executive employees, subject to approval by the Company’s stockholders of an increase in the available shares under the Amended and Restated 2010 Long Term Incentive and Stock Award Plan at the 2017 Annual Meeting of Stockholders.

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

RSU activity for the three months ended March 31, 2017, is summarized below:

		Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value
Unvested at January 1, 2017	91,228	$39.82
Granted	11,799	$4.67
Vested	(53,300)	$37.88
Forfeited	(15,040)	$42.49
Unvested at March 31, 2017	34,687	$29.69

Stock-based Compensation Expense

The following table shows total stock-based compensation expense for stock options, RSUs and ESPP in the condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$441	$1,137
General and administrative	559	1,169
Total stock-based compensation expense	$1,000	$2,306

12. Capital Stock

Biotechnology Value Fund Financing

In February 2017, the Company sold 1,200,000 shares of its common stock and 5,003 shares of Series X convertible preferred stock directly to Biotechnology Value Fund, L.P. and certain of its affiliates (“BVF”) in a registered direct offering, for aggregate net cash proceeds of $24.9 million.

BVF purchased the shares of common stock from the Company at a price of $4.03 per share, the closing stock price on the date of purchase. Each share of Series X convertible preferred stock has a stated value of $4,030 per share and is convertible into 1,000 shares of registered common stock based on a conversion price of $4.03 per share of common stock. The total number of shares of common stock issued upon conversion of all issued Series X convertible preferred stock will be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which is initially set at 19.99% of the total common stock then issued and outstanding immediately following the conversion of such shares. As of March 31, 2017, BVF owned approximately 19.8% of the Company’s total outstanding shares, and if all of the Series X convertible preferred shares were converted, BVF would own 51.7% of the Company’s total outstanding common shares. As of March 31, 2017, none of the preferred stock has been converted into shares of the Company’s common stock.

The designations, preferences, rights and limitations of the convertible preferred shares are set forth in a Certificate of Designation of Preferences, Rights and Limitations of Series X convertible preferred stock filed with the Delaware Secretary of State. Shares of Series X convertible preferred stock will generally have no voting rights, except as required by law and except that the consent of the holders of the outstanding Series X convertible preferred stock will be required to amend the terms of the Series X preferred stock and to approve certain corporate actions. In the event of the Company’s liquidation, dissolution or winding up, holders of Series X convertible preferred stock will participate, on a pro-rata basis, with any distribution of proceeds to holders of common stock. Holders of Series X convertible preferred stock are entitled to receive dividends on shares of Series X convertible preferred stock equal (on an as if converted to common stock basis) to and in the same form as dividends actually paid on the Company’s common stock or other junior securities.

The Company evaluated the Series X convertible preferred stock for liability or equity classification under the applicable accounting guidance, and determined that equity treatment was appropriate because the Series X convertible preferred stock did not meet the definition of the liability instruments defined thereunder for convertible instruments. Specifically, the Series X convertible preferred shares are not mandatorily redeemable and do not embody an obligation to buy back the shares outside of the Company’s control in a manner that could require the transfer of assets. Additionally, the Company determined that the Series X convertible preferred stock would be recorded as permanent equity, not temporary equity, based on the relevant guidance given that they are not redeemable for cash or other assets (i) on a fixed or determinable date, (ii) at the option of the holder, and (iii) upon the occurrence of an event that is not solely within control of the Company.

The Company has also evaluated the embedded conversion and redemption features within the Series X convertible preferred stock in accordance with the accounting guidance for derivatives. Based on this assessment, the Company determined that the conversion option is clearly and closely related to the equity host, and thus, bifurcation is not required. The contingent redemption feature was determined to not be clearly and closely related to the equity-like host; however, it met the criteria as a scope exception for derivative accounting. Therefore, the contingent redemption feature was also not bifurcated from the Series X convertible preferred stock.

The fair value of the common stock into which the Series X convertible preferred stock is convertible exceeded the allocated purchase price of the Series X convertible preferred stock by $5.6 million on the date of issuance, as such the Company recorded a deemed dividend. The Company recognized the resulting beneficial conversion feature as a deemed dividend equal to the number of shares of Series X convertible preferred stock sold on February 16, 2017 multiplied by the difference between the fair value of the common stock and the Series X convertible preferred stock effective conversion price per share on that date. The dividend was reflected as a one-time, non-cash, deemed dividend to the holders of Series X convertible preferred stock on the date of issuance, which is the date the stock first became convertible.

ATM Agreements

On November 12, 2015, the Company entered into an At Market Issuance Sales Agreement (the “2015 ATM Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell from time to time at its sole discretion shares of its common stock through Cowen as its sales agent, in an aggregate amount not to exceed $75 million. Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the Company’s common stock or to or through a market maker. Cowen also may sell the shares in privately negotiated transactions, subject to the Company’s prior approval. The Company will pay Cowen a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2015 ATM Agreement. For the three months ended March 31, 2017, the Company sold a total of 110,252 shares of common stock under the ATM Agreement for aggregate gross proceeds of $0.6 million. Total offering costs of $0.2 million were offset against the proceeds upon sale of common stock.

13. Subsequent Events

On April 20, 2017, the Company received notice from Novo Nordisk A/S regarding the termination of its Exclusive License Agreement with the Company (the “License Agreement”) due to strategic and business reasons. The termination of the License Agreement will be effective 90 days from April 20, 2017 in accordance with Section 10.2 of the License Agreement. There was no financial impact resulting from the termination of the License Agreement with Novo Nordisk A/S.

On March 22, 2017, the Company received a notice from the Listing Qualifications Staff of The NASDAQ Stock Market LLC (the “Staff”) that the Company was not in compliance with the $50 million in total assets and total revenue standard for continued listing on the NASDAQ Global Market under NASDAQ’s Listing Rule 5450(b)(3)(A) and that the Company also did not comply with either of the two alternative standards of Listing Rule 5450(b), the equity standard and the market value standard. On May 2, 2017, the Staff informed the Company that, following ten consecutive business days where the market value of the Company’s listed securities were $50 million or greater, the Company was in compliance with the NASDAQ Listing Rule 5450(b)(2)(A) and will continue to be listed on the NASDAQ Global Market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “intend” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the sufficiency of our cash resources, our future operating expenses, our future losses, our future expenditures for research and development, the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our ability to receive potential milestone or royalty payments under collaboration agreements and the timing of receipt of those payments, the timing and adequacy of cost-cutting measures, and our ability to defend against claims that have been made in litigation. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things: our product candidates are still being developed, and we will require substantial funds to continue development which may not be available; we may not realize the expected benefits of our cost-saving initiatives; we may not be successful in entering into out-license agreements for our product candidates; we have received negative results from certain of our clinical trials, and we face uncertain results of other clinical trials of our product candidates; if our therapeutic product candidates do not receive regulatory approval, neither our third-party licensees, our contract manufacturers nor we will be able to manufacture and market them; products or technologies of other companies may render some or all of our product candidates noncompetitive or obsolete; we do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest; we may not obtain orphan drug exclusivity or we may not receive the full benefit of orphan drug exclusivity even if we obtain such exclusivity; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; we and our licensees are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our product candidates and could subject us to significant fines and penalties; and certain of our technologies are in-licensed from third parties, so our capabilities using them are restricted and subject to additional risks. These and other risks, including those related to current economic and financial market conditions, are contained principally in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

XOMA Corporation (“XOMA”), a Delaware corporation, has a long history of discovering and developing innovative therapeutics derived from its unique platform of antibody technologies. We have typically sought to license these therapeutic assets to our licensees who take on the responsibilities of later stage development, approval and commercialization. In addition, we have licensed our antibody technologies on a non-exclusive basis to other companies who desire to access this platform for their own discovery efforts.

In 2016, we dedicated our research and development efforts to advancing our portfolio of product candidates that have the potential to treat a variety of endocrine diseases, including advancing the development of X358 for the treatment of congenital hyperinsulinism (“CHI”) and hypoglycemia in hyperinsulinemic patients post-bariatric surgery (“PBS”). Our strategy has evolved and our current focus is to develop or acquire revenue-generating assets and couple the revenue with a lean corporate infrastructure to create a sustainably profitable business, with the goal to generate meaningful value for our stockholders. Since our business model is based on the objective of out-licensing our assets to other pharmaceutical companies for them to commercialize and market any resultant products, we expect that a significant portion of any future revenue will be based on payments we may receive from our licensees.

Recent Business Developments

Equity Financing

In February 2017, we sold 1,200,000 shares of our common stock and 5,003 shares of Series X convertible preferred stock directly to Biotechnology Value Fund, L.P. and certain of its affiliates (“BVF”) in a registered direct offering, for aggregate net proceeds of $24.9 million. BVF purchased the shares of our common stock at a price of $4.03 per share, the closing stock price on the date of purchase. Each share of Series X convertible preferred stock has a stated value of $4,030 per share and is convertible into 1,000 shares of registered common stock based on a conversion price of $4.03 per share of common stock. The total number of shares of common stock issued upon conversion of all issued Series X convertible preferred stock will be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which is initially set at 19.99% of the total common stock then issued and outstanding immediately following the conversion of such shares.

The fair value of the common stock into which the Series X convertible preferred stock is convertible exceeded the allocated purchase price of the Series X convertible preferred stock by $5.6 million on the date of issuance, as such we recorded a deemed dividend. We recognized the resulting beneficial conversion feature as a deemed dividend equal to the number of shares of Series X convertible preferred stock sold on February 16, 2017 multiplied by the difference between the fair value of the common stock and the Series X convertible preferred stock effective conversion price per share on that date. The dividend was reflected as a one-time, non-cash, deemed dividend to the holders of Series X convertible preferred stock on the date of issuance, which is the date the stock first became convertible.

Hercules Term Loan

On March 21, 2017, we paid off our outstanding principal balance, final payment fee and accrued interest amounts totaling $6.5 million under our loan and security agreement with Hercules Technology Growth Capital, Inc. (“Hercules”).

Servier Loan Amendment

In January 2017, we entered into Amendment No. 3 to the loan agreement with Les Laboratories Servier (“Servier Loan”). Amendment No. 3 extended the maturity date of the portion of the loan equal to €5.0 million due on January 15, 2017 to July 15, 2017. The other terms of the loan remained unchanged.

Asset Purchase Agreement and License Agreement with Nanotherapeutics, Inc.

In February 2017, we executed an Amendment and Restatement to both the asset purchase agreement and license agreement with Nanotherapeutics, Inc. (“Nanotherapeutics”) primarily to (i) remove the obligation to issue 23,008 shares of common stock of Nanotherapeutics under the asset purchase agreement, and (ii) revise the payment schedule related to the timing of the $4.5 million cash payments due to us under the license agreement. Of the $4.5 million, $3.0 million is contingent upon Nanotherapeutics achieving certain specified future operating objectives. In March 2017, we received $150,000, which was recognized as other income in the condensed consolidated statement of comprehensive loss. As the amended Nanotherapeutics license agreement involves extended payment terms, the remaining $1.5 million due in quarterly installments through September 2018 will be recognized as other income as the payments are received.

Termination of Novo Nordisk A/S License Agreement

On April 20, 2017, the Company received notice from Novo Nordisk A/S regarding the termination of its Exclusive License Agreement with the Company (the “License Agreement”) due to strategic and business reasons. The termination of the License Agreement will be effective 90 days from April 20, 2017 in accordance with Section 10.2 of the License Agreement.

Certain Factors Important to Understanding Our Financial Condition and Results of Operations

We have historically specialized in the discovery and development of innovative antibody-based therapeutics. In 2016, we dedicated our research and development efforts to advancing our portfolio of product candidates that have the potential to treat a variety of endocrine diseases, including advancing the development of X358 in congenital hyperinsulinism (“CHI”) and hypoglycemia in hyperinsulinemic patients post-bariatric surgery (“PBS”). We have recently refined our business strategy to prioritize out-licensing of our internally developed product candidates while reducing further internal expenditures for research and development. Our long-term prospects depend upon our ability, and the ability of our partners, to successfully commercialize new therapeutics. Our financial performance is driven by many factors and is subject to the risks set forth in Part II, Item 1A - Risk Factors.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, those related to revenue recognition, research and development expense, contingent warrant liabilities, and stock-based compensation to be critical policies. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2017, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 16, 2017.

Results of Operations

Revenues

Total revenues for the three months ended March 31, 2017 and 2016, were as follows (in thousands):

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
License and collaborative fees	$150	$2,491	$(2,341)
Contract and other	110	1,471	(1,361)
Total revenues	$260	$3,962	$(3,702)

License and Collaborative Fees

License and collaborative fees include fees and milestone payments related to the out-licensing of our product candidates and technologies. The decrease in license and collaborative fee revenue for the three months ended March 31, 2017, as compared to the same period of 2016, was due to a $1.5 million license fee recognized in March 2016, for which there was not a comparable license fee recognized in 2017, and a $0.6 million decrease in revenue related to the collaboration agreement with Servier, which was terminated in March 2016.

Contract and Other Revenues

Contract and other revenues include agreements where we provided contracted research and development services to our contract and collaboration partners, including Servier and NIAID. Contract and other revenues also include royalties. The following table shows the activity in contract and other revenues for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
NIAID	$—	$1,058	$(1,058)
Servier	—	307	$(307)
Royalties and other revenue	110	106	4
Total contract and other revenues	$110	$1,471	$(1,361)

Our revenue from NIAID decreased for the three months ended March 31, 2017 due to the novation of our NIAID contract to Nanotherapeutics in March 2016. The decrease in revenue from Servier for the three months ended March 31, 2017 was due to the discontinuation of the gevokizumab studies under our collaboration agreement with Servier in the third quarter of 2015 and the termination of the collaboration agreement with Servier in March 2016. The royalty revenue for the three months ended March 31, 2017 relates to the amortization of the deferred revenue from the sale of royalty interests in December 2016 under the Acquisition Agreements.

The generation of future revenues related to licenses, milestones, and royalties is dependent on our ability to attract new licensees to our antibody technologies, and the achievement of milestones or product sales by our existing licensees. Due to the termination of our collaboration agreement with Servier and the novation of our contract with NIAID to Nanotherapeutics in March 2016, we do not anticipate significant future contract revenues.

Research and Development Expenses

Research and development expenses were $4.0 million for the three months ended March 31, 2017, compared with $13.6 million for the same period in 2016. The decrease of $9.6 million for the three months ended March 31, 2017, as compared to the same period of 2016, was primarily due to a decrease of $3.5 million in salaries and related expenses, $3.2 million in clinical trial costs, and a decrease of $1.7 million in external manufacturing activities.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $1.0 million in research and development salaries and employee-related expenses for the three months ended March 31, 2017, as compared with $4.5 million for the same period in 2016. The decrease of $3.5 million for the three months ended March 31, 2017 was primarily due to a $2.8 million decrease in salaries and related personnel costs, primarily due to the restructuring activities initiated in December 2016 and the resulting decrease in headcount, and a $0.7 million decrease in stock-based compensation, which is a non-cash expense.

As our strategy has changed, so has our research and development spending activity. For the first three months of 2016, approximately 36% of our research and development expense spending related to collaborative and contract arrangements with Servier and NIAID with the remaining 64% relating to our internal projects; whereas 100% of our research and development spending for the first three months of 2017 related to our internal projects.

For the three months ended March 31, 2017, X358, for which we incurred the largest amount of expenses, accounted for between 70% and 80% of our total research and development expenses and a second program, X213, accounted for between 10% and 20% of our total research and development expenses. Each of our remaining development programs accounted for less than 10% of our total research and development expenses for the three months ended March 31, 2017. For the three months ended March 31, 2016, gevokizumab, X358 and our endocrine research-stage programs each accounted for between 20% and 30% of our total research and development expenses. All remaining development programs accounted for less than 10% of our total research and development expenses for the three months ended March 31, 2016.

We expect our research and development spending during the remainder of 2017 will be reduced as compared with 2016 levels due to our 2016 restructuring activities and further research and development reductions planned for 2017.

General and Administrative Expenses

General and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. General and administrative expenses were $5.2 million for the three months ended March 31, 2017, compared with $4.3 million for the same period in 2016. The increase of $0.9 million for the three months ended March 31, 2017 was due primarily to increases of $0.9 million in consulting services, $0.9 million in allocation of facilities and information technology costs due to a greater proportion of general and administrative personnel after our restructuring activities, and $0.4 million in legal and accounting costs, partially offset by a $1.3 million decrease in salaries and related personnel costs due to fewer employees resulting from our 2016 restructuring activities.

We expect our general and administrative expenses during the remainder of 2017 to be reduced as compared with 2016 levels due to our 2016 and 2017 restructuring activities.

Restructuring Charges

On December 21, 2016, we announced a restructuring of our business based on our decision to focus our efforts on clinical development, with an initial focus on the X358 clinical programs. The restructuring included a reduction-in-force in which we terminated 57 employees, which was implemented in December 2016 (the “2016 Restructuring”). In early 2017, we further revised our strategy to prioritize out-licensing activities and further curtail research and development spending and we expect to eliminate an additional five employees with an effective termination date of June 30, 2017 (the “2017 Restructuring”).

During the three months ended March 31, 2017, we recorded a charge of $1.5 million related to severance, other termination benefits and outplacement services for the 2016 Restructuring and $0.5 million related to the 2017 Restructuring.

Other Income (Expense)

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense is shown below for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
Hercules term loan	$311	$672	$(361)
Servier loan	177	226	(49)
Novartis note	117	97	20
Other	4	7	(3)
Total interest expense	$609	$1,002	$(393)

Interest expense related to the Hercules term loan decreased by $0.4 million during the three months ended March 31, 2017, compared to the same period in 2016 due to the monthly payments of principal starting from July 2016. In addition, we made a special prepayment of $10.0 million under the Hercules term loan in January 2017 and paid off the remaining balance of the debt in March 2017.

We expect interest expense during the remainder of 2017 to decrease as compared with 2016 due to the expected decrease in the principal balance of the Servier loan and the March 2017 payoff of the Hercules loan.

Other Income (Expense), Net

Other income (expense), net primarily consisted of unrealized (losses) gains. The following table shows the activity in other income (expense), net for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
Other income (expense), net
Unrealized foreign exchange losses	$(261)	$(559)	$298
Sublease income	28	226	(198)
Gain on sale of equipment	1,314	—	1,314
Other	248	27	221
Total other income (expense), net	$1,329	$(306)	$1,635

Unrealized foreign exchange losses for the three months ended March 31, 2017 and 2016 primarily relate to the re-measurement of the Servier loan. The gain on sale of equipment of $1.3 million for the three months ended March 31, 2017 is related to the sale of equipment located in one of our leased facilities. Other income includes $150,000 received from Nanotherapeutics pursuant to the amended Nanotherapeutics license agreement.

Revaluation of Contingent Warrant Liabilities

We have issued warrants that contained provisions that were contingent on the occurrence of a change in control, which could conditionally obligate us to repurchase the warrants for cash in an amount equal to their estimated fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, we accounted for the warrants issued as a liability at estimated fair value. In addition, the estimated liability related to the warrants was revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability would be reclassified to stockholders’ equity, or expiration of the warrants.

We revalued the March 2012 warrants at March 31, 2016 and recorded a $4.0 million decrease in the estimated fair value as a gain on the revaluation of contingent warrant liabilities line of our condensed consolidated statement of comprehensive loss for the three months ended March 31, 2016. As of March 31, 2017, all of these warrants had expired unexercised.

We revalued the December 2014 warrants at March 31, 2016 and recorded a $2.9 million decrease in the estimated fair value as a gain on the revaluation of contingent warrant liabilities line of our condensed consolidated statement of comprehensive loss for the three months ended March 31, 2016. As of December 31, 2016, all of these warrants had expired unexercised.

Loss on Extinguishment of Debt

On March 21, 2017, we paid off our outstanding principal balance, final payment fee and accrued interest totaling $6.5 million under our loan and security agreement with Hercules and we were not required to pay the 1% prepayment charge pursuant to the terms of the loan. We recognized a loss on extinguishment of $0.5 million from the payoff of the term loan.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, our working capital and our cash flow activities for each of the periods presented (in thousands):

	March 31,	December 31,
	2017	2016	Change
Cash and cash equivalents	$20,045	$25,742	$(5,697)
Working capital (deficit)	$(593)	$(5,346)	$4,753

	Three Months Ended March 31,
	2017	2016	Change
Net cash used in operating activities	$(14,348)	$(16,286)	$1,938
Net cash provided by (used in) investing activities	813	(31)	844
Net cash provided by (used in) financing activities	7,871	(3,299)	11,170
Effect of exchange rate changes on cash	(33)	2	(35)
Net decrease in cash and cash equivalents	$(5,697)	$(19,614)	$13,917

Cash Used In Operating Activities

The decrease in net cash used in operating activities for the three months ended March 31, 2017, as compared with the same period in 2016, was primarily due to decreased research and development spending related to manufacturing costs and clinical trial costs during the three months ended March 31, 2017 primarily due to the termination of the collaboration agreement with Servier in March 2016 and decreased clinical trial costs associated with the termination of the gevokizumab PG global Phase 3 program in March 2016.

Cash Provided by (Used In) Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2017 of $0.8 million was due to the proceeds from the sale of equipment. Net cash used in investing activities for the same period in 2016 of $31,000 was related to the purchase of equipment.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 of $7.9 million was primarily related to the sale of preferred stock and common stock to BVF for total net proceeds of $24.9 million. This increase was partially offset by the payoff of our outstanding loan with Hercules of $17.5 million.

Net cash used in financing activities for the three months ended March 31, 2016 of $3.3 million was primarily related to the principal payment of the Servier Loan.

Interest Bearing Obligations

Aggregate future principal, final payment fees and discounts of our total interest bearing obligations as of March 31, 2017 are as follows (in thousands):

Nine months ending December 31, 2017	$5,454
Year ending December 31, 2018	7,545
Year ending December 31, 2019	—
Year ending December 31, 2020	15,980
28,979
Less: interest, discount and issuance cost	(2,350)
26,629
Less: interest bearing obligations – current	(12,544)
Interest bearing obligations – non-current	$14,085

See Note 8: Long-Term Debt to the accompanying condensed consolidated financial statements for discussion of our debt obligations.

*        *        *

We have incurred significant operating losses since our inception and have an accumulated deficit of $1.2 billion as of March 31, 2017. Management expects operating losses and negative cash flows to continue for the foreseeable future. As of March 31, 2017, we had cash and cash equivalents of $20.0 million, which is available to fund future operations. Taking into account the repayment of our outstanding debt classified within current liabilities on our condensed consolidated balance sheet as of March 31, 2017, without the receipt of additional funds from license and collaboration agreements or additional equity or debt financing, we will only be able to find our operations and make scheduled loan payments into January 2018. We may not be able to obtain sufficient additional funding by entering into new license agreements, issuing additional equity or debt instruments or any other means, and if we are able to do so, they may not be on satisfactory terms. The analysis used to determine our ability to continue as a going concern does not include cash sources outside of our direct control that we expect to be available to us in within the next twelve months, such as a $10.0 million milestone expected under one of our existing license agreements.

Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including the market demand for our common stock or debt, which itself is subject to a number of pharmaceutical development and business risks and uncertainties, as well as the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. Therefore, we determined there is substantial doubt about our ability to continue as a going concern. Consistent with the actions we have taken in the past, we will take steps intended to enable the continued operation of the business which may include out-licensing or sale of assets and reducing other expenditures that are within our control. These reductions in expenditures may have a material adverse impact on our ability to achieve certain of our planned objectives. Even if we are able to source additional funding, we may be forced to significantly further reduce our operations if our business prospects do not improve. If we are unable to source additional funding, we may be forced to shut down operations altogether.

Changes in Contractual Obligations

Our future contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. There have been no material changes from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. Our market risks related to interest rate sensitivities at March 31, 2017, have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2016 filed with the SEC.

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

Changes in Internal Control

Although we have had substantial reductions in headcount, there have been no changes in our internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Risks Related to our Financial Results and Capital Requirements

We have sustained losses in the past, and we expect to sustain losses in the foreseeable future.

We have a long history of product development, and as a result have experienced significant losses. As of March 31, 2017, we had an accumulated deficit of $1.2 billion.

For the three months ended March 31, 2017 and 2016, we had net losses of $10.7 million and $8.4 million, respectively.

We do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities and debt, and collaboration and licensing arrangements. Our total debt currently exceeds our total cash and cash equivalents. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we continue our development and licensing activities for our product candidates. If our product candidates are not successfully developed or commercialized by our licensees, or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our ability to achieve profitability is dependent in large part on the success of our ability to license our product candidates, and the success of our licensees’ development programs, both of which are uncertain. Our success is also dependent on our licensees obtaining regulatory approval to market our product candidates, which may not materialize or prove to be successful.

Because our product candidates are still being developed, we will require substantial funds to continue; we cannot be certain that funds will be available, and if they are not available, we may be forced to delay, reduce, or eliminate our product development programs or to take actions that could adversely affect an investment in our common stock and we may not be able to continue operations.

We may need to commit substantial funds to continue development of our product candidates, and we may not be able to obtain sufficient funds on acceptable terms, or at all. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. If we raise additional funds through collaboration and licensing arrangements with third parties, we may be required to relinquish some rights to our technologies or our product candidates, grant licenses on terms that are not favorable to us or enter into a collaboration arrangement for a product candidate at an earlier stage of development or for a lesser amount than we might otherwise choose.

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

Based on our cash and cash equivalents of $20.0 million at March 31, 2017 and taking into consideration our anticipated spending levels and schedule debt payments, without the receipt of funds from new license agreements or milestone payments based on development achievements of our licensees, we will be unable to fund our operations through the next 12 months following the issuances of our consolidated financial statements. Based on our current projections, we expect our current cash and cash equivalents will only be sufficient to fund our operations and pay scheduled debt payments into January of 2018. Therefore, we determined there is substantial doubt regarding our ability to continue as a going concern within one year from the date the consolidated financial statements are issued. Our independent registered public accounting firm included in its auditor’s report on our consolidated financial statements for the year ended December 31, 2016, a “going concern” explanatory paragraph, meaning that we have recurring losses from operations and negative cash flows from operations that raise substantial doubt regarding our ability to continue as a going concern. We may not be able to obtain sufficient additional funding through monetizing certain of our existing assets, entering into new license agreements, issuing additional equity or debt instruments or any other means, and if we are able to do so, they may not be on satisfactory terms. Consistent with the actions we have taken in the past, we will take steps intended to enable the continued operation of the business which may include out-licensing or sale of assets and reducing other expenditures that are within our control. These reductions in expenditures may have a material adverse impact on our ability to achieve certain of our planned objectives. Progress or setbacks by potentially competing products also may affect our ability to raise new funding on acceptable terms.

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

We may not realize the expected benefits of our cost-saving initiatives.*

Reducing costs is a key element of our current business strategy. On August 21, 2015, in connection with our efforts to lower operating expenses and preserve capital while continuing to focus on our product pipeline, we implemented a workforce reduction, which led to the termination of 52 employees during the second half of 2015. On December 19, 2016, our Board of Directors approved a restructuring of our business based on the decision to focus our efforts on clinical development, with an initial focus on the X358 clinical programs. The restructuring included a reduction-in-force in which we terminated 57 employees (the “2016 Restructuring”). In early 2017, we further revised our strategy to prioritize out-licensing activities and further curtail research and development spending (the “2017 Restructuring”), and we expect to eliminate five additional employees with an effective termination date of June 30, 2017.

During the three months ended March 31, 2017, we recorded an aggregate restructuring charge of approximately $1.5 million related to severance, other termination benefits and outplacement services in connection with the workforce reduction for the 2016 Restructuring and $0.5 million for the 2017 Restructuring. During the year ended December 31, 2016, we recorded charges of $4.6 million related to severance, other termination benefits and outplacement services in connection with the workforce reduction resulting from the 2016 Restructuring.

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

Based on regulatory restrictions, X358 clinical testing is currently limited to studies in adults in the U.S, and patients 12 and over in continental Europe. We submitted a proposal to the United Kingdom’s Medicines and Healthcare Products Regulatory Agency (“MHRA”) to initiate a multi-dose Phase 2 clinical study of X358 in children two years and older diagnosed with congenital hyperinsulinism (“CHI”). The MHRA approved the protocol in principal, and the study is now in review at the local ethics committees. We anticipate the site to be ready for first dosing in the UK in the second quarter of 2017. We cannot assure you that our proposed protocols for such testing will be approved, or that U.S. and foreign health authorities will not issue a clinical hold with respect to these or any of our other clinical trials in the future.

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

The timing of the commencement, continuation and completion of clinical trials may be subject to significant delays relating to various causes, including failure to complete preclinical testing and earlier-stage clinical trials in a timely manner, engaging contract research organizations and other service providers, scheduling conflicts with participating clinicians and clinical institutions, changes in key personnel at clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria and shortages of available drug supply. In addition, if we license our product candidates to others to fund and conduct clinical trials, we may have limited control over how quickly and efficiently such licenses advance those trials. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the concentration of patients in specialist centers, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. Regardless of the initial size or relative complexity of a clinical trial, the costs of such trial may be higher than expected due to increases in duration or size of the trial, changes in the protocol under which the trial is being conducted, additional or special requirements of one or more of the healthcare centers where the trial is being conducted, or changes in the regulatory requirements applicable to the trial or in the standards or guidelines for approval of the product candidate being tested or for other unforeseen reasons.

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

Administering any of our product candidates may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects that we have observed in preclinical studies for some compounds in a particular research and development program may occur in preclinical studies or clinical trials of other compounds from the same program. Such toxicities or adverse effects could delay or prevent the filing of an IND (or a foreign equivalent) with respect to such product candidates or cause us to cease clinical trials with respect to any drug candidate. In clinical trials, administering any of our product candidates to humans may produce adverse effects. These adverse effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications. The FDA, other regulatory authorities, our development partners or we may suspend or terminate clinical trials at any time. Even if one or more of our product candidates were approved for sale, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA or other regulatory authorities to impose restrictions on, or stop, the further marketing of such drugs. Indications of potential adverse effects or toxicities that may occur in clinical trials and that we believe are not significant during the course of such clinical trials may actually turn out later to constitute serious adverse effects or toxicities when a drug has been used in large populations or for extended periods of time. Any failure or significant delay in completing preclinical studies or clinical trials for our product candidates, or in receiving and maintaining regulatory approval for the sale of any drugs resulting from our product candidates, may severely harm our reputation and business.

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

•

Eiger Biopharmaceuticals is developing exendin (9-39), a glucagon-like peptide 1 (GLP-1) antagonist, for the treatment of hypoglycemic episodes following gastric bypass surgery, as well as for CHI patients. FDA has granted orphan drug designation for exendin (9-39) for the treatment of congenital hyperinsulinenic hypoglycemia and other causes of hyperinsulinemic hypoglycemia in adults and children.

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

We do not know whether there will be, or will continue to be, a viable market for the product candidates in which we have an ownership or royalty interest.

Even if product candidates in which we have an interest receive approval in the future, they may not be accepted in the marketplace. In addition, we or our licensees may experience difficulties in launching new products, many of which are novel and based on technologies that are unfamiliar to the healthcare community. We have no assurance healthcare providers and patients will accept such products, if developed. Similarly, physicians may not accept a product if they believe other products to be more effective or more cost effective or are more comfortable prescribing other products.

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

We do not know whether we or, our licensees will successfully develop and market any of the products that are or may become the subject of any of our licensing arrangements. In addition, third-party arrangements such as ours also increase uncertainties in the related decision-making processes and resulting progress under the arrangements, as we and our licensees may reach different conclusions, or support different paths forward, based on the same information, particularly when large amounts of technical data are involved.

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

These contract manufacturers are required to produce clinical product candidates under current Good Manufacturing Practices (“cGMP”) to meet acceptable standards for use in clinical trials and for commercial sale, as applicable. If such standards change, the ability of contract manufacturers to produce our product candidates on the schedule required for our clinical trials or to meet commercial requirements may be affected. In addition, contract manufacturers may not perform their obligations under their agreements with us or our licensees, or may discontinue their business before the time required by us to successfully produce clinical and commercial supplies of our product candidates.

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

There can be no assurance the market price of our common stock will not decline below its present market price or there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2017, through May 5, 2017, the share price of our common stock has ranged from a high of $8.13 to a low of $3.96. Factors contributing to such volatility include:

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

We received a letter from the Listing Qualifications Staff of The NASDAQ Stock Market LLC (the “Staff”) on March 22, 2017, providing notification that we no longer comply with the $50 million in total assets and total revenue standard for continued listing on The Nasdaq Global Market under NASDAQ’s Listing Rule 5450(b)(3)(A) and that we also do not comply with either of the two alternative standards of Listing Rule 5450(b), the equity standard and the market value standard.

On May 2, 2017, following ten consecutive business days where the market value of our listed securities was $50 million or greater, we regained compliance with NASDAQ Listing Rule 5450(b)(2)(A).

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

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which 5,003 shares of Series X preferred stock were issued and outstanding as of May 5, 2017. Each share of Series X is convertible into 1,000 shares of registered common stock based on a conversion price of $4.03 per share of common stock. The total number of shares of common stock issued upon conversion of all issued Series X convertible preferred stock will be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which is initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. In addition, we are authorized to issue, generally without stockholder approval, up to 277,333,332 shares of common stock, of which 7,585,656 were issued and outstanding as of May 5, 2017. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

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

Companies that file reports with the Securities and Exchange Commission (“SEC”), including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). Section 404 requires management to establish and maintain a system of internal control over financial reporting, and annual reports on Form 10-K filed under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), must contain a report from management assessing the effectiveness of our internal control over financial reporting. Ensuring we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall.

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

Based on an analysis under Section 382 of the Internal Revenue Code (which subjects the amount of pre-change NOLs and certain other pre-change tax attributes that can be utilized to an annual limitation), we experienced ownership changes in 2009 and 2012, which substantially limit the future use of our pre-change NOLs and certain other pre-change tax attributes per year. As of December 31, 2016, we have excluded the NOLs and research and development credits that will expire as a result of the annual limitations. To the extent that we do not utilize our carry-forwards within the applicable statutory carry-forward periods, either because of Section 382 limitations or the lack of sufficient taxable income, the carry-forwards will also expire unused. On February 16, 2017, we completed an equity financing for net proceeds of $24.9 million which have triggered an additional ownership change under Section 382 that could significantly impact the availability of the Company’s tax attributes against future income. We are analyzing the effects of the ownership change triggered by the February 2017 financing.

Risks Related to Employees, Location, Data Integrity, and Litigation

The loss of key personnel, including our Chief Executive Officer or Chief Financial Officer, could delay or prevent achieving our objectives.

Our product development and business efforts could be affected adversely by the loss of one or more key members of our staff, particularly our executive officers: James R. Neal, our Chief Executive Officer; and Thomas Burns, our Senior Vice President, Finance and Chief Financial Officer. We currently do not have key person insurance on any of our employees.

Because we are a small biopharmaceutical company with limited resources, we may not be able to attract and retain qualified personnel.

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. After a series of restructuring activities during 2016 and 2017, we had 18 employees as of May 5 2017, of which 3 are expected to terminate employment on June 30, 2017 as part of our 2016 Restructuring and 5 are expected to terminate employment on June 30, 2017 as part of our 2017 Restructuring actions. We may require additional experienced executive, accounting, research and development, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

XOMA Corporation

Date: May 9, 2017	By:	/s/ JAMES R. NEAL
James R. Neal Chief Executive Officer (principal executive officer) and Director
Date: May 9, 2017	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment of Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	10/18/2016

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-14710	3.1	02/16/2017

3.6	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Form of Series X Preferred Stock Certificate	8-K	000-14710	4.1	02/16/2017

4.4	Form of Warrant (September 2012 Warrants)	8-K	000-14710	4.10	10/03/2012

4.5	Registration rights Agreement dated June 12, 2014, by and among XOMA Corporation, 667, L.P., Baker Brothers Life Sciences, L.P., and 14159. L.P.	8-K	000-14710	4.1	06/12/2014

4.6	Form of Warrant (February 2015 Warrants)	10-Q	000-14710	4.10	05/07/2015

4.7	Form of Warrant (February 2016 Warrant)	10-Q	000-14710	4.9	05/04/2016

4.8	Warrant Agreement, by and between XOMA Corporation and Hercules Technology III, L.P., dated February 27, 2015	10-Q	000-14710	4.9	05/04/2016

10.1	Subscription Agreement, dated February 10, 2017	424(b)(5)	333-201882	Annex A	02/13/2017

10.2	Amendment No. 3, effective January 17, 2017, to the Loan Agreement, effective December 30, 2010, by and among XOMA (US) LLC, Les Laboratoires Servier and Institut de Recherches Servier	10-K	000-14710	10.65	03/16/2017

10.3	Amendment of Section 6.10(a) and (b), dated March 8, 2017, to Royalty Interest Acquisition Agreements dated December 20, 2016, by and between XOMA Corporation and HealthCare Royalty Partners II, L.P.	10-K	000-14710	10.64	03/16/2017

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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