Form 10-Q
period 2017-06-30
XOMA Corp
filed 2017-08-08
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2017
Common Stock, $0.0075 par value	7,598,054

XOMA CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$12,465	$25,742
Trade and other receivables, net	10,631	566
Prepaid expenses and other current assets	334	852
Total current assets	23,430	27,160
Property and equipment, net	234	1,036
Other assets	481	481
Total assets	$24,145	$28,677

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,512	$5,689
Accrued and other liabilities	2,062	4,215
Accrued restructuring costs	1,020	3,594
Deferred revenue – current	1,425	899
Interest bearing obligations – current	13,539	17,855
Accrued interest on interest bearing obligations – current	125	254
Total current liabilities	21,683	32,506
Deferred revenue – non-current	17,255	18,000
Interest bearing obligations – non-current	14,322	25,312
Other liabilities – non-current	—	69
Total liabilities	53,260	75,887

Commitments and Contingencies (Note 10)

Stockholders’ deficit:
Preferred stock, $0.05 par value, 1,000,000 shares authorized, 5,003 and 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 7,593,230 and 6,114,145 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	57	46
Additional paid-in capital	1,174,912	1,146,357
Accumulated deficit	(1,204,084)	(1,193,613)
Total stockholders’ deficit	(29,115)	(47,210)
Total liabilities and stockholders’ deficit	$24,145	$28,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
License and collaborative fees	$10,775	$275	$10,925	$2,766
Contract and other	115	168	225	1,639
Total revenues	10,890	443	11,150	4,405

Operating expenses:
Research and development	2,916	13,703	6,908	27,313
General and administrative	5,203	4,779	10,370	9,084
Restructuring	1,460	(21)	3,480	15
Total operating expenses	9,579	18,461	20,758	36,412

Income (loss) from operations	1,311	(18,018)	(9,608)	(32,007)

Other income (expense):
Interest expense	(297)	(1,007)	(906)	(2,009)
Other income (expense), net	(729)	602	600	296
Revaluation of contingent warrant liabilities	—	3,263	—	10,195
Loss on extinguishment of debt	—	—	(515)	—
Net income (loss)	$285	$(15,160)	$(10,429)	$(23,525)
Basic and diluted net income (loss) available to common stockholders	$172	$(15,160)	$(16,032)	$(23,525)

Basic net income (loss) per share available to common stockholders	$0.02	$(2.52)	$(2.21)	$(3.92)
Diluted net income (loss) per share available to common stockholders	$0.02	$(2.52)	$(2.21)	$(3.92)
Weighted average shares used in computing basic net income (loss) per share available to common stockholders	7,588	6,022	7,240	6,000
Weighted average shares used in computing diluted net income (loss) per share available to common stockholders	7,643	6,022	7,240	6,000

Other comprehensive income (loss):
Net income (loss)	$285	$(15,160)	$(10,429)	$(23,525)
Net unrealized loss on marketable securities	—	(12)	—	(54)
Total comprehensive income (loss)	$285	$(15,172)	$(10,429)	$(23,579)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows used in operating activities:
Net loss	$(10,429)	$(23,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	231	418
Common stock contribution to 401(k)	506	785
Stock-based compensation expense	2,855	4,471
Revaluation of contingent warrant liabilities	—	(10,195)
Amortization of debt issuance costs, debt discount and final payment fee on debt	405	716
Loss on extinguishment of debt	515	—
Gain on sale and disposal of equipment	(1,226)	—
Unrealized loss on foreign currency exchange	1,199	249
Other	57	46
Changes in assets and liabilities:
Trade and other receivables, net	(10,065)	3,110
Prepaid expenses and other current assets	275	881
Accounts payable and accrued liabilities	(4,387)	(2,629)
Accrued restructuring costs	(2,574)	(441)
Accrued interest on interest bearing obligations	102	153
Deferred revenue	(219)	(2,181)
Other liabilities	—	(500)
Net cash used in operating activities	(22,755)	(28,642)

Cash flows from investing activities:
Proceeds from sale of equipment	1,614	45
Purchase of property and equipment	—	(31)
Net cash provided by investing activities	1,614	14

Cash flows from financing activities:
Proceeds from issuance of common and preferred stock, net of issuance costs	25,472	45
Principal payments ─ debt	(16,380)	(3,271)
Payment of final fee related to loan extinguishment	(1,150)	—
Principal payments ─ capital lease	(51)	(57)
Net cash provided by (used in) financing activities	7,891	(3,283)

Effect of exchange rate changes on cash	(27)	(2)

Net decrease in cash and cash equivalents	(13,277)	(31,913)
Cash and cash equivalents at the beginning of the period	25,742	65,767
Cash and cash equivalents at the end of the period	$12,465	$33,854

Supplemental cash flow information:
Cash paid for interest	$396	$1,127
Non-cash investing and financing activities:
Interest added to principal balance on long-term debt	$236	$194

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

Going Concern

The Company has incurred operating losses since its inception resulting in an accumulated deficit of $1.2 billion and has working capital of $1.7 million and $27.9 million in total outstanding debt at June 30, 2017. Management expects to incur operating losses and negative cash flows for the foreseeable future and, as a result, the Company will require additional capital to fund its operations and execute its business plan. As of June 30, 2017, the Company had $12.5 million in cash and cash equivalents, which is available to fund future operations. In the second quarter of 2017, Novartis International Pharmaceutical Ltd. (“Novartis”) achieved a clinical development milestone pursuant to a license agreement and, as a result, the Company earned a $10.0 million milestone payment which was reported as a trade receivable in the condensed consolidated balance sheet as of June 30, 2017 (see Note 4). Taking into account the receipt of this $10.0 million milestone payment, and consummation of the agreement in principle with Les Laboratories Servier (“Servier”) (see Note 13), without the receipt of additional funds from license agreements or additional equity or debt financing, the Company will only be able to fund its operations and make scheduled loan payments into August 2018. Therefore, the Company determined there is substantial doubt about its ability to continue as a going concern.

The Company may not be able to obtain sufficient additional funding through monetizing certain of its existing assets, entering into new license agreements, issuing additional equity or debt instruments or any other means, and if it is able to do so, they may not be on satisfactory terms. The Company’s ability to raise additional capital in the equity and debt markets, should the Company choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for the Company’s common stock, which itself is subject to a number of pharmaceutical development and business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company. Consistent with the actions the Company has taken in the past, including the restructuring in December 2016 and February 2017, it will take steps intended to enable the continued operation of the business which may include out-licensing of assets and reducing other expenditures that are within the Company’s control. These reductions in expenditures may have a material adverse impact on the Company’s ability to achieve certain of its planned objectives. Even if the Company is able to source additional funding, it may be forced to further reduce its operations if its business prospects do not improve. If the Company is unable to source additional funding, it may be forced to shut down operations altogether. These condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, debt amendments, research and development expense, long-lived assets, restructuring liabilities, legal contingencies, and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates, such as the Company’s accrual for clinical trial expenses. Under the Company’s contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), the Company billed NIAID using NIH’s provisional rates and thus is subject to future audits at the discretion of NIAID’s contracting office. These audits can result in an adjustment to revenue previously reported which potentially could be significant. In March 2016, the Company effected the novation of its remaining active contract with NIAID to Nanotherapeutics, Inc. (“Nanotherapeutics”) (see Note 6). The billings made prior to the effective date of the novation of such contract are still subject to future audits, which may result in significant adjustments to reported revenues. The Company’s accrual for clinical trials is based on estimates of the services received and efforts expended under contracts with clinical trial centers and clinical research organizations.

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

Sale of Future Revenue Streams

 The Company has sold its rights to receive certain milestones and royalties on product sales. In the circumstance where the Company has sold its rights to future milestones and royalties under a license agreement and also maintains limited continuing involvement in the arrangement (but not significant continuing involvement in the generation of the cash flows that are due to the purchaser), the Company defers recognition of the proceeds it receives for the sale of milestone or royalty streams and recognizes such deferred revenue as contract and other revenue over the life of the underlying license agreement. The Company recognizes this revenue under the "units-of-revenue" method. Under this method, amortization for a reporting period is calculated by computing a ratio of the proceeds received from the purchaser to the total payments expected to be made to the purchaser over the term of the agreement, and then applying that ratio to the period’s cash payment.

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

The Company records compensation expense for service-based awards over the vesting period of the award on a straight-line basis. For awards with performance-based conditions, the Company records the expense over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based condition is probable based on the expected satisfaction of the performance conditions as of the reporting date. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.

The valuation of restricted stock units (“RSUs”) is determined at the date of grant using the Company’s closing stock price.

In January 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”). ASU 2016-09 is aimed at the simplification of several aspects of the accounting for employee share-based payment transactions, including accounting for forfeitures, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Pursuant to the adoption of ASU 2016-09, the Company has made an election to record forfeitures when they occur. Previously, stock-based compensation was based on the number of awards expected to vest after considering estimated forfeitures. The change in accounting principle with regards to forfeitures was adopted using a modified retrospective approach, and no prior periods were restated as a result of this change in accounting principle. The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

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

Warrants

The Company has issued warrants to purchase shares of its common stock in connection with financing activities. The Company accounted for some of these warrants as a liability at fair value and others as equity at fair value. The fair value of the outstanding warrants was estimated using the Black-Scholes Model. The Black-Scholes Model required inputs such as the expected term of the warrants, expected volatility and risk-free interest rate. These inputs were subjective and required significant analysis and judgment to develop. For the estimate of the expected term, the Company used the full remaining contractual term of the warrant. The Company determined the expected volatility assumption in the Black-Scholes Model based on historical stock price volatility observed on the Company’s underlying stock. The assumptions associated with contingent warrant liabilities were reviewed each reporting period and changes in the estimated fair value of these contingent warrant liabilities were recognized in revaluation of contingent warrant liabilities within the consolidated statements of comprehensive income (loss).

Net Income (Loss) per Share Available to Common Stockholders

Basic net income (loss) per share available to common stockholders is based on the weighted average number of shares of common stock outstanding during the period. Net income (loss) available to common stockholders consists of net income (loss), as adjusted for the convertible preferred stock deemed dividends related to the beneficial conversion feature on this instrument at issuance. During periods of income, the Company allocates participating securities a proportional share of net income, after deduction of any deemed dividends on preferred stock, determined by dividing total weighted average participating securities by the sum of the total weighted average number of common stock and participating securities (the “two-class method”). The Company’s convertible preferred stock participates in any dividends declared by the Company on its common stock and are therefore considered to be participating securities. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. Diluted net income (loss) per share available to common stockholders is based on the weighted average number of shares outstanding during the period, adjusted to include the assumed conversion of preferred stock, certain stock options, RSUs, and warrants for common stock. The calculation of diluted income (loss) per share available to common stockholders requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to earnings (loss) per share available to common stockholders for the period, adjustments to net income (loss) used in the calculation are required to remove the change in fair value of the warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

Concentration of Risk

Cash equivalents and receivables are financial instruments, which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents, such as money market funds. The Company has not encountered any such liquidity issues during 2017.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three months ended June 30, 2017, one customer represented 92% of total revenues. For the six months ended June 30, 2017, one customer represented 90% of total revenues. For the three months ended June 30, 2016, two customers represented 56% and 15% of total revenues, respectively. For the six months ended June 30, 2016, three customers represented 34%, 25% and 21% of total revenues, respectively. As of June 30, 2017, one customer represented 95% of the trade receivables balance. As of December 31, 2016, one customer represented 85% of the trade receivables balance.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in ASC 605, Revenue Recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued an accounting update to defer the effective date by one year for public entities such that it is now applicable for annual and interim periods beginning after December 15, 2017. ASC 606 also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company is required to adopt the standard on January 1, 2018. To date, the Company has primarily derived its revenues from various license and collaboration arrangements and sale of future royalties. The consideration the Company is eligible to receive under these agreements includes upfront payments, milestone payments and royalties. Each of the Company’s agreements has unique terms that will need to be evaluated separately under ASC 606. The Company is currently assessing its active license and collaboration agreements and sale of future royalty arrangements. The Company is still assessing the impact of the new guidance on its consolidated financial statements, as well as evaluating the disclosure requirements under the new standard. The Company expects to adopt the new standard using the modified retrospective method. While the Company has not completed an assessment of the impact of adoption, the adoption of ASC 606 may have a material effect on its consolidated financial statements.

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

3. Condensed Consolidated Financial Statements Detail

Cash and Cash Equivalents

As of June 30, 2017, cash and cash equivalents consisted of demand deposits of $2.6 million and money market funds of $9.9 million with maturities of less than 90 days at the date of purchase. As of December 31, 2016, cash and cash equivalents consisted of demand deposits of $21.5 million and money market funds of $4.2 million with maturities of less than 90 days at the date of purchase.

Trade and Other Receivables, net

Trade receivables are stated at their net realizable value. Specific allowances are recorded for doubtful accounts or based on other available information. The Company reviews its exposure to accounts receivable, including the requirement for allowances based on management’s judgment. The Company has not historically experienced any significant losses.

Trade and other receivables consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Trade receivables, net	$10,546	$474
Other receivables	85	92
Trade and other receivables, net	$10,631	$566

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Equipment and furniture	$1,921	$14,023
Leasehold improvements	334	554
	2,255	14,577
Less: Accumulated depreciation and amortization	(2,021)	(13,541)
Property and equipment, net	$234	$1,036

During the six months ended June 30, 2017, the Company completed the sale of equipment and disposal of certain equipment located in one of its leased facilities for total proceeds of $1.6 million. The total carrying value of the equipment sold and disposed of was $0.4 million. Accordingly, the Company recorded a loss of $88,000 and gain of $1.2 million on the sale and disposal of equipment in the other income (expense), net line of the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2017, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued payroll and other benefits	$138	$1,582
Accrued clinical trial costs	389	743
Accrued incentive compensation	134	—
Accrued legal and accounting fees	641	385
Other	760	1,505
Total	$2,062	$4,215

Net Income (Loss) Per Share Available to Common Stockholders

The following is a reconciliation of the numerator (net income or loss) and the denominator (number of shares) used in the calculation of basic and diluted net income (loss) per share available to common stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator
Net income (loss)	$285	$(15,160)	$(10,429)	$(23,525)
Less: Deemed dividend on convertible preferred stock	—	—	(5,603)	—
Less: Allocation of undistributed earnings to participating securities	(113)	—	—	—
Net income (loss) available to common stockholders, basic and diluted	$172	$(15,160)	$(16,032)	$(23,525)
Denominator
Weighted average shares outstanding used for basic net income (loss) per share available to common stockholders	7,588	6,022	7,240	6,000
Effect of dilutive stock options	55	—	—	—
Weighted average shares outstanding used for diluted net income (loss) per share available to common stockholders	7,643	6,022	7,240	6,000

Potentially dilutive securities are excluded from the calculation of diluted net income (loss) per share available to common stockholders if their inclusion is anti-dilutive. The following table shows the weighted-average outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share available to common stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Convertible preferred stock (as converted)	—	—	3,732	—
Common stock options and RSUs	1,138	554	1,391	544
Warrants for common stock	19	917	19	914
Total	1,157	1,471	5,142	1,458

4. Collaborative, Licensing and Other Arrangements

Novartis

On September 30, 2015 (the “Effective Date”), the Company and Novartis entered into a license agreement (the “License Agreement”) under which the Company granted Novartis an exclusive, world-wide, royalty-bearing license to the Company’s anti-transforming growth factor beta (TGFβ) antibody program (the “anti-TGFβ Program”). Under the terms of the License Agreement, Novartis has worldwide rights to the anti-TGFβ Program and is responsible for the development and commercialization of antibodies and products containing antibodies arising from the anti-TGFβ Program. Within 90 days of the Effective Date, the Company completed the transfer of certain proprietary know-how, materials and inventory relating to the anti-TGFβ Program to Novartis.

Under the License Agreement, the Company received a $37.0 million upfront fee. The Company is also eligible to receive up to a total of $480.0 million in development, regulatory and commercial milestones. Any such payments will be treated as contingent consideration and recognized as revenue when they are achieved, as the Company has no performance obligations under the License Agreement beyond the initial 90-day period. During the three months ended June 30, 2017, Novartis achieved a clinical development milestone pursuant to the License Agreement and, as a result, the Company earned a $10.0 million milestone payment which was recognized as license and collaborative fees in the condensed consolidated statement of comprehensive income (loss). The $10.0 million was recorded as a trade receivable in the condensed consolidated balance sheet as of June 30, 2017, and payment of such receivable was received in July 2017.

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

There was no revenue recognized from this Collaboration Agreement for the three months ended June 30, 2017 and 2016. For the six months ended June 30, 2017 and 2016, the Company recorded revenue of zero and $0.3 million, respectively, from this Collaboration Agreement.

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

In March 2016, the Company effected a novation of the NIAID Contract to Nanotherapeutics. The novation was effected upon obtaining government approval to transfer the NIAID Contract to Nanotherapeutics pursuant to the asset purchase agreement executed in November 2015 (see Note 6). The Company recognized revenue of zero and $25,000 under this contract for the three months ended June 30, 2017 and 2016, respectively. The Company recognized revenue of zero and $1.1 million under this contract for the six months ended June 30, 2017 and 2016, respectively.

Sale of Future Revenue Streams

On December 21, 2016, the Company entered into two Royalty Interest Acquisition Agreements (together, the “Acquisition Agreements”) with HealthCare Royalty Partners II, L.P. (“HCRP”). Under the first Acquisition Agreement, the Company sold its right to receive milestone payments and royalties on future sales of products subject to a License Agreement, dated August 18, 2005, between XOMA and Wyeth Pharmaceuticals (subsequently acquired by Pfizer, Inc. (“Pfizer”)) for an upfront cash payment of $6.5 million, plus potential additional payments totaling $4.0 million in the event three specified net sales milestones are met in 2017, 2018 and 2019. Under the second Acquisition Agreement, the Company sold all rights to royalties under an Amended and Restated License Agreement dated October 27, 2006 between XOMA and Dyax Corp. for a cash payment of $11.5 million.

The Company classified the proceeds received from HCRP as deferred revenue, to be recognized as contract and other revenue over the life of the license agreements because of the Company's limited continuing involvement in the Acquisition Agreements. Such limited continuing involvement is related to the Company’s undertaking to cooperate with HCRP in the event of litigation or a dispute related to the license agreements. Because the transaction was structured as a non-cancellable sale, the Company does not have significant continuing involvement in the generation of the cash flows due to HCRP and there are no guaranteed rates of return to HCRP, the Company recorded the total proceeds of $18.0 million as deferred revenue. The Company allocated the total proceeds between the two Acquisition Agreements based on the relative fair value of expected payments to be made to HCRP under the license agreements. The deferred revenue is being recognized as contract and other revenue over the life of the underlying license agreements under the "units-of-revenue" method. Under this method, amortization for a reporting period is calculated by computing a ratio of the allocated proceeds received from HCRP to the payments expected to be made by the licensees to HCRP over the term of the Acquisition Agreements, and then applying that ratio to the period’s cash payment. The Company recognized $0.1 million and $0.2 million as contract and other revenue under these arrangements during the three months and six months ended June 30, 2017, respectively. As of June 30, 2017, the current and non-current portion of the remaining deferred revenue was $0.5 million and $17.3 million, respectively. As of December 31, 2016, the Company classified the $18.0 million as non-current deferred revenue.

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at June 30, 2017 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$9,874	$—	$—	$9,874

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$4,161	$—	$—	$4,161

(1)	Included in cash and cash equivalents

During the six-month period ended June 30, 2017, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The estimated fair value of the Company’s outstanding interest-bearing obligations is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at June 30, 2017, and December 31, 2016, are as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Hercules term loan	$—	$—	$16,850	$16,453
Novartis note	14,322	14,088	14,086	13,836
Servier loan	13,539	13,590	12,231	12,242
Total	$27,861	$27,678	$43,167	$42,531

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

In February 2017, the Company executed an Amendment and Restatement to both the asset purchase agreement and Nanotherapeutics License Agreement primarily to (i) remove Nanotherapeutics’ obligation to issue 23,008 shares to the Company of its common stock under the asset purchase agreement, and (ii) revise the payment schedule related to the timing of the $4.5 million cash payments due to the Company under the Nanotherapeutics License Agreement. Of the $4.5 million, $3.0 million is contingent upon Nanotherapeutics achieving certain specified future operating objectives. As of June 30, 2017, based on the payment terms pursuant to the amended Nanotherapeutics License Agreement, the Company was entitled to receive $1.6 million. Of the $1.6 million, the Company received $0.3 million and $0.4 million during the three and six months ended June 30, 2017, respectively, which was recognized as other income in the condensed consolidated statements of comprehensive income (loss). As the amended Nanotherapeutics License Agreement involves extended payment terms, the remaining $1.2 million, due in quarterly installments through September 2018, will be recognized as other income as the payments are received.

7. Restructuring Charges

On December 19, 2016, the Board of Directors approved a restructuring of the Company’s business based on its decision to focus the Company’s efforts on clinical development, with an initial focus on the X358 clinical programs. The restructuring included a reduction-in-force in which the Company terminated 57 employees (the “2016 Restructuring”). In addition, effective December 21, 2016, the Company’s Chief Executive Officer retired from his position. In early 2017, the Company further revised its strategy to prioritize out-licensing activities and further curtail research and development spending (the “2017 Restructuring”), and the Company terminated five additional employees.

During the three and six months ended June 30, 2017, the Company recorded charges of $1.5 million and $3.5 million related to severance, other termination benefits and outplacement services in connection with the workforce reductions resulting from the 2017 Restructuring and 2016 Restructuring activities. In the second quarter of 2017, the Company paid a total of $6.1 million associated with the 2017 Restructuring and 2016 Restructuring activities. Of the remaining accrued restructuring of $1.0 million, the Company expects to pay $0.9 million in the remainder of 2017 and the remaining $0.1 million related to executive severance will continue to be paid through March 2018.

The following table summarizes the accrued restructuring costs on the condensed consolidated balance sheet as of June 30, 2017 (in thousands):

Employee Severance
and Other Benefits
Balance at December 31, 2016	$3,594
Restructuring charges	3,480
Cash payments	(6,054)
Balance at June 30, 2017	$1,020

8. Long-Term Debt

Novartis Note

In May 2005, the Company executed a secured note agreement (the “Note Agreement”) with Novartis AG (“Novartis AG”), which was due and payable in full in June 2015. Under the Note Agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis AG, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrued at six-month LIBOR plus 2%, which was equal to 3.44% at June 30, 2017 and is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments could be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount did not exceed $50.0 million. The Company made this election for all interest payments. Loans under the Note Agreement were secured by the Company’s interest in its collaboration with Novartis AG, including any payments owed to it thereunder. Pursuant to the terms of the arrangement as restructured in November 2008, the Company did not make any additional borrowings under the Novartis AG note.

In June 2015, the Company and Novartis Vaccines and Diagnostics, Inc. (“NVDI”) agreed to extend the maturity date of the Note Agreement from June 21, 2015, to September 30, 2015 (the “June 2015 Extension Letter”). On September 30, 2015, concurrent with the execution of a license agreement with Novartis, XOMA and NVDI executed an amendment to the June 2015 Extension Letter (the “Secured Note Amendment”) under which the parties further extended the maturity date of the June 2015 Extension Letter from September 30, 2015 to September 30, 2020, and eliminated the mandatory prepayment previously required to be made with certain proceeds of pre-tax profits and royalties. In addition, upon achievement of a specified development and regulatory milestone, the then-outstanding principal amount of the Note Agreement will be reduced by $7.3 million rather than the Company receiving such amount as a cash payment. All other terms of the original Note Agreement remain unchanged.

As of June 30, 2017 and December 31, 2016, the outstanding principal balance under the Secured Note Amendment was $14.3 million and $14.1 million, respectively, and was included in interest bearing obligations – non-current in the accompanying consolidated balance sheets.

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

On January 9, 2015, Servier and the Company entered into Amendment No. 2 (the “Loan Amendment”) to the Servier Loan Agreement initially entered into on December 30, 2010 and subsequently amended by a Consent, Transfer, Assumption and Amendment Agreement entered into as of August 12, 2013. The Loan Amendment extended the maturity date of the loan from January 13, 2016 to three tranches of principal to be repaid as follows: €3.0 million on January 15, 2016, €5.0 million on January 15, 2017, and €7.0 million on January 15, 2018. All other terms of the Servier Loan Agreement remained unchanged. The loan will be immediately due and payable upon certain customary events of default. In January 2016, the Company made payments of €3.0 million in principal and €0.2 million in accrued interest to Servier.

In January 2017, the Company entered into Amendment No. 3 to the Servier Loan Agreement (the “Amendment No. 3”). The Amendment No. 3 extended the maturity date of the portion of the loan equal to €5.0 million due on January 15, 2017 to July 15, 2017. The other terms of the Servier Loan Agreement remained unchanged. The Company determined that Amendment No. 3 resulted in a debt modification. As a result, the loan will continue to be accounted for using the effective interest method, with a new effective interest rate based on revised cash flows calculated on a prospective basis upon the execution of the Amendment No. 3.

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

The loan discount was amortized to interest expense under the effective interest method over the remaining life of the loan. The loan discount balance at the time of the Loan Amendment was $1.9 million, which was being amortized over the remaining term of the Loan Amendment. The loan discount balance at the time of Amendment No. 3 was $0.4 million, which is being amortized over the remaining term of the loan. The Company recorded non-cash interest expense resulting from the amortization of the loan discount of $0.1 million and $0.2 million, for the three months ended June 30, 2017 and 2016, respectively. The Company recorded non-cash interest expense resulting from the amortization of the loan discount of $0.2 million and $0.3 million, for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and December 31, 2016, the net carrying value of the loan was $13.5 million and $12.2 million, respectively. For the three and six months ended June 30, 2017, the Company recorded unrealized foreign exchange gains of $14,000 and $20,000, respectively, related to the re-measurement of the loan discount. For the three and six months ended June 30, 2016, the Company recorded unrealized foreign exchange loss of $17,000 and an unrealized foreign exchange gain of $20,000, respectively, related to the re-measurement of the loan discount.

The outstanding principal balance under this loan was $13.7 million and $12.6 million, using a euro to US dollar exchange rate of 1.142 and 1.052, as of June 30, 2017 and December 31, 2016, respectively. The Company recorded unrealized foreign exchange losses of $0.9 million and $1.1 million for the three and six months ended June 30, 2017, respectively, related to the re-measurement of the loan.  The Company recorded an unrealized foreign exchange gain of $0.3 million and an unrealized foreign exchange loss of $0.2 million for the three and six months ended June 30, 2016, respectively, related to the re-measurement of the loan.

Hercules Term Loan

On February 27, 2015, the Company and Hercules Technology Growth Capital, Inc. (“Hercules”) entered into a Loan and Security Agreement (the “Hercules Term Loan”). The Hercules Term Loan had a variable interest rate that was the greater of either (i) 9.40% plus the prime rate as reported from time to time in The Wall Street Journal minus 7.25%, or (ii) 9.40%. The payments under the Hercules Term Loan were interest only until June 1, 2016. The interest-only period was followed by equal monthly payments of principal and interest amortized over a 30-month schedule through the scheduled maturity date of September 1, 2018. As security for its obligations under the Hercules Term Loan, the Company granted a security interest in substantially all of its existing and after-acquired assets, excluding its intellectual property assets.

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

The Company incurred debt issuance costs of $0.5 million in connection with the Hercules Term Loan. The Company was required to pay a final payment fee equal to $1.2 million on the maturity date, or such earlier date as the term loan was paid in full. The debt issuance costs and final payment fee were being amortized and accreted, respectively, to interest expense over the term of the loan using the effective interest method. The Company recorded non-cash interest expense resulting from the amortization of the debt issuance costs and accretion of the final payment of zero and $0.2 million for the three and six months ended June 30, 2017, respectively. The Company recorded non-cash interest expense resulting from the amortization of the debt issuance costs and accretion of the final payment of $0.2 million and $0.3 million for the three and six months ended June 30, 2016, respectively.

As of December 31, 2016, the outstanding principal balance of the Hercules Term Loan was $17.5 million, and the net carrying value was $16.9 million.

On March 21, 2017, the Hercules Term Loan was paid in full and the Company was not required to pay the 1% prepayment charge due pursuant to the terms of the loan. A loss on extinguishment of $0.5 million from the payoff of the Hercules Term Loan was recognized in the condensed consolidated statement of comprehensive income (loss) during the three months ended March 31, 2017.

In connection with the Hercules Term Loan, the Company issued unregistered warrants that entitle Hercules to purchase up to an aggregate of 9,063 unregistered shares of XOMA common stock at an exercise price equal to $66.20 per share. These warrants were exercisable immediately and have a five-year term expiring in February 2020. The Company allocated the aggregate proceeds of the Hercules Term Loan between the warrants and the debt obligation. The estimated fair value of the warrants issued to Hercules of $0.5 million was determined using the Black-Scholes Model and was recorded as a discount to the debt obligation. The debt discount was being amortized over the term of the loan using the effective interest method. The warrants are classified in stockholders’ deficit on the condensed consolidated balance sheets. As of June 30, 2017, all of these warrants were outstanding.

Payments of Interest Bearing Obligations

Aggregate future principal and discounts of the Company’s total interest bearing obligations as of June 30, 2017, are as follows (in thousands):

Six months ending December 31, 2017	$5,832
Year ending December 31, 2018	8,068
Year ending December 31, 2019	—
Year ending December 31, 2020	16,044
29,944
Less: interest, discount and issuance cost	(2,083)
27,861
Less: interest bearing obligations – current	(13,539)
Interest bearing obligations – non-current	$14,322

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense in the condensed consolidated statements of comprehensive income (loss) relates to the following debt instruments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Hercules term loan	$—	$679	$311	$1,351
Servier loan	178	225	355	451
Novartis note	119	98	236	195
Other	—	5	4	12
Total interest expense	$297	$1,007	$906	$2,009

9. Common Stock Warrants

As of June 30, 2017 and December 31, 2016, the following common stock warrants were outstanding:

Issuance Date	Expiration Date	Balance Sheet Classification	Exercise Price per Share	June 30, 2017	December 31, 2016
March 2012	March 2017	Contingent warrant liability	$35.20	—	479,277
September 2012	September 2017	Stockholders' deficit	$70.80	1,967	1,967
February 2015	February 2020	Stockholders' deficit	$66.20	9,063	9,063
February 2016	February 2021	Stockholders' deficit	$15.40	8,249	8,249
				19,279	498,556

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

Legal Proceedings

On July 24, 2015, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Markette v. XOMA Corp., et al. (Case No. 3:15-cv-3425) against the Company, its Chief Executive Officer and its Chief Medical Officer. The complaint asserts that all defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5, by making materially false or misleading statements regarding the Company’s EYEGUARD-B study between November 6, 2014 and July 21, 2015. The plaintiff also alleges that Messrs. Varian and Rubin violated Section 20(a) of the Exchange Act. The plaintiff seeks class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On May 13, 2016, the Court appointed a lead plaintiff and lead counsel. The lead plaintiff filed an amended complaint on July 8, 2016 asserting the same claims and adding a former director as a defendant. On September 2, 2016, the defendants filed a motion to dismiss with prejudice the amended complaint. The plaintiff filed his opposition to the motion to dismiss on October 7, 2016. The defendants filed a reply on October 21, 2016. The judge in the case has advised that he will rule on the motion based on those pleadings, but has not yet issued a ruling. On May 26, 2017, the judge ordered supplemental briefing on the motion to dismiss based on a recent decision issued in the United States Court of Appeals for the Ninth Circuit, City of Dearborn Heights Act 345 Police & Retirement Sys. v. Align Tech., Inc., 2017 WL 1753276 (9th Cir. May 5, 2017).  The parties filed supplemental briefs on June 9, 2017. Based on a review of allegations, the defendants believe that the plaintiff’s allegations are without merit, and intend to vigorously defend against the claims. Currently, the Company does not believe that the outcome of this matter will have a material adverse effect on its business or financial condition. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

On October 1, 2015, a stockholder purporting to act on the behalf of the Company, filed a derivative lawsuit in the Superior Court of California for the County of Alameda, purportedly asserting claims on behalf of the Company against certain of its officers and the members of Board of Directors of the Company, captioned Silva v. Scannon, et al. (Case No. RG15787990). The lawsuit asserts claims for breach of fiduciary duty, corporate waste and unjust enrichment based on the dissemination of allegedly false and misleading statements related to the Company’s EYEGUARD-B study. The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to the Company’s corporate governance and internal procedures. This action is currently stayed pending further developments in the securities class action. Management believes that the allegations have no merit and intends to vigorously defend against the claims. Currently, the Company does not believe that the outcome of this matter will have a material adverse effect on its business or financial condition. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

On November 16 and November 25, 2015, two derivative lawsuits were filed purportedly on the Company’s behalf in the United States District Court for the Northern District of California, captioned Fieser v. Van Ness, et al. (Case No. 4:15-CV-05236-HSG) and Csoka v. Varian, et al. (Case No. 3:15-cv-05429-SI), against certain of the Company’s officers and members of its Board of Directors. The lawsuits assert claims for breach of fiduciary duty and other violations of law based on the dissemination of allegedly false and misleading statements related to the Company’s EYEGUARD-B study. Plaintiffs seek unspecified monetary damages and other relief including reforms and improvements to the Company’s corporate governance and internal procedures. Both actions are currently stayed pending further developments in the securities class action. Management believes the allegations have no merit and intends to vigorously defend against the claims. Currently, the Company does not believe that the outcome of this matter will have a material adverse effect on its business or financial condition. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

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

In February 2017, the Compensation Committee and the Board of Directors adopted, and in May 2017, the Company’s stockholders approved, an amendment to the Company’s Amended and Restated 2010 Long Term Incentive and Stock Award Plan (the “Long Term Incentive Plan”). The amendment (a) increases the number of shares of common stock issuable over the term of the plan by an additional 1,470,502 to 2,579,062 shares in the aggregate; (b) increases the number of shares of common stock issuable under the plan as incentive stock options by an additional 2,004,087 to 2,579,062 shares; (c) increases the per person award limits for purposes of compliance with Section 162(m) of the Internal Revenue Code to 2,000,000 shares for options and stock appreciation rights and to 2,000,000 shares for other types of stock awards; and (d) for purposes of Section 162(m) (i) confirms existing performance criteria upon which performance goals may be based with respect to performance awards under the Long Term Incentive Plan, and (ii) confirms existing means of adjustment when calculating the attainment of performance goals for performance awards granted under the Long Term Incentive Plan.

In February 2017, the Compensation Committee and the Board of Directors adopted, and in May 2017, the Company’s stockholders approved, an amendment to the Company’s 2015 ESPP. The amendment (a) increases by 250,000 the shares of common stock (from 15,000 shares to a total of 265,000 shares) available for issuance under the 2015 ESPP; and (b) increases the maximum number of shares of common stock an employee may purchase in any offering period to 2,500.

Stock Options

In February 2017, the Board of Directors approved a grant of 1,018,000 stock options to members of the Board of Directors, executives, and non-executive employees, subject to approval by the Company’s stockholders of an increase in the available shares under the Long Term Incentive Plan at the 2017 Annual Meeting of Stockholders. In May 2017, the shareholders approved the increase in the number of shares available for issuance under the Company’s Long Term Incentive Plan and 998,000 stock options were issued upon approval. As such, the stock options approved for grant in February 2017 were not deemed granted for accounting purposes until May 2017. The stock options granted to the non-employee board members and non-executive employees vest monthly over three years from the grant date. The stock options granted to the executives contain a combination of time-based and corporate performance-based vesting conditions. Stock-based compensation expense associated with the corporate performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. As of June 30, 2017, the achievement of certain corporate-based milestones was deemed probable and therefore the related expense is being recognized over the remaining service period. During the three months ended June 30, 2017, the Company recognized stock-based compensation expense of $0.2 million, related to stock options with performance-based vesting criteria.

The stock options generally vest monthly over four years for employees and one year for directors. Stock options held by employees who qualify for retirement age (defined as employees that are a minimum of 55 years of age and the sum of their age plus years of full-time employment with the Company exceeds 70 years) vest on the earlier of scheduled vest date or the date of retirement. The fair value of the stock options granted during the three and six months ended June 30, 2017 and 2016, was estimated based on the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Dividend yield	0%	0%	0%	0%
Expected volatility	100%	107%	100%	107%
Risk-free interest rate	1.78%	1.01%	1.78%	1.18%
Expected term	5.6 years	5.6 years	5.6 years	5.6 years

Stock option activity for the six months ended June 30, 2017, was as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	568,292	$77.70
Granted	1,023,222	4.06
Forfeited, expired or cancelled	(171,826)	43.07
Outstanding at June 30, 2017	1,419,688	$28.82	8.45	$3,017
Exercisable at June 30, 2017	367,515	$97.24	5.19	$203

Of the stock options outstanding as of June 30, 2017, 412,500 were granted subject to performance objectives tied to the achievement of corporate goals set by the Compensation Committee of the Company’s Board of Directors and will vest in full or part based on achievement of such goals. As of June 30, 2017, the Company did not consider achievement of certain of the performance objectives to be probable and therefore the Company did not include any stock-based compensation expense for those stock options. As of June 30, 2017, the grant date fair value of awards outstanding for which the Company determined that it was not probable that it will achieve the goals was $0.7 million.

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

RSU activity for the six months ended June 30, 2017, is summarized below:

		Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value
Unvested at January 1, 2017	91,228	$39.82
Granted	11,799	$4.67
Vested	(56,062)	$39.36
Forfeited	(22,142)	$45.45
Unvested at June 30, 2017	24,823	$19.13

Stock-based Compensation Expense

The following table shows total stock-based compensation expense for stock options, RSUs and ESPP in the condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$231	$857	$672	$1,994
General and administrative	1,623	1,308	2,183	2,477
Total stock-based compensation expense	$1,854	$2,165	$2,855	$4,471

12. Capital Stock

Biotechnology Value Fund Financing

In February 2017, the Company sold 1,200,000 shares of its common stock and 5,003 shares of Series X convertible preferred stock directly to Biotechnology Value Fund, L.P. and certain of its affiliates (“BVF”) in a registered direct offering, for aggregate net cash proceeds of $24.9 million.

BVF purchased the shares of common stock from the Company at a price of $4.03 per share, the closing stock price on the date of purchase. Each share of Series X convertible preferred stock has a stated value of $4,030 per share and is convertible into 1,000 shares of registered common stock based on a conversion price of $4.03 per share of common stock. The total number of shares of common stock issued upon conversion of all issued Series X convertible preferred stock will be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which is initially set at 19.99% of the total common stock then issued and outstanding immediately following the conversion of such shares. As of June 30, 2017, BVF owned approximately 19.8% of the Company’s total outstanding shares, and if all of the Series X convertible preferred shares were converted, BVF would own 51.7% of the Company’s total outstanding common shares. As of June 30, 2017, none of the preferred stock has been converted into shares of the Company’s common stock.

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

ATM Agreements

On November 12, 2015, the Company entered into an At Market Issuance Sales Agreement (the “2015 ATM Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell from time to time at its sole discretion shares of its common stock through Cowen as its sales agent, in an aggregate amount not to exceed $75 million. Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the Company’s common stock or to or through a market maker. Cowen also may sell the shares in privately negotiated transactions, subject to the Company’s prior approval. The Company will pay Cowen a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2015 ATM Agreement. For the six months ended June 30, 2017, the Company sold a total of 110,252 shares of common stock under the ATM Agreement for aggregate gross proceeds of $0.6 million. Total offering costs of $0.2 million were offset against the proceeds upon sale of common stock.

13. Subsequent Events

In July 2017, the Company entered into an agreement in principle with Servier, which management expects to consummate in August 2017. The agreement is to extend the maturity date of the portion of the loan equal to €5.0 million due on July 15, 2017 to September 15, 2017 and to extend the maturity date of the remaining principal of €7.0 million from January 15, 2018 to four tranches of principal to be repaid as follows: €2.0 million on September 30, 2018, €2.0 million on September 30, 2019, €2.0 million on September 30, 2020 and €1.0 million on September 30, 2021. All other terms of the Servier Loan Agreement are expected to remain unchanged. The Company will continue to work with Servier to finalize definitive documentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “intend” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the sufficiency of our cash resources, our future operating expenses, our future losses, our future expenditures for research and development, our ability to consummate our proposed agreement with Servier, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our ability to receive potential milestone or royalty payments under collaboration agreements and the timing of receipt of those payments, the timing and adequacy of cost-cutting measures, and our ability to defend against claims that have been made in litigation. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. Among other things: our product candidates are still being developed, and we will require substantial funds to continue development which may not be available; we may not realize the expected benefits of our cost-saving initiatives; we may not be successful in entering into out-license agreements for our product candidates; if our therapeutic product candidates do not receive regulatory approval, neither our third-party licensees, our contract manufacturers nor we will be able to manufacture and market them; products or technologies of other companies may render some or all of our product candidates noncompetitive or obsolete; we do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest; we may not obtain orphan drug exclusivity or we may not receive the full benefit of orphan drug exclusivity even if we obtain such exclusivity; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; we and our licensees are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our product candidates and could subject us to significant fines and penalties; and certain of our technologies are in-licensed from third parties, so our capabilities using them are restricted and subject to additional risks. These and other risks, including those related to current economic and financial market conditions, are contained principally in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

In July 2017, we entered into an agreement in principle with Servier, which we expect to consummate in August 2017. The agreement is to extend the maturity date of the portion of the loan equal to €5.0 million due on July 15, 2017 to September 15, 2017 and to extend the maturity date of the remaining principal of €7.0 million from January 15, 2018 to four tranches of principal to be repaid as follows: €2.0 million on September 30, 2018, €2.0 million on September 30, 2019, €2.0 million on September 30, 2020 and €1.0 million on September 30, 2021. All other terms of the loan are expected to remain unchanged. We will continue to work with Servier to finalize the definitive documentation. There is no assurance that the amendment will be executed or the transaction will be consummated.

Asset Purchase Agreement and License Agreement with Nanotherapeutics, Inc.

In February 2017, we executed an Amendment and Restatement to both the asset purchase agreement and license agreement with Nanotherapeutics, Inc. (“Nanotherapeutics”) primarily to (i) remove the obligation to issue 23,008 shares of common stock of Nanotherapeutics under the asset purchase agreement, and (ii) revise the payment schedule related to the timing of the $4.5 million cash payments due to us under the license agreement. Of the $4.5 million, $3.0 million is contingent upon Nanotherapeutics achieving certain specified future operating objectives. In March 2017 and June 2017, we received a total of $0.4 million, which was recognized as other income in the condensed consolidated statement of comprehensive income (loss) for the six months ended June 30, 2017. As the amended Nanotherapeutics license agreement involves extended payment terms, the remaining $1.2 million due in quarterly installments through September 2018 will be recognized as other income as the payments are received.

Termination of Novo Nordisk A/S License Agreement

On April 20, 2017, the Company received notice from Novo Nordisk A/S regarding the termination of its Exclusive License Agreement with the Company due to strategic and business reasons. The termination of the Exclusive License Agreement became effective on July 20, 2017 in accordance with Section 10.2 of the Exclusive License Agreement.

Certain Factors Important to Understanding Our Financial Condition and Results of Operations

We have historically specialized in the discovery and development of innovative antibody-based therapeutics. In 2016, we dedicated our research and development efforts to advancing our portfolio of product candidates that have the potential to treat a variety of endocrine diseases, including advancing the development of X358 in CHI and hypoglycemia in hyperinsulinemic patients PBS. We have recently refined our business strategy to prioritize out-licensing of our internally developed product candidates while reducing further internal expenditures for research and development. Our long-term prospects depend upon our ability, and the ability of our partners, to successfully commercialize new therapeutics. Our financial performance is driven by many factors and is subject to the risks set forth in Part II, Item 1A - Risk Factors.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, those related to revenue recognition, research and development expense, contingent warrant liabilities, and stock-based compensation to be critical policies. Except for the issuance of performance-based equity awards, as described below and in Note 2 and Note 11 to the Condensed Consolidated Financial Statements, there have been no significant changes in our critical accounting policies during the six months ended June 30, 2017, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 16, 2017.

Stock-Based Compensation

Stock-based compensation expense for stock options and other stock awards is estimated at the grant date based on the award’s fair value-based measurement. The valuation of stock-based compensation awards is determined at the date of grant using the Black-Scholes option pricing model (the “Black-Scholes Model”). This model requires highly complex and subjective inputs, such as the expected term of the option, expected volatility, and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. Our current estimate of volatility is based on the historical volatility of our stock price. To the extent volatility in our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation cost recognized in future periods. To establish an estimate of expected term, we consider the vesting period and contractual period of the award and our historical experience of stock option exercises, post-vesting cancellations and volatility. The risk-free rate is based on the yield available on United States Treasury zero-coupon issues. In January 2017, pursuant to the adoption of Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, we made an election to record forfeitures when they occur.

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

For our stock options and service-based awards, we recognize compensation expense on a straight-line basis over the award’s vesting period. In May 2017, we granted to certain employees equity awards with performance-based conditions. The actual number of equity awards earned and eligible to vest will be determined based on a specified level of achievement against a Board-approved budget. For awards with performance-based conditions, we record the expense over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based condition is probable based on the expected satisfaction of the performance conditions as of the reporting date. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.

Results of Operations

Revenues

Total revenues for the three and six months ended June 30, 2017 and 2016, were as follows (in thousands):

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
License and collaborative fees	$10,775	$275	$10,500	$10,925	$2,766	$8,159
Contract and other	115	168	(53)	225	1,639	(1,414)
Total revenues	$10,890	$443	$10,447	$11,150	$4,405	$6,745

License and Collaborative Fees

License and collaborative fees include fees and milestone payments related to the out-licensing of our product candidates and technologies. The increase in license and collaborative fee revenue for the three and six months ended June 30, 2017, as compared to the same periods of 2016, was primarily due to a $10.0 million milestone earned under our license agreement with Novartis International Pharmaceutical Ltd. for which there was no comparable payment recognized in 2016.

Contract and Other Revenues

Contract and other revenues include agreements where we provided contracted research and development services to our contract and collaboration partners, including Servier and NIAID. Contract and other revenues also include royalties. The following table shows the activity in contract and other revenues for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
NIAID	$—	$25	$(25)	$—	$1,082	$(1,082)
Servier	—	—	—	—	307	(307)
Royalties and other revenue	115	143	(28)	225	250	(25)
Total contract and other revenues	$115	$168	$(53)	$225	$1,639	$(1,414)

Our revenue from NIAID decreased for the three and six months ended June 30, 2017 due to the novation of our NIAID contract to Nanotherapeutics in March 2016. The decrease in revenue from Servier for the three and six months ended June 30, 2017 was due to the discontinuation of the gevokizumab studies under our collaboration agreement with Servier in the third quarter of 2015 and the termination of the collaboration agreement with Servier in March 2016. The royalty revenue for the three and six months ended June 30, 2017 relates to the amortization of the deferred revenue from the sale of royalty interests in December 2016 under the Royalty Interest Acquisition Agreements with HealthCare Royalty Partners II, L.P.

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

Research and Development Expenses

Research and development expenses were $2.9 million and $6.9 million for the three and six months ended June 30, 2017, respectively, compared with $13.7 million and $27.3 million for the same periods in 2016. The decrease of $10.8 million for the three months ended June 30, 2017, as compared to the same period of 2016, was primarily due to a decrease of $3.8 million in salaries and related expenses, $3.6 million in external manufacturing activities, $1.6 million in clinical trial costs, and a decrease of $1.0 million in the allocation of facilities and information technology costs. The decrease of $20.4 million for the six months ended June 30, 2017, as compared to the same period of 2016, was primarily due to a decrease of $7.3 million in salaries and related expenses, $5.2 million in external manufacturing activities, $4.8 million in clinical trial costs, and $1.8 million in the allocation of facilities and information technology costs.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $0.5 million and $1.4 million in research and development salaries and employee-related expenses for the three and six months ended June 30, 2017, as compared with $4.3 million and $8.7 million for the same periods in 2016. The decrease of $3.8 million for the three months ended June 30, 2017 was due to a $3.2 million decrease in salaries and related personnel costs, primarily due to the restructuring activities initiated in December 2016 and the resulting decrease in headcount, and a $0.6 million decrease in stock-based compensation, which is a non-cash expense. The decrease of $7.3 million for the six months ended June 30, 2017 was due to a $6.0 million decrease in salaries and related personnel costs, primarily due to the restructuring activities initiated in December 2016 and the resulting decrease in headcount, and a $1.3 million decrease in stock-based compensation, which is a non-cash expense.

As our strategy has changed, so has our research and development spending activity. For the first half of 2016, approximately 23% of our research and development expense spending related to collaborative and contract arrangements with Servier and NIAID with the remaining 77% relating to our internal projects; whereas 100% of our research and development spending for the first half of 2017 relates to our internal projects.

For the three and six months ended June 30, 2017, X358, for which we incurred the largest amount of expenses, accounted for between 70% and 80% of our total research and development expenses. Each of our remaining development programs accounted for less than 10% of our total research and development expenses for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, XOMA 358, for which we incurred the largest amount of expenses, accounted for between 40% and 50% of our total research and development expenses. The gevokizumab program and our endocrine research-stage programs each accounted for between 10% and 20% of our total research and development expenses. Each of our remaining development programs accounted for less than 10% of our total research and development expenses for the three and six months ended June 30, 2016.

We expect our research and development spending during the remainder of 2017 will be reduced as compared with 2016 levels due to our 2016 and 2017 restructuring activities.

General and Administrative Expenses

General and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. General and administrative expenses were $5.2 million and $10.4 million for the three and six months ended June 30, 2017, compared with $4.8 million and $9.1 million for the same periods in 2016. The increase of $0.4 million for the three months ended June 30, 2017 was due primarily to increases of $1.0 million in the allocation of facilities and information technology costs due to a greater proportion of general and administrative personnel after our restructuring activities, $0.3 million in legal, accounting and tax services, and $0.2 million in consulting services, partially offset by a $0.8 million decrease in salaries and related personnel costs related to the reduction in headcount from our restructuring activities. The increase of $1.3 million for the six months ended June 30, 2017 was due primarily to increases of $1.8 million in the allocation of facilities and information technology costs due to a greater proportion of general and administrative personnel after our restructuring activities, $1.1 million in consulting services, and $0.7 million in legal, accounting and tax services, partially offset by a $2.1 million decrease in salaries and related personnel costs related to the reduction in headcount from our restructuring activities.

We expect our general and administrative expenses during the remainder of 2017 to be reduced as compared with 2016 levels due to our 2016 and 2017 restructuring activities.

Restructuring Charges

On December 21, 2016, we announced a restructuring of our business based on our decision to focus our efforts on clinical development, with an initial focus on the X358 clinical programs. The restructuring included a reduction-in-force in which we terminated 57 employees, which was implemented in December 2016 (the “2016 Restructuring”). In early 2017, we further revised our strategy to prioritize out-licensing activities and further curtail research and development spending and we eliminated an additional five employees with an effective termination date of June 30, 2017 (the “2017 Restructuring”).

During the three and six months ended June 30, 2017, we recorded a charge of $1.5 million and $3.5 million related to severance, other termination benefits and outplacement services for the 2016 Restructuring and 2017 Restructuring activities. During the three and six months ended June 30, 2016, we recorded a credit of $21,000 and a charge of $15,000, respectively, related to severance costs and contract termination costs resulting from restructuring activities initiated in August 2015.

Other Income (Expense)

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense is shown below for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
Hercules term loan	$—	$679	$(679)	$311	$1,351	$(1,040)
Servier loan	178	225	(47)	355	451	(96)
Novartis note	119	98	21	236	195	41
Other	—	5	(5)	4	12	$(8)
Total interest expense	$297	$1,007	$(710)	$906	$2,009	$(1,103)

Interest expense related to the Hercules term loan decreased by $0.7 million and $1.0 million during the three and six months ended June 30, 2017, compared to the same periods in 2016 due to the monthly payments of principal starting from July 2016. In addition, we made a special prepayment of $10.0 million under the Hercules term loan in January 2017 and paid off the remaining balance of the debt in March 2017.

We expect interest expense during the remainder of 2017 to decrease as compared with 2016 due to the March 2017 payoff of the Hercules loan and the expected decrease in the principal balance of the Servier loan.

Other Income (Expense), Net

Other income (expense), net primarily consisted of unrealized (losses) gains. The following table shows the activity in other income (expense), net for the three months and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
Other income (expense), net
Unrealized foreign exchange (losses) gains	$(938)	$310	$(1,248)	$(1,199)	$(249)	$(950)
Sublease income	—	237	(237)	28	463	(435)
(Loss) gain on sale and disposal of equipment	(88)	—	(88)	1,226	—	1,226
Other	297	55	242	545	82	463
Total other income (expense), net	$(729)	$602	$(1,331)	$600	$296	$304

Unrealized foreign exchange losses for the three and six months ended June 30, 2017 and 2016 primarily relate to the re-measurement of the Servier loan. The gain on sale and disposal of equipment of $1.2 million for the six months ended June 30, 2017 is related to the sale and disposal of equipment located in one of our leased facilities. Other income for the three and six months ended June 30, 2017 includes $0.3 million and $0.4 million, respectively, received from Nanotherapeutics pursuant to the amended Nanotherapeutics license agreement.

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

We revalued the March 2012 warrants at June 30, 2016 and recorded a $3.2 million and $7.2 million decrease in the estimated fair value as a gain on the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2016, respectively. As of March 31, 2017, all of these warrants had expired unexercised.

We revalued the December 2014 warrants at June 30, 2016 and recorded a $44,000 and $3.0 million decrease in the estimated fair value as a gain on the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2016. As of December 31, 2016, all of these warrants had expired unexercised.

Loss on Extinguishment of Debt

On March 21, 2017, we paid off our outstanding principal balance, final payment fee and accrued interest totaling $6.5 million under our loan and security agreement with Hercules, and we were not required to pay the 1% prepayment charge pursuant to the terms of the loan. We recognized a loss on extinguishment of $0.5 million from the payoff of the term loan.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, our working capital and our cash flow activities for each of the periods presented (in thousands):

	June 30,	December 31,
	2017	2016	Change
Cash and cash equivalents	$12,465	$25,742	$(13,277)
Working capital (deficit)	$1,747	$(5,346)	$7,093

	Six Months Ended June 30,
	2017	2016	Change
Net cash used in operating activities	$(22,755)	$(28,642)	$5,887
Net cash provided by investing activities	1,614	14	1,600
Net cash provided by (used in) financing activities	7,891	(3,283)	11,174
Effect of exchange rate changes on cash	(27)	(2)	(25)
Net decrease in cash and cash equivalents	$(13,277)	$(31,913)	$18,636

Cash Used in Operating Activities

The decrease in net cash used in operating activities for the six months ended June 30, 2017, as compared with the same period in 2016, was primarily due to decreased research and development spending related to manufacturing costs and clinical trial costs during the six months ended June 30, 2017 primarily due to the termination of the collaboration agreement with Servier in March 2016 and decreased clinical trial costs associated with the termination of the gevokizumab pyoderma gangrenosum global Phase 3 program in March 2016.

Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2017 of $1.6 million was due to the proceeds from the sale of equipment.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 of $7.9 million was primarily related to the sale of preferred stock and common stock to BVF for total net proceeds of $24.9 million. This increase was partially offset by the payoff of our outstanding loan with Hercules of $17.5 million.

Net cash used in financing activities for the six months ended June 30, 2016 of $3.3 million was primarily related to the principal payment of the Servier Loan.

Interest Bearing Obligations

Aggregate future principal, final payment fees and discounts of our total interest bearing obligations as of June 30, 2017 are as follows (in thousands):

Six months ending December 31, 2017	$5,832
Year ending December 31, 2018	8,068
Year ending December 31, 2019	—
Year ending December 31, 2020	16,044
29,944
Less: interest, discount and issuance cost	(2,083)
27,861
Less: interest bearing obligations – current	(13,539)
Interest bearing obligations – non-current	$14,322

See Note 8: Long-Term Debt to the accompanying condensed consolidated financial statements for discussion of our debt obligations.

*        *        *

We have incurred significant operating losses since our inception and have an accumulated deficit of $1.2 billion as of June 30, 2017. Management expects to incur operating losses and negative cash flows for the foreseeable future. As of June 30, 2017, we had cash and cash equivalents of $12.5 million, which is available to fund future operations. Taking into account the receipt of the $10.0 million milestone payment in July 2017 and consummation of the agreement in principle with Servier, without the receipt of additional funds from license agreements or additional equity or debt financing, we will only be able to fund our operations and make scheduled loan payments into August 2018. We may not be able to obtain sufficient additional funding by entering into new license agreements, issuing additional equity or debt instruments or any other means, and if we are able to do so, they may not be on satisfactory terms.

Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including the market demand for our common stock or debt, which itself is subject to a number of pharmaceutical development and business risks and uncertainties, as well as the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. Therefore, we determined there is substantial doubt about our ability to continue as a going concern. Consistent with the actions we have taken in the past, we will take steps intended to enable the continued operation of the business which may include out-licensing of assets and reducing other expenditures that are within our control. These reductions in expenditures may have a material adverse impact on our ability to achieve certain of our planned objectives. Even if we are able to source additional funding, we may be forced to significantly further reduce our operations if our business prospects do not improve. If we are unable to source additional funding, we may be forced to shut down operations altogether.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. Our market risks related to interest rate sensitivities at June 30, 2017, have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2016 filed with the SEC.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 24, 2015, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California captioned Markette v. XOMA Corp., et al. (Case No. 3:15-cv-3425-HSG) against us, our Chief Executive Officer and our Chief Medical Officer. The complaint asserts that all defendants violated Section 10(b) the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5, by making materially false or misleading statements regarding our EYEGUARD-B study between November 6, 2014 and July 21, 2015. The plaintiff also alleges that Messrs. Varian and Rubin violated Section 20(a) of the Exchange Act. The plaintiff seeks class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On May 13, 2016, the Court appointed a lead plaintiff and lead counsel. The lead plaintiff filed an amended complaint on July 8, 2016 asserting the same claims and adding a former director as a defendant. On September 2, 2016, the defendants filed a motion to dismiss with prejudice the amended complaint. The plaintiff filed his opposition to the motion to dismiss on October 7, 2016. The defendants filed a reply in support of their motion to dismiss on October 21, 2016. The judge in the case has advised that he will rule on the motion based on those pleadings, but has not yet issued a ruling. On May 26, 2017, the judge ordered supplemental briefing on the motion to dismiss based on a recent decision issued in the United States Court of Appeals for the Ninth Circuit, City of Dearborn Heights Act 345 Police & Retirement Sys. v. Align Tech., Inc., 2017 WL 1753276 (9th Cir. May 5, 2017). The parties filed supplemental briefs on June 9, 2017.  Based on a review of the allegations, we believe that the plaintiff’s allegations are without merit, and intend to vigorously defend against the claims. Currently, the Company does not believe that the outcome of this matter will have a material adverse effect on its business or financial condition, although an unfavorable outcome could have a material adverse effect on its results of operations for the period in which such a loss is recognized. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

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

On November 16, and November 25, 2015, two derivative lawsuits were filed purportedly on our behalf in the United States District Court for the Northern District of California, captioned Fieser v. Van Ness, et al. (Case No. 4:15-CV-05236-HSG) and Csoka v. Varian, et al. (Case No. 3:15-cv-05429-SI), against certain of our officers and the members of our Board of Directors. The lawsuits assert claims for breach of fiduciary duty and other violations of law based on the dissemination of allegedly false and misleading statements related to our EYEGUARD-B study. The plaintiffs seek unspecified monetary damages and other relief including reforms and improvements to our corporate governance and internal procedures. Both actions are currently stayed pending further developments in the securities class action. Management believes the allegations have no merit and intends to vigorously defend against the claims.

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

We have a long history of product development, and as a result have experienced significant losses. As of June 30, 2017, we had an accumulated deficit of $1.2 billion.

For the three and six months ended June 30, 2017, we had a net income of $0.3 million and a net loss of $10.4 million, respectively. For the three and six months ended June 30, 2016, we had net losses of $15.2 million and $23.5 million, respectively.

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

We will require substantial funds to continue our business; we cannot be certain that funds will be available, and if they are not available, we may be forced to take actions that could adversely affect an investment in our common stock and we may not be able to continue operations.

We may need to commit substantial funds to continue our business, and we may not be able to obtain sufficient funds on acceptable terms, or at all. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. If we raise additional funds through collaboration and licensing arrangements with third parties, we may be required to relinquish some rights to our technologies or our product candidates, grant licenses on terms that are not favorable to us or enter into a collaboration arrangement for a product candidate at an earlier stage of development or for a lesser amount than we might otherwise choose.

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

Based on our cash and cash equivalents of $12.5 million at June 30, 2017, and taking into consideration our anticipated spending levels and scheduled debt payments, without the receipt of funds from new license agreements or milestone payments based on development achievements of our licensees, we will be unable to fund our operations through the next 12 months following the issuances of our consolidated financial statements. Based on our current projections and consummation of our agreement in principle with Servier, we expect our current cash and cash equivalents will only be sufficient to fund our operations and pay scheduled debt payments into August of 2018. Therefore, we determined there is substantial doubt regarding our ability to continue as a going concern within one year from the date the consolidated financial statements are issued. Our independent registered public accounting firm included in its auditor’s report on our consolidated financial statements for the year ended December 31, 2016, a “going concern” explanatory paragraph, meaning that we have recurring losses from operations and negative cash flows from operations that raise substantial doubt regarding our ability to continue as a going concern. We may not be able to obtain sufficient additional funding through monetizing certain of our existing assets, entering into new license agreements, issuing additional equity or debt instruments or any other means, and if we are able to do so, they may not be on satisfactory terms. Consistent with the actions we have taken in the past, we will take steps intended to enable the continued operation of the business which may include out-licensing or sale of assets and reducing other expenditures that are within our control. These reductions in expenditures may have a material adverse impact on our ability to achieve certain of our planned objectives. Progress or setbacks by potentially competing products also may affect our ability to raise new funding on acceptable terms.

We do not know when or whether:

•	operations will generate meaningful funds;
•	additional agreements for product development funding can be reached;
•	we will be able to repay our current debt or negotiate new debt arrangements
•	strategic alliances can be negotiated; or
•	adequate additional financing will be available for us to finance our own development on acceptable terms, or at all.

If adequate funds are not available, we will be required to further reduce costs. Even if we are able to source additional funding, we may be forced to reduce our operations if our business prospects do not improve. If we are unable to source additional funding, we may be forced to shut down operations altogether.

We may not realize the expected benefits of our cost-saving initiatives.*

Reducing costs is a key element of our current business strategy. On August 21, 2015, in connection with our efforts to lower operating expenses and preserve capital while continuing to focus on our product pipeline, we implemented a workforce reduction, which led to the termination of 52 employees during the second half of 2015. On December 19, 2016, our Board of Directors approved a restructuring of our business based on the decision to focus our efforts on clinical development, with an initial focus on the X358 clinical programs. The restructuring included a reduction-in-force in which we terminated 57 employees (the “2016 Restructuring”). In early 2017, we further revised our strategy to prioritize out-licensing activities and further curtail research and development spending (the “2017 Restructuring”), and we eliminated five additional employees with an effective termination date of June 30, 2017.

During the six months ended June 30, 2017, we recorded an aggregate restructuring charge of approximately $2.0 million related to severance, other termination benefits and outplacement services in connection with the workforce reduction for the 2016 Restructuring and $1.5 million for the 2017 Restructuring. During the year ended December 31, 2016, we recorded charges of $4.6 million related to severance, other termination benefits and outplacement services in connection with the workforce reduction resulting from the 2016 Restructuring.

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

Risks Related to the Development and Commercialization of our Current and Future Product Candidates

We may not be able to successfully identify and acquire and/or in-license other products, product candidates, programs or companies to grow and diversify our business, and, even if we are able to do so, we may not be able to successfully manage the risks associated with integrating any such products, product candidates, programs or companies into our business or we may otherwise fail to realize the anticipated benefits of these licenses or acquisitions.*

To grow and diversify our business, we plan to continue our business development efforts to identify and seek to acquire and/or in-license other products, product candidates, programs or companies. Such efforts have not yet resulted in any transaction, and may never result in a transaction. Future growth through acquisition or in-licensing will depend upon the availability of suitable products, product candidates, programs or companies for acquisition or in-licensing on acceptable prices, terms and conditions. Even if appropriate opportunities are available, we may not be able to acquire rights to them on acceptable terms, or at all. The competition to acquire or in-license rights to promising products, product candidates, programs and companies is fierce, and many of our competitors are large, multinational pharmaceutical and biotechnology companies with considerably more financial, development and commercialization resources, personnel, and experience than we have. In order to compete successfully in the current business climate, we may have to pay higher prices for assets than may have been paid historically, which may make it more difficult for us to realize an adequate return on any acquisition. In addition, even if we succeed in identifying promising products, product candidates, programs or companies, we may not have the ability to develop, obtain regulatory approval for and commercialize such opportunities, or the financial resources necessary to pursue them.

Even if we are able to successfully identify and acquire or in-license new products, product candidates, programs or companies, we may not be able to successfully manage the risks associated with integrating any products, product candidates, programs or companies into our business or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing. Further, while we seek to mitigate risks and liabilities of potential acquisitions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks and uncertainties effectively would have a material adverse effect on our business. In any event, we may not be able to realize the anticipated benefits of any acquisition or in-licensing for a variety of reasons, including the possibility that a product candidate fails to advance to clinical development, proves not to be safe or effective in clinical trials, or that a product fails to reach its forecasted commercial potential or that the integration of a product, product candidate, program or company gives rise to unforeseen difficulties and expenditures. Any failure in identifying and managing these risks and uncertainties would have a material adverse effect on our business.

In addition, acquisitions create other uncertainties and risks, particularly when the acquisition takes the form of a merger or other business consolidation. We may encounter unexpected difficulties, or incur unexpected costs, in connection with transition activities and integration efforts, which include:

•high acquisition costs;

•the need to incur substantial debt or engage in dilutive issuances of equity securities to pay for acquisitions;

•the potential disruption of our historical business;

•the strain on, and need to expand, our existing operational, technical, financial and administrative infrastructure;

•our lack of experience in late-stage product development and commercialization;

•the difficulties in assimilating employees and corporate cultures;

•the difficulties in hiring qualified personnel and establishing necessary development and/or commercialization capabilities;

•the failure to retain key management and other personnel;

•the challenges in controlling additional costs and expenses in connection with and as a result of the acquisition;

•the need to write down assets or recognize impairment charges;

•the diversion of our management’s attention to integration of operations and corporate and administrative infrastructures; and

•any unanticipated liabilities for activities of or related to the acquired business or its operations, products or product candidates.

If we fail to integrate or otherwise manage an acquired business successfully and in a timely manner, resulting operating inefficiencies could increase our costs more than we planned, could negatively impact the market price of our common stock and could otherwise distract us from execution of our strategy. Failure to maintain effective financial controls and reporting systems and procedures could also impact our ability to produce timely and accurate financial statements.

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

Based on regulatory restrictions, X358 clinical testing is currently limited to studies in adults in the United States. We submitted a protocol and supportive documents to initiate a multi-dose Phase 2 clinical study of X358 in children two years and older diagnosed with congenital hyperinsulinism (“CHI”) in the UK and Germany. All local and regulatory approvals have been met and first dosing may be initiated by a potential licensee as desired and with appropriate notifications. We cannot assure you that we find a partner or licensee to conduct such trial, or that U.S. and foreign health authorities will not issue a clinical hold with respect to these or any of our other clinical trials in the future.

The results of the preclinical studies and clinical testing, together with chemistry, manufacturing and controls information, are submitted to the FDA and other health authorities in the form of a New Drug Application (“NDA”) for a drug, and in the form of a Biologic License Application (“BLA”) for a biological product, requesting approval to commence commercial sales. In responding to an NDA or BLA, the FDA or foreign health authorities may grant marketing approvals, request additional information or further research, or deny the application if they determine the application does not satisfy regulatory approval criteria. Regulatory approval of an NDA, BLA, or supplement is never guaranteed. The approval process can take several years, is extremely expensive and can vary substantially based upon the type, complexity, and novelty of the products involved, as well as the target indications. FDA regulations and policies permit applicants to request accelerated approval or priority review pathways for products intended to treat certain serious or life-threatening illnesses in certain circumstances. If granted by the FDA, these pathways can provide a shortened timeline to commercialize the product, although the shortened timeline is often accompanied by additional post-market requirements. Although we may pursue the FDA’s accelerated approval or priority review programs, we cannot guarantee the FDA will permit us or our licensees to utilize these pathways or the FDA’s review of our application will not be delayed. Moreover, even if the FDA agrees to an accelerated approval or priority review of any of our applications, we or our licensees ultimately may not be able to obtain approval of our application in a timely fashion or at all.

The FDA and foreign health authorities have substantial discretion in the drug and biologics approval processes. Despite the time and expense incurred, failure can occur at any stage, and we, or our potential development partners, could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical, clinical or manufacturing-related studies.

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

We have received negative results from certain of our clinical trials, and our licensees face uncertain results of other clinical trials of our product candidates.

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

Our product candidates require significant additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy and expensive, often taking a number of years. As clinical results frequently are susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly. As a result, it is uncertain whether:

•	our future filings will be delayed;
•	our preclinical studies will be successful;
•	we will be successful in generating viable product candidates;
•	we will be successful in finding collaboration and licensing partners to advance our product candidates on our behalf;
•	we will be able to provide necessary data;
•	results of future clinical trials will justify further development; or
•	we ultimately will achieve regulatory approval for our product candidates.

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

If our third-party licensees succeed in bringing our product candidates to the market, they may not be considered cost effective, and reimbursement to the patient may not be available or may not be sufficient to allow us to sell our products on a competitive basis. In both the United States and elsewhere, sales of medical products and treatments are dependent, in part, on the availability of reimbursement to the patient from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for pharmaceutical products and services. Our business is affected by the efforts of government and third-party payors to contain or reduce the cost of healthcare through various means. In the United States, there have been and will continue to be a number of federal and state proposals to implement government controls on pricing.

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

Due to the uncertainties regarding biotechnology patents, we also have relied and will continue to rely upon trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. All of our employees and contractors have signed confidentiality agreements under which they have agreed not to use or disclose any of our proprietary information. Research and development contracts and relationships between us and our scientific consultants and potential customers provide access to aspects of our know-how that are protected generally under confidentiality agreements. These confidentiality agreements may be breached or may not be enforced by a court. To the extent proprietary information is divulged to competitors or to the public generally, such disclosure may affect our ability to develop or commercialize our products adversely by giving others a competitive advantage or by undermining our patent position.

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

The FDA has awarded orphan drug status for X358 for the treatment of CHI. Under the Orphan Drug Act, the first company to receive FDA approval for a drug for the designated orphan drug indication will obtain seven years of marketing exclusivity, during which time the FDA may not approve another company’s application for the same drug for the same orphan indication unless the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. In June 2016, the European Medicines Agency (“EMA”) granted Orphan Drug Designation to X358 for the treatment of CHI.

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

An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers, reduced product utilization and adversely affect our business and results of operations. Moreover, certain politicians have announced plans to regulate the prices of pharmaceutical products. We cannot know what form any such legislation may take or the market’s perception of how such legislation would affect us. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current product candidates and those for which we may receive regulatory approval in the future. In addition, given the uncertainties related to the Trump Administration’s stated goal of letting the Affordable Care Act (the “ACA”) fail, we cannot be certain that current provisions of the ACA will continue to cover prescription drug products.

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

Our licensees may rely on third party manufacturers and such contract manufacturers are required to produce clinical product candidates under current Good Manufacturing Practices (“cGMP”) to meet acceptable standards for use in clinical trials and for commercial sale, as applicable. If such standards change, the ability of contract manufacturers to produce our product candidates on the schedule required for our clinical trials or to meet commercial requirements may be affected. In addition, contract manufacturers may not perform their obligations under their agreements with us or our licensees, or may discontinue their business before the time required by us to successfully produce clinical and commercial supplies of our product candidates.

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

There can be no assurance the market price of our common stock will not decline below its present market price or there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2017, through August 3, 2017, the share price of our common stock has ranged from a high of $8.13 to a low of $3.96. Factors contributing to such volatility include:

•	our abilities to enter into new licensing arrangements or development agreements;
•	results of preclinical studies and clinical trials performed by our development partners and licensees;
•	information relating to the safety or efficacy of products or product candidates;
•	developments regarding regulatory filings;
•	our funding requirements and the terms of our financing arrangements;
•	technological innovations or new indications for our therapeutic products and product candidates;
•	introduction of new products or technologies by us or our competitors;
•	sales and estimated or forecasted sales of products for which we receive royalties, if any;
•	government regulations;
•	developments in patent or other proprietary rights;
•	quarterly variations in our results of operations and those of our competitors;
•	failure to meet any guidance that we have previously provided regarding our anticipated results;
•	changes in earnings estimates or recommendations by securities analysts;
•	failure to meet securities analysts’ estimates;
•	our involvement in litigation and developments relating to such litigation;
•	the number of shares issued and outstanding;
•	the number of shares trading on an average trading day;
•	announcements regarding other participants in the biotechnology and pharmaceutical industries; and
•	market speculation regarding any of the above.

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

We may issue additional equity securities and thereby materially and adversely affect the price of our common stock.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, including under our At Market Issuance Sales Agreement (“ATM”) with Cowen and Company, LLC (“Cowen”), our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which 5,003 shares of Series X preferred stock were issued and outstanding as of August 3, 2017. Each share of Series X is convertible into 1,000 shares of registered common stock based on a conversion price of $4.03 per share of common stock. The total number of shares of common stock issued upon conversion of all issued Series X convertible preferred stock will be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which is initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. In addition, we are authorized to issue, generally without stockholder approval, up to 277,333,332 shares of common stock, of which 7,598,054 were issued and outstanding as of August 3, 2017. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

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

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, including under our ATM with Cowen, which would result in dilution to our stockholders and may impose restrictive covenants that would adversely impact our business. The sale of additional equity or convertible debt securities could result in the issuance of additional shares of our capital stock and dilution to all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

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

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. After a series of restructuring activities during 2016 and 2017, we had 10 employees as of August 3, 2017. We may require additional experienced executive, accounting, research and development, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives or grow effectively.

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

On July 24, 2015, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Markette v. XOMA Corp., et al. (Case No. 3:15-cv-3425) naming as defendants us and certain of our officers. The complaint asserts that all defendants violated Section 10(b) of the Exchange Act and SEC Rule 10b-5, by making materially false or misleading statements regarding our EYEGUARD-B study between November 6, 2014 and July 21, 2015. The plaintiff also alleges that Messrs. Varian and Rubin violated Section 20(a) of the Exchange Act. The plaintiff seeks class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On May 13, 2016, the Court appointed a lead plaintiff and lead counsel. The lead plaintiff filed an amended complaint on July 8, 2016 asserting the same claims and adding a former director as a defendant. On September 2, 2016, the defendants filed a motion to dismiss with prejudice the amended complaint. The plaintiff filed his opposition to the motion to dismiss on October 7, 2016.The defendants filed a reply in support of their motion to dismiss on October 21, 2016. The judge in the case has advised that he will rule on the motion based on those pleadings, but has not yet issued a ruling. On May 26, 2017, the judge ordered supplemental briefing on the motion to dismiss based on a recent decision issued in the United States Court of Appeals for the Ninth Circuit, City of Dearborn Heights Act 345 Police & Retirement Sys. v. Align Tech., Inc., 2017 WL 1753276 (9th Cir. May 5, 2017).  The parties filed supplemental briefs on June 9, 2017. Based on a review of the allegations, management believes that the plaintiff’s allegations are without merit, and intends to vigorously defend against the claims. Currently, we do not believe that the outcome of this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized. We cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

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

On November 16, and November 25, 2015, two derivative lawsuits were filed purportedly on our behalf in the United States District Court for the Northern District of California, captioned Fieser v. Van Ness, et al. (Case No. 4:15-CV-05236-HSG) and Csoka v. Varian, et al. (Case No. 3:15-cv-05429-SI), against certain of our officers and the members of our Board of Directors. The lawsuits assert claims for breach of fiduciary duty and other violations of law based on the dissemination of allegedly false and misleading statements related to the our EYEGUARD-B study. The plaintiffs seek unspecified monetary damages and other relief including reforms and improvements to our corporate governance and internal procedures. Both actions are currently stayed pending further developments in the securities class action. Management believes the allegations have no merit and intends to vigorously defend against the claims.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Amendment of Employment Contracts

On August 7, 2017, the Company entered into an amended and restated employment agreement with Mr. Neal (the “Neal A&R Employment Agreement”).  Among other things, the Neal A&R Employment Agreement provides for Mr. Neal’s continued employment as Chief Executive Officer of the Company.  Under his employment agreement, Mr. Neal continues to be entitled to participate in any benefit plan for which key executives of the Company are eligible. Upon Mr. Neal’s involuntary termination of employment by the Company without cause, his termination of employment due to his death or permanent disability, or upon his resignation for good reason, and contingent on Mr. Neal resigning from the Company’s board of directors (if applicable) and executing a release of claims in favor of the Company, the Neal A&R Employment Agreement provides that Mr. Neal will be entitled to (i) a severance payment equal to 100% of his then-current annual base salary, (ii) a severance payment equal to the pro-rated portion of his then-current annual target bonus, (iii) payment of any earned but unpaid annual bonus for the prior year; (iv) if elected, the full cost of continuation coverage under the Company’s group health plans for a period of twelve months or a cash payment in lieu of such continuation coverage, and (iv) outplacement services for twelve months not to exceed $15,000 in value.  Pursuant to the Neal A&R Employment Agreement, all payments and benefits to Mr. Neal thereunder are subject to his compliance with the confidentiality and non-competition provisions thereof.

On August 7, 2017, the Company entered into an amended and restated employment agreement with Mr. Burns (the “Burns A&R Employment Agreement”).  Among other things, the Burns A&R Employment Agreement provides for Mr. Burns’ continued employment as Chief Financial Officer of the Company.  Under his employment agreement, Mr. Burns continues to be entitled to participate in any benefit plan for which key executives of the Company are eligible. Upon Mr. Burns’ involuntary termination of employment by the Company without cause and executing a release of claims in favor of the Company, his termination of employment due to his death or permanent disability, or upon his resignation for good reason, the Burns A&R Employment Agreement provides that Mr. Burns will be entitled to (i) a severance payment equal to 75% of his then-current annual base salary, (ii) a severance payment equal to the pro-rated portion of his then-current annual target bonus, (iii) payment of any earned but unpaid annual bonus for the prior year; (iv) if elected, the full cost of continuation coverage under the Company’s group health plans for a period of nine months or a cash payment in lieu of such continuation coverage, and (iv) outplacement services for nine months not to exceed $15,000 in value.  Pursuant to the Burns A&R Employment Agreement, all payments and benefits to Mr. Burns thereunder are subject to his compliance with the confidentiality and non-competition provisions thereof.

Amended and Restated Change of Control Agreements

On August 7, 2017, the Company entered into amended and restated change of control severance agreements (each, an “A&R Change of Control Agreement”) with each of our executive officers.  Under each A&R Change of Control Agreement, if the executive officer’s employment is involuntarily terminated by the Company without cause or if the executive officer resigns with good reason, in either case, within two months prior to signing an agreement for a change of control or within 24 months after a change of control (a “CoC Involuntary Termination”), then the Company may be required to make certain payments and/or provide certain benefits to certain executive officers, as described below.

Under each A&R Change of Control Agreement, in the event of a CoC Involuntary Termination, and contingent on the executive resigning from the Company’s board of directors (if applicable) and executing a release of claims in favor of the Company, then in lieu of receiving the severance benefits available to the executive officer under his or her employment agreement, the executive officer shall be entitled to receive (i) a cash severance payment equal to the sum of (A) an amount equal to 1.5 times (or, in the case of the CEO, two times) the executive officer’s annual base salary as in effect immediately prior to the involuntary termination plus (B) an amount equal to 1.5 times (or, in the case of the CEO, two times) the named executive officer’s target bonus as in effect for the fiscal year in which the involuntary termination occurs; (ii) the full cost of continuation coverage under the Company’s group health plans for the executive officer, his or her spouse and eligible dependents for a period of 18 months (or, in the case of the CEO, 24 months) provided that, in each case, the executive officer elects such continuation coverage, or, if necessary for the Company to avoid a tax penalty, a cash payment in lieu of such continuation coverage (iii) the vesting of all time-based equity awards granted to such executive officer by the Company shall automatically be accelerated, (iv) the post-termination exercise period for all time-based stock options held by such executive officer shall be extended to 60 months or the remainder of the maximum term of the options (or such shorter period of time to avoid the application of Section 409A of the Code), (v) accelerated vesting of a pro-rated number of such performance awards held by such executive officer, based on the number of days that have elapsed during the performance period and the deemed level of achievement of the performance goals by the Company’s board of directors, and (vi) the twelve months of executive outplacement benefits provided by an executive outplacement service, at the Company’s expense not to exceed $15,000.

The A&R Change of Control Agreements provide that the legacy “golden parachute” excise tax gross-up provision, pursuant to which the Company will make a gross-up payment necessary to fully satisfy any excise taxes on the executive officer as a result of payments under the A&R Change of Control Agreement or otherwise, will expire on February 10, 2019, and will be replaced with a “better after-tax” provision, pursuant to which payments to the executive officer are either reduced or paid in full, whichever results in a greater economic benefit to the executive officer (after calculation of all taxes on such payments).

Under each of the A&R Change of Control Agreement, a “change of control” is defined as the occurrence of any of the following events: (i) a merger, amalgamation or acquisition in which the Company is not the surviving or continuing entity, except for a transaction the principal purpose of which is to change the jurisdiction of the Company’s organization; (ii) the sale, transfer or other disposition of all or substantially all of the assets of the Company; (iii) any other reorganization or business combination in which 50% or more of the Company’s outstanding voting securities are transferred to different holders in a single transaction or series of related transactions; (iv) any approval by the stockholders of the Company of a plan of complete liquidation of the Company; (v) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act becoming the “beneficial owner” (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing more than 50% of the total voting power represented by the Company’s then-outstanding voting securities; or (vi) a change in the composition of the Board, as a result of which fewer than a majority of the directors are incumbent directors.

For each of the Neal A&R Employment Agreement, Burns A&R Employment Agreement and the A&R Change of Control Agreements, (A) the term “good reason” generally includes (i) a material reduction in the officer’s base salary, unless pursuant to a salary reduction program applicable generally to XOMA’s senior employees; (ii) a material reduction in the officer’s duties (including responsibilities and/or authorities, but excluding a change in position or title) (iii) relocation of the officer’s principal place of employment by more than 30 miles; or (iv) any other material breach of this Agreement, and (B) the term “cause” generally includes (i) willful material fraud or material dishonesty in connection with the executive officer’s performance; (ii) failure by the executive officer to materially perform his or her duties;  (iii) a material breach of the applicable agreement or the Company’s Code of Ethics;  (iv) misappropriation of a material business opportunity of the Company; (v) misappropriation of any of the Company’s funds or property; or (vi) the executive officer’s conviction of, or the entering of a plea of guilty or no contest with respect to, a felony.

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

XOMA Corporation

Date: August 8, 2017	By:	/s/ JAMES R. NEAL
James R. Neal Chief Executive Officer (principal executive officer) and Director
Date: August 8, 2017	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment of Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	10/18/2016

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-14710	3.1	02/16/2017

3.6	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Form of Series X Preferred Stock Certificate	8-K	000-14710	4.1	02/16/2017

4.4	Form of Warrant (September 2012 Warrants)	8-K	000-14710	4.10	10/03/2012

4.6	Form of Warrant (February 2015 Warrants)	10-Q	000-14710	4.10	05/07/2015

4.7	Form of Warrant (February 2016 Warrant)	10-Q	000-14710	4.9	05/04/2016

4.8	Warrant Agreement, by and between XOMA Corporation and Hercules Technology III, L.P., dated February 27, 2015	10-Q	000-14710	4.9	05/04/2016

10.1*	Amended and Restated 2010 Long Term Incentive and Stock Award Plan	8-K	000-14710	10.1	05/24/2017

10.2*	Amended 2015 Employee Share Purchase Plan	8-K	000-14710	10.2	05/24/2017

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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