Form 10-Q
period 2017-09-30
XOMA Corp
filed 2017-11-06
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2017
Common Stock, $0.0075 par value	8,144,077

XOMA CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$47,747	$25,742
Trade and other receivables, net	1,026	566
Prepaid expenses and other current assets	318	852
Total current assets	49,091	27,160
Property and equipment, net	97	1,036
Other assets	522	481
Total assets	$49,710	$28,677

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,046	$5,689
Accrued and other liabilities	1,601	4,215
Accrued restructuring costs	444	3,594
Income taxes payable	1,706	—
Deferred revenue – current	6,287	899
Interest bearing obligations – current	—	17,855
Accrued interest on interest bearing obligations – current	140	254
Total current liabilities	14,224	32,506
Deferred revenue – non-current	17,101	18,000
Interest bearing obligations – non-current	14,322	25,312
Other liabilities – non-current	—	69
Total liabilities	45,647	75,887

Commitments and Contingencies (Note 10)

Stockholders’ equity (deficit):
Preferred stock, $0.05 par value, 1,000,000 shares authorized, 5,003 and 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 8,143,643 and 6,114,145 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	61	46
Additional paid-in capital	1,181,742	1,146,357
Accumulated deficit	(1,177,740)	(1,193,613)
Total stockholders’ equity (deficit)	4,063	(47,210)
Total liabilities and stockholders’ equity (deficit)	$49,710	$28,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
License and collaborative fees	$36,068	$430	$46,993	$3,196
Contract and other	115	205	340	1,844
Total revenues	36,183	635	47,333	5,040

Operating expenses:
Research and development	307	8,674	7,215	35,986
General and administrative	7,255	4,053	17,625	13,138
Restructuring charge (credit)	(29)	—	3,451	15
Total operating expenses	7,533	12,727	28,291	49,139

Income (loss) from operations	28,650	(12,092)	19,042	(44,099)

Other income (expense):
Interest expense	(202)	(982)	(1,108)	(2,991)
Other (expense) income, net	(263)	289	337	585
Revaluation of contingent warrant liabilities	—	260	—	10,455
Loss on extinguishment of debt	(135)	—	(650)	—
Income (loss) before income tax	28,050	(12,525)	17,621	(36,050)
Provision for income taxes	(1,706)	—	(1,706)	—
Net income (loss) and comprehensive income (loss)	$26,344	$(12,525)	$15,915	$(36,050)
Basic net income (loss) available to common stockholders	$16,038	$(12,525)	$6,609	$(36,050)
Diluted net income (loss) available to common stockholders	$16,418	$(12,525)	$6,669	$(36,050)

Basic net income (loss) per share available to common stockholders	$2.06	$(2.08)	$0.89	$(6.00)
Diluted net income (loss) per share available to common stockholders	$1.98	$(2.08)	$0.88	$(6.00)
Weighted average shares used in computing basic net income (loss) per share available to common stockholders	7,786	6,029	7,424	6,010
Weighted average shares used in computing diluted net income (loss) per share available to common stockholders	8,275	6,029	7,617	6,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$15,915	$(36,050)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	289	603
Common stock contribution to 401(k) plan	506	785
Stock-based compensation expense	4,893	6,200
Revaluation of contingent warrant liabilities	—	(10,455)
Amortization of debt issuance costs, debt discount and final payment fee on debt	444	1,075
Loss on extinguishment of debt	650	—
Gain on sale of marketable securities	—	(126)
Net gain on sale and disposal of equipment	(1,123)	—
Unrealized loss on foreign currency exchange	1,447	384
Other	262	79
Changes in assets and liabilities:
Trade and other receivables, net	(460)	3,313
Prepaid expenses and other assets	493	676
Accounts payable and accrued liabilities	(4,247)	(4,100)
Accrued restructuring costs	(3,150)	(440)
Accrued interest on interest bearing obligations	143	175
Income taxes payable	1,706	—
Deferred revenue	(9,857)	(2,306)
Other liabilities	—	(500)
Net cash provided by (used in) operating activities	7,911	(40,687)

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,614	45
Proceeds from sale of marketable securities	—	622
Purchase of property and equipment	(24)	(31)
Net cash provided by investing activities	1,590	636

Cash flows from financing activities:
Proceeds from issuance of common and preferred stock, net of issuance costs	29,959	45
Principal payments ─ debt	(16,380)	(5,057)
Payment of final fee related to loan extinguishment	(1,150)	—
Principal payments ─ capital lease	(51)	(84)
Taxes paid related to net share settlement of equity awards	(41)	—
Net cash provided by (used in) financing activities	12,337	(5,096)

Effect of exchange rate changes on cash	167	(2)

Net increase (decrease) in cash and cash equivalents	22,005	(45,149)
Cash and cash equivalents at the beginning of the period	25,742	65,767
Cash and cash equivalents at the end of the period	$47,747	$20,618

Supplemental cash flow information:
Cash paid for interest	$518	$1,724
Non-cash investing and financing activities:
Repayment of principal and accrued interest under the Servier loan	$14,346	$—
Interest added to principal balance on long-term debt	$236	$194

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

XOMA Corporation (referred to as “XOMA” or the “Company”), a Delaware corporation, has a long history of discovering and developing innovative therapeutics derived from its unique platform of antibody technologies. The Company has historically advanced product candidates into the earlier stages of development and then sought to license product candidates to licensees who assume the responsibilities of later stage development, approval and commercialization. In 2016, XOMA focused its research and development efforts to advancing a portfolio of product candidates that have the potential to treat a variety of endocrine diseases, including the advancement of X358 for the treatment of congenital hyperinsulinism and hypoglycemia in hyperinsulinemic patients following bariatric surgery. In addition, XOMA has historically licensed antibody technologies on a non-exclusive basis to other companies who desire to access the antibody platform for their own discovery efforts. In March 2017, the Company revised its strategy to instead focus on building out its portfolio of programs that are fully funded by other biotechnology and pharmaceutical companies and for which milestone and royalty payments are potentially due.  The result is a focus by the Company on out-licensing its un-partnered product candidates to partners who will continue the development and commercialization of these assets. The Company expects that a significant portion of any future revenue will be based on payments it may receive from its licensees. In addition, the Company intends to acquire potential milestone and royalty revenue streams on additional assets.

Liquidity and Management Plans

The Company has incurred operating losses since its inception resulting in an accumulated deficit of $1.2 billion, it has working capital of $34.9 million and $14.3 million in total outstanding debt at September 30, 2017. As of June 30, 2017, there was a substantial doubt about the Company’s ability to continue as a going concern since it did not have sufficient financial resources available to fund its operations and make scheduled loan payments beyond August 2018. The Company alleviated this concern in August 2017, when it entered into license agreements with Novartis Pharma AG (“Novartis AG”) in which the Company received total cash proceeds of $25.7 million. Concurrently, Novartis AG settled the Company’s outstanding debt with Les Laboratories Servier (“Servier Loan”) and extended the maturity date of the Company’s debt to Novartis Institutes for BioMedical Research, Inc. (“NIBR”) from September 30, 2020 to September 30, 2022 (see Notes 4 and 8).   In conjunction with the license agreements, the Company and Novartis AG also entered into a common stock purchase agreement in which the Company received total cash proceeds of $5.0 million (see Note 12). As of September 30, 2017, the Company had $47.7 million in cash and cash equivalents, which is available to fund its operations through the next 12 months from the date the condensed consolidated financial statements are issued.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, debt amendments, long-lived assets, restructuring liabilities, legal contingencies, and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Under the Company’s contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), the Company billed NIAID using NIH’s provisional rates and thus is subject to future audits at the discretion of NIAID’s contracting office. These audits can result in an adjustment to revenue previously reported which potentially could be significant. In March 2016, the Company effected the novation of its remaining active contract with NIAID to Ology Bioservices, Inc. (“Ology Bioservices”) (formerly known as Nanotherapeutics, Inc.) (see Note 6). The billings made prior to the effective date of the novation of such contract are still subject to future audits, which may result in significant adjustments to reported revenues.

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

The Company recognizes revenue from its license and collaboration arrangements, and royalties. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. In order to account for the multiple-element arrangements, the Company identifies the deliverables included within the arrangement and evaluates which deliverables represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. The consideration received is allocated among the separate units of accounting based on their respective fair values and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

Contract and Other Revenues

Contract revenue for research and development involved the Company providing research and development services to collaborative parties or others. Cost reimbursement revenue under collaborative agreements was recorded as contract and other revenues and was recognized as the related research and development costs were incurred, as provided for under the terms of these agreements. Revenue for certain contracts was accounted for by a proportional performance, or output-based, method where performance was based on estimated progress toward elements defined in the contract. The amount of contract revenue and related costs recognized in each accounting period were based on management’s estimates of the proportional performance during the period. Adjustments to estimates based on actual performance were recognized on a prospective basis and did not result in reversal of revenue should the estimate to complete be extended.

Up-front fees associated with contract revenue were recorded as license and collaborative fees and were recognized in the same manner as the final deliverable, which was generally ratably over the period of the continuing performance obligation. Given the uncertainties of research and development collaborations, significant judgment was required to determine the duration of the arrangement.

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

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three months ended September 30, 2017, one customer represented 98% of total revenues. For the nine months ended September 30, 2017, one customer represented 96% of total revenues. For the three months ended September 30, 2016, three customers represented 51%, 37% and 12% of total revenues, respectively. For the nine months ended September 30, 2016, four customers represented 30%, 21%, 18%, and 10% of total revenues, respectively. As of September 30, 2017, two customers represented 55% and 45% of the trade receivables balance. As of December 31, 2016, one customer represented 85% of the trade receivables balance.

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

3. Condensed Consolidated Financial Statements Detail

Cash and Cash Equivalents

As of September 30, 2017, cash and cash equivalents consisted of demand deposits of $7.9 million and money market funds of $39.8 million with maturities of less than 90 days at the date of purchase. As of December 31, 2016, cash and cash equivalents consisted of demand deposits of $21.5 million and money market funds of $4.2 million with maturities of less than 90 days at the date of purchase.

Trade and Other Receivables, net

Trade receivables are stated at their net realizable value. Specific allowances are recorded for doubtful accounts or based on other available information. The Company reviews its exposure to accounts receivable, including the requirement for allowances based on management’s judgment. The Company has not historically experienced any significant losses.

Trade and other receivables consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Trade receivables, net	$913	$474
Other receivables	113	92
Trade and other receivables, net	$1,026	$566

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Equipment and furniture	$722	$14,023
Leasehold improvements	334	554
	1,056	14,577
Less: Accumulated depreciation and amortization	(959)	(13,541)
Property and equipment, net	$97	$1,036

During the nine months ended September 30, 2017, the Company completed the sale of equipment and disposal of certain equipment located in one of its leased facilities for total proceeds of $1.6 million. The total carrying value of the equipment sold and disposed of was $0.1 million and $0.5 million during the three and nine months ended September 30, 2017, respectively. Accordingly, the Company recorded a loss of $0.1 million and a gain of $1.1 million on the sale and disposal of equipment in the other income (expense), net in its condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2017, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued payroll and other benefits	$151	$1,582
Accrued clinical trial costs	—	458
Accrued incentive compensation	396	—
Accrued legal and accounting fees	231	385
Deferred rent	746	707
Other	77	1,083
Total	$1,601	$4,215

Net Income (Loss) Per Share Available to Common Stockholders

The following is a reconciliation of the numerator (net income or loss) and the denominator (number of shares) used in the calculation of basic and diluted net income (loss) per share available to common stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator
Net income (loss)	$26,344	$(12,525)	$15,915	$(36,050)
Less: Deemed dividend on convertible preferred stock	—	—	(5,603)	—
Less: Allocation of undistributed earnings to participating securities	(10,306)	—	(3,703)	—
Net income (loss) available to common stockholders, basic	$16,038	$(12,525)	$6,609	$(36,050)
Adjustments to undistributed earnings allocated to participating securities	380	—	60	—
Net income (loss) available to common stockholders, diluted	$16,418	$(12,525)	$6,669	$(36,050)
Denominator
Weighted average shares outstanding used for basic net income (loss) per share available to common stockholders	7,786	6,029	7,424	6,010
Effect of dilutive stock options	489	—	193	—
Weighted average shares outstanding used for diluted net income (loss) per share available to common stockholders	8,275	6,029	7,617	6,010

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Convertible preferred stock (as converted)	—	—	4,160	—
Common stock options and RSUs	313	558	753	549
Warrants for common stock	19	917	139	915
Total	332	1,475	5,052	1,464

4. Collaborative, Licensing and Other Arrangements

Novartis

On September 30, 2015, the Company and Novartis International Pharmaceutical Ltd. (“Novartis”) entered into a license agreement (the “License Agreement”) under which the Company granted Novartis an exclusive, world-wide, royalty-bearing license to the Company’s anti-transforming growth factor beta (TGFβ) antibody program (the “anti-TGFβ Program”). Under the terms of the License Agreement, Novartis has worldwide rights to the anti-TGFβ Program and is responsible for the development and commercialization of antibodies and products containing antibodies arising from the anti-TGFβ Program. Within 90 days of the execution of the License Agreement, the Company completed the transfer of certain proprietary know-how, materials and inventory relating to the anti-TGFβ Program to Novartis.

Under the License Agreement, the Company received a $37.0 million upfront fee. The Company is also eligible to receive up to a total of $480.0 million in development, regulatory and commercial milestones. Any such payments will be treated as contingent consideration and recognized as revenue when they are achieved, as the Company has no performance obligations under the License Agreement beyond the initial 90-day period. During the nine months ended September 30, 2017, Novartis achieved a clinical development milestone pursuant to the License Agreement and, as a result, the Company earned a $10.0 million milestone payment which was recognized as license and collaborative fees in the condensed consolidated statement of comprehensive income (loss).

On August 24, 2017 (the “Effective Date”), the Company and Novartis AG entered into a license agreement (the “XOMA-052 License Agreement”) under which the Company granted to Novartis AG an exclusive, worldwide, royalty-bearing license to gevokizumab, a novel anti-Interleukin-1 (“IL-1”) beta allosteric monoclonal antibody (the “Antibody”) and related know-how and patents (altogether, the “XOMA IP”). Under the terms of the XOMA-052 License Agreement, Novartis AG will be solely responsible for the development and commercialization of the Antibody and products containing the Antibody. Within 90 days of the Effective Date, the Company will transfer certain proprietary know-how, process, materials and inventory relating to the XOMA IP to Novartis AG.

On August 24, 2017, pursuant to a separate agreement (the “IL-1 Beta Target Agreement”), the Company granted to Novartis AG non-exclusive licenses to its intellectual property covering the use of IL-1 beta targeting antibodies in the treatment and prevention of cardiovascular disease and other diseases and conditions, and an option to obtain an exclusive license (the “Exclusivity Option”) to such intellectual property for the treatment and prevention of cardiovascular disease. The Company also granted Novartis AG the right of first negotiation with respect to certain transactions relating to the licensed intellectual property.

Under the XOMA-052 License Agreement, the Company received total consideration of $30.0 million for the license and rights granted to Novartis AG. Of the total consideration, $15.7 million was paid in cash and $14.3 million (equal to €12.0 million) was paid by NIBR, on behalf of the Company, to settle the Company’s Servier Loan. In addition, NIBR extended the maturity date on the Company’s debt to Novartis (see Note 8). The Company also received $5.0 million cash related to the sale of 539,131 shares of the Company’s common stock, at a price per share of $9.2742. The fair market value of the common stock issued to Novartis was $4.8 million, based on the closing stock price of $8.93 per share on August 24, 2017, resulting in a $0.2 million premium paid to the Company (see Note 12). Based on the achievement of pre-specified criteria, the Company also is eligible to receive up to $438.0 million in development, regulatory and commercial milestones. The Company is also eligible to receive royalties on sales of licensed products, which are tiered based on sales levels and range from the high single digits to mid-teens. Under the IL-1 Beta Target Agreement, the Company received an upfront cash payment of $10.0 million. In addition, the Company is eligible to receive low single-digit royalties on canakinumab sales in cardiovascular indications. Should Novartis AG exercise the Exclusivity Option, the royalties on canakinumab sales will increase to the mid-single digits.

The XOMA-052 License Agreement and IL-1 Beta Target Agreement are being accounted for as one arrangement because they were entered into at the same time in contemplation of each other. The Company concluded that there are multiple deliverables under the arrangements which consist of (i) the licenses to IL-1 beta targeting antibodies, (ii) the license to gevokizumab antibody and (iii) the transfer of know-how, process, materials and inventory related the gevokizumab antibody. The Company concluded that the license to the gevokizumab antibody and the related transfer of know-how process, materials and inventory each do not have stand-alone value. Accordingly, the Company combined these two deliverables into a single unit of accounting. The Company determined that the Exclusivity Option is a substantive option and not priced at a significant and incremental discount. Therefore, the Company concluded that the Exclusivity Option is not a deliverable. The agreements were evaluated pursuant to the provisions of the multiple-element arrangement guidance in determining how to recognize the revenue associated with each unit of account. The total arrangement consideration received from Novartis AG is $40.2 million and consists of the $25.7 million upfront cash payment, the $14.3 million Servier Loan payoff and the $0.2 million premium on the sale of the common stock. The total arrangement consideration is allocated to each unit of account based on their relative selling prices. Revenue is recognized as the revenue recognition criteria are met for each identified unit of account. During the three months ended September 30, 2017, the Company recognized revenue of $31.9 million related to the licenses to IL-1 beta targeting antibodies and $3.5 million related to the amortization of deferred revenue allocated to the license to the gevokizumab antibody and transfer of related XOMA IP. As of September 30, 2017, the Company had a current deferred revenue balance of $4.8 million related to the XOMA-052 License Agreement.

The Company determined that future contingent payments that may be received related to development, regulatory and sales milestones under the XOMA-052 License Agreement are based on the performance of Novartis AG and do not meet the definition of substantive milestones under the accounting guidance. Accordingly, revenue for the achievement of these milestones will be recognized in the period when the milestone is achieved. As of September 30, 2017, the Company has not recognized any milestone payments under the XOMA-052 License Agreement. The Company expects to recognize royalty revenue in the period of sale of the related products, based on the underlying contract terms.

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

There was no revenue recognized from this Collaboration Agreement for the three months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017 and 2016, the Company recorded revenue of zero and $0.3 million, respectively, from this Collaboration Agreement.

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

In March 2016, the Company effected a novation of the NIAID Contract to Ology Bioservices. The novation was effected upon obtaining government approval to transfer the NIAID Contract to Ology Bioservices pursuant to the asset purchase agreement executed in November 2015 (see Note 6). There was no revenue recognized under this contract for the three months ended September 30, 2017 and 2016, respectively. The Company recognized revenue of zero and $1.1 million under this contract for the nine months ended September 30, 2017 and 2016, respectively.

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

The Company classified the proceeds received from HCRP as deferred revenue, to be recognized as contract and other revenue over the life of the license agreements because of the Company's limited continuing involvement in the Acquisition Agreements. Such limited continuing involvement is related to the Company’s undertaking to cooperate with HCRP in the event of litigation or a dispute related to the license agreements. Because the transaction was structured as a non-cancellable sale, the Company does not have significant continuing involvement in the generation of the cash flows due to HCRP and there are no guaranteed rates of return to HCRP, the Company recorded the total proceeds of $18.0 million as deferred revenue. The Company allocated the total proceeds between the two Acquisition Agreements based on the relative fair value of expected payments to be made to HCRP under the license agreements. The deferred revenue is being recognized as contract and other revenue over the life of the underlying license agreements under the "units-of-revenue" method. Under this method, amortization for a reporting period is calculated by computing a ratio of the allocated proceeds received from HCRP to the payments expected to be made by the licensees to HCRP over the term of the Acquisition Agreements, and then applying that ratio to the period’s cash payment. The Company recognized $0.1 million and $0.3 million as contract and other revenue under these arrangements during the three months and nine months ended September 30, 2017, respectively. As of September 30, 2017, the current and non-current portion of the remaining deferred revenue was $0.6 million and $17.1 million, respectively. As of December 31, 2016, the Company classified the $18.0 million as non-current deferred revenue.

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at September 30, 2017 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$39,811	$—	$—	$39,811

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$4,161	$—	$—	$4,161

(1)	Included in cash and cash equivalents

During the nine-month period ended September 30, 2017, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The estimated fair value of the Company’s outstanding interest-bearing obligations is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding interest-bearing obligations at September 30, 2017, and December 31, 2016, are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Hercules term loan	$—	$—	$16,850	$16,453
Novartis note	14,322	14,018	14,086	13,836
Servier loan	—	—	12,231	12,242
Total	$14,322	$14,018	$43,167	$42,531

6. Dispositions

On November 4, 2015, XOMA and Ology Bioservices entered into an asset purchase agreement under which Ology Bioservices agreed to acquire XOMA’s biodefense business and related assets (including, subject to government approval, certain contracts with the U.S. government), and to assume certain liabilities of XOMA. As part of the transaction, the parties entered into an intellectual property license agreement (the “Ology Bioservices License Agreement”), under which XOMA agreed to license to Ology Bioservices certain intellectual property rights related to the purchased assets. Under the Ology Bioservices s License Agreement, the Company is eligible to receive contingent consideration up to a maximum of $4.5 million in cash and 23,008 shares of common stock of Ology Bioservices, based upon Ology Bioservices achieving certain specified future operational objectives. In addition, the Company is eligible to receive 15% royalties on net sales of any future Ology Bioservices products covered by or involving the related patents or know-how.

On March 17, 2016, the Company effected a novation of the NIAID Contract to Ology Bioservices. On March 23, 2016, the Company completed the transfer of the NIAID Contract and certain related third-party service contracts and materials, and the grant of exclusive and non-exclusive licenses for certain of its patents and general know-how to Ology Bioservices. The Company believes that the NIAID Contract and certain related third-party service contracts and materials related to the biodefense program transferred to Ology Bioservices include a sufficient number of key inputs and processes necessary to generate output from a market participant’s perspective. Accordingly, the Company has determined that such assets qualify as a business. The transaction had no impact on the Company’s consolidated financial statements as of, and for the year ended, December 31, 2016.

In February 2017, the Company executed an Amendment and Restatement to both the asset purchase agreement and Ology Bioservices License Agreement primarily to (i) remove Ology Bioservices’ obligation to issue 23,008 shares to the Company of its common stock under the asset purchase agreement, and (ii) revise the payment schedule related to the timing of the $4.5 million cash payments due to the Company under the Ology Bioservices License Agreement. Of the $4.5 million, $3.0 million is contingent upon Ology Bioservices achieving certain specified future operating objectives. In the first quarter of 2017, the Company was entitled to receive $1.6 million under the agreement. During the third quarter of 2017, Ology Bioservices achieved the specified operating objectives and the Company earned the $3.0 million milestone payment. Based on the payment terms pursuant to the amended Ology Bioservices License Agreement, the Company was entitled to receive $4.6 million. Of the $4.6 million, the Company received $0.3 million and $0.7 million during the three and nine months ended September 30, 2017, respectively, which was recognized as other income in the condensed consolidated statements of comprehensive income (loss). As the amended Ology Bioservices License Agreement involves extended payment terms, the remaining $3.9 million, of which $2.7 million is related to the milestone and due in monthly installments and $1.2 million is due in quarterly installments through September 2018, will be recognized as other income as the payments are received.

7. Restructuring Charges

On December 19, 2016, the Board of Directors approved a restructuring of the Company’s business based on its decision to focus the Company’s efforts on clinical development, with an initial focus on the X358 clinical programs. The restructuring included a reduction-in-force in which the Company terminated 57 employees (the “2016 Restructuring”). In addition, effective December 21, 2016, the Company’s Chief Executive Officer retired from his position. In early 2017, the Company further revised its strategy to prioritize out-licensing activities and further curtail research and development spending (the “2017 Restructuring”) and terminated five additional employees.

During the three and nine months ended September 30, 2017, the Company recorded a credit of $29,000 and a charge of $3.5 million, respectively, related to severance, other termination benefits and outplacement services in connection with the workforce reductions resulting from the 2017 Restructuring and 2016 Restructuring activities. During the nine months ended September 30, 2017, the Company paid a total of $6.6 million associated with the 2017 Restructuring and 2016 Restructuring activities. Of the remaining accrued restructuring of $0.4 million, the Company expects to pay $0.3 million in the remainder of 2017 and the remaining $0.1 million related to executive severance will continue to be paid through March 2018.

The following table summarizes the accrued restructuring costs on the condensed consolidated balance sheet as of September 30, 2017 (in thousands):

Employee Severance
and Other Benefits
Balance at December 31, 2016	$3,594
Restructuring charges, net	3,451
Cash payments	(6,601)
Balance at September 30, 2017	$444

8. Long-Term Debt

Novartis Note

In May 2005, the Company executed a secured note agreement (the “Note Agreement”) with Novartis AG, which was due and payable in full in June 2015. Under the Note Agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis AG, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrued at six-month LIBOR plus 2%, which was equal to 3.44% at September 30, 2017 and is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments could be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount did not exceed $50.0 million. The Company made this election for all interest payments. Loans under the Note Agreement were secured by the Company’s interest in its collaboration with Novartis AG, including any payments owed to it thereunder. Pursuant to the terms of the arrangement as restructured in November 2008, the Company did not make any additional borrowings under the Novartis AG note.

In June 2015, the Company and Novartis Vaccines and Diagnostics, Inc. (“NVDI”) agreed to extend the maturity date of the Note Agreement from June 21, 2015, to September 30, 2015 (the “June 2015 Extension Letter”). On September 30, 2015, concurrent with the execution of a license agreement with Novartis, XOMA and NIBR, who assumed the rights to the note from NVDI executed an amendment to the June 2015 Extension Letter (the “Secured Note Amendment”) under which the parties further extended the maturity date of the June 2015 Extension Letter from September 30, 2015 to September 30, 2020, and eliminated the mandatory prepayment previously required to be made with certain proceeds of pre-tax profits and royalties. In addition, upon achievement of a specified development and regulatory milestone, the then-outstanding principal amount of the Note Agreement will be reduced by $7.3 million rather than the Company receiving such amount as a cash payment. All other terms of the original Note Agreement remain unchanged.

On September 22, 2017, in connection with the XOMA-052 License Agreement with Novartis AG, the Company and NIBR executed an amendment to the Secured Note Amendment under which the parties further extended the maturity date of the Secured Note Amendment from September 30, 2020 to September 30, 2022. All other terms of the Secured Note Amendment and original Note Agreement remain unchanged. The Company determined that the amendment resulted in a debt modification. As a result, the Secured Note Amendment will continue to be accounted for using the effective interest method, with a new effective interest rate based on revised cash flows calculated on a prospective basis upon the execution of the amendment.

As of September 30, 2017 and December 31, 2016, the outstanding principal balance under the Secured Note Amendment was $14.3 million and $14.1 million, respectively, and was included in interest bearing obligations – non-current in the accompanying consolidated balance sheets.

Servier Loan Agreement

In December 2010, in connection with the Collaboration Agreement entered into with Servier, the Company executed a loan agreement with Servier (the “Servier Loan Agreement”), which provided for an advance of up to €15.0 million. The loan was fully funded in January 2011, with the proceeds converting to approximately $19.5 million. The loan was secured by an interest in XOMA’s intellectual property rights to gevokizumab and its use in indications worldwide, excluding certain rights in the U.S. and Japan. Interest was calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subjected to a cap. The interest rate was reset semi-annually in January and July of each year. Interest for the six-month period from mid-January 2017 through mid-July 2017 was reset to 1.77%. Interest for the six-month period from mid-July 2017 through mid-January 2018 was reset to 1.73%. Interest was payable semi-annually.

On January 9, 2015, Servier and the Company entered into Amendment No. 2 (the “Loan Amendment”) to the Servier Loan Agreement initially entered into on December 30, 2010 and subsequently amended by a Consent, Transfer, Assumption and Amendment Agreement entered into as of August 12, 2013. The Loan Amendment extended the maturity date of the loan from January 13, 2016 to three tranches of principal to be repaid as follows: €3.0 million on January 15, 2016, €5.0 million on January 15, 2017, and €7.0 million on January 15, 2018. All other terms of the Servier Loan Agreement remained unchanged. The loan would be immediately due and payable upon certain customary events of default. In January 2016, the Company made payments of €3.0 million in principal and €0.2 million in accrued interest to Servier.

In January 2017, the Company entered into Amendment No. 3 to the Servier Loan Agreement (the “Amendment No. 3”). The Amendment No. 3 extended the maturity date of the portion of the loan equal to €5.0 million due on January 15, 2017 to July 15, 2017. The other terms of the Servier Loan Agreement remained unchanged. The Company determined that Amendment No. 3 resulted in a debt modification. As a result, the loan continued to be accounted for using the effective interest method, with a new effective interest rate based on revised cash flows calculated on a prospective basis upon the execution of the Amendment No. 3.

Upon initial issuance, the loan had a stated interest rate lower than the market rate based on comparable loans held by similar companies, which represented additional value to the Company. The Company recorded this additional value as a discount to the carrying value of the loan amount, at its fair value of $8.9 million. The fair value of this discount, which was determined using a discounted cash flow model, represented the differential between the stated terms and rates of the loan, and market rates. Based on the association of the loan with the Collaboration Agreement, the Company recorded the offset to this discount as deferred revenue.

The loan discount was amortized to interest expense under the effective interest method over the remaining life of the loan. The loan discount balance at the time of the Loan Amendment was $1.9 million, which was being amortized over the remaining term of the Loan Amendment. The loan discount balance at the time of Amendment No. 3 was $0.4 million, which was being amortized over the remaining term of the loan. The Company recorded non-cash interest expense resulting from the amortization of the loan discount of $0.2 million and $0.2 million, for the three months ended September 30, 2017 and 2016, respectively. The Company recorded non-cash interest expense resulting from the amortization of the loan discount of $0.4 million and $0.5 million, for the nine months ended September 30, 2017 and 2016, respectively. At December 31, 2016, the net carrying value of the loan was $12.2 million. For the three and nine months ended September 30, 2017, the Company recorded unrealized foreign exchange gains of $4,000 and $25,000, respectively, related to the re-measurement of the loan discount. For the three and nine months ended September 30, 2016, the Company recorded unrealized foreign exchange gains of $6,000 and $26,000, respectively, related to the re-measurement of the loan discount.

The outstanding principal balance under this loan was $12.6 million, using a euro to US dollar exchange rate of 1.052 as of December 31, 2016. The Company recorded unrealized foreign exchange losses of $0.6 million and $1.7 million for the three and nine months ended September 30, 2017, respectively, related to the re-measurement of the loan. The Company recorded an unrealized foreign exchange losses of $0.1 million and $0.4 million for the three and nine months ended September 30, 2016, respectively, related to the re-measurement of the loan.

On August 25, 2017, NIBR settled the Servier Loan in cash by paying directly to Servier $14.3 million which represented the outstanding balance of the loan based on a euro to dollar exchange rate of 1.1932. The funds that NIBR paid directly to Servier were a portion of the upfront payment due to XOMA under the XOMA-052 License Agreement (see Note 4). As a result of the debt being fully paid, the intellectual property securing the Servier Loan Agreement was released. A loss on extinguishment of $0.1 million from the payoff of the loan was recognized in the condensed consolidated statement of comprehensive income (loss) during the three and nine months ended September 30, 2017.

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

The Company incurred debt issuance costs of $0.5 million in connection with the Hercules Term Loan. The Company was required to pay a final payment fee equal to $1.2 million on the maturity date, or such earlier date as the term loan was paid in full. The debt issuance costs and final payment fee were being amortized and accreted, respectively, to interest expense over the term of the loan using the effective interest method. The Company recorded non-cash interest expense resulting from the amortization of the debt issuance costs and accretion of the final payment of zero and $0.2 million for the three and nine months ended September 30, 2017, respectively. The Company recorded non-cash interest expense resulting from the amortization of the debt issuance costs and accretion of the final payment of $0.2 million and $0.5 million for the three and nine months ended September 30, 2016, respectively.

As of December 31, 2016, the outstanding principal balance of the Hercules Term Loan was $17.5 million, and the net carrying value was $16.9 million.

On March 21, 2017, the Hercules Term Loan was paid in full and the Company was not required to pay the 1% prepayment charge due pursuant to the terms of the loan. A loss on extinguishment of $0.5 million from the payoff of the Hercules Term Loan was recognized in the condensed consolidated statement of comprehensive income (loss) during the nine months ended September 30, 2017.

In connection with the Hercules Term Loan, the Company issued unregistered warrants that entitle Hercules to purchase up to an aggregate of 9,063 unregistered shares of XOMA common stock at an exercise price equal to $66.20 per share. These warrants were exercisable immediately and have a five-year term expiring in February 2020. The Company allocated the aggregate proceeds of the Hercules Term Loan between the warrants and the debt obligation. The estimated fair value of the warrants issued to Hercules of $0.5 million was determined using the Black-Scholes Model and was recorded as a discount to the debt obligation. The debt discount was being amortized over the term of the loan using the effective interest method. The warrants are classified in stockholders’ deficit on the condensed consolidated balance sheets. As of September 30, 2017, all of these warrants were outstanding.

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense in the condensed consolidated statements of comprehensive income (loss) relates to the following debt instruments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Hercules term loan	$—	$651	$311	$2,001
Servier loan	76	223	431	674
Novartis note	126	104	362	299
Other	—	4	4	17
Total interest expense	$202	$982	$1,108	$2,991

9. Common Stock Warrants

As of September 30, 2017 and December 31, 2016, the following common stock warrants were outstanding:

Issuance Date	Expiration Date	Balance Sheet Classification	Exercise Price per Share	September 30, 2017	December 31, 2016
March 2012	March 2017	Contingent warrant liability	$35.20	—	479,277
September 2012	September 2017	Stockholders' equity (deficit)	$70.80	—	1,967
February 2015	February 2020	Stockholders' equity (deficit)	$66.20	9,063	9,063
February 2016	February 2021	Stockholders' equity (deficit)	$15.40	8,249	8,249
				17,312	498,556

In March 2012, in connection with an underwritten offering, the Company issued five-year warrants to purchase 741,729 shares of the Company’s common stock at an exercise price of $35.20 per share. These warrants contained provisions that were contingent on the occurrence of a change in control, which could conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their estimated fair value using the Black-Scholes Model on the date of such change in control. Due to these provisions, the Company accounted for the warrants issued in March 2012 as a liability at estimated fair value. In addition, the estimated fair value of the liability related to the warrants was revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability would be reclassified to stockholders' (deficit) equity at its then estimated fair value, or expiration of the warrants. In March 2017, all of these warrants expired unexercised.

10. Legal Proceedings, Commitments and Contingencies

Collaborative Agreements, Royalties and Milestone Payments

The Company has committed to make potential future “milestone” payments to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones by the Company’s licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $15.5 million (assuming one product per contract meets all milestones events) have not been recorded on the accompanying consolidated balance sheets. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.

Lease Agreement

The Company leases facilities and office equipment under operating leases expiring on various dates through April 2023. These leases require the Company to pay taxes, insurance, maintenance and minimum lease payments. For each facility lease, the Company has two successive renewal options to extend the lease for five years upon the expiration of the initial lease term.

In September 2017, the Company entered into a lease agreement for an office facility in Emeryville, California. The lease has a term of 63 months and commenced on October 1, 2017. Under the lease agreement the Company will make total lease payments of $1.3 million through November 2022. The Company accounts for the new lease as an operating lease.

Legal Proceedings

On July 24, 2015, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Markette v. XOMA Corp., et al. (Case No. 3:15-cv-3425) against the Company, its Chief Executive Officer and its Chief Medical Officer. The complaint asserts that all defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5, by making materially false or misleading statements regarding the Company’s EYEGUARD-B study between November 6, 2014 and July 21, 2015. The plaintiff also alleges that Messrs. Varian and Rubin violated Section 20(a) of the Exchange Act. The plaintiff seeks class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On May 13, 2016, the Court appointed a lead plaintiff and lead counsel. The lead plaintiff filed an amended complaint on July 8, 2016 asserting the same claims and adding a former director as a defendant. On September 2, 2016, the defendants filed a motion to dismiss with prejudice the amended complaint. The plaintiff filed his opposition to the motion to dismiss on October 7, 2016. The defendants filed a reply on October 21, 2016. The judge in the case has advised that he will rule on the motion based on those pleadings, but has not yet issued a ruling. On May 26, 2017, the judge ordered supplemental briefing on the motion to dismiss based on a recent decision issued in the United States Court of Appeals for the Ninth Circuit, City of Dearborn Heights Act 345 Police & Retirement Sys. v. Align Tech., Inc., 2017 WL 1753276 (9th Cir. May 5, 2017).  The parties filed supplemental briefs on June 9, 2017. On September 28, 2017, the Court granted defendants’ motion to dismiss with leave to amend. On October 24, 2017, the parties filed a Joint Stipulation, agreeing to dismiss the action.  On October 25, 2017, the Court granted the Stipulation, issuing an Order of Dismissal.  The Order dismisses the action with prejudice with respect to the named Plaintiff’s individual claims and without prejudice with respect to unnamed class members.

On October 1, 2015, a stockholder purporting to act on the behalf of the Company, filed a derivative lawsuit in the Superior Court of California for the County of Alameda, purportedly asserting claims on behalf of the Company against certain of its officers and the members of Board of Directors of the Company, captioned Silva v. Scannon, et al. (Case No. RG15787990). The lawsuit asserts claims for breach of fiduciary duty, corporate waste and unjust enrichment based on the dissemination of allegedly false and misleading statements related to the Company’s EYEGUARD-B study. The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to the Company’s corporate governance and internal procedures. This action has been stayed pending further developments in the securities class action. Management believes that the allegations have no merit and intends to vigorously defend against the claims. Currently, the Company does not believe that the outcome of this matter will have a material adverse effect on its business or financial condition. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

On November 16 and November 25, 2015, two derivative lawsuits were filed purportedly on the Company’s behalf in the United States District Court for the Northern District of California, captioned Fieser v. Van Ness, et al. (Case No. 4:15-CV-05236-HSG) and Csoka v. Varian, et al. (Case No. 3:15-cv-05429-SI), against certain of the Company’s officers and members of its Board of Directors. The lawsuits assert claims for breach of fiduciary duty and other violations of law based on the dissemination of allegedly false and misleading statements related to the Company’s EYEGUARD-B study. Plaintiffs seek unspecified monetary damages and other relief including reforms and improvements to the Company’s corporate governance and internal procedures. Both actions have been stayed pending further developments in the securities class action. Management believes the allegations have no merit and intends to vigorously defend against the claims. Currently, the Company does not believe that the outcome of this matter will have a material adverse effect on its business or financial condition. The Company cannot reasonably estimate the possible loss or range of loss that may arise from this lawsuit.

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

Stock Options

In February 2017, the Board of Directors approved a grant of 1,018,000 stock options to members of the Board of Directors, executives, and non-executive employees, subject to approval by the Company’s stockholders of an increase in the available shares under the Long Term Incentive Plan at the 2017 Annual Meeting of Stockholders. In May 2017, the shareholders approved the increase in the number of shares available for issuance under the Company’s Long Term Incentive Plan and 998,000 stock options were issued upon approval. As such, the stock options approved for grant in February 2017 were not deemed granted for accounting purposes until May 2017. The stock options granted to the non-employee board members and non-executive employees vest monthly over three years from the grant date. The stock options granted to the executives contain a combination of time-based and corporate performance-based vesting conditions. Stock-based compensation expense associated with the corporate performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. As of September 30, 2017, the achievement of certain corporate-based milestones was deemed probable and therefore the related expense is being recognized over the remaining service period. During the three and nine months ended September 30, 2017, the Company recognized stock-based compensation expense of $0.5 million and $0.7 million, respectively, related to stock options with performance-based vesting criteria.

The stock options generally vest monthly over three to four years for employees and one year for directors. Stock options held by employees who qualify for retirement age (defined as employees that are a minimum of 55 years of age and the sum of their age plus years of full-time employment with the Company exceeds 70 years) vest on the earlier of scheduled vest date or the date of retirement. The fair value of the stock options granted during the three and nine months ended September 30, 2017 and 2016, was estimated based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Dividend yield	0%	0%	0%	0%
Expected volatility	100%	102%	100%	103%
Risk-free interest rate	1.88%	1.13%	1.79%	1.14%
Expected term	5.6 years	5.6 years	5.6 years	5.6 years

Stock option activity for the nine months ended September 30, 2017, was as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	568,292	$77.70
Granted	1,095,722	5.08
Exercised	(6,458)	4.50
Forfeited, expired or cancelled	(189,141)	58.28
Outstanding at September 30, 2017	1,468,415	$26.33	$8.56	$17,448
Exercisable at September 30, 2017	399,969	$81.48	$6.39	$2,120

Of the stock options outstanding as of September 30, 2017, 412,500 were granted subject to performance objectives tied to the achievement of corporate goals set by the Compensation Committee of the Company’s Board of Directors and will vest in full or part based on achievement of such goals. As of September 30, 2017, the Company did not consider achievement of certain of the performance objectives to be probable and therefore the Company did not include any stock-based compensation expense for those stock options. As of September 30, 2017, the grant date fair value of awards outstanding for which the Company determined that it was not probable that it will achieve the goals was $0.7 million.

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

RSU activity for the nine months ended September 30, 2017, is summarized below:

		Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value
Unvested at January 1, 2017	91,228	$39.82
Granted	11,799	$4.67
Vested	(60,886)	$37.12
Forfeited	(22,142)	$45.45
Unvested at September 30, 2017	19,999	$21.04

Stock-based Compensation Expense

The following table shows total stock-based compensation expense for stock options, RSUs and ESPP in the condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$102	$802	$774	$2,796
General and administrative	1,936	927	4,119	3,404
Total stock-based compensation expense	$2,038	$1,729	$4,893	$6,200

12. Capital Stock

Biotechnology Value Fund Financing

In February 2017, the Company sold 1,200,000 shares of its common stock and 5,003 shares of Series X convertible preferred stock directly to Biotechnology Value Fund, L.P. and certain of its affiliates (“BVF”) in a registered direct offering, for aggregate net cash proceeds of $24.9 million.

BVF purchased the shares of common stock from the Company at a price of $4.03 per share, the closing stock price on the date of purchase. Each share of Series X convertible preferred stock has a stated value of $4,030 per share and is convertible into 1,000 shares of registered common stock based on a conversion price of $4.03 per share of common stock. The total number of shares of common stock issued upon conversion of all issued Series X convertible preferred stock will be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which is initially set at 19.99% of the total common stock then issued and outstanding immediately following the conversion of such shares. As of September 30, 2017, BVF owned approximately 18.5% of the Company’s total outstanding shares, and if all of the Series X convertible preferred shares were converted, BVF would own 49.5% of the Company’s total outstanding common shares. As of September 30, 2017, none of the preferred stock has been converted into shares of the Company’s common stock.

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

ATM Agreements

On November 12, 2015, the Company entered into an At Market Issuance Sales Agreement (the “2015 ATM Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell from time to time at its sole discretion shares of its common stock through Cowen as its sales agent, in an aggregate amount not to exceed $75 million. Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the Company’s common stock or to or through a market maker. Cowen also may sell the shares in privately negotiated transactions, subject to the Company’s prior approval. The Company will pay Cowen a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2015 ATM Agreement. For the nine months ended September 30, 2017, the Company sold a total of 110,252 shares of common stock under the ATM Agreement for aggregate gross proceeds of $0.6 million. Total offering costs of $0.2 million were offset against the proceeds upon sale of common stock.

Common Stock Purchase Agreement

In August 2017, in connection with the XOMA-052 License Agreement, the Company and Novartis AG entered into a Common Stock Purchase Agreement under which Novartis AG purchased 539,131 shares of the Company’s common stock, at a price per share of $9.2742 for the aggregate purchase price of $5.0 million in cash. The fair market value of the common stock issued to Novartis AG was $4.8 million, based on the closing stock price of $8.93 per share on the effective date of the Common Stock Purchase Agreement, or August 24, 2017. The excess of the purchase price over the fair market value of the common stock represents a premium of $0.2 million which was accounted for as additional consideration to the license agreements (See Note 4 for further discussion). The shares issued to Novartis AG are unregistered securities and the Company agreed to use commercially reasonable efforts to make and keep public information available and timely file all reports and other documents with the SEC as required of the Company under the Securities Exchange Act of 1934, as amended.  If, after the six month anniversary of the closing of the Common Stock Purchase Agreement, the shares of common stock continue to be restricted securities for purposes of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), upon a request by Novartis, the Company will use commercially reasonable efforts to register the shares for resale under the Securities Act on a registration statement on Form S-3, to be filed within 60 days of the written request, and will use commercially reasonable efforts to keep such registration statement continuously effective under the Securities Act until the date all of the shares of common stock covered by such registration statement have been sold or can be sold publicly without restriction or limitation under Rule 144.

13. Income Taxes

The Company’s provision for income taxes for the three and nine months ended September 30, 2017 differs from the amounts computed by multiplying the federal statutory rate by income before taxes primary due to a reduction in the valuation allowance and the use of a tax credit carryforward.  The Company is subject to an ownership change pursuant to IRC Section 382 which occurred in February 2017 which significantly limits its ability to further use its net operating loss carryforwards against its 2017 taxable income.  Due to ongoing losses, the Company did not record a provision for income taxes for any period in 2016.

Accounting standards provide for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and carry-back potential, the Company has determined that its total deferred tax assets should be fully offset by a valuation allowance as of September 30, 2017 and December 31, 2016.

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

Overview

XOMA Corporation (“XOMA”, “we”, or “us”), a Delaware corporation, has a long history of discovering and developing innovative therapeutics derived from its unique platform of antibody technologies. We have historically advanced product candidates into the earlier stages of development and then sought to license product candidates to licensees who assume the responsibilities of later stage development, approval and commercialization.

In 2016, we dedicated our research and development efforts to advancing our portfolio of product candidates that have the potential to treat a variety of endocrine diseases, including advancing the development of X358 for the treatment of congenital hyperinsulinism (“CHI”) and hypoglycemia in hyperinsulinemic patients post-bariatric surgery (“PBS”). In addition, we have historically licensed our antibody technologies on a non-exclusive basis to other companies who desire to access the antibody platform for their own discovery efforts. In March 2017, we revised our strategy to instead focus on building out our portfolio of programs that are fully funded by other biotechnology and pharmaceutical companies and for which milestone and royalty payments are potentially due. The result is a focus on out-licensing our un-partnered product candidates to partners who will continue the development and commercialization of these assets. We expect that a significant portion of any future revenue will be based on payments we may receive from our licensees. In addition, we intend to acquire potential milestone and royalty revenue streams on additional assets.

Recent Business Developments

Novartis License Agreement

On August 24, 2017 (the “Effective Date”), we entered into a license agreement (the “XOMA-052 License Agreement”) with Novartis Pharma AG (“Novartis AG”) under which we granted to Novartis AG an exclusive, worldwide, royalty-bearing license to gevokizumab, a novel anti-Interleukin-1 (IL-1) beta allosteric monoclonal antibody (the “Antibody”) and related know-how and patents (altogether, the “XOMA IP”). Within 90 days of the Effective Date, we will transfer certain proprietary know-how, process, materials and inventory relating to the XOMA IP to Novartis AG.

On August 24, 2017, pursuant to a separate agreement (the “IL-1 Beta Target Agreement”), we granted to Novartis AG non-exclusive licenses to its intellectual property covering the use of IL-1 beta targeting antibodies in the treatment of cardiovascular disease and other diseases and conditions, and an exclusive option to obtain an exclusive license to such intellectual property for the treatment of cardiovascular disease. We also granted Novartis AG the right of first negotiation with respect to certain transactions relating to the licensed intellectual property.

Under the XOMA-052 License Agreement, we received a total consideration of $30.0 million for the license and rights granted to Novartis AG. Of the total consideration, $15.7 million was paid in cash and $14.3 million (equal to €12.0 million) was paid by Novartis Institutes for BioMedical Research, Inc. (“NIBR”), on behalf of the Company, to settle the Company’s debt to Les Laboratories Servier (“Servier Loan”). We also received $5.0 million cash related to the sale of 539,131 shares of our common stock. Based on the achievement of pre-specified criteria, we are eligible to receive up to $438.0 million in development, regulatory and commercial milestones. We are also eligible to receive royalties on sales of licensed products, which are tiered based on sales levels and range from the high single digits to mid-teens. Under the IL-1 Beta Target Agreement, we received a $10.0 million upfront payment and are eligible to receive low-single-digit royalties on canakinumab sales in cardiovascular indications. We also granted to Novartis AG an exclusive option to convert its non-exclusive license with respect to cardiovascular indications into an exclusive license. Should Novartis AG exercise this option, the royalties on canakinumab sales will increase to the mid-single digits.

On September 22, 2017, in connection with the XOMA-052 License Agreement with Novartis AG, we and NIBR executed an amendment to the Secured Note Amendment under which the parties extended the maturity date of the Secured Note Amendment from September 30, 2020 to September 30, 2022.

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

Servier Loan

In January 2017, we entered into Amendment No. 3 to the Servier Loan. Amendment No. 3 extended the maturity date of the portion of the loan equal to €5.0 million due on January 15, 2017 to July 15, 2017. The other terms of the loan remained unchanged.

In August 2017, in connection with the XOMA-052 License Agreement, the Servier Loan balance of €12.0 million was paid in full.

Asset Purchase Agreement and License Agreement with Ology Bioservices, Inc.

In February 2017, we executed an Amendment and Restatement to both the asset purchase agreement and license agreement with Ology Bioservices, Inc. (“Ology Bioservices”) (formerly known as Nanotherapeutics, Inc.) primarily to (i) remove the obligation to issue 23,008 shares of common stock of Ology Bioservices under the asset purchase agreement, and (ii) revise the payment schedule related to the timing of the $4.5 million cash payments due to us under the license agreement. Of the $4.5 million, $3.0 million was a milestone contingent upon Ology Bioservices achieving certain specified future operating objectives which were achieved in August 2017. During the nine months ended September 30, 2017, we received a total of $0.7 million, which was recognized as other income in the condensed consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2017. As the amended license agreement involves extended payment terms, the remaining $3.9 million, of which $2.7 million related to the milestone is due in monthly installments and $1.2 million is due in quarterly installments through September 2018 will be recognized as other income as the payments are received.

Termination of Novo Nordisk A/S License Agreement

On April 20, 2017, we received notice from Novo Nordisk A/S regarding the termination of its Exclusive License Agreement with us due to strategic and business reasons. The termination of the Exclusive License Agreement became effective on July 20, 2017 in accordance with Section 10.2 of the Exclusive License Agreement.

Certain Factors Important to Understanding Our Financial Condition and Results of Operations

We have historically specialized in the discovery and development of innovative antibody-based therapeutics. In 2016, we dedicated our research and development efforts to advancing our portfolio of product candidates that have the potential to treat a variety of endocrine diseases, including advancing the development of X358 in CHI and hypoglycemia in hyperinsulinemic patients PBS. We have recently refined our business strategy to prioritize out-licensing of our internally developed product candidates while reducing further internal expenditures for research and development. Our long-term prospects depend upon the ability of our partners to successfully commercialize new therapeutics. Our financial performance is driven by many factors and is subject to the risks set forth in Part II, Item 1A - Risk Factors.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, those related to revenue recognition, research and development expense, contingent warrant liabilities, and stock-based compensation to be critical policies. Except for the issuance of performance-based equity awards, as described below and in Note 2 and Note 11 to the Condensed Consolidated Financial Statements, there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2017, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 16, 2017.

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

Results of Operations

Revenues

Total revenues for the three and nine months ended September 30, 2017 and 2016, were as follows (in thousands):

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
License and collaborative fees	$36,068	$430	$35,638	$46,993	$3,196	$43,797
Contract and other	115	205	(90)	340	1,844	(1,504)
Total revenues	$36,183	$635	$35,548	$47,333	$5,040	$42,293

License and Collaborative Fees

License and collaborative fees include fees and milestone payments related to the out-licensing of our product candidates and technologies. The increase in license and collaborative fee revenue for the three and nine months ended September 30, 2017, as compared to the same periods of 2016, was primarily due to $35.4 million of license and collaborative fee revenue recognized in connection with the license agreements with Novartis AG and a $10.0 million milestone earned under our license agreement with Novartis International Pharmaceutical Ltd. for which there were no comparable revenues recognized in 2016.

Contract and Other Revenues

Contract and other revenues include agreements where we provided contracted research and development services to our contract and collaboration partners, including Servier and NIAID. Contract and other revenues also include royalties. The following table shows the activity in contract and other revenues for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
NIAID	$—	$—	$—	$—	$1,082	$(1,082)
Servier	—	—	—	—	307	(307)
Royalties and other revenue	115	205	(90)	340	455	(115)
Total contract and other revenues	$115	$205	$(90)	$340	$1,844	$(1,504)

Our revenue from NIAID decreased for the nine months ended September 30, 2017 due to the novation of our NIAID contract to Ology Bioservices in March 2016. The decrease in revenue from Servier for the nine months ended September 30, 2017 was due to the termination of the collaboration agreement with Servier in March 2016. The royalty revenue for the three and nine months ended September 30, 2017 relates to the amortization of the deferred revenue from the sale of royalty interests in December 2016 under the Royalty Interest Acquisition Agreements with HealthCare Royalty Partners II, L.P.

The generation of future revenues related to licenses, milestones, and royalties is dependent on our ability to attract new licensees to our antibody technologies, and the achievement of milestones or product sales by our existing licensees. Due to the termination of our collaboration agreement with Servier and the novation of our contract with NIAID to Ology Bioservices in March 2016, we do not anticipate significant future contract revenues.

Research and Development Expenses

Research and development expenses were $0.3 million and $7.2 million for the three and nine months ended September 30, 2017, respectively, compared with $8.7 million and $36.0 million for the same periods in 2016. The decrease of $8.4 million for the three months ended September 30, 2017, as compared to the same period of 2016, was primarily due to decreases of $3.5 million in salaries and related expenses, $1.8 million in external manufacturing activities, $1.2 million in the allocation of facilities and information technology costs, $0.9 million in clinical trial costs, and $0.4 million consulting costs. The decrease in external manufacturing costs included a one-time adjustment of $0.7 million to reverse the cost of a batch of drug material that did not meet quality standards. The decrease of $28.8 million for the nine months ended September 30, 2017, as compared to the same period of 2016, was primarily due to decreases of $10.8 million in salaries and related expenses, $7.0 million in external manufacturing activities, $5.7 million in clinical trial costs, $3.2 million in the allocation of facilities and information technology costs, and $0.4 million in consulting costs . The decrease in allocation of facilities and information technology costs are a result of a decreased proportion of research and development employees as a result of our restructuring activities in December 2016 and June 2017.

Salaries and related personnel costs are a significant component of research and development expenses. We recorded $0.4 million and $1.8 million in research and development salaries and employee-related expenses for the three and nine months ended September 30, 2017, respectively, as compared with $3.9 million and $12.6 million for the same periods in 2016. The decrease of $3.5 million for the three months ended September 30, 2017 was primarily due to a $2.5 million decrease in salaries and benefits costs, primarily due to the headcount reductions resulting from the restructuring activities initiated in December 2016 and June 2017, and a $0.7 million decrease in stock-based compensation, which is a non-cash expense. The decrease of $10.8 million for the nine months ended September 30, 2017 was mainly due to a $7.9 million decrease in salaries and benefits costs, primarily due to the headcount reductions resulting from the restructuring activities initiated in December 2016 and June 2017, and a $2.0 million decrease in stock-based compensation, which is a non-cash expense.

As our strategy has changed, so has our research and development spending activity. For the nine months ended September 30, 2016, approximately 14% of our research and development expense spending related to collaborative and contract arrangements with Servier and NIAID with the remaining 86% relating to our internal projects; whereas 100% of our research and development spending for the nine months ended September 30, 2017 relates to our internal projects.

For the nine months ended September 30, 2017, X358, for which we incurred the largest amount of expenses, accounted for between 70% and 80% of our total research and development expenses. Each of our remaining development programs accounted for less than 10% of our total research and development expenses for the nine months ended September 30, 2017.  Due to our change in strategy, for the third quarter of 2017, we did not incur significant expenses for internally developed projects. For the three and nine months ended September 30, 2016, X358, for which we incurred the largest amount of expenses, accounted for between 50% and 60% of our total research and development expenses. The gevokizumab program and our endocrine and immune-oncology research-stage programs each accounted for between 10% and 30% of our total research and development expenses. Each of our remaining development programs accounted for less than 10% of our total research and development expenses for the three and nine months ended September 30, 2016.

We expect our research and development spending during the remainder of 2017 will be reduced as compared with 2016 levels due to our 2016 and 2017 restructuring activities.

General and Administrative Expenses

General and administrative expenses include salaries and related personnel costs, facilities costs and professional fees. General and administrative expenses were $7.3 million and $17.6 million for the three and nine months ended September 30, 2017, respectively, compared with $4.1 million and $13.1 million for the same periods in 2016. The increase of $3.2 million for the three months ended September 30, 2017 was due primarily to increases of $1.9 million in consulting services, $1.0 million in the allocation of facilities and information technology costs due to a greater proportion of general and administrative personnel after our restructuring activities, and $1.0 million in stock compensation cost, partially offset by a $0.6 million decrease in salaries and benefits. The increase of $4.5 million for the nine months ended September 30, 2017 was due primarily to increases of $2.9 million in the allocation of facilities and information technology costs due to a greater proportion of general and administrative personnel after our restructuring activities, $2.9 million in consulting services, and  $0.7 million increase in stock compensation cost, partially offset by a $2.2 million decrease in salaries and benefits costs related to the reduction in headcount from our restructuring activities. General and administrative costs during the three and nine months ended September 30, 2017 included $1.8 million in additional consulting and legal fees to support the execution of our license agreements with Novartis AG in August 2017.

We expect our general and administrative expenses during the remainder of 2017 to be increased as compared with 2016 levels due to costs incurred associated with the execution of our license agreements with Novartis AG in August 2017 and the increase in allocated facilities and IT costs due to a greater proportion of general and administrative personnel following our restructuring activities.

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

During the three and nine months ended September 30, 2017, we recorded a credit of $29,000 and a charge of $3.5 million, respectively, related to severance, other termination benefits and outplacement services for the 2016 Restructuring and 2017 Restructuring activities. During the nine months ended September 30, 2016, we recorded a charge of $15,000, related to severance costs and contract termination costs resulting from restructuring activities initiated in August 2015. There were no such charges during the three months ended September 30, 2016.

Other Income (Expense)

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense is shown below for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
Hercules term loan	$—	$651	$(651)	$311	$2,001	$(1,690)
Servier loan	76	223	(147)	431	674	(243)
Novartis note	126	104	22	362	299	63
Other	—	4	(4)	4	17	(13)
Total interest expense	$202	$982	$(780)	$1,108	$2,991	$(1,883)

Interest expense related to the Hercules term loan decreased by $0.7 million and $1.7 million during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 due to the monthly payments of principal starting from July 2016. In addition, we made a special prepayment of $10.0 million under the Hercules term loan in January 2017 and paid off the remaining balance of the debt in March 2017.

We expect interest expense during the remainder of 2017 to decrease as compared with 2016 due to the March 2017 payoff of the Hercules loan and August 2017 payoff of the Servier Loan.

Other (Expense) Income, Net

The following table shows the activity in other (expense) income, net for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
Other (expense) income, net
Unrealized foreign exchange losses	$(248)	$(135)	$(113)	$(1,447)	$(384)	$(1,063)
Sublease income	—	297	(297)	28	761	(733)
(Loss) gain on sale and disposal of equipment	(103)	—	(103)	1,123	—	1,123
Income under the agreement with Ology Bioservices	250	—	250	650	—	650
Other	(162)	127	(289)	(17)	208	(225)
Total other (expense) income, net	$(263)	$289	$(552)	$337	$585	$(248)

Unrealized foreign exchange losses for the three and nine months ended September 30, 2017 and 2016 primarily relate to the re-measurement of the Servier Loan. The loss of $0.1 million and the gain of $1.1 million on the sale and disposal of equipment and leasehold improvements is primarily related to the sale and disposal of equipment located in one of our leased facilities for the three and nine months ended September 30, 2017.

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

We revalued the March 2012 warrants at September 30, 2016 and recorded a $0.3 million and $7.5 million decrease in the estimated fair value as a gain on the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2016, respectively. As of March 31, 2017, all of these warrants had expired unexercised.

We revalued the December 2014 warrants at September 30, 2016 and recorded a zero and $3.0 million decrease in the estimated fair value as a gain on the revaluation of contingent warrant liabilities line of our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2016, respectively. As of December 31, 2016, all of these warrants had expired unexercised.

Loss on Extinguishment of Debt

In March 2017, we paid off our outstanding principal balance, final payment fee and accrued interest totaling $6.5 million under our loan and security agreement with Hercules, and we were not required to pay the 1% prepayment charge pursuant to the terms of the loan. We recognized a loss on extinguishment of $0.5 million from the payoff of the term loan as a separate line item on our condensed consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2017.

In August 2017, NIBR, on our behalf, paid off our outstanding principal balance and accrued interest on our Servier Loan totaling $14.3 million in conjunction with the XOMA-052 License Agreement. We recognized a loss on extinguishment of $0.1 million from the payoff of the loan as a separate line item on our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2017.

Provision for Income Taxes

The Company’s provision for income taxes for the three and nine months ended September 30, 2017 differs from the amounts computed by multiplying the federal statutory rate by income before taxes primary due to a reduction in the valuation allowance and the use of a tax credit carryforward.  The Company is subject to an ownership change pursuant to IRC Section 382 which occurred in February 2017 which significantly limits its ability to further use its net operating loss carryforwards against its 2017 taxable income.  Due to ongoing losses, the Company did not record a provision for income taxes for any period in 2016.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, our working capital and our cash flow activities for each of the periods presented (in thousands):

	September 30,	December 31,
	2017	2016	Change
Cash and cash equivalents	$47,747	$25,742	$22,005
Working capital (deficit)	$34,867	$(5,346)	$40,213

	Nine Months Ended September 30,
	2017	2016	Change
Net cash provided by (used in) operating activities	$7,911	$(40,687)	$48,598
Net cash provided by investing activities	1,590	636	954
Net cash provided by (used in) financing activities	12,337	(5,096)	17,433
Effect of exchange rate changes on cash	167	(2)	169
Net increase (decrease) in cash and cash equivalents	$22,005	$(45,149)	$67,154

Cash Provided by (Used in) Operating Activities

The change in net cash from operating activities for the nine months ended September 30, 2017, as compared with the same period in 2016, was primarily due to the $25.7 million cash receipts under the license agreements executed with Novartis AG in August 2017, and decreased research and development spending related to manufacturing costs and clinical trial costs during the nine months ended September 30, 2017 primarily due to our revised strategy to focus on the out-license of un-partnered product candidates to partners who will continue development and commercialization of these assets.

Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2017 of $1.6 million was due to the proceeds from the sale of equipment.

Net cash provided by investing activities for the nine months ended September 30, 2016 of $0.6 million was due to the proceeds from the sale of marketable securities.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 of $12.3 million was primarily related to the sale of preferred stock and common stock to BVF for total net proceeds of $24.9 million and the sale of common stock to Novartis AG for gross proceeds of $5.0 million. This increase was partially offset by the payoff of our outstanding loans with Hercules of $17.5 million.

Net cash used in financing activities for the nine months ended September 30, 2016 of $5.1 million was primarily related to the principal payments on our loans with Servier and Hercules.

*        *        *

We have incurred significant operating losses since our inception and have an accumulated deficit of $1.2 billion as of September 30, 2017. As of September 30, 2017, we had cash and cash equivalents of $47.7 million, which is available to fund operations through the next 12 months from the date the condensed consolidated financial statements are issued.

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

Changes in Contractual Obligations

Our future contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. There have been no material changes from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, other than the changes described in Note 8 Long-Term Debt and Note 10 Commitments and Contingencies in this Quarterly Report on Form 10-Q.

Off-balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. Our market risks related to interest rate sensitivities at September 30, 2017, have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2016 filed with the SEC.

Foreign Currency Risk

As of September 30, 2017, we are no longer subject to changes in exchange rates related to our debt with Servier as the outstanding principal balance and accrued interest were paid off in August 2017.

We incur expenses denominated in foreign currencies. The amount of expenses incurred will be impacted by fluctuations in these foreign currencies. When the U.S. Dollar weakens against foreign currencies, the U.S. Dollar value of the foreign-currency denominated expense increases, and when the U.S. Dollar strengthens against these currencies, the U.S. dollar value of the foreign-currency denominated expense decreases. A hypothetical 10% change in foreign exchange rates would not have had a material impact on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We have established disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 24, 2015, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California captioned Markette v. XOMA Corp., et al. (Case No. 3:15-cv-3425-HSG) against us, our Chief Executive Officer and our Chief Medical Officer. The complaint asserts that all defendants violated Section 10(b) the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5, by making materially false or misleading statements regarding our EYEGUARD-B study between November 6, 2014 and July 21, 2015. The plaintiff also alleges that Messrs. Varian and Rubin violated Section 20(a) of the Exchange Act. The plaintiff seeks class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On May 13, 2016, the Court appointed a lead plaintiff and lead counsel. The lead plaintiff filed an amended complaint on July 8, 2016 asserting the same claims and adding a former director as a defendant. On September 2, 2016, the defendants filed a motion to dismiss with prejudice the amended complaint. The plaintiff filed his opposition to the motion to dismiss on October 7, 2016. The defendants filed a reply in support of their motion to dismiss on October 21, 2016. The judge in the case has advised that he will rule on the motion based on those pleadings, but has not yet issued a ruling. On May 26, 2017, the judge ordered supplemental briefing on the motion to dismiss based on a recent decision issued in the United States Court of Appeals for the Ninth Circuit, City of Dearborn Heights Act 345 Police & Retirement Sys. v. Align Tech., Inc., 2017 WL 1753276 (9th Cir. May 5, 2017). The parties filed supplemental briefs on June 9, 2017. On September 28, 2017, the Court granted defendants’ motion to dismiss with leave to amend. On October 24, 2017, the parties filed a Joint Stipulation, agreeing to dismiss the action.  On October 25, 2017, the Court granted the Stipulation, issuing an Order of Dismissal.  The Order dismisses the action with prejudice with respect to the named Plaintiff’s individual claims and without prejudice with respect to unnamed class members.

On October 1, 2015, a stockholder purporting to act on our behalf, filed a derivative lawsuit in the Superior Court of California for the County of Alameda, purportedly asserting claims on behalf of us against certain of our officers and the members of our Board of Directors, captioned Silva v. Scannon, et al. (Case No. RG15787990). The lawsuit asserts claims for breach of fiduciary duty, corporate waste and unjust enrichment based on the dissemination of allegedly false and misleading statements related to our EYEGUARD-B study. The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. This action has been currently stayed pending further developments in the securities class action. Management believes the allegations have no merit and intends to vigorously defend against the claims.

On November 16, and November 25, 2015, two derivative lawsuits were filed purportedly on our behalf in the United States District Court for the Northern District of California, captioned Fieser v. Van Ness, et al. (Case No. 4:15-CV-05236-HSG) and Csoka v. Varian, et al. (Case No. 3:15-cv-05429-SI), against certain of our officers and the members of our Board of Directors. The lawsuits assert claims for breach of fiduciary duty and other violations of law based on the dissemination of allegedly false and misleading statements related to our EYEGUARD-B study. The plaintiffs seek unspecified monetary damages and other relief including reforms and improvements to our corporate governance and internal procedures. Both actions have been currently stayed pending further developments in the securities class action. Management believes the allegations have no merit and intends to vigorously defend against the claims.

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

Risks Related to our Financial Results and Capital Requirements

We have sustained losses in the past, and we expect to sustain losses in the foreseeable future.*

We have a long history of product development, and as a result have experienced significant losses. As of September 30, 2017, we had an accumulated deficit of $1.2 billion.

For the three and nine months ended September 30, 2017, we had net income of $26.3 million and $15.9 million, respectively. For the three and nine months ended September 30, 2016, we had net losses of $12.5 million and $36.1 million, respectively.

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

We will require substantial funds to continue our business; we cannot be certain that funds will be available, and if they are not available, we may be forced to take actions that could adversely affect an investment in our common stock and we may not be able to continue operations.*

We may need to commit substantial funds to continue our business, and we may not be able to obtain sufficient funds on acceptable terms, or at all. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. If we raise additional funds through collaboration and licensing arrangements with third parties, we may be required to relinquish some rights to our technologies or our product candidates, grant licenses on terms that are not favorable to us or enter into a collaboration arrangement for a product candidate at an earlier stage of development or for a lesser amount than we might otherwise choose.

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

Based on our cash and cash equivalents of $47.7 million at September 30, 2017, and taking into consideration our anticipated spending levels and scheduled debt payments, we anticipate that we will have adequate capital to fund operations through the next 12 months from the date the condensed consolidated financial statements are issued. We may not be able to obtain sufficient additional funding through monetizing certain of our existing assets, entering into new license agreements, issuing additional equity or debt instruments or any other means, and if we are able to do so, they may not be on satisfactory terms. Consistent with the actions we have taken in the past, we will take steps intended to enable the continued operation of the business which may include out-licensing or sale of assets and reducing other expenditures that are within our control. These reductions in expenditures may have a material adverse impact on our ability to achieve certain of our planned objectives. Progress or setbacks by potentially competing products also may affect our ability to raise new funding on acceptable terms.

We do not know when or whether:

•	operations will generate meaningful funds;
•	additional agreements for product development funding can be reached;
•	we will be able to repay our debt or negotiate new debt arrangements;
•	strategic alliances can be negotiated; or
•	adequate additional financing will be available for us to finance our operations on acceptable terms, or at all.

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

During the nine months ended September 30, 2017, we recorded an aggregate restructuring charge of approximately $2.0 million related to severance, other termination benefits and outplacement services in connection with the workforce reduction for the 2016 Restructuring and $1.5 million for the 2017 Restructuring. During the year ended December 31, 2016, we recorded charges of $4.6 million related to severance, other termination benefits and outplacement services in connection with the workforce reduction resulting from the 2016 Restructuring.

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

•the difficulties in assimilating employees and corporate cultures;

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

We intend to pursue a strategy to out-license some or all of our product candidates in order to provide for potential payments, funding and/or royalties on future product sales. The out-license agreements may also be structured to share in the proceeds received by a licensee as a result of further development or commercialization of the product candidates. We may not be successful in entering into out-licensing agreements with favorable terms as a result of factors, many of which are outside of our control. These factors include:

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

Our licensees’ product candidates require significant additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. This process is lengthy and expensive, often taking a number of years. As clinical results frequently are susceptible to varying interpretations that may delay, limit or prevent regulatory approvals, the length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly. As a result, it is uncertain whether:

•	our licensees’ future filings will be delayed;
•	our licensee’s preclinical studies will be successful;
•	our licensees will be successful in generating viable product candidates;
•	we will be successful in finding collaboration and licensing partners to advance our product candidates on our behalf;
•	our licensees will be able to provide necessary data;
•	results of future clinical trials by our licensees will justify further development; or
•	our licensees ultimately will achieve regulatory approval for our product candidates.

The timing of the commencement, continuation and completion of clinical trials by our licensees may be subject to significant delays relating to various causes, including failure to complete preclinical testing and earlier-stage clinical trials in a timely manner, engaging contract research organizations and other service providers, scheduling conflicts with participating clinicians and clinical institutions, changes in key personnel at clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria and shortages of available drug supply. In addition, since we license our product candidates to others to fund and conduct clinical trials, we have limited control over how quickly and efficiently such licensees advance those trials. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the concentration of patients in specialist centers, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. Regardless of the initial size or relative complexity of a clinical trial, the costs of such trial may be higher than expected due to increases in duration or size of the trial, changes in the protocol under which the trial is being conducted, additional or special requirements of one or more of the healthcare centers where the trial is being conducted, or changes in the regulatory requirements applicable to the trial or in the standards or guidelines for approval of the product candidate being tested or for other unforeseen reasons.

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

There can be no assurance the market price of our common stock will not decline below its present market price or there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2017, through November 1, 2017, the share price of our common stock has ranged from a high of $24.92 to a low of $3.96. Factors contributing to such volatility include:

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

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which 5,003 shares of Series X preferred stock were issued and outstanding as of November 1, 2017. Each share of Series X is convertible into 1,000 shares of registered common stock based on a conversion price of $4.03 per share of common stock. The total number of shares of common stock issued upon conversion of all issued Series X convertible preferred stock will be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which is initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. In addition, we are authorized to issue, generally without stockholder approval, up to 277,333,332 shares of common stock, of which 8,144,077 were issued and outstanding as of November 1, 2017. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

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

In February 16, 2017, we completed an equity financing for net proceeds of $24.9 million which triggered an additional ownership change under Section 382 that significantly impacted the availability of our tax attributes against future income.  Further, due to the existence of a net unrealized built-in loss at the ownership change date, Section 382 further limits our ability to fully utilize the tax deductions associated with certain of our assets, including depreciation and amortization deductions recognized during the 60-month period following the ownership change ending in 2022.  Although these deductions will occur in the post-change period, Section 382 treats the deductions as pre-change losses subject to the annual 382 limitation..

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

Because we are a small biopharmaceutical company with limited resources, we may not be able to attract and retain qualified personnel.*

After a series of restructuring activities during 2016 and 2017, we had 12 employees as of November 1, 2017. We may require additional experienced executive, accounting, research and development, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our business may suffer and we may be unable to implement our current initiatives or grow effectively.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future licensees, suppliers, contractors and consultants are vulnerable to damage from cyber−attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We could experience failures in our information systems and computer servers, which could be the result of a cyber−attack and could result in an interruption of our normal business operations and require substantial expenditure of financial and administrative resources to remedy. System failures, accidents or security breaches can cause interruptions in our operations and can result in a material disruption of our development programs and other business operations. The loss of clinical trial data from completed or future clinical trials could result in delays in regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Similarly, we rely on third parties to manufacture our product candidates, and conduct clinical trials of our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of any of our product candidates could be delayed or otherwise adversely affected.

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

On July 24, 2015, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, captioned Markette v. XOMA Corp., et al. (Case No. 3:15-cv-3425) naming as defendants us and certain of our officers. The complaint asserts that all defendants violated Section 10(b) of the Exchange Act and SEC Rule 10b-5, by making materially false or misleading statements regarding our EYEGUARD-B study between November 6, 2014 and July 21, 2015. The plaintiff also alleges that Messrs. Varian and Rubin violated Section 20(a) of the Exchange Act. The plaintiff seeks class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On May 13, 2016, the Court appointed a lead plaintiff and lead counsel. The lead plaintiff filed an amended complaint on July 8, 2016 asserting the same claims and adding a former director as a defendant. On September 2, 2016, the defendants filed a motion to dismiss with prejudice the amended complaint. The plaintiff filed his opposition to the motion to dismiss on October 7, 2016. The defendants filed a reply in support of their motion to dismiss on October 21, 2016. The judge in the case has advised that he will rule on the motion based on those pleadings, but has not yet issued a ruling. On May 26, 2017, the judge ordered supplemental briefing on the motion to dismiss based on a recent decision issued in the United States Court of Appeals for the Ninth Circuit, City of Dearborn Heights Act 345 Police & Retirement Sys. v. Align Tech., Inc., 2017 WL 1753276 (9th Cir. May 5, 2017). The parties filed supplemental briefs on June 9, 2017. On September 28, 2017, the Court granted defendants’ motion to dismiss with leave to amend. On October 24, 2017, the parties filed a Joint Stipulation, agreeing to dismiss the action.  On October 25, 2017, the Court granted the Stipulation, issuing an Order of Dismissal. The Order dismisses the action with prejudice with respect to the named Plaintiff’s individual claims and without prejudice with respect to unnamed class members.

On October 1, 2015, a stockholder purporting to act on our behalf, filed a derivative lawsuit in the Superior Court of California for the County of Alameda, purportedly asserting claims on behalf of us against certain of our officers and the members of our Board of Directors, captioned Silva v. Scannon, et al. (Case No. RG15787990). The lawsuit asserts claims for breach of fiduciary duty, corporate waste and unjust enrichment based on the dissemination of allegedly false and misleading statements related to our EYEGUARD-B study. The plaintiff is seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. This action has been currently stayed pending further developments in the securities class action. Management believes the allegations have no merit and intends to vigorously defend against the claims.

On November 16, and November 25, 2015, two derivative lawsuits were filed purportedly on our behalf in the United States District Court for the Northern District of California, captioned Fieser v. Van Ness, et al. (Case No. 4:15-CV-05236-HSG) and Csoka v. Varian, et al. (Case No. 3:15-cv-05429-SI), against certain of our officers and the members of our Board of Directors. The lawsuits assert claims for breach of fiduciary duty and other violations of law based on the dissemination of allegedly false and misleading statements related to the our EYEGUARD-B study. The plaintiffs seek unspecified monetary damages and other relief including reforms and improvements to our corporate governance and internal procedures. Both actions have been currently stayed pending further developments in the securities class action. Management believes the allegations have no merit and intends to vigorously defend against the claims.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment of Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	10/18/2016

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-14710	3.1	02/16/2017

3.6	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Form of Series X Preferred Stock Certificate	8-K	000-14710	4.1	02/16/2017

4.4	Form of Warrant (February 2015 Warrants)	10-Q	000-14710	4.10	05/07/2015

4.5	Form of Warrant (February 2016 Warrant)	10-Q	000-14710	4.9	05/04/2016

10.1+	Common Stock Purchase Agreement, dated August 24, 2017, by and between XOMA Corporation and Novartis Pharma AG

10.2+#	IL-1b Target License Agreement, dated August 24, 2017, by and between XOMA Corporation and Novartis Pharma AG

10.3+#	License Agreement, dated August 24, 2017, by and between XOMA Corporation and Novartis Pharma AG

10.4+	Asset Purchase Agreement, dated November 4, 2015, between XOMA Corporation and Nanotherapeutics, Inc.

10.5+#	License Agreement, dated March 23, 2016, between XOMA Corporation and Nanotherapeutics, Inc.

10.6+#

Amendment and Restatement, dated February 2, 2017, to the Asset Purchase Agreement, dated November 4, 2015, and License Agreement, dated March 23, 2016, between XOMA Corporation and Nanotherapeutics, Inc.

10.7+*	Officer Employment Agreement, dated August 7, 2017, between XOMA Corporation and James R. Neal

10.8+*	Officer Employment Agreement, dated August 7, 2017, between XOMA Corporation and Thomas Burns

10.9+*	Amended and Restated Change of Control Severance Agreement, dated August 7, 2017, to the Change of Control Severance Agreement, dated January 3, 2011, between XOMA Corporation and James R. Neal

10.10+*	Amended and Restated Change of Control Severance Agreement, dated August 7, 2017, to the Change of Control Severance Agreement, dated October 28, 2015, between XOMA Corporation and Thomas Burns

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

#    Confidential treatment has been requested for certain provisions omitted from this Exhibit pursuant to Rule 406 promulgated under the Securities Act. The omitted information has been filed separately with the SEC.

(1)This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Corporation

Date: November 6, 2017	By:	/s/ JAMES R. NEAL
James R. Neal Chief Executive Officer (principal executive officer) and Director
Date: November 6, 2017	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)