Form 10-Q
period 2018-03-31
XOMA Corp
filed 2018-05-09
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File No. 0-14710

XOMA Corporation

(Exact name of registrant as specified in its charter)

Delaware	52-2154066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Powell Street, Suite 310 Emeryville, California 94608	(510) 204-7200
(Address of principal executive offices, including zip code)	(Telephone Number)

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2018
Common Stock, $0.0075 par value	8,367,118

XOMA CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$41,968	$43,471
Trade and other receivables	436	397
Prepaid expenses and other current assets	273	327
Total current assets	42,677	44,195
Property and equipment, net	75	83
Other assets	559	657
Total assets	$43,311	$44,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,420	$1,679
Accrued and other liabilities	1,338	2,675
Income taxes payable	1,666	1,637
Unearned revenue recognized under units-of-revenue method – current	658	615
Contract liabilities	798	798
Accrued interest on long-term debt – current	—	18
Total current liabilities	5,880	7,422
Unearned revenue recognized under units-of-revenue method – non-current	17,019	17,123
Long-term debt	14,572	14,572
Other liabilities – non-current	203	32
Total liabilities	37,674	39,149

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Convertible preferred stock, $0.05 par value, 1,000,000 shares authorized, 5,003 shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 8,332,118 and 8,249,158 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	62	62
Additional paid-in capital	1,188,440	1,184,783
Accumulated deficit	(1,182,865)	(1,179,059)
Total stockholders’ equity	5,637	5,786
Total liabilities and stockholders’ equity	$43,311	$44,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Revenue from contracts with customers	$401	$150
Revenue recognized under units-of-revenue method	62	110
Total revenues	463	260

Operating expenses:
Research and development	432	3,993
General and administrative	5,168	5,167
Restructuring	—	2,020
Total operating expenses	5,600	11,180

Loss from operations	(5,137)	(10,920)

Other income (expense):
Interest expense	(170)	(609)
Loss on extinguishment of debt	—	(515)
Other income, net	1,501	1,329
Net loss and comprehensive loss	(3,806)	(10,715)
Deemed dividend on convertible preferred stock	—	(5,603)
Net loss and comprehensive loss available to common stockholders, basic and diluted	$(3,806)	$(16,318)
Basic and diluted net loss per share available to common stockholders	$(0.46)	$(2.37)
Weighted average shares used in computing basic and diluted net loss per share available to common stockholders	8,313	6,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows used in operating activities:
Net loss	$(3,806)	$(10,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,416	1,000
Common stock contribution to 401(k)	20	506
Depreciation and amortization	8	147
Amortization of debt issuance costs, debt discount and final payment on debt	—	286
Loss on extinguishment of debt	—	515
Unrealized loss on foreign currency exchange	—	261
Gain on sale of equipment	—	(1,314)
Other	(21)	55
Changes in assets and liabilities:
Trade and other receivables	(39)	33
Prepaid expenses and other current assets	53	345
Accounts payable and accrued liabilities	(1,593)	(5,281)
Accrued interest on long-term debt	138	(76)
Unearned revenue recognized under units-of-revenue method	(62)	(110)
Income tax payable	29	—
Other liabilities	18	—
Net cash used in operating activities	(3,839)	(14,348)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	813
Net cash provided by investing activities	—	813

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	20,072
Proceeds from issuance of common stock, net of issuance costs	2,309	5,380
Proceeds from exercise of options	14	—
Principal payments – debt	—	(16,380)
Payment of final fee related to loan extinguishment	—	(1,150)
Principal payments – capital lease	(4)	(51)
Taxes paid related to net share settlement of equity awards	(3)	—
Net cash provided by financing activities	2,316	7,871

Effect of exchange rate changes on cash	20	(33)

Net decrease in cash and cash equivalents	(1,503)	(5,697)
Cash and cash equivalents at the beginning of the period	43,471	25,742
Cash and cash equivalents at the end of the period	$41,968	$20,045

Supplemental Cash Flow Information:
Cash paid for interest	$—	$396
Non-cash investing and financing activities:
Prepaid financing cost related to issuance of common stock	$100	$—
Other receivable related to sale of equipment	$—	$811

The accompanying notes are an integral part of these consolidated financial statements.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

XOMA Corporation (referred to as “XOMA” or the “Company”), a Delaware corporation, has a long history of discovering and developing innovative therapeutics derived from its unique platform of antibody technologies. Over the Company’s 37-year history, it built an extensive portfolio of fully-funded programs by advancing product candidates into the earlier stages of development and then licensing them to licensees who assumed the responsibilities of later stage development, approval and commercialization. Fully-funded programs are those for which the Company’s partners pay all of the development and commercialization costs. As licensees advance these programs, the Company is eligible for potential milestone and royalty payments. As part of the Company’s royalty aggregator business model, the Company intends to expand its portfolio of fully-funded programs by acquiring potential milestone and royalty revenue streams on additional product candidates.

Liquidity and Financial Condition

With the exception of the year ended December 31, 2017, the Company has typically incurred significant operating losses and negative cash flows from operations since its inception. As of March 31, 2018, the Company had cash and cash equivalents of $42.0 million. The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation. The unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted under those rules certain footnotes or other financial information can be condensed or omitted. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2018.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, debt amendments, long-lived assets, restructuring liabilities, legal contingencies, and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates, such as the Company’s billing under government contracts. Under the Company’s contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), the Company billed using NIH’s provisional rates and thus is subject to future audits at the discretion of NIAID’s contracting office. These audits can result in an adjustment to revenue previously reported which potentially could be significant.

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606") using the modified retrospective transition method and applied the standard only to contracts that are still active or in place at that date. Also, as permitted, the Company applied the practical expedient under ASC 606 which permits the Company to treat all contract modifications that occurred prior to the adoption in aggregate when determining the performance obligations, transaction price and its allocation. Except for the Company’s license agreement with Rezolute, Inc. (formerly AntriaBio, Inc.) (“Rezolute”), the Company did not have any other contracts with customers for which the Company had not completed its performance obligations as of the adoption date January 1, 2018. The license agreement with Rezolute was not considered a contract under ASC 606 as it is not probable that the Company will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to Rezolute and there was no consideration exchanged upon execution of the arrangement or as of January 1, 2018 (see Note 4). Thus, the Company determined that the adoption of ASC 606 did not have a financial impact on the Company's consolidated financial statements and related disclosures. In addition, the adoption of ASC 606 has no material impact for tax purposes. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation based on relative fair values, when (or as) the performance obligation is satisfied.

The Company recognizes revenue from its license and collaboration arrangements and royalties. The terms of the arrangements generally include payment to the Company of one or more of the following: non-refundable, upfront license fees, development, regulatory and commercial milestone payments, and royalties on net sales of licensed products.

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, such as transfer of related materials, process and know-how, the Company utilizes judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. Under the Company’s license agreements, the nature of the combined performance obligation is the granting of licenses to the customers as the other promises are not separately identifiable in the context of the arrangement. Since the Company grants the license to a customer as it exists at the point of transfer, and is not involved in any future development or commercialization of the products related to the license, the nature of the license is a right to use the Company’s intellectual property as transferred. As such, the Company recognizes revenue related to the combined performance obligation upon completion of the delivery of the related materials, process and know-how (i.e., at a point in time).

Milestone payments: At the inception of each arrangement that includes development and regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. ASC 606 suggests two alternatives to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. The Company expects to use the most likely amount method for development and regulatory milestone payments. If it is probable that a significant cumulative revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis. The Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each such milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and earnings in the period of adjustment.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Upfront payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Sale of Future Revenue Streams

 The Company has sold its rights to receive certain milestones and royalties on product sales. In the circumstance where the Company has sold its rights to future milestones and royalties under a license agreement and also maintains limited continuing involvement in the arrangement (but not significant continuing involvement in the generation of the cash flows that are due to the purchaser), the Company defers recognition of the proceeds it receives for the sale of milestone or royalty streams and recognizes such unearned revenue as revenue under units-of-revenue method over the life of the underlying license agreement.. Under the units-of-revenue method, amortization for a reporting period is calculated by computing a ratio of the proceeds received from the purchaser to the total payments expected to be made to the purchaser over the term of the agreement, and then applying that ratio to the period’s cash payment.

Estimating the total payments expected to be received by the purchaser over the term of such arrangements requires management to use subjective estimates and assumptions. Changes to the Company’s estimate of the payments expected to be made to the purchaser over the term of such arrangements could have a material effect on the amount of revenues recognized in any particular period.

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payment awards made to the Company’s employees, consultants and directors that are expected to vest based on estimated fair values. The valuation of stock option awards is determined at the date of grant using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). The Black-Scholes Model requires inputs such as the expected term of the option, expected volatility and risk-free interest rate. To establish an estimate of expected term, the Company considers the vesting period and contractual period of the award and its historical experience of stock option exercises, post-vesting cancellations and volatility. The estimate of expected volatility is based on the Company’s historical volatility. The risk-free rate is based on the yield available on United States Treasury zero-coupon issues corresponding to the expected term of the award. The Company records forfeitures when they occur.

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

Net Loss per Share Available to Common Stockholders

Basic net loss per share available to common stockholders is based on the weighted average number of shares of common stock outstanding during the period. Net loss available to common stockholders consists of net loss, as adjusted for the convertible preferred stock deemed dividends related to the beneficial conversion feature on this instrument at issuance. For the three months ended March 31, 2017, the convertible preferred stock had a deemed dividend which represented the accretion of a beneficial conversion feature. As such, the net loss for the three months ended March 31, 2017 was adjusted for the convertible preferred stock deemed dividend related to the beneficial conversion feature on these shares at issuance. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. Diluted net loss per share available to common stockholders is based on the weighted average number of shares outstanding during the period, adjusted to include the assumed conversion of preferred stock, and the exercise of certain stock options, RSUs, and warrants for common stock. The calculation of diluted loss per share available to common stockholders requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of any outstanding options, RSUs or warrants and the presumed exercise of such securities are dilutive to earnings (loss) per share available to common stockholders for the period. Adjustments to the denominator are required to reflect the related dilutive shares.

Concentration of Risk

Cash equivalents and receivables are financial instruments which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents, such as money market funds. The Company has not encountered any such liquidity issues during 2018.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three months ended March 31, 2018, two partners represented 86% and 13% of total revenues, respectively. For the three months ended March 31, 2017, two partners represented 58% and 42% of total revenues, respectively. As of March 31, 2018, two partners represented 50% of the trade receivables balance, respectively. As of December 31, 2017, one partner represented  95% of the trade receivables balance.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-2 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-2 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is evaluating the impact of the adoption of the standard on its consolidated financial statements.

3. Condensed Consolidated Financial Statements Detail

Cash and Cash Equivalents

As of March 31, 2018, cash and cash equivalents consisted of demand deposits of $7.0 million and money market funds of $35.0 million with maturities of less than 90 days at the date of purchase. As of December 31, 2017, cash and cash equivalents consisted of demand deposits of $34.9 million and money market funds of $8.6 million with maturities of less than 90 days at the date of purchase.

Property and Equipment, net

During the three months ended March 31, 2017, the Company completed the sale of equipment located in one of its leased facilities for total proceeds of $1.6 million. The carrying value of the equipment sold was $0.3 million. Accordingly, the Company recorded a gain of $1.3 million on the sale of equipment in the other income (expense), net line of the condensed consolidated statement of operations and comprehensive loss.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued payroll and other benefits	$83	$141
Accrued restructuring	—	130
Accrued incentive compensation	90	229
Accrued legal and accounting fees	237	431
Deferred rent	754	765
Liability related to sublease	—	800
Other	174	179
Total	$1,338	$2,675

Net Loss Per Share Available to Common Stockholders

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the calculation of basic and diluted net loss per share available to common stockholders (in thousands):

	Three Months Ended March 31,
	2018	2017
Numerator
Net loss	$(3,806)	$(10,715)
Less: Deemed dividend on convertible preferred stock	—	(5,603)
Net loss available to common stockholders, basic and diluted	$(3,806)	$(16,318)

Denominator
Weighted average shares outstanding used for basic and diluted net loss per share available to common stockholders	8,313	6,887

Potentially dilutive securities are excluded from the calculation of diluted net loss per share available to common stockholders if their inclusion is anti-dilutive. The following table shows the weighted-average outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share available to common stockholders (in thousands):

	Three Months Ended March 31,
	2018	2017
Common stock options and RSUs	1,645	653
Warrants for common stock	17	381
Convertible preferred stock	5,003	2,446
Total	6,665	3,480

4. Licensing and Other Arrangements

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

Under the XOMA-052 License Agreement, the Company received total consideration of $30.0 million for the license and rights granted to Novartis. Of the total consideration, $15.7 million was paid in cash and $14.3 million (equal to €12.0 million) was paid by Novartis Institutes for BioMedical Research, Inc. (“NIBR”), on behalf of the Company, to settle the Company’s outstanding debt with Les Laboratories Servier (“Servier”) (the “Servier Loan”). In addition, NIBR extended the maturity date on the Company’s debt to Novartis. The Company also received $5.0 million cash related to the sale of 539,131 shares of the Company’s common stock, at a purchase price of $9.2742 per share. The fair market value of the common stock issued to Novartis was $4.8 million, based on the closing stock price of $8.93 per share on August 24, 2017, resulting in a $0.2 million premium paid to the Company.

Based on the achievement of pre-specified criteria, the Company is eligible to receive up to $438.0 million in development, regulatory and commercial milestones under the XOMA-052 License Agreement. The Company is also eligible to receive royalties on sales of licensed products, which are tiered based on sales levels and range from the high single digits to mid-teens. Under the IL-1 Target License Agreement, the Company received an upfront cash payment of $10.0 million and is eligible to receive low single-digit royalties on canakinumab sales in cardiovascular indications covered by the Company’s patents. Should Novartis exercise the Exclusivity Option, the royalties on canakinumab sales will increase to the mid-single digits.

Unless terminated earlier, the XOMA-052 License Agreement and IL-1 Target License Agreement will remain in effect, on a country-by-country and product-by-product basis, until Novartis’ royalty obligations end. The two agreements contain customary termination rights relating to material breach by either party. Novartis also has a unilateral right to terminate the XOMA-052 License Agreement on a product-by-product and country-by-country basis or in its entirety on six months’ prior written notice to the Company. Under the IL-1 Target License Agreement, Novartis has a unilateral right to terminate the agreement on a product-by-product and country-by-country basis or in its entirety upon a prior written notice.

The XOMA-052 License Agreement and IL-1 Target License Agreement were accounted for as one arrangement because they were entered into at the same time in contemplation of each other. The Company concluded that there are multiple promised goods and services under the combined arrangement, including the transfer of license to IL-1 beta targeting antibodies, and the transfer of license, know-how, process, materials and inventory related the gevokizumab antibody, which were determined to represent two distinct performance obligations. The Company determined that the Exclusivity Option is not an option with material right because the upfront payments to the Company were not negotiated to provide an incremental discount for the future additional royalties upon exercise of the Exclusivity Option. Therefore, the Company concluded that the Exclusivity Option is not a performance obligation. The additional royalties will be recognized as revenue when, and if, Novartis exercises its option because the Company has no further performance obligations at that point.

At the inception of the arrangement, the Company determined that the transaction price under the arrangement was $40.2 million, which consisted of the $25.7 million upfront cash payments, the $14.3 million Servier Loan payoff and the $0.2 million premium on the sale of the common stock.  The transaction price was allocated to the two performance obligations based on their standalone selling prices. The Company determined that the nature of the two performance obligations is the right to use the licenses as they exist at the point of transfer, which occurred when the transfer of materials, process and know-how, and filings to regulatory authority were completed. During the year ended December 31, 2017, the Company recognized the entire transaction price of $40.2 million as revenue upon completion of the delivery of the licenses and related materials, process and know-how and filings to regulatory authority.

The Company concluded that the development and regulatory milestone payments are solely dependent on Novartis’ performance and achievement of specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price as of March 31, 2018. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Novartis and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

As of March 31, 2018, and December 31, 2017, there are no contract assets or contract liabilities related to this arrangement. In addition, the Company did not recognize any revenue related to this arrangement during the three months ended March 31, 2018.  None of the costs to obtain or fulfill the contract were capitalized.

Novartis International – Anti-TGFβ Antibody

On September 30, 2015, the Company and Novartis International Pharmaceutical Ltd. (“Novartis International”) entered into a license agreement (the “License Agreement”) under which the Company granted Novartis International an exclusive, world-wide, royalty-bearing license to the Company’s anti-transforming growth factor beta (TGFβ) antibody program (now “NIS793”). Under the terms of the License Agreement, Novartis International has worldwide rights to NIS793 and is responsible for the development and commercialization of antibodies and products containing antibodies arising from NIS793.  Unless terminated earlier, the License Agreement will remain in effect, on a country-by-country and product-by-product basis, until Novartis International’s royalty obligations end. The License Agreement contains customary termination rights relating to material breach by either party. Novartis International also has a unilateral right to terminate the License Agreement on an antibody-by-antibody and country-by-country basis or in its entirety on one hundred eighty days’ notice.

The Company concluded that there are multiple promised goods and services under the License Agreement, including the transfer of license, regulatory services and transfer of materials, process and know-how, which were determined to represent one combined performance obligation. The Company recognized the entire upfront payment of $37.0 million as revenue in the consolidated statement of comprehensive loss in 2015 as it had completed its performance obligations as of December 31, 2015.

During the three months ended June 30, 2017, Novartis International achieved a clinical development milestone pursuant to the License Agreement and, as a result, the Company earned a $10.0 million milestone payment which was recognized as license fees in the consolidated statement of comprehensive income. As of March 31, 2018, the Company is eligible to receive up to a total of $470.0 million in development, regulatory and commercial milestones.

The Company concluded that the development and regulatory milestone payments are solely dependent on Novartis’ performance and achievement of the specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price as of March 31, 2018. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Novartis and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

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

As of March 31, 2018, and December 31, 2017, there are no contract assets or contract liabilities related to this arrangement. In addition, the Company did not recognize any revenue related to this arrangement during the three months ended March 31, 2018.  None of the costs to obtain or fulfill the contract were capitalized.

Rezolute

On December 6, 2017, the Company entered into a license agreement with Rezolute pursuant to which the Company granted an exclusive global license to Rezolute to develop and commercialize X358 (now “RZ358”) for all indications. The Company and Rezolute also entered into a common stock purchase agreement pursuant to which Rezolute agreed to issue to the Company, as consideration for receiving the license for RZ358, a certain number of its common stock related to its future financing activities.

Under the terms of the license agreement, Rezolute is responsible for all development, regulatory, manufacturing and commercialization activities associated with RZ358 and is required to make certain development, regulatory and commercial milestone payments to the Company of up to $232.0 million in the aggregate based on the achievement of pre-specified criteria. Under the license agreement, the Company is also eligible to receive royalties ranging from the high single digits to the mid-teens based upon annual net sales of any commercial product incorporating RZ358. Rezolute is obligated to take customary steps to advance RZ358, including using diligent efforts to commence the next clinical study for RZ358 by a certain deadline and to meet certain spending requirements on an annual basis for the program until a marketing approval application for RZ358 is accepted by the Food and Drug Administration. Rezolute’s obligation to pay royalties with respect to a particular RZ358 product and country will continue for the longer of the date of expiration of the last valid patent claim covering the product in that country, or twelve years from the date of the first commercial sale of the product in that country. Rezolute has an option through June 1, 2019 to obtain an exclusive license for their choice of one of the Company’s preclinical monoclonal antibody fragments, including X129, in exchange for a $1.0 million upfront option fee and additional clinical, regulatory and commercial milestone payments to the Company of up to $237.0 million in the aggregate based on the achievement of pre-specified criteria as well as royalties ranging from the high single digits to the mid-teens based on annual net sales.

Pursuant to the license agreement and common stock purchase agreement, the Company is eligible to receive $6.0 million in cash and $12.0 million of Rezolute’s common stock contingent on the completion of Rezolute’s financing activities. Further, in the event that Rezolute does not complete a financing that raises at least $20.0 million in aggregate gross proceeds (“Qualified Financing”) by March 31, 2019 (the “2019 Closing”), the Company will receive an additional number of shares of Rezolute’s common stock equal to $7.0 million divided by the weighted average of the closing bid and ask prices or the average closing prices of Rezolute’s common stock on the ten-day trading period prior to March 31, 2019. Finally, in the event that Rezolute is unable to complete a Qualified Financing by March 31, 2020, the Company is eligible to receive $15.0 million in cash in order to maintain the license. Under the common stock purchase agreement, Rezolute granted the Company the right and option to sell the greater of (i) 5,000,000 shares of common stock or (ii) one third of the aggregate shares held by the Company upon failure by Rezolute to list its shares of its common stock on the Nasdaq Stock Market or a similar national exchange on or prior to December 31, 2018.

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

On March 30, 2018, the Company and Rezolute amended the license agreement and common stock purchase agreement. The license agreement was amended to add terms specifying the financial responsibility for certain tasks related to the technology transfer. The common stock purchase agreement was amended as follows: (1) adjusted the total shares due upon the Initial Closing (as defined in the common stock purchase agreement) from $5.0 million in value to 7,000,000 shares; (2) increase the shares due upon a Qualified Financing from $7.0 million in value to $8.5 million in value; and (3) increase the shares due upon the 2019 Closing from $7.0 million in value to $8.5 million in value. All other terms of the license agreement and common stock purchase agreement remain unchanged.

Under the license agreement and common stock purchase agreement, no consideration was exchanged upon execution of the arrangement. In consideration for receiving the license for RZ358, Rezolute agreed to issue shares of its common stock and pay cash to the Company upon the occurrence of Rezolute’s financing activities and the amounts to be paid will be based on the timing of those activities. Upon execution of the arrangement, the Company determined that it is not probable that the Company will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to Rezolute. Therefore, the Company determined that there is no contract on December 6, 2017 under ASC 606.

During the three months ended March 31, 2018, Rezolute completed an Interim Financing Closing as defined in the common stock purchase agreement resulting in consideration due to XOMA consisting of 69,252 shares of Rezolute’s common stock and cash of $50,000. In addition, during the three months ended March 31, 2018, the Company completed the delivery of the license and related materials, product data/filing, process and know-how to Rezolute. However, the Company determined that the achievement of the Interim Financing Closing and related consideration as well as the amendment in March 2018 were not substantive to overcome the collectability criterion required to establish a contract under ASC 606. Thus, there is no contract as of March 31, 2018 and no revenue was recognized during the three months ended March 31, 2018 under the arrangement. (See Note 14).

NIAID

Prior to the sale of the Company’s biodefense business discussed in Note 6, the Company performed services under a $64.8 million multiple-year contract funded with federal funds from NIAID (Contract No. HHSN272200800028C), for development of anti-botulinum antibody product candidates. The contract work was being performed on a cost plus fixed fee basis over a three-year period. The Company recognized revenue under the arrangement as the services were performed on a proportional performance basis. Consistent with the Company’s other contracts with the U.S. government, invoices were provisional until finalized. The Company operated under provisional rates from 2010 through 2014, subject to adjustment based on actual rates upon agreement with the government. In 2014, upon completion of NIAID’s review of hours and external expenses, XOMA agreed to exclude certain hours and external expenses resulting in a $0.4 million receivable and $0.8 million deferred revenue balances. As of December 31, 2017, the Company wrote off the $0.4 million receivable from NIAID as the likelihood of collection is remote. The Company classified $0.8 million as contract liabilities on the consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively.

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

The Company classified the proceeds received from HCRP as unearned revenue, to be recognized as revenue under units-of-revenue method over the life of the license agreements because of the Company's limited continuing involvement in the Acquisition Agreements. Such limited continuing involvement is related to the Company’s undertaking to cooperate with HCRP in the event of litigation or a dispute related to the license agreements. Because the transaction was structured as a non-cancellable sale, the Company does not have significant continuing involvement in the generation of the cash flows due to HCRP and there are no guaranteed rates of return to HCRP, the Company recorded the total proceeds of $18.0 million as unearned revenue recognized under units-of-revenue method. The Company allocated the total proceeds between the two Acquisition Agreements based on the relative fair value of expected payments to be made to HCRP under the license agreements. The unearned revenue is being recognized as revenue over the life of the underlying license agreements under the "units-of-revenue" method. Under this method, amortization for a reporting period is calculated by computing a ratio of the allocated proceeds received from HCRP to the payments expected to be made by the licensees to HCRP over the term of the Acquisition Agreements, and then applying that ratio to the period’s cash payment. The Company recognized $0.1 million as revenue recognized under units-of-revenue method under these arrangements during the three months ended March 31, 2018 and 2017. As of March 31, 2018, the current and non-current portion of the remaining unearned revenue recognized under units-of-revenue method was $0.7 million and $17.0 million, respectively. As of December 31, 2017, the Company classified $0.6 million and $17.1 million as current and non-current unearned revenue recognized under units-of-revenue method, respectively.

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at March 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$35,021	$—	$—	$35,021

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$34,907	$—	$—	$34,907

(1)Included in cash and cash equivalents

During the three-month period ended March 31, 2018, there were no transfers between Level 1, Level 2, or Level 3 assets reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The estimated fair value of the Company’s outstanding long-term debt is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding long-term debt at March 31, 2018, and December 31, 2017, are as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Novartis note	$14,572	$13,873	$14,572	$14,178

6. Dispositions

On November 4, 2015, XOMA and Ology Bioservices entered into an asset purchase agreement under which Ology Bioservices agreed to acquire XOMA’s biodefense business and related assets (including certain contracts with the U.S. government), and to assume certain liabilities of XOMA. As part of the transaction, the parties entered into an intellectual property license agreement (the “Ology Bioservices License Agreement”), under which XOMA agreed to license to Ology Bioservices certain intellectual property rights related to the purchased assets. Under the Ology Bioservices License Agreement, the Company was eligible to receive contingent consideration up to a maximum of $4.5 million in cash and 23,008 shares of common stock of Ology Bioservices, based upon Ology Bioservices achieving certain specified future operational objectives. In addition, the Company is eligible to receive 15% royalties on net sales of any future Ology Bioservices products covered by or involving the related patents or know-how.

In February 2017, the Company executed an Amendment and Restatement to both the asset purchase agreement and Ology Bioservices License Agreement primarily to (i) remove the obligation to issue 23,008 shares of Ology Bioservices under the asset purchase agreement, and (ii) revise the payment schedule related to the timing of the $4.5 million cash payments due to the Company under the Ology Bioservices License Agreement. Of the $4.5 million, $3.0 million was contingent upon Ology Bioservices achieving certain specified future operating objectives. In the first quarter of 2017, the Company became entitled to receive $1.6 million under the agreement that will be received in quarterly payments through September 2018. In the third quarter of 2017, Ology Bioservices achieved the specified operating objectives and the Company earned the $3.0 million milestone fee that will be received in monthly payments through July 2018. The Company received $1.0 million and $0.2 million during the three months ended March 31, 2018 and 2017, respectively, which was recognized as other income in the condensed consolidated statements of operations and comprehensive loss.

7. Restructuring Charges

On December 19, 2016, the Board of Directors approved a restructuring of the Company’s business based on its decision to focus the Company’s efforts on clinical development, with an initial focus on the X358 clinical programs. The restructuring included a reduction-in-force in which the Company terminated 57 employees. In early 2017, the Company further revised its strategy to prioritize out-licensing activities and further curtail research and development spending and terminated five additional employees.

The following table summarizes the accrued restructuring costs on the condensed consolidated balance sheet as of March 31, 2018 (in thousands):

Employee Severance
and Other Benefits
Balance at December 31, 2016	$3,594
Restructuring charges	3,447
Cash payments	(6,911)
Balance at December 31, 2017	130
Cash payments	(130)
Balance at March 31, 2018	$—

8. Long-Term Debt

Novartis Note

In May 2005, the Company executed a secured note agreement (the “Note Agreement”) with Novartis, which was due and payable in full in June 2015. Under the Note Agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrued at six-month LIBOR plus 2%, which was equal to 3.81% at March 31, 2018 is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments could be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount did not exceed $50.0 million. The Company made this election for all interest payments. Loans under the Note Agreement were secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder.

On September 30, 2015, concurrent with the execution of a license agreement with Novartis International as discussed in Note 4, XOMA and NIBR, who assumed the rights to the note from Novartis Vaccines Diagnostics, Inc. executed an amendment to the Note Agreement (the “Secured Note Amendment”) under which the parties extended the maturity date of the note from September 30, 2015 to September 30, 2020, and eliminated the mandatory prepayment previously required to be made with certain proceeds of pre-tax profits and royalties. In addition, upon achievement of a specified development and regulatory milestone, the then-outstanding principal amount of the note will be reduced by $7.3 million rather than the Company receiving such amount as a cash payment.

On September 22, 2017, in connection with the XOMA-052 License Agreement with Novartis, the Company and NIBR executed an amendment to the Secured Note Amendment under which the parties further extended the maturity date of the Secured Note Amendment from September 30, 2020 to September 30, 2022.

As of March 31, 2018 and December 31, 2017, the outstanding principal balance under the Secured Note Amendment was $14.6 million, and was included in long-term debt in the accompanying consolidated balance sheets.

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

The Company and Servier executed multiple amendments to the Servier Loan Agreement in 2015 and 2017 primarily to revise the timing of the payments and the maturity date of the loan.  On August 25, 2017, NIBR settled the Servier Loan in cash by paying directly to Servier $14.3 million which represented the outstanding balance of the loan based on a euro to dollar exchange rate of 1.1932. The funds that NIBR paid directly to Servier were a portion of the upfront payment due to XOMA under the XOMA-052 License Agreement (see Note 4). As a result of the debt being fully paid, the intellectual property securing the Servier Loan Agreement was released. A loss on extinguishment of $0.1 million from the payoff of the loan was recognized in the condensed consolidated statement of operations and comprehensive income during the three months ended September 30, 2017.

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

On March 21, 2017, the Hercules Term Loan was paid in full and the Company was not required to pay the 1% prepayment charge due pursuant to the terms of the loan. A loss on extinguishment of $0.5 million from the payoff of the Hercules Term Loan was recognized in the condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2017.

In connection with the Hercules Term Loan, the Company issued unregistered warrants that entitle Hercules to purchase up to an aggregate of 9,063 unregistered shares of XOMA common stock at an exercise price equal to $66.20 per share. These warrants were exercisable immediately and have a five-year term expiring in February 2020. The warrants are classified in stockholders’ equity on the condensed consolidated balance sheets. As of March 31, 2018, all of these warrants were outstanding.

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense in the condensed consolidated statements of operations and comprehensive loss relates to the following debt instruments (in thousands):

	Three Months Ended March 31,
	2018	2017
Novartis note	$139	$117
Servier loan	—	177
Hercules loan	—	311
Other	31	4
Total interest expense	$170	$609

9. Common Stock Warrants

As of March 31, 2018 and December 31, 2017, the following common stock warrants were outstanding:

			Exercise Price	March 31,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2018	2017
February 2015	February 2020	Stockholders' equity	$66.20	9,063	9,063
February 2016	February 2021	Stockholders' equity	$15.40	8,249	8,249
				17,312	17,312

10. Commitments and Contingencies

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

Lease Agreements

The Company leases facilities and office equipment under operating leases expiring on various dates through April 2023. These leases require the Company to pay taxes, insurance, maintenance and minimum lease payments. For each facility lease, the Company has two successive renewal options to extend the lease for five years upon the expiration of the initial lease term.

On November 21, 2017, the Company entered into a non-cancellable sublease agreement for a portion of one of its three leased facilities. The term of the sublease agreement commenced on December 26, 2017. Under the term of the sublease agreement, the Company will receive $5.1 million over the term of the sublease, which ends at the same time as the original lease in April 2023. Under the sublease agreement, the Company’s future sublease income will be equal to the amount required to be paid to the Company’s landlord. In addition, the sublease provides for a tenant improvement allowance of $0.8 million to the subtenant, which was funded by the Company in January 2018. Upon execution of the sublease agreement, the Company recognized a loss on the sublease equal to the tenant improvement allowance. Under the sublease agreement, the sub-lessee executed a standby letter of credit naming the Company as the beneficiary amounting to $1.0 million as security under the sublease in the event of uncured default by the sub-lessee. As of March 31, 2018, the Company has not drawn any funds from the letter of credit as there was no default by the sub-lessee. During the three months ended March 31, 2018, the Company recognized $0.4 million of sublease income under this agreement.

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

The fair value of the stock options granted during the three months ended March 31, 2018 and 2017, was estimated based on the following weighted average assumptions:

	Three Months Ended March 31,
	2018	2017
Dividend yield	0%	0%
Expected volatility	101%	100%
Risk-free interest rate	2.72%	1.95%
Expected term	5.6 years	5.6 years

Stock option activity for the three months ended March 31, 2018, was as follows:

	Number of shares	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	1,622,065	$24.54
Granted	133,000	26.90
Exercised	(400)	33.80
Forfeited, expired or cancelled	(101,469)	54.24
Outstanding at end of period	1,653,196	$22.91	8.32	$16,625
Exercisable at end of period	915,442	$29.09	7.55	$9,959

As of March 31, 2018, $6.7 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 2.3 years.

Performance-Based Stock Options

As of March 31, 2018, the Company had 82,500 shares related to outstanding performance-based stock options with a grant date fair value of $0.4 million that will vest based on the achievement of corporate goals set by the Compensation Committee of the Company’s Board of Directors. Of this amount, options related to 41,250 shares were deemed probable of achievement as of March 31, 2018 and therefore, the related expense is being recognized over the service period. During the three months ended March 31, 2018, the Company recognized stock-based compensation expense of $56,000 related to these stock options. As of March 31, 2018, there was $0.4 million unrecognized compensation costs related to these outstanding performance-based stock options.

In December 2017, the Company granted 130,000 stock options to executives with corporate performance-based vesting conditions. During the three months ended March 31, 2018, the Board of Directors approved a modification of 80,000 of these options from performance-based vesting to service-based vesting. The remaining 50,000 stock options were cancelled in conjunction with an executive’s termination.

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

RSU activity for the three months ended March 31, 2018, is summarized below:

		Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value
Unvested balance at January 1, 2018	18,480	$18.00
Granted	—	—
Vested	(13,360)	13.08
Forfeited	—	—
Unvested balance at March 31, 2018	5,120	$30.86

As of March 31, 2018, $24,000 of unrecognized compensation expense related to employee RSUs is expected to be recognized over a weighted average period of 0.6 years.

Stock-based Compensation Expense

The following table shows total stock-based compensation expense for stock options, RSUs and ESPP in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$104	$441
General and administrative	1,312	559
Total stock-based compensation expense	$1,416	$1,000

12. Capital Stock

Biotechnology Value Fund Financing

In February 2017, the Company sold 1,200,000 shares of its common stock and 5,003 shares of Series X convertible preferred stock directly to Biotechnology Value Fund, L.P. and certain of its affiliates (“BVF”) in a registered direct offering, for aggregate net cash proceeds of $24.8 million.

BVF purchased the shares of common stock from the Company at a price of $4.03 per share, the closing stock price on the date of purchase. Each share of Series X convertible preferred stock has a stated value of $4,030 per share and is convertible into 1,000 shares of registered common stock based on a conversion price of $4.03 per share of common stock. The total number of shares of common stock issued upon conversion of all issued Series X convertible preferred stock will be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which is initially set at 19.99% of the total common stock then issued and outstanding immediately following the conversion of such shares. As of March 31, 2018, BVF owned approximately 18.0% of the Company’s total outstanding shares, and if all of the Series X convertible preferred shares were converted, BVF would own 48.8% of the Company’s total outstanding common shares. As of March 31, 2018, none of the preferred stock has been converted into shares of the Company’s common stock.

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

ATM Agreement

On November 12, 2015, the Company entered into an At Market Issuance Sales Agreement (the “2015 ATM Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell from time to time at its sole discretion shares of its common stock through Cowen as its sales agent, in an aggregate amount not to exceed $75 million. Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, and also may sell the shares in privately negotiated transactions, subject to the Company’s prior approval. The Company will pay Cowen a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2015 ATM Agreement. For the three months ended March 31, 2018, the Company sold a total of 67,658 shares of common stock under the 2015 ATM Agreement for aggregate gross proceeds of $2.4 million. Total offering costs of $0.1 million were offset against the proceeds upon the sale of common stock. For the three months ended March 31, 2017, the Company sold a total of 110,252 shares of common stock under the 2015 ATM Agreement for aggregate gross proceeds of $0.6 million. Total offering costs of $0.2 million were offset against the proceeds upon sale of common stock. The shares subject to 2015 ATM Agreement were registered on the shelf registration statement on Form S-3 that expired in February 2018.

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

13. Income Taxes

No provision was made for federal income tax, since the Company has incurred net operating losses during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, the Company had a total of $4.5 million of net unrecognized tax benefits, none of which would affect the effective tax rate upon realization.  The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

In accordance with SAB 118, the effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made.  The income tax provision for the three months ended March 31, 2018 did not reflect any adjustment to the previously assessed Tax Act enactment effect. The Company will continue to assess forthcoming guidance and accounting interpretations on the effects of the Tax Act and expects to complete its analysis within the measurement period in accordance with the SEC guidance.

14. Subsequent Events

Rezolute

On April 2, 2018, Rezolute completed a closing on a convertible note financing for gross proceeds of $4.0 million, which triggered the Initial Closing defined under the amended common stock purchase agreement between the Company and Rezolute (see Note 4). As such, pursuant to the terms of the amended common stock purchase agreement with Rezolute, the Company received 8,023,758 shares of Rezolute’s common stock and cash of $0.5 million. In addition, in April 2018, the Company received from Rezolute the 69,252 shares of common stock and cash of $50,000 in connection with the Interim Financing Closing that occurred during the three months ended March 31, 2018 (see Note 4).

Sublease

On April 14, 2018, the Company entered into a non-cancellable sublease agreement for a portion of one of its three leased facilities. The term of the sublease agreement commenced on May 1, 2018. Under the term of the sublease agreement, the Company will receive $1.1 million over the term of the sublease, which ends at the same time as the original lease in April 2023. In addition, the sublease provides for a tenant improvement allowance of $65,000 to the subtenant.

Silicon Valley Bank Loan Agreement

On May 7, 2018 (the “Effective Date”), the Company executed a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Under the Loan Agreement, upon the Company’s request, SVB may make advances (each, a “Term Loan Advance”) available to the Company up to $20.0 million (the “Term Loan”), subject to additional funding at the bank’s discretion. The Company may borrow advances under the Term Loan from the Effective Date until the earlier of March 31, 2019 (which will be extended to March 31, 2020, if the Company receives $20.0 million in gross cash proceeds from milestone/licensing payments by March 31, 2019) or an event of default (the “Draw Period”). The interest rate will be calculated at a rate equal to the greater of (i) 4.75%, and (ii) 0.25% plus the prime rate as reported from time to time in The Wall Street Journal.

Payments under the Loan Agreement are interest only until the first anniversary of the funding date of each Term Loan Advance. The interest-only period will be followed by equal monthly payments of principal and interest over 24 months. Each Term Loan Advance will mature at the earlier of (i) the 23 months following the applicable term loan amortization date for each such Term Loan Advance (ii) March 1, 2023, or (iii) 30 days prior to the earliest maturity of any portion of the Company’s loan with Novartis (the “Loan Maturity Date”). After repayment, no Term Loan Advance (or any portion thereof) may be reborrowed.

The entire principal balance, including a final payment equal to 8.5% of the principal, will be due and payable on the Loan Maturity Date. If the Company prepays the Term Loan Advance prior to the Loan Maturity Date, it will pay SVB a prepayment premium, based on a prepayment fee equal to 3.00% of the amount prepaid, if the prepayment occurs on or before the first anniversary of the Effective Date, 2.00% of the amount prepaid, if the prepayment occurs after the first anniversary of the Effective Date but prior to the second anniversary of the Effective Date, and 1.00% of the amount prepaid if the prepayment occurs after the second anniversary of the Effective Date. Upon the occurrence of an event of default, a default interest rate of an additional 4% may be applied to the outstanding payments due to SVB, and SVB may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

Under the Loan Agreement, the Company may be obligated to pay a fee equal to 1% of the unused portion of the Term Loan upon the earlier of (i) the termination of the Loan Agreement, or (ii) the Draw Period.

The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property. The Loan Agreement includes customary affirmative and restrictive covenants, but does not include any financial maintenance covenants, and also includes standard events of default, including payment defaults.

In connection with the Loan Agreement, the Company issued a warrant to SVB which is exercisable in whole or in part for up to an aggregate of 6,332 shares of common stock with an exercise price of $23.69 per share (the “Warrant”). The Warrant may be exercised on a cashless basis and is exercisable for a term beginning on the date of issuance and ending on the earlier to occur of 10 years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Warrant. The number of shares for which the Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Warrant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “intend” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: our future operating expenses, our future losses, extent to which our issued and pending patents may protect our products and technology, the potential of our existing product candidates to lead to the development of commercial products, our ability to receive potential milestone or royalty payments under license and collaboration agreements and the timing of receipt of those payments, the timing and adequacy of cost-cutting measures, and our ability to defend against claims that have been made in litigation. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for our licensees engaged in the development of new products in a regulated market. Among other things: our product candidates subject to our out-license agreements are still being developed, and our licensees may require substantial funds to continue development which may not be available; we may not realize the expected benefits of our cost-saving initiatives; we may not be successful in entering into out-license agreements for our product candidates; if our therapeutic product candidates do not receive regulatory approval,  our third-party licensees will not be able to manufacture and market them; products or technologies of other companies may render some or all of our product candidates noncompetitive or obsolete; we do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; we and our licensees are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our product candidates and could subject us to significant fines and penalties; and certain of our technologies are in-licensed from third parties, so our capabilities using them are restricted and subject to additional risks. These and other risks, including those related to current economic and financial market conditions, are contained principally in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

XOMA Corporation (“XOMA”), a Delaware corporation, has a long history of discovering and developing innovative therapeutics derived from its unique platform of antibody technologies. Over our 37-year history, we built an extensive portfolio of fully-funded programs by advancing product candidates into the earlier stages of development and then licensing them to licensees who assumed the responsibilities of later stage development, approval and commercialization. Fully-funded programs are those for which our partners pay all of the development and commercialization costs. As licensees advance these programs, we are eligible for potential milestone and royalty payments.

Certain Factors Important to Understanding Our Financial Condition and Results of Operations

We have historically specialized in the discovery and development of innovative antibody-based therapeutics. In March 2017, we transformed our business model to become a royalty aggregator where we focus on expanding our portfolio of fully-funded programs by out-licensing our internally developed product candidates and acquiring potential milestone and royalty revenue streams on additional product candidates. We combined our royalty aggregator model with a significantly reduced corporate cost structure to further build value for our shareholders. Our long-term prospects depend upon the ability of our partners to successfully commercialize new therapeutics. Our financial performance is driven by many factors and is subject to the risks set forth in Part II, Item 1A - Risk Factors.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, those related to revenue recognition, and stock-based compensation to be critical policies. Except for the adoption of the new revenue recognition standard on January 1, 2018, as described below and in Note 2 to the Condensed Consolidated Financial Statements, there have been no significant changes in our critical accounting policies during the three months ended March 31, 2018, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 7, 2018.

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606") using the modified retrospective transition method and applied the standard only to contracts are still active or in place at that date. Also, as permitted, we applied the practical expedient under ASC 606 which permits us to treat all contract modifications that occurred prior to the adoption in aggregate when determining the performance obligations, transaction price and its allocation. Except for the license agreement with Rezolute, Inc. (formerly AntriaBio, Inc.), we did not have any other contracts with customers for which we have not completed our performance obligations, as of the adoption date January 1, 2018. The license agreement with Rezolute was not considered a contract under ASC 606 as it is not probable that the Company will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to Rezolute and there was no consideration exchanged upon execution of the arrangement or as of January 1, 2018. Thus, we determined that the adoption of ASC 606 did not have a financial impact on our consolidated financial statements and related disclosures. In addition, the adoption of ASC 606 has no material impact for tax purposes.

We have certain license arrangements in the scope of ASC 606. The terms of these agreements may contain multiple performance obligations, which primarily include transfer of our licenses. Prior to recognizing revenue, we make estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration may include payments based upon the achievement of specified milestones, and royalty payments based on product sales derived from the license agreements. If there are multiple distinct performance obligations, we allocate the transaction price to each distinct performance obligation based on its relative standalone selling price. All licenses we grant to customers are unique, as each uses a specific technology of XOMA or is geared towards a specific unique product candidate. Thus, there is no observable evidence of standalone selling price for the licenses. The standalone selling price is generally determined using a valuation approach based on discounted cash flow analysis. For licenses that are bundled with other promises, we utilize judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. Under our license agreements, the nature of the combined performance obligation is the granting of licenses to the customers. As such, we recognize revenue related to the combined performance obligation upon transfer of the license to the customers or completion of the transfer of related materials and services (i.e., point in time).

Results of Operations

Revenues

Total revenues for the three months ended March 31, 2018 and 2017, were as follows (in thousands):

	Three Months Ended March 31,		2017-2018
	2018	2017	Change
Revenue from contracts with customers	$401	$150	$251
Revenue recognized under units-of-revenue method	62	110	(48)
Total revenues	$463	$260	$203

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, milestone payments and royalties related to the out-licensing of our product candidates and technologies. The increase for the three months ended March 31, 2018, as compared to the same periods of 2017, was primarily due to $0.4 million in milestone payments from two of our partners for which there was no comparable payment in 2017.

Revenue recognized under units-of-revenue method

Revenues include the amortization of unearned revenue from the sale of royalty interests to HealthCare Royalty Partners II, L.P.  in December 2016.

The generation of future revenues related to licenses, milestones, and royalties is dependent on our ability to attract new licensees to our antibody technologies, and the achievement of milestones or product sales by our existing licensees.

Research and Development Expenses

Research and development (“R&D”) expenses were $0.4 million for the three months ended March 31, 2018, compared with $4.0 million for the same period in 2017. The decrease of $3.6 million for the three months ended March 31, 2018, as compared to the same period of 2017, was primarily due to decreases of $1.0 million in clinical trial costs, $0.8 million in consulting costs, $0.6 million in the allocation of facilities costs, $0.3 million in salaries and related expenses, $0.3 million in stock-based compensation, and $0.3 million in costs of external manufacturing activities. The decrease in allocation of facilities costs is a result of a decreased proportion of research and development employees as a result of our restructuring activities in December 2016 (the “2016 Restructuring”) and June 2017 (the “2017 Restructuring”).

We expect our R&D spending during the remainder of 2018 will be reduced as compared with 2017 levels due to the implementation of our royalty aggregator business model and related discontinuation of clinical trial activities.

General and Administrative Expenses

General and administrative (“G&A”) expenses include salaries and related personnel costs, facilities costs and professional fees. G&A expenses were $5.2 million for the three months ended March 31, 2018 and 2017, respectively. The minimal change for the three months ended March 31, 2018 was due primarily to decreases of $0.8 million in consulting services, $0.3 million in legal and audit fees, and $0.2 million in information technology costs, partially offset by increases of $0.7 million in stock compensation cost and $0.6 million in the allocation of facilities costs due to a greater proportion of general and administrative personnel after our restructuring activities.

We expect our G&A expenses during the remainder of 2018 to decrease as compared with 2017 levels due to our restructuring activities in 2016 and 2017. To support our royalty aggregator business model, we engage third parties to assist in our evaluation of potential acquisitions of milestone and royalty streams. While we expect our G&A expenses to decrease as compared with 2017, G&A expenses may increase in response to an increase in the volume of acquisition targets evaluated.

Restructuring Charges

On December 21, 2016, we announced a restructuring of our business based on our decision to focus our efforts on clinical development, with an initial focus on the X358 clinical programs. The restructuring included a reduction-in-force in which we terminated 57 employees, which was implemented in December 2016. In early 2017, we further revised our strategy to prioritize out-licensing activities and further curtail research and development spending and we eliminated an additional five employees with an effective termination date of June 30, 2017.

During the three months ended March 31, 2017, we recorded a charge of $1.5 million, related to severance, other termination benefits and outplacement services for the 2016 Restructuring and 2017 Restructuring activities. There were no such charges during the three months ended March 31, 2018.

Other Income (Expense)

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense is shown below for the three and ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		2017-2018
	2018	2017	Change
Novartis note	$139	$117	$22
Servier loan	—	177	(177)
Hercules loan	—	311	(311)
Other	31	4	27
Total interest expense	$170	$609	$(439)

The decrease in interest expense is due to the repayment of the Hercules term loan and Servier loan in 2017.

We expect interest expense during the remainder of 2018 to decrease as compared with 2017 due to the March 2017 payoff of the Hercules loan and August 2017 payoff of the Servier Loan. On May 7, 2018, we executed a loan agreement with Silicon Valley Bank and our interest expense may increase if we choose to access the funds.

Other Income, Net

The following table shows the activity in other income, net for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		2017-2018
	2018	2017	Change
Other income, net
Unrealized foreign exchange loss	$—	$(261)	$261
Sublease income	355	28	327
Gain on sale and disposal of equipment	—	1,314	(1,314)
Income under the agreement with Ology Bioservices	1,000	150	850
Other	146	98	48
Total other income, net	$1,501	$1,329	$172

The income under the agreement with Ology Bioservices was due to payments we received from Ology Bioservices during the three months ended March 31, 2018 and 2017 related to the disposition of our biodefense business in March 2016. The gain on sale of equipment of $1.3 million for the three months ended March 31, 2017 is related to the sale of equipment located in one of our leased facilities.

Loss on Extinguishment of Debt

In March 2017, we paid off our outstanding principal balance, final payment fee and accrued interest totaling $6.5 million under our loan and security agreement with Hercules, and we were not required to pay the 1% prepayment charge pursuant to the terms of the loan. We recognized a loss on extinguishment of $0.5 million from the payoff of the term loan.

Provision for Income Taxes

No provision was made for federal income tax, since we have incurred net operating losses during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, we had a total of $4.5 million of net unrecognized tax benefits, none of which would affect the effective tax rate upon realization.  We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

In accordance with SAB 118, the effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made.  Our income tax provision for the three months ended March 31, 2018 did not reflect any adjustment to the previously assessed Tax Act enactment effect. We will continue to assess forthcoming guidance and accounting interpretations on the effects of the Tax Act and expect to complete our analysis within the measurement period in accordance with the SEC guidance.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, our working capital and our cash flow activities for each of the periods presented (in thousands):

	March 31,	December 31,
	2018	2017	Change
Cash and cash equivalents	$41,968	$43,471	$(1,503)
Working capital	$36,797	$36,773	$24

	Three Months Ended March 31,		2017-2018
	2018	2017	Change
Net cash used in operating activities	$(3,839)	$(14,348)	$10,509
Net cash provided by investing activities	—	813	(813)
Net cash provided by financing activities	2,316	7,871	(5,555)
Effect of exchange rate changes on cash	20	(33)	53
Net decrease in cash and cash equivalents	$(1,503)	$(5,697)	$4,194

Cash Used in Operating Activities

The change in net cash from operating activities for the three months ended March 31, 2018, as compared with the same period in 2017, was primarily due to reduced spending as a result of the implementation of our royalty aggregator business model.

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

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 of $2.3 million was primarily related to the sale of common stock for net proceeds of $2.3 million.

Net cash provided by financing activities for the three months ended March 31, 2017 of $7.9 million was primarily related to the sale of preferred stock and common stock to BVF for total net proceeds of $24.9 million. This increase was partially offset by the payoff of our outstanding loan with Hercules of $17.5 million.

*        *        *

We have incurred significant operating losses since our inception and have an accumulated deficit of $1.2 billion as of March 31, 2018. As of March 31, 2018, we had cash and cash equivalents of $42.0 million, which will enable us to maintain our operations for a period of at least 12 months following the filing date of this report.

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

Changes in Contractual Obligations

Our future contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC. There have been no material changes from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. Our market risks related to interest rate sensitivities at March 31, 2018, have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2017 filed with the SEC.

Foreign Currency Risk

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

We depend on our licensees and royalty-agreement counterparties for the determination of royalty and milestone payments. While we typically have rights to audit our licensees and royalty-agreement counterparties, the independent auditors may have difficulty determining the correct royalty calculation, we may not be able to detect errors and payment calculations may call for retroactive adjustments. We may have to exercise legal remedies to resolve any disputes resulting from the audit.

The royalty and milestone payments we receive are determined by our licensees based on their reported development and product sales. Each licensee's calculation of the royalty payments is subject to and dependent upon the adequacy and accuracy of its sales and accounting functions, and errors may occur from time to time in the calculations made by a licensee. Our license and royalty agreements typically provide us the right to audit the calculations and sales data for the associated royalty payments; however, such audits may occur many months following our recognition of the royalty revenue, may require us to adjust our royalty revenues in later periods and may require expense on the part of the Company. Further, our licensees and royalty-agreement counterparties may be uncooperative or have insufficient records, which may complicate and delay the audit process.

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

With the exception of the year ended December 31, 2017, we have incurred significant operating losses and negative cash flows from operations since its inception. We had net losses of $3.8 million and $10.7 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $1.2 billion.

We do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

To date, we have financed our operations primarily through the sale of equity securities and debt, and collaboration and licensing arrangements. The size of our future net losses will depend, in part, on the rate of our future expenditures and our and our partner’s ability to generate revenues. If our partner’s product candidates are not successfully developed or commercialized by our licensees, or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our ability to achieve profitability is dependent in large part on the success of our ability to license our product candidates, and the success of our licensees’ development programs, both of which are uncertain. Our success is also dependent on our licensees obtaining regulatory approval to market our product candidates which may not materialize or prove to be successful.

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

Reducing costs is a key element of our current business strategy. On August 21, 2015, in connection with our efforts to lower operating expenses and preserve capital while continuing to focus on our product pipeline, we implemented a workforce reduction, which led to the termination of 52 employees during the second half of 2015. On December 19, 2016, we approved a restructuring of our business based on our decision to focus our efforts on clinical development, with an initial focus on the X358 clinical program. The restructuring included a reduction-in-force in which we terminated 57 employees. In early 2017, we implemented a royalty aggregator business model, which resulted in the termination of five additional employees effective June 30, 2017.

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

There can be no assurance the market price of our common stock will not decline below its present market price or there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2018, through May 7, 2018, the share price of our common stock has ranged from a high of $36.86 to a low of $19.09. Additionally, we have two significant holders of our stock that could affect the liquidity of our stock and have a significant negative impact on our stock price if one or both of the holders were to quickly sell their ownership positions.

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

Our results of operations and liquidity needs could be materially negatively affected by market fluctuations or an economic downturn.*

Our results of operations could be materially negatively affected by economic conditions generally, both in the United States and elsewhere around the world. Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, and the U.S. financial markets have in the past contributed to, and may continue in the future contributed to, increased volatility and diminished expectations for the economy and the markets. Domestic and international equity markets periodically experience heightened volatility and turmoil. These events may have an adverse effect on us. In the event of a market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may decline.

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

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which 5,003 shares of Series X preferred stock were issued and outstanding as of May 7, 2018. Each share of Series X is convertible into 1,000 shares of registered common stock based on a conversion price of $4.03 per share of common stock. The total number of shares of common stock issued upon conversion of all issued Series X convertible preferred stock will be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which is initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. In addition, we are authorized to issue, generally without stockholder approval, up to 277,333,332 shares of common stock, of which 8,367,118 were issued and outstanding as of May 7, 2018. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

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

New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of SOX and Dodd-Frank and rules adopted by the SEC and NASDAQ, will likely result in increased costs to us as we respond to their requirements. We continue to invest resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expense.

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

The FDA and other regulatory agencies have substantial discretion in both the product approval process and manufacturing facility approval process, and as a result of this discretion and uncertainties about outcomes of testing, we cannot predict at what point, or whether, the FDA or other regulatory agencies will be satisfied with our licensees’ submissions or whether the FDA or other regulatory agencies will raise questions that may be material and delay or preclude product approval or manufacturing facility approval. In light of this discretion and the complexities of the scientific, medical and regulatory environment, our or our licensees’ interpretation or understanding of the FDA’s or other regulatory agencies’ requirements, guidelines or expectations may prove incorrect, which also could delay further or increase the cost of the approval process.

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

Due to the uncertainties regarding biotechnology patents, we also have relied and will continue to rely upon trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. Our employees and contractors are typically required to sign confidentiality agreements under which they agree not to use or disclose any of our proprietary information. Research and development contracts and relationships between us and our scientific consultants and potential licensees provide access to aspects of our know-how that are protected generally under confidentiality agreements. These confidentiality agreements may be breached or may not be enforced by a court. To the extent proprietary information is divulged to competitors or to the public generally, such disclosure may affect our licensees’ ability to develop or commercialize our products adversely by giving others a competitive advantage or by undermining our patent position.

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

After a series of restructuring activities during 2016 and 2017, we had 12 employees as of May 7, 2018. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our business may suffer and we may be unable to implement our current initiatives or grow effectively.

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

In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. We believe companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, all ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. A data security breach could also lead to public exposure of personal information of our clinical trial patients, customers and others which could expose us to liability under federal or state privacy laws. Cyber-attacks result in the theft of proprietary information which could be used to compete against us and could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business.

Significant disruptions of information technology systems, including cloud-based systems, or breaches of data security could adversely affect our business.*

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including cloud-based systems, to support business processes as well as internal and external communications. Our computer systems, and those of our partners and contractors, are potentially vulnerable to breakdown, malicious intrusion and computer viruses that may result in the impairment of key business processes. Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operations.

In addition, our data security and information technology systems, as well as those of our partners and contractors, are potentially vulnerable to data security breaches, whether by employees or others, that may expose sensitive data or personal information to unauthorized persons. Effective May 25, 2018, the European Union (“EU”) will implement the General Data Protection Regulation (“GDPR”) a broad data protection framework that expands the scope of current EU data protection law to non-European Union entities that process, or control the processing of, the personal information of EU subjects, including clinical trial data. The GDPR allows for the imposition of fines and/or corrective action on entities that improperly use or disclose the personal information of EU subjects, including through a data security breach. Accordingly, data security breaches experienced by us, our partners or contractors could lead to significant fines, required corrective action, the loss of trade secrets or other intellectual property, public disclosure of sensitive clinical or commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, partners, and others. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could result in fines, increased costs or loss of revenue as a result of:

•harm to our reputation;

•fines imposed on us by regulatory authorities;

•additional compliance obligations under federal, state or foreign laws;

•requirements for mandatory corrective action to be taken by us; and

•requirements to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data.

If we are unable to prevent such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events.

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

Monitoring, initiating and defending against legal actions, including any currently pending litigation, are time-consuming for our management, are likely to be expensive and may detract from our ability to fully focus our internal resources on our business activities. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business. In addition, the inherent uncertainty of any future litigation could lead to increased volatility in our stock price and a decrease in the value of an investment in our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment of Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	10/18/2016

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-14710	3.1	02/16/2017

3.6	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Form of Series X Preferred Stock Certificate	8-K	000-14710	4.1	02/16/2017

4.4	Form of Warrant (February 2015 Warrants)	10-Q	000-14710	4.10	05/07/2015

4.5	Form of Warrant (February 2016 Warrant)	10-Q	000-14710	4.9	05/04/2016

10.1+#	Amendment No. 1, dated March 30, 2018, to the License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio, Inc.)

10.2+#	Amendment No.1, dated March 30, 2018 to the Common Stock Purchase Agreement, dated December 6, 2017, between XOMA Corporation and Rezolute, Inc. (formerly AntriaBio, Inc.)

10.3#	License Agreement dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio)	10-K	000-14710	10.66	03/07/2018

10.4#	Common Stock Purchase Agreement dated December 6, 2017, between XOMA Corporation and Rezolute, Inc. (formerly AntriaBio)	10-K	000-14710	10.65	03/07/2018

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

XOMA Corporation

Date: May 9, 2018	By:	/s/ JAMES R. NEAL
James R. Neal Chief Executive Officer (principal executive officer) and Director
Date: May 9, 2018	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)