Form 10-Q/A
period 2018-03-31
XOMA Corp
filed 2018-07-05
CIK 791908

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2018
Common Stock, $0.0075 par value	8,379,163

 EXPLANATORY NOTE

XOMA Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the period ended March 31, 2018 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2018. This Amendment is an exhibit-only filing.  The purpose of this Amendment is to refile Exhibit 10.2, which was originally filed with the Form 10-Q, to conform such exhibit to respond to comments received from the staff of the SEC on the confidential treatment request filed by the Company with respect to Exhibit 10.2.  Except for the changes to Exhibit 10.2, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

No revisions are being made to the Company’s financial statements. This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

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

32.1**

Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith
#

Confidential treatment has been requested for certain provisions omitted from this Exhibit pursuant to Rule 406 promulgated under the Securities Act. The omitted information has been filed separately with the SEC.

**	Previously furnished with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, as filed on May 9, 2018.
***	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, as filed on May 9, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XOMA Corporation

Date: July 5, 2018	By:	/s/ JAMES R. NEAL
James R. Neal Chief Executive Officer (principal executive officer) and Director
Date: July 5, 2018	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)