Form 10-Q
period 2018-06-30
XOMA Corp
filed 2018-08-07
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2018
Common Stock, $0.0075 par value	8,387,163

XOMA CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$38,690	$43,471
Trade and other receivables	480	397
Prepaid expenses and other current assets	588	327
Total current assets	39,758	44,195
Property and equipment, net	74	83
Long-term equity securities	553	—
Other assets	831	657
Total assets	$41,216	$44,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,082	$1,679
Accrued and other liabilities	1,142	2,675
Income taxes payable	—	1,637
Unearned revenue recognized under units-of-revenue method – current	171	615
Contract liabilities	798	798
Accrued interest on long-term debt – current	—	18
Total current liabilities	3,193	7,422
Unearned revenue recognized under units-of-revenue method – non-current	17,592	17,123
Long-term debt	14,853	14,572
Other liabilities – non-current	726	32
Total liabilities	36,364	39,149

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Convertible preferred stock, $0.05 par value, 1,000,000 shares authorized, 5,003 shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 8,379,163 and 8,249,158 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	63	62
Additional paid-in capital	1,189,601	1,184,783
Accumulated deficit	(1,184,812)	(1,179,059)
Total stockholders’ equity	4,852	5,786
Total liabilities and stockholders’ equity	$41,216	$44,935

The accompanying notes are an integral part of these consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Revenue from contracts with customers	$2,341	$10,780	$2,743	$10,930
Revenue recognized under units-of-revenue method	(86)	110	(25)	220
Total revenues	2,255	10,890	2,718	11,150

Operating expenses:
Research and development	376	2,916	808	6,908
General and administrative	4,411	5,203	9,579	10,370
Restructuring	459	1,460	459	3,480
Total operating expenses	5,246	9,579	10,846	20,758

(Loss) income from operations	(2,991)	1,311	(8,128)	(9,608)

Other income (expense):
Interest expense	(178)	(297)	(348)	(906)
Loss on extinguishment of debt	—	—	—	(515)
Other income (expense), net	1,222	(729)	2,723	600
Net (loss) income and comprehensive (loss) income	$(1,947)	$285	$(5,753)	$(10,429)
Net (loss) income and comprehensive (loss) income available to common stockholders, basic and diluted	$(1,947)	$172	$(5,753)	$(16,032)
Basic net (loss) income per share available to common stockholders	$(0.23)	$0.02	$(0.69)	$(2.21)
Diluted net (loss) income per share available to common stockholders	$(0.23)	$0.02	$(0.69)	$(2.21)
Weighted average shares used in computing basic net (loss) income per share available to common stockholders	8,362	7,588	8,338	7,240
Weighted average shares used in computing diluted net (loss) income per share available to common stockholders	8,362	7,643	8,338	7,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows used in operating activities:
Net loss	$(5,753)	$(10,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of Rezolute common stock shares received as consideration for license agreement	(955)	—
Stock-based compensation expense	2,186	2,855
Common stock contribution to 401(k)	20	506
Depreciation and amortization	15	231
Amortization of debt issuance costs, debt discount and final payment on debt	12	405
Loss on sublease	591	—
Loss on extinguishment of debt	—	515
Unrealized loss on foreign currency exchange	—	1,199
Gain on sale and disposal of equipment	—	(1,226)
Change in fair value of long-term equity securities	402	—
Other	(20)	57
Changes in assets and liabilities:
Trade and other receivables	(83)	(10,065)
Prepaid expenses and other assets	(193)	275
Accounts payable and accrued liabilities	(2,421)	(6,961)
Accrued interest on long-term debt	281	102
Unearned revenue recognized under units-of-revenue method	25	(219)
Income tax payable	(1,637)	—
Other liabilities	342	—
Net cash used in operating activities	(7,188)	(22,755)

Cash flows from investing activities:
Proceeds from sale of equipment	—	1,614
Net cash provided by investing activities	—	1,614

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	20,072
Proceeds from issuance of common stock, net of issuance costs	2,331	5,400
Proceeds from exercise of options	481	—
Debt issuance costs and loan fees	(181)	—
Principal payments – debt	—	(16,380)
Payment of final fee related to loan extinguishment	—	(1,150)
Principal payments – capital lease	(7)	(51)
Taxes paid related to net share settlement of equity awards	(237)	—
Net cash provided by financing activities	2,387	7,891

Effect of exchange rate changes on cash	20	(27)

Net decrease in cash and cash equivalents	(4,781)	(13,277)
Cash and cash equivalents at the beginning of the period	43,471	25,742
Cash and cash equivalents at the end of the period	$38,690	$12,465

Supplemental Cash Flow Information:
Cash paid for interest	$—	$396
Cash paid for taxes	$1,637	$—
Non-cash investing and financing activities:
Fair value of Rezolute common stock shares received as consideration for license agreement	$955	$—
Interest added to principal balance on long-term debt	$281	$236
Prepaid financing cost related to issuance of common stock	$100	$—
Issuance of common stock warrant under SVB loan	$139	$—

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

Liquidity and Financial Condition

With the exception of the year ended December 31, 2017, the Company has typically incurred significant operating losses and negative cash flows from operations since its inception. As of June 30, 2018, the Company had cash of $38.7 million. The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, long-term equity securities, debt amendments, long-lived assets, restructuring liabilities, legal contingencies, and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results may differ significantly from these estimates, such as the Company’s billing under past government contracts and amortization of the payments received from HealthCare Royalty Partners II, L.P. (“HCRP”). Under the Company’s contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a part of the National Institutes of Health (“NIH”), the Company billed using NIH’s provisional rates and thus is subject to future audits at the discretion of NIAID’s contracting office. These audits can result in an adjustment to revenue previously reported which potentially could be material. In addition, under the contracts with HCRP, the amortization for the reporting period is calculated based on the payments expected to be made by the licensees to HCRP over the term of the arrangement. Any changes to the estimated payments by the licensees to HCRP can result in a material adjustment to revenue previously reported.

Restructuring and Impairment Charges

Restructuring costs are primarily comprised of severance costs related to workforce reductions, contract termination costs, lease-related liability and asset impairments. The Company recognizes restructuring charges when the liability has been incurred, except for employee termination benefits that are incurred over time. Generally, employee termination benefits (i.e., severance costs) are accrued at the date management has committed to a plan of termination and employees have been notified of their termination dates and expected severance payments. Key assumptions in determining the restructuring costs include the terms and payments that may be negotiated to terminate certain contractual obligations and the timing of employees leaving the Company. Other costs, including contract termination costs, are recorded when the arrangement is terminated. Asset impairment charges have been, and will be, recognized when management has concluded that the assets have been impaired.

For lease-related liability, the Company recognizes the present value of facility lease-related obligations, net of estimated sublease income and other costs, when the Company has future payments with no future economic benefit. In future periods the Company will record accretion expense to increase the liability to an amount equal to the estimated future cash payments necessary to exit the leases. This requires judgment and management estimation to determine the expected time frame for securing a subtenant, the amount of sublease income to be received and the appropriate discount rate to calculate the present value of the future cash flows. Should actual lease costs differ from estimates, the Company may be required to adjust the restructuring charge which will impact operating expenses in the period any adjustment is recorded.

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606") using the modified retrospective transition method and applied the standard only to contracts that are still active or in place at that date. Also, as permitted, the Company applied the practical expedient under ASC 606 which permits the Company to treat all contract modifications that occurred prior to the adoption in aggregate when determining the performance obligations, transaction price and its allocation. Except for the Company’s license agreement with Rezolute, Inc. (formerly AntriaBio, Inc.) (“Rezolute”), the Company did not have any other contracts with customers for which the Company had not completed its performance obligations as of the adoption date January 1, 2018. The license agreement with Rezolute was not considered a contract under ASC 606 as it is not probable that the Company will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to Rezolute and there was no consideration exchanged upon execution of the arrangement or as of January 1, 2018 (see Note 4). Thus, the Company determined that the adoption of ASC 606 did not have a financial impact on the Company's consolidated financial statements. In addition, the adoption of ASC 606 has no material impact for tax purposes. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.

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

Equity Securities

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendment requires equity investments (except those accounted for under the equity method, those that result in consolidation of the investee and certain other investments) to be measured at fair value with any changes in fair value recognized in net (loss) income. For equity investments that do not have readily determinable fair values and do not qualify for the existing practical expedient in ASC 820, Fair Value Measurements, to estimate fair value using the net asset value per share of the investment, the Company may choose to measure those investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. In February 2018, the Financial Accounting Standards Board (“FASB”) also issued ASU 2018-03, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2018-03), which made improvements to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods beginning after June 15, 2018, but may be adopted concurrently with ASU 2016-01. As permitted, the Company adopted ASU 2016-01 and ASU 2018-03 concurrently on January 1, 2018. The adoption had no impact on the condensed consolidated financial statements as the Company did not have any equity investments that existed as of the adoption date.

Subsequent to the adoption date, the Company received shares of common stock from Rezolute (Note 4). Equity investments in Rezolute are classified in the consolidated balance sheets as long-term equity securities. The equity securities are measured at fair value, with changes in fair value recorded in other income (expense), net line item of the consolidated statement of operations and comprehensive (loss) income at each reporting period. The Company remeasures its equity investments at each reporting period until such time that the investment is sold or disposed of. If the Company sells an investment, any realized gains and losses on the sale of the securities will be recognized in the consolidated statement of operations and comprehensive (loss) income in the period of sale.

Net (Loss) Income per Share Available to Common Stockholders

Basic net (loss) income per share available to common stockholders is based on the weighted average number of shares of common stock outstanding during the period. Net (loss) income available to common stockholders consists of net (loss) income, as adjusted for the convertible preferred stock deemed dividends related to the beneficial conversion feature on this instrument at issuance. For the six months ended June 30, 2017, the convertible preferred stock had a deemed dividend which represented the accretion of a beneficial conversion feature. As such, the net loss for the six months ended June 30, 2017 was adjusted for the convertible preferred stock deemed dividend related to the beneficial conversion feature on these shares at issuance.

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

During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. Diluted net (loss) income per share available to common stockholders is based on the weighted average number of shares outstanding during the period, adjusted to include the assumed conversion of preferred stock, and the exercise of certain stock options, RSUs, and warrants for common stock. The calculation of diluted (loss) income per share available to common stockholders requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of any outstanding options, RSUs or warrants and the presumed exercise of such securities are dilutive to earnings (loss) per share available to common stockholders for the period. Adjustments to the denominator are required to reflect the related dilutive shares.

Concentration of Risk

Cash equivalents and receivables are financial instruments which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents, such as money market funds. As of June 30, 2018, the Company had no cash equivalents. As of December 31, 2017, cash equivalents consist of money market funds which were held by major financial institutions which management believes are of high credit quality. The Company has not encountered any such liquidity issues during 2018.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three months ended June 30, 2018, two partners represented 80% and 11% of total revenues. For the six months ended June 30, 2018, two partners represented 66% and 22% of total revenues. For the three months ended June 30, 2017, one partner represented 92% of total revenues. For the six months ended June 30, 2017, one partner represented 90% of total revenues. As of June 30, 2018, two partners represented 84% and 16% of the trade receivables balance, respectively. As of December 31, 2017, one partner represented  95% of the trade receivables balance.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is evaluating the impact of the adoption of the standard on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718) “Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. ASU 2018-07 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company elected to early adopt this standard on June 30, 2018. The adoption did not have a material impact on the condensed consolidated financial statements.

3. Condensed Consolidated Financial Statements Detail

Cash and Cash Equivalents

As of June 30, 2018, cash consisted of demand deposits of $38.7 million. As of December 31, 2017, cash and cash equivalents consisted of demand deposits of $34.9 million and money market funds of $8.6 million with maturities of less than 90 days at the date of purchase.

Long-term Equity Securities

As of June 30, 2018, long-term equity securities consisted of an investment in Rezolute’s common stock of $0.6 million (see Note 4). The Company recognized a loss of $0.4 million due to the change in fair value of its investment in Rezolute’s common stock in other income (expense), net line item of the consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2018.

Property and Equipment, net

During the six months ended June 30, 2017, the Company completed the sale of equipment and disposal of certain equipment located in one of its leased facilities for total proceeds of $1.6 million. The total carrying value of the equipment sold and disposed of was $0.4 million. Accordingly, the Company recorded a loss of $88,000 and a gain of $1.2 million on the sale and disposal of equipment in the other income (expense), net line of the condensed consolidated statements of operations and comprehensive (loss) income) for the three and six months ended June 30, 2017, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued legal and accounting fees	$259	$431
Accrued restructuring	217	130
Accrued incentive compensation	194	229
Deferred rent	182	765
Liability related to sublease	147	800
Accrued payroll and other benefits	108	141
Other	35	179
Total	$1,142	$2,675

Net (loss) Income Per Share Available to Common Stockholders

The following is a reconciliation of the numerator (net income or loss) and the denominator (number of shares) used in the calculation of basic and diluted net (loss) income per share available to common stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator
Net (loss) income	$(1,947)	$285	$(5,753)	$(10,429)
Less: Deemed dividend on convertible preferred stock	—	—	—	(5,603)
Less: Allocation of undistributed earnings to participating securities	—	(113)	—	—
Net (loss) income available to common stockholders, basic and diluted	$(1,947)	$172	$(5,753)	$(16,032)

Denominator
Weighted average shares used in computing basic net (loss) income per share available to common stockholders	8,362	7,588	8,338	7,240
Effect of dilutive stock options	—	55	—	—
Weighted average shares used in computing diluted net (loss) income per share available to common stockholders	8,362	7,643	8,338	7,240

Potentially dilutive securities are excluded from the calculation of diluted net (loss) income per share available to common stockholders if their inclusion is anti-dilutive. The following table shows the weighted-average outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net (loss) income per share available to common stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Convertible preferred stock	5,003	—	5,003	3,732
Common stock options and RSUs	1,625	1,138	1,635	1,391
Warrants for common stock	21	19	19	19
Total	6,649	1,157	6,657	5,142

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

The Company concluded that the development and regulatory milestone payments are solely dependent on Novartis’ performance and achievement of specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price as of June 30, 2018. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Novartis and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

As of June 30, 2018, and December 31, 2017, there are no contract assets or contract liabilities related to this arrangement. In addition, the Company did not recognize any revenue related to this arrangement during the three and six months ended June 30, 2018.  None of the costs to obtain or fulfill the contract were capitalized.

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

During the three months ended June 30, 2017, Novartis International achieved a clinical development milestone pursuant to the License Agreement and, as a result, the Company earned a $10.0 million milestone payment which was recognized as license fees in the consolidated statement of comprehensive income. As of June 30, 2018, the Company is eligible to receive up to a total of $470.0 million in development, regulatory and commercial milestones.

The Company concluded that the development and regulatory milestone payments are solely dependent on Novartis’ performance and achievement of the specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price as of June 30, 2018. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Novartis and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

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

As of June 30, 2018, and December 31, 2017, there are no contract assets or contract liabilities related to this arrangement. In addition, the Company did not recognize any revenue related to this arrangement during the three and six months ended June 30, 2018.  None of the costs to obtain or fulfill the contract were capitalized.

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

On March 30, 2018, the Company and Rezolute amended the license agreement and common stock purchase agreement. The license agreement was amended to add terms specifying the financial responsibility for certain tasks related to the technology transfer of RZ358 license. The common stock purchase agreement was amended as follows: (1) adjusted the total shares due upon the Initial Closing (as defined in the common stock purchase agreement) from $5.0 million in value to 7,000,000 shares; (2) increase the shares due upon a Qualified Financing from $7.0 million in value to $8.5 million in value; and (3) increase the shares due upon the 2019 Closing from $7.0 million in value to $8.5 million in value. All other terms of the license agreement and common stock purchase agreement remain unchanged.

Under the license agreement and common stock purchase agreement, no consideration was exchanged upon execution of the arrangement. In consideration for receiving the license for RZ358, Rezolute agreed to issue shares of its common stock and pay cash to the Company upon the occurrence of Rezolute’s financing activities and the amounts to be paid will be based on the timing of those activities.

Upon execution of the arrangement, the Company determined that it is not probable that the Company will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to Rezolute. Therefore, the Company determined that there was no contract on December 6, 2017 under ASC 606.

During the three months ended March 31, 2018, Rezolute completed an Interim Financing Closing as defined in the common stock purchase agreement resulting in consideration due to XOMA consisting of 69,252 shares of Rezolute’s common stock and cash of $50,000. In addition, during the three months ended March 31, 2018, the Company completed the delivery of the license and related materials, product data/filing, process and know-how to Rezolute. However, the Company determined that the achievement of the Interim Financing Closing and related consideration as well as the amendment in March 2018 were not substantive to overcome the collectability criterion required to establish a contract under ASC 606. Thus, there was no contract as of March 31, 2018 and no revenue was recognized during the three months ended March 31, 2018 under the arrangement.

On April 3, 2018, Rezolute closed a debt financing activity for gross proceeds of $4.0 million, which triggered the Initial Closing defined under the amended common stock purchase agreement between the Company and Rezolute. As such, pursuant to the terms of the amended common stock purchase agreement with Rezolute, the Company received 8,023,758 shares of Rezolute’s common stock and cash of $0.5 million. The cash and share consideration in connection with the Interim Financing Closing during the three months ended March 31, 2018 and Initial Closing as noted above were received in April 2018. Under the amended license agreement, XOMA was also entitled to receive $0.3 million of reimbursable technology transfer expenses from Rezolute. The Company concluded that the payment associated with the Initial Closing represent substantially all consideration for the delivered license and technology to Rezolute. Therefore, the Company determined that a contract exists between Rezolute and XOMA under ASC 606 on April 3, 2018.

The amended license agreement and amended common stock purchase agreement were accounted for as one arrangement because they were entered into at the same time in contemplation of each other. The Company concluded that there are multiple promised goods and services under the combined arrangement, including the license to RZ358, the transfer of RZ358 materials and product data/filing, and the transfer of process and know-how related to RZ358, which were determined to represent one combined performance obligation. The Company determined that the Additional Product Option is not an option with material right because there was no upfront consideration to the Company that would result to an incremental discount for the future opt in payments. Therefore, the Company concluded that the Additional Product Option is not a performance obligation. The option fee will be recognized as revenue when, and if, Rezolute exercises its option because the Company has no further performance obligations at that point.

On April 3, 2018, the Company determined that the transaction price under the arrangement was $1.8 million, which consisted of the 8,093,010 shares of Rezolute’s common stock valued at $1.0 million, $0.5 million in cash, and reimbursable technology transfer expenses of $0.3 million. During the three months ended June 30, 2018, the Company recognized the entire transaction price of $1.8 million as revenue upon completion of the delivery of the licenses and related materials, product data/filing, process and know-how. The change in fair value of Rezolute’s common stock after the contract inception date was due to the form of the consideration and therefore, not included in the transaction price pursuant to the accounting guidance. The Company accounted for the loss due to change in the fair value of its investment in Rezolute’s common stock of $0.4 million in other income (expense), net line item of the consolidated statement of operations and comprehensive loss for the three months ended June 30, 2018.

The Company concluded that the development and regulatory milestone payments are solely dependent on Rezolute’s performance and achievement of the specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price as of June 30, 2018. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Rezolute and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether the estimate of variable consideration is constrained and update the estimated transaction price accordingly.

As of June 30, 2018, the Company has a receivable from Rezolute related to the reimbursable technology transfer expenses of $0.3 million included in trade and other receivables on the condensed consolidated balance sheet. As of June 30, 2018, there was no contract liability related to this arrangement. As of December 31, 2017, there were no contract assets or contract liability related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized.

NIAID

Prior to the sale of the Company’s biodefense business discussed in Note 6, the Company performed services under a $64.8 million multiple-year contract funded with federal funds from NIAID (Contract No. HHSN272200800028C), for development of anti-botulinum antibody product candidates. The contract work was being performed on a cost plus fixed fee basis over a three-year period. The Company recognized revenue under the arrangement as the services were performed on a proportional performance basis. Consistent with the Company’s other contracts with the U.S. government, invoices were provisional until finalized. The Company operated under provisional rates from 2010 through 2014, subject to adjustment based on actual rates upon agreement with the government. In 2014, upon completion of NIAID’s review of hours and external expenses, XOMA agreed to exclude certain hours and external expenses resulting in a $0.4 million receivable and $0.8 million deferred revenue balances. As of December 31, 2017, the Company wrote off the $0.4 million receivable from NIAID as the likelihood of collection is remote. The Company classified $0.8 million as contract liabilities on the consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.

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

The Company classified the proceeds received from HCRP as unearned revenue, to be recognized as revenue under units-of-revenue method over the life of the license agreements because of the Company's limited continuing involvement in the Acquisition Agreements. Such limited continuing involvement is related to the Company’s undertaking to cooperate with HCRP in the event of litigation or a dispute related to the license agreements. Because the transaction was structured as a non-cancellable sale, the Company does not have significant continuing involvement in the generation of the cash flows due to HCRP and there are no guaranteed rates of return to HCRP, the Company recorded the total proceeds of $18.0 million as unearned revenue recognized under units-of-revenue method. The Company allocated the total proceeds between the two Acquisition Agreements based on the relative fair value of expected payments to be made to HCRP under the license agreements. The unearned revenue is being recognized as revenue over the life of the underlying license agreements under the "units-of-revenue" method. Under this method, amortization for a reporting period is calculated by computing a ratio of the allocated proceeds received from HCRP to the payments expected to be made by the licensees to HCRP over the term of the Acquisition Agreements, and then applying that ratio to the period’s cash payment. During the three and six months ended June 30, 2018, the Company recognized $43,000 and $197,000, respectively, of revenue under the units-of-revenue method. Due to lower than projected product sales, the Company reversed revenue recognized in prior periods under units-of-revenue method under these arrangements by $129,000 and $222,000 during the three and six months ended June 30, 2018, respectively. The change in estimate of product sales resulted in net revenue of $(86,000) and $(25,000) during the three and six months ended June 30, 2018, respectively. The Company recognized $0.1 million and $0.2 million as revenue under units-of-revenue method under these arrangements during the three and six months ended June 30, 2017, respectively. As of June 30, 2018, the current and non-current portion of the remaining unearned revenue recognized under units-of-revenue method was $0.2 million and $17.6 million, respectively. As of December 31, 2017, the Company classified $0.6 million and $17.1 million as current and non-current unearned revenue recognized under units-of-revenue method, respectively.

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at June 30, 2018 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Long-term equity securities	$—	$—	$553	$553

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$34,907	$—	$—	$34,907

(1)	Included in cash and cash equivalents

During the six-month period ended June 30, 2018, there were no transfers between Level 1, Level 2, or Level 3 assets reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The following table provides a summary of changes in the estimated fair value of the Company’s Level 3 financial assets for the six months ended June 30, 2018 (in thousands):

Balance at December 31, 2017	$—
Fair value of long-term equity securities at contract inception	955
Change in fair value	(402)
Balance at June 30, 2018	$553

The equity securities consisted of an investment in Rezolute’s common stock and are classified as long-term assets on the condensed consolidated balance sheet as of June 30, 2018. The long-term equity securities are revalued each reporting period with changes in fair value recorded in other income (expense), net line item of the condensed consolidated statement of operations and comprehensive (loss) income. The Company and its valuation specialist used a probability-weighted expected return model (“PWERM”) to measure the fair value of the securities. The PWERM considers various scenarios for the expected payout of the securities covering the full range of the potential outcomes. The PWERM determines the value of an asset based upon an analysis of future values for the subject asset and full range of its potential values. The asset value is based upon the present value of the probability of each future outcome becoming available to the asset and the economic rights and preferences of each asset. This valuation methodology is based on unobservable estimates and judgements, and therefore is classified as a Level 3 fair value measurement. Scenarios and probabilities were based on Company management estimates and were incorporated into the determination of the fair value of the equity securities.

The estimated fair value of the equity securities was calculated based on the following assumptions as of the contract inception date of April 3, 2018 and at June 30, 2018:

	April 3,	June 30,
	2018	2018
Discount for lack of marketability	30%	32%
Estimated time to liquidity of shares	1.45 years	1.45 years

Scenario probabilities
Liquidation	65%	75%
Near-term sale	5%	5%
Near-term financing	30%	20%

Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the long-term equity securities.

The estimated fair value of the Company’s outstanding long-term debt is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding long-term debt at June 30, 2018, and December 31, 2017, are as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Novartis note	$14,853	$14,460	$14,572	$14,178

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

In February 2017, the Company executed an Amendment and Restatement to both the asset purchase agreement and Ology Bioservices License Agreement primarily to (i) remove the obligation to issue 23,008 shares of Ology Bioservices under the asset purchase agreement, and (ii) revise the payment schedule related to the timing of the $4.5 million cash payments due to the Company under the Ology Bioservices License Agreement. Of the $4.5 million, $3.0 million was contingent upon Ology Bioservices achieving certain specified future operating objectives. In the first quarter of 2017, the Company became entitled to receive $1.6 million under the agreement that will be received in quarterly payments through September 2018. In the third quarter of 2017, Ology Bioservices achieved the specified operating objectives and the Company earned the $3.0 million milestone fee that will be received in monthly payments through July 2018. The Company received $1.0 million and $2.0 million during the three and six months ended June 30, 2018, and $0.3 million and $0.4 million during the three and six months ended June 30, 2017, respectively, which was recognized as other income in the condensed consolidated statements of operations and comprehensive (loss) income.

7. Restructuring Charges

On December 19, 2016, the Board of Directors approved a restructuring of the Company’s business based on its decision to focus the Company’s efforts on clinical development, with an initial focus on the X358 clinical programs. The restructuring included a reduction-in-force in which the Company terminated 57 employees. In early 2017, the Company further revised its strategy to prioritize out-licensing activities and further curtail research and development spending and terminated five additional employees. Charges related to these initiatives were complete by the end of fiscal 2017.

At June 30, 2018, the Company completely vacated one of its two leased facilities in Berkeley, California and subleased the majority of the leased space to two subtenants. In connection with the sublease agreement executed in April 2018, the Company recognized a loss on the sublease of $0.6 million, which was recorded in the restructuring charges line item of the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2018 (see Note 10). In connection with vacating this space, the Company recorded a discounted lease-related restructuring liability of $0.4 million as of June 30, 2018, which was calculated as the present value of the estimated future facility costs for which the Company would obtain no future economic benefit over the term of the lease, net of estimated future sublease income, and adjusted for the remaining balance of deferred rent of $0.6 million. This resulted in the Company recording a credit to restructuring costs of $0.1 million in its condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2018.

The Company classified the current portion of the combined lease-related liabilities of $0.4 million within accrued and other liabilities and the non-current portion of $0.5 million within other liabilities- non-current in its condensed consolidated balance sheet as of June 30, 2018.

8. Long-Term Debt

Novartis Note

In May 2005, the Company executed a secured note agreement (the “Note Agreement”) with Novartis, which was due and payable in full in June 2015. Under the Note Agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrued at six-month LIBOR plus 2%, which was equal to 4.50% at June 30, 2018 is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments could be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount did not exceed $50.0 million. The Company made this election for all interest payments. Loans under the Note Agreement were secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder.

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

As of June 30, 2018 and December 31, 2017, the outstanding principal balance under the Secured Note Amendment was $14.9 million and $14.6 million, respectively, and was included in long-term debt in the accompanying condensed consolidated balance sheets.

Servier Loan Agreement

In December 2010, in connection with the collaboration agreement entered into with Servier, the Company executed a loan agreement with Servier (the “Servier Loan Agreement”), which provided for an advance of €15.0 million (or $19.5 million at the exchange rate on the date of funding). The loan was secured by an interest in XOMA’s intellectual property rights to gevokizumab and its use in indications worldwide, excluding certain rights in the U.S. and Japan. Interest was calculated at a floating rate based on a Euro Inter-Bank Offered Rate (“EURIBOR”) and subjected to a cap.

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

In connection with the Hercules Term Loan, the Company issued unregistered warrants that entitle Hercules to purchase up to an aggregate of 9,063 unregistered shares of XOMA common stock at an exercise price equal to $66.20 per share. These warrants were exercisable immediately and have a five-year term expiring in February 2020. The warrants are classified in stockholders’ equity on the condensed consolidated balance sheets. As of June 30, 2018, all of these warrants were outstanding.

Silicon Valley Bank Loan Agreement

On May 7, 2018 (the “Effective Date”), the Company executed a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Under the Loan Agreement, upon the Company’s request, SVB may make advances (each, a “Term Loan Advance”) available to the Company up to $20.0 million (the “Term Loan”). The available fund may be increased up to $40.0 million upon the Company’s request and approval by the bank subject to the Company’s compliance with certain internal and credit requirements. The Company may borrow advances under the Term Loan from the Effective Date until the earlier of March 31, 2019 or an event of default (the “Draw Period”). Unless an event of default occurs, the period to draw may be extended to March 31, 2020, if the Company receives $20.0 million in gross cash proceeds from milestone/licensing payments by March 31, 2019. In the event of a default related to the Note Agreement with Novartis, SVB’s obligation to make any credit extensions to the Company under the Loan Agreement will immediately terminate. The interest rate will be calculated at a rate equal to the greater of (i) 4.75%, and (ii) 0.25% plus the prime rate as reported from time to time in The Wall Street Journal.

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

The entire principal balance, including a final payment fee equal to 8.5% of the principal, will be due and payable on the Loan Maturity Date. If the Company prepays the Term Loan Advance prior to the Loan Maturity Date, it will pay SVB a prepayment premium, based on a prepayment fee equal to 3.00% of the amount prepaid, if the prepayment occurs on or before the first anniversary of the Effective Date, 2.00% of the amount prepaid, if the prepayment occurs after the first anniversary of the Effective Date but prior to the second anniversary of the Effective Date, and 1.00% of the amount prepaid if the prepayment occurs after the second anniversary of the Effective Date. In the event of a default, a default interest rate of an additional 4% may be applied to the outstanding payments due to SVB, and SVB may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

Under the Loan Agreement, the Company may be obligated to pay a fee equal to 1% of the unused portion of the Term Loan upon the earlier of (i) the termination of the Loan Agreement, or (ii) the Draw Period if the aggregate original principal amount of the Term Loan Advances is less than $5.0 million.

The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property. The Loan Agreement includes customary affirmative and restrictive covenants, but does not include any financial maintenance covenants, and also includes standard events of default, including payment defaults.

As of June 30, 2018 the Company has not borrowed any advances under the Loan Agreement, and as such, no amount has been included in long-term debt in the accompanying condensed consolidated balance sheet.

In connection with the Loan Agreement, the Company issued a warrant to SVB which is exercisable in whole or in part for up to an aggregate of 6,332 shares of common stock with an exercise price of $23.69 per share (the “Warrant”). The Warrant may be exercised on a cashless basis and is exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of the Company. The fair value of the Warrant issued to SVB was determined using the Black-Scholes Model and was estimated to be $0.1 million. As of June 30, 2018, the Warrant is outstanding. In addition, the Company incurred debt issuance costs of $0.2 million in connection with the Loan Agreement.

As the Company has no outstanding Term Loan Advance as of June 30, 2018, the fair value of the Warrant of $0.1 million and debt issuance costs of $0.2 million were accounted as deferred charges. The fair value of the Warrant was recognized as credit to additional paid-in capital. The deferred charges are being amortized, on a straight-line basis, to interest expense over the term of the Loan Agreement. Once the first Term Loan Advance is drawn, the entire unamortized amount of deferred charges will be reclassified as a discount against the debt and then amortized to interest expense over the term of the Term Loan Advance using the effective interest method. The Company recorded non-cash interest expense resulting from the amortization of the deferred charges of $12,000 for the three months ended June 30, 2018.

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense in the condensed consolidated statements of operations and comprehensive (loss) income relates to the following debt instruments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Novartis note	$144	$119	$283	$236
Servier loan	—	178	—	355
Hercules loan	—	—	—	311
SVB loan	12	—	12	—
Other	22	—	53	4
Total interest expense	$178	$297	$348	$906

9. Common Stock Warrants

As of June 30, 2018 and December 31, 2017, the following common stock warrants were outstanding:

			Exercise Price	June 30,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2018	2017
February 2015	February 2020	Stockholders' equity	$66.20	9,063	9,063
February 2016	February 2021	Stockholders' equity	$15.40	8,249	8,249
May 2018	May 2028	Stockholders' equity	$23.69	6,332	-
				23,644	17,312

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

On November 21, 2017, the Company entered into a non-cancellable sublease agreement for a portion of one of its three leased facilities. The term of the sublease agreement commenced on December 26, 2017. Under the term of the sublease agreement, the Company will receive $5.1 million over the term of the sublease, which ends at the same time as the original lease in April 2023. Under the sublease agreement, the Company’s future sublease income will be equal to the amount required to be paid to the Company’s landlord. In addition, the sublease provides for a tenant improvement allowance of $0.8 million to the subtenant, which was funded by the Company in January 2018. Upon execution of the sublease agreement, the Company recognized a loss on the sublease equal to the tenant improvement allowance. Under the sublease agreement, the sub-lessee executed a standby letter of credit naming the Company as the beneficiary amounting to $1.0 million as security under the sublease in the event of uncured default by the sub-lessee. As of June 30, 2018, the Company has not drawn any funds from the letter of credit as there was no default by the sub-lessee. During the three and six months ended June 30, 2018, the Company recognized $0.4 million and $0.7 million of sublease income under this agreement, respectively.

On April 14, 2018, the Company entered into a non-cancellable sublease agreement for a portion of one of its three leased facilities. The term of the sublease agreement commenced on May 1, 2018. Under the term of the sublease agreement, the Company will receive $1.1 million over the term of the sublease, which ends at the same time as the original lease in April 2023. Under the sublease agreement, the Company’s future sublease income is less than the amount required to be paid to the Company’s landlord. In addition, the sublease provides for a tenant improvement allowance of $65,000 to the subtenant, and payment of broker commissions of $89,000. Upon execution of the sublease agreement, the Company recognized a loss on the sublease of $0.6 million, which was recorded in the restructuring charges line item of the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2018 (see Note7). During the three and six months ended June 30, 2018, the Company recognized $0.1 million of sublease income under this agreement.

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

The fair value of the stock options granted during the three and six months ended June 30, 2018 and 2017, was estimated based on the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Dividend yield	0%	0%	0%	0%
Expected volatility	102%	100%	101%	100%
Risk-free interest rate	2.98%	1.78%	2.71%	1.78%
Expected term	5.55 years	5.55 years	5.60 years	5.55 years

Stock option activity for the six months ended June 30, 2018, was as follows:

	Number of shares	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	1,622,065	$24.54
Granted	233,208	28.98
Exercised	(44,400)	5.49
Forfeited, expired or cancelled	(202,941)	44.07
Outstanding at end of period	1,607,932	$23.25	8.2	$16,650
Exercisable at end of period	922,333	$28.96	7.5	$10,411

As of June 30, 2018, $6.4 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 2.0 years.

Performance-Based Stock Options

As of June 30, 2018, the Company had 82,500 shares related to outstanding performance-based stock options with a grant date fair value of $0.4 million that will vest based on the achievement of corporate goals set by the Compensation Committee of the Company’s Board of Directors. Of this amount, options related to 41,250 shares were deemed probable of achievement as of June 30, 2018 and therefore, the related expense is being recognized over the service period. During the three and six months ended June 30, 2018, the Company recognized stock-based compensation expense of $55,000 and $0.1 million, respectively, related to these stock options. As of June 30, 2018, there was $0.3 million unrecognized compensation costs related to these outstanding performance-based stock options.

In December 2017, the Company granted 130,000 stock options to executives with corporate performance-based vesting conditions. During the three months ended March 31, 2018, the Board of Directors approved a modification of 80,000 of these options from performance-based vesting to service-based vesting. The remaining 50,000 stock options were cancelled in conjunction with an executive’s resignation.

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

RSU activity for the six months ended June 30, 2018, is summarized below:

		Weighted-
Restricted Stock Units:	Number of	Average Grant-
	Shares	Date Fair Value
Unvested balance at January 1, 2018	18,480	$18.00
Granted	—	—
Vested	(17,614)	18.54
Forfeited	—	—
Unvested balance at June 30, 2018	866	$7.02

As of June 30, 2018, $4,000 of unrecognized compensation expense related to employee RSUs is expected to be recognized over a weighted average period of 1.3 years.

Stock-based Compensation Expense

The following table shows total stock-based compensation expense for stock options, RSUs and ESPP in the condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$95	$231	$199	$672
General and administrative	675	1,623	1,987	2,183
Total stock-based compensation expense	$770	$1,854	$2,186	$2,855

12. Capital Stock

Biotechnology Value Fund Financing

In February 2017, the Company sold 1,200,000 shares of its common stock and 5,003 shares of Series X convertible preferred stock directly to Biotechnology Value Fund, L.P. and certain of its affiliates (“BVF”) in a registered direct offering, for aggregate net cash proceeds of $24.8 million.

BVF purchased the shares of common stock from the Company at a price of $4.03 per share, the closing stock price on the date of purchase. Each share of Series X convertible preferred stock has a stated value of $4,030 per share and is convertible into 1,000 shares of registered common stock based on a conversion price of $4.03 per share of common stock. The total number of shares of common stock issued upon conversion of all issued Series X convertible preferred stock will be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which is initially set at 19.99% of the total common stock then issued and outstanding immediately following the conversion of such shares. As of June 30, 2018, BVF owned approximately 17.9% of the Company’s total outstanding shares, and if all of the Series X convertible preferred shares were converted, BVF would own 48.6% of the Company’s total outstanding common shares. As of June 30, 2018, none of the preferred stock has been converted into shares of the Company’s common stock.

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

ATM Agreement

On November 12, 2015, the Company entered into an At Market Issuance Sales Agreement (the “2015 ATM Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell from time to time at its sole discretion shares of its common stock through Cowen as its sales agent, in an aggregate amount not to exceed $75 million. Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, and also may sell the shares in privately negotiated transactions, subject to the Company’s prior approval. The Company will pay Cowen a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2015 ATM Agreement. For the six months ended June 30, 2018, the Company sold a total of 67,658 shares of common stock under the 2015 ATM Agreement for aggregate gross proceeds of $2.4 million. Total offering costs of $0.1 million were offset against the proceeds upon the sale of common stock. For the six months ended June 30, 2017, the Company sold a total of 110,252 shares of common stock under the 2015 ATM Agreement for aggregate gross proceeds of $0.6 million. Total offering costs of $0.2 million were offset against the proceeds upon sale of common stock. The shares subject to 2015 ATM Agreement were registered on the shelf registration statement on Form S-3 that expired in February 2018.

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

13. Income Taxes

No provision was made for federal income tax since the Company has incurred net operating losses during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, the Company had a total of $4.5 million of net unrecognized tax benefits, none of which would affect the effective tax rate upon realization.  The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

In accordance with SAB 118, the effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. As described in the footnotes to the Annual Report on Form 10-K, the Company’s accounting for the tax effects of enactment of the Tax Reform Act is being assessed; the Company made a reasonable estimate of the effects on its existing deferred tax balances and valuation allowance. The Company determined that the re-measurement of certain deferred tax assets and liabilities and corresponding valuation allowance was a provisional amount at December 31, 2017. The income tax provision for the six months ended June 30, 2018 did not reflect any adjustment to the previously assessed Tax Act enactment effect. The Company will continue to assess forthcoming guidance and accounting interpretations on the effects of the Tax Act and expects to complete its analysis within the measurement period in accordance with the SEC guidance.

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

Overview

XOMA Corporation (“XOMA”), a Delaware corporation, has a long history of discovering and developing innovative therapeutics derived from its unique platform of antibody technologies. Over our 37-year history, we built an extensive portfolio of fully-funded programs by advancing product candidates into the earlier stages of development and then licensing them to licensees who assumed the responsibilities of later stage development, approval and commercialization. Fully-funded programs are those for which our partners pay all of the development and commercialization costs. As licensees advance these programs, we are eligible for potential milestone and royalty payments. As part of our royalty aggregator business model, we intend to expand our portfolio of fully-funded programs by acquiring potential milestone and royalty revenue streams on additional product candidates.

Recent Business Developments

Rezolute

On April 3, 2018, Rezolute, Inc. (“Rezolute”) closed a debt financing activity for gross proceeds of $4.0 million, which triggered the Initial Closing defined under the amended common stock purchase agreement between us and Rezolute. As such, pursuant to the terms of the amended common stock purchase agreement with Rezolute, we received 8,023,758 shares of Rezolute’s common stock and cash of $0.5 million. In addition, in April 2018, we received from Rezolute the 69,252 shares of common stock and cash of $50,000 in connection with the Interim Financing Closing that occurred during the three months ended March 31, 2018. Under the amended license agreement, we are also entitled to receive $0.3 million of reimbursable technology transfer expenses from Rezolute.

Silicon Valley Bank Loan Agreement

In May 2018, we executed a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Under the Loan Agreement, upon our request, SVB may make advances available to us up to $20.0 million. The available funds may be increased up to $40.0 million upon our request and approval by the bank subject to our compliance of certain internal and credit requirements. As of June 30, 2018, we have not borrowed any advances under the Loan Agreement.

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

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, those related to revenue recognition, and stock-based compensation to be critical policies. Except for the adoption of the new revenue recognition standard on January 1, 2018, as described below and in Note 2 to the Condensed Consolidated Financial Statements, there have been no significant changes in our critical accounting policies during the six months ended June 30, 2018, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 7, 2018.

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606") using the modified retrospective transition method and applied the standard only to contracts are still active or in place at that date. Also, as permitted, we applied the practical expedient under ASC 606 which permits us to treat all contract modifications that occurred prior to the adoption in aggregate when determining the performance obligations, transaction price and its allocation. Except for the license agreement with Rezolute, Inc. (formerly AntriaBio, Inc.), we did not have any other contracts with customers for which we have not completed our performance obligations, as of the adoption date January 1, 2018. The license agreement with Rezolute was not considered a contract under ASC 606 as it is not probable that the Company will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to Rezolute and there was no consideration exchanged upon execution of the arrangement or as of January 1, 2018. Thus, we determined that the adoption of ASC 606 did not have a financial impact on our consolidated financial statements. In addition, the adoption of ASC 606 has no material impact for tax purposes.

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

Results of Operations

Revenues

Total revenues for the three and six months ended June 30, 2018 and 2017, were as follows (in thousands):

	Three Months Ended June 30,		2017-2018	Six Months Ended June 30,		2017-2018
	2018	2017	Change	2018	2017	Change
Revenue from contracts with customers	$2,341	$10,780	$(8,439)	$2,743	$10,930	$(8,187)
Revenue recognized under units-of-revenue method	(86)	110	(196)	(25)	220	(245)
Total revenues	$2,255	$10,890	$(8,635)	$2,718	$11,150	$(8,432)

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, milestone payments and royalties related to the out-licensing of our product candidates and technologies. The decrease for the three and six months ended June 30, 2018, as compared to the same periods of 2017, was primarily due to $10.0 million in milestone revenue earned under our license agreement with Novartis International Pharmaceutical Ltd. in the second quarter of 2017, partially offset by $1.8 million recognized under our license agreement and common stock purchase agreement with Rezolute recognized during the second quarter of 2018.

Revenue recognized under units-of-revenue method

Revenues include the amortization of unearned revenue from the sale of royalty interests to HealthCare Royalty Partners II, L.P.  in December 2016. During the three and six months ended June 30, 2018, we recognized $43,000 and $197,000, respectively, of revenue under the units-of-revenue method. Due to lower than projected sales of Trumenba, we reversed revenue recognized in prior periods under units-of-revenue method under these arrangements by $129,000 and $222,000 during the three and six months ended June 30, 2018, respectively. The change in estimate of product sales resulted in net revenue of ($86,000) and ($25,000) during the three and six months ended June 30, 2018, respectively.

The generation of future revenues related to licenses, milestones, and royalties is dependent on our ability to attract new licensees to our antibody technologies, and the achievement of milestones or product sales by our existing licensees.

Research and Development Expenses

Research and development (“R&D”) expenses were $0.4 million and $0.8 million for the three and six months ended June 30, 2018, compared with $2.9 million and $6.9 million for the same periods in 2017. The overall decrease for the three and six months ended June 30, 2018 compared to the same periods in 2017 was primarily due to the implementation of our royalty-aggregator business model during the first quarter of 2017, which included the cessation of substantially all development activities. The decrease of $2.5 million for the three months ended June 30, 2018, as compared to the same period of 2017, was primarily due to decreases of $1.0 million in clinical trial costs, $0.4 million in consulting costs, $0.4 million in the allocation of facilities costs, $0.4 million in costs of external manufacturing activities and $0.1 million in stock-based compensation. The decrease of $6.1 million for the six months ended June 30, 2018, as compared to the same period of 2017, was primarily due to decreases of $1.9 million in clinical trial costs, $1.2 million in consulting costs, $1.0 million in the allocation of facilities costs, $0.7 million in costs of external manufacturing activities, $0.5 million in stock-based compensation, and $0.3 million in salaries and related expenses. The decrease in allocation of facilities costs is a result of a decreased proportion of R&D employees as a result of our restructuring activities in December 2016 (the “2016 Restructuring”) and June 2017 (the “2017 Restructuring”).

We expect our R&D spending during the remainder of 2018 will be reduced as compared with 2017 levels due to the implementation of our royalty aggregator business model and related discontinuation of clinical trial activities.

General and Administrative Expenses

General and administrative (“G&A”) expenses include salaries and related personnel costs, facilities costs and professional fees. G&A expenses were $4.4 million and $9.6 million for the three and six months ended June 30, 2018, compared with $5.2 million and $10.4 million for the same periods in 2017. The decrease of $0.8 million for the three months ended June 30, 2018, as compared to the same period of 2017, was due primarily to decreases of $0.9 million in stock-based compensation, $0.2 million in legal and accounting fees, and $0.1 million in information technology costs, partially offset by increases of $0.2 million in consulting services and $0.4 million in the allocation of facilities costs due to a greater proportion of G&A personnel compared to R&D personnel after our restructuring activities. The decrease of $0.8 million for the six months ended June 30, 2018, as compared to the same period of 2017, was primarily due to decreases of $0.2 million in stock-based compensation, $0.5 million in legal and accounting fees, $0.6 million in consulting services, and $0.3 million in information technology costs, partially offset by an increase of $1.0 million in the allocation of facilities costs due to a greater proportion of G&A personnel compared to R&D personnel after our restructuring activities.

We expect our personnel related and facilities costs during the remainder of 2018 to decrease as compared with 2017 levels due to our restructuring activities in 2016 and 2017. To support our royalty aggregator business model, we engage third parties to assist in our evaluation of potential acquisitions of milestone and royalty streams. While we expect our personnel related and facilities costs to decrease as compared with 2017, consulting expenses may increase in response to an increase in the volume of acquisition targets evaluated or completed.

Restructuring Charges

On December 21, 2016, we announced a restructuring of our business based on our decision to focus our efforts on clinical development, with an initial focus on the X358 clinical programs. The restructuring included a reduction-in-force in which we terminated 57 employees, which was implemented in December 2016. In early 2017, we further revised our strategy to prioritize out-licensing activities and further curtail research and development spending and we eliminated an additional five employees with an effective termination date of June 30, 2017. During the three and six months ended June 30, 2017, we recorded a charge of $1.5 million and $3.5 million, related to severance, other termination benefits and outplacement services for the 2016 Restructuring and 2017 Restructuring activities. There were no such charges during the three and six months ended June 30, 2018.

During the three months ended June 30, 2018, we completely vacated one of our two leased facilities in Berkeley, California and met the criteria of a cease-use date. We recorded a lease-related restructuring liability of $0.4 million as of June 30, 2018, which was adjusted for the remaining balance of deferred rent of $0.6 million. This resulted in us recording a credit to lease-related restructuring charges of $0.1 million for the three and six months ended June 30, 2018. In addition, in connection with the sublease agreement executed in April 2018, we recognized a loss on the sublease of $0.6 million for the three and six months ended June 30, 2018.

Other Income (Expense)

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense is shown below for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		2017-2018	Six Months Ended June 30,		2017-2018
	2018	2017	Change	2018	2017	Change
Novartis note	$144	$119	$25	$283	$236	$47
Servier loan	—	178	(178)	—	355	(355)
Hercules loan	—	—	—	—	311	(311)
SVB loan	12	—	12	12	—	12
Other	22	—	22	53	4	49
Total interest expense	$178	$297	$(119)	$348	$906	$(558)

The decrease in interest expense is due to the repayment of the Hercules term loan and Servier loan in 2017.

We expect interest expense during the remainder of 2018 to decrease as compared with 2017 due to the March 2017 payoff of the Hercules loan and August 2017 payoff of the Servier Loan. On May 7, 2018, we executed a loan agreement with SVB and our interest expense may increase if we choose to access the funds.

Other Income (Expense), Net

The following table shows the activity in other income (expense), net for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		2017-2018	Six Months Ended June 30,		2017-2018
	2018	2017	Change	2018	2017	Change
Other income, net
Income under the agreement with Ology Bioservices	$1,000	$250	$750	$2,000	$400	$1,600
Sublease income	424	—	424	779	28	751
Change in fair value of long-term equity securities	(402)	—	(402)	(402)	—	(402)
Unrealized foreign exchange loss	—	(938)	938	—	(1,199)	1,199
(Loss) gain on sale and disposal of equipment	—	(88)	88	—	1,226	(1,226)
Other	200	47	153	346	145	201
Total other income, net	$1,222	$(729)	$1,951	$2,723	$600	$2,123

During the three months ended June 30, 2018, we received long-term equity securities which consisted of an investment in Rezolute’s common stock. As of June 30, 2018, the fair value of the long-term equity securities decreased and we recognized a loss of $0.4 million. The income under the agreement with Ology Bioservices was due to payments we received from Ology Bioservices during the three and six months ended June 30, 2018 and 2017 related to the disposition of our biodefense business in March 2016. The gain on sale of equipment of $1.2 million for the six months ended June 30, 2017 is related to the sale and disposal of equipment located in one of our leased facilities.

Loss on Extinguishment of Debt

In March 2017, we paid off our outstanding principal balance, final payment fee and accrued interest totaling $6.5 million under our loan and security agreement with Hercules, and we were not required to pay the 1% prepayment charge pursuant to the terms of the loan. We recognized a loss on extinguishment of $0.5 million from the payoff of the term loan.

Provision for Income Taxes

No provision was made for federal income tax since we have incurred net operating losses during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, we had a total of $4.5 million of net unrecognized tax benefits, none of which would affect the effective tax rate upon realization.  We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

In accordance with SAB 118, the effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. As described in the footnotes to our Annual Report on Form 10-K, the accounting for the tax effects of enactment of the Tax Reform Act is being assessed; we made a reasonable estimate of the effects on our existing deferred tax balances and valuation allowance. We determined that the re-measurement of certain deferred tax assets and liabilities and corresponding valuation allowance was a provisional amount at December 31, 2017. Our income tax provision for the six months ended June 30, 2018 did not reflect any adjustment to the previously assessed Tax Act enactment effect. We will continue to assess forthcoming guidance and accounting interpretations on the effects of the Tax Act and expect to complete our analysis within the measurement period in accordance with the SEC guidance.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, our working capital and our cash flow activities for each of the periods presented (in thousands):

	June 30,	December 31,
	2018	2017	Change
Cash and cash equivalents	$38,690	$43,471	$(4,781)
Working capital	$36,565	$36,773	$(208)

	Six Months Ended June 30,		2017-2018
	2018	2017	Change
Net cash used in operating activities	$(7,188)	$(22,755)	$15,567
Net cash provided by investing activities	—	1,614	(1,614)
Net cash provided by financing activities	2,387	7,891	(5,504)
Effect of exchange rate changes on cash	20	(27)	47
Net decrease in cash and cash equivalents	$(4,781)	$(13,277)	$8,496

Cash Used in Operating Activities

The change in net cash from operating activities for the six months ended June 30, 2018, as compared with the same period in 2017, was primarily due to reduced spending as a result of the implementation of our royalty aggregator business model.

Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2017 of $1.6 million was due to the proceeds from the sale and disposal of equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 of $2.4 million was primarily related to the sale of common stock for net proceeds of $2.3 million.

Net cash provided by financing activities for the six months ended June 30, 2017 of $7.9 million was primarily related to the sale of preferred stock and common stock to BVF for total net proceeds of $24.8 million. This increase was partially offset by the payoff of our outstanding loan with Hercules of $17.5 million.

SVB Loan Agreement

On May 7, 2018 (the “Effective Date”), we executed the Loan Agreement with SVB. Under the Loan Agreement, upon our request, SVB may make advances (each, a “Term Loan Advance”) available to us up to $20.0 million (the “Term Loan”). The available fund may be increased up to $40.0 million upon our request and approval by the bank subject to our compliance of certain internal and credit requirements. We may borrow advances under the Term Loan until the earlier of March 31, 2019 or an event of default (the “Draw Period”). Unless an event of default occurs, the period to draw may be extended to March 31, 2020, if we receive $20.0 million in gross cash proceeds from milestone/licensing payments by March 31, 2019. In the event of a default related to our note agreement with Novartis Pharma AG (“Novartis”), SVB’s obligation to make any credit extensions to us under the Loan Agreement will immediately terminate. As of June 30, 2018, we have not borrowed any advances under the Loan Agreement. The interest rate will be calculated at a rate equal to the greater of (i) 4.75%, and (ii) 0.25% plus the prime rate as reported from time to time in The Wall Street Journal.

Payments under the Loan Agreement are interest only until the first anniversary of the funding date of each Term Loan Advance. The interest-only period will be followed by equal monthly payments of principal and interest over 24 months. Each Term Loan Advance will mature at the earlier of (i) the 23 months following the applicable term loan amortization date for each such Term Loan Advance (ii) March 1, 2023, or (iii) 30 days prior to the earliest maturity of any portion of our loan with Novartis (the “Loan Maturity Date”). After repayment, no Term Loan Advance (or any portion thereof) may be reborrowed.

The entire principal balance, including a final payment equal to 8.5% of the principal, will be due and payable on the Loan Maturity Date. If we prepay the Term Loan Advance prior to the Loan Maturity Date, we will pay SVB a prepayment premium, based on a prepayment fee equal to 3.00% of the amount prepaid, if the prepayment occurs on or before the first anniversary of the Effective Date, 2.00% of the amount prepaid, if the prepayment occurs after the first anniversary of the Effective Date but prior to the second anniversary of the Effective Date, and 1.00% of the amount prepaid if the prepayment occurs after the second anniversary of the Effective Date. In the event of a default, a default interest rate of an additional 4% may be applied to the outstanding payments due to SVB, and SVB may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

Under the Loan Agreement, we may be obligated to pay a fee equal to 1% of the unused portion of the Term Loan upon the earlier of (i) the termination of the Loan Agreement, or (ii) the Draw Period if the aggregate original principal amount of the Term Loan Advances is less than $5.0 million.

*        *        *

We have incurred significant operating losses since our inception and have an accumulated deficit of $1.2 billion as of June 30, 2018. As of June 30, 2018, we had $38.7 million in cash, which will enable us to maintain our operations for a period of at least 12 months following the filing date of this report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. Our market risks related to interest rate sensitivities at June 30, 2018, have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2017 filed with the SEC.

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

As part of our recently launched royalty aggregator strategy, we will likely make investments in royalty assets, such as an upfront payment for a profit share or royalty stream in the biotech industry, many of which investments are in companies that, at the time of investment, have limited or no approved or commercialized products. If the assets are not successfully developed and subsequently commercialized, the value of our investments will be negatively affected. The ultimate success of our royalty aggregator strategy will depend on the ability of the counterparty to innovate, develop and commercialize their products, in increasingly competitive and highly regulated markets. Their inability to do so would negatively affect our investment. In addition, we are dependent, to a large extent, on third parties to enforce certain rights for our benefit, such as protection of a patent estate, and their failure to do so would negatively impact our investment returns.

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

The royalty and milestone payments we receive are determined by our licensees based on their reported achievement of regulatory and developmental milestones and product sales. Each licensee's calculation of the royalty payments is subject to and dependent upon the adequacy and accuracy of its sales and accounting functions, and errors may occur from time to time in the calculations made by a licensee. Our license and royalty agreements typically provide us the right to audit the calculations and sales data for the associated royalty payments; however, such audits may occur many months following our recognition of the royalty revenue, may require us to adjust our royalty revenues in later periods and may require expense on the part of the Company. Further, our licensees and royalty-agreement counterparties may be uncooperative or have insufficient records, which may complicate and delay the audit process.

Although we intend to regularly exercise our royalty audit rights to the extent available, we rely in the first instance on our licensees and royalty-agreement counterparties to accurately report sales and calculate and pay applicable royalties and, upon exercise of such royalty audit rights, we rely on licensees' and royalty-agreement counterparties' cooperation in performing such audits. In the absence of such cooperation, we may be forced to exercise legal remedies to enforce our agreements.

The lack of liquidity in our acquisitions may adversely affect our business and, if we need to sell any of our acquired assets, we may not be able to do so at a favorable price, if at all. As a result, we may suffer losses.

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

We have not been and have no current intention to register as an "investment company" under the Investment Company Act of 1940, or the ‘40 Act, because we believe the nature of our operations currently exclude us from the definition of an investment company under the ‘40 Act. Accordingly, we do not believe we are currently subject to the provisions of the ‘40 Act, such as compliance with the ‘40 Act’s registration and reporting requirements, capital structure requirements, affiliate transaction restrictions, conflict of interest rules, requirements for disinterested directors, and other substantive provisions. Generally, to avoid being a company that is an "investment company" under the ‘40 Act, it must both: (a) not be or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities, and (b) either (i) not be engaged or propose to engage in the business of investing in securities or own or propose to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis or (ii) not have more than 45% of the value of its total assets (exclusive of government securities and cash items) consist of or more than 45% of its net income after taxes (for the last four fiscal quarters combined) be derived from certain types of securities. In addition, we would not be an “investment company” if an exception, exemption, or safe harbor under the ‘40 Act applies.

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

With the exception of the year ended December 31, 2017, we have incurred significant operating losses and negative cash flows from operations since our inception. For the three and six months ended June 30, 2018, we had net losses of $1.9 million and $5.8 million, respectively. For the three and six months ended June 30, 2017, we had a net income of $0.3 million and a net loss of $10.4 million, respectively. As of June 30, 2018, we had an accumulated deficit of $1.2 billion.

We do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

To date, we have financed our operations primarily through the sale of equity securities and debt, and collaboration and licensing arrangements. The size of our future net losses will depend, in part, on the rate of our future expenditures and our and our partner’s ability to generate revenues. If our partner’s product candidates are not successfully developed or commercialized by our licensees, or if revenues are insufficient following regulatory approval, we will not achieve profitability and our business may fail. Our ability to achieve profitability is dependent in large part on the success of our and our licensee’s ability to license product candidates, and the success of our licensees’ development programs, both of which are uncertain. Our success is also dependent on our licensees obtaining regulatory approval to market product candidates which may not materialize or prove to be successful.

Our new strategy may require us to raise additional funds to acquire royalty assets; we cannot be certain that funds will be available, and if they are not available, we may be unsuccessful in acquiring assets to sustain the business in the future.

We may need to commit substantial funds to continue our business, and we may not be able to obtain sufficient funds on acceptable terms, if at all. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us. If we raise additional funds through licensing arrangements with third parties, we may be required to relinquish some rights to our technologies or our product candidates, grant licenses on terms that are not favorable to us or enter into a license arrangement for a product candidate at an earlier stage of development or for a lesser amount than we might otherwise choose.

Additional funds may not be available when we need them on terms that are acceptable to us, if at all. If adequate funds are not available on a timely basis, we may:

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

If we experience excessive unanticipated inefficiencies or incremental costs in connection with restructuring activities, such as unanticipated inefficiencies caused by reducing headcount, we may be unable to meaningfully realize cost savings or capitalize on future opportunities and we may incur expenses in excess of what we anticipate. Any of these outcomes could prevent us from meeting our strategic objectives and could adversely impact our results of operations and financial condition.

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

Third parties provide services in connection with preclinical and clinical development programs, including in vitro and in vivo studies, assay and reagent development, immunohistochemistry, toxicology, pharmacokinetics, clinical trial support, manufacturing and other outsourced activities. If these service providers do not adequately perform the services for which we or our licensees have contracted, or cease to continue operations, and we are not able to find a replacement provider quickly or we lose information or items associated with our product candidates, our development programs and receipt of any potential resulting income may be delayed.

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

Under our contract with NIAID, a part of the National Institute of Health (“NIH”), we invoiced using NIH provisional rates, and these are subject to future audits at the discretion of NIAID’s contracting office. These audits can result in an adjustment to revenue previously reported, which potentially could be material.

Failure of our licensees’ product candidates to meet current Good Manufacturing Practices standards may subject us to delays in regulatory approval and penalties for noncompliance.

Our licensees may rely on third party manufacturers and such contract manufacturers are required to produce clinical product candidates under current Good Manufacturing Practices (“cGMP”) to meet acceptable standards for use in clinical trials and for commercial sale, as applicable. If such standards change, the ability of contract manufacturers to produce our and our licensee’s product candidates on the schedule required for our clinical trials or to meet commercial requirements may be affected. In addition, contract manufacturers may not perform their obligations under their agreements with our licensees or may discontinue their business before the time required by us to successfully produce clinical and commercial supplies of our licensee’s product candidates.

Contract manufacturers are subject to pre-approval inspections and periodic unannounced inspections by the FDA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. Any difficulties or delays in contractors’ manufacturing and supply of our licensee’s product candidates or any failure of our licensees’ contractors to maintain compliance with the applicable regulations and standards could increase costs, reduce revenue, make our licensees postpone or cancel clinical trials, prevent or delay regulatory approval by the FDA and corresponding state and foreign authorities, prevent the import and/or export of our licensee’s product candidates, or cause any of our licensee’s product candidates that may be approved for commercial sale to be recalled or withdrawn.

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

The same factors that affect us directly also can adversely affect us indirectly by affecting the ability of our partners and others with whom we do business to meet their obligations to us and reduce our ability to realize the value of the consideration provided to us by these other companies in connection with their licensing of our products.

For example, in connection with our dispositions or license arrangements, we have in the past out of necessity agreed to accept equity securities of the licensee in payment of fees. The future value of these shares is subject both to market risks affecting our ability to realize the value of these shares and more generally to the business and other risks to which the issuer of these shares may be subject.

Risks Related to an Investment in Our Common Stock

Our share price may be volatile, and there may not be an active trading market for our common stock.

There can be no assurance the market price of our common stock will not decline below its present market price or there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2018, through August 2, 2018, the share price of our common stock has ranged from a high of $36.86 to a low of $19.09. Additionally, we have two significant holders of our stock that could affect the liquidity of our stock and have a significant negative impact on our stock price if one or both of the holders were to quickly sell their ownership positions.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in such a manner as we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which 5,003 shares of Series X preferred stock were issued and outstanding as of August 2, 2018. Each share of Series X is convertible into 1,000 shares of registered common stock based on a conversion price of $4.03 per share of common stock. The total number of shares of common stock issued upon conversion of all issued Series X convertible preferred stock will be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which is initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. In addition, we are authorized to issue, generally without stockholder approval, up to 277,333,332 shares of common stock, of which 8,387,163 were issued and outstanding as of August 2, 2018. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

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

If we are unable to enter into out-licensing agreements for our product candidates and realize license, milestone and/or royalty fees when anticipated, it may adversely affect our liquidity, which in turn may harm our business.

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

The FDA and foreign health authorities have substantial discretion in the drug and biologics approval processes. Despite the time and expense incurred, failure can occur at any stage, and our potential development partners could encounter problems that cause abandonment of clinical trials or cause them to repeat or perform additional preclinical, clinical or manufacturing-related studies.

Changes in the regulatory approval policy during the development period, changes in, or the enactment of additional regulations or statutes, or changes in regulatory review for a submitted product application may cause delays in the approval or rejection of an application.

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

The timing of the commencement, continuation and completion of clinical trials by our licensees may be subject to significant delays relating to various causes, including failure to complete preclinical testing and earlier-stage clinical trials in a timely manner, inability to engage contract research organizations and other service providers, scheduling conflicts with participating clinicians and clinical institutions, changes in key personnel at clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria and shortages of available drug supply. In addition, since we license our product candidates to others to fund and conduct clinical trials, we have limited control over how quickly and efficiently such licensees advance those trials. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the concentration of patients in specialist centers, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. Regardless of the initial size or relative complexity of a clinical trial, the costs of such trial may be higher than expected due to increases in duration or size of the trial, changes in the protocol under which the trial is being conducted, additional or special requirements of one or more of the healthcare centers where the trial is being conducted, or changes in the regulatory requirements applicable to the trial or in the standards or guidelines for approval of the product candidate being tested or for other unforeseen reasons.

In addition, our licensees may conduct clinical trials in foreign countries, which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign clinical research organizations, and may expose us to risks associated with foreign currency transactions to make contract payments denominated in the foreign currency where the trial is being conducted.

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

Because we are a small biopharmaceutical focused company with limited resources, we may not be able to attract and retain qualified personnel.

After a series of restructuring activities during 2016 and 2017, we had 13 employees as of August 2, 2018. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our business may suffer and we may be unable to implement our current initiatives or grow effectively.

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

In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. We believe companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, all ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. A data security breach could also lead to public exposure of personal information of our clinical trial patients, customers and others which could expose us to liability under federal or state privacy laws. Cyber-attacks can result in the theft of proprietary information which could be used to compete against us and could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business.

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

In addition, our data security and information technology systems, as well as those of our partners and contractors, are potentially vulnerable to data security breaches, whether by employees or others, that may expose sensitive data or personal information to unauthorized persons. Effective May 25, 2018, the European Union (“EU”) will implement the General Data Protection Regulation (“GDPR”) a broad data protection framework that expands the scope of current EU data protection law to non-European Union entities that process, or control the processing of, the personal information of EU subjects, including clinical trial data. The GDPR allows for the imposition of fines and/or corrective action on entities that improperly use or disclose the personal information of EU subjects, including through a data security breach. Accordingly, data security breaches experienced by us, our partners or contractors could lead to significant fines, required corrective action, the loss of trade secrets or other intellectual property, public disclosure of sensitive clinical or commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, partners, and others. A data security breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, could result in fines, increased costs or loss of revenue as a result of:

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

Furthermore, marketing approval of a product may be withdrawn by the FDA, the EMA or another regulatory agency or such  product may be withdrawn voluntarily by us based, for example, on subsequently arising safety concerns. The FDA, EMA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

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

The Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors. The statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of, or payment for, health care benefits, items or services. HIPAA, as amended by the Health Information Technology and Clinical Health Act, and its implementing regulations, also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. We take our obligation to maintain our compliance with these various laws and regulations seriously.

Many states also have adopted laws similar to each of the federal laws described above, some of which apply to healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs. In addition, some states have laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources, and to report information related to payments and other transfers of value to physicians and other healthcare providers; as well as state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment of Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	10/18/2016

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-14710	3.1	02/16/2017

3.6	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Form of Series X Preferred Stock Certificate	8-K	000-14710	4.1	02/16/2017

4.4	Form of Warrant (February 2015 Warrants)	10-Q	000-14710	4.10	05/07/2015

4.5	Form of Warrant (February 2016 Warrant)	10-Q	000-14710	4.9	05/04/2016

4.6+	Form of Warrant (May 2018 Warrant)

10.1#	Amendment No. 1, dated March 30, 2018, to the License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio, Inc.)	10-Q	000-14710	10.1	05/09/2018

10.2#	Amendment No. 1, dated March 30, 2018, to the Common Stock Purchase Agreement, dated December 6, 2017, between XOMA Corporation and Rezolute, Inc. (formerly AntriaBio, Inc.)	10-Q/A	000-14710	10.2	07/05/2018

10.3#	License Agreement dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio)	10-K	000-14710	10.66	03/07/2018

10.4#	Common Stock Purchase Agreement dated December 6, 2017, between XOMA Corporation and Rezolute, Inc. (formerly AntriaBio)	10-K	000-14710	10.65	03/07/2018

10.5+	Loan and Security Agreement dated May 7, 2018, between XOMA Corporation, XOMA (US) LLC and XOMA Technology, Ltd. and Silicon Valley Bank

10.6+	Officer Employment Agreement, dated April 27, 2018, between XOMA Corporation and Deepshikha Datta

10.7+	Change of Control Severance Agreement, dated April 27, 2018, between XOMA Corporation and Deepshikha Datta

10.8+	Amendment No. 1, dated July 19, 2018, to the Officer Employment Agreement, dated April 27, 2018, between XOMA Corporation and Deepshikha Datta

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

XOMA Corporation

Date: August 7, 2018	By:	/s/ JAMES R. NEAL
James R. Neal Chief Executive Officer (principal executive officer) and Director

Date: August 7, 2018	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)