Form 10-Q
period 2018-09-30
XOMA Corp
filed 2018-11-07
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2018
Common Stock, $0.0075 par value	8,387,596

XOMA CORPORATION

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	1

	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2018 and 2017 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II	OTHER INFORMATION	34

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Mine Safety Disclosure	51

Item 5.	Other Information	51

Item 6.	Exhibits	52

Signatures		54

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$28,433	$43,471
Trade and other receivables	1,315	397
Prepaid expenses and other current assets	423	327
Total current assets	30,171	44,195
Property and equipment, net	66	83
Long-term royalty receivables	15,000	—
Long-term equity securities	347	—
Other assets	578	657
Total assets	$46,162	$44,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,542	$1,679
Accrued and other liabilities	2,159	2,693
Income taxes payable	—	1,637
Unearned revenue recognized under units-of-revenue method	1,120	615
Contract liabilities	798	798
Total current liabilities	5,619	7,422
Unearned revenue recognized under units-of-revenue method – long-term	16,522	17,123
Long-term debt	22,034	14,572
Other liabilities – long-term	834	32
Total liabilities	45,009	39,149

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Convertible preferred stock, $0.05 par value, 1,000,000 shares authorized, 5,003 shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 8,387,163 and 8,249,158 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	63	62
Additional paid-in capital	1,190,480	1,184,783
Accumulated deficit	(1,189,390)	(1,179,059)
Total stockholders’ equity	1,153	5,786
Total liabilities and stockholders’ equity	$46,162	$44,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Revenue from contracts with customers	$775	$36,073	$3,518	$47,005
Revenue recognized under units-of-revenue method	121	110	96	328
Total revenues	896	36,183	3,614	47,333

Operating expenses:
Research and development	637	307	1,445	7,215
General and administrative	4,657	7,255	14,236	17,625
Restructuring charges (credit)	909	(29)	1,368	3,451
Total operating expenses	6,203	7,533	17,049	28,291

(Loss) income from operations	(5,307)	28,650	(13,435)	19,042

Other income (expense):
Interest expense	(209)	(202)	(557)	(1,108)
Loss on extinguishment of debt	—	(135)	—	(650)
Other income (expense), net	938	(263)	3,661	337
(Loss) income before income tax	(4,578)	28,050	(10,331)	17,621
Provision for income taxes	—	(1,706)	—	(1,706)
Net (loss) income and comprehensive (loss) income	$(4,578)	$26,344	$(10,331)	$15,915
Net (loss) income and comprehensive (loss) income available to common stockholders, basic	$(4,578)	$16,038	$(10,331)	$6,609
Net (loss) income and comprehensive (loss) income available to common stockholders, diluted	$(4,578)	$16,418	$(10,331)	$6,669
Basic net (loss) income per share available to common stockholders	$(0.55)	$2.06	$(1.24)	$0.89
Diluted net (loss) income per share available to common stockholders	$(0.55)	$1.98	$(1.24)	$0.88
Weighted average shares used in computing basic net (loss) income per share available to common stockholders	8,386	7,786	8,354	7,424
Weighted average shares used in computing diluted net (loss) income per share available to common stockholders	8,386	8,275	8,354	7,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(10,331)	$15,915
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Fair value of Rezolute common stock shares received as consideration for license agreement	(955)	—
Stock-based compensation expense	3,033	4,893
Common stock contribution to 401(k)	20	506
Depreciation and amortization	23	289
Amortization of debt issuance costs, debt discount and final payment on debt	36	444
Loss on sublease	1,421	—
Loss on extinguishment of debt	—	650
Unrealized loss on foreign currency exchange	—	1,447
Gain on sale and disposal of equipment	—	(1,123)
Change in fair value of long-term equity securities	608	—
Other	(20)	262
Changes in assets and liabilities:
Trade and other receivables	(918)	(460)
Prepaid expenses and other assets	(117)	493
Accounts payable and accrued liabilities	(1,778)	(7,254)
Unearned revenue recognized under units-of-revenue method	(96)	(9,857)
Income tax payable	(1,637)	1,706
Other liabilities	779	—
Net cash (used in) provided by operating activities	(9,932)	7,911

Cash flows from investing activities:
Proceeds from sale of equipment	—	1,614
Purchase of property and equipment	(6)	(24)
Purchase of royalty rights in connection with Agenus purchase agreement	(15,000)	—
Net cash (used in) provided by investing activities	(15,006)	1,590

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	20,019
Proceeds from issuance of common stock, net of issuance costs	2,331	9,940
Proceeds from exercise of options	513	—
Proceeds from issuance of long-term debt	7,500	—
Debt issuance costs and loan fees	(217)	—
Principal payments – debt	—	(16,380)
Payment of final fee related to loan extinguishment	—	(1,150)
Principal payments – capital lease	(10)	(51)
Taxes paid related to net share settlement of equity awards	(237)	(41)
Net cash provided by financing activities	9,880	12,337
Effect of exchange rate changes on cash	20	167
Net (decrease) increase in cash and cash equivalents	(15,038)	22,005
Cash and cash equivalents at the beginning of the period	43,471	25,742
Cash and cash equivalents at the end of the period	$28,433	$47,747

Supplemental Cash Flow Information:
Cash paid for interest	$—	$518
Cash paid for taxes	$1,637	$—
Non-cash investing and financing activities:
Fair value of Rezolute common stock shares received as consideration for license agreement	$955	$—
Repayment of principal and accrued interest under the Servier loan	$—	$14,346
Interest added to principal balance on long-term debt	$281	$236
Prepaid financing cost related to issuance of common stock	$100	$—
Issuance of common stock warrant under SVB loan	$139	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

XOMA Corporation (referred to as “XOMA” or the “Company”), a Delaware corporation, has a long history of discovering and developing innovative therapeutics derived from its unique platform of antibody technologies. Over the Company’s extensive history, it built a portfolio of fully-funded programs by advancing product candidates into the earlier stages of development and then licensing them to licensees who assumed the responsibilities of later stage development, regulatory approval and commercialization. Fully-funded programs are those for which the Company’s partners pay the development and commercialization costs. As licensees advance these programs, the Company is eligible for potential milestone and royalty payments. As part of the Company’s royalty aggregator business model, the Company will continue to expand its portfolio of fully-funded programs by acquiring potential milestone and royalty revenue streams on additional product candidates.

Liquidity and Financial Condition

With the exception of the year ended December 31, 2017, the Company has typically incurred significant operating losses and negative cash flows from operations since its inception. As of September 30, 2018, the Company had cash and cash equivalents of $28.4 million.  Based on the Company’s current cash and cash equivalents balance and its ability to control discretionary spending, such as royalty acquisitions, the Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued.

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

Reclassification

Certain prior period year amounts have been reclassified to conform to the current quarter presentation.

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

Sale of Future Revenue Streams

The Company has sold its rights to receive certain milestones and royalties on product sales. In the circumstance where the Company has sold its rights to future milestones and royalties under a license agreement and also maintains limited continuing involvement in the arrangement (but not significant continuing involvement in the generation of the cash flows that are due to the purchaser), the Company defers recognition of the proceeds it receives for the sale of milestone or royalty streams and recognizes such unearned revenue as revenue under units-of-revenue method over the life of the underlying license agreement. Under the units-of-revenue method, amortization for a reporting period is calculated by computing a ratio of the proceeds received from the purchaser to the total payments expected to be made to the purchaser over the term of the agreement, and then applying that ratio to the period’s cash payment.

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

Concentration of Risk

Cash equivalents and receivables are financial instruments which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents, such as money market funds. As of September 30, 2018, the Company had no cash equivalents. As of December 31, 2017, cash equivalents consist of money market funds which were held by major financial institutions which management believes are of high credit quality. The Company has not encountered any such liquidity issues during 2018.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three months ended September 30, 2018, three partners represented 56%, 28% and 14% of total revenues. For the nine months ended September 30, 2018, three partners represented 50%, 21% and 17% of total revenues. For the three months ended September 30, 2017, one partner represented 98% of total revenues. For the nine months ended September 30, 2017, one partner represented 96% of total revenues. As of September 30, 2018, three partners represented 43%, 28% and 22% of the trade receivables balance, respectively. As of December 31, 2017, one partner represented 100% of the trade receivables balance.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. Early adoption is permitted and must be adopted using a modified retrospective approach. In July 2018, however, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional (and optional) transition method which would enable entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings/accumulated deficit. This optional transition method is in addition to the modified retrospective transition approach included in ASU 2016-02. The new standard will be effective for the Company on January 1, 2019 and will be adopted by recognizing a cumulative effect adjustment to the opening balance of retained earnings as of that date. The effect of adoption on the Company's financial statements will depend on the leases in effect and the Company's borrowing rates at that time, but based on the Company's existing leases, adoption is expected to result in a significant increase in assets and liabilities on the balance sheet, and no significant change to the consolidated statement of operations and comprehensive (loss) income.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which modifies, removes and adds certain disclosure requirements on fair value measurements based on the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The ASU is effective for the Company’s interim and annual reporting periods during the year ended December 31, 2020, and all annual and interim reporting period thereafter. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company early adopted the guidance related to removal of disclosures upon issuance of this ASU and will delay adoption of additional disclosures as permitted under the ASU. The Company does not believe adoption of the guidance will have a significant impact on its condensed consolidated financial statements.

3. Condensed Consolidated Financial Statements Detail

Cash and Cash Equivalents

As of September 30, 2018, cash and cash equivalents consisted of demand deposits of $28.4 million. As of December 31, 2017, cash and cash equivalents consisted of demand deposits of $34.9 million and money market funds of $8.6 million with maturities of less than 90 days at the date of purchase.

Long-term Equity Securities

As of September 30, 2018, long-term equity securities consisted of an investment in Rezolute’s common stock of $0.3 million (see Note 4). The Company recognized losses of $0.2 million and $0.6 million due to the change in fair value of its investment in Rezolute’s common stock in other income (expense), net line item of the consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2018, respectively.

Property and Equipment, net

During the nine months ended September 30, 2017, the Company completed the sale of equipment and disposal of certain equipment located in one of its leased facilities for total proceeds of $1.6 million. The total carrying value of the equipment sold and disposed of was $0.1 million and $0.5 million during the three and nine months ended September 30, 2017, respectively. Accordingly, the Company recorded a loss of $0.1 million and a gain of $1.1 million on the sale and disposal of equipment in the other income (expense), net line of the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2017, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued legal and accounting fees	$244	$431
Accrued restructuring	1,205	130
Accrued incentive compensation	280	229
Deferred rent	—	765
Liability related to sublease	83	800
Accrued payroll and other benefits	146	141
Other	201	197
Total	$2,159	$2,693

Net (Loss) Income Per Share Available to Common Stockholders

The following is a reconciliation of the numerator (net income or loss) and the denominator (number of shares) used in the calculation of basic and diluted net (loss) income per share available to common stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator
Net (loss) income	$(4,578)	$26,344	$(10,331)	$15,915
Less: Deemed dividend on convertible preferred stock	—	—	—	(5,603)
Less: Allocation of undistributed earnings to participating securities	—	(10,306)	—	(3,703)
Net (loss) income available to common stockholders, basic	$(4,578)	$16,038	$(10,331)	$6,609
Adjustments to undistributed earnings allocated to participating securities	—	380	—	60
Net (loss) income available to common stockholders, diluted	$(4,578)	$16,418	$(10,331)	$6,669
Denominator
Weighted average shares used in computing basic net (loss) income per share available to common stockholders	8,386	7,786	8,354	7,424
Effect of dilutive stock options	—	489	—	193
Weighted average shares used in computing diluted net (loss) income per share available to common stockholders	8,386	8,275	8,354	7,617

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Convertible preferred stock	5,003	—	5,003	4,160
Common stock options and RSUs	1,644	313	1,638	753
Warrants for common stock	24	19	21	139
Total	6,671	332	6,662	5,052

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

The XOMA-052 License Agreement and IL-1 Target License Agreement were accounted for as one arrangement because they were entered into at the same time in contemplation of each other. The Company concluded that there are multiple promised goods and services under the combined arrangement, including the transfer of license to IL-1 beta targeting antibodies, and the transfer of license, know-how, process, materials and inventory related to the gevokizumab antibody, which were determined to represent two distinct performance obligations. The Company determined that the Exclusivity Option is not an option with material right because the upfront payments to the Company were not negotiated to provide an incremental discount for the future additional royalties upon exercise of the Exclusivity Option. Therefore, the Company concluded that the Exclusivity Option is not a performance obligation. The additional royalties will be recognized as revenue when, and if, Novartis exercises its option because the Company has no further performance obligations at that point.

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

The Company concluded that the development and regulatory milestone payments are solely dependent on Novartis’ performance and achievement of specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price as of September 30, 2018. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Novartis and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

As of September 30, 2018, and December 31, 2017, there are no contract assets or contract liabilities related to this arrangement. In addition, the Company did not recognize any revenue related to this arrangement during the three and nine months ended September 30, 2018.  None of the costs to obtain or fulfill the contract were capitalized.

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

During the nine months ended September 30, 2017, Novartis International achieved a clinical development milestone pursuant to the License Agreement and, as a result, the Company earned a $10.0 million milestone payment which was recognized as license fees in the consolidated statement of operations and comprehensive income. As of September 30, 2018, the Company is eligible to receive up to a total of $470.0 million in development, regulatory and commercial milestones.

The Company concluded that the development and regulatory milestone payments are solely dependent on Novartis’ performance and achievement of the specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the remaining development and regulatory milestones are fully constrained and excluded from the transaction price as of September 30, 2018. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Novartis and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

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

As of September 30, 2018, and December 31, 2017, there are no contract assets or contract liabilities related to this arrangement. In addition, the Company did not recognize any revenue related to this arrangement during the three and nine months ended September 30, 2018.  None of the costs to obtain or fulfill the contract were capitalized.

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

On March 30, 2018, the Company and Rezolute amended the license agreement and common stock purchase agreement. The license agreement was amended to add terms specifying the financial responsibility for certain tasks related to the technology transfer of RZ358 license. The common stock purchase agreement was amended as follows: (1) adjusted the total shares due upon the Initial Closing (as defined in the common stock purchase agreement) from $5.0 million in value to 7,000,000 shares; (2) increased the shares due upon a Qualified Financing from $7.0 million in value to $8.5 million in value; and (3) increased the shares due upon the 2019 Closing from $7.0 million in value to $8.5 million in value. All other terms of the license agreement and common stock purchase agreement remain unchanged.

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

On April 3, 2018, Rezolute closed a debt financing activity for gross proceeds of $4.0 million, which triggered the Initial Closing defined under the amended common stock purchase agreement between the Company and Rezolute. As such, pursuant to the terms of the amended common stock purchase agreement with Rezolute, the Company received 8,023,758 shares of Rezolute’s common stock and cash of $0.5 million. The cash and share consideration in connection with the Interim Financing Closing during the three months ended March 31, 2018 and Initial Closing as noted above were received in April 2018. Under the amended license agreement, XOMA was also entitled to receive $0.3 million of reimbursable technology transfer expenses from Rezolute. The Company concluded that the payment associated with the Initial Closing represents substantially all consideration for the delivered license and technology to Rezolute. Therefore, the Company determined that a contract exists between Rezolute and XOMA under ASC 606 on April 3, 2018.

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

On April 3, 2018, the Company determined that the transaction price under the arrangement was $1.8 million, which consisted of the 8,093,010 shares of Rezolute’s common stock valued at $1.0 million, $0.5 million in cash, and reimbursable technology transfer expenses of $0.3 million. During the nine months ended September 30, 2018, the Company recognized the entire transaction price of $1.8 million as revenue upon completion of the delivery of the licenses and related materials, product data/filing, process and know-how. The change in fair value of Rezolute’s common stock after the contract inception date was due to the form of the consideration and therefore, not included in the transaction price pursuant to the accounting guidance. The Company accounts for the change in the fair value of its investment in Rezolute’s common stock in other income (expense), net line item of the condensed consolidated statement of operations and comprehensive (loss) income.

The Company concluded that the development and regulatory milestone payments are solely dependent on Rezolute’s performance and achievement of the specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price as of September 30, 2018. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Rezolute and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether the estimate of variable consideration is constrained and update the estimated transaction price accordingly.

As of September 30, 2018, the Company has a receivable from Rezolute related to the reimbursable technology transfer expenses of $0.3 million included in trade and other receivables on the condensed consolidated balance sheet. As of September 30, 2018, there was no contract liability related to this arrangement. As of December 31, 2017, there were no contract assets or contract liability related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized.

NIAID

Prior to the sale of the Company’s biodefense business discussed in Note 7, the Company performed services under a $64.8 million multiple-year contract funded with federal funds from NIAID (Contract No. HHSN272200800028C), for development of anti-botulinum antibody product candidates. The contract work was being performed on a cost plus fixed fee basis over a three-year period. The Company recognized revenue under the arrangement as the services were performed on a proportional performance basis. Consistent with the Company’s other contracts with the U.S. government, invoices were provisional until finalized. The Company operated under provisional rates from 2010 through 2014, subject to adjustment based on actual rates upon agreement with the government. In 2014, upon completion of NIAID’s review of hours and external expenses, XOMA agreed to exclude certain hours and external expenses resulting in a $0.4 million receivable and $0.8 million deferred revenue balances. As of December 31, 2017, the Company wrote off the $0.4 million receivable from NIAID as the likelihood of collection is remote. The Company classified $0.8 million as contract liabilities on the consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively.

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

The Company classified the proceeds received from HCRP as unearned revenue, to be recognized as revenue under units-of-revenue method over the life of the license agreements because of the Company's limited continuing involvement in the Acquisition Agreements. Such limited continuing involvement is related to the Company’s undertaking to cooperate with HCRP in the event of litigation or a dispute related to the license agreements. Because the transaction was structured as a non-cancellable sale, the Company does not have significant continuing involvement in the generation of the cash flows due to HCRP and there are no guaranteed rates of return to HCRP, the Company recorded the total proceeds of $18.0 million as unearned revenue recognized under units-of-revenue method. The Company allocated the total proceeds between the two Acquisition Agreements based on the relative fair value of expected payments to be made to HCRP under the license agreements. The unearned revenue is being recognized as revenue over the life of the underlying license agreements under the "units-of-revenue" method. Under this method, amortization for a reporting period is calculated by computing a ratio of the allocated proceeds received from HCRP to the payments expected to be made by the licensees to HCRP over the term of the Acquisition Agreements, and then applying that ratio to the period’s cash payment. Due to lower than projected product sales, the Company reversed revenue recognized in prior periods under units-of-revenue method under these arrangements by $129,000 during the second quarter 2018. The change in estimate of product sales resulted in net revenue of $96,000 during the nine months ended September 30, 2018. During the three months ended September 30, 2018, the Company recognized $121,000 as revenue under the units-of-revenue method. During the third quarter of 2018, the Shire product underlying the Dyax Corp. license agreement was approved, and we began recognizing revenue under the units-of-revenue method due to sales of the approved product. The Company recognized $0.1 million and $0.3 million as revenue under units-of-revenue method under these arrangements during the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, the current and non-current portion of the remaining unearned revenue recognized under units-of-revenue method was $1.1 million and $16.5 million, respectively. As of December 31, 2017, the Company classified $0.6 million and $17.1 million as current and non-current unearned revenue recognized under units-of-revenue method, respectively.

5. Agenus Royalty Purchase Agreement

On September 20, 2018, the Company entered into a Royalty Purchase Agreement (the “Royalty Purchase Agreement”) with Agenus, Inc. (“Agenus”). Under the Royalty Purchase Agreement, the Company purchased from Agenus the right to receive 33% of the future royalties on six Incyte immuno-oncology assets, currently in development, due to Agenus from Incyte Europe Sarl (“Incyte”) (net of certain royalties payable by Agenus to a third party) and 10% of all future developmental, regulatory and commercial milestones related to these  assets. However, the Company did not have a right to the expected near-term milestone associated with the entry of INCAGN2390 (anti-TIM-3) into the clinical trials. The future royalties due to Agenus from Incyte are based on low-single to mid-teen digit percentage of applicable net sales. In addition, the Company purchased from Agenus the right to receive 33% of the future royalties on an undisclosed Merck immuno-oncology product currently in clinical development due to Agenus from Merck Sharp & Dohme Corp. (“Merck”) and 10% of all future developmental, regulatory and commercial milestones related to this asset. The future royalties due to Agenus from Merck are based on low single digit percentage of applicable net sales. Pursuant to the Royalty Purchase Agreement, the Company’s share in future potential development, regulatory and commercial milestones is up to $59.5 million. There is no limit on the amount of future royalties on sales that the Company may receive under the agreements.

Under the terms of the Royalty Purchase Agreement, the Company paid Agenus $15.0 million. The Company has financed $7.5 million of the purchase price with a term loan under its Loan and Security Agreement with Silicon Valley Bank (“SVB”) (see Note 9).

As of September 30, 2018, the Company recorded $15.0 million as long-term royalty receivables in its condensed consolidated balance sheet. No payments are probable to be received under this agreement in the near term.

6. Fair Value Measurements

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at September 30, 2018 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Long-term equity securities	$—	$—	$347	$347

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (1)	$34,907	$—	$—	$34,907

(1)	Included in cash and cash equivalents

During the nine-month period ended September 30, 2018, there were no transfers between Level 1, Level 2, or Level 3 assets reported at fair value on a recurring basis and the valuation techniques used did not change compared to the Company’s established practice.

The following table provides a summary of changes in the estimated fair value of the Company’s Level 3 financial assets for the nine months ended September 30, 2018 (in thousands):

Balance at December 31, 2017	$—
Fair value of long-term equity securities at contract inception	955
Change in fair value	(608)
Balance at September 30, 2018	$347

The equity securities consisted of an investment in Rezolute’s common stock and are classified as long-term assets on the condensed consolidated balance sheet as of September 30, 2018. The long-term equity securities are revalued each reporting period with changes in fair value recorded in other income (expense), net line item of the condensed consolidated statement of operations and comprehensive (loss) income. The Company and its valuation specialist used a probability-weighted expected return model to measure the fair value of the securities. This valuation methodology is based on unobservable estimates and judgements, and therefore is classified as a Level 3 fair value measurement. Scenarios and probabilities were based on Company management estimates and were incorporated into the determination of the fair value of the equity securities.

The estimated fair value of the equity securities was calculated based on the following assumptions as of September 30, 2018 and the contract inception date of April 3, 2018:

	September 30,	April 3,
	2018	2018
Discount for lack of marketability	35%	30%
Estimated time to liquidity of shares	1.45 years	1.45 years

Scenario probabilities
Liquidation	80%	65%
Near-term sale	5%	5%
Near-term financing	15%	30%

Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the long-term equity securities.

The estimated fair value of the Company’s outstanding long-term debt is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding long-term debt at September 30, 2018, and December 31, 2017, are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Novartis note	$14,853	$14,552	$14,572	$14,178
SVB Loan	7,181	7,182	—	—
Total	$22,034	$21,734	$14,572	$14,178

7. Dispositions

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

In February 2017, the Company executed an Amendment and Restatement to both the asset purchase agreement and Ology Bioservices License Agreement primarily to (i) remove the obligation to issue 23,008 shares of Ology Bioservices under the asset purchase agreement, and (ii) revise the payment schedule related to the timing of the $4.5 million cash payments due to the Company under the Ology Bioservices License Agreement. Of the $4.5 million, $3.0 million was contingent upon Ology Bioservices achieving certain specified future operating objectives. In the first quarter of 2017, the Company became entitled to receive $1.6 million under the agreement that was received in quarterly payments through September 2018. In the third quarter of 2017, Ology Bioservices achieved the specified operating objectives and the Company earned the $3.0 million milestone fee that was received in monthly payments through July 2018. The Company received $0.5 million and $2.5 million during the three and nine months ended September 30, 2018, and $0.3 million and $0.7 million during the three and nine months ended September 30, 2017, respectively, which was recognized as other income in the condensed consolidated statements of operations and comprehensive (loss) income.

8. Restructuring Charges

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

At June 30, 2018, the Company completely vacated one of its two leased facilities in Berkeley, California and subleased the majority of the leased space to two subtenants. In connection with the sublease agreement executed in April 2018, the Company recognized a loss on the sublease of $0.6 million, which was recorded in the restructuring charges line item of the condensed consolidated statements of operations and comprehensive (loss) income (see Note 11). In connection with vacating this space, the Company recorded a discounted lease-related restructuring liability of $0.4 million as of June 30, 2018, which was calculated as the present value of the estimated future facility costs for which the Company would obtain no future economic benefit over the term of the lease, net of estimated future sublease income, and adjusted for the remaining balance of deferred rent of $0.6 million. This resulted in the Company recording a credit to restructuring costs of $0.1 million in its condensed consolidated statements of operations and comprehensive (loss) income. As of September 30, 2018, the Company remeasured the restructuring liability based on changes to the timing and amount of estimated future sublease income, which resulted in the Company recording $0.1 million of additional restructuring costs.

As of September 30, 2018, the Company completely vacated the other leased facility in Berkeley, California. In connection with vacating this space, the Company recorded a discounted lease-related restructuring liability of $1.0 million as of September 30, 2018, which was calculated as the present value of the estimated future facility costs for which the Company would obtain no future economic benefit over the term of the lease, net of estimated future sublease income, and adjusted for the remaining balance of deferred rent of $0.2 million. This resulted in the Company recording restructuring costs of $0.8 million in its condensed consolidated statements of operations and comprehensive (loss) income for the three months ended September 30, 2018.

The Company classified the current portion of the combined lease-related liabilities of $1.3 million within accrued and other liabilities and the non-current portion of $0.5 million within other liabilities- non-current in its condensed consolidated balance sheet as of September 30, 2018.

9. Long-Term Debt

Novartis Note

In May 2005, the Company executed a secured note agreement (the “Note Agreement”) with Novartis, which was due and payable in full in June 2015. Under the Note Agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrued at six-month LIBOR plus 2%, which was equal to 4.60% at September 30, 2018 is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments could be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount did not exceed $50.0 million. The Company made this election for all interest payments. Loans under the Note Agreement were secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder.

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

As of September 30, 2018 and December 31, 2017, the outstanding principal balance under the Secured Note Amendment was $14.9 million and $14.6 million, respectively, and was included in long-term debt in the accompanying condensed consolidated balance sheets.

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

In connection with the Hercules Term Loan, the Company issued unregistered warrants that entitle Hercules to purchase up to an aggregate of 9,063 unregistered shares of XOMA common stock at an exercise price equal to $66.20 per share. These warrants were exercisable immediately and have a five-year term expiring in February 2020. The warrants are classified in stockholders’ equity on the condensed consolidated balance sheets. As of September 30, 2018, all of these warrants were outstanding.

Silicon Valley Bank Loan Agreement

On May 7, 2018 (the “Effective Date”), the Company executed a Loan and Security Agreement (the “Loan Agreement”) with SVB. Under the Loan Agreement, upon the Company’s request, SVB may make advances (each, a “Term Loan Advance”) available to the Company up to $20.0 million (the “Term Loan”). The available fund may be increased up to $40.0 million upon the Company’s request and approval by the bank subject to the Company’s compliance with certain internal and credit requirements. The Company may borrow advances under the Term Loan from the Effective Date until the earlier of March 31, 2019 or an event of default (the “Draw Period”). Unless an event of default occurs, the period to draw may be extended to March 31, 2020, if the Company receives $20.0 million in gross cash proceeds from milestone/licensing payments by March 31, 2019. In the event of a default related to the Note Agreement with Novartis, SVB’s obligation to make any credit extensions to the Company under the Loan Agreement will immediately terminate. The interest rate will be calculated at a rate equal to the greater of (i) 4.75%, and (ii) 0.25% plus the prime rate as reported from time to time in The Wall Street Journal.

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

In connection with the Loan Agreement, the Company issued a warrant to SVB which is exercisable in whole or in part for up to an aggregate of 6,332 shares of common stock with an exercise price of $23.69 per share (the “Warrant”). The Warrant may be exercised on a cashless basis and is exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of the Company. The fair value of the Warrant issued to SVB was determined using the Black-Scholes Model and was estimated to be $0.1 million. As of September 30, 2018, the Warrant is outstanding. In addition, the Company incurred debt issuance costs of $0.2 million in connection with the Loan Agreement.

As of September 30, 2018 the Company has borrowed advances of $7.5 million under the Loan Agreement in connection with the Agenus royalty purchase agreement (see Note 5). As of September 30, 2018, $7.2 million has been included in long-term debt in the accompanying condensed consolidated balance sheet, which includes a discount of $0.3 million.

During the three months ended September 30, 2018, the first Term Loan Advance was drawn, and the entire unamortized amount of deferred charges of $0.3 million was reclassified as a discount against the debt and will be amortized to interest expense over the term of the Term Loan Advance using the effective interest method. The Company recorded $11,000 of non-cash interest expense resulting from the amortization of the discount and accretion of the final payment for the three months ended September 30, 2018.

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense in the condensed consolidated statements of operations and comprehensive (loss) income relates to the following debt instruments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Novartis note	$171	$126	$453	$362
SVB loan	35	—	47	—
Servier loan	—	76	—	431
Hercules loan	—	—	—	311
Other	3	—	57	4
Total interest expense	$209	$202	$557	$1,108

10. Common Stock Warrants

As of September 30, 2018 and December 31, 2017, the following common stock warrants were outstanding:

			Exercise Price	September 30,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2018	2017
February 2015	February 2020	Stockholders' equity	$66.20	9,063	9,063
February 2016	February 2021	Stockholders' equity	$15.40	8,249	8,249
May 2018	May 2028	Stockholders' equity	$23.69	6,332	—
				23,644	17,312

11. Commitments and Contingencies

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

On November 21, 2017, the Company entered into a non-cancellable sublease agreement for a portion of one of its three leased facilities. The term of the sublease agreement commenced on December 26, 2017. Under the term of the sublease agreement, the Company will receive $5.1 million over the term of the sublease, which ends at the same time as the original lease in April 2023. Under the sublease agreement, the Company’s future sublease income will be equal to the amount required to be paid to the Company’s landlord. In addition, the sublease provides for a tenant improvement allowance of $0.8 million to the subtenant, which was funded by the Company in January 2018. Upon execution of the sublease agreement, the Company recognized a loss on the sublease equal to the tenant improvement allowance. Under the sublease agreement, the sub-lessee executed a standby letter of credit naming the Company as the beneficiary amounting to $1.0 million as security under the sublease in the event of uncured default by the sub-lessee. As of September 30, 2018, the Company has not drawn any funds from the letter of credit as there was no default by the sub-lessee. During the three and nine months ended September 30, 2018, the Company recognized $0.4 million and $1.1 million of sublease income under this agreement, respectively.

On April 14, 2018, the Company entered into a non-cancellable sublease agreement for a portion of one of its three leased facilities. The term of the sublease agreement commenced on May 1, 2018. Under the term of the sublease agreement, the Company will receive $1.1 million over the term of the sublease, which ends at the same time as the original lease in April 2023. Under the sublease agreement, the Company’s future sublease income is less than the amount required to be paid to the Company’s landlord. In addition, the sublease provides for a tenant improvement allowance of $65,000 to the subtenant, and payment of broker commissions of $89,000. Upon execution of the sublease agreement, the Company recognized a loss on the sublease of $0.6 million, which was recorded in the restructuring charges line item of the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2018 (see Note 8). During the three and nine months ended September 30, 2018, the Company recognized $0.1 million and $0.2 million of sublease income under this agreement.

12. Stock-based Compensation

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

The fair value of the stock options granted during the three and nine months ended September 30, 2018 and 2017, was estimated based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Dividend yield	0%	0%	0%	0%
Expected volatility	101%	100%	101%	100%
Risk-free interest rate	2.76%	1.88%	2.72%	1.79%
Expected term	5.60 years	5.55 years	5.60 years	5.55 years

Stock option activity for the nine months ended September 30, 2018, was as follows:

	Number of shares	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	1,622,065	$24.54
Granted	285,208	28.00
Exercised	(52,400)	5.27
Forfeited, expired or cancelled	(202,941)	44.07
Outstanding at end of period	1,651,932	$23.35	8.0	$13,153
Exercisable at end of period	1,001,518	$27.98	7.4	$8,765

As of September 30, 2018, $6.5 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.9 years.

Performance-Based Stock Options

As of September 30, 2018, the Company had 82,500 shares related to outstanding performance-based stock options with a grant date fair value of $0.4 million that will vest based on the achievement of corporate goals set by the Compensation Committee of the Company’s Board of Directors. Of this amount, options related to 41,250 shares were deemed probable of achievement as of September 30, 2018 and therefore, the related expense is being recognized over the service period. During the three and nine months ended September 30, 2018, the Company recognized stock-based compensation expense of $56,000 and $0.2 million, respectively, related to these stock options. As of September 30, 2018, there was $0.3 million unrecognized compensation costs related to these outstanding performance-based stock options.

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

RSU activity for the nine months ended September 30, 2018, is summarized below:

		Weighted-
Restricted Stock Units:	Number of	Average Grant-
	Shares	Date Fair Value
Unvested balance at January 1, 2018	18,480	$18.00
Vested	(17,614)	18.54
Unvested balance at September 30, 2018	866	$7.02

As of September 30, 2018, $3,000 of unrecognized compensation expense related to employee RSUs is expected to be recognized over a weighted average period of 1.1 years.

Stock-based Compensation Expense

The following table shows total stock-based compensation expense for stock options, RSUs and ESPP in the condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$97	$102	$296	$774
General and administrative	750	1,936	2,737	4,119
Total stock-based compensation expense	$847	$2,038	$3,033	$4,893

13. Capital Stock

Biotechnology Value Fund Financing

In February 2017, the Company sold 1,200,000 shares of its common stock and 5,003 shares of Series X convertible preferred stock directly to Biotechnology Value Fund, L.P. and certain of its affiliates (“BVF”) in a registered direct offering, for aggregate net cash proceeds of $24.8 million.

BVF purchased the shares of common stock from the Company at a price of $4.03 per share, the closing stock price on the date of purchase. Each share of Series X convertible preferred stock has a stated value of $4,030 per share and is convertible into 1,000 shares of registered common stock based on a conversion price of $4.03 per share of common stock. The total number of shares of common stock issued upon conversion of all issued Series X convertible preferred stock will be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which is initially set at 19.99% of the total common stock then issued and outstanding immediately following the conversion of such shares. As of September 30, 2018, BVF owned approximately 17.9% of the Company’s total outstanding shares, and if all of the Series X convertible preferred shares were converted, BVF would own 48.6% of the Company’s total outstanding common shares. As of September 30, 2018, none of the preferred stock has been converted into shares of the Company’s common stock.

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

ATM Agreement

On November 12, 2015, the Company entered into an At Market Issuance Sales Agreement (the “2015 ATM Agreement”) with Cowen and Company, LLC (“Cowen”), under which the Company may offer and sell from time to time at its sole discretion shares of its common stock through Cowen as its sales agent, in an aggregate amount not to exceed $75 million. Cowen may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, and also may sell the shares in privately negotiated transactions, subject to the Company’s prior approval. The Company will pay Cowen a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2015 ATM Agreement. For the nine months ended September 30, 2018, the Company sold a total of 67,658 shares of common stock under the 2015 ATM Agreement for aggregate gross proceeds of $2.4 million. Total offering costs of $0.1 million were offset against the proceeds upon the sale of common stock. For the nine months ended September 30, 2017, the Company sold a total of 110,252 shares of common stock under the 2015 ATM Agreement for aggregate gross proceeds of $0.6 million. Total offering costs of $0.2 million were offset against the proceeds upon sale of common stock. The shares subject to 2015 ATM Agreement were registered on the shelf registration statement on Form S-3 that expired in February 2018.

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

14. Income Taxes

No provision was made for federal income tax since the Company has incurred net operating losses during the three and nine months ended September 30, 2018. The Company’s provision for income taxes for the three and nine months ended September 30, 2017 differs from the amounts computed by multiplying the federal statutory rate by income before taxes primary due to a reduction in the valuation allowance and the use of a tax credit carryforward. As of September 30, 2018 and December 31, 2017, the Company had a total of $4.5 million of net unrecognized tax benefits, none of which would affect the effective tax rate upon realization.  The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

In accordance with SAB 118, the effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. As described in the footnotes to the Annual Report on Form 10-K, the Company’s accounting for the tax effects of enactment of the Tax Reform Act is being assessed; the Company made a reasonable estimate of the effects on its existing deferred tax balances and valuation allowance. The Company determined that the re-measurement of certain deferred tax assets and liabilities and corresponding valuation allowance was a provisional amount at December 31, 2017. The income tax provision for the nine months ended September 30, 2018 did not reflect any adjustment to the previously assessed Tax Act enactment effect. The Company will continue to assess forthcoming guidance and accounting interpretations on the effects of the Tax Act and expects to complete its analysis within the measurement period in accordance with the SEC guidance.

15. Subsequent Events

Sublease

In October 2018, the Company entered into a non-cancellable sublease agreement for a portion of one of its three leased facilities. The term of the sublease agreement commenced on October 24, 2018. Under the term of the sublease agreement, the Company will receive $1.7 million over the term of the sublease, which ends at the same time as the original lease in May 2021.

Rights Offering

In November 2018, the Company announced its intent to commence a rights offering pursuant to which the Company would raise up to approximately $20.0 million through the distribution of subscription rights to holders of its common stock and Series X preferred stock. In addition, the Company executed an investment agreement with BVF which has agreed to purchase at a minimum its as-converted pro rata share of the offering amount, and will purchase an amount of securities, up to approximately $20.0 million, that are not subscribed for by the Company’s other stockholders in the rights offering.

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

Overview

XOMA Corporation (“XOMA”), a Delaware corporation, has a long history of discovering and developing innovative therapeutics derived from its unique platform of antibody technologies. Over our extensive history, we built a portfolio of fully-funded programs by advancing product candidates into the earlier stages of development and then licensing them to licensees who assumed the responsibilities of later stage development, regulatory approval and commercialization. Fully-funded programs are those for which our partners pay the development and commercialization costs. As licensees advance these programs, we are eligible for potential milestone and royalty payments. As part of our royalty aggregator business model, we will continue to expand our portfolio of fully-funded programs by acquiring potential milestone and royalty revenue streams on additional product candidates.

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

Agenus

On September 20, 2018, we entered into a Royalty Purchase Agreement (the “Royalty Purchase Agreement”) with Agenus, Inc., and certain affiliates (collectively, “Agenus”). Under the Royalty Purchase Agreement, we purchased from Agenus the right to receive 33% of the future royalties due to Agenus from Incyte Europe Sarl (“Incyte”) (net of certain royalties payable by Agenus to a third party) and 10% of all future developmental, regulatory and sales milestones on sales of six Incyte immuno-oncology assets, with the exception of an expected near-term milestone associated with the entry of INCAGN2390 (anti-TIM-3) into the clinical trial. In addition, we purchased from Agenus the right to receive 33% of the future royalties due to Agenus from Merck Sharp & Dohme Corp. (“Merck”) and 10% of all future developmental, regulatory and sales milestones on sales of an undisclosed Merck immuno-oncology product currently in clinical development. Pursuant to the Royalty Purchase Agreement, our share in future potential development, regulatory and commercial milestones is up to $59.5 million and the royalties have no limit. Under the terms of the Royalty Purchase Agreement, we paid Agenus $15.0 million. We have financed $7.5 million of the purchase with a term loan under our Loan and Security Agreement with Silicon Valley Bank (“SVB”) dated May 7, 2018.

Silicon Valley Bank Loan Agreement

In May 2018, we executed a Loan and Security Agreement (the “Loan Agreement”) with SVB. Under the Loan Agreement, upon our request, SVB may make advances available to us up to $20.0 million. The available funds may be increased up to $40.0 million upon our request and approval by the bank subject to our compliance of certain internal and credit requirements. As of September 30, 2018, we borrowed $7.5 million under the Loan Agreement.

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

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, those related to revenue recognition, and stock-based compensation to be critical policies. Except for the adoption of the new revenue recognition standard on January 1, 2018, as described below and in Note 2 to the Condensed Consolidated Financial Statements, there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2018, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 7, 2018.

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

Results of Operations

Revenues

Total revenues for the three and nine months ended September 30, 2018 and 2017, were as follows (in thousands):

	Three Months Ended September 30,		2017-2018	Nine Months Ended September 30,		2017-2018
	2018	2017	Change	2018	2017	Change
Revenue from contracts with customers	$775	$36,073	$(35,298)	$3,518	$47,005	$(43,487)
Revenue recognized under units-of-revenue method	121	110	11	96	328	(232)
Total revenues	$896	$36,183	$(35,287)	$3,614	$47,333	$(43,719)

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, milestone payments and royalties related to the out-licensing of our product candidates and technologies. The decrease for the three and nine months ended September 30, 2018, as compared to the same periods of 2017, was primarily due to $35.4 million of license and collaborative fee revenue recognized in connection with the license agreements with Novartis AG during the third quarter of 2017 and $10.0 million in milestone revenue earned under our license agreement with Novartis International Pharmaceutical Ltd. in the second quarter of 2017, partially offset by $1.8 million recognized under our license agreement and common stock purchase agreement with Rezolute recognized during the second quarter of 2018.

Revenue recognized under units-of-revenue method

Revenues include the amortization of unearned revenue from the sale of royalty interests to HealthCare Royalty Partners II, L.P.  in December 2016. Due to lower than projected sales of Trumenba, we reversed revenue recognized in prior periods under units-of-revenue method under these arrangements by $129,000 during the second quarter 2018. The change in estimate of product sales resulted in net revenue of $96,000 during the nine months ended September 30, 2018. During the three months ended September 30, 2018, we recognized $121,000 as revenue under the units-of-revenue method. During the third quarter of 2018, the Shire product underlying the Dyax Corp. license agreement was approved, and we began recognizing revenue under the units-of-revenue method due to sales of the approved product.

The generation of future revenues related to licenses, milestones, and royalties is dependent on our ability to attract new licensees to our antibody technologies, and the achievement of milestones or product sales by our existing licensees.

Research and Development Expenses

Research and development (“R&D”) expenses were $0.6 million and $1.4 million for the three and nine months ended September 30, 2018, compared with $0.3 million and $7.2 million for the same periods in 2017. The increase of $0.3 million for the three months ended September 30, 2018 compared to the same period in 2017 was due to a one-time adjustment for external manufacturing costs in the third quarter of 2017 of $0.7 million to reverse the cost of a batch of drug material that did not meet quality standards.  This difference was partially offset by decreases in outside consulting fees and the allocation of facilities costs. The decrease in allocation of facilities costs is a result of a decreased proportion of R&D employees as a result of our restructuring activities in December 2016 (the “2016 Restructuring”) and June 2017 (the “2017 Restructuring”).

The overall decrease for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to the implementation of our royalty-aggregator business model during the first quarter of 2017, which included the cessation of substantially all development activities. The decrease of $5.8 million for the nine months ended September 30, 2018, as compared to the same period of 2017, was primarily due to decreases of $1.9 million in clinical trial costs, $1.3 million in consulting costs, $1.1 million in the allocation of facilities costs, $0.5 million in stock-based compensation, and $0.4 million in salaries and related expenses.

We expect our R&D spending during the remainder of 2018 will be reduced as compared with 2017 levels due to the implementation of our royalty aggregator business model and related discontinuation of clinical trial activities.

General and Administrative Expenses

General and administrative (“G&A”) expenses include salaries and related personnel costs, facilities costs and professional fees. G&A expenses were $4.7 million and $14.2 million for the three and nine months ended September 30, 2018, compared with $7.3 million and $17.6 million for the same periods in 2017. The decrease of $2.6 million for the three months ended September 30, 2018, as compared to the same period of 2017, was due primarily to decreases of $1.1 million in consulting services, $1.2 million in stock-based compensation, and $0.1 million in legal and accounting fees. The decrease of $3.4 million for the nine months ended September 30, 2018, as compared to the same period of 2017, was primarily due to decreases of $1.4 million in stock-based compensation, $0.5 million in legal and accounting fees, $1.8 million in consulting services, and $0.4 million in information technology costs, partially offset by an increase of $1.1 million in the allocation of facilities costs due to a greater proportion of G&A personnel compared to R&D personnel after our restructuring activities.

We expect our personnel related and facilities costs during the remainder of 2018 to decrease as compared with 2017 levels due to our restructuring activities in 2016 and 2017. To support our royalty aggregator business model, we engage third parties to assist in our evaluation of potential acquisitions of milestone and royalty streams. While we expect our personnel related costs to decrease as compared with 2017, consulting expenses may increase in response to an increase in the volume of acquisition targets evaluated or completed.

Restructuring Charges

On December 21, 2016, we announced a restructuring of our business based on our decision to focus our efforts on clinical development, with an initial focus on the X358 clinical programs. The restructuring included a reduction-in-force in which we terminated 57 employees, which was implemented in December 2016. In early 2017, we further revised our strategy to prioritize out-licensing activities and further curtail research and development spending and we eliminated an additional five employees with an effective termination date of June 30, 2017. During the three and nine months ended September 30, 2017, we recorded a credit of $29,000 and a charge of $3.5 million, respectively, related to severance, other termination benefits and outplacement services for the 2016 Restructuring and 2017 Restructuring activities. There were no such charges during the three and nine months ended September 30, 2018.

During the nine months ended September 30, 2018, we completely vacated both of our leased facilities in Berkeley, California and met the criteria of a cease-use date. We recorded a lease-related restructuring liability of $1.4 million as of September 30, 2018, which was adjusted for the remaining balance of deferred rent of $0.7 million. This resulted in us recording lease-related restructuring charges of $0.7 million for the nine months ended September 30, 2018. In addition, in connection with the sublease agreement executed in April 2018, we recognized a loss on the sublease of $0.6 million for the nine months ended September 30, 2018.

Other Income (Expense)

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense is shown below for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		2017-2018	Nine Months Ended September 30,		2017-2018
	2018	2017	Change	2018	2017	Change
Novartis note	$171	$126	$45	$453	$362	$91
SVB loan	35	—	35	47	—	47
Servier loan	—	76	(76)	—	431	(431)
Hercules loan	—	—	—	—	311	(311)
Other	3	—	3	57	4	53
Total interest expense	$209	$202	$7	$557	$1,108	$(551)

The decrease in interest expense compared with 2017 is primarily due to the March 2017 payoff of the Hercules loan and August 2017 payoff of the Servier Loan. On May 7, 2018, we executed a loan agreement with SVB and on September 21, 2018 we borrowed advances of $7.5 million. We expect our interest expense to increase for the remainder of 2018 if we choose to access additional funds.

Other Income (Expense), Net

The following table shows the activity in other income (expense), net for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		2017-2018	Nine Months Ended September 30,		2017-2018
	2018	2017	Change	2018	2017	Change
Other income (loss), net
Income under the agreement with Ology Bioservices	$470	$250	$220	$2,470	$650	$1,820
Sublease income	506	—	506	1,286	28	1,258
Change in fair value of long-term equity securities	(206)	—	(206)	(608)	—	(608)
Unrealized foreign exchange loss	—	(248)	248	—	(1,447)	1,447
(Loss) gain on sale and disposal of equipment	—	(103)	103	—	1,123	(1,123)
Other	168	(162)	330	513	(17)	530
Total other income (loss), net	$938	$(263)	$1,201	$3,661	$337	$3,324

During the nine months ended September 30, 2018, we received long-term equity securities which consisted of an investment in Rezolute’s common stock. As of September 30, 2018, the fair value of the long-term equity securities decreased and we recognized a loss of $0.6 million for the nine months ended September 30, 2018. The income under the agreement with Ology Bioservices was due to payments we received from Ology Bioservices during the three and nine months ended September 30, 2018 and 2017 related to the disposition of our biodefense business in March 2016 and no further payments are due. The loss of $0.1 million and the gain of $1.1 million on the sale of equipment for the three and nine months ended September 30, 2017 is related to the sale and disposal of equipment located in one of our leased facilities.

Loss on Extinguishment of Debt

In March 2017, we paid off our outstanding principal balance, final payment fee and accrued interest totaling $6.5 million under our loan and security agreement with Hercules, and we were not required to pay the 1% prepayment charge pursuant to the terms of the loan. We recognized a loss on extinguishment of $0.5 million from the payoff of the term loan.

Provision for Income Taxes

No provision was made for federal income tax since we have incurred net operating losses during the three and nine months ended September 30, 2018. Our provision for income taxes for the three and nine months ended September 30, 2017 differs from the amounts computed by multiplying the federal statutory rate by income before taxes primary due to a reduction in the valuation allowance and the use of a tax credit carryforward. As of September 30, 2018 and December 31, 2017, we had a total of $4.5 million of net unrecognized tax benefits, none of which would affect the effective tax rate upon realization.  We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

In accordance with SAB 118, the effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. As described in the footnotes to our Annual Report on Form 10-K, the accounting for the tax effects of enactment of the Tax Reform Act is being assessed; we made a reasonable estimate of the effects on our existing deferred tax balances and valuation allowance. We determined that the re-measurement of certain deferred tax assets and liabilities and corresponding valuation allowance was a provisional amount at December 31, 2017. Our income tax provision for the nine months ended September 30, 2018 did not reflect any adjustment to the previously assessed Tax Act enactment effect. We will continue to assess forthcoming guidance and accounting interpretations on the effects of the Tax Act and expect to complete our analysis within the measurement period in accordance with the SEC guidance.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, our working capital and our cash flow activities for each of the periods presented (in thousands):

	September 30,	December 31,
	2018	2017	Change
Cash and cash equivalents	$28,433	$43,471	$(15,038)
Working capital	$24,552	$36,773	$(12,221)

	Nine Months Ended September 30,		2017-2018
	2018	2017	Change
Net cash (used in) provided by operating activities	$(9,932)	$7,911	$(17,843)
Net cash (used in) provided by investing activities	(15,006)	1,590	(16,596)
Net cash provided by financing activities	9,880	12,337	(2,457)
Effect of exchange rate changes on cash	20	167	(147)
Net (decrease) increase in cash and cash equivalents	$(15,038)	$22,005	$(37,043)

Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 of $9.9 million was primarily due to the $10.3 million net loss incurred.

Net cash provided by operating activities for the nine months ended September 30, 2017 was primarily due to the $25.7 million cash receipts under the license agreements executed with Novartis AG in August 2017.

Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 of $15.0 million was due to the purchase of milestone and royalty rights of $15.0 million in connection with the Agenus Royalty Purchase Agreement executed in September 2018.

Net cash provided by investing activities for the nine months ended September 30, 2017 of $1.6 million was due to the proceeds from the sale and disposal of equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 of $9.9 million was primarily related to proceeds received under the SVB loan agreement of $7.5 million and the sale of common stock for net proceeds of $2.3 million.

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

SVB Loan Agreement

On May 7, 2018 (the “Effective Date”), we executed the Loan Agreement with SVB. Under the Loan Agreement, upon our request, SVB may make advances (each, a “Term Loan Advance”) available to us up to $20.0 million (the “Term Loan”). The available fund may be increased up to $40.0 million upon our request and approval by the bank subject to our compliance of certain internal and credit requirements. We may borrow advances under the Term Loan until the earlier of March 31, 2019 or an event of default (the “Draw Period”). Unless an event of default occurs, the period to draw may be extended to March 31, 2020, if we receive $20.0 million in gross cash proceeds from milestone/licensing payments by March 31, 2019. In the event of a default related to our note agreement with Novartis Pharma AG (“Novartis”), SVB’s obligation to make any credit extensions to us under the Loan Agreement will immediately terminate. As of September 30, 2018, we have borrowed advances of $7.5 million under the Loan Agreement. The interest rate will be calculated at a rate equal to the greater of (i) 4.75%, and (ii) 0.25% plus the prime rate as reported from time to time in The Wall Street Journal.

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

*        *        *

We have incurred significant operating losses since our inception and have an accumulated deficit of $1.2 billion as of September 30, 2018. As of September 30, 2018, we had $28.4 million in cash, which will enable us to maintain our operations for a period of at least 12 months following the filing date of this report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

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

Risks Related to our Recently Undertaken Royalty Aggregator Strategy

Our planned acquisition of potential future royalty and/or milestone payments may not produce anticipated revenues and/or may be negatively affected by a default or bankruptcy of the licensor(s) or licensee(s) under the applicable license agreement(s) covering such potential royalties and/or milestones, and if such transactions are secured by collateral, we may be, or may become, under-secured by the collateral or such collateral may lose value and we will not be able recuperate our capital expenditures in the acquisition.

We are engaged in a continual review of opportunities to acquire royalties and other intellectual property assets as part of our royalty aggregator strategy or to acquire companies that hold royalty assets. Generally, at any time, we seek to have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, technical, financial and other confidential information, submission of indications of interest and involvement as a bidder in competitive auctions. Many potential acquisition targets do not meet our criteria, and for those that do, we may face significant competition for these acquisitions from other royalty buyers and enterprises. Competition for future asset acquisition opportunities in our markets could increase the price we pay for such assets and could reduce the number of potential acquisition targets. The success of our acquisitions is based on our ability to make accurate assumptions regarding the valuation, timing and amount of future royalty and milestone payments as well as the viability of the underlying technology. The failure of any of these acquisitions to produce anticipated revenues may materially and adversely affect our financial condition and results of operations.

Some of these acquisitions may expose us to credit risk in the event of a default by or bankruptcy of the licensor(s) or licensee(s) that are parties the applicable license agreement(s) covering the potential milestone and royalty streams being acquired. While we generally try to structure our potential receipt of milestone and royalty payments to minimize the risk associated with such a default or bankruptcy, there can be no assurance that any such default or bankruptcy will not adversely affect our ability to receive future potential royalty and/or milestone payments. To mitigate this risk, on occasion, we may obtain a security interest as collateral in the assets of such counterparty. Our credit risk in respect of such counterparty may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount we are due pursuant to the terms of the particular assets. This could occur in circumstances where the original collateral was not sufficient to cover a complete loss (e.g., our interests were only partially secured) or may result from the deterioration in value of the collateral, so that, in either such case, we are unable to recuperate our full capital outlay. Any such losses resulting therefrom could materially and adversely affect our financial condition and results of operations.

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

We depend on our licensees and royalty-agreement counterparties for the determination of royalty and milestone payments. While we typically have primary or back-up rights to audit our licensees and royalty-agreement counterparties, the independent auditors may have difficulty determining the correct royalty calculation, we may not be able to detect errors and payment calculations may call for retroactive adjustments. We may have to exercise legal remedies to resolve any disputes resulting from the audit.

The royalty and milestone payments we receive are determined by our licensees based on their reported achievement of regulatory and developmental milestones and product sales. Each licensee's calculation of the royalty payments is subject to and dependent upon the adequacy and accuracy of its sales and accounting functions, and errors may occur from time to time in the calculations made by a licensee and/or a licensee may fail to report the achievement of royalties or milestones in whole or in part. Our license and royalty agreements typically provide us the primary or back-up right to audit the calculations and sales data for the associated royalty payments; however, such audits may occur many months following our recognition of the royalty revenue, may require us to adjust our royalty revenues in later periods and may require expense on the part of the Company. Further, our licensees and royalty-agreement counterparties may be uncooperative or have insufficient records, which may complicate and delay the audit process.

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

As we continue to develop our business, our mix of assets and our sources of income may require that we register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940.*

We have not been and have no current intention to register as an "investment company" under the Investment Company Act of 1940, or the ‘40 Act, because we believe the nature of our operations currently exclude us from the definition of an investment company under the ‘40 Act. Accordingly, we do not believe we are currently subject to the provisions of the ‘40 Act, such as compliance with the ‘40 Act’s registration and reporting requirements, capital structure requirements, affiliate transaction restrictions, conflict of interest rules, requirements for disinterested directors, and other substantive provisions. Generally, to avoid being a company that is an "investment company" under the ‘40 Act, it must both: (a) not be or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities, and (b) either (i) not be engaged or propose to engage in the business of investing in securities or own or propose to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis or (ii) not have more than 45% of the value of its total assets (exclusive of government securities and cash items) consist of or more than 45% of its net income after taxes (for the last four fiscal quarters combined) be derived from certain types of securities. In addition, we would not be an “investment company” if an exception, exemption, or safe harbor under the ‘40 Act applies.

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

Specifically, our mixture of securities vs. royalty assets will be important to our classification as an “investment company”. While we currently believe that none of the definitions of “investment company” apply to us, we may in the future rely on an exception under the ‘40 Act provided by Section 3(c)(5)(A). To qualify under Section 3(c)(5)(A), as interpreted by the staff of the SEC, we would be required to have at least 55% of our total assets in "notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services" (or Qualifying Assets). The SEC staff has stated in a no action letter that royalty interests are Qualifying Assets under this exception. If the SEC or its staff in the future adopts a contrary interpretation or otherwise restricts the conclusions in the staff's no-action letter such that our royalty interests are no longer Qualifying Assets for purposes of Section 3(c)(5)(A), or if we fail to have at least 55% of our total assets in Qualifying Assets, we could be required to register under the ‘40 Act.

In light of our new business strategy as a royalty aggregator, we have determined that the special non-exclusive safe-harbor exemption from registration as an investment company for research and development companies under Rule 3a-8 formerly available to us is no longer applicable to our business operations and we therefore have elected for the time being to rely on the exemption provided by Rule 3a-2 under the ‘40 Act for so-called “transient investment companies.”  Rule 3a-2 provides a safe harbor for a period of one year so long as the company does not intend to engage primarily in the business of investing, reinvesting, owning, holding or trading in securities and has a bona fide intent to be engaged primarily as soon as is reasonably possible, and in any event within that one-year period, in a non-investment company business. A company may rely on Rule 3a-2 once during any three-year period.  In light of our recent acquisition of royalty assets, while there can be no assurance that we will be able to do so, we believe that, prior to the expiration of such one-year exemption period, we will be entitled to rely on the more traditional exemptions from registration under the ’40 Act referenced above.

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

With the exception of the year ended December 31, 2017, we have incurred significant operating losses and negative cash flows from operations since our inception. For the three and nine months ended September 30, 2018, we had net losses of $4.6 million and $10.3 million, respectively. For the three and nine months ended September 30, 2017, we had a net income of $26.3 million and $15.9 million, respectively. As of September 30, 2018, we had an accumulated deficit of $1.2 billion. We do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

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

There can be no assurance the market price of our common stock will not decline below its present market price or there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2018, through November 2, 2018, the share price of our common stock has ranged from a high of $36.86 to a low of $11.88. Additionally, we have two significant holders of our stock that could affect the liquidity of our stock and have a significant negative impact on our stock price if one or both of the holders were to quickly sell their ownership positions.

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

Our results of operations and liquidity needs could be materially negatively affected by market fluctuations or an economic downturn.*

Our results of operations could be materially negatively affected by economic conditions generally, both in the United States and elsewhere around the world. Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, and the U.S. financial markets have in the past contributed to, and may continue in the future contribute to, increased volatility and diminished expectations for the economy and the markets. Domestic and international equity markets periodically experience heightened volatility and turmoil. These events may have an adverse effect on us. In the event of a market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may decline.

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

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which 5,003 shares of Series X preferred stock were issued and outstanding as of November 2, 2018. Each share of Series X is convertible into 1,000 shares of registered common stock based on a conversion price of $4.03 per share of common stock. The total number of shares of common stock issued upon conversion of all issued Series X convertible preferred stock will be 5,003,000 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which is initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. In addition, we are authorized to issue, generally without stockholder approval, up to 277,333,332 shares of common stock, of which 8,387,596 were issued and outstanding as of November 2, 2018. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

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

Litigation regarding intellectual property and/or the enforcement of our contractual rights against licensees and third parties can be costly and expose us to risks of counterclaims against us.*

We may be required to engage in litigation or other proceedings to protect our intellectual property and/or enforce our contractual rights against former or current licensees or third-parties, including third-party collaborators of such licensees. The cost to us of this litigation, even if resolved in our favor, could be substantial. Such litigation and any negotiations leading up to it also could divert management’s attention and resources. If this litigation is resolved against us, we may lose the value associated with contract rights contained in our arrangements with licensees and third-parties, our patents may be declared invalid, and we could be held liable for significant damages.  While it is our current plan to pursue, on a selective basis, potential material contractual breaches against licensees and third-parties (including third-party collaborators of licensees) and/or infringement of our intellectual property rights, there can be no assurance that any such enforcement actions will be successful, or if successful, the timing of such success.

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

After a series of restructuring activities during 2016 and 2017, we had 13 employees as of November 2, 2018. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our business may suffer and we may be unable to implement our current initiatives or grow effectively.

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

In addition, our data security and information technology systems, as well as those of our partners and contractors, are potentially vulnerable to data security breaches, whether by employees or others, that may expose sensitive data or personal information to unauthorized persons. Effective May 25, 2018, the European Union (“EU”) will implement the General Data Protection Regulation (“GDPR”) a broad data protection framework that expands the scope of current EU data protection law to non-European Union entities that process, or control the processing of, the personal information of EU subjects, including clinical trial data. The GDPR allows for the imposition of fines and/or corrective action on entities that improperly use or disclose the personal information of EU subjects, including through a data security breach. Accordingly, data security breaches experienced by us, our partners or contractors could lead to significant fines, required corrective action, the loss of trade secrets or other intellectual property, public disclosure of sensitive clinical or commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, partners, and others. A data security breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, could result in fines, increased costs or loss of revenue as a result of:

•	harm to our reputation;
•	fines imposed on us by regulatory authorities;
•	additional compliance obligations under federal, state or foreign laws;
•	requirements for mandatory corrective action to be taken by us; and
•	requirements to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

			Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment of Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	10/18/2016

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-14710	3.1	02/16/2017

3.6	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Form of Series X Preferred Stock Certificate	8-K	000-14710	4.1	02/16/2017

4.4	Form of Warrant (February 2015 Warrants)	10-Q	000-14710	4.10	05/07/2015

4.5	Form of Warrant (February 2016 Warrant)	10-Q	000-14710	4.9	05/04/2016

4.6	Form of Warrant (May 2018 Warrant)	10-Q	000-14710	4.6	08/07/2018

10.1#	Amendment No. 1, dated March 30, 2018, to the License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio, Inc.)	10-Q	000-14710	10.1	05/09/2018

10.2#	Amendment No. 1, dated March 30, 2018, to the Common Stock Purchase Agreement, dated December 6, 2017, between XOMA Corporation and Rezolute, Inc. (formerly AntriaBio, Inc.)	10-Q/A	000-14710	10.2	07/05/2018

10.3#	License Agreement dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio)	10-K	000-14710	10.66	03/07/2018

10.4#	Common Stock Purchase Agreement dated December 6, 2017, between XOMA Corporation and Rezolute, Inc. (formerly AntriaBio)	10-K	000-14710	10.65	03/07/2018

10.5	Loan and Security Agreement dated May 7, 2018, between XOMA Corporation, XOMA (US) LLC and XOMA Technology, Ltd. and Silicon Valley Bank	10-Q	000-14710	10.5	08/07/2018

10.6	Officer Employment Agreement, dated April 27, 2018, between XOMA Corporation and Deepshikha Datta	10-Q	000-14710	10.6	08/07/2018

10.7	Change of Control Severance Agreement, dated April 27, 2018, between XOMA Corporation and Deepshikha Datta	10-Q	000-14710	10.7	08/07/2018

10.8	Amendment No. 1, dated July 19, 2018, to the Officer Employment Agreement, dated April 27, 2018, between XOMA Corporation and Deepshikha Datta	10-Q	000-14710	10.8	08/07/2018

10.9+#	Royalty Purchase Agreement dated September 20, 2018, between XOMA Corporation and Agenus Inc.

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

XOMA Corporation

Date: November 7, 2018	By:	/s/ JAMES R. NEAL
James R. Neal Chief Executive Officer (principal executive officer) and Director

Date: November 7, 2018	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)