Form 10-Q
period 2019-03-31
XOMA Corp
filed 2019-05-06
CIK 791908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol(s):	Name of each exchange on which registered:
Common Stock, $0.0075 par value	XOMA	The Nasdaq Stock Market LLC

As of May 2, 2019, the registrant had 8,724,320 shares of common stock, $0.0075 par value per share, outstanding.

XOMA CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XOMA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$48,436	$45,780
Trade and other receivables	2,755	1,468
Prepaid expenses and other current assets	268	378
Total current assets	51,459	47,626
Property and equipment, net	53	59
Operating lease right-of-use assets	6,906	—
Long-term royalty receivables	15,375	15,000
Long-term equity securities	1,107	392
Other assets	834	708
Total assets	$75,734	$63,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$987	$1,244
Accrued and other liabilities	798	2,382
Operating lease liabilities	2,242	—
Unearned revenue recognized under units-of-revenue method	595	490
Contract liabilities	798	798
Current portion of long-term debt	1,729	789
Total current liabilities	7,149	5,703
Unearned revenue recognized under units-of-revenue method – long-term	16,807	17,017
Long-term debt	20,854	21,690
Long-term operating lease liabilities	6,406	—
Other liabilities – long-term	489	590
Total liabilities	51,705	45,000

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Convertible preferred stock, $0.05 par value, 1,000,000 shares authorized, 6,256 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0075 par value, 277,333,332 shares authorized, 8,724,320 and 8,690,723 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	65	65
Additional paid-in capital	1,213,133	1,211,122
Accumulated deficit	(1,189,169)	(1,192,402)
Total stockholders’ equity	24,029	18,785
Total liabilities and stockholders’ equity	$75,734	$63,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Note 1) The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Revenue from contracts with customers	$8,026	$401
Revenue recognized under units-of-revenue method	105	62
Total revenues	8,131	463

Operating expenses:
Research and development	256	432
General and administrative	5,939	5,168
Total operating expenses	6,195	5,600

Income (loss) from operations	1,936	(5,137)

Other income (expense), net:
Interest expense	(429)	(170)
Other income, net	1,726	1,501
Net income (loss) and comprehensive income (loss)	3,233	(3,806)
Net income (loss) and comprehensive income (loss) available to common stockholders, basic	$1,881	$(3,806)
Net income (loss) and comprehensive income (loss) available to common stockholders, diluted	$1,935	$(3,806)
Basic net income (loss) per share available to common stockholders	$0.22	$(0.46)
Diluted net income (loss) per share available to common stockholders	$0.21	$(0.46)
Weighted average shares used in computing basic net income (loss) per share available to common stockholders	8,706	8,313
Weighted average shares used in computing diluted net income (loss) per share available to common stockholders	9,324	8,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended March 31, 2019
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	6	$—	8,691	$65	$1,211,122	$(1,192,402)	$18,785
Exercise of stock options	—	—	24	—	115	—	115
Issuance of common stock related to 401(k) contribution and ESPP	—	—	7	—	102	—	102
Vesting of restricted stock units	—	—	2	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,728	—	1,728
Issuance of warrants	—	—	—	—	66	—	66
Net income and comprehensive income	—	—	—	—	—	3,233	3,233
Balance, March 31, 2019	6	$—	8,724	$65	$1,213,133	$(1,189,169)	$24,029

	Three Months Ended March 31, 2018
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	5	$—	8,249	$62	$1,184,783	$(1,179,059)	$5,786
Exercise of stock options	—	—	—	—	14	—	14
Issuance of common stock related to 401(k) contribution and ESPP	—	—	1	—	20	—	20
Vesting of restricted stock units	—	—	14	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,416	—	1,416
Issuance of common stock	—	—	68	—	2,207	—	2,207
Net loss and comprehensive loss	—	—	—	—	—	(3,806)	(3,806)
Balance, March 31, 2018	5	$—	8,332	$62	$1,188,440	$(1,182,865)	$5,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

XOMA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$3,233	$(3,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,728	1,416
Common stock contribution to 401(k)	102	20
Depreciation and amortization	6	8
Amortization of debt issuance costs, debt discount and final payment on debt	110	—
Non-cash lease expense	(40)	—
Change in fair value of long-term equity securities	(715)	—
Other	—	(21)
Changes in assets and liabilities:
Trade and other receivables	(1,329)	(39)
Prepaid expenses and other assets	42	53
Accounts payable and accrued liabilities	(116)	(1,593)
Unearned revenue recognized under units-of-revenue method	(105)	(62)
Income tax payable	—	29
Other liabilities	241	156
Net cash provided by (used in) operating activities	3,157	(3,839)

Cash flows from investing activities:
Purchase of royalty rights in connection with Bioasis purchase agreement	(300)	—
Net cash used in investing activities	(300)	—

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	2,309
Proceeds from exercise of options	237	14
Payment of preferred and common stock issuance costs	(376)	—
Principal payments – finance lease	(3)	(4)
Taxes paid related to net share settlement of equity awards	(59)	(3)
Net cash (used in) provided by financing activities	(201)	2,316

Effect of exchange rate changes on cash	—	20

Net increase (decrease) in cash	2,656	(1,503)
Cash at the beginning of the period	45,780	43,471
Cash at the end of the period	$48,436	$41,968

Supplemental Cash Flow Information:
Cash paid for interest	$107	$—
Non-cash investing and financing activities:
Prepaid financing cost related to issuance of common stock	$—	$100
Issuance of common stock warrant under SVB loan	$66	$—
Estimated fair value of contingent consideration under the Bioasis Royalty Purchase Agreement	$75	$—

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

Liquidity and Financial Condition

With the exception of the year ended December 31, 2017, the Company has incurred significant operating losses and negative cash flows from operations since its inception. As of March 31, 2019, the Company had cash of $48.4 million. Based on the Company’s current cash balance and its ability to control discretionary spending, such as royalty acquisitions, the Company has evaluated and concluded there are no conditions or events that raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these condensed consolidated financial statements are issued.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions among consolidated entities were eliminated upon consolidation. The unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted under those rules certain footnotes or other financial information can be condensed or omitted. These financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2019.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, long-term equity securities, debt amendments, long-lived assets, legal contingencies, income taxes and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Revenue Recognition

Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers ("ASC 606") applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.

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

Equity Securities

The Company received shares of common stock from Rezolute in April 2018 (Note 4). Equity investments in Rezolute are classified in the condensed consolidated balance sheets as long-term equity securities. The equity securities are measured at fair value, with changes in fair value recorded in other income (expense), net line item of the condensed consolidated statement of operations and comprehensive income (loss) at each reporting period. The Company remeasures its equity investments at each reporting period until such time that the investment is sold or disposed of. If the Company sells an investment, any realized gains and losses on the sale of the securities will be recognized in the condensed consolidated statement of operations and comprehensive income (loss) in the period of sale.

Purchase of Rights to Future Milestones and Royalties

The Company has purchased rights to receive a portion of certain future developmental, regulatory and commercial sales milestones, royalties and option fees on sales of products currently in clinical development. The Company acquired such rights from various entities in September 2018 and February 2019, and recorded the amount paid for these rights as long-term royalty receivables (refer to Note 5). The Company has accounted for the purchased rights as a financial asset in accordance with ASC 310, Receivables. In addition, under one of the purchase agreements, the Company may be obligated to make contingent payments related to certain product development milestones and fees upon exercise of options related to future license products. The contingent payments are evaluated whether they are freestanding instruments or embedded derivatives. If freestanding instruments, the contingent payments are measured at fair value on the inception of the arrangement, subject to remeasurement to fair value each reporting period. Any changes in the estimated fair value is recorded in the condensed consolidated statement of operations and comprehensive income (loss). The option fees are evaluated whether they meet the criteria to be considered as derivatives.

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

Leases

The Company has entered into lease agreements for its corporate office facility in Emeryville, California and for additional office and laboratory facilities in Berkley, California. Effective January 1, 2019, the Company adopted ASC Topic 842, Leases (“ASC 842”) using the optional transition method and applied the standard only to leases that existed at that date. Under the optional transition method, the Company does not need to restate the comparative periods in transition and will continue to present financial information and disclosures for periods before January 1, 2019 in accordance with ASC Topic 840. The Company has elected the package of practical expedients allowed under ASC Topic 842, which permits the Company to account for its existing operating leases as operating leases under the new guidance, without reassessing the Company’s prior conclusions about lease identification, lease classification and initial direct cost. As a result of the adoption of the new lease accounting guidance, on January 1, 2019, the Company recognized operating lease right-of-use assets of approximately $7.4 million and operating lease liabilities of approximately $9.2 million. The difference in the operating lease right-of-use assets and operating lease liabilities is primarily due to the carrying amount of lease-related restructuring liabilities of $1.7 million as of December 31, 2018 (see Note 8).

The Company determines the initial classification and measurement of its right-of-use assets and lease liabilities at the lease commencement date and thereafter if modified. The lease term includes any renewal options and termination options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its incremental borrowing rate. The incremental borrowing rate is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment.

Rent expense for operating leases is recognized on a straight-line basis, unless the right-of-use asset has been impaired, over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the condensed consolidated statements of operations and comprehensive income.

For operating leases that reflect impairment, the Company will recognize the amortization of the right-of-use asset on a straight-line basis over the remaining lease term with rent expense still included in operating expenses in the condensed consolidated statements of operations and comprehensive income.

For all leases, rent payments that are based on a fixed index or rate at the lease commencement date are included in the measurement of lease assets and lease liabilities at the lease commencement date.

The Company has elected the practical expedient to not separate lease and non-lease components. The Company’s non-lease components are primarily related to property maintenance and insurance, which varies based on future outcomes, and thus is recognized in rent expense when incurred.

Net Income (Loss) per Share Available to Common Stockholders

Basic net income (loss) per share available to common stockholders is based on the weighted average number of shares of common stock outstanding during the period. During periods of income, the Company allocates participating securities a proportional share of net income determined by dividing total weighted average participating securities by the sum of the total weighted average number of common stock and participating securities (the “two-class method”). The Company’s convertible preferred stock participates in any dividends declared by the Company on its common stock and are therefore considered to be participating securities. For the three months ended March 31, 2019 and 2018, the Company did not declare any dividends.

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

Concentration of Risk

Cash equivalents and receivables are financial instruments which potentially subject the Company to concentrations of credit risk, as well as liquidity risk for certain cash equivalents. As of March 31, 2019 and December 31, 2018, the Company had no cash equivalents and has not encountered any such liquidity issues during 2019.

The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three months ended March 31, 2019, one partner represented 99% of total revenues. For the three months ended March 31, 2018, two partners represented 86% and 13% of total revenues. As of March 31, 2019, one partner represented substantially all of the trade receivables balance. As of December 31, 2018, two partners represented 67% and 28% of the trade receivables balance.

Recent Accounting Pronouncements

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808) “Clarifying the Interaction between Topic 808 and Topic 606,” which requires transactions in collaborative arrangements to be accounted for under ASC 606 if the counterparty is a customer for a good or service that is a distinct unit of account. The new standard also precludes an entity from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The ASU is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting period thereafter. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. This ASU requires retrospective adoption to the date the Company adopted ASC 606, January 1, 2018, by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. The Company may elect to apply the ASU retrospectively either to all contracts or only to contracts that are not completed at the date it initially applied ASC 606. The Company is in the process of accessing the impact of ASU 2018-18 on its condensed consolidated financial statements.

3. Condensed Consolidated Financial Statements Details

Long-term Equity Securities

As of March 31, 2019 and December 31, 2018, long-term equity securities consisted of an investment in Rezolute’s common stock of $1.1 million and $0.4 million, respectively (see Note 4). The Company recognized a gain of $0.7 million due to the change in fair value of its investment in Rezolute’s common stock in other income, net line item of the condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2019. There is no comparable gain or loss recognized for the three months ended March 31, 2018 as the long-term equity securities were received in the second quarter of 2018.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued legal and accounting fees	$181	$396
Accrued restructuring	—	1,361
Accrued incentive compensation	209	152
Liability related to sublease	—	84
Accrued payroll and other benefits	127	155
Other	281	234
Total	$798	$2,382

Net Income (Loss) Per Share Available to Common Stockholders

The following is a reconciliation of the numerator (net income or loss) and the denominator (number of shares) used in the calculation of basic and diluted net income (loss) per share available to common stockholders (in thousands):

	Three Months Ended March 31,
	2019	2018
Numerator
Net income (loss)	$3,233	$(3,806)
Less: Allocation of undistributed earnings to participating securities	(1,352)	—
Net income (loss) available to common stockholders, basic	1,881	(3,806)
Add: Adjustments to undistributed earnings allocated to participating securities	54	—
Net income (loss) available to common stockholders, diluted	$1,935	$(3,806)

Denominator
Weighted average shares used in computing basic net income (loss) per share available to common stockholders	8,706	8,313
Effect of dilutive stock options	618	—
Weighted average shares used in computing diluted net income (loss) per share available to common stockholders	9,324	8,313
Basic net income (loss) per share available to common stockholders	$0.22	$(0.46)
Diluted net income (loss) per share available to common stockholders	$0.21	$(0.46)

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

	Three Months Ended March 31,
	2019	2018
Convertible preferred stock	—	5,003
Common stock options and RSUs	830	1,645
Warrants for common stock	25	17
Total	855	6,665

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

The XOMA-052 License Agreement and IL-1 Target License Agreement were accounted for as one arrangement because they were entered into at the same time in contemplation of each other. The Company concluded that there are multiple promised goods and services under the combined arrangement, including the transfer of license to IL-1 beta targeting antibodies, and the transfer of license, know-how, process, materials and inventory related to the VPM087 antibody, which were determined to represent two distinct performance obligations. The Company determined that the Exclusivity Option is not an option with material right because the upfront payments to the Company were not negotiated to provide an incremental discount for the future additional royalties upon exercise of the Exclusivity Option. Therefore, the Company concluded that the Exclusivity Option is not a performance obligation. The additional royalties will be recognized as revenue when, and if, Novartis exercises its option because the Company has no further performance obligations at that point.

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

The Company concluded that the development and regulatory milestone payments are solely dependent on Novartis’ performance and achievement of specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price as of March 31, 2019. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Novartis and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

As of March 31, 2019 and December 31, 2018, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized. In addition, the Company did not recognize any revenue related to this arrangement during the three months ended March 31, 2019 and 2018.

Novartis International – Anti-TGFβ Antibody (NIS793)

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

During the year ended December 31, 2017, Novartis International achieved a clinical development milestone pursuant to the License Agreement and, as a result, the Company earned a $10.0 million milestone payment which was recognized as license fees in the consolidated statement of operations and comprehensive income. As of March 31, 2019, the Company is eligible to receive up to a total of $470.0 million in development, regulatory and commercial milestones under the anti-TGFB anti-body agreement.

The Company concluded that the development and regulatory milestone payments are solely dependent on Novartis’ performance and achievement of the specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the remaining development and regulatory milestones are fully constrained and excluded from the transaction price as of March 31, 2019. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Novartis and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether an estimate of variable consideration is constrained and update the estimated transaction price accordingly.

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

As of March 31, 2019 and December 31, 2018, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized.

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

Rezolute has an option through June 1, 2019 to obtain an exclusive license for their choice of one of the Company’s preclinical monoclonal antibody fragments, including X129 (the “Additional Product Option”), in exchange for a $1.0 million upfront option fee and additional clinical, regulatory and commercial milestone payments to the Company of up to $237.0 million in the aggregate based on the achievement of pre-specified criteria as well as royalties ranging from the high single digits to the mid-teens based on annual net sales. The license agreement contains customary termination rights relating to material breach by either party. Rezolute also has a unilateral right to terminate the license agreement in its entirety on ninety days’ notice at any time. The Company has the right to terminate the license agreement if Rezolute challenges the licensed patents.

In March 2018, the Company and Rezolute amended the license agreement and common stock purchase agreement. Pursuant to the as-amended terms of the license agreement and common stock purchase agreement, the Company is eligible to receive $6.0 million in cash, $8.5 million of Rezolute’s common stock, and 7,000,000 shares of Rezolute’s common stock, contingent on the completion of Rezolute’s financing activities. Further, in the event that Rezolute does not complete a financing that raises at least $20.0 million in aggregate gross proceeds (“Qualified Financing”) by March 31, 2019 (the “2019 Closing”), the Company will receive an additional number of shares of Rezolute’s common stock equal to $8.5 million divided by the weighted average of the closing bid and ask prices or the average closing prices of Rezolute’s common stock on the ten-day trading period prior to March 31, 2019. Finally, in the event that Rezolute is unable to complete a Qualified Financing by March 31, 2020, the Company is eligible to receive $15.0 million in cash in order for Rezolute to maintain the license. Under the common stock purchase agreement, Rezolute granted the Company the right and option to sell the greater of (i) 5,000,000 shares of common stock or (ii) one third of the aggregate shares held by the Company upon failure by Rezolute to list its shares of its common stock on the Nasdaq Stock Market or a similar national exchange on or prior to December 31, 2018.

Under the license agreement and common stock purchase agreement, no consideration was exchanged upon execution of the arrangement. In consideration for receiving the license for RZ358, Rezolute agreed to issue shares of its common stock and pay cash to the Company upon the occurrence of Rezolute’s financing activities and the amounts to be paid will be based on the timing of those activities.

During the three months ended March 31, 2018, the Company completed the delivery of the license and related materials, product data/filing, process and know-how to Rezolute. However, the Company determined that it is not probable that the Company will collect substantially all of the consideration to which it was entitled in exchange for the goods or services transferred to Rezolute. Therefore, the Company determined no contract existed as of March 31, 2018 and no revenue was recognized during the three months ended March 31, 2018 under the arrangement.

Rezolute completed the Interim Financing Closing and the Initial Closing financing activities, as defined in the common stock purchase agreement, during the first and second quarter of 2018, respectively. As a result, XOMA received 8,093,010 shares of Rezolute’s common stock and cash of $0.5 million in April 2018. Under the license agreement, XOMA was also entitled to receive $0.3 million of reimbursable technology transfer expenses from Rezolute. The Company concluded that the payment associated with the Initial Closing represents substantially all consideration for the delivered license and technology to Rezolute. Therefore, the Company determined that a contract exists between Rezolute and XOMA under ASC 606 on April 3, 2018.

The license agreement and common stock purchase agreement were accounted for as one arrangement because they were entered into at the same time in contemplation of each other. The Company concluded that there are multiple promised goods and services under the combined arrangement, including the license to RZ358, the transfer of RZ358 materials and product data/filing, and the transfer of process and know-how related to RZ358, which were determined to represent one combined performance obligation. The Company determined that the Additional Product Option is not an option with material right because there was no upfront consideration to the Company that would result to an incremental discount for the future opt in payments. Therefore, the Company concluded that the Additional Product Option is not a performance obligation. The option fee will be recognized as revenue when, and if, Rezolute exercises its option because the Company has no further performance obligations at that point.

On April 3, 2018, the Company determined that the transaction price under the arrangement was $1.8 million, which consisted of the 8,093,010 shares of Rezolute’s common stock valued at $1.0 million, $0.5 million in cash, and reimbursable technology transfer expenses of $0.3 million. During the year ended December 31, 2018, the Company recognized the entire transaction price of $1.8 million as revenue upon completion of the delivery of the licenses and related materials, product data/filing, process and know-how. The change in fair value of Rezolute’s common stock after the contract inception date was due to the form of the consideration and therefore, not included in the transaction price pursuant to the accounting guidance. The Company accounts for the change in the fair value of its investment in Rezolute’s common stock in other income (expense), net line item of the condensed consolidated statement of operations and comprehensive income (loss).

The Company concluded that the development and regulatory milestone payments are solely dependent on Rezolute’s performance and achievement of the specified events. The Company determined that it is not probable that a significant cumulative revenue reversal will not occur in future periods for these future payments. Therefore, the development and regulatory milestones are fully constrained and excluded from the transaction price as of March 31, 2019 and December 31, 2018. Any consideration related to commercial milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the licenses granted to Rezolute and therefore, have also been excluded from the transaction price. At the end of each reporting period, the Company will update its assessment of whether the estimate of variable consideration is constrained and update the estimated transaction price accordingly.

On January 7, 2019, the Company and Rezolute further amended the license agreement and common stock purchase agreement. The license agreement was amended to eliminate the requirement that equity securities valued at $8.5 million be issued to XOMA upon the closing of the Qualified Financing and replaced it with a requirement that Rezolute make five future cash payments to XOMA totaling $8.5 million through September 2020 (the “Future Cash Payments”). The amendment also provides for early payment of the Future Cash Payments (only until the $8.5 million is reached) by making cash payments to XOMA equal to 15% of the net proceeds of each future financing following the closing of the Qualified Financing, with such payments to be credited against any remaining unpaid Future Cash Payments in reverse order of their future payment date. In addition, the license agreement amendment revised the amount Rezolute is required to expend on development of RZ358 and related licensed products and revised provisions with respect to Rezolute’s diligence efforts in conducting clinical studies and eliminated XOMA’s right to appoint a member to Rezolute’s board of directors.

The common stock purchase agreement was amended to remove certain provisions related to the issuance of equity to XOMA in accordance with the new provisions regarding the Future Cash Payments in the license agreement. Lastly, the common stock purchase agreement was amended to provide the Company the right and option to sell up to 5,000,000 shares of Rezolute’s common stock currently held by XOMA back to Rezolute upon failure by Rezolute to list its shares of its common stock on the Nasdaq Stock Market or a similar national exchange on or prior to December 31, 2019. Only 2,500,000 shares may be sold back to Rezolute during calendar year 2020.

On January 30, 2019, Rezolute closed a preferred stock financing for gross proceeds of $25.0 million, which triggered the Qualified Financing event defined under the amended common stock purchase agreement resulting in consideration due to XOMA consisting of $5.5 million in cash. In addition, the Company received from Rezolute the reimbursable technology transfer expense of $0.3 million. The cash consideration and technology reimbursement were received in February 2019.

As of March 31, 2019, Rezolute completed all financing activities, as defined in the license agreement and common stock purchase agreement, and the Company is eligible to receive $8.5 million in future cash payments through September 2020 (in addition to any clinical, regulatory and annual net sales milestone payments and royalties). The Company concluded that the future cash payments are dependent on Rezolute’s ability to raise additional capital through future financing activities. The Company applied the variable consideration constraint to the $8.5 million future cash payments and determined that it is probable that a significant revenue reversal will not occur in future periods for only $2.5 million of the total future cash payments. During the three months ended March 31, 2019, the Company recognized $8.0 million as revenue, which consisted of the $5.5 million consideration due upon the Qualified Financing event and $2.5 million of the future cash payments. As of March 31, 2019, and December 31, 2018, there were no contract assets or contract liabilities related to this arrangement. None of the costs to obtain or fulfill the contract were capitalized.

NIAID

Prior to the sale of the Company’s biodefense business discussed in Note 7, the Company performed services under a $64.8 million multiple-year contract funded with federal funds from NIAID (Contract No. HHSN272200800028C), for development of anti-botulinum antibody product candidates. The contract work was being performed on a cost plus fixed fee basis over a three-year period. The Company recognized revenue under the arrangement as the services were performed on a proportional performance basis. Consistent with the Company’s other contracts with the U.S. government, invoices were provisional until finalized. The Company operated under provisional rates from 2010 through 2014, subject to adjustment based on actual rates upon agreement with the government. In 2014, upon completion of NIAID’s review of hours and external expenses, XOMA agreed to exclude certain hours and external expenses resulting in a $0.4 million receivable and $0.8 million deferred revenue balances. As of December 31, 2017, the Company wrote off the $0.4 million receivable from NIAID as the likelihood of collection is remote. The Company classified $0.8 million as contract liabilities on the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018.

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

The Company recognized $0.1 million as revenue under units-of-revenue method under these arrangements during the three months ended March 31, 2019 and 2018. As of March 31, 2019, the current and non-current portion of the remaining unearned revenue recognized under units-of-revenue method was $0.6 million and $16.8 million, respectively. As of December 31, 2018, the Company classified $0.5 million and $17.0 million as current and non-current unearned revenue recognized under units-of-revenue method, respectively.

5. Royalty Purchase Agreements

Agenus Royalty Purchase Agreement

On September 20, 2018, the Company entered into a Royalty Purchase Agreement (the “Agenus Royalty Purchase Agreement”) with Agenus, Inc., and certain affiliates (collectively, “Agenus”). Under the Agenus Royalty Purchase Agreement, the Company purchased from Agenus the right to receive 33% of the future royalties on six Incyte immuno-oncology assets, currently in development, due to Agenus from Incyte Europe Sarl (“Incyte”) (net of certain royalties payable by Agenus to a third party) and 10% of all future developmental, regulatory and commercial milestones related to these assets. However, the Company did not have a right to the expected near-term milestone associated with the entry of INCAGN2390 (anti-TIM-3) into the clinical trials. The future royalties due to Agenus from Incyte are based on low-single to mid-teen digit percentage of applicable net sales. In addition, the Company purchased from Agenus the right to receive 33% of the future royalties on an undisclosed Merck immuno-oncology product currently in clinical development due to Agenus from Merck Sharp & Dohme Corp. (“Merck”) and 10% of all future developmental, regulatory and commercial milestones related to this asset. The future royalties due to Agenus from Merck are based on low single digit percentage of applicable net sales. Pursuant to the Agenus Royalty Purchase Agreement, the Company’s share in future potential development, regulatory and commercial milestones is up to $59.5 million. There is no limit on the amount of future royalties on sales that the Company may receive under the agreements.

Under the terms of the Agenus Royalty Purchase Agreement, the Company paid Agenus $15.0 million. The Company financed $7.5 million of the purchase price with a term loan under its Loan and Security Agreement with Silicon Valley Bank (“SVB”) (see Note 9).

As of March 31, 2019 and December 31, 2018, there were no changes to the previously recorded $15.0 million long-term royalty receivables in the condensed consolidated balance sheets. No payments are probable to be received under this agreement in the near term. Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment of $15.0 million has been fully collected. No impairment was recorded as of March 31, 2019 and December 31, 2018.

Bioasis Royalty Purchase Agreement

On February 25, 2019, the Company entered into a Royalty Purchase Agreement (the “Bioasis Royalty Purchase Agreement”) with Bioasis Technologies Inc. and certain affiliates (collectively “Bioasis”). Under the agreement, the Company purchased potential future milestone and royalty rights from Bioasis for product candidates that are being developed pursuant to a License Agreement between Bioasis and Prothena Biosciences Limited. In addition, the Company was granted options to purchase a 1% royalty right on the next two license agreements entered into between Bioasis and third-party licensees subject to certain payments and conditions as well as a right of first negotiation on subsequent Bioasis license agreements with third parties. Upon exercise of the option related to the second license agreement executed by Bioasis, the Company may be obligated to pay up to $0.3 million per licensed product. Upon exercise of the option related to the third license agreement executed by Bioasis, the Company may be obligated to pay up to $0.4 million per licensed product.

Under the terms of the Bioasis Royalty Purchase Agreement, the Company paid Bioasis $0.3 million and will make contingent future cash payments of up to $0.2 million to Bioasis as the licensed product candidates reach certain development milestones.

At the inception of the agreement, the Company recorded $0.4 million as long-term royalty receivables in its condensed consolidated balance sheet, including the estimated fair value of the contingent consideration of $0.1 million. Future changes in the estimated fair value of the contingent consideration will be recognized in other income (expense), net. As of March 31, 2019, there was no change in the fair value of the contingent consideration from its initial value.

Under the cost recovery method, the Company does not expect to recognize any income related to milestones and royalties received until the investment has been fully collected. No impairment was recorded as of March 31, 2019.

6. Fair Value Measurements

The Company records its financial assets and liabilities at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash, trade receivables and accounts payable, approximate their fair value due to their short maturities. Fair value is defined as the exchange price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting guidance for fair value establishes a framework for measuring fair value and a fair value hierarchy that prioritizes the inputs used in valuation techniques. The accounting standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

The following tables set forth the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at March 31, 2019 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Long-term equity securities	$—	$—	$1,107	$1,107
Liabilities:
Contingent consideration	$—	$—	$75	$75

	Fair Value Measurements at December 31, 2018 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Long-term equity securities	$—	$—	$392	$392

During the three-month period ended March 31, 2019, there were no transfers between Level 1, Level 2, or Level 3 assets reported at fair value on a recurring basis.

Long-Term Equity Securities

The following table provides a summary of changes in the estimated fair value of the Company’s Level 3 financial assets for the three months ended March 31, 2019 (in thousands):

Balance at December 31, 2018	$392
Change in fair value	715
Balance at March 31, 2019	$1,107

The equity securities consisted of an investment in Rezolute’s common stock and are classified as long-term assets on the condensed consolidated balance sheet as of March 31, 2019. The long-term equity securities are revalued each reporting period with changes in fair value recorded in other income (expense), net line item of the condensed consolidated statement of operations and comprehensive income (loss).

As of March 31, 2019, the Company and its valuation specialist valued the equity securities using the closing price for Rezolute’s common stock traded on the over-the-counter exchange and adjusted for an illiquidity discount. The inputs used to calculate the illiquidity discount are based on observable and unobservable estimates and judgments and therefore is classified as a Level 3 fair value measurement. As the Company has the right and option to sell up to 5,000,000 shares of Rezolute’s common stock back to Rezolute after December 31, 2019 (see Note 4), the fair value of the equity securities was determined by dividing the total shares of Rezolute’s common stock held by the Company into two tranches based on the estimated time to a potential liquidity event.

The estimated fair value of the equity securities was calculated based on the following assumptions as of March 31, 2019:

Closing common stock price on the OTC exchange	$0.20

Tranche 1:
Discount for lack of marketability	24%
Estimated time to liquidity of shares	1 year

Tranche 2:
Discount for lack of marketability	35%
Estimated time to liquidity of shares	2 years

As of December 31, 2018, the Company and its valuation specialist used a probability-weighted expected return model to measure the fair value of the securities. This valuation methodology is based on unobservable estimates and judgements, and therefore is classified as a Level 3 fair value measurement. Scenarios and probabilities were based on Company management estimates and were incorporated into the determination of the fair value of the equity securities.

The estimated fair value of the equity securities was calculated based on the following assumptions as of December 31, 2018:

Discount for lack of marketability	35%
Estimated time to liquidity of shares	1.45 years

Scenario probabilities
Liquidation	20%
Near-term sale	5%
Near-term financing	75%

Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the long-term equity securities.

Contingent Consideration

The estimated fair value of the contingent consideration liability at the inception of the Bioasis Royalty Purchase Agreement represents the future consideration that is contingent upon the achievement of specified development milestones for a product candidate. The fair value measurement is based on significant Level 3 inputs such as anticipated timelines and probability of achieving development milestones of each licensed product candidate. Changes in the fair value of the liability for contingent consideration will be recorded in other income (expense), net line item of the condensed consolidated statements of operations and comprehensive income (loss) until settlement. As of March 31, 2019, there were no changes in the estimated fair value of the contingent consideration from its initial value.

Debt

The estimated fair value of the Company’s outstanding debt is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input. The carrying amount and the estimated fair value of the Company’s outstanding long-term debt at March 31, 2019, and December 31, 2018, are as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Novartis note	$15,193	$15,130	$15,193	$14,825
SVB Loan	7,390	7,388	7,286	7,281
Total	$22,583	$22,518	$22,479	$22,106

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

In February 2017, the Company executed an Amendment and Restatement to both the asset purchase agreement and Ology Bioservices License Agreement. Based on the payment terms pursuant to the amended Ology Bioservices License Agreement, the Company was entitled to receive cash consideration in aggregate of $4.6 million, all of which was received as of December 31, 2018. No further payments remain under the agreement, but the Company is still eligible to receive royalties in the future.

The Company received $1.0 million during the three months ended March 31, 2018, which was recognized as other income, net in the condensed consolidated statement of operations and comprehensive loss.

8. Restructuring Charges

On December 19, 2016, the Board of Directors approved a restructuring of its business based on its decision to focus the Company’s efforts on clinical development, with an initial focus on the X358 clinical programs In early 2017, the Company further revised its strategy to prioritize out-licensing activities and further curtail research and development spending. The restructuring included a reduction in force in which the Company terminated a total of 62 employees. Charges related to these initiatives were complete by the end of fiscal year 2017.

Prior to 2017, the Company’s operations were located in two buildings in Berkeley, California. Due to the restructuring activity and reduction in headcount, the Company determined that it did not need the building space in Berkeley, California and consolidated all of its personnel in a new office facility in Emeryville, California. During the year ended December 31, 2018, the Company completely vacated both of its leased facilities in Berkeley, California and subleased the space to subtenants. In connection with vacating this space, the Company recorded a discounted lease-related restructuring liability, which was calculated as the present value of the estimated future facility costs for which the Company would obtain no future economic benefit over the term of the lease, net of estimated future sublease income, and adjusted for the remaining balance of deferred rent. In addition, in connection with the sublease agreement executed in April 2018, the Company recognized a loss on the sublease of $0.6 million, which was recorded in the restructuring charges line item of the condensed consolidated statement of operations and comprehensive loss during the three months ended June 30, 2018 (see Note 11).

As of December 31, 2018, the Company classified the current portion of the combined lease-related liabilities of $1.4 million within accrued and other liabilities and the non-current portion of $0.3 million within other liabilities non-current in its consolidated balance sheet. Upon adoption of ASC 842, the Company consolidated all its lease-related liabilities in the condensed consolidated balance sheet as of January 1, 2019 and reported as operating lease liabilities (see Note 2).

During the three months ended March 31, 2019 and 2018, no lease-related restructuring charges were recognized in the condensed consolidated statements of operations and comprehensive income (loss).

9. Long-Term Debt

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

On March 4, 2019, the Loan Agreement was amended to extend the Draw Period from March 31, 2019 to March 31, 2020. In connection with the amendment, the Company issued a second warrant to SVB which is exercisable in whole or in part for up to an aggregate of 4,845 shares of common stock with an exercise price of $14.71 per share. The second warrant may be exercised on a cashless basis and is exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of the Company. The fair value of the second warrant issued to SVB was determined using the Black-Scholes Model and was estimated to be $0.1 million. As of March 31, 2019, both warrants are outstanding.

In September 2018, the first Term Loan Advance was drawn, and the Company borrowed advances of $7.5 million under the Loan Agreement in connection with the Agenus Royalty Purchase Agreement (see Note 5). The Company recorded a discount of $0.3 million against the debt, which is amortized to interest expense over the term of the Term Loan Advance using the effective interest method. The Company recorded $0.1 million of non-cash interest expense resulting from the amortization of the discount and accretion of the final payment for the three months ended March 31, 2019. As of March 31, 2019, the carrying value of the debt under the Loan Agreement was $7.4 million.

Novartis Note

In May 2005, the Company executed a secured note agreement (the “Note Agreement”) with Novartis, which was due and payable in full in June 2015. Under the Note Agreement, the Company borrowed semi-annually to fund up to 75% of the Company’s research and development and commercialization costs under its collaboration arrangement with Novartis, not to exceed $50.0 million in aggregate principal amount. Interest on the principal amount of the loan accrued at six-month LIBOR plus 2%, which was equal to 4.90% at March 31, 2019 is payable semi-annually in June and December of each year. Additionally, the interest rate resets in June and December of each year. At the Company’s election, the semi-annual interest payments could be added to the outstanding principal amount, in lieu of a cash payment, as long as the aggregate principal amount did not exceed $50.0 million. The Company made this election for all interest payments. Loans under the Note Agreement were secured by the Company’s interest in its collaboration with Novartis, including any payments owed to it thereunder.

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

As of March 31, 2019 and December 31, 2018, the outstanding principal balance under the Secured Note Amendment was $15.2 million and was included in long-term debt in the accompanying condensed consolidated balance sheets.

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense in the condensed consolidated statements of operations and comprehensive income (loss) relates to the following debt instruments (in thousands):

	Three Months Ended March 31,
	2019	2018
Novartis note	$186	$139
SVB loan	242	—
Other	1	31
Total interest expense	$429	$170

10. Common Stock Warrants

As of March 31, 2019 and December 31, 2018, the following common stock warrants were outstanding:

			Exercise Price	March 31,	December 31,
Issuance Date	Expiration Date	Balance Sheet Classification	per Share	2019	2018
February 2015	February 2020	Stockholders' equity	$66.20	9,063	9,063
February 2016	February 2021	Stockholders' equity	$15.40	8,249	8,249
May 2018	May 2028	Stockholders' equity	$23.69	6,332	6,332
March 2019	March 2029	Stockholders' equity	$14.71	4,845	—
				28,489	23,644

11. Commitments and Contingencies

Collaborative Agreements, Royalties and Milestone Payments

The Company has committed to make potential future milestone payments to third parties as part of licensing and development programs. Payments under these agreements become due and payable only upon the achievement of certain developmental, regulatory and commercial milestones by the Company’s licensees. Because it is uncertain if and when these milestones will be achieved, such contingencies, aggregating up to $7.6 million have not been recorded on the accompanying condensed consolidated balance sheets. The Company is unable to determine precisely when and if payment obligations under the agreements will become due as these obligations are based on milestone events, the achievement of which is subject to a significant number of risks and uncertainties.

Contingent Consideration

Pursuant to the Bioasis Royalty Purchase Agreement, the Company has committed to pay contingent consideration of up to $0.2 million to Bioasis as the licensed product candidates reach certain development milestones. The Company recorded the contingent consideration at $0.1 million, which represents the estimated fair value of potential future payments at the inception of the agreement. The contingent consideration will be remeasured at fair value at each reporting period, with changes in fair value recorded in other income (expense), net.

Lease Agreements

The Company leases two facilities in Berkeley, California under operating leases that have a remaining lease term ranging from two to four years. The Company also leases one facility in Emeryville, California under an operating lease that expires in February 2023. The Emeryville lease contains both an option to early terminate the lease and an option to extend the lease for an additional term, however, the Company is not reasonably assured to exercise either option. During 2018, the Company completely vacated both of its leased facilities in Berkeley, California and consolidated all of its personnel in the office facility in Emeryville, California. The Company subleased the leased space in the vacated buildings to four subtenants as of March 31, 2019.  As of March 31, 2019, the Company recognized right-of-use assets and lease liabilities for all three operating leases.

The maturity of the Company’s operating lease liabilities as of March 31, 2019 is as follows (in thousands):

Operating
Undiscounted lease payments	Leases
2019 (excluding the three months ended March 31, 2019)	$1,980
2020	2,736
2021	2,268
2022	1,943
2023	620
Total undiscounted lease payments	9,547
Present value adjustment	(899)
Total net lease liabilities	$8,648

The Company’s future undiscounted lease payments under operating leases (as defined by prior guidance) as of December 31, 2018 are as follow (in thousands):

Year Ending December 31,	Rent Payments
2019	$4,381
2020	3,923
2021	3,156
2022	2,611
2023	854
Thereafter	—
Total minimum lease payments	$14,925

Rent expense recognized for operating leases was $0.6 million for the three months ended March 31, 2019.  Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for operating leases were $0.6 million for the three months ended March 31, 2019, including non-lease components such as common area maintenance fees.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$649

The following summarizes additional information related to operating leases (in thousands):

March 31,
2019
Weighted-average remaining lease term
Operating leases	3.66 years
Weighted-average discount rate
Operating leases	5.51%

Sublease Agreements

On November 21, 2017, the Company entered into a non-cancellable sublease agreement for a portion of one of its three leased facilities. The term of the sublease agreement commenced on December 26, 2017. Under the term of the sublease agreement, the Company will receive $5.1 million in base lease payments plus reimbursement of certain operating expenses over the term of the sublease, which ends at the same time as the original lease in April 2023. Under the sublease agreement, the Company’s future sublease income will be equal to the amount required to be paid to the Company’s landlord. In addition, the sublease provides for a tenant improvement allowance of $0.8 million to the subtenant, which was funded by the Company in January 2018. Upon execution of the sublease agreement, the Company recognized a loss on the sublease equal to the tenant improvement allowance. Under the sublease agreement, the sub-lessee executed a standby letter of credit naming the Company as the beneficiary amounting to $1.0 million as security under the sublease in the event of uncured default by the sub-lessee. As of March 31, 2019, the Company has not drawn any funds from the letter of credit as there was no default by the sub-lessee. During the three months ended March 31, 2019 and 2018, the Company recognized $0.4 million of sublease income under this agreement.

On April 14, 2018, the Company entered into a non-cancellable sublease agreement for a portion of one of its three leased facilities. The term of the sublease agreement commenced on May 1, 2018. Under the term of the sublease agreement, the Company will receive $1.1 million in base lease payments plus reimbursement of certain operating expenses over the term of the sublease, which ends at the same time as the original lease in April 2023. Under the sublease agreement, the Company’s future sublease income is less than the amount required to be paid to the Company’s landlord. In addition, the sublease provides for a tenant improvement allowance of $65,000 to the subtenant, and payment of broker commissions of $89,000. Upon execution of the sublease agreement, the Company recognized a loss on the sublease of $0.6 million, which was recorded in the restructuring charges line item of the condensed consolidated statement of operations and comprehensive loss during the three months ended June 30, 2018 (see Note 8). During the three months ended March 31, 2019, the Company recognized $0.1 million of sublease income under this agreement.

In October 2018, the Company entered into a non-cancellable sublease agreement for a portion of one of its three leased facilities. The term of the sublease agreement commenced on October 24, 2018. Under the term of the sublease agreement, the Company will receive $1.7 million in base lease payments over the term of the sublease, which ends at the same time as the original lease in May 2021. In addition, the sublease provides for payment of broker commissions of $137,000. During the three months ended March 31, 2019, the Company recognized $0.2 million of sublease income under this agreement.

In January 2019, the Company entered into a non-cancellable sublease agreement for a portion of one of its three leased facilities. The term of the sublease agreement commenced on January 18, 2019. Under the term of the sublease agreement, the Company will receive $1.7 million in base lease payments over the term of the sublease, which ends at the same time as the original lease in April 2023. In addition, the sublease provides for a tenant improvement allowance of $91,000 to the subtenant, and payment of broker commissions of $53,000. During the three months ended March 31, 2019, the Company recognized $0.1 million of sublease income under this agreement.

The Company’s future cash flows to be received from subleases as of March 31, 2019 and December 31, 2018 is as follows (in thousands):

March 31,
Sublease income	2019
2019 (excluding the three months ended March 31, 2019)	$1,668
2020	2,280
2021	1,906
2022	1,644
2023	556
Total minimum lease payments	$8,054

December 31,
Sublease income	2018(1)
2019	$2,249
2020	2,376
2021	2,006
2022	1,746
2023	592
Total minimum lease payments	$8,969
(1)	Sublease income as of December 31, 2018 includes base lease payments and expected reimbursement of certain operating expenses under executed sublease agreements.

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

The fair value of the stock options granted during the three months ended March 31, 2019 and 2018, was estimated based on the following weighted average assumptions:

	Three Months Ended March 31,
	2019	2018
Dividend yield	0%	0%
Expected volatility	103%	101%
Risk-free interest rate	2.55%	2.72%
Expected term	5.60 years	5.60 years

Stock option activity for the three months ended March 31, 2019, was as follows:

	Number of shares	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	1,624,746	$23.09
Granted	349,979	14.23
Exercised	(23,861)	4.83
Forfeited, expired or cancelled	(32,914)	64.36
Outstanding at end of period	1,917,950	$20.99	7.9	$7,624
Exercisable at end of period	1,134,601	$24.42	7.1	$6,046

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2019 and 2018 was $0.2 million and $1,000, respectively.

The weighted-average grant-date fair value per share of the options granted during the three months ended March 31, 2019 and 2018 was $11.27 and $18.69, respectively.

As of March 31, 2019, $7.1 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 2.1 years.

Performance-Based Stock Options

Stock-based compensation expense associated with the corporate performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. As of March 31, 2019, the Company had 41,250 shares remaining related to outstanding performance-based stock options with a grant date fair value of $0.2 million that will vest based solely on the achievement of fiscal year 2019 corporate goals as set by the Compensation Committee of the Company’s Board of Directors. For the three months ended March 31, 2019, the Company determined that all remaining options were probable of achievement in fiscal year 2019 and therefore the related expense of $56,000 was recognized during the quarter. As of March 31, 2019, there was $0.2 million unrecognized compensation costs related to these outstanding performance-based stock options.

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

For the three months ended March 31, 2019, all remaining RSUs were forfeited and there was no unvested balance as of March 31, 2019.

Stock-based Compensation Expense

The following table shows total stock-based compensation expense for stock options, RSUs and ESPP in the condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$49	$104
General and administrative	1,679	1,312
Total stock-based compensation expense	$1,728	$1,416

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

All Series Y convertible preferred shares were issued to Biotechnology Value Fund, L.P. (“BVF”). One of the Company’s Directors, Matthew Perry, is the President of BVF. Each share of Series Y convertible preferred stock has a stated value of $13,000 per share and is convertible into 1,000 shares of registered common stock based on a conversion price of $13.00 per share of common stock. The total number of shares of common stock issued upon conversion of all issued Series Y convertible preferred stock will be 1,252,772 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which is initially set at 19.99% of the total common stock then issued and outstanding immediately following the conversion of such shares. As of March 31, 2019, BVF owned approximately 19.99% of the Company’s total outstanding shares, and if all of the Series X and Series Y convertible preferred shares were converted, BVF would own 53.4% of the Company’s total outstanding common shares. As of March 31, 2019, none of the preferred stock has been converted into shares of the Company’s common stock.

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

2018 ATM Agreement

On December 18, 2018, the Company entered into an At The Market Issuance Sales Agreement (the “2018 ATM Agreement”) with H.C. Wainwright & Co., LLC (“HCW”), under which the Company may offer and sell from time to time at its sole discretion shares of its common stock through HCW as its sales agent, in an aggregate amount not to exceed $30.0 million. HCW may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares up to the amount specified. The Company will pay HCW a commission of 3% of the gross proceeds of any shares of common stock sold under the 2018 ATM Agreement. No shares were sold under the 2018 ATM Agreement during the three months ended March 31, 2019.

14. Income Taxes

No provision was made for federal income tax since the Company is forecasting a loss for fiscal year 2019. As the Company continues to maintain a full valuation allowance against its U.S. net deferred tax assets, no income tax benefit is being recorded for any U.S. losses.

15. Subsequent Events

Royalty Purchase Agreement with Aronora, Inc.

On April 7, 2019, the Company entered into a Royalty Purchase Agreement (the “Aronora Royalty Purchase Agreement”) with Aronora, Inc., a private research and development company headquartered in Portland, Oregon (“Aronora”). Pursuant to the terms of the Aronora Royalty Purchase Agreement, the Company, subject to certain customary closing conditions, will purchase from Aronora the rights to potential royalty payments and a portion of the potential milestone payments associated with five hematology drug products in development: three anti-thrombotic candidates subject to Aronora’s collaboration with Bayer Pharma AG (“Bayer”), one of which is subject to an option by Bayer (the “Bayer Licensed Products”) and two additional early stage hematology candidates, including one in early stage clinical trials (the “non-Bayer Licensed Products,” together with the Bayer Licensed Products, the “Products”).

Under the terms of the Aronora Royalty Purchase Agreement, the Company will make an initial $6.0 million payment to Aronora at the closing of the transaction (the “Closing Amount”) subject to the fulfillment of certain pre-closing conditions contained in the Aronora Royalty Purchase Agreement. The transaction is expected to close no later than the third quarter of 2019, and the Aronora Royalty Purchase Agreement will terminate if all pre-closing conditions are not fulfilled within ninety days and the parties do not extend the Aronora Royalty Purchase Agreement prior thereto. The Company is required to make an additional $1.0 million payment (up to a total of $3.0 million) for each of the three Bayer Licensed Products that are active as of September 1, 2019.

The Company will receive, on average, low single-digit royalties on future sales of the Bayer Licensed Products (net of certain royalties payable to third parties) and 10% of all future developmental, regulatory and sales milestones related to the Bayer Licensed Products payable after the closing of the transaction excluding the payment of any milestone associated with Bayer exercising its option on one of the Bayer Licensed Products. In addition, the Company will purchase from Aronora the right to receive low single- digit royalties on potential sales of the non-Bayer Licensed Products and 10% of all future payments, including upfront payments, option payments and developmental, regulatory and sales milestone payments on potential future sales of the non-Bayer Licensed Products. The above future payment percentages will be reduced to 5% upon the Company’s receipt of two times the total cumulative amount of consideration paid by the Company to Aronora.

Pursuant to the Aronora Royalty Purchase Agreement, if the Company receives over $250 million in cumulative royalties on net sales per Product, the Company will be required to pay associated tiered milestones payments to Aronora in an aggregate amount of up to $85 million per Product.

The Aronora Royalty Purchase Agreement contains customary representations, warranties, covenants and indemnities. The Aronora Royalty Purchase Agreement will terminate six months following receipt by the Company of all royalty payments to which it is entitled thereunder. Aronora can terminate the Aronora Royalty Purchase Agreement if the Company fails to make payments thereunder in a timely fashion (after the expiration of any applicable cure period).

Sonnet BioTherapeutics, Inc.

On May 6, 2019, the Company executed an amendment to a license agreement with Sonnet BioTherapeutics, Inc. that entitles XOMA to potential future milestones and royalties on certain development stage assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” “intend” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: our future operating expenses, our future losses, the success of our strategy as a royalty aggregator, extent to which our issued and pending patents may protect our products and technology, the potential of our existing product candidates to lead to the development of commercial products, our ability to receive potential milestone or royalty payments under license and collaboration agreements and the timing of receipt of those payments. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for our licensees engaged in the development of new products in a regulated market. Among other things: our product candidates subject to our out-license agreements are still being developed, and our licensees’ may require substantial funds to continue development which may not be available; we may not be successful in entering into out-license agreements for our product candidates; if our therapeutic product candidates do not receive regulatory approval,  our third-party licensees will not be able to manufacture and market them; products or technologies of other companies may render some or all of our product candidates noncompetitive or obsolete; we do not know whether there will be, or will continue to be, a viable market for the products in which we have an ownership or royalty interest; even once approved, a product may be subject to additional testing or significant marketing restrictions, its approval may be withdrawn or it may be voluntarily taken off the market; we and our licensees are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of our product candidates and could subject us to significant fines and penalties; and certain of our technologies are in-licensed from third parties, so our capabilities using them are restricted and subject to additional risks. These and other risks, including those related to current economic and financial market conditions, are contained principally in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Recent Business Developments

Rezolute

In December 2017, we entered into a license and common stock purchase agreement with Rezolute, which was amended on March 30, 2018 and further amended on January 7, 2019. The license agreement was amended to eliminate the requirement that equity securities be issued to us upon the closing of the Qualified Financing (as defined in the license agreement) and to replace it with a requirement that Rezolute: (1) make five cash payments to us totaling $8.5 million following the closing of a Qualified Financing on or before specified staggered future dates through September 2020 (the “Future Cash Payments”); and (2) provide for early payment of the Future Cash Payments (only until $8.5 million is reached) by making cash payments to us equal to 15% of the net proceeds of each future financing following the closing of the Qualified Financing, with such payments to be credited against any remaining unpaid Future Cash Payments in reverse order of their future payment date. The common stock purchase agreement was amended to remove certain provisions related to the issuance of equity to us in accordance with the new provisions regarding the Future Cash Payments in the license agreement.

On January 30, 2019, Rezolute closed a preferred stock financing activity for gross proceeds of $25.0 million, which triggered the Qualified Financing defined under the amended common stock purchase agreement between us and Rezolute. As such, pursuant to the amended terms of the agreement with Rezolute, we received cash of $5.5 million. In addition, in February 2019, we received the reimbursable technology transfer expenses of $0.3 million from Rezolute.

Bioasis

On February 25, 2019, we entered into a Royalty Purchase Agreement with Bioasis Technologies Inc. (the “Bioasis Royalty Agreement”) and certain affiliates (collectively “Bioasis”). Under the agreement, we purchased potential future milestone, royalty and option fee payment rights from Bioasis for product candidates that are being developed pursuant to a License Agreement between Bioasis and Prothena Biosciences Limited. Under the terms of the agreement, we paid Bioasis an upfront cash payment of $0.3 million and will be required to make contingent future cash payments of up to $0.2 million to Bioasis if and when the licensed product candidates reach certain development milestones. In addition, we were granted an option to purchase a 1% royalty right on the next two license agreements entered into between Bioasis and third-party licensees subject to certain payments and conditions as well as a right of first negotiation on subsequent Bioasis license agreements with third parties.

Silicon Valley Bank Loan Agreement

In May 2018, we executed a Loan and Security Agreement (the “Loan Agreement”) with SVB. Under the Loan Agreement, upon our request, SVB may make advances available to us up to $20.0 million. As of March 31, 2019, we borrowed $7.5 million under the Loan Agreement. In March 2019, we and SVB amended the Loan Agreement to extend the Draw Period from March 31, 2019 to March 31, 2020. In connection with the amendment, we issued a second warrant to SVB which is exercisable in whole or in part for up to an aggregate of 4,845 shares of common stock with an exercise price of $14.71 per share. The warrant may be exercised on a cashless basis and is exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of XOMA.

Certain Factors Important to Understanding Our Financial Condition and Results of Operations

We have historically specialized in the discovery and development of innovative antibody-based therapeutics. In March 2017, we transformed our business model to become a royalty aggregator where we focus on expanding our portfolio of fully-funded programs by out-licensing our internally developed product candidates and acquiring potential milestone and royalty revenue streams on additional drug development product candidates. We combined our royalty aggregator model with a significantly reduced corporate cost structure to further build value for our shareholders. Our long-term prospects depend upon the ability of our partners to successfully commercialize new therapeutics. Our financial performance is driven by many factors and is subject to the risks set forth in Part II, Item 1A - Risk Factors.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies including, but not limited to, those related to revenue recognition, and stock-based compensation to be critical policies. Except for the adoption of the new lease accounting standard on January 1, 2019, as described below and in Note 2 to the Condensed Consolidated Financial Statements, there have been no significant changes in our critical accounting policies during the three months ended March 31, 2019, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 7, 2019.

Leases

On January 1, 2019, we adopted ASC Topic 842, Leases (“ASC 842”) using the optional transition method and applied the standard only to leases that existed at that date. Under the optional transition method, we do not need to restate the comparative periods in transition and will continue to present financial information and disclosures for periods before January 1, 2019 in accordance with ASC Topic 840. We have elected the package of practical expedients allowed under ASC Topic 842, which permits us to account for our existing operating leases as operating leases under the new guidance, without reassessing our prior conclusions about lease identification, lease classification and initial direct cost. As a result of the adoption of the new lease accounting guidance, we recognized on January 1, 2019 operating lease right-of-use assets of approximately $7.4 million and operating lease liabilities of approximately $9.2 million.

We determined the initial classification and measurement of our right-of-use assets and lease liabilities at the lease commencement date and thereafter if modified. The lease term includes any renewal options and termination options that we are reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, we use our incremental borrowing rate. The incremental borrowing rate is determined by using the rate of interest that we would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment.

Rent expense for operating leases is recognized on a straight-line basis, unless the right-of-use asset has been impaired, over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the condensed consolidated statements of operations and comprehensive income.

For operating leases that reflect impairment, we will recognize the amortization of the right-of-use asset on a straight-lined basis over the remaining lease term with rent expense still included in operating expenses in the condensed consolidated statements of operations and comprehensive income.

For all leases, rent payments that are based on a fixed index or rate at the lease commencement date are included in the measurement of lease assets and lease liabilities at the lease commencement date.

We have elected the practical expedient to not separate lease and non-lease components. Our non-lease components are primarily related to property maintenance and insurance, which varies based on future outcomes, and thus is recognized in rent expense when incurred.

Results of Operations

Revenues

Total revenues for the three months ended March 31, 2019 and 2018, were as follows (in thousands):

	Three Months Ended March 31,		2018-2019
	2019	2018	Change
Revenue from contracts with customers	$8,026	$401	$7,625
Revenue recognized under units-of-revenue method	105	62	43
Total revenues	$8,131	$463	$7,668

Revenue from Contracts with Customers

Revenue from contracts with customers includes upfront fees, milestone payments and royalties related to the out-licensing of our product candidates and technologies. The increase for the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to $8.0 million of license fee revenue recognized under our license agreement with Rezolute in the first quarter of 2019.

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

Research and Development Expenses

Research and development (“R&D”) expenses primarily include salaries and related expenses for R&D personnel who evaluate the scientific characteristics of our potential acquisitions of future milestones and royalty streams.  R&D expenses were $0.3 million for the three months ended March 31, 2019, compared with $0.4 million for the same period in 2018. The decrease of $0.1 million for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to a $0.1 million decrease in salaries and related expenses.

We expect our R&D spending during the remainder of 2019 to remain comparable to 2018 levels.

General and Administrative Expenses

General and administrative (“G&A”) expenses include salaries and related personnel costs, facilities costs and professional fees. G&A expenses were $5.9 million for the three months ended March 31, 2019, compared with $5.2 million for the same period in 2018. The increase of $0.7 million for the three months ended March 31, 2019, as compared to the same period of 2018, was primarily due to increases of $0.4 million in stock-based compensation, $0.2 million in consulting services and $0.1 million in salaries and related expenses.

To support our royalty aggregator business model, we engage third parties to assist in our evaluation of potential acquisitions of milestone and royalty streams. While we expect our personnel related costs during the remainder of 2019 to be comparable with 2018, consulting expenses may increase in response to an increase in the volume of acquisition targets evaluated or completed.

Other Income (Expense)

Interest Expense

Amortization of debt issuance costs and discounts are included in interest expense. Interest expense is shown below for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		2018-2019
	2019	2018	Change
Novartis note	$186	$139	$47
SVB loan	242	—	242
Other	1	31	(30)
Total interest expense	$429	$170	$259

The increase in interest expense compared with 2018 is primarily due to the outstanding SVB loan balance. On May 7, 2018, we executed a loan agreement with SVB and on September 21, 2018 we borrowed advances of $7.5 million. We expect our interest expense to increase for the remainder of 2019 related to the outstanding SVB loan balance and increased interest rates, and to increase further if we choose to access additional funds.

Other Income, Net

The following table shows the activity in other income, net for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		2018-2019
	2019	2018	Change
Other income, net
Income under the agreement with Ology Bioservices	$—	$1,000	$(1,000)
Sublease income	753	355	398
Change in fair value of long-term equity securities	715	—	715
Other	258	146	112
Total other income, net	$1,726	$1,501	$225

During the three months ended March 31, 2019, we held long-term equity securities which consisted of shares of Rezolute’s common stock. As of March 31, 2019, the fair value of the long-term equity securities increased and we recognized a gain of $0.7 million during the quarter. As of March 31, 2019, we were party to four sublease agreements, compared with only one sublease agreement for the same period in 2018. The income under the agreement with Ology Bioservices was due to payments we received from Ology Bioservices during the three months ended March 31, 2018 related to the disposition of our biodefense business in March 2016 and no further payments are due.

Provision for Income Taxes

No provision was made for federal income tax since we are forecasting a loss for fiscal year 2019. As we continue to maintain a full valuation allowance against our U.S. net deferred tax assets, no income tax benefit is being recorded for any U.S. losses.

Liquidity and Capital Resources

The following table summarizes our cash, our working capital and our cash flow activities for each of the periods presented (in thousands):

	March 31,	December 31,
	2019	2018	Change
Cash	$48,436	$45,780	$2,656
Working capital	$44,310	$41,923	$2,387

	Three Months Ended March 31,		2018-2019
	2019	2018	Change
Net cash provided by (used in) operating activities	$3,157	$(3,839)	$6,996
Net cash used in investing activities	(300)	—	(300)
Net cash (used in) provided by financing activities	(201)	2,316	(2,517)
Effect of exchange rate changes on cash	—	20	(20)
Net increase (decrease) in cash	$2,656	$(1,503)	$4,159

Cash Provided by (Used in) Operating Activities

The change in net cash from operating activities for the three months ended March 31, 2019, as compared with the same period in 2018, was primarily due to the $5.5 million cash receipts under the license and common stock purchase agreement with Rezolute.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 was due to the purchase of milestone and royalty rights of $0.3 million in connection with the Bioasis Royalty Purchase Agreement executed in February 2019.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the three months ended March 31, 2019 of $0.2 million was primarily due to payment of issuance costs related to the rights offering executed in 2018 and At The Market Issuance Sales Agreement (the “2018 ATM Agreement”), offset by proceeds received from the exercise of stock options.

Net cash provided by financing activities for the three months ended March 31, 2018 of $2.3 million was primarily related to the sale of common stock for net proceeds of $2.3 million.

SVB Loan Agreement

On May 7, 2018 (the “Effective Date”), we executed the Loan Agreement with SVB. Under the Loan Agreement, upon our request, SVB may make advances (each, a “Term Loan Advance”) available to us up to $20.0 million (the “Term Loan”). We may borrow advances under the Term Loan until the earlier of March 31, 2020 or an event of default (the “Draw Period”). In the event of a default related to our note agreement with Novartis Pharma AG (“Novartis”), SVB’s obligation to make any credit extensions to us under the Loan Agreement will immediately terminate. As of March 31, 2019, we have borrowed advances of $7.5 million under the Loan Agreement. The interest rate is calculated at a rate equal to the greater of (i) 4.75%, and (ii) 0.25% plus the prime rate as reported from time to time in The Wall Street Journal.

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

In April 2019, we entered into a Royalty Purchase Agreement with Aronora, Inc. (“Aronora”) to purchase certain rights to potential royalty payments and a portion of the potential milestone payments associated with Aronora’s five hematology drug products in development. The transaction is expected to close no later than the third quarter of 2019. Upon closing of the transaction, we may draw additional funds under the Loan Agreement with SVB.

2018 ATM Agreement

On December 18, 2018, we entered into the 2018 ATM Agreement with H.C. Wainwright & Co., LLC (“HCW”), under which we may offer and sell from time to time at our sole discretion shares of our common stock through HCW as our sales agent, in an aggregate amount not to exceed $30.0 million. HCW may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act and will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares up to the amount specified. We will pay HCW a commission of 3% of the gross proceeds of any shares of common stock sold under the 2018 ATM Agreement. No shares were sold under the 2018 ATM Agreement during the three months ended March 31, 2019.

*        *        *

We have incurred significant operating losses since our inception and have an accumulated deficit of $1.2 billion as of March 31, 2019. As of March 31, 2019, we had $48.4 million in cash, which we anticipate will enable us to maintain our operations for a period of at least 12 months following the filing date of this report.

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

Changes in Contractual Obligations

Our future contractual obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC. Except as noted below, there have been no material changes from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Contingent Consideration

Pursuant to the Bioasis Royalty Purchase Agreement, we have committed to pay a contingent consideration of up to $0.2 million to Bioasis as the licensed product candidates reach certain development milestones. We recorded the contingent consideration at $0.1 million, which represents the estimated fair value of potential future payments at the inception of the agreement. The contingent consideration will be remeasured at fair value at each reporting period, with changes in the fair value recorded in other income (expense), net.

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

The rules and interpretations of the SEC and the courts, relating to the definition of "investment company" are very complex. While we currently intend to conduct our operations so that we will not be an investment company under applicable SEC interpretations, we can provide no assurance that the SEC would not take the position that the Company would be required to register under the Investment Company Act of 1940 (the “‘40 Act”) and comply with the ‘40 Act’s registration and reporting requirements, capital structure requirements, affiliate transaction restrictions, conflict of interest rules, requirements for disinterested directors, and other substantive provisions.  We monitor our assets and income for compliance under the ‘40 Act and seek to conduct our business activities to ensure that we do not fall within its definitions of “investment company” or qualify under one of the exemptions or exclusions provided by the ‘40 Act.  If we were to become an “investment company” and be subject to the restrictions of the ‘40 Act, those restrictions would likely require changes in the way we do business and add significant administrative burdens to our operations. To ensure that we do not fall within the ‘40 Act, we may need to take various actions which we might otherwise not pursue. These actions may include restructuring the Company and/or modifying our mixture of assets and income.

Risks Related to our Financial Results and Capital Requirements

We have sustained losses in the past, and we expect to sustain losses in the foreseeable future.

With the exception of the year ended December 31, 2017, we have incurred significant operating losses and negative cash flows from operations since our inception. We had net income of $3.2 million and a net loss of $3.8 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $1.2 billion. We do not know whether we will ever achieve sustained profitability or whether cash flow from future operations will be sufficient to meet our needs.

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

There can be no assurance the market price of our common stock will not decline below its present market price or there will be an active trading market for our common stock. The market prices of biotechnology companies have been and are likely to continue to be highly volatile. Fluctuations in our operating results and general market conditions for biotechnology stocks could have a significant impact on the volatility of our common stock price. We have experienced significant volatility in the price of our common stock. From January 1, 2019, through May 2, 2019, the share price of our common stock has ranged from a high of $16.10 to a low of $11.50. Additionally, we have two significant holders of our stock that could affect the liquidity of our stock and have a significant negative impact on our stock price if one or both of the holders were to quickly sell their ownership positions.

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

We are authorized to issue, without stockholder approval, 1,000,000 shares of preferred stock, of which 5,003 shares of Series X preferred stock and 1,252.772 shares of Series Y preferred stock were issued and outstanding as of March 31, 2019. Each share of Series X and Series Y is convertible into 1,000 shares of registered common stock based on a conversion price of $4.03 per share and $13.00 per share of common stock, respectively. The total number of shares of common stock issued upon conversion of all issued Series X and Series Y convertible preferred stock will be 6,255,772 shares. Each share is convertible at the option of the holder at any time, provided that the holder will be prohibited from converting into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares above a conversion blocker, which is initially set at 19.99% of our total common stock then issued and outstanding immediately following the conversion of such shares. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.

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

We had 11 employees as of May 2, 2019. We may require additional experienced executive, accounting, legal, administrative and other personnel from time to time in the future. There is intense competition for the services of these personnel, especially in California. Moreover, we expect that the high cost of living in the San Francisco Bay Area, where our headquarters are located, may impair our ability to attract and retain employees in the future. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our business may suffer and we may be unable to implement our current initiatives or grow effectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2019, we issued a warrant to SVB which is exercisable in whole or in part for up to an aggregate of 4,845 shares of common stock with an exercise price of $14.71 per share. The warrant may be exercised on a cashless basis and is exercisable within 10 years from the date of issuance or upon the consummation of certain acquisitions of XOMA. The warrant was offered and sold in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act..

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

			Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	01/03/2012

3.2	Certificate of Amendment of Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/31/2012

3.3	Certificate of Amendment of Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	05/28/2014

3.4	Certificate of Amendment to the Amended Certificate of Incorporation of XOMA Corporation	8-K	000-14710	3.1	10/18/2016

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock	8-K	000-14710	3.1	02/16/2017

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series Y Convertible Preferred Stock	8-K	000-14710	3.1	12/13/2018

3.7	By-laws of XOMA Corporation	8-K	000-14710	3.2	01/03/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7

4.2	Specimen of Common Stock Certificate	8-K	000-14710	4.1	01/03/2012

4.3	Form of Series X Preferred Stock Certificate	8-K	000-14710	4.1	02/16/2017

4.4	Form of Warrant (February 2015 Warrants)	10-Q	000-14710	4.10	05/07/2015

4.5	Form of Warrant (February 2016 Warrant)	10-Q	000-14710	4.9	05/04/2016

4.6	Form of Warrant (May 2018 Warrant)	10-Q	000-14710	4.6	08/07/2018

4.7+	Form of Warrant (March 2019 Warrant)

10.1#	Amendment No. 2, dated January 7, 2019, to the License Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio)	10-K	000-14710	10.71	03/07/2019

10.2	Amendment No. 2, dated January 7, 2019, to the Common Stock Purchase Agreement, dated December 6, 2017, between XOMA (US) LLC and Rezolute, Inc. (formerly AntriaBio)	10-K	000-14710	10.72	03/07/2019

10.3+	First Amendment, dated March 4, 2019, to the Loan and Security Agreement dated May 7, 2018, between XOMA Corporation, XOMA (US) LLC and XOMA Technology, Ltd. and Silicon Valley Bank

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+

Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith
#	Confidential treatment has been granted for certain provisions omitted from this Exhibit. The omitted information has been filed separately with the SEC.
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

XOMA Corporation

Date: May 6, 2019	By:	/s/ JAMES R. NEAL
James R. Neal Chief Executive Officer (principal executive officer) and Director

Date: May 6, 2019	By:	/s/ THOMAS BURNS
Thomas Burns Senior Vice President, Finance and Chief Financial Officer (principal financial and principal accounting officer)